Form 10-Q
period 1996-06-30
SOUTHWEST BANCORP INC
filed 1996-08-08
CIK 914374

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                     _____________________________________


                                   FORM 10-Q


     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996.

                                      OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 For the transition period from __________ to __________


                       Commission File Number   0-23064


                            SOUTHWEST BANCORP, INC.
            (Exact name of registrant as specified in its charter)


Oklahoma                                                     #73-1136584
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)


608 South Main Street                                             74074
Stillwater, Oklahoma                                          (Zip Code)
(Address of principal executive office)

Registrant's telephone number, including area code:  (405) 372-2230


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                       [ x ] YES       [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   3,761,202
                                   ---------

                            SOUTHWEST BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

     ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Unaudited Consolidated Statements of Financial Condition at
           June 30, 1996 and December 31, 1995                               3

          Unaudited Consolidated Statements of Operations for the
           three and six months ended June 30, 1996 and 1995                 4

          Unaudited Consolidated Statements of Cash Flows for the
           six months ended June 30, 1996 and 1995                           5

          Notes to Unaudited Consolidated Financial Statements               6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                            7


PART II.  OTHER INFORMATION                                                 12


SIGNATURES                                                                  13

SOUTHWEST BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share date)

                                                                                June 30,        December 31,
                                                                                 1996              1995
                                                                              -----------       -----------
Assets
Cash and due from banks                                                         $ 28,691          $ 20,789
Federal funds sold                                                                10,600                --
                                                                              -----------       -----------
      Cash and cash equivalents                                                   39,291            20,789
Investment securities:
  Held to maturity, approximate fair value of
    $81,157 (1996) and $75,202 (1995)                                             81,583            74,644
  Available for sale, approximate fair value                                      60,666            73,044
Loans receivable, net of allowance for loan
  losses of $6,513 (1996) and $5,813 (1995)                                      572,289           526,175
Accrued interest receivable                                                        7,404             7,117
Premises and equipment, net                                                        7,818             6,224
Other real estate                                                                    118               195
Other assets                                                                       3,500             2,190
Intangibles, net                                                                     693               757
                                                                              -----------       -----------
      Total assets                                                              $773,362          $711,135
                                                                              ===========       ===========

Liabilities & shareholders' equity
Deposits:
  Noninterest-bearing demand                                                    $ 81,935          $ 78,308
  Interest-bearing demand                                                         39,714            33,762
  Time, money market and savings                                                 582,045           522,317
                                                                              -----------       -----------
      Total deposits                                                             703,694           634,387
Income taxes payable                                                                 103               271
Accrued interest payable                                                           4,216             4,266
Other liabilities                                                                  3,187            11,854
                                                                              -----------       -----------
      Total liabilities                                                          711,200           650,778

Commitments and contingencies
Shareholders' equity:
  Serial preferred stock -
    Series A, 9.20% Redeemable, Cumulative Preferred Stock;
      $1 par value; 1,000,000 shares authorized; liquidation
      value $17,250,000; 690,000 shares issued and outstanding                       690               690
    Series B, $1 par value; 1,000,000 shares authorized; none issued                  --                --
  Common stock - $1 par value; 10,000,000 shares
    authorized; issued and outstanding 3,759,492 (1996)
    and 3,755,228 (1995)                                                           3,759             3,755
  Capital surplus                                                                 24,245            24,171
  Retained earnings                                                               33,718            31,129
  Unrealized gain/(loss) on investment securities
    available for sale, net of tax                                                  (250)              612
                                                                              -----------       -----------
      Total shareholders' equity                                                  62,162            60,357
                                                                              -----------       -----------
      Total liabilities & shareholders' equity                                  $773,362          $711,135
                                                                              ===========       ===========

SOUTHWEST BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

                                                             For the three months       For the six months
                                                                ended June 30,             ended June 30,
                                                              1996         1995         1996          1995
                                                            --------     --------     --------       --------
Interest income:
  Interest and fees on loans                                 $13,271      $11,155      $26,103       $21,120
  Investment securities:
    U.S. Government and Agency obligations                     1,651        1,569        3,291         3,188
    State and political subdivisions                             146          117          286           224
    Mortgage-backed securities                                   391          378          781           757
    Other securities                                              19           12           32            26
  Federal funds sold                                             144          317          218           413
                                                            --------     --------     --------      --------
      Total interest income                                   15,622       13,548       30,711        25,728

Interest expense:
  Interest-bearing demand                                        206          181          409           377
  Time, money market and savings                               7,550        7,180       14,875        13,033
  Other borrowed money                                            13           13           71           207
                                                            --------     --------     --------      --------
      Total interest expense                                   7,769        7,374       15,355        13,617
                                                            --------     --------     --------      --------
Net interest income                                            7,853        6,174       15,356        12,111
Provision for loan losses                                        775          375        1,650           750
                                                            --------     --------     --------      --------
Net interest income after provision for loan losses            7,078        5,799       13,706        11,361
Other income:
  Service charges and fees                                       720          658        1,428         1,254
  Credit cards                                                   233          199          440           414
  Other noninterest income                                       101           78          218           192
  Gain/(loss) on sales of loans receivable                       375          144          823           333
  Gain/(loss) on sale of investment securities                    49           -           171            (8)
                                                            --------     --------     --------      --------
      Total other income                                       1,478        1,079        3,080         2,185

Other expenses:
  Salaries and employee benefits                               3,006        2,434        5,834         4,708
  Occupancy                                                      866          757        1,625         1,459
  FDIC and other insurance                                       153          330          285           655
  Credit cards                                                    60          144          164           273
  Other real estate owned, net                                     1            4            1           (16)
  General and administrative                                   1,379        1,258        2,775         2,480
                                                            --------     --------     --------      --------
      Total other expenses                                     5,465        4,927       10,684         9,559
                                                            --------     --------     --------      --------
Income before taxes                                            3,091        1,951        6,102         3,987
Taxes on income                                                1,115          687        2,194         1,388
                                                            --------     --------     --------      --------
Net income                                                   $ 1,976      $ 1,264      $ 3,908       $ 2,599
                                                            ========     ========     ========      ========

Net income available to common shareholders                  $ 1,579      $ 1,264      $ 3,114       $ 2,599
                                                            ========     ========     ========      ========

Earnings per common share                                      $0.42        $0.34        $0.83         $0.70
                                                            ========     ========     ========      ========

Weighted average common shares outstanding                 3,759,198    3,755,228    3,758,029     3,755,228
                                                           =========    =========    =========     =========

SOUTHWEST BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                    For the six months
                                                                                       ended June 30,
                                                                                   1996              1995
                                                                               -----------       -----------
Operating activities:
  Net income                                                                      $ 3,908           $ 2,599
  Adjustments to reconcile net income to net cash provided
    from/(used in) operating activities:
    Provision for loan losses                                                       1,650               750
    Depreciation and amortization expense                                             584               482
    Amortization of premiums and accretion of discount
      on securities, net                                                              122               146
    Amortization of intangibles                                                        64                87
    (Gain)/loss on sales of securities                                               (171)                8
    (Gain)/loss on sales of loans receivable                                         (823)             (333)
    (Gain)/loss on sales of premises and equipment                                    (10)                3
    (Gain)/loss on other real estate owned, net                                        (2)              (26)
    Proceeds from sales of residential mortgage loans                              26,837             9,871
    Residential mortgage loans originated for resale                              (36,045)          (14,555)
  Changes in assets and liabilities:
    Accrued interest receivable                                                      (287)             (304)
    Income taxes payable                                                             (168)             (193)
    Accrued interest payable                                                          (50)            1,552
    Other                                                                          (9,439)          (14,145)
                                                                               -----------       -----------
    Net cash provided from/(used in) operating activities                         (13,830)          (14,058)
                                                                               -----------       -----------
Investing activities:
  Proceeds from sales of held to maturity securities                                   --             5,993
  Proceeds from sales of available for sale securities                                 --                --
  Proceeds from principal repayments, redemptions and maturities of:
    Held to maturity securities                                                    14,824             8,012
    Available for sale securities                                                  17,377             1,331
  Purchases of held to maturity securities                                        (21,848)           (3,939)
  Purchases of available for sale securities                                       (6,303)           (1,006)
  Loans originated and principal repayments, net                                  (54,968)          (77,665)
  Proceeds from sales of guaranteed student loans                                  17,235            16,164
  Purchases of premises and equipment                                              (2,191)           (1,271)
  Proceeds from sales of premises and equipment                                        24                16
  Proceeds from sales of other real estate                                             79                94
                                                                               -----------       -----------
    Net cash provided from/(used in) investing activities                         (35,771)          (52,271)
                                                                               -----------       -----------
Financing activities:
  Net increase in deposits                                                         69,307            94,186
  Net proceeds from issuance of common stock                                           78                --
  Net proceeds from issuance of preferred stock                                        --                --
  Common stock dividends paid                                                        (488)             (638)
  Preferred stock dividends paid                                                     (794)               --
                                                                               -----------       -----------
    Net cash provided from/(used in) financing activities                          68,103            93,548
                                                                               -----------       -----------
Net increase/(decrease) in cash and cash equivalents                               18,502            27,219
Cash and cash equivalents,
  Beginning of period                                                              20,789            16,394
                                                                               -----------       -----------
  End of period                                                                   $39,291           $43,613
                                                                               ===========       ===========

                            SOUTHWEST BANCORP, INC.

             Notes to Unaudited Consolidated Financial Statements


NOTE 1:  GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. However, the financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE 2:  PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Southwest Bancorp, Inc. (the Company) and its wholly owned subsidiary, The Stillwater National Bank and Trust Company (the Bank). All significant intercompany transactions and balances have been eliminated in consolidation.


NOTE 3:  RECENTLY ADOPTED ACCOUNTING STANDARDS

The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which establishes accounting standards for such assets, on January 1, 1996. Also on that date, the Company adopted SFAS No. 122, Accounting for Mortgage Servicing Rights, which amends the accounting for the rights to service mortgage loans, however acquired, and requires the Company to recognize as separate assets those rights to service mortgage loans for others. SFAS No. 122 also requires the Company to evaluate whether amounts capitalized as mortgage servicing rights are impaired. Adoption of SFAS Nos. 121 and 122 did not have a material impact on the Company's consolidated financial position or results of operations.

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes a fair value method and disclosure standards for stock-based employee compensation arrangements, such as stock purchase plans and stock options. SFAS No. 123 became effective January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion (APB) No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the 1996 year-end financial statements.

                            SOUTHWEST BANCORP, INC.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations


FINANCIAL CONDITION

The Company's total assets increased by $62.3 million, or 9%, from $711.1 million at December 31, 1995 to $773.4 million at June 30, 1996.

Loans were $578.8 million at June 30, 1996, an increase of $46.8 million, or 9%, compared to December 31, 1995. The Company experienced its most significant increases in the categories of commercial loans, which increased by $21.9 million, or 12%, real estate construction loans, which increased by $14.0 million, or 42%, residential mortgages, which increased by $10.0 million, or 23%, and commercial mortgages, which increased by $5.2 million, or 3%. These increases were offset by a $5.5 million, or 8% reduction in government-guaranteed student loans. At June 30, 1996, the allowance for loan losses was $6.5 million, or 1.13% of total loans, compared to $5.8 million, or 1.09% of total loans, at December 31, 1995.

Investment securities were $142.2 at June 30, 1996, a reduction of $5.4 million, or 4%, compared to December 31, 1995.

The Company's deposits increased by $69.3 million, or 11%, from $634.4 million at December 31, 1995 to $703.7 million at June 30, 1996. This increase occurred primarily in time deposits.

Shareholders' equity increased by $1.8 million, or 3%, due primarily to first and second quarter earnings, net of dividends declared on common and preferred stock.


RESULTS OF OPERATIONS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

Net Income

Net income for the first six months of 1996 was $3.9 million, a $1.3 million, or 50%, increase from the $2.6 million earned during the same period in 1995. Earnings per common share for the first six months of 1996 were $0.83, after the deduction of preferred stock dividends, compared to $0.70 for the first six months of 1995. Average common shares outstanding were 3,758,029 and 3,755,228, respectively. The Company issued 690,000 shares of Series A, 9.20% Cumulative Preferred Stock in the third quarter of 1995. Net interest income increased $3.2 million, or 27%, for the first six months of 1996 compared to the same period in 1995. This increase in net interest income, as well as an $895,000, or 41%, increase in other income, offset a $1.1 million, or 12%, increase in other expenses, a $900,000, or 120%, increase in provision for loan loss and an $806,000, or 58%, increase in taxes. For the first six months of 1996, the return on average total equity was 12.85% and the return on average common equity was 14.27% compared to the 13.33% return on average equity for the first six months of 1995.

Net Interest Income

Net interest income increased to $15.3 million for the first six months of 1996 from $12.1 million for the same period in 1995 as continued growth in the loan portfolio enabled the Company to post a $5.0 million increase in interest income that exceeded the $1.7 million increase in interest expense during the period. Yields on the Company's interest-earning assets increased by 13 basis points, and the rates paid on the Company's interest-bearing liabilities declined by 8 basis points, resulting in an increase in the interest rate spread to 3.57% for the six months ended June 30, 1996 from 3.36% for the six months ended June 30, 1995. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 119.07% for the first six months of 1996 from 115.84% for the first six months of 1995. This percentage increase was, in part, the result of the use of proceeds from the Company's July 1995 Preferred stock issuance to fund interest-earning assets.

Total interest income for the first six months of 1996 was $30.7 million, up 19% from $25.7 million during the same period in 1995. The principal factors providing greater interest income were the $99.0 million, or 22%, increase in the volume of average loans outstanding and the increase in yields earned on loans and investment securities. The Company's loan yields increased to 9.59% for the first six months of 1996 from 9.50% in 1995. During the same period, the Company's yield on investment securities declined to 6.11% from 6.25% as a result of calls of relatively high-yielding Agency securities.

Total interest expense for the first six months of 1996 was $15.4 million, an increase of 13% from $13.6 million for the same period in 1995. The increase in total interest expense can be attributed to an increase in average interest-bearing liabilities of $72.3 million, or 14%. During the same period, the rates paid on average interest-bearing liabilities declined to 5.25% from 5.33%.

Other Income

Other income increased by $895,000 for the first six months of 1996 compared to the first six months of 1995 primarily due to increased gains on sales of loans receivable and investment securities. The increase in gains on sales of loans receivable reflected higher sales of student loans and mortgage loans. Sales of student loans during the first six months of 1996 were $17.2 million compared to $16.2 million for the same period in 1995. Sales of mortgage loans increased to $26.8 million for the first six months of 1996 compared to $9.9 million for the same period in 1995. The gain on sales of investment securities occurred when $4.6 million in Agency securities classified as "held to maturity" and $11.2 million in Agency securities classified as "available for sale", originally purchased at a discount, were called prior to their stated maturity date.

Other Expenses

The Company's other expenses increased $1.1 million for the first six months of 1996 compared to the first six months of 1995. This increase was primarily the result of an increase in salaries and employee benefits, which increased $1.1 million as a result of a 15% increase in staffing. The increase in staffing is related to the expansion of the Company's asset and deposit bases. In addition, occupancy expense increased $166,000 and general and administrative expense increased $295,000 compared to 1995. These increases were offset by a $370,000 reduction in FDIC and other insurance expense. The increase in occupancy expense was due primarily to the leasing of additional office space and the depreciation on furniture and equipment purchased to furnish those new offices.

The reduction in FDIC and other insurance for the six month periods ended June 30, 1996 and 1995 was due to a reduction in premiums, beginning July 1, 1995, as the Bank Insurance Fund (BIF), of which the Bank is a member, achieved its statutory reserve ratio. If certain legislation currently being considered by Congress is enacted, the Bank will be required to pay a special assessment to the FDIC with respect to deposits it acquired from a savings association in 1991. It is not known whether this legislation will be enacted or what the amount of the special assessment will be if it is enacted.

Provision for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The adequacy of the allowance for loan losses is determined by management based upon a number of factors including, among others, analytical reviews of loan loss experience in relationship to outstanding loans and commitments; unfunded loan commitments; problem and nonperforming loans and other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; use of appraisals to estimate the value of collateral; and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Changes in the allowance may occur because of changing economic conditions, and economic prospects or the financial position of borrowers. Based upon this review, management established an allowance of $6.5 million, or 1.13% of total loans, at June 30, 1996 compared to an allowance of $5.8 million, or 1.09% of total loans at December 31, 1995. During the first six months of 1996 and 1995, the provisions for loan losses were $1.7 million and $750,000, respectively. The larger provision for loan losses during the first six months of 1996 was due to the need for greater general reserves in light of the increase in the size of the loan portfolio and higher historical charge-off ratios.

Taxes on Income

The Company's income tax expense for the first six months of 1996 and 1995 was $2.2 million and $1.4 million, respectively. The Company's income tax expense for the second quarters of 1996 and 1995 was $1.1 million and $687,000, respectively. The Company's effective tax rates have been lower than the 34% Federal and 6% State statutory rates primarily because of tax-exempt income on municipal obligations and loans.


FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

Net Income

Net income for the second quarter of 1996 was $2.0 million, a $712,000, or 56%, increase from the $1.3 million earned during the same period in 1995. Earnings per common share for the second quarter of 1996 were $0.42, after the deduction of preferred stock dividends, compared to $0.34 for the second quarter of 1995. Average common shares outstanding were 3,759,198 and 3,755,228, respectively. The Company issued 690,000 shares of Series A, 9.20% Cumulative Preferred Stock in the third quarter of 1995. Net interest income increased $1.7 million, or 27%, for the second quarter of 1996 compared to the same period in 1995. This increase in net interest income, as well as a $399,000, or 37%, increase in other income, offset a $538,000, or 11%, increase in other expenses, a $400,000, or 107%, increase in provision for loan loss and a $428,000, or 62%, increase in taxes. For the second quarter of 1996, the return on average total equity was 12.92% and the return on average common equity was 14.16% compared to the 12.63% return on average equity for the second quarter of 1995.

Net Interest Income

Net interest income increased to $7.9 million for the second quarter of 1996 from $6.2 million for the same period in 1995 as continued growth in the loan portfolio enabled the Company to post a $2.1 million increase in interest income that exceeded the $395,000 increase in interest expense during the period. Yields on the Company's interest-earning assets increased by 2 basis points, and the rates paid on the Company's interest-bearing liabilities declined by 34 basis points, resulting in an increase in the interest rate spread to 3.63% for the second quarter of 1996 from 3.27% for the second quarter of 1995. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 118.39% for the second quarter of 1996 from 115.50% for the second quarter of 1995. This percentage increase was, in part, the result of the use of proceeds from the Company's July 1995 Preferred stock issuance to fund interest-earning assets.

Total interest income for the second quarter of 1996 was $15.6 million, up 15% from $13.5 million during the same period in 1995. The principal factor providing greater interest income was the $92.3 million, or 20%, increase in the volume of average loans outstanding. The Company's loan yields declined to 9.64% for the second quarter of 1996 from 9.70% in 1995. During the same period, the Company's yield on investment securities declined to 6.09% from 6.22% as a result of calls of relatively high-yielding Agency securities.

Total interest expense for the second quarter of 1996 was $7.8 million, an increase of 5% from $7.4 million for the same period in 1995. The increase in total interest expense can be attributed to an increase in average interest-bearing liabilities of $66.7 million, or 13%. During the same period, the rates paid on average interest-bearing liabilities declined to 5.21% from 5.55%.

Other Income

Other income increased by $399,000 for the second quarter of 1996 compared to the second quarter of 1995 primarily due to increased gains on sales of loans receivable. The increase in gains on sales of loans receivable reflected higher sales of student loans and mortgage loans. Sales of student loans during the second quarter of 1996 were $4.8 million compared to $4.6 million for the same period in 1995. Sales of mortgage loans increased to $18.4 million for the second quarter of 1996 compared to $6.4 million for the same period in 1995.

Other Expenses

The Company's other expenses increased $538,000 for the second quarter of 1996 compared to the second quarter of 1995. This increase was primarily the result of an increase in salaries and employee benefits, which increased $572,000 as a result of a 15% increase in staffing. The increase in staffing is related to the expansion of the Company's asset and deposit bases. In addition, occupancy expense increased $109,000 and general and administrative expense increased $121,000 compared to 1995. These increases were offset by a $177,000 reduction in FDIC and other insurance expense. The increase in occupancy expense was due primarily to the leasing of additional office space and the depreciation on furniture and equipment purchased to furnish those new offices.

The reduction in FDIC and other insurance for the three month periods ended June 30, 1996 and 1995 was due to a reduction in premiums, beginning July 1, 1995, as the Bank Insurance Fund (BIF), of which the Bank is a member, achieved its statutory reserve ratio. If certain legislation currently being considered by Congress is enacted, the Bank will be required to pay a special assessment to the FDIC with respect to deposits it acquired from a savings association in 1991. It is not known whether this legislation will be enacted.


LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans. The Company's portfolio of government-guaranteed student loans and SBA loans are also readily salable. Additional sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit less than $100,000 were 84% and 87% of total deposits at June 30, 1996 and 1995, respectively.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchases and borrowings from the Federal Reserve Bank. The Bank has approved federal funds purchase lines with three other banks. The Bank also carries interest-bearing demand notes issued by the Bank to the U.S. Treasury as a participant in the Treasury Tax and Loan note program. In addition, the Bank has available a $20.0 million line of credit from the Student Loan Marketing Association (SLMA). Borrowings under the SLMA line would be secured by student loans. During the first quarters of 1996 and 1995, no category of borrowings averaged more than 30% of ending shareholders' equity.

During the first six months of 1996, cash and cash equivalents increased by $18.5 million. The increase was the result of cash generated from financing activities (primarily increased deposits) of $68.1 million offset by $13.8 million in cash used in operating activities and $35.8 million in cash used in investing activities.

Cash and cash equivalents, during the first six months of 1995, increased by $27.2 million. The increase was the result of cash generated from financing activities (primarily increased deposits) of $93.5 million offset by $14.0 million in cash used in operating activities and $52.3 million in cash used in investing activities.


CAPITAL RESOURCES

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (FRB). The guidelines are commonly known as Risk-Based Capital Guidelines.

On June 30, 1996, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 12.17%, a Tier I risk-based capital ratio of 10.80%, and a leverage ratio of 8.12%. As of June 30, 1996, the Bank also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

The Company declared a dividend of $.07 per common share payable on July 1, 1996 to shareholders of record as of June 19, 1996. In July 1996, the Company declared a dividend of $.575 per preferred share payable on September 3, 1996 to shareholders of record as of August 19, 1996.


EFFECTS OF INFLATION

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation.

                          PART II - OTHER INFORMATION


Item 1.     Legal proceedings

            None


Item 2.     Changes in securities

            None


Item 3.     Defaults upon senior securities

            None


Item 4.     Submission of matters to a vote of security holders

            At the Company's annual shareholders' meeting, held on April 25, 1996, the shareholders of the Company elected Robert L. McCormick, Jr., J. Berry Harrison, Erd M. Johnson, and James B. Wise, M.D. as Directors with terms expiring at the 1999 annual shareholders' meeting. The shareholder vote in the election of each director was 3,081,404 for and 23,823 withheld. Other Directors continuing in office are George M. Berry, Paul C. Wise, Joyce P. Berry, Joe Berry Cannon, Robert B. Rodgers, Thomas D. Berry, W. Haskell Cudd, David
            P. Lambert, Linford R. Pitts, and Lee Wise.

            Also at the annual shareholders' meeting, the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the authorized shares of capital stock from 7,000,000 to 12,000,000, consisting of 10,000,000 shares of common stock, par value $1.00 per share ("Common Stock"), and an aggregate of 2,000,000 shares of serial preferred stock, par value $1.00 per share. The shareholder vote in this matter was 2,742,797 for, 28,189 against, 19,454 abstaining, and 314,787 broker non-votes.


Item 5.     Other information

            None


Item 6.     Exhibits and reports on Form 8-K

            (a)    Exhibits.  The following is a list of Exhibits filed as part
                   --------
                   of this Quarterly Report on Form 10-Q:

                   No.    Exhibit
                   ---    -------
                   3.1    Amended and Restated Certificate of Incorporation of
                          Southwest Bancorp, Inc.

                   27     Financial Data Schedule.

            (b)    Reports on Form 8-K.  No reports on Form 8-K were filed
                   -------------------
                   during for the quarter which this Quarterly Report on Form 10-Q is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTHWEST BANCORP, INC.
(Registrant)


By:/s/ Robert L. McCormick, Jr.                    July 31, 1996
   -------------------------------------           --------------------------
   Robert L. McCormick, Jr.                        Date
   President
   (Principal Executive Officer)



   By:/s/ Kerby E. Crowell                          July 31, 1996
      ----------------------------------            --------------------------
   Kerby E. Crowell                                 Date
   Executive Vice President and
   Chief Financial Officer
   (Principal Financial and Accounting Officer)

     INDEX TO EXHIBITS


     Number   Description

     3.1 Amended and Restated Certificate of Incorporation of Southwest Bancorp., Inc.

     27       Financial Data Schedule.