Form 10-Q
period 1996-09-30
SOUTHWEST BANCORP INC
filed 1996-11-04
CIK 914374

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------


                                    FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1996.

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


                                [x] YES [ ] NO


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                    3,763,530
                                    ---------




                                     1 of 18

                             SOUTHWEST BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                                            Page No.
PART I.  FINANCIAL INFORMATION

         ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  Unaudited Consolidated Statements of Financial Condition at
                    September 30, 1996 and December 31, 1995                                    3

                  Unaudited Consolidated Statements of Operations for the
                    three and nine months ended September 30, 1996 and 1995                     4

                  Unaudited Consolidated Statements of Cash Flows for the
                    nine months ended September 30, 1996 and 1995                               5

                  Unaudited Consolidated Statements of Shareholders' Equity for the
                    nine months ended September 30, 1996 and 1995                               6

                  Notes to Unaudited Consolidated Financial Statements                          7

                  Supplemental Financial Data, Average Balances/Yields and Rates               10


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                          11


PART II. OTHER INFORMATION                                                                     17


SIGNATURES                                                                                     18

SOUTHWEST BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share date)


                                                                            September 30,    December 31,
                                                                                1996            1995
                                                                            -------------    ------------
Assets
Cash and due from banks                                                         $ 22,674        $ 20,789
Federal funds sold                                                                16,400               -
                                                                            -------------    ------------
      Cash and cash equivalents                                                   39,074          20,789
Investment securities:
  Held to maturity, approximate fair value of
    $88,099 (1996) and $75,202 (1995)                                             88,410          74,644
  Available for sale, approximate fair value                                      66,064          73,044
Loans receivable, net of allowance for loan
  losses of $7,005 (1996) and $5,813 (1995)                                      607,178         526,175
Accrued interest receivable                                                        7,311           7,117
Premises and equipment, net                                                        8,743           6,224
Other real estate                                                                    137             195
Other assets                                                                       4,209           2,190
Intangibles, net                                                                     667             757
                                                                            -------------    ------------
      Total assets                                                              $821,793        $711,135
                                                                            =============    ============

Liabilities & shareholders' equity
Deposits:
  Noninterest-bearing demand                                                    $ 91,662        $ 78,308
  Interest-bearing demand                                                         35,463          33,762
  Time, money market and savings                                                 622,587         522,317
                                                                            -------------    ------------
      Total deposits                                                             749,712         634,387
Income taxes payable                                                                   -             271
Accrued interest payable                                                           4,606           4,266
Other liabilities                                                                  4,259          11,854
                                                                            -------------    ------------
      Total liabilities                                                          758,577         650,778
Commitments and contingencies
Shareholders' equity:
  Serial preferred stock-
    Series A, 9.20% Redeemable, Cumulative Preferred Stock;
      $1 par value; 1,000,000 shares authorized; liquidation
      value $17,250,000; 690,000 shares issued and outstanding                       690             690
    Series B, $1 par value; 1,000,000 shares authorized; none issued                   -               -
  Common stock-$1 par value; 10,000,000 shares
    authorized; issued and outstanding 3,761,828 (1996)
    and 3,755,228 (1995)                                                           3,762           3,755
  Capital surplus                                                                 24,287          24,171
  Retained earnings                                                               34,658          31,129
  Unrealized gain/(loss) on investment securities
    available for sale, net of tax                                                  (181)            612
                                                                            -------------    ------------
      Total shareholders' equity                                                  63,216          60,357
                                                                            -------------    ------------
      Total liabilities & shareholders' equity                                  $821,793        $711,135
                                                                            =============    ============

SOUTHWEST BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

                                                            For the three months           For the nine months
                                                            ended September 30,            ended September 30,
                                                            1996            1995           1996            1995
                                                        ------------    ------------    -----------    ------------
Interest income:
    Interest and fees on loans                            $14,240         $11,997         $40,343        $33,117
    Investment securities:
       U.S. Government and Agency obligations               1,735           1,764           5,026          4,952
       State and political subdivisions                       146             127             432            351
       Mortgage-backed securities                             376             388           1,157          1,145
       Other securities                                        29              17              61             43
    Federal funds sold                                        170             150             388            563
                                                        ------------    ------------    -----------    ------------
           Total interest income                           16,696          14,443          47,407         40,171
Interest expense:
    Interest-bearing demand                                   218             193             627            570
    Time, money market and savings                          8,327           7,261          23,202         20,294
    Other borrowed money                                       16              30              87            237
                                                       ------------    ------------     -----------   ------------
           Total interest expense                           8,561           7,484          23,916         21,101
                                                       ------------    ------------     -----------   ------------
Net interest income                                         8,135           6,959          23,491         19,070
Provision for loan losses                                     775             875           2,425          1,625
                                                       ------------    ------------     -----------   ------------
Net interest income after provision for loan losses         7,360           6,084          21,066         17,445
Other income:
    Service charges and fees                                  685             631           2,113          1,885
    Credit cards                                              215             233             655            647
    Other noninterest income                                  107             107             325            299
    Gain/(loss) on sales of loans receivable                  584             493           1,407            826
    Gain/(loss) on sale of investment securities                1               -             172             (8)
                                                       ------------    ------------     -----------   ------------
           Total other income                               1,592           1,464           4,672          3,649
Other expenses:
    Salaries and employee benefits                          3,174           2,598           9,008          7,306
    Occupancy                                                 981             793           2,606          2,252
    FDIC and other insurance                                  534              63             819            718
    Credit cards                                               81             140             245            413
    Other real estate owned, net                                1             (15)              2            (31)
    General and administrative                              1,682           1,431           4,457          3,911
                                                       ------------    ------------     -----------   ------------
           Total other expenses                             6,453           5,010          17,137         14,569
                                                       ------------    ------------     -----------   ------------
Income before taxes                                         2,499           2,538           8,601          6,525
Taxes on income                                               898             909           3,092          2,297
                                                       ------------    ------------     -----------   ------------
Net income                                                $ 1,601         $ 1,629         $ 5,509        $ 4,228
                                                       ============    ============     ===========   ============

Net income available to common shareholders               $ 1,205         $ 1,360         $ 4,319        $ 3,959
                                                       ============    ============     ===========   ============

Earnings per common share                                   $0.32           $0.35           $1.15          $1.05
                                                       ============    ============     ===========   ============

Weighted average common shares outstanding              3,761,502       3,755,228       3,759,195      3,755,228
                                                       ============    ============    ============   ============

SOUTHWEST BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                    For the nine months
                                                                                    ended September 30,
                                                                                 1996               1995
                                                                          -----------------   ----------------
Operating activities:
   Net income                                                                     $ 5,509            $ 4,228
   Adjustments to reconcile net income to net cash provided
      from/(used in) operating activities:
      Provision for loan losses                                                     2,425              1,625
      Depreciation and amortization expense                                           931                749
      Amortization of premiums and accretion of discount
        on securities, net                                                            190                202
      Amortization of intangibles                                                      90                130
      (Gain)/loss on sales of securities                                             (172)                 8
      (Gain)/loss on sales of loans receivable                                     (1,407)              (826)
      (Gain)/loss on sales of premises and equipment                                  (10)                 3
      (Gain)/loss on other real estate owned, net                                      (2)               (43)
      Proceeds from sales of residential mortgage loans                            31,772             21,811
      Residential mortgage loans originated for resale                            (41,363)           (33,831)
   Changes in assets and liabilities:
      Accrued interest receivable                                                    (194)            (1,238)
      Income taxes payable                                                           (271)               (61)
      Accrued interest payable                                                        340                937
      Other                                                                        (9,124)           (13,770)
                                                                          -----------------   ----------------
      Net cash provided from/(used in) operating activities                       (11,286)           (20,076)
                                                                          -----------------   ----------------
Investing activities:
   Proceeds from sales of held to maturity securities                                   -              5,993
   Proceeds from sales of available for sale securities                                 -                  -
   Proceeds from principal repayments, redemptions and maturities of:
      Held to maturity securities                                                  19,132             10,188
      Available for sale securities                                                22,637              4,533
   Purchases of held to maturity securities                                       (33,045)           (23,363)
   Purchases of available for sale securities                                     (16,849)            (7,520)
   Loans originated and principal repayments, net                                (104,040)          (100,863)
   Proceeds from sales of guaranteed student loans                                 31,591             33,414
   Purchases of premises and equipment                                             (3,464)            (1,668)
   Proceeds from sales of premises and equipment                                       24                 18
   Proceeds from sales of other real estate                                            79                112
                                                                          -----------------   ----------------
      Net cash provided from/(used in) investing activities                       (83,935)           (79,156)
                                                                          -----------------   ----------------
Financing activities:
   Net increase in deposits                                                       115,325             86,230
   Net proceeds from issuance of common stock                                         123                  -
   Net proceeds from issuance of preferred stock                                        -             16,322
   Common stock dividends paid                                                       (752)              (864)
   Preferred stock dividends paid                                                  (1,190)                 -
                                                                          -----------------   ----------------
      Net cash provided from/(used in) financing activities                       113,506            101,688
                                                                          -----------------   ----------------
Net increase/(decrease) in cash and cash equivalents                               18,285              2,456
Cash and cash equivalents,
   Beginning of period                                                             20,789             16,394
                                                                          -----------------   ----------------
   End of period                                                                  $39,074            $18,850
                                                                          =================   ================

SOUTHWEST BANCORP, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands)

                                                                                                  Unrealized
                                                                                                 Gain/Loss on
                                         Preferred      Common        Capital       Retained      Investment
                                           Stock        Stock         Surplus       Earnings      Securities
                                      -----------------------------------------------------------------------
Balance, January 1, 1995                      -          $3,755        $ 8,539       $26,471         $(877)

Cash dividends paid:
   Common, $0.18 per share                    -               -              -          (676)            -

Issuance of preferred stock,
   net of offering costs                   $690               -         15,632             -             -

Change in unrealized
   gain/(loss) on investment
   securities available for sale,
   net of tax                                 -               -              -             -           954

Net income                                    -               -              -         4,228             -
                                      -----------------------------------------------------------------------

Balance, September 30, 1995                $690          $3,755        $24,171       $30,023          $ 77
                                      =======================================================================



Balance, January 1, 1996                   $690          $3,755        $24,171       $31,129         $ 612

Cash dividends paid:
   Common, $0.21 per share                    -               -              -          (790)            -
   Preferred, $0.575 per share                                                        (1,190)

Change in unrealized
   gain/(loss) on investment
   securities available for sale,
   net of tax                                 -               -              -             -          (793)

Shares purchased by
   employee stock purchase
   plan                                       -               3             45             -             -

Shares purchased by dividend
   reinvestment plan                          -               4             71             -             -

Net income                                    -               -              -         5,509             -
                                      -----------------------------------------------------------------------

Balance, September 30, 1996                $690          $3,762        $24,287       $34,658         $(181)
                                      =======================================================================

                             SOUTHWEST BANCORP, INC.

              Notes to Unaudited Consolidated Financial Statements


NOTE 1:  GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. However, the financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation. The results of operations and cash flows for the nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.


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

NOTE 4:  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 requires the Company to recognize the financial and servicing assets it controls and liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. The Company will adopt SFAS No. 125 for transfers and servicing of financial assets and extinguishments of liabilities when required. Management believes that adoption of SFAS No. 125 will not have a material impact on the Company's consolidated financial position or results of operations.


NOTE 5:  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is shown below for the indicated periods.

                                                                  For the Nine                   For the
                                                                  Months Ended                  Year Ended
                                                               September 30, 1996           December 31, 1995
                                                              ---------------------        ---------------------
                                                                           (Dollars in Thousands)
Balance at beginning of period                                             $5,813                       $4,959
Loans charged-off:
       Real-estate mortgage                                                    80                            7
       Real estate construction                                                 -                            1
       Commercial                                                             789                        1,101
       Installment and consumer                                               816                          694
                                                              ---------------------        ---------------------
              Total charge-offs                                             1,685                        1,803

Recoveries:
       Real-estate mortgage                                                    22                          152
       Real estate construction                                                 -                            -
       Commercial                                                             252                          334
       Installment and consumer                                               178                          171
                                                              ---------------------        ---------------------
              Total recoveries                                                452                          657

Net loans charged-off                                                       1,233                        1,146
Provision for loan losses                                                   2,425                        2,000
                                                              ---------------------        ---------------------
Balance at end of period                                                   $7,005                       $5,813
                                                              =====================        =====================

Loans outstanding:
       Average                                                           $564,966                     $473,080
       End of period                                                      614,183                      531,988
Net charge-offs to total average loans                                       0.29%                        0.24%
Allowance for loan losses to total loans                                     1.14%                        1.09%

Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.

                                                                      As of                       As of
                                                               September 30, 1996           December 31, 1995
                                                              ---------------------        ---------------------
Nonaccrual loans                                                            $4,513                         $724
Past due 90 days or more                                                       966                          951
Restructured terms                                                           2,702                        3,604
                                                              ---------------------        ---------------------
       Total nonperforming loans                                             8,181                        5,279
Other real estate owned                                                        137                          195
                                                              ---------------------        ---------------------
       Total nonperforming assets                                           $8,318                       $5,474
                                                              =====================        =====================

Nonperforming loans to loans receivable                                       1.33%                         .99%
Allowance for loan losses to nonperforming loans                             85.63%                      110.12%
Nonperforming assets to loans receivable and
       other real estate owned                                                1.35%                        1.03%


In general, the Company writes off accrued interest on loans after the loan is past due as to interest or principal by 90 days or more. Subsequent interest is recorded when cash receipts are received from the borrower. Loans which are determined to be impaired are charged against the allowance for loan losses, in whole or in part, based upon management's assessment of the amount of impairment, and recoveries, if any, are added to the allowance. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. During the first nine months of 1996, $30,000 in interest income was recorded on nonaccruing loans. Total interest income of $273,000 would have been recorded during this period if interest on such loans had been recorded on such loans in accordance with their terms. The $3.8 million increase in nonaccrual loans from year-end 1995 was mainly the result of the classification as impaired of a group of related loans with a remaining net book value of $3.6 million at September 30, 1996. Management believes that this book value is adequately secured.

Those performing loans considered potential problem loans, as defined and identified by management, amounted to approximately $10.0 million at September 30, 1996, compared to $9.4 million at December 31, 1995. Although these are loans where known information about the borrowers' possible credit problems cause management to have doubts as to their ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss.

Loans to individuals and businesses in the healthcare industry totaled $80.2 million, or 13% of total loans. Other concentrations of credit within the loan portfolio include $41.1 million in residential construction loans, $23.9 million in hotel/motel loans, and $14.3 million in restaurant loans.

SOUTHWEST BANCORP, INC. AND SUBSIDIARY
AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)

                                                            For the nine months ending September 30,
                                                                 1996                            1995
                                                       Average          Average          Average         Average
                                                       Balance        Yield/Rate         Balance       Yield/Rate
                                                    --------------------------------------------------------------
Assets

Loans receivable                                        $564,966          9.54%           $461,043          9.60%
Investment securities                                    145,781          6.12             139,762          6.21
Other interest-earning assets                              9,702          5.34              12,645          5.95
                                                    --------------                    -------------
      Total interest-earning assets                      720,449          8.79             613,450          8.76
Noninterest-earning assets                                34,357                            27,626
                                                    --------------                    -------------
      Total assets                                      $754,806                          $641,076
                                                    ==============                    =============

Liabilities and Shareholders' Equity

NOW accounts                                            $ 35,857          2.34%           $ 32,002          2.38%
Time, money market and savings
      deposits                                           569,601          5.44             488,472          5.55
                                                    -------------                     -------------
      Total interest-bearing deposits                    605,458          5.26             520,474          5.36
Other                                                      2,139          5.43               5,153          6.15
                                                    -------------                     -------------
      Total interest-bearing liabilities                 607,597          5.26             525,627          5.37
Demand Deposits                                           79,436                            67,089
Other noninterest-bearing liabilities                      6,148                             4,639
Shareholders' equity                                      61,625                            43,721
                                                    -------------                     -------------
      Total liabilities and
           shareholders' equity                         $754,806                          $641,076
                                                    =============                     =============

Interest rate spread                                                      3.53%                             3.39%
                                                                     ============                     =============
Net interest margin                                                       4.36%                             4.16%
                                                                     ============                     =============
Ratio of average interest-earning assets
      to average interest-bearing liabilities             118.57%                           116.71%
                                                   ===============                   ==============

                             SOUTHWEST BANCORP, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


FINANCIAL CONDITION

The Company's total assets increased by $110.7 million, or 16%, from $711.1 million at December 31, 1995 to $821.8 million at September 30, 1996.

Loans were $614.2 million at September 30, 1996, an increase of $82.2 million, or 15%, compared to December 31, 1995. The Company experienced its most significant increases in the categories of commercial loans, which increased by $31.1 million, or 17%, real estate construction loans, which increased by $20.9 million, or 63%, commercial mortgages, which increased by $22.4 million, or 14%, and residential mortgages, which increased by $14.8 million, or 34%. These increases were offset by a $8.5 million, or 13% reduction in government-guaranteed student loans. At September 30, 1996, the allowance for loan losses was $7.0 million, or 1.14% of total loans, compared to $5.8 million, or 1.09% of total loans, at December 31, 1995.

Investment securities were $154.5 at September 30, 1996, an increase of $6.8 million, or 5%, compared to December 31, 1995.

The Company's deposits increased by $115.3 million, or 18%, from $634.4 million at December 31, 1995 to $749.7 million at September 30, 1996. This increase occurred primarily in time deposits.

Shareholders' equity increased by $2.9 million, or 5%, due primarily to earnings for the first nine months of 1996, net of dividends declared on common and preferred stock.


RESULTS OF OPERATIONS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

Net Income

Net income for the first nine months of 1996 was $5.5 million, a $1.3 million, or 30%, increase from the $4.2 million earned during the same period in 1995. Earnings per common share for the first nine months of 1996 were $1.15, after the deduction of preferred stock dividends, compared to $1.05 for the first nine months of 1995. Average common shares outstanding were 3,759,195 and 3,755,228, respectively. Net interest income increased $4.4 million, or 23%, for the first nine months of 1996 compared to the same period in 1995. This increase in net interest income, as well as a $1.0 million, or 28%, increase in other income, offset a $2.6 million, or 18%, increase in other expenses, an $800,000, or 49%, increase in provision for loan loss and a $795,000, or 35%, increase in taxes. For the first nine months of 1996, the return on average total equity was 11.94% and the return on average common equity was 13.01% compared to the 12.93% return on average total equity and the 12.98% return on average common equity for the first nine months of 1995.

Net Interest Income

Net interest income increased to $23.5 million for the first nine months of 1996 from $19.1 million for the same period in 1995 as continued growth in the loan portfolio enabled the Company to post a $7.2 million increase in interest income that exceeded the $2.8 million increase in interest expense during the period. Yields on the Company's interest-earning assets increased by 3 basis points, and the rates paid on the Company's interest-bearing liabilities declined by 11 basis points, resulting in an increase in the interest rate spread to 3.53% for the nine months ended September 30, 1996 from 3.39% for the nine months ended September 30, 1995. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 118.57% for the first nine months of 1996 from 116.71% for the first nine months of 1995.

Total interest income for the first nine months of 1996 was $47.4 million, up 18% from $40.2 million during the same period in 1995. The principal factor providing greater interest income was the $103.9 million, or 23%, increase in the volume of average loans outstanding. The Company's loan yields declined to 9.54% for the first nine months of 1996 from 9.60% in 1995. During the same period, the Company's yield on investment securities declined to 6.12% from 6.21% as a result of calls of relatively high-yielding Agency securities early in 1996.

Total interest expense for the first nine months of 1996 was $23.9 million, an increase of 13% from $21.1 million for the same period in 1995. The increase in total interest expense can be attributed to an increase in average interest-bearing liabilities of $82.0 million, or 16%. During the same period, the rates paid on average interest-bearing liabilities declined to 5.26% from 5.37%.

Other Income

Other income increased by $1.0 million for the first nine months of 1996 compared to the first nine months of 1995 primarily due to increased gains on sales of loans receivable and investment securities. The increase in gains on sales of loans receivable reflected higher sales of mortgage loans and higher premiums received on sales of student loans. Sales of student loans during the first nine months of 1996 were $31.6 million compared to $33.4 million for the same period in 1995. Sales of mortgage loans increased to $31.8 million for the first nine months of 1996 compared to $21.8 million for the same period in 1995.

The gain on sales of investment securities during 1996 occurred when $4.6 million in Agency securities classified as "held to maturity" and $11.2 million in Agency securities classified as "available for sale", originally purchased at a discount, were called prior to their stated maturity date. During the first nine months of 1995, a loss on sales of investment securities occurred when the Bank sold securities classified as "held to maturity". Management determined to sell these securities based upon their impending maturity, the provisions of paragraph 11 of SFAS 115, which deems such sales the equivalent of maturities for disclosure purposes, the Bank's need for funds, and Management's belief that it would be less costly to take the minor losses on a sale of these securities than to raise additional deposits for the period prior to their maturity. The date of sale for each such security sold was within 61 days of its contractual maturity date. The Company concluded that these sales of debt securities met the requirements of paragraph 11 of SFAS 115 in that they were sold at a time near enough to their maturity dates (and within the three month example provided therein) that interest rate risk was substantially eliminated as a pricing factor.

Other Expenses

The Company's other expenses increased $2.6 million for the first nine months of 1996 compared to the first nine months of 1995. This increase was primarily the result of an increase in salaries and employee benefits, which increased $1.7 million as a result of a 21% increase in staffing. The increase in staffing is related to the expansion of the Company's asset and deposit bases. In addition, occupancy expense increased $354,000, due primarily to the leasing of additional office space and the depreciation on furniture and equipment purchased to furnish those new offices, and general and administrative expense increased $546,000. Included in general and administrative expense was $87,000 in expenses related to an unsuccessful effort to establish additional branches.

FDIC and other insurance for the nine month period ended September 30, 1996 also increased $101,000 compared to the same period in 1995. Regular deposit insurance premium rates decreased beginning July 1, 1995 as the Bank Insurance Fund (BIF), of which the Bank is a member, achieved its statutory reserve ratio. However, legislation recently enacted by Congress required that the Bank pay a one-time special assessment to the FDIC with respect to deposits it acquired from a savings association in 1991. Although the actual payment date for this special assessment is expected to be in late November, the special assessment has been included in expenses and liabilities in the third quarter in accordance with generally accepted accounting principles. The amount calculated and recorded by the Bank during the third quarter was $436,000. This amount agrees with the estimated assessment calculated by the FDIC.


                                  * * * * * * *


FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

Net Income

Net income for the third quarters of both 1996 and 1995 was $1.6 million. Earnings per common share for the third quarter of 1996 were $0.32, after the deduction of preferred stock dividends, compared to $0.35 for the third quarter of 1995. Average common shares outstanding were 3,761,502 and 3,755,228, respectively. Net interest income increased $1.2 million, or 17%, for the third quarter of 1996 compared to the same period in 1995. This increase in net interest income, as well as a $128,000, or 9%, increase in other income, a $100,000 reduction in provision for loan loss, and an $11,000 reduction in taxes, offset a $1.4 million, or 29%, increase in other expenses. For the third quarter of 1996, the return on average total equity was 10.19% and the return on average common equity was 10.60% compared to a 12.34% return on average total equity and a 13.27% return on average common equity for the third quarter of 1995.

Net Interest Income

Net interest income increased to $8.1 million for the third quarter of 1996 from $6.9 million for the same period in 1995 as continued growth in the loan portfolio enabled the Company to post a $2.3 million increase in interest income that exceeded the $1.1 million increase in interest expense during the period. Yields on the Company's interest-earning assets declined by 15 basis points, and the rates paid on the Company's interest-bearing liabilities declined by 17 basis points, resulting in an increase in the interest rate spread to 3.46% for the third quarter of 1996 from 3.44% for the third quarter of 1995. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 117.68% for the third quarter of 1996 from 118.31% for the third quarter of 1995.

Total interest income for the third quarter of 1996 was $16.7 million, up 16% from $14.4 million during the same period in 1995. The principal factor providing greater interest income was the $113.8 million, or 23%, increase in the volume of average loans outstanding. The Company's loan yields declined to 9.44% for the third quarter of 1996 from 9.79% in 1995. During the same period, the Company's yield on investment securities increased to 6.14% from 6.13%.

Total interest expense for the third quarter of 1996 was $8.6 million, an increase of 14% from $7.5 million for the same period in 1995. The increase in total interest expense can be attributed to an increase in average interest-bearing liabilities of $101.2 million, or 19%. During the same period, the rates paid on average interest-bearing liabilities declined to 5.27% from 5.44%.

Other Income

Other income increased by $128,000 for the third quarter of 1996 compared to the third quarter of 1995 primarily as a result of increased premiums on sales of student loans. Sales of student loans during the third quarter of 1996 were $14.4 million compared to $17.2 million for the same period in 1995.

Other Expenses

The Company's other expenses increased $1.4 million for the third quarter of 1996 compared to the third quarter of 1995. This increase was primarily the result of an increase in salaries and employee benefits, which increased $576,000 as a result of a 21% increase in staffing. The increase in staffing is related to the expansion of the Company's asset and deposit bases. In addition, FDIC and other insurance increased $471,000, occupancy expense increased $188,000 and general and administrative expense increased $251,000 compared to 1995. The increase in occupancy expense was due primarily to the leasing of additional office space and the depreciation on furniture and equipment purchased to furnish those new offices. Included in general and administrative expense was $87,000 in expenses related to an unsuccessful effort to establish additional branches.

The increase in FDIC and other insurance for the third quarter of 1996 was due to the $436,000 special assessment recently enacted by Congress as well as an increase in the deposit base for which FDIC insurance is paid. FDIC insurance expensed during the third quarter is based upon deposits at March 31st, at which time total deposits were $654.7 million and 579.7 million for 1996 and 1995, respectively.


                                  * * * * * * *


Provision for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The adequacy of the allowance for loan losses is determined by management based upon a number of factors including, among others, analytical reviews of loan loss experience in relationship to outstanding loans and commitments; unfunded loan commitments; problem and nonperforming loans and other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; use of appraisals to estimate the value of collateral; and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Changes in the allowance may occur because of changing economic conditions, and economic prospects or the financial position of borrowers. Based upon this review, management established an allowance of $7.0 million, or 1.14% of total loans, at September 30, 1996 compared to an allowance of $5.8 million, or 1.09% of total loans at December 31, 1995. During the first nine months of 1996 and 1995, the provisions for loan losses were $2.4 million and $1.6 million, respectively.

In establishing the level of the allowance for September 30, 1996, management considered a number of factors that tend to indicate a potential need for an increased allowance level, including the increased risk inherent in the amount and percentage to total loans attributable to commercial and commercial real estate loans, which are viewed as entailing greater risk than certain other categories of loans, and the increased levels of large loans and of identified non-performing loans at September 30, 1996, versus December 31, 1995. Management also considered other factors, such as the levels of types of credits, such as residential mortgage loans, deemed to be of relatively low risk, that tended to indicate the potential need for a lower allowance. The Company determined the level of the allowance for loan losses at September 30, 1996 was appropriate, as a result of its balancing these and other factors it deemed relevant to the adequacy of the allowance. Management conducted a similar analysis in order to determine the appropriate allowance as of September 30, and December 31, 1995.

Taxes on Income

The Company's income tax expense for the first nine months of 1996 and 1995 was $3.1 million and $2.3 million, respectively. The Company's income tax expense for the third quarters of 1996 and 1995 was $898,000 and $909,000, respectively. The Company's effective tax rates have been lower than the 34% Federal and 6% State statutory rates primarily because of tax-exempt income on municipal obligations and loans.


                                  * * * * * * *


LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans. The Company's portfolio of government-guaranteed student loans and SBA loans are also readily salable. Additional sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit less than $100,000 were 84% and 87% of total deposits at September 30, 1996 and 1995, respectively.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchases and borrowings from the Federal Reserve Bank. The Bank has approved federal funds purchase lines with three other banks. The Bank also carries interest-bearing demand notes issued by the Bank to the U.S. Treasury as a participant in the Treasury Tax and Loan note program. In addition, the Bank has available a $20.0 million line of credit from the Student Loan Marketing Association (SLMA). Borrowings under the SLMA line would be secured by student loans. During the third quarters of 1996 and 1995, no category of borrowings averaged more than 30% of ending shareholders' equity.

During the first nine months of 1996, cash and cash equivalents increased by $18.3 million. The increase was the result of cash generated from financing activities (primarily increased deposits) of $113.5 million offset by $11.3 million in cash used in operating activities and $83.9 million in cash used in investing activities.

Cash and cash equivalents, during the first nine months of 1995, increased by $2.5 million. The increase was the result of cash generated from financing activities (primarily increased deposits and the proceeds from issuance of preferred stock) of $101.7 million offset by $20.1 million in cash used in operating activities and $79.1 million in cash used in investing activities.

CAPITAL RESOURCES

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (FRB). The guidelines are commonly known as Risk-Based Capital Guidelines.

On September 30, 1996, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 11.64%, a Tier I risk-based capital ratio of 10.33%, and a leverage ratio of 7.77%. As of September 30, 1996, the Bank also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance

Corporation Improvement Act of 1991 (FDICIA). Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

The Company declared a dividend of $.07 per common share payable on October 1, 1996 to shareholders of record as of September 18, 1996. In July 1996, the Company declared a dividend of $.575 per preferred share payable on September 3, 1996 to shareholders of record as of August 19, 1996. In July 1995, the Company issued preferred stock; however, no dividends were declared or paid during the nine months ended September 30, 1995.


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

                       None

     Item 5.           Other information

                       None

     Item 6.           Exhibits and reports on Form 8-K

                       (a) Exhibits
                           --------

                           27   Financial Data Schedule

                       (b) Reports on Form 8-K
                           -------------------

                           Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTHWEST BANCORP, INC.
(Registrant)






By: /s/ Robert L. McCormick, Jr.                October 31, 1996
   --------------------------------------       --------------------------------
    Robert L. McCormick, Jr.                    Date
    President
    (Principal Executive Officer)





By: /s/ Kerby E. Crowell                        October 31, 1996
   --------------------------------------       --------------------------------
    Kerby E. Crowell                            Date
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial and Accounting Officer)