Form 10-K405
period 1996-12-31
SOUTHWEST BANCORP INC
filed 1997-03-28
CIK 914374

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(MARK ONE)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934   [FEE REQUIRED]

For the fiscal year ended December 31, 1996
                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934   [NO FEE REQUIRED]

For the transition period from ______________ to _______________

                          Commission File No. 0-23064

                            SOUTHWEST BANCORP, INC.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OKLAHOMA                                     73-1136584
   -------------------------------                  --------------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification Number)

608 SOUTH MAIN STREET, STILLWATER, OKLAHOMA                         74074
-------------------------------------------                 -------------------
(Address of principal executive offices)                         (Zip Code)

      Registrant's telephone number, including area code:  (405) 372-2230

          Securities registered pursuant to Section 12(b) of the Act:

                                 NOT APPLICABLE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $1.00 PER SHARE
                    ---------------------------------------
                                (Title of Class)

             9.20% REDEEMABLE, CUMULATIVE PREFERRED STOCK, SERIES A
             ------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.    Yes   X       No
                     -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March __, 1997, the aggregate market value of the 1,989,150 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on such date was approximately [ ] million based on the closing sales price of [ ] per share of the registrant's Common Stock on March [ ], 1997. Solely for purposes of this calculation, it is assumed that directors, officers and 5% stockholders of the registrant are affiliates.

Number of shares of Common Stock outstanding as of March 10, 1997:  3,766,515.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996. ("The Annual Report)." (Parts I, II and IV)

     2. Portions of Proxy Statement for 1996 Annual Meeting of Stockholders (the "Proxy Statement"). (Part III)

                           FORWARD-LOOKING STATEMENTS

     Portions of Part I and Part II of this Annual Report on Form 10-K contain forward-looking statements, including statements of goals, intentions, and expectations, regarding or based upon general economic conditions, interest rates, developments in national and local markets, and other matters, and which, by their nature, are subject to significant uncertainties. Because of these uncertainties and the assumptions on which statements in this report are based, the actual future results may differ materially from those indicated in this report.

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

     Southwest Bancorp, Inc. (the "Company") is a one-bank holding company headquartered in Stillwater, Oklahoma engaged primarily in commercial and consumer banking services through its sole subsidiary, Stillwater National Bank & Trust Company (the "Bank"). The Company has six full-service banking offices, two of which are located in each of Stillwater and Tulsa and one each in Oklahoma City and Chickasha, Oklahoma, and two loan production offices, one each in Oklahoma City and Tulsa. The Company pursues a decentralized community banking strategy through three regional divisions -- the Stillwater Division, the Central Oklahoma Division (which includes Oklahoma City and Chickasha) and the Tulsa Division -- that offer commercial, consumer and real estate lending services and retail and commercial deposit products in their market areas. The Stillwater Division of the Bank serves the Stillwater market as a full-service community bank emphasizing both commercial and consumer lending. The Central Oklahoma Division and the Tulsa Division each have followed a more focused marketing strategy, targeting managers and professionals and Oklahoma-based businesses for lending and offering more specialized services. Each regional division is managed by a senior officer with substantial flexibility over credit and pricing decisions. In addition to the services offered through the regional divisions, the Bank offers credit card, student and mortgage lending services throughout the State of Oklahoma. Through its sales and service center in Tulsa, the Bank is developing products for home banking and for delivery through its website, WWW.BANKSNB.COM.

     The Bank was founded in Stillwater and is currently in its 103rd year of operation. The Company began offering loans in Oklahoma City in 1982 and in Tulsa in 1985 by establishing loan production offices in these markets. In 1991, the Company acquired four branches of an insolvent savings and loan association (the "Branch Acquisition") in order to allow the Bank (under applicable regulations) to offer full banking services in these markets, which are the largest in Oklahoma. On December 23, 1993, the Company completed an initial public offering of 866,050 shares of its common stock, $1.00 par value per share (the "Common Stock"), and on July 31, 1995 the Company completed a public offering of 690,000 shares of 9.20% Redeemable, Cumulative Preferred Stock, Series A (the "Preferred Stock").

     The Company offers a wide variety of commercial and consumer lending and deposit services. The commercial loans offered by the Company include (i) commercial real estate loans, (ii) working capital and other commercial loans,
(iii) construction loans, and (iv) Small Business Administration ("SBA")- guaranteed loans. Consumer lending services include (i) government-guaranteed student loans, (ii) residential real estate loans and mortgage banking services,
(iii) credit card loans, and (iv) personal lines of credit and other installment loans. The Company also offers deposit and personal banking services, including
(i) commercial deposit services such as lock-box services, commercial checking and other deposit accounts and merchant credit card services, (ii) retail deposit services such as certificates of deposit, money market accounts, savings accounts and Automated Teller Machine ("ATM") access, and (iii) personal brokerage and trust services.

     The Company's banking strategy includes the offering of multiple commercial and consumer services to local businesses and their primary employees as well as to other managers and professionals living and working in the Company's market areas. Working within the branching limitations imposed by Oklahoma law, the Company has developed a marketing strategy that does not rely on an extensive branch network to deliver financial services to its target markets. The Company's high customer service philosophy includes offering an array of financial services, loan officers who often meet at the customer's home or place of business to close loans and the use of third-party courier services to collect commercial deposits.

     Pursuant to the Company's decentralized approach to banking, the Company's regional Division Managers, each of whom has significant lending experience, exercise substantial flexibility in credit and pricing decisions. The Company has designed and developed management information systems and loan review policies which senior management uses to review and monitor the origination and maturation of the loan portfolio. The Company believes this decentralized management approach, coupled with the continuity of service of its senior officers and its management information systems, enables the Company to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs.

     The Company is regulated as a bank holding company by the Board of Governors of the Federal Reserve System ("Federal Reserve") and the Bank is regulated as a national bank by the Office of the Comptroller of the Currency of the U.S. Department of Treasury ("OCC"). The deposit accounts of the Bank are insured to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Company's principal executive offices are located at 608 South Main Street, Stillwater, Oklahoma 74074. The Company's telephone number is (405) 372-2230.

LENDING ACTIVITIES

     Lending. Loans include commercial real estate, commercial, student, residential real estate, construction and credit card and other consumer loans. Interest earned on the Bank's loan portfolio is its primary source of income.
As of December 31, 1996, the Bank's loans, net of discount, represented approximately 78% of its total assets. Although the Bank's legal lending limit to any one borrower was $10.4 million as of December 31, 1996, the Bank's lending policy generally limits loans to any one borrower to 90% of the Bank's legal lending limit. The Bank's largest single borrower, net of participations, as of December 31, 1996 had outstanding loans of $5.8 million.

     For further information regarding the Bank's loan portfolio, including information regarding concentrations of credit, see "Note 3. Loans Receivable," to the Consolidated Financial Statements on page 27 of the Annual Report.

     The following table presents the composition of the Bank's loan portfolio, net of unearned interest, at each of the dates indicated:


                           LOAN PORTFOLIO COMPOSITION


                                                                                AT DECEMBER 31,
                              ------------------------------------------------------------------------------------------------------
                                     1996                  1995                 1994                1993                1992

                              --------------------  --------------------  ------------------  ------------------  ------------------

                               AMOUNT        %       AMOUNT        %       AMOUNT       %      AMOUNT       %      AMOUNT       %
                              ---------  ---------  ---------  ---------  ---------  -------  ---------  -------  ---------  -------
                                                                             (DOLLARS IN THOUSANDS)
Real estate mortgage --
  Commercial................. $196,163      30.43%  $160,126      30.10%  $132,297    32.06%  $ 88,953    27.87%  $ 64,111    25.86%
  One- to four-family
    residential..............   61,175       9.49     42,988       8.08     33,882     8.21     31,864     9.98     25,495    10.28
Real estate construction.....   54,369       8.43     33,159       6.23     20,725     5.02      9,844     3.08      9,650     3.89
Commercial...................  218,515      33.90    181,081      34.04    120,781    29.27     80,732    25.29     55,666    22.45

Installment and consumer --
  Student loans..............   61,959       9.61     67,388      12.67     61,752    14.97     69,739    21.84     60,171    24.27
  Credit cards...............   20,839       3.23     21,869       4.11     20,958     5.08     19,189     6.01     16,943     6.83
  Other consumer.............   31,626       4.91     25,377       4.77     22,219     5.39     18,939     5.93     15,931     6.42
                              --------   --------   --------   --------   --------   ------   --------   ------   --------   ------
                               644,646     100.00%   531,988     100.00%   412,614   100.00%   319,260   100.00%   247,967   100.00%
                                         ========              ========              ======              ======              ======

Less:
  Allowance for loan losses..   (7,139)               (5,813)               (4,959)             (3,960)             (3,393)
                              --------              --------              --------            --------            --------
     Total                    $637,507              $526,175              $407,655            $315,300            $244,574
                              ========              ========              ========            ========            ========

     The following table sets forth the remaining maturities for certain loan categories at December 31, 1996. Credit card and student loans that do not have stated maturities are treated as due in one year or less.


                            LOAN PORTFOLIO MATURITY

                                    ONE YEAR     ONE TO       OVER
                                     OR LESS   FIVE YEARS  FIVE YEARS    TOTAL
                                    ---------  ----------  ----------  ---------
                                               (DOLLARS IN THOUSANDS)
Real estate mortgage --
 Commercial.......................   $ 11,245    $ 37,790    $147,128   $196,163
 One- to four-family residential..     11,216      22,174      27,785     61,175
Real estate construction..........     28,862      19,285       6,222     54,369
Commercial........................     67,833     114,704      35,978    218,515
Installment and consumer --
 Student loans....................     61,959           -           -     61,959
 Credit cards.....................     20,839           -           -     20,839
 Other consumer...................      7,235      23,695         696     31,626
                                     --------    --------    --------   --------
  Total...........................   $209,189    $217,648    $217,809   $644,646
                                     ========    ========    ========   ========


     The following table sets forth at December 31, 1996 the dollar amount of all loans due more than one year after December 31, 1996.


                           LOAN PORTFOLIO SENSITIVITY

                                      FIXED    VARIABLE     TOTAL
                                    ---------  ---------  ---------
                                        (DOLLARS IN THOUSANDS)
Real estate mortgage --
 Commercial.......................   $ 24,361   $160,557   $184,918
 One- to four-family residential..     12,870     37,089     49,959
Real estate construction..........      8,451     17,056     25,507
Commercial........................     33,798    116,884    150,682
Installment and consumer --
 Student loans....................          -          -          -
 Credit cards.....................          -          -          -
 Other consumer...................     21,908      2,483     24,391
                                     --------   --------   --------
  Total...........................   $101,388   $334,069   $435,457
                                     ========   ========   ========


      NONPERFORMING LOANS. The Bank maintains a loan review department, which reports directly to the Chief Financial Officer. The loan review department does not have any lending authority. The Bank has retained, since late 1993, an outside consultant to advise the loan review department and assist in the loan review function. The loan review department recommends credits to the Executive Loan Committee for inclusion on the watch list which is reviewed by the Loan Quality Assurance Committee of the Board of Directors monthly. With the concurrence of the Executive Loan Committee, credits also may be recommended to the Loan Quality Assurance Committee for inclusion on the watch list by the Chief Lending Officer, loan managers and individual loan officers. The recognition of interest income on loans receivable is discontinued when, in management's judgment, the interest will not be collectible in the normal course of business. Generally, the Bank does not accrue interest on any asset (i) which is maintained on a cash basis because of deterioration in the financial condition of the borrower, (ii) for which payment in full of principal or interest is not expected, or (iii) upon which principal or interest has been in default for a period of 90 days or more unless the asset is both well secured and in the process of collection. The Company does not have any material amounts of interest-earning assets which would have been included in nonaccrual, past due or restructured loans if such assets were loans.

      Nonperforming loans consist of loans on a nonaccrual basis, loans which are contractually past due 90 days or more, and loans, the original terms of which have been restructured. The following table sets forth the amounts of such loans at the end of the periods indicated:

                                                NONPERFORMING ASSETS

                                                                  DECEMBER 31,
                                                                  --------
                                                1996       1995       1994       1993       1992
                                            --------   --------   --------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
Real estate mortgage --
 Commercial:
  Nonaccrual.............................   $    191   $    107   $    179   $    261   $    731
  Past due 90 days or more...............        614         88         --         --         29
  Restructured terms.....................        577        608        639        676        784
 One- to four-family residential:
  Nonaccrual.............................        265         18         58         95        346
  Past due 90 days or more...............        363        251         72         37         57
  Restructured loans.....................         --         --         --         --         --
Real estate construction:
  Nonaccrual.............................         --         --         86        101        123
  Past due 90 days or more...............        119         --         --         --         --
  Restructured terms.....................         --         --         --         --         --
Commercial:
  Nonaccrual.............................      4,149        567        805      1,473      2,293
  Past due 90 days or more...............         71        435        241         32        687
  Restructured terms.....................         --      2,996         --        195         25
Installment and consumer:
 Student loans:
  Nonaccrual.............................         --         --         --         --          3
  Past due 90 days.......................         --         --         --         17         46
  Restructured...........................         --         --         --         --         --
 Credit cards:
  Nonaccrual.............................         --         --         --         --         --
  Past due 90 days.......................         82         63        138         52         70
  Restructured...........................         --         --         --         --         26
 Other consumer:
  Nonaccrual.............................         30         32        210         28         42
  Past due 90 days or more...............        188        114         62        174         63
  Restructured terms.....................         --         --         --         --         --
                                            --------   --------   --------   --------   --------
   Total nonperforming loans.............      6,649      5,279      2,490      3,141      5,325
Other real estate owned..................         64        195        264        472        848
                                            --------   --------   --------   --------   --------
   Total nonperforming assets............   $  6,713   $  5,474   $  2,754   $  3,613   $  6,173
                                            ========   ========   ========   ========   ========
Loans receivable.........................   $644,646   $531,988   $412,614   $319,260   $247,967
Summary --
  Total nonaccrual.......................   $  4,635   $    724   $  1,338   $  1,958   $  3,538
  Total past due 90 days.................      1,437        951        513        312        952
  Total restructured.....................        577      3,604        639        871        835
                                            --------   --------   --------   --------   --------
    Total nonperforming loans............      6,649      5,279      2,490      3,141      5,325
  Other real estate owned................         64        195        264        472        848
                                            --------   --------   --------   --------   --------
    Total nonperforming assets...........   $  6,713   $  5,474   $  2,754   $  3,613   $  6,173
                                            ========   ========   ========   ========   ========

Allowance for loan losses to loans
 receivable..............................       1.11%      1.09%      1.20%      1.24%      1.37%
Nonperforming loans to loans receivable..       1.03       0.99       0.60       0.98       2.15
Allowance for loan losses
 to nonperforming loans..................     107.37     110.12     199.16     126.07      63.72
Nonperforming assets to loans
 receivable and other real estate owned..       1.04       1.03       0.67       1.13       2.48

          During the years ended December 31, 1996 and 1995, gross interest income of $398,000 and $48,000, respectively, would have been recorded on loans accounted for on a nonaccrual or restructured basis if such loans had been current throughout the period. Interest on such loans included in income during such periods amounted to approximately $37,000 and $367,000, respectively.

          At December 31, 1996, the Company had $14.9 million of loans which were not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems caused management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms over the next six months. Some loans have been monitored by management and reported as potential nonperforming loans for an extended period of time; however, currently, management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.

          No interest-bearing assets disclosed above, other than loans, were classified as nonperforming at December 31, 1996 or were recognized by management as potential problem assets based upon known information about possible credit problems of the borrower or issuer.

LOAN CONCENTRATIONS

          The Bank extends commercial and consumer credit primarily to customers in the State of Oklahoma which subjects the loan portfolio to the general economic conditions within this area. At December 31, 1996 and 1995, substantially all of the Bank's loans, except for credit cards, were collateralized with real estate, inventory, accounts receivable and/or other assets or guaranteed by agencies of the United States Government.

          Loans to individuals and businesses in the healthcare industry totaled approximately $74.5 million, or 12% of total loans. Other notable concentrations of credit within the loan portfolio include $25.2 million in residential construction loans, $13.4 million in restaurant loans and $23.9 million in hotel/motel loans.

          ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is a valuation reserve established by management in an amount it deems adequate to provide for losses in the loan portfolio. Management assesses the adequacy of the allowance for loan losses based upon a number of factors including, among others, analytical reviews of loan loss experience in relationship to outstanding loans and commitments; unfunded loan commitments; problem and nonperforming loans and other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; use of appraisals to estimate the value of collateral; and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. The allowance for loan losses is increased by provisions for loan losses charged to expense. Charge-offs of loan amounts determined by management to be uncollectible or impaired decrease the allowance and recoveries of previous charge-offs, if any, are added to the allowance. Management believes that the allowance for loan losses was adequate at December 31, 1996.

          The amount of the allowance deemed appropriate by management, and the levels of loan charge-offs and nonperforming loans, are affected by changing economic conditions and economic prospects and the financial position of borrowers. Management strives to carefully monitor credit quality and the adequacy of the allowance for loan losses, and to identify loans that may become nonperforming. At any time, however, there are loans included in the portfolio that will result in losses to the Company, but that have not been identified as nonperforming or potential problem loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in nonperforming assets, and lead to a material increase in charge-offs and the provision for loan losses. Since problems with commercial and commercial real estate loans do not necessarily appear early in their lives, the Company may experience increased levels of nonperforming loans and loan charge-offs as the relatively large volume of recently originated loans mature. In addition, the OCC, as an integral part of its examination process, periodically reviews the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based upon judgments of the OCC examiners about information available to them at the time of their examination.


          The Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure on January 1, 1995. The allowance for loan losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The amount of impairment determined in accordance with SFAS No. 114 did not differ materially from amounts previously provided. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.The allowance for loan losses is established through a provision for loan losses charged to expense. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

          All of the Company's nonaccrual loans have been defined as impaired loans. In addition, SFAS No. 114 does not affect the comparability of the credit risk disclosures.

          Based upon its review, management established an allowance of $7.1 million, or 1.11% of total loans, at December 31, 1996 compared to an allowance of $5.8 million, or 1.09% of total loans, at December 31, 1995. In establishing this level of allowance for December 31, 1996, management considered a number of factors that tend to indicate a potential need for an increased allowance level, including the increased risk associated with the level of real estate construction loans (8.4% of the loan portfolio at December 31, 1996 and 6.2% of the portfolio at December 31, 1995), which are viewed as entailing greater risk than certain other categories of loans, and the increased level of one-to four family residential mortgage loans (9.5% of the loan portfolio at December 31, 1996 versus 8.1% at December 31, 1995), which are viewed as entailing less risk than certain other categories of loans. Relatively lower risk student loans decreased to 9.6% at year-end 1996 from 12.7% the previous year-end. The level of commercial loans, which comprise the largest category in the portfolio, remained unchanged at approximately 34% of the total portfolio at December 31, 1996 and 1995. The level of commercial mortgage loans, comprising approximately 30% of the year-end portfolio, was similarly unchanged. Overall, the loan portfolio, before deduction of the allowance for loan losses, increased by $112.7 million or 21% from year-end 1995 to year-end 1996, while the allowance grew by $1.3 million, or 23%.

          The Company's ratio of net charge-offs to average loans outstanding increased to 0.31% for the year ended December 31, 1996 from 0.24% in 1995 and 0.22% in 1994. The 1996 increase in the net charge-off ratio reflected an increase in commercial real estate mortgage and credit card loan charge-offs relative to the balances of those loan categories and total loans.

          At December 31, 1996, nonperforming loans were $6.6 million, or 1.03% of the portfolio, compared with $5.3 million, or 0.99% of the portfolio at December 31, 1995. The allowance for loan losses equalled 107% and 110% of nonperforming loans at December 31, 1996 and 1995, respectively. Large changes in the ratio of the allowance to nonperforming loans may occur from period to period because of variations in the amounts of nonperforming loans, which depend largely on the condition of a small number of individual loans and borrowers relative to the total loan portfolio. The $3.9 million increase in nonaccrual loans from year-end 1995 was mainly the result of the classification as nonaccrual of a group of related loans with a remaining net book value of $3.4 million at December 31, 1996 that had been classified as restructured at December 31, 1995.

          At December 31, 1996 and 1995, impaired loans totaled $4.8 million and $3.3 million, and had been allocated a related allowance for loan losses of $2.0 million and $1.3 million, respectively.

                               RECENT DEVELOPMENT

          In February 1997, the Company received information from a borrower regarding recent events that may affect the borrower's ability to fully repay its commercial loan, which had a carrying amount at December 31, 1996, of approximately $1.9 million. This loan was classified by management as a performing loan at December 31, 1996. As a result of this event, and management's regular evaluation of the adequacy of the allowance relative to other loans in the portfolio, the Company expects to record a provision for loan losses of approximately $3 million in the first quarter of 1997. Quarterly provisions for loan losses during 1996 ranged from $675,000 to $875,000. Management expects that the allowance for loan losses at March 31, 1997 will be approximately $8.4 million, compared with an allowance of $7.1 million at December 31, 1996. The Company anticipates that it will record net income for the first quater 1997 of approximately $400,000, and that net income available to common shareholders will be negligible. Management continues to monitor the quality of the loan portfolio and the adequacy of the allowance for loan losses.

          The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.


            SUMMARY OF LOAN LOSS EXPERIENCE AND RELATED INFORMATION


                                                           YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------
                                              1996       1995       1994       1993       1992
                                            ---------  ---------  ---------  ---------  ---------
                                                           (DOLLARS IN THOUSANDS)

Balance at beginning of period............  $  5,813   $  4,959   $  3,960   $  3,393   $  2,901

Loans charged-off:
 Real estate mortgage --
  One- to four-family residential.........        80          7         16         58         76
  Commercial..............................        68         --        156         14        317
 Real estate construction.................        --          1         --         13         26
 Commercial...............................     1,064      1,101        461        675        364
 Installment and consumer --
  Student loans...........................        --         --          1          8         17
  Credit cards............................       803        528        370        519        564
  Other consumer..........................       286        166        199        129        267
                                            --------   --------   --------   --------   --------
Total charge-offs.........................     2,301      1,803      1,203      1,416      1,631
                                            --------   --------   --------   --------   --------

Recoveries:
 Real estate mortgage --
  One- to four-family residential.........        15         33         23         15         31
  Commercial..............................        10        119         34        251        117
 Real estate construction.................        --         --         --         --         --
 Commercial...............................       288        334         94         76        143
 Installment and consumer --
  Student loans...........................        --          1         --          3          6
  Credit cards............................       106        111        139        130         76
  Other consumer..........................       108         59        112        108        100
                                            --------   --------   --------   --------   --------
Total recoveries..........................       527        657        402        583        473
                                            --------   --------   --------   --------   --------

Net loans charged-off.....................     1,774      1,146        801        833      1,158

Provision for loan losses.................     3,100      2,000      1,800      1,400      1,650
                                            --------   --------   --------   --------   --------
Balance at end of period..................  $  7,139   $  5,813   $  4,959   $  3,960   $  3,393
                                            ========   ========   ========   ========   ========

Loans outstanding:
 Average..................................  $580,590   $473,080   $356,323   $277,099   $229,230
 End of period............................   644,646    531,988    412,614    319,260    247,967

Ratio of allowance for loan losses
 to loans outstanding:
 Average..................................      1.23%      1.23%      1.39%      1.43%      1.48%
 End of period............................      1.11%      1.09%      1.20%      1.24%      1.37%

Ratio of net charge-offs to average
 loans outstanding during the period            0.31%      0.24%      0.22%      0.30%      0.51%
                                            ========   ========   ========   ========   ========

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                                                        AT DECEMBER 31,
                             -------------------------------------------------------------------------------------------------------
                                        1996                 1995                 1994                 1993                 1992
                                     -----------          -----------          -----------          -----------          -----------
                                     PERCENT OF           PERCENT OF           PERCENT OF           PERCENT OF           PERCENT OF
                                      LOANS IN             LOANS IN             LOANS IN             LOANS IN             LOANS IN
                                        EACH                 EACH                 EACH                 EACH                 EACH
                                     CATEGORY TO          CATEGORY TO          CATEGORY TO          CATEGORY TO          CATEGORY TO
                             AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS
                             ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
                                                                     (DOLLARS IN THOUSANDS)


Real estate mortgage --
  One- to four-family
   residential.............  $  294        9.49%  $  176        8.08%  $  178        8.21%  $  103        9.98%  $  100      10.28%
  Commercial...............     584       30.43      538       30.10      941       32.06      519       27.87      558      25.86
Real estate construction...     457        8.43      310        6.23      195        5.02       32        3.08       39       3.89
Commercial.................   4,597       33.90    3,688       34.04    2,616       29.27    1,302       25.29    1,329      22.45
Installment and consumer
  Student loans............      --        9.61        9       12.67        6       14.97       65       21.84       18      24.27
  Credit cards.............     670        3.23      456        4.11      247        5.08      747        6.01      564       6.83
  Other consumer...........     263        4.91       83        4.77      137        5.39       88        5.93      211       6.42
Unallocated................     274          --      553          --      639          --    1,104          --      574         --
                             ------      ------   ------      ------   ------      ------   ------      ------   ------     ------
    Total allowance for
       loan losses.........  $7,139      100.00%  $5,813      100.00%  $4,959      100.00%  $3,960      100.00%  $3,393     100.00%
                             ======      ======   ======      ======   ======      ======   ======      ======   ======     ======

Management strives to carefully monitor credit quality and the adequacy of the allowance for loan losses, and to identify loans that may become nonperforming. At any time, however, there are loans included in the portfolio that will result in losses to the Company, but that have not been identified as nonperforming or potential problem loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in nonperforming assets, and lead to a material increase in charge-offs and the provision for loan losses.

TRUST SERVICES

        The Company offers trust services through its relationship with the Trust Company of Oklahoma, (the "Trust Company") a trust services company with over $1.0 billion in assets under management at December 31, 1996. In December 1996 the Company sold its investment in the capital stock in the parent corporation of the Trust Company for a pre-tax gain of approximately $287,000, but continues to offer trust services through the Trust Company. The strategic importance of this relationship is that the Company is able to offer high-quality trust services as part of its complement of financial services. Management believes that offering trust services in this manner is more attractive than offering services through a wholly owned trust department within the Company because (i) a wholly owned trust company would probably be smaller in size than the Trust Company and only marginally profitable, and (ii) the size and reputation of the Trust Company aid the Company in competing for new accounts.

INVESTMENT ACTIVITIES

        The objectives of the investment portfolio are to provide the Company with a source of liquidity (from scheduled maturities) as well as a source of earnings. At December 31, 1996, $ 63.8 million of the Company's investment securities were classified as available for sale. The balance of the portfolio is classified as held to maturity. No significant gains or losses were realized from sales of securities during the years ended December 31, 1996 or 1995.

        The following table presents the composition of the investment portfolio by major category at the dates indicated.

                  INVESTMENT SECURITIES PORTFOLIO COMPOSITION

                                                 DECEMBER 31,
                                         ----------------------------
                                           1996      1995      1994
                                         --------  --------  --------
                                            (DOLLARS IN THOUSANDS)

U.S. Government and agency securities..  $109,988  $110,785  $109,620
State and municipal obligations........    13,153    11,579    10,217
Mortgage-backed securities.............    23,061    24,222    22,972
Other securities.......................     1,149     1,102       708
                                         --------  --------  --------
     Total investment securities.......  $147,351  $147,688  $143,517
                                         ========  ========  ========

Available for sale (fair value)........  $ 63,762  $ 73,044  $ 37,214
Held to maturity (amortized cost)......    83,589    74,644   106,303
                                         --------  --------  --------
                                         $147,351  $147,688  $143,517
                                         ========  ========  ========


          The following table sets forth the maturities, carrying value (amortized cost (in the case of investment securities being held to maturity) or fair value (in the case of investment securities available for sale)), fair market values and average yields for the Company's investment portfolio at December 31, 1996. Yields are not presented on a tax-equivalent basis. Maturities of mortgage-backed securities are based on expected maturities. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers on the underlying mortgages may have the right to call or prepay obligations with or without prepayment penalties.

          The securities of no single issuer (other than the United States or its agencies), or in the case of securities issued by state and political subdivisions, no source or group of sources of repayment, accounted for more than 10% of stockholders' equity of the Company at December 31, 1996.

                  MATURITY OF INVESTMENT SECURITIES PORTFOLIO


                        ONE YEAR OR LESS    ONE TO FIVE YEARS   FIVE TO TEN YEARS  MORE THAN TEN YEARS  TOTAL INVESTMENT SECURITIES
                        ------------------  ------------------  -----------------  -------------------  ----------------------------

                         CARRYING  AVERAGE   CARRYING  AVERAGE   CARRYING  AVERAGE  CARRYING  AVERAGE  CARRYING    FAIR    AVERAGE
                          VALUE     YIELD     VALUE     YIELD     VALUE     YIELD    VALUE     YIELD    VALUE     VALUE     YIELD
                         --------  --------  --------  --------  --------  -------  --------  -------  --------  --------  --------
                                                                       (DOLLARS IN THOUSANDS)
Held to Maturity
------------------------
 U.S. government and
  agency securities..... $ 16,076     5.79%  $ 56,269     6.17%        --       --        --       --  $ 72,345  $ 72,712     6.08%
 State and municipal
  obligations...........    2,625     6.17      8,619     6.57         --       --        --       --    11,244    11,251     6.48
 Mortgage-backed
  securities............       --       --         --       --         --       --        --       --        --        --       --
 Other securities.......       --       --         --       --         --       --        --       --        --        --       --
                          -------            --------                                                  --------  --------
    Total held to
      maturity..........   18,701     5.84     64,888     6.22         --       --        --       --    83,589    83,963     6.13
                          -------            --------                                                  --------  --------

Available for Sale
---------------------------
 U.S. government and agency
  securities............    3,951     6.24     20,708     6.57     12,984     7.03        --       --    37,643    37,643     6.69
 State and municipal
  obligations...........      686     6.24      1,223     7.68         --       --        --       --     1,909     1,909     7.16
 Mortgage-backed
  securities............    7,319     6.32     15,069     6.56        666     7.38         7     7.30    23,061    23,061     6.51
 Other securities.......    1,149    14.15         --       --         --       --        --       --     1,149     1,149    14.15
                          -------            --------            --------           --------           --------  --------
    Total available for
     sale...............   13,105     6.98     37,000     6.60     13,650     7.04         7     7.30    63,762    63,762     6.77
                          -------            --------            --------           --------           --------  --------

    Total investment
     securities.........  $31,806     6.31   $101,888     6.36    $13,650     7.04        $7     7.30  $147,351  $147,725     6.41
                          =======            ========            ========           ========           ========  ========

          At December 31, 1996, the Company held mortgage-backed securities with a book-value of $ 23.1 million, all of which were collateralized by single-family mortgage loans. It is the Company's policy to purchase mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association or Fannie Mae ("FNMA"), or the Government National Mortgage Association or Ginnie Mae ("GNMA"), when such securities can be acquired at attractive yields, and where the investment characteristics of the securities complement the Bank's asset/liability management objectives, primarily as to interest rate adjustments and terms to maturity. FHLMC, FNMA and GNMA mortgage-backed securities have lower risk weightings, and therefore require less capital, than residential mortgage loans. Mortgage-backed securities also may be used as collateral for borrowings and through repayments, as a source of liquidity. At December 31, 1996, 1995, and 1994, the Company had no investments in privately issued mortgage-backed securities, and had no mortgage-related securities that were rated "high risk" under regulatory guidelines.

          Because they are primarily adjustable rate and have relatively short terms, the Company's mortgage-backed securities are helpful in limiting interest rate risk. Prepayments in the Company's mortgage related securities portfolio may be affected by declining and rising interest rate environments. In a low and falling interest rate environment, prepayments would be expected to increase. The Company's floating rate mortgage-backed securities would be expected to generate lower yields as a result of the effect of falling interest rates on the indexes for determining payment of interest. Additionally, the increased principal payments received may be subject to reinvestment at lower rates. Conversely, in a period of rising rates, prepayments would be expected to decrease, which would make less principal available for reinvestment at higher rates. In a rising rate environment, floating rate instruments would generate higher yields to the extent that the indexes for determining payment of interest did not exceed the life-time interest rate caps. Such prepayments may subject the Company's mortgage backed securities to yield and price volatility.

          DEPOSIT ACTIVITY. The principal sources of funds for the Bank are core deposits (demand deposits, interest-bearing transaction accounts, money market accounts, savings deposits and certificates of deposit of less than $100,000) from the local market areas surrounding each of the Bank's offices. The Bank's deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities as well as a low-cost source of funds. Time and savings accounts including money market deposit accounts also provide a relatively stable and low-cost source of funding. The largest source of funds for the Bank remains certificates of deposit.

          The Bank offers a variety of cash management services to its commercial deposit customers including the lock-box collections and deposit reconciliation and verification. Commercial customers in Tulsa and Oklahoma City frequently use third-party courier services to deliver deposits which has allowed the Bank to effectively service these metropolitan areas from its current branch locations

          The Bank's deposits grew by $120.0 million, or 19%, during 1996. Deposit growth during 1996 came mainly from time deposits. The Bank has not solicited brokered deposits as a source of funds, although its capitalization would permit such activity on an unrestricted basis under current federal banking regulations. The Bank has $99,000 in a single deposit placed by a broker but on which it did not pay a commission.

          The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposit.

                                    DEPOSITS

                                                                           DECEMBER 31,
                                     ----------------------------------------------------------------------------------------
                                                      1996                          1995                          1994
                                     ----------------------------  ----------------------------  ----------------------------

                                               PERCENT OF                    PERCENT OF                    PERCENT OF
                                      AMOUNT    DEPOSITS    RATE    AMOUNT    DEPOSITS    RATE    AMOUNT    DEPOSITS    RATE
                                     --------  -----------  -----  --------  -----------  -----  --------  -----------  -----
                                                                  (DOLLARS IN THOUSANDS)

Demand deposits....................  $ 83,729       11.11%    --%    78,308       12.34%    --%  $ 66,661       12.69%    --%
NOW accounts.......................    34,309        4.55   2.32     33,762        5.32   2.37     31,236        5.94   2.33
Money market deposits..............    86,910       11.53   3.82     75,330       11.87   4.10     73,882       14.06   3.38
Savings deposits...................     4,086        0.54   2.49      4,788        0.76   2.44      6,669        1.27   2.53
Time deposits of $100,000 or more..   123,068       16.33   5.66     86,258       13.60   5.77     64,661       12.30   4.19
Other time deposits................   421,843       55.94   5.77    355,941       56.11   5.89    282,451       53.74   4.51
                                     --------      ------          --------      ------          --------      ------
 Total deposits....................  $753,945      100.00%         $634,387      100.00%         $525,560      100.00%
                                     ========      ======          ========      ======          ========      ======



          The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1996.

          AMOUNTS AND MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

MATURITY PERIOD                    AMOUNT
--------------------------------  --------
                               (IN THOUSANDS)

 Three months or less...........  $ 49,856
 Over three through six months..    33,664
 Over six through 12 months.....    26,894
 Over 12 months.................    12,654
                                  --------
     Total......................  $123,068
                                  ========

     BORROWINGS. The Company uses various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchases and borrowings from the Federal Reserve Bank and Student Loan Marketing Association ("SLMA"). The Bank has approved federal funds purchase lines with three other banks. The Bank also carries interest-bearing demand notes issued by the Bank to the U.S. Treasury as a participant in the Treasury Tax and Loan note option program. The Bank has available a $20.0 million line of credit from SLMA, borrowings under which would be secured by student loans. Borrowings under this line of credit may be used for any permissible corporate purpose.


                                                               AT DECEMBER 31,
                                                 ------------------------------------------
                                                  1996             1995              1994
                                                 -------         ---------         --------
                                                         (DOLLARS IN THOUSANDS)

Amounts outstanding at end of period:
  Treasury, tax and loan note option........   $  1,185          $   471           $ 1,500
  Federal funds purchased and securities
    sold under repurchase agreements........      1,800            2,800            12,900
  Other short-term borrowings...............         --            7,500                --
Weighted average rate paid on:
  Treasury, tax and loan note option........       4.99%            5.15%             5.20%
  Federal funds purchased and securities
    sold under repurchase agreements........       6.70             5.75              5.84
  Other short-term borrowings...............         --             5.55                --



                                                            YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                  1996             1995              1994
                                                 -------         ---------         --------
                                                          (DOLLARS IN THOUSANDS)
Maximum amount of borrowings
 outstanding at any month end:
  Treasury, tax and loan note option........     $1,500          $ 1,710           $ 1,976
  Federal funds purchased and securities
    sold under repurchase agreements........      2,300           11,200            12,900
  Other short-term borrowings...............         --           12,500                --
Approximate average short-term borrowings
 outstanding with respect to:
  Treasury, tax and loan note option........      1,135            1,152             1,117
  Federal funds purchased and securities
    sold under repurchase agreements........        251            1,536             1,177
  Other short-term borrowings...............        554            1,839               507
Approximate weighted average rate paid on:
  Treasury, tax and loan note option........       4.96%            5.79%             3.78%
  Federal funds purchased and securities
    sold under repurchase agreements........       5.78             6.05              4.98
  Other short-term borrowings...............       5.59             6.41              3.97


REGULATION OF BRANCH AND INTERSTATE BANKING.

          Under the McFadden Act of 1927, national banks may only establish branches to the extent specifically authorized by statute for banks chartered by the state in which the national bank is located and subject to the restrictions as to location imposed by state law on state banks. Oklahoma law provides that Oklahoma banks may establish no more than two branches within the corporate city limits where the main bank is located or within 25 miles of the main bank if it is located in a city that has no other bank. Oklahoma banks, however, may acquire other banks or savings associations or their branches and operate these acquisitions as branches provided that the bank does not control more than 11% of the insured deposits in the State of Oklahoma. Accordingly, the Bank can open branches in markets other than Stillwater only through acquisitions of existing banks or branches.

          The Bank Holding Company Act of 1956, as amended (the "BHC Act"), prohibits the acquisition by a bank holding company of any voting shares of, any interest in, or all or substantially all of the assets of, a bank located outside of the state in which the operations of the bank holding company's banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located. Oklahoma law authorizes nationwide interstate acquisitions of Oklahoma banks and bank holding companies on a reciprocal basis. The Oklahoma banking laws authorize an out-of-state bank holding company to acquire Oklahoma banks and bank holding companies provided that the Oklahoma bank or all the Oklahoma bank subsidiaries of the bank holding company have been in existence and continuous operation for more than five years and the acquisition is subjected to any conditions, restrictions or requirements applicable to an acquisition of a bank by an Oklahoma bank or bank holding company in the foreign bank holding company's home state. Oklahoma bank subsidiaries of foreign bank holding companies may not establish additional branches or acquire additional Oklahoma banks until the earlier of such time as the Federal Reserve determines that the out-of-state bank holding company's home state allows Oklahoma banks and bank holding companies to acquire banks on a reciprocal basis or the expiration of four years from the original acquisition.

          Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") eased restrictions on interstate banking by allowing the Federal Reserve to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years), if any, specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act.

          Additionally, beginning on June 1, 1997, the federal banking agencies will be authorized to approve interstate bank (as opposed to bank holding company) merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the interstate bank merger provisions of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches (as opposed to whole banks or bank holding companies) will be permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

          The Riegle-Neal Act authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Riegle-Neal Act also requires the appropriate federal banking agencies to prescribe regulations by June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations must include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

COMPETITION

          The Bank encounters competition primarily in seeking deposits and in obtaining loan customers. The level of competition for deposits is high. The Bank's principal competitors for deposits are other financial institutions within a few miles of its offices, including other banks, savings institutions, and credit unions. Competition among these institutions is based primarily on interest rates and other terms offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities. Additional competition for depositors' funds comes from U.S. Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors, such as securities firms.

          The Bank also competes in its lending activities with other financial institutions such as savings institutions, credit unions, securities firms, insurance companies, small loan companies, finance companies, mortgage companies and other sources of funds. Many of the Bank's non-bank competitors are not subject to the same extensive Federal regulations that govern bank holding companies and Federally insured banks and state regulations governing state chartered banks. As a result, such non-bank competitors have advantages over the Bank in providing certain services. A number of the financial institutions with which the Bank competes in both lending and deposit activities are larger than the Bank. In recent periods, competition has increased in the Bank's market area as new entrants and existing competitors have sought to more aggressively expand their loan and deposit market share and as a result of the Bank's efforts to solicit larger loan customers, for whom there is greater competition. The Company anticipates that competition may intensify as a result of further acquisition of Oklahoma banks by out-of-state bank holding companies. See " -- Regulation of Branch and Interstate Banking."

          The business of mortgage banking is highly competitive. The Company competes for loan origination with other financial institutions, such as mortgage bankers, state and national commercial banks, savings and loan associations, credit unions and insurance companies. Many of the Company's competitors have financial resources that are substantially greater than those available to the Company. The Company competes principally by providing competitive pricing, by motivating its sales force through the payment of commissions on loans originated, and by providing high-quality service to builders, borrowers, and realtors.

EMPLOYEES

          As of December 31, 1996, the Company and the Bank had 357 full-time equivalent employees. None of the employees of the Company or the Bank is subject to a collective bargaining agreement. The Company considers its relationships with its employees and those of the Bank to be good.

                           SUPERVISION AND REGULATION
GENERAL

          The Company and the Bank are extensively regulated under federal and state law. These laws and regulations are generally intended to protect depositors and the federal deposit insurance funds, not shareholders. As an originator of guaranteed student loans, the Bank is also subject to examination by the U.S. Department of Education to determine its compliance with the requirements of the FFELP. In addition, the Bank is considered to be a federal contractor required to comply with the requirements of the Office of Federal Contract Compliance Programs for affirmative action programs, among other things.

          To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company and the Bank. The operations of the Company and the Bank may be affected by legislative changes and by the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control or new Federal or state legislation may have in the future.

FEDERAL BANK HOLDING COMPANY REGULATION

          The Company is a bank holding company within the meaning of the BHC Act, and as such, it is subject to regulation, supervision and examination by the Federal Reserve. The Company is required to file annual and quarterly reports with the Federal Reserve and to provide to the Federal Reserve such additional information as the Federal Reserve may require.

          With certain limited exceptions, the BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (1) acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantially anti-competitive result, unless the anti-competitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial factors, including CRA compliance, in reviewing acquisitions or mergers.

          In addition, and subject to certain exceptions, the Change in Bank Control Act (the "Control Act") and regulations promulgated thereunder by the Federal Reserve require any person acting directly or indirectly, or through or in concert with one or more persons, to give the Federal Reserve 60 days' written notice before acquiring control of a bank holding company. Transactions which are presumed to constitute the acquisition of control include the acquisition of any voting securities of a bank holding company having securities registered under section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), if, after the transaction, the acquiring person (or persons acting in concert) owns, controls or holds with power to vote 25% or more of any class of voting securities of the institution. The acquisition may not be consummated subsequent to such notice if the Federal Reserve issues a notice within 60 days, or within certain extensions of such period, disapproving the same.

          With certain exceptions, the BHC Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the Federal Reserve considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency in resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve also considers capital adequacy and other financial and management factors, including CRA and "fair lending" compliance, in reviewing acquisitions and mergers.

          Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operating expenses. Further, under the BHC Act and certain regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Bank may not generally require a customer to obtain other services from the Bank or the Company, and may not require that customer to promise not to obtain other services from a competitor, as a condition to an extension of credit to the customer.

          The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

          Bank holding companies are required to give the Federal Reserve notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the bank holding company's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve order, directive, or any condition imposed by, or written agreement with, the Federal Reserve. Bank holding companies whose capital ratios exceed the thresholds for "well-capitalized" banks on a consolidated basis are exempt from the foregoing requirement if they were rated composite 1 or 2 in their most recent inspection and are not the subject of any unresolved supervisory issues.

STATE BANK HOLDING COMPANY REGULATION

          Under Oklahoma law, any bank holding company or other company which submits an application to the Federal Reserve for approval of the acquisition of a state or national bank located in Oklahoma must submit a copy of such application to the Oklahoma Bank Board. Subject to certain exceptions for supervisory acquisitions and certain other limited exceptions, Oklahoma law further provides that it shall be unlawful for a multi-bank holding company to acquire direct or indirect ownership or control of any financial institution with deposits insured by the FDIC or the National Credit Union Administration ("NCUA") and located in Oklahoma if such acquisition results in such multi-bank holding company having direct or indirect ownership or control of banks located in Oklahoma, the total deposits of which at the time of such acquisition exceed 11% of aggregate deposits of all financial institutions with deposits insured by the FDIC and the NCUA. Under the McFadden Act, the Bank's branching authority is also determined with reference to Oklahoma law. See "Business -- Regulation of Branch and Interstate Banking."

FEDERAL BANK REGULATION

          As a national bank, the Bank is subject to the primary supervision of the OCC under the National Bank Act. The prior approval of the OCC is required for a national bank to establish or relocate an additional branch office or to engage in any merger, consolidation, or significant purchase or sale of assets.

          The OCC regularly examines the operations and condition of the Bank, including but not limited to its capital adequacy, reserves, loans, investments, and management practices. These examinations are for the protection of the Bank's depositors and the Bank Insurance Fund. In addition, the Bank is required to furnish quarterly and annual reports to the OCC. The OCC's enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

          The OCC has adopted regulations regarding the capital adequacy of national banks, which require national banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulatory Capital Requirements."

          The ability of banks and bank holding companies to operate in multiple locations or in more than one state is regulated by both federal and state law. Oklahoma currently does not permit interstate branch banking, and only permits interstate bank holding company activities with other states on a reciprocal basis. See "Business --Regulation of Branch and Interstate Banking."

          The CRA requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the OCC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered by the Federal Reserve and OCC in evaluating mergers, acquisitions and applications to open a branch or facility.

          The Bank participates in various community development programs in an effort to meet its responsibilities under the Community Reinvestment Act ("CRA"). The Bank's participation in the Guaranteed Student Loan program, the SBA loan programs, and the Central Oklahoma Clearing House Association Home Loan program also helped meet CRA responsibilities. In addition, the Bank has developed and operates its own Sheltered Home Loan program to specifically address the need for a home loan program for low-to-moderate income borrowers.

          The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank, the imposition of a cease and desist order, and other regulatory sanctions.

          The Bank is a member of the Federal Reserve System and its deposits are insured by the FDIC to the legal maximum of $100,000 for each insured depositor. Some of the aspects of the lending and deposit business of the Bank that are subject to regulation by the Federal Reserve and the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and deposit accounts. In addition, the Bank is subject to numerous federal and state laws and regulations that include specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms, and discrimination in credit transactions.

          The Bank is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, the Company and other affiliates, and on investments in their stock or other securities. These restrictions prevent the Company from borrowing from the Bank unless the loans are secured by specified collateral, and require those transactions to have terms comparable to terms of arms-length transactions with third persons. In addition, secured loans and other transactions and investments by the Bank are generally limited in amount as to the Company and as to any other affiliate to 10% of the Bank's capital and surplus and as to the Company and all other affiliates together to an aggregate of 20% of the Bank's capital and surplus. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.

          Under OCC regulations, national banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards; prudent underwriting standards, including loan-to-value limits, that are clear and measurable; loan administration procedures; and documentation, approval, and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") adopted by the federal bank regulators. The Interagency Guidelines, among other things, call for internal loan-to-value limits for real estate loans that are not in excess of the limits specified in the Guidelines. The Interagency Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

          New Law.  The operations of the Company and the Bank are affected by
          -------
new federal and state laws. The federal Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "New Act"), enacted in September 1996, includes provisions that affect banks, bank holding companies, and savings institutions. The New Act had, and is expected to have in the future, its most significant effect upon bank and savings institutions that hold deposits assessed at Savings Deposit Insurance Fund ("SAIF") rates. Among other things, the New Act recapitalized the SAIF through a special assessment on savings association deposits and bank deposits that had been acquired from savings associations. The Bank is assessed at "SAIF" rates on certain deposits, as described below. The New Act may increase competition from savings associations by equalizing, over time, the amount of federal insurance premiums paid on savings association and bank deposits. The New Act also provides that, beginning in 1997, institutions with deposits insured by the Bank Insurance Fund, as well as those with SAIF insured deposits, will be responsible for payment of certain bonds issued in connection with the resolution of failed savings associations. The result of these provisions will be somewhat higher federal deposit insurance premiums for the Bank. These higher insurance premiums are not expected to have a material adverse effect on the Bank or the Company.

          The New Act also simplifies the regulatory approval process for new activities of banks and bank holding companies, and reduces a number of other regulatory burdens. None of these changes is expected to have a significant effect on the Company or the Bank.

DEPOSIT INSURANCE

          As an FDIC member institution, the deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC, and the Bank is required to pay semi-annual deposit insurance premium assessments to the FDIC.

          The FDIC is permitted by Federal Law to make special assessments on insured depository institutions, in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Generally, under the risk-based assessment system used by the FDIC, banks are assessed insurance premiums according to how much risk they are deemed to present the BIF. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. For the semi-annual period beginning June 30, 1995, the BIF assessment rate was lowered to between 0.04% and 0.31% of insured deposits from 0.23% to 0.31% of insured deposits and was subsequently reduced to the statutory minimum of $1,000 for the most highly-rated banks for the semi-annual period beginning January 1, 1996. As a result of the acquisition of savings association deposits in 1991, the Bank is required to pay semi-annual deposit insurance premiums on a portion of its deposits at the rates assessed on SAIF insured deposits. The New Act authorized the FDIC to assess a one-time fee on institutions with deposits insured by the SAIF and other deposits assessed at SAIF rates in order to increase the SAIF's reserves to the 1.25% of insured deposits required by the Federal Deposit Insurance Act. The amount of this one-time special assessment on the Bank's SAIF assessable deposit was $436,000. After the payment of this special assessment in 1996, the insurance premiums related to the Bank's SAIF assessable deposit were reduced. The Bank has been informed that it is in the lowest assessment category for BIF and SAIF for the first assessment period of 1997.

DIVIDENDS

          The principal source of the Company's cash revenues is dividends received from the Bank. Pursuant to the National Bank Act, no national bank may pay dividends from its paid-in capital. All dividends must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of a bank's net profits for the preceding half-year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of an annual dividends, are transferred to the surplus fund. The approval of the OCC is required prior to the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. The Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized.

          At December 31, 1996 the Bank had a maximum of approximately $12.8 million available for dividend payments to the Company under the foregoing statutes. Accordingly, the Company does not anticipate that these limitations will affect the Company's ability to pay dividends to its shareholders consistent with its past practice and as proposed.

          In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends which would constitute an unsafe and unsound banking practice. The Bank and the Company are not currently subject to any such regulatory restrictions on their dividends.

          Regulatory Capital Requirements.  The Federal Reserve and the OCC have
          -------------------------------
established guidelines for maintenance of appropriate levels of capital by bank holding companies and national banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

          The regulations of the Federal Reserve and the OCC require bank holding companies and national banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near this minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. A bank or bank holding company experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

          The risk-based capital rules of the Federal Reserve and the OCC require bank holding companies and national banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (noncumulative perpetual preferred stock with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships.
Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

          The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in total risk-weighted assets.

          The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios: (i) supplementary capital is limited to no more than 100% of core capital; and (ii) the aggregate amount of certain types of supplementary capital will be limited. In addition, the risk-based capital regulations limit the allowance for loan losses that may be included in includable capital to 1.25% of total risk-weighted assets.

          In July 1996, the federal bank regulatory agencies, including the OCC, issued a joint policy statement regarding the evaluation of commercial banks' capital adequacy for interest rate risk. Under the policy, the OCC's assessment of a bank's capital adequacy includes an assessment of the bank's exposure to adverse changes in interest rates. The OCC has determined to rely on its examination process for such evaluations rather than on standardized measurement systems or formulas. The OCC may require banks that are found to have a high level of interest rate risk exposure or weak interest rate risk management systems to take corrective actions. Management believes its interest rate risk management systems and its capital relative to its interest rate risk are adequate.

          The OCC has established regulations that classify national banks by capital levels and provide for the OCC to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital
standards.   Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A national bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 1996, the Bank was well-capitalized as defined in the OCC's regulations.

          As of December 31, 1996, the Company and the Bank were in compliance with applicable capital requirements. See "Note 7. Capital Requirements" to the Notes to Consolidated Financial Statements on pages 30 and 31 of the Annual Report.

SUPERVISION AND REGULATION OF MORTGAGE BANKING OPERATIONS

          The Bank's mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans' Administration ("VA"), FmHA and FNMA with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Moreover, lenders such as the Company are required annually to submit to FNMA, FHA and VA audited financial statements, and each regulatory entity has its own financial requirements. The Company's affairs are also subject to examination by the Federal Reserve, FNMA, FHA and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Fair Credit Reporting Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Additionally, there are various state and local laws and regulations affecting the Company's operations as well as requirements promulgated by various private investors such as life insurance companies and others to whom loans have been sold.


MONETARY POLICY

          The earnings of a bank holding company are affected by the policies of regulatory authorities, including the Federal Reserve, in connection with the Federal Reserve's regulation of the money supply. Various methods employed by the Federal Reserve are open market operations in United States Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                                     AGE                      POSITIONS
-------------------------------------------------------  ---  --------------------------------------------------

Robert L. McCormick, Jr................................   62  President and Director of the Company; Vice
 Chairman and Chief Executive Officer and Director of
 the Bank

Paul C. Wise...........................................   91  Executive Vice President and Director of the
 Company; Executive Vice President, Cashier and
 Director of the Bank

Thomas E. Bennett, Jr..................................   46  President, Tulsa Division of the Bank

Rick J. Green..........................................   49  President, Central Oklahoma Division of the Bank

Stanley R. White.......................................   50  Chief Lending Officer



NAME                                                     AGE                      POSITIONS
-------------------------------------------------------  ---  --------------------------------------------------

 Kerby E. Crowell......................................   47  Executive Vice President, Treasurer and Chief
                                                              Financial Officer of the Company and the Bank

Kimberly G. Sinclair...................................   41  Executive Vice President and Chief Administrative
                                                              Officer of the Bank

Danny W. Williams......................................   46  Executive Vice President, Credit Administration of
                                                              the Bank

Patrick E. Zimmerman...................................   35  President, Stillwater Division of the Bank

James W. Barnes........................................   42  Executive Vice President of the Bank


          Set forth below is certain information regarding the principal occupations and business experience of each executive officer of the Company. Unless otherwise indicated, each person has held the indicated positions for at least the last five years.

          Robert L. McCormick, Jr. has been a director and Chief Executive Officer of the Company since its inception in 1981. He has been President, Chief Executive Officer and a director of the Bank since 1970. He is presently a Regent, Oklahoma State Regents for Higher Education, and Vice Chairman of Task Force 2000, a task force organized by the Governor of Oklahoma to reform the common education system. He has served as President of the Independent Bankers Association of America; President, Independent Bankers Association of Oklahoma; President of the Board of Directors Stillwater Chamber of Commerce; Chairman of the State Chamber, Oklahoma's Association of Business and Industry; Chairman and President of the Board of Directors for the Oklahoma Academy for State Goals; Chairman of the Board of Trustees of the Oklahoma State University Foundation; 1991 Drive Chairman for the Stillwater United Way; and was 1990 Citizen of the Year of the Stillwater Chamber of Commerce.

          Paul C. Wise has been a director and Executive Vice President of the Company since its inception in 1981 and served as Corporate Secretary of the Company from 1981 until January 1996. He also serves as Executive Vice President and Cashier of the Bank, which he joined in 1927 and served as the Bank's Corporate Secretary through January 1996. Mr. Wise has been a director of the Bank since 1936. He has been a director and Corporate Secretary of Stillwater Milling Co., Stillwater, Oklahoma during the last five years. Mr. Wise is a Past President of the Chamber of Commerce and of the Stillwater Lions Club. James B. Wise is his son.

          Thomas Edwin Bennett, Jr. has been President of the Tulsa Division of the Bank since 1991 and associated with the Bank since 1973; with the exception of 1985-86 when he was a White House Fellow and Special Assistant to the Comptroller of the Currency, U.S. Department of the Treasury in Washington, D.C.; and from 1986-87 while he obtained a Masters in Public Administration with Honors from Harvard University in Cambridge, Massachusetts; and from 1987-88 when he was Senior Advisor and Coordinator of Strategic Planning for the Oklahoma Department of Commerce putting together a comprehensive Five Year Economic Development Plan for the State of Oklahoma. Mr. Bennett is a former Trustee for the University Center at Tulsa, is a Trustee for the Tulsa Airport Authority, a past National President of the Oklahoma State University Alumni Association, a Director of the Higher Education Alumni Council of Oklahoma, and a member of Oklahoma's Post Secondary Oversight Counsel. Mr. Bennett is a past member of the Regional Advisory Board of the Resolution Trust Corporation, a past Chairman of the Oklahoma Group of the Robert Morris Associates, and a past Chairman of the lending committee of the Oklahoma Bankers Association. He is also a past Director of the Tulsa Philharmonic, past President and Drive Chairman of the Stillwater United Way, past President and Co-founder of the Stillwater Public Education Foundation, and a past Trustee of the Oklahoma State University Development Foundation.

          Rick J. Green is President of the Central Oklahoma Division of the Bank, and formerly Executive Vice President of the Bank. He is a member of the Oklahoma City and Edmond Chambers of Commerce and has served as Chair/Ambassador of the Stillwater Chamber of Commerce, on the Oklahoma State University Alumni Association Homecoming and Honor Students Committees, as Chairman of the Payne County Youth Services, Co-Chairman of the United Way of Stillwater Fund Drive and a member of the Advisory Board of the Oklahoma State University Technical Institute. He is a member of the Commercial Real Estate Association of Oklahoma City, the Oklahoma and Oklahoma City Homebuilders Associations, and past member of the Stillwater Medical Center Committee on Physician Recruitment.

          Stanley R. White was appointed Chief Lending Officer in December 1995. Prior to this appointment he had been President of the Stillwater Division of the Bank since 1991. He is a member and past Chairman of the Board of Trustees of the Stillwater Medical Center, past Director of the Stillwater Public Education Foundation, the Judith Karman Hospice, United Way, March of Dimes, and the Stillwater Rotary, and past President of the Stillwater Chamber of Commerce and the Stillwater Industrial Foundation. Mr. White has also served as past Director of the Oklahoma State University Alumni Association and the Oklahoma State Chamber of Commerce, past Board Member of the Oklahoma Law Enforcement Retirement Board, and currently serves as Director of the Oklahoma Medical Research Foundation, Director of Leadership Oklahoma, Vice President of Leadership Oklahoma Alumni, Chairman and Trustee of the Board of Governors of the Oklahoma State University Foundation, and is a Director of Oklahoma Academy for State Goals. Mr. White is also Chairman of the Oklahoma Bankers Association, past Chairman of the Oklahoma Bankers Association Government Relations Council and past Chairman of the Education Committee of this organization, and a member of the American Bankers Association Government Relations Council. Mr. White is also Director of the Texas Chapter and Senior Member of Robert Morris Association.

          Kerby E. Crowell has served as Executive Vice President, Treasurer and Chief Financial Officer of the Company and the Bank for the last eleven years. Mr. Crowell joined the Bank in 1969. He is past President and Director of the Oklahoma 4-H Foundation, Inc., Director and Vice President of the Oklahoma City Chapter of the Financial Executives Institute, past Director of the Payne County Affiliate of the American Diabetes Association, and past Vice Chairman of the Bank Services Committee, and a member of the Bank Operations Committee of the Independent Bankers Association of America. He is past President of the Stillwater Breakfast Kiwanis Club, the Bank Administration Institute's Northern Oklahoma Chapter, and the North Central Chapter of Certified Public Accountants.

          Kimberly G. Sinclair was appointed Chief Administrative Officer in 1995 and has been Executive Vice President of the Bank since 1991. Prior to 1991, she had been Senior Vice President and Chief Operations Officer of the Bank since 1985. Ms. Sinclair joined the Bank in 1975. She is an Ambassador of the Stillwater Chamber of Commerce, a member of the Stillwater Junior Service League, on the Board of Trustees of the Stillwater Public Education Foundation, and a graduate of the Leadership Stillwater Class IX.

          Danny W. Williams has been an Executive Vice President in the Tulsa Division Credit Administration Department since December 1995. Prior to that he served as Vice President and Commercial Lender in the Tulsa Division of the Bank from December 1989 through November of 1993 when promoted to Senior Vice President as the Tulsa Division's Manager of Credit Administration from November 1993 to December 1995. Mr. Williams is serving as the Financial Secretary of the Memorial Park Christian Church in Tulsa and the Secretary-Treasurer of the Optimist Club of Tulsa after previously serving as the organization's President. He is a member of the Financial Management Advisor Committee for Tulsa Community College, a member of the Robert Morris Association, and has been active in the Tulsa area United Way.

          Patrick E. Zimmerman has been President of the Stillwater Division since July 1996. Prior to becoming President, Mr. Zimmerman served as Executive Vice President and Stillwater Division Manager from December 1995 to July 1996, as Senior Vice President of Commercial Lending of the Bank from January 1995 to December 1995, as Vice President of Commercial Lending of the Bank from January 1992 to January 1995, and as the Administrative Vice President and Branch Manager of Farm Credit Services in Stillwater, an agricultural lending institution, from February 1987 to January 1992. Mr. Zimmerman is a member of the Stillwater Chamber of Commerce and a 1995 Graduate of Leadership Oklahoma. He currently serves as a board member of the Oklahoma State University Alumni Association, Stillwater Chamber of Commerce, Stillwater Area United Way, and as a Director of the Stillwater Industrial Foundation. He was the Campaign Chairman for the 1996 Stillwater Area United Way Campaign and is the immediate past Chairman of the Board of the Stillwater Chamber of Commerce. Mr. Zimmerman is past president of the Stillwater Frontier Rotary Club and is past Chairman of the Banking Leadership Oklahoma Committee for the Oklahoma Bankers Association. Mr. Zimmerman is a member of the Executive Committee of the Stillwater Chamber of Commerce and a member of the Robert Morris Association.

          James W. Barnes has been Executive Vice President of the Bank since joining the Bank in May 1996. Prior to joining the Bank, he served as an officer of the Bank of Oklahoma and certain of its affiliates beginning in 1986, including service as President of the Alliance Trust Company, N.A. and Senior Vice President and Senior Trust Officer/Manager of Trust Services of BancOklahoma Trust Company. Mr. Barnes also has served as a manager of commercial lending, financial analyst and economist. He was associated with the Williams Companies in Tulsa from March 1980 until May 1986. He is currently Chairman of an Office of Juvenile Affairs state commission, Director of Leadership Tulsa, Mentor and Director of the Advisory Board of the Lloyd Rader Juvenile Detention Center and an active volunteer in the American Lung Association, Boy Scouts of America (of which he served as Tulsa Metro Chair for
1996), Cystic Fibrosis Association, and Tulsa United Way (for which he was Section Chair in 1995), among other civic activities, and is a member of the American Management Association, American Society of Business Economists, and the Mortgage Bankers Association.

ITEM 2.  PROPERTIES
-------------------

          The Bank's principal office occupies 14,000 square feet of ground on the corner of Sixth and Main streets in Stillwater, Oklahoma. The building consists of 29,300 square feet of office space which was constructed in 1967 and remodeled in 1981, 1994 and 1996. The principal office houses the Bank's commercial and consumer lending operations as well as its executive offices and human resources and training departments.

          The Bank's other banking office in Stillwater occupies approximately 90,000 square feet of ground on the corner of Third and Main Streets. The building consists of 11,500 square feet of office space which was constructed in 1981. The facility houses the Bank's mortgage lending operations, a six-lane drive-through facility including commercial teller facilities, two ATMs, plus parking for both customers and employees of the facility.

          In order to provide room for the back office operations needed to support its asset growth, the Bank has leased approximately 24,000 square feet of additional space in which it houses student and credit card lending operations along with its accounting, marketing, finance, loan review and check-clearing operations. The lease on this space expires on March 31, 2001 with options to renew through February 28, 2010.

          The Bank's Oklahoma City office occupies 18,419 square feet in the Waterford office complex near 63rd Street and Pennsylvania Avenues and includes one ATM. The space is leased pursuant to Leases which expire on December 31, 1997, with options to renew for up to six years.

          The Bank owns an additional parcel of land in Oklahoma City where one of the branches acquired in the Branch Acquisition was formerly located and is now used only to house an ATM. The parcel occupies 15,000 square feet at the intersection of Broadway and Robert S. Kerr Avenue. The building occupies 1,400 square feet. The Company has leased out this building through August 1997 while retaining the right to maintain its ATM on the premises.

          During 1996, a loan production office ("LPO") was opened in South Oklahoma City. The LPO leases 2,250 square feet in the Shadowlake Office Park located at 2228 Shadowlake Drive, Oklahoma City, OK. The space is leased for one year with an option to extend the lease for four additional one-year periods.

          The Bank's Tulsa banking offices consist of 19,250 square feet of leased space in the Silvey office building near 61st and Lewis Streets and an owned full-service branch located at 21st and Birmingham Streets. The leased facility provides space for commercial and mortgage lending operations, teller services, deposit-gathering services, and an ATM. The space is leased for five years with options to renew for up to ten years. The owned facility consists of 16,000 square feet of land with a 2,000 square foot facility housing a three-lane drive-in and lending and deposit gathering operations. During 1994, an LPO was opened in downtown Tulsa. This LPO leases 2,900 square feet in the Mid-Continent office building at 4th and Boston. The space is leased for three years with an option to renew for two years.

          The Company intends to construct a new facility for its Tulsa operations. Groundbreaking on this 42,000 square foot building is expected to occur in the third quarter of 1997, with occupancy anticipated in the third quarter of 1998. When opened, the building will include space for rental to third parties. The total cost of the building is expected to be $8.0 million. A substantial portion of these costs will be capitalized and, except for the cost of the land, will be expensed over the useful life of the property.

          During 1996, the Bank purchased a new building at 500 W. Grand Avenue, Chickasha, Oklahoma. the building consists of approximately 3,600 square feet of office space and has one drive-through lane. The Bank also continues to own the office building at its former location in Chickasha and to house an ATM on that site.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

          The Bank is from time to time a party to various legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against the Company or Bank, which, if determined adversely, would have a material effect on the business or financial position or results of operations of the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of 1996.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
         MATTERS
         -------

          The information contained under the section captioned "Stock Information" in the Annual Report (See Exhibit 13, page 41) is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

          The information contained in the table captioned "Selected Consolidated Financial Data" in the Annual Report (See Exhibit 13, pages 4 and
5) is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

          The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report (See Exhibit 13, pages 6 through 16) is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

          The consolidated financial statements contained in the Annual Report (see Item 14(a)(1)) and the information under the caption "Selected Quarterly Financial Data (Unaudited)" in the Annual Report (See Exhibit 13, pages 5 and 6) are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

          The information concerning the Board of Directors of the Company and the filing of Beneficial Ownership Reports contained under the section captioned "Proposal I -- Election of Directors" on pages 3 through 6 of the Proxy Statement and the information with respect to initial statements of beneficial ownership and changes in beneficial ownership under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" on page 12 of the Proxy Statement are incorporated herein by reference. For information as to executive officers of the Company, see "Executive Officers of the Registrant" in
Part I of this Annual Report on Form 10-K.


ITEM 11.  MANAGEMENT REMUNERATION
---------------------------------

          The information contained under the sections captioned "Compensation Committee Report on Executive Compensation," "Stock Performance Comparisons" and Executive Compensation and Other Benefits" on pages 7 through 11 of the Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------

          Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" on pages 1 through 3 of the Proxy Statement.



     (B) SECURITY OWNERSHIP OF MANAGEMENT
         --------------------------------

          Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Management" on pages 11 and 12 of the Proxy Statement.

     (C)  CHANGES IN CONTROL
          ------------------

          Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Certain Transactions" on page 11 of the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     (A)  DOCUMENTS FILED AS PART OF THIS REPORT
          --------------------------------------

     (1)  FINANCIAL STATEMENTS.  The following financial statements are
          --------------------
incorporated by reference in Item 8 hereof from the Annual Report (see Exhibit 13, pages 17 through 37):

     Independent Auditors' Report

     Consolidated Statements of Financial Condition as of December 31, 1996 and 1995

     Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements.

     (2)  FINANCIAL STATEMENT SCHEDULES.  All schedules for which provision is
          -----------------------------
made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

     (3)  EXHIBITS.  The following is a list of exhibits filed as part of this
          --------
Annual Report on Form 10-K with an index to their location in the sequentially numbered copy of this Annual Report on Form 10-K.


  NO.     EXHIBITS
 -----    --------
  3.1   Amended and Restated Certificate of Incorporation of Southwest Bancorp,
        Inc. (incorporated by reference to Exhibit 3.1 to Quarterly Report on
        Form 10-Q for the quarter ended June 30, 1996)
  3.2   Bylaws of Southwest Bancorp, Inc. (incorporated by reference as Exhibit
        3.2 to Registration Statement on Form S-1 (File No. 33-71168))
  4     Certificate of Designations for 9.20% Redeemable, Cumulative, Preferred
        Stock, Series A (incorporated by reference to Exhibit 4 to Quarterly
        Report on Form 10-Q for the quarter ended June 30, 1995)
*10.1   1992 Performance Unit Plan (incorporated by reference as Exhibit 10.1 to Registration Statement on Form S-1 (File No. 33-71168))
*10.2   Severance Compensation Plan (incorporated by reference as Exhibit 10.2 to Registration Statement on Form S-1 (File No. 33-71168))
*10.3   Southwest Bancorp, Inc. 1994 Stock Option Plan (incorporated by reference from Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993)
*10.4   Southwest Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (File
        No. 33-97850))
 13     1996 Annual Report to Stockholders
 21     Subsidiaries of the Registrant
 23     Consent of Independent Auditors
 24     Power of Attorney
 27     Financial Data Schedule

  (B)  REPORTS ON FORM 8-K.  No reports on Form 8-K were filed during the last
       -------------------
quarter of the period covered by this Annual Report on Form 10-K. However, a Report on Form 8-K was filed with respect to the anticipated effects on the Company of the impairment of a commercial loan in the first quarter of 1997 was filed on March 14, 1997.

  (C)  EXHIBITS.  See (a)(3) above for all exhibits filed herewith and the
       --------
Exhibit Index.

  (D)  FINANCIAL STATEMENTS EXCLUDED FROM ANNUAL REPORT.  There are no other
       ------------------------------------------------
financial statements which were excluded from the Annual Report to Stockholders by Rule 14a-3(b) which are required to be included herein.

--------------------
* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SOUTHWEST BANCORP, INC.

March 24, 1997                       By: /s/ Robert L. McCormick
                                         -------------------------------------
                                         Robert L. McCormick
                                         President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert L. McCormick                  March 24, 1997
-------------------------------------
Robert L. McCormick
Director and President
(Principal Executive Officer)


/s/ Kerby E. Crowell                     March 24, 1997
-------------------------------------
Kerby E. Crowell
Executive Vice President, Treasurer
 and Chief Financial Officer
 (Principal Financial and
 Accounting Officer)

  A majority of the directors of the Company executed a power of attorney appointing Robert L. McCormick as their attorney-in-fact, empowering him to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Form 10-K for the year ended December 31, 1996. This report has been signed below by such attorney -in-fact as of March 24, 1997.

By: /s/ Robert L. McCormick
    -------------------------------------
    Robert L. McCormick
    Attorney-in-Fact for Majority of the
    Directors of the Company