Form 10-Q
period 1997-03-31
SOUTHWEST BANCORP INC
filed 1997-05-06
CIK 914374

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     _____________________________________


                                   FORM 10-Q


     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 1997.

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

                                   3,768,365
                                   ---------



                                    1 of 16

                            SOUTHWEST BANCORP, INC.

                               INDEX TO FORM 10-Q


                                                                        Page No.
PART I.  FINANCIAL INFORMATION

        ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        Unaudited Consolidated Statements of Financial Condition at
        March 31, 1997 and December 31, 1996                                 3

        Unaudited Consolidated Statements of Operations for the
        three months ended March 31, 1997 and 1996                           4

        Unaudited Consolidated Statements of Cash Flows for the
        three months ended March 31, 1997 and 1996                           5

        Unaudited Consolidated Statements of Shareholders' Equity for the
        three months ended March 31, 1997 and 1996                           6

        Notes to Unaudited Consolidated Financial Statements                 7

        Average Balances/Yields and Rates                                   10

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                         11

PART II.  OTHER INFORMATION                                                 16

SIGNATURES                                                                  17


SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share data)

                                                                                        March 31,               December 31,
                                                                                          1997                     1996
                                                                                      ------------              ------------
ASSETS
Cash and due from banks                                                                   $ 28,212                  $ 22,914
Federal funds sold                                                                          15,800                      --
                                                                                      ------------              ------------
  Cash and cash equivalents                                                                 44,012                    22,914
Investments securities:
   Held to maturity, approximate fair value of
      $84,598 (1997) and $83,963 (1996)                                                     84,787                    83,589
   Available for sale, approximate amortized cost of
      $65,060 (1997) and $63,419 (1996)                                                     64,897                    63,762
Loans receivable, net of allowance for loan losses
   of $8,484 (1997) and $7,139 (1996)                                                      668,015                   637,507
Accrued interest receivable                                                                  8,007                     7,400
Premises and equipment, net                                                                 12,696                     9,649
Other assets                                                                                 5,395                     4,296
                                                                                      ------------              ------------
           Total assets                                                                  $ 887,809                 $ 829,117
                                                                                      ============              ============
LIABILITIES & SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand                                                            $  85,943                 $  83,729
   Interest-bearing demand                                                                  37,054                    34,309
   Money market accounts                                                                    93,467                    86,910
   Savings accounts                                                                          4,002                     4,086
   Time deposits                                                                           594,071                   544,911
                                                                                      ------------              ------------
           Total deposits                                                                  814,537                   753,945
                                                                                      ------------              ------------
Income taxes payable                                                                            14                       187
Accrued interest payable                                                                     5,120                     5,061
Other Liabilities                                                                            3,599                     4,892
                                                                                      ------------              ------------
           Total Liabilities                                                               823,270                   764,065
                                                                                      ------------              ------------
Commitments and contigencies                                                                   --                        --
Shareholders' equity:
   Serial preffered stock -
           Series A, 9.20% Redeemable, Cumulative Preferred
              Stock; $1 par value; 1,000,000 shares authorized;
              liquidation value $17,250,000; 690,000 shares
              issued and outstanding                                                           690                       690
           Series B, $1 par value; 1,000,000 shares authorized;
              none issued                                                                      --                        --
   Common stock - $1 par value; 10,000,000 shares
     authorized; issued and outstanding 3,766,515 (1997)
     and 3,764,216 (1996)                                                                    3,767                     3,764
   Capital surplus                                                                          24,377                    24,332
   Retained earnings                                                                        35,803                    36,041
  Unrealized gain/(loss) on investment securities
     available for sale, net of tax                                                            (98)                      205
                                                                                      ------------              ------------
              Total shareholders' equity                                                    64,539                    65,032
                                                                                      ------------              ------------
              Total liabilities & shareholders' equity                                   $ 887,809                 $ 829,117
                                                                                      ============              ============

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)

                                                                    FOR THE THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                    1997            1996
                                                                 ----------      ----------
Interest income:
        Interest and fees on loans                               $   15,516      $   12,832
        Investment securities:
                U.S. Government and agency obligations                1,776           1,640
                State and political subdivisions                        136             140
                Mortgage-backed securities                              327             390
                Other securities                                         15              13
        Federal funds sold                                               81              74
                                                                 ----------      ----------
                Total interest income                                17,851          15,089

Interest expense:
        Interest-bearing demand                                         209             203
        Money market accounts                                           919             673
        Savings accounts                                                 25              30
        Time deposits                                                 8,036           6,622
        Other borrowed money                                             70              58
                                                                 ----------      ----------
                Total interest expense                                9,259           7,586
                                                                 ----------      ----------
Net interest income                                                   8,592           7,503
        Provision for loan losses                                     3,001             875
                                                                 ----------      ----------
Net interest income after provision for loan losses                   5,591           6,628

Other income:
        Service charges and fees                                        752             708
        Credit cards                                                    193             207
        Other noninterest income                                        143             117
        Gain on sales of loans receivable                               326             448
        Gain/(loss) on sales of investment securities                     -             122
                                                                 ----------      ----------
                Total other income                                    1,414           1,602

Other expenses:
        Salaries and employee benefits                                3,487           2,828
        Occupancy                                                     1,043             759
        FDIC and other insurance                                         63             132
        Credit cards                                                     76             104
        General and administrative                                    1,690           1,396
                                                                 ----------      ----------
                Total other expenses                                  6,359           5,219
                                                                 ----------      ----------
Income before taxes                                                     646           3,011
        Taxes on income                                                 186           1,079
                                                                 ----------      ----------
Net income                                                       $      460      $    1,932
                                                                 ==========      ==========
Net income available to common shareholders                      $       63      $    1,535
                                                                 ==========      ==========
Earnings per common share                                        $     0.02      $     0.41
                                                                 ==========      ==========
Weighted average common shares outstanding                        3,766,172       3,756,861
                                                                 ==========      ==========

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                 FOR THE THREE MONTHS
                                                                    ENDED MARCH 31,
                                                                   1997            1996
                                                               ------------     ----------
Operating activities:
  Net income                                                     $     460      $   1,932
  Adjustments to reconcile net income to net
    cash provided from operating activities:
      Provision for loan losses                                      3,001            875
      Depreciation and amortization expense                            381            288
      Amortization of premiums and accretion of
        discount on securities, net                                     43             42
      Amortization of intangibles                                       45             26
      (Gain) Loss on sales of securities                                -            (122)
      (Gain) Loss on sales of loans receivable                        (326)          (448)
      (Gain) Loss on sales of premises/equipment                        -              (1)
      (Gain) Loss on other real estate owned, net                       -              -
      Proceeds from sales of residential mortgage loans             14,839          8,477
      Residential mortgage loans originated for resale             (11,521)       (11,364)
  Changes in assets and liabilities:
    Accrued interest receivable                                       (607)           (83)
    Other assets                                                      (574)        (3,713)
    Income taxes payable                                              (173)         1,046
    Accrued interest payable                                            59           (325)
    Other liabilities                                               (1,331)        (9,184)
                                                               ------------     ----------
      Net cash (used in) provided from operating activities          4,296        (12,554)
                                                               ------------     ----------
Investing activities:
  Proceeds from sales of held to maturity securities                    -              -
  Proceeds from sales of available for sale securities                  -              -
  Proceeds from principal repayments and maturities:
    Held to maturity securities                                      2,006         11,656
    Available for sale securities                                    4,001         10,049
  Purchases of held to maturity securities                          (3,260)       (13,620)
  Purchases of available for sale securities                        (5,628)        (3,882)
  Loans originated and principal repayments, net                   (48,186)       (14,674)
  Proceeds from sales of guaranteed student loans                   11,317         12,445
  Purchases of premises and equipment                               (3,428)          (619)
  Proceeds from sales of premises and equipment                         -               3
  Proceeds from sales of other real estate                              -              49
                                                               ------------     ----------
      Net cash (used in) provided from investing activities        (43,178)         1,407
                                                               ------------     ----------
Financing activities:
  Net increase in deposits                                          60,592         20,280
  Net proceeds from issuance of common stock                            48             35
  Net proceeds from issuance of preferred stock                         -              -
  Common stock dividends paid                                         (263)          (225)
  Preferred stock dividends paid                                      (397)          (397)
                                                               ------------     ----------
      Net cash provided from financing activities                   59,980         19,693
                                                               ------------     ----------
Net increase (decrease) in cash and cash equivalents                21,098          8,546
Cash and cash equivalents,
  Beginning of period                                               22,914         20,789
                                                               ------------     ----------
  End of period                                                  $  44,012      $  29,335
                                                               ============     ==========

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands except share data)

                                                                                                           Unrealized
                                                                                                           Gain (Loss)     Total
                                                                                                           on Available    Share-
                                            Preferred Stock      Common Stock         Capital    Retained   for Sale       holders'
                                          Shares       Amount  Shares     Amount      Surplus    Earnings  Securities      Equity
                                        -------------------------------------------------------------------------------------------
Balance, January 1, 1996                    690,000      $690   3,755,228    $3,755     $24,171   $31,129      $612        $60,357

Cash dividends paid:
  Preferred, $0.575 per share                     -         -           -         -           -      (397)        -           (397)
Cash dividends declared:
  Common, $0.07 per share                         -         -           -         -           -      (263)        -           (263)
Common stock issued:
  Employee Stock Purchase
    Plan                                          -         -         760         1          13         -         -             14
  Dividend Reinvestment Plan                      -         -       1,154         1          20         -         -             21
Change in unrealized gain
  (loss) on available for sale
   securities, net of tax                         -         -           -         -           -         -      (388)          (388)
Net income                                        -         -           -         -           -     1,932         -          1,932
                                        -------------------------------------------------------------------------------------------
Balance, March 31, 1996                     690,000      $690   3,757,142    $3,757     $24,204   $32,401      $224        $61,276
                                        ===========================================================================================


Balance, January 1, 1997                    690,000      $690   3,764,216    $3,764     $24,332   $36,041      $205        $65,032

Cash dividends paid:
  Preferred, $0.575 per share                     -         -           -         -           -      (397)        -           (397)
Cash dividends declared:
  Common, $0.08 per share                         -         -           -         -           -      (301)        -           (301)
Common stock issued:
  Employee Stock Purchase
    Plan                                          -         -         956         1           19        -         -             20
  Dividend Reinvestment Plan                      -         -       1,343         2           26        -         -             28
Change in unrealized gain
  (loss) on available for sale
   securities, net of tax                         -         -           -         -            -        -      (303)          (303)
Net income                                        -         -           -         -            -      460         -            460
                                        -------------------------------------------------------------------------------------------
Balance, March 31, 1997                     690,000      $690   3,766,515    $3,767      $24,377  $35,803      $(98)       $64,539
                                        ===========================================================================================


                            SOUTHWEST BANCORP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. However, the financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation. The results of operations and cash flows for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE 2:  PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Southwest Bancorp, Inc. (the Company) and its wholly owned subsidiary, The Stillwater National Bank and Trust Company (the Bank). All significant intercompany transactions and balances have been eliminated in consolidation.


NOTE 3:  RECENTLY ADOPTED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 129, Disclosure of Information About Capital Structure. SFAS No. 129 establishes standards for disclosure of information regarding an entity's capital structure. The adoption of SFAS No. 129 did not affect the Company's consolidated financial position or results of operations.


NOTE 4:  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 requires the Company to recognize the financial and servicing assets it controls and liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. The Company will adopt SFAS No. 125 for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997 as required. Management believes that adoption of SFAS No. 125 will not have a material impact on the Company's consolidated financial position or results of operations.

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997. Management believes that SFAS No. 128 will not have a significant effect on the Company's calculation of earnings per share considering its current capital structure.

NOTE 5:  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is shown below for the indicated periods.


                                           For the three          For the
                                            months ended         year ended
                                           March 31, 1997     December 31, 1996
                                           --------------     -----------------
                                                  (Dollars in thousands)
Balance at beginning or period                $  7,139            $  5,813
Loans charged-off:
        Real estate mortgage                       104                 148
        Real estate construction                     -                   -
        Commercial                               1,350               1,064
        Installment and consumer                   318               1,089
                                              --------            --------
                Total charge-offs                1,772               2,301
Recoveries:
        Real estate mortgage                        36                  25
        Real estate construction                     -                   -
        Commercial                                  50                 288
        Installment and consumer                    30                 214
                                              --------            --------
                Total recoveries                   116                 527
                                              --------            --------
Net loans charged-off                            1,656               1,774
Provision for loan losses                        3,001               3,100
                                              --------            --------
Balance at end of period                      $  8,484            $  7,139
                                              ========            ========
Loans outstanding:
        Average                               $669,424            $580,590
        End of period                          676,499             644,646
Net charge-offs to total average loans
 (annualized)                                     1.00%               0.31%
Allowance for loan losses to total loans          1.25%               1.11%



Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.


                                                     As of              As of
                                                March 31, 1997     December 31, 1996
                                                --------------     -----------------
                                                        (Dollars in thousands)
Nonaccrual loans (1)                                  $4,745            $4,635
Past due 90 days or more (2)                           1,748             1,437
Restructured terms                                       568               577
                                                     -------            ------
        Total nonperforming loans                      7,061             6,649
Other real estate owned                                  432                64
                                                     -------            ------
        Total nonperforming assets                    $7,493            $6,713
                                                     =======            ======
Nonperforming loans to loans receivable                 1.04%             1.03%
Allowance for loan losses to nonperforming loans      120.15%           107.37%
Nonperforming assets to loans receivable and
  other real estate owned                               1.11%            1.04%

(1) The government-guaranteed portion of loans included in these totals was $0
    (1997) and $345 (1996).
(2) The government-guaranteed portion of loans included in these totals was $723
    (1997) and $0 (1996).

The allowance for loan losses is established through a provision for loan losses charged to expense. Charge-offs of loan amounts determined by management to be uncollectible or impaired decrease the allowance and recoveries of previous charge-offs, if any, are added to the allowance. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All of the Company's nonaccrual loans have been defined as impaired loans. The adequacy of the allowance for loan losses is determined by management based upon a number of factors including, among others, analytical reviews of loan loss experience in relationship to outstanding loans and commitments; unfunded loan commitments; problem and nonperforming loans and other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; use of appraisals to estimate the value of collateral; and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Changes in the allowance may occur because of changing economic conditions and economic prospects or financial position of borrowers. While there can be no assurance that the allowance for loan losses will be adequate to cover all losses from all loans, management believes that the allowance for loan losses is adequate.
While management uses all available information to estimate the adequacy of the allowance for loan losses, the ultimate collectability of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based upon changes in economic conditions and other relevant factors. Recovery of the carrying value of such loans is dependent to a great extent on conditions that may be beyond the Company's control. Actual future losses could differ significantly from the amounts estimated by management adversely affecting net income.


NOTE 6:  LOANS RECEIVABLE

The Bank extends commercial and consumer credit primarily to customers in the State of Oklahoma which subjects the loan portfolio to the general economic conditions within this area. At March 31, 1997 and December 31, 1996, substantially all of the Bank's loans, except for credit cards, are collateralized with real estate, inventory, accounts receivable and/or other assets or guaranteed by agencies of the United States Government.

At March 31, 1997, loans to individuals and businesses in the healthcare industry totaled approximately $79.0 million, or 12% of total loans. Other notable concentrations of credit within the loan portfolio include $23.8 million, or 4% of total loans, in hotel/motel loans, $23.4 million, or 3% of total loans, in residential construction loans and $15.8 million, or 2% of total loans, in restaurant loans. In the event of total nonperformance by the borrowers, the Company's accounting loss would be limited to the recorded investment in the loans receivable reduced by proceeds received from disposition of the related collateral.

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $4.7 million at March 31, 1997. During the first three months of 1997, $103,000 in interest income was received on nonaccruing loans. If interest on those loans had been accrued, total interest income of $171,000 would have been recorded.

Those performing loans considered potential problem loans, as defined and identified by management, amounted to approximately $20.7 million at March 31, 1997, compared to $23.0 million at December 31, 1996. The amount of performing loans that were considered potential problem loans at December 31, 1996 was previously incorrectly disclosed as $14.9 million, as a result of a computational error made in the preparation of the disclosure. The total amount of such loans recognized on the books of the Company at December 31, 1996 was $20.7 million. Although these are loans where known information about the borrowers' possible credit problems cause management to have doubts as to their ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. The Company's loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances. The deterioration of one or a few of such loans may cause a significant increase in potential problem loans or in nonperforming loans.

SOUTHWEST BANCORP, INC.
AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands except share data)

                                                                     For the three months ending March 31,
                                                                          1997                   1996
                                                                   ----------------------------------------------
                                                                   Average     Average      Average      Average
                                                                   Balance    Yield/Rate    Balance    Yield/Rate
                                                                   ----------------------------------------------
Assets:
   Loans receivable                                                $669,424      9.40%      $540,627      9.55%
   Investment securities                                            147,750      6.19        143,367      6.12
   Other interest-earning assets                                      6,144      5.35          5,528      5.38
                                                                   --------                 --------
       Total interest-earning assets                                823,318      8.79        689,522      8.80
   Noninterest-earning assets                                        40,566                   31,953
                                                                   --------                 --------
       Total assets                                                $863,884                 $721,475
                                                                   ========                 ========
Liabilities and shareholders' equity:
   NOW accounts                                                    $ 36,658      2.31%      $ 34,912      2.34%
   Money market accounts                                             89,994      4.14         77,229      3.50
   Savings accounts                                                   4,058      2.50          4,828      2.50
   Time deposits                                                    571,205      5.71        454,560      5.86
                                                                   --------                 --------
       Total interest-bearing deposits                              701,915      5.31        571,529      5.30
   Other borrowed money                                               5,048      5.62          4,140      5.63
                                                                   --------                 --------
       Total interest-bearing liabilities                           706,963      5.31        575,669      5.30
   Demand deposits                                                   84,829                   78,625
   Other noninterest-bearing liabilities                              6,877                    6,351
   Shareholders' equity                                              65,215                   60,830
                                                                   --------                 --------
       Total liabilities and shareholders' equity                  $863,884                 $721,475
                                                                   ========                 ========
   Interest rate spread                                                          3.48%                    3.50%
                                                                               ======                   ======
   Net interest margin                                                           4.23%                    4.38%
                                                                               ======                   ======
   Ratio of average interest-earning assets
    to average interest-bearing liabilities                          116.46%                  119.78%
                                                                   ========                 ========


                            SOUTHWEST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis contains forward-looking statements, including statements of goals, intentions, and expectations, regarding or based upon general economic conditions, interest rates, developments in national and local markets, and other matters, and which, by their nature, are subject to significant uncertainties. Because of these uncertainties and the assumptions on which statements in this report are based, the actual future results may differ materially from those indicated in this report.

FINANCIAL CONDITION

The Company's total assets increased by $58.7 million, or 7%, from $829.1 million at December 31, 1996 to $887.8 million at March 31, 1997.

Loans were $676.5 million at March 31, 1997, an increase of $31.9 million, or 5%, compared to December 31, 1996. The Company experienced increases in the categories of commercial mortgages ($12.5 million, or 6%), commercial loans ($6.1 million, or 3%), real estate construction loans ($4.8 million, or 9%), government-guaranteed student loans ($4.1 million, or 7%), other consumer loans ($3.5 million, or 11%), and residential mortgages ($2.6 million, or 4%). These increases were offset by a $1.7 million, or 8% reduction in credit card loans. The allowance for loan losses increased by $1.3 million, or 19%, from December
31, 1996 to March 31, 1997.   At March 31, 1997, the allowance for loan losses
was $8.5 million, or 1.25% of total loans, compared to $7.1 million, or 1.11% of total loans, at December 31, 1996.

Investment securities were $149.7 at March 31, 1997, an increase of $2.3 million, or 2%, compared to December 31, 1996.

Premises and equipment increased by $3.0 million primarily due to the acquisition of land for a new Tulsa Banking Center at 15th and Utica to be opened in late 1998.

The Company's deposits increased by $60.6 million, or 8%, from $753.9 million at December 31, 1996 to $814.5 million at March 31, 1997. This increase occurred primarily in time deposits, which increased by $49.2 million, or 9%. Interest-bearing demand deposits and money market accounts increased by $2.7 million and $6.6 million, respectively, or 8% each, from December 31, 1996 to March 31, 1997.

Shareholders' equity decreased by $493,000, or 1%, due to reduced earnings for the first three months of 1997, which were less than dividends declared on common and preferred stock, and a $303,000 decrease attributable to a change in the unrealized gain/loss, net of taxes, on investment securities available for sale.


RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

NET INCOME

For the first quarter of 1997, the Company recorded net income of $460,000, 76% less than the $1.9 million recorded for the first quarter of 1996. Net income available to common shareholders, after deduction of dividends on preferred stock, was $63,000 ($0.02 per share), compared with $1.5 million ($0.41 per share) for the first quarter of 1996. The substantial decrease in quarterly earnings was primarily the result of a $2.1 million increase in the provision for loan losses. Average common shares outstanding were 3,766,172 and 3,756,861, respectively.

During the first quarter of 1997, the Company received information regarding events that adversely affected a borrower's ability to fully repay its commercial loan, which had a carrying amount of $1.9 million. As a result of this event, and management's regular evaluation of the adequacy of the allowance for loan losses relative to other loans in the portfolio, the Company recorded a provision for loan losses of $3.0 million for the first quarter of 1997, compared with a provision of $875,000 for the first quarter of 1996. (See "Provision for loan losses" and "Recent Developments".)

Net interest income increased $1.1 million, or 15%, for the first quarter of 1997 compared to the same period in 1996. This increase in net interest income, as well as an $893,000, or 83%, reduction in taxes, offset the $2.1 million, or 243%, increase in provision for loan losses, a $1.1 million, or 22%, increase in other expenses and a $188,000, or 12% reduction in other income. For the first quarter of 1997, the return on average total equity was 2.86% and the return on average common equity was 0.53% compared to a 12.77% return on average total equity and a 14.18% return on average common equity for the first quarter of 1996.

NET INTEREST INCOME

Net interest income increased to $8.6 million for the first quarter of 1997 from $7.5 million for the same period in 1996 as continued growth in the loan portfolio enabled the Company to post a $2.8 million increase in interest income that exceeded the $1.7 million increase in interest expense during the period. Yields on the Company's interest-earning assets declined by 1 basis point, and the rates paid on the Company's interest-bearing liabilities increased by 1 basis point, resulting in an reduction in the interest rate spread to 3.48% for the first quarter of 1997 from 3.50% for the first quarter of 1996. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 116.46% for the first quarter of 1997 from 119.78% for the first quarter of 1996, as a substantial portion of the increase in loans was funded by time deposits.

Total interest income for the first quarter of 1997 was $17.9 million, up 18% from $15.1 million during the same period in 1996. The principal factor providing greater interest income was the $128.8 million, or 24%, increase in the volume of average loans outstanding. The Company's loan yields declined to 9.40% for the first quarter of 1997 from 9.55% in 1996. During the same period, the Company's yield on investment securities increased to 6.19% from 6.12%.

Total interest expense for the first quarter of 1997 was $9.3 million, an increase of 22% from $7.6 million for the same period in 1996. The increase in total interest expense can be attributed to an increase in average interest-bearing liabilities of $131.3 million, or 23%. During the same period, the rates paid on average interest-bearing liabilities increased to 5.31% from 5.30%, as a 15 basis point decline in the average rate paid on time deposits (to 5.71%) was more than offset by a 64 basis point increase (to 4.14%) in the average rate paid on money market accounts.

OTHER INCOME

Other income declined by $188,000 for the first quarter of 1997 compared to the first quarter of 1996 primarily as a result of the $122,000 reduction in gains on sales of investment securities A gain on sale of investment securities occurred during the first quarter of 1996 when $4.6 million in Agency securities classified as "held to maturity" and $7.7 million in Agency securities classified as "available for sale", originally purchased at a discount, were called prior to their stated maturity date. No securities were sold or called during the first three months of 1997.

OTHER EXPENSES

The Company's other expenses increased $1.1 million for the first quarter of 1997 compared to the first quarter of 1996. This increase was primarily the result of an increase in salaries and employee benefits, which increased $659,000 as a result of a 21% increase in staffing. The increase in staffing is related to the expansion of the Company's asset and deposit bases. In addition, general and administrative expense increased $287,000 and occupancy expense increased $284,000 compared to 1996. The increase in occupancy expense was due primarily to the leasing of additional office space and the depreciation on furniture and equipment purchased to furnish those new offices. These increases were offset by reductions in both FDIC and other insurance and credit card expenses.


                           *   *   *   *   *   *   *

PROVISION FOR LOAN LOSSES

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The adequacy of the allowance for loan losses is determined by management based upon a number of factors including, among others, analytical reviews of loan loss experience in relationship to outstanding loans and commitments; unfunded loan commitments; problem and nonperforming loans and other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; use of appraisals to estimate the value of collateral; and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Changes in the allowance may occur because of changing economic conditions, and economic prospects or the financial position of borrowers.
Based upon this review, management established an allowance of $8.5 million, or 1.25% of total loans, at March 31, 1997 compared to an allowance of $7.1 million, or 1.11% of total loans at December 31, 1996. During the first three months of 1997 and 1996, the provisions for loan losses were $3.0 million and $875,000, respectively.

In establishing the level of the allowance for March 31, 1997, management considered a number of factors that tend to indicate a potential need for an increased allowance level, including the increased risk inherent in the amount of commercial and commercial real estate loans, which are viewed as entailing greater risk than certain other categories of loans, recent charge-off history, and the amount of large loans and of identified nonperforming loans at March 31, 1997, versus December 31, 1996. At March 31, 1997, total nonperforming loans were $7.1 million, or 1.04% of total loans, compared to $6.6 million, or 1.03% of total loans, at December 31, 1996. Management also considered other factors, including the levels of types of credits, such as residential mortgage loans, deemed to be of relatively low risk, that tended to indicate the potential need for a lower allowance. The Company determined the level of the allowance for loan losses at March 31, 1997 was appropriate, as a result of balancing these and other factors it deemed relevant to the adequacy of the allowance. Management conducted a similar analysis in order to determine the appropriate allowance as of March 31, 1996 and December 31, 1996.

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


TAXES ON INCOME

The Company's income tax expense for the first three months of 1997 and 1996 was $186,000 and $1.1 million, respectively. The Company's effective tax rates have been lower than the 34% Federal and 6% State statutory rates primarily because of tax-exempt income on municipal obligations and loans.


                           *   *   *   *   *   *   *


LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans. The Company's portfolio of government-guaranteed student loans and SBA loans are also readily salable. Additional sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit less than $100,000 were 83% and 84% of total deposits at March 31, 1997 and 1996, respectively.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchases and borrowings from the Federal Reserve Bank. The Bank has approved federal funds purchase lines with three other banks. The Bank also carries interest-bearing demand notes issued by the Bank to the U.S. Treasury as a participant in the Treasury Tax and Loan note program. In addition, the Bank has available a $20.0 million line of credit from the Student Loan Marketing Association (SLMA). Borrowings under the SLMA line would be secured by student loans. During the first quarters of 1997 and 1996, no category of borrowings averaged more than 30% of ending shareholders' equity.

During the first three months of 1997, cash and cash equivalents increased by $21.1 million. The increase was the result of cash generated from financing activities (primarily increased deposits) of $60.0 million and operating activities of $4.3 million offset by $43.2 million in cash used in investing activities.

Cash and cash equivalents, during the first three months of 1996, increased by $8.5 million. The increase was the result of cash generated from financing activities (primarily increased deposits) of $19.7 million and investing activities of $1.4 million offset by $12.6 million in cash used in operating activities.


CAPITAL RESOURCES

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (FRB). The guidelines are commonly known as Risk-Based Capital Guidelines.

On March 31, 1997, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 10.78%, a Tier I risk-based capital ratio of 9.47%, and a leverage ratio of 7.37%. As of March 31, 1997, the Bank also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

The Company declared a dividend of $.08 per common share payable on April 1, 1997 to shareholders of record as of March 18, 1997. In January 1997, the Company declared a dividend of $.575 per preferred share payable on February 28, 1997 to shareholders of record as of February 14, 1997.


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


ANNUAL MEETING

The 1997 Annual Meeting of shareholders of the Company was held on April 24, 1997. At the Annual Meeting, shareholders elected the five directors nominated by the Board of Directors for 3-year terms.


RECENT DEVELOPMENT

As stated above, during the first quarter of 1997, the Company classified a $1.9 million commercial loan as impaired. The Company charged-off a portion of this loan and carried the balance in nonaccrual loans and total nonperforming loans at March 31, 1997. In April 1997, the Company settled the borrowers' obligations for cash and recorded an additional immaterial charge to the allowance for loan losses. As a result, this loan has been removed from the loan portfolio and from nonaccrual and total nonperforming loans.

PART II - OTHER INFORMATION


Item 1.    Legal proceedings

           None


Item 2.    Changes in securities

           None


Item 3.    Defaults upon senior securities

           None


Item 4.    Submission of matters to a vote of security holders

           None

Item 5.    Other information

           None


Item 6.    Exhibits and reports on Form 8-K

           (a)  Exhibits.
                ---------

                Item 27.  Financial Data Schedule

           (b)  Reports on Form 8-K.  The Company filed the following Current
                --------------------
                Reports on Form 8-K.

                Date              Item Reported
                ----              -------------
                March 14, 1997    Item 5.  The Company reported an expected
                                           decline in earnings for the first
                                           quarter of 1997.

                April 2, 1997     Item 5.  The Company confirmed the expected
                                           decline in earnings for the first
                                           quarter of 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTHWEST BANCORP, INC.
(Registrant)



By: /s/ Robert L. McCormick, Jr.           May 1, 1997
    ------------------------------         -----------
    Robert L. McCormick, Jr.               Date
    President
    (Principal Executive Officer)



  By:  /s/ Kerby E. Crowell                May 1, 1997
     ----------------------                -----------
     Kerby E. Crowell                      Date
     Executive Vice President and
     Chief Financial Officer
     (Principal Financial and
     Accounting Officer)