Form 10-Q
period 1997-06-30
SOUTHWEST BANCORP INC
filed 1997-08-14
CIK 914374

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                      ----------------------------------


                                   FORM 10-Q


                       [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997.

                                      OR

                       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              For the transition period from      to
                                                            ------  ------

                       Commission File Number   0-23064


                            SOUTHWEST BANCORP, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Oklahoma                              #73-1136584
-------------------------------           -----------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification Number)


        608 South Main Street                      74074
        Stillwater, Oklahoma                     ----------
---------------------------------------          (Zip Code)
(Address of principal executive office)


Registrant's telephone number, including area code:  (405) 372-2230


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

                                   3,770,764
                                   ---------



                                    1 of 19

                            SOUTHWEST BANCORP, INC.

                              INDEX TO FORM 10-Q

                                                                                   Page No.
                                                                                   --------
PART I.  FINANCIAL INFORMATION

     ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              Unaudited Consolidated Statements of Financial Condition at
                June 30, 1997 and December 31, 1996                                    3

              Unaudited Consolidated Statements of Operations for the
                three and six months ended June 30, 1997 and 1996                      4

              Unaudited Consolidated Statements of Shareholders' Equity for the
                six months ended June 30, 1997 and 1996                                5

              Unaudited Consolidated Statements of Cash Flows for the
                six months ended June 30, 1997 and 1996                                6

              Notes to Unaudited Consolidated Financial Statements                     7

              Average Balances, Yields and Rates                                      11

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                                     12

PART II.  OTHER INFORMATION                                                           18

SIGNATURES                                                                            19

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share data)

                                                                             JUNE 30,                    DECEMBER 31,
                                                                               1997                          1996
                                                                         -----------------            -----------------
ASSETS
Cash and due from banks                                                      $ 31,271                     $ 22,914
Federal funds sold                                                              4,000                           -
                                                                             --------                     --------
        Cash and cash equivalents                                              35,271                       22,914
Investment securities:
        Held to maturity, approximate fair value
          of $87,105 (1997) and $83,963 (1996)                                 86,780                       83,589
        Available for sale, approximate amortized
          cost of $91,390 (1997) and $63,419 (1996)                            91,903                       63,762
Loans receivable, net of allowance for loan losses
  of $8,669 (1997) and $7,139 (1996)                                          703,225                      637,507
Accrued interest receivable                                                     9,052                        7,400
Premises and equipment, net                                                    12,993                        9,649
Other assets                                                                    8,748                        4,296
                                                                             --------                     --------
                Total assets                                                 $947,972                     $829,117
                                                                             ========                     ========

LIABILITIES & SHAREHOLDERS' EQUITY
Deposits:
        Noninterest-bearing demand                                           $ 94,046                     $ 83,729
        Interest-bearing demand                                                42,232                       34,309
        Money market accounts                                                  89,149                       86,910
        Savings accounts                                                        4,013                        4,086
        Time deposits                                                         617,852                      544,911
                                                                             --------                     --------
                Total deposits                                                847,292                      753,945
                                                                             --------                     --------
Income taxes payable                                                               -                           187
Accrued interest payable                                                        6,111                        5,061
Other liabilities                                                               3,357                        4,892
Long-term debt:
        Guaranteed preferred beneficial interests
          in the Company's subordinated debentures                             25,013                           -
                                                                             --------                     --------
                        Total liabilities                                     881,773                      764,085
                                                                             --------                     --------

Commitments and contingencies                                                      -                            -
Shareholders' equity:
        Serial preferred stock -
          Series A, 9.20% Redeemable, Cumulative Preferred
            Stock; $1 par value; 1,000,000 shares authorized;
            liquidation value $17,250,000; 690,000 shares
            issued and outstanding                                                690                          690
          Series B, $1 par value; 1,000,000 shares authorized;
            none issued                                                            -                            -
        Common stock - $1 par value; 10,000,000 shares
            authorized; issued and outstanding 3,768,969 (1997)
            and 3,764,216 (1996)                                                3,769                        3,764
        Capital surplus                                                        24,426                       24,332
        Retained earnings                                                      37,007                       36,041
        Unrealized gain/(loss) on investment securities
          available for sale, net of tax                                          307                          205
                                                                             --------                     --------
                        Total shareholders' equity                             66,199                       65,032
                                                                             --------                     --------
                        Total liabilities & shareholders' equity             $947,972                     $829,117
                                                                             ========                     ========

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)

                                                                 FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,                   ENDED JUNE 30,
                                                               1997             1996            1997              1996
                                                            ----------       ----------       ----------       ----------
Interest income:
    Interest and fees on loans                              $   16,291       $   13,271       $   31,807       $   26,103
    Investment securities:
      U.S. Government and agency obligations                     2,061            1,651            3,803            3,291
      State and political subdivisions                             135              146              271              286
      Mortgage-backed securities                                   312              391              673              781
      Other securities                                              15               19               30               32
    Federal funds sold                                             189              144              270              218
                                                            ----------       ----------       ----------       ----------
      Total interest income                                     19,003           15,622           36,854           30,711

Interest expense:
    Interest-bearing demand                                        219              206              428              409
    Money market accounts                                          938              745            1,857            1,418
    Savings accounts                                                25               30               50               60
    Time deposits                                                8,843            6,775           16,879           13,397
    Short-term borrowings                                           21               13               91               71
    Long-term debt                                                 174               -               174               -
                                                            ----------       ----------       ----------       ----------
      Total interest expense                                    10,220            7,769           19,479           15,355
                                                            ----------       ----------       ----------       ----------

Net interest income                                              8,783            7,853           17,375           15,356
    Provision for loan losses                                      801              775            3,802            1,650
                                                            ----------       ----------       ----------       ----------
Net interest income after provision for loan losses              7,982            7,078           13,573           13,706


Other Income:
    Service charges and fees                                       788              720            1,540            1,428
    Credit cards                                                   180              233              373              440
    Other noninterest income                                       215              101              358              218
    Gain on sales of  loans receivable                             379              375              705              823
    Gain/(loss) on sales of investment securities                   -                49               -               171
                                                            ----------       ----------       ----------       ----------
      Total other income                                         1,562            1,478            2,976            3,080


Other expenses:
    Salaries and employee benefits                               3,561            3,006            7,048            5,834
    Occupancy                                                    1,180              866            2,223            1,625
    FDIC and other insurance                                        66              153              129              285
    Credit cards                                                    82               60              158              164
    General and administrative                                   1,695            1,380            3,385            2,776
                                                            ----------       ----------       ----------       ----------
      Total other expenses                                       6,584            5,465           12,943           10,684
                                                            ----------       ----------       ----------       ----------
Income before taxes                                              2,960            3,091            3,606            6,102
    Taxes on income                                              1,057            1,115            1,243            2,194
                                                            ----------       ----------       ----------       ----------

Net income                                                  $    1,903       $    1,976       $    2,363       $    3,908
                                                            ==========       ==========       ==========       ==========
Net income available to common shareholders                 $    1,506       $    1,579       $    1,569       $    3,114
                                                            ==========       ==========       ==========       ==========
Earnings  per common share                                  $     0.40       $     0.42       $     0.42       $     0.83
                                                            ==========       ==========       ==========       ==========
Weighted average common shares outstanding                   3,768,662        3,759,198        3,767,423        3,758,029
                                                            ==========       ==========       ==========       ==========

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands except share data)

                                                                                                              UNREALIZED
                                                                                                              GAIN (LOSS)   TOTAL
                                                                                                             ON AVAILABLE   SHARE-
                                          PREFERRED STOCK           COMMON STOCK        CAPITAL     RETAINED   FOR SALE    HOLDERS'
                                        SHARES     AMOUNT       SHARES       AMOUNT     SURPLUS     EARNINGS  SECURITIES    EQUITY
                                        -------    ------     ---------     -------     --------    --------  ----------   --------
Balance, January 1, 1996                690,000     $ 690     3,755,228     $ 3,755     $ 24,171    $ 31,129     $  612    $ 60,357

Cash dividends paid:
    Preferred, $1.15 per share               -         -             -           -            -         (794)        -         (794)
    Common, $0.07 per share                  -         -             -           -            -         (263)        -         (263)
Cash dividends declared:
    Common, $0.07 per share                  -         -             -           -            -         (262)        -         (262)
Common stock issued:
    Employee Stock Purchase
       Plan                                  -         -          1,633           2           29          -          -           31
    Dividend Reinvestment Plan               -         -          2,631           2           45          -          -           47
Change in unrealized gain
    (loss) on available for sale
    securities, net of tax                   -         -             -           -            -                    (862)       (862)
Net income                                   -         -             -           -            -        3,908         -        3,908
                                        -------     -----     ---------     -------     --------    --------     ------    --------
Balance, June 30, 1996                  690,000     $ 690     3,759,492     $ 3,759     $ 24,245    $ 33,718     $ (250)   $ 62,162
                                        =======     =====     =========     =======     ========    ========     ======    ========


Balance, January 1, 1997                690,000     $ 690     3,764,216     $ 3,764     $ 24,332    $ 36,041     $  205    $ 65,032

Cash dividends paid:
    Preferred, $1.15 per share               -         -             -           -            -         (794)        -         (794)
    Common, $0.08 per share                  -         -             -           -            -         (301)        -         (301)
Cash dividends declared:
    Common, $0.08 per share                  -         -             -           -            -         (302)        -         (302)
Common stock issued:
    Employee Stock Purchase
       Plan                                  -         -          1,877           2           38          -          -           40
    Dividend Reinvestment Plan               -         -          2,876           3           56          -          -           59
Change in unrealized gain
    (loss) on available for sale
    securities, net of tax                   -         -             -           -            -                     102         102
Net income                                   -         -             -           -            -        2,363         -        2,363
                                        -------     -----     ---------     -------     --------    --------     ------    --------
Balance, June 30, 1997                  690,000     $ 690     3,768,969     $ 3,769     $ 24,426    $ 37,007     $  307    $ 66,199
                                        =======     =====     =========     =======     ========    ========     ======    ========

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                              FOR THE SIX MONTHS
                                                                                ENDED JUNE 30,
                                                                           1997                1996
                                                                         ---------          ----------
Operating activities:
    Net income                                                           $   2,363           $  3,908
    Adjustments to reconcile net income to net
      cash provided from operating activities:
         Provision for loan losses                                           3,802              1,650
         Depreciation and amortization expense                                 768                584
         Amortization of premiums and accretion of
            discount on securities, net                                         85                122
         Amortization of intangibles                                            97                 64
         (Gain) Loss on sales of securities                                      -               (171)
         (Gain) Loss on sales of loans receivable                             (705)              (823)
         (Gain) Loss on sales of premises/equipment                            (22)               (10)
         (Gain) Loss on other real estate owned, net                             2                 (2)
         Proceeds from sales of residential mortgage loans                  32,734             26,837
         Residential mortgage loans originated for resale                  (30,513)           (36,045)
    Changes in assets and liabilities:
      Accrued interest receivable                                           (1,652)              (287)
      Other assets                                                          (4,063)              (734)
      Income taxes payable                                                    (187)              (168)
      Accrued interest payable                                               1,050                (50)
      Other liabilities                                                     (1,779)            (8,705)
                                                                           -------           --------
         Net cash (used in) provided from operating activities               1,980            (13,830)
                                                                           -------           --------
Investing activities:
    Proceeds from principal repayments and maturities:
      Held to maturity securities                                            7,860             14,824
      Available for sale securities                                          7,382             17,377
    Purchases of held to maturity securities                               (11,150)           (21,848)
    Purchases of available for sale securities                             (35,339)            (6,303)
    Loans originated and principal repayments, net                         (92,926)           (54,968)
    Proceeds from sales of guaranteed student loans                         21,522             17,235
    Purchases of premises and equipment                                     (4,180)            (2,191)
    Proceeds from sales of premises and equipment                               90                 24
    Proceeds from sales of other real estate                                    17                 79
                                                                           -------           --------
         Net cash (used in) provided from investing activities            (106,724)           (35,771)
                                                                           -------           --------
Financing activities:
    Net increase in deposits                                                93,347             69,307
    Net proceeds from issuance of common stock                                  99                 78
    Proceeds from issuance of subordinated debentures                       25,013                  -
    Common stock dividends paid                                               (564)              (488)
    Preferred stock dividends paid                                            (794)              (794)
          Net cash provided from financing activities                      117,101             68,103
                                                                           -------           --------
Net increase (decrease) in cash and cash equivalents                        12,357             18,502
                                                                           -------           --------
Cash and cash equivalents,
    Beginning of period                                                     22,914             20,789
                                                                           -------           --------
    End of period                                                        $  35,271           $ 39,291
                                                                         =========           ========

                            SOUTHWEST BANCORP, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. However, the financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation. The results of operations and cash flows for the six months ended June 30, 1997 and 1996 should not be considered indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE 2:  PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Southwest Bancorp, Inc. (the Company) and its wholly owned subsidiaries, The Stillwater National Bank and Trust Company (the Bank) and SBI Capital Trust (SBI Capital). All significant intercompany transactions and balances have been eliminated in consolidation.


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

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. In addition, SFAS No. 130 requires the Company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately in the shareholders' equity section of the statement of financial condition. The Company will adopt SFAS No. 130 on January 1, 1998 as required.

Also in June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes reporting standards for public companies concerning annual and interim financial statements of their operating segments. Operating segments are components of a company about which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and assess performance. The Standard sets criteria for reporting disclosures about a company's products and services, geographic areas and major customers. The Company will adopt SFAS No. 131 on January 1, 1998 as required.


NOTE 5:  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is shown below for the indicated periods.

                                                      For the six          For the
                                                     months ended         year ended
                                                     June 30, 1997     December 31, 1996
                                                    --------------     -----------------
                                                            (Dollars in thousands)
Balance at beginning of period                            $  7,139              $  5,813
Loans charged-off:
   Real estate mortgage                                        123                   148
   Real estate construction                                      -                     -
   Commercial                                                1,821                 1,064
   Installment and consumer                                    591                 1,089
                                                    --------------     -----------------

               Total charge-offs                             2,535                 2,301
Recoveries:
   Real estate mortgage                                         56                    25
   Real estate construction                                      -                     -
   Commercial                                                  126                   288
   Installment and consumer                                     81                   214
                                                    --------------     -----------------
               Total recoveries                                263                   527
                                                    --------------     -----------------

Net loans charged-off                                        2,272                 1,774
Provision for loan losses                                    3,802                 3,100
                                                    --------------     -----------------
Balance at end of period                                  $  8,669              $  7,139
                                                    ==============     =================
Loans outstanding:
   Average                                                $682,539             $ 580,590
   End of period                                           711,894               644,646
Net charge-offs to total average loans (annualized)           0.67%                 0.31%
Allowance for loan losses to total loans                      1.22%                 1.11%

Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.

                                                                As of                  As of
                                                            June 30, 1997        December 31, 1996
                                                            -------------        -----------------
                                                                    (Dollars in thousands)
Nonaccrual loans (1)                                          $  5,942              $  4,635
Past due 90 days or more (2)                                     3,960                 1,437
Restructured terms                                                 560                   577
                                                              --------              --------
   Total nonperforming loans                                    10,462                 6,649
Other real estate owned                                            413                    64
                                                              --------              --------
   Total nonperforming assets                                 $ 10,875              $  6,713
                                                              ========              ========

Nonperforming loans to loans receivable                           1.47%                 1.03%
Allowance for loan losses to nonperforming loans                 82.86%               107.37%
Nonperforming assets to loans receivable and
   other real estate owned                                        1.53%                 1.04%

------------
(1) The government-guaranteed portion of loans included in these totals was $0
    (1997) and $344 (1996).
(2) The government-guaranteed portion of loans included in these totals was $657
    (1997) and $0 (1996).

The allowance for loan losses is a valuation reserve established by management in an amount it deems adequate to provide for losses in the loan portfolio. Management assesses the adequacy of the allowance for loan losses based upon a number of factors including, among others, analytical reviews of loan loss experience in relationship to outstanding loans and commitments; unfunded loan commitments; problem and nonperforming loans and other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; use of appraisals to estimate the value of collateral; and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. The allowance for loan losses is increased by provisions for loan losses charged to expense. Charge-offs of loan amounts determined by management to be uncollectible or impaired decrease the allowance and recoveries of previous charge-offs, if any, are added to the allowance. Management believes that the allowance for loan losses was adequate at December 31, 1996 and June 30, 1997. The amount of the allowance deemed appropriate by management, and the levels of loan charge-offs and nonperforming loans, are affected by changing economic conditions and economic prospects and the financial position of borrowers. At any time, there are loans included in the portfolio that will result in losses to the Company, but that have not been identified as nonperforming or potential problem loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in nonperforming assets, and lead to a material increase in charge-offs and the provision for loan losses. Since problems with commercial and commercial real estate loans do not necessarily appear early in their lives, the Company may experience increased levels of nonperforming loans and loan charge-offs as the relatively large volume of recently originated loans mature. In addition, the Comptroller of the Currency ("OCC"), as an integral part of its examination process, periodically reviews the Bank's allowance for loan losses, and may require the Bank to recognize additions to the allowance based upon judgments of OCC examiners about information available to them at the time of their examination.

NOTE 6:  LOANS RECEIVABLE

The Bank extends commercial and consumer credit primarily to customers in the State of Oklahoma which subjects the loan portfolio to the general economic conditions within this area. At June 30, 1997 and December 31, 1996, substantially all of the Bank's loans, except for credit cards, are collateralized with real estate, inventory, accounts receivable and/or other assets, or are guaranteed by agencies of the United States Government.

At June 30, 1997, loans to individuals and businesses in the healthcare industry totaled approximately $81.9 million, or 12% of total loans. The loan portfolio also includes $23.7 million, or 3% of total loans, in hotel/motel loans, $24.0 million, or 3% of total loans, in residential construction loans and $15.9 million, or 2% of total loans, in restaurant loans. In the event of total nonperformance by the borrowers, the Company's accounting loss would be limited to the recorded investment in the loans receivable reduced by proceeds received from disposition of the related collateral.

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $5.9 million at June 30, 1997. During the first six months of 1997, $20,000 in interest income was received on nonaccruing loans. If interest on those loans had been accrued, total interest income of $228,000 would have been recorded.

Those performing loans considered potential problem loans, as defined and identified by management, amounted to approximately $19.7 million at June 30, 1997, compared to $23.0 million at December 31, 1996. Although these are loans where known information about the borrowers' possible credit problems cause management to have doubts as to their ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. The Company's loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances. The deterioration of one or a few of such loans may cause a significant increase in potential problem loans or in nonperforming loans.


NOTE 7:  LONG-TERM DEBT

On June 4, 1997, SBI Capital Trust, a newly-formed subsidiary of the Company, issued 1,000,500 of its 9.30% Cumulative Trust Preferred Securities (the "Preferred Securities") in an underwritten public offering for an aggregate price of $25,012,500. Proceeds of the Preferred Securities were invested in the 9.30% Subordinated Debentures (the "Subordinated Debentures") of the Company. After deducting underwriter's compensation and other expenses of the offering, the net proceeds are available to the Company to increase capital and for general corporate purposes, including use in the Bank's lending and investment activities, and, after September 1, 1998, possible redemption, in whole or in part, of the Company's 9.20% Redeemable Cumulative Preferred Stock, Series A (the "Series A Preferred Stock"). Unlike interest payments on the Subordinated Debentures, dividends paid on the Series A Preferred Stock are not deductible for federal income tax purposes.

The Preferred Securities and the Subordinated Debentures each mature on July 31, 2027. If certain conditions are met, the maturity dates of the Preferred Securities and the Subordinated Debentures may be shortened to a date not earlier than July 21, 2002, or extended to a date not later than July 31, 2036. The Preferred Securities and the Subordinated Debentures also may be redeemed prior to maturity if certain events occur. The Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debentures at maturity or their earlier redemption. The Company also has the right, if certain conditions are met, to defer payment of interest on the Subordinated Debentures, which would result in a deferral of dividend payments on the Preferred Securities, at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period.

The Company and SBI Capital believe that, taken together, the obligations of the Company under the Preferred Securities Guarantee Agreement, the Amended and Restated Trust Agreement, the Subordinated Debentures, the Indenture and the Agreement As To Expenses and Liabilities, entered into in connection with the offering of the Preferred Securities and the Subordinated Debentures, in the aggregate constitute a full and unconditional guarantee by the Company of the obligations of SBI Capital under the Preferred Securities.

SBI Capital Trust is a Delaware business trust created for the purpose of issuing the Preferred Securities and purchasing the Subordinated Debentures, which are its sole assets. The Company owns all of the 30,960 outstanding common securities, liquidation value $25, (the "Common Securities") of SBI Capital Trust.

The Company believes that the Preferred Securities meet the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Preferred Securities and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital.

For accounting purposes, the Preferred Securities and the Common Securities are presented on the Consolidated Statements of Financial Condition as a separate category of long-term debt entitled "Guaranteed Preferred Beneficial Interests in the Company's Subordinated Debentures".


SOUTHWEST BANCORP, INC.
AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands except share data)

                                                              For the six months ended June 30,
                                                                1997                     1996
                                                     -------------------------------------------------
                                                        Average     Average      Average     Average
                                                        Balance    Yield/Rate    Balance    Yield/Rate
                                                     -------------------------------------------------
Assets:
       Loans receivable                                 $682,539         9.40%   $547,156         9.59%
       Investment securities                             155,734         6.19     144,555         6.11
       Other interest-earning assets                       9,974         5.46       8,239         5.32
                                                       ---------                ---------
           Total interest-earning assets                 848,247         8.76     699,950         8.82
       Noninterest-earning assets                         44,933                   33,699
                                                       ---------                ---------
           Total assets                                 $893,180                 $733,649
                                                       =========                =========

Liabilities and shareholders' equity:
       NOW accounts                                     $ 37,177         2.32%   $ 35,171         2.34%
       Money market accounts                              90,297         4.15      78,045         3.65
       Savings accounts                                    4,017         2.51       4,825         2.50
       Time deposits                                     595,690         5.71     467,217         5.77
                                                       ---------                ---------
           Total interest-bearing deposits               727,181         5.33     585,258         5.25
       Short-term borrowings                               3,166         5.80       2,592         5.51
       Long-term debt                                      3,731         9.30           -            -
                                                       ---------                ---------
           Total interest-bearing liabilities            734,078         5.35     587,850         5.25
       Demand deposits                                    84,581                   78,984
       Other noninterest-bearing liabilities               9,462                    5,636
       Shareholders' equity                               65,059                   61,179
                                                       ---------                ---------
           Total liabilities and shareholders' equity   $893,180                 $733,649
                                                       =========               ==========

       Interest rate spread                                              3.41%                    3.57%
                                                                    =========                =========
       Net interest margin                                               4.13%                    4.41%
                                                                    =========                =========
       Ratio of average interest-earning assets
           to average interest-bearing liabilities        115.55%                  119.07%
                                                       =========                 ========

                                      11

                            SOUTHWEST BANCORP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements. Portions of this Management's Discussion and Analysis contain forward-looking statements, including statements of goals, intentions, and expectations, regarding or based upon general economic conditions, interest rates, developments in national and local markets, and other matters, which, by their nature, are subject to significant uncertainties. Because of these uncertainties and the assumptions on which statements in this report are based, the actual future results may differ materially from those indicated in this report. Past results also are not necessarily indicative of future performance.


FINANCIAL CONDITION

The Company's total assets increased by $118.9 million, or 14%, from $829.1 million at December 31, 1996 to $948.0 million at June 30, 1997.

Loans were $711.9 million at June 30, 1997, an increase of $67.3 million, or 10%, compared to December 31, 1996. The Company experienced increases in the categories of commercial mortgages ($24.0 million, or 12%), commercial loans ($20.7 million, or 9%), real estate construction loans ($11.0 million, or 20%), other consumer loans ($5.1 million, or 16%), and residential mortgages ($9.5 million, or 16%). These increases were offset by a reduction in government-guaranteed student loans ($1.3 million, or 2%), and a $1.7 million, or 8% reduction in credit card loans, which ended the quarter with total outstandings of $19.1 million. See "Recent Development". The allowance for loan losses
increased by $1.5 million, or 21%, from December 31, 1996 to June 30, 1997.   At
June 30, 1997, the allowance for loan losses was $8.7 million, or 1.22% of total loans, compared to $7.1 million, or 1.11% of total loans, at December 31, 1996.

Investment securities were $178.7 at June 30, 1997, an increase of $31.3 million, or 21%, compared to December 31, 1996.

Premises and equipment increased by $3.3 million primarily due to the acquisition of land for a new Tulsa Banking Center at 15th and Utica to be opened in late 1998.

The Company's deposits increased by $93.4 million, or 12%, from $753.9 million at December 31, 1996 to $847.3 million at June 30, 1997. This increase occurred primarily in time deposits, which increased by $72.9 million, or 13%. Interest-bearing demand deposits and money market accounts increased by $7.9 million, or 23%, and $2.2 million, or 3%, respectively, from December 31, 1996 to June 30, 1997.

Shareholders' equity increased by $1.2 million, or 2%, due primarily to earnings for the first six months of 1997, net of dividends declared on common and preferred stock, and a $102,000 increase attributable to a change in the unrealized gain/loss, net of taxes, on investment securities available for sale.


RESULTS OF OPERATIONS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

NET INCOME

For the first six months of 1997, the Company recorded net income of $2.4 million, 40% less than the $3.9 million recorded for the first six months of 1996. Net income available to common shareholders, after deduction of dividends on preferred stock, was $1.6 million ($0.42 per share), compared with $3.1 million ($0.83 per share) for the first six months of 1996. The substantial decrease in quarterly earnings was primarily the result of a $2.1 million increase in the provision for loan losses. Average common shares outstanding were 3,767,423 and 3,758,029, respectively.

During the first quarter of 1997, the Company received information regarding events that adversely affected a borrower's ability to fully repay its commercial loan, which had a carrying amount of $1.9 million. As a result of this event, and management's regular evaluation of the adequacy of the allowance for loan losses relative to other loans in the portfolio, the Company recorded a provision for loan losses of $3.0 million for the first quarter of 1997, compared with a provision of $875,000 for the first quarter of 1996. See "Provision for loan losses". For the second quarter of 1997, the provision for loan losses was $801,000, compared to $775,000 for the second quarter of 1996, an increase of 3%.

Net interest income increased $2.1 million, or 13%, for the first six months of 1997 compared to the same period in 1996. This increase in net interest income, as well as a $951,000, or 43%, reduction in taxes, partially offset the $2.1 million, or 130%, increase in provision for loan losses, a $2.3 million, or 21%, increase in other expenses and a $104,000, or 3% reduction in other income. For the first six months of 1997, the return on average total equity was 7.32% and the return on average common equity was 6.62% compared to a 12.85% return on average total equity and a 14.27% return on average common equity for the first six months of 1996.

NET INTEREST INCOME

Net interest income increased to $17.4 million for the first six months of 1997 from $15.3 million for the same period in 1996 as continued growth in the loan portfolio enabled the Company to post a $6.2 million increase in interest income that exceeded the $4.1 million increase in interest expense during the period. Yields on the Company's interest-earning assets declined by 6 basis point, and the rates paid on the Company's interest-bearing liabilities increased by 10 basis point, resulting in an reduction in the interest rate spread to 3.41% for the first six months of 1997 from 3.57% for the first six months of 1996. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 115.55% for the first six months of 1997 from 119.07% for the first six months of 1996, as a substantial portion of the increase in loans was funded by time deposits.

Total interest income for the first six months of 1997 was $36.9 million, up 20% from $30.7 million during the same period in 1996. The principal factor providing greater interest income was the $135.4 million, or 25%, increase in the volume of average loans outstanding. The Company's loan yields declined to 9.40% for the first six months of 1997 from 9.59% in 1996. During the same period, the Company's yield on investment securities increased to 6.19% from 6.11%.

Total interest expense for the first six months of 1997 was $19.5 million, an increase of 27% from $15.4 million for the same period in 1996. The increase in total interest expense can be attributed to an increase in average interest-bearing liabilities of $146.2 million, or 25%. During the same period, the rates paid on average interest-bearing liabilities increased to 5.35% from 5.25%, as a 6 basis point decline in the average rate paid on time deposits (to 5.71%) was more than offset by a 50 basis point increase (to 4.15%) in the average rate paid on money market accounts. The issuance of the Subordinated Debentures on June 4, 1997 had a minimal effect on interest expense for the first half of the year.

OTHER INCOME

Other income declined by $104,000 for the first six months of 1997 compared to the first six months of 1996 primarily as a result of the $171,000 reduction in gains on sales of investment securities A gain on sale of investment securities occurred during the first quarter of 1996 when $4.6 million in Agency securities classified as "held to maturity" and $7.7 million in Agency securities classified as "available for sale", originally purchased at a discount, were called prior to their stated maturity date. No securities were sold or called during the first six months of 1997.

OTHER EXPENSES

The Company's other expenses increased $2.3 million for the first six months of 1997 compared to the first six months of 1996. This increase was primarily the result of an increase in salaries and employee benefits, which increased $1.2 million as a result of a 16% increase in staffing. The increase in staffing is related to the expansion of the Company's asset and deposit bases. In addition, general and administrative expense increased $609,000 and occupancy expense increased $598,000 compared to 1996. The increase in occupancy expense was due primarily to the leasing of additional office space and the depreciation on furniture and equipment purchased to furnish those new offices. These increases were partially offset by reductions in both FDIC and other insurance and credit card expenses.


FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

NET INCOME

For the second quarter of 1997, the Company recorded net income of $1.9 million, 4% less than the $2.0 million recorded for the second quarter of 1996. Net income available to common shareholders, after deduction of dividends on preferred stock, was $1.5 million ($0.40 per share), compared with $1.6 million ($0.42 per share) for the second quarter of 1996. Average common shares outstanding were 3,768,662 and 3,759,198, respectively.

Net interest income increased $930,000, or 12%, for the second quarter of 1997 compared to the same period in 1996. This increase in net interest income, as well as an $84,000, or 6%, increase in other income and a $58,000, or 5%, reduction in taxes, partially offset the $26,000, or 3%, increase in provision for loan losses, and a $1.1 million, or 20%, increase in other expenses. For the second quarter of 1997, the return on average total equity was 11.76% and the return on average common equity was 12.69% compared to a 12.92% return on average total equity and a 14.36% return on average common equity for the second quarter of 1996.

NET INTEREST INCOME

Net interest income increased to $8.8 million for the second quarter of 1997 from $7.9 million for the same period in 1996 as continued growth in the loan portfolio enabled the Company to post a $3.4 million increase in interest income that exceeded the $2.4 million increase in interest expense during the period. Yields on the Company's interest-earning assets declined by 11 basis points, and the rates paid on the Company's interest-bearing liabilities increased by 18 basis points, resulting in an reduction in the interest rate spread to 3.34% for the second quarter of 1997 from 3.63% for the second quarter of 1996. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 114.72% for the second quarter of 1997 from 118.39% for the second quarter of 1996, as a substantial portion of the increase in loans was funded by time deposits.

Total interest income for the second quarter of 1997 was $19.0 million, up 22% from $15.6 million during the same period in 1996. The principal factor providing greater interest income was the $141.8 million, or 26%, increase in the volume of average loans outstanding. The Company's loan yields declined to 9.39% for the second quarter of 1997 from 9.64% in 1996. During the same period, the Company's yield on investment securities increased to 6.18% from 6.09%.

Total interest expense for the second quarter of 1997 was $10.2 million, an increase of 32% from $7.8 million for the same period in 1996. The increase in total interest expense can be attributed to an increase in average interest-bearing liabilities of $160.9 million, or 27%. During the same period, the rates paid on average interest-bearing liabilities increased to 5.39% from 5.21%, as a 5 basis point decline in the average rate paid on time deposits (to 5.72%) was more than offset by a 35 basis point increase (to 4.15%) in the average rate paid on money market accounts.

OTHER INCOME

Other income increased by $84,000 for the second quarter of 1997 compared to the second quarter of 1996 primarily as a result of a $109,000 increase in originated mortgage servicing rights.

OTHER EXPENSES

The Company's other expenses increased $1.1 million for the second quarter of 1997 compared to the second quarter of 1996. This increase was primarily the result of an increase in salaries and employee benefits, which increased $555,000 as a result of a 16% increase in staffing. The increase in staffing is related to the expansion of the Company's asset and deposit bases. In addition, general and administrative expense increased $316,000 and occupancy expense increased $314,000 compared to 1996. The increase in occupancy expense was due primarily to the leasing of additional office space and the depreciation on furniture and equipment purchased to furnish those new offices. These increases were offset by a reduction in FDIC and other insurance.


                           *   *   *   *   *   *   *


PROVISION FOR LOAN LOSSES

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The adequacy of the allowance for loan losses is determined by management based upon a number of factors including, among others, analytical reviews of loan loss experience in relationship to outstanding loans and commitments; unfunded loan commitments; problem and nonperforming loans and other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; use of appraisals to estimate the value of collateral; and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Changes in the allowance may occur because of changing economic conditions, and economic prospects or the financial position of borrowers.
Based upon this review, management established an allowance of $8.7 million, or 1.22% of total loans, at June 30, 1997 compared to an allowance of $7.1 million, or 1.11% of total loans at December 31, 1996. During the first six months of 1997 and 1996, the provisions for loan losses were $3.8 million and $1.7 million, respectively.

In establishing the level of the allowance for June 30, 1997, management considered a number of factors that tend to indicate a potential need for an increased allowance level, including the increased risk inherent in the amount and percentage to total loans attributable to commercial and commercial real estate loans, which are viewed as entailing greater risk than certain other categories of loans, recent charge-off history, and the increased levels of large loans and of identified nonperforming loans at June 30, 1997, versus December 31, 1996. At June 30, 1997, total nonperforming loans were $10.5 million, or 1.47% of total loans, compared to $6.6 million, or 1.03% of total loans, at December 31, 1996. Management also considered other factors, including the levels of types of credits, such as residential mortgage loans, deemed to be of relatively low risk, that tended to indicate the potential need for a lower allowance. The Company determined the level of the allowance for loan losses at June 30, 1997 was appropriate, as a result of balancing these and other factors it deemed relevant to the adequacy of the allowance. Management conducted a similar analysis in order to determine the appropriate allowance as of June 30, 1996 and December 31, 1996.

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

TAXES ON INCOME

The Company's income tax expense for the first six months of 1997 and 1996 was $1.2 million and $2.2 million, respectively. The Company's income tax expense for the second quarters of 1997 and 1996 was $1.1 million. The Company's effective tax rates have been lower than the 34% Federal and 6% State statutory rates primarily because of tax-exempt income on municipal obligations and loans.


                           *   *   *   *   *   *   *


LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans. The Company's portfolio of government-guaranteed student loans and SBA loans are also readily salable. Additional sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit less than $100,000 were 83% and 84% of total deposits at June 30, 1997 and 1996, respectively.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchases and borrowings from the Federal Reserve Bank. The Bank has approved federal funds purchase lines with three other banks. The Bank also carries interest-bearing demand notes issued by the Bank to the U.S. Treasury as a participant in the Treasury Tax and Loan note program. In addition, the Bank has available a $35.0 million line of credit from the Student Loan Marketing Association (SLMA). Borrowings under the SLMA line would be secured by student loans. During the first quarters of 1997 and 1996, no category of borrowings averaged more than 30% of ending shareholders' equity.

Cash and cash equivalents, during the first six months of 1997, increased by $12.4 million. The increase was the result of cash generated from financing activities (primarily increased deposits and the issuance of Subordinated Debentures) of $117.1 million and operating activities of $2.0 million offset by $106.7 million in cash used in investing activities.

During the first six months of 1996, cash and cash equivalents increased by $18.5 million. This increase was the result of cash generated from financing activities (primarily increased deposits) of $68.1 million offset by $13.8 million in cash used in operating activities and $35.8 million in cash used in investing activities.


CAPITAL RESOURCES

During the second quarter of 1997, SBI Capital Trust (SBI Capital), a statutory business trust and subsidiary of the Company sold 1,000,500 Preferred Securities, having a liquidation amount of $25 per security, for a total price of $25,012,500. The distributions payable on the preferred securities are based on a 9.30% fixed annual rate. All accounts of SBI Capital are included in the consolidated financial statements of the Company.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (FRB). The Company believes that the Preferred Securities meet the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Preferred Securities and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital.

On June 30, 1997, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.79%, a Tier I risk-based capital ratio of 9.10%, and a leverage ratio of 7.09%.. As of June 30, 1997, the Bank also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action provisions of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

The Company declared a dividend of $.08 per common share payable on July 1, 1997 to shareholders of record as of June 17, 1997. In April 1997, the Company declared a dividend of $.575 per preferred share payable on June 2, 1997 to shareholders of record as of May 19, 1997.


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


RECENT DEVELOPMENT

During the third quarter of 1997, the Company announced that the Bank is negotiating the terms of a possible sale of all or a substantial portion of its existing credit card portfolio at a premium before taxes, but net of other, related expenses, that is preliminarily estimated to range from $3.0 million to $4.5 million. Any such sale is subject to negotiation of a definitive agreement and the completion of a due diligence review by the potential acquirer, among other things. The Company anticipates that, subject to satisfaction of those conditions, such a sale would be completed during 1997. It is expected that any agreement for sale would allow the Bank to maintain relationships with its credit card customers.

PART II - OTHER INFORMATION


Item 1.   Legal proceedings
          None

Item 2.   Changes in securities
          None

Item 3.   Defaults upon senior securities
          None

Item 4.   Submission of matters to a vote of security holders

          At the Company's annual shareholders' meeting, held on April 24, 1997, the shareholders of the Company elected five Directors with terms expiring at the 2000 annual shareholders' meeting. The Directors elected and the shareholder vote in the election of each director was as follows:


                                   For       Withheld
                                ---------    --------
           George M. Berry      3,150,568       500
           Joyce P. Berry       3,150,368       700
           Joe Berry Cannon     3,114,318       500
           Robert B. Rodgers    3,127,935       500
           Paul C. Wise         3,150,056       700

          Other Directors continuing in office are Thomas D. Berry, W. Haskell Cudd, David P. Lambert, Linford R. Pitts, J. Berry Harrison, Erd M. Johnson, Robert L. McCormick, Jr., Lee A. Wise, and James B. Wise, MD.

Item 5.   Other information
          None

Item 6.   Exhibits and reports on Form 8-K
          (a) Exhibits.
                Exhibit
                Number    Description
                ------    -----------
                 4.2      Form of Debenture
                 4.3      Agreement As To Expenses and Liabilities
                 4.4      Preferred Securities Guarantee Agreement
                 4.5      Indenture
                 4.6      Amended and Restated Trust Agreement
                 27       Financial Data Schedule (EDGAR only)

          (b) Reports on Form 8-K.
                Date                    Item Reported
                ----                    -------------
                April 2, 1997           Item 5.  The Company confirmed its
                                                 previously announced, expected
                                                 decline in earnings for the
                                                 first quarter of 1997.

                July 2, 1997            Item 5.  The Company announced the
                                                 potential sale of all or a
                                                 substantial portion of the
                                                 Bank's credit card portfolio.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTHWEST BANCORP, INC.
(Registrant)



By: /s/ Robert L. McCormick, Jr.                  August 5, 1997
    ------------------------------                --------------
    Robert L. McCormick, Jr.                      Date
    President
    (Principal Executive Officer)



By: /s/ Kerby E. Crowell                          August 5, 1997
    ------------------------------                --------------
    Kerby E. Crowell                              Date
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial and Accounting Officer)