Form 10-Q
period 1997-09-30
SOUTHWEST BANCORP INC
filed 1997-11-10
CIK 914374

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                     -------------------------------------


                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1997.

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from            to
                                           ----------    ----------

                       Commission File Number   0-23064


                            SOUTHWEST BANCORP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Oklahoma                                         #73-1136584
-------------------------------                        ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification Number)


       608 South Main Street
       Stillwater, Oklahoma                                   74074
---------------------------------------                     ----------
(Address of principal executive office)                     (Zip Code)


Registrant's telephone number, including area code:  (405) 372-2230


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                        [X] YES         [_] NO

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   3,785,796
                                   ---------



                                    1 of 19

                            SOUTHWEST BANCORP, INC.

                              INDEX TO FORM 10-Q

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

      ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              Unaudited Consolidated Statements of Financial Condition
              at September 30, 1997 and December 31, 1996                  3

              Unaudited Consolidated Statements of Operations for the
               three and nine months ended September 30, 1997 and 1996     4

              Unaudited Consolidated Statements of Shareholders' Equity
               for the nine months ended September 30, 1997 and 1996       5

              Unaudited Consolidated Statements of Cash Flows for the
               nine months ended September 30, 1997 and 1996               6

              Notes to Unaudited Consolidated Financial Statements         7

              Average Balances, Yields and Rates                          11

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                         12


PART II. OTHER INFORMATION                                                18


SIGNATURES                                                                19

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share data)

                                                                        SEPTEMBER 30,         DECEMBER 31,
                                                                            1997                 1996
                                                                        --------------        --------------
ASSETS
Cash and due from banks                                                       $ 32,285              $ 22,914
Federal funds sold                                                               4,700                     -
                                                                              --------              --------
   Cash and cash equivalents                                                    36,985                22,914
Investment securities:
   Held to maturity, approximate fair value of
      $91,434 (1997) and $83,963 (1996)                                         90,905                83,589
   Available for sale, approximate amortized cost of
      $96,651 (1997) and $63,419 (1996)                                         97,686                63,762
Loans receivable, net of allowance for loan losses
   of $8,142 (1997) and $7,139 (1996)                                          715,829               637,507
Accrued interest receivable                                                     10,992                 7,400
Premises and equipment, net                                                     13,203                 9,649
Other assets                                                                     5,576                 4,296
                                                                              --------              --------
         Total assets                                                         $971,176              $829,117
                                                                              ========              ========
LIABILITIES & SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand                                                 $107,410              $ 83,729
   Interest-bearing demand                                                      37,165                34,309
   Money market accounts                                                        96,432                86,910
   Savings accounts                                                              3,757                 4,086
   Time deposits                                                               624,535               544,911
                                                                              --------              --------
      Total deposits                                                           869,299               753,945
                                                                              --------              --------
Income taxes payable                                                                 -                   187
Accrued interest payable                                                         6,290                 5,061
Other liabilities                                                                5,146                 4,892
Long-term debt:
   Guaranteed preferred beneficial interests in the
      Company's subordinated debentures                                         25,013                     -
                                                                              --------              --------
         Total liabilities                                                     905,748               764,085
                                                                              --------              --------
Commitments and contingencies                                                        -                     -
Shareholders' equity:
   Serial preferred stock -
      Series A, 9.20% Redeemable, Cumulative Preferred
         Stock; $1 par value; 1,000,000 shares authorized;
         liquidation value $17,250,000; 690,000 shares
         issued and outstanding                                                    690                   690
      Series B, $1 par value; 1,000,000 shares authorized;
         none issued                                                                 -                     -
   Common stock - $1 par value; 10,000,000 shares
      authorized; issued and outstanding 3,771,458 (1997)
      and 3,764,216 (1996)                                                       3,771                 3,764
   Capital surplus                                                              24,477                24,332
   Retained earnings                                                            35,869                36,041
   Unrealized gain/(loss) on investment securities
      available for sale, net of tax                                               621                   205
                                                                              --------              --------
         Total shareholders' equity                                             65,428                65,032
                                                                              --------              --------
         Total liabilities & shareholders' equity                             $971,176              $829,117
                                                                              ========              ========

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)

                                                           FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                          1997           1996           1997           1996
                                                       ----------     ----------     ----------     ----------
Interest income:
    Interest and fees on loans                         $   16,917     $   14,240     $   48,724     $   40,343
    Investment securities:
       U.S. Government and agency obligations               2,410          1,735          6,213          5,026
       State and political subdivisions                       121            146            392            432
       Mortgage-backed securities                             289            376            962          1,157
       Other securities                                        53             29             83             61
    Federal funds sold                                        172            170            442            388
                                                       ----------     ----------     ----------     ----------
       Total interest income                               19,962         16,696         56,816         47,407

Interest expense:
    Interest-bearing demand                                   236            218            664            627
    Money market accounts                                     975            807          2,832          2,225
    Savings accounts                                           24             28             74             88
    Time deposits                                           9,026          7,492         25,905         20,889
    Short-term borrowings                                      17             16            108             87
    Long-term debt                                            582              -            756              -
                                                       ----------     ----------     ----------     ----------
       Total interest expense                              10,860          8,561         30,339         23,916
                                                       ----------     ----------     ----------     ----------
Net interest income                                         9,102          8,135         26,477         23,491
    Provision for loan losses                               5,101            775          8,903          2,425
                                                       ----------     ----------     ----------     ----------
Net interest income after provision for loan losses         4,001          7,360         17,574         21,066

Other income:
    Service charges and fees                                  802            685          2,342          2,113
    Credit cards                                              195            215            568            655
    Other noninterest income                                  114             91            277            289
    Gain on sales of loans receivable                         481            600          1,381          1,443
    Gain/(loss) on sales of investment securities               7              1              7            172
                                                       ----------     ----------     ----------     ----------
       Total other income                                   1,599          1,592          4,575          4,672


Other expenses:
    Salaries and employee benefits                          3,511          3,174         10,559          9,008
    Occupancy                                               1,170            981          3,393          2,606
    FDIC and other insurance                                   61            534            190            819
    Credit cards                                               89             81            247            245
    General and administrative                              1,566          1,683          4,951          4,459
                                                       ----------     ----------     ----------     ----------
       Total other expenses                                 6,397          6,453         19,340         17,137
                                                       ----------     ----------     ----------     ----------
Income before taxes                                          (797)         2,499          2,809          8,601
    Taxes on income                                          (357)           898            886          3,092
                                                       ----------     ----------     ----------     ----------
Net income                                             $     (440)    $    1,601     $    1,923     $    5,509
                                                       ==========     ==========     ==========     ==========
Net income available to common shareholders            $     (836)    $    1,205     $      733     $    4,319
                                                       ==========     ==========     ==========     ==========
Earnings per common share                                  $(0.22)         $0.32          $0.20          $1.15
                                                       ==========     ==========     ==========     ==========
Weighted average common shares outstanding              3,771,101      3,761,502      3,768,663      3,759,195
                                                       ==========     ==========     ==========     ==========

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands except share data)


                                                                                                    UNREALIZED
                                                                                                    GAIN (LOSS)      TOTAL
                                                                                                    ON AVAILABLE     SHARE-
                                PREFERRED STOCK         COMMON STOCK        CAPITAL     RETAINED      FOR SALE      HOLDERS'
                               SHARES      AMOUNT     SHARES     AMOUNT     SURPLUS     EARNINGS     SECURITIES      EQUITY
                               -------     ------     ------     ------     -------     --------    ------------    --------
Balance, January 1, 1996       690,000       $690     3,755,228  $3,755     $24,171      $31,129          $  612     $60,357

Cash dividends paid:
 Preferred, $1.725 per share         -          -             -       -           -       (1,190)              -      (1,190)
 Common, $0.14 per share             -          -             -       -           -         (525)              -        (525)
Cash dividends declared:
 Common, $0.07 per share             -          -             -       -           -         (265)              -        (265)
Common stock issued:
 Employee Stock Purchase
   Plan                              -          -         2,549       3          45            -               -          48
 Dividend Reinvestment Plan          -          -         4,051       4          71            -               -          75
Change in unrealized gain
 (loss) on available for sale
 securities, net of tax              -          -             -       -           -                         (793)       (793)
Net income                           -          -             -       -           -        5,509               -       5,509
                               -------     ------     ---------  ------     -------     --------    ------------    --------
Balance, September 30, 1996    690,000     $  690     3,761,828  $3,762     $24,287     $ 34,658    $       (181)   $ 63,216
                               =======     ======     =========  ======     =======     ========    ============    ========



Balance, January 1, 1997       690,000     $  690     3,764,216  $3,764     $24,332      $36,041    $        205    $ 65,032

Cash dividends paid:
 Preferred, $1.725 per share         -          -             -       -           -       (1,190)              -      (1,190)
 Common, $0.16 per share             -          -             -       -           -         (603)              -        (603)
Cash dividends declared:
 Common, $0.08 per share             -          -             -       -           -         (302)              -        (302)
Common stock issued:
 Employee Stock Purchase
   Plan                              -          -         2,886       3          58            -               -          61
 Dividend Reinvestment Plan          -          -         4,356       4          87            -               -          91
Change in unrealized gain
 (loss) on available for sale
 securities, net of tax              -          -             -       -           -                          416         416

Net income                           -          -             -       -           -        1,923               -       1,923
                               -------     ------     ---------  ------     -------      -------    ------------     -------
Balance, September 30, 1997    690,000     $  690     3,771,458  $3,771     $24,477      $35,869    $        621     $65,428
                               =======     ======     =========  ======     =======      =======    ============     =======

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                                 FOR THE NINE MONTHS
                                                                                 ENDED SEPTEMBER 30,
                                                                               1997                1996
                                                                            ---------           ---------
Operating activities:
   Net income                                                               $   1,923           $   5,509
   Adjustments to reconcile net income to net
      cash (used in) provided from operating activities:
         Provision for loan losses                                              8,903               2,425
         Depreciation and amortization expense                                  1,171                 931
         Amortization of premiums and accretion of
           discount on securities, net                                            101                 190
         Amortization of intangibles                                              157                  90
         (Gain) Loss on sales of securities                                        (7)               (172)
         (Gain) Loss on sales of loans receivable                              (1,381)             (1,407)
         (Gain) Loss on sales of premises/equipment                               (28)                (10)
         (Gain) Loss on other real estate owned, net                                2                  (2)
         Proceeds from sales of residential mortgage loans                     51,326              31,772
         Residential mortgage loans originated for resale                     (48,842)            (41,363)
   Changes in assets and liabilities:
      Accrued interest receivable                                              (3,592)               (194)
      Other assets                                                             (1,285)             (1,491)
      Income taxes payable                                                       (187)               (271)
      Accrued interest payable                                                  1,229                 340
      Other liabilities                                                           215              (7,633)
                                                                            ---------           ---------
         Net cash (used in) provided from operating activities                  9,705             (11,286)
                                                                            ---------           ---------
Investing activities:
   Proceeds from principal repayments and maturities:
      Held to maturity securities                                              13,812              19,132
      Available for sale securities                                            13,795              22,637
   Purchases of held to maturity securities                                   (21,245)            (33,045)
   Purchases of available for sale securities                                 (47,002)            (16,849)
   Loans originated and principal repayments, net                            (119,769)           (104,040)
   Proceeds from sales of guaranteed student loans                             30,992              31,591
   Purchases of premises and equipment                                         (4,812)             (3,464)
   Proceeds from sales of premises and equipment                                  115                  24
   Proceeds from sales of other real estate                                        17                  79
                                                                            ---------           ---------
         Net cash (used in) provided from investing activities               (134,097)            (83,935)
                                                                            ---------           ---------
Financing activities:
   Net increase in deposits                                                   115,354             115,325
   Net proceeds from issuance of common stock                                     152                 123
   Proceeds from issuance of subordinated debentures                           25,013                   -
   Common stock dividends paid                                                   (866)               (752)
   Preferred dividends paid                                                    (1,190)             (1,190)
                                                                            ---------           ---------
         Net cash (used in) provided from financing activities                138,463             113,506
                                                                            ---------           ---------
Net increase (decrease) in cash and cash equivalents                           14,071              18,285
Cash and cash equivalents,
   Beginning of period                                                         22,914              20,789
                                                                            ---------           ---------
   End of period                                                            $  36,985           $  39,074
                                                                            =========           =========

                            SOUTHWEST BANCORP, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. However, the financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation. The results of operations and cash flows for the nine months ended September 30, 1997 should not be considered indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.


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

In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 requires the Company to recognize the financial and servicing assets it controls and liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. The adoption of SFAS No. 125 did not affect the Company's consolidated financial position or results of operations.


NOTE 4:  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In December of 1996, the FASB issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. The Company will adopt SFAS No. 127 on January 1, 1998 as required. Management believes the adoption of SFAS No. 127 will not have a material impact on the Company's consolidated financial position or results of operations.

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

                                                       For the nine              For the
                                                       months ended            year ended
                                                    September 30, 1997      December 31, 1996
                                                    ------------------      -----------------
                                                             (Dollars in thousands)
Balance at beginning of period                                $  7,139               $  5,813
Loans charged-off:
   Real estate mortgage                                            190                    148
   Real estate construction                                          -                      -
   Commercial                                                    7,016                  1,064
   Installment and consumer                                      1,142                  1,089
                                                              --------               --------
       Total charge-offs                                         8,348                  2,301
Recoveries:
   Real estate mortgage                                             81                     25
   Real estate construction                                          -                      -
   Commercial                                                      248                    288
   Installment and consumer                                        119                    214
                                                              --------               --------
       Total recoveries                                            448                    527
                                                              --------               --------
Net loans charged-off                                            7,900                  1,774
Provision for loan losses                                        8,903                  3,100
                                                              --------               --------
Balance at end of period                                      $  8,142               $  7,139
                                                              ========               ========
Loans outstanding:
   Average                                                    $692,554               $580,590
   End of period                                               723,971                644,646
Net charge-offs to total average loans (annualized)               1.53%                  0.31%
Allowance for loan losses to total loans                          1.12%                  1.11%

Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.

                                                            As of                   As of
                                                      September 30, 1997      December 31, 1996
                                                      ------------------      ------------------
                                                              (Dollars in thousands)
Nonaccrual loans                                                $    752                $  4,635
Past due 90 days or more (1)                                       2,665                   1,437
Restructured terms                                                   552                     577
                                                                --------                --------
   Total nonperforming loans (1)                                   3,969                   6,649
Other real estate owned                                              494                      64
   Total nonperforming assets                                   $  4,463                $  6,713
                                                                ========                ========

Nonperforming loans to loans receivable                             0.55%                   1.03%
Allowance for loan losses to nonperforming loans                  205.14%                 107.37%
Nonperforming assets to loans receivable and
   other real estate owned                                          0.62%                   1.04%

(1) The government-guaranteed portion of loans included in these totals was $966 (1997) and $93 (1996).


The allowance for loan losses is a valuation reserve established by management in an amount it deems adequate to provide for losses in the loan portfolio. Management assesses the adequacy of the allowance for loan losses based upon a number of factors including, among others, analytical reviews of loan loss experience in relationship to outstanding loans and commitments; unfunded loan commitments; problem and nonperforming loans and other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; use of appraisals to estimate the value of collateral; and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. The allowance for loan losses is increased by provisions for loan losses charged to expense. Charge-offs of loan amounts determined by management to be uncollectible or impaired decrease the allowance and recoveries of previous charge-offs, if any, are added to the allowance. Management believes that the allowance for loan losses was adequate at September 30, 1997. The amount of the allowance deemed appropriate by management, and the levels of loan charge-offs and nonperforming loans, are affected by changing economic conditions and the economic prospects and financial position of borrowers. At any time, there are loans included in the portfolio that will result in losses to the Company, but that have not been identified as nonperforming or potential problem loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in nonperforming assets, and lead to a material increase in charge-offs and the provision for loan losses. Since problems with commercial and commercial real estate loans do not necessarily appear early in their lives, the Company may experience increased levels of nonperforming loans and loan charge-offs as the relatively large volume of recently originated loans mature. In addition, the Office of the Comptroller of the Currency ("OCC"), as an integral part of its examination process, periodically reviews the Bank's allowance for loan losses, and may require the Bank to recognize additions to the allowance based upon judgments of OCC examiners about information available to them at the time of their examination.


NOTE 6:  LOANS RECEIVABLE

The Bank extends commercial and consumer credit primarily to customers in the State of Oklahoma which subjects the loan portfolio to the general economic conditions within this area. At September 30, 1997 and December 31, 1996, substantially all of the Bank's loans, except for credit cards, are collateralized with real estate, inventory, accounts receivable and/or other assets, or are guaranteed by agencies of the United States Government. At September 30, 1997, loans to individuals and businesses in the healthcare industry totaled approximately $73.9 million, or 10% of total loans. The loan portfolio also includes $19.4 million, or 3% of total loans, in hotel/motel loans, $22.5 million, or 3% of total loans, in residential construction loans and $15.9 million, or 2% of total loans, in restaurant loans. In the event of total nonperformance by the borrowers, the Company's accounting loss would generally be limited to the recorded investment in the loans receivable reduced by proceeds received from disposition of the related collateral.

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $752,000 at September 30, 1997. During the first nine months of 1997, $31,000 in interest income was recorded on nonaccruing loans. If interest on loans in nonaccrual status at the end of the third quarter of 1997 had been accrued, additional interest income of $81,000 would have been recorded.

Those performing loans considered potential problem loans, as defined and identified by management, amounted to approximately $21.6 million at September 30, 1997, compared to $23.0 million at December 31, 1996. Although these are loans where known information about the borrowers' possible credit problems cause management to have doubts as to their ability to comply with the present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. The Company's loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances. The deterioration of one or a few of such loans may cause a significant increase in potential problem loans or in nonperforming loans.


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

SBI Capital Trust is a Delaware business trust created for the purpose of issuing the Preferred Securities and purchasing the Subordinated Debentures, which are its sole assets. The Company owns all of the 30,960 outstanding common securities, liquidation value $25 per share, (the "Common Securities") of SBI Capital Trust.

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


SOUTHWEST BANCORP, INC.
AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands except share data)

                                                            For the nine months ended September 30,
                                                             1997                            1996
                                                     -------------------------------------------------------
                                                     Average      Average           Average        Average
                                                     Balance     Yield/Rate         Balance       Yield/Rate
                                                     -------------------------------------------------------
Assets:
    Loans receivable                                 $692,554         9.41%         $564,966         9.54%
    Investment securities                             164,754         6.21           145,781         6.12
    Other interest-earning assets                      10,763         5.49             9,702         5.34
                                                     --------                       --------
        Total interest-earning assets                 868,071         8.75           720,449         8.79
    Noninterest-earning assets                         45,266                         34,357
                                                     --------                       --------
        Total assets                                 $913,337                       $754,806
                                                     ========                       ========
Liabilities and shareholders' equity:
    NOW accounts                                     $ 37,437         2.37%         $ 35,857         2.34%
    Money market accounts                              91,029         4.16            80,086         3.71
    Savings accounts                                    3,947         2.50             4,708         2.50
    Time deposits                                     604,522         5.73           484,807         5.76
                                                     --------                       --------
        Total interest-bearing deposits               736,935         5.35           605,458         5.26
    Short-term borrowings                               2,571         5.62             2,139         5.43
    Long-term debt                                     10,902         9.30                 -            -
                                                     --------                       --------
        Total interest-bearing liabilities            750,408         5.41           607,597         5.26
    Demand deposits                                    86,776                         79,436
    Other noninterest-bearing liabilities              10,560                          6,148
    Shareholders' equity                               65,593                         61,625
                                                     --------                       --------
    Total liabilities and shareholders' equity       $913,337                       $754,806
                                                     ========                       ========

    Interest rate spread                                              3.34%                          3.53%
                                                                      ====                           ====
    Net interest margin                                               4.08%                          4.36%
                                                                      ====                           ====
    Ratio of average interest-earning assets
        to average interest-bearing liabilities        115.68%                        118.57%
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


FINANCIAL CONDITION

The Company's total assets increased by $142.1 million, or 17%, from $829.1 million at December 31, 1996 to $971.2 million at September 30, 1997.

Loans were $724.0 million at September 30, 1997, an increase of $79.3 million, or 12%, compared to December 31, 1996. The Company experienced increases in the categories of commercial mortgages ($23.7 million, or 12%), commercial loans ($14.4 million, or 7%), real estate construction loans ($15.0 million, or 28%), other consumer loans ($8.6 million, or 27%), residential mortgages ($18.9 million, or 31%) and government-guaranteed student loans ($1.1 million, or 2%). These increases were offset by a $2.4 million, or 12% reduction in credit card loans. (See "Recent Development".) The allowance for loan losses increased by $1.0 million, or 14%, from December 31, 1996 to September 30, 1997, after the significant net charge-offs and increased provision for loan losses recorded in the first nine months of 1997. (See Note 3 and "Provision for Loan Losses".) At September 30, 1997, the allowance for loan losses was $8.1 million, or 1.12% of total loans, compared to $7.1 million, or 1.11% of total loans, at December 31, 1996.

Investment securities were $189.0 million at September 30, 1997, an increase of $41.2 million, or 28%, compared to December 31, 1996.

Premises and equipment increased by $3.6 million primarily due to the acquisition of land for and beginning construction costs of a new Tulsa Banking Center at 15th and Utica to be opened in late 1998.

The Company's deposits increased by $115.4 million, or 15%, from $753.9 million at December 31, 1996 to $869.3 million at September 30, 1997. This increase occurred primarily in time deposits, which increased by $79.6 million, or 15%. Increases also occurred in noninterest-bearing demand deposits ($23.7 million, or 28%), money market accounts ($9.5 million, or 11%) and interest-bearing demand deposits ($2.9 million, or 8%).

Shareholders' equity increased by $396,000, or less than 1%, as a result of earnings for the first nine months of 1997, net of dividends declared on common and preferred stock, and a $416,000 increase attributable to a change in the unrealized gain/loss, net of taxes, on investment securities available for sale and proceeds from the issuance of common stock of $152,000. For the nine months ended September 30, 1997, dividends declared on common and preferred securities of $2.1 million exceeded net income by $172,000.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NET INCOME

For the first nine months of 1997, the Company recorded net income of $1.9 million, 65% less than the $5.5 million recorded for the first nine months of 1996. Net income available to common shareholders, after deduction of dividends on preferred stock, was $733,000 ($0.20 per share), compared with $4.3 million ($1.15 per share) for the first nine months of 1996. The substantial decrease in earnings was primarily the result of a $6.5 million increase in the provision for loan losses. Weighted average common shares outstanding were 3,768,663 and 3,759,195 for the first nine months of 1997 and 1996, respectively.

During the first quarter of 1997, the Company received information regarding events that adversely affected a borrower's ability to fully repay its commercial loan, which had a carrying amount of $1.9 million. As a result of this event, and management's regular evaluation of the adequacy of the allowance for loan losses relative to other loans in the portfolio, the Company recorded a provision for loan losses of $3.0 million for the first quarter of 1997, compared with a provision of $875,000 for the first quarter of 1996. For the second quarter of 1997, the provision for loan losses was $801,000, compared to $775,000 for the second quarter of 1996, an increase of 3%. The higher provision recorded in the third quarter of 1997 was the amount deemed necessary by management to restore the allowance for loan losses to an appropriate level after charging-off substantially the entire balance of a group of related loans, which totaled $4.8 million. These loans were not connected with the loans that resulted in the larger than normal provision for loan losses in the first quarter of 1997.

Net interest income increased $3.0 million, or 13%, for the first nine months of 1997 compared to the same period in 1996. This increase in net interest income, as well as a $2.2 million, or 71%, reduction in taxes, partially offset the $6.5 million, or 267%, increase in provision for loan losses, a $2.2 million, or 13%, increase in other expenses and a $97,000, or 2% reduction in other income. For the first nine months of 1997, the return on average total equity was 3.92% and the return on average common equity was 2.03% compared to an 11.94% return on average total equity and a 13.01% return on average common equity for the first nine months of 1996.

NET INTEREST INCOME

Net interest income increased to $26.5 million for the first nine months of 1997 from $23.5 million for the same period in 1996 as continued growth in the loan portfolio enabled the Company to post a $9.4 million increase in interest income that exceeded the $6.4 million increase in interest expense during the period. Yields on the Company's interest-earning assets declined by 4 basis points, and the rates paid on the Company's interest-bearing liabilities increased by 15 basis points, resulting in an reduction in the interest rate spread to 3.34% for the first nine months of 1997 from 3.53% for the first nine months of 1996. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 115.68% for the first nine months of 1997 from 118.57% for the first nine months of 1996, due primarily to the issuance of the Subordinated Debentures.

Total interest income for the first nine months of 1997 was $56.8 million, up 20% from $47.4 million during the same period in 1996. The principal factor providing greater interest income was the $127.6 million, or 23%, increase in the volume of average loans outstanding. The Company's loan yields declined to 9.41% for the first nine months of 1997 from 9.54% in 1996. During the same period, the Company's yield on investment securities increased to 6.21% from 6.12%.

Total interest expense for the first nine months of 1997 was $30.3 million, an increase of 27% from $23.9 million for the same period in 1996. The increase in total interest expense is mainly the result of an increase in average interest-bearing liabilities of $142.8 million, or 24%. During the same period, the rates paid on average interest-bearing liabilities increased to 5.41% from 5.26%, as a 3 basis point decline in the average rate paid on time deposits (to 5.73%) was more than offset by a 45 basis point increase (to 4.16%) in the average rate paid on money market accounts. The issuance of the Subordinated Debentures on June 4, 1997 increased the rates paid on average interest-bearing liabilities by 6 basis points for the first nine months of the year.

OTHER INCOME

Other income declined by $97,000 for the first nine months of 1997 compared to the first nine months of 1996 primarily as a result of the $165,000 reduction in gains on sales of investment securities A gain on sale of investment securities occurred during the first quarter of 1996 when $4.6 million in Agency securities classified as "held to maturity" and $7.7 million in Agency securities classified as "available for sale", originally purchased at a discount, were called prior to their stated maturity date. During 1997, a gain on sale of investment securities of $7,000 occurred when $1.0 million in "held to maturity" Agency securities, originally purchased at a discount, were called prior to their stated maturity date.

OTHER EXPENSES

The Company's other expenses increased $2.2 million for the first nine months of 1997 compared to the first nine months of 1996. This increase was primarily the result of an increase in salaries and employee benefits, which increased $1.6 million as a result of a 24% increase in staffing from the beginning of 1996 to the end of the second quarter of 1997. The increase in staffing was related to the expansion of the Company's asset and deposit bases. Staffing declined 4% from the end of the second quarter of 1997 to the end of the third quarter of 1997. In addition, general and administrative expense increased $492,000 and occupancy expense increased $787,000 compared to 1996. The increase in occupancy expense was due primarily to the leasing of additional office space and the depreciation on furniture and equipment purchased to furnish those new offices. These increases were partially offset by a $629,000 reduction in FDIC and other insurance. During the third quarter of 1996, the Bank expensed a $436,000 one-time special assessment to the FDIC with respect to deposits it acquired from a savings association in 1991.


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NET INCOME

For the third quarter of 1997, the Company recorded a net loss of $440,000, compared to the $1.6 million in net income recorded for the third quarter of 1996. The net loss allocated to common shareholders, after deduction of dividends on preferred stock, was $836,000 ($0.22 per share), compared with net income of $1.2 million ($0.32 per share) for the third quarter of 1996. Weighted average common shares outstanding were 3,771,101 and 3,761,502 for the third quarters of 1997 and 1996, respectively.

Net interest income increased $1.0 million, or 12%, for the third quarter of 1997 compared to the same period in 1996. This increase in net interest income, as well as a $7,000, or less than 1%, increase in other income, a $56,000, or less than 1%, reduction in other expenses and a $1.3 million, or 140%, reduction in taxes, partially offset the $4.3 million, or 558%, increase in provision for loan losses. For the third quarter of 1997, the return on average total equity was a negative 2.62% and the return on average common equity was a negative 6.72% compared to a positive 10.19% return on average total equity and a positive 10.60% return on average common equity for the third quarter of 1996.

The higher provision recorded in the third quarter of 1997 was the amount deemed necessary by management to restore the allowance for loan losses to an appropriate level after charging-off substantially the entire balance of a group of related loans, which totaled $4.8 million. (See "Net Income" for the nine months ended September 30, 1997 and 1996.)

NET INTEREST INCOME

Net interest income increased to $9.1 million for the third quarter of 1997 from $8.1 million for the same period in 1996 as continued growth in the loan portfolio enabled the Company to post a $3.3 million increase in interest income that exceeded the $2.3 million increase in interest expense during the period. Yields on the Company's interest-earning assets remained the same, and the rates paid on the Company's interest-bearing liabilities increased by 15 basis points, resulting in an reduction in the interest rate spread to 3.31% for the third quarter of 1997 from 3.46% for the third quarter of 1996. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 114.17% for the third quarter of 1997 from 117.68% for the third quarter of 1996, due primarily to the issuance of the Subordinated Debentures.

Total interest income for the third quarter of 1997 was $20.0 million, up 20% from $16.7 million during the same period in 1996. The principal factor providing greater interest income was the $112.1 million, or 19%, increase in the volume of average loans outstanding. The Company's loan yields declined to 9.42% for the third quarter of 1997 from 9.44% in 1996. During the same period, the Company's yield on investment securities increased to 6.25% from 6.14%.

Total interest expense for the third quarter of 1997 was $10.9 million, an increase of 27% from $8.6 million for the same period in 1996. The increase in total interest expense is mainly the result of an increase in average interest-bearing liabilities of $147.9 million, or 23%. During the same period, the rates paid on average interest-bearing liabilities increased to 5.42% from 5.27%, as an 11 basis point decline in the average rate paid on time deposits (to 5.65%) was more than offset by a 36 basis point increase (to 4.18%) in the average rate paid on money market accounts. The issuance of the Subordinated Debentures on June 4, 1997 increased the rates paid on average interest-bearing liabilities by 12 basis points for the third quarter of 1997.

OTHER INCOME

Other income increased by $7,000 for the third quarter of 1997 compared to the third quarter of 1996 primarily as a result of a $129,000 increase in mortgage servicing rights due to the larger volume of loans being originated. In addition, service charges and fees increased $117,000 compared to 1996. These increases were offset by a $248,000 reduction in other gains on sales of loans.

OTHER EXPENSES

The Company's other expenses declined $56,000 for the third quarter of 1997 compared to the third quarter of 1996. This reduction was primarily the result of a $473,000 reduction in FDIC and other insurance and a $117,000 reduction in general and administrative expense. These reductions were offset by a $337,000 increase in salaries and employee benefits and a $189,000 increase in occupancy expense.


                           *   *   *   *   *   *   *


PROVISION FOR LOAN LOSSES

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The adequacy of the allowance for loan losses is determined by management based upon a number of factors including, among others, analytical reviews of loan loss experience in relationship to outstanding loans and commitments; unfunded loan commitments; problem and nonperforming loans and other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; use of appraisals to estimate the value of collateral; and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Changes in the allowance may occur because of changing economic conditions, and the economic prospects and financial position of borrowers. Based upon this review, management established an allowance of $8.1 million, or 1.12% of total loans, at September 30, 1997 compared to an allowance of $7.1 million, or 1.11% of total loans at December 31, 1996. During the first nine months of 1997 and 1996, the provisions for loan losses were $8.9 million and $2.4 million, respectively. (See Note 5 and "Net Income" for the nine months ended September 30, 1997 and 1996.)

In establishing the level of the allowance for September 30, 1997, management considered a number of factors that tend to indicate a potential need for an increased allowance level, including the increased risk inherent in the amount and percentage to total loans attributable to commercial and commercial real estate loans, which are viewed as entailing greater risk than certain other categories of loans, charge-off history, and the increased levels of large loans at September 30, 1997, versus December 31, 1996. Management also considered other factors, including the levels of types of credits, such as residential mortgage loans, deemed to be of relatively low risk, and the decreased level of identified nonperforming loans at September 30, 1997, as compared to December 31, 1996, that tended to indicate the potential need for a lower allowance. At September 30, 1997, total nonperforming loans were $4.0 million, or 0.55% of total loans, compared to $6.6 million, or 1.03% of total loans, at December 31, 1996. The Company determined the level of the allowance for loan losses at September 30, 1997 was appropriate, as a result of balancing these and other factors it deemed relevant to the adequacy of the allowance. Management conducted a similar analysis in order to determine the appropriate allowance as of September 30, 1996 and December 31, 1996.

Management strives to carefully monitor credit quality and the adequacy of the allowance for loan losses, and to identify loans that may become nonperforming. At any time, however, there are loans included in the portfolio that will result in losses to the Company, but that have not been identified as nonperforming or potential problem loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in nonperforming assets, and may lead to a material increase in charge-offs and the provision for loan losses.


TAXES ON INCOME

The Company's income tax expense for the first nine months of 1997 and 1996 was $886,000 and $3.1 million, respectively. The Company's income tax expense for the third quarters of 1997 and 1996 was $(357,000) and $898,000, respectively. The Company's effective tax rates have been lower than the 34% Federal and 6% State statutory rates primarily because of tax-exempt income on municipal obligations and loans.


                           *   *   *   *   *   *   *


LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans. The Company's portfolio of government-guaranteed student loans and SBA loans are also readily salable. Additional sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit less than $100,000 were 84% of total deposits at both September 30, 1997 and 1996, respectively.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchases and borrowings from the Federal Reserve Bank. The Bank has approved federal funds purchase lines with three other banks. The Bank also carries interest-bearing demand notes issued by the Bank to the U.S. Treasury as a participant in the Treasury Tax and Loan note program. In addition, the Bank has available a $35.0 million line of credit from the Student Loan Marketing Association (SLMA) and a $177.0 million line of credit from the Federal Home Loan Bank of Topeka (FHLB).

Borrowings under the SLMA line would be secured by student loans. Borrowings under the FHLB line would be secured by all other unpledged securities and loans. During the first nine months of 1997 and 1996, no category of borrowings averaged more than 30% of ending shareholders' equity.

Cash and cash equivalents, during the first nine months of 1997, increased by $14.1 million. This increase was the result of cash generated from financing activities (primarily increased deposits and the issuance of Subordinated Debentures) of $138.5 million and operating activities of $9.7 million offset by $134.1 million in cash used in investing activities.

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

At September 30, 1997, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.12%, a Tier I risk-based capital ratio of 8.61%, and a leverage ratio of 6.72%.

The Company declared a dividend of $.08 per common share payable on October 1, 1997 to shareholders of record as of September 17, 1997. In July 1997, the Company declared a dividend of $.575 per preferred share payable on September 2, 1997 to shareholders of record as of August 18, 1997. (See "Financial Condition".)


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


RECENT DEVELOPMENT

On October 31, 1997, the Bank completed the sale of substantially all of its credit card portfolio at a premium before taxes, but net of other related expenses, of approximately $3.7 million. The Bank plans to continue offering credit cards and debit cards to its customers.

PART II - OTHER INFORMATION


Item 1.    Legal proceedings
           None

Item 2.    Changes in securities
           None

Item 3.    Defaults upon senior securities
           None

Item 4.    Submission of matters to a vote of security holders
           None

Item 5.    Other information
           None

Item 6.    Exhibits and reports on Form 8-K
           (a)  Exhibits.
                   None

           (b)  Reports on Form 8-K.

                   Date                   Item Reported
                   ----                   -------------
                   July 2, 1997           Item 5. The Company announced the
                                                  potential sale of all or a
                                                  substantial portion of the
                                                  Bank's credit card portfolio.

                   September 23, 1997     Item 5. The Company announced the
                                                  occurrence of significant loan
                                                  losses and provision for loan
                                                  losses during the third
                                                  quarter of 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTHWEST BANCORP, INC.
(Registrant)



By:  /s/ Robert L. McCormick, Jr.                        November 10, 1997
   ------------------------------                        -----------------
   Robert L. McCormick, Jr.                              Date
   President
   (Principal Executive Officer)



By:  /s/ Kerby E. Crowell                                November 10, 1997
   ------------------------------                        -----------------
   Kerby E. Crowell                                      Date
   Executive Vice President and
   Chief Financial Officer
   (Principal Financial and Accounting Officer)