Form 10-K405
period 1997-12-31
SOUTHWEST BANCORP INC
filed 1998-03-31
CIK 914374

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________

                          Commission File No. 0-23064

                            SOUTHWEST BANCORP, INC.
               ------------------------------------------------
            (Exact name of registrant as specified in its charter)

          OKLAHOMA                                          73-1136584
-------------------------------                        --------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                      Identification Number)

608 SOUTH MAIN STREET, STILLWATER, OKLAHOMA                    74074
-------------------------------------------            ---------------------
(Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code:  (405) 372-2230

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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.    Yes   X       No _____
                     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 6, 1998, the aggregate market value of the 2,228,815 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on such date was approximately $60.2 million based on the closing sales price of $27.00 per share of the registrant's Common Stock on March 6, 1998. Solely for purposes of this calculation, it is assumed that directors, officers and 5% stockholders of the registrant are affiliates.

Number of shares of Common Stock outstanding as of March 6, 1998:  3,791,147

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the year ended December 31, 1997. ("The Annual Report)." (Parts I, II and IV)

     2. Portions of Proxy Statement for 1998 Annual Meeting of Stockholders (the "Proxy Statement"). (Part III)

                          FORWARD-LOOKING STATEMENTS

     Portions of Part I and Part II of this Annual Report on Form 10-K contain forward-looking statements, including statements of goals, intentions, and expectations, regarding or based upon general economic conditions, interest rates, developments in national and local markets, and other matters, and which, by their nature, are subject to significant uncertainties. Because of these uncertainties and the assumptions on which statements in this report are based, the actual future results may differ materially from those indicated in this report. Past results are not necessarily indicative of future performance.


                                    PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

     Southwest Bancorp, Inc. (the "Company") is a one-bank holding company headquartered in Stillwater, Oklahoma, engaged in providing commercial and consumer banking services through its subsidiary, Stillwater National Bank and Trust Company (the "Bank"). The Company has six full-service banking offices, two of which are located in each of Stillwater and Tulsa, Oklahoma, and one each in Oklahoma City and Chickasha, Oklahoma. The Company pursues a decentralized community banking strategy through three regional divisions -- the Stillwater Division, the Central Oklahoma Division (which includes Oklahoma City and Chickasha) and the Tulsa Division -- that offer commercial, consumer and real estate lending services and retail and commercial deposit products in their market areas. The Stillwater Division of the Bank serves the Stillwater market as a full-service community bank emphasizing both commercial and consumer lending. The Central Oklahoma Division and the Tulsa Division each have followed a more focused marketing strategy, targeting managers and professionals and Oklahoma-based businesses for lending and offering more specialized services. Each regional division is managed by a senior officer. As a result of unusually large loan charge-offs recorded in 1997, management has revised the Bank's credit and loan review policies and standards, has revised individual and committee loan authorities, and has committed additional resources to the credit administration and loan review functions. The Company believes its management approach, coupled with the continuity of service of its senior officers, its management information systems, and restructured credit processes should enable the Company to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. In addition to the services offered through the regional divisions, the Bank offers student and mortgage lending services throughout the State of Oklahoma.

     The Bank was founded in Stillwater and is currently in its 104th year of operation. The Company became the holding company for the Bank in 1981. On December 23, 1993, the Company completed a public offering of 866,050 shares of its common stock, $1.00 par value per share (the "Common Stock"). On July 31, 1995, the Company completed a public offering of 690,000 shares of 9.20% Redeemable, Cumulative Preferred Stock, Series A (the "Preferred Stock"). On June 4, 1997, SBI Capital Trust, a wholly owned subsidiary of the Company, completed a public offering of 1,000,500 of its 9.30% Cumulative Trust Preferred Securities (the "Trust Preferred Securities"). The proceeds of the Trust Preferred Securities were used to purchase 9.30% Subordinated Debentures issued by the Company. The Trust Preferred Securities are shown as "Guaranteed Preferred Beneficial Interests in the Company's Subordinated Debentures" in the Company's consolidated financial statements.

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

     The Company offers a wide variety of commercial and consumer lending and deposit services. The commercial loans offered by the Company include (i) commercial real estate loans, (ii) working capital and other commercial loans,
(iii) construction loans, and (iv) Small Business Administration ("SBA") guaranteed loans. Consumer lending services include (i) government-guaranteed student loans, (ii) residential real estate loans and mortgage banking services, and (iii) personal lines of credit and installment loans. The Company issues credit cards throughout the state of Oklahoma, but credit card loans and accounts are owned and serviced by unrelated parties under agreements with the Company. The Company also offers deposit and personal banking services, including (i) commercial deposit services such as lock-box services, and commercial checking and other deposit accounts, (ii) retail deposit services such as certificates of deposit, money market accounts, checking accounts, NOW accounts, savings accounts and Automatic Teller Machine ("ATM") access, and
(iii) personal brokerage and trust services.

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

LENDING ACTIVITIES

     Lending. Loans include commercial real estate, commercial, residential real estate mortgage, construction, student and other consumer loans. Interest earned on the Bank's loan portfolio is its primary source of income. As of December 31, 1997, the Bank's loans, net of discount, represented approximately 75% of its total assets. Although the Bank's legal lending limit to any one borrower was $12.1 million as of December 31, 1997, the Bank's lending policy generally limits loans to any one borrower to 90% of the Bank's legal lending limit. The Bank's largest single borrower, net of participation, as of December 31, 1997 had outstanding loans of $9.6 million.

     For further information regarding the Bank's loan portfolio, including information regarding concentrations of credit, see "Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussion") on pages 8 through 21 and "Note 3. Loans Receivable" to the Consolidated Financial Statements on pages 31 through 33 of the Annual Report.

     The following table presents the composition of the Bank's loan portfolio, net of unearned interest, at each of the dates indicated:

                          LOAN PORTFOLIO COMPOSITION

                                                                               At December 31,
                                        -------------------------------------------------------------------------------------------
                                                1997                    1996                    1995                    1994
                                        -------------------     -------------------     -------------------     -------------------
                                          Amount      %           Amount      %           Amount      %           Amount      %
                                        -------------------     -------------------     -------------------     -------------------
                                                                                       (dollars in thousands)
Real estate mortgage --
 Commercial.......................      $223,672    31.10%      $196,163    30.43%      $160,126    30.10%      $132,297    32.06%
 One-to-four family residential...        79,843    11.10         61,175     9.49         42,988     8.08         33,882     8.21
Real estate construction..........        72,454    10.08         54,369     8.43         33,159     6.23         20,725     5.02
Commercial........................       241,007    33.52        218,515    33.90        181,081    34.04        120,781    29.27
Installment and consumer --
 Guaranteed student loans.........        64,390     8.95         61,959     9.61         67,388    12.67         61,752    14.97
 Credit cards.....................            73     0.01         20,839     3.23         21,869     4.11         20,958     5.08
 Other consumer...................        37,674     5.24         31,626     4.91         25,377     4.77         22,219     5.39
                                        ------------------------------------------------------------------------------------------
                                         719,113   100.00%       644,646   100.00%       531,988   100.00%       412,614   100.00%
                                                   ======                  ======                  ======                  ======

Less:
 Allowance for loan losses........        (8,282)                 (7,139)                 (5,813)                 (4,959)
                                        --------                --------                --------                --------
   Total..........................      $710,831                $637,507                $526,175                $407,655
                                        ========                ========                ========                ========
                                        -------------------
                                                1993
                                        -------------------
                                          Amount      %
                                        -------------------

Real estate mortgage --
 Commercial.......................      $ 88,953    27.87%
 One-to-four family residential...        31,864     9.98
Real estate construction..........         9,844     3.08
Commercial........................        80,732    25.29
Installment and consumer --
 Guaranteed student loans.........        69,739    21.84
 Credit cards.....................        19,189     6.01
 Other consumer...................        18,939     5.93
                                        -------------------
                                         319,260   100.00%
                                                   ======

Less:
 Allowance for loan losses........        (3,960)
                                        --------
   Total..........................      $315,300
                                        ========

NONPERFORMING LOANS

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

     During the years ended December 31, 1997 and 1996 gross interest income of $144,000 and $398,000, respectively, would have been recorded on loans accounted for on a nonaccrual or restructured basis if such loans had been current throughout the period. Interest on such loans included in income during such periods amounted to approximately $30,000 and $37,000, respectively.

     At December 31, 1997, the Company had $27.0 million of loans which were not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems caused management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms over the next six months. Loans may be monitored by management and reported as potential nonperforming loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.

     No interest-bearing assets disclosed above, other than loans, were classified as nonperforming at December 31, 1997 or were recognized by management as potential problem assets based upon known information about possible credit problems of the borrower or issuer.

     For additional information on nonperforming loans, see the table on page 14 of the Annual Report.

LOAN CONCENTRATIONS

     The Bank extends commercial and consumer credit primarily to customers in the State of Oklahoma which subjects the loan portfolio to the general economic conditions within this area. At December 31, 1997 and 1996, substantially all of the Bank's loans were collateralized with real estate, inventory, accounts receivable and/or other assets or guaranteed by agencies of the United States Government.

     Loans to individuals and businesses in the healthcare industry totaled approximately $71.1 million, or 10% of total loans. Other notable concentrations of credit within the loan portfolio include $22.4 million in residential construction loans, $14.8 million in restaurant loans and $17.7 million in hotel/motel loans.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is a valuation reserve established by management in an amount it deems adequate to provide for losses in the loan portfolio. Management assesses the adequacy of the allowance for loan losses based upon a number of factors including, among others, analytical reviews of loan loss experience in relationship to outstanding loans and commitments; unfunded loan commitments; problem and nonperforming loans and other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; use of appraisals to estimate the value of collateral; and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. The allowance for loan losses is increased by provisions for loan losses charged to expense. Charge-offs of loan amounts determined by management to be uncollectible or impaired decrease the allowance and recoveries of previous charge-offs, if any, are added to the allowance. Management believes that the allowance for loan losses was adequate at December 31, 1997.

     The amount of the allowance deemed appropriate by management, and the levels of loan charge-offs and nonperforming loans, are affected by changing economic conditions and economic prospects and the financial positions of borrowers. Management strives to carefully monitor credit quality and the adequacy of the allowance for loan losses, and to identify loans that may become nonperforming. At any time, however, there are loans included in the portfolio that will result in losses to the Company, but that have not been identified as nonperforming or potential problem loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in nonperforming assets, and lead to a material increase in charge-offs and the provision for loan losses. Since problems with commercial and commercial real estate loans do not necessarily appear early in their lives, the Company may experience increased levels of nonperforming loans and loan charge-offs as the relatively large volume of recently originated loans mature. In addition, the OCC, as an integral part of its examination process, periodically reviews the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based upon judgments of the OCC examiners about information available to them at the time of their examination.

     The allowance for loan losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses is established through a provision for loan losses charged to expense. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All of the Company's nonaccrual loans have been defined as impaired loans.

     Based upon its review, management established an allowance of $8.3 million, or 1.15% of total loans, at December 31, 1997 compared to an allowance of $7.1 million, or 1.11% of total loans, at December 31, 1996. In establishing this level of allowance for December 31, 1997, management considered a number of factors that tended to indicate a potential need for an increased allowance level, including the continued growth in the loan portfolio, the increased risk associated with the level of real estate construction loans (10% of the loan portfolio at December 31, 1997 and 8% of the portfolio at December 31, 1996), which are viewed as entailing greater risk than certain other categories of loans, and the increased level of one-to-four family residential mortgage loans (11% of the loan portfolio at December 31, 1997 versus 9% at December 31, 1996), which are viewed as entailing less risk than certain other categories of loans. Relatively low-risk student loans comprised 9% of the portfolio at December 31, 1997 versus 10% at year-end 1996. The level of commercial loans, which comprise the largest category in the portfolio, remained unchanged at approximately 34% of the total portfolio at December 31, 1997 and 1996. The level of commercial mortgage loans increased slightly to 31% of the total loan portfolio at year-end 1997 from 30% at the previous year-end. Overall, the loan portfolio, before deduction of the allowance for loan losses, increased by $74.5 million, or 12%, from year-end 1996 to year-end 1997, while the allowance grew by $1.1 million, or 16%.

     At December 31, 1997, nonperforming loans were $7.1 million, or 0.99% of the portfolio, compared with $6.6 million, or 1.03% of the portfolio, at December 31, 1996. The allowance for loan losses equalled 116.08% and 107.37% of nonperforming loans at December 31, 1997 and 1996, respectively. Large changes in the ratio of the allowance to nonperforming loans may occur from period to period because of variations in the amounts of nonperforming loans, which depend largely on the condition of a small number of individual loans and borrowers relative to the total loan portfolio.

     At December 31, 1997 and 1996, impaired loans totaled $5.5 million and $4.8 million, and had been allocated a related allowance for loan losses of $707,000 and $2.0 million, respectively.

     For additional information regarding the Company's allowance for loan losses, see "Provision for Loan Losses" in the Management's Discussion on pages 12 and 13 of the Annual Report.

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                                  At December 31,
                                    -------------------------------------------------------------------------------------------
                                              1997                    1996                 1995                   1994
                                    ------------------------  -------------------- --------------------  ----------------------
                                                  Percent of           Percent of          Percent of             Percent of
                                                Loans in Each        Loans in Each        Loans in Each          Loans in Each
                                                 Category to          Category to          Category to            Category to
                                    Amount       Total Loans  Amount  Total Loans  Amount  Total Loans   Amount   Total Loans
                                    ------      ------------- ------ ------------- ------ -------------  ------  --------------
                                                                                  (dollars in thousands)
Real estate mortgage --
  One-to-four family
   residential.............     $           488     11.10%    $  294     9.49%     $  176      8.08%     $  178      8.21%
  Commercial...............               1,073     31.10        584    30.43         538     30.10         941     32.06
Real estate construction...                 732     10.08        457     8.43         310      6.23         195      5.02
Commercial.................               4,477     33.52      4,597    33.90       3,688     34.04       2,616     29.27
Installment and consumer...
  Guaranteed student loans.                  --      8.95         --     9.61           9     12.67           6     14.97
  Credit cards.............                   1      0.01        670     3.23         456      4.11         247      5.08
Other consumer.............                 573      5.24        263     4.91          83      4.77         137      5.39
Unallocated................                 938        --        274       --         553        --         639        --
                                          -----    ------     ------   ------      ------    ------      ------    ------
    Total allowance for
       loan losses.........     $         8,282    100.00%    $7,139   100.00%     $5,813    100.00%     $4,959    100.00%
                                          =====    ======     ======   ======      ======    ======      ======    ======

                                               ----------------
                                                     1993
                                               ----------------
                                                  Percent of
                                                Loans in Each
                                                 Category to
                                    Amount       Total Loans
                                    ------      -------------
Real estate mortgage --
  One-to-four family
   residential.............         $  103              9.98%
  Commercial...............            519             27.87
Real estate construction...             32              3.08
Commercial.................          1,302             25.29
Installment and consumer...
  Guaranteed student loans.             65             21.84
  Credit cards.............            747              6.01
Other consumer.............             88              5.93
Unallocated................          1,104                --
                                    ------            ------
    Total allowance for
       loan losses.........         $3,960            100.00%
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

TRUST SERVICES

     The Company offers trust services through its relationship with the Trust Company of Oklahoma, (the "Trust Company"). In December 1996, the Company sold its investment in the capital stock of the parent corporation of the Trust Company for a pre-tax gain of approximately $287,000, but continues to offer trust services through the Trust Company. The strategic importance of this relationship is that the Company is able to offer high-quality trust services as part of its complement of financial services. Management believes that offering trust services in this manner is more attractive than offering services through a wholly owned trust department within the Company because (i) a wholly owned trust company would probably be smaller in size than the Trust Company and only marginally profitable, and (ii) the size and reputation of the Trust Company aid the Company in competing for new accounts.

INVESTMENT ACTIVITIES

     The objectives of the investment portfolio are to provide the Company with a source of liquidity (from scheduled maturities) as well as a source of earnings. For further information regarding the Company's investment portfolio, see "Note 2. Investment Securities" to Consolidated Financial Statements on pages 30 and 31 of the Annual Report.

                  INVESTMENT SECURITIES PORTFOLIO COMPOSITION

                                                 DECEMBER 31,
                                         ----------------------------
                                           1997      1996      1995
                                         --------  --------  --------
                                            (DOLLARS IN THOUSANDS)
U.S. Government and agency securities..  $154,209  $109,988  $110,785
State and municipal obligations........    10,953    13,153    11,579
Mortgage-backed securities.............    16,427    23,061    24,222
Other securities.......................     6,151     1,149     1,102
                                         --------  --------  --------
     Total investment securities.......  $187,740  $147,351  $147,688
                                         ========  ========  ========
Available for sale (fair value)........  $100,746  $ 63,762  $ 73,044
Held to maturity (amortized cost)......    86,994    83,589    74,644

     The following table sets forth the maturities, carrying value (amortized cost (in the case of investment securities being held to maturity) or estimated fair value (in the case of investment securities available for sale)), estimated fair market values and average yields for the Company's investment portfolio at December 31, 1997. Yields are not presented on a tax-equivalent basis. Maturities of mortgage-backed securities are based on expected maturities. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers on the underlying mortgages may have the right to call or prepay obligations with or without prepayment penalties.

     The securities of no single issuer (other than the United States or its agencies), or in the case of securities issued by state and political subdivisions, no source or group of sources of repayment, accounted for more than 10% of shareholders' equity of the Company at December 31, 1997.

                  MATURITY OF INVESTMENT SECURITIES PORTFOLIO

                              One Year or Less   One to Five Years   Five to Ten Years     More than Ten          Total Investment
                                                                                              Years                  Securities
                           --------------------  -----------------   -----------------   -----------------   ----------------------
                             Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Average     Carrying    Fair
                              Value     Yield     Value     Yield     Value     Yield     Value     Yield       Value     Value
                           -------------------   -----------------   ----------------    ----------------    ----------------------
                                                                       (dollars in thousands)
Held to Maturity
----------------
U.S. government and agency
  securities...............   $21,933     5.94%  $ 55,328     6.26%        --       --         --       --     $ 77,261 $ 77,908
State and municipal
  obligations..............     5,986     4.42      3,747     4.17         --       --         --       --        9,733    9,684
Mortgage-backed securities         --       --         --       --         --       --         --       --           --       --
Other securities...........        --       --         --       --         --       --         --       --           --       --
                              -------            --------                                                       -------  -------
  Total held to maturity...    27,919     5.61     59,075     6.13         --       --         --       --       86,994   87,592
                              -------            --------                                                       -------  -------
Available for Sale
------------------
U.S. government and agency
  securities...............    11,144     6.35     57,830     6.49     $7,974     7.02%        --       --       76,948   76,948
State and municipal
  obligations..............       237     3.94        983     5.34         --       --         --       --        1,220    1,220
Mortgage-backed securities      2,267     6.38     14,160     6.66         --       --         --       --       16,427   16,427
Other securities...........        --       --      4,151     7.09         --       --     $2,000     7.70%       6,151    6,151
                              -------            --------            --------            --------               -------  -------
  Total available for sale.    13,648     6.31     77,124     6.54      7,974     7.02      2,000     7.70      100,746  100,746
                              -------            --------            --------            --------               -------  -------
  Total investment
    securities.               $41,567     5.84   $136,199     6.36     $7,974     7.02     $2,000     7.70     $187,740 $188,338
                              =======            ========            ========            ========              ======== ========

                                     Average
Held to Maturity                      Yield
----------------                    --------
U.S. government and agency
  securities...............          6.17%
State and municipal
  obligations..............          4.32
Mortgage-backed securities            --
Other securities...........           --

  Total held to maturity...          5.96

Available for Sale
------------------
U.S. government and agency
  securities...............          5.96
State and municipal
  obligations..............          6.62
Mortgage-backed securities
Other securities...........          7.30

  Total available for sale.          6.57
  Total investment
   securities..............          6.28

     At December 31, 1997, the Company held mortgage-backed securities with a book value of $16.4 million, all of which were collateralized by single-family mortgage loans. It is the Company's policy to purchase mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation or Freddie Mac ("FHLMC"), Federal National Mortgage Association or Fannie Mae ("FNMA"), or the Government National Mortgage Association or Ginnie Mae ("GNMA"), when such securities can be acquired at attractive yields, and where the investment characteristics of the securities complement the Bank's asset/liability management objectives, primarily as to interest rate adjustments and terms to maturity. FHLMC, FNMA and GNMA mortgage-backed securities have lower risk weightings, and therefore require less capital, than residential mortgage loans. Mortgage-backed securities also may be used as collateral for borrowings and, through repayments, as a source of liquidity. At December 31, 1997, 1996, and 1995, the Company had no investments in privately issued mortgage-backed securities, and had no mortgage-related securities that were rated "high risk" under regulatory guidelines.

     Because they are primarily adjustable rate and have relatively short terms, the Company's mortgage-backed securities are helpful in limiting interest rate risk. Prepayments in the Company's mortgage related securities portfolio may be affected by declining and rising interest rate environments. In a low and falling interest rate environment, prepayments would be expected to increase. The Company's floating rate mortgage-backed securities would be expected to generate lower yields as a result of the effect of falling interest rates on the indexes for determining payment of interest. Additionally, the increased principal payments received may be subject to reinvestment at lower rates. Conversely, in a period of rising rates, prepayments would be expected to decrease, which would make less principal available for reinvestment at higher rates. In a rising rate environment, floating rate instruments would generate higher yields to the extent that the indexes for determining payment of interest did not exceed the life-time interest rate caps. Such prepayments may subject the Company's mortgage-backed securities to yield and price volatility.

     DEPOSIT ACTIVITY. The principal sources of funds for the Bank are core deposits (demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposit of less than $100,000) from the local market areas surrounding each of the Bank's offices. The Bank's deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities as well as a low-cost source of funds. Time and savings accounts, including money market deposit accounts, also provide a relatively stable and low-cost source of funding. The largest source of funds for the Bank remains certificates of deposit.

     The Bank offers a variety of cash management services to its commercial deposit customers including lock-box collections and deposit reconciliation and verification. Commercial customers in Tulsa and Oklahoma City frequently use third-party courier services to deliver deposits which has allowed the Bank to effectively service these metropolitan areas from its current branch locations.

     The Bank's deposits grew by $87.5 million, or 12%, during 1997. Deposit growth during 1997 came mainly from time deposits. The Bank has not solicited brokered deposits as a source of funds, although its capitalization would permit such activity on an unrestricted basis under current federal banking regulations. The Bank plans to solicit brokered deposits on a national basis through a national brokerage firm from time to time in the future when rates on such deposits are attractive relative to other sources of funds with comparable maturities.

     The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposit.

                                   DEPOSITS

                                                                   At December 31,
                           -------------------------------------------------------------------------------------------
                                         1997                           1996                           1995
                           ------------------------------   ------------------------------ ---------------------------
                                       Percent of                      Percent                        Percent
                              Amount    Deposits    Rate    Amount   of Deposits   Rate    Amount   of Deposits   Rate
                           ------------------------------   ------------------------------ ---------------------------
                                                              (dollars in thousands)
Demand deposits............  $ 96,560       11.48%   N/A   $ 83,729        11.11%   N/A   $ 78,308        12.34%   N/A
NOW accounts...............    37,447        4.45   2.37%    34,309         4.55   2.32%    33,762         5.32   2.37%
Money market accounts......    94,496       11.23   4.12     86,910        11.53   3.82     75,330        11.87   4.10
Savings accounts...........     3,655        0.43   2.49      4,086         0.54   2.49      4,788         0.76   2.44
Time deposits of $100,000
  or more..................   132,003       15.69   5.48    123,068        16.33   5.66     86,258        13.60   5.77
Other time deposits........   477,264       56.72   5.74    421,843        55.94   5.77    355,941        56.11   5.89
                            ----------------------        -----------------------        -----------------------
    Total deposits.........  $841,425      100.00%         $753,945       100.00%         $634,387       100.00%
                            ======================        =======================        =======================

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1997.


          AMOUNTS AND MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

             Maturity Period              Amount
     ------------------------------- ---------------
                                      (In thousands)
     Three months or less...........       $ 51,076
     Over three through six months..         47,966
     Over six through 12 months.....         24,227
     Over 12 months.................          8,734
                                     ---------------
         Total......................       $132,003
                                     ===============

     BORROWINGS. The Company uses various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchased and borrowings from the Federal Reserve Bank, the Federal Home Loan Bank ("FHLB") and the Student Loan Marketing Association ("SLMA"). For additional information regarding the Company's borrowings, see "Liquidity" in the Management's discussion on page 17 and "Note
5. Other Borrowed Funds" and "Note 6. Long-Term Debt" to Consolidated Financial Statements on pages 33 and 34 of the Annual Report.

                                                  At December 31,
                                          ----------------------------
                                              1997      1996     1995
                                          ---------  ---------  ------
                                              (dollars in thousands)
Amounts outstanding at end of period
  Treasury, tax and loan note option......  $ 1,595    $1,185   $  471
  Federal funds purchased and securities
    sold under repurchase agreements......   18,953     1,800    2,800
  Other short-term borrowings.............       --        --    7,500
Weighted average rate paid on:
  Treasury, tax and loan note option......     5.25%     4.99%    5.15%
  Federal funds purchased and securities
    sold under repurchase agreements......     4.94%     6.70%    5.75%
  Other short-term borrowings.............       --        --     5.55%

                                                Year Ended December 31,
                                            --------------------------------
                                                1997      1996      1995
                                            ----------  --------  ----------
                                                (dollars in thousands)
Maximum amount of borrowings
 outstanding at any month end:
  Treasury, tax and loan note option........  $ 1,843    $1,500   $ 1,710
  Federal funds purchased and securities
    sold under repurchase agreements........   19,953     2,300    11,200
  Other short-term borrowings...............    5,000        --    12,500
Approximate average short-term borrowings
 outstanding with respect to:
  Treasury, tax and loan note option........    1,205     1,135     1,152
  Federal funds purchased and securities
    sold under repurchase agreements........    4,657       251     1,536
  Other short-term borrowings...............      739       554     1,839
Approximate weighted average rate paid on:
  Treasury, tax and loan not option.........     5.36%     4.96%     5.79%
  Federal funds purchased and securities
    sold under repurchase agreements........     4.98%     5.78%     6.05%
  Other short-term borrowings...............     5.84%     5.59%     6.41%

     The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by the prior period's rate); and (ii) changes in rates (change in rate multiplied by the prior period's volume). Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.

          CHANGES IN INTEREST INCOME AND EXPENSES RATE/VOLUME ANALYSIS

                                       Year Ended                           Year Ended
                                    December 31, 1997                    December 31, 1996
                                       Compared to                          Compared to
                                    December 31, 1996                    December 31, 1995
                              --------------------------------------------------------------
                                     Increase (decrease) attributable to change in:

                                         Yield/     Net                 Yield/      Net
                               Volume     Rate     Change     Volume     Rate      Change
                              ----------------------------   -------------------------------
                                                 (dollars in thousands)
Interest earned on:
  Loans receivable/(1)/        $11,182    $(799)   $10,383    $10,201     $(615)    $9,586
  Investment securities          1,534       49      1,583        243       (57)       186
  Federal funds sold               199       16        215        (46)      (58)      (104)

    Total interest income       12,915     (734)    12,181     10,398      (730)     9,668
Interest paid on:
  NOW accounts                      38       18         56         90       (16)        74
  Money market accounts            449      258        707        332      (364)       (32)
  Savings accounts                 (18)      --        (18)       (22)        3        (19)
  Time deposits                  6,402     (306)     6,096      4,916      (477)     4,439
  Short-term borrowings            240       (5)       235       (143)      (30)      (173)
  Long-term debt                 1,338       --      1,338         --        --         --
                              ----------------------------   -------------------------------
    Total interest expense       8,449      (35)     8,414      5,173      (884)     4,289
                              ----------------------------   -------------------------------
    Net interest income        $ 4,466    $(699)   $ 3,767    $ 5,225     $ 154     $5,379
                              ==============================================================

(1) Average balance includes nonaccrual loans. Fees included in interest income on loans receivable are not considered material to any period presented. Interest on tax-exempt loans and securities is not presented on a tax-equivalent basis because such amounts are not considered material.

REGULATION OF BRANCH AND INTERSTATE BANKING.

     Under the McFadden Act of 1927, national banks may only establish branches to the extent specifically authorized by statute for banks chartered by the state in which the national bank is located and subject to the restrictions as to location imposed by state law on state banks. Oklahoma law provides that Oklahoma banks may establish no more than two branches within the corporate city limits where the main bank is located or within 25 miles of the main bank if it is located in a city that has no other bank. Oklahoma banks, however, may acquire an unlimited number of offices of other banks or savings associations provided that the bank does not control more than 15% of the insured deposits in the State of Oklahoma. Accordingly, the Bank can open branches in markets other than Stillwater only through acquisitions of existing banks or branches.

     The Bank Holding Company Act of 1956, as amended (the "BHC Act") allows the Federal Reserve to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years), if any, specified by the statutory law of the host state. The BHC Act also prohibits the Federal Reserve from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The BHC Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit.

     Beginning on June 1, 1997, the federal banking agencies were authorized to approve interstate bank (as opposed to bank holding company) merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks had "opted out" of the interstate bank mergers that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Oklahoma did not "opt out," and allows interstate bank mergers and interstate branch acquisitions, provided that the Oklahoma bank or branch acquired has been in existence for at least five years. Interstate bank mergers and branch acquisitions also are subject to the nationwide and statewide insured deposit concentration amounts described above.

     Federal law also generally allows bank holding companies to acquire or establish federal savings associations, without regard to location. Under federal law, federal savings associations may establish or acquire branches in or outside of their home states without regard to state restrictions.

     Federal law authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. Oklahoma does not. Federal law also prohibits any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production, and requires an out-of-state bank to help meet the credit needs of the communities served by its interstate branches.


COMPETITION

     The Bank encounters competition primarily in seeking deposits and in obtaining loan customers. The level of competition for deposits is high. The Bank's principal competitors for deposits are other financial institutions, including other banks, credit unions, and savings institutions. Competition among these institutions is based primarily on interest rates and other terms offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities. Additional competition for depositors' funds comes from U.S. Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors, such as securities firms. Competition from credit unions has intensified in recent years as historic federal limits on membership have been relaxed. Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over banks and savings associations, which are fully subject to federal income taxes. Credit unions may use this advantage to offer rates that are highly competitive with those offered by banks and thrifts.

     The Bank also competes in its lending activities with other financial institutions such as savings institutions, credit unions, securities firms, insurance companies, small loan companies, finance companies, mortgage companies and other sources of funds. Many of the Bank's nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks and state regulations governing state chartered banks. As a result, such nonbank competitors have advantages over the Bank in providing certain services. A number of the financial institutions with which the Bank competes in both lending and deposit activities are larger than the Bank. In recent periods, competition has increased in the Bank's market area as new entrants and existing competitors have sought to more aggressively expand their loan and deposit market share, and as a result of the Bank's efforts to solicit larger loan customers, for whom there is greater competition. The Company anticipates that competition may intensify as a result of acquisition of Oklahoma banks by out-of-state bank holding companies and the special advantages given to federal credit unions under current law. See " --Regulation of Branch and Interstate Banking."

     The business of mortgage banking is highly competitive. The Company competes for loan origination with other financial institutions, such as mortgage bankers, state and national commercial banks, savings and loan associations, credit unions and insurance companies. Many of the Company's competitors have financial resources that are substantially greater than those available to the Company. The Company competes principally by providing competitive pricing, by motivating its sales force through the payment of commissions on loans originated, and by providing high quality service to builders, borrowers, and realtors.

EMPLOYEES

     As of December 31, 1997, the Company and the Bank had 348 full-time equivalent employees. None of the employees of the Company or the Bank is subject to a collective bargaining agreement. The Company considers its relationships with its employees and those of the Bank to be good.

                          SUPERVISION AND REGULATION

GENERAL

     The Company and the Bank are extensively regulated under federal and state law. These laws and regulations are generally intended to protect depositors and the federal deposit insurance funds, not shareholders. As an originator of guaranteed student loans, the Bank is also subject to examination by the U.S. Department of Education to determine its compliance with the requirements of federal laws governing student loans. In addition, the Bank is considered to be a federal contractor required to comply with the requirements of the Office of Federal Contract Compliance Programs for affirmative action programs, among other things.

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

FEDERAL BANK HOLDING COMPANY REGULATION

     The Company is a bank holding company within the meaning of the BHC Act, and, as such, it is subject to regulation, supervision and examination by the Federal Reserve. The Company is required to file annual and quarterly reports with the Federal Reserve and to provide to the Federal Reserve such additional information as the Federal Reserve may require.

     With certain limited exceptions, the BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (1) acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantially anti-competi tive result, unless the anti-competitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served.

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

     With certain exceptions, the BHC Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the Federal Reserve considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve also considers capital adequacy and other financial and management factors, including Community Reinvestment Act ("CRA") and "fair lending" compliance, in reviewing acquisitions and mergers.

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

STATE BANK HOLDING COMPANY REGULATION

     Under Oklahoma law, any bank holding company or other company which submits an application to the Federal Reserve for approval of the acquisition of a state or national bank located in Oklahoma must submit a copy of such application to the Oklahoma Bank Board. Subject to certain exceptions for supervisory acquisitions and certain other limited exceptions, Oklahoma law further provides that it shall be unlawful for a multi-bank holding company to acquire direct or indirect ownership or control of any financial institution with deposits insured by the FDIC or the National Credit Union Administration ("NCUA") and located in Oklahoma if such acquisition results in such multi-bank holding company having direct or indirect ownership or control of banks located in Oklahoma, the total deposits of which at the time of such acquisition exceed 15% of aggregate deposits of all financial institutions with deposits insured by the FDIC and the NCUA. See "Business -- Regulation of Branch and Interstate Banking."

FEDERAL BANK REGULATION

     As a national bank, the Bank is subject to the primary supervision of the OCC under the National Bank Act. The prior approval of the OCC is required for a national bank to establish or relocate an additional branch office or to engage in any merger, consolidation, or significant purchase or sale of assets.

     The OCC regularly examines the operations and condition of the Bank, including but not limited to its capital adequacy, reserves, loans, investments, and management practices. These examinations are for the protection of the Bank's depositors and the Bank Insurance Fund. In addition, the Bank is required to furnish quarterly and annual reports to the OCC. The OCC's enforcement authority includes the power to remove officers and directors and the authority to issue cease and desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

     The OCC has adopted regulations regarding the capital adequacy of national banks, which require national banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulatory Capital Requirements."

     The ability of banks and bank holding companies to operate in multiple locations or in more than one state is regulated by both federal and state law. See "Business -- Regulation of Branch and Interstate Banking."

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

     The Bank participates in various community development programs in an effort to meet its responsibilities under the CRA. The Bank's participation in the Guaranteed Student Loan program, the SBA loan programs, and the Central Oklahoma Clearing House Association Home Loan program also helped meet CRA responsibilities. In addition, the Bank has developed and operates its own Sheltered Home Loan program to specifically address the need for a home loan program for low-to-moderate income borrowers.

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

     Under OCC regulations, national banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards; prudent underwriting standards, including loan-to-value limits, that are clear and measurable; loan administration procedures; and documentation, approval, and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") adopted by the federal bank regulators. The Interagency Guidelines, among other things, call for internal loan-to-value limits for real estate loans that are not in excess of the limits specified in the Guidelines. The Interagency Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

     1996 Act. The operations of the Company and the Bank are affected by new
     --------
federal and state laws. The federal Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "1996 Act"), enacted in September 1996, included provisions that affect banks, bank holding companies, and savings institutions. The 1996 Act had, and is expected to have in the future, its most significant effect upon banks and savings institutions that hold deposits assessed at Savings Deposit Insurance Fund ("SAIF") rates. Among other things, the 1996 Act recapitalized the SAIF through a special assessment on savings association deposits and bank deposits that had been acquired from savings associations. The Bank is assessed at "SAIF" rates on certain deposits, as described below. The 1996 Act may increase competition from savings associations by equalizing, over time, the amount of federal insurance premiums paid on savings association and bank deposits. The 1996 Act also provided that institutions with deposits insured by the Bank Insurance Fund ("BIF"), as well as those with SAIF-insured deposits, are responsible for payment of certain bonds issued in connection with the resolution of failed savings associations. The result of these provisions will be somewhat higher federal deposit insurance premiums for the Bank. These higher insurance premiums are not expected to have a material adverse effect on the Bank or the Company.

     The 1996 Act also simplified the regulatory approval process for new activities of banks and bank holding companies, and reduces a number of other regulatory burdens. None of these changes is expected to have a significant effect on the Company or the Bank.

DEPOSIT INSURANCE

     As an FDIC member institution, the deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the BIF, administered by the FDIC, and the Bank is required to pay quarterly deposit insurance premium assessments to the FDIC.

     The FDIC is permitted by Federal Law to make special assessments on insured depository institutions, in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Generally, under the risk-based assessment system used by the FDIC, banks are assessed insurance premiums according to how much risk they are deemed to present the BIF. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. As a result of the acquisition of savings association deposits in 1991, the Bank is required to pay insurance premiums on a portion of its deposits at the rates assessed on SAIF-insured deposits. The 1996 Act authorized the FDIC to assess a one-time fee on institutions with deposits insured by the SAIF and other deposits assessed at SAIF rates in order to increase the SAIF's reserves to the 1.25% of insured deposits required by the Federal Deposit Insurance Act. The amount of this one-time special assessment on the Bank's SAIF-assessable deposits was $436,000. After the payment of this special assessment in 1996, the insurance premiums related to the Bank's SAIF-assessable deposits were reduced. The Bank has been informed that it is in the lowest assessment category for BIF and SAIF for the first assessment period of 1998.

DIVIDENDS

     The principal source of the Company's cash revenues is dividends received from the Bank. Pursuant to the National Bank Act, no national bank may pay dividends from its paid-in capital. All dividends must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of a bank's net profits for the preceding half-year in the case of quarterly or semiannual dividends, or the preceding two half-year periods in the case of an annual dividends, are transferred to the surplus fund. The approval of the OCC is required prior to the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. The Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized.

     At December 31, 1997 the Bank had a maximum of approximately $13.2 million available for dividend payments to the Company under the foregoing statutes. Accordingly, the Company does not anticipate that these limitations will affect the Company's ability to pay dividends to its shareholders consistent with its past practice and as proposed.

     In the first quarter of 1998, the Company adopted a policy which prohibits the declaration of dividends on common stock while the Company is operating at a loss. Dividends on common stock were declared in the third quarter of 1997, prior to the adoption of this policy, although a loss was incurred for that quarter.

     In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends which would constitute an unsafe and unsound banking practice. The Bank and the Company are not currently subject to any such regulatory restrictions on their dividends.

REGULATORY CAPITAL REQUIREMENTS

     The Federal Reserve and the OCC have established guidelines for maintenance of appropriate levels of capital by bank holding companies and national banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

     The regulations of the Federal Reserve and the OCC require bank holding companies and national banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, are permitted to operate at or near this minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. A bank or bank holding company experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

     The risk-based capital rules of the Federal Reserve and the OCC require bank holding companies and national banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (noncumulative perpetual preferred stock with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock. Federal Reserve Guidelines applicable to cumulative perpetual preferred stock limit the amount of the Company's outstanding Preferred Stock and the 9.30% Cumulative Trust Preferred Securities issued by SBI Capital Trust that may be included in the calculation of Tier 1 capital to 25% of total Tier 1 capital. The excess, if any, is included as supplementary capital.

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

     In 1996, the federal bank regulatory agencies, including the OCC, issued a joint policy statement regarding the evaluation of commercial banks' capital adequacy for interest rate risk. Under the policy, the OCC's assessment of a bank's capital adequacy includes an assessment of the bank's exposure to adverse changes in interest rates. The OCC has determined to rely on its examination process for such evaluations rather than on standardized measurement systems or formulas. The OCC may require banks that are found to have a high level of interest rate risk exposure or weak interest rate risk management systems to take corrective actions. Management believes its interest rate risk management systems and its capital relative to its interest rate risk are adequate.

     Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 1997, and was not required to maintain such supplemental capital.

     The OCC has established regulations that classify national banks by capital levels and provide for the OCC to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A national bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 1997, the Bank was well-capitalized as defined in the OCC's regulations.

     As of December 31, 1997, the Company and the Bank were in compliance with applicable capital requirements. See "Note 6. Long Term Debt," "Note 8. Shareholders' Equity" and "Note 9. Capital Requirements" to the Notes to Consolidated Financial Statements on pages 34, 36 and 37 of the Annual Report.

SUPERVISION AND REGULATION OF MORTGAGE BANKING OPERATIONS

     The Bank's mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans' Administration ("VA"), FMHA and FNMA with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as the Company are required annually to submit to FNMA, FHA and VA audited financial statements, and each regulatory entity has its own financial requirements. The Company's affairs are also subject to examination by the Federal Reserve, FNMA, FHA and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Fair Credit Reporting Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Company's mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.

MONETARY POLICY

     The earnings of a bank holding company are affected by the policies of regulatory authorities, including the Federal Reserve, in connection with the Federal Reserve's regulation of the money supply. The Federal Reserve uses various methods to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.



                     EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                                        AGE       POSITIONS
----                                                        ---       ---------
Robert L. McCormick....................................     63        President and Director of the Company; Vice Chairman
                                                                      and Chief Executive Officer and Director of the Bank

Thomas E. Bennett, Jr..................................     47        President, Tulsa Division of the Bank

Kerby E. Crowell.......................................     48        Executive Vice President, Treasurer and Chief
                                                                      Financial Officer of the Company and the Bank

Rick J. Green..........................................     50        Executive Vice President and Chief Operating Officer
                                                                      of the Bank

Jerry L. Lanier........................................     49        Senior Vice President of the Bank

Joseph P. Root.........................................     33        President, Central Oklahoma Division of the Bank

Kimberly G. Sinclair...................................     42        Executive Vice President and Chief Administrative
                                                                      Officer of the Bank

Stanley R. White.......................................     51        Chief Lending Officer of the Bank

Patrick E. Zimmerman...................................     36        President, Stillwater Division of the Bank

     Set forth below is certain information regarding the principal occupations and business experience of each executive officer of the Company. Unless otherwise indicated, each person has held the indicated positions for at least the last five years.

     Robert L. McCormick has been a director and Chief Executive Officer of the Company since its inception in 1981. He has been President, Chief Executive Officer and a director of the Bank since 1970. He is presently a Regent, Oklahoma State Regents for Higher Education. He has served as President of the Independent Bankers Association of America; President, Independent Bankers Association of Oklahoma; President of the Board of Directors Stillwater Chamber of Commerce; Chairman of the State Chamber, Oklahoma's Association of Business and Industry; Chairman and President of the Board of Directors for the Oklahoma Academy for State Goals; Chairman of the Board of Trustees of the Oklahoma State University Foundation; 1991 Drive Chairman for the Stillwater United Way; and was 1990 Citizen of the Year of the Stillwater Chamber of Commerce.

     Thomas E. Bennett, Jr. has been President of the Tulsa Division of the Bank since 1991 and associated with the Bank since 1973; with the exception of 1985-86 when he was a White House Fellow and Special Assistant to the Comptroller of the Currency, U.S. Department of the Treasury in Washington, D.C.; and from 1986-87 while he obtained a Masters in Public Administration with Honors from Harvard University in Cambridge, Massachusetts; and from 1987-88 when he was Senior Advisor and Coordinator of Strategic Planning for the Oklahoma Department of Commerce putting together a comprehensive Five Year Economic Development Plan for the State of Oklahoma. Mr. Bennett is currently a Member of the National Advisory Board of the U.S. Small Business Administration, Director of the Tulsa Metropolitan Chamber of Commerce and a Trustee of the Tulsa Airport Authority. Mr. Bennett is a former Trustee of Rogers University, a past National President of the Oklahoma State University Alumni Association, a former Trustee of the Oklahoma State University Development Foundation, a past National Director of the Independent Bankers Association of America, a past Director of the Higher Education Alumni Council of Oklahoma, and a member of Oklahoma's Post Secondary Oversight Counsel. Mr. Bennett is a past member of the Regional Advisory Board of the Resolution Trust Corporation, a past Chairman of the Oklahoma Group of the Robert Morris Associates, and a past Chairman of the lending committee of the Oklahoma Bankers Association. He is also a past Director of the Tulsa Philharmonic, past President and Drive Chairman of the Stillwater United Way, past President and Co-founder of the Stillwater Public Education Foundation, past Director of the Stillwater Chamber of Commerce, Stillwater YMCA and Payne County Red Cross.

     Kerby E. Crowell has served as Executive Vice President, Treasurer and Chief Financial Officer of the Company and the Bank for the last eleven years. Mr. Crowell joined the Bank in 1969. He is currently President of the Oklahoma City Chapter of the Financial Executives Institute, and a member of the Bank Operations Committee of the Independent Bankers Association of America. He is past President and Director of the Oklahoma 4-H Foundation, Inc., Director and past President of the Payne County Affiliate of the American Diabetes Association, past President of the Stillwater Breakfast Kiwanis Club, the Bank Administration Institute's Northern Oklahoma Chapter, and the North Central Chapter of Certified Public Accountants, and past Vice Chairman of the Bank Services Committee. Mr. Crowell is also a graduate of the Leadership Stillwater Class XI.

     Rick J. Green is an Executive Vice President and the Chief Operating Officer of the Bank. Previously, Mr. Green has served as President of the Central Oklahoma Division of the Bank and as Executive Vice President of the Bank. Mr. Green joined the Bank in 1972. He is a member of the Oklahoma City and Edmond Chambers of Commerce and has served as Chair/Ambassador of the Stillwater Chamber of Commerce, on the Oklahoma State University Alumni Association Homecoming and Honor Students Committees, as Chairman of the Payne County Youth Services, as Co-Chairman of the United Way of Stillwater Fund Drive and as a member of the Advisory Board of the Oklahoma State University Technical Institute. He is a member of the Commercial Real Estate Association of Oklahoma City, the Oklahoma and Oklahoma City Homebuilders Associations, and past member of the Stillwater Medical Center Committee on Physician Recruitment.

     Jerry L. Lanier was recently appointed Senior Vice President in Credit Administration, supervising this area corporate-wide. From 1992 until joining the Bank in 1998, Mr. Lanier was a consultant specializing in loan review. During this same period he also served as court-appointed receiver for a number of Oklahoma-based insurance companies. From 1982-1992, Mr. Lanier served as President of American National Bank and Trust Co. of Shawnee, Oklahoma including service as Chief Executive Officer from 1987-92. From 1970-1981, he was a National Bank Examiner for the Comptroller of the Currency in Oklahoma City and Dallas, Texas, and, while an examiner, served as Regional Director of Special Surveillance from 1979 to 1981, and conducted bank examinations in Europe. Mr. Lanier has served as United Way Drive Chairman and President; Chairman of the Shawnee Advisory Board of Oklahoma Baptist University; Director of the Shawnee Chamber of Commerce; Director and Chairman of the Youth and Family Resource Center; and President and Trustee of the Shawnee Educational Foundation.

     Joseph P. Root was appointed President of the Central Oklahoma Division of the Bank in November 1997. Previously, Mr. Root was Senior Vice President in the Central Oklahoma Division. Mr. Root joined the Bank in 1992. He is a member of the Oklahoma City Chamber of Commerce and the State Chamber of Commerce of Oklahoma, and of Robert Morris Associates. In addition, he is a member of the Oklahoma City Men's Dinner Club.

     Kimberly G. Sinclair was appointed Chief Administrative Officer in 1995 and has been Executive Vice President of the Bank since 1991. Prior to 1991, she had been Senior Vice President and Chief Operations Officer of the Bank since 1985. Ms. Sinclair joined the Bank in 1975. She is a member of the Stillwater Junior Service League, Treasurer of the Board of Trustees of the Stillwater Public Education Foundation, and a graduate of the Leadership Stillwater Class IX. She has been an Ambassador with the Stillwater Chamber of Commerce and active with the Pioneer Booster Club and Stillwater PTA.

     Stanley R. White was appointed Chief Lending Officer in December 1995. Prior to this appointment he had been President of the Stillwater Division of the Bank since 1991. Mr. White joined the Bank in 1974. He is a past member and past Chairman of the Board of Trustees of the Stillwater Medical Center, past Director of the Stillwater Public Education Foundation, the Judith Karman Hospice, United Way, March of Dimes, and the Stillwater Rotary, and past President of the Stillwater Chamber of Commerce and the Stillwater Industrial Foundation. Mr. White has also served as past Director of the Oklahoma State University Alumni Association and the Oklahoma State Chamber of Commerce, past Board Member of the Oklahoma Law Enforcement Retirement Board, and currently serves as Director of the Oklahoma Medical Research Foundation, Director of Leadership Oklahoma, Vice President of Leadership Oklahoma Alumni, past Chairman and Trustee of the Board of Governors of the Oklahoma State University Foundation, and is a Director of Oklahoma Academy for State Goals. Mr. White is also past Chairman of the Oklahoma Bankers Association, past Chairman of the Oklahoma Bankers Association Government Relations Council and past Chairman of the Education Committee of this organization, and a member of the American Bankers Association Government Relations Council. Mr. White is also Director of the Texas Chapter and Senior Member of the Robert Morris Association.

     Patrick E. Zimmerman has been President of the Stillwater Division since July 1996. Prior to becoming President, Mr. Zimmerman served as Executive Vice President and Stillwater Division Manager from December 1995 to July 1996, as Senior Vice President of Commercial Lending of the Bank from January 1995 to December 1995, as Vice President of Commercial Lending of the Bank from January 1992 to January 1995, and as the Administrative Vice President and Branch Manager of Farm Credit Services in Stillwater, an agricultural lending institution, from February 1987 to January 1992. Mr. Zimmerman is a member of the Stillwater Chamber of Commerce and a 1995 Graduate of Leadership Oklahoma. He currently serves as a board member of the Oklahoma State University Alumni Association. Mr. Zimmerman has also served as a board member of the Stillwater Chamber of Commerce, Stillwater Area United Way, and as a Director of the Stillwater Industrial Foundation. He was the Campaign Chairman for the 1996 Stillwater Area United Way Campaign and is past Chairman of the Board of the Stillwater Chamber of Commerce. Mr. Zimmerman is past president of the Stillwater Frontier Rotary Club and is past Chairman of the Banking Leadership Oklahoma Committee for the Oklahoma Bankers Association. Mr. Zimmerman is also a member of the Robert Morris Association.


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

     In order to provide room for the back-office operations needed to support its asset growth, the Bank has leased approximately 24,000 square feet of additional space at 1624 Cimarron Plaza in Stillwater, in which it houses student lending operations along with its accounting, marketing, finance, loan review and check-clearing operations. The lease on this space expires on March 31, 2001 with options to renew through February 28, 2010.

     The Bank's Oklahoma City office occupies 22,677 square feet in the Waterford office complex near 63rd Street and Pennsylvania Avenue and includes one ATM. The space is leased pursuant to Leases which expire on December 31, 2002, with options to renew for up to six years.

     The Bank owns an additional parcel of land in Oklahoma City where one of the branches acquired in the Branch Acquisition was formerly located and is now used only to house an ATM. The parcel occupies 15,000 square feet at the intersection of Broadway and Robert S. Kerr Avenues. The building occupies
1,400 square feet. The Company has leased out this building on a month-to-month basis while retaining the right to maintain its ATM on the premises.

     The Bank's Tulsa banking offices consist of 22,337 square feet of leased space in the Silvey office building near 61st and Lewis Streets and an owned full-service branch located at 21st and Birmingham Streets. The leased facility provides space for E-Bank, commercial and mortgage lending operations, teller services, deposit-gathering services, and an ATM. The space is leased for five years with options to renew for up to ten years. The owned facility consists of 16,000 square feet of land with a 2,000 square foot facility housing a three-lane drive-in and lending and deposit-gathering operations.

     The Company is in the process of constructing a new facility to replace its 21st and Birmingham Streets office in Tulsa. Groundbreaking on this 42,000 square foot building occurred May 22, 1997, with occupancy anticipated in the fourth quarter of 1998. When opened, the building will include space for rental to third parties. The total cost of the new building is expected to be $9.5 million. A substantial portion of these costs will be capitalized and, except for the cost of the land, will be expensed over the useful life of the property.

     During 1996, the Bank purchased a new building at 500 W. Grand Avenue, Chickasha, Oklahoma. The building consists of approximately 3,600 square feet of office space and has one drive-through lane. The Bank also continues to own the office building at its former location in Chickasha and to house an ATM on that site.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     In the normal course of business, the Company is at all times subject to various pending and threatened legal actions. The relief or damages sought in some of these actions may be substantial. After reviewing pending and threatened actions with counsel, management considers that the outcome of such actions will not have a material adverse effect on the Company's financial position; however, the Company is not able to predict whether the outcome of such actions may or may not have a material adverse effect on results of operations in a particular future period as the timing and amount of any resolution of such actions and relationship to the future results of operations are not known.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

     The information contained under the section captioned "Stock Information" in the Annual Report (See Exhibit 13, page 48) is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The information contained in the table captioned "Selected Consolidated Financial Data" in the Annual Report (See Exhibit 13, pages 5 and 6) is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report (See Exhibit 13, pages 8 through 21) is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     The information contained in the section captioned "Asset/Liability Management and Quantitative and Qualitative Disclosures About Market Risk" in the Annual Report (See Exhibit 13, pages 17 through 19) is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The consolidated financial statements contained in the Annual Report (see
Item 14(a)(1)) and the information under the caption "Selected Quarterly Financial Data (Unaudited)" in the Annual Report (See Exhibit 13, pages 22 through 44 and 7) are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not applicable.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     The information concerning the Board of Directors of the Company and the filing of Beneficial Ownership Reports contained under the section captioned "Proposal I -- Election of Directors" on pages 3 through 6 of the Proxy Statement and the information with respect to initial statements of beneficial ownership and changes in beneficial ownership under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" on page 13 of the Proxy Statement are incorporated herein by reference. For information as to executive officers of the Company, see "Executive Officers of the Registrant" in
Part I of this Annual Report on Form 10-K.


ITEM 11. MANAGEMENT REMUNERATION
--------------------------------

     The information contained under the sections captioned "Compensation Committee Report on Executive Compensation," "Stock Performance Comparisons" and "Executive Compensation and Other Benefits" on pages 6 through 11 of the Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     (A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          -----------------------------------------------

          Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" on pages 1 and 2 of the Proxy Statement.

     (B)  SECURITY OWNERSHIP OF MANAGEMENT
          --------------------------------

          Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Management" on pages 12 and 13 of the Proxy Statement.

     (C)  CHANGES IN CONTROL
          ------------------

          Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Certain Transactions" on page 11 of the Proxy Statement.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

     (A)  DOCUMENTS FILED AS PART OF THIS REPORT
          --------------------------------------

     (1)  FINANCIAL STATEMENTS.  The following financial statements are
          --------------------
incorporated by reference in Item 8 hereof from the Annual Report (see Exhibit 13, pages 22 through 44 ).

     Independent Auditors' Report

     Consolidated Statements of Financial Condition at December 31, 1997 and
     1996

     Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

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

     (3)  EXHIBITS.  The following is a list of exhibits filed as part of this
          --------
Annual Report on Form 10-K with an index to their location in the sequentially numbered copy of this Annual Report on Form 10-K.


     NO.       EXHIBITS
     ---       --------
     3.1       Amended and Restated Certificate of Incorporation of Southwest
                Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30,
                1996)
     3.2       Bylaws of Southwest Bancorp, Inc. (incorporated by reference as
                Exhibit 3.2 to Registration Statement on Form S-1 (File No. 33-71168))

    4          Certificate of Designations for 9.20% Redeemable, Cumulative,
                Preferred Stock, Series A (incorporated by reference to Exhibit 4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1995)
*   10.1       1992 Performance Unit Plan (incorporated by reference as Exhibit
                10.1 to Registration Statement on Form S-1 (File No. 33-71168))
*   10.2       Severance Compensation Plan (incorporated by reference as Exhibit
                10.2 to Registration Statement on Form S-1 (File No. 33-71168))
*   10.3       Southwest Bancorp, Inc. 1994 Stock Option Plan (incorporated by reference from Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993)
*   10.4       Southwest Bancorp, Inc. Employee Stock Purchase Plan
                (incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (File No. 33-97850))
    10.5       Agreement dated as of November 17, 1997 between Stillwater
               National Building Corporation and Flintco, Inc. with respect to
               1500 South Utica,
               Tulsa, Oklahoma
    13         1997 Annual Report to Stockholders
    21         Subsidiaries of the Registrant
    23         Consent of Independent Auditors
    24         Power of Attorney
    27         Financial Data Schedule

     (B)  REPORTS ON FORM 8-K.  No reports on Form 8-K were filed during the
          -------------------
last quarter of the period covered by this Annual Report on Form 10-K.

     (C)  EXHIBITS.  See (a)(3) above for all exhibits filed herewith and the
          --------
Exhibit Index.

     (D)  FINANCIAL STATEMENTS EXCLUDED FROM ANNUAL REPORT.  There are no other
          ------------------------------------------------
financial statements which were excluded from the Annual Report to Stockholders by Rule 14a-3(b) which are required to be included herein.

------------
* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                SOUTHWEST BANCORP, INC.

March 25, 1998                                  By: /s/ Robert L. McCormick
                                                    ----------------------------
                                                    Robert L. McCormick
                                                    President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert L. McCormick                             March 25, 1998
-------------------------------------------
Robert L. McCormick
Director and President
(Principal Executive Officer)


/s/ Kerby E. Crowell                                March 25, 1998
-------------------------------------------
Kerby E. Crowell
Executive Vice President, Treasurer
 and Chief Financial Officer
 (Principal Financial and
 Accounting Officer)

  A majority of the directors of the Company executed a power of attorney appointing Robert L. McCormick as their attorney-in-fact, empowering him to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Form 10-K for the year ended December 31, 1997. This report has been signed below by such attorney-in-fact as of March 25, 1998.

By: /s/ Robert L. McCormick
    ---------------------------------------
    Robert L. McCormick
    Attorney-in-Fact for Majority of the
    Directors of the Company