Form 10-Q
period 1998-03-31
SOUTHWEST BANCORP INC
filed 1998-05-08
CIK 914374

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ------------------------------


                                   FORM 10-Q


         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1998.

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

                                   3,795,100
                                   ---------




                                    1 of 20
                            SOUTHWEST BANCORP, INC.

                               INDEX TO FORM 10-Q


                                                                           Page No.
PART I.  FINANCIAL INFORMATION

      ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              Unaudited Consolidated Statements of Financial Condition at
              March 31, 1998 and  December 31, 1997                           3

              Unaudited Consolidated Statements of Operations for the three
              months ended March 31, 1998 and 1997                            4


              Unaudited Consolidated Statements of Cash Flows for the three
              months ended March 31, 1998 and 1997                            5

              Unaudited Consolidated Statements of Shareholders' Equity
              for the three months ended March 31, 1998 and 1997              6


              Unaudited Consolidated Statements of Comprehensive Income
              for the three months ended March 31, 1998 and 1997              7

              Notes to Unaudited Consolidated Financial Statements            8

              Average Balances, Yields and Rates                             13

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                            14

PART II.  OTHER INFORMATION                                                  19

SIGNATURES                                                                   20

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share data)

                                                                                   March 31,               December 31,
                                                                                      1998                     1997
                                                                                 --------------           --------------
Assets
Cash and due from banks                                                               $ 21,827                 $ 26,259
Federal funds sold                                                                           -                   10,000
                                                                                 --------------           --------------
     Cash and cash equivalents                                                          21,827                   36,259
Investment securities:
     Held to maturity, fair value $87,041 (1998) and $87,592 (1997)                     86,395                   86,994
     Available for sale, amortized cost $100,729 (1998) and $99,778 (1997)             101,820                  100,746
Loans receivable, net of allowance for loan losses
     of $8,897 (1998) and $8,282 (1997)                                                745,068                  710,831
Accrued interest receivable                                                             10,317                    8,883
Premises and equipment, net                                                             14,675                   13,571
Other assets                                                                             5,798                    6,002
                                                                                 --------------           --------------
                Total assets                                                          $985,900                 $963,286
                                                                                 ==============           ==============

Liabilities & shareholders' equity
Deposits:
     Noninterest-bearing demand                                                       $ 44,867                 $ 96,560
     Interest-bearing demand                                                             5,230                   37,447
     Money market accounts                                                             175,969                   94,496
     Savings accounts                                                                    3,452                    3,655
     Time deposits                                                                     609,709                  609,267
                                                                                 --------------           --------------
        Total deposits                                                                 839,227                  841,425
                                                                                 --------------           --------------
Income taxes payable                                                                     1,196                      521
Accrued interest payable                                                                 6,108                    6,504
Other liabilities                                                                        1,743                    1,227
Short-term borrowings                                                                   42,825                   20,548
Long-term debt:
     Guaranteed preferred beneficial interests in the Company's
        subordinated debentures                                                         25,013                   25,013
                                                                                 --------------           --------------
            Total liabilities                                                          916,112                  895,238
                                                                                 --------------           --------------
Commitments and contingencies                                                                -                        -
Shareholders' equity:
     Serial preferred stock -
        Series A, 9.20% Redeemable, Cumulative Preferred Stock;
            $1 par value; 1,000,000 shares authorized; liquidation value
            $17,250,000; 690,000 shares issued and outstanding                             690                      690
        Series B, $1 par value; 1,000,000 shares authorized; none issued                     -                        -
     Common stock - $1 par value; 10,000,000 shares authorized; issued
        and outstanding 3,791,147 (1998) and 3,787,839 (1997)                            3,791                    3,788
     Capital surplus                                                                    24,832                   24,764
     Retained earnings                                                                  39,821                   38,226
     Accumulated other comprehensive income:
        Unrealized gain (loss) on investment securities available for sale,
            net of tax                                                                     654                      580
                                                                                 --------------           --------------
                Total shareholders' equity                                              69,788                   68,048
                                                                                 --------------           --------------
                Total liabilities & shareholders' equity                              $985,900                 $963,286
                                                                                 ==============           ==============

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)

                                                                      For the three months
                                                                         ended March 31,
                                                                    1998               1997
                                                                ------------       ------------
Interest income:
     Interest and fees on loans                                     $16,996            $15,516
     Investment securities:
        U.S. Government and agency obligations                        2,425              1,742
        State and political subdivisions                                128                136
        Mortgage-backed securities                                      254                361
        Other securities                                                111                 15
     Federal funds sold                                                  33                 81
                                                                ------------       ------------
        Total interest income                                        19,947             17,851

Interest expense:
     Interest-bearing demand                                             95                209
     Money market accounts                                            1,008                919
     Savings accounts                                                    19                 25
     Time deposits                                                    8,529              8,036
     Short-term borrowings                                              405                 70
     Long-term debt                                                     582                  -
                                                                ------------       ------------
        Total interest expense                                       10,638              9,259
                                                                ------------       ------------

Net interest income                                                   9,309              8,592
     Provision for loan losses                                          825              3,001
                                                                ------------       ------------
Net interest income after provision for loan losses                   8,484              5,591

Other income:
     Service charges and fees                                           824                752
     Credit cards                                                        53                193
     Other noninterest income                                           149                 58
     Gain (loss) on sales of loans receivable                           569                411
     Gain (loss) on sales of investment securities                       17                  -
                                                                ------------       ------------
        Total other income                                            1,612              1,414

Other expenses:
     Salaries and employee benefits                                   3,342              3,487
     Occupancy                                                        1,186              1,043
     FDIC and other insurance                                            64                 63
     Credit cards                                                        (4)                76
     General and administrative                                       1,864              1,690
                                                                ------------       ------------
        Total other expenses                                          6,452              6,359
                                                                ------------       ------------
Income before taxes                                                   3,644                646
     Taxes on income                                                  1,311                186
                                                                ------------       ------------

Net income                                                       $    2,333          $     460
                                                                ============       ============
Net income available to common shareholders                      $    1,936          $      63
                                                                ============       ============

Basic earnings per common share                                  $     0.51          $    0.02
                                                                ============       ============
Diluted earnings per common share                                $     0.50          $    0.02
                                                                ============       ============

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                        For the three months
                                                                                           ended March 31,
                                                                                       1998               1997
                                                                                   ------------       ------------
Operating activities:
     Net income                                                                    $     2,333          $     460
     Adjustments to reconcile net income to net
        cash (used in) provided from operating activities:
            Provision for loan losses                                                      825              3,001
            Depreciation and amortization expense                                          412                381
            Amortization of premiums and accretion of
                discount on securities, net                                                 30                 43
            Amortization of intangibles                                                     55                 45
            (Gain) Loss on sales of securities                                             (17)                 -
            (Gain) Loss on sales of loans receivable                                      (569)              (411)
            (Gain) Loss on sales of premises/equipment                                       -                  -
            (Gain) Loss on other real estate owned, net                                      -                  -
            Proceeds from sales of residential mortgage loans                           24,563             14,839
            Residential mortgage loans originated for resale                           (26,548)           (11,521)
     Changes in assets and liabilities:
        Accrued interest receivable                                                     (1,434)              (607)
        Other assets                                                                        11               (574)
        Income taxes payable                                                               675               (173)
        Accrued interest payable                                                          (396)                59
        Other liabilities                                                                  478             (1,331)
                                                                                   ------------       ------------
            Net cash (used in) provided from operating activities                          418              4,211
                                                                                   ------------       ------------
Investing activities:
     Proceeds from sales of held to maturity securities                                      -                  -
     Proceeds from sales of available for sale securities                                    -                  -
     Proceeds from principal repayments and maturities:
        Held to maturity securities                                                      7,008              2,006
        Available for sale securities                                                    5,610              4,001
     Purchases of held to maturity securities                                           (6,432)            (3,260)
     Purchases of available for sale securities                                         (6,551)            (5,628)
     Loans originated and principal repayments, net                                    (39,204)           (48,101)
     Proceeds from sales of guaranteed student loans                                     6,611             11,317
     Purchases of premises and equipment                                                (1,568)            (3,428)
     Proceeds from sales of premises and equipment                                          52                  -
     Proceeds from sales of other real estate                                              174                  -
                                                                                   ------------       ------------
            Net cash (used in) provided from investing activities                      (34,300)           (43,093)
                                                                                   ------------       ------------
Financing activities:
     Net increase (decrease) in deposits                                                (2,198)            60,592
     Net increase (decrease) in short-term borrowings                                   22,277                  -
     Net proceeds from issuance of common stock                                             71                 48
     Common stock dividends paid                                                          (303)              (263)
     Preferred stock dividends paid                                                       (397)              (397)
                                                                                   ------------       ------------
            Net cash (used in) provided from financing activities                       19,450             59,980
                                                                                   ------------       ------------
Net increase (decrease) in cash and cash equivalents                                   (14,432)            21,098
Cash and cash equivalents,
     Beginning of period                                                                36,259             22,914
                                                                                   ------------       ------------
     End of period                                                                     $21,827            $44,012
                                                                                   ============       ============

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands except share data)

                                                                                                          Accumulated      Total
                                                                                                             Other        Share-
                                         Preferred Stock         Common Stock       Capital   Retained   Comprehensive   holders'
                                        Shares     Amount      Shares     Amount    Surplus   Earnings       Income       Equity
                                      --------------------------------------------------------------------------------------------
Balance, January 1, 1997                690,000      $690    3,764,216    $3,764    $24,332    $36,041            $205    $65,032

Cash dividends paid:
     Preferred, $0.575 per share              -         -            -         -          -       (397)              -       (397)
Cash dividends declared:
     Common, $0.08 per share                  -         -            -         -          -       (301)              -       (301)
Common stock issued:
     Employee Stock Option Plan               -         -            -         -          -          -               -          -
     Employee Stock Purchase Plan             -         -          956         1         19          -               -         20
     Dividend Reinvestment Plan               -         -        1,343         2         26          -               -         28
Change in unrealized gain
     (loss) on available for sale
     securities, net of tax                   -         -            -         -          -          -            (303)      (303)
Net income                                    -         -            -         -          -        460               -        460
                                      --------------------------------------------------------------------------------------------

Balance, March 31, 1997                 690,000      $690    3,766,515    $3,767    $24,377    $35,803            $(98)   $64,539
                                      ============================================================================================



Balance, January 1, 1998                690,000      $690    3,787,839    $3,788    $24,764    $38,226            $580    $68,048

Cash dividends paid:
     Preferred, $0.575 per share              -         -            -         -          -       (397)              -       (397)
Cash dividends declared:
     Common, $0.09 per share                  -         -            -         -          -       (341)              -       (341)
Common stock issued:
     Employee Stock Option Plan               -         -        1,500         1         19          -               -         20
     Employee Stock Purchase Plan             -         -          685         1         18          -               -         19
     Dividend Reinvestment Plan               -         -        1,123         1         31          -               -         32
Change in unrealized gain
     (loss) on available for sale
     securities, net of tax                   -         -            -         -          -          -              74         74
Net income                                    -         -            -         -          -      2,333               -      2,333
                                      --------------------------------------------------------------------------------------------

Balance, March 31, 1998                 690,000      $690    3,791,147    $3,791    $24,832    $39,821            $654    $69,788
                                      ============================================================================================

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

                                                                                 For the three months
                                                                                    ended March 31,
                                                                                 1998            1997
                                                                             -----------      -----------
Net income                                                                       $2,333           $  460

Other comprehensive income, net of tax:
     Unrealized gain (loss) on investment securities available
        for sale, net of tax expense (benefit) totaling $49 for 1998
        and $(203) for 1997                                                          74             (303)
                                                                             -----------      -----------

Comprehensive income                                                             $2,407           $  157
                                                                             ===========      ===========

                            SOUTHWEST BANCORP, INC.

              Notes to Unaudited Consolidated Financial Statements


NOTE 1:  GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. However, the financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation. The results of operations and cash flows for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.


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


NOTE 3:  RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 1996, the Financial Accounting Standards Board (the "FASB ") issued Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 requires the Company to recognize the financial and servicing assets it controls and liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. The adoption of SFAS No. 125 did not affect the Company's consolidated financial position or results of operations. In December of 1996, the FASB issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. The Company adopted SFAS No. 127 on January 1, 1998 as required; the adoption did not affect the Company's consolidated position or results of operations.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. In addition, SFAS No. 130 requires the Company to classify items of other comprehensive income by their nature in a separate financial statement or as a component of the statement of operations or the statement of shareholders' equity and display the accumulated balance of other comprehensive income separately in the shareholders' equity section of the statement of financial condition. The Company adopted SFAS No. 130 on January 1, 1998 as required.

Also in June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes reporting standards for public companies concerning annual and interim financial statements of their operating segments and related information. Operating segments are components of a company about which separate financial information is available that is regularly evaluated by the chief operating decision maker(s) in deciding how to allocate resources and assess performance. The Standard sets criteria for reporting disclosures about a company's products and services, geographic areas and major customers. The Company adopted SFAS No. 131 on January 1, 1998 as required; the Company has only one segment, as that term is defined in SFAS No. 131.

NOTE 4:  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement of recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer considered useful. SFAS No. 132 is effective for fiscal years beginning after December 15, 1998. The adoption is not expected to have a material impact on the Company's consolidated financial position or results of operations. The Company does not offer defined benefit plans or other postretirement benefit plans to its employees; therefore, the adoption of SFAS No. 132 will not affect the Company's financial statement disclosures.


NOTE 5:  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is shown below for the indicated periods.



                                         For the three            For the
                                         months ended           year ended
                                         March 31, 1998      December 31, 1997
                                        ----------------    -------------------
                                                 (Dollars in thousands)
Balance at beginning or period              $  8,282           $  7,139
Loans charged-off:
  Real estate mortgage                           125              1,305
  Real estate construction                        --                 --
  Commercial                                     291              8,691
  Installment and consumer                        82              1,532
                                            --------           --------
      Total charge-offs                          498             11,528
Recoveries:
  Real estate mortgage                             4                 85
  Real estate construction                        --                 --
  Commercial                                     156                300
  Installment and consumer                       128                182
                                            --------           --------
      Total recoveries                           288                567
                                            --------           --------
Net loans charged-off                            210             10,961
Provision for loan losses                        825             12,104
                                            --------           --------
Balance at end of period                    $  8,897           $  8,282
                                            ========           ========
Loans outstanding:
  Average                                   $744,108           $700,129
  End of period                              753,965            719,113
Net charge-offs to total average
 loans (annualized)                             0.11%              1.57%
Allowance for loan losses to
 total loans                                    1.18%              1.15%


Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.




                                                        At                     At
                                                  March 31, 1998        December 31, 1997
                                                 ----------------      -------------------
                                                            (Dollars in thousands)
Nonaccrual loans (1)                                      $5,266                   $5,458
Past due 90 days or more (2)                               1,645                    1,677
Restructured terms                                            --                       --
                                                          ------                   ------
  Total nonperforming loans                                6,911                    7,135
Other real estate owned                                      273                      362
                                                          ======                   ======
  Total nonperforming assets                              $7,184                   $7,497
                                                          ======                   ======

Nonperforming loans to loans receivable                     0.92%                    0.99%
Allowance for loan losses to nonperforming loans          128.74%                  116.08%
Nonperforming assets to loans receivable and
  other real estate owned                                   0.95%                    1.04%


(1) The government-guaranteed portion of loans included in these totals was $0
    (1998) and $541 (1997).

(2) The government-guaranteed portion of loans included in these totals was $489
    (1998) and $223 (1997).


In the first quarter of 1997, and for the year 1997, the Company recorded significant increases in loan charge-offs and provisions for loan losses compared with corresponding periods in earlier years. The large charge-offs during the first quarter of 1997 were primarily the result of deterioration in the financial position of a single commercial borrower. For the first quarter of 1997, net charge-offs were approximately $1.7 million and the provision for loan losses was $3.0 million. As a result of the unusually large charge-offs recorded in 1997, management revised the Bank's credit and loan review policies and standards, revised individual and committee loan authorities, and committed additional resources to the credit administration and loan review function. Net charge-offs and the provision for loan losses declined during the first quarter of 1998 to $210,000 and $825,000, respectively.

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The adequacy of the allowance for loan losses is determined by management based upon a number of factors including, among others, analytical reviews of loan loss experience in relation to outstanding loans and commitments; unfunded loan commitments; problem and nonperforming loans and other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; use of appraisals to estimate the value of collateral; and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Changes in the allowance may also occur because of changing economic conditions and their impact on economic prospects and the financial position of borrowers. Based upon this review, management established an allowance of $8.9 million, or 1.18% of total loans, at March 31, 1998 compared to an allowance of $8.3 million, or 1.15% of total loans, at December 31, 1997.

In establishing the level of the allowance for March 31, 1998, management considered a number of factors, including the increased risk inherent in commercial and commercial real estate loans, which are viewed as entailing greater risk than certain other categories of loans, charge-off history, and the rapid expansion of the loan portfolio over the last several years. Management also considered other factors, including the levels of types of credits, such as residential mortgage loans, deemed to be of relatively low risk. At March 31, 1998, total nonperforming loans were $6.9 million, or 0.92% of total loans, compared to $7.1 million, or 0.99% of total loans, at December 31, 1997. The Company determined the level of the allowance for loans losses at March 31, 1998 was appropriate, after assessing these and other factors it deemed relevant. Management conducted a similar analysis in order to determine the appropriate allowance as of December 31, 1997.

Management strives to carefully monitor credit quality and the adequacy of the allowance for loan losses, and to identify loans that may become nonperforming. At any time, however, there are loans included in the portfolio that will result in losses to the Company, but that have not been identified as nonperforming or potential problem loans.

Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in nonperforming assets, and, as occurred in 1997, may lead to a material increase in charge-offs and the provision for loan losses.

NOTE 6:  LOANS RECEIVABLE

The Bank extends commercial and consumer credit primarily to customers in the State of Oklahoma which subjects the loan portfolio to the general economic conditions within this area. At March 31, 1998 and December 31, 1997, substantially all of the Bank's loans are collateralized with real estate, inventory, accounts receivable and/or other assets or are guaranteed by agencies of the United States Government.

At March 31, 1998, loans to individuals and businesses in the healthcare industry totaled approximately $80.1 million, or 11% of total loans. Other notable concentrations of credit within the loan portfolio include $18.0 million, or 2% of total loans, in hotel/motel loans, $26.4 million, or 3% of total loans, in residential construction loans and $15.8 million, or 2% of total loans, in restaurant loans. In the event of total nonperformance by the borrowers, the Company's accounting loss would be limited to the recorded investment in the loans receivable reduced by proceeds received from disposition of the related collateral.

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $5.3 million at March 31, 1998. During the first three months of 1998, $7,000 in interest income was received on nonaccruing loans. If interest on those loans had been accrued using the contractual rate, total interest income of $148,000 would have been recorded.

Those performing loans considered potential nonperforming loans, loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms over the next six months, amounted to approximately $27.9 million at March 31, 1998, compared to $27.0 million at December 31, 1997.
Loans may be monitored by management and reported as potential nonperforming loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.


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

The Preferred Securities and the Subordinated Debentures each mature on July 31, 2027. If certain conditions are met, the maturity dates of the Preferred Securities and the Subordinated Debentures may be shortened to a date not earlier than July 31, 2002, or extended to a date not later than July 31, 2036. The Preferred Securities and the Subordinated Debentures also may be redeemed prior to maturity if certain events occur. The Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debentures at maturity or their earlier redemption. The Company also has the right, if certain conditions are met, to defer payment of interest on the Subordinated Debentures, which would result in a deferral of dividend payments on the Preferred Securities, at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period.

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

SBI Capital is a Delaware business trust created for the purpose of issuing the Preferred Securities and purchasing the Subordinated Debentures, which are its sole assets. The Company owns all of the 30,960 outstanding common securities, liquidation value $25 per share, (the "Common Securities") of SBI Capital.

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


NOTE 8:  EARNINGS PER SHARE

Basic earnings per common share is computed based upon net income, after deducting the dividend requirements of preferred stock, divided by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed based upon net income, after deducting the dividend requirements of preferred stock, divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. At March 31, 1998 and 1997, there were no antidilutive options to purchase common shares. The following is a reconciliation of the common shares used in the calculations of basic and diluted earnings per common share:




                                                      For the three months
                                                         ended March 31,
                                                     1998               1997
                                                 -----------     ------------

Weighted average common shares outstanding:
   Basic earnings per share                       3,790,332       3,766,172
Effect of dilutive securities:
   Stock options                                    117,684          85,108
                                                 -----------     ------------
Weighted average common shares outstanding:
   Diluted earnings per share                     3,908,016       3,851,280
                                                 ===========     ============

SOUTHWEST BANCORP, INC.
AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands except share data)

                                                                    For the three months ended March 31,
                                                                     1998                         1997
                                                           -------------------------------------------------------
                                                             Average        Average       Average      Average
                                                             Balance       Yield/Rate     Balance     Yield/Rate
                                                           -------------------------------------------------------
Assets:
     Loans receivable                                       $744,108             9.26%   $669,424           9.40%
     Investment securities                                   188,442             6.28     147,750           6.19
     Other interest-earning assets                             2,688             5.58       6,144           5.35
                                                           ----------                   ----------
        Total interest-earning assets                        935,238             8.65     823,318           8.79
     Noninterest-earning assets                               41,776                       40,566
                                                           ----------                   ----------
        Total assets                                        $977,014                     $863,884
                                                           ==========                   ==========

Liabilities and shareholders' equity:
     Interest-bearing demand                                $ 17,085             2.26%   $ 36,658           2.31%
     Money market accounts                                   160,533             2.55      89,994           4.14
     Savings accounts                                          3,503             2.20       4,058           2.50
     Time deposits                                           614,036             5.63     571,205           5.71
                                                           ----------                   ----------
        Total interest-bearing deposits                      795,157             4.92     701,915           5.31
     Short-term borrowings                                    31,649             5.19       5,048           5.62
     Long-term debt                                           25,013             9.30           -              -
                                                           ----------                   ----------
        Total interest-bearing liabilities                   851,819             5.06     706,963           5.31
     Demand deposits                                          47,459                       84,829
     Other noninterest-bearing liabilities                     9,193                        6,877
     Shareholders' equity                                     68,543                       65,215
                                                           ----------                   ----------
        Total liabilities and shareholders' equity          $977,014                     $863,884
                                                           ==========                   ==========

     Interest rate spread                                                        3.59%                      3.48%
                                                                            ==========                 ==========
     Net interest margin                                                         4.04%                      4.23%
                                                                            ==========                 ==========
     Ratio of average interest-earning assets
        to average interest-bearing liabilities               109.79%                      116.46%
                                                           ==========                   ==========

                            SOUTHWEST BANCORP, INC.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations


Forward-Looking Statements. Portions of this Management's Discussion and Analysis contain forward-looking statements, including statements of goals, intentions, and expectations, regarding or based upon general economic conditions, interest rates, developments in national and local markets, and other matters, which, by their nature, are subject to significant uncertainties. Because of these uncertainties and the assumptions on which statements in this report are based, the actual future results may differ materially from those indicated in this report. Past results also are not necessarily indicative of future performance.


FINANCIAL CONDITION

The Company's total assets increased by $22.6 million, or 2%, from $963.3 million at December 31, 1997 to $985.9 million at March 31, 1998.

Loans were $754.0 million at March 31, 1998, an increase of $34.9 million, or 5%, compared to December 31, 1997. The Company experienced increases in the categories of commercial mortgages ($23.6 million, or 11%), commercial loans ($3.4 million, or 1%), real estate construction loans ($1.8 million, or 3%), government-guaranteed student loans ($506,000, or 1%), other consumer loans ($544,000 million, or 1%), and residential mortgages ($5.1 million, or 6%). The allowance for loan losses increased by $615,000, or 7%, from December 31, 1997 to March 31, 1998. At March 31, 1998, the allowance for loan losses was $8.9 million, or 1.18% of total loans, compared to $8.3 million, or 1.15% of total loans, at December 31, 1997.

Investment securities were $188.2 at March 31, 1998, an increase of $475,000 million, or less than 1%, compared to December 31, 1997.

Premises and equipment increased by $1.1 million primarily due to the construction costs for the new Tulsa Banking Center at 15th and Utica to be opened in late 1998.

The Company's total deposits declined by $2.2 million, or less than 1%, from $841.4 million at December 31, 1997 to $839.2 million at March 31, 1998. In February 1998, the Bank began using a new product which sweeps excess funds in transaction accounts into money market accounts. At March 31, 1998, $51.9 million and $34.5 million had been swept out of demand and NOW accounts, respectively, and $86.4 million had been swept into money market accounts. Without these reclassifications, increases occurred in demand deposits ($240,000,) NOW accounts ($2.3 million) and time deposits ($442,000) and decreases occurred in money market accounts ($5.0 million) and savings deposits ($203,000) as compared to December 31, 1997.

Shareholders' equity increased by $1.8 million, or 3%, due to earnings for the first three months of 1998, net of dividends declared on common and preferred stock, a $71,000 increase due to proceeds of common stock issued through the employee stock purchase plan, the employee stock option plan and the dividend reinvestment plan and a $74,000 increase attributable to a change in the unrealized gain/loss, net of taxes, on investment securities available for sale.





RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

Net Income

For the first quarter of 1998, the Company recorded net income of $2.3 million, significantly more than the $460,000 recorded for the first quarter of 1997. Net income available to common shareholders, after deduction of dividends on preferred stock, was $1.9 million, compared with $63,000 for the first quarter of 1997. The substantial increase in earnings was primarily the result of the after-tax effect of a $2.2 million reduction in the provision for loan losses and a $717,000 increase in net interest income. Average common shares outstanding were 3,790,332 and 3,766,172, respectively. Basic earnings per common share increased to $0.51 per share for the first quarter of 1998 from $0.02 per share for the same period in 1997. Diluted earnings per common share increased to $0.50 per share for the first three months of 1998 from $0.02 per share for the same period in 1997.

During the first quarter of 1997, the Company received information regarding events that adversely affected a borrower's ability to fully repay its commercial loan, which had a carrying amount of $1.9 million. As a result of this event, and management's regular evaluation of the adequacy of the allowance for loan losses relative to other loans in the portfolio, the Company recorded a provision for loan losses of $3.0 million for the first quarter of 1997, compared with a provision of $825,000 for the first quarter of 1998. (See "Provision for Loan Losses.")

Net interest income increased $717,000, or 8%, for the first quarter of 1998 compared to the same period in 1997. This increase in net interest income, as well as a $2.2 million, or 73%, reduction in the provision for loan losses, and a $198,000, or 14%, increase in other income, offset the $93,000, or 1%, increase in other expenses and a $1.1 million, or 605%, increase in taxes on income. For the first quarter of 1998, the return on average total equity was 13.80% and the return on average common equity was 15.32% compared to a 2.86% return on average total equity and a 0.53% return on average common equity for the first quarter of 1997.

Net Interest Income

Net interest income increased to $9.3 million for the first quarter of 1998 from $8.6 million for the same period in 1997 as continued growth in the loan portfolio enabled the Company to post a $2.0 million increase in interest income that exceeded the $1.3 million increase in interest expense during the period. Yields on the Company's interest-earning assets declined by 14 basis points, and the rates paid on the Company's interest-bearing liabilities declined by 25 basis points, resulting in a increase in the interest rate spread to 3.59% for the first quarter of 1998 from 3.48% for the first quarter of 1997. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 109.79% for the first quarter of 1998 from 116.46% for the first quarter of 1997 primarily due to the issuance in June 1997 of the subordinated debentures and the increase in short-term borrowings.

Total interest income for the first quarter of 1998 was $19.9 million, up 12% from $17.9 million during the same period in 1997. The principal factor providing greater interest income was the $74.7 million, or 11%, increase in the volume of average loans outstanding. The Company's loan yields declined to 9.26% for the first quarter of 1998 from 9.40% in 1997. During the same period, the Company's yield on investment securities increased to 6.28% from 6.19%.

Total interest expense for the first quarter of 1998 was $10.6 million, an increase of 15% from $9.3 million for the same period in 1997. The increase in total interest expense can be attributed to an increase in average interest-bearing liabilities of $144.9 million, or 20%. During the same period, the rates paid on average interest-bearing liabilities declined to 5.06% from 5.31%. Rates paid on deposits decreased for all categories; the largest reduction was a 159 basis point reduction in the average rate paid on money market accounts due to the reclassification of excess funds in demand and NOW accounts.




Other Income

Other income increased by $198,000 for the first quarter of 1998 compared to the first quarter of 1997 primarily as a result of a $158,000 increase in gains on sale of loans. Other increases were $72,000 in service charges and fees and $91,000 in other noninterest income. These increases were offset by a $140,000 reduction in credit card income. During the fourth quarter of 1997, the Bank completed the sale of substantially all of its credit card portfolio. The Bank continues to issue credit cards throughout the state of Oklahoma, but credit card loans and accounts are owned and serviced by unrelated parties under agreements with the Company.

Other Expenses

The Company's other expenses increased $93,000 for the first quarter of 1998 compared to the first quarter of 1997. This increase was the result of increases in occupancy expense, which increased $143,000 due primarily to increased data processing, depreciation and equipment costs, as systems, facilities and equipment were upgraded beginning in November 1996 and continuing through the first quarter of 1998, and general and administrative expense, which increased $174,000. These increases were offset by a $145,000 reduction in salaries and employee benefits and an $80,000 reduction in credit card expense.


                           *   *   *   *   *   *   *


Provision for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The adequacy of the allowance for loan losses is determined by management based upon a number of factors including, among others, analytical reviews of loan loss experience in relation to outstanding loans and commitments; unfunded loan commitments; problem and nonperforming loans and other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; use of appraisals to estimate the value of collateral; and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Changes in the allowance may occur because of changing economic conditions and their impact on economic prospects and the financial position of borrowers. Based upon this review, management established an allowance of $8.9 million, or 1.18% of total loans, at March 31, 1998 compared to an allowance of $8.3 million, or 1.15% of total loans, at December 31, 1997.

Management strives to carefully monitor credit quality and the adequacy of the allowance for loan losses, and to identify loans that may become nonperforming. At any time, however, there are loans included in the portfolio that will result in losses to the Company, but that have not been identified as nonperforming or potential problem loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in nonperforming assets, and, as occurred in 1997, may lead to a material increase in charge-offs and the provision for loan losses.

Taxes on Income

The Company's income tax expense for the first three months of 1998 and 1997 was $1.3 million and $186,000, respectively. The Company's effective tax rates have been lower than the 34% Federal and 6% State statutory rates primarily because of tax-exempt income on municipal obligations and loans.


                           *   *   *   *   *   *   *



LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans. The Company's portfolio of government-guaranteed student loans and SBA loans are also readily salable. Additionalsources of liquidity, including cash flow from the repayment of loans ,are alsoconsidered in determining whether liquidity is satisfactory.
Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit less than $100,000 were 83% of total deposits at both March 31, 1998 and 1997.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank. The Bank has approved federal funds purchase lines totaling $20.0 million with three other banks. The Bank also carries interest-bearing demand notes issued by the Bank to the U.S. Treasury as a participant in the Treasury Tax and Loan note program. In addition, the Bank has available a $35.0 million line of credit from the Student Loan Marketing Association (SLMA) and a $177.0 million line of credit from the Federal Home Loan Bank of Topeka ("FHLB"). Borrowings under the SLMA line would be secured by student loans. Borrowings under the FHLB line would be secured by all unpledged securities and other loans. The Bank also has available unsecured brokered certificate of deposit lines of credit from Merrill Lynch & Co. and Morgan Stanley Dean Witter totaling $75.0 million and $85.0 million, respectively. During the first quarters of 1998 and 1997, no category of short-term borrowings averaged 30% or more of ending shareholders' equity.

During 1997, the Company began selling securities under agreements to repurchase with the Company retaining custody of the collateral. Collateral consists of direct obligations of the U.S. Government or U.S. Government Agency issues and the Company retains custody of the security which is designated as pledged with the Company's safekeeping agent. The type of collateral required, and the retention of the collateral and the security sold minimize the Company's risk of exposure to loss. These transactions are for one-to-three day periods and do not materially affect the Company's liquidity or operations.

Cash and cash equivalents, during the first three months of 1998, decreased by $14.4 million. The decrease was the result of cash generated from financing activities (primarily increased short-term borrowings) of $19.5 million and operating activities of $418,000 offset by $34.3 million in cash used in investing activities.

During the first three months of 1997, cash and cash equivalents increased by $21.1 million. The increase was the result of cash generated from financing activities (primarily increased deposits) of $60.0 million and operating activities of $4.2 million offset by $43.1 million in cash used in investing activities.


CAPITAL RESOURCES

Shareholder's equity increased to $69.8 million at March 31, 1998 from $68.0 million at December 31, 1997. The increase was primarily attributable to earnings retained after common and preferred stock dividend payments. Net unrealized gains on investment securities available for sale (net of tax) increased to $654,000 at March 31, 1998 compared to $580,000 at December 31, 1997. The Company also increased common stock and related surplus by $71,000 through the issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan, and the employee stock option plan.

During the second quarter of 1997, SBI Capital Trust, a statutory business trust and consolidated subsidiary of the Company, sold 1,000,500 Preferred Securities, having a liquidation amount of $25 per security, for a total price of $25,012,500. The distributions payable on the preferred securities are based on a 9.30% fixed annual rate. The Preferred Securities meet the regulatory criteria for Tier I Capital, subject to Federal Reserve guidelines that limit the amount of the Preferred Securities and cumulative perpetual preferred stock to an aggregate of 25% of Tier I Capital. Proceeds from the Preferred Securities were invested in 9.30% Subordinated Debentures of the Company. The net proceeds to the Company from the sale of the Subordinated Debentures were used for general corporate purposes, including use in investment activities and the Bank's lending activities.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines.

On March 31, 1998, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.18%, a Tier I risk-based capital ratio of 8.97%, and a Tier I leverage ratio of 7.15%. As of March 31, 1998, the Bank also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

In the first quarter of 1998, the Company adopted a policy which prohibits the declaration of dividends on common stock while the Company is operating at a loss.

The Company declared a dividend of $.09 per common share payable on April 1, 1998 to shareholders of record as of March 18, 1998. In January 1998, the Company declared a dividend of $.575 per preferred share payable on March 2, 1998 to shareholders of record as of February 13, 1998.


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


ANNUAL MEETING

The 1998 Annual Meeting of shareholders of the Company was held on April 23, 1998. At the Annual Meeting, shareholders elected the three directors nominated by the Board of Directors for 3-year terms.

PART II - OTHER INFORMATION


Item 1.    Legal proceedings

           None


Item 2.    Changes in securities

           None


Item 3.    Defaults upon senior securities

           None


Item 4.    Submission of matters to a vote of security holders

           None

Item 5.    Other information

           None


Item 6.    Exhibits and reports on Form 8-K

           (a)  Exhibits.
                --------

                Item 27.  Financial Data Schedule







                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTHWEST BANCORP, INC.
(Registrant)



By:  /s/ Rick J. Green                             May 4, 1998
   ------------------------                        ------------------
  Rick J. Green                                            Date
  Chief Operating Officer
  (Principal Executive Officer)



By:  /s/ Kerby E. Crowell                          May 4, 1998
     -----------------------                       ------------------
  Kerby E. Crowell                                 Date
  Executive Vice President and
  Chief Financial Officer
  (Principal Financial and Accounting Officer)