Form 10-Q
period 1998-06-30
SOUTHWEST BANCORP INC
filed 1998-07-31
CIK 914374

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                       --------------------------------

                                   FORM 10-Q

    [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998.

                                      OR

    [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to _______________

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

                                   3,796,682
                                   ---------

                                    1 of 22
                            SOUTHWEST BANCORP, INC.

                              INDEX TO FORM 10-Q

                                                                                          Page No.
PART I.  FINANCIAL INFORMATION

    ITEM 1.   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              Unaudited Consolidated Statements of Financial Condition at
               June 30, 1998 and December 31, 1997                                           3

              Unaudited Consolidated Statements of Operations for the
                three and six months ended June 30, 1998 and 1997                            4

              Unaudited Consolidated Statements of Cash Flows for the
                six months ended June 30, 1998 and 1997                                      5

              Unaudited Consolidated Statements of Shareholders' Equity for the
                six months ended June 30, 1998 and 1997                                      6

              Unaudited Consolidated Statements of Comprehensive Income for the
                three and six months ended June 30, 1998 and 1997                            7

              Notes to Unaudited Consolidated Financial Statements                           8

              Average Balances, Yields and Rates                                            13

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                                           14

    ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK                                                                   20

PART II.  OTHER INFORMATION                                                                 21

SIGNATURES                                                                                  22

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share data)

                                                                                     June 30,        December 31,
                                                                                       1998              1997
                                                                                   -----------       -----------
Assets
Cash and due from banks                                                               $ 22,266          $ 26,259
Federal funds sold                                                                          --            10,000
                                                                                   -----------       -----------
   Cash and cash equivalents                                                            22,266            36,259
Investment securities:
   Held to maturity, fair value $88,763 (1998) and $87,592 (1997)                       88,223            86,994
   Available for sale, amortized cost $98,346 (1998) and $99,778 (1997)                 99,400           100,746
Loans receivable, net of allowance for loan losses
   of $9,043 (1998) and $8,282 (1997)                                                  748,325           710,831
Accrued interest receivable                                                              9,680             8,883
Premises and equipment, net                                                             16,652            13,571

Other assets                                                                             9,641             6,002
                                                                                   -----------       -----------

              Total assets                                                            $994,187          $963,286
                                                                                   ===========       ===========
Liabilities & shareholders' equity
Deposits:
   Noninterest-bearing demand                                                         $ 45,204          $ 96,560
   Interest-bearing demand                                                               2,983            37,447
   Money market accounts                                                               187,790            94,496
   Savings accounts                                                                      3,462             3,655
   Time deposits                                                                       585,941           609,267
                                                                                   -----------       -----------
      Total deposits                                                                   825,380           841,425
                                                                                   -----------       -----------
Income taxes payable                                                                        --               521
Accrued interest payable                                                                 5,985             6,504
Other liabilities                                                                        2,184             1,227
Short-term borrowings                                                                   64,492            20,548
Long-term debt:
   Guaranteed preferred beneficial interests in the Company's
      subordinated debentures                                                           25,013            25,013
                                                                                   -----------       -----------
              Total liabilities                                                        923,054           895,238
                                                                                   -----------       -----------
Commitments and contingencies                                                               --                --
Shareholders' equity:
   Serial preferred stock -
      Series A, 9.20% Redeemable, Cumulative Preferred Stock;
          $1 par value; 1,000,000 shares authorized; liquidation value
          $17,250,000; 690,000 shares issued and outstanding                               690               690
      Series B, $1 par value; 1,000,000 shares authorized; none issued                      --                --
   Common stock - $1 par value; 10,000,000 shares authorized; issued
      and outstanding 3,795,479 (1998) and 3,787,839 (1997)                              3,795             3,788
   Capital surplus                                                                      24,919            24,764
   Retained earnings                                                                    41,097            38,226
   Accumulated other comprehensive income:
      Unrealized gain (loss) on investment securities available for sale,
          net of tax                                                                       632               580
                                                                                   -----------       -----------
              Total shareholders' equity                                                71,133            68,048
                                                                                   -----------       -----------
              Total liabilities & shareholders' equity                                $994,187          $963,286
                                                                                   ===========       ===========

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except share data)

                                                              For the three months             For the six months
                                                                 ended June 30,                  ended June 30,
                                                            1998             1997            1998             1997
                                                         ----------       ----------      ----------       ----------
Interest income
   Interest and fees on loans                              $ 17,391         $ 16,291        $ 34,387         $ 31,807
   Investment securities:
      U.S. Government and agency obligations                  2,381            2,061           4,806            3,803
      State and political subdivisions                          139              135             267              271
      Mortgage-backed securities                                257              312             511              673
      Other securities                                          113               15             224               30
   Federal funds sold                                             1              189              34              270
                                                         ----------       ----------      ----------       ----------
      Total interest income                                  20,282           19,003          40,229           36,854

Interest expense:
   Interest-bearing demand                                       25              219             120              428
   Money market accounts                                      1,051              938           2,059            1,857
   Savings accounts                                              19               25              38               50
   Time deposits                                              8,167            8,843          16,696           16,879
   Short-term borrowings                                        791               21           1,196               91
   Long-term debt                                               581              174           1,163              174
                                                         ----------       ----------      ----------       ----------
      Total interest expense                                 10,634           10,220          21,272           19,479
                                                         ----------       ----------      ----------       ----------

Net interest income                                           9,648            8,783          18,957           17,375
   Provision for loan losses                                    950              801           1,775            3,802
                                                         ----------       ----------      ----------       ----------
Net interest income after provision for loan losses           8,698            7,982          17,182           13,573

Other income:
   Service charges and fees                                     912              788           1,736            1,540
   Credit cards                                                   4              180              57              373
   Other noninterest income                                      98              105             247              163
   Gain (loss) on sales of loans receivable                     477              489           1,046              900
   Gain (loss) on sales of investment securities                  3               --              20               --
                                                         ----------       ----------      ----------       ----------
      Total other income                                      1,494            1,562           3,106            2,976

Other expenses:
   Salaries and employee benefits                             3,430            3,561           6,772            7,048
   Occupancy                                                  1,214            1,180           2,400            2,223
   FDIC and other insurance                                      64               66             128              129
   Credit cards                                                  (5)              82              (9)             158
   General and administrative                                 1,737            1,695           3,601            3,385
                                                         ----------       ----------      ----------       ----------
      Total other expenses                                    6,440            6,584          12,892           12,943
                                                         ----------       ----------      ----------       ----------
Income before taxes                                           3,752            2,960           7,396            3,606
   Taxes on income                                            1,342            1,057           2,653            1,243
                                                         ----------       ----------      ----------       ----------

Net income                                                 $  2,410         $  1,903        $  4,743         $  2,363
                                                         ==========       ==========      ==========       ==========
Net income available to common shareholders                $  2,013         $  1,506        $  3,949         $  1,569
                                                         ==========       ==========      ==========       ==========

Basic earnings per common share                            $   0.53         $   0.40        $   1.04         $   0.42
                                                         ==========       ==========      ==========       ==========
Diluted earnings per common share                          $   0.51         $   0.39        $   1.01         $   0.41
                                                         ==========       ==========      ==========       ==========

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                     For the six months
                                                                                        ended June 30,
                                                                                  1998               1997
                                                                              -----------         -----------
Operating activities:
   Net income                                                                   $   4,743           $   2,363
   Adjustments to reconcile net income to net
      cash (used in) provided from operating activities:
         Provision for loan losses                                                  1,775               3,802
         Depreciation and amortization expense                                        875                 768
         Amortization of premiums and accretion of
            discount on securities, net                                                71                  85
         Amortization of intangibles                                                  134                  97
         (Gain) Loss on sales of securities                                           (20)               --
         (Gain) Loss on sales of loans receivable                                  (1,046)               (900)
         (Gain) Loss on sales of premises/equipment                                    14                 (22)
         (Gain) Loss on other real estate owned, net                                   (9)                  2
         Proceeds from sales of residential mortgage loans                         57,339              32,734
         Residential mortgage loans originated for resale                         (61,488)            (30,513)
   Changes in assets and liabilities:
      Accrued interest receivable                                                    (797)             (1,652)
      Other assets                                                                   (330)             (4,063)
      Income taxes payable                                                           (521)               (187)
      Accrued interest payable                                                       (519)              1,050
      Other liabilities                                                               522                (294)
                                                                              -----------         -----------
         Net cash (used in) provided from operating activities                        743               3,270
                                                                              -----------         -----------
Investing activities:
   Proceeds from sales of held to maturity securities                                  --                  --
   Proceeds from sales of available for sale securities                                --                  --
   Proceeds from principal repayments and maturities:
      Held to maturity securities                                                  14,366               7,860
      Available for sale securities                                                15,629               7,382
   Purchases of held to maturity securities                                       (15,650)            (11,150)
   Purchases of available for sale securities                                     (14,193)            (35,339)
   Loans originated and principal repayments, net                                 (49,006)            (92,731)
   Proceeds from sales of guaranteed student loans                                 11,197              21,522
   Purchases of premises and equipment                                             (4,028)             (4,180)
   Proceeds from sales of premises and equipment                                       58                  90
   Proceeds from sales of other real estate                                           267                  17
                                                                              -----------         -----------
         Net cash (used in) provided from investing activities                    (41,360)           (106,529)
                                                                              -----------         -----------
Financing activities:
   Net increase (decrease) in deposits                                            (16,045)             93,347
   Net increase (decrease) in short-term borrowings                                43,944              (1,485)
   Net proceeds from issuance of common stock                                         162                  99
   Proceeds from issuance of subordinated debentures                                   --              25,013
   Common stock dividends paid                                                       (643)               (564)
   Preferred stock dividends paid                                                    (794)               (794)
                                                                              -----------         -----------
         Net cash (used in) provided from financing activities                     26,624             115,616
                                                                              -----------         -----------
Net increase (decrease) in cash and cash equivalents                              (13,993)             12,357
Cash and cash equivalents,
   Beginning of period                                                             36,259              22,914
                                                                              -----------         -----------
   End of period                                                                $  22,266           $  35,271
                                                                              ===========         ===========

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands except share data)

                                                                                                            Accumulated     Total
                                                                                                               Other        Share-
                                    Preferred Stock           Common Stock          Capital     Retained   Comprehensive   holders'
                                   Shares      Amount      Shares       Amount      Surplus     Earnings       Income      Equity
                                ---------------------------------------------------------------------------------------------------
Balance, January 1, 1997           690,000        $690     3,764,216     $3,764     $24,332     $36,041          $205      $65,032

Cash dividends paid:
   Preferred, $1.15 per share           --          --            --         --          --        (794)           --         (794)
   Common, $0.08 per share              --          --            --         --          --        (301)           --         (301)
Cash dividends declared:
   Common, $0.08 per share              --          --            --         --          --        (302)           --         (302)
Common stock issued:
   Employee Stock Option Plan           --          --            --         --          --          --            --           --
   Employee Stock Purchase Plan         --          --         1,877          2          38          --            --           40
   Dividend Reinvestment Plan           --          --         2,876          3          56          --            --           59
Change in unrealized gain
   (loss) on available for sale
   securities, net of tax               --          --            --         --          --          --           102          102
Net income                              --          --            --         --          --       2,363            --        2,363
                                ---------------------------------------------------------------------------------------------------

Balance, June 30, 1997             690,000        $690     3,768,969     $3,769     $24,426     $37,007          $307      $66,199
                                ===================================================================================================

Balance, January 1, 1998           690,000        $690     3,787,839     $3,788     $24,764     $38,226          $580      $68,048

Cash dividends paid:
   Preferred, $1.15 per share           --          --            --         --          --        (794)           --         (794)
   Common, $0.09 per share              --          --            --         --          --        (341)           --         (341)
Cash dividends declared:
   Preferred, $0.575 per share          --          --            --         --          --        (396)           --         (396)
   Common, $0.09 per share              --          --            --         --          --        (341)           --         (341)
Common stock issued:
   Employee Stock Option Plan           --          --         4,000          4          55          --            --           59
   Employee Stock Purchase Plan         --          --         1,287          1          36          --            --           37
   Dividend Reinvestment Plan           --          --         2,353          2          64          --            --           66
Change in unrealized gain
   (loss) on available for sale
   securities, net of tax               --          --            --         --          --          --            52           52
Net income                              --          --            --         --          --       4,743            --        4,743
                                ---------------------------------------------------------------------------------------------------

Balance, June 30, 1998             690,000        $690     3,795,479     $3,795     $24,919     $41,097          $632      $71,133
                                ===================================================================================================

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

                                                 For the three months            For the six months
                                                     ended June 30,                 ended June 30,
                                                 1998            1997            1998            1997
                                              --------        --------        --------        --------
Net income                                     $ 2,410         $ 1,903         $ 4,743         $ 2,363

Other comprehensive income, net of tax:
   Unrealized gain (loss) on investment
      securities available for sale                (37)            676              86             170
   Less:  Tax (expense) benefit                     15            (271)            (34)            (68)
                                              --------        --------        --------        --------

Comprehensive income                           $ 2,388         $ 2,308         $ 4,795         $ 2,465
                                              ========        ========        ========        ========

                            SOUTHWEST BANCORP, INC.

             Notes to Unaudited Consolidated Financial Statements


NOTE 1:  GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10- Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. However, the consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation. The results of operations and cash flows for the six months ended June 30, 1998 and 1997 should not be considered indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

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

NOTE 3:  RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 requires the Company to recognize the financial and servicing assets it controls and liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. The adoption of SFAS No. 125 did not affect the Company's consolidated financial position or results of operations. In December of 1996, the FASB issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. The Company adopted SFAS No. 127 on January 1, 1998 as required; the adoption did not affect the Company's consolidated position or results of operations.

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

Also in June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes reporting standards for public companies concerning annual and interim financial statements of their operating segments and related information. Operating segments are components of a company about which separate financial information is available that is regularly evaluated by the chief operating decision maker(s) in deciding how to allocate resources and assess performance. SFAS No. 131 sets criteria for reporting disclosures about a company's products and services, geographic areas and major customers. The Company adopted SFAS No. 131 on January 1, 1998 as required; the Company has only one segment, as that term is defined in SFAS No. 131.



NOTE 4:  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits -- an amendment of FASB Statements No. 87, 88, and 106. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement of recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer considered useful. SFAS No. 132 is effective for fiscal years beginning after December 15, 1998. The adoption is not expected to have a material impact on the Company's consolidated financial position or results of operations. The Company does not offer defined benefit plans or other postretirement benefit plans to its employees; therefore, the adoption of SFAS No. 132 will not affect the Company's financial statement disclosures.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS No. 133 on July 1, 1999, as required. Management of the Company believes that adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial condition or results of operations.

NOTE 5:  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is shown below for the indicated periods.

                                                       For the six         For the
                                                       months ended       year ended
                                                      June 30, 1998   December 31, 1997
                                                      -------------   -----------------
                                                         (Dollars in thousands)
Balance at beginning of period                             $  8,282            $  7,139
Loans charged-off:
   Real estate mortgage                                         393               1,305
   Real estate construction                                       -                   -
   Commercial                                                   898               8,691
   Installment and consumer                                     195               1,532
                                                      -------------   -----------------
      Total charge-offs                                       1,486              11,528
Recoveries:
   Real estate mortgage                                           8                  85
   Real estate construction                                       -                   -
   Commercial                                                   239                 300
   Installment and consumer                                     225                 182
                                                      -------------   -----------------
      Total recoveries                                          472                 567
                                                      -------------   -----------------
Net loans charged-off                                         1,014              10,961
Provision for loan losses                                     1,775              12,104
                                                      -------------   -----------------
Balance at end of period                                   $  9,043            $  8,282
                                                      =============   =================
Loans outstanding:
   Average                                                 $750,882            $700,129
   End of period                                            757,368             719,113
Net charge-offs to total average loans (annualized)            0.27%               1.57%
Allowance for loan losses to total loans                       1.19%               1.15%

Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates:


                                                                 At              At
                                                           June 30, 1998   December 31, 1997
                                                           -------------   -----------------
                                                                (Dollars in thousands)
Nonaccrual loans (1)                                             $1,485         $5,458
Past due 90 days or more (2)                                        604          1,677
Restructured terms                                                   14             --
                                                           -------------   -----------------
   Total nonperforming loans                                      2,103          7,135
Other real estate owned                                           3,839            362
                                                           -------------   -----------------
   Total nonperforming assets                                    $5,942         $7,497
                                                           =============   =================

Nonperforming loans to loans receivable                            0.28%          0.99%
Allowance for loan losses to nonperforming loans                 430.00%        116.08%
Nonperforming assets to loans receivable and
   other real estate owned                                         0.78%          1.04%

(1) The government-guaranteed portion of loans included in these totals was $166
    (1998) and $541 (1997).
(2) The government-guaranteed portion of loans included in these totals was $390
    (1998) and $223 (1997).

In the first quarter of 1997, and for the year 1997, the Company recorded significant increases in loan charge-offs and provisions for loan losses compared with corresponding periods in earlier years. The large charge-offs during the first quarter of 1997 were primarily the result of deterioration in the financial position of a single commercial borrower. As a result of the unusually large charge-offs recorded in 1997, management revised the Bank's credit and loan review policies and standards, revised individual and committee loan authorities, and committed additional resources to the credit administration and loan review function. Net charge-offs and the provision for loan losses declined during the first six months of 1998 to $1.0 million and $1.8 million, respectively.

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The adequacy of the allowance for loan losses is determined by management based upon a number of factors including, among others, analytical reviews of loan loss experience in relation to outstanding loans and commitments; unfunded loan commitments; problem and nonperforming loans and other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; use of appraisals to estimate the value of collateral; and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Changes in the allowance may also occur because of changing economic conditions and their impact on economic prospects and the financial position of borrowers. Based upon this review, management established an allowance of $9.0 million, or 1.19% of total loans, at June 30, 1998 compared to an allowance of $8.3 million, or 1.15% of total loans, at December 31, 1997.

In establishing the level of the allowance for June 30, 1998, management considered a number of factors, including the increased risk inherent in commercial and commercial real estate loans, which are viewed as entailing greater risk than certain other categories of loans, charge-off history, and the rapid expansion of the loan portfolio over the last several years. Management also considered other factors, including the levels of types of credits, such as residential mortgage loans, deemed to be of relatively low risk. At June 30, 1998, total nonperforming loans were $2.1 million, or 0.28% of total loans, compared to $7.1 million, or 0.99% of total loans, at December 31, 1997. The Company determined the level of the allowance for loan losses at June 30, 1998 was appropriate, after assessing these and other factors it deemed relevant. Management conducted a similar analysis in order to determine the appropriate allowance as of December 31, 1997.

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

NOTE 6:  LOANS RECEIVABLE

The Bank extends commercial and consumer credit primarily to customers in the State of Oklahoma which subjects the loan portfolio to the general economic conditions within the state. At June 30, 1998 and December 31, 1997, substantially all of the Bank's loans are collateralized with real estate, inventory, accounts receivable and/or other assets, or are guaranteed by agencies of the United States Government.

At June 30, 1998, loans to individuals and businesses in the healthcare industry totaled approximately $81.0 million, or 11% of total loans. Other notable concentrations of credit within the loan portfolio include $23.8 million, or 3% of total loans, in residential construction loans, $16.7 million, or 2% of total loans, in hotel/motel loans, and $15.7 million, or 2% of total loans, in restaurant loans. In the event of total nonperformance by the borrowers, the Company's accounting loss would be limited to the recorded investment in the loans receivable reduced by proceeds received from disposition of the related collateral.

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $1.5 million at June 30, 1998. During the first six months of 1998, $49,000 in interest income was received on nonaccruing loans. If interest on those loans had been accrued, total interest income of $379,000 would have been recorded.

Those performing loans considered potential nonperforming loans, loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms over the next six months, amounted to approximately $29.4 million at June 30, 1998, compared to $27.0 million at December 31, 1997. Loans may be monitored by management and reported as potential nonperforming loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.


NOTE 7:  LONG-TERM DEBT

On June 4, 1997, SBI Capital Trust, a newly-formed subsidiary of the Company, issued 1,000,500 of its 9.30% Cumulative Trust Preferred Securities (the "Preferred Securities") in an underwritten public offering for an aggregate price of $25,012,500. Proceeds of the Preferred Securities were invested in the 9.30% Subordinated Debentures (the "Subordinated Debentures") of the Company. After deducting underwriter's compensation and other expenses of the offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in the Bank's lending and investment activities, and, on or after September 1, 1998, redemption, in whole, of the Company's 9.20% Redeemable Cumulative Preferred Stock, Series A (the "Series A Preferred Stock"). See "Capital Resources" at Management's Discussion and Analysis of Financial Condition and Results of Operations. Unlike interest payments on the Subordinated Debentures, dividends paid on the Series A Preferred Stock are not deductible for federal income tax purposes.

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

SBI Capital is a Delaware business trust created for the purpose of issuing the Preferred Securities and purchasing the Subordinated Debentures, which are its sole assets. The Company owns all of the 30,960 outstanding common securities, liquidation value $25, (the "Common Securities") of SBI Capital.

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

NOTE 8: EARNINGS PER SHARE

Basic earnings per common share is computed based upon net income, after deducting the dividend requirements of preferred stock, divided by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed based upon net income, after deducting the dividend requirements of preferred stock, divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. At June 30, 1998 and 1997, there were no antidilutive options to purchase common shares. The following is a reconciliation of the common shares used in the calculations of basic and diluted earnings per common share:


                                                         For the three months              For the six months
                                                            ended June 30,                   ended June 30,
                                                        1998             1997             1998             1997
                                                     ----------       ----------       ----------       ----------
Weighted average common shares outstanding:
   Basic earnings per share                           3,794,839        3,768,662        3,792,598        3,767,423
Effect of dilutive securities:
   Stock options                                        132,361           99,994          125,553           92,951
                                                     ----------       ----------       ----------       ----------
Weighted average common shares outstanding:
   Diluted earnings per share                         3,927,200        3,868,656        3,918,151        3,860,374
                                                     ==========       ==========       ==========       ==========

SOUTHWEST BANCORP, INC.
AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands except share data)


                                                                  For the six months ended June 30,
                                                              1998                                 1997
                                                  -----------------------------------------------------------------
                                                    Average           Average            Average          Average
                                                    Balance          Yield/Rate          Balance         Yield/Rate
                                                  -----------------------------------------------------------------
Assets:
  Loans receivable                                   $750,882             9.23%           $682,539            9.40%
  Investment securities                               187,839             6.22             155,734            6.19
  Other interest-earning assets                         1,624             5.46               9,974            5.46
                                                  ------------                         ------------
     Total interest-earning assets                    940,345             8.63             848,247            8.76
  Noninterest-earning assets                           41,986                               44,933
                                                  ------------                         ------------
     Total assets                                    $982,331                             $893,180
                                                  ============                         ============
Liabilities and shareholders' equity:
  Interest-bearing demand                            $ 10,408             2.33%           $ 37,177            2.32%
  Money market accounts                               179,641             2.31              90,297            4.15
  Savings accounts                                      3,463             2.21               4,017            2.51
  Time deposits                                       604,883             5.57             594,309            5.73
                                                  ------------                         ------------
     Total interest-bearing deposits                  798,395             4.78             725,800            5.34
  Short-term borrowings                                45,816             5.26               3,166            5.80
  Long-term debt                                       25,013             9.30               3,731            9.30
                                                  ------------                         ------------
     Total interest-bearing liabilities               869,224             4.94             732,697            5.36
  Noninterest-bearing demand                           34,734                               84,581
  Other noninterest-bearing liabilities                 9,041                               10,843
  Shareholders' equity                                 69,332                               65,059
                                                  ------------                         ------------
     Total liabilities and shareholders' equity      $982,331                             $893,180
                                                  ============                         ============
  Interest rate spread                                                    3.69%                              3.40%
                                                                    ===========                        ===========
  Net interest margin                                                     4.07%                              4.13%
                                                                    ===========                        ===========
  Ratio of average interest-earning assets
      to average interest-bearing liabilities          108.18%                             115.77%
                                                  ============                         ============


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

The following presents Management's discussion and analysis of the Company's consolidated financial condition and results of operation at the dates and for the periods indicated. This discussion should be read in conjunction with the Company's consolidated financial statements and the accompanying notes.

GENERAL

Southwest Bancorp, Inc. (the "Company") is a registered bank holding company headquartered in Stillwater, Oklahoma. The Company and its subsidiary, the Stillwater National Bank and Trust Company, are independent, Oklahoma institutions, and are not controlled by out of state organizations or individuals.

The Company offers a broad range of commercial and consumer banking and other financial services through full service offices in Stillwater, Oklahoma City, Tulsa and Chickasha, Oklahoma. The Company devotes substantial efforts to marketing and providing services to local businesses, their primary employees, and to other managers and professionals living and working in the Company's Oklahoma market areas. The Company has adapted to state branching limitations by developing a marketing and delivery system that does not rely on an extensive branch network.

The Company has established and pursued a strategy of independent operation for the benefit of all of its shareholders, and has capitalized on its position as an Oklahoma owned and operated banking organization to increase its banking business. The Company has grown from $434 million in assets at year-end 1993, to $994 million at June 30, 1998, without acquiring other financial institutions. The Company considers acquisitions of other financial institutions, however, from time to time, although it does not have any specific agreements or understandings for any such acquisition at present.

FINANCIAL CONDITION

The Company's total assets increased by $30.9 million, or 3%, from $963.3 million at December 31, 1997 to $994.2 million at June 30, 1998.

Loans were $757.4 million at June 30, 1998, an increase of $38.3 million, or 5%, compared to December 31, 1997. The Company experienced increases in the categories of commercial mortgages ($28.0 million, or 13%), commercial loans ($2.7 million, or 1%), other consumer loans ($1.2 million, or 3%), and residential mortgages ($7.1 million, or 9%). These increases were offset by a slight reduction in government-guaranteed student loans ($102,000, or less than 1%), and a $591,000, or less than 1% reduction in real estate construction loans. The allowance for loan losses increased by $761,000, or 9%, from December 31, 1997 to June 30, 1998. At June 30, 1998, the allowance for loan losses was $9.0 million, or 1.19% of total loans, compared to $8.3 million, or 1.15% of total loans, at December 31, 1997.

Investment securities were $187.6 at June 30, 1998, a reduction of $117,000, or less than 1%, compared to December 31, 1997.

Premises and equipment increased by $3.1 million primarily due to the construction costs for the new Tulsa Banking Center at 15th and Utica. The new Tulsa Banking Center is expected to open in late 1998 or early 1999.

The Company's deposits declined by $16.0 million, or 2%, from $841.4 million at December 31, 1997 to $825.4 million at June 30, 1998. In February 1998, the Bank began using a new product which sweeps excess funds in transaction accounts into money market accounts. At June 30, 1998, $59.5 million and $42.5 million had been swept out of demand and NOW accounts, respectively, and $102.0 million had been swept into money market accounts. Without these reclassifications, increases occurred in demand deposits ($8.2 million, or 8%) and NOW accounts ($8.0 million, or 21%) and decreases occurred in money market accounts ($8.7 million, or 9%), time deposits ($23.3 million, or 4%) and savings deposits ($193,000, or 5%) as compared to December 31, 1997.

Shareholders' equity increased by $3.1 million, or 5%, due to: earnings for the first six months of 1998, net of dividends declared on common and preferred stock; a $162,000 increase due to proceeds of common stock issued through the employee stock purchase plan, the employee stock option plan and the dividend reinvestment plan; and a $52,000 increase attributable to a change in the unrealized gain/loss, net of taxes, on investment securities available for sale.

RESULTS OF OPERATIONS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

Net Income

For the first six months of 1998, the Company recorded net income of $4.7 million, 101% more than the $2.4 million recorded for the first six months of 1997. Net income available to common shareholders, after deduction of dividends on preferred stock, was $3.9 million, compared with $1.6 million for the first six months of 1997. The substantial increase in earnings was primarily the result of the after-tax effect of a $2.0 million reduction in the provision for loan losses. Average common shares outstanding were 3,792,598 and 3,767,423, respectively. Basic and diluted earnings per common share increased to $1.04 and $1.01 per share for the first six months of 1998 from $0.42 and $0.41 per share for the same period in 1997, respectively.

During the first quarter of 1997, the Company received information regarding events that adversely affected a borrower's ability to fully repay its commercial loan, which had a carrying amount of $1.9 million. As a result of this event, and management's regular evaluation of the adequacy of the allowance for loan losses relative to other loans in the portfolio, the Company recorded a provision for loan losses of $3.0 million for the first quarter of 1997, compared with a provision of $825,000 for the first quarter of 1998. See "Provision for loan losses". For the second quarter of 1998, the provision for loan losses was $950,000, compared to $801,000 for the second quarter of 1997, an increase of 19%.

Net interest income increased $1.6 million, or 9%, for the first six months of 1998 compared to the same period in 1997. This increase in net interest income, as well as the $2.0 million, or 53%, reduction in the provision for loan losses, a $130,000, or 4%, increase in other income, and a $51,000 reduction in other expenses were offset by a $1.4 million, or 113%, increase in tax expense. For the first six months of 1998, the return on average total equity was 13.80% and the return on average common equity was 15.30% compared to a 7.32% return on average total equity and a 6.62% return on average common equity for the first six months of 1997.

Net Interest Income

Net interest income increased to $19.0 million for the first six months of 1998 from $17.4 million for the same period in 1997 as continued growth in the loan portfolio enabled the Company to post a $3.4 million increase in interest income that exceeded the $1.8 million increase in interest expense during the period. Yields on the Company's interest-earning assets declined by 13 basis points, and the rates paid on the Company's interest-bearing liabilities declined by 42 basis points, resulting in an increase in the interest rate spread to 3.69% for the first six months of 1998 from 3.40% for the first six months of 1997. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 108.18% for the first six months of 1998 from 115.77% for the first six months of 1997, primarily due to the issuance in June 1997 of the Subordinated Debentures and the increase in short-term borrowings.

Total interest income for the first six months of 1998 was $40.2 million, up 9% from $36.9 million during the same period in 1997. The principal factor providing greater interest income was the $68.3 million, or 10%, increase in the volume of average loans outstanding. The Company's loan yields declined to 9.23% for the first six months of 1998 from 9.40% in 1997. During the same period, the Company's average investment securities increased $32.1 million, or 21%, and the related yield increased to 6.22% from 6.19%.

Total interest expense for the first six months of 1998 was $21.3 million, an increase of 9% from $19.5 million for the same period in 1997. The increase in total interest expense can be attributed to an increase in average interest-bearing liabilities of $136.5 million, or 19%. During the same period, the rates paid on average interest-bearing liabilities declined to 4.94% from 5.36%. Rates paid on deposits decreased or remained substantially the same for all categories; the largest reduction was a 184 basis point reduction in the average rate paid on money market accounts due to the reclassification of excess funds in demand and NOW accounts.

Other Income

Other income increased by $130,000 for the first six months of 1998 compared to the first six months of 1997 primarily as a result of the $196,000 increase in service charges and fees. Other increases were $146,000 in gains on sales of loans, $20,000 in gains on sales of securities and $83,000 in other noninterest income. These increases were offset by a $316,000 reduction in credit card income. During the fourth quarter of 1997, the Bank completed the sale of substantially all of its credit card portfolio. The Bank continues to issue credit cards throughout the state of Oklahoma, but credit card loans and accounts are owned and serviced by unrelated parties under agreements with the Company. The gains on sales of securities in 1998 occurred when "available for sale" securities were called prior to their stated maturity date.

Other Expenses

The Company's other expenses were reduced by $51,000 for the first six months of 1998 compared to the first six months of 1997. This reduction was primarily the result of a reduction in salaries and employee benefits, which declined $276,000 as a result of a 12% reduction in staffing. In addition, credit card expenses declined $167,000. These reductions were offset by increases in occupancy expense ($177,000) and general and administrative expense ($216,000). The increase in occupancy expense was due primarily to increased data processing, depreciation and equipment costs, as systems, facilities and equipment continue to be upgraded.

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

Net Income

For the second quarter of 1998, the Company recorded net income of $2.4 million, 27% more than the $1.9 million recorded for the second quarter of 1997. Net income available to common shareholders, after deduction of dividends on preferred stock, was $2.0 million, compared with $1.5 million for the second quarter of 1997. Average common shares outstanding were 3,794,839 and 3,768,662, respectively. Basic earnings per common share increased to $0.53 per share for the second quarter of 1998 from $0.40 per share for the same period in 1997. Diluted earnings per common share increased to $0.51 per share for the second quarter of 1998 from $0.39 per share for the same period in 1997.

Net interest income increased $865,000, or 10%, for the second quarter of 1998 compared to the same period in 1997. This increase in net interest income, as well as a $144,000, or 2%, reduction in other expenses were offset by the $149,000, or 19%, increase in provision for loan losses, a $68,000, or 4%, reduction in other income and a $285,000, or 27%, increase in tax expense. For the second quarter of 1998, the return on average total equity was 13.79% and the return on average common equity was 15.28% compared to an 11.76% return on average total equity and a 12.69% return on average common equity for the second quarter of 1997.

Net Interest Income

Net interest income increased to $9.6 million for the second quarter of 1998 from $8.8 million for the same period in 1997 as continued growth in the loan portfolio enabled the Company to post a $1.3 million increase in interest income that exceeded the $414,000 increase in interest expense during the period. Yields on the Company's interest-earning assets declined by 13 basis points, and the rates paid on the Company's interest-bearing liabilities declined by 60 basis points, resulting in an increase in the interest rate spread to 3.79% for the second quarter of 1998 from 3.32% for the second quarter of 1997. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 106.65% for the second quarter of 1998 from 115.14% for the second quarter of 1997, primarily due to the issuance in June 1997 of the Subordinated Debentures and the increase in short-term borrowings.

Total interest income for the second quarter of 1998 was $20.3 million, up 7% from $19.0 million during the same period in 1997. The principal factor providing greater interest income was the $62.1 million, or 9%, increase in the volume of average loans outstanding. The Company's loan yields declined to 9.21% for the second quarter of 1998 from 9.39% in 1997. During the same period, the Company's average investment securities increased $23.6 million, or 14%, and the related yield remained unchanged at 6.18%.

Total interest expense for the second quarter of 1998 was $10.6 million, an increase of 4% from $10.2 million for the same period in 1997. The increase in total interest expense can be attributed to an increase in average interest-bearing liabilities of $128.3 million, or 17%. During the same period, the rates paid on average interest-bearing liabilities declined to 4.81% from 5.41%. Rates paid on deposits decreased for all categories except NOW accounts, which increased 31 basis points; the largest reduction was a 203 basis point reduction in the average rate paid on money market accounts due to the reclassification of excess funds in demand and NOW accounts.

Other Income

Other income declined by $68,000 for the second quarter of 1998 compared to the second quarter of 1997 primarily as a result of a $176,000 reduction in credit card income. This reduction was partially offset by a $124,000 increase in service charges and fees.

Other Expenses

The Company's other expenses declined $144,000 for the second quarter of 1998 compared to the second quarter of 1997. This reduction was primarily the result of a reduction in salaries and employee benefits, which declined $131,000 as a result of a 12% decrease in staffing. In addition, credit card expense declined $87,000. These expense reductions were offset by a $42,000 increase in general and administrative expense and a $34,000 increase in occupancy expense compared to 1997. The increase in occupancy expense was due primarily to increased data processing, depreciation and equipment costs, as systems, facilities and equipment have continued to be upgraded.

                                 * * * * * * *

Provision for Loan Losses

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The adequacy of the allowance for loan losses is determined by management based upon a number of factors including, among others, analytical reviews of loan loss experience in relation to outstanding loans and commitments; unfunded loan commitments; problem and nonperforming loans and other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; use of appraisals to estimate the value of collateral; and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Changes in the allowance may occur because of changing economic conditions, and economic prospects and the financial position of borrowers. Based upon this review, management established an allowance of $9.0 million, or 1.19% of total loans, at June 30, 1998 compared to an allowance of $8.3 million, or 1.15% of total loans at December 31, 1997.

Management strives to carefully monitor credit quality and the adequacy of the allowance for loan losses, and to identify loans that may become nonperforming. At any time, however, there are loans included in the portfolio that will result in losses to the Company, but that have not been identified as nonperforming or potential nonperforming loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in nonperforming assets, and, as occurred in 1997, may lead to a material increase in charge-offs and the provision for loan losses.

Taxes on Income

The Company's income tax expense for the first six months of 1998 and 1997 was $2.7 million and $1.2 million, respectively. The Company's income tax expense for the second quarters of 1998 and 1997 was $1.3 million and $1.1 million, respectively. The Company's effective tax rates have been lower than the 34% Federal and 6% State statutory rates primarily because of tax-exempt income on municipal obligations and loans.

                                 * * * * * * *

LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans. The Company's portfolio of government-guaranteed student loans and SBA loans are also readily salable. Additional sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit less than $100,000 were 81% and 83% of total deposits at June 30, 1998 and 1997, respectively.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank. The Bank has approved federal funds purchase lines with three other banks. The Bank also carries interest-bearing demand notes issued by the Bank to the U.S. Treasury as a participant in the Treasury Tax and Loan note program. In addition, the Bank has available a $35.0 million line of credit from the Student Loan Marketing Association ("SLMA") and a $177.0 million line of credit from the Federal Home Loan Bank of Topeka ("FHLB"). Borrowings under the SLMA line would be secured by student loans. Borrowings under the FHLB line would be secured by all unpledged securities and other loans. The Bank also has available unsecured brokered certificate of deposit lines of credit from Merrill Lynch & Co., Morgan Stanley Dean Witter and Salomon Smith Barney totaling $75.0 million, $85.0 million, and $100.0 million, respectively. During the first six months and second quarter of 1998, the only categories of short-term borrowings whose averages exceeded 30% of ending shareholders' equity were repurchase agreements and funds borrowed from the FHLB. During the first six months and second quarters of 1997, there were no borrowings in these two categories of short-term borrowings and no other category of short-term borrowings averaged 30% or more of ending shareholders' equity.

                                                        June 30, 1998
                                                 -----------------------------
                                                  Repurchase   Funds Borrowed
                                                  Agreements    from the FHLB
                                                 -----------------------------
                                                     (Dollars in thousands)

Amount outstanding at end of period                 $25,292         $30,000
Weighted average rate paid at end of period            4.95%           5.49%
Average Balance:
  For the three months ended                        $23,426         $26,945
  For the six months ended                          $22,128         $16,088
Average Balance:
  For the three months ended                           4.95%           5.54%
  For the six months ended                             4.94%           5.51%
Maximum amount outstanding at any month end         $26,540         $37,000

During the first six months of 1998, cash and cash equivalents decreased by $14.0 million. This decline was the result of cash used in investing activities of $41.3 million which was not entirely offset by cash generated from financing activities (primarily increased deposits) of $26.6 million and $743,000 in cash provided from operating activities.

Cash and cash equivalents, during the first six months of 1997, increased by $12.4 million. The increase was the result of cash generated from financing activities (primarily increased deposits and the issuance of Subordinated Debentures) of $115.6 million and operating activities of $3.3 million offset by $106.5 million in cash used in investing activities.

As described below, the Company intends to redeem all of the outstanding shares of its 9.20% Redeemable, Cumulative Preferred Stock, Series A (the "Preferred Stock"), effective September 1, 1998, for an aggregate cash redemption price of

$17.25 million. Substantially all of the funds for this redemption will be obtained from maturities or sales of investment securities owned by the Company. Management believes sources of liquidity will continue to be adequate following this redemption.

CAPITAL RESOURCES

Shareholders' equity increased to $71.1 million at June 30, 1998 from $68.0 million at December 31, 1997. The increase was primarily attributable to earnings retained after common and preferred stock dividend payments. Net unrealized gains on investment securities available for sale (net of tax) increased to $632,000 at June 30, 1998 compared to $580,000 at December 31, 1997. The Company also increased common stock and related surplus by $162,000 through the issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan, and the employee stock option plan.

During the second quarter of 1997, SBI Capital Trust ("SBI Capital"), a statutory business trust and subsidiary of the Company sold 1,000,500 Preferred Securities, having a liquidation amount of $25 per security, for a total price of $25,012,500. The distributions payable on the preferred securities are based on a 9.30% fixed annual rate. The Preferred Securities meet the regulatory criteria for Tier I Capital, subject to Federal Reserve guidelines that limit the amount of the Preferred Securities and cumulative perpetual preferred stock to an aggregate of 25% of Tier I Capital. Proceeds from the Preferred Securities were invested in 9.30% Subordinated Debentures of the Company. The net proceeds to the Company from the sale of the Subordinated Debentures were used for general corporate purposes, including use in investment activities and the Bank's lending activities.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines.

On June 30, 1998, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.36%, a Tier I risk-based capital ratio of 9.20%, and a leverage ratio of 7.26%. As of June 30, 1998, the Bank also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

In the first quarter of 1998, the Company adopted a policy which prohibits the declaration of dividends on common stock while the Company is operating at a loss.

The Company declared a dividend of $.09 per common share payable on July 1, 1998 to shareholders of record as of June 17, 1998.

On July 21, 1998, notices of redemption were mailed to record holders of the Company's 690,000 outstanding shares of Preferred Stock. The redemption will be paid in cash at the price of $25.00 per share (total, $17.25 million) at any time after the redemption date of September 1, 1998, following surrender of certificates to the redemption agent in accordance with procedures specified in the notice. The Company intends to deposit funds for the redemption with the redemption agent on or before the redemption date. In June 1998, the Company declared a dividend of $.575 per preferred share payable on September 1, 1998 to holders of record as of August 18, 1998. This dividend is to be paid separately from the redemption. No additional dividends will be declared or paid on the Preferred Stock.

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

                                 * * * * * * *

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 1997.

PART II.  OTHER INFORMATION

Item 1.       Legal proceedings
              None

Item 2.       Changes in securities
              None

Item 3.       Defaults upon senior securities
              None

Item 4.       Submission of matters to a vote of security holders

              At the Company's annual shareholders' meeting, held on April 23, 1998, the shareholders of the Company elected three Directors with terms expiring at the 2001 annual shareholders' meeting. The Directors elected and the shareholder vote in the election of each director was as follows:

                                                     For         Withheld
                                                     ---         --------
              Thomas D. Berry                     2,924,125        4,321
              David P. Lambert                    2,924,195        4,321
              Linford R. Pitts                    2,162,977        4,321

              Other Directors continuing in office following the annual shareholders' meeting were George M. Berry, Joyce P. Berry, Joe Berry Cannon, J. Berry Harrison, Erd M. Johnson, Alfred L. Litchenburg, Robert L. McCormick, Jr., Robert R. Rodgers, James B. Wise, MD., and Lee A. Wise. (Director George M. Berry retired from the board of directors following its May 1998 meeting.)

Item 5.       Other information
              None

Item 6.       Exhibits and reports on Form 8-K
              (a) Exhibits.
                     None

              (b) Reports on Form 8-K.
                     Date          Item Reported
                     ----          -------------
                     June 8, 1998  Item 5. The Company announced its
                                   intention to redeem its 9.20% Redeemable, Cumulative Preferred Stock, Series A on or about September 1, 1998.
                                   Item 7. Exhibit 99.1 - Press Release dated
                                   June 5, 1998

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANCORP, INC.
(Registrant)

By: /s/ Robert L. McCormick                         July 29, 1998
   -----------------------------                    ---------------------------
    Robert L. McCormick                             Date
    Chairman of the Board and Chief
    Executive Officer
    (Principal Executive Officer)

   By: /s/ Kerby E. Crowell                         July 29, 1998
   -----------------------------                    ---------------------------
   Kerby E. Crowell                                 Date
   Executive Vice President and
   Chief Financial Officer
   (Principal Financial and Accounting Officer)