Form 10-Q
period 1998-09-30
SOUTHWEST BANCORP INC
filed 1998-11-03
CIK 914374

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                    --------------------------------------

                                   FORM 10-Q


     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1998.

                                      OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________


                       Commission File Number   0-23064


                            SOUTHWEST BANCORP, INC.
            (Exact name of registrant as specified in its charter)


Oklahoma                                             73-1136584
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)


608 South Main Street                                74074
Stillwater, Oklahoma                                 (Zip Code)
(Address of principal executive office)

Registrant's telephone number, including area code:  (405) 372-2230


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

                                   3,797,615
                                   ---------




                                    1 of 23

                            SOUTHWEST BANCORP, INC.

                              INDEX TO FORM 10-Q

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

     ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Unaudited Consolidated Statements of Financial Condition at
          September 30, 1998 and December 31, 1997                          3

          Unaudited Consolidated Statements of Operations for the
          three and nine months ended September 30, 1998 and 1997           4

          Unaudited Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1998 and 1997                     5

          Unaudited Consolidated Statements of Shareholders' Equity
          for the nine months ended September 30, 1998 and 1997             6

          Unaudited Consolidated Statements of Comprehensive Income
          for the three and nine months ended September 30, 1998
          and 1997                                                          7

          Notes to Unaudited Consolidated Financial Statements              8

          Average Balances, Yields and Rates                               13

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                          14


     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK                                                  21


PART II.  OTHER INFORMATION                                                22


SIGNATURES                                                                 23

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share data)

                                                                                  September 30,             December 31,
                                                                                       1998                     1997
                                                                                 ---------------          ---------------
Assets
Cash and due from banks                                                                 $25,020                  $26,259
Federal funds sold                                                                            -                   10,000
                                                                                 ---------------          ---------------
     Cash and cash equivalents                                                           25,020                   36,259
Investment securities:
     Held to maturity, fair value $82,918 (1998) and $87,592 (1997)                      81,479                   86,994
     Available for sale, amortized cost $87,385 (1998) and $99,778 (1997)                89,219                  100,746
Loans receivable, net of allowance for loan losses
     of $9,709 (1998) and $8,282 (1997)                                                 745,347                  710,831
Accrued interest receivable                                                               9,102                    8,883
Premises and equipment, net                                                              17,894                   13,571
Other assets                                                                              9,726                    6,002
                                                                                 ---------------          ---------------
                Total assets                                                           $977,787                 $963,286
                                                                                 ===============          ===============

Liabilities & shareholders' equity
   Deposits:
     Noninterest-bearing demand                                                        $ 38,322                 $ 96,560
     Interest-bearing demand                                                              9,473                   37,447
     Money market accounts                                                              189,060                   94,496
     Savings accounts                                                                     3,492                    3,655
     Time deposits                                                                      590,464                  609,267
                                                                                 ---------------          ---------------
         Total deposits                                                                 830,811                  841,425
                                                                                 ---------------          ---------------
Income taxes payable                                                                        108                      521
Accrued interest payable                                                                  5,508                    6,504
Other liabilities                                                                         2,757                    1,227
Short-term borrowings                                                                    57,114                   20,548
Long-term debt:
     Guaranteed preferred beneficial interests in the Company's
         subordinated debentures                                                         25,013                   25,013
                                                                                 ---------------          ---------------
            Total liabilities                                                           921,311                  895,238
                                                                                 ---------------          ---------------
Commitments and contingencies                                                                 -                        -
Shareholders' equity:
     Serial preferred stock -
         Series A, 9.20% Redeemable, Cumulative Preferred Stock;
            $1 par value; 1,000,000 shares authorized; liquidation value
            $17,250,000; 690,000 shares issued and outstanding                                -                      690
         Series B, $1 par value; 1,000,000 shares authorized; none issued                     -                        -
     Common stock - $1 par value; 10,000,000 shares authorized; issued
         and outstanding 3,797,107 (1998) and 3,787,839 (1997)                            3,797                    3,788
     Capital surplus                                                                      8,404                   24,764
     Retained earnings                                                                   43,175                   38,226
     Accumulated other comprehensive income:
         Unrealized gain (loss) on investment securities available for sale,
            net of tax                                                                    1,100                      580
                                                                                 ---------------          ---------------
                Total shareholders' equity                                               56,476                   68,048
                                                                                 ---------------          ---------------
                Total liabilities & shareholders' equity                               $977,787                 $963,286
                                                                                 ===============          ===============

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)

                                                            For the three months              For the nine months
                                                             ended September 30,              ended September 30,
                                                            1998             1997            1998             1997
                                                         ------------     -----------     ------------     ------------
Interest income:
     Interest and fees on loans                              $17,499         $16,917          $51,886          $48,724
     Investment securities:
         U.S. Government and agency obligations                2,174           2,410            6,980            6,213
         State and political subdivisions                        160             121              427              392
         Mortgage-backed securities                              325             289              836              962
         Other securities                                        121              53              345               83
     Federal funds sold                                           22             172               56              442
                                                         ------------     -----------     ------------     ------------
         Total interest income                                20,301          19,962           60,530           56,816

Interest expense:
     Interest-bearing demand                                      19             236              139              664
     Money market accounts                                     1,078             975            3,137            2,832
     Savings accounts                                             20              24               58               74
     Time deposits                                             8,037           9,026           24,733           25,905
     Short-term borrowings                                       849              17            2,045              108
     Long-term debt                                              581             582            1,744              756
                                                         ------------     -----------     ------------     ------------
         Total interest expense                               10,584          10,860           31,856           30,339
                                                         ------------     -----------     ------------     ------------

Net interest income                                            9,717           9,102           28,674           26,477
     Provision for loan losses                                   930           5,101            2,705            8,903
                                                         ------------     -----------     ------------     ------------
Net interest income after provision for loan losses            8,787           4,001           25,969           17,574

Other income:
     Service charges and fees                                    874             802            2,610            2,342
     Credit cards                                                  9             195               66              568
     Other noninterest income                                     73             114              320              277
     Gain (loss) on sales of loans receivable                    913             481            1,959            1,381
     Gain (loss) on sales of investment securities               165               7              185                7
                                                         ------------     -----------     ------------     ------------
         Total other income                                    2,034           1,599            5,140            4,575

Other expenses:
     Salaries and employee benefits                            3,738           3,511           10,510           10,559
     Occupancy                                                 1,273           1,170            3,673            3,393
     FDIC and other insurance                                     62              61              190              190
     Credit cards                                                 14              89                5              247
     General and administrative                                1,963           1,566            5,564            4,951
                                                         ------------     -----------     ------------     ------------
         Total other expenses                                  7,050           6,397           19,942           19,340
                                                         ------------     -----------     ------------     ------------
Income before taxes                                            3,771            (797)          11,167            2,809
     Taxes on income                                           1,351            (357)           4,004              886
                                                         ------------     -----------     ------------     ------------

Net income                                                    $2,420           $(440)          $7,163           $1,923
                                                         ============     ===========     ============     ============
Net income available to common shareholders                   $2,156           $(836)          $6,105            $ 733
                                                         ============     ===========     ============     ============

Basic earnings per common share                               $ 0.57         $ (0.22)          $ 1.61           $ 0.20
                                                         ============     ===========     ============     ============
Diluted earnings per common share                             $ 0.55         $ (0.22)          $ 1.56           $ 0.19
                                                         ============     ===========     ============     ============

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                                  For the nine months
                                                                                                  ended September 30,
                                                                                                1998                1997
                                                                                           ---------------      --------------
Operating activities:
     Net income                                                                                   $ 7,163             $ 1,923
     Adjustments to reconcile net income to net
         cash (used in) provided from operating activities:
            Provision for loan losses                                                               2,705               8,903
            Depreciation and amortization expense                                                   1,384               1,171
            Amortization of premiums and accretion of
                discount on securities, net                                                           117                 101
            Amortization of intangibles                                                               186                 157
            (Gain) Loss on sales of securities                                                       (185)                 (7)
            (Gain) Loss on sales of loans receivable                                               (1,959)             (1,381)
            (Gain) Loss on sales of premises/equipment                                                 17                 (28)
            (Gain) Loss on other real estate owned, net                                                60                   2
            Proceeds from sales of residential mortgage loans                                      95,464              51,326
            Residential mortgage loans originated for resale                                      (94,453)            (48,842)
     Changes in assets and liabilities:
         Accrued interest receivable                                                                 (219)             (3,592)
         Other assets                                                                                (831)             (1,285)
         Income taxes payable                                                                        (413)               (187)
         Accrued interest payable                                                                    (996)              1,229
         Other liabilities                                                                          1,491                 154
                                                                                           ---------------      --------------
            Net cash (used in) provided from operating activities                                   9,531               9,644
                                                                                           ---------------      --------------
Investing activities:
     Proceeds from sales of held to maturity securities                                                 -                   -
     Proceeds from sales of available for sale securities                                          13,968                   -
     Proceeds from principal repayments and maturities:
         Held to maturity securities                                                               24,521              13,812
         Available for sale securities                                                             25,112              13,795
     Purchases of held to maturity securities                                                     (19,105)            (21,245)
     Purchases of available for sale securities                                                   (26,519)            (47,002)
     Loans originated and principal repayments, net                                               (65,332)           (119,769)
     Proceeds from sales of guaranteed student loans                                               25,186              30,992
     Purchases of premises and equipment                                                           (5,806)             (4,812)
     Proceeds from sales of premises and equipment                                                     82                 115
     Proceeds from sales of other real estate                                                         387                  17
                                                                                           ---------------      --------------
            Net cash (used in) provided from investing activities                                 (27,506)           (134,097)
                                                                                           ---------------      --------------
Financing activities:
     Net increase (decrease) in deposits                                                          (10,614)            115,354
     Net increase (decrease) in short-term borrowings                                              36,566                  61
     Net proceeds from issuance of common stock                                                       209                 152
     Redemption of preferred stock                                                                (17,250)                  -
     Proceeds from issuance of subordinated debentures                                                  -              25,013
     Common stock dividends paid                                                                     (985)               (866)
     Preferred stock dividends paid                                                                (1,190)             (1,190)
                                                                                           ---------------      --------------
            Net cash (used in) provided from financing activities                                   6,736             138,524
                                                                                           ---------------      --------------
Net increase (decrease) in cash and cash equivalents                                              (11,239)             14,071
Cash and cash equivalents,
     Beginning of period                                                                           36,259              22,914
                                                                                           ---------------      --------------
     End of period                                                                               $ 25,020            $ 36,985
                                                                                           ===============      ==============

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands except share data)

                                                                                                           Accumulated       Total
                                                                                                              Other         Share-
                                        Preferred Stock          Common Stock       Capital    Retained    Comprehensive    holders'
                                       Shares     Amount      Shares      Amount    Surplus    Earnings        Income        Equity
                                    -----------------------------------------------------------------------------------------------
Balance, January 1, 1997              690,000       $690    3,764,216     $3,764    $24,332     $36,041            $205    $65,032

Cash dividends paid:
     Preferred, $1.15 per share             -          -            -          -          -      (1,190)             -      (1,190)
     Common, $0.08 per share                -          -            -          -          -        (603)             -        (603)
Cash dividends declared:
     Common, $0.08 per share                -          -            -          -          -        (302)             -        (302)
Common stock issued:
     Employee Stock Option Plan             -          -            -          -          -           -              -           -
     Employee Stock Purchase Plan           -          -        2,886          3         58           -              -          61
     Dividend Reinvestment Plan             -          -        4,356          4         87           -              -          91
Change in unrealized gain
     (loss) on available for sale
     securities, net of tax                 -          -            -          -          -           -            416         416
Net income                                  -          -            -          -          -       1,923              -       1,923
                                    ----------------------------------------------------------------------------------------------

Balance, September 30, 1997           690,000       $690    3,771,458     $3,771    $24,477     $35,869           $621     $65,428
                                    ==============================================================================================


Balance, January 1, 1998              690,000       $690    3,787,839     $3,788    $24,764     $38,226           $580     $68,048

Cash dividends paid:
     Preferred, $1.15 per share             -          -            -          -          -      (1,190)             -      (1,190)
     Common, $0.09 per share                -          -            -          -          -        (683)             -        (683)
Cash dividends declared:
     Preferred, $0.575 per share            -          -            -          -          -           -              -           -
     Common, $0.09 per share                -          -            -          -          -        (341)             -        (341)
Common stock issued:
     Employee Stock Option Plan             -          -        4,000          4         55           -              -          59
     Employee Stock Purchase Plan           -          -        1,913          2         52           -              -          54
     Dividend Reinvestment Plan             -          -        3,355          3         93           -              -          96
Preferred Stock Redeemed             (690,000)      (690)           -          -    (16,560)          -              -     (17,250)
Change in unrealized gain
     (loss) on available for sale
     securities, net of tax                 -          -            -          -          -           -            520         520
Net income                                  -          -            -          -          -       7,163              -       7,163
                                    ----------------------------------------------------------------------------------------------

Balance, September 30, 1998                 -          -    3,797,107     $3,797     $8,404     $43,175         $1,100     $56,476
                                    ==============================================================================================

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

                                                             For the three months              For the nine months
                                                             ended September 30,               ended September 30,
                                                            1998             1997             1998            1997
                                                         ------------     ------------     -----------     ------------
Net income                                                    $2,420            $(440)         $7,163           $1,923

Other comprehensive income, net of tax:
     Unrealized gain (loss) on investment
         securities available for sale                           780              522             866              692
     Less:  Tax (expense) benefit                                312              208             346              276
                                                         ------------     ------------     -----------     ------------

Comprehensive income                                          $3,512             $290          $8,375           $2,891
                                                         ============     ============     ===========     ============

                            SOUTHWEST BANCORP, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:   GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. However, the consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation. The results of operations and cash flows for the nine months ended September 30, 1998 and 1997 should not be considered indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.


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

NOTE 4:   ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement of recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer considered useful. SFAS No. 132 is effective for fiscal years beginning after December 15, 1998. The Company does not offer defined benefit plans or other postretirement benefit plans to its employees; therefore, the adoption of SFAS No. 132 will not affect the Company's financial statement disclosures.

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

                                                                     For the nine                   For the
                                                                     months ended                 year ended
                                                                  September 30, 1998           December 31, 1997
                                                                  --------------------        --------------------
                                                                              (Dollars in thousands)
Balance at beginning of period                                                 $8,282                      $7,139
Loans charged-off:
     Real estate mortgage                                                         418                       1,305
     Real estate construction                                                       -                           -
     Commercial                                                                 1,140                       8,691
     Installment and consumer                                                     451                       1,532
                                                                  --------------------        --------------------
         Total charge-offs                                                      2,009                      11,528
Recoveries:
     Real estate mortgage                                                          72                          85
     Real estate construction                                                       -                           -
     Commercial                                                                   318                         300
     Installment and consumer                                                     341                         182
                                                                  --------------------        --------------------
         Total recoveries                                                         731                         567
                                                                  --------------------        --------------------
Net loans charged-off                                                           1,278                      10,961
Provision for loan losses                                                       2,705                      12,104
                                                                  --------------------        --------------------
Balance at end of period                                                       $9,709                      $8,282
                                                                  ====================        ====================
Loans outstanding:
     Average                                                                 $752,785                    $700,129
     End of period                                                            755,056                     719,113
Net charge-offs to total average loans (annualized)                              0.23%                       1.57%
Allowance for loan losses to total loans                                         1.29%                       1.15%

Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates:

                                                                          At                          At
                                                                  September 30, 1998           December 31, 1997
                                                                  --------------------        --------------------
                                                                              (Dollars in thousands)
Nonaccrual loans (1)                                                           $1,055                      $5,458
Past due 90 days or more (2)                                                      376                       1,677
Restructured terms                                                                  -                           -
                                                                  --------------------        --------------------
     Total nonperforming loans                                                  1,431                       7,135
Other real estate owned                                                         3,788                         362
                                                                  ====================        ====================
     Total nonperforming assets                                                $5,219                      $7,497
                                                                  ====================        ====================

Nonperforming loans to loans receivable                                          0.19%                       0.99%
Allowance for loan losses to nonperforming loans                               678.48%                     116.08%
Nonperforming assets to loans receivable and
     other real estate owned                                                     0.69%                       1.04%

(1) The government-guaranteed portion of loans included in these totals was $177
    (1998) and $541 (1997).
(2) The government-guaranteed portion of loans included in these totals was $0
    (1998) and $223 (1997).


In the first and third quarters of 1997, the Company recorded significant increases in loan charge-offs and provisions for loan losses compared with corresponding periods in earlier years. The large charge-offs during the first quarter of 1997 were primarily the result of deterioration in the financial position of a single commercial borrower. The higher provision recorded in the third quarter of 1997 was the amount deemed necessary by management to restore the allowance for loan losses to an appropriate level after charging-off substantially the entire balance of a group of related loans, which totaled $4.8 million. These loans were not related to the loans that resulted in the larger than normal provision for loan losses in the first quarter of 1997. As a result of the unusually large charge-offs recorded in 1997, management revised the Bank's credit and loan review policies and standards, revised individual and committee loan authorities, and committed additional resources to the credit administration and loan review function. Net charge-offs and the provision for loan losses declined during the first nine months of 1998 to $1.3 million and $2.7 million, respectively.

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The adequacy of the allowance for loan losses is determined by management based upon a number of factors including, among others, analytical reviews of loan loss experience in relation to outstanding loans and commitments; unfunded loan commitments; problem and nonperforming loans and other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; use of appraisals to estimate the value of collateral; and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Changes in the allowance may also occur because of changing economic conditions and their impact on economic prospects and the financial position of borrowers. Based upon this review, management established an allowance of $9.7 million, or 1.29% of total loans, at September 30, 1998 compared to an allowance of $8.3 million, or 1.15% of total loans, at December 31, 1997.

In establishing the level of the allowance for September 30, 1998, management considered a number of factors, including the increased risk inherent in commercial and commercial real estate loans, which are viewed as entailing greater risk than certain other categories of loans, charge-off history, and the rapid expansion of the loan portfolio over the last several years. Management also considered other factors, including the levels of types of credits, such as residential mortgage loans, deemed to be of relatively low risk. At September 30, 1998, total nonperforming loans were $1.4 million, or 0.19% of total loans, compared to $7.1 million, or 0.99% of total loans, at December 31, 1997. The Company determined the level of the allowance for loan losses at September 30, 1998 was appropriate, after assessing these and other factors it deemed relevant. Management conducted a similar analysis in order to determine the appropriate allowance as of December 31, 1997.

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


NOTE 6:   LOANS RECEIVABLE

The Bank extends commercial and consumer credit primarily to customers in the State of Oklahoma, which subjects the loan portfolio to the general economic conditions within the state. At September 30, 1998 and December 31, 1997, substantially all of the Bank's loans are collateralized with real estate, inventory, accounts receivable and/or other assets, or are guaranteed by agencies of the United States Government.

At September 30, 1998, loans to individuals and businesses in the healthcare industry totaled approximately $81.3 million, or 11% of total loans. Other notable concentrations of credit within the loan portfolio include $22.2 million, or 3% of total loans, in residential construction loans, $16.7 million, or 2% of total loans, in hotel/motel loans, and $14.7 million, or 2% of total loans, in restaurant loans. In the event of total nonperformance by the borrowers, the Company's accounting loss would be limited to the recorded investment in the loans receivable reduced by proceeds received from disposition of the related collateral.

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $1.1 million at September 30, 1998. During the first nine months of 1998, $92,000 in interest income was received on nonaccruing loans. If interest on those loans had been accrued, total interest income of $497,000 would have been recorded.

Those performing loans considered potential nonperforming loans, loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms over the next six months, amounted to approximately $24.0 million at September 30, 1998, compared to $27.0 million at December 31, 1997. Loans may be monitored by management and reported as potential nonperforming loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.


NOTE 7:   LONG-TERM DEBT

On June 4, 1997, SBI Capital Trust, a newly-formed subsidiary of the Company, issued 1,000,500 of its 9.30% Cumulative Trust Preferred Securities (the "Preferred Securities") in an underwritten public offering for an aggregate price of $25,012,500. Proceeds of the Preferred Securities were invested in the 9.30% Subordinated Debentures (the "Subordinated Debentures") of the Company. After deducting underwriter's compensation and other expenses of the offering, the net proceeds were available to the Company to increase capital and for general corporate purposes, including use in the Bank's lending and investment activities, and, on September 1, 1998, redemption of all of the Company's 9.20% Redeemable Cumulative Preferred Stock, Series A (the "Series A Preferred Stock"). See "Capital Resources" at Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). Unlike interest payments on the Subordinated Debentures, dividends paid on the Series A Preferred Stock are not deductible for federal income tax purposes.

The Preferred Securities and the Subordinated Debentures each mature on July 31, 2027. If certain conditions are met, the maturity dates of the Preferred Securities and the Subordinated Debentures may be shortened to a date not earlier than July 31, 2002, or extended to a date not later than July 31, 2036. The Preferred Securities and the Subordinated Debentures also may be redeemed prior to maturity, if certain events occur. The Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Subordinated Debentures at maturity or their earlier redemption. The Company also has the right, if certain conditions are met, to defer payment of interest on the Subordinated Debentures, which would result in a deferral of dividend payments on the Preferred Securities, at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period.

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


NOTE 8:   EARNINGS PER SHARE

Basic earnings per common share is computed based upon net income, after deducting the dividend requirements of preferred stock, divided by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed based upon net income, after deducting the dividend requirements of preferred stock, divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. At September 30, 1998 and 1997, there were no antidilutive options to purchase common shares. The following is a reconciliation of the common shares used in the calculations of basic and diluted earnings per common share:

                                                              For the three months                 For the nine months
                                                               ended September 30,                 ended September 30,
                                                             1998               1997              1998              1997
                                                         --------------     -------------     -------------     -------------
Weighted average common shares outstanding:
     Basic earnings per share                                3,796,886         3,771,101         3,794,043         3,768,663
Effect of dilutive securities:
     Stock options                                             117,253           101,537           122,857            95,893
                                                         --------------     -------------     -------------     -------------
Weighted average common shares outstanding:
     Diluted earnings per share                              3,914,139         3,872,638         3,916,900         3,864,556
                                                         ==============     =============     =============     =============

NOTE 9:   REDEMPTION OF PREFERRED STOCK

The Company redeemed all of the outstanding shares of its 9.20% Redeemable, Cumulative Preferred Stock, Series A, on September 1, 1998, at the cash redemption price of $17.25 million. Substantially all of the funds for this redemption were obtained from maturities or sales of investment securities acquired by the Company with proceeds from the 1997 issuance of Preferred Securities. (See "Capital Resources" at MD&A.)

SOUTHWEST BANCORP, INC.
AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands except share data)

                                                                 For the nine months ended September 30,
                                                                    1998                         1997
                                                         ----------------------------------------------------------
                                                            Average       Average        Average       Average
                                                            Balance      Yield/Rate      Balance      Yield/Rate
                                                         ----------------------------------------------------------
Assets:
     Loans receivable                                         $752,785           9.22%     $692,554           9.41%
     Investment securities                                     185,500           6.17       164,754           6.21
     Other interest-earning assets                               1,883           5.47        10,763           5.49
                                                         --------------                -------------
         Total interest-earning assets                         940,168           8.61       868,071           8.75
     Noninterest-earning assets                                 43,273                       45,266
                                                         --------------                -------------
         Total assets                                         $983,441                     $913,337
                                                         ==============                =============

Liabilities and shareholders' equity:
     Interest-bearing demand                                  $  7,915           2.35%     $ 37,437          2.37%
     Money market accounts                                     188,810           2.22        91,029           4.16
     Savings accounts                                            3,454           2.25         3,947           2.51
     Time deposits                                             599,219           5.52       604,522           5.73
                                                         --------------                -------------
         Total interest-bearing deposits                       799,398           4.69       736,935           5.35
     Short-term borrowings                                      51,826           5.28         2,571           5.62
     Long-term debt                                             25,013           9.30        10,902           9.30
                                                         --------------                -------------
         Total interest-bearing liabilities                    876,237           4.86       750,408           5.41
     Noninterest-bearing demand                                 24,160                       86,776
     Other noninterest-bearing liabilities                      14,740                       10,560
     Shareholders' equity                                       68,304                       65,593
                                                         ==============                =============
         Total liabilities and shareholders' equity           $983,441                     $913,337
                                                         ==============                =============

     Interest rate spread                                                        3.75%                        3.34%
                                                                       ===============              ===============
     Net interest margin                                                         4.08%                        4.08%
                                                                       ===============              ===============
     Ratio of average interest-earning assets
         to average interest-bearing liabilities               107.30%                       115.68%
                                                         ==============                =============

                            SOUTHWEST BANCORP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements. This Management's Discussion and Analysis includes forward-looking statements, such as: statements of the Company's goals, intentions, and expectations; estimates of risks and of future costs and benefits; and statements of the Company's ability to achieve financial and other goals. These forward looking statements are subject to significant uncertainties because they are based upon: future interest rates and other economic conditions; statements by suppliers of data processing equipment and services, government agencies, and other third parties as to year 2000 compliance and costs; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, the Company's past results do not necessarily indicate its future results.

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

The Company has established and pursued a strategy of independent operation for the benefit of all of its shareholders, and has capitalized on its position as an Oklahoma owned and operated banking organization to increase its banking business. The Company has grown from $434 million in assets at year-end 1993, to $978 million at September 30, 1998, without acquiring other financial institutions. The Company considers acquisitions of other financial institutions, however, from time to time, although it does not have any specific agreements or understandings for any such acquisition at present.


FINANCIAL CONDITION

The Company's total assets increased by $14.5 million, or 2%, from $963.3 million at December 31, 1997 to $977.8 million at September 30, 1998.

Loans were $755.1 million at September 30, 1998, an increase of $35.9 million, or 5%, compared to December 31, 1997. The Company experienced increases in the categories of commercial mortgages ($30.2 million, or 14%), real estate construction loans ($3.1 million, or 4%), residential mortgages ($3.0 million, or 4%) and other consumer loans ($1.0 million, or 3%). These increases were offset by a slight reductions in commercial loans ($929,000, or less than 1%) and government-guaranteed student loans ($416,000, or less than 1%). The allowance for loan losses increased by $1.4 million, or 17%, from December 31,
1997 to September 30, 1998.   At September 30, 1998, the allowance for loan
losses was $9.7 million, or 1.29% of total loans, compared to $8.3 million, or 1.15% of total loans, at December 31, 1997.

Investment securities were $170.7 at September 30, 1998, a reduction of $17.0 million, or 9%, compared to December 31, 1997. This large reduction was due primarily to the sale of available-for-sale securities in connection with the redemption of the Company's preferred stock on September 1, 1998.

Premises and equipment increased by $4.3 million primarily due to the construction costs for the new Tulsa Banking Center at 15th and Utica. The new Tulsa Banking Center is expected to open in early 1999.

The Company's deposits declined by $10.6 million, or 1%, from $841.4 million at December 31, 1997 to $830.8 million at September 30, 1998. In February 1998, the Bank began using a new product that sweeps excess funds in transaction accounts into money market accounts. At September 30, 1998, $66.7 million and $36.3 million had been swept out of demand and NOW accounts, respectively, and $103.0 million had been swept into money market accounts. Without these reclassifications, increases occurred in demand deposits ($8.5 million, or 9%) and NOW accounts ($8.3 million, or 22%) and decreases occurred in time deposits ($18.8 million, or 3%), money market accounts ($8.5 million, or 9%), and savings deposits ($163,000, or 4%) as compared to December 31, 1997.

Shareholders' equity decreased by $11.6 million, or 17%, due to the planned redemption of the Company's 9.20% Redeemable, Cumulative Preferred Stock, Series A, at its liquidation value of $17.25 million, using funds from the sale of securities that had been purchased with proceeds of the less expensive Trust Preferred Securities issued in 1997. On September 30, 1998, the Company and the Bank continued to exceed all applicable regulatory capital requirements. This decrease in shareholders' equity was partially offset by earnings for the first nine months of 1998, net of dividends declared on common and preferred stock, a $209,000 increase due to proceeds of common stock issued through the employee stock purchase plan, the employee stock option plan and the dividend reinvestment plan, and a $520,000 increase attributable to a change in the unrealized gain/loss, net of taxes, on investment securities available for sale.


RESULTS OF OPERATIONS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

NET INCOME

For the first nine months of 1998, the Company recorded net income of $7.2 million, 272% more than the $1.9 million recorded for the first nine months of 1997. Net income available to common shareholders, after deduction of dividends on preferred stock, was $6.1 million, compared with $733,000 for the first nine months of 1997. The substantial increase in earnings was primarily the result of the after-tax effect of a $6.2 million reduction in the provision for loan losses. Average common shares outstanding were 3,794,043 and 3,768,663, respectively. Basic and diluted earnings per common share increased to $1.61 and $1.56 per share for the first nine months of 1998 from $0.20 and $0.19 per share for the same period in 1997, respectively.

During the first quarter of 1997, the Company received information regarding events that adversely affected a borrower's ability to repay its commercial loan, which had a carrying amount of $1.9 million. As a result of this event, and management's regular evaluation of the adequacy of the allowance for loan losses relative to other loans in the portfolio, the Company recorded a provision for loan losses of $3.0 million for the first quarter of 1997, compared with a provision of $825,000 for the first quarter of 1998. See "Provision for Loan Losses." For the second quarter of 1998, the provision for loan losses was $950,000, compared to $801,000 for the second quarter of 1997, an increase of 19%. For the third quarter of 1998, the provision for loan losses was $930,000, compared to $5.1 million for the third quarter of 1997, a reduction of 82%. The higher provision recorded in the third quarter of 1997 was the amount deemed necessary by management to restore the allowance for loan losses to an appropriate level after charging-off substantially the entire balance of a group of related loans, which totaled $4.8 million. These loans were not connected with the loans that resulted in the larger than normal provision for loan losses in the first quarter of 1997.

Net interest income increased $2.2 million, or 8%, for the first nine months of 1998 compared to the same period in 1997. This increase in net interest income, as well as a $6.2 million, or 70%, reduction in the provision for loan losses, and a $565,000, or 12%, increase in other income, was offset by a $602,000, or 3%, increase in other expenses and a $3.1 million, or 352%, increase in tax expense. For the first nine months of 1998, the return on average total equity was 14.02% and the return on average common equity was 15.41% compared to a 3.92% return on average total equity and a 2.03% return on average common equity for the first nine months of 1997.

NET INTEREST INCOME

Net interest income increased to $28.7 million for the first nine months of 1998 from $26.5 million for the same period in 1997 as continued growth in the loan portfolio enabled the Company to post a $3.7 million increase in interest income that exceeded the $1.5 million increase in interest expense during the period. Yields on the Company's interest-earning assets declined by 14 basis points, and the rates paid on the Company's interest-bearing liabilities declined by 55 basis points, resulting in an increase in the interest rate spread to 3.75% for the first nine months of 1998 from 3.34% for the first nine months of 1997. The net interest margin was unchanged at 4.08% for both periods. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 107.30% for the first nine months of 1998 from 115.68% for the first nine months of 1997, primarily due to the reclassification of noninterest bearing demand deposits to money market accounts in the sweep process begun in February 1998, the issuance in June 1997 of the Subordinated Debentures, and the increase in short-term borrowings.

Total interest income for the first nine months of 1998 was $60.5 million, up 7% from $56.8 million during the same period in 1997. The principal factor providing greater interest income was the $60.2 million, or 9%, increase in the volume of average loans outstanding. The Company's average yield on loans declined to 9.22% for the first nine months of 1998 from 9.41% in 1997. During the same period, the Company's average investment securities increased $20.7 million, or 13%, and the related yield declined to 6.17% from 6.21%.

Total interest expense for the first nine months of 1998 was $31.8 million, an increase of 5% from $30.3 million for the same period in 1997. The increase in total interest expense can be attributed to an increase in average interest-bearing liabilities of $125.8 million, or 17%. During the same period, the rates paid on average interest-bearing liabilities declined to 4.86% from 5.41%. Rates paid on deposits decreased or remained substantially the same for all categories; the largest reduction was a 194 basis point reduction in the average rate paid on money market accounts due to the reclassification of excess funds in demand and NOW accounts.

OTHER INCOME

Other income increased by $565,000 for the first nine months of 1998 compared to the first nine months of 1997 primarily as a result of a $578,000 increase in gains on sales of loans. Other increases were $268,000 in service charges and fees, $178,000 in gains on sales of securities and $42,000 in other noninterest income. These increases were offset by a $502,000 reduction in credit card income. During the fourth quarter of 1997, the Bank completed the sale of substantially all of its credit card portfolio. The Bank continues to issue credit cards throughout the state of Oklahoma, but credit card loans and accounts are owned and serviced by unrelated parties under agreements with the Company. The gains on sales of securities in 1998 occurred when "available for sale" securities were called prior to their stated maturity date or were sold to fund the redemption of the Company's preferred stock.

OTHER EXPENSES

The Company's other expenses increased $602,000 for the first nine months of 1998 compared to the first nine months of 1997. This increase was primarily the result of a $613,000 increase in general and administrative expense. In addition, occupancy expenses increased $280,000. These increases were offset by reductions in salaries and employee benefits ($49,000) and credit card expense ($242,000). The increase in occupancy expense was due primarily to increased data processing, depreciation and equipment costs, as systems, facilities and equipment continue to be upgraded.

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

NET INCOME

For the third quarter of 1998, the Company recorded net income of $2.4 million, 650% more than the $(440,000) recorded for the third quarter of 1997. Net income available to common shareholders, after deduction of dividends on preferred stock, was $2.2 million, compared with $(836,000) for the third quarter of 1997. Average common shares outstanding were 3,796,886 and 3,771,101, respectively. Basic earnings per common share increased to $0.57 per share for the third quarter of 1998 from $(0.22) per share for the same period in 1997. Diluted earnings per common share increased to $0.55 per share for the third quarter of 1998 from $(0.22) per share for the same period in 1997.

Net interest income increased $615,000, or 7%, for the third quarter of 1998 compared to the same period in 1997. This increase in net interest income, as well as a $435,000, or 27%, increase in other income and a $4.2 million, or 82%, reduction in provision for loan losses were offset by a $653,000, or 10%, increase in other expense and a $1.7 million, or 478%, increase in tax expense. For the third quarter of 1998, the return on average total equity was 14.49% and the return on average common equity was 15.63% compared to a (2.62)% return on average total equity and a (6.72)% return on average common equity for the third quarter of 1997.

NET INTEREST INCOME

Net interest income increased to $9.7 million for the third quarter of 1998 from $9.1 million for the same period in 1997 as continued growth in the loan portfolio enabled the Company to post a $339,000 increase in interest income as interest expense declined $276,000 during the period. Yields on the Company's interest-earning assets declined by 16 basis points, and the rates paid on the Company's interest-bearing liabilities declined by 77 basis points, resulting in an increase in the interest rate spread to 3.85% for the third quarter of 1998 from 3.24% for the third quarter of 1997. The net interest margin was 4.10% for the third quarter of 1998, an increase of 12 basis points from the third quarter of 1997. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 105.71% for the third quarter of 1998 from 115.51% for the third quarter of 1997, primarily due to the increase in short-term borrowings.

Total interest income for the third quarter of 1998 was $20.3 million, up 2% from $20.0 million during the same period in 1997. The principal factor providing greater interest income was the $44.3 million, or 6%, increase in the volume of average loans outstanding. The Company's loan yields declined to 9.18% for the third quarter of 1998 from 9.42% in 1997. During the same period, the Company's average investment securities declined $1.6 million, or less than 1%, and the related yield declined to 6.07% from 6.25%.

Total interest expense for the third quarter of 1998 was $10.6 million, a reduction of 3% from $10.9 million for the same period in 1997. The reduction in total interest expense can be attributed to an increased usage of lower rate short-term borrowings, which offset the decline in higher rate time deposits. Average interest-bearing deposits increased $41.5 million, or 5%, and average interest-bearing liabilities increased $103.8 million, or 13%, from the third quarter of 1997 to the third quarter of 1998, however, time deposits declined $37.5 million, or 6%. During the same period, the rates paid on average interest-bearing liabilities declined to 4.72% from 5.49%. Rates paid on deposits decreased for all categories except NOW accounts, which increased 3 basis points; the largest reduction was a 211 basis point reduction in the average rate paid on money market accounts due to the reclassification of excess funds in demand and NOW accounts.

OTHER INCOME

Other income increased by $435,000 for the third quarter of 1998 compared to the third quarter of 1997 primarily as a result of a $432,000 increase in gains on sales of loans, a $158,000 increase in gains on sales of securities, and a $72,000 increase in service charges and fees. These increases were partially offset by a $186,000 reduction in credit card income and a $41,000 reduction in other noninterest income.

OTHER EXPENSES

The Company's other expenses increased $653,000 for the third quarter of 1998 compared to the third quarter of 1997. This increase was the result of a $397,000 increase in general and administrative expense, a $227,000 increase in salaries and employee benefits, a $103,000 increase in occupancy expense, and a $1,000 increase in FDIC and other insurance, partially offset by a $75,000 reduction in credit card expense. The increase in salaries and employee benefits was due primarily to a lower accrual in 1997 of the contribution to be made to the Bank's profit sharing plan. The increase in occupancy expense was due primarily to increased data processing, depreciation and equipment costs, as systems, facilities and equipment have continued to be upgraded.


                           *   *   *   *   *   *   *

PROVISION FOR LOAN LOSSES

The Company makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The adequacy of the allowance for loan losses is determined by management based upon a number of factors including, among others, analytical reviews of loan loss experience in relation to outstanding loans and commitments; unfunded loan commitments; problem and nonperforming loans and other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; use of appraisals to estimate the value of collateral; and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Changes in the allowance may occur because of changing economic conditions, and economic prospects and the financial position of borrowers. Based upon this review, management established an allowance of $9.7 million, or 1.29% of total loans, at September 30, 1998 compared to an allowance of $8.3 million, or 1.15% of total loans at December 31, 1997.

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


TAXES ON INCOME

The Company's income tax expense for the first nine months of 1998 and 1997 was $4.0 million and $886,000, respectively. The Company's income tax expense for the third quarters of 1998 and 1997 was $1.4 million and ($357,000), respectively. The Company's effective tax rates have been lower than the 34% Federal and 6% State statutory rates primarily because of tax-exempt income on municipal obligations and loans.


                           *   *   *   *   *   *   *


LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans. The Company's portfolio of government-guaranteed student loans and SBA loans are also readily salable. Additional sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit less than $100,000 were 79% and 84% of total deposits at September 30, 1998 and 1997, respectively.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank, the Student Loan Marketing Association ("SLMA") and the Federal Home Loan Bank of Topeka ("FHLB"). The Bank also carries interest-bearing demand notes issued by the Bank to the U.S. Treasury as a participant in the Treasury Tax and Loan note program. The Bank has approved federal funds purchase lines with three other banks. The Bank has available a $35.0 million line of credit from the SLMA and a $195.6 million line of credit from the FHLB. Borrowings under the SLMA line would be secured by student loans. Borrowings under the FHLB line would be secured by all unpledged securities and other loans. The Bank also has available unsecured brokered certificate of deposit lines of credit from Merrill Lynch & Co., Morgan Stanley Dean Witter and Salomon Smith Barney totaling $75.0 million, $85.0 million, and $100.0 million, respectively. During the first nine months and third quarter of 1998, the only categories of short-term borrowings whose averages exceeded 30% of ending shareholders' equity were repurchase agreements and funds borrowed from the FHLB.

                                                            September 30, 1998                        September 30, 1997
                                                   -------------------------------------     -------------------------------------
                                                      Repurchase       Funds Borrowed           Repurchase       Funds Borrowed
                                                      Agreements       from the FHLB            Agreements       from the FHLB
                                                   -------------------------------------     -------------------------------------
                                                          (Dollars in thousands)                    (Dollars in thousands)
Amount outstanding at end of period                     $33,170           $20,000                 $1,546                 -
Weighted average rate paid at end of period               4.97%             5.45%                  4.97%                 -
Average Balance:
     For the three months ended                         $29,472           $26,945                   $302                 -
     For the nine months ended                          $24,603           $20,282                   $101                 -
Average Rate Paid:
     For the three months ended                           4.97%             5.56%                  5.01%                 -
     For the nine months ended                            4.95%             5.53%                  5.00%                 -
Maximum amount outstanding at any month end             $33,170           $37,000                 $1,546                 -

During the first nine months of 1998, cash and cash equivalents decreased by $11.2 million. This decline was the result of cash used in investing activities of $27.5 million which was not entirely offset by cash generated from financing activities (primarily increased short-term borrowings) of $6.8 million and $9.5 million in cash provided from operating activities.

Cash and cash equivalents, during the first nine months of 1997, increased by $14.1 million. The increase was the result of cash generated from financing activities (primarily increased deposits and the issuance of Subordinated Debentures) of $138.5 million and operating activities of $9.7 million offset by $134.1 million in cash used in investing activities.

As described below, the Company redeemed all of the outstanding shares of its 9.20% Redeemable, Cumulative Preferred Stock, Series A (the "Preferred Stock"), on September 1, 1998, at the cash redemption price of $17.25 million. Substantially all of the funds for this redemption were obtained from maturities or sales of investment securities acquired by the Company with proceeds from the 1997 issuance of Preferred Securities. (See "Capital Resources" below.) Management believes sources of liquidity will continue to be adequate following this redemption.


CAPITAL RESOURCES

The Company effected its planned redemption of the Company's 9.20% Redeemable, Cumulative Preferred Stock, Series A (the "Preferred Stock") on September 1, 1998, at the cash redemption price of $17.25 million. Funds for this redemption came from securities purchased with proceeds from the Preferred Securities issued in 1997. The Preferred Securities are less expensive to the Company, on an after tax basis, than the Preferred Stock. The redeemed Preferred Stock exceeded the amount of preferred securities that may be included in capital for regulatory purposes, so the redemption did not cause a decrease in regulatory capital. At September 30, 1998, after the redemption, shareholders' equity was $56.5 million, compared to $68.0 million at December 31, 1997. In the first nine months of 1998, earnings, net of common and preferred stock dividend payments, contributed $4.9 million to shareholders' equity. In addition, net unrealized gains on investment securities available for sale (net of tax) increased to $1.1 million at September 30, 1998 compared to $580,000 at December 31, 1997. Sale of common stock through the dividend reinvestment plan, the employee stock purchase plan and the employee stock option plan contributed an additional $209,000 to shareholders' equity in the first nine months of 1998.

During the second quarter of 1997, SBI Capital Trust ("SBI Capital"), a statutory business trust and subsidiary of the Company sold 1,000,500 Preferred Securities, having a liquidation amount of $25 per security, for a total price of $25,012,500. The distributions payable on the preferred securities are based on a 9.30% fixed annual rate. The Preferred Securities meet the regulatory criteria for Tier I Capital, subject to Federal Reserve guidelines that limit the amount of the Preferred Securities and cumulative perpetual preferred stock to an aggregate of 25% of Tier I Capital. Proceeds from the Preferred Securities were invested in 9.30% Subordinated Debentures of the Company. For accounting purposes, the Preferred Securities are presented on the Consolidated Statements of Financial Condition as a separate category of long-term debt entitled "Guaranteed Preferred Beneficial Interests in the Company's Subordinated Debentures." The net proceeds to the Company from the sale of the Subordinated Debentures were used for general corporate purposes, including use in investment activities and the Bank's lending activities, and, on September 1, 1998, redemption, in whole, of the Company's 9.20% Redeemable Cumulative Preferred Stock, Series A.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines.

On September 30, 1998, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 11.47%, a Tier I risk-based capital ratio of 9.37%, and a leverage ratio of 7.46%. As of September 30, 1998, the Bank also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

In the first quarter of 1998, the Company adopted a policy which prohibits the declaration of dividends on common stock while the Company is operating at a loss.

The Company declared a dividend of $.09 per common share payable on October 1, 1998 to shareholders of record as of September 17, 1998.

On July 21, 1998, notices of redemption were mailed to record holders of the Company's 690,000 outstanding shares of Preferred Stock. The redemption was paid in cash at the price of $25.00 per share (total, $17.25 million) on the redemption date of September 1, 1998, following surrender of certificates to the redemption agent in accordance with procedures specified in the notice. In June 1998, the Company declared a dividend of $.575 per preferred share payable on September 1, 1998 to holders of record as of August 18, 1998. This dividend was paid separately from the redemption. No additional dividends will be declared or paid on the Preferred Stock.


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


YEAR 2000 ISSUES

Many computer programs now in use have not been designed to properly recognize years after 1999. If not corrected, these programs could fail or create erroneous results. This year 2000 ("Y2K") issue affects the entire banking industry because of its reliance on computers and other equipment that use computer chips, and may have significant effects on banking customers, bank regulators, and the general economy.

In 1997, management of the Company created a task force and established a Y2K Plan to prevent or mitigate adverse effects of the Y2K issue on the Company and its customers. Goals of the Y2K Plan include identifying risks, testing data processing and other systems and equipment used by the Company, informing customers of Y2K issues and risks, establishing a contingency plan for operating if Y2K issues cause important systems or equipment to fail, implementing changes necessary to achieve Y2K compliance, and verifying that these changes are effective. The Board of Directors reviews progress under the plan each month.

Management designed the Y2K Plan to comply with the requirements for Y2K efforts established by the Comptroller of the Currency, the primary federal regulator of the Bank. The Comptroller of the Currency also has performed Y2K examinations of the Bank's Y2K Plan and the Bank's progress in implementing the plan.
Federal regulations prevent banks from disclosing the results of Y2K examinations by banking regulators. The examinations do not represent approval or certification of a bank or bank holding company's Y2K plans or efforts.

The Company continues to implement the Y2K Plan. The Company has met its Y2K goals to date and believes that it will continue to meet the goals of the Y2K Plan. By September 30, 1998, the Company had performed risk assessments, assessed the Y2K preparedness of suppliers of data processing services to the Company and of large customers, had implemented its customer awareness program, had begun development of the Y2K contingency plan, and was in the process of testing and implementing necessary changes in hardware and software. The Y2K contingency plan calls for the Company to manually process bank transactions, and to use other data processing methods, in the event that Y2K efforts of the Company and its data services providers are not successful. Delays in processing banking transactions would result if the Company were required to use manual processing or other methods instead of its normal computer processes. These delays could disrupt the normal business activities of the Company and its customers. The Company must assure that the computer systems it uses to process transactions are Y2K ready in order to avoid these disruptions. Significant additional steps must be taken to achieve Y2K compliance, including some steps that may not yet be identified. Elements of the Y2K Plan, such as risk assessments, customer communications, and testing of systems and equipment, are processes that will continue into the year 2000.

The Company's primary supplier of data processing services also has adopted a Y2K plan and timetable to make the changes necessary for it to provide services in the year 2000, and has provided written assurances to the Company of its progress. That supplier has been examined for Y2K readiness by federal bank examiners. The supplier and the Company are in the process of testing the software changes that have been made to date. The Company is also monitoring the progress of its other suppliers of data processing services.

Management believes that the cost of resolving Y2K issues related to the Company's computer programs and those used by its suppliers of significant data processing services will not be material to the Company's business, operations, liquidity, capital resources, or financial condition, based on information developed to date and communications from data processing suppliers. The Company estimates that its total cash outlays in connection with Y2K compliance will be less than $500,000, excluding costs of Company employees involved in Y2K compliance activities. Less than one-half of this amount has been expended through September 30, 1998. The Company is funding its Y2K expenditures through continuing operations.

Although the Company has completed an assessment of Y2K effects on its current commercial lending and other customers, the actual effects on individual, corporate and governmental customers of the Company and on governmental authorities that regulate the Company and its subsidiaries, and any resulting consequences to the Company, cannot be determined with any assurance. The Company's belief that it, and its primary suppliers of data processing services, will achieve Y2K compliance, are based on a number of assumptions and on statements made by third parties, and are subject to uncertainty. The Company also is not able to predict the effects, if any, on the Company, financial markets or society in general of the public's reaction to Y2K. Because of this uncertainty and reliance upon assumptions and statements of third parties, the Company cannot be assured that the results of its Y2K Plan will be achieved. Management believes, however, that the Company will be able to accomplish its Y2K goals and that the Company will be able to continue providing financial services to its customers into the next Century.


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

           (b) Reports on Form 8-K.
                   None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTHWEST BANCORP, INC.
(Registrant)



By:  /s/ Robert L. McCormick                     November 2, 1998
   ---------------------------------------       ----------------------------
   Robert L. McCormick                           Date
   Chairman of the Board and Chief
   Executive Officer
   (Principal Executive Officer)



   By:  /s/ Kerby E. Crowell                     November 2, 1998
      ------------------------------------       ----------------------------
   Kerby E. Crowell                              Date
   Executive Vice President and
   Chief Financial Officer
   (Principal Financial and Accounting Officer)