Form 10-Q/A
period 1998-09-30
SOUTHWEST BANCORP INC
filed 1999-02-05
CIK 914374

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                     -------------------------------------

                                  FORM 10-Q/A


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

                                   3,797,615
                                   ---------




                                     1 of 23

                            SOUTHWEST BANCORP, INC.

                              INDEX TO FORM 10-Q

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

   ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        Unaudited Consolidated Statements of Financial Condition at
         September 30, 1998 and December 31, 1997                            3

        Unaudited Consolidated Statements of Operations for the
          three and nine months ended September 30, 1998 and 1997            4

        Unaudited Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1998 and 1997                      5

        Unaudited Consolidated Statements of Shareholders' Equity for the
          nine months ended September 30, 1998 and 1997                      6

        Unaudited Consolidated Statements of Comprehensive Income for the
          three and nine months ended September 30, 1998 and 1997            7

        Notes to Unaudited Consolidated Financial Statements                 8

        Average Balances, Yields and Rates                                  14


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                             15


   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                     22


PART II.  OTHER INFORMATION                                                 23


SIGNATURES                                                                  24

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share data)

                                                                                  September 30,             December 31,
                                                                                      1998                     1997
                                                                                 ---------------          ---------------
Assets
Cash and due from banks                                                                 $25,020                  $26,259
Federal funds sold                                                                            -                   10,000
                                                                                 ---------------          ---------------
     Cash and cash equivalents                                                           25,020                   36,259
Investment securities:
     Held to maturity, fair value $82,918 (1998) and $87,592 (1997)                      81,479                   86,994
     Available for sale, amortized cost $87,385 (1998) and $99,778 (1997)                89,219                  100,746
Loans receivable, net of allowance for loan losses
     of $9,709 (1998) and $8,282 (1997)                                                 745,347                  710,831
Accrued interest receivable                                                               9,102                    8,883
Premises and equipment, net                                                              17,894                   13,571
Other assets                                                                              9,726                    6,002
                                                                                 ===============          ===============
                Total assets                                                           $977,787                 $963,286
                                                                                 ===============          ===============

Liabilities & shareholders' equity
Deposits:
     Noninterest-bearing demand                                                        $ 38,322                 $ 96,560
     Interest-bearing demand                                                              9,473                   37,447
     Money market accounts                                                              189,060                   94,496
     Savings accounts                                                                     3,492                    3,655
     Time deposits                                                                      590,464                  609,267
                                                                                 ---------------          ---------------
         Total deposits                                                                 830,811                  841,425
                                                                                 ---------------          ---------------
Income taxes payable                                                                        108                      521
Accrued interest payable                                                                  5,508                    6,504
Other liabilities                                                                         2,757                    1,227
Short-term borrowings                                                                    57,114                   20,548
Long-term debt:
     Guaranteed preferred beneficial interests in the Company's
         subordinated debentures                                                         25,013                   25,013
                                                                                 ---------------          ---------------
            Total liabilities                                                           921,311                  895,238
                                                                                 ---------------          ---------------
Commitments and contingencies                                                                 -                        -
Shareholders' equity:
     Serial preferred stock -
         Series A, 9.20% Redeemable, Cumulative Preferred Stock;
            $1 par value; 1,000,000 shares authorized; liquidation value
            $17,250,000; 690,000 shares issued and outstanding (1997)                         -                      690
         Class B, $1 par value; 1,000,000 shares authorized; none issued                      -                        -
     Common stock - $1 par value; 10,000,000 shares authorized; issued
         and outstanding 3,797,107 (1998) and 3,787,839 (1997)                            3,797                    3,788
     Capital surplus (As restated.  See Note 10.)                                         9,332                   24,764
     Retained earnings (As restated.  See Note 10.)                                      42,247                   38,226
     Accumulated other comprehensive income:
         Unrealized gain (loss) on investment securities available for sale,
            net of tax                                                                    1,100                      580
                                                                                 ---------------          ---------------
                Total shareholders' equity                                               56,476                   68,048
                                                                                 ===============          ===============
                Total liabilities & shareholders' equity                               $977,787                 $963,286
                                                                                 ===============          ===============

     See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)

                                                                           As restated. See Note 10.
                                                         --------------------------------------------------------------
                                                            For the three months              For the nine months
                                                             ended September 30,              ended September 30,
                                                             1998            1997             1998             1997
                                                         ------------     -----------     ------------     ------------
Interest income:
     Interest and fees on loans                              $17,499         $16,917          $51,886          $48,724
     Investment securities:
         U.S. Government and agency obligations                2,174           2,410            6,980            6,213
         State and political subdivisions                        160             121              427              392
         Mortgage-backed securities                              325             289              836              962
         Other securities                                        121              53              345               83
     Federal funds sold                                           22             172               56              442
                                                         ------------     -----------     ------------     ------------
         Total interest income                                20,301          19,962           60,530           56,816

Interest expense:
     Interest-bearing demand                                      19             236              139              664
     Money market accounts                                     1,078             975            3,137            2,832
     Savings accounts                                             20              24               58               74
     Time deposits                                             8,037           9,026           24,733           25,905
     Short-term borrowings                                       849              17            2,045              108
     Long-term debt                                              581             582            1,744              756
                                                         ------------     -----------     ------------     ------------
         Total interest expense                               10,584          10,860           31,856           30,339
                                                         ------------     -----------     ------------     ------------

Net interest income                                            9,717           9,102           28,674           26,477
     Provision for loan losses                                   930           5,101            2,705            8,903
                                                         ------------     -----------     ------------     ------------
Net interest income after provision for loan losses            8,787           4,001           25,969           17,574

Other income:
     Service charges and fees                                    874             802            2,610            2,342
     Credit cards                                                  9             195               66              568
     Other noninterest income                                     73             114              320              277
     Gain (loss) on sales of loans receivable                    913             481            1,959            1,381
     Gain (loss) on sales of investment securities               165               7              185                7
                                                         ------------     -----------     ------------     ------------
         Total other income                                    2,034           1,599            5,140            4,575

Other expenses:
     Salaries and employee benefits                            3,738           3,511           10,510           10,559
     Occupancy                                                 1,273           1,170            3,673            3,393
     FDIC and other insurance                                     62              61              190              190
     Credit cards                                                 14              89                5              247
     General and administrative                                1,963           1,566            5,564            4,951
                                                         ------------     -----------     ------------     ------------
         Total other expenses                                  7,050           6,397           19,942           19,340
                                                         ------------     -----------     ------------     ------------
Income before taxes                                            3,771            (797)          11,167            2,809
     Taxes on income                                           1,351            (357)           4,004              886
                                                         ------------     -----------     ------------     ------------

Net income                                                   $ 2,420        $   (440)         $ 7,163          $ 1,923
                                                         ============     ===========     ============     ============
Net income available to common shareholders                  $ 1,228        $   (836)         $ 5,177          $   733
                                                         ============     ===========     ============     ============

Basic earnings per common share                              $  0.32        $  (0.22)         $  1.36          $  0.20
                                                         ============     ===========     ============     ============
Diluted earnings per common share                            $  0.31        $  (0.22)         $  1.32          $  0.19
                                                         ============     ===========     ============     ============

See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                                  For the nine months
                                                                                                  ended September 30,
                                                                                                1998                1997
                                                                                           ---------------      --------------
Operating activities:
     Net income                                                                                   $ 7,163             $ 1,923
     Adjustments to reconcile net income to net
         cash (used in) provided from operating activities:
            Provision for loan losses                                                               2,705               8,903
            Depreciation and amortization expense                                                   1,384               1,171
            Amortization of premiums and accretion of
                discount on securities, net                                                           117                 101
            Amortization of intangibles                                                               186                 157
            (Gain) Loss on sales of securities                                                       (185)                 (7)
            (Gain) Loss on sales of loans receivable                                               (1,959)             (1,381)
            (Gain) Loss on sales of premises/equipment                                                 17                 (28)
            (Gain) Loss on other real estate owned, net                                                60                   2
            Proceeds from sales of residential mortgage loans                                      95,464              51,326
            Residential mortgage loans originated for resale                                      (94,453)            (48,842)
     Changes in assets and liabilities:
         Accrued interest receivable                                                                 (219)             (3,592)
         Other assets                                                                                (831)             (1,285)
         Income taxes payable                                                                        (413)               (187)
         Accrued interest payable                                                                    (996)              1,229
         Other liabilities                                                                          1,491                 154
                                                                                           ---------------      --------------
            Net cash (used in) provided from operating activities                                   9,531               9,644
                                                                                           ---------------      --------------
Investing activities:
     Proceeds from sales of held to maturity securities                                                 -                   -
     Proceeds from sales of available for sale securities                                          13,968                   -
     Proceeds from principal repayments and maturities:
         Held to maturity securities                                                               24,521              13,812
         Available for sale securities                                                             25,112              13,795
     Purchases of held to maturity securities                                                     (19,105)            (21,245)
     Purchases of available for sale securities                                                   (26,519)            (47,002)
     Loans originated and principal repayments, net                                               (65,332)           (119,769)
     Proceeds from sales of guaranteed student loans                                               25,186              30,992
     Purchases of premises and equipment                                                           (5,806)             (4,812)
     Proceeds from sales of premises and equipment                                                     82                 115
     Proceeds from sales of other real estate                                                         387                  17
                                                                                           ---------------      --------------
            Net cash (used in) provided from investing activities                                 (27,506)           (134,097)
                                                                                           ---------------      --------------
Financing activities:
     Net increase (decrease) in deposits                                                          (10,614)            115,354
     Net increase (decrease) in short-term borrowings                                              36,566                  61
     Net proceeds from issuance of common stock                                                       209                 152
     Redemption of preferred stock                                                                (17,250)                  -
     Proceeds from issuance of subordinated debentures                                                  -              25,013
     Common stock dividends paid                                                                     (985)               (866)
     Preferred stock dividends paid                                                                (1,190)             (1,190)
                                                                                           ---------------      --------------
            Net cash (used in) provided from financing activities                                   6,736             138,524
                                                                                           ---------------      --------------
Net increase (decrease) in cash and cash equivalents                                              (11,239)             14,071
Cash and cash equivalents,
     Beginning of period                                                                           36,259              22,914
                                                                                           ===============      ==============
     End of period                                                                                $25,020             $36,985
                                                                                           ===============      ==============

See notes to unaudited consolidated financial statements.

SOUTH WEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands except share data)

                                                                                                             Accumulated      Total
                                                                                                                Other        Share-
                                        Preferred  Stock       Common      Stock     Capital    Retained    Comprehensive   holders'
                                        Shares     Amount      Shares      Amount    Surplus    Earnings        Income       Equity
                                      ---------------------------------------------------------------------------------------------
Balance, January 1, 1997                  690,000      $690    3,764,216     $3,764    $24,332     $36,041        $205     $65,032

Cash dividends paid:
     Preferred, $1.15 per share                 -         -            -          -          -      (1,190)          -      (1,190)
     Common, $0.08 per share                    -         -            -          -          -        (603)          -        (603)
Cash dividends declared:
     Common, $0.08 per share                    -         -            -          -          -        (302)          -        (302)
Common stock issued:
     Employee Stock Option Plan                 -         -            -          -          -           -           -           -
     Employee Stock Purchase Plan               -         -        2,886          3         58           -           -          61
     Dividend Reinvestment Plan                 -         -        4,356          4         87           -           -          91
Change in unrealized gain
     (loss) on available for sale
     securities, net of tax                     -         -            -          -          -           -         416         416
Net income                                      -         -            -          -          -       1,923           -       1,923
                                      ---------------------------------------------------------------------------------------------

Balance, September 30, 1997               690,000      $690    3,771,458     $3,771    $24,477     $35,869        $621     $65,428
                                      =============================================================================================

Balance, January 1, 1998                  690,000      $690    3,787,839     $3,788    $24,764     $38,226        $580     $68,048

Cash dividends paid:
     Preferred, $1.15 per share                 -         -            -          -          -      (1,190)          -      (1,190)
     Common, $0.09 per share                    -         -            -          -          -        (683)          -        (683)
Cash dividends declared:
     Preferred, $0.575 per share                -         -            -          -          -           -           -           -
     Common, $0.09 per share                    -         -            -          -          -        (341)          -        (341)
Common stock issued:
     Employee Stock Option Plan                 -         -        4,000          4         55           -           -          59
     Employee Stock Purchase Plan               -         -        1,913          2         52           -           -          54
     Dividend Reinvestment Plan                 -         -        3,355          3         93           -           -          96
Preferred Stock Redeemed (1)             (690,000)     (690)           -          -    (15,632)       (928)          -     (17,250)
Change in unrealized gain
     (loss) on available for sale
     securities, net of tax                     -         -            -          -          -           -         520         520
Net income                                      -         -            -          -          -       7,163           -       7,163
                                      ---------------------------------------------------------------------------------------------

Balance, September 30, 1998 (1)                 -         -    3,797,107     $3,797     $9,332     $42,247      $1,100     $56,476
                                      =============================================================================================

See notes to unaudited consolidated financial statements.

(1)  As restated.  See Note 10.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

                                                             For the three months              For the nine months
                                                             ended September 30,               ended September 30,
                                                             1998             1997             1998            1997
                                                         ------------     ------------     -----------     ------------
Net income                                                    $2,420            $(440)         $7,163           $1,923

Other comprehensive income, net of tax:
     Unrealized gain (loss) on investment
         securities available for sale                           780              522             866              692
     Less:  Tax (expense) benefit                               (312)            (208)           (346)            (276)
                                                         ------------     ------------     -----------     ------------

Comprehensive income                                          $2,888            $(126)         $7,683           $2,339
                                                         ============     ============     ===========     ============

See notes to unaudited consolidated financial statements.

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

NOTE 4:  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement of recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer considered useful. SFAS No. 132 is effective for fiscal years beginning after December 15, 1998. The Company does not offer defined benefit plans or other postretirement benefit plans to its employees; therefore, the adoption of SFAS No. 132 will not affect the Company's financial statement disclosures.

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

                                                          For the nine                   For the
                                                          months ended                 year ended
                                                       September 30, 1998           December 31, 1997
                                                       --------------------        --------------------
                                                                   (Dollars in thousands)
Balance at beginning of period                                      $8,282                      $7,139
Loans charged-off:
     Real estate mortgage                                              418                       1,305
     Real estate construction                                            -                           -
     Commercial                                                      1,140                       8,691
     Installment and consumer                                          451                       1,532
                                                       --------------------        --------------------
         Total charge-offs                                           2,009                      11,528
Recoveries:
     Real estate mortgage                                               72                          85
     Real estate construction                                            -                           -
     Commercial                                                        318                         300
     Installment and consumer                                          341                         182
                                                       --------------------        --------------------
         Total recoveries                                              731                         567
                                                       --------------------        --------------------
Net loans charged-off                                                1,278                      10,961
Provision for loan losses                                            2,705                      12,104
                                                       --------------------        --------------------
Balance at end of period                                            $9,709                      $8,282
                                                       ====================        ====================
Loans outstanding:
     Average                                                      $752,785                    $700,129
     End of period                                                 755,056                     719,113
Net charge-offs to total average loans (annualized)                   0.23%                       1.57%
Allowance for loan losses to total loans                              1.29%                       1.15%

Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates:

                                                           At                          At
                                                   September 30, 1998           December 31, 1997
                                                   ------------------           -----------------
                                                               (Dollars in thousands)
Nonaccrual loans (1)                                           $1,055                      $5,458
Past due 90 days or more (2)                                      376                       1,677
Restructured terms                                                  -                           -
                                                   ------------------           -----------------
     Total nonperforming loans                                  1,431                       7,135
Other real estate owned                                         3,788                         362
                                                   ==================           =================
     Total nonperforming assets                                $5,219                      $7,497
                                                   ==================           =================

Nonperforming loans to loans receivable                          0.19%                       0.99%
Allowance for loan losses to nonperforming loans               678.48%                     116.08%
Nonperforming assets to loans receivable and
     other real estate owned                                     0.69%                       1.04%

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

NOTE 8:  EARNINGS PER SHARE

Basic earnings per common share is computed based upon net income, after deducting the dividend requirements of preferred stock and the excess of the redemption price of preferred stock over its carrying value, divided by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed based upon net income, after deducting the dividend requirements of preferred stock, divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. At September 30, 1998 and 1997, there were no antidilutive options to purchase common shares. The following is a reconciliation of net income available to common shareholders and the common shares used in the calculations of basic and diluted earnings per common share:


                                                              For the three months                 For the nine months
                                                               ended September 30,                 ended September 30,
                                                             1998               1997              1998              1997
                                                         --------------     -------------     -------------     -------------
                                                                               (dollars in thousands)
Net income                                                      $2,420             ($440)           $7,163            $1,923
Less: preferred stock dividend requirement                        (264)             (396)           (1,058)           (1,190)
Redemption of preferred stock in excess of
     the carrying amount                                          (928)                -              (928)                -
                                                         ==============     =============     =============     =============
Net income available to common shareholders                     $1,228             ($836)           $5,177              $733
                                                         ==============     =============     =============     =============

Weighted average common shares outstanding:
     Basic earnings per share                                3,796,886         3,771,101         3,794,043         3,768,663
Effect of dilutive securities:
     Stock options                                             117,253           101,537           122,857            95,893
                                                         --------------     -------------     -------------     -------------
Weighted average common shares outstanding:
     Diluted earnings per share                              3,914,139         3,872,638         3,916,900         3,864,556
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

NOTE 10:  RESTATEMENT

Subsequent to the issuance of the Company's September 30, 1998 financial statements, the Company's management determined that its calculation of net income available to common shareholders was not in accordance with Emerging Issues Task Force D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock ("EITF D-42"). The Company redeemed its Series A, Redeemable, Cumulative Preferred Stock on September 1, 1998. The redemption price was $928,000 in excess of the carrying amount of the preferred stock; such excess represents original issue costs charged to capital surplus. EITF D-42 requires that the excess of the fair value of the consideration transferred to the preferred shareholders over the carrying amount of the preferred stock should be subtracted from net income to arrive at net income available to common shareholders in the calculation of earnings per share. In addition, this excess should be reclassified to retained earnings. As a result, the accompanying financial statements for the three month and nine month periods ended September 30, 1998 have been restated as follows:

                                                                      Three months ended September 30, 1998
                                                                     As previously
                                                                       reported                   As restated
                                                                  --------------------        --------------------
                                                                     (Dollars in thousands except share data)
Net income available to common shareholders                                    $2,156                      $1,228
Basic earnings per common share                                                  0.57                        0.32
Diluted earnings per common share                                                0.55                        0.31

                                                                               At September 30, 1998
                                                                     As previously
                                                                       reported                   As restated
                                                                  --------------------        --------------------
                                                                              (Dollars in thousands)
Capital surplus                                                                $8,404                      $9,332
Retained earnings                                                              43,175                      42,247

                                                                       Nine months ended September 30, 1998
                                                                     As previously
                                                                       reported                   As restated
                                                                  --------------------        --------------------
                                                                     (Dollars in thousands except share data)
Net income available to common shareholders                                    $6,105                      $5,177
Basic earnings per common share                                                  1.61                        1.36
Diluted earnings per common share                                                1.56                        1.32

SOUTHWEST BANCORP, INC.
AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands except share data)


                                                                  For the nine months ended September 30,
                                                                       1998                         1997
                                                         ----------------------------------------------------------
                                                              Average        Average        Average       Average
                                                              Balance       Yield/Rate      Balance      Yield/Rate
                                                         ----------------------------------------------------------
Assets:
     Loans receivable                                         $752,785           9.22%     $692,554           9.41%
     Investment securities                                     185,500           6.17       164,754           6.21
     Other interest-earning assets                               1,883           5.47        10,763           5.49
                                                         --------------               --------------
         Total interest-earning assets                         940,168           8.61       868,071           8.75
     Noninterest-earning assets                                 43,273                       45,266
                                                         ==============               ==============
         Total assets                                         $983,441                     $913,337
                                                         ==============               ==============

Liabilities and shareholders' equity:
     Interest-bearing demand                                   $ 7,915           2.35%     $ 37,437           2.37%
     Money market accounts                                     188,810           2.22        91,029           4.16
     Savings accounts                                            3,454           2.25         3,947           2.51
     Time deposits                                             599,219           5.52       604,522           5.73
                                                         --------------               --------------
         Total interest-bearing deposits                       799,398           4.69       736,935           5.35
     Short-term borrowings                                      51,826           5.28         2,571           5.62
     Long-term debt                                             25,013           9.30        10,902           9.30
                                                         --------------               --------------
         Total interest-bearing liabilities                    876,237           4.86       750,408           5.41
     Noninterest-bearing demand                                 24,160                       86,776
     Other noninterest-bearing liabilities                      14,740                       10,560
     Shareholders' equity                                       68,304                       65,593
                                                         ==============               ==============
         Total liabilities and shareholders' equity           $983,441                     $913,337
                                                         ==============               ==============

     Interest rate spread                                                        3.75%                        3.34%
                                                                       ===============              ===============
     Net interest margin                                                         4.08%                        4.08%
                                                                       ===============              ===============
     Ratio of average interest-earning assets
         to average interest-bearing liabilities                107.30%                      115.68%
                                                         ==============               ==============

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

As discussed in the notes to the financial statements, the Company restated its September 30, 1998 financial statements to account for the redemption of its Series A Redeemable, Cumulative Preferred Stock in accordance with EITF D-42 (see Note 10). As a result, the financial statements and related disclosures contained in this amended filing reflect, where appropriate, changes to conform to the restatement.


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


RESULTS OF OPERATIONS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

Net Income

For the first nine months of 1998, the Company recorded net income of $7.2 million, 272% more than the $1.9 million recorded for the first nine months of 1997. Net income available to common shareholders, after deduction of dividends on preferred stock, and after adjustment for $928,000 of original issue costs on the preferred stock redeemed on September 1, 1998, was $5.2 million, compared with $733,000 for the first nine months of 1997. The substantial increase in earnings was primarily the result of the after-tax effect of a $6.2 million reduction in the provision for loan losses. Average common shares outstanding were 3,794,043 and 3,768,663, respectively. Basic and diluted earnings per common share increased to $1.36 and $1.32 per share for the first nine months of 1998 from $0.20 and $0.19 per share for the same period in 1997, respectively. Without the one-time adjustment required as a result of the redemption of the preferred stock, basic and diluted earnings per share would be $1.61 and $1.56 for the first nine months of 1998, respectively.

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

Net interest income increased $2.2 million, or 8%, for the first nine months of 1998 compared to the same period in 1997. This increase in net interest income, as well as a $6.2 million, or 70%, reduction in the provision for loan losses, and a $565,000, or 12%, increase in other income, was offset by a $602,000, or 3%, increase in other expenses and a $3.1 million, or 352%, increase in tax expense. For the first nine months of 1998, the return on average total equity was 14.02% and the return on average common equity was 13.07% compared to a 3.92% return on average total equity and a 2.03% return on average common equity for the first nine months of 1997. Without the one-time accounting adjustment relating to the redemption of the preferred stock, return on average common equity for the first nine months of 1998 was 15.41%.

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


FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

Net Income

For the third quarter of 1998, the Company recorded net income of $2.4 million, 650% more than the $(440,000) recorded for the third quarter of 1997. Net income available to common shareholders, after deduction of dividends on preferred stock, and after adjustment for $928,000 of original issue costs on the preferred stock redeemed on September 1, 1998, was $1.2 million, compared with $(836,000) for the third quarter of 1997. Average common shares outstanding were 3,796,886 and 3,771,101, respectively. Basic earnings per common share increased to $0.32 per share for the third quarter of 1998 from $(0.22) per share for the same period in 1997. Without the one-time adjustment required as a result of the redemption of the preferred stock, basic and diluted earnings per share would be $0.57 and $0.55 for the first nine months of 1998. Diluted earnings per common share increased to $0.31 per share for the third quarter of 1998 from $(0.22) per share for the same period in 1997.

Net interest income increased $615,000, or 7%, for the third quarter of 1998 compared to the same period in 1997. This increase in net interest income, as well as a $435,000, or 27%, increase in other income and a $4.2 million, or 82%, reduction in provision for loan losses were offset by a $653,000, or 10%, increase in other expense and a $1.7 million, or 478%, increase in tax expense. For the third quarter of 1998, the return on average total equity was 14.49% and the return on average common equity was 8.90% compared to a (2.62)% return on average total equity and a (6.72)% return on average common equity for the third quarter of 1997. Without the one-time accounting adjustment relating to the redemption of the preferred stock, return on average common equity for the third quarter of 1998 was 15.63%.

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


                                                       September 30, 1998                        September 30, 1997
                                              -----------------------------------     -------------------------------------
                                                   Repurchase     Funds Borrowed          Repurchase        Funds Borrowed
                                                   Agreements      from the FHLB          Agreements         from the FHLB
                                              -----------------------------------     -------------------------------------
                                                   (Dollars in thousands)                    (Dollars in thousands)
Amount outstanding at end of period                   $33,170            $20,000             $1,546                  -
Weighted average rate paid at end of period              4.97%              5.45%              4.97%                 -
Average Balance:
     For the three months ended                       $29,472            $26,945               $302                  -
     For the nine months ended                        $24,603            $20,282               $101                  -
Average Rate Paid:
     For the three months ended                          4.97%              5.56%              5.01%                 -
     For the nine months ended                           4.95%              5.53%              5.00%                 -
Maximum amount outstanding at any month end           $33,170            $37,000             $1,546                  -

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

On July 21, 1998, notices of redemption were mailed to record holders of the Company's 690,000 outstanding shares of Preferred Stock. The redemption was paid in cash at the price of $25.00 per share (total, $17.25 million) on the redemption date of September 1, 1998, following surrender of certificates to the redemption agent in accordance with procedures specified in the notice. In June 1998, the Company declared a dividend of $.575 per preferred share payable on September 1, 1998 to holders of record as of August 18, 1998. This dividend was paid separately from the redemption. No additional dividends will be declared or paid on the Preferred Stock. The redemption resulted in a one-time accounting adjustment of $928,000. This adjustment decreased net income available to common shareholders and basic and diluted income per common share.


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

The Company continues to implement the Y2K Plan. The Company has met its Y2K goals to date and believes that it will continue to meet the goals of the Y2K Plan. By September 30, 1998, the Company had performed risk assessments, assessed the Y2K preparedness of suppliers of data processing services to the Company and of large customers, implemented its customer awareness program, began development of the Y2K contingency plan, and was in the process of testing and implementing necessary changes in hardware and software. The Y2K contingency plan calls for the Company to manually process bank transactions, and to use other data processing methods, in the event that Y2K efforts of the Company and its data services providers are not successful. Delays in processing banking transactions would result if the Company were required to use manual processing or other methods instead of its normal computer processes. These delays could disrupt the normal business activities of the Company and its customers. The Company must assure that the computer systems it uses to process transactions are Y2K ready in order to avoid these disruptions. Significant additional steps must be taken to achieve Y2K compliance, including some steps that may not yet be identified. Elements of the Y2K Plan, such as risk assessments, customer communications, and testing of systems and equipment, are processes that will continue into the year 2000.

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


SOUTHWEST BANCORP, INC.
(Registrant)


By: /s/ Rick J. Green                                         February 4, 1999
   -----------------------------------------                  -----------------------------------
   Rick J. Green                                              Date
   Chief Executive Officer
   (Principal Executive Officer)



By: /s/ Kerby E. Crowell                                      February 4, 1999
   -----------------------------------------                  -----------------------------------
   Kerby E. Crowell                                           Date
   Executive Vice President and
   Chief Financial Officer
   (Principal Financial and Accounting Officer)