Form 10-K405
period 1998-12-31
SOUTHWEST BANCORP INC
filed 1999-03-30
CIK 914374

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               -------     -------

                           Commission File No. 0-23064

                             SOUTHWEST BANCORP, INC.

                             --------------------
             (Exact name of registrant as specified in its charter)

         Oklahoma                                              73-1136584
----------------------------                             ----------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                        Identification Number)

608 South Main Street, Stillwater, Oklahoma                       74074
-------------------------------------------                   -------------
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
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days. Yes X   No
                 ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 23, 1999, the aggregate market value of the 2,915,114 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on such date was approximately $ 68.9 million based on the closing sales price of $23.625 per share of the registrant's Common Stock on March 23, 1999. Solely for purposes of this calculation, it is assumed that directors, officers and 5% stockholders of the registrant are affiliates.

Number of shares of Common Stock outstanding as of March 23, 1999: 4,079,996

                    CAUTION ABOUT FORWARD LOOKING STATEMENTS

     Southwest makes forward looking statements in this Form 10-K that are subject to risks and uncertainties. These forward looking statements include:

     . Statements of goals, intentions, and expectations;

     . Estimates of risks and of future costs and benefits;

     . Statements of the ability to achieve Year 2000 ("Y2K") compliance; and

     . Statements of the ability to achieve financial and other goals.

     These forward looking statements are subject to significant uncertainties because they are based upon or are affected by:

     . Management's estimates and projections of future interest rates and other economic conditions;

     . Statements by suppliers of data processing equipment and services, government agencies, and other third parties as to "Y2K" compliance and costs;

     . Future laws and regulations; and

     . A variety of other matters.

     Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest's past results of operations do not necessarily indicate its future results.


PART I

Item 1.  Business
-----------------

     Southwest Bancorp, Inc. ("Southwest" or the "Company") is a one-bank holding company headquartered in Stillwater, Oklahoma. The Company provides commercial and consumer banking services through its sole banking subsidiary, the Stillwater National Bank & Trust Company ("Stillwater National" or the "Bank"). The Company was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894.

Strategic Focus

     The Company's banking philosophy is to provide a high level of customer service, a wide range of financial services, and products responsive to customer needs. This philosophy has led to the development of a line of deposit and lending products that responds to customer needs for speed, efficiency and information. These include the Company's Sweep Repurchase Agreements, Business Mail Processing, and the Company's DirectBanker and other internet banking products, which complement the Company's more traditional banking products.

     The Company also emphasizes marketing to highly educated, professional and business persons in its markets. Southwest seeks to build close relationships with businesses, professionals and their principals and to service their banking needs throughout their business development and professional lives.

Products and Services

     Southwest offers a wide variety of commercial and consumer lending and deposit services. The Company has developed internet banking services, called "DirectBanker," for consumer and commercial customers, a highly automated lockbox, imaging and information service for commercial customers called "Business Mail Processing," and a deposit product that automatically sweeps excess funds from commercial demand deposit accounts and invests them in short-term borrowings ("Sweep Repurchase Agreements"). The commercial loans offered by the Company include (i) commercial real estate loans, (ii) working capital and other commercial loans, (iii) construction loans, and (iv) Small Business Administration ("SBA") guaranteed loans. Consumer lending services include (i) government-guaranteed student loans, (ii) residential real estate loans and mortgage banking services, and (iii) personal lines of credit and other installment loans. The Company also offers deposit and personal banking services, including (i) commercial deposit services such as Business Mail Processing, commercial checking and other deposit accounts, and (ii) retail deposit services such as certificates of deposit, money market accounts, checking accounts, NOW accounts, savings accounts and automatic teller machine ("ATM") access. Trust services, personal brokerage and credit cards are offered through independent institutions.

Organization

     The Company's business operations are conducted through three regional divisions that offer commercial, consumer, and real estate lending services and retail and commercial deposit products in their market areas, and a home office that provides technology driven products, residential mortgages, and government-guaranteed student loans. The Company's support and control functions are centralized, although each region includes support and control staff. The organizational structure is designed to facilitate high customer service, prompt response, efficiency, and appropriate, uniform credit standards and other controls.

     Regional Divisions. The three regional divisions are the Stillwater division, the Central Oklahoma division (which includes Oklahoma City and Chickasha) and the Tulsa division. The Stillwater division serves the Stillwater market as a full-service community bank emphasizing both commercial and consumer lending. The Central Oklahoma division and the Tulsa division each have followed a more focused marketing strategy, targeting managers and professionals and Oklahoma-based businesses for lending, and offering more specialized services. All of the regional divisions focus on consumer and commercial financial services to local businesses and their senior employees and to other managers and professionals living and working in the Company's market areas. The Company has a high-service philosophy. Loan officers often meet at the customer's home or place of business to close loans. Third-party courier services often are used to collect commercial deposits.

     Management believes that the bank consolidation in the Tulsa and Central Oklahoma markets has created opportunities for growth by the Company. At year-end, 1998, the Company had only a small share of each of these markets (less than 5% of deposits in each market). The disruption of service that often accompanies consolidation enables the Company to market its customer oriented, responsive banking philosophy to acquire new relationships. The Company believes that its banking philosophy will assist the Company in maintaining its position in the Stillwater market where it has in excess of a 50% share of deposits. Stillwater is the home of Oklahoma State University and is a regional medical center.

     Home Office Business Operations. The Company manages and offers products that are technology based, or that otherwise are more efficiently offered centrally, through its home office. These include products that are marketed through the regional offices, such as the Company's internet banking products for commercial and retail customers (DirectBanker), commercial information and item processing services (Business Mail Processing), and residential mortgage loans, and products marketed and managed directly by central staff, such as student lending and cash dispensing machines.

     The Company's technology products are marketed both to existing customers and to help develop new customer relationships. Use of these products by customers enables the Company to serve its customers more effectively, use its resources more efficiently, and increase fee income.

     The Company also manages its mortgage and student lending operations through its home office. The Company is the second largest originator of government-guaranteed student loans in Oklahoma. The Company markets its lending program directly to financial aid directors at Oklahoma colleges and universities. These loans are sold as they enter repayment. The Company also originates first mortgage loans for sale to Federal National Mortgage Association ("FNMA") or private investors. Servicing on these loans may be released in connection with the sale.

     Support and Control Functions. Support and control functions are centralized, although each regional division has support and control personnel. The Company's philosophy of customer service extends to its support and control functions. Senior managers headquartered in the Stillwater offices travel to Oklahoma City and Tulsa to help in marketing and management. The Company's Chief Executive Officer, Chief Lending Officer, and others meet in committee in the regional offices to consider credit proposals in order to ensure customers are given prompt decisions while maintaining uniform credit standards.

Banking Offices

     Banking Offices. The Company has six full-service banking offices, two of which are located in each of Stillwater and Tulsa, Oklahoma, and one each in Oklahoma City and Chickasha, Oklahoma, and a loan production office in Oklahoma City. See "Item 2. Properties."

     Oklahoma law significantly restricts the ability of the Bank to establish branches without the acquisition of an existing branch or financial institution, as described further below. The Company has developed a business strategy that does not rely on an extensive branch network.

     In January 1999, the Company occupied its new 42,000 square foot facility, which it constructed to replace one of its Tulsa locations. Approximately half of the building will be rented to others, although no leases have yet been executed.

Regulation of Branch and Interstate Banking.

     Under the McFadden Act of 1927, national banks may only establish branches to the extent specifically authorized by statute for banks chartered by the state in which the national bank is located and subject to the restrictions as to location imposed by state law on state banks. Oklahoma law provides that Oklahoma banks may establish no more than two branches within the corporate city limits where the main bank is located or within 25 miles of the main bank if it is located in a city that has no other bank. Oklahoma banks, however, may acquire an unlimited number of offices of other banks or savings associations provided that the bank does not control more than 15% of the insured deposits in the State of Oklahoma. Accordingly, the Bank can open branches in markets other than Stillwater only through acquisitions of existing banks or branches. Recently, Oklahoma law has been interpreted to permit more extensive branching. The Bank has received permission to establish four additional branches under this interpretation to support its existing operations: two in each of the Tulsa and Oklahoma City metropolitan markets. Other Oklahoma banks also have applied for branches under this interpretation, which is now subject to legal challenge. If the interpretation is found to be invalid, then the Bank may not be able to open the branches, or if opened, may be required to close them. In light of this uncertainty, the Bank will limit its investment in the new offices.

     In March 1999, the Oklahoma legislature took action that may provide greater branching powers to national banks, such as the Bank, later in 1999. This action is not final, however, and its outcome cannot be certain.

     The Bank Holding Company Act of 1956, as amended (the "BHC Act") allows the Board of Governors of the Federal Reserve System ("Federal Reserve") to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years), if any, specified by the statutory law of the host state. The BHC Act also prohibits the Federal Reserve from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The BHC Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit.

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

     Federal law authorizes the U.S. Comptroller of the Currency ("OCC") and Federal Deposit Insurance Corporation ("FDIC") to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. Oklahoma does not. Federal law also prohibits any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production, and requires an out-of-state bank to help meet the credit needs of the communities served by its interstate branches.

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

Employees

     As of December 31, 1998, the Company and the Bank had 316 full-time equivalent employees. None of the employees of the Company or the Bank is subject to a collective bargaining agreement. The Company considers its relationships with its employees and those of the Bank to be good.

Supervision and Regulation

General

     The Company and the Bank are extensively regulated under federal and state law. These laws and regulations are generally intended to protect depositors and the federal deposit insurance funds, not shareholders. As an originator of government-guaranteed student loans, the Bank is also subject to examination by the U.S. Department of Education to determine its compliance with the requirements of federal laws governing student loans. In addition, the Bank is considered to be a federal contractor required to comply with the requirements of the Office of Federal Contract Compliance Programs for affirmative action programs, among other things.

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

     The operations of the Company and the Bank are affected by new federal and state laws. The federal Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "1996 Act"), enacted in September 1996, included provisions that affect banks, bank holding companies, and savings institutions. The 1996 Act had, and is expected to have in the future, its most significant effect upon banks and savings institutions that hold deposits assessed at Savings Association Insurance Fund ("SAIF") rates. Among other things, the 1996 Act recapitalized the SAIF through a special assessment on savings association deposits and bank deposits that had been acquired from savings associations. The Bank is assessed at "SAIF" rates on certain deposits, as described below. The 1996 Act may increase competition from savings associations by equalizing, over time, the amount of federal insurance premiums paid on savings association and bank deposits. The 1996 Act also provided that institutions with deposits insured by the Bank Insurance Fund ("BIF"), as well as those with SAIF-insured deposits, are responsible for payment of certain bonds issued in connection with the resolution of failed savings associations. The result of these provisions will be somewhat higher federal deposit insurance premiums for the Bank. These higher insurance premiums are not expected to have a material adverse effect on the Bank or the Company.

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

     The FDIC is permitted by Federal Law to make special assessments on insured depository institutions, in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Generally, under the risk-based assessment system used by the FDIC, banks are assessed insurance premiums according to how much risk they are deemed to present the BIF. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. As a result of the acquisition of savings association deposits in 1991, the Bank is required to pay insurance premiums on a portion of its deposits at the rates assessed on SAIF-insured deposits. The 1996 Act authorized the FDIC to assess a one-time fee on institutions with deposits insured by the SAIF and other deposits assessed at SAIF rates in order to increase the SAIF's reserves to the 1.25% of insured deposits required by the Federal Deposit Insurance Act. The amount of this one-time special assessment on the Bank's SAIF-assessable deposits was $436,000. After the payment of this special assessment in 1996, the insurance premiums related to the Bank's SAIF-assessable deposits were reduced. The Bank has been informed that it is in the lowest assessment category for BIF and SAIF for the first assessment period of 1999.

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

     At December 31, 1998 the Bank had a maximum of approximately $12.6 million available for dividend payments to the Company under the foregoing statutes. Accordingly, the Company does not anticipate that these limitations will affect the Company's ability to pay dividends to its shareholders consistent with its past practice and as proposed.

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

     The risk-based capital rules of the Federal Reserve and the OCC require bank holding companies and national banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (noncumulative perpetual preferred stock with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; subordinated debt and intermediate-term preferred stock, and up to 45% of pre-tax net unrealized gains on available for sale equity securities. Federal Reserve Guidelines applicable to cumulative perpetual preferred stock limit the amount of the Company's outstanding Preferred Stock and the 9.30% Cumulative Trust Preferred Securities issued by SBI Capital Trust that may be included in the calculation of Tier 1 capital to 25% of total Tier 1 capital. The excess, if any, is included as supplementary capital.

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

     Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. The Bank did not have significant levels of trading assets or liabilities during 1998, and was not required to maintain such supplemental capital.

     The OCC has established regulations that classify national banks by capital levels and provide for the OCC to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A national bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 1998, the Bank was well-capitalized as defined in the OCC's regulations.

     As of December 31, 1998, the Company and the Bank were in compliance with applicable capital requirements. See "Note 6. Long Term Debt," "Note 8. Shareholders' Equity" and "Note 9. Capital Requirements" to the Notes to Consolidated Financial Statements.

Supervision and Regulation of Mortgage Banking Operations

     The Bank's mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans' Administration ("VA"), Farmers Home Administration ("FHA") and FNMA with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as the Company are required annually to submit to FNMA, FHA and VA audited financial statements, and each regulatory entity has its own financial requirements. The Company's affairs are also subject to examination by the Federal Reserve, FNMA, FHA and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Fair Credit Reporting Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Company's mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.

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

Supplementary Information

     The tables and other information required by the Securities and Exchange Commission's Industry Guides for Statistical Disclosure by Bank Holding Companies is included in Item 7 of this Form 10-K, in order to place it in the context of other relevant information on the same topics. That information is incorporated by reference in this Item 1.

Recent Development

     On March 19, 1999, Southwest issued 250,000 shares of common stock for net proceeds of approximately $5.2 million in a public offering. Shareholders sold an additional 811,231 shares in the offering.

Item 2.  Properties
-------------------

     The Company has six full-service banking offices, two of which are located in each of Stillwater and Tulsa, Oklahoma, and one each in Oklahoma City and Chickasha, Oklahoma, and a loan production office in Oklahoma City.

     The Bank's principal office occupies 14,000 square feet of ground on the corner of Sixth and Main Streets in Stillwater, Oklahoma. The building consists of 29,300 square feet of office space which was constructed in 1967 and remodeled in 1981, 1994 and 1996. The principal office houses the Bank's commercial and consumer lending operations as well as its executive offices and human resources departments.

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

     In order to provide room for the back-office operations needed to support its asset growth, the Bank has leased approximately 24,000 square feet of additional space at 1624 Cimarron Plaza in Stillwater, in which it houses operations and support functions. The lease on this space expires on March 31, 2001 with options to renew through February 28, 2010.

     The Bank's Oklahoma City office occupies 22,677 square feet in the Waterford office complex near 63rd Street and Pennsylvania Avenue and includes one ATM. The space is leased pursuant to leases which expire on December 31, 2002, with options to renew for up to six years.

     The Bank owns an additional parcel of land in Oklahoma City which houses an ATM. The parcel occupies 15,000 square feet at the intersection of Broadway and Robert S. Kerr Avenues. The building occupies 1,400 square feet. The Company has leased out this building on a month-to-month basis while retaining the right to maintain its ATM on the premises.

     The Bank leases 22,337 square feet of space in the Silvey office building near 61st and Lewis Streets in Tulsa. The leased facility provides space for E-Bank, commercial and mortgage lending operations, teller services, deposit-gathering services, and an ATM. The space is leased for five years with options to renew for up to ten years. In January 1999, the Company occupied its new 42,000 square foot facility, which it constructed to replace its 21st and Birmingham Streets office in Tulsa.. Approximately half of the building will be rented to others, although no leases have yet been executed.

     During 1996, the Bank purchased a new building at 500 W. Grand Avenue, Chickasha, Oklahoma. The building consists of approximately 3,600 square feet of office space and has one drive-through lane. The Bank also continues to own the office building at its former location in Chickasha, which is leased to other parties, but, continues to house an ATM on that site.

Item 3.  Legal Proceedings
--------------------------

     Southwest is at all times subject to various pending and threatened legal actions. The damages or other relief sought in some of these actions may be substantial. After reviewing pending and threatened actions with counsel, management believes that the outcome of currently pending or threatened actions will not have a material adverse effect on Southwest's overall financial position. However, the outcome of legal actions is rarely certain, and Southwest's assessment of the effects of pending or threatened legal actions could be wrong. In addition, even if a legal action does not have a material adverse effect on Southwest's financial position, it may have material adverse effects on its results of operations in a given future period.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.


                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
         Matters
         -------

Stock Information
NASDAQ National Market Symbols:
Common Stock - OKSB
Trust Preferred Securities - OKSBO

         Southwest had approximately 3,000 shareholders of record at year-end 1998. It cannot yet determine its current holders of record because of the recently completed offering of common stock. See Item 1, Recent Development.

The following table sets forth the common stock dividends paid for each quarter during 1998 and 1997 and the range of high and low closing trade prices for the common stock for those periods.



                                      1998                                 1997
                        -------------------------------------------------------------------------
                                                  Dividend                              Dividend
                               High         Low   Declared          High         Low    Declared
                        -----------------------------------   -----------------------------------
For the Quarter Ending:
March 31                    $29.000     $26.063      $0.09       $23.000     $19.500       $0.08
June 30                      32.750      27.000       0.09        25.875      21.250        0.08
September 30                 30.000      26.000       0.09        26.750      20.500        0.08
December 31                  28.625      19.750       0.09        28.500      21.375        0.08

Item 6.  Selected Financial Data
--------------------------------

         The following table presents the Company's selected consolidated financial information for each of the five years in the period ended December 31, 1998. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company, including the accompanying Notes. See Item 14.


                                                             For the Year Ended December 31,
                                                ----------------------------------------------------------
                                                   1998        1997       1996        1995       1994
                                                ----------------------------------------------------------
                                                        (dollars in thousands, except share data)
Operations Data
     Interest income                               $ 80,252   $ 76,849    $ 64,668   $ 55,000    $ 37,654
     Interest expense                                42,274     41,247      32,833     28,544      16,637
                                                ----------------------------------------------------------
     Net interest income                             37,978     35,602      31,835     26,456      21,017
     Provision for loan losses (1)                    3,380     12,104       3,100      2,000       1,800
                                                ----------------------------------------------------------
     Net interest income after provision for
     loan losses                                     34,598     23,498      28,735     24,456      19,217
     Gain on sales of securities and loans (2)        2,918      5,199       2,227      1,025       1,694
     Other income (2)                                 4,025      4,696       4,122      3,849       3,427
     Other expenses                                  26,982     25,746      23,226     19,902      16,440
                                                ----------------------------------------------------------
     Income before taxes                             14,559      7,647      11,858      9,428       7,898
     Taxes on income                                  5,181      2,667       4,306      3,336       2,754
                                                ----------------------------------------------------------
     Net income                                      $9,378     $4,980      $7,552     $6,092      $5,144
                                                ==========================================================

     Net income available to common
     shareholders (3)                                $7,392     $3,393      $5,965     $5,426      $5,144
                                                ==========================================================

Dividends Declared
     Preferred stock                                 $1,190     $1,587      $1,587      $ 533           -
     Common stock                                     1,366      1,208       1,053        901       $ 751
     Ratio of total dividends declared to net
     income                                           27.26%     56.12%      34.96%     23.55%      14.60%
Per Share Data (4)
     Basic earnings per common share (3)             $ 1.95     $ 0.90      $ 1.59     $ 1.44      $ 1.37
     Diluted earnings per common share (3)             1.89       0.88        1.56       1.43        1.37
     Common stock cash dividends                       0.36       0.32        0.28       0.24        0.20
     Book value per common share (5)                  15.21      13.38       12.66      11.44       10.09
     Weighted average common shares
     outstanding:
        Basic                                     3,795,136  3,773,037   3,760,370  3,755,228   3,755,228
        Diluted                                   3,914,741  3,872,888   3,828,381  3,788,089   3,756,674
Financial Condition Data (5)
     Investment securities (6)                     $174,671   $187,740    $147,351   $147,688    $143,517
     Loans (7)                                      793,319    719,113     644,646    531,988     412,614
     Interest-earning assets                        969,002    916,860     791,997    679,676     556,131
     Total assets                                 1,027,865    963,286     829,117    711,135     582,170
     Interest-bearing deposits (8)                  722,962    744,865     670,216    556,079     458,899
     Total deposits (8)                             843,061    841,425     753,945    634,387     525,560
     Long-term debt (9)                              25,013     25,013           -          -           -
     Total shareholders' equity (10)                 57,801     68,048      65,032     60,357      37,888
     Common shareholders' equity                     57,801     50,666      47,650     42,975      37,888
     Mortgage servicing portfolio                   126,410    132,824     118,953    130,188     143,899
Selected Ratios
     Return on average assets                          0.95%      0.54%       0.98%      0.93%       1.01%
     Return on average total shareholders'
     equity                                           14.33       7.54       12.15      12.81       14.17
     Return on average common equity (3)              13.70       6.95       13.30      13.48       14.17
     Net interest margin                               4.04       4.03        4.32       4.23        4.34
     Efficiency ratio (11)                            60.07      56.59       60.83      63.52       62.90
     Average assets per employee                     $3,116     $2,667      $2,162     $2,204      $2,089



                                                                     At December 31,
                                                ----------------------------------------------------------
                                                   1998        1997       1996        1995       1994
                                                ----------------------------------------------------------
                                                        (dollars in thousands, except share data)
Asset Quality Ratios
     Allowance for loan losses to loans (5)           1.31%       1.15%      1.11%       1.09%      1.20%
     Nonperforming loans to loans (5)(12)             0.17        0.99       1.03        0.99       0.60
     Allowance for loan losses to
     nonperforming loans (5)(12)                    786.17      116.08     107.37      110.12     199.16
     Nonperforming assets to loans and other real
       estate owned (5)(13)                           0.62        1.04       1.04        1.03       0.67
     Net loan charge-offs to average loans            0.17        1.57       0.31        0.24       0.22
Capital Ratios
     Average shareholders' equity to average
     assets
        Total                                         6.64        7.12       8.05        7.27       7.12
        Common                                        5.48        5.26       5.81        6.15       7.12
     Tier I capital to risk-weighted
     assets (5)(14)                                   8.88        8.96      10.21       10.02       9.64
     Total capital to risk-weighted
     assets (5)(14)                                  10.81       13.30      11.40       11.41      10.89
     Leverage ratio (5)(14)                           7.69        6.95       7.77        8.19       6.76

(1) 1997 reflects provisions for loan losses that significantly exceeded historical levels. See "Provision for Loan Losses" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.
(2) 1997 includes the gain on the sale of credit card relationships. See "Other Income" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.
(3) The amount for 1998 is shown after adjustment for $928,000, or $0.24 per common share, of original issues costs relating to the redemption of the Company's Series A Preferred Stock on September 1, 1998.
(4) All share and per share information has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, Earnings Per Share.
(5)  At period end.
(6)  Includes investment securities available for sale.
(7) Net of unearned discounts but before deduction of allowance for loan losses.
(8) In late 1997, the Company adopted a funding strategy that uses alternative sources of funds in order to reduce overall funding cost.
(9) In 1997, the Company issued $25.0 million in Subordinated Debentures in connection with the sale of the Trust Preferred.
(10) On September 1, 1998, the Company redeemed all of its Series A Preferred Stock at its stated liquidation value of $17.25 million.
(11) The efficiency ratio = other expenses/(net interest income + gain on sales of securities and loan + other income).
(12) Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and loans with restructured terms.
(13) Nonperforming assets consist of nonperforming loans and foreclosed assets.
(14) Computed in accordance with current regulatory guidelines.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

     Forward Looking Statements. This management's discussion and analysis of financial condition and results of operations includes forward looking statements, such as: statements of the Company's goals, intentions, and expectations; estimates of risks and of future costs and benefits; and statements of the Company's ability to achieve financial and other goals. These forward looking statements are subject to significant uncertainties because they are based upon: future interest rates and other economic conditions; statements by suppliers of data processing equipment and services, government agencies, and other third parties as to year 2000 compliance and costs; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward looking statements. In addition, the Company's past growth and performance do not necessarily indicate its future results. See "Caution About Forward Looking Statements."

     You should read this management's discussion and analysis of the Company's consolidated financial condition and results of operations in conjunction with "Selected Consolidated Financial Data," the Company's consolidated financial statements and the accompanying notes, and other financial data that is included in this Form 10-K.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes supplementary tables and other information required to be included in this Form 10-K by the Securities and Exchange Commission's Industry Guides for Statistical Disclosure by Bank Holding Companies.

Financial Condition

     The Company's total assets at December 31, 1998 were $1,027.9 million, an increase of $64.6 million, or 7%, from $963.3 million at December 31, 1997. Assets increased $134.2 million, or 16%, between December 31, 1996 and 1997. The 1998 increase resulted mainly from a $74.2 million, or 10%increase in loans. The increase in 1997 resulted from loan growth of $ 74.5 million, or 12%, and an increase in investment securities of $ 40.4 million, or 27%. The 1997 increase in investments resulted, in part, from the investment of proceeds from the issuance of trust preferred securities that year. See Capital Resources. At December 31, 1998, total and common shareholders' equity was $57.8 million compared to $68.0 million in total shareholders' equity and $50.7 million in common shareholders' equity at December 31, 1997. The decrease was the result of the Company's redemption of preferred stock on September 1, 1998. During 1998, earnings, net of common and preferred stock dividends, contributed $6.8 million to common shareholders' equity. Sale of common stock through the dividend reinvestment plan, the employee stock purchase plan and the employee stock option plan contributed an additional $248,000 to common shareholders' equity in 1998. Net unrealized gains on investment securities available for sale (net of tax) declined to $513,000 at December 31, 1998 as compared to $580,000 at December 31, 1997. As a result, common shareholders' equity increased $7.1 million, or 14%, in 1998. Shareholders' equity increased to $68.0 million at December 31, 1997 from $65.0 million a year earlier. The increase was primarily attributable to earnings retained after common and preferred stock dividends.

     On December 31, 1998, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 10.81%, a Tier 1 risk-based capital ratio of 8.88%, and a leverage ratio of 7.69%. As of December 31, 1998, the Bank also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

Summary of Earnings

Net Income

     Net income for 1998 was $9.4 million, an 88% increase over the $5.0 million earned in 1997. The substantial increase in earnings was primarily the result of the after-tax effect of an $8.7 million reduction in the provision for loan losses. Net income for 1998 also benefited from an increase in net interest income of $2.4 million, or 7%. These increases in income offset a reduction in other income ($3.0 million, or 30%), and increases in other expenses ($1.2 million, or 5%) and taxes on income ($2.5 million, or 94%). Net income available to common shareholders, after deduction of dividends on the Series A Preferred Stock and a one-time accounting adjustment of $928,000 relating to the redemption of the Company's Series A Preferred Stock on September 1, 1998, was $7.4 million, compared with $3.4 million in 1997. Basic earnings per common share increased 117% to $1.95 per share for 1998 from $0.90 per share for 1997. Diluted earnings per common share increased 115% to $1.89 per share for 1998 from $0.88 per share for 1997.

     Net income for 1997 was $5.0 million, a 34% decrease from the $7.6 million earned in 1996. The substantial reduction in net income during 1997 was due principally to a $9.0 million, or 290%, increase in the provision for loan losses. Net income for 1997 benefited from increases in net interest income ($3.8 million, or 12%) and other income ($3.5 million, or 56%) and a reduction in taxes on income ($1.6 million, or 38%). These increases in income offset a $2.5 million, or 11%, increase in other expenses. Included in other income was the $3.7 million gain on sale of the credit card portfolio. Net income, after dividends on preferred stock, was $3.4 million, a decrease of $2.6 million, or 43%, from 1996. Basic earnings per common share decreased 43% to $0.90 per share for 1997 from $1.59 per share for 1996. Diluted earnings per common share decreased 44% to $0.88 per share for 1997 from $1.56 per share for 1996.

     The primary reason for the 1997 decline in net income was the deterioration in several large commercial and commercial real estate credits and related provisions for loan losses. The Company appropriately identified potential problem loans and established an appropriate allowance for loan losses at December 31, 1997.


Net Interest Income

Years ended December 31, 1998 and 1997

     Net interest income for 1998 increased to $38.0 million from $35.6 million in 1997, primarily as a result of the increase in the Company's loan portfolio. Yields on the Company's interest-earning assets declined by 17 basis points during 1998, and the rates paid on the Company's interest-bearing liabilities declined by 21 basis points resulting in an increase in the interest rate spread to 3.34% for 1998 from 3.30% for 1997. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 115.53% for 1998 from 115.73% for 1997, due primarily to the issuance in June 1997 of the Subordinated Debentures, and the increase in short-term borrowings.

     Interest income for 1998 was $80.3 million, up from $76.8 million in 1997 primarily as a result of growth in interest-earning assets, which partially offset the decline in yields. Yields on total interest-earning assets were 8.53% in 1998 and 8.70% in 1997. Loan interest and fee income increased $3.5 million because the greater volume of loans outstanding more than offset the effect of the 24 basis point decline in loan yields. The Company generated growth of $56.5 million in average loans to $756.6 million in 1998 from $700.1 million in 1997, an 8% increase. Interest income on investment securities increased by $575,000, despite the sale of available for sale securities in connection with the redemption of the Company's preferred stock on September 1, 1998. The yield on the investment portfolio declined 8 basis points. A decrease in interest income on federal funds sold and other short-term investments was caused by lower volumes in those areas. The increase in interest-earning assets was funded by growth in short-term borrowings and retention of earnings.

     Total interest expense for 1998 was $42.3 million, a $1.1 million increase from $41.2 million in 1997. The increase in interest expense was primarily due to a $49.6 million, or 750%, increase in average short-term borrowings from $6.6 million for the year ended December 31, 1997 to $56.2 million for the year ended December 31, 1998. Average time deposits declined $11.9 million, or 2%. Rates paid on interest-bearing liabilities declined to 5.19% in 1998 from 5.40% in 1997.

Years ended December 31, 1997 and 1996

     Net interest income increased to $35.6 million in 1997 from $31.8 million for 1996 as continued growth in the loan portfolio enabled the Company to post a $12.2 million increase in interest income that exceeded the $8.4 million increase in interest expense during the year. Yields on the Company's interest-earning assets declined by 8 basis points, and the rates paid on the Company's interest-bearing liabilities increased by 13 basis points, resulting in a reduction in the interest rate spread to 3.30% for 1997 from 3.51% in 1996. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 115.73% for 1997 from 118.29% for 1996, due primarily to a greater increase in interest-bearing liabilities, including time deposits and the Guaranteed Preferred Beneficial Interests in the Company's Subordinated Debentures ("Subordinated Debentures") issued during the year, than in noninterest-bearing sources of funds, including noninterest-bearing demand deposits and shareholders' equity.

     Total interest income for 1997 was $76.8 million, up 19% from $64.7 million during 1996. The principal factor providing greater interest income was the $119.5 million, or 21%, increase in the volume of average loans outstanding. The Company's loan yields declined to 9.36% for 1997 from 9.50% in 1996. During the same period, the Company's yield on investment securities increased to 6.20% from 6.12%.

     Total interest expense for 1997 was $41.2 million, an increase of 26% from $32.8 million for 1996. The increase in total interest expense is mainly the result of an increase in average interest-bearing liabilities of $140.70 million, or 23%. During the same period, the rates paid on average interest-bearing liabilities increased to 5.40% from 5.27%, as a 3 basis point decline in the average rate paid on time deposits (to 5.72%) was more than offset by a 30 basis point increase (to 4.12%) in the average rate paid on money market accounts. The issuance of the Subordinated Debentures on June 4, 1997 increased the rates paid on average interest-bearing liabilities by 7 basis points for 1997.

Three Year Comparison of Consolidated Average Balance Sheets, Interest, Yields, and Rates

     The following table provides certain information relating to the Company's average consolidated statements of financial condition and reflects the interest income on interest-earning assets, interest expense of interest-bearing liabilities, and the average yields earned and rates paid for the periods indicated. Yields and rates are derived by dividing income or expense by the average daily balance of the related assets or liabilities, respectively, for the periods presented. Nonaccrual loans have been included in the average balances of loans receivable.


                                                                  For the Year Ended December 31,
                                      ----------------------------------------------------------------------------------------
                                                   1998                         1997                          1996
                                      ----------------------------  ---------------------------- -----------------------------
                                                 Interest                     Interest                      Interest
                                       Average   Income/  Yield/     Average   Income/  Yield/    Average   Income/   Yield/
                                       Balance   Expense   Rate      Balance   Expense   Rate     Balance   Expense    Rate
                                      ----------------------------  ---------------------------- -----------------------------
                                                                      (dollars in thousands)
    ASSETS
    Interest-earning assets:
       Loans receivable                 $756,611  $69,020   9.12%    $700,129   $65,560   9.36%    $580,590  $55,177     9.50%
       Investment securities             181,807   11,128   6.12      170,635    10,580   6.20      146,973    8,999     6.12
       Other interest-earning assets       1,947      104   5.34       12,819       709   5.53        9,200      492     5.35
                                      --------------------         --------------------         --------------------
        Total interest-earning assets    940,365   80,252   8.53      883,583    76,849   8.70      736,763   64,668     8.78
    Noninterest-earning assets:
       Other assets                       44,362                       44,672                        35,019
                                      ===========                   ==========                   ===========
        Total assets                    $984,727                     $928,255                      $771,782
                                      ===========                   ==========                   ===========

    LIABILITIES AND
    SHAREHOLDERS' EQUITY
    Interest-bearing liabilities:
       Interest-bearing demand (1)        $6,553    $ 150     2.29%  $ 37,740     $ 894     2.37%  $ 36,088    $ 838     2.32%
       Money market accounts (1)         127,020    4,213     3.32     93,118     3,836     4.12     81,939    3,129     3.82
       Savings accounts                    3,442       76     2.21      3,860        96     2.49      4,580      114     2.49
       Time deposits                     595,766   32,614     5.47    607,710    34,743     5.72    498,283   28,647     5.75
                                      --------------------          --------------------         --------------------
        Total interest-bearing
        deposits                         732,781   37,053     5.06    742,428    39,569     5.33    620,890   32,728     5.27
       Short-term borrowings (2)          56,164    2,895     5.15      6,605       340     5.15      1,940      105     5.41
       Long-term debt                     25,013    2,326     9.30     14,459     1,338     9.30          -        -     -
                                      --------------------          --------------------         --------------------
        Total interest-bearing
        liabilities                      813,958   42,274     5.19    763,492    41,247     5.40    622,830   32,833     5.27
                                                 ---------                    ----------                    ---------
    Noninterest-bearing liabilities:
       Noninterest-bearing demand (1)     22,399                       88,575                        79,739
       Noninterest-bearing money
       market accounts (1)                68,271                            -                             -
       Other noninterest-bearing
       liabilities                        14,678                       10,099                         7,066
       Shareholders' equity               65,421                       66,089                        62,147
                                      -----------                   ----------                   -----------
        Total liabilities and
          shareholders' equity          $984,727                     $928,255                      $771,782
                                      ===========                   ==========                   ===========
        Net interest income                       $37,978                       $35,602                      $31,835
                                                 =========                    ==========                    =========
        Interest rate spread                                  3.34%                         3.30%                        3.51%
                                                          ========                      ========                    =========
        Net interest margin (3)                               4.04%                         4.03%                        4.32%
                                                          ========                      ========                    =========
        Ratio of average interest-earning assets
          to interest-bearing
          liabilities                                       115.53%                       115.73%                      118.29%
                                                          ========                      ========                    =========


(1) Interest-bearing demand, money market accounts, noninterest-bearing demand and noninterest-bearing money market accounts average balances for 1998 reflect the use of a program which reclassifies excess funds in transaction accounts into money market accounts for regulatory reporting purposes. The effect is to reduce the reserve amount required to be maintained at the Federal Reserve Bank.
(2) The increase in short-term borrowings resulted mainly from increases in Federal Home Loan Bank borrowings and in Sweep Repurchase Agreements, under which commercial demand deposits are moved into repurchase agreements.
(3)  Net interest margin = net interest income/total interest-earning assets.

                              Rate/Volume Analysis

     The following table analyzes changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by the prior period's rate); and (ii) changes in rates (change in rate multiplied by the prior period's volume). Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.

                                                            Year ended                          Year ended
                                                         December 31, 1998                   December 31, 1997
                                                           Compared to                         Compared to
                                                         December 31, 1997                   December 31, 1996
                                                ----------------------------------    ----------------------------------
                                                           Increase (decrease) attributable to change in:
                                                              Yield/        Net                    Yield/        Net
                                                 Volume        Rate       Change       Volume       Rate        Change
                                                ---------    --------    ---------    --------    ----------  ----------
                                                                 (dollars in thousands)
Interest earned on:
     Loans receivable(1)..................    $  5,137     $ (1,677)    $  3,460     $ 11,182     $   (799)    $ 10,383
     Investment securities ...............         684         (109)         575        1,534           49        1,583
     Federal funds sold ..................        (609)         (23)        (632)         199           16          215
                                              ---------    ---------    ---------    ---------    ---------    ---------
         Total interest income ...........       5,212       (1,809)       3,403       12,915         (734)      12,181
                                              ---------    ---------    ---------    ---------    ---------    ---------
Interest paid on:
     NOW accounts ........................        (715)         (29)        (744)          38           18           56
     Money market accounts (2) ...........         810         (433)         377          449          258          707
     Savings accounts ....................         (10)         (10)         (20)         (18)          --          (18)
     Time deposits .......................        (659)      (1,470)      (2,129)       6,402         (306)       6,096
     Short-term borrowings ...............       2,555           --        2,555          240           (5)         235
     Long-term debt ......................         988           --          988        1,338           --        1,338
                                              ---------    ---------    ---------    ---------    ---------    ---------
         Total interest expense ..........       2,969       (1,942)       1,027        8,449          (35)       8,414
                                              ---------    ---------    ---------    ---------    ---------    ---------

         Net interest income .............    $  2,243     $    133     $  2,376        4,466     $   (699)    $  3,767
                                              =========    =========    =========    =========    =========    =========

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(2)  Includes interest-bearing money market accounts only.


Provision for Loan Losses

     The Company makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level the Company deems appropriate. The adequacy of the allowance for loan losses is determined by management based upon a number of factors including, among others: analytical reviews of loan loss experience in relation to outstanding loans and commitments; unfunded loan commitments; problem and nonperforming loans and other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; appraisals of the value of collateral; and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Based upon this review, management established an allowance of $10.4 million, or 1.31% of total loans, at December 31, 1998 compared to an allowance of $8.3 million, or 1.15% of total loans, at December 31, 1997. During fiscal years 1998, 1997 and 1996, the provisions for loan losses were $3.4 million, $12.1 million and $3.1 million, respectively.

     In the first, third and fourth quarters of 1997, and for the year 1997 as a whole, the Company recorded significant increases in loan charge-offs and provisions for loan losses compared with corresponding periods of 1996 and earlier years. The charge-offs were primarily the result of deterioration in the financial position of the borrowers in three large commercial or commercial real estate lending relationships. Net charge-offs for 1997 were $11.0 million, compared with net charge-offs of $1.8 million for 1996. The provision for loan losses was $12.1 million in 1997, compared with $3.1 million for 1996. As a result of the unusually large charge-offs recorded in 1997, management revised the Bank's credit and loan review policies and standards, revised individual and committee loan authorities, and committed additional resources to the credit administration and loan review functions.

     In establishing the level of the allowance for December 31, 1998, management considered a number of factors that tended to indicate a potential need for an increased allowance level, including: the continued growth in the portfolio; the increased risk associated with the level of real estate construction loans, which are viewed as entailing greater risk than certain other categories of loans; the increased risk inherent in the amount and percentage of total loans attributable to commercial and commercial real estate loans, which are viewed as entailing greater risk than certain other categories of loans; and charge-off history. Management also considered other factors, including the levels of types of credits, such as residential mortgage loans, deemed to be of relatively low risk, that tended to indicate the potential need for a lower allowance. At December 31, 1998, total nonperforming loans were $1.3 million, or 0.17% of total loans, compared to $7.1 million, or 0.99% of total loans, at December 31, 1997. The Company determined the level of the allowance for loan losses at December 31, 1998 was appropriate, as a result of its balancing these and other factors it deemed relevant to the adequacy of the allowance. Management conducted a similar analysis in order to determine the appropriate allowance as of December 31, 1997 and 1996.

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

Other Income

     The following table sets forth the Company's other income for the periods indicated.


                                                   For the Year Ended December 31,
                                             -------------------------------------------
                                                  1998          1997          1996
                                             -------------------------------------------
                                                       (dollars in thousands)

   Service charges and fees                          $3,550        $3,177        $2,985
   Credit cards                                          63           659           869
   Other noninterest income                             412           360           268

   Gain on sale of credit card portfolio                  -         3,745             -
   Gain on sales of loans receivable                  2,652         1,936         1,768
   Gain on sales of investment securities               266            18           459
                                             -------------------------------------------
       Total other income                            $6,943        $9,895        $6,349
                                             ===========================================

     The Company has sought to develop sources of noninterest income through student lending and mortgage banking, in addition to traditional deposit and loan service charges and fees.

     Total other income declined by $3.0 million for fiscal year 1998 compared to 1997 primarily due to the $3.7 million gain on sale of the credit card portfolio in 1997. This reduction was partially offset by increased gains on sales of residential mortgage loans, increased gains on sales of investment securities and increased service charges attributable to its higher demand deposit base. The principal balance of residential mortgage loans sold was $124.3 million during 1998 compared to $71.0 million during 1997.

     The gain on sales of investment securities during 1998 occurred when "available for sale" securities were called prior to their stated maturity date or were sold to fund the redemption of the Company's preferred stock.

     Total other income increased by $3.5 million for 1997 compared to 1996 primarily as a result of the gain on sale of the credit card portfolio. During the fourth quarter of 1997, the Bank completed the sale of substantially all of its credit card portfolio at a premium before taxes, but net of other related expenses, of $3.7 million. The gain on sale of investment securities of $18,000 occurred when $1.0 million in "held to maturity" and $5.0 million in "available for sale" agency securities, originally purchased at a discount, were called prior to their stated maturity date.

Other Expenses

     The following table sets forth the Company's other expenses for the periods indicated.

                                       For the Year Ended December 31,
                                  -------------------------------------------
                                      1998          1997           1996
                                  -------------------------------------------
                                            (dollars in thousands)
Salaries and employee benefits          $14,147       $13,808        $12,164
Occupancy                                 4,980         4,681          3,671
FDIC and other insurance                    248           254            859
Credit cards                                  8           313            411
General and administrative                7,599         6,690          6,121
                                  -------------------------------------------
     Total other expenses               $26,982       $25,746        $23,226
                                  ===========================================


     The Company's other expenses increased $1.2 million, or 5%, for fiscal year 1998 compared to fiscal year 1997. This increase was primarily the result of an increase in general and administrative expense. In addition, occupancy expense increased $299,000, due primarily to increased data processing, depreciation and equipment costs, as systems, facilities and equipment continue to be upgraded, and salaries and employee benefits increased $339,000. These increases were offset by a $305,000 reduction in credit card expense.

     The Company's other expenses increased to $25.7 million for 1997 compared to $23.2 million for 1996. This $2.5 million increase was primarily the result of an increase in salaries and employee benefits, which increased $1.6 million as a result of a 3% increase in staffing from year-end 1996 to mid-year 1997 and salary increases for current staff, the majority of which are effective at the first of each year. Staffing levels declined 6% during the third and fourth quarters of 1997. In addition, occupancy expense increased $1.0 million and general and administrative expense increased $569,000 compared to 1996. The increase in occupancy expense was due primarily to increased data processing, depreciation and equipment costs as systems, facilities and equipment were upgraded beginning in November 1996 and continuing through 1997. These increases were partially offset by a $605,000 reduction in FDIC and other insurance.

     The Company recently completed construction of a new facility for its Tulsa operations. The building includes space for rental to third parties. The total cost of the building is expected to be $10.5 million. A substantial portion of these costs will be capitalized and, except for the cost of the land, will be expensed over the useful life of the property.

Taxes on Income

     The Company's income tax expense for fiscal years 1998, 1997 and 1996 was $5.2 million, $2.7 million and $4.3 million, respectively. The Company's effective tax rates have been lower than the 34% to 35% federal and 6% state statutory rates primarily because of tax-exempt income on municipal obligations and loans.

Financial Condition, Capital Resources and Liquidity

Lending

     The Company's loan portfolio is its main source of income, and has been the main cause of its revenue growth. The Company offers commercial real estate mortgage and construction loans, commercial loans, residential mortgage and construction loans, government-guaranteed student loans and other consumer loans. The Company emphasizes commercial lending to professionals and businesses.

     Loans were $793.3 million at December 31, 1998, an increase of $74.2 million, or 10%, compared to December 31, 1997. Most of the growth in loans, and in commercial loans, originated in the Tulsa and Oklahoma City markets. The Company experienced increases in all categories of outstanding loans other than credit card receivables. The Company sold its credit card portfolio in the fourth quarter of 1997 after a review of the increasing price competition for its affinity card groups. The allowance for loan losses increased by $2.1 million, or 26%, from December 31, 1997 to December 31, 1998. At December 31, 1998, the allowance for loans losses was $10.4 million, or 1.31% of total loans, compared to $8.3 million, or 1.15% of total loans, at December 31, 1997.

     Loans were $719.1 million at December 31, 1997, an increase of $74.5 million, or 12%, compared to December 31, 1996. The Company experienced increases in all categories of outstanding loans other than credit card receivables, which declined by $20.8 million, or 99%, due to the sale of substantially all of that portfolio of loans. The allowance for loan losses increased by $1.1 million, or 16%, from December 31, 1996 to December 31, 1997, after the significant net charge-offs and increased provision for loan losses recorded during the year. (See "Provision for Loan Losses"). At December 31, 1997, the allowance for loan losses was $8.3 million, or 1.15% of total loans, compared to $7.1 million, or 1.11% of total loans, at December 31, 1996.

                                Loan Portfolio

The following table presents the composition of the Company's loan portfolio, net of unearned interest:

                                                                       At December 31,
                              ----------------------------------------------------------------------------------------------------
                                    1998                  1997                 1996               1995                1994
                              ------------------ -------------------- ------------------ ------------------- ------------------- -

                               Amount      %      Amount       %       Amount      %      Amount      %       Amount       %
                              --------- -------- ---------- --------- --------- -------- --------- --------- ---------- --------
                                                                     (dollars in thousands)
Real estate mortgage:
  Residential..............   $ 83,657    10.55   $ 79,843    11.10     61,175     9.49    42,988      8.08     33,882     8.21
  Commercial...............    275,729    34.75    223,672    31.10    196,163    30.43   160,126     30.10    132,297    32.06
Real estate construction...     76,544     9.65     72,454    10.08     54,369     8.43    33,159      6.23     20,725     5.02
Commercial.................    252,341    31.81    241,007    33.52    218,515    33.90   181,081     34.04    120,781    29.27
Installment and consumer
  Government-guaranteed
  student loans..............   65,242     8.22     64,390     8.95     61,959     9.61    67,388     12.67     61,752    14.97
  Credit cards.............          -        -         73     0.01     20,839     3.23    21,869      4.11     20,958     5.08
  Other consumer...........     39,806     5.02     37,674     5.24     31,626     4.91    25,377      4.77     22,219     5.39
                              --------- -------  ---------- -------   --------- -------  --------- --------  ---------- -------
                               793,319   100.00    719,113   100.00    644,646   100.00   531,988    100.00    412,614   100.00
                                        =======             =======             =======            ========             =======
Less:
Allowance for loan losses..    (10,401)             (8,282)             (7,139)            (5,813)              (4,959)
                              ---------          ----------           ---------          ---------           ----------
      Total................   $782,918           $ 710,831            $637,507           $526,175             $407,655
                              =========          ==========           =========          =========           ==========


     Collateral and Concentration. At December 31, 1998 and 1997, substantially all of the Company's loans were collateralized with real estate, inventory, accounts receivable and/or other assets or were guaranteed by federal government agencies. Loans to individuals and businesses in the healthcare industry totaled $79.1 million, or 10% of total loans, at December 31, 1998. The Company does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% of total loans. The Bank's lending limit under federal law to any one borrower was $13.6 million at December 31, 1998, but lending policy generally limits loans to any one borrower to 90% of the Bank's legal lending limit. Exceptions to this policy are made from time to time. The Bank's largest single borrower, net of participations, at December 31, 1998 had outstanding loans of $9.3 million.

     Loan Portfolio Maturity. The following table shows the remaining maturities of loans at December 31, 1998. Student loans, which do not have stated maturities, are shown as due in one year or less.

                                             One to
                                 One year     five       Over
                                 or less     years    five years    Total
                                ---------- ---------- ----------- ----------
                                          (dollars in thousands)
Real estate mortgage:
     Commercial................ $  20,663  $  62,107   $ 192,959  $ 275,729
     One-to-four family            13,128
     residential...............               34,130      36,399     83,657
Real estate construction.......    55,723     11,567       9,254     76,544
Commercial.....................   109,299     99,139      43,903    252,341
Installment and consumer:
     Government-guaranteed
     student loans.............    65,242          -           -     65,242
     Other.....................    13,619     25,029       1,158     39,806
                                ---------- ---------- ----------- ----------
          Total...............  $ 277,674  $ 231,972   $ 283,673  $ 793,319
                                ========== ========== =========== ==========


     Loan Portfolio Sensitivity. The following table shows the sensitivity of loans due after December 31, 1999 by dollar amount outstanding.

                                     Fixed        Variable     Total
                                   -----------    ---------- -----------
                                          (dollars in thousands)
Real estate mortgage:
     Commercial.................    $  99,490     $ 155,576   $ 255,066
     One-to-four family
     residential................       24,410        46,119      70,529
Real estate construction.......         5,735        15,086      20,821
Commercial.....................        23,415       119,627     143,042
Installment and consumer:
     Government-guaranteed
     student loans.............            -              -          -
     Other.....................       23,962         2,225      26,187
                                  -----------    ---------- -----------
          Total................    $ 177,012     $ 338,633   $ 515,645
                                  ===========    ========== ===========

Nonperforming Assets

     Nonperforming loans consist of loans on a nonaccrual basis, loans contractually past due 90 days or more, and loans with restructured terms. At December 31, 1998, approximately $254,000, or 19% of the total loans reported as nonperforming, are guaranteed by the federal government, a government agency, or a government sponsored corporation. The following table shows the amounts of nonperforming assets:

                                                                      At December 31,
                                               --------------------------------------------------------------
                                                  1998         1997        1996         1995        1994
                                               --------------------------------------------------------------
                                                                  (dollars in thousands)
Real estate mortgage:
     Commercial:
         Nonaccrual                                  $ 372       $3,938       $ 191        $ 107       $ 179
         Past due 90 days or more                      194          179         614           88           -
         Restructured terms                              -            -         577          608         639
     One-to-four family residential:
         Nonaccrual                                    323          110         265           18          58
         Past due 90 days or more                      107          700         363          251          72
         Restructured terms                              -            -           -            -           -
Real estate construction:
     Nonaccrual                                          -            -           -            -          86
     Past due 90 days or more                            -          603         119            -           -
     Restructured terms                                  -            -           -            -           -
Commercial:
     Nonaccrual                                        156        1,403       4,149          567         805
     Past due 90 days or more                          149          195          71          435         241
     Restructured terms                                  -            -           -        2,996           -
Installment and consumer:
     Guaranteed student loans:
         Nonaccrual                                      -            -           -            -           -
         Past due 90 days or more                        -            -           -            -           -
         Restructured terms                              -            -           -            -           -
     Credit cards:
         Nonaccrual                                      -            -           -            -           -
         Past due 90 days or more                        -            -          82           63         138
         Restructured terms                              -            -           -            -           -
     Other consumer:
         Nonaccrual                                     21            7          30           32         210
         Past due 90 days or more                        1            -         188          114          62
         Restructured terms                              -            -           -            -           -
                                               --------------------------------------------------------------
            Total nonperforming loans                1,323        7,135       6,649        5,279       2,490
Other real estate owned                              3,650          362          64          195         264
                                               --------------------------------------------------------------
            Total nonperforming assets              $4,973       $7,497      $6,713       $5,474      $2,754
                                               ==============================================================
Loans receivable                                  $793,319     $719,113    $644,646     $531,988    $412,614
                                               ==============================================================
Summary:
     Total nonaccrual                                $ 872       $5,458      $4,635        $ 724      $1,338
     Total past due 90 days or more                    451        1,677       1,437          951         513
     Total restructured                                  -            -         577        3,604         639
                                               --------------------------------------------------------------
         Total nonperforming loans                   1,323        7,135       6,649        5,279       2,490
     Other real estate owned                         3,650          362          64          195         264
                                               --------------------------------------------------------------
         Total nonperforming assets                 $4,973       $7,497      $6,713       $5,474      $2,754
                                               ==============================================================
Allowance for loan losses to loans                   1.31%        1.15%       1.11%        1.09%       1.20%
Nonperforming loans to loans                          0.17         0.99        1.03         0.99        0.60
Allowance for loan losses to nonperforming
loans                                               786.17       116.08      107.37       110.12      199.16
Nonperforming assets to loans and other real
     Estate owned                                     0.62         1.04        1.04         1.03        0.67



     Other real estate owned consisted of a foreclosed motel property with a carrying value of $3.7 million, which is being operated by a motel management company engaged by the Company while being actively marketed. The loan secured by this property was classified as nonperforming at year-end 1997.

     Other Nonperforming Assets. The Company does not have any material amounts of interest-earning assets which would have been classified as nonperforming if such assets were loans, or which were recognized by management as potential problem assets based upon known information about possible credit problems of the borrower or issuer.

     Nonaccrual Loans. The recognition of interest income on loans is discontinued when management believes that interest will not be collectible in the normal course of business. Generally, the Company does not accrue interest on any asset (i) that is maintained on a cash basis because of deterioration in the financial condition of the borrower, (ii) for which payment in full of principal or interest is not expected, or (iii) upon which principal or interest has been in default for a period of 90 days or more, unless the asset is both well secured and in the process of collection. During 1998, $197,000 in interest income was received on nonaccrual loans. If interest on those loans had been accrued, total interest income of $682,000 would have been recorded. During the years ended December 31, 1997 gross interest income of $144,000 would have been recorded on loans accounted for on a nonaccrual or restructured basis if such loans had been current throughout the period. Interest on such loans included in income during 1997 amounted to approximately $30,000.

     Potential Nonperforming Loans. Those performing loans considered potential nonperforming loans, loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms over the next six months, amounted to approximately $22.9 million at December 31, 1998, compared to $27.0 million at December 31, 1997. Loans may be monitored by management and reported as potential nonperforming loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.

     Allowance For Loan Losses. The allowance for loan losses is a valuation reserve established by management in an amount it deems adequate to provide for losses in the loan portfolio. Management assesses the adequacy of the allowance for loan losses based upon a number of factors including, among others: analytical reviews of loan loss experience in relationship to outstanding loans and commitments; unfunded loan commitments; problem and nonperforming loans and other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; appraisals of the value of collateral; and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio.

     The allowance for loan losses is increased by provisions for loan losses charged to expense. Charge-offs of loan amounts determined by management to be uncollectible or impaired decrease the allowance, and recoveries of previous charge-offs are added to the allowance. The allowance for loan losses increased by $2.1 million, or 26%, from December 31, 1997 to December 31, 1998. At December 31, 1998, the allowance for loan losses was $10.4 million, or 1.31% of total loans, compared to $8.3 million, or 1.15% of total loans, at December 31, 1997.

Allowance for Loan Losses

     The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.


                                                    For the Year Ended December 31,
                                     --------------------------------------------------------------
                                         1998        1997        1996        1995         1994
                                     --------------------------------------------------------------
                                                           (dollars in thousands)
Balance at beginning of period             $8,282      $7,139      $5,813      $4,959       $3,960

Loans charged-off:
     Real estate mortgage:
         Commercial                           354       1,150          68           -          156
         One-to-four family
         residential                          106         155          80           7           16
     Real estate construction                   -           -           -           1            -
     Commercial                             1,320       8,691       1,064       1,101          461
     Installment and consumer:
         Guaranteed student loans               -           1           -           -            1
         Credit cards                          15         829         803         528          370
         Other consumer                       579         702         286         166          199
                                     --------------------------------------------------------------
Total charge-offs                           2,374      11,528       2,301       1,803        1,203
                                     --------------------------------------------------------------

Recoveries:
     Real estate mortgage:
         Commercial                            93           6          10         119           34
         One-to-four family
         residential                           12          79          15          33           23
     Real estate construction                   -           -           -           -            -
     Commercial                               582         300         288         334           94
     Installment and consumer:
         Guaranteed student loans               -           2           -           1            -
         Credit cards                          57         108         106         111          139
         Other consumer                       369          72         108          59          112
                                     --------------------------------------------------------------
Total recoveries                            1,113         567         527         657          402
                                     --------------------------------------------------------------

Net loans charged-off                       1,261      10,961       1,774       1,146          801
Provision for loan losses                   3,380      12,104       3,100       2,000        1,800
                                     --------------------------------------------------------------
Balance at end of period                 $ 10,401      $8,282      $7,139      $5,813       $4,959
                                     ==============================================================

Loans outstanding:
     Average                             $756,611    $700,129    $580,590    $473,080     $356,323
     End of period                        793,319     719,113     644,646     531,988      412,614

Ratio of allowance for loan losses to loans
     Outstanding:
         Average                           1.37%        1.18%       1.23%       1.23%       1.39%
         End of period                     1.31         1.15        1.11        1.09        1.20
Ratio of net charge-offs to average loans
     Outstanding during the period         0.17         1.57        0.31        0.24        0.22


Investment Activities

     The objectives of the investment portfolio are to provide the Company with a source of liquidity (from scheduled maturities) as well as a source of earnings. The Company's investment securities declined by $13.0 million, or 7%, from $187.7 million at December 31, 1997 to $174.7 million at December 31, 1998 after increasing by $40.4 million, or 27%, between December 31, 1996 and 1997. The reduction during 1998 was due primarily to the sale of available for sale securities in connection with the redemption of the Company's preferred stock on

September 1, 1998. The growth during 1997 came mainly from U.S. government and agency securities, which increased by $44.2 million, or 40% from December 31, 1996 to December 31, 1997.

                             Investment Portfolio

                                                              December 31,
                                                 ----------------------------------
                                                    1998        1997       1996
                                                 ----------- ----------- ----------
                                                         (dollars in thousands)

U.S. Government and agency securities.......     $  121,656   $ 154,209  $ 109,989

State and municipal obligations.............         15,372      10,953     13,153

Mortgage-backed securities..................         31,020      16,427     23,060

Other securities............................          6,623       6,151      1,149
                                                 ----------- ----------- ----------
    Total investment securities.............     $  174,671   $ 187,740  $ 147,351
                                                 =========== =========== ==========


Available for sale (fair value).............      $  97,096   $ 100,746  $  63,762
Held to maturity (amortized cost)...........         77,575      86,994     83,589
                                                 ----------- ----------- ----------
    Total investment securities.............     $  174,671   $ 187,740  $ 147,351
                                                 =========== =========== ==========

                         Investment Portfolio Maturity

     The following table shows the maturities, carrying value (amortized cost in the case of investment securities being held to maturity or estimated fair value in the case of investment securities available for sale), estimated fair market values and average yields for the Company's investment portfolio at December 31, 1998. Yields are not presented on a tax-equivalent basis. Maturities of mortgage-backed securities are based on expected maturities. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers on the underlying mortgages may have the right to call or prepay obligations with or without prepayment penalties. The securities of no single issuer (other than the United States or its agencies), or in the case of securities issued by state and political subdivisions, no source or group of sources of repayment, accounted for more than 10% of shareholders' equity of the Company at December 31, 1998.


                                                                     One to Five             Five to Ten
                                          One Year or Less              Years                   Years
                                        ----------------------  ----------------------- ------------------------
                                        Amortized    Average    Amortized    Average     Amortized    Average
                                          Cost        Yield        Cost       Yield        Cost        Yield
                                        ----------  ----------  ----------- ----------- ------------ -----------
                                                              (dollars in thousands)
Held to Maturity:
U.S. government and agency
   Securities.......................    $  21,121     6.25 %    $   42,942     6.13 %             -        -
State and municipal
   Obligations......................        1,704     4.20          11,504     4.00             304     3.75

Mortgage-backed securities..........            -        -               -        -               -        -

Other securities....................            -        -               -        -               -        -
                                        ----------              -----------              -----------
   Total held to maturity...........       22,825     6.10          54,446     5.68             304     3.75
                                        ----------              -----------              -----------

Available for Sale:
U.S. government and agency
   Securities.......................        2,082     6.47          50,997     6.17           3,922     7.06
State and municipal
   Obligations......................          999     5.34             853     3.82               -        -
Mortgage-backed securities..........        4,934     6.24          17,699     6.09           8,580     5.62
Other securities....................            -        -           4,174     7.04               -        -
                                        ----------              -----------              -----------
   Total available for sale.........        8.015     6.19          73,723     6.17          12,502     6.07
                                        ----------              -----------              -----------
   Total investment securities......    $  30,840     6.12      $  128,169     5.96      $   12,806     6.02
                                        ==========              ===========              ===========



                                          More than Ten                 Total Investment
                                              Years                        Securities
                                    ----------------------- -------------------------------------
                                      Amortized    Average    Amortized      Market     Average
                                        Cost        Yield        Cost        Value       Yield
                                    ------------ ---------- ------------- ----------- -----------
                                                      (dollars in thousands)
Held to Maturity:
U.S. government and agency
   Securities.......................
State and municipal
   Obligations......................                    -     $    64,063   $  65,256     6.17%

Mortgage-backed securities..........                               13,512      13,516     4.02

Other securities....................           -        -               -           -

   Total held to maturity...........           -        -               -           -
                                      -----------            ------------- -----------
                                                                   77,575      78,772     5.79
Available for Sale:                   -----------            ------------- -----------
U.S. government and agency
   Securities.......................
State and municipal
   Obligations......................           -                   57,001      57,593     6.24
Mortgage-backed securities..........
Other securities....................           -                    1,852       1,860     4.64
                                               -                   31,213      31,020     5.99
   Total available for sale.........   $   2,000     6.84 %         6,174       6,623     6.98
                                      -----------            ------------- -----------
   Total investment securities......       2,000     6.84          96,240      97,096     6.18
                                      -----------            ------------- -----------
                                       $   2,000     6.84     $   173,815  $  175,868     6.01
                                      ===========            ============= ===========

     At December 31, 1998, the Company held mortgage-backed securities with a book value of $31.2 million, all of which were collateralized by single-family mortgage loans. It is the Company's policy to purchase mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation ("FHLMC" or Freddie Mac), Federal National Mortgage Association ("FNMA" or Fannie Mae), or the Government National Mortgage Association ("GNMA" or Ginnie Mae), when such securities can be acquired at attractive yields, and where the investment characteristics of the securities complement the Company's asset/liability management objectives, primarily as to interest rate adjustments and terms to maturity. FHLMC, FNMA and GNMA mortgage-backed securities have lower risk weightings, and therefore require less capital, than residential mortgage loans. Mortgage-backed securities also may be used as collateral for borrowings and, through repayments, as a source of liquidity. At December 31, 1998, 1997, and 1996, the Company had no investments in privately issued mortgage-backed securities, and had no mortgage-related securities that were rated "high risk" under regulatory guidelines.

Deposit Activity

     The principal sources of funds for the Company are core deposits (demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposit of less than $100,000) from the local market areas surrounding each of the Company's offices. The Company's deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Company with a source of fee income and cross-marketing opportunities as well as a low-cost source of funds. Time and savings accounts, including money market deposit accounts, also provide a relatively stable and low-cost source of funding. The largest source of funds for the Company remains certificates of deposit. The Company also obtains deposit funds through its retail certificate of deposit programs with brokerage companies. Certificates of deposit issued through these programs totaled $39.8 million at December 31, 1998.

     The Company's deposits increased by $1.7 million, or less than 1%, from $841.4 million at December 31, 1997 to $843.1 million at December 31, 1998 after increasing by $87.5 million, or 12%, between December 31, 1996 and December 31, 1997. In February 1998, the Bank began using a program that reclassifies excess funds in transaction accounts into money market accounts for regulatory reporting purposes. At December 31, 1998, $62.5 million and $36.0 million had been swept out of demand and NOW accounts, respectively, and $98.5 million had been swept into money market accounts. Without these reclassifications, demand deposits would have totaled $120.1 million (a $23.5 million, or 24%, increase), NOW accounts would have totaled $43.1 million (a $5.6 million, or 15%, increase) and money market accounts would have totaled $97.1 million (a $2.6 million, or 3%, increase). This reclassification has no effect on the customer, but reduces the amount of reserve funds the Company is required to keep on deposit at the Federal Reserve Bank. The freed funds can then be used to support the Company's lending and investment operations.

     Deposit growth during 1997 came mainly from time deposits. Total time deposits increased by $64.4 million, or 12% from December 31, 1996 to December 31, 1997.

                              Deposit Composition


                                                                                At December 31,
                                             --------------------------------------------------------------------------------------
                                                         1998 (1)                       1997                        1996
                                             ----------------------------  --------------------------- ----------------------------
                                                          Percent                      Percent                      Percent
                                                            of                           of                           of
                                                Amount   Deposits   Rate     Amount   Deposits   Rate    Amount    Deposits  Rate
                                             ----------- --------- ------  ---------- --------- ------ ----------  -------- -------
                                                                              (dollars in thousands)
 Demand deposits........................      $  57,601    6.83%    N/A   $  96,560     11.48%   N/A   $  83,729    11.11%    N/A
 Noninterest-bearing
  money market accounts.................         62,498    7.41     N/A           -         -    N/A           -        -     N/A
 NOW accounts...........................          7,076    0.84    2.29      37,447      4.45  2.37%      34,309     4.55   2.32%
 Money market accounts..................        133,105   15.79    3.32      94,496     11.23  4.12       86,910    11.53   3.82
 Savings accounts.......................          3,416    0.41    2.21       3,655      0.43  2.49        4,086     0.54   2.49
 Time deposits..........................        579,365   68.72    5.47     609,267     72.41  5.72      544,911    72.27   5.75
                                              --------- -------           ---------   -------          ---------  -------
      Total deposits....................      $ 843,061  100.00           $ 841,425   100.00%          $ 753,945  100.00%
                                              ========= =======           =========   =======          =========  =======

(1) Without the effects of the reserve reclassification program, deposits at December 31, 1998 would have been as follows:

                                               Percent
                                                  of
                                   Amount      Deposits
                                  --------    ---------
Demand deposits...............    $120,099     14.24%
NOW accounts..................      43,080      5.11
Noninterest-bearing money
   market accounts............           -         -
Money market accounts.........      97,101     11.52
Savings accounts..............       3,416      0.41
Time deposits.................     579,365     68.72
                                  --------    -------
        Total deposits........    $843,061    100.00%
                                  ========    =======
     The Company offers a variety of cash management services to its commercial deposit customers including Business Mail Processing. Commercial customers in Tulsa and Oklahoma City frequently use third-party courier services to deliver deposits which has allowed the Company to effectively service these metropolitan areas from its current branch locations.


     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998:

                             Maturity Period                 Amount
                  -------------------------------------    ----------
                               (dollars in thousands)
                  Three months or less (1)..............    $  53,864
                  Over three through six months (1).....       37,940
                  Over six through 12 months (1)........       56,186
                  Over 12 months........................       26,439
                                                           ----------
                      Total.............................    $ 174,429
                                                           ==========


(1) The amount of certificates of deposit that mature within 12 months is $148.0 million. The Company does not have any liquidity concerns as a result of the volume of these maturities.

Borrowings

     The Company uses various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank, the Federal Home Loan Bank of Topeka ("FHLB") and the Student Loan Marketing Association ("SLMA"). The Company also carries interest-bearing demand notes issued to the U.S. Treasury in connection with the Treasury Tax and Loan note program. The Sweep Repurchase Agreement product introduced by the Company in 1998 caused most of the large increase in federal funds purchased and securities sold under repurchase agreements. At December 31, 1998, repurchase agreements were $36.0 million and federal funds purchased were $20.0 million.

                                                                        At December 31,
                                                     -------------------------------------------------------
                                                            1998              1997               1996
                                                     -------------------------------------------------------
                                                                (dollars in thousands)

Amounts outstanding at end of period:
     Treasury, tax and loan note option              $      601          $     1,595        $    1,185
     Federal funds purchased and securities
         sold under repurchase agreements                55,971               18,953             1,800
     Borrowed from the Federal Home Loan Bank            38,000                   -                 -
     Other short-term borrowings                             -                    -                 -

Weighted average rate outstanding:
     Treasury, tax and loan note option                       4.11%                5.25%             4.99%
     Federal funds purchased and securities
         sold under repurchase agreements                     4.65                 4.94              6.70
     Borrowed from the Federal Home Loan Bank                 5.14                 -                 -
     Other short-term borrowings                              -                    -                 -

Maximum amounts of borrowings outstanding
at any month-end:
     Treasury, tax and loan note option              $    2,500          $     1,843        $    1,500
     Federal funds purchased and securities
         sold under repurchase agreements                56,329               19,953             2,300
     Borrowed from the Federal Home Loan Bank            38,000                   -                 -
     Other short-term borrowings                             -                 5,000                -

Approximate average short-term borrowings
outstanding for the year:
     Treasury, tax and loan note option              $    1,589          $     1,205        $    1,135
     Federal funds purchased and securities
         sold under repurchase agreements                33,965                4,657               251
     Borrowed from the Federal Home Loan Bank            20,576                   -                 -
     Other short-term borrowings                             26                  743               554

Approximate weighted average rate for the year:
     Treasury, tax and loan note option                       5.14%                5.36%             4.96%
     Federal funds purchased and securities
         sold under repurchase agreements                     4.99                 4.98              5.78
     Borrowed from the Federal Home Loan Bank                 5.43                   -                 -
     Other short-term borrowings                              5.80                 5.84              5.59



Capital Resources

     The Company effected its planned redemption of the Series A Preferred Stock on September 1, 1998, at the cash redemption price of $17.25 million. Funds for this redemption came from the sale of securities purchased with proceeds from the Trust Preferred issued in 1997. The Trust Preferred is less expensive to the Company, on an after tax basis, than the Series A Preferred Stock. The redeemed Preferred Stock exceeded the amount of Trust Preferred that may be included in Tier 1 capital for regulatory purposes, so the redemption did not cause a decrease in the Company's Tier 1 or Leverage Capital ratios. At December 31, 1998, total and common shareholders' equity was $57.8 million compared to $68.0 million in total shareholders' equity and $50.7 million in common shareholders' equity at December 31, 1997.

     During 1998, earnings, net of common and preferred stock dividends, contributed $6.8 million to common shareholders' equity. Sale of common stock through the dividend reinvestment plan, the employee stock purchase plan and the employee stock option plan contributed an additional $248,000 to common shareholders' equity in 1998. Net unrealized gains on investment securities available for sale (net of tax) declined to $513,000 at December 31, 1998 as compared to $580,000 at December 31, 1997. As a result, common shareholders' equity increased $7.1 million, or 14%, in 1998.

     Shareholders' equity increased to $68.0 million at December 31, 1997 from $65.0 million a year earlier. The increase was primarily attributable to earnings retained after common and preferred stock dividends. Net unrealized gains on investment securities available for sale (net of tax) increased to $580,000 at December 31, 1997 compared to $205,000 at December 31, 1996. The Company also increased common stock and related surplus by $456,000 through the issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan, and the employee stock option plan.

     During the second quarter of 1997, SBI Capital Trust ("SBI Capital"), a statutory business trust and consolidated subsidiary of the Company, sold 1,000,500 Trust Preferred, having a liquidation amount of $25 per security, for a total price of $25,012,500. The distributions payable on the Trust Preferred are based on a 9.30% fixed annual rate. The Trust Preferred meets the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Trust Preferred and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital for the calculation of Tier 1 capital. Proceeds from the Trust Preferred were invested in 9.30% Subordinated Debentures of the Company. For accounting purposes, the Trust Preferred are presented on the Consolidated Statements of Financial Condition as a separate category of long-term debt entitled "Guaranteed Preferred Beneficial Interests in the Company's Subordinated Debentures." The net proceeds to the Company from the sale of the Subordinated Debentures were used for general corporate purposes, including use in investment activities and the Bank's lending activities, and, on September 1, 1998, redemption of the Company's Series A Preferred Stock.

     Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board. The guidelines are commonly known as Risk-Based Capital Guidelines. On December 31, 1998, the Company exceeded all applicable capital requirements, having a total risk-based capital ratio of 10.81%, a Tier 1 risk-based capital ratio of 8.88%, and a leverage ratio of 7.69%. As of December 31, 1998, the Bank also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of the Company or the Bank by Federal bank regulators.

Liquidity

     Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans. The Company's portfolio of government-guaranteed student loans and SBA loans are also readily salable. Additional sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit less than $100,000, were 79%, 84% and 84% of total deposits at December 31, 1998, 1997 and 1996, respectively.

     The Company uses various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank, the Student Loan Marketing Association ("SLMA") and the Federal Home Loan Bank of Topeka ("FHLB"). The Bank also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program. The Bank has approved federal funds purchase lines totaling $20.0 million with three other banks. In addition, the Bank has available a $35.0 million line of credit from the SLMA and a $109.1 million line of credit from the FHLB. Borrowings under the SLMA line would be secured by student loans. Borrowings under the FHLB line would be secured by all unpledged securities and qualifying real estate loans. The Bank also has available unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Morgan Stanley Dean Witter and Salomon Smith Barney that total $260.0 million.

     During 1997, the Company began selling securities under agreements to repurchase with the Company retaining custody of the collateral. Collateral consists of direct obligations of the U.S. Government or U.S. Government Agency issues and the Company retains custody of the security which is designated as pledged with the Company's safekeeping agent. The type of collateral required, and the retention of the collateral and the security sold minimize the Company's risk of exposure to loss. These transactions are for one-to-four day periods and do not materially affect the Company's liquidity or operations.

     During 1998, cash and cash equivalents decreased by $3.9 million as compared to the year ended December 31, 1997. The increase was the result of cash generated from financing activities (primarily increased deposits) of $56.1 million and operating activities of $12.1 million offset by $72.1 million in cash used in investing activities.

     Cash and cash equivalents increased by $13.3 million during 1997. This increase was the result of cash generated from financing activities (primarily increased deposits and the issuance of Subordinated Debentures) of $127.7 million and operating activities of $13.5 million offset by $127.9 million in cash used in investing activities.

     The Company redeemed all of the outstanding shares of its 9.20% Redeemable, Cumulative Preferred Stock, Series A (the "Preferred Stock"), on September 1, 1998, at the cash redemption price of $17.25 million. Substantially all of the funds for this redemption were obtained from maturities or sales of investment securities acquired by the Company with proceeds from the 1997 issuance of Trust Preferred.

     See "Item 1.  Recent Development."

Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

     The Company's net income is largely dependent on its net interest income. The Company seeks to maximize its net interest margin within an acceptable level of interest rate risk. Interest rate risk can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing characteristics of assets differ significantly from the maturity or repricing characteristics of liabilities. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and shareholders' equity.

     The Bank attempts to manage interest rate risk while enhancing net interest margin by adjusting its asset/liability position. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Company may determine to increase its interest rate risk position somewhat in order to increase its net interest margin. The Company monitors interest rate risk and adjusts the composition of its interest-related assets and liabilities in order to limit its exposure to changes in interest rates on net interest income over time. The Company's asset/liability committee reviews its interest rate risk position and profitability, and recommends adjustments. The Company also reviews the securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income. The Company's results of operations and portfolio market values remain vulnerable to changes in interest rates and to fluctuations in the difference between long- and short-term interest rates.

     "Gap analysis" is a measure of interest rate sensitivity traditionally used in the banking industry. Gap analysis measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods.

     The following table shows the Company"s interest rate sensitivity gaps for selected maturity periods at December 31, 1998:


                                                0 to 3        4 to 12        Over 1 to         Over
                                                Months         Months         5 Years        5 Years        Total
                                          ---------------------------------------------------------------------------
                                                               (dollars in thousands)
  Interest-earning assets:
      Loans receivable                          $384,109      $ 207,267       $113,631        $ 88,312     $793,319
      Investment securities                       10,501         24,864        124,452          14,854      174,671
      Federal funds sold                               -              -              -               -            -
      Due from banks                               1,012              -              -               -        1,012
                                          ---------------------------------------------------------------------------
           Total                                 395,622        232,131        238,083         103,166      969,002

  Interest-bearing liabilities:
      Money market deposit accounts              133,105              -              -               -      133,105
      Time deposits                              172,575        324,551         82,230               9      579,365
      Savings accounts                             3,416              -              -               -        3,416
      NOW accounts                                 7,076              -              -               -        7,076
      Short-term borrowings                       94,572              -              -               -       94,572
      Long-term debt                                   -              -              -          25,013       25,013
                                          ---------------------------------------------------------------------------
           Total                                 410,744        324,551         82,230          25,022      842,547
                                          ---------------------------------------------------------------------------

  Interest sensitivity gap                      $(15,122)      $(92,420)      $155,853        $ 78,144     $126,455
                                          ===========================================================================

  Cumulative interest sensitivity gap           $(15,122)     $(107,542)      $ 48,311        $126,455     $126,455
                                          ===========================================================================
  Percentage of interest-earning assets
      To interest-bearing liabilities             96.32 %        71.52 %       289.53%         412.30%      115.01%
                                          ===========================================================================

  Percentage of cumulative gap to total
   assets                                         (1.47)%       (10.46)%         4.70%          12.30%       12.30%
                                          ===========================================================================


     It is the Company's goal to maintain a percentage of rate-sensitive assets to rate-sensitive liabilities of between 75% and 125%. This percentage of rate-sensitive assets to rate-sensitive liabilities presents a static position as of a single day and is not necessarily indicative of the Company's position at any other point in time and does not take into account the sensitivity of yields and costs of specific assets and liabilities to changes in market rates. The foregoing analysis assumes that the Company's mortgage-backed securities mature during the period in which they are estimated to prepay. No other prepayment or repricing assumptions have been applied to the Company's interest-earning assets.

     A principal objective of the Company's asset/liability management effort is to balance the various factors that generate interest rate risk, thereby maintaining the interest rate sensitivity of the Company within acceptable risk levels. To measure its interest rate sensitivity position, the Company utilizes a simulation model that facilitates the forecasting of net interest income under a variety of interest rate and growth scenarios. At December 31, 1998, the model projected net income for the year 1999 would increase by 0.87% if interest rates would immediately fall by 200 basis points. It projects a decrease in net income for the year 1999 of 3.78% if interest rates would immediately rise by 200 basis points. The model projected net income for the year 1999 would decrease by 0.69% if interest rates would gradually rise by 200 basis points over a one-year time horizon. The earnings simulation model includes assumptions about how the various components of the balance sheet and rate structure are likely to react through time in different interest rate environments. These assumptions are derived from historical analysis and Management's outlook.

Year 2000

     Many computer programs now in use have not been designed to properly recognize years after 1999. If not corrected, these programs could fail or create erroneous results. This Year 2000 ("Y2K") issue affects the entire banking industry because of its reliance on computers and other equipment that use computer chips. This problem is not limited to computer systems. Y2K issues may affect every system that has an embedded microchip, such as automated teller machines, elevators, vaults, heating, air conditioning, and security systems. Y2K issues may also affect the operation of third parties with whom the Company does business such as vendors, suppliers, utility companies, and customers.

     The Y2K issue poses certain risks to the Company and its operations. Some of these risks are present because the Company purchases technology and information system applications from other parties who also face Y2K challenges. Other risks are specific to the banking industry.

     Commercial banks may experience a deposit base reduction if customers withdraw significant amounts of cash in anticipation of Y2K. Such a deposit contraction could cause an increase in interest rates, require the Company to locate alternative sources of funding or sell investment securities or other liquid assets to meet liquidity needs, and may reduce future earnings. To reduce customer concerns regarding Y2K noncompliance, a customer awareness plan has been implemented which is directed towards making deposit customers knowledgeable about the Company's Y2K compliance efforts.

     The Company lends significant amounts to businesses and individuals in its marketing areas. If these borrowers are adversely affected by Y2K problems, they may not be able to repay their loans in a timely manner. This increased credit risk could adversely affect the Company's financial performance. In an effort to identify any potential loan loss risk because of borrower Y2K noncompliance, all loan customers with loans or commitments exceeding $500,000 were asked to complete a Y2K questionnaire. Where the customer does not reply, the loan officer will personally contact the customer. The Company has purchased software to assist it in interpreting the responses, and is in the process of analyzing the results and any risks identified. The Company has also modified its loan underwriting controls to ensure that potential borrowers are carefully evaluated for Y2K compliance before any new loan is approved.

     The Company's operations, like those of many other companies, can be adversely affected by Y2K triggered failures which may be experienced by third parties upon whom the Company relies for processing transactions. The Company has identified all critical third-party service providers and vendors and is monitoring their Y2K compliance programs. The Company's primary supplier of data processing services has adopted a Y2K compliance plan which includes a timetable for making changes necessary to be able to provide services in the Y2K. That supplier has provided written assurances to the Company regarding its progress toward Y2K compliance and has been examined for Y2K readiness by federal bank examiners.

     The Company's operations may also be adversely affected by Y2K related failures of third party providers of electricity, telecommunications services and other utility services. Although the Company's contingency plan includes backup power generation, failures in these areas could impact the Company's ability to conduct business. The Y2K compliance of these providers is largely beyond the control of the Company.

     The Company has created a task force to establish a Y2K plan to prevent or mitigate the adverse effects of the Y2K issue on the Company and its customers. Goals of the Y2K plan include identifying Y2K risks, information systems and equipment used by the Company, informing customers of Y2K issues and risks, establishing a contingency plan for operating if Y2K issues cause important systems or equipment to fail, implementing changes necessary to achieve Y2K compliance, and verifying that these changes are effective. The Comptroller of the Currency has examined the Company's Y2K compliance plan and the Company's progress in implementation. In addition, the Board of Directors is carefully monitoring progress under the plan on a monthly basis.

     The Company's plan to address the Y2K issue involves several phases, described below:

     . Awareness - In this phase, the Company's Y2K plan and project team were established, the overall Y2K approach was identified, compliance standards were defined, and responsibility for corrective action was assigned. This phase has been completed.

     . Assessment - During this phase, the Company gathered and analyzed information to determine the size and the impact of the Y2K problem and then made decisions to modify, re-engineer, or replace existing systems and programs. This phase has been completed.

     . Renovation - This phase involves obtaining and implementing upgraded software applications provided by the Company's vendors, modifying system codes, reengineering Y2K vulnerable systems and programs, developing bridges for systems which cannot be reengineered, and changing files and databases as necessary. All system renovations will be completed by March 31, 1999.

     . Validation - During the validation phase, the Company is testing systems and software for Y2K compliance in an effort to identify and correct any errors that may be identified in the renovation phase. Thirty percent of system validation has been performed and the remainder is expected to be completed by June 30, 1999.

     . Implementation - In this phase all new and revised systems will be implemented, data exchange issues will be resolved, and backup and recovery plans will be developed. This phase will begin once the validation phase is complete and will be fully executed by December 31, 1999.

     Based on information developed to date, Company management believes that the cost of remediation will not be material to the Company's business, operations, liquidity, capital resources, or financial condition. The Company estimates that total cash outlays in connection with Y2K compliance will be less than $500,000, excluding costs of Company employees involved in Y2K compliance activities. Less than one half of this amount had been expended as of December 31, 1998. The Company is funding Y2K expenditures through continuing operations.

     Designated personnel will report to work on January 1 and 2, 2000, (Saturday and Sunday) to assess the proper functioning of critical and non-critical systems. In the event that some or all systems experience failure, the Company has developed a detailed contingency plan. This plan calls for manual processing of bank transactions at designated locations supported by backup power systems. Delays in processing transactions would result in the event that the Company is forced to process transactions manually. These delays could disrupt normal business activities of the Company and its customers.

     The discussion above regarding issues associated with Y2K includes certain forward looking statements. The Company's ability to predict results or effects of issues related to the Y2K issue is inherently uncertain and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the following:

     . The possibility that protection procedures, contingency plans, and remediation efforts will not operate as intended;

     . The Company's failure to timely or completely identify all software or hardware applications requiring remediation;

     .    Unexpected costs;

     . The uncertainty associated with the impact of Y2K issues on the banking industry and the Company's customers, vendors, and others with whom it conducts business; and

     .    The general economy.

Effects of Inflation

     The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles and practices within the banking industry that require the measurement of financial position and operating results in terms of historical dollars without considering fluctuations in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation.

Recently Adopted Accounting Standards

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes reporting standards for public companies concerning annual and interim financial statements of their operating segments and related information. Operating segments are components of a company about which separate financial information is available that is regularly evaluated by the chief operating decision maker(s) in deciding how to allocate resources and assess performance. SFAS No. 131 sets criteria for reporting disclosures about a company's products and services, geographic areas and major customers. The Company adopted SFAS No. 131 on January 1, 1998 as required; the Company has only one segment, as that term is defined in SFAS No. 131.

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

     In February 1997, the FASB issued SFAS No. 129, Disclosure of Information About Capital Structure. SFAS No. 129 establishes standards for disclosure of information regarding an entity's capital structure. The adoption of SFAS No. 129 did not affect the Company's capital structure disclosures.

     In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. The Company adopted SFAS No. 128 as of December 31, 1997, and restated all per share data as reflected in the consolidated financial statements in accordance with SFAS No. 128.

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

Accounting Standard Issued But Not Yet Adopted

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company will adopt SFAS No. 133 on January 1, 2000, as required. Management of the Company believes that adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial condition or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information contained in the section captioned "Asset/Liability Management and Quantitative and Qualitative Disclosures About Market Risk" in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The consolidated financial statements contained in Item 14 of the Form 10-K are incorporated herein by reference.

Selected Quarterly Financial Data (Unaudited)


                                                                                 For the Quarter Ended
                                                           ---------------------------------------------------------------
                                                               12-31-98         09-30-98         06-30-98       03-31-98
                                                           ---------------------------------------------------------------
                                                                     (dollars in thousands, except share data)
         Operations Data
            Interest income                                      $19,722          $20,301         $20,282         $19,947
            Interest expense                                      10,418           10,584          10,634          10,638
                                                           ---------------------------------------------------------------
            Net interest income                                    9,304            9,717           9,648           9,309
            Provision for loan losses                                675              930             950             825
                                                           ---------------------------------------------------------------
            Net interest income after provision for
              loan losses                                          8,629            8,787           8,698           8,484
            Gain on sales of securities and loans                    774            1,078             480             586
            Other income                                           1,029              956           1,014           1,026
            Other expenses                                         7,040            7,050           6,440           6,452
                                                           ---------------------------------------------------------------
            Income before taxes                                    3,392            3,771           3,752           3,644
            Taxes on income                                        1,177            1,351           1,342           1,311
                                                           ---------------------------------------------------------------
            Net income                                           $ 2,215          $ 2,420         $ 2,410         $ 2,333
                                                           ===============================================================
         Per Share Data (1)
            Basic earnings per common share (2)                   $ 0.59           $ 0.32          $ 0.53          $ 0.51
            Diluted earnings per common share (2)                 $ 0.57           $ 0.31          $ 0.51          $ 0.50
            Weighted average common shares outstanding:
               Basic                                           3,798,379        3,796,886       3,794,839       3,790,332
               Diluted                                         3,902,731        3,913,883       3,926,988       3,908,292



                                                                                 For the Quarter Ended
                                                           ---------------------------------------------------------------
                                                               12-31-97         09-30-97         06-30-97       03-31-97
                                                           ---------------------------------------------------------------
                                                                     (dollars in thousands, except share data)
         Operations Data
            Interest income                                      $20,033          $19,962         $19,003         $17,851
            Interest expense                                      10,908           10,860          10,220           9,259
                                                           ---------------------------------------------------------------
            Net interest income                                    9,125            9,102           8,783           8,592
            Provision for loan losses (3)                          3,201            5,101             801           3,001
                                                           ---------------------------------------------------------------
            Net interest income after provision for
              loan losses                                          5,924            4,001           7,982           5,591
            Gain on sales of securities and loans (4)              3,811              488             489             411
            Other income (4)                                       1,509            1,111           1,073           1,003
            Other expenses                                         6,406            6,397           6,584           6,359
                                                           ---------------------------------------------------------------
            Income before taxes                                    4,838             (797)          2,960             646
            Taxes on income                                        1,781             (357)          1,057             186
                                                           ---------------------------------------------------------------
            Net income                                           $ 3,057          $  (440)        $ 1,903         $   460
                                                           ===============================================================
         Per Share Data (1)
            Basic earnings per common share                       $ 0.70          $ (0.22)        $  0.40         $  0.02
            Diluted earnings per common share                     $ 0.69          $ (0.22)        $  0.39         $  0.02
            Weighted average common shares outstanding:
               Basic                                           3,786,019        3,771,101       3,768,662       3,766,172
               Diluted                                         3,894,919        3,872,638       3,868,656       3,851,280



(1) All share and per share information has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, Earnings Per Share.
(2) The amount for the three months ended September 30, 1998 is shown after adjustment for $928,000, or $0.24 per common share, of original issue costs relating to the redemption of the Company's Series A Preferred Stock on September 1, 1998.
(3) The first, third and fourth quarters of 1997 reflect provisions for loan losses that significantly exceed historical levels. See "Provision for Loan Losses" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.
(4) The fourth quarter of 1997 includes the gain on the sale of credit card relationships. See "Other Income" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

        Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Directors.

The Company's Board of Directors is currently composed of thirteen members. Under the Company's Certificate of Incorporation, directors of the Company are divided into three classes and elected for terms of three years and until their successors are elected and qualified. The following table shows the name and age of each director of the Company, the year he or she first became a director, and the year each director's term expires. Each director of the Company is also a member of the Board of Directors of the Company's wholly owned subsidiary, Stillwater National Bank and Trust Company (the "Bank").

                                                             Year First
                                          Elected as         Term
                                          Director of      Currently
Name                          Age         the Company       Expires
----                          ---         -----------       -------


J. Berry Harrison              60            1991            1999
Erd M. Johnson                 69            1988            1999
Robert L. McCormick, Jr.       64            1981            1999
Lee A. Wise                    40            1996              *
James B. Wise, MD              62            1981              *
James E. Berry II              53            1998            2000
Joyce P. Berry                 76            1981            2000
Joe Berry Cannon               62            1981            2000
Alfred L. Litchenburg          49            1998            2000
Robert B. Rodgers              45            1996            2000
Thomas D. Berry                55            1981            2001
Rick J. Green                  51            1998            2001
David P. Lambert               59            1981            2001
Linford R. Pitts               61            1981            2001
Stanley R. White               52            1998            2001


* Directors Lee A. Wise and James B. Wise, M.D., resigned from the Board of Directors in March 1999, following completion of the offering of all of the shares of the Company's common stock owned by Dr. Wise. See Item 1. Recent Developments. Their terms as directors would have expired in 1999. James B. Wise, M.D. is the father of Lee A. Wise.

     Additional information concerning the directors of the Company follows. Unless otherwise stated, (a) all directors have held the positions indicated for at least the past five years, and (b) there are no family relationships closer than first cousin among directors and executive officers.


     James E. Berry II has served as a director of the Company and the Bank since being appointed to the Board of Directors in June 1998, following the retirement of his father, George M. Berry, from the Board. Mr. Berry is the owner of Shading Concepts, which manufactures and sells solarium draperies. Joyce P. Berry is his aunt and Robert B. Rodgers and J. Berry Harrison are his cousins.

     Joyce P. Berry has served as a director of the Company since its inception in 1981. She has been a director of the Bank since 1978. Her principal occupation is personal investments. Robert B. Rodgers, J. Berry Harrison, and James E. Berry II are her nephews.

     Thomas D. Berry has been a director of the Company since its inception in 1981. He has been a director of the Bank since 1978. He is involved in oil and gas exploration in North Central Oklahoma, and is an Auctioneer and Real Estate Broker in Stillwater, Oklahoma.

     Joe Berry Cannon has been a director of the Company since its inception in 1981 and a director of the Bank since 1961. He is a Professor of Management at Oral Roberts University School of Business in Tulsa, Oklahoma. Mr. Cannon served as Chairman, President, Chief Executive Officer and Senior Trust Officer of First National Bank and Trust Co. in Blackwell, Oklahoma from 1968-1991. He has been a member of the Kiwanis Club, a member of the Methodist Church Board of Directors, and a member of the American and Oklahoma Bar Associations.

     Rick J. Green was appointed the Chief Executive Officer of the Company and the Bank effective in January 1999. Previously, Mr. Green has served as Chief Operating Officer, President of the Central Oklahoma division of the Bank, and Executive Vice President of the Bank. Mr. Green was appointed to the Boards of Directors of the Company and the Bank in November 1998. Mr. Green joined the Bank in 1972. He is a member of the Oklahoma City and Edmond Chambers of Commerce and has served as Chair/Ambassador of the Stillwater Chamber of Commerce, on the Oklahoma State University Alumni Association Homecoming and Honor Students Committees, as Chairman of the Payne County Youth Services, as Co-Chairman of the United Way of Stillwater Fund Drive and as a member of the Advisory Board of the Oklahoma State University Technical Institute. He is a member of the Commercial Real Estate Association of Oklahoma City, the Oklahoma and Oklahoma City Homebuilders Associations, and past member of the Stillwater Medical Center Committee on Physician Recruitment. Mr. Green is also a member of Leadership Stillwater and Leadership Oklahoma City.

     J. Berry Harrison has been a director of the Company since 1991. He is currently an Oklahoma State Senator, and has been a rancher and farmer in Fairfax, Oklahoma since 1962. Mr. Harrison serves as Conservation District Director of Osage County, President of the Oklahoma Association of Conservation Districts, and is a member of many other civic groups in his Senate District. Joyce P. Berry is his aunt, and Robert B. Rodgers and James E. Berry II are his cousins.

     Erd M. Johnson has been a director of the Company since 1988. He is presently Operating Partner of Johnson Oil Partnership, Midland, Texas. Mr. Johnson is a retired Petroleum Engineer and was Operating Partner of Johnson Ranch, Fairfax, Oklahoma prior to its liquidation in 1997. Mr. Johnson served from 1984-87 as a director of Beefmaster Breeders Universal, and from 1987-89 as its Treasurer. Mr. Johnson is a former Trustee and Treasurer of Trinity School of Midland, Texas and a former director and president of The Racquet Club, Midland, Texas.

     David P. Lambert has been a director of the Company since its inception in 1981. He has been a director of the Bank since 1979. He has also served as President and Chief Executive Officer of Lambert Construction Company, Stillwater, Oklahoma since 1974, and is a Trustee of Stillwater Industrial Foundation, a Trustee of the Oklahoma Construction Advancement Foundation, and a Director of the Stillwater Chamber of Commerce.

     Alfred L. Litchenburg was elected a director by the Board of Directors of the Company and the Bank in February 1998. He is Senior Vice President and Director of Strategic Development for American Fidelity Assurance Company, Oklahoma City, Oklahoma, and has served in various capacities with that company since 1975. He also serves as Vice President of the Board for the Variety Health Center and Group Chair for the Oklahoma City United Way, and is a member of the Finance Committee of New Covenant United Methodist Church and Leadership Oklahoma City. He is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries.

     Robert L. McCormick is Chairman of the Board of Directors of the Company and the Bank, and has been a director of the Company since its inception in 1981. He served as Chief Executive Officer of the Company from its inception until December 31, 1998, and as President, Chief Executive Officer and a director of the Bank from 1970 until December 31, 1998. He is a Regent, Oklahoma State Regents for Higher Education. He has served as President of the Independent Bankers Association of America; President of the Independent Bankers Association of Oklahoma; President of the Board of Directors Stillwater Chamber of Commerce; Chairman of the State Chamber, Oklahoma's Association of Business and Industry; Chairman and President of the Board of Directors for the Oklahoma Academy for State Goals; Chairman of the Board of Trustees of the Oklahoma State University Foundation; 1991 Drive Chairman for the Stillwater United Way; and was named 1990 Citizen of the Year by the Stillwater Chamber of Commerce.

     Linford R. Pitts has been a director of the Company since its inception in 1981. He has been a director of the Bank since 1977. He is currently President of Stillwater Transfer & Storage Company in Stillwater, Oklahoma, and invests in real estate and in oil and gas properties. Mr. Pitts is a member of the Past President's Council of the Stillwater Chamber of Commerce.

     Robert B. Rodgers has been a director of the Company and the Bank since February 1996, and Vice Chairman of the Board since May 1998. Robert B. Rodgers is president of Perry and Rodgers Motor Company in Pauls Valley, Oklahoma, and is owner of Rapid Roberts Enterprises. He is director and former President and Chairman of the Board of Directors of CDI II insurance, a credit life insurance company headquartered in Oklahoma City, Oklahoma. Mr. Rodgers also serves on the Board of Directors and is Regional Vice President of the Oklahoma Auto Dealers Association. Joyce P. Berry is his aunt, and J. Berry Harrison and James E. Berry II are his cousins.

     Stanley R. White was appointed Chief Lending Officer in December 1995 and elected to the Boards of Directors of the Company and the Bank in November 1998. Prior to this appointment as Chief Lending Officer, he had been President of the Stillwater division of the Bank since 1991. Mr. White joined the Bank in 1974. He is a past member and past Chairman of the Board of Trustees of the Stillwater Medical Center, past Director of the Stillwater Public Education Foundation, the Judith Karman Hospice, United Way, March of Dimes, and the Stillwater Rotary, and past President of the Stillwater Chamber of Commerce and the Stillwater Industrial Foundation. Mr. White has also served as past Director of the Oklahoma State University Alumni Association and the Oklahoma State Chamber of Commerce, past Board Member of the Oklahoma Law Enforcement Retirement Board, and currently serves as Director of the Oklahoma Medical Research Foundation, Director of Leadership Oklahoma, Vice President of Leadership Oklahoma Alumni, past Chairman and Trustee of the Board of Governors of the Oklahoma State University Foundation, and is a Director of Oklahoma Academy for State Goals. Mr. White is also past Chairman of the Oklahoma Bankers Association, past Chairman of the Oklahoma Bankers Association Government Relations Council and past Chairman of the Education Committee of this organization, and a member of the American Bankers Association Government Relations Council. Mr. White is also Director of the Texas Chapter and Senior Member of the Robert Morris Association.

     James B. Wise, M.D. became a director of the Company and the Bank in 1981. Dr. Wise is an Ophthalmologist and Eye Surgeon in Oklahoma City, Oklahoma. Lee
A. Wise is his daughter.

     Lee A. Wise became a director of the Company in March 1996. Ms. Wise is a doctoral candidate in computer science at the University of Oklahoma. She is a graduate of Wesleyan University of Middletown, Connecticut and University of Oklahoma College of Law, and is a member of the Oklahoma bar. Ms. Wise was engaged in the private practice of law in Oklahoma City, Oklahoma for ten years prior to engaging in her current graduate studies. James B. Wise, M.D. is her father.

Executive Officers.

     The Company's executive officers who are not directors of the Company are listed below.

Name                                  Age           Position
----                                  ---           --------

Kerby E. Crowell.................      49           Executive Vice President,
                                                    Treasurer and Chief
                                                    Financial Officer of the
                                                    Company and the Bank


Kimberly G. Sinclair.............      43           Executive Vice President
                                                    and Chief Administrative
                                                    Officer of the Bank


Mark A. Poole....................      39           President, Tulsa division
                                                    of the Bank

Joseph P. Root...................      34           President, Central Oklahoma
                                                    division of the Bank

Patrick E. Zimmerman.............      37           President, Stillwater
                                                    division of the Bank

Terry M. Almon...................      43           Senior Vice President and
                                                    Director of Corporate
                                                    Marketing, Retail Sales,
                                                    Electronic Banking and
                                                    Training


Jerry L. Lanier..................      50           Senior Vice President,
                                                    Credit Administration of the
                                                    Bank

Charles H. Westerheide...........      50           Senior Vice President and
                                                    Treasury Manager of the Bank


     The principal occupations and business experience of each executive officer of the Company are shown below.

     Kerby E. Crowell has served as Executive Vice President, Treasurer and Chief Financial Officer of the Company and the Bank since 1986. Mr. Crowell joined the Bank in 1969. He is a Past President and Board member of the Oklahoma City Chapter of the Financial Executives Institute, and a member of the Bank Operations Committee of the Independent Bankers Association of America and the Federal Reserve's Industry Advisory Group on Electronic Check Presentment. He is past President and Director of the Oklahoma 4-H Foundation, Inc., Director and past President of the Payne County Affiliate of the American Diabetes Association, past President of the Stillwater Breakfast Kiwanis Club, the Bank Administration Institute's Northern Oklahoma Chapter, and the North Central Chapter of Certified Public Accountants, and past Vice Chairman of the Independent Bankers Association of America's Bank Services Committee. Mr. Crowell is also a graduate of the Leadership Stillwater Class XI.

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

     Mark A. Poole was appointed President of the Tulsa division of the Bank in December 1998. Prior to joining the Bank in 1998, Mr. Poole was Senior Vice President/Sales Manager of Bank One, Oklahoma in Tulsa from 1996 to 1998; and served as commercial lending officer for BankIV in Oklahoma City from 1994 to 1996; Bank of Oklahoma in Oklahoma City from 1991 to 1994; and Security Pacific Bank of Arizona from 1987 to 1991. In 1981, Mr. Poole was drafted by the Toronto Blue Jays and played professional baseball in the A, AA and AAA leagues until 1986. Mr. Poole is a board member of the Tulsa Area United Way Allocations Committee and Downtown Tulsa Unlimited. He is a former board member of Citizens Caring for Children, was chairman of the 1996 OBA Basic Banking School, and a member of the Advisory Board for the 1994 OBA Commercial Lending School.

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

     Terry M. Almon is a Senior Vice President and was appointed Director of Corporate Marketing, Retail Sales, Electronic Banking and Training in September 1998. Prior to September 1998, she was Senior Vice President and manager of Electronic Banking from 1996, and was responsible for the management of the Tulsa division's Marketing, Operations and Retail Sales from 1990 to 1996. Ms. Almon joined the Bank in 1990. She is a member of the Oklahoma Commission for Teacher Preparation, a member of the American Bank Marketing Association and a director of the Southwest Education Development Laboratory. She is past Chairman of the Oklahoma Commission for Teacher Preparation, former board member of the Magic Empire Council of the Girl Scouts of America, a charter founding member of the Juliette Lowe Leadership Society and a former Chairman of the Tulsa Women's Foundation. Ms. Almon was awarded the Oklahoma Education Association's "Friend of Education" award in 1992. She was elected to the Board of Education of the Jenks Public Schools in 1992, and has served actively on numerous education committees for public schools.

     Jerry L. Lanier was appointed Senior Vice President in Credit Administration in 1998, supervising this area Company-wide. From 1992 until joining the Bank in 1998, Mr. Lanier was a consultant specializing in loan review. During this same period he also served as court-appointed receiver for a number of Oklahoma-based insurance companies. From 1982-1992, Mr. Lanier served as President of American National Bank and Trust Co. of Shawnee, Oklahoma including service as Chief Executive Officer from 1987-92. From 1970-1981, he was a National Bank Examiner for the Comptroller of the Currency in Oklahoma City and Dallas, Texas, and, while an examiner, served as Regional Director of Special Surveillance from 1979 to 1981, and conducted bank examinations in Europe. Mr. Lanier has served as United Way Drive Chairman and President; Chairman of the Shawnee Advisory Board of Oklahoma Baptist University; Director of the Shawnee Chamber of Commerce; Director and Chairman of the Youth and Family Resource Center; and President and Trustee of the Shawnee Educational Foundation.

     Charles H. Westerheide is Senior Vice President and Treasury Manager of the Bank. He joined the Bank in 1997 coming from NationsBank, Wichita, Kansas (previously BankIV) where he served as Treasury/Funding Manager. Prior to joining BankIV, Mr. Westerheide served as Executive Vice President and Chief Financial Officer of Security Bank and Trust Co., Ponca City, OK. Mr. Westerheide has held a number of community leadership positions including Chairman of the Ponca City Chamber of Commerce, President of the Ponca City Foundation for Progress, Inc., and a director and officer of numerous community foundations and clubs. Mr. Westerheide is a graduate of Leadership Oklahoma, Class II.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on the Company's review of the copies of initial statements of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Form 4 that it has received in the past year, annual statements of changes in beneficial ownership on Form 5 with respect to the last fiscal year, and written representations that no such annual statement of change in beneficial ownership was required, the Company believes that all directors, executive officers, and beneficial owners of more than 10% of its commons stock have timely filed those reports with respect to

1998. The Company makes no representation regarding persons who have not identified themselves as being subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, and has not made an independent assessment of whether any such person is subject to those reporting requirements, or of the appropriateness of disclaimers of beneficial ownership.

Item 11.  Management Remuneration
---------------------------------

Compensation Committee Report on Executive Compensation

     As members of the Compensation Committees of the Company and the Bank, it is our duty to review compensation policies applicable to senior officers; to consider the relationship of corporate performance to that compensation; to recommend salary and bonus levels for senior officers for consideration by the Boards of Directors of the Company and the Bank; and to administer various incentive plans of the Company and the Bank.

     Overview. Under the compensation policies of the Company, which are endorsed by the Compensation Committee, compensation is paid based both on the senior officer's performance and the performance of the entire Company. In assessing the performance of the Company and the Bank for purposes of compensation decisions, the Compensation Committee considers a number of factors, including profits of the Company and the Bank during the past year relative to their profit plans, changes in the value of the Company's stock, reports of federal regulatory examinations of the Company and the Bank, growth, business plans for future periods, and regulatory capital levels. The Compensation Committee assesses individual executive performance based upon its determination of the officer's contributions to the performance of the Company and the accomplishment of the Company's strategic goals, such as the completion of the Company's public offerings of Common Stock in 1993, Preferred Stock in 1995, and Trust Preferred Securities in 1997. In assessing performance for 1998 and previous years, the members of the Committee did not make use of a mechanical weighing formula or use specific performance targets, but instead weighed the described factors as they deemed appropriate in the total circumstances.

     Base Salary. The 1998 salary levels of the Company's senior officers were established consistent with this compensation policy. Mr. McCormick served as the President and Chief Executive Officer of the Company throughout 1998. His base compensation effective January 1, 1998, was based upon a review performed by the Committee in 1997. In this review, the Committee considered the performance of Mr. McCormick in managing the Company and the Bank, based upon the 1997 financial performance of the Company; the financial performance trends for 1997 and the preceding four years; the results of confidential regulatory examinations; his continued involvement in community affairs in the communities served by the Company; the Company's planned levels of financial performance for 1998; his management of the problem asset and lending issues that arose in 1997, and the general management of the Company and the Bank for 1997. Based upon the results of this review, the salary of Mr. McCormick was established at $262,392 per year for 1998, which represented an increase of 3% over his 1997 base salary.

     Bonuses. Bonuses of $25,000, $10,000, and $10,000 were granted to Mr. McCormick, Mr. Green, and Mr. Crowell in 1998 based upon each officer's performance consistent with the compensation policy described above. No other bonuses were awarded to Named Executive Officers in 1998.

     Stock Options. The purposes of the Company's Stock Option Plans (the "Option Plans") are to attract, retain and motivate key officers of the Company and the Bank by providing key officers with a stake in the success of the Company, as measured by the value of its shares, and to increase the commonality of interests among key employees and other shareholders. Members of the Compensation Committee serve as the Stock Option Committee, which has general responsibility for granting stock options to key employees and administering the Option Plans. During 1998, incentive stock options for 150,000 shares were granted at exercise prices of $ 26.00 to $ 27.72 per share (the fair market value of the shares on the dates of grant).Certain of these options are subject to shareholder approval. No stock options were granted in 1998 to the Chief Executive Officer or any other executive who was paid over $100,000 in compensation in that year.

     No member of the Compensation Committee is a former or current officer or employee of the Company or the Bank.

March 25, 1999                            Robert B. Rodgers, Chairman
                                          Erd M. Johnson
                                          David P. Lambert

                         Stock Performance Comparisons

     The following table compares the cumulative total return on a hypothetical investment of $100 in the Common Stock at the closing price on December 31, 1993 through December 31, 1998, with the hypothetical cumulative total return on the Nasdaq Stock Market Index (U.S. Companies) and the Nasdaq Bank Index for the comparable period.


                      Cumulative Total Shareholder Return
                 Compared with Performance of Selected Indexes

                  December 31, 1993 through December 31, 1998

--------------------------------------------------------------------------------

                             [CHART APPEARS HERE]





--------------------------------------------------------------------------------

                    ------------------------------------------------------------
                     12/31/93  12/31/94  12/31/95  12/31/96  12/31/97  12/31/98
                    ------------------------------------------------------------
The Company           $100      $106      $153      $172      $242      $229
                    ------------------------------------------------------------
NASDAQ Stock Market
Index (U.S.)           100        98       138       170       209       293
                    ------------------------------------------------------------
NASDAQ Bank Index      100       100       148       196       328       325
                    ------------------------------------------------------------

                   Executive Compensation and Other Benefits


     The following table summarizes compensation earned by or awarded to the Company's Chief Executive Officer and the Company's four most highly compensated executive officers whose aggregate annual salary and bonuses exceeded $100,000 during 1998 (the "Named Executive Officers").


                          SUMMARY COMPENSATION TABLE

                                                                                Long-Term Compensation
                                                                                ----------------------
                                             Annual Compensation                 Awards           Payouts
                                       -------------------------------          --------          -------
                                                                Other           Securities                         All Other
Name and                                                        Annual          Underlying          LTIP            Compen-
Principal Position             Year    Salary     Bonus     Compensation(1)   Options/SARs(2)     Payouts(3)        sation
------------------             ----    ------     -----     ---------------   ---------------     ----------        ------
Robert L. McCormick, Jr.       1998   $262,400   $25,000            --                 --          $               $35,678  (5)
  President of the Company;    1997    254,750        --            --                 --            43,970         24,872
  Vice Chairman and Chief      1996    214,750        --            --                 --            15,738         27,559
  Executive Officer of
  the Bank

Rick J. Green                  1998   $142,000    10,000            --                 --                --         21,923  (6)
  Executive Vice President     1997    130,460     5,654            --             10,000            17,588         12,681
  Chief Operating Officer of   1996    119,411     4,084            --                 --            15,738         15,762
  the Bank

Stanley R. White               1998   $121,250        --            --                 --                --         18,627  (7)
  Chief Lending Officer        1997    117,750     5,000            --                 --            17,588         11,823
  of the Bank                  1996    113,250        --            --                 --            15,738         14,284

  Kerby E. Crowell             1998   $111,400    10,000            --                 --                --         18,096  (8)
  Executive Vice President     1997    105,400        --            --             10,000            17,588         10,056
  and Chief Financial Officer  1996    102,400        --            --                 --            15,738         12,712


----------

(1) Consists of certain perquisites and other personal benefits, the value of which in the aggregate did not exceed the lesser of $50,000 or 10% of salary and bonus for any Named Executive Officer.
(2) In each case, represents stock options granted under the Company's Stock Option Plan.
(3)  In each case, consists of payouts under the Company's Performance Unit
     Plan.
(4)  Bonus was deferred at election of Mr. McCormick.
(5) Consisted of $10,400 in directors' fees, $2,878 in dollar value of term life insurance premiums paid by the Company for the benefit of Mr. McCormick and $22,400 contributed to Mr. McCormick's account in the Profit Sharing Plan.
(6) Consisted of $1,181 in dollar value of term life insurance premiums paid by the Company for the benefit of Mr. Green and $20,742 contributed to Mr. Green's account in the Profit Sharing Plan.
(7) Consisted of $1,181 in dollar value of term life insurance premiums paid by the Company for the benefit of Mr. White and $17,446 contributed to Mr. White's account in the Profit Sharing Plan.
(8) Consisted of $654 in dollar value of term life insurance premiums paid by the Company for the benefit of Mr. Crowell and $17,442 contributed to Mr. Crowell's account in the Profit Sharing Plan.


                             Option Grants in 1998


     No stock options were granted to Named Executive Officers in 1998.


                            Year-End Option Values

     The following table sets forth information concerning the number and potential realizable value at the end of the year of options held by each the Named Executive Officers.


                                                               Number of Securities               Value of Unexercised
                                                              Underlying Unexercised              In-the-Money Options
                                                                Options at Year-End                  at Year-End (1)
                        Shares Acquired      Value       ------------------------------     ---------------------------------
Name                      on Exercise      Realized      Exercisable      Unexercisable     Exercisable         Unexercisable
----                      -----------      --------      -----------      -------------     -----------         -------------

Robert L. McCormick, Jr.      $  --         $  --           $35,000           $ 7,000         $485,625            $ 97,128
Rick J. Green                    --            --            21,000            19,000          267,375             167,625
Stanley R. White                 --            --            19,000            11,000          263,625             152,625
Kerby E. Crowell                 --            --            16,000            14,000          194,000              82,250


----------
(1) Calculated based on the product of: (a) the number of shares subject to options and (b) the difference between the fair market value of the underlying Common Stock at December 31, 1998, based on the closing sale price of the Common Stock on December 31, 1998 as reported on the Nasdaq National Market of $26.625 per share, and the exercise price of the options $12.75 to $26.75 per share.

     No options or stock appreciation rights ("SARs") were exercised by the Named Executive Officers during 1998. No SARs were held by any Named Executive Officer at year-end. No options or SARs held by any Named Executive Officer repriced during the Company's last ten full years.

Severance Arrangements

     The Bank has adopted a Severance Compensation Plan pursuant to which Messrs. McCormick, Green, White and Crowell are entitled to lump-sum severance compensation upon a qualifying termination of service equal to a percentage of their respective total annual base compensation in effect at the date of termination. For purposes of the Severance Compensation Plan, a qualifying termination of service is defined as either an involuntary termination of service or a voluntary termination of service for good reason, in either case within two years following a change-in-control occurring after the effective date of the Severance Compensation Plan. Good reason would include: (i) a reduction in their base salary; (ii) their assignment without their consent to a location other than in Oklahoma; (iii) the failure to maintain them in a position of comparable authority or responsibility; or (iv) a material reduction in their level of incentive compensation or benefits. A change-in-control is deemed to occur whenever: (i) any entity or person becomes the beneficial owner of or obtains voting control over 50% or more of the outstanding shares of common stock of either the Company or the Bank; (ii) the shareholders of either the Company or the Bank approve (a) a merger or consolidation in which the Company or the Bank is not the survivor or pursuant to which the outstanding shares of either would be converted into cash, securities or other property of another corporation other than a transaction in which shareholders maintain the same proportionate ownership interests, or (b) a sale or other disposition of all or substantially all of the assets of either the Company or the Bank; or
(iii) there shall have been a change in a majority of the Boards of Directors of either the Company or the Bank within a twelve-month period unless each new director was approved by the vote of two-thirds of the directors still in office who were in office at the beginning of the twelve-month period. Messrs. McCormick, Green, White, and Crowell would have received lump-sum severance payments of $262,400, $142,000, $121,250, and $111,400 respectively, upon a qualifying termination of service if such termination had occurred on December 31, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

          (a)   Security Ownership of Certain Beneficial Owners
                -----------------------------------------------
          Persons and groups beneficially owning in excess of 5% of the Common Stock are required to file certain reports with respect to such ownership pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The following table sets forth, as of the most recent practicable date, certain information as to the Common Stock beneficially owned by all persons who have filed the reports required of persons beneficially owning more than 5% of the Common Stock.

                                    Amount and Nature           Percent of
                                      of Beneficial               Shares
Name                                  Ownership (1)             Outstanding
----                                  -------------             -----------

George M. Berry                        220,870  (2)                   5.41%
Joyce P. Berry                         220,901  (3)                   5.41

American Fidelity Corporation          404,575  (4)                   9.92

Stillwater National Bank
  and Trust Company                    238,855  (5)                   5.85



----------

(1) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock or Preferred Stock if he or she has or shares voting or investment power with respect to such Common Stock or has a right to acquire beneficial ownership at any time within 60 days from March 23, 1999. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct, and the named persons exercise sole voting and investment power over the shares of the Common Stock.
(2)       Includes 147,600 shares held by George M. Berry Revocable Inter
          Vivos Trust and 72,600 shares held by Monica B. Berry Trust. The address of Mr. Berry is 402 South Willis, Stillwater, Oklahoma 74074. Does not include shares held by his children as to which he disclaims beneficial ownership.
(3) The address of Joyce P. Berry is 312 South Willis, Stillwater, Oklahoma 74074. Does not include shares held by her children as to which she disclaims beneficial ownership.
(4) American Fidelity Corporation ("AFC") is controlled by Cameron Enterprises, A Limited Partnership ("CELP").The general partners of CELP are Lynda L. Cameron, William M. Cameron, Theodore M. Elam, and, as trustees, certain officers of the Bank of Oklahoma, N.A. Includes shares owned by Security General Life Insurance Company ("SGLI"), a subsidiary of AFC. The address of AFC, SGLI, and CELP is 2000 Classen Center, Oklahoma City, Oklahoma 73106. Includes 100 shares owned by Alfred A. Lichtenburg, a director of the Company, who is an officer of American Fidelity Assurance Company, the principal subsidiary of AFC.
(5) Includes shares held in various trusts for which Stillwater National Bank and Trust Company acts as trustee and over which it has sole or shared dispositive power. Includes 147,600 shares held by the George
          M. Berry Revocable Inter Vivos Trust and 72,600 shares held by Monica
          B. Berry Trust. The address of Stillwater National Bank and Trust Company is 608 South Main Street, Stillwater, Oklahoma 74074.

          (b)   Security Ownership of Management
                --------------------------------

          The following table sets forth, as of March 23, 1999, the beneficial ownership of the Company's Common Stock by each of the Company's directors in office, each of the Named Executive Officers and by all directors and executive officers as a group.

                                   Amount and
                                    Nature of           Percent of
                                   Beneficial             Shares
Name                              Ownership (1)      Outstanding (2)
----                              -------------      ---------------

James E. Berry, II                    5,300                  *
Joyce P. Berry                      220,901 (3)              5.41%
Thomas D. Berry                      15,005                  *
Joe Berry Cannon                     44,625 (4)              1.09
Rick J. Green                        23,407 (5)              *
J. Berry Harrison                    35,392                  *
Erd M. Johnson                       61,588 (6)              1.51
David P. Lambert                     14,320 (7)              *
Alfred L. Litchenburg                   100 (8)              *
Robert L. McCormick, Jr.             88,000 (9)              2.14
Linford R. Pitts                      7,320                  *
Robert B. Rodgers                    15,593 (10)             *
Stanley R. White                     24,147 (11)             *
Lee A. Wise                             527 (12)             *
James B. Wise, MD                         0 (13)             *
Kerby E. Crowell                     20,625 (14)             *
All Directors and Executive
  Officers as a Group
  (23 persons)                      608,850 (15)            14.49%
----------

*         Less than one percent of shares outstanding.
(1) For the definition of beneficial ownership, see footnote 1 to the table in "Voting Securities and Principal Holders Thereof." Unless otherwise indicated, ownership is direct and the named individual exercises sole voting and investment power over the shares listed as beneficially owned by such person.
(2) In calculating the percentage ownership of each named individual and the group, the number of shares outstanding includes any shares of the Common Stock which the individual or the group has the right to acquire within 60 days of March 23, 1999.
(3) Does not include shares held by her children as to which she disclaims beneficial ownership.
(4)       Excludes 18,270 shares beneficially owned by his wife, Beverly
          Cannon, as trustee and 800 shares held by his wife.
(5) Includes 280 shares held jointly with his spouse and 2,127 shares held by his spouse. Includes 21,000 shares which Mr. Green has the right to acquire within 60 days of March 23, 1999 pursuant to the exercise of options issued under the 1994 Stock Option Plan.
(6) Excludes 10 shares held by his wife, Ann W. Johnson. Includes 2,729 shares held by Johnson Oil Partnership of which Mr. Johnson is a general partner.
(7)       Includes 7,000 shares held by his wife.
(8) Excludes 404,475 shares (9.92%) owned by AFC and its subsidiary, SGLI Mr. Litchenburg is an officer of American Fidelity Assurance Company, the principal subsidiary of AFC.
(9) Includes 44,000 shares held by Robert L. McCormick, Jr. Trust and 9,000 shares held by Peggy Anne McCormick Trust. Includes 35,000 shares which Mr. McCormick has the right to acquire within 60 days of March 23, 1999 upon the exercise of options issued under the 1994 Stock Option Plan.
(10) Excludes any shares owned by his father, James W. Rodgers, Jr. and his mother, Sarah Jane Berry Rodgers.
(11) Includes 19,000 shares which Mr. White has the right to acquire within 60 days of March 23, 1999 pursuant to the exercise of options issued under the 1994 Stock Option Plan. Includes 170 shares held by his spouse.
(12)      Ms. Wise resigned from the Board of Directors on March 25, 1999. See
          Item 10.
(13)      Dr. Wise resigned from the Board of Directors on March 25, 1999. See
          Item 10.
(14) Includes 16,000 shares which Mr. Crowell has the right to acquire within 60 days of March 23, 1999 pursuant to the exercise of options issued under the 1994 Stock Option Plan.
(15) Includes shares held by certain directors and executive officers as custodians under Uniform Transfers to Minors Acts, by their spouses and children, and for the benefit of certain directors and executive officers under individual retirement accounts ("IRAs") and living trusts. Includes 123,000 shares which executive officers have the right to acquire within 60 days of March 23, 1999 pursuant to the exercise of options issued under the 1994 Stock Option Plan.

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

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

          The Bank has and expects to have in the future, banking transactions with certain officers and directors of the Company and the Bank and greater than 5% shareholders of the Company and the immediate families and associates of such persons. Such transactions are in the ordinary course of business, and loans have been and will be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of the Company's management, such loans did not involve more than normal risk of collectibility or present other unfavorable features.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

          (a)  Documents Filed as Part of this Report
               --------------------------------------

          (1)  Financial Statements. The following index to financial
               --------------------
statements and financial statements included in Exhibit 99 to this Form 10-K are incorporated by reference in Item 8 of this Form 10-K.

          Index to Financial Statements

          Independent Auditors' Report

          Consolidated Statements of Financial Condition at December 31, 1998 and 1997

          Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements.

          (2)  Financial Statement Schedules. All schedules for which
               -----------------------------
provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

          (3)  Exhibits. The following is a list of exhibits filed as part of
               --------
this Annual Report on Form 10-K.

     No.          Exhibits
--------          --------

     3.1          Amended and Restated Certificate of Incorporation of
                   Southwest Bancorp, Inc. (incorporated by reference to Exhibit
                   3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
     3.2          Bylaws of Southwest Bancorp, Inc. (incorporated by reference as Exhibit 3.2 to Registration Statement on Form S-1 (File No. 33-71168))
     4            Certificate of Designations for 9.20% Redeemable, Cumulative,
                   Preferred Stock, Series A (incorporated by reference to
                   Exhibit 4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1995)
*    10.1         1992 Performance Unit Plan (incorporated by reference as
                   Exhibit 10.1 to Registration Statement on Form S-1 (File No. 33-71168))
*    10.2         Severance Compensation Plan (incorporated by reference as
                   Exhibit 10.2 to Registration Statement on Form S-1 (File No. 33-71168))

*    10.3         Southwest Bancorp, Inc. 1994 Stock Option Plan (incorporated by reference from Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993)
*    10.4         Southwest Bancorp, Inc. Employee Stock Purchase Plan
                   (incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (File No. 33-97850))
     10.5         Agreement dated as of November 17, 1997 between Stillwater
                   National Building Corporation and Flintco, Inc. with respect to 1500 South Utica, Tulsa, Oklahoma (incorporated by reference from Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997)
     21           Subsidiaries of the Registrant
     23           Independent Auditors' Consent
     24           Power of Attorney
     27           Financial Data Schedule
     99           Financial Statements

          (b)  Reports on Form 8-K. No reports on Form 8-K were filed during
               -------------------
the last quarter of the period covered by this Annual Report on Form 10-K.

          (c)  Exhibits. See (a)(3) above for all exhibits filed herewith and
               --------
the Exhibit Index.

-------------
* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SOUTHWEST BANCORP, INC.

March 29, 1999                              By: /s/ Rick J. Green
                                                -----------------------
                                                Rick J. Green
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Rick J. Green                                March 29, 1999
------------------------------------
Rick J. Green
Director and Chief Executive Officer
(Principal Executive Officer)


/s/ Kerby E. Crowell                             March 29, 1999
------------------------------------
Kerby E. Crowell
Executive Vice President, Treasurer
  and Chief Financial Officer
  (Principal Financial and
  Accounting Officer)


     A majority of the directors of the Company executed a power of attorney appointing Robert L. McCormick as their attorney-in-fact, empowering him to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Form 10-K for the year ended December 31, 1998. This report has been signed below by such attorney-in-fact as of March 29, 1999.

By: /s/ Robert L. McCormick
    --------------------------------------
    Robert L. McCormick
    Attorney-in-Fact for Majority of the
    Directors of the Company