Form 10-Q
period 1999-03-31
SOUTHWEST BANCORP INC
filed 1999-05-04
CIK 914374

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                        ______________________________


                                   FORM 10-Q


     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1999.

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

                                   4,080,612
                                   ---------


                                    1 of 21

                            SOUTHWEST BANCORP, INC.

                              INDEX TO FORM 10-Q

                                                                                          Page No.
PART I.   FINANCIAL INFORMATION

         ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                Unaudited Consolidated Statements of Financial Condition at
                 March 31, 1999 and December 31, 1998                                          3

                Unaudited Consolidated Statements of Operations for the
                 three months ended March 31, 1999 and 1998                                    4

                Unaudited Consolidated Statements of Cash Flows for the
                 three months ended March 31, 1999 and 1998                                    5

                Unaudited Consolidated Statements of Shareholders' Equity for the
                 three months ended March 31, 1999 and 1998                                    6

                Unaudited Consolidated Statements of Comprehensive Income for the
                 three months ended March 31, 1999 and 1998                                    7

                Notes to Unaudited Consolidated Financial Statements                           8

                Average Balances, Yields and Rates                                            12

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                                          13


         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK                                                                  19


PART II.  OTHER INFORMATION                                                                   20

SIGNATURES                                                                                    21

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share data)

                                                       MARCH 31,   DECEMBER 31
                                                          1999        1998
                                                       ----------  ----------
ASSETS
Cash and due from banks                                $   22,748  $   32,339
Federal funds sold                                              -           -
  Cash and cash equivalents                            ----------  ----------
Investment securities:                                     22,748      32,339
  Held to maturity, fair value $73,823 (1999)
  and $78,772 (1998)                                   $   72,990  $   77,575
  Available for sale, amortized cost $98,817
  (1999) and $96,240 (1998)                                99,287      97,096
Loans receivable, net of allowance for loan losses
  of $10,982 (1999) and $10,401 (1998)                    802,624     782,918
Accrued interest receivable                                 9,293       8,658
Premises and equipment, net                                20,216      19,204
Other assets                                               10,127      10,075
                                                       ----------  ----------
               Total assets                            $1,037,285  $1,027,865
                                                       ==========  ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand                           $  111,100  $  120,099
  Interest-bearing demand                                  42,563      43,079
  Money market accounts                                    97,691      97,102
  Savings accounts                                          3,647       3,416
  Time deposits                                           589,419     579,365
                                                       ----------  ----------
     Total deposits                                       844,420     843,061
                                                       ----------  ----------
Income taxes payable                                        1,185         151
Accrued interest payable                                    5,570       5,584
Other liabilities                                           1,560       1,683
Short-term borrowings                                      94,368      94,572
Long-term debt:
  Guaranteed preferred beneficial interests
     in the Company's subordinated debentures
     subordinated debentures                               25,013      25,013
                                                       ----------  ----------
     Total liabilities                                    972,116     970,064
                                                       ----------  ----------
Commitments and contingencies                                   -           -
Shareholders' equity:
  Serial preferred stock -
    Series A, $1 par value; 1,000,000 shares
    authorized; none issued                                     -           -
    Class B, $1 par value; 1,000,000 shares
    authorized; non issued                                      -           -
Common stock - $1 par value; 10,000,000 shares
     authorized; issued
      and outstanding 4,079,996 (1999) and
      3,799,065 (1998)                                      4,080       3,799
    Capital surplus                                        14,984       9,369
    Retained earnings                                      45,822      44,120
    Accumulated other comprehensive income:
      Unrealized gain on investment securities
      available for sale,
          net of tax                                          283         513
                                                       ----------  ----------
           Total shareholders' equity                      65,169      57,801
                                                       ----------  ----------
           Total liabilities & shareholders' equity    $1,037,285  $1,027,865
                                                       ==========  ==========


See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except share data)

                                                                                                   FOR THE THREE MONTHS
                                                                                                       ENDED MARCH,
                                                                                                 1999               1998
                                                                                            -------------      -------------
Interest income:
     Interest and fees on loans                                                              $     17,258       $     16,996
     Investment securities:

        U.S. Government and agency obligations                                                      1,832              2,425
        State and political subdivisions                                                              156                128
        Mortgage-backed securities                                                                    448                254
        Other securities                                                                              118                111
     Federal funds sold                                                                                 4                 33
                                                                                            -------------      -------------
        Total interest income                                                                      19,816             19,947

Interest expense:
     Interest-bearing demand                                                                          214                236
     Money market accounts                                                                            860                867
     Savings accounts                                                                                  17                 19
     Time deposits                                                                                  7,509              8,529
     Short-term borrowings                                                                          1,194                405
     Long-term debt                                                                                   582                582
                                                                                            -------------      -------------
            Total interest expense                                                                 10,376             10,638
                                                                                            -------------      -------------
Net interest income                                                                                 9,440              9,309
     Provision for loan losses                                                                        675                825
                                                                                            -------------      -------------
Net interest income after provision for loan losses                                                 8,765              8,484

Other income:
     Service charges and fees                                                                         998                824
     Other noninterest income                                                                          83                202
     Gain (loss) on sales of loans receivable                                                         606                569
     Gain (loss) on sales of investment securities                                                     81                 17
                                                                                            -------------      -------------
            Total other income                                                                      1,768              1,612

Other expenses:
     Salaries and employee benefits                                                                 3,359              3,342
     Occupancy                                                                                      1,472              1,186
     FDIC and other insurance                                                                          60                 64
     General and administrative                                                                     2,355              1,860
                                                                                            -------------      -------------
            Total other expenses                                                                    7,246              6,452
                                                                                            -------------      -------------
Income before taxes                                                                                 3,287              3,644
     Taxes on income                                                                                1,177              1,311
                                                                                            -------------      -------------

Net income                                                                                   $      2,110       $      2,333
                                                                                            =============      =============
Net income available to common shareholders                                                  $      2,110       $      1,936
                                                                                            =============      =============
Basic earnings per common share                                                              $       0.55       $       0.51
                                                                                            =============      =============
Diluted earnings per common share                                                            $       0.54       $       0.50
                                                                                            =============      =============

See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                             FOR THE THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                          1999                 1998
                                                                      ------------         ------------
Operating activities:
  Net income                                                              $  2,110             $  2,333
  Adjustments to reconcile net income to net
    cash (used in) provided from operating activities:
      Provision for loan losses                                                675                  825
      Depreciation and amortization expense                                    653                  412
      Amortization of premiums and accretion of
         discount on securities, net                                            75                   30
      Amortization of intangibles                                               67                   55
      (Gain) Loss on sales of securities                                       (81)                 (17)
      (Gain) Loss on sales of loans receivable                                (606)                (569)
      (Gain) Loss on other real estate owned, net                              150                    -
      Proceeds from sales of residential mortgage loans                     26,298               24,563
      Residential mortgage loans originated for resale                     (27,202)             (26,548)
  Changes in assets and liabilities:
     Accrued interest receivable                                              (635)              (1,434)
     Other assets                                                             (113)                  11
     Income taxes payable                                                    1,034                  675
     Accrued interest payable                                                  (14)                (396)
     Other liabilities                                                        (189)                 478
                                                                      ------------         ------------
       Net cash (used in) provided from operating activities                 2,222                  418
                                                                      ------------         ------------
Investing activities:
  Proceeds from sales of available for sale securities                       7,419                    -
  Proceeds from principal repayments and maturities:
    Held to maturity securities                                              4,001                7,008
    Available for sale securities                                            3,217                5,610
    Purchases of held to maturity securities                                (1,960)              (6,432)
    Purchases of available for sale securities                             (10,663)              (6,551)
    Loans originated and principal repayments, net                         (31,627)             (39,204)
    Proceeds from sales of guaranteed student loans                         12,756                6,611
    Purchases of premises and equipment                                     (1,665)              (1,568)
    Proceeds from sales of premises and equipment                                -                   52
    Proceeds from sales of other real estate                                     -                  174
                                                                      ------------         ------------
       Net cash (used in) provided from investing activities               (18,522)             (34,300)
                                                                      ------------         ------------
Financing activities:
    Net increase (decrease) in deposits                                      1,359               (2,198)
    Net increase (decrease) in short-term borrowings                          (204)              22,277
    Net proceeds from issuance of common stock                               5,896                   71
    Common stock dividends paid                                               (342)                (303)
    Preferred stock dividends paid                                               -                 (397)
                                                                      ------------         ------------
       Net cash (used in) provided from financing activities                 6,709               19,450
                                                                      ------------         ------------
Net increase (decrease) in cash and cash equivalents                        (9,591)             (14,432)
Cash and cash equivalents,
    Beginning of period                                                     32,339               36,259
                                                                      ------------         ------------
    End of period                                                         $ 22,748             $ 21,827
                                                                      ============         ============

See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands except share data)

                                                                                                 ACCUMULATED     TOTAL
                                                                                                    OTHER        SHARE-
                                   PREDERRED STOCK       COMMON STOCK    CAPITAL   RETAINED     COMPREHENSIVE   HOLDERS'
                                    SHARES  AMOUNT     SHARES   AMOUNT   SURPLUS   EARNINGS         INCOME       EQUITY
                                  -------------------------------------------------------------------------------------------
Balance, January 1, 1998          690,000    $690     3,787,839  $3,788  $24,764   $38,226           $ 580    $68,048

Cash dividends paid:
     Preferred, $0.575 per share        -       -             -       -        -      (397)              -       (397)
Cash dividends declared:
     Common, $0.09 per share            -       -             -       -        -      (341)              -       (341)
Common stock issued:
     Employee Stock Option Plan         -       -         1,500       1       19         -               -         20
     Employee Stock Purchase Plan       -       -           685       1       18         -               -         19
     Dividend Reinvestment Plan         -       -         1,123       1       31         -               -         32
Change in unrealized gain
     (loss) on available for sale
     securities, net of tax             -       -             -       -        -         -              74         74
Net income                              -       -             -       -        -     2,333               -      2,333
                                 -------------------------------------------------------------------------------------------
Balance, March 31, 1998           690,000    $690     3,791,147  $3,791  $24,832   $39,821           $ 654    $69,788
                                 ===========================================================================================

Balance, January 1, 1999                -       -     3,799,065  $3,799  $ 9,369   $44,120           $ 513    $57,801

Cash dividends declared:
     Common, $0.10 per share            -       -             -       -        -      (408)              -       (408)
Common stock issued:
     Employee Stock Option Plan         -       -        30,000      30      353         -               -        383
     Employee Stock Purchase Plan       -       -           608       1       14         -               -         15
     Dividend Reinvestment Plan         -       -           323       -        8         -               -          8
     Public Offering                    -       -       250,000     250    5,240         -               -      5,490
Change in unrealized gain
     (loss) on available for sale
     securities, net of tax             -       -             -       -        -         -            (230)      (230)
Net income                              -       -             -       -        -     2,110               -      2,110
                                -------------------------------------------------------------------------------------------
Balance, March 31, 1999                 -       -     4,079,996  $4,080  $14,984   $45,822           $ 283    $65,169
                                ===========================================================================================

See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

                                                                       FOR THE THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                       1999           1998
                                                                   -----------     -----------
Net income                                                             $ 2,110          $2,333

Other comprehensive income (loss), before tax:
     Unrealized holding gain (loss) on investment
        securities available for sale arising during
        the period                                                        (305)            140
     Reclassification adjustment for (gains) losses
        arising during the period                                          (81)            (17)
                                                                    -----------     -----------
     Other comprehensive income (loss), before tax                       1,724           2,456

     Tax (expense) benefit related to items
        of other comprehensive income (loss)                               156             (49)
                                                                    -----------     -----------
      Other comprehensive income (loss), net of tax                    $ 1,880          $2,407
                                                                    ===========     ===========

See notes to unaudited consolidated financial statements.

                            SOUTHWEST BANCORP, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, and cash flows in conformity with generally accepted accounting principles. However, the consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation. The results of operations and cash flows for the three months ended March 31, 1999 and 1998 should not be considered indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE 2:  PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Southwest Bancorp, Inc. ("Southwest") and its wholly owned subsidiaries, the Stillwater National Bank and Trust Company ("Stillwater National") and SBI Capital Trust ("SBI Capital"). All significant intercompany transactions and balances have been eliminated in consolidation.


NOTE 3:  ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that Southwest recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Southwest will adopt SFAS No. 133 on January 1, 2000, as required. Management believes that adoption of SFAS No. 133 will not have a material impact on Southwest's consolidated financial condition or results of operations.

NOTE 4: ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is shown below for the indicated periods.

                                                                                 For the three                    For the
                                                                                 months ended                   year ended
                                                                                March 31, 1999               December 31, 1998
                                                                               ----------------             -------------------
                                                                                           (Dollars in thousands)
Balance at beginning of period                                                         $ 10,401                        $  8,282
Loans charged-off:
     Real estate mortgage                                                                    44                             460
     Real estate construction                                                                 9                               -
     Commercial                                                                             117                           1,320
     Installment and consumer                                                                88                             594
                                                                               ----------------             -------------------
          Total charge-offs                                                                 258                           2,374
Recoveries:
     Real estate mortgage                                                                    15                             105
     Commercial                                                                             105                             582
     Installment and consumer                                                                44                             426
                                                                               ----------------             -------------------
          Total recoveries                                                                  164                           1,113
                                                                               ----------------             -------------------
Net loans charged-off                                                                        94                           1,261
Provision for loan losses                                                                   675                           3,380
                                                                               ----------------             -------------------
Balance at end of period                                                               $ 10,982                        $ 10,401
                                                                               ================             ===================
Loans outstanding:
     Average                                                                           $813,913                        $756,611
     End of period                                                                      813,606                         793,319
Net charge-offs to total average loans (annualized)                                        0.05%                           0.17%
Allowance for loan losses to total loans                                                   1.35%                           1.31%

Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates:

                                                                                      At                             At
                                                                                March 31, 1999               December 31, 1998
                                                                               ----------------             -------------------
                                                                                            (Dollars in thousands)
Nonaccrual loans (1)                                                                    $ 3,616                         $   872
Past due 90 days or more                                                                    238                             451
Restructured terms                                                                            -                               -
                                                                               ----------------             -------------------
     Total nonperforming loans                                                           3 ,854                           1,323
Other real estate owned                                                                   3,500                           3,650
                                                                               ----------------             -------------------
     Total nonperforming assets                                                         $ 7,354                         $ 4,973
                                                                               ================             ===================

Nonperforming loans to loans receivable                                                    0.47%                           0.17%
Allowance for loan losses to nonperforming loans                                         284,95%                         786.17%
Nonperforming assets to loans receivable and
     other real estate owned                                                               0.90%                           0.62%

(1) The government-guaranteed portion of loans included in these total was $701
(1999) and $254 and (1998).

Southwest makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The adequacy of the allowance for loan losses is determined by management based upon a number of factors including, among others, analytical reviews of loan loss experience in relation to outstanding loans and commitments; unfunded loan commitments; problem and nonperforming loans and other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; use of appraisals to estimate the value of collateral; and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Changes in the allowance may also occur because of changing economic conditions and their impact on economic prospects and the financial position of borrowers. Based upon this review, management established an allowance of $11.0 million, or 1.35% of total loans, at March 31, 1999 compared to an allowance of $10.4 million, or 1.31% of total loans, at December 31, 1998.

In establishing the level of the allowance for March 31, 1999, management considered a number of factors, including the increased risk inherent in commercial and commercial real estate loans, which are viewed as entailing greater risk than certain other categories of loans, charge-off history, and the rapid expansion of the loan portfolio over the last several years. Management also considered other factors, including the levels of types of credits, such as residential mortgage loans, deemed to be of relatively low risk. Southwest determined the level of the allowance for loan losses at March 31, 1999 was appropriate, after assessing these and other factors it deemed relevant. Management conducted a similar analysis in order to determine the appropriate allowance as of December 31, 1998.

Management strives to carefully monitor credit quality and the adequacy of the allowance for loan losses, and to identify loans that may become nonperforming. At March 31, 1999, total nonperforming loans were $3.9 million, or 0.47% of total loans, compared to $1.3 million, or 0.17% of total loans, at December 31, 1998. At any time, however, there are loans included in the portfolio that will result in losses to Southwest, but that have not been identified as nonperforming or potential problem loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in nonperforming assets, and may lead to a material increase in charge-offs and the provision for loan losses.


NOTE 5:  LOANS RECEIVABLE

Southwest extends commercial and consumer credit primarily to customers in the State of Oklahoma, which subjects the loan portfolio to the general economic conditions within the state. At March 31, 1999 and December 31, 1998, substantially all of Southwest's loans are collateralized with real estate, inventory, accounts receivable and/or other assets, or are guaranteed by agencies of the United States Government.

At March 31, 1999, loans to individuals and businesses in the healthcare industry totaled approximately $83.9 million, or 10% of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% of total loans.

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $3.6 million at March 31, 1999. During the first three months of 1999, $5,000 in interest income was received on nonaccruing loans. If interest on those loans had been accrued, total interest income of $108,000 would have been recorded.

Those performing loans considered potential nonperforming loans, loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms over the next six months, amounted to approximately $32.7 million at March 31, 1999. Loans may be monitored by management and reported as potential nonperforming loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.


NOTE 6:  LONG-TERM DEBT

The guaranteed preferred beneficial interests in Southwest's subordinated debentures represent interests in 9.30% subordinated debentures ("Subordinated Debentures"), due July 31, 2027, issued by Southwest to its subsidiary, SBI Capital Trust, in connection with SBI Capital's Cumulative Trust Preferred Securities (the "Preferred Securities"). The Subordinated Debentures and related payments are SBI Capital's only assets.

The Preferred Securities meet the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Preferred Securities and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital.


NOTE 7:   EARNINGS PER SHARE

Basic earnings per common share is computed based upon net income, after deducting the dividend requirements of preferred stock, divided by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed based upon net income, after deducting the dividend requirements of preferred stock, divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. At March 31, 1999, there were 180,000 antidilutive options to purchase common shares. At March 31, 1998, there were no antidilutive options to purchase common shares.

The following is a reconciliation of net income available to common shareholders and the common shares used in the calculations of basic and diluted earnings per common share:

                                                                     For the three months
                                                                        ended March 31,
                                                                    1999              1998
                                                                ------------      -------------
                                                                    (Dollars in thousands)
Net income                                                        $    2,110         $    2,333
Less:  preferred stock dividend requirement                                -               (397)
                                                                ------------      -------------
Net income available to common shareholders                       $    2,110         $    1,936
                                                                ============      =============

Weighted average common shares outstanding:
    Basic earnings per share                                       3,843,223          3,790,332
Effect of dilutive securities:
    Stock options                                                     97,994            117,960
                                                                ------------      -------------
Weighted average common shares outstanding:
    Diluted earnings per share                                     3,941,217          3,908,292
                                                                ============      =============


NOTE 8:  ISSUANCE OF COMMON STOCK

On March 19, 1999, Southwest completed its public offering of 1,061,231 shares of its common stock. The offering included 811,231 shares sold by the Estate of Paul C. Wise and Dr. James B. Wise and 250,000 newly issued shares sold by Southwest. Southwest received proceeds of $5.5 million, after offering expenses and underwriting discount. The net proceeds were invested in Stillwater National, where the funds will be available for general corporate purposes and for use in lending and investment activities. Southwest recorded $303,000 in offering expenses paid on behalf of the selling shareholders. No shares were sold under the over-allotment option granted to the underwriters in the offering.

SOUTHWEST BANCORP, INC.
AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands except share data)

                                                                                For the three months ended March 31,
                                                                             1999                             1998
                                                                --------------------------------------------------------------
                                                                    Average         Average        Average        Average
                                                                    Balance        Yield/Rate      Balance       Yield/Rate
                                                                --------------------------------------------------------------
Assets:
    Loans receivable                                               $  813,913            8.60%     $744,108         9.26%
    Investment securities                                             173,019            5.97       188,442         6.27
    Other interest-earning assets                                       1,027            3.95         2,688         5.58
                                                                 -------------                  ------------
       Total interest-earning assets                                  987,959            8.13       935,238         8.65
    Noninterest-earning assets                                         48,780                        41,776
                                                                 -------------                  ------------
       Total assets                                                $1,036,739                      $977,014
                                                                 =============                  ============

Liabilities and shareholders' equity:
    Interest-bearing demand                                        $   45,403            1.93%     $ 42,423         2.26%
    Money market accounts                                              97,043            3.59        92,120         3.82
    Savings accounts                                                    3,528            1.95         3,503         2.20
    Time deposits                                                     588,091            5.18       614,036         5.63
                                                                 -------------                  ------------
       Total interest-bearing deposits                                734,065            4.75       752,082         5.20
    Short-term borrowings (1)                                         102,790            4.71        31,649         5.19
    Long-term debt                                                     25,013            9.30        25,013         9.30
                                                                 -------------                  ------------
       Total interest-bearing liabilities                             861,868            4.88       808,744         5.33
    Noninterest-bearing demand                                         99,667                        90,534
    Other noninterest-bearing liabilities                              15,926                         9,193
    Shareholders' equity                                               59,278                        68,543
                                                                 -------------                  ------------
       Total liabilities and shareholders' equity                  $1,036,739                      $977,014
                                                                 =============                  ============

    Interest rate spread                                                                 3.25%                      3.32%
                                                                                   ============               ============
    Net interest margin (2)                                                              3.88%                      4.04%
                                                                                   ============               ============
    Ratio of average interest-earning assets
       to average interest-bearing liabilities                         114.63%                       115.64%
                                                                 =============                  =============

(1) The increase in short-term borrowings resulted mainly from increases in Federal Home Loan Bank borrowings and in Sweep Repurchase Agreements, under which commercial demand deposits are moved into repurchase agreements.
(2)  Net interest margin = net interest income / total interest-earning assets

                            SOUTHWEST BANCORP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements. This Management's Discussion and Analysis includes forward looking statements, such as: statements of Southwest's goals, intentions, and expectations; estimates of risks and of future costs and benefits; and statements of Southwest's ability to achieve financial and other goals. These forward looking statements are subject to significant uncertainties because they are based upon: future interest rates and other economic conditions; statements by suppliers of data processing equipment and services, government agencies, and other third parties as to year 2000 compliance and costs; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward looking statements. In addition, Southwest's past results do not necessarily indicate its future results.

You should read this management's discussion and analysis of Southwest's consolidated financial condition and results of operations in conjunction with Southwest's consolidated financial statements and the accompanying notes.


GENERAL

Southwest Bancorp, Inc. ("Southwest") is a registered bank holding company headquartered in Stillwater, Oklahoma. Southwest and its subsidiary, the Stillwater National Bank and Trust Company ("Stillwater National"), are independent, Oklahoma institutions, and are not controlled by out of state organizations or individuals.

Southwest offers a broad range of commercial and consumer banking and other financial services through full service offices in Stillwater, Oklahoma City, Tulsa and Chickasha, Oklahoma. Southwest devotes substantial efforts to marketing and providing services to local businesses, their primary employees, and to other managers and professionals living and working in Southwest's Oklahoma market areas. Southwest has adapted to state branching limitations by developing a marketing and delivery system that does not rely on an extensive branch network.

Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders, and has capitalized on its position as an Oklahoma owned and operated banking organization to increase its banking business. Southwest has grown from $434 million in assets at year-end 1993, to $1.037 billion at March 31, 1999, without acquiring other financial institutions. Southwest considers acquisitions of other financial institutions, however, from time to time, although it does not have any specific agreements or understandings for any such acquisition at present.


FINANCIAL CONDITION

Southwest's total assets increased by $9.4 million, or 1%, from $1.028 billion at December 31, 1998 to $1.037 billion at March 31, 1999.

Loans were $813.6 million at March 31, 1999, an increase of $20.3 million, or 3%, compared to December 31, 1998. Southwest experienced increases in the categories of residential mortgages ($9.0 million, or 11%), commercial loans ($8.0 million, or 3%), real estate construction loans ($7.8 million, or 10%), and student loans ($1.5 million, or 2%). These increases were offset by reductions in commercial mortgages ($3.9 million, or 1%), and other consumer loans ($2.1 million, or 5%). The allowance for loan losses increased by
$581,000, or 6%, from December 31, 1998 to March 31, 1999.   At March 31, 1999,
the allowance for loan losses was $11.0 million, or 1.35% of total loans, compared to $10.4 million, or 1.31% of total loans, at December 31, 1998.

Investment securities were $172.3 at March 31, 1999, a reduction of $2.4 million, or 1%, compared to December 31, 1998.

Premises and equipment increased by $1.0 million primarily due to the construction costs for the new Tulsa Banking Center at 15th and Utica. The new Tulsa Banking Center opened in January 1999.

Southwest's deposits increased by $1.3 million, or less than 1%, from $843.1 million at December 31, 1998 to $844.4 million at March 31, 1999. Increases occurred in time deposits ($10.1 million, or 2%), money market accounts ($589,000, or less than 1%) and savings accounts ($231,000, or 7%). These increases were offset by decreases in demand deposits ($9.0 million, or 7%) and NOW accounts ($516,000, or 1%) as compared to December 31, 1998. For reserve calculation and regulatory reporting, Stillwater National uses a product that reclassifies excess funds in interest-bearing and noninterest-bearing transaction accounts into interest-bearing and noninterest-bearing money market accounts, respectively. This reclassification has no effect on the customer, but reduces the amount of reserve funds Stillwater National is required to keep on deposit at the Federal Reserve Bank. The freed funds can then be used to support Southwest's lending and investment operations. Deposit amounts shown in this report are shown without the effect of the reclassification.

Shareholders' equity increased by $7.4 million, or 13%, due primarily to earnings, net of common stock dividends, for the first three months of 1999 and the net proceeds of its recent public offering of 250,000 shares of common stock. Shareholders' equity also benefited from a $406,000 increase due to proceeds of common stock issued through the employee stock purchase plan, the employee stock option plan and the dividend reinvestment plan. These increases were offset by a $230,000 decrease attributable to a change in the net unrealized gains on investment securities available for sale (net of tax). On March 31, 1999, Southwest and Stillwater National continued to exceed all applicable regulatory capital requirements.


RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

NET INCOME

For the first three months of 1999, Southwest recorded net income and net income available to common shareholders of $2.1 million. This was $223,000 less than the $2.3 million in net income and $174,000 more than the $1.9 million in net income available to common shareholders (after deduction of dividends on preferred stock) recorded for the first three months of 1998. Southwest redeemed its Series A Preferred Stock on September 1, 1998. The reduction in net income was primarily the result of the after-tax effect of $303,000 in offering expenses paid by Southwest on behalf of the selling shareholders in its recent public offering. Average common shares outstanding were 3,843,223 for the first quarter of 1999 and 3,790,332 for the first quarter of 1998. Basic and diluted earnings per common share increased to $0.55 and $0.54 per share for the first three months of 1999 from $0.51 and $0.50 per share for the same period in 1998, respectively.

Net interest income increased $131,000, or 1%, for the first three months of 1999 compared to the same period in 1998. This increase in net interest income, as well as a $150,000, or 18%, reduction in the provision for loan losses, a $156,000, or 10%, increase in other income and a $134,000, or 10%, decrease in tax expense, was offset by a $794,000, or 12%, increase in other expenses. For the first three months of 1999, the return on average total equity and average common equity was 14.44% compared to a 13.80% return on average total equity and a 15.32% return on average common equity for the first three months of 1998. Without the expenses incurred on behalf of the selling shareholders, return on average common equity for the first three months of 1999 was 15.73%.

NET INTEREST INCOME

Net interest income increased to $9.4 million for the first three months of 1999 from $9.3 million for the same period in 1998 as declining rates paid on interest-bearing liabilities reduced interest expense by $262,000. This reduction was partially offset by a $131,000 reduction in interest income. Yields on Southwest's interest-earning assets declined by 52 basis points, and the rates paid on Southwest's interest-bearing liabilities declined by 45 basis points, resulting in a reduction in the interest rate spread to 3.25% for the first three months of 1999 from 3.32% for the first three months of 1998. Net interest margin also declined from 4.04% to 3.88%. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 114.63% for the first three months of 1999 from 115.64% for the first three months of 1998, primarily due to the increase in short-term borrowings.

Total interest income for the first three months of 1999 was $19.8 million, a less than 1% reduction from $19.9 million during the same period in 1998. The principal factor in the reduction of interest income was lower yields earned on interest-earning assets. Southwest's average yield on loans declined to 8.60% for the first three months of 1999 from 9.26% in 1998. During the same period, average investment securities decreased $15.4 million, or 8%, and the related yield declined to

5.97% from 6.27%. The reduction caused by lower yields was partially offset by the $69.8 million, or 9%, increase in the volume of average loans outstanding.

Total interest expense for the first three months of 1999 was $10.4 million, a decrease of 2% from $10.6 million for the same period in 1998. The decrease in total interest expense can be attributed to a decrease in the rates paid on average interest-bearing liabilities, which declined to 4.88% from 5.33%. During the same period, average interest-bearing liabilities increased $53.1 million, or 7%. Rates paid on deposits decreased for all categories; the largest reduction was a 45 basis point reduction in the average rate paid on time deposits.

OTHER INCOME

Other income increased by $156,000 for the first three months of 1999 compared to the first three months of 1998 primarily as a result of a $174,000 increase in service charges and fees. Other increases were $64,000 in gains on sales of securities and $37,000 in gains on sales of loans. These increases were offset by a $119,000 reduction in other noninterest income. The gains on sales of securities in 1999 occurred when "available for sale" securities were called prior to their stated maturity date.

OTHER EXPENSES

Southwest's other expenses increased $794,000 for the first three months of 1999 compared to the first three months of 1998. This increase was primarily the result of a $495,000 increase in general and administrative expense. In addition, occupancy expenses increased $286,000 and salaries and employee benefits increased $17,000. These increases were offset by a $4,000 reduction in FDIC and other insurance. The increase in general and administrative expense was due primarily to the $303,000 in offering expenses paid on behalf of the selling shareholders in Southwest's recent public offering and a $150,000 write-down of the carrying value of an other real estate property. The increase in occupancy expense was due primarily to increased data processing, depreciation and equipment costs, as systems, facilities and equipment continue to be upgraded, and the expenses related to the new Tulsa Utica building.

PROVISION FOR LOAN LOSSES

Southwest makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The adequacy of the allowance for loan losses is determined by management. See Note 4, Allowance for Loan Losses, in the Notes to Unaudited Financial Statements for additional information.

TAXES ON INCOME

Southwest's income tax expense for the first three months of 1999 and 1998 was $1.2 million and $1.3 million, respectively. Southwest's effective tax rates have been lower than the 34% Federal and 6% State statutory rates primarily because of tax-exempt income on municipal obligations and loans.

                           *   *   *   *   *   *   *


LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans and investment securities.
Southwest's portfolio of government-guaranteed student loans and SBA loans are also readily salable. Additional sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans, and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit less than $100,000 were 76% and 83% of total deposits at March 31, 1999 and 1998, respectively.

Southwest uses various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank, the Student Loan Marketing Association ("SLMA") and the Federal Home Loan Bank of Topeka ("FHLB"). Stillwater National carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program. Stillwater National has approved federal funds purchase lines with three other banks, a $35.0 million line of credit from the SLMA and a $116.6 million line of credit from the FHLB. Borrowings under the SLMA line would be secured by student loans. Borrowings under the FHLB line would be secured by all unpledged securities and other loans. During the first three months of 1999, the only categories of short-term borrowings whose averages exceeded 30% of ending shareholders' equity were repurchase agreements and funds borrowed from the FHLB.

                                                March 31, 1999                        March 31, 1998
                                      ----------------------------------  ----------------------------------
                                       Repurchase        Funds Borrowed    Repurchase        Funds Borrowed
                                       Agreements         from the FHLB    Agreements         from the FHLB
                                      ----------------------------------  ----------------------------------
                                            (Dollars in thousands)              (Dollars in thousands)
Amount outstanding at end of period      $37,301             $55,350        $19,475               $15,000
Weighted average rate paid at end of
 period                                     4.36%               4.90%          4.95%                 5.58%
Average Balance:
     For the three months ended          $38,906             $56,077        $20,816               $ 5,111
Average Rate Paid:
     For the three months ended             4.37%               4.91%          4.94%                 5.36%
Maximum amount outstanding at any
  month end                              $40,335             $73,000        $23,459               $15,000

Stillwater National also has available unsecured brokered certificate of deposit lines of credit from Merrill Lynch & Co., Morgan Stanley Dean Witter and Salomon Smith Barney that total $260.0 million.

During the first three months of 1999, cash and cash equivalents decreased by $9.6 million. This decline was the result of cash used in investing activities of $18.5 million which was not entirely offset by cash generated from financing activities (primarily from the issuance of common stock) of $6.7 million and $2.2 million in cash provided from operating activities.

Cash and cash equivalents, during the first three months of 1998, decreased by $14.4 million. The decrease was the result of cash used in investing activities of $34.3 million which was not entirely offset by cash generated from financing activities (primarily increased short-term borrowings) of 19.5 million and $418,000 in cash provided from operating activities.


CAPITAL RESOURCES

On March 19, 1999, Southwest completed its public offering of 1,061,231 shares of its common stock. The offering included 811,231 shares sold by the Estate of Paul C. Wise and Dr. James B. Wise and 250,000 newly issued shares sold by Southwest. Southwest received proceeds of $5.5 million, after offering expenses and underwriting discount. The net proceeds were invested in Stillwater National, where the funds will be available for general corporate purposes and for use in lending and investment activities. No shares were sold under the over-allotment option granted to the underwriters in the offering.

In the first three months of 1999, earnings, net of common stock dividends, contributed $1.7 million to shareholders' equity. The sale of common stock through the dividend reinvestment plan, the employee stock purchase plan and the employee stock option plan contributed an additional $406,000 to shareholders' equity in the first quarter of 1999. Net unrealized gains on investment securities available for sale (net of tax) decreased to $283,000 at March 31, 1999 compared to $513,000 at December 31, 1998.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On March 31, 1999, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 11.64%, a Tier I risk-based capital ratio of 9.98%, and a leverage ratio of 8.32%. As of March 31, 1999, Stillwater National also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest or Stillwater National by Federal bank regulators.

Southwest declared a dividend of $.10 per common share payable on April 1, 1999 to shareholders of record as of March 19, 1999.


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


YEAR 2000 ISSUES

Many computer programs now in use have not been designed to properly recognize years after 1999. If not corrected, these programs could fail or create erroneous results. This Year 2000 ("Y2K") issue affects the entire banking industry because of its reliance on computers and other equipment that use computer chips. This problem is not limited to computer systems. Y2K issues may affect every system that has an embedded microchip, such as automated teller machines, elevators, vaults, heating, air conditioning, and security systems. Y2K issues may also affect the operation of third parties with whom Southwest does business such as vendors, suppliers, utility companies, and customers.

The Y2K issue poses certain risks to Southwest and its operations. Some of these risks are present because Southwest purchases technology and information system applications from other parties who also face Y2K challenges. Other risks are specific to the banking industry.

Commercial banks may experience a deposit base reduction if customers withdraw significant amounts of cash in anticipation of Y2K. Such a deposit contraction could cause an increase in interest rates, require Southwest to locate alternative sources of funding or sell investment securities or other liquid assets to meet liquidity needs, and may reduce future earnings. To reduce customer concerns regarding Y2K noncompliance, a customer awareness plan has been implemented which is directed towards making deposit customers knowledgeable about Southwest's Y2K compliance efforts.

Southwest lends significant amounts to businesses and individuals in its marketing areas. If these borrowers are adversely affected by Y2K problems, they may not be able to repay their loans in a timely manner. This increased credit risk could adversely affect Southwest's financial performance. In an effort to identify any potential loan loss risk because of borrower Y2K noncompliance, all loan customers with loans or commitments exceeding $500,000 were asked to complete a Y2K questionnaire. Where the customer did not reply, the loan officer personally contacted the customer. Southwest purchased software to assist it in interpreting the responses, and has analyzed the results and any risks identified. Southwest has also modified its loan underwriting controls to ensure that potential borrowers are carefully evaluated for Y2K compliance before any new loan is approved.

Southwest's operations, like those of many other companies, can be adversely affected by Y2K triggered failures which may be experienced by third parties upon whom Southwest relies for processing transactions. Southwest has identified all critical third-party service providers and vendors and is monitoring their Y2K compliance programs. Southwest's primary supplier of data processing services has adopted a Y2K compliance plan, which includes a timetable for making changes necessary to be able to provide services in the year 2000. That supplier has provided written assurances to Southwest regarding its progress toward Y2K compliance and has been examined for Y2K readiness by federal bank examiners.

Southwest's operations may also be adversely affected by Y2K related failures of third party providers of electricity, telecommunications services and other utility services. Although Southwest's contingency plan includes backup power generation, failures in these areas could impact Southwest's ability to conduct business. The Y2K compliance of these providers is largely beyond the control of Southwest.

Southwest has created a task force to establish a Y2K plan to prevent or mitigate the adverse effects of the Y2K issue on Southwest and its customers. Goals of the Y2K plan include identifying Y2K risks related to information systems and equipment used by Southwest, informing customers of Y2K issues and risks they may encounter personally, implementing changes in systems and equipment necessary to achieve Y2K compliance, verifying that these changes are effective, and establishing a contingency plan for operations in 2000 if problems do arise. Federal bank examiners are examining all banking organizations for Y2K compliance. The Comptroller of the Currency has examined Southwest's Y2K compliance plan and its implementation progress. In addition, the Board of Directors is carefully monitoring progress under the plan on a monthly basis.

Southwest's plan to address the Y2K issue involves several phases, described below:

     . Awareness - In this phase, Southwest's Y2K plan and project team were established, the overall Y2K approach was identified, compliance standards were defined, and responsibility for corrective action was assigned. This phase has been completed.

     . Assessment - During this phase, Southwest gathered and analyzed information to determine the size and the impact of the Y2K problem and then made decisions to modify, re-engineer, or replace existing systems and programs. This phase has been completed.

     . Renovation - This phase involves obtaining and implementing upgraded software applications provided by Southwest's vendors, modifying system codes, reengineering Y2K vulnerable systems and programs, developing bridges for systems which cannot be reengineered, and changing files and databases as necessary. This phase has been completed.

     . Validation - During the validation phase, Southwest is testing systems and software for Y2K compliance in an effort to identify and correct any errors that may be identified in the renovation phase. Ninety-five percent of system validation has been performed and the remainder is expected to be completed by June 30, 1999.

     . Implementation - In this phase, all new and revised systems will be implemented, data exchange issues will be resolved, and backup and recovery plans will be developed. This phase will begin once the validation phase is complete and will be fully executed by December 31, 1999.

Based on information developed to date, Company management believes that the cost of remediation will not be material to Southwest's business, operations, liquidity, capital resources, or financial condition. Southwest estimates that total cash outlays in connection with Y2K compliance will be less than $500,000, excluding costs of Company employees involved in Y2K compliance activities.
Less than one half of this amount had been expended as of March 31, 1999. Southwest is funding Y2K expenditures through continuing operations.

Designated personnel will report to work on January 1 and 2, 2000, (Saturday and Sunday) to assess the proper functioning of critical and non-critical systems. In the event that some or all systems experience failure, Southwest has developed a detailed contingency plan. This plan calls for manual processing of bank transactions at a designated location supported by a backup power system. Delays in processing transactions would result in the event that Southwest is forced to process transactions manually. These delays could disrupt normal business activities of Southwest and its customers.

The discussion above regarding issues associated with Y2K includes certain forward looking statements. Southwest's ability to predict results or effects of issues related to the Y2K issue is inherently uncertain and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the following:

     . The possibility that protection procedures, contingency plans, and remediation efforts will not operate as intended;

     . Southwest's failure to timely or completely identify all software or hardware applications requiring remediation;

     .    Unexpected costs;

     . The uncertainty associated with the impact of Y2K issues on the banking industry and Southwest's customers, vendors, and others with whom it conducts business; and

     .    The general economy.


                           *   *   *   *   *   *   *

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 1998.


RECENT DEVELOPMENTS

SHARE REPURCHASE PROGRAM

          On April 22, 1999, the Board of Directors of Southwest authorized the repurchase of up to 5%, or 204,000 shares, of its outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under Southwest's dividend reinvestment, stock option, and employee benefit plans and for other corporate purposes. The share repurchases are expected to be made primarily on the open market from time to time until April 30, 2001, or earlier termination of the repurchase program by the Board. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting and other factors.

SHAREHOLDER RIGHTS PLAN

          On April 22, 1999, the Board of Directors adopted a Rights Plan designed to protect the company's shareholders against acquisitions that the board believes are unfair or otherwise not in the best interests of Southwest and its shareholders, and entered into a related Rights Agreement, dated as of and to be effective on April 22, 1999 (the "Rights Agreement") between the Company and Harris Trust and Savings Bank, as Rights Agent. In accordance with the Rights Agreement, the Board also declared a dividend distribution of one right for each outstanding share of common stock of the Company to shareholders of record at the close of business on April 22, 1999 (the "Record Date"). The rights generally become exercisable if an acquiring party accumulates, or announces an offer to acquire, 10% or more of Southwest's voting stock. The rights will expire on April 22, 2009. Each right, in effect, will entitle the holder (other than the acquiring party) to buy, at the right's then current exercise price, Southwest common stock or equivalent securities having a value of twice the right's exercise price. The exercise price of each right was initially set at $110.00. In addition, upon the occurrence of certain events, holders of the rights would be entitled to purchase, at the then current exercise price, common stock or equivalent securities of an acquiring entity worth twice the exercise price. Under the Plan, Southwest also may exchange each right, other than rights owned by an acquiring party, for a share of its common stock or equivalent securities.

SETTLEMENT OF PENDING LITIGATION

     The Board of Directors announced on April 22, 1999, that Southwest's principal subsidiary, the Stillwater National Bank and Trust Company, had agreed in principle to make a cash payment to settle pending litigation. The charge is expected to increase other expenses for the second quarter 1999 by approximately $600,000 (approximately $367,000 net of tax deductions). Stillwater National believes that the possibility that it would have lost the litigation was remote, but has agreed to settle in order to avoid the costs of protracted litigation.

PART II.  OTHER INFORMATION


Item 1.    Legal proceedings
           None

Item 2.    Changes in securities
           None

Item 3.    Defaults upon senior securities
           None

Item 4.    Submission of matters to a vote of security holders
           None

Item 5.    Other information
           None

Item 6.    Exhibits and reports on Form 8-K
           (a) Exhibits.
                    Exhibit 27  Financial Data Schedule

           (b) Reports on Form 8-K.

                    On January 8, 1999, Southwest filed a Form 8-K reporting, in
                    Item 5, that it had reached an agreement with the Estate of Paul C. Wise and Dr. James B. Wise that called for the sale of their 811,000 shares of Southwest common stock in a proposed registered public offering, in which Southwest would sell 250,000 additional common shares.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTHWEST BANCORP, INC.
(Registrant)



By: /s/ Rick J. Green                             May 3, 1999
   -----------------------------------------      ------------------
   Rick J. Green                                  Date
   President and Chief Executive Officer
   (Principal Executive Officer)



By: /s/ Kerby E. Crowell                          May 3, 1999
   -----------------------------------------      ------------------
   Kerby E. Crowell                               Date
   Executive Vice President and
   Chief Financial Officer
   (Principal Financial and Accounting Officer)