Form 10-Q
period 1999-06-30
SOUTHWEST BANCORP INC
filed 1999-08-10
CIK 914374

                     SECURITIES AND EXCHANGE COMMISSIONG
                             Washington, D.C. 20549
                    --------------------------------------

                                   FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1999.

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

                                   4,066,687
                                   ---------

                                    1 of 23
                            SOUTHWEST BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                          Page No.
PART I.   FINANCIAL INFORMATION

     ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Unaudited Consolidated Statements of Financial Condition at
          June 30, 1999 and December 31, 1998                                  3

          Unaudited Consolidated Statements of Operations for the
          six months ended June 30, 1999 and 1998                              4

          Unaudited Consolidated Statements of Cash Flows for the
          six months ended June 30, 1999 and 1998                              5

          Unaudited Consolidated Statements of Shareholders' Equity for the
          six months ended June 30, 1999 and 1998                              6

          Unaudited Consolidated Statements of Comprehensive Income for the
          six months ended June 30, 1999 and 1998                              7

          Notes to Unaudited Consolidated Financial Statements                 8

          Average Balances, Yields and Rates                                  13


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                            14

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK                                                    23

PART II.  OTHER INFORMATION                                                   24

     SIGNATURES                                                               25


SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except per share data)
                                                                         June 30,           December 31,
                                                                           1999                 1998
                                                                      --------------       --------------
Assets
Cash and due from banks                                                 $    23,779          $    32,339
Federal funds sold                                                            7,500                    -
                                                                        -----------          -----------
  Cash and cash equivalents                                                  31,279               32,339
Investment securities:
  Held to maturity, fair value $74,803 (1999) and $78,772 (1998)             74,868               77,575
  Available for sale, amortized cost $97,873 (1999) and $96,240 (1998)       96,862               97,096
Loans receivable, net of allowance for loan losses
  of $10,941 (1999) and $10,401 (1998)                                      776,193              782,918
Accrued interest receivable                                                   9,124                8,658
Premises and equipment, net                                                  20,481               19,204
Other assets                                                                 10,931               10,075
                                                                        -----------          -----------
        Total assets                                                    $ 1,019,738          $ 1,027,865
                                                                        ===========          ===========

Liabilities & shareholders' equity
Deposits:
  Noninterest-bearing demand                                            $   111,242          $   120,099
  Interest-bearing demand                                                    49,686               43,079
  Money market accounts                                                      94,843               97,102
  Savings accounts                                                            3,759                3,416
  Time deposits                                                             563,556              579,365
                                                                        -----------          -----------
    Total deposits                                                          823,086              843,061
                                                                        -----------          -----------
Income taxes payable                                                           150                   151
Accrued interest payable                                                      5,255                5,584
Other liabilities                                                             2,060                1,683
Short-term borrowings                                                        98,234               94,572
Long-term debt:
  Guaranteed preferred beneficial interests in the Company's
    subordinated debentures                                                  25,013               25,013
                                                                        -----------          -----------
      Total liabilities                                                     953,798              970,064
                                                                        -----------          -----------
Commitments and contingencies                                                     -                    -
Shareholders' equity:
  Serial preferred stock -
    Series A, $1 par value; 1,000,000 shares authorized; none issued              -                    -
    Class B, $1 par value; 1,000,000 shares authorized; none issued               -                    -
  Common stock - $1 par value; 20,000,000 shares authorized;
    4,081,056 (1999) and 3,799,065 (1998) shares issued                       4,081                3,799
  Capital surplus                                                            14,931                9,369
  Retained earnings                                                          47,871               44,120
  Accumulated other comprehensive income (loss)                                (606)                 513
  Treasury stock, at cost; 15,000 shares at June 30, 1999                      (337)                  -
                                                                        -----------          -----------
        Total shareholders' equity                                           65,940               57,801
                                                                        -----------          -----------
        Total liabilities & shareholders' equity                        $ 1,019,738          $ 1,027,865
                                                                        ============         ============

  See notes to unaudited consolidated financial statements.


SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except earnings per share data)

                                                         For the three months             For the six months
                                                           ended June 30,                   ended June 30,
                                                       1999              1998           1999              1998
                                                   ------------      ------------   ------------      ------------
Interest income:
  Interest and fees on loans                          $ 17,114          $ 17,391       $ 34,372          $ 34,387
  Investment securities:
    U.S. Government and agency obligations               1,747             2,381          3,579             4,806
    State and political subdivisions                       187               139            343               267
    Mortgage-backed securities                             446               257            894               511
    Other securities                                       131               113            249               224
  Federal funds sold                                        19                 1             23                34
                                                      --------          --------       --------          --------
    Total interest income                               19,644            20,282         39,460            40,229

Interest expense:
  Interest-bearing demand                                  205               261            419               497
  Money market accounts                                    866               815          1,726             1,682
  Savings accounts                                          18                19             35                38
  Time deposits                                          7,301             8,167         14,810            16,696
  Short-term borrowings                                  1,176               791          2,370             1,196
  Long-term debt                                           581               581          1,163             1,163
                                                      --------          --------       --------          --------
    Total interest expense                              10,147            10,634         20,523            21,272
                                                      --------          --------       --------          --------

Net interest income                                      9,497             9,648         18,937            18,957
  Provision for loan losses                                425               950          1,100             1,775
                                                      --------          --------       --------          --------
Net interest income after provision for loan
 losses                                                  9,072             8,698         17,837            17,182

Other income:
  Service charges and fees                               1,127               912          2,125             1,736
  Other noninterest income                                 565               102            648               304
  Gain (loss) on sales of loans receivable                 398               477          1,004             1,046
  Gain (loss) on sales of investment securities              4                 3             85                20
                                                      --------          --------       --------          --------
    Total other income                                   2,094             1,494          3,862             3,106

Other expenses:
  Salaries and employee benefits                         3,497             3,430          6,856             6,772
  Occupancy                                              1,321             1,214          2,793             2,400
  FDIC and other insurance                                  61                64            121               128
  General and administrative                             2,459             1,732          4,814             3,592
                                                      --------          --------       --------          --------
    Total other expenses                                 7,338             6,440         14,584            12,892
                                                      --------          --------       --------          --------
Income before taxes                                      3,828             3,752          7,115             7,396
  Taxes on income                                        1,373             1,342          2,550             2,653
                                                      --------          --------       --------          --------

Net income                                            $  2,455          $  2,410       $  4,565          $  4,743
                                                      ========          ========       =========         ========
Net income available to common shareholders           $  2,455          $  2,013       $  4,565          $  3,949
                                                      ========          ========       =========         ========

Basic earnings per common share                       $   0.60          $   0.53       $   1.15          $   1.04
                                                      ========          ========       =========         ========
Diluted earnings per common share                     $   0.59          $   0.51       $   1.13          $   1.01
                                                      ========          ========       =========         ========

See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                     For the six months
                                                                       ended June 30,
                                                                   1999            1998
                                                               ------------    ------------
Operating activities:
  Net income                                                      $  4,565        $  4,743
  Adjustments to reconcile net income to net
    cash (used in) provided from operating activities:
      Provision for loan losses                                      1,100           1,775
      Depreciation and amortization expense                          1,099             875
      Amortization of premiums and accretion of
        discount on securities, net                                    155              71
      Amortization of intangibles                                      141             134
      (Gain) Loss on sales of securities                               (85)            (20)
      (Gain) Loss on sales of loans receivable                      (1,004)         (1,046)
      (Gain) Loss on sales of premises and equipment                  (409)             14
      (Gain) Loss on other real estate owned, net                      150              (9)
      Proceeds from sales of residential mortgage loans             50,193          57,339
      Residential mortgage loans originated for resale             (52,731)        (61,488)
  Changes in assets and liabilities:
    Accrued interest receivable                                       (466)           (797)
    Other assets                                                      (399)           (330)
    Income taxes payable                                                (1)           (521)
    Accrued interest payable                                          (329)           (519)
    Other liabilities                                                  312             522
                                                                  --------        --------
      Net cash (used in) provided from operating activities          2,291             743
                                                                  --------        --------
Investing activities:
  Proceeds from sales/calls of available for sale securities        11,415               -
  Proceeds from principal repayments and maturities:
    Held to maturity securities                                     10,410          14,366
    Available for sale securities                                    4,850          15,629
  Purchases of held to maturity securities                         (10,310)        (15,650)
  Purchases of available for sale securities                       (15,361)        (14,193)
  Loans originated and principal repayments, net                    (8,654)        (49,006)
  Proceeds from sales of guaranteed student loans                   17,821          11,197
  Purchases of premises and equipment                               (2,549)         (4,028)
  Proceeds from sales of premises and equipment                        582              58
  Proceeds from sales of other real estate owned                         -             267
                                                                  --------        --------
     Net cash (used in) provided from investing activities           8,204         (41,360)
                                                                  --------        --------
Financing activities:
  Net increase (decrease) in deposits                              (19,975)        (16,045)
  Net increase (decrease) in short-term borrowings                   3,662          43,944
  Net proceeds from issuance of common stock                         5,844             162
  Purchases of treasury stock                                         (337)              -
  Common stock dividends paid                                         (749)           (643)
  Preferred stock dividends paid                                         -            (794)
                                                                  --------        --------
      Net cash (used in) provided from financing activities        (11,555)         26,624
                                                                  --------        --------
Net increase (decrease) in cash and cash equivalents                (1,060)        (13,993)
Cash and cash equivalents,
  Beginning of period                                               32,339          36,259
                                                                  --------        --------
  End of period                                                   $ 31,279        $ 22,266
                                                                  ========        ========

See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)

                                                                                          Accumulated            Total
                                                                                             Other               Share-
                              Preferred Stock       Common Stock      Capital  Retained  Comprehensive Treasury  holders'
                                Shares  Amount    Shares     Amount   Surplus  Earnings    Income       Stock    Equity
                              ------------------------------------------------------------------------------------------
Balance, January 1, 1998        690,000   $690    3,787,839   $3,788   $24,764   $38,226         $580      -    $68,048

Cash dividends paid:
  Preferred, $1.15 per share         -      -            -        -         -       (794)          -       -       (794)
  Common, $0.09 per share            -      -            -        -         -       (341)          -       -       (341)
Cash dividends declared:
  Preferred, $0.575 per share        -      -            -        -         -       (396)          -       -       (396)
  Common, $0.09 per share            -      -            -        -         -       (341)          -       -       (341)
Common stock issued:
  Employee Stock Option Plan         -      -         4,000        4        55        -            -       -         59
  Employee Stock Purchase Plan       -      -         1,287        1        36        -            -       -         37
  Dividend Reinvestment Plan         -      -         2,353        2        64        -            -       -         66
Change in unrealized gain
  (loss) on available for sale
  securities, net of tax             -      -            -        -         -         -            52      -         52
Net income                           -      -            -        -         -      4,743           -       -      4,743
                              ------------------------------------------------------------------------------------------

Balance, June 30, 1998          690,000   $690    3,795,479   $3,795   $24,919   $41,097         $632      -    $71,133
                              ========== ====== ============ ======== ========= ========= ============ ======= =========



Balance, January 1, 1999             -      -     3,799,065   $3,799    $9,369   $44,120         $513      -    $57,801

Cash dividends paid:
  Common, $0.10 per share            -      -            -        -         -       (408)          -       -       (408)
Cash dividends declared:
  Common, $0.10 per share            -      -            -        -         -       (406)          -       -       (406)
Common stock issued:
  Employee Stock Option Plan         -      -        30,000       30       353        -            -       -        383
  Employee Stock Purchase Plan       -      -         1,269        1        29        -            -       -         30
  Dividend Reinvestment Plan         -      -           722        1        16        -            -       -         17
  Public Offering                    -      -       250,000      250     5,164        -            -       -      5,414
Change in unrealized gain
  (loss) on available for sale
  securities, net of tax             -      -            -        -         -         -        (1,119)     -     (1,119)
Treasury shares purchased            -      -       (15,000)      -         -         -            -     (337)     (337)
Net income                           -      -            -        -         -      4,565           -       -      4,565
                              ------------------------------------------------------------------------------------------

Balance, June 30, 1999               -      -     4,066,056   $4,081   $14,931   $47,871        $(606)  $(337)  $65,940
                               ========= ====== ============ ======== ========= ========= ============ ======= =========

See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

                                                       For the three months    For the six months
                                                          ended June 30,          ended June 30,
                                                        1999        1998         1999         1998
                                                      -------      -------      -------      --------
Net income                                            $ 2,455      $ 2,410      $ 4,565      $ 4,743

Other comprehensive income (loss), before tax:
  Unrealized holding gain (loss) on investment
    securities available for sale arising during
    the period                                         (1,477)         (34)      (1,782)         106
  Reclassification adjustment for (gains) losses
    arising during the period                              (4)          (3)         (85)         (20)
                                                      -------      -------      -------      --------
  Other comprehensive income (loss), before tax           974        2,373        2,698        4,829

  Tax (expense) benefit related to items
    of other comprehensive income (loss)                  592           15          748          (34)
                                                      -------      -------      -------      --------

Other comprehensive income (loss), net of tax         $ 1,566      $ 2,388      $ 3,446      $ 4,795
                                                      =======      =======      =======      =======

See notes to unaudited consolidated financial statements.

                            SOUTHWEST BANCORP, INC.

             Notes to Unaudited Consolidated Financial Statements


NOTE 1:   GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, cash flows and comprehensive income in conformity with generally accepted accounting principles. However, the consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation. The results of operations and cash flows for the six months ended June 30, 1999 and 1998 should not be considered indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.


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


NOTE 3:   ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that Southwest recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Southwest will adopt SFAS No. 133 on January 1, 2001, as required. Management believes that adoption of SFAS No. 133 will not have a material impact on Southwest's consolidated financial condition or results of operations.

NOTE 4: ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is shown below for the indicated periods.



                                                      For the six             For the
                                                      months ended           year ended
                                                       30-Jun-99             31-Dec-98
                                                     --------------        --------------
                                                             (Dollars in thousands)
Balance at beginning of period                         $  10,401             $   8,282
Loans charged-off:
  Real estate mortgage                                        80                   460
  Real estate construction                                     9                     -
  Commercial                                                 628                 1,320
  Installment and consumer                                   207                   594
                                                       ---------             ---------
    Total charge-offs                                        924                 2,374
Recoveries:
  Real estate mortgage                                        17                   105
  Commercial                                                 258                   582
  Installment and consumer                                    89                   426
                                                       ---------             ---------
    Total recoveries                                         364                 1,113
                                                       ---------             ---------
Net loans charged-off                                        560                 1,261
Provision for loan losses                                  1,100                 3,380
                                                       ---------             ---------
Balance at end of period                               $  10,941             $  10,401
                                                       =========             =========
Loans outstanding:
  Average                                              $ 808,417             $ 756,611
  End of period                                          787,134               793,319
Net charge-offs to total average loans (annualized)         0.14%                 0.17%
Allowance for loan losses to total loans                    1.39%                 1.31%

Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates:

                                                       At                   At
                                                 June 30, 1999       December 31, 1998
                                                 -------------       -----------------
                                                       (Dollars in thousands)
Nonaccrual loans (1)                                 $3,933               $  872
Past due 90 days or more                                174                  451
Restructured terms                                     -                    -
                                                     ------               ------
  Total nonperforming loans                           4,107                1,323
Other real estate owned                               3,500                3,650
                                                     ------               ------
  Total nonperforming assets                         $7,607               $4,973
                                                     ======               ======

Nonperforming loans to loans receivable                0.52%                0.17%
Allowance for loan losses to nonperforming loans     266.40%              786.17%
Nonperforming assets to loans receivable and
  other real estate owned                              0.96%                0.62%

(1) The government-guaranteed portion of loans included in these totals was $684 (1999) and $254 (1998).

Southwest makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The adequacy of the allowance for loan losses is determined by management based upon a number of factors including, among others, analytical reviews of loan loss experience in relation to outstanding loans and commitments; unfunded loan commitments; problem and nonperforming loans and other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; use of appraisals to estimate the value of collateral; and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Changes in the allowance may also occur because of changing economic conditions and their impact on economic prospects and the financial position of borrowers. Based upon this review, management established an allowance of $10.9 million, or 1.39% of total loans, at June 30, 1999 compared to an allowance of $10.4 million, or 1.31% of total loans, at December 31, 1998.

In establishing the level of the allowance for June 30, 1999, management considered a number of factors, including the increased risk inherent in commercial and commercial real estate loans, which are viewed as entailing greater risk than certain other categories of loans, charge-off history, and the rapid expansion of the loan portfolio over the last several years. Management also considered other factors, including the levels of types of credits, such as residential mortgage loans, deemed to be of relatively low risk. Southwest determined the level of the allowance for loan losses at June 30, 1999 was appropriate, after assessing these and other factors it deemed relevant. Management conducted a similar analysis in order to determine the appropriate allowance as of December 31, 1998.

Management strives to carefully monitor credit quality and the adequacy of the allowance for loan losses, and to identify loans that may become nonperforming. At June 30, 1999, total nonperforming loans were $4.1 million, or 0.52% of total loans, compared to $1.3 million, or 0.17% of total loans, at December 31, 1998. At any time, however, there are loans included in the portfolio that will result in losses to Southwest, but currently have not been identified as nonperforming or potential problem loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in nonperforming assets, and may lead to a material increase in charge-offs and the provision for loan losses.

NOTE 5:   LOANS RECEIVABLE

Southwest extends commercial and consumer credit primarily to customers in the State of Oklahoma, which subjects the loan portfolio to the general economic conditions within the state. At June 30, 1999 and December 31, 1998, substantially all of Southwest's loans are collateralized with real estate, inventory, accounts receivable and/or other assets, or are guaranteed by agencies of the United States Government.

At June 30, 1999, loans to individuals and businesses in the healthcare industry totaled approximately $81.8 million, or 10% of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% of total loans.

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $3.9 million at June 30, 1999. During the first six months of 1999, $64,000 in interest income was received on nonaccruing loans. If interest on those loans had been accrued, total interest income of $227,000 would have been recorded.

Those performing loans considered potential nonperforming loans, loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, amounted to approximately $31.6 million at June 30, 1999.
Loans may be monitored by management and reported as potential nonperforming loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.


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


NOTE 7:   EARNINGS PER COMMON SHARE

Basic earnings per common share is computed based upon net income, after deducting the dividend requirements of preferred stock, divided by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed based upon net income, after deducting the dividend requirements of preferred stock, divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. At June 30, 1999, there were 180,000 antidilutive options to purchase common shares. At June 30, 1998, there were no antidilutive options to purchase common shares.

The following is a reconciliation of net income available to common shareholders and the common shares used in the calculations of basic and diluted earnings per common share:

                                                      For the three months          For the six months
                                                         ended June 30,               ended June 30,
                                                      1999           1998           1999           1998
                                                      ----           -----          ----           ----
                                                     (Dollars in thousands)         (Dollars in thousands)
Net income                                            $    2,455     $    2,410     $   4,565      $    4,743
Less:  preferred stock dividend requirement                    -           (397)            -            (794)
                                                      ----------     ----------     ---------      ----------
Net income available to common shareholders           $    2,455     $    2,013     $   4,565      $    3,949
                                                      ==========     ==========     =========      ==========


Weighted average common shares outstanding:
  Basic earnings per share                             4,077,420      3,794,839      3,960,968      3,792,598
Effect of dilutive securities:
  Stock options                                           76,305        132,149         87,066        125,450
                                                      ----------     ----------     ----------     ----------
Weighted average common shares outstanding:
  Diluted earnings per share                           4,153,725      3,926,988      4,048,034      3,918,048
                                                      ==========     ==========     ===========    ==========

NOTE 8:   SHAREHOLDERS' EQUITY

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

Share Repurchase Program

Southwest announced in April 1999 that its Board of Directors (the "Board) authorized the repurchase of up to 5%, or 204,000 shares, of its outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under Southwest's dividend reinvestment, stock option, and employee benefit plans and for other corporate purposes. The share repurchases are expected to be made primarily on the open market from time to time until April 30, 2001, or earlier termination of the repurchase program by the Board. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting and other factors. At June 30, 1999, 15,000 shares had been repurchased at a total cost of $337,000.

Shareholder Rights Plan

On April 22, 1999, Southwest adopted a Rights Plan designed to protect its shareholders against acquisitions that the Board believes are unfair or otherwise not in the best interests of Southwest and its shareholders. Under the Rights Plan, each holder of record of Southwest's common stock, as of the close of business on April 22, 1999, received one right per common share. The rights generally become exercisable if an acquiring party accumulates, or announces an offer to acquire, 10% or more of Southwest's voting stock. The rights will expire on April 22, 2009. Each right will entitle the holder (other than the acquiring party) to buy, at the right's then current exercise price, Southwest's common stock or equivalent securities having a value of twice the right's exercise price. The exercise price of each right was initially set at $110.00. In addition, upon the occurrence of certain events, holders of the rights would be entitled to purchase, at the then current exercise price, common stock or equivalent securities of an acquiring entity worth twice the exercise price. Under the Rights Plan, Southwest also may exchange each right, other than rights owned by an acquiring party, for a share of its common stock or equivalent securities.

SOUTHWEST BANCORP, INC.
AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)

                                                                    For the six months ended June 30,
                                                                    1999                       1998
                                                        ------------------------------------------------------
                                                            Average        Average      Average     Average
                                                            Balance      Yield/Rate     Balance    Yield/Rate
                                                        ------------------------------------------------------
Assets:
   Loans receivable                                     $   808,417        8.57%      $ 750,882      9.23%
   Investment securities                                    172,359        5.90         187,839      6.22
   Other interest-earning assets                              1,767        4.68           1,624      5.46
                                                        -----------                   ---------
     Total interest-earning assets                          982,543        8.10         940,345      8.63
   Noninterest-earning assets                                49,766                      41,986
                                                        -----------                   ---------
     Total assets                                       $ 1,032,309                   $ 982,331
                                                        ===========                   =========

Liabilities and shareholders' equity:
   Interest-bearing demand                              $    45,445        1.86%      $  43,201      2.32%
   Money market accounts                                     96,652        3.60          89,181      3.80
   Savings accounts                                           3,577        1.97           3,463      2.21
   Time deposits                                            584,349        5.11         604,883      5.57
                                                        -----------                   ---------
     Total interest-bearing deposits                        730,023        4.69         740,728      5.15
   Short-term borrowings (1)                                100,587        4.75          45,816      5.26
   Long-term debt                                            25,013        9.30          25,013      9.30
                                                        -----------                   ---------
     Total interest-bearing liabilities                     855,623        4.84         811,557      5.29
   Noninterest-bearing demand                                99,766                      92,401
   Other noninterest-bearing liabilities                     14,514                       9,041
   Shareholders' equity                                      62,406                      69,332
                                                        -----------                   ---------
     Total liabilities and shareholders' equity         $ 1,032,309                   $ 982,331
                                                        ===========                   =========

   Interest rate spread                                                    3.26%                     3.34%
                                                                        ========                 ========
   Net interest margin (2)                                                 3.89%                     4.07%
                                                                        ========                 ========
   Ratio of average interest-earning assets
     to average interest-bearing liabilities                 114.83%                     115.87%
                                                        ===========                   =========


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

Southwest offers a broad range of commercial and consumer banking and other financial services through full service offices in Stillwater, Oklahoma City, Tulsa and Chickasha, Oklahoma. Southwest devotes substantial efforts to marketing and providing services to local businesses, their primary employees, and to other managers and professionals living and working in Southwest's Oklahoma market areas. Southwest has adapted to historical state branching limitations by developing a marketing and delivery system that does not rely on an extensive branch network.

Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders, and has capitalized on its position as an Oklahoma owned and operated banking organization to increase its banking business. Southwest has grown from $434 million in assets at year-end 1993, to $1.020 billion at June 30, 1999, without acquiring other financial institutions. Southwest considers acquisitions of other financial institutions, however, from time to time, although it does not have any specific agreements or understandings for any such acquisition at present.

FINANCIAL CONDITION

Total Assets

Southwest's total assets were $1.020 billion at June 30, 1999, down slightly from $1.028 billion at December 31, 1998.

Loans Receivable

Loans were $787.1 million at June 30, 1999, a slight decrease ($6.2 million) from December 31, 1998. Southwest experienced increases in the categories of residential mortgages ($11.3 million, or 14%), commercial loans ($8.2 million, or 3%), consumer loans ($155,000, or less than 1%) and student loans ($950,000, or 1%). These increases were offset by reductions in commercial mortgages ($25.0 million, or 9%), and real estate construction loans ($1.8 million, or 2%). The allowance for loan losses increased by $540,000, or 5%, from December
31, 1998 to June 30, 1999.   At June 30, 1999, the allowance for loan losses was
$10.9 million, or 1.39% of total loans, compared to $10.4 million, or 1.31% of total loans, at December 31, 1998. The reduction in total loans from year-end 1998 to June 30, 1999 is the net result of growth from new loans and payoffs of old credits. Management expects loans for 1999 to increase, but at levels that are less dramatic than those achieved in recent years.

Investment Securities

Investment securities were $171.7 at June 30, 1999, a reduction of $2.9 million, or 2%, compared to December 31, 1998. A Managed Investment Program (MIP) is being implemented to enhance shareholder value by maximizing Southwest's use of capital and returns on common equity. This will be accomplished by significantly increasing Southwest's investment securities and funding that increase through various wholesale funding sources. Generally, securities acquired will have lower capital requirements than the basic 8% Risk Based Capital guidelines, and will be classified as available for sale. Only securities with very high credit quality standards will be considered as acceptable investments under the MIP. This program could have higher interest rate risk and less credit risk or liquidity risk than commercial loans. All risk ratios will be maintained within current policy guidelines. The new "Wholesale Division" is expected to contribute to increases in investment securities and related net income in the third quarter of 1999 with full implementation expected in 2000.

Premises and Equipment

Premises and equipment increased by $1.3 million primarily due to the construction of the new Tulsa Banking Center at 15th and Utica which opened in January 1999.

Deposits

Southwest's deposits decreased by $20.0 million, or 2%, from $843.1 million at December 31, 1998 to $823.1 million at June 30, 1999. Increases occurred in NOW accounts ($6.6 million, or 15%) and savings accounts ($343,000, or 10%). These increases were offset by decreases in demand deposits ($8.9 million, or 7%), money market accounts ($2.3 million, or 2%), and time deposits ($15.8 million, or 3%) as compared to December 31, 1998.

Shareholders' Equity

Shareholders' equity increased by $8.1 million, or 14%, due primarily to earnings, net of common stock dividends, for the first six months of 1999 and the net proceeds of the recent public offering of 250,000 shares of common stock. Shareholders' equity also benefited from a $430,000 increase due to proceeds of common stock issued through the employee stock purchase plan, the employee stock option plan and the dividend reinvestment plan.

These increases were offset by a $1.1 million decrease attributable to a change in the net unrealized gains on investment securities available for sale (net of tax) and a $337,000 decrease attributable to the purchase of treasury stock. On June 30, 1999, Southwest and Stillwater National continued to exceed all applicable regulatory capital requirements.

RESULTS OF OPERATIONS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

Net income available to common shareholders was $4.6 million for the first six months of 1999, up 16% over the $3.9 million recorded in the first six months of 1998. Southwest redeemed its Series A Preferred Stock on September 1, 1998.
For the first six months of 1999, net income of $4.6 million was 4% less than the $4.7 million recorded, before deduction of dividends on preferred stock, in the first six months of 1998. Average common shares outstanding were 3,960,968 and 3,792,598 for the six months ended June 30, 1999 and 1998. Basic and diluted earnings per common share increased to $1.15 and $1.13 per share for the first six months of 1999 from $1.04 and $1.01 per share for the same period in 1998, respectively.

Net interest income remained substantially the same during the first six months of 1999 as for the first six months of 1998. A $756,000, or 24%, increase in other income, a $675,000, or 38%, reduction in the provision for loan losses, and a $103,000 reduction in tax expense were offset by a $1.7 million, or 13%, increase in other expenses. For the first six months of 1999, the return on average total equity and average common equity was 14.75% compared to a 13.80% return on average total equity and a 15.3% return on average common equity for the first six months of 1998.

Net Interest Income

Net interest income remained substantially the same at $18.9 million for the first six months of 1999 from $19.0 million for the same period in 1998 as interest income and interest expense decreased by nearly equal amounts. Yields on Southwest's interest-earning assets declined by 53 basis points, and the rates paid on Southwest's interest-bearing liabilities declined by 45 basis points, resulting in a decrease in the interest rate spread to 3.26% for the first six months of 1999 from 3.34% for the first six months of 1998. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 114.83% for the first six months of 1999 from 115.87% for the first six months of 1998, primarily due to the increase in short-term borrowings and a larger decrease in interest-bearing deposits as compared to the decrease in outstanding loans.

Total interest income for the first six months of 1999 was $39.5 million, down 2% from $40.2 million during the same period in 1998. The principal cause of the lower interest income was a 69 basis point decline in the yield on loans, which was partially offset by a $57.5 million, or 8%, increase in the volume of average loans outstanding. During the same period, Southwest's average investment securities decreased $15.5 million, or 8%, and the related yield decreased to 5.90% from 6.22%.

Total interest expense for the first six months of 1999 was $20.5 million, a decrease of 4% from $21.3 million for the same period in 1998. The decrease in total interest expense can be attributed to a 45 basis point drop in the rates paid on average interest-bearing liabilities, partially offset by an increase in average interest-bearing liabilities of $44.1 million, or 5%. Rates paid on deposits decreased for all categories; the largest reduction was a 46 basis point reduction in the average rate paid on time deposits.

Other Income

Other income increased by $756,000 for the first six months of 1999 compared to the first six months of 1998 primarily as a result of a $411,000 gain on the sale of a former branch location in Tulsa that was closed upon the opening of the new Tulsa building at 15th and Utica. Other increases were $389,000 in service charges and fees and $65,000 in gains on sales of securities. These increases were offset by a $42,000 reduction in gains on sales of loans. The gains on sales of securities in 1999 and 1998 occurred when "available for sale" securities were called prior to their stated maturity date.

Other Expenses

Southwest's other expenses increased $1.7 million for the first six months of 1999 compared to the first six months of 1998. This increase was primarily the result of increases in general and administrative expense ($1.2 million), occupancy expense ($393,000) and personnel expense ($84,000). These increases were offset by a slight reduction in FDIC and other insurance ($7,000). The increase in general and administrative expense was due primarily to a $600,000 payment early in the second quarter of 1999 to settle pending litigation, $303,000 in offering expenses paid on behalf of the selling shareholders in Southwest's recent public offering and a $150,000 write-down of the carrying
value of an other real estate property.    The increase in occupancy expense was
due primarily to increased data processing, depreciation and equipment costs, as systems, facilities and equipment continue to be upgraded, and other expenses related to opening the new Tulsa Utica building.

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

Net Income

For the second quarter of 1999, Southwest recorded net income and net income available to common shareholders of $2.5 million. This was $45,000 more than the $2.4 million in net income and $442,000 more than the $2.0 million in net income available to common shareholders (after deduction of dividends on preferred stock) recorded for the second quarter of 1998. Southwest redeemed its Series A Preferred Stock on September 1, 1998. The increase in net income was primarily the result of a $525,000 reduction in the provision for loan losses. Average common shares outstanding were 4,077,420 for the second quarter of 1999 and 3,794,839 for the second quarter of 1998. Basic and diluted earnings per common share increased to $0.60 and $0.59 per share for the second quarter of 1999 from $0.53 and $0.51 per share for the same period in 1998, respectively.

Net interest income decreased $151,000, or 2%, for the second quarter of 1999 compared to the same period in 1998. This decrease in net interest income, as well as a $898,000, or 14%, increase in other expense, and a $31,000, or 2%, increase in tax expense, was offset by a $525,000 decrease in the provision for loan losses and a $600,000, or 40%, increase in other income. For the second quarter of 1999, the return on average total equity and average common equity was 15.03% compared to a 13.79% return on average total equity and a 15.28% return on average common equity for the second quarter of 1998.

Net Interest Income

Net interest income decreased to $9.5 million for the second quarter of 1999 from $9.6 million for the same period in 1998 as the $638,000, or 3%, reduction in interest income was only partially offset by a $487,000, or 5%, reduction in interest expense. Yields on Southwest's interest-earning assets declined by 54 basis points, and the rates paid on Southwest's interest-bearing liabilities declined by 45 basis points, resulting in a reduction in the interest rate spread to 3.27% for the second quarter of 1999 from 3.36% for the second quarter of 1998. Net interest margin also declined from 4.09% to 3.90%. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 115.04% for the second quarter of 1999 from 116.09% for the second quarter of 1998, primarily due to the increase in short-term borrowings.

Total interest income for the second quarter of 1999 was $19.6 million, a 3% reduction from $20.3 million during the same period in 1998. The principal factor in the reduction of interest income was lower yields earned on interest-earning assets. Southwest's average yield on loans declined to 8.55% for the second quarter of 1999 from 9.21% in 1998. During the same period, average investment securities decreased $15.5 million, or 8%, and the related yield declined to 5.84% from 6.18%. The reduction caused by lower yields was partially offset by the $45.4 million, or 6%, increase in the volume of average loans outstanding.

Total interest expense for the second quarter of 1999 was $10.1 million, a decrease of 5% from $10.6 million for the same period in 1998. The decrease in total interest expense can be attributed to a decrease in the rates paid on average interest-bearing liabilities, which declined to 4.79% from 5.24%.
During the same period, average interest-bearing liabilities increased $35.1 million, or 4%. Rates paid on deposits decreased for all categories; the largest reduction was a 57 basis point reduction in the average rate paid on NOW accounts.

Other Income

Other income increased by $600,000 for the second quarter of 1999 compared to the same period of 1998 primarily as a result of a $411,000 gain on the sale of a former branch location in Tulsa that was closed upon the opening of the new Tulsa building at 15th and Utica. This gain caused other noninterest income to increase by $463,000. Service charges and fees also increased $215,000. These increases were offset by a $79,000 reduction in gains on sales of loans. The gains on sales of securities in 1999 and 1998 occurred when "available for sale" securities were called prior to their stated maturity date.

Other Expenses

Southwest's other expenses increased $898,000 for the second quarter of 1999 compared to the same period in 1998. This increase was primarily the result of a increases in general and administrative expense ($727,000), occupancy expense ($107,000) and personnel expense ($67,000). These increases were offset by a slight reduction in FDIC and other insurance ($3,000). The increase in general and administrative expense was due primarily to the $600,000 payment to settle pending litigation. The increase in occupancy expense was due primarily to increased data processing, depreciation and equipment costs, as systems, facilities and equipment continue to be upgraded.


                              *  *  *  *  *  *  *


Provision for Loan Losses

Southwest makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The adequacy of the allowance for loan losses is determined by management. See Note 4, Allowance for Loan Losses, in the Notes to Unaudited Consolidated Financial Statements for additional information.

Taxes on Income

Southwest's income tax expense for the first six months of 1999 and 1998 was $2.6 million and $2.7 million, respectively. Southwest's income tax expense for the second quarters of 1999 and 1998 was $1.4 and $1.3 million, respectively. Southwest's effective tax rates have been lower than the 34% Federal and 6% State statutory rates primarily because of tax-exempt income on municipal obligations and loans.

                           *   *   *   *   *   *   *


LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans and investment securities.
Southwest's portfolio of government-guaranteed student loans and SBA loans are also readily salable. Additional sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans, and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit less than $100,000 were 77% and 81% of total deposits at June 30, 1999 and 1998, respectively.

Southwest uses various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank, the Student Loan Marketing Association ("SLMA") and the Federal Home Loan Bank of Topeka ("FHLB"). Stillwater National carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program. Stillwater National has approved federal funds purchase lines with three other banks, a $35.0 million line of credit from the SLMA and a $55.4 million line of credit from the FHLB. Borrowings under the SLMA line would be secured by student loans. Borrowings under the FHLB line would be secured by all unpledged securities and other loans. During the first six months of 1999, the only categories of short-term borrowings whose averages exceeded 30% of ending shareholders' equity were repurchase agreements and funds borrowed from the FHLB.

                                                         June 30, 1999                      June 30, 1998
                                                 -----------------------------      -----------------------------
                                                 Repurchase     Funds Borrowed      Repurchase     Funds Borrowed
                                                 Agreements     from the FHLB       Agreements     from the FHLB
                                                 -----------------------------      -----------------------------
                                                    (Dollars in thousands)              (Dollars in thousands)
Amount outstanding at end of period               $41,238        $55,000             $25,292        $30,000
Weighted average rate paid at end of period          4.36%          4.89%               4.95%          5.49%
Average Balance:
  For the three months ended                      $37,622        $56,730             $23,426        $26,944
  For the six months ended                        $38,261        $56,405             $22,128        $16,088
Average Rate Paid:
  For the three months ended                         4.36%          5.07%               4.95%          5.54%
  For the six months ended                           4.37%          4.99%               4.94%          5.51%
Maximum amount outstanding at any month end       $41,238        $73,000             $26,540        $37,000

Stillwater National also has available unsecured brokered certificate of deposit lines of credit from Merrill Lynch & Co., Morgan Stanley Dean Witter and Salomon Smith Barney that total $260.0 million.

During the first six months of 1999, cash and cash equivalents decreased by $1.1 million. This decline was the result of cash used in financing activities of $11.6 million (primarily from decrease in total deposits) which was not entirely offset by cash generated from investing activities of $8.2 million and $2.3 million in cash provided from operating activities.

Cash and cash equivalents, during the first six months of 1998, decreased by $14.0 million. The decrease was the result of cash used in investing activities of $41.4 million which was not entirely offset by cash generated from financing activities (primarily increased short-term borrowings) of $26.6 million and $743,000 in cash provided from operating activities.

CAPITAL RESOURCES

On March 19, 1999, Southwest completed its public offering of 1,061,231 shares of common stock. In April 1999, Southwest authorized the repurchase of up to 5%, or 204,000 shares, of outstanding common stock. See Note 8 to the Unaudited Consolidated Financial Statements.

In the first six months of 1999, total shareholders' equity increased $8.1 million, or 14%, as a result of the common stock offering, other share issuances, and earnings, offset in part by dividends, a decrease in net unrealized gains (losses) on investment securities and the purchase of treasury stock. Earnings, net of common stock dividends, contributed $3.8 million to shareholders' equity during this six month period. The sale of common stock through the dividend reinvestment plan, the employee stock purchase plan and the employee stock option plan contributed an additional $430,000 to shareholders' equity in the first six months of 1999. Net unrealized gains (losses) on investment securities available for sale (net of tax) decreased to $(606,000) at June 30, 1999 compared to $513,000 at December 31, 1998.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On June 30, 1999, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 12.15%, a Tier I risk-based capital ratio of 10.56%, and a leverage ratio of 8.65%. As of June 30, 1999, Stillwater National also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest or Stillwater National by Federal bank regulators.

Southwest declared a dividend of $.10 per common share payable on July 1, 1999 to shareholders of record as of June 17, 1999.

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

Southwest has created a task force to establish a Y2K plan to prevent or mitigate the adverse effects of the Y2K issue on Southwest and its customers. Goals of the Y2K plan include identifying Y2K risks related to information systems and equipment used by Southwest, informing customers of Y2K issues and risks they may encounter personally, implementing changes in systems and equipment necessary to achieve Y2K compliance, verifying that these changes are effective, and establishing a contingency plan for operations in 2000 if problems do arise. Federal bank examiners are examining all banking organizations for Y2K compliance. The Comptroller of the Currency has examined Southwest's Y2K compliance plan and its implementation progress. In addition, the Board is carefully monitoring progress under the plan on a monthly basis.

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

     . Validation - During the validation phase, Southwest is testing systems and software for Y2K compliance in an effort to identify and correct any errors that may be identified in the renovation phase. This phase has been completed.

     . Implementation - In this phase, all new and revised systems will be implemented, data exchange issues will be resolved, and backup and recovery plans will be developed. This phase is in process and will be fully executed by December 31, 1999.

Based on information developed to date, management believes that the cost of remediation will not be material to Southwest's business, operations, liquidity, capital resources, or financial condition. Southwest estimates that total cash outlays in connection with Y2K compliance will be less than $500,000, excluding costs of employees involved in Y2K compliance activities. Southwest is funding Y2K expenditures through continuing operations.

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

Item 1.   Legal proceedings
          None

Item 2.   Changes in securities
          None

Item 3.   Defaults upon senior securities
          None

Item 4.   Submission of matters to a vote of security holders

          At Southwest's annual shareholders' meeting, held on May 27, 1999, the shareholders of Southwest approved three proposals:

          Proposal 1:   Elected three Directors with terms expiring at the 2002
          ----------
          annual shareholders' meting. The Directors elected and the shareholder vote in the election of each Director was as follows:

                             For      Withheld
                             ---      --------
 J. Berry Harrison        3,297,237     76,610
 Erd M. Johnson           3,341,952     31,895
 Robert L. McCormick      3,341,950     31,897

          Other Directors continuing in office following the annual shareholders' meeting were James E. Berry II, Joyce P. Berry, Joe Berry Cannon, Thomas D. Berry, Rick J. Green, David P. Lambert, Alfred
          L. Litchenburg, Linford R. Pitts, Robert R. Rodgers, and Stanley R. White.

          Proposal 2:  Approved an amendment to Southwest's certificate of
          ----------
          incorporation to increase the authorized common stock from 10,000,000 shares to 20,000,000 shares and to increase total authorized capital stock to 22,000,000 shares; 2,929,086 votes for, 429,034 votes against and 15,727 votes abstaining.

          Proposal 3:  Approved Southwest's 1999 Stock Option Plan; 2,104,784
          ----------
          votes for, 397,681 votes against and 162,484 votes abstaining.

Item 5.   Other information
          None

Item 6.   Exhibits and reports on Form 8-K
               (a)  Exhibits.

                    Exhibit 3.1 Amendment to Restated Certificate of Incorporation of Southwest Bancorp, Inc.

                    Exhibit 3.2 Restated Certificate of Incorporation of Southwest Bancorp, Inc.

                    Exhibit 27   Financial Data Schedule

               (b)  Reports on Form 8-K.

On April 23, 1999, Southwest filed a Form 8-K reporting, in Item 5, that its Board of Directors had approved a share repurchase program and a shareholders' rights plan and that Southwest anticipated a $600,000 payment to settle pending litigation.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTHWEST BANCORP, INC.
(Registrant)



By: /s/ Rick J. Green                                      August 6, 1999
   --------------------------------------------            ---------------------
   Rick J. Green                                           Date
   President and Chief Executive Officer
   (Principal Executive Officer)



By: /s/ Kerby E. Crowell                                   August 6, 1999
   --------------------------------------------            ---------------------
   Kerby E. Crowell                                        Date
   Executive Vice President and
   Chief Financial Officer
   (Principal Financial and Accounting Officer)