Form 10-Q
period 1999-09-30
SOUTHWEST BANCORP INC
filed 1999-11-09
CIK 914374

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------


                                    FORM 10-Q


           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999.

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

                                    3,958,732
                                    ---------

                             SOUTHWEST BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                                       Page No.

PART I.  FINANCIAL INFORMATION
         ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  Unaudited Consolidated Statements of Financial Condition at
                   September 30, 1999 and December 31, 1998                                3

                  Unaudited Consolidated Statements of Operations for the
                    nine months ended September 30, 1999 and 1998                          4

                  Unaudited Consolidated Statements of Cash Flows for the
                    nine months ended September 30, 1999 and 1998                          5

                  Unaudited Consolidated Statements of Shareholders' Equity for the
                    nine months ended September 30, 1999 and 1998                          6

                  Unaudited Consolidated Statements of Comprehensive Income for the
                    nine months ended September 30, 1999 and 1998                          7

                  Notes to Unaudited Consolidated Financial Statements                     8

                  Average Balances, Yields and Rates                                      13


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                    14


         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK                                                            21


PART II.  OTHER INFORMATION                                                               22


SIGNATURES                                                                                26

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except per share data)

                                                                                  September 30,             December 31,
                                                                                      1999                     1998
                                                                                 ---------------          ---------------
Assets
Cash and due from banks                                                                 $22,550                  $32,339
Federal funds sold                                                                          100                        -
                                                                                 ---------------          ---------------
     Cash and cash equivalents                                                           22,650                   32,339
Investment securities:
     Held to maturity, fair value $79,320 (1999) and $78,772 (1998)                      79,419                   77,575
     Available for sale, amortized cost $134,095 (1999) and $96,240 (1998)              133,333                   97,096
Loans receivable, net of allowance for loan losses
     of $10,886 (1999) and $10,401 (1998)                                               792,275                  782,918
Accrued interest receivable                                                              10,204                    8,658
Premises and equipment, net                                                              20,690                   19,204
Other assets                                                                             11,341                   10,075
                                                                                 ---------------          ---------------
                Total assets                                                         $1,069,912               $1,027,865
                                                                                 ===============          ===============

Liabilities & shareholders' equity
Deposits:
     Noninterest-bearing demand                                                       $ 110,014                $ 120,099
     Interest-bearing demand                                                             43,113                   43,079
     Money market accounts                                                               95,437                   97,102
     Savings accounts                                                                     3,866                    3,416
     Time deposits                                                                      573,677                  579,365
                                                                                 ---------------          ---------------
         Total deposits                                                                 826,107                  843,061
                                                                                 ---------------          ---------------
Income taxes payable                                                                        166                      151
Accrued interest payable                                                                  4,987                    5,584
Other liabilities                                                                         3,023                    1,683
Short-term borrowings                                                                   144,016                   94,572
Long-term debt:
     Guaranteed preferred beneficial interests in the Company's
         subordinated debentures                                                         25,013                   25,013
                                                                                 ---------------          ---------------
            Total liabilities                                                         1,003,312                  970,064
                                                                                 ---------------          ---------------
Commitments and contingencies                                                                 -                        -
Shareholders' equity:
     Serial preferred stock -
         Series A, $1 par value; 1,000,000 shares authorized; none issued                     -                        -
         Class B, $1 par value; 1,000,000 shares authorized; none issued                      -                        -
     Common stock - $1 par value; 20,000,000 shares authorized;
         4,081,056 (1999) and 3,799,065 (1998) shares issued                              4,081                    3,799
     Capital surplus                                                                     14,868                    9,369
     Retained earnings                                                                   50,111                   44,120
     Accumulated other comprehensive income (loss)                                         (412)                     513
     Treasury stock, at cost; 90,924 shares at September 30, 1999                        (2,048)                       -
                                                                                 ---------------          ---------------
                Total shareholders' equity                                               66,600                   57,801
                                                                                 ---------------          ---------------
                Total liabilities & shareholders' equity                             $1,069,912               $1,027,865
                                                                                 ===============          ===============

     See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except earnings per share data)

                                                            For the three months              For the nine months
                                                             ended September 30,              ended September 30,
                                                            1999             1998            1999             1998
                                                         ------------     -----------     ------------     ------------
Interest income:
     Interest and fees on loans                              $17,085         $17,499          $51,457          $51,886
     Investment securities:
         U.S. Government and agency obligations                1,720           2,174            5,299            6,980
         State and political subdivisions                        249             160              592              427
         Mortgage-backed securities                              828             325            1,722              836
         Other securities                                        151             121              400              345
     Federal funds sold                                            5              22               28               56
                                                         ------------     -----------     ------------     ------------
         Total interest income                                20,038          20,301           59,498           60,530

Interest expense:
     Interest-bearing demand                                     219             272              638              769
     Money market accounts                                       909             825            2,635            2,507
     Savings accounts                                             19              20               54               58
     Time deposits                                             7,166           8,037           21,976           24,733
     Short-term borrowings                                     1,639             849            4,009            2,045
     Long-term debt                                              582             581            1,745            1,744
                                                         ------------     -----------     ------------     ------------
         Total interest expense                               10,534          10,584           31,057           31,856
                                                         ------------     -----------     ------------     ------------

Net interest income                                            9,504           9,717           28,441           28,674
     Provision for loan losses                                   600             930            1,700            2,705
                                                         ------------     -----------     ------------     ------------
Net interest income after provision for loan losses            8,904           8,787           26,741           25,969

Other income:
     Service charges and fees                                  1,198             874            3,323            2,610
     Other noninterest income                                    553              82            1,201              386
     Gain (loss) on sales of loans receivable                    742             913            1,746            1,959
     Gain (loss) on sales of investment securities                 1             165               86              185
                                                         ------------     -----------     ------------     ------------
         Total other income                                    2,494           2,034            6,356            5,140

Other expenses:
     Salaries and employee benefits                            3,369           3,738           10,225           10,510
     Occupancy                                                 1,503           1,273            4,296            3,673
     FDIC and other insurance                                     59              62              180              190
     General and administrative                                2,374           1,977            7,188            5,569
                                                         ------------     -----------     ------------     ------------
         Total other expenses                                  7,305           7,050           21,889           19,942
                                                         ------------     -----------     ------------     ------------
Income before taxes                                            4,093           3,771           11,208           11,167
     Taxes on income                                           1,453           1,351            4,003            4,004
                                                         ------------     -----------     ------------     ------------

Net income                                                    $2,640          $2,420           $7,205           $7,163
                                                         ============     ===========     ============     ============
Net income available to common shareholders                   $2,640          $1,228           $7,205           $5,177
                                                         ============     ===========     ============     ============

Basic earnings per common share                               $ 0.66          $ 0.32           $ 1.81           $ 1.36
                                                         ============     ===========     ============     ============
Diluted earnings per common share                             $ 0.64          $ 0.31           $ 1.77           $ 1.32
                                                         ============     ===========     ============     ============

See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                                  For the nine months
                                                                                                  ended September 30,
                                                                                                1999                1998
                                                                                           ---------------      --------------
Operating activities:
     Net income                                                                                   $ 7,205             $ 7,163
     Adjustments to reconcile net income to net
         cash (used in) provided from operating activities:
            Provision for loan losses                                                               1,700               2,705
            Depreciation and amortization expense                                                   1,685               1,384
            Amortization of premiums and accretion of
                discount on securities, net                                                           235                 117
            Amortization of intangibles                                                               205                 186
            (Gain) Loss on sales of securities                                                        (86)               (185)
            (Gain) Loss on sales of loans receivable                                               (1,746)             (1,959)
            (Gain) Loss on sales of premises and equipment                                           (849)                 17
            (Gain) Loss on other real estate owned, net                                               650                  60
            Proceeds from sales of residential mortgage loans                                      71,818              95,464
            Residential mortgage loans originated for resale                                      (70,668)            (94,453)
     Changes in assets and liabilities:
         Accrued interest receivable                                                               (1,546)               (219)
         Other assets                                                                              (1,475)               (831)
         Income taxes payable                                                                          15                (413)
         Accrued interest payable                                                                    (597)               (996)
         Other liabilities                                                                          1,282               1,491
                                                                                           ---------------      --------------
            Net cash (used in) provided from operating activities                                   7,828               9,531
                                                                                           ---------------      --------------
Investing activities:
     Proceeds from sales/calls of available for sale securities                                    16,415              13,968
     Proceeds from principal repayments and maturities:
         Held to maturity securities                                                               15,408              24,521
         Available for sale securities                                                              7,300              25,112
     Purchases of held to maturity securities                                                     (19,916)            (19,105)
     Purchases of available for sale securities                                                   (58,979)            (26,519)
     Loans originated and principal repayments, net                                               (29,193)            (65,332)
     Proceeds from sales of guaranteed student loans                                               18,703              25,186
     Purchases of premises and equipment                                                           (3,434)             (5,806)
     Proceeds from sales of premises and equipment                                                  1,112                  82
     Proceeds from sales of other real estate owned                                                     -                 387
                                                                                           ---------------      --------------
            Net cash (used in) provided from investing activities                                 (52,584)            (27,506)
                                                                                           ---------------      --------------
Financing activities:
     Net increase (decrease) in deposits                                                          (16,954)            (10,614)
     Net increase (decrease) in short-term borrowings                                              49,444              36,566
     Net proceeds from issuance of common stock                                                     5,781                 209
     Redemption of preferred stock                                                                      -             (17,250)
     Reissuance of treasury stock                                                                      25                   -
     Purchases of treasury stock                                                                   (2,073)                  -
     Common stock dividends paid                                                                   (1,156)               (985)
     Preferred stock dividends paid                                                                     -              (1,190)
                                                                                           ---------------      --------------
            Net cash (used in) provided from financing activities                                  35,067               6,736
                                                                                           ---------------      --------------
Net increase (decrease) in cash and cash equivalents                                               (9,689)            (11,239)
Cash and cash equivalents,
     Beginning of period                                                                           32,339              36,259
                                                                                           ---------------      --------------
     End of period                                                                               $ 22,650            $ 25,020
                                                                                           ===============      ==============

See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands except per share data)

                                         Preferred Stock         Common Stock         Capital    Retained
                                        Shares     Amount      Shares      Amount     Surplus    Earnings
                                      -----------------------------------------------------------------------
Balance, January 1, 1998                  690,000      $690     3,787,839    $3,788     $24,764     $38,226

Cash dividends paid:
     Preferred, $1.15 per share                 -         -             -         -           -      (1,190)
     Common, $0.18 per share                    -         -             -         -           -        (683)
Cash dividends declared:
     Preferred, $0.575 per share                -         -             -         -           -           -
     Common, $0.09 per share                    -         -             -         -           -        (341)
Common stock issued:
     Employee Stock Option Plan                 -         -         4,000         4          55           -
     Employee Stock Purchase Plan               -         -         1,913         2          52           -
     Dividend Reinvestment Plan                 -         -         3,355         3          93           -
Preferred Stock Redeemed                 (690,000)     (690)            -         -     (15,632)       (928)
Change in unrealized gain
     (loss) on available for sale
     securities, net of tax                     -         -             -         -           -           -
Net income                                      -         -             -         -           -       7,163
                                      -----------------------------------------------------------------------

Balance, September 30, 1998                     -         -     3,797,107    $3,797      $9,332     $42,247
                                      =======================================================================



Balance, January 1, 1999                        -         -     3,799,065    $3,799      $9,369     $44,120

Cash dividends paid:
     Common, $0.20 per share                    -         -             -         -           -        (814)
Cash dividends declared:
     Common, $0.10 per share                    -         -             -         -           -        (400)
Common stock issued:
     Employee Stock Option Plan                 -         -        30,000        30         353           -
     Employee Stock Purchase Plan               -         -         2,345         1          29           -
     Dividend Reinvestment Plan                 -         -           722         1          16           -
     Public Offering                            -         -       250,000       250       5,101           -
Change in unrealized gain
     (loss) on available for sale
     securities, net of tax                     -         -             -         -           -           -
Treasury shares purchased                       -         -       (92,000)        -           -           -
Net income                                      -         -             -         -           -       7,205
                                      -----------------------------------------------------------------------

Balance, September 30, 1999                     -         -     3,990,132    $4,081     $14,868     $50,111
                                      =======================================================================


                                       Accumulated                   Total
                                          Other                     Share-
                                      Comprehensive    Treasury    holders'
                                      Income (Loss)      Stock      Equity
                                      ----------------------------------------
Balance, January 1, 1998                         $580           -     $68,048

Cash dividends paid:
     Preferred, $1.15 per share                     -           -      (1,190)
     Common, $0.18 per share                        -           -        (683)
Cash dividends declared:
     Preferred, $0.575 per share                    -           -           -
     Common, $0.09 per share                        -           -        (341)
Common stock issued:
     Employee Stock Option Plan                     -           -          59
     Employee Stock Purchase Plan                   -           -          54
     Dividend Reinvestment Plan                     -           -          96
Preferred Stock Redeemed                            -           -     (17,250)
Change in unrealized gain
     (loss) on available for sale
     securities, net of tax                       520           -         520
Net income                                          -           -       7,163
                                      ----------------------------------------

Balance, September 30, 1998                    $1,100           -     $56,476
                                      ========================================



Balance, January 1, 1999                         $513           -     $57,801

Cash dividends paid:
     Common, $0.20 per share                        -           -        (814)
Cash dividends declared:
     Common, $0.10 per share                        -           -        (400)
Common stock issued:
     Employee Stock Option Plan                     -           -         383
     Employee Stock Purchase Plan                   -          16          46
     Dividend Reinvestment Plan                     -           9          26
     Public Offering                                -           -       5,351
Change in unrealized gain
     (loss) on available for sale
     securities, net of tax                      (925)          -        (925)
Treasury shares purchased                           -      (2,073)     (2,073)
Net income                                          -           -       7,205
                                      ----------------------------------------

Balance, September 30, 1999                     $(412)    $(2,048)    $66,600
                                      ========================================


See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)


                                                            For the three months              For the nine months
                                                             ended September 30,              ended September 30,
                                                            1999             1998            1999             1998
                                                         ------------     -----------     ------------     ------------
Net income                                                    $2,640          $2,420           $7,205           $7,163

Other comprehensive income (loss), before tax:
     Unrealized holding gain (loss) on available
         for sale securities                                     250             945           (1,532)           1,051
     Reclassification adjustment for (gains) losses
         arising during the period                                (1)           (165)             (86)            (185)
                                                         ------------     -----------     ------------     ------------
     Other comprehensive income (loss), before tax             2,889           3,200            5,587            8,029

     Tax (expense) benefit related to items
         of other comprehensive income (loss)                    (55)           (312)             693             (346)
                                                         ------------     -----------     ------------     ------------

Other comprehensive income (loss), net of tax                 $2,834          $2,888           $6,280           $7,683
                                                         ============     ===========     ============     ============

See notes to unaudited consolidated financial statements.

                             SOUTHWEST BANCORP, INC.

              Notes to Unaudited Consolidated Financial Statements


NOTE 1:  GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, cash flows and comprehensive income in conformity with generally accepted accounting principles. However, the consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation. The results of operations and cash flows for the nine months ended September 30, 1999 and 1998 should not be considered indicative of the results to be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.


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


NOTE 3:  ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that Southwest recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Southwest will adopt SFAS No. 133 on January 1, 2001, as required. Management believes that adoption of SFAS No. 133 will not have a material impact on Southwest's consolidated financial condition or results of operations.

NOTE 4:  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is shown below for the indicated periods.

                                                                     For the nine                   For the
                                                                     months ended                 year ended
                                                                   September 30, 1999          December 31, 1998
                                                                  --------------------        --------------------
                                                                             (Dollars in thousands)
Balance at beginning of period                                                $10,401                      $8,282
Loans charged-off:
     Real estate mortgage                                                         208                         460
     Real estate construction                                                      10                           -
     Commercial                                                                   823                       1,320
     Installment and consumer                                                     661                         594
                                                                  --------------------        --------------------
         Total charge-offs                                                      1,702                       2,374
Recoveries:
     Real estate mortgage                                                          19                         105
     Commercial                                                                   316                         582
     Installment and consumer                                                     152                         426
                                                                  --------------------        --------------------
         Total recoveries                                                         487                       1,113
                                                                  --------------------        --------------------
Net loans charged-off                                                           1,215                       1,261
Provision for loan losses                                                       1,700                       3,380
                                                                  --------------------        --------------------
Balance at end of period                                                      $10,886                     $10,401
                                                                  ====================        ====================
Loans outstanding:
     Average                                                                 $804,170                    $756,611
     End of period                                                            803,161                     793,319
Net charge-offs to total average loans (annualized)                              0.20%                       0.17%
Allowance for loan losses to total loans                                         1.36%                       1.31%


Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.

                                                                          At                          At
                                                                   September 30, 1999          December 31, 1998
                                                                  --------------------        --------------------
                                                                              (Dollars in thousands)
Nonaccrual loans (1)                                                           $5,741                        $872
Past due 90 days or more                                                           14                         451
Restructured terms                                                                  -                           -
                                                                  --------------------        --------------------
     Total nonperforming loans                                                  5,755                       1,323
Other real estate owned                                                         3,029                       3,650
                                                                  --------------------        --------------------
     Total nonperforming assets                                                $8,784                      $4,973
                                                                  ====================        ====================

Nonperforming loans to loans receivable                                          0.72%                       0.17%
Allowance for loan losses to nonperforming loans                               189.16%                     786.17%
Nonperforming assets to loans receivable and
     other real estate owned                                                     1.09%                       0.62%

(1) The government-guaranteed portion of loans included in these totals was $810
(1999) and $177 (1998).


Southwest makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. The adequacy of the allowance for loan losses is determined by management based upon a number of factors including, among others, analytical reviews of loan loss experience in relation to outstanding loans and commitments; unfunded loan commitments; problem and nonperforming loans and other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; use of appraisals to estimate the value of collateral; and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Changes in the allowance may also occur because of changing economic conditions and their impact on economic prospects and the financial position of borrowers. Based upon this review, management established an allowance of $10.9 million, or 1.36% of total loans, at September 30, 1999 compared to an allowance of $10.4 million, or 1.31% of total loans, at December 31, 1998.

In establishing the level of the allowance for September 30, 1999, management considered a number of factors, including the increased risk inherent in commercial and commercial real estate loans, which are viewed as entailing greater risk than certain other categories of loans, charge-off history, and the growth in the loan portfolio over the last several years. Management also considered other factors, including the levels of types of credits, such as residential mortgage loans, deemed to be of relatively low risk. Southwest determined the level of the allowance for loan losses at September 30, 1999 was appropriate, after assessing these and other factors it deemed relevant. Management conducted a similar analysis in order to determine the appropriate allowance as of December 31, 1998.

Management strives to carefully monitor credit quality and the adequacy of the allowance for loan losses, and to identify loans that may become nonperforming. At September 30, 1999, total nonperforming loans were $5.8 million, or 0.72% of total loans, compared to $1.3 million, or 0.17% of total loans, at December 31, 1998. At any time, however, there are loans included in the portfolio that will result in losses to Southwest, but currently have not been identified as nonperforming or potential problem loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in nonperforming assets, and may lead to a material increase in charge-offs and the provision for loan losses in future periods.


NOTE 5:  LOANS RECEIVABLE

Southwest extends commercial and consumer credit primarily to customers in the State of Oklahoma, but its commercial lending operations are concentrated in the Stillwater, Tulsa, and Oklahoma City areas of the state. As a result, the collectibility of Southwest's loan portfolio can be affected by changes in the general economic conditions in the state and in those metropolitan areas. At September 30, 1999 and December 31, 1998, substantially all of Southwest's loans are collateralized with real estate, inventory, accounts receivable and/or other assets, or are guaranteed by agencies of the United States Government.

At September 30, 1999, loans to individuals and businesses in the healthcare industry totaled approximately $84.3 million, or 10% of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% or more of total loans.

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $5.7 million at September 30, 1999. During the first nine months of 1999, $170,000 in interest income was received on nonaccruing loans. If interest on those loans had been accrued, total interest income of $455,000 would have been recorded.


NOTE 6:  LONG-TERM DEBT

The guaranteed preferred beneficial interests in Southwest's subordinated debentures represent interests in 9.30% subordinated debentures ("Subordinated Debentures"), due July 31, 2027, issued by Southwest to its subsidiary, SBI Capital, in connection with SBI Capital's Cumulative Trust Preferred Securities (the "Preferred Securities"). The Subordinated Debentures and related payments are SBI Capital's only assets.

The Preferred Securities meet the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Preferred Securities and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital.

NOTE 7:  EARNINGS PER COMMON SHARE

Basic earnings per common share is computed based upon net income, after deducting the dividend requirements of preferred stock, divided by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed based upon net income, after deducting the dividend requirements of preferred stock, divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. At September 30, 1999, there were 180,000 antidilutive options to purchase common shares. At September 30, 1998, there were no antidilutive options to purchase common shares.

The following is a reconciliation of net income available to common shareholders and the common shares used in the calculations of basic and diluted earnings per common share:

                                                              For the three months                 For the nine months
                                                               ended September 30,                 ended September 30,
                                                              1999               1998              1999              1998
                                                         --------------     -------------     -------------     -------------
                                                             (Dollars in thousands)               (Dollars in thousands)
Net income                                                      $2,640            $2,420            $7,205            $7,163
Less:  preferred stock dividend requirement                          -              (264)                -            (1,058)
Redemption of preferred stock in excess of
     the carrying amount                                             -              (928)                -              (928)
                                                         --------------     -------------     -------------     -------------
Net income available to common shareholders                     $2,640            $1,228            $7,205            $5,177
                                                         ==============     =============     =============     =============


Weighted average common shares outstanding:
     Basic earnings per share                                4,036,097         3,796,886         3,986,286         3,794,043
Effect of dilutive securities:
     Stock options                                              78,067           116,997            84,016           122,701
                                                         --------------     -------------     -------------     -------------
Weighted average common shares outstanding:
     Diluted earnings per share                              4,114,164         3,913,883         4,070,302         3,916,744
                                                         ==============     =============     =============     =============


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

Share Repurchase Program

Southwest announced in April 1999 that its Board of Directors (the "Board") authorized the repurchase of up to 5%, or 204,000 shares, of its outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under Southwest's dividend reinvestment, stock option, and employee benefit plans and for other corporate purposes. The share repurchases are expected to be made primarily on the open market from time to time until April 30, 2001, or earlier termination of the repurchase program by the Board. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting and other factors. At September 30, 1999, 92,000 shares had been repurchased at a total cost of $2.1 million.

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

SOUTHWEST BANCORP, INC.
AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)

                                                                  For the nine months ended September 30,
                                                                    1999                         1998
                                                         ----------------------------------------------------------
                                                              Average          Average     Average        Average
                                                              Balance         Yield/Rate   Balance       Yield/Rate
                                                         ----------------------------------------------------------
Assets:
     Loans receivable                                         $804,170           8.56%     $752,785           9.22%
     Investment securities                                     180,978           5.90       185,500           6.17
     Other interest-earning assets                               1,495           4.92         1,883           5.47
                                                         --------------               --------------
         Total interest-earning assets                         986,643           8.06       940,168           8.61
     Noninterest-earning assets                                 50,133                       43,273
                                                         --------------               --------------
         Total assets                                       $1,036,776                     $983,441
                                                         ==============               ==============

Liabilities and shareholders' equity:
     Interest-bearing demand                                   $45,797           1.86%      $43,927           2.34%
     Money market accounts                                      96,364           3.66        88,542           3.79
     Savings accounts                                            3,642           1.98         3,454           2.25
     Time deposits                                             578,111           5.08       599,219           5.52
                                                         --------------               --------------
         Total interest-bearing deposits                       723,914           4.67       735,142           5.10
     Short-term borrowings                                     109,998           4.87        51,826           5.28
     Long-term debt                                             25,013           9.30        25,013           9.30
                                                         --------------               --------------
         Total interest-bearing liabilities                    858,925           4.83       811,981           5.25
     Noninterest-bearing demand                                100,179                       88,416
     Other noninterest-bearing liabilities                      14,092                       14,740
     Shareholders' equity                                       63,580                       68,304
                                                         --------------               --------------
         Total liabilities and shareholders' equity         $1,036,776                     $983,441
                                                         ==============               ==============

     Interest rate spread                                                        3.23%                        3.36%
                                                                       ===============              ===============
     Net interest margin (1)                                                     3.85%                        4.08%
                                                                       ===============              ===============
     Ratio of average interest-earning assets
         to average interest-bearing liabilities               114.87%                      115.79%
                                                         ==============               ==============

(1)  Net interest margin = net interest income / total interest-earning assets

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

Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders, and has capitalized on its position as an Oklahoma owned and operated banking organization to increase its banking business. Southwest has grown from $434 million in assets at year-end 1993, to $1.070 billion at September 30, 1999, without acquiring other financial institutions. Southwest considers acquisitions of other financial institutions, however, from time to time, although it does not have any specific agreements or understandings for any such acquisition at present.


FINANCIAL CONDITION

Total Assets

Southwest's total assets were $1.070 billion at September 30, 1999, a 4% increase from $1.028 billion at December 31, 1998.

Loans Receivable

Loans were $803.2 million at September 30, 1999, a slight increase ($9.8 million) from December 31, 1998. Southwest experienced increases in the categories of residential mortgages ($11.0 million, or 13%), commercial loans ($9.7 million, or 4%), and real estate construction loans ($6.6 million, or 9%). These increases were offset by reductions in commercial mortgages ($13.5 million, or 5%), student loans ($2.6 million, or 4%) and consumer loans ($1.4 million, or 3%). The allowance for loan losses increased by $485,000, or 5%, from December 31, 1998 to September 30, 1999. At September 30, 1999, the allowance for loan losses was $10.9 million, or 1.36% of total loans, compared to $10.4 million, or 1.31% of total loans, at December 31, 1998. The increase in total loans from year-end 1998 to September 30, 1999 is the net result of growth from new loans and payoffs of old credits.

Investment Securities

Investment securities were $212.3 at September 30, 1999, an increase of $38.1 million, or 22%, compared to December 31, 1998. A Managed Investment Program
(MIP) was implemented during the third quarter to enhance shareholder value by maximizing Southwest's use of capital and returns on common equity. Under this program Southwest's investment securities have increased by approximately $34.4 million with funding from various wholesale funding sources. Generally, securities acquired had lower capital requirements than the basic 8% Risk Based Capital guidelines, and were classified as available for sale. Only securities with very high credit quality standards were considered as acceptable investments under the MIP. Management expects that this program will have somewhat higher interest rate risk and less credit risk or liquidity risk than commercial loans. All risk ratios will continue to be maintained within current policy guidelines.

Premises and Equipment

Premises and equipment increased by $1.5 million, as compared to December 31, 1998, primarily due to the construction of the new Tulsa Banking Center at 15th and Utica that opened in January 1999.

Deposits

Southwest's deposits decreased by $17.0 million, or 2%, from $843.1 million at December 31, 1998 to $826.1 million at September 30, 1999. Slight increases occurred in savings accounts and NOW accounts. These increases were offset by decreases in demand deposits ($10.1 million, or 8%), money market accounts ($1.7 million, or 2%), and time deposits ($5.7 million, or 1%) as compared to December 31, 1998. The reduction in deposits can be attributed to a decreasing rate environment during the current year.

Shareholders' Equity

Shareholders' equity increased by $8.8 million, or 15%, due primarily to earnings, net of common stock dividends, for the first nine months of 1999 and the net proceeds of the recent public offering of 250,000 shares of common stock. Shareholders' equity also benefited from a $455,000 increase due to proceeds of common stock issued through the employee stock purchase plan, the employee stock option plan and the dividend reinvestment plan. These increases were offset by a $925,000 decrease attributable to a change in the net unrealized gains on investment securities available for sale (net of tax) and a $2.1 million decrease attributable to the purchase of treasury stock. On September 30, 1999, Southwest and Stillwater National continued to exceed all applicable regulatory capital requirements.


RESULTS OF OPERATIONS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

Net income available to common shareholders was $7.2 million for the first nine months of 1999, up 39% over the $5.2 million recorded in the first nine months of 1998. Southwest redeemed its Series A Preferred Stock on September 1, 1998. For the first nine months of 1999, net income of $7.2 million was approximately the same as the $7.2 million recorded in the first nine months of 1998 before deduction of dividends on preferred stock and the adjustment for $928,000 of original issue costs on the redeemed preferred stock. Average common shares outstanding were 3,986,286 and 3,794,043 for the nine months ended September 30, 1999 and 1998. Basic and diluted earnings per common share increased to $1.81 and $1.77 per share for the first nine months of 1999 from $1.36 and $1.32 per share for the same period in 1998, respectively.

Net interest income remained substantially the same during the first nine months of 1999 compared to the first nine months of 1998. A $1.2 million, or 24%, increase in other income, a $1.0 million, or 37%, reduction in the provision for loan losses, and a $1,000 reduction in tax expense were offset by a $1.9 million, or 10%, increase in other expenses. For the first nine months of 1999, the return on average total equity and average common equity was 15.15% compared to a 14.02% return on average total equity and a 13.07% return on average common equity for the first nine months of 1998.

Net Interest Income

Net interest income remained substantially the same at $28.4 million for the first nine months of 1999 from $28.7 million for the same period in 1998 as interest income and interest expense decreased by nearly equal amounts. Yields on Southwest's interest-earning assets declined by 55 basis points, and the rates paid on Southwest's interest-bearing liabilities declined by 42 basis points, resulting in a decrease in the interest rate spread to 3.23% for the first nine months of 1999 from 3.36% for the first nine months of 1998. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 114.87% for the first nine months of 1999 from 115.79% for the first nine months of 1998, primarily due to the increase in short-term borrowings.

Total interest income for the first nine months of 1999 was $59.5 million, down 2% from $60.5 million during the same period in 1998. The principal cause of the lower interest income was a 66 basis point decline in the yield on loans, which was partially offset by a $51.4 million, or 7%, increase in the volume of average loans outstanding. During the same period, Southwest's average investment securities decreased $4.5 million, or 2%, and the related yield decreased to 5.90% from 6.17%.

Total interest expense for the first nine months of 1999 was $31.1 million, a decrease of 3% from $31.9 million for the same period in 1998. The decrease in total interest expense can be attributed to a 42 basis point drop in the rates paid on average interest-bearing liabilities, partially offset by an increase in average interest-bearing liabilities of $46.9 million, or 6%. Rates paid on deposits decreased for all categories.

Other Income

Other income increased by $1.2 million for the first nine months of 1999 compared to the first nine months of 1998 primarily as a result of $840,000 in gains on the sales of three former branch locations which were no longer occupied by Stillwater National. Other increases were $713,000 in service charges and fees. These increases were offset by a $213,000 reduction in gains on sales of loans and a $99,000 reduction in gains on sales of securities. The gains on sales of securities in 1999 and 1998 occurred when "available for sale" securities were called prior to their stated maturity date.

Other Expenses

Southwest's other expenses increased $1.9 million for the first nine months of 1999 compared to the first nine months of 1998. This increase was primarily the result of increases in general and administrative expense ($1.6 million) and occupancy expense ($623,000). These increases were offset by reductions in personnel expense ($285,000) and FDIC and other insurance ($10,000). The increase in general and administrative expense was due primarily to a $600,000 payment early in the second quarter of 1999 to settle pending litigation, $303,000 in offering expenses paid on behalf of the selling shareholders in Southwest's recent public offering and a $650,000 write-down of the carrying value of an other real estate property. The increase in occupancy expense was due primarily to increased data processing, depreciation and equipment costs, as systems, facilities and equipment continue to be upgraded, and other expenses related to opening the new Tulsa Utica building.


FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

Net Income

For the third quarter of 1999, Southwest recorded net income and net income available to common shareholders of $2.6 million. This was $220,000 more than the $2.4 million in net income and $1.4 million more than the $1.2 million in net income available to common shareholders (after deduction of dividends on preferred stock and the adjustment for redeeming the preferred stock) recorded for the third quarter of 1998. Southwest redeemed its Series A Preferred Stock on September 1, 1998. The increase in net income was primarily the result of a $330,000 reduction in the provision for loan losses. Average common shares outstanding were 4,036,097 for the third quarter of 1999 and 3,796,886 for the third quarter of 1998. Basic and diluted earnings per common share increased to $0.66 and $0.64 per share for the third quarter of 1999 from $0.32 and $0.31 per share for the same period in 1998, respectively.

Net interest income decreased $213,000, or 2%, for the third quarter of 1999 compared to the same period in 1998. This decrease in net interest income, as well as a $255,000, or 4%, increase in other expense, and a $102,000, or 8%, increase in tax expense, was offset by a $330,000, or 35%, decrease in the provision for loan losses and a $460,000, or 23%, increase in other income. For the third quarter of 1999, the return on average total equity and average common equity was 15.90% compared to a 14.49% return on average total equity and a 8.90% return on average common equity for the third quarter of 1998.

Net Interest Income

Net interest income decreased to $9.5 million for the third quarter of 1999 from $9.7 million for the same period in 1998 as the $263,000, or 1%, reduction in interest income was only partially offset by a $50,000, or less than 1%, reduction in interest expense. Yields on Southwest's interest-earning assets declined by 58 basis points, and the rates paid on Southwest's interest-bearing liabilities declined by 35 basis points, resulting in a reduction in the interest rate spread to 3.16% for the third quarter of 1999 from 3.39% for the second quarter of 1998. Net interest margin also declined from 4.10% to 3.79%. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 114.88% for the third quarter of 1999 from 115.93% for the third quarter of 1998, primarily due to the increase in short-term borrowings.

Total interest income for the third quarter of 1999 was $20.0 million, a 1% reduction from $20.3 million during the same period in 1998. The principal factor in the reduction of interest income was lower yields earned on interest-earning assets. Southwest's average yield on loans declined to 8.52% for the third quarter of 1999 from 9.18% in 1998. During the same period, average investment securities increased $17.0 million, or 9%, and the related yield declined to 5.89% from 6.07%. The reduction caused by lower yields was partially offset by the $39.3 million, or 5%, increase in the volume of average loans outstanding.

Total interest expense for the third quarter of 1999 was $10.5 million, a decrease of less than 1% from $10.6 million for the same period in 1998. The decrease in total interest expense can be attributed to a decrease in the rates paid on average interest-bearing liabilities, which declined to 4.83% from 5.18%. During the same period, average interest-bearing liabilities increased $55.2 million, or 7%. Rates paid on deposits decreased for all categories.

Other Income

Other income increased by $471,000 for the third quarter of 1999 compared to the same period of 1998 primarily as a result of $429,000 in gains on the sale of two former branch locations in Oklahoma City and Chickasha. Service charges and fees also increased $324,000. These increases were offset by a $171,000 reduction in gains on sales of loans and a $164,000 reduction in gains on sales of securities. The gains on sales of securities in 1999 and 1998 occurred when "available for sale" securities were called prior to their stated maturity date.

Other Expenses

Southwest's other expenses increased $255,000 for the third quarter of 1999 compared to the same period in 1998. This increase was primarily the result of increases in general and administrative expense ($410,000) and occupancy expense ($230,000). These increases were offset by reductions in personnel expense ($369,000) and FDIC and other insurance ($3,000). The increase in general and administrative expense was due primarily to the $500,000 write-down on an other real estate property. The increase in occupancy expense was due primarily to increased data processing, depreciation and equipment costs, as systems, facilities and equipment continue to be upgraded.


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

Taxes on Income

Southwest's income tax expense was $4.0 million for the first nine months of 1999 and 1998. Southwest's income tax expense for the third quarters of 1999 and 1998 was $1.5 and $1.4 million, respectively. Southwest's effective tax rates have been lower than the 34% Federal and 6% State statutory rates primarily because of tax-exempt income on municipal obligations and loans.


                                  * * * * * * *


LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans and investment securities. Southwest's portfolio of government-guaranteed student loans and SBA loans are also readily salable. Additional sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of core deposits and liquid assets, and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans, and operate the organization. Core deposits, defined as demand deposits, interest-bearing transaction accounts, savings deposits and certificates of deposit less than $100,000 were 73% and 79% of total deposits at September 30, 1999 and 1998, respectively.

Southwest uses various forms of short-term borrowings for cash management and liquidity purposes on a limited basis. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank, the Student Loan Marketing Association ("SLMA") and the Federal Home Loan Bank of Topeka ("FHLB"). Stillwater National carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program. Stillwater National has approved federal funds purchase lines with three other banks, a $35.0 million line of credit from the SLMA and a $195.6 million line of credit from the FHLB. Borrowings under the SLMA line would be secured by student loans. Borrowings under the FHLB line would be secured by all unpledged securities and other loans. During the first nine months of 1999, the only categories of short-term borrowings whose averages exceeded 30% of ending shareholders' equity were repurchase agreements and funds borrowed from the FHLB.

                                                            September 30, 1999                      September 30, 1998
                                                     ----------------------------------     -----------------------------------
                                                        Repurchase     Funds Borrowed          Repurchase      Funds Borrowed
                                                        Agreements     from the FHLB           Agreements      from the FHLB
                                                     ----------------------------------     -----------------------------------
                                                            (Dollars in thousands)                  (Dollars in thousands)
Amount outstanding at end of period                         $40,516         $100,000                $33,170          $20,000
Weighted average rate paid at end of period                   4.61%            5.33%                  4.97%            5.45%
Average Balance:
     For the three months ended                             $34,629          $86,242                $29,472          $26,945
     For the nine months ended                              $37,037          $66,460                $24,603          $20,282
Average Rate Paid:
     For the three months ended                               4.50%            5.26%                  4.97%            5.56%
     For the nine months ended                                4.41%            5.11%                  4.95%            5.53%
Maximum amount outstanding at any month end                 $41,238         $111,600                $33,170          $37,000


Stillwater National also has available unsecured brokered certificate of deposit lines of credit from Merrill Lynch & Co., Morgan Stanley Dean Witter and Salomon Smith Barney that total $260.0 million.

During the first nine months of 1999, cash and cash equivalents decreased by $9.7 million. This decline was the net result of cash used in investing activities of $52.6 million offset in part by cash provided from financing activities of $35.1 million (primarily from the increase in short-term borrowings) and cash provided from operating activities of $7.8 million.

During the first nine months of 1998, cash and cash equivalents decreased by $11.2 million. This decline was the net result of cash used in investing activities of $27.5 million offset in part by cash provided from financing activities of $6.8 million (primarily increased short-term borrowings) and cash provided from operating activities of $9.5 million.


CAPITAL RESOURCES

On March 19, 1999, Southwest completed its public offering of 1,061,231 shares of common stock. In April 1999, Southwest authorized the repurchase of up to 5%, or 204,000 shares, of outstanding common stock. See Note 8, Shareholders' Equity, in the Notes to the Unaudited Consolidated Financial Statements for additional information.

In the first nine months of 1999, total shareholders' equity increased $8.8 million, or 15%, as a result of the common stock offering, other share issuances, and earnings, offset in part by dividends, a decrease in net unrealized gains (losses) on investment securities and the purchase of treasury stock. Earnings, net of common stock dividends, contributed $6.0 million to shareholders' equity during this nine month period. The sale or issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan and the employee stock option plan contributed an additional $455,000 to shareholders' equity in the first nine months of 1999. Net unrealized gains (losses) on investment securities available for sale (net of tax) decreased to $(412,000) at September 30, 1999 compared to $513,000 at December 31, 1998.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On September 30, 1999, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 11.77%, a Tier I risk-based capital ratio of 10.20%, and a leverage ratio of 8.52%. As of September 30, 1999, Stillwater National also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Stillwater National by Federal bank regulators.

Southwest declared a dividend of $.10 per common share payable on October 1, 1999 to shareholders of record as of September 17, 1999.


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


YEAR 2000 ISSUES

Many computer programs have not been designed to properly recognize years after 1999. If not corrected, these programs could fail or create erroneous results. This Year 2000 ("Y2K") issue affects the entire banking industry because of its reliance on computers and other equipment that use computer chips. This problem is not limited to computer systems. Y2K issues may affect every system that has an embedded microchip, such as automated teller machines, elevators, vaults, heating, air conditioning, and security systems. Y2K issues may also affect the operation of third parties with whom Southwest does business such as vendors, suppliers, utility companies, and customers.

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

Southwest has created a task force to establish a Y2K plan to prevent or mitigate the adverse effects of the Y2K issue on Southwest and its customers. Goals of the Y2K plan include identifying Y2K risks related to information systems and equipment used by Southwest, informing customers of Y2K issues and risks they may encounter personally, implementing changes in systems and equipment necessary to achieve Y2K compliance, verifying that these changes are effective, and establishing a contingency plan for operations in 2000 if problems do arise. Federal bank examiners are examining all banking organizations for Y2K compliance. The Comptroller of the Currency last examined Southwest's Y2K compliance plan and its implementation progress in March 1999. In addition, the Board is carefully monitoring progress under the plan on a monthly basis.

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

        . Renovation - This phase involved obtaining and implementing upgraded software applications provided by Southwest's vendors, modifying system codes, reengineering Y2K vulnerable systems and programs, developing bridges for systems which cannot be reengineered, and changing files and databases as necessary. This phase has been completed.

        . Validation - During the validation phase, Southwest tested systems and software for Y2K compliance in an effort to identify and correct any errors that may have been identified in the renovation phase. This phase has been completed.

        . Implementation - In this phase, all new and revised systems will be implemented, data exchange issues will be resolved, and backup and recovery plans will be developed. This phase is in process and will be fully executed by December 31, 1999.

Based on information developed to date, management believes that the cost of remediation will not be material to Southwest's business, operations, liquidity, capital resources, or financial condition. Southwest estimates that total cash outlays in connection with Y2K compliance have totaled less than $500,000, excluding costs of employees involved in Y2K compliance activities. Southwest has funded Y2K expenditures through continuing operations; no further costs are anticipated, other than employment costs.

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


Item 1.    Legal proceedings
           None

Item 2.    Changes in securities
           None

Item 3.    Defaults upon senior securities
           None

Item 4.    Submission of matters to a vote of security holders

           None

Item 5.    Other information

                           DESCRIPTION OF COMMON STOCK

         The following material is provided for the purpose of updating descriptions of Southwest Bancorp, Inc. common stock previously filed with the United States Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

Authorized Capital Stock

         Southwest's Amended and Restated Certificate of Incorporation authorizes the issuance of up to: 20,000,000 shares of commons stock, $1.00 par value per share; 1,000,000 shares of serial preferred stock, $1.00 par value per share; and 1,000,000 shares of Class B serial preferred stock, par value $1.00 per share. As of September 30, 1999, Southwest had outstanding 3,990,132 shares of Common Stock. No shares of serial preferred stock or Class B serial preferred stock were outstanding at that date.

Common Stock

         Each share of Common Stock is entitled to one vote on all matters submitted to shareholders, except that in the election of directors, cumulative voting is permitted, which means that each holder has the right to cast as many votes in the aggregate as equal the total number of shares held by the shareholder multiplied by the number of directors to be elected, and may cast the whole number of votes to which the shareholder is entitled for any one or more candidates in his or her discretion.

         Holders of shares of Common Stock do not have preemptive rights to subscribe for shares of Common Stock or any other class of stock that may be issued in the future. The shares of Common Stock are not subject to redemption and, upon receipt by Southwest of the full purchase price therefor, will be fully paid and nonassessable.

         Each share of Common Stock participates equally in dividends which are payable when, as and if declared by Southwest's Board of Directors out of funds legally available for such purpose, and is entitled to share equally in the assets of Southwest available for distribution to shareholders in the event of liquidation of Southwest. If any shares of serial preferred stock or Class B serial preferred stock are issued, such shares may have priority in dividends or liquidation over shares of common stock.

Restrictions on Changes in Control

         Southwest's Amended and Restated Certificate of Incorporation requires the affirmative vote of not less than 80% of the outstanding voting stock of Southwest to authorize the merger or consolidation of Southwest with or a sale, exchange or lease of 25% or more of the assets of Southwest to any person or entity unless approval of the transaction is recommended by at least a majority of the entire Board of Directors.

         Under the Amended and Restated Certificate of Incorporation, the holders of at least 80% of Southwest's outstanding shares of voting stock and at least a majority of Southwest's outstanding shares of voting stock not including shares held by a

"Related Person," would be required to approve certain "Business Combinations," as defined in the Certificate of Incorporation. The increased voting requirements would apply in connection with Business Combinations involving a Related Person, except in cases where the proposed transaction was approved in advance by two-thirds of the members of the Board of Directors who are unaffiliated with the Related Person and who were directors prior to the time when the Related Person became a Related Person (the "Continuing Directors"). The term "Related Person" is defined to include any individual, corporation, partnership, or other entity that owns beneficially or controls, directly or indirectly, of 10% or more of the outstanding shares of voting stock of Southwest. A "Business Combination" is defined to include: (i) any merger or consolidation of Southwest with or into any Related Person; (ii) any sale, lease, exchange, mortgage, transfer or other disposition of all or a Substantial Part of the assets of Southwest or a subsidiary to any Related Person (the term "Substantial Part" is defined to include more than 25% of Southwest's total assets); (iii) any merger or consolidation of a Related Person with or into Southwest or a subsidiary of Southwest; (iv) any sale, lease, exchange, transfer, or other disposition of all or any Substantial Part of the assets of a Related Person to Southwest or a subsidiary of Southwest; (v) the issuance of any securities of Southwest or subsidiary of Southwest to a Related Person; (vi) any reclassification of Southwest's common stock, or any recapitalization involving Southwest's common stock; (vii) the acquisition by Southwest of any securities of the Related Person; and (viii) any agreement, contract or other arrangement providing for any of the above transactions.

         Under the Oklahoma General Corporation Act, mergers, consolidations and sales of substantially all of the assets of an Oklahoma corporation must generally be approved by a vote of the holders of a majority of the outstanding shares of stock entitled to vote thereon. Section 1090.3 of the Oklahoma General Corporation Act, however, restricts certain transactions between an Oklahoma corporation (or its majority owned subsidiaries), and a holder of 15% or more of the corporation's outstanding voting stock, together with affiliates or associates thereof (excluding persons who were 15% shareholders on September 1, 1991, or who become such by action of the corporation alone) (an "Interested Shareholder"). For a period of three years following the date that a shareholder became an Interested Shareholder, Section 1090.3 prohibits the following types of transactions between the corporation and the Interested Shareholder (unless certain conditions, described below, are met): (i) mergers or consolidations;
(ii) sales, leases, exchanges or other transfers of 10% or more of the aggregate assets of the corporation; (iii) issuances or transfers by the corporation of any stock of the corporation that would have the effect of increasing the Interested Shareholder's proportionate share of the stock of any class or series of the corporation; (iv) receipt by the Interested Shareholder of the benefit, except proportionately as a shareholder of the corporation, of loans, advances, guarantees, pledges or other financial benefits provided by the corporation; and
(v) any other transaction which has the effect of increasing the proportionate share of the stock of any class or series of the corporation that is owned by the Interested Shareholder. This restriction does not apply if: (1) before such person became an Interested Shareholder, the Board of Directors approved the transaction in which the Interested Shareholder becomes an Interested Shareholder or approved the business combination; or (2) upon consummation of the transaction which resulted in the shareholder's becoming an Interested Shareholder, the Interested Shareholder owned at least 85% of the voting stock of Southwest outstanding at the time the transaction commenced, excluding for purposes of determining the number of shares outstanding, those shares owned by
(i) persons who are directors and also officers, and (ii) employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or (3) on or subsequent to such date, the business combination is approved by the Board of Directors and authorized at an annual or special meeting of shareholders, and not by written consent, by the affirmative vote of at least two-thirds of the outstanding voting stock which is not owned by the Interested Shareholder. An Oklahoma corporation may exempt itself from the requirements of the statute by adopting an amendment to its certificate of incorporation.

         The Amended and Restated Certificate of Incorporation and Bylaws of Southwest provide that the Board of Directors of Southwest shall be divided into three classes which shall be as nearly equal in number as possible. The directors of each class hold office following their election for a period of three years, with only one-third (1/3) of the directors coming up for re-election each year. Each director serves until his or her successor is elected and qualified. Although such provisions may have the effect of making it more difficult and time consuming for a shareholder to gain control of Southwest, the Board of Directors believes these provisions provide greater continuity and stability in the management of Southwest and provide the Board with greater ability to negotiate with respect to any proposal for a business combination, corporate restructuring or other significant transaction in order to help assure that any transaction is in the best interests of shareholders. The classification of directors may reduce or eliminate the ability of shareholders with less than a majority of votes to elect a representative director by voting cumulatively.

         Under the Amended and Restated Certificate of Incorporation and Bylaws of Southwest any director or the entire Board may be removed at any time, but only for cause and only by the affirmative vote of the holders of at least 80% of the outstanding shares of capital stock of Southwest entitled to vote generally in the election of directors, cast at a meeting of shareholders called for that purpose. Additionally, the number of directors may be increased to as many as 21 (exclusive of directors, if any, to be elected by holders of preferred stock of Southwest, voting separately as a class) or decreased to as few as three by the Board of Directors, but no decrease shall result in the shortening of the term of any incumbent director. Vacancies in the Board of Southwest, however caused, and newly created directorships shall be filled by a vote of two-thirds (2/3) of the directors then in office, whether or not a quorum.

         The Amended and Restated Certificate of Incorporation and Bylaws of Southwest provide that special meetings of shareholders for any purpose can only be called by the Board of Directors of Southwest, or by a committee of the Board of Directors which has been duly designated by the Board. Neither shareholders nor any other person or persons may call a special meeting.

         The Amended and Restated Certificate of Incorporation of Southwest provides that the affirmative vote of not less than 80% of the outstanding shares of Southwest is required to amend the Certificate's provisions regarding election and removal of directors, amendment of the Certificate of Incorporation and Bylaws, indemnification, directors liability and certain business combinations and other transactions. The Bylaws may be repealed, altered, amended or rescinded by a vote of a majority of the Board of Directors or by the holders of at least 80% of the outstanding shares of capital stock of Southwest entitled to vote generally in the election of directors at a meeting of the shareholders called for that purpose.

         The Amended and Restated Certificate of Incorporation authorizes Southwest to issue shares of common stock and shares of serial preferred stock, from time to time as approved by the Board of Directors of Southwest without the approval of the shareholders. The ability of Southwest to issue additional shares could be construed as having an anti-takeover effect because it can dilute the voting or other rights of the proposed acquiror or create a substantial voting block in institutional or other hands.

         Southwest's Board of Directors adopted a Shareholder Rights Plan designed to protect Southwest's shareholders against acquisitions that the board believes are unfair or otherwise not in the best interests of shareholders or Southwest. Under the Rights Plan, each holder of record of Southwest's common stock as of the close of business on April 22, 1999, received one right per common share. The rights generally become exercisable if an acquiring party accumulates, or announces an offer to acquire, 10% or more of Southwest's voting stock. The rights will expire on April 22, 2009. Each right, in effect, will entitle the holder (other than the acquiring party) to buy, at the right's then current exercise price, Southwest common stock or equivalent securities having a value of twice the right's exercise price. The exercise price of each right was initially set at $110.00. In addition, upon the occurrence of certain events, holders of the rights would be entitled to purchase, at the then current exercise price, common stock or equivalent securities of an acquiring entity worth twice the exercise price. Under the Plan, Southwest also may exchange each right (other than rights owned by an acquiring party) for a share of its common stock or equivalent securities.

         The existence of the Shareholder Rights Plan may have the effect of making it more difficult and time consuming for a shareholder to gain control of Southwest without the approval of the Board of Directors. The Board of Directors believes this Shareholder Rights Plan represents a means of protecting the interests of Southwest's shareholders and providing a more orderly process for the Board to consider any unsolicited bid for control of Southwest that could deprive shareholders from realizing the full value of their investment in Southwest.

         The Amended and Restated Certificate of Incorporation of Southwest provides that nominations for the election of directors and proposals for any new business to be taken up at an annual or special meeting of shareholders may be made by the board of directors or by any shareholder of Southwest entitled to vote generally in the election of directors. However, in order for a shareholder to make any such nominations or proposals, he or she must give notice in writing of such nomination or proposal to the Secretary of Southwest not less than 30 nor more than 60 days prior to any such meeting unless less than 40 days' notice of the meeting has been given to shareholders in which case notice may be given up to the tenth day following notice to the shareholders.

         Southwest's Severance Compensation Plan contains provisions that may also deter acquisitions of control by requiring payments to participants upon termination following a change-in-control.

         In addition, acquisitions of control of Southwest must also be approved by the Board of Governors of the Federal Reserve System under the federal Bank Holding Company Act and the federal Control in Bank Control Act.


Item 6.    Exhibits and reports on Form 8-K

           (a) Exhibits.
                    Exhibit 3.1 Amendment to Restated Certificate of Incorporation of Southwest Bancorp, Inc.
                    Exhibit 3.2 Amended and Restated Certificate of Incorporation of Southwest Bancorp, Inc.
                    Exhibit 27       Financial Data Schedule

           (b) Reports on Form 8-K.
                    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTHWEST BANCORP, INC.
(Registrant)




By: /s/ Rick J. Green                                 November 5, 1999
   ---------------------------------------------      --------------------------
    Rick J. Green                                     Date
    President and Chief Executive Officer
    (Principal Executive Officer)




By: /s/ Kerby E. Crowell                              November 5, 1999
   ---------------------------------------------      --------------------------
    Kerby E. Crowell                                  Date
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial and Accounting Officer)