Form 10-K405
period 1999-12-31
SOUTHWEST BANCORP INC
filed 2000-03-24
CIK 914374

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Year Ended December 31, 1999

                        Commission File Number  0-23064

                            SOUTHWEST BANCORP, INC.
            (Exact name of registrant as specified in its charter)


           Oklahoma                                     73-1136584
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


608 South Main Street, Stillwater, Oklahoma                74074
(Address of principal executive office)                 (Zip Code)

      Registrant's telephone number, including area code: (405) 372-2230.

       Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $1.00 per share
                    ---------------------------------------
                               (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X       NO _____
     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's Common Stock is traded on the NASDAQ National Market under the symbol OKSB. The aggregate market value of the 2,600,665 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on March 17, 2000 was approximately $49 million based on the closing sales price of $19.00 per share of the registrant's Common Stock on that date. Solely for purposes of this calculation, it is assumed that directors, officers and 5% stockholders of the registrant are affiliates.

As of the close of business on March 17, 2000, 3,854,249 shares of the registrant's Common Stock were outstanding.

                      Documents Incorporated By Reference

Parts I and II:  Portions of the Annual Report to Shareholders for the year ended December 31, 1999 (the "Annual Report").

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2000 (the "Proxy Statement").

                   CAUTION ABOUT FORWARD-LOOKING STATEMENTS


     Southwest Bancorp, Inc. ("Southwest") makes forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements include:

     .    Statements of goals, intentions, and expectations;

     .    Estimates of risks and of future costs and benefits; and

     . Statements of Southwest's ability to achieve financial and other goals.

     These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by:

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

                                    PART I

ITEM 1. BUSINESS

General

     Southwest is a one-bank holding company headquartered in Stillwater, Oklahoma. Southwest provides commercial and consumer banking services through its sole banking subsidiary, Stillwater National Bank & Trust Company ("Stillwater National" or the "Bank"). Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, Southwest is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Bank is a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the "OCC"). The Bank's deposit accounts are insured by the Bank Insurance Fund (the "BIF") administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law.

Products and Services

     Southwest offers a wide variety of commercial and consumer lending and deposit services. Southwest has developed internet banking services, called "DirectBanker," for consumer and commercial customers, a highly automated lockbox, imaging and information service for commercial customers called "Business Mail Processing," and a deposit product that automatically sweeps excess funds from commercial demand deposit accounts and invests them in short-term borrowings ("Sweep Repurchase Agreements"). The commercial loans offered by Southwest include (i) commercial real estate loans, (ii) working capital and other commercial loans, (iii) construction loans, and (iv) Small Business Administration ("SBA") guaranteed loans. Consumer lending services include (i) government-guaranteed student loans, (ii) residential real estate loans and mortgage banking services, and (iii) personal lines of credit and other installment loans. Southwest also offers deposit and personal banking services, including (i) commercial deposit services such as Business Mail Processing, commercial checking and other deposit accounts, and (ii) retail deposit services such as certificates of deposit, money market accounts, checking accounts, NOW accounts, savings accounts and automatic teller machine ("ATM") access. Trust services, personal brokerage and credit cards are offered through independent institutions.

Strategic Focus

     Southwest's banking philosophy is to provide a high level of customer service, a wide range of financial services, and products responsive to customer needs. This philosophy has led to the development of a line of deposit and lending products that responds to customer needs for speed, efficiency and information. These include Southwest's Sweep Repurchase Agreements, Business Mail Processing, and Southwest's DirectBanker and other internet banking products, which complement Southwest's more traditional banking products. Southwest also emphasizes marketing to highly educated, professional and business persons in its markets. Southwest seeks to build close relationships with businesses, professionals and their principals and to service their banking needs throughout their business development and professional lives.

Organization

     Southwest's business operations are conducted through three regional divisions that offer commercial, consumer, and real estate lending services and retail and commercial deposit products in their market areas, and a home office that provides technology driven products, residential mortgages, and government-guaranteed student loans. Southwest's support and control functions are centralized, although each region includes support and control staff. The organizational structure is designed to facilitate high customer service, prompt response, efficiency, and appropriate, uniform credit standards and other controls.

     Regional Divisions. The three regional divisions are the Stillwater division, the Central Oklahoma division (which includes Oklahoma City and Chickasha) and the Tulsa division. The Stillwater division serves the Stillwater market as a full-service community bank emphasizing both commercial and consumer lending. The Central Oklahoma division and the Tulsa division each have followed a more focused marketing strategy, targeting managers and professionals and Oklahoma-based businesses for lending, and offering more specialized services. All of the regional divisions focus on consumer and commercial financial services to local businesses and their senior employees and to other managers and professionals living and working in Southwest's market areas. Southwest has a high-service philosophy. Loan officers often meet at the customer's home or place of business to close loans. Third-party courier services often are used to collect commercial deposits.

     Home Office Business Operations. Southwest manages and offers products that are technology based, or that otherwise are more efficiently offered centrally, through its home office. These include products that are marketed through the regional offices, such as Southwest's internet banking products for commercial and retail customers (DirectBanker), commercial information and item processing services (Business Mail Processing), and residential mortgage loans, and products marketed and managed directly by central staff, such as student lending and cash dispensing machines.

     Southwest's technology products are marketed both to existing customers and to help develop new customer relationships. Use of these products by customers enables Southwest to serve its customers more effectively, use its resources more efficiently, and increase fee income.

     Southwest also manages its mortgage and student lending operations through its home office. Southwest markets its lending program directly to financial aid directors at Oklahoma colleges and universities. These loans are sold as they enter repayment. Southwest also originates first mortgage loans for sale to the Federal National Mortgage Association ("FNMA") or private investors. Servicing on these loans may be released in connection with the sale.

     Support and Control Functions. Support and control functions are centralized, although each regional division has support and control personnel. Southwest's philosophy of customer service extends to its support and control functions. Senior managers headquartered in the Stillwater offices travel to Oklahoma City and Tulsa to help in marketing and management. Southwest's Chief Executive Officer, Chief Lending Officer, and others meet in committee in the regional offices to consider credit proposals in order to ensure customers are given prompt decisions while maintaining uniform credit standards.

Banking Offices

     Banking Offices. Southwest has six full-service banking offices, two of which are located in each of Stillwater and Tulsa, Oklahoma, and one each in Oklahoma City and Chickasha, Oklahoma, and a loan production office in Oklahoma City. See "Item 2. Properties." Before 1999, laws of the state of Oklahoma limited the number and location of de novo branches that a bank could establish. Southwest has developed a business strategy that does not rely on an extensive branch network. National banks in Oklahoma now have broad ability to establish de novo branches anywhere in the state as a result of changes in state laws enacted in 1999, and interpretations of those laws by the OCC.

Regulation, Supervision, and Governmental Policy

     Following is a brief summary of certain statutes and regulations that significantly affect Southwest and Stillwater National. A number of other statutes and regulations affect Southwest and Stillwater National but are not summarized below.

     Bank Holding Company Regulation.  Southwest is registered as a bank holding
     -------------------------------
company under the Holding Company Act and, as such, is subject to supervision and regulation by the Federal Reserve. As a bank holding company, Southwest is required to furnish to the Federal Reserve annual and quarterly reports of its operations and additional information and reports. Southwest is also subject to regular examination by the Federal Reserve.

     Under the Holding Company Act, a bank holding company must obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, the bank holding company would directly or indirectly own or control more than 5% of the class; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

     Under the Holding Company Act, any company must obtain approval of the Federal Reserve prior to acquiring control of Southwest or Stillwater National. For purposes of the Holding Company Act, "control" is defined as ownership of more than 25% of any class of voting securities of Southwest or Stillwater National, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of Southwest or Stillwater National.

     The federal Change in Bank Control Act and the related regulations of the Federal Reserve require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the Federal Reserve before the person or persons acquire control of Southwest or Stillwater National. The Change in Bank Control Act defines "control" as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank.

     The Holding Company Act also limits the investments and activities of bank holding companies. In general, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, non-bank activities that are closely related to banking, and other financially related activities. The activities of Southwest are subject to these legal and regulatory limitations under the Holding Company Act and Federal Reserve regulations.

     The Gramm-Leach-Bliley Act of 1999 (the "GLB Act") made major changes in the historical restrictions on the non-bank activities of bank holding companies, and allows affiliations between types of companies that were previously prohibited. (See "Competition," below.) In general, bank holding companies that qualify as financial holding companies under the GLB Act may engage in an expanded list of non-bank activities. The GLB Act also created a new regulatory framework by expanding the extent to which non-bank and financially related activities of bank holding companies, including companies that become financial holding companies under the GLB Act, are subject to regulation and oversight by regulators other than the Federal Reserve. Many of the changes in law enacted by the GLB Act became effective March 11, 2000, although some become effective at later dates.

     The Federal Reserve also has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that holding company.

     The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulatory Capital Requirements."

     The Federal Reserve has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

     Bank Regulation.  As a national bank, Stillwater National is subject to the
     ---------------
primary supervision of the OCC under the National Bank Act. The prior approval of the OCC is required for a national bank to establish or relocate an additional branch office or to engage in any merger, consolidation, or significant purchase or sale of assets.

     Before 1999, laws of the state of Oklahoma severely limited the number and location of de novo branches that a bank could establish. National banks in Oklahoma now have broad ability to establish de novo branches anywhere in the state as a result of changes in state laws enacted in 1999, and interpretations of those laws by the OCC.

     The OCC regularly examines the operations and condition of Stillwater National, including but not limited to its capital adequacy, reserves, loans, investments, and management practices. These examinations are for the protection of Stillwater National's depositors and the BIF. In addition, Stillwater National is required to furnish quarterly and annual reports to the OCC. The OCC's enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

     The OCC has adopted regulations regarding the capital adequacy of national banks, which require national banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulatory Capital Requirements."

     No national bank may pay dividends from its paid-in capital. All dividends must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of a bank's net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund.

     The approval of the OCC is required prior to the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, Stillwater National is prohibited by federal statute from paying dividends or making any other capital distribution that would cause Stillwater National to fail to meet its regulatory capital requirements. Further, the OCC also has authority to prohibit the payment of dividends by a national bank when it determines that their payment would be an unsafe and unsound banking practice.

     Stillwater National is a member of the Federal Reserve System and its deposits are insured by the FDIC to the legal maximum of $100,000 for each insured depositor. Some of the aspects of the lending and deposit business of Stillwater National that are subject to regulation by the Federal Reserve and the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and deposit accounts. In addition, Stillwater National is subject to numerous federal and state laws and regulations that include specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms, and discrimination in credit transactions.

     Stillwater National is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, Southwest and other affiliates, and on investments in their stock or other securities. These restrictions prevent Southwest and Stillwater National's other affiliates from borrowing from Stillwater National unless the loans are secured by specified collateral, and require those transactions to have terms comparable to terms of arms-length transactions with third persons. In addition, secured loans and other transactions and investments by Stillwater National are generally limited in amount as to Southwest and as to any other affiliate to 10% of Stillwater National's capital and surplus and as to Southwest and all other affiliates together to an aggregate of 20% of Stillwater National's capital and surplus. Certain exemptions to these limitations apply to extensions of credit by, and other transactions between, Stillwater National to its subsidiaries. These regulations and restrictions may limit Southwest's ability to obtain funds from Stillwater National for its cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.

     Under OCC regulations, national banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards; prudent underwriting standards, including loan-to-value limits, that are clear and measurable; loan administration procedures; and documentation, approval, and reporting requirements. A bank's real estate lending policy must reflect consideration of the Guidelines for Real Estate Lending Policies (the "Guidelines") adopted by the federal bank regulators. The Guidelines, among other things, call for internal loan-to-value limits for real estate loans that are not in excess of the limits specified in the Guidelines. The Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

     The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well-capitalized, adequately capitalized, or undercapitalized -- based on the data reported to regulators. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Institutions that do not qualify as either well-capitalized or adequately capitalized are deemed to be undercapitalized. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk it poses to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions with demonstrated weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. Stillwater National has been informed that it is in the lowest-cost/best risk assessment category for the first assessment period of 2000.

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

     The risk-based capital rules of the Federal Reserve and the OCC require bank holding companies and national banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (noncumulative perpetual preferred stock with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; subordinated debt, intermediate-term preferred stock, and up to 45% of pre-tax net unrealized gains on available for sale equity securities.

     The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets.

     The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios: (i) supplementary capital is limited to no more than 100% of core capital; and (ii) the aggregate amount of certain types of supplementary capital is limited. In addition, the risk-based capital regulations limit the allowance for loan losses that may be included in capital to 1.25% of total risk-weighted assets.

     The federal bank regulatory agencies, including the OCC, have established a joint policy regarding the evaluation of commercial banks' capital adequacy for interest rate risk. Under the policy, the OCC's assessment of a bank's capital adequacy includes an assessment of Stillwater National's exposure to adverse changes in interest rates. The OCC has determined to rely on its examination process for such evaluations rather than on standardized measurement systems or formulas. The OCC may require banks that are found to have a high level of interest rate risk exposure or weak interest rate risk management systems to take corrective actions. Management believes its interest rate risk management systems and its capital relative to its interest rate risk are adequate.

     Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. Stillwater National did not have any trading assets or liabilities during 1999 or 1998, and was not required to maintain such supplemental capital.

     The OCC has established regulations that classify national banks by capital levels and provide for the OCC to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if Stillwater National has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A national bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 1999, Stillwater National was well-capitalized as defined in the OCC's regulations.

     For information regarding Southwest's and Stillwater National's compliance with their respective regulatory capital requirements, see "Management's Discussion and Analysis -- Capital Resources" on page 13 of the Annual Report, and "Note 6-Long-Term Debt" and "Note 9- Capital Requirements" of the Notes to Consolidated Financial Statements on pages 31 and 34, respectively, of the Annual Report.

Supervision and Regulation of Mortgage Banking Operations

     Southwest's mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans' Administration ("VA"), and FNMA with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as Southwest are required annually to submit to FNMA, FHA and VA audited financial statements, and each regulatory entity has its own financial requirements. Southwest's affairs are also subject to examination by the Federal Reserve, FNMA, FHA and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Fair Credit Reporting Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Southwest's mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.

Competition

     Stillwater National encounters competition primarily in seeking deposits and in obtaining loan customers. The level of competition for deposits is high. Stillwater National's principal competitors for deposits are other financial institutions, including other banks, credit unions, and savings institutions. Competition among these institutions is based primarily on interest rates and other terms offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities. Additional competition for depositors' funds comes from U.S. Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors, such as securities firms. Competition from credit unions has intensified in recent years as historic federal limits on membership have been relaxed. Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over banks and savings associations, which are fully subject to federal income taxes. Credit unions may use this advantage to offer rates that are highly competitive with those offered by banks and thrifts.

     Stillwater National also competes in its lending activities with other financial institutions such as savings institutions, credit unions, securities firms, insurance companies, small loan companies, finance companies, mortgage companies and other sources of funds. Many of Stillwater National's nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks and state regulations governing state chartered banks. As a result, such nonbank competitors have advantages over Stillwater National in providing certain services. A number of the financial institutions with which Stillwater National competes in both lending and deposit activities are larger than Stillwater National. In recent periods, competition has increased in Stillwater National's market area as new entrants and existing competitors have sought to more aggressively expand their loan and deposit market share, and as a result of Stillwater National's efforts to solicit larger loan customers, for whom there is greater competition. Southwest anticipates that competition may intensify as a result of acquisition of Oklahoma banks by out-of-state bank holding companies, increased branching by financial institutions taking advantage of Oklahoma's expanded branching powers, and the special advantages given to federal credit unions under current law. See " -- Regulation of Branch and Interstate Banking."

     The business of mortgage banking is highly competitive. Southwest competes for loan origination with other financial institutions, such as mortgage bankers, state and national commercial banks, savings and loan associations, credit unions and insurance companies. Many of Southwest's competitors have financial resources that are substantially greater than those available to Southwest. Southwest competes principally by providing competitive pricing, by motivating its sales force through the payment of commissions on loans originated, and by providing high quality service to builders, borrowers, and realtors.

     The Holding Company Act permits the Federal Reserve to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than that holding company's home state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Holding Company Act also prohibits the Federal Reserve from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Holding Company Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies.

     Federal banking laws also authorize the federal banking agencies to approve interstate merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks expressly prohibits merger transactions involving out-of-state banks. The State of Oklahoma allows out-of-state financial institutions to merge with Oklahoma banks and to establish branches in Oklahoma, subject to certain limitations.

     The GLB Act permits the creation of a new type of regulated entity, the financial holding company, that can offer a broad range of financial products. These new financial holding companies may engage in banking as well as types of securities, insurance, and other financial activities that had been prohibited for bank holding companies under prior law. The GLB Act also permits banks with or without holding companies to establish and operate financial subsidiaries that may engage in most financial activities in which financial holding companies may engage. Competition may increase as bank holding companies and other large financial service companies take advantage of the new activities and provide a wider array of products. By removing historical restrictions on affiliations between banks and certain types of companies, the GLB Act expands the number of potential acquirors of existing banks and bank holding companies, and makes it possible for bank holding companies to acquire new types of existing businesses.

Employees

     As of December 31, 1999, Southwest and Stillwater National employed 314 persons, including executive officers, loan and other banking and trust officers, branch personnel, and others. None of Southwest's or Stillwater National's employees is represented by a union or covered under a collective bargaining agreement. Management of Southwest and Stillwater National consider their employee relations to be excellent.

Executive Officers

     The following table sets forth information regarding the executive officers of Southwest and Stillwater National who are not directors.

Name                       Age     Position
----                       ---     --------
Kerby E. Crowell.........   50     Executive Vice President, Treasurer and Chief
                                   Financial Officer of Southwest and the Bank

Kimberly G. Sinclair.....   44     Executive Vice President and Chief
                                   Administrative Officer of the Bank

Mark A. Poole............   40     President, Tulsa division of the Bank

Joseph P. Root...........   35     President, Central Oklahoma division of the
                                   Bank

Patrick E. Zimmerman.....   38     President, Stillwater division of the Bank

Jerry L. Lanier..........   51     Executive Vice President, Credit
                                   Administration of the Bank

Charles H. Westerheide...   51     Senior Vice President and Treasury Manager of
                                   the Bank

     The principal occupations and business experience of each executive officer of Southwest are shown below.

     Kerby E. Crowell has served as Executive Vice President, Treasurer and Chief Financial Officer of Southwest and the Bank since 1986. Mr. Crowell joined the Bank in 1969. He is a Past President and Board member of the Oklahoma City Chapter of the Financial Executives Institute, and a member of the Bank Operations Committee of the Independent Community Bankers of America and the Federal Reserve's Industry Advisory Group on Electronic Check Presentment. He is past President and Director of the Oklahoma 4-H Foundation, Inc., Director and past President of the Payne County Affiliate of the American Diabetes Association, past President of the Stillwater Breakfast Kiwanis Club, the Bank Administration Institute's Northern Oklahoma Chapter, and the North Central Chapter of Certified Public Accountants, and past Vice Chairman of the Independent Community Bankers of America's Bank Services Committee. Mr. Crowell is also a graduate of the Leadership Stillwater Class XI.

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

     Joseph P. Root was appointed President of the Central Oklahoma division of the Bank in November 1997. Previously, Mr. Root was Senior Vice President in the Central Oklahoma division. Prior to joining the Bank in 1992, Mr. Root served as Credit Analyst form November 1987 to April 1989 and Private Banking Officer from May 1989 to July 1992 with Comerica Bank in Dallas, Texas. He is a member of the Oklahoma City Chamber of Commerce and the State Chamber of Commerce of Oklahoma, and of Robert Morris Associates. In addition, he is a member of the Oklahoma City Men's Dinner Club.

     Patrick E. Zimmerman has been President of the Stillwater division since July 1996. Prior to becoming President, Mr. Zimmerman served as Executive Vice President and Stillwater division Manager from December 1995 to July 1996, as Senior Vice President of Commercial Lending of the Bank from January 1995 to December 1995, as Vice President of Commercial Lending of the Bank from January 1992 to January 1995, and as the Administrative Vice President and Branch Manager of Farm Credit Services in Stillwater, an agricultural lending institution, from February 1987 to January 1992. Mr. Zimmerman is a member of the Stillwater Chamber of Commerce and a 1995 Graduate of Leadership Oklahoma. He currently serves as a board member of the Oklahoma State University Alumni Association. Mr. Zimmerman has also served as a board member of the Stillwater Chamber of Commerce, Stillwater Area United Way, and as a Director of the Stillwater Industrial Foundation. He was the Campaign Chairman for the 1996 Stillwater Area United Way Campaign and is past Chairman of the Board of the Stillwater Chamber of Commerce. Mr. Zimmerman is past president of the Stillwater Frontier Rotary Club and is past Chairman of the Banking Leadership Oklahoma Committee for the Oklahoma Bankers Association. Mr. Zimmerman is also a member of the Robert Morris Associates.

     Jerry L. Lanier was appointed Executive Vice President in Credit Administration in December 1999, supervising this area Company-wide. From January 1998 to December 1999, Mr. Lanier served as Senior Vice President in Credit Administration. From 1992 until joining the Bank in 1998, Mr. Lanier was a consultant specializing in loan review. During this same period he also served as court-appointed receiver for a number of Oklahoma-based insurance companies. From 1982-1992, Mr. Lanier served as President of American National Bank and Trust Co. of Shawnee, Oklahoma including service as Chief Executive Officer from 1987-92. From 1970-1981, he was a National Bank Examiner for the OCC in Oklahoma City, Oklahoma and Dallas, Texas, and, while an examiner, served as Regional Director of Special Surveillance from 1979 to 1981, and conducted bank examinations in Europe. Mr. Lanier has served as United Way Drive Chairman and President; Chairman of the Shawnee Advisory Board of Oklahoma Baptist University; Director of the Shawnee Chamber of Commerce; Director and Chairman of the Youth and Family Resource Center; and President and Trustee of the Shawnee Educational Foundation.

     Charles H. Westerheide is Senior Vice President and Treasury Manager of the Bank. He joined the Bank in 1997 coming from Bank of America (previously NationsBank), Wichita, Kansas (previously BankIV) where he served as Treasury/Funding Manager. Prior to joining BankIV, Mr. Westerheide served as Executive Vice President and Chief Financial Officer of Security Bank and Trust Co., Ponca City, Oklahoma. Mr. Westerheide has held a number of community leadership positions including Chairman of the Ponca City Chamber of Commerce, President of the Ponca City Foundation for Progress, Inc., and a director and officer of numerous community foundations and clubs. Mr. Westerheide is a graduate of Leadership Oklahoma, Class II.

Tabular Financial Information

     The following tabular financial information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in the Annual Report and incorporated by reference in Items 7 and 8 of this Form 10-K.

                             Rate/Volume Analysis

     The following table analyzes changes in interest income and interest expense of Southwest for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by the prior period's rate); and (ii) changes in rates (changes in rate multiplied by the prior period's volume). Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.

                                                    Year ended                        Year ended
                                                December 31, 1999                  December 31, 1998
                                                   Compared to                        Compared to
                                                December 31, 1998                  December 31, 1997
                                         --------------------------------    -----------------------------
                                                  Increase (decrease) attributable to change in:
                                                     Yield/         Net                 Yield/       Net
                                         Volume       Rate        Change     Volume      Rate      Change
                                         --------------------------------    -----------------------------
                                                               (dollars in thousands)
Interest earned on:
    Loans receivable (1)                 $2,726     $(2,373)     $   353     $5,137    $(1,677)   $ 3,460
    Investment securities                   251        (220)          31        684       (109)       575
    Federal funds sold                      (35)         (6)         (41)      (609)       (23)      (632)
                                         ------     -------      -------     ------    -------    -------
       Total interest income              2,942      (2,599)         343      5,212     (1,809)     3,403

Interest paid on:
    NOW accounts                             40        (171)        (131)       142        (29)       113
    Money market accounts                   246           9          255       (135)      (345)      (480)
    Savings accounts                         12         (14)          (2)       (10)       (10)       (20)
    Time deposits                          (957)     (2,145)      (3,102)      (659)    (1,470)    (2,129)
    Short-term borrowings                 3,272         (71)       3,201      2,555          -      2,555
    Long-term debt                            -           -            -        988          -        988
                                         ------     -------      -------     ------    -------    -------
       Total interest expense             2,613      (2,392)         221      2,881     (1,854)     1,027
                                         ------     -------      -------     ------    -------    -------

       Net interest income               $  329     $  (207)     $   122     $2,331    $    45    $ 2,376
                                         ======     =======      =======     ======    =======    =======

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

                       Investment Portfolio Composition

                              INVESTMENT PORTFOLIO

                                                            At December 31,
                                                   --------------------------------
                                                     1999        1998        1997
                                                   --------    --------    --------
                                                          (Dollars in thousands)
        U.S. Government and agency obligations     $105,763    $121,656    $154,209
        Obligations of states and political
             subdivisions                            31,170      15,372      10,953
        Mortgage-backed securities                   64,202      31,020      16,427
        Other securities                             10,547       6,623       6,151
                                                   --------    --------    --------
             Total investment securities           $211,682    $174,671    $187,740
                                                   ========    ========    ========

        Available for sale (fair value)            $131,379    $ 92,960    $ 96,896
        Held to maturity (amortized cost)            71,814      77,575      86,994
        Federal Reserve Bank and Federal
             Home Loan Bank Stock                     8,489       4,136       3,850
                                                   --------    --------    --------
             Total investment securities           $211,682    $174,671    $187,740
                                                   ========    ========    ========

     Southwest does not have any material amounts of investment securities or other interest-earning assets, other than loans, that would have been classified as nonperforming if such assets were loans, or which were recognized by management as potential problem assets based upon known information about possible credit problems of the borrower or issuer.

                         Investment Portfolio Maturity

     The following table shows the maturities, carrying value (amortized cost for investment securities being held to maturity or estimated fair value for investment securities available for sale), estimated fair market values and average yields for Southwest's investment portfolio at December 31, 1999. Yields are not presented on a tax-equivalent basis. Maturities of mortgage-backed securities are based on expected maturities. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers on the underlying mortgages may have the right to call or prepay obligations with or without prepayment penalties. The securities of no single issuer (other than the United States or its agencies), or in the case of securities issued by state and political subdivisions, no source or group of sources of repayment, accounted for more than 10% of shareholders' equity of Southwest at December 31, 1999.

                         INVESTMENT PORTFOLIO MATURITY

                                                               More than One Year          Five through            More than
                                       One Year or Less        through Five Years            Ten Years             Ten Years
                                     --------------------    ---------------------    --------------------    --------------------
                                     Amortized    Average    Amortized    Average     Amortized    Average    Amortized    Average
                                        Cost       Yield        Cost       Yield         Cost       Yield        Cost       Yield
                                     ---------    -------    ---------    --------    ---------    -------    ---------    -------
                                                                                          (Dollars in thousands)
Held to Maturity:
U.S. government and agency
  obligations                          $20,987      6.14%     $ 24,362       6.14%     $     -          -%      $    -          -%
Obligations of states and
  political subdivisions                 2,292      4.10        23,953       3.93          220       4.50            -          -
                                       -------                --------                 -------                  ------
    Total                               23,279      5.94        48,315       5.04          220       4.50            -          -
                                       -------                --------                 -------                  ------

Available for Sale:
U.S. government and agency
  obligations                            9,072      6.07        51,578       6.13          987       7.19            -          -
Obligations of states and
  political subdivisions                     -         -         1,394       4.07        3,400       4.42            -          -
Mortgage-backed securities               3,722      5.83        47,123       6.42        7,584       6.79        7,331       7.49
Other securities                             -         -            32       1.23            -          -        2,000       7.58
                                       -------                --------    -------      -------     ------       ------     ------
    Total                               12,794      6.00       100,127       6.23       11,971       6.15        9,331       7.51
                                       -------                --------    -------      -------     ------       ------     ------

       Total investment securities     $36,073      5.96      $148,442       5.85      $12,191       6.12       $9,331       7.51
                                       =======                ========                 =======                  ======

                                            Total Investment Securities
                                          -------------------------------
                                          Amortized     Market    Average
                                             Cost        Value     Yield
                                          ---------     ------    -------
Held to Maturity:
U.S. government and agency
  obligations                              $ 45,349    $ 45,108     6.14%
Obligations of states and
  political subdivisions                     26,465      25,979     3.95
                                           --------    --------
    Total                                    71,814      71,087     5.33
                                           --------    --------

Available for Sale:
U.S. government and agency
  obligations                                61,637      60,414     6.13
Obligations of states and
  political subdivisions                      4,794       4,705     4.32
Mortgage-backed securities                   65,760      64,202     6.55
Other securities                              2,032       2,058     7.48
                                           --------    --------
    Total                                   134,223     131,379     6.29
                                           --------    --------

       Total investment securities         $206,037    $202,466     5.96
                                           ========    ========

                                Loan Portfolio

The following table presents the composition of Southwest's loan portfolio, net of unearned interest:

                                                                           At December 31,
                                            1999               1998              1997               1996               1995
                                    -----------------  -----------------  -----------------  -----------------  ------------------
                                     Amount      %      Amount      %      Amount      %      Amount      %      Amount      %
                                    --------  -------  --------  -------  --------  -------  --------  -------  --------  --------
                                                                        (Dollars in thousands)
Real estate mortgage -
  One-to-four family residential    $102,973   12.07%  $ 83,657   10.55%  $ 79,843   11.10%  $ 61,175    9.49%  $ 42,988     8.08%
  Commercial                         263,216   30.86    275,729   34.75    223,672   31.10    196,163   30.43    160,126    30.10
Real estate construction              85,511   10.03     76,544    9.65     72,454   10.08     54,369    8.43     33,159     6.23
Commercial                           296,415   34.77    252,341   31.81    241,007   33.52    218,515   33.90    181,081    34.04
Installment and consumer -
  Government-guaranteed
    student loans                     69,873    8.19     65,242    8.22     64,390    8.95     61,959    9.61     67,388    12.67
  Credit cards                             -       -          -       -         73    0.01     20,839    3.23     21,869     4.11
  Other                               34,820    4.08     39,806    5.02     37,674    5.24     31,626    4.91     25,377     4.77
                                    --------  ------   --------  ------   --------  ------   --------  ------   --------  -------
                                     852,808  100.00%   793,319  100.00%   719,113  100.00%   644,646  100.00%   531,988   100.00%
                                              ======             ======             ======             ======             =======

Less: Allowance for loan loss        (11,190)           (10,401)            (8,282)            (7,139)            (5,813)
                                    --------           --------           --------           --------           --------
  Total                             $841,618           $782,918           $710,831           $637,507           $526,175
                                    ========           ========           ========           ========           ========

     Potential Nonperforming Loans. Those performing loans considered potential nonperforming loans, loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms over the next six months, amounted to approximately $17.8 million at December 31, 1999, compared to $ 22.9 million at December 31, 1998. Loans may be monitored by management and reported as potential nonperforming loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.

                  Allocation of the Allowance for Loan Losses

     The following table presents the allocation of the allowance for credit losses for the past five years, along with the percentage of total loans in each category.

                                                                                            At December 31,
                                             1999                      1998                      1997
                                    -----------------------   -----------------------   -----------------------
                                               Percent of                Percent of                Percent of
                                              Loans in Each             Loans in Each             Loans in Each
                                               Category to               Category to               Category to
                                     Amount    Total Loans     Amount    Total Loans     Amount    Total Loans
                                    --------  -------------   --------  -------------   --------  -------------
                                                                                         (Dollars in thousands)
Real estate mortgage -
  One-to-four family residential     $   602       12.07%      $   321        10.55%      $  488        11.10%
  Commercial                           1,128       30.86           851        34.75        1,073        31.10
Real estate construction               1,893       10.03           912         9.65          732        10.08
Commercial                             4,028       34.77         5,353        31.81        4,477        33.52
Installment and consumer -
  Government-guaranteed
    student loans                         56        8.19             -         8.22            -         8.95
  Credit cards                             -           -             -            -            1         0.01
  Other                                  491        4.08           510         5.02          573         5.24
Unallocated                            2,992                     2,454                       938
                                     -------     -------       -------      -------       ------       ------
  Total allowance for loan loss      $11,190      100.00%      $10,401       100.00%      $8,282       100.00%
                                     =======     =======       =======      =======       ======       ======
                                              1996                      1995
                                     -----------------------   -----------------------
                                                Percent of                Percent of
                                               Loans in Each             Loans in Each
                                                Category to               Category to
                                      Amount    Total Loans     Amount    Total Loans
                                     --------  -------------   --------  -------------
Real estate mortgage -
  One-to-four family residential       $  294        9.49%       $  176         8.08%
  Commercial                              584       30.43           538        30.10
Real estate construction                  457        8.43           310         6.23
Commercial                              4,597       33.90         3,688        34.04
Installment and consumer -
  Government-guaranteed
    student loans                           -        9.61             9        12.67
  Credit cards                            670        3.23           456         4.11
  Other                                   263        4.91            83         4.77
Unallocated                               274                       553
                                       ------      ------        ------       ------
  Total allowance for loan loss        $7,139      100.00%       $5,813       100.00%
                                       ======      ======        ======       ======

                  Certificates of Deposit of $100,000 or More

     The following table indicates the amount of Southwest's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1999:

                 Maturity Period                      Amount
         ---------------------------------           --------
              (Dollars in thousands)
         Three months or less (1)                    $ 81,262
         Over three through six months (1)             84,317
         Over six through 12 months (1)                92,439
         Over 12 months                                12,432
                                                     --------
                 Total                               $270,450
                                                     ========

          (1) The amount of certificates of deposit that mature within 12 months is $258.0 million. Southwest does not have any liquidity concerns as a result of the volume of these maturities.

     The tabular financial information set forth on pages 4 through 16 of the Annual Report, Note 1-"Summary of Significant Accounting and Reporting Policies" on pages 23 through 25 of the Annual Report, Note 3-"Loans Receivable" on pages 27 through 29 of the Annual Report, and Note 5-"Other Borrowed Funds" on pages 30 and 31 of the Annual Report are incorporated herein by reference.

ITEM 2.  PROPERTIES

     Page 43 of the Annual Report (listing executive and other offices) is hereby incorporated by reference.

ITEM 3.  LEGAL PROCEEDINGS

     Note 15--"Commitments and Contingencies" on page 38 of the Annual Report is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 1999, through solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     As of March 17, 2000, there were approximately 2,500 holders of record of Southwest's Common Stock. The section titled "Stock Information" on page 43 of the Annual Report is hereby incorporated by reference.

     For information regarding regulatory restrictions on Stillwater National's and, therefore, Southwest's payment of dividends, see Note 8 -- "Shareholders' Equity" on page 33 of the Annual Report, which is hereby incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The table titled "Selected Consolidated Financial Data" on pages 4 and 5 of the Annual Report is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pages 6 through 16 of the Annual Report are hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The section titled "Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk" on pages 14 and 15 of the Annual Report is hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pages 17 through 40 of the Annual Report are hereby incorporated by reference. The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and nominees for directors of Southwest and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions titled "Proposal I--Election of Directors" on pages 2 through 7 of the Proxy Statement, and Section 16(a) "Beneficial Ownership Reporting Compliance" on page 15 of the Proxy Statement, and is hereby incorporated by reference.

     Information concerning the executive officers of Southwest is included under the caption titled "Item 1. Business -- Executive Officers" of this report and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding the compensation of Southwest's directors and executive officers is included under the captions "Corporate Governance and Other Matters," "Executive Compensation and Other Benefits," and "Stock Performance Comparisons" on pages 10 through 14 of the Proxy Statement, and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding beneficial ownership of Southwest's common stock by certain beneficial owners and directors and executive officers of Southwest is included under the caption "Common Stock Owned by Directors and Executive Officers" on page 8 of the Proxy Statement and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with management is included under the caption "Certain Transactions" on page 14 of the Proxy Statement and is hereby incorporated by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents Filed as Part of this Report
          --------------------------------------

     (1)  Financial Statements. The following consolidated financial statements
          --------------------
     of Southwest included in the Annual Report to Shareholders for the year ended December 31, 1999, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.

     The following financial statements are filed as a part of this report:

     Independent Auditors' Report

     Consolidated Statements of Financial Condition at December 31, 1999 and
     1998

     Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements for the Years Ended December 31, 1999, 1998 and 1997

     (2)  Financial Statement Schedules.  All schedules for which provision is
          -----------------------------
made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

     (3)  Exhibits.  The following is a list of exhibits filed as part of this
          --------
Annual Report on Form 10-K.

  No.        Exhibit
  --         -------

  3.1 Amended and Restated Certificate of Incorporation of Southwest Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
  3.2        Bylaws of Southwest Bancorp, Inc. (incorporated by reference as
             Exhibit 3.2 to Registration Statement on Form S-1 (File No. 33-71168))
  4 Certificate of Designations for 9.20% Redeemable, Cumulative, Preferred Stock, Series A (incorporated by reference to Exhibit 4 to Quarterly Report on Form 10-Q for the quarter ended June 30,
             1995)
* 10.1       1992 Performance Unit Plan (incorporated by reference as Exhibit
             10.1 to Registration Statement on Form S-1 (File No. 33-71168))
* 10.2       Severance Compensation Plan (incorporated by reference as Exhibit
             10.2 to Registration Statement on Form S-1 (File No. 33-71168))
* 10.3 Southwest Bancorp, Inc. 1994 Stock Option Plan (incorporated by reference from Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993)
* 10.4 Southwest Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (File No. 33-97850))
* 10.5 Southwest Bancorp, Inc. 1999 Stock Option Plan (incorporated by reference from Exhibit 4 to

            Registration Statement on Form S-8 (File No. 333-92143))
   13       Annual Report to Shareholders for the Year Ended December 31, 1999
   21       Subsidiaries of the Registrant
   23       Independent Auditors' Consent
   24       Power of Attorney
   27       Financial Data Schedule

______________
* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

     (b)  Reports on Form 8-K.
          -------------------

     Southwest filed an 8-K dated December 16, 1999, reporting, in Item 5 of such form, the authorization of a new program for the repurchase of up to 5% of Southwest's Common Stock to replace a previously authorized repurchase program, and confirming the planned retirement of Robert L. McCormick as Chairman of the Board of Directors.


     (c)  Exhibits.  See (a)(3) above for all exhibits filed herewith and the
          --------
Exhibit Index.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SOUTHWEST BANCORP, INC.

March 23, 2000                       By: /s/ Rick Green
                                         ------------------------------------
                                         Rick Green
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Rick Green                                    March 23, 2000
------------------------------------
Rick Green
Director and Chief Executive Officer
(Principal Executive Officer)


/s/ Kerby E. Crowell                              March 23, 2000
------------------------------------
Kerby E. Crowell
Executive Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

     A majority of the directors of Southwest executed a power of attorney appointing Rick Green as their attorney-in-fact, empowering him to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Form 10-K for the year ended December 31, 1999. This report has been signed below by such attorney-in-fact as of March 23, 2000.

By: /s/ Rick Green
   ---------------------------------
   Rick Green
   Attorney-in-Fact for Majority of the
   Directors of Southwest