Form 10-Q
period 2000-03-31
SOUTHWEST BANCORP INC
filed 2000-05-11
CIK 914374

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------

                                    FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000.

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

                                    3,846,191
                                    ---------

                                     1 of 19

                             SOUTHWEST BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                        Page No.

PART I. FINANCIAL INFORMATION

     ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

            Unaudited Consolidated Statements of Financial Condition at
             March 31, 2000 and December 31, 1999                          3

            Unaudited Consolidated Statements of Operations for the
             three months ended March 31, 2000 and 1999                    4

            Unaudited Consolidated Statements of Cash Flows for the
             three months ended March 31, 2000 and 1999                    5

            Unaudited Consolidated Statements of Shareholders' Equity
             for the three months ended March 31, 2000 and 1999            6

            Unaudited Consolidated Statements of Comprehensive Income
             for the three months ended March 31, 2000 and 1999            7

            Notes to Unaudited Consolidated Financial Statements           8

            Average Balances, Yields and Rates                            12


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                          13


     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK                                                  17


PART II. OTHER INFORMATION                                                18


SIGNATURES                                                                19

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)
                                                                           March 31,    December 31,
                                                                             2000          1999
                                                                         -----------    -----------
Assets
Cash and cash equivalents                                                $    23,715    $    26,340
Investment securities:
   Held to maturity, fair value $67,730 (2000) and $71,087 (1999)             68,789         71,814
   Available for sale, amortized cost $144,008 (2000) and $134,223 (1999)    140,639        131,379
   Federal Reserve Bank and Federal Home Loan Bank Stock, at cost              8,584          8,489
Loans receivable, net of allowance for loan losses
   of $11,299 (2000) and $11,190 (1999)                                      877,633        841,618
Accrued interest receivable                                                   12,413          9,413
Premises and equipment, net                                                   20,938         20,800
Other assets                                                                  10,050         10,567
                                                                         -----------    -----------
      Total assets                                                       $ 1,162,761    $ 1,120,420
                                                                         ===========    ===========

Liabilities & shareholders' equity
Deposits:
   Noninterest-bearing demand                                            $   110,994    $   109,754
   Interest-bearing demand                                                    47,957         44,782
   Money market accounts                                                      93,695        101,302
   Savings accounts                                                            4,666          3,984
   Time deposits                                                             658,155        611,413
                                                                         -----------    -----------
      Total deposits                                                         915,467        871,235
                                                                         -----------    -----------
Income taxes payable                                                           1,168           --
Accrued interest payable                                                       6,879          6,004
Other liabilities                                                              3,219          2,094
Short-term borrowings                                                        145,623        151,820
Long-term debt:
   Guaranteed preferred beneficial interests in the Company's
     subordinated debentures                                                  25,013         25,013
                                                                         -----------    -----------
        Total liabilities                                                  1,097,369      1,056,166
                                                                         -----------    -----------
Commitments and contingencies                                                   --             --
Shareholders' equity:
   Common stock - $1 par value; 20,000,000 shares authorized;
      4,081,056 shares issued                                                  4,081          4,081
   Capital surplus                                                            14,842         14,855
   Retained earnings                                                          53,407         51,385
   Accumulated other comprehensive income (loss)                              (2,021)        (1,708)
   Treasury stock, at cost; 225,807 (2000) and 197,931 (1999) shares          (4,917)        (4,359)
                                                                         -----------    -----------
      Total shareholders' equity                                              65,392         64,254
                                                                         -----------    -----------
      Total liabilities & shareholders' equity                           $ 1,162,761    $ 1,120,420
                                                                         ===========    ===========

See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except earnings per share data)

                                                           For the three months
                                                              ended March 31,
                                                              2000      1999
                                                           --------  --------
Interest income:
   Interest and fees on loans                               $19,568   $17,258
   Investment securities:
      U.S. Government and agency obligations                  1,668     1,832
      Mortgage-backed securities                              1,060       448
      State and political subdivisions                          327       156
      Other securities                                          189       118
   Federal funds sold                                            39         4
                                                           --------  --------
      Total interest income                                  22,851    19,816

Interest expense:
   Interest-bearing demand                                      278       214
   Money market accounts                                      1,044       860
   Savings accounts                                              22        17
   Time deposits                                              8,740     7,509
   Short-term borrowings                                      2,191     1,194
   Long-term debt                                               582       582
                                                           --------  --------
      Total interest expense                                 12,857    10,376
                                                           --------  --------

Net interest income                                           9,994     9,440
   Provision for loan losses                                    825       675
                                                           --------  --------
Net interest income after provision for loan losses           9,169     8,765

Other income:
   Service charges and fees                                   1,429       998
   Other noninterest income                                     114        83
   Gain on sales of loans receivable                            453       606
   Gain on sales of investment securities                      --          81
                                                           --------  --------
      Total other income                                      1,996     1,768

Other expenses:
   Salaries and employee benefits                             3,566     3,359
   Occupancy                                                  1,579     1,472
   FDIC and other insurance                                      66        60
   Other real estate                                            317       232
   General and administrative                                 1,904     2,123
                                                           --------  --------
      Total other expenses                                    7,432     7,246
                                                           --------  --------
Income before taxes                                           3,733     3,287
   Taxes on income                                            1,287     1,177
                                                           --------  --------
Net income                                                  $ 2,446   $ 2,110
                                                           ========  ========
Basic earnings per share                                    $  0.63   $  0.55
                                                           ========  ========
Diluted earnings per share                                  $  0.62   $  0.54
                                                           ========  ========

See notes to unaudited consolidated financial statements

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
                                                            For the three months
                                                               ended March 31,
                                                              2000        1999
                                                           --------    --------
Operating activities:
  Net income                                               $  2,446    $  2,110
  Adjustments to reconcile net income to net
    cash (used in) provided from operating activities:
       Provision for loan losses                                825         675
       Depreciation and amortization expense                    620         653
       Amortization of premiums and accretion of
         discount on securities, net                             15          75
       Amortization of intangibles                               47          67
       (Gain) Loss on sales/calls of securities                --           (81)
       (Gain) Loss on sales of loans receivable                (453)       (606)
       (Gain) Loss on sales of premises and equipment            (4)       --
       (Gain) Loss on other real estate owned, net              258         150
       Proceeds from sales of residential mortgage loans     12,622      26,298
       Residential mortgage loans originated for resale     (12,640)    (27,202)
  Changes in assets and liabilities:
    Accrued interest receivable                              (3,000)       (635)
    Other assets                                                726        (113)
    Income taxes payable                                      1,168       1,034
    Accrued interest payable                                    875         (14)
    Other liabilities                                         1,089        (189)
                                                           --------    --------
      Net cash (used in) provided from operating activities   4,594       2,222
                                                           --------    --------
Investing activities:
  Proceeds from sales/calls of available for sale securities  1,000       7,419
  Proceeds from principal repayments and maturities:
    Held to maturity securities                               8,200       4,001
    Available for sale securities                             1,620       3,217
  Purchases of held to maturity securities                   (5,190)     (1,960)
  Purchases of available for sale securities                (12,403)     (9,952)
  Purchases of Federal Reserve Bank and Federal Home Loan
    Bank stock                                                  (95)       (711)
  Loans originated and principal repayments, net            (43,930)    (31,627)
  Proceeds from sales of guaranteed student loans             7,236      12,756
  Purchases of premises and equipment                          (779)     (1,665)
  Proceeds from sales of premises and equipment                  25        --
  Proceeds from sales of other real estate owned                 21        --
                                                           --------    --------
    Net cash (used in) provided from investing activities   (44,295)    (18,522)
                                                           --------    --------
Financing activities:
  Net increase (decrease) in deposits                        44,232       1,359
  Net increase (decrease) in short-term borrowings           (6,197)       (204)
  Net proceeds from issuance of common stock                     35       5,896
  Purchases of treasury stock                                  (606)       --
  Dividends paid                                               (388)       (342)
                                                           --------    --------
    Net cash (used in) provided from financing activities    37,076       6,709
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents         (2,625)     (9,591)
Cash and cash equivalents,
  Beginning of period                                        26,340      32,339
                                                           --------    --------
  End of period                                            $ 23,715    $ 22,748
                                                           ========    ========

See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)

                                                                                           Accumulated                   Total
                                                                                               Other                     Share-
                                          Common  Stock         Capital       Retained    Comprehensive   Treasury       holders'
                                        Shares      Amount      Surplus        Earnings   Income (Loss)     Stock        Equity
                                    ------------------------------------------------------------------------------------------------

Balance, January 1, 1999             3,799,065   $    3,799   $    9,369    $   44,120    $      513           -      $   57,801

Cash dividends declared:
   Common, $0.10 per share                 -            -            -            (408)          -             -            (408)
Common stock issued:
   Employee Stock Option Plan           30,000           30          353           -             -             -             383
   Employee Stock Purchase Plan            608            1           14           -             -             -              15
   Dividend Reinvestment Plan              323          -              8           -             -             -               8
   Public Offering                     250,000          250        5,240           -             -             -           5,490
Other comprehensive income
   (loss), net of tax                      -            -            -             -            (230)          -            (230)
Net income                                 -            -            -           2,110           -             -           2,110
                                    ------------------------------------------------------------------------------------------------

Balance, March 31, 1999              4,079,996   $    4,080   $   14,984    $   45,822    $      283           -      $   65,169
                                    ================================================================================================



Balance, January 1, 2000             4,081,056   $    4,081   $   14,855    $   51,385    $   (1,708)       (4,359)   $   64,254

Cash dividends declared:
   Common, $0.11 per share                 -            -            -            (424)          -             -            (424)
Common stock issued:
   Employee Stock Option Plan              -            -            (10)          -             -              23            13
   Employee Stock Purchase Plan            -            -             (2)          -             -              15            13
   Dividend Reinvestment Plan              -            -             (1)          -             -              10             9
Other comprehensive income
   (loss), net of tax                      -            -            -             -            (313)          -            (313)
Treasury shares purchased                  -            -            -             -             -            (606)         (606)
Net income                                 -            -            -           2,446           -             -           2,446
                                    ------------------------------------------------------------------------------------------------

Balance, March 31, 2000              4,081,056   $    4,081   $   14,842    $   53,407    $   (2,021)   $   (4,917)   $   65,392
                                    ================================================================================================


See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

                                                 For the three months
                                                    ended March 31,
                                                    2000       1999
                                                  --------   --------
Net income                                         $ 2,446    $ 2,110

Other comprehensive income (loss)
  Unrealized holding gain (loss) on available
    for sale securities                               (525)      (305)
  Reclassification adjustment for (gains) losses
    arising during the period                          -          (81)
                                                  --------   --------
  Other comprehensive income (loss), before tax       (525)      (386)
  Tax(expense) benefit related to items
    of other comprehensive income (loss)               212        156
                                                  --------   --------
  Other comprehensive income (loss), net of tax       (313)      (230)
                                                  --------   --------
Comprehensive income                               $ 2,133    $ 1,880
                                                  ========   ========

See notes to unaudited consolidated financial statements.

                             SOUTHWEST BANCORP, INC.

              Notes to Unaudited Consolidated Financial Statements

NOTE 1:  GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, cash flows and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. The results of operations and cash flows for the three months ended March 31, 2000 and 1999 should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

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

NOTE 3: ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires that Southwest recognize all derivatives at fair value and to recognize them in the statement of financial condition as an asset or liability, depending on Southwest's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. Southwest will adopt SFAS No. 133 on January 1, 2001, as required. Management of Southwest believes that adoption of the new method of accounting for derivatives and hedging activities will not have a material impact on Southwest's consolidated financial condition or results of operations.

NOTE 4: ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is shown below for the indicated periods.

                                               For the three      For the
                                               months ended      year ended
                                              March 31, 2000  December 31, 1999
                                             ---------------  -----------------
                                                    (Dollars in thousands)
Balance at beginning of period                      $ 11,190           $ 10,401
Loans charged-off:
   Real estate mortgage                                  338                307
   Real estate construction                              118                 10
   Commercial                                            250              1,229
   Installment and consumer                               98                802
                                             ---------------  -----------------
     Total charge-offs                                   804              2,348
Recoveries:
   Real estate mortgage                                    7                 30
   Commercial                                             39                382
   Installment and consumer                               42                230
                                             ---------------  -----------------
     Total recoveries                                     88                642
                                             ---------------  -----------------
Net loans charged-off                                    716              1,706
Provision for loan losses                                825              2,495
                                             ---------------  -----------------
Balance at end of period                            $ 11,299           $ 11,190
                                             ===============  =================
Loans outstanding:
   Average                                          $879,678           $808,142
   End of period                                     888,932            852,808
Net charge-offs to total average loans (annualized)     0.33%              0.21%
Allowance for loan losses to total loans                1.27%              1.31%



Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.
                                                   At                 At
                                             March 31, 2000  December 31, 1999
                                             --------------  -----------------
                                                  (Dollars in thousands)
Nonaccrual loans (1)                                 $5,119             $5,205
Past due 90 days or more                                 19                194
                                             --------------  -----------------
   Total nonperforming loans                          5,138              5,399
Other real estate owned                               1,775              1,729
                                             --------------  -----------------
   Total nonperforming assets                        $6,913             $7,128
                                             ==============  =================
Nonperforming loans to loans receivable                0.58%              0.63%
Allowance for loan losses to nonperforming
 loans                                               219.91%            207.26%
Nonperforming assets to loans receivable and
   other real estate owned                             0.78%              0.83%

(1) The government-guaranteed portion of loans included in these totals was $610 (2000) and $585 (1999).

Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest deems appropriate. An appropriate level of the allowance for loan losses is determined by management based upon a number of factors including, among others: analytical reviews of loan loss experience in relation to outstanding loans and commitments; unfunded loan commitments; problem and nonperforming loans and other loans presenting credit concerns; trends in loan growth, portfolio composition and quality; appraisals of the value of collateral; and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio.

In establishing the level of the allowance for March 31, 2000, management considered a number of factors that tended to indicate a potential need for an increased allowance level, including: the continued growth in the portfolio; the increased risk associated with the level of commercial and commercial real estate loans, which are viewed as entailing greater risk than certain other categories of loans; and charge-off history. Management also considered other factors, including the levels of types of credits, such as residential mortgage loans, deemed to be of relatively low risk, that tended to indicate the potential need for a lower allowance. Southwest determined the level of the allowance for loan losses at March 31, 2000 was appropriate, as a result of considering these and other factors it deemed relevant to an appropriate level of the allowance. Management conducted a similar analysis in order to determine the appropriate allowance as of December 31, 1999.

Management strives to carefully monitor credit quality and an appropriate level of the allowance for loan losses, and to identify loans that may become nonperforming. At March 31, 2000, total nonperforming loans were $5.1 million, or 0.58% of total loans, compared to $5.4 million, or 0.63% of total loans, at December 31, 1999. At any time, however, there are loans included in the portfolio that will result in losses to Southwest, but that have not been identified as nonperforming or potential problem loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in nonperforming assets, and may lead to a material increase in charge-offs and the provision for loan losses in future periods.

NOTE 5: LOANS RECEIVABLE

Southwest extends commercial and consumer credit primarily to customers in the State of Oklahoma, but its commercial lending operations are concentrated in the Stillwater, Tulsa, and Oklahoma City areas of the state. As a result, the collectibility of Southwest's loan portfolio can be affected by changes in the general economic conditions in the state and in those metropolitan areas. At March 31, 2000 and December 31, 1999, substantially all of Southwest's loans are collateralized with real estate, inventory, accounts receivable and/or other assets, or are guaranteed by agencies of the United States Government.

At March 31, 2000, loans to individuals and businesses in the healthcare industry totaled approximately $122.0 million, or 14% of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% or more of total loans.

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $5.1 million at March 31, 2000. During the first three months of 2000, $5,700 in interest income was received on nonaccruing loans. If interest on those loans had been accrued, additional total interest income of $151,500 would have been recorded.

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

NOTE 7: EARNINGS PER SHARE

Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury stock method. At March 31, 2000, there were 283,000 antidilutive options to purchase common shares. At March 31, 1999, there were 180,000 antidilutive options to purchase shares.

The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:

                                                For the three months
                                                  ended March 31,
                                                  2000        1999
                                               ---------   ---------
Weighted average shares outstanding:
   Basic earnings per share                    3,866,190   3,843,223
Effect of dilutive securities:
   Stock options                                  59,485      97,994
                                               ---------   ---------
Weighted average shares outstanding:
   Diluted earnings per share                  3,925,675   3,941,217
                                               =========   =========

NOTE 8:  SHAREHOLDERS' EQUITY

Share Repurchase Program

In April 1999, Southwest implemented a stock repurchase program covering 204,000 shares, or 5%, of its outstanding common stock. The program was completed by the end of 1999 with Southwest purchasing 204,000 shares at an average price of $22.05 per share, which reduced shareholders' equity $4.5 million. In December 1999, Southwest authorized the repurchase of an additional 5% of its current outstanding common stock. As of March 31, 2000, Southwest had purchased another 30,000 shares at an average price of $20.21 per share, which reduced shareholders' equity $606,250 during the first quarter of 2000. Repurchases may be made from time to time based on market conditions and other factors.

Shareholder Rights Plan

On April 22, 1999, Southwest adopted a Rights Plan designed to protect its shareholders against acquisitions that the Board of Directors believes are unfair or otherwise not in the best interests of Southwest and its shareholders. Under the Rights Plan, each holder of record of Southwest's common stock, as of the close of business on April 22, 1999, received one right per common share. The rights generally become exercisable if an acquiring party accumulates, or announces an offer to acquire, 10% or more of Southwest's voting stock. The rights will expire on April 22, 2009. Each right will entitle the holder (other than the acquiring party) to buy, at the right's then current exercise price, Southwest's common stock or equivalent securities having a value of twice the right's exercise price. The exercise price of each right was initially set at $110.00. In addition, upon the occurrence of certain events, holders of the rights would be entitled to purchase, at the then current exercise price, common stock or equivalent securities of an acquiring entity worth twice the exercise price. Under the Rights Plan, Southwest also may exchange each right, other than rights owned by an acquiring party, for a share of its common stock or equivalent securities.

SOUTHWEST BANCORP, INC.
AVERAGEBALANCES, YIELDS AND RATES
(Dollars in thousands)

                                                      For the three months ended March 31,
                                                           2000                 1999
                                                 -----------------------------------------------
                                                    Average   Average      Average   Average
                                                    Balance  Yield/Rate    Balance  Yield/Rate
                                                 -----------------------------------------------
Assets:
   Loans receivable                               $  879,678    8.95%    $  813,913     8.60%
   Investment securities                             215,268    6.05        173,019     5.97
   Other interest-earning assets                       3,234    5.60          1,027     3.95
                                                 ------------           ------------
     Total interest-earning assets                 1,098,180    8.37        987,959     8.13
   Noninterest-earning assets                         52,680                 48,780
                                                 ------------           ------------
     Total assets                                 $1,150,860             $1,036,739
                                                 ============           ============

Liabilities and shareholders' equity:
   Interest-bearing demand                        $   47,605    2.35%    $   45,403     1.91%
   Money market accounts                              97,958    4.29         97,043     3.59
   Savings accounts                                    4,323    2.05          3,528     1.95
   Time deposits                                     640,008    5.49        588,091     5.18
                                                 ------------           ------------
     Total interest-bearing deposits                 789,894    5.13        734,065     4.75
   Short-term borrowings                             154,570    5.70        102,790     4.71
   Long-term debt                                     25,013    9.30         25,013     9.30
                                                 ------------           ------------
     Total interest-bearing liabilities              969,477    5.33        861,868     4.88
   Noninterest-bearing demand                        101,246                 99,063
   Other noninterest-bearing liabilities              15,671                 16,530
   Shareholders' equity                               64,466                 59,278
                                                 ------------           ------------
     Total liabilities and shareholders' equity   $1,150,860             $1,036,739
                                                 ============           ============
   Interest rate spread                                         3.04%                   3.25%
                                                              =======                ========
   Net interest margin (1)                                      3.66%                   3.88%
                                                              =======                ========
   Ratio of average interest-earning assets
     to average interest-bearing liabilities          113.28%                114.63%
                                                 ============           ============

(1)  Net interest margin = net interest income / total interest-earning assets



                             SOUTHWEST BANCORP, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Forward-Looking Statements. This Management's Discussion and Analysis includes forward-looking statements, such as: statements of Southwest's goals, intentions, and expectations; estimates of risks and of future costs and benefits; and statements of Southwest's ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: future interest rates and other economic conditions; statements by suppliers of data processing equipment and services and government agencies; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest's past growth and performance do not necessarily indicate its future results.

You should read this Management's Discussion and Analysis of Southwest's consolidated financial condition and results of operations in conjunction with Southwest's unaudited consolidated financial statements and the accompanying notes.

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

Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders, and has capitalized on its position as an Oklahoma owned and operated banking organization to increase its banking business. Southwest has grown from $434 million in assets since becoming a public company at year-end 1993, to $1.163 billion at March 31, 2000, without acquiring other financial institutions. Southwest considers acquisitions of other financial institutions and other companies, however, from time to time, although it does not have any specific agreements or understandings for any such acquisition at present.

FINANCIAL CONDITION

Total Assets

Southwest's total assets were $1.163 billion at March 31, 2000, a 4% increase from $1.120 billion at December 31, 1999.

Loans Receivable

Loans were $888.9 million at March 31, 2000, a 4% increase ($36.1 million) from December 31, 1999. Southwest experienced increases in the categories of commercial loans ($13.2 million, or 4%), commercial real estate mortgages ($12.5 million, or 5%), real estate construction loans ($9.0 million, or 11%), residential mortgages ($1.0 million, or 1%) and student loans ($443,000, or 1%). The allowance for loan losses increased by $109,000, or 1%, from December 31, 1999 to March 31, 2000. At March 31, 2000, the allowance for loan losses was $11.3 million, or 1.27% of total loans, compared to $11.2 million, or 1.31% of total loans, at December 31, 1999. The increase in total loans from year-end 1999 to March 31, 2000 is the net result of growth from loan originations and payoffs.

Deposits

Southwest's deposits increased $44.2 million, or 5%, from $871.2 million at December 31, 1999 to $915.5 million at March 31, 2000. Increases occurred in time deposits ($46.7 million, or 8%), NOW accounts ($3.2 million, or 7%), demand deposits ($1.2 million, or 1%) and savings accounts ($682,000, or 17%). These increases were offset by a decrease in money market accounts ($7.6 million, or 8%) compared to December 31, 1999.

Shareholders' Equity

Shareholders' equity increased by $1.1 million, or 2%, due primarily to earnings, net of common stock dividends, for the first three months of 2000. This increase was offset by a $313,000 decrease attributable to a change in the net unrealized gains on investment securities available for sale (net of tax) and a $606,000 decrease attributable to the purchase of treasury stock. On March 31, 2000, Southwest and Stillwater National continued to exceed all applicable regulatory capital requirements.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

Net Income

For the first quarter of 2000, Southwest recorded net income of $2.4 million. This was $336,000 more than the $2.1 million in net income recorded for the first quarter of 1999. Average shares outstanding were 3,866,190 for the first quarter of 2000 and 3,843,223 for the first quarter of 1999. Basic and diluted earnings per share increased to $0.63 and $0.62 per share for the first quarter of 2000 from $0.55 and $0.54 per share for the same period in 1999, respectively.

Net interest income increased $554,000, or 6%, for the first quarter of 2000 compared to the same period in 1999. This increase in net interest income, as well as a $228,000, or 13%, increase in other income, was offset by a $186,000, or 3%, increase in other expense, a $150,000, or 22%, increase in the provision for loan losses and a $110,000, or 9%, increase in taxes on income. For the first quarter of 2000, the return on average total equity was 15.26% compared to a 14.44% return on average total equity for the first quarter of 1999.

Net Interest Income

Net interest income increased to $10.0 million for the first quarter of 2000 from $9.4 million for the same period in 1999 as the $3.0 million, or 15%, increase in interest income was only partially offset by a $2.4 million, or 24%, increase in interest expense. Yields on Southwest's interest-earning assets increased by 24 basis points, and the rates paid on Southwest's interest-bearing liabilities increased by 45 basis points, resulting in a reduction in the interest rate spread to 3.04% for the first quarter of 2000 from 3.25% for the first quarter of 1999. Net interest margin also declined from 3.88% to 3.66%. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 113.28% for the first quarter of 2000 from 114.63% for the first quarter of 1999, primarily due to the increase in short-term borrowings.

Total interest income for the first quarter of 2000 was $22.9 million, a 15% increase from $19.8 million during the same period in 1999. The principal factor in the increase of interest income was the $110.2 million increase in average interest-earning assets. Southwest's average loans increased $65.8 million, or 8%, and the related yield increased to 8.95% for the first quarter of 2000 from 8.60% in 1999. During the same period, average investment securities increased $42.2 million, or 24%, and the related yield increased to 6.05% from 5.97%.

Total interest expense for the first quarter of 2000 was $12.9 million, an increase of 24% from $10.4 million for the same period in 1999. The increase in total interest expense can be attributed to an increase in the rates paid on average interest-bearing liabilities, which increased to 5.33% from 4.88%. During the same period, average interest-bearing liabilities increased $107.6 million, or 12%. Rates paid on deposits increased for all categories.

Other Income

Other income increased by $228,000 for the first quarter of 2000 compared to the same period of 1999 primarily as a result of a $431,000 increase in service charges and fees. Other noninterest income also increased $31,000. These increases were offset by a $153,000 reduction in gains on sales of loans and an $81,000 reduction in gains on sales of securities. The change in service charges and fees was primarily due to increased ATM fees as Southwest expanded its ATM network in and outside of the state of Oklahoma. Southwest operated 216 ATM machines in nine states at March 31, 2000 compared to 136 machines in seven states at March 31, 1999. The gains on sales of securities in 1999 occurred when "available for sale" securities were called prior to their stated maturity date.

Other Expenses

Southwest's other expenses increased $186,000 for the first quarter of 2000 compared to the same period in 1999. This increase was primarily the result of a $207,000 increase in salaries and employee benefits, a $107,000 increase in occupancy expense, and an $85,000 increase in other real estate expense. These increases were offset by a $219,000 reduction in general and administrative expense. During the first quarter of 1999, $303,000 in offering expenses paid on behalf of the selling shareholders in Southwest's public offering increased other expenses, which was the primary factor in the reduction of general and administrative expense from the first quarter of 1999 to the first quarter of 2000.

Provision for Loan Losses

Southwest makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. An appropriate level of the allowance for loan losses is determined by management. See Note 4, Allowance for Loan Losses, in the Notes to Unaudited Consolidated Financial Statements for additional information.

Taxes on Income

Southwest's income tax expense was $1.3 million for the first three months of 2000 and $1.2 million for the same period in 1999. Southwest's effective tax rates have been lower than federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans.

                                 * * * * * * *

LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans. Southwest's portfolio of government-guaranteed student loans and SBA loans are also readily salable. Additional sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of deposits and liquid assets, and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans, and operate the organization.

Southwest has available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank of Topeka ("FHLB"), the Federal Reserve Bank, and the Student Loan Marketing Association ("SLMA"). Stillwater National carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program. Stillwater National has approved federal funds purchase lines totaling $19.0 million with three other banks. In addition, Stillwater National has available a $153.6 million line of credit from the FHLB and a $35.0 million line of credit from the SLMA. Borrowings under the FHLB line would be collateralized by all unpledged securities and other loans. Borrowings under the SLMA line would be collateralized by student loans. Stillwater National also has available unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Morgan Stanley Dean Witter and Salomon Smith Barney that total $260.0 million.

Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of direct obligations of the U.S. Government or U.S. Government Agency issues, which are designated as pledged with Stillwater National's safekeeping agent. The type of collateral required, and the retention of the collateral and the security sold minimize Stillwater National's risk of exposure to loss. These transactions are for one-to-four day periods.

During the first three months of 2000, the only categories of short-term borrowings whose averages exceeded 30% of ending shareholders' equity were repurchase agreements and funds borrowed from the FHLB.


                                                     March 31, 2000               March 31, 1999
                                            -------------------------------  ----------------------------
                                               Repurchase   Funds Borrowed    Repurchase  Funds Borrowed
                                               Agreements   from the FHLB     Agreements   from the FHLB
                                            -------------------------------  ----------------------------
                                                 (Dollars in thousands)         (Dollars in thousands)

Amount outstanding at end of period             $ 52,352      $ 92,300         $ 37,301      $ 55,350
Weighted average rate paid at end of period         5.33%         5.98%            4.36%         4.90%
Average Balance:
   For the three months ended                   $ 42,838      $110,004         $ 38,906      $ 56,077
Average Rate Paid:
   For the three months ended                       5.21%         5.90%            4.37%         4.91%
Maximum amount outstanding at any month end     $ 52,905      $127,850         $ 40,335      $ 73,000

During the first three months of 2000, cash and cash equivalents decreased by $2.6 million. This decline was the net result of cash used in investing activities of $44.3 million offset in part by cash provided from financing activities of $37.1 million (primarily from the increase in deposits) and cash provided from operating activities of $4.6 million.

During the first three months of 1999, cash and cash equivalents decreased by $9.6 million. This decline was the net result of cash used in investing activities of $18.5 million offset in part by cash provided from financing activities of $6.7 million (primarily from the issuance of common stock) and cash provided from operating activities of $2.2 million.

CAPITAL RESOURCES

In the first three months of 2000, total shareholders' equity increased $1.1 million, or 2%, as a result of earnings, offset in part by dividends, a decrease in net unrealized gains (losses) on investment securities and the purchase of treasury stock. Earnings, net of common stock dividends, contributed $2.0 million to shareholders' equity during this three month period. The sale or issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan and the employee stock option plan contributed an additional $35,000 to shareholders' equity in the first three months of 2000. Net unrealized gains (losses) on investment securities available for sale (net of tax) decreased to $(2.0) million at March 31, 2000 compared to $(1.7) million at December 31, 1999. Treasury stock purchases totaled $606,000 during the quarter.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On March 31, 2000, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 11.06%, a Tier I risk-based capital ratio of 9.58%, and a leverage ratio of 7.79%. As of March 31, 2000, Stillwater National also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Stillwater National by Federal bank regulators.

Southwest declared a dividend of $.11 per common share payable on April 3, 2000 to shareholders of record as of March 20, 2000.

EFFECTS OF INFLATION

The unaudited consolidated financial statements and related unaudited consolidated financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation.

                                 * * * * * * *

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 1999.

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


SOUTHWEST BANCORP, INC.
(Registrant)



By: /s/ Rick J. Green                              May 10, 2000
    -----------------------------------------      ----------------------------
    Rick J. Green                                  Date
    President and Chief Executive Officer
    (Principal Executive Officer)



By: /s/ Kerby E. Crowell                           May 10, 2000
    -----------------------------------------      ----------------------------
    Kerby E. Crowell                               Date
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial and Accounting Officer)