Form 10-Q
period 2000-06-30
SOUTHWEST BANCORP INC
filed 2000-08-10
CIK 914374

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------


                                    FORM 10-Q


         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000.

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

                                    3,805,157
                                    ---------

                             SOUTHWEST BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                                                   Page No.
PART I. FINANCIAL INFORMATION

        ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 Unaudited Consolidated Statements of Financial Condition at
                  June 30, 2000 and December 31, 1999                                                 3

                 Unaudited Consolidated Statements of Operations for the
                   six months ended June 30, 2000 and 1999                                            4

                 Unaudited Consolidated Statements of Cash Flows for the
                   six months ended June 30, 2000 and 1999                                            5

                 Unaudited Consolidated Statements of Shareholders' Equity
                   for the six months ended June 30, 2000 and 1999                                    6

                 Unaudited Consolidated Statements of Comprehensive Income
                   for the six months ended June 30, 2000 and 1999                                    7

                 Notes to Unaudited Consolidated Financial Statements                                 8

                 Average Balances, Yields and Rates                                                  12


        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                13


        ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                                        18


PART II.  OTHER INFORMATION                                                                          19


SIGNATURES                                                                                           20

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

                                                                                      June 30,        December 31,
                                                                                        2000              1999
                                                                                    --------------    -------------
Assets
Cash and cash equivalents                                                                $ 29,816         $ 26,340
Investment securities:
     Held to maturity, fair value $68,143 (2000) and $71,087 (1999)                        69,094           71,814
     Available for sale, amortized cost $147,977 (2000) and $134,223 (1999)               144,698          131,379
     Federal Reserve Bank and Federal Home Loan Bank Stock, at cost                         8,585            8,489
Loans receivable, net of allowance for loan losses
     of $11,613 (2000) and $11,190 (1999)                                                 891,566          841,618
Accrued interest receivable                                                                11,124            9,413
Premises and equipment, net                                                                20,690           20,800
Other assets                                                                                9,775           10,567
                                                                                    --------------    -------------
                Total assets                                                           $1,185,348       $1,120,420
                                                                                    ==============    =============

Liabilities & shareholders' equity
Deposits:
     Noninterest-bearing demand                                                         $ 115,559        $ 109,754
     Interest-bearing demand                                                               53,506           44,782
     Money market accounts                                                                 89,189          101,302
     Savings accounts                                                                       4,676            3,984
     Time deposits                                                                        642,562          611,413
                                                                                    --------------    -------------
         Total deposits                                                                   905,492          871,235
                                                                                    --------------    -------------
Income taxes payable                                                                           --               --
Accrued interest payable                                                                    7,168            6,004
Other liabilities                                                                           3,073            2,094
Short-term borrowings                                                                     177,850          151,820
Long-term debt:
     Guaranteed preferred beneficial interests in the Company's
         subordinated debentures                                                           25,013           25,013
                                                                                    --------------    -------------
            Total liabilities                                                           1,118,596        1,056,166
                                                                                    --------------    -------------
Commitments and contingencies                                                                  --               --
Shareholders' equity:
     Common stock -- $1 par value; 20,000,000 shares authorized;
         4,081,056 shares issued                                                            4,081            4,081
     Capital surplus                                                                       14,834           14,855
     Retained earnings                                                                     55,400           51,385
     Accumulated other comprehensive loss                                                  (1,968)          (1,708)
     Treasury stock, at cost; 266,900 (2000) and 197,931 (1999) shares                     (5,595)          (4,359)
                                                                                    --------------    -------------
                Total shareholders' equity                                                 66,752           64,254
                                                                                    --------------    -------------
                Total liabilities & shareholders' equity                               $1,185,348       $1,120,420
                                                                                    ==============    =============

     See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except earnings per share data)

                                                                  For the three months            For the six months
                                                                     ended June 30,                 ended June 30,
                                                                   2000          1999            2000           1999
                                                                -----------   ------------    -----------    ------------
Interest income:
     Interest and fees on loans                                    $20,329        $17,114        $39,897         $34,372
     Investment securities:
         U.S. Government and agency obligations                      1,673          1,747          3,341           3,579
         Mortgage-backed securities                                  1,161            446          2,221             894
         State and political subdivisions                              366            187            693             343
         Other securities                                              206            131            395             249
     Federal funds sold                                                  7             19             46              23
                                                                -----------   ------------    -----------    ------------
         Total interest income                                      23,742         19,644         46,593          39,460

Interest expense:
     Interest-bearing demand                                           316            205            594             419
     Money market accounts                                           1,040            866          2,084           1,726
     Savings accounts                                                   22             18             44              35
     Time deposits                                                   9,439          7,301         18,179          14,810
     Short-term borrowings                                           2,367          1,176          4,558           2,370
     Long-term debt                                                    581            581          1,163           1,163
                                                                -----------   ------------    -----------    ------------
         Total interest expense                                     13,765         10,147         26,622          20,523
                                                                -----------   ------------    -----------    ------------

Net interest income                                                  9,977          9,497         19,971          18,937
     Provision for loan losses                                         975            425          1,800           1,100
                                                                -----------   ------------    -----------    ------------
Net interest income after provision for loan losses                  9,002          9,072         18,171          17,837

Other income:
     Service charges and fees                                        1,508          1,127          2,937           2,125
     Other noninterest income                                          200            565            314             648
     Gain on sales of loans receivable                                 246            398            699           1,004
     Gain on sales of investment securities                             --              4             --              85
                                                                -----------   ------------    -----------    ------------
         Total other income                                          1,954          2,094          3,950           3,862

Other expenses:
     Salaries and employee benefits                                  3,566          3,497          7,132           6,856
     Occupancy                                                       1,680          1,321          3,259           2,793
     FDIC and other insurance                                           67             61            133             121
     Other real estate                                                  99            148            416             380
     General and administrative                                      1,880          2,311          3,784           4,434
                                                                -----------   ------------    -----------    ------------
         Total other expenses                                        7,292          7,338         14,724          14,584
                                                                -----------   ------------    -----------    ------------
Income before taxes                                                  3,664          3,828          7,397           7,115
     Taxes on income                                                 1,250          1,373          2,537           2,550
                                                                -----------   ------------    -----------    ------------
Net income                                                          $2,414         $2,455         $4,860          $4,565
                                                                ===========   ============    ===========    ============

Basic earnings per share                                            $ 0.63         $ 0.60         $ 1.26          $ 1.15
                                                                ===========   ============    ===========    ============
Diluted earnings per share                                          $ 0.63         $ 0.59         $ 1.25          $ 1.13
                                                                ===========   ============    ===========    ============

See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                               For the six months
                                                                                 ended June 30,
                                                                             2000               1999
                                                                         -------------       ------------
Operating activities:
     Net income                                                               $ 4,860            $ 4,565
     Adjustments to reconcile net income to net
         cash (used in) provided from operating activities:
            Provision for loan losses                                           1,800              1,100
            Depreciation and amortization expense                               1,242              1,099
            Amortization of premiums and accretion of
                discount on securities, net                                         4                155
            Amortization of intangibles                                            90                141
            (Gain) Loss on sales/calls of securities                                -                (85)
            (Gain) Loss on sales of loans receivable                             (699)            (1,004)
            (Gain) Loss on sales of premises and equipment                         (4)              (409)
            (Gain) Loss on other real estate owned, net                           214                150
            Proceeds from sales of residential mortgage loans                  25,081             50,193
            Residential mortgage loans originated for resale                  (23,637)           (52,731)
     Changes in assets and liabilities:
         Accrued interest receivable                                           (1,711)              (466)
         Other assets                                                            (556)              (399)
         Income taxes payable                                                       -                 (1)
         Accrued interest payable                                               1,164               (329)
         Other liabilities                                                        946                312
                                                                         -------------       ------------
            Net cash (used in) provided from operating activities               8,794              2,291
                                                                         -------------       ------------
Investing activities:
     Proceeds from sales/calls of available for sale securities                 1,046             11,415
     Proceeds from principal repayments and maturities:
         Held to maturity securities                                           13,400             10,410
         Available for sale securities                                          4,563              4,850
     Purchases of held to maturity securities                                 (10,705)           (10,310)
     Purchases of available for sale securities                               (19,340)           (14,436)
     Purchases of Federal Reserve Bank and Federal Home Loan
         Bank stock                                                               (96)              (925)
     Loans originated and principal repayments, net                           (65,929)            (8,654)
     Proceeds from sales of guaranteed student loans                           13,111             17,821
     Purchases of premises and equipment                                       (1,176)            (2,549)
     Proceeds from sales of premises and equipment                                 48                582
     Proceeds from sales of other real estate owned                             1,542                  -
                                                                         -------------       ------------
            Net cash (used in) provided from investing activities             (63,536)             8,204
                                                                         -------------       ------------
Financing activities:
     Net increase (decrease) in deposits                                       34,257            (19,975)
     Net increase (decrease) in short-term borrowings                          26,030              3,662
     Net proceeds from issuance of common stock                                    60              5,844
     Purchases of treasury stock                                               (1,317)              (337)
     Dividends paid                                                              (812)              (749)
                                                                         -------------       ------------
            Net cash (used in) provided from financing activities              58,218            (11,555)
                                                                         -------------       ------------
Net increase (decrease) in cash and cash equivalents                            3,476             (1,060)
Cash and cash equivalents,
     Beginning of period                                                       26,340             32,339
                                                                         -------------       ------------
     End of period                                                           $ 29,816           $ 31,279
                                                                         =============       ============

See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)

                                                                                       Accumulated                   Total
                                                                                          Other                     Share-
                                           Common Stock        Capital    Retained    Comprehensive    Treasury    holders'
                                         Shares      Amount    Surplus    Earnings    Income (Loss)      Stock      Equity
                                      ----------------------------------------------------------------------------------------
Balance, January 1, 1999                 3,799,065     $3,799     $9,369     $44,120             $513           -     $57,801

Cash dividends paid:
     Common, $0.10 per share                     -          -          -        (408)               -           -        (408)
Cash dividends declared:
     Common, $0.10 per share                     -          -          -        (406)               -           -        (406)
Common stock issued:
     Employee Stock Option Plan             30,000         30        353           -                -           -         383
     Employee Stock Purchase Plan            1,269          1         29           -                -           -          30
     Dividend Reinvestment Plan                722          1         16           -                -           -          17
     Public Offering                       250,000        250      5,164           -                -           -       5,414
Other comprehensive income
     (loss), net of tax                          -          -          -           -           (1,119)          -      (1,119)
Treasury shares purchased                        -          -          -           -                -        (337)       (337)
Net income                                       -          -          -       4,565                -           -       4,565
                                      ----------------------------------------------------------------------------------------

Balance, June 30, 1999                   4,081,056     $4,081    $14,931     $47,871            $(606)      $(337)    $65,940
                                      ========================================================================================



Balance, January 1, 2000                 4,081,056     $4,081    $14,855     $51,385          $(1,708)     (4,359)    $64,254

Cash dividends paid:
     Common, $0.11 per share                     -          -          -        (424)               -           -        (424)
Cash dividends declared:
     Common, $0.11 per share                     -          -          -        (421)               -           -        (421)
Common stock issued:
     Employee Stock Option Plan                  -          -        (10)          -                -          23          13
     Employee Stock Purchase Plan                -          -         (6)          -                -          31          25
     Dividend Reinvestment Plan                  -          -         (5)          -                -          27          22
Other comprehensive income
     (loss), net of tax                          -          -          -           -             (260)          -        (260)
Treasury shares purchased                        -          -          -           -                -      (1,317)     (1,317)
Net income                                       -          -          -       4,860                -           -       4,860
                                      ----------------------------------------------------------------------------------------

Balance, June 30, 2000                   4,081,056     $4,081    $14,834     $55,400          $(1,968)    $(5,595)    $66,752
                                      ========================================================================================

See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

                                                                For the three months               For the six months
                                                                   ended June 30,                    ended June 30,
                                                                2000             1999            2000             1999
                                                             ------------     -----------     ------------     ------------
Net income                                                        $2,414          $2,455           $4,860           $4,565

Other comprehensive income (loss)
     Unrealized holding gain (loss) on available
         for sale securities                                          90          (1,477)            (435)          (1,782)
     Reclassification adjustment for (gains) losses
         arising during the period                                     -              (4)               -              (85)
                                                             ------------     -----------     ------------     ------------
     Other comprehensive income (loss), before tax                    90          (1,481)            (435)          (1,867)
     Tax (expense) benefit related to items
         of other comprehensive income (loss)                        (37)            592              175              748
                                                             ------------     -----------     ------------     ------------
     Other comprehensive income (loss), net of tax                    53            (889)            (260)          (1,119)
                                                             ------------     -----------     ------------     ------------

Comprehensive income                                              $2,467          $1,566           $4,600           $3,446
                                                             ============     ===========     ============     ============

See notes to unaudited consolidated financial statements.

                             SOUTHWEST BANCORP, INC.

              Notes to Unaudited Consolidated Financial Statements


NOTE 1:  GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, cash flows and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. The results of operations and cash flows for the six months ended June 30, 2000 and 1999 should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.


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

                                                For the six         For the
                                               months ended       year ended
                                               June 30, 2000   December 31, 1999
                                               -------------   -----------------
                                                  (Dollars in thousands)
Balance at beginning of period                      $11,190            $10,401
Loans charged-off:
     Real estate mortgage                               438                307
     Real estate construction                           574                 10
     Commercial                                         548              1,229
     Installment and consumer                           233                802
                                               -------------    ---------------
         Total charge-offs                            1,793              2,348
Recoveries:
     Real estate mortgage                               123                 30
     Commercial                                         202                382
     Installment and consumer                            91                230
                                               -------------    ---------------
         Total recoveries                               416                642
                                               -------------    ---------------
Net loans charged-off                                 1,377              1,706
Provision for loan losses                             1,800              2,495
                                               -------------    ---------------
Balance at end of period                            $11,613            $11,190
                                               =============    ===============
Net charge-offs to total average loans
(annualized)                                           0.31%              0.21%
Allowance for loan losses to total loans               1.29%              1.31%


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

In establishing the level of the allowance for June 30, 2000, management considered a number of factors that tended to indicate a potential need for an increased allowance level, including: the continued growth in the portfolio; the increased risk associated with the higher volume of the loan portfolio invested in commercial and commercial real estate loans, which are viewed as entailing greater risk than certain other categories of loans; the nonperforming portion of the portfolio; and charge-off history. Management also considered other factors, including the relative volumes of the loan portfolio invested in certain types of credits, such as residential mortgage loans which are deemed to be of relatively low risk, that tended to indicate the potential need for a lower allowance. Southwest determined the level of the allowance for loan losses at June 30, 2000 was appropriate as a result of considering these and other factors it deemed relevant to an appropriate level of the allowance. Management conducted a similar analysis in order to determine the appropriate allowance as of December 31, 1999.

Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.

                                                                      At                    At
                                                                 June 30, 2000       December 31, 1999
                                                               ------------------    -----------------
                                                                       (Dollars in thousands)
Nonaccrual loans (1)                                                     $12,716               $5,205
Past due 90 days or more                                                      81                  194
                                                               ------------------    -----------------
     Total nonperforming loans                                            12,797                5,399
Other real estate owned                                                      298                1,729
                                                               ------------------    -----------------
     Total nonperforming assets                                          $13,095               $7,128
                                                               ==================    =================

Nonperforming loans to loans receivable                                     1.42%                0.63%
Allowance for loan losses to nonperforming loans                           90.75%              207.26%
Nonperforming assets to loans receivable and
     other real estate owned                                                1.45%                0.83%

(1) The government-guaranteed portion of loans included in these totals was $339 (2000) and $585 (1999).


Management strives to carefully monitor credit quality and an appropriate level of the allowance for loan losses, and to identify loans that may become nonperforming. At June 30, 2000, total nonperforming loans were $12.8 million, or 1.42% of total loans, compared to $5.4 million, or 0.63% of total loans, at December 31, 1999. This increase was primarily the result of the classification of one large credit. See Management's Discussion and Analysis for additional information. At any time, there are loans included in the portfolio that will result in losses to Southwest, but that have not been identified as nonperforming or potential problem loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in nonperforming assets, and may lead to a material increase in charge-offs and the provision for loan losses in future periods.


NOTE 5:  LOANS RECEIVABLE

Southwest extends commercial and consumer credit primarily to customers in the State of Oklahoma, but its commercial lending operations are concentrated in the Stillwater, Tulsa, and Oklahoma City areas of the state. As a result, the collectibility of Southwest's loan portfolio can be affected by changes in the general economic conditions in the state and in those metropolitan areas. At June 30, 2000 and December 31, 1999, substantially all of Southwest's loans are collateralized with real estate, inventory, accounts receivable and/or other assets, or are guaranteed by agencies of the United States Government.

At June 30, 2000, loans to individuals and businesses in the healthcare industry totaled approximately $119.9 million, or 13% of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% or more of total loans.

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $12.7 million at June 30, 2000. During the first six months of 2000, $5,700 in interest income was received on nonaccruing loans. If interest on those loans had been accrued, additional total interest income of $415,900 would have been recorded.


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


NOTE 7:  EARNINGS PER SHARE

Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury stock method. At June 30, 2000, there were 287,000 antidilutive options to purchase common shares. At June 30, 1999, there were 180,000 antidilutive options to purchase shares.

The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:

                                                              For the three months                 For the six months
                                                                 ended June 30,                      ended June 30,
                                                             2000              1999              2000              1999
                                                         -------------     -------------     -------------     -------------
Weighted average shares outstanding:
     Basic earnings per share                               3,837,442         4,077,420         3,851,816         3,960,968
Effect of dilutive securities:
     Stock options                                             40,262            76,305            50,531            87,066
                                                         -------------     -------------     -------------     -------------
Weighted average shares outstanding:
     Diluted earnings per share                             3,877,704         4,153,725         3,902,347         4,048,034
                                                         =============     =============     =============     =============

NOTE 8:  SHAREHOLDERS' EQUITY

Share Repurchase Program

In April 1999, Southwest implemented a stock repurchase program covering 204,000 shares, or 5%, of its outstanding common stock. The program was completed by the end of 1999 with Southwest purchasing 204,000 shares at an average price of $22.05 per share, which reduced shareholders' equity $4.5 million. In December 1999, Southwest authorized the repurchase of an additional 5% of its current outstanding common stock. During the first six months of 2000, Southwest purchased another 72,500 shares at an average price of $18.16 per share, which reduced shareholders' equity $1.3 million. Repurchases may be made from time to time based on market conditions and other factors. In making a decision regarding future repurchases, management will continue to balance the potential advantages to shareholders of such repurchases versus the reduction in equity needed to support potential asset and income growth that would result from the repurchases.

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

NOTE 9:  SUPPLEMENTAL CASH FLOWS INFORMATION

                                               For the six months ended June 30,
                                              ----------------------------------
                                                  2000              1999
                                              ----------------------------------
                                                     (dollars in thousands)

Cash paid for interest                          $25,458             $20,852
Cash paid for taxes on income                     2,674               3,292
Loans transferred to other real estate owned        325                   -
Other comprehensive loss, net of tax               (260)             (1,119)



SOUTHWEST BANCORP, INC.
AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)

                                                                              For the six months ended June 30,
                                                                            2000                            1999
                                                                ------------------------------------------------------------
                                                                   Average          Average         Average        Average
                                                                   Balance        Yield/Rate        Balance       Yield/Rate
                                                                ------------------------------------------------------------
Assets:
     Loans receivable                                               $886,790            9.05%       $808,417           8.57%
     Investment securities                                           218,207            6.12         172,359           5.90
     Other interest-earning assets                                     1,979            5.79           1,767           4.68
                                                            -----------------                ----------------
         Total interest-earning assets                             1,106,976            8.46         982,543           8.10
     Noninterest-earning assets                                       52,710                          49,766
                                                            -----------------                ----------------
         Total assets                                             $1,159,686                      $1,032,309
                                                            =================                ================

Liabilities and shareholders' equity:
     Interest-bearing demand                                         $48,070            2.48%        $45,445           1.86%
     Money market accounts                                            95,194            4.40          96,652           3.60
     Savings accounts                                                  4,470            1.98           3,577           1.97
     Time deposits                                                   647,456            5.65         584,349           5.11
                                                            -----------------                ----------------
         Total interest-bearing deposits                             795,190            5.29         730,023           4.69
     Short-term borrowings                                           155,854            5.88         100,587           4.75
     Long-term debt                                                   25,013            9.30          25,013           9.30
                                                            -----------------                ----------------
         Total interest-bearing liabilities                          976,057            5.48         855,623           4.84
     Noninterest-bearing demand                                      103,037                          99,235
     Other noninterest-bearing liabilities                            14,499                          15,045
     Shareholders' equity                                             66,093                          62,406
                                                            -----------------                ----------------
         Total liabilities and shareholders' equity               $1,159,686                      $1,032,309
                                                            =================                ================

     Interest rate spread                                                               2.98%                          3.26%
                                                                             ================                ===============
     Net interest margin (1)                                                            3.63%                          3.89%
                                                                             ================                ===============
     Ratio of average interest-earning assets
         to average interest-bearing liabilities                      113.41%                         114.83%
                                                            =================                ================

(1)  Net interest margin = net interest income / total interest-earning assets

                             SOUTHWEST BANCORP, INC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Forward-Looking Statements. This Management's Discussion and Analysis includes forward-looking statements, such as: statements of Southwest's goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessment of potential loan losses; and statements of Southwest's ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: future interest rates and other economic conditions; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest's past growth and performance do not necessarily indicate its future results.

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

Southwest offers a broad range of commercial and consumer banking and other financial services through full service offices in Stillwater, Oklahoma City, Tulsa and Chickasha, Oklahoma. Southwest devotes substantial efforts to marketing and providing services to local businesses, their primary employees, and to other managers and professionals living and working in Southwest's Oklahoma market areas. Southwest has developed a marketing and delivery system that uses alternative channels for providing financial services, including commercial and retail Internet banking and client site service, but does not rely on an extensive branch network.

Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders, and has capitalized on its position as an Oklahoma owned and operated banking organization to increase its banking business. Southwest has grown from $434 million in assets since becoming a public company at year-end 1993, to $1.185 billion at June 30, 2000, without acquiring other financial institutions. Southwest considers acquisitions of other financial institutions and other companies, however, from time to time, although it does not have any specific agreements or understandings for any such acquisition at present.


FINANCIAL CONDITION

Total Assets

Southwest's total assets were $1.185 billion at June 30, 2000, a 6% increase from $1.120 billion at December 31, 1999.

Loans Receivable

Loans were $903.2 million at June 30, 2000, a 6% increase ($50.4 million) from December 31, 1999. Southwest experienced increases in the categories of commercial loans ($20.3 million, or 7%), real estate construction loans ($15.9 million, or 19%), commercial real estate mortgages ($9.0 million, or 3%), student loans ($2.3 million, or 3%), residential mortgages ($2.2 million, or 2%), and consumer loans ($591,000, or 2%). The allowance for loan losses increased by $423,000, or 4%, from December 31, 1999 to June 30, 2000. At June 30, 2000, the allowance for loan losses was $11.6 million, or 1.29% of total loans, compared to $11.2 million, or 1.31% of total loans, at December 31, 1999. The increase in total loans from year-end 1999 to June 30, 2000 is the net result of continued growth in new loans, which is partially offset by payoffs of old credits.

Deposits

Southwest's deposits increased $34.3 million, or 4%, from $871.2 million at December 31, 1999 to $905.5 million at June 30, 2000. Increases occurred in time deposits ($31.1 million, or 5%), NOW accounts ($8.7 million, or 19%), demand deposits ($5.8 million, or 5%) and savings accounts ($692,000, or 17%). These increases were offset by a decrease in money market accounts ($12.1 million, or 12%) compared to December 31, 1999.

Shareholders' Equity

Shareholders' equity increased by $2.5 million, or 4%, due primarily to earnings, net of common stock dividends, for the first six months of 2000. This increase, as well as a $260,000 increase attributable to a change in accumulated other comprehensive loss, was partially offset by a $1.2 million decrease attributable to treasury stock transactions. On June 30, 2000, Southwest and Stillwater National continued to exceed all applicable regulatory capital requirements.


RESULTS OF OPERATIONS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

Net Income

For the first six months of 2000, Southwest recorded net income of $4.9 million. This was $295,000 more than the $4.6 million in net income recorded for the first six months of 1999. Average shares outstanding were 3,851,816 for the first six months of 2000 and 3,960,968 for the first six months of 1999. Basic and diluted earnings per share increased by more than 10% to $1.26 and $1.25 per share for the first six months of 2000 from $1.15 and $1.13 per share for the same period in 1999, respectively.

Net interest income increased $1.0 million, or 5%, for the first six months of 2000 compared to the same period in 1999. This increase in net interest income, as well as an $88,000, or 2%, increase in other income and a $13,000, or 1%, reduction in taxes on income, was offset by a $700,000, or 64%, increase in the provision for loan losses and a $140,000, or 1%, increase in other expense. For the first six months of 2000, the return on average total equity was 14.79% compared to a 14.75% return on average total equity for the first six months of 1999.

Net Interest Income

Net interest income increased to $20.0 million for the first six months of 2000 from $18.9 million for the same period in 1999 as the $7.1 million, or 18%, increase in interest income was only partially offset by a $6.1 million, or 30%, increase in interest expense. Yields on Southwest's interest-earning assets increased by 36 basis points, and the rates paid on Southwest's interest-bearing liabilities increased by 64 basis points, resulting in a reduction in the interest rate spread to 2.98% for the first six months of 2000 from 3.26% for the first six months of 1999. Net interest margin also declined to 3.63% from 3.89%. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 113.41% for the first six months of 2000 from 114.83% for the first six months of 1999.

Total interest income for the first six months of 2000 was $46.6 million, an 18% increase from $39.5 million during the same period in 1999. The principal factor in the increase of interest income was the $124.4 million increase in average interest-earning assets. Southwest's average loans increased $78.4 million, or 10%, and the related yield increased to 9.05% for the first six months of 2000 from 8.57% in 1999. During the same period, average investment securities increased $45.8 million, or 27%, and the related yield increased to 6.12% from 5.90%.

Total interest expense for the first six months of 2000 was $26.6 million, an increase of 30% from $20.5 million for the same period in 1999. The increase in total interest expense can be attributed to increases in the rates paid on average interest-bearing liabilities, which increased to 5.48% from 4.84%, and in the average balances outstanding of interest-bearing liabilities. During the same period, average interest-bearing liabilities increased $120.4 million, or 14%. Rates paid on deposits increased for all categories.

Other Income

Other income increased by $88,000 for the first six months of 2000 compared to the same period of 1999 primarily as a result of an $812,000 increase in service charges and fees. This increase was offset by a $334,000 reduction in other noninterest income, a $305,000 reduction in gains on sales of loans and an $85,000 reduction in gains on sales of securities. The change in service charges and fees was primarily due to increased ATM fees as Southwest expanded its ATM network in and outside of the state of Oklahoma. Southwest operated 226 ATM machines in nine states at June 30, 2000 compared to 172 machines in seven states at June 30, 1999. The reduction in other noninterest income was due to a $411,000 gain on the sale of a former branch location in Tulsa during the second quarter of 1999. The reduction in gains on sales of loans was due primarily to lower originations and subsequent sales of residential mortgage loans during 2000. During the first six months of 2000, $23.6 million in residential mortgage loans were originated and $25.1 million were sold as compared to $52.8 million originated and $50.2 million sold during the same period in 1999. The gains on sales of securities in 1999 occurred when "available for sale" securities were called prior to their stated maturity date.

Other Expenses

Southwest's other expenses increased $140,000 for the first six months of 2000 compared to the same period in 1999. This increase was primarily the result of a $466,000 increase in occupancy expense and a $276,000 increase in salaries and employee benefits. These increases were offset by a $650,000 reduction in general and administrative expense. The increase in occupancy expense is due primarily to increased depreciation and maintenance contract costs associated with the expansion of the ATM network and a payment to cancel a rental agreement for space in Tulsa after consolidating administrative departments into another office. The reduction in general and administrative expense was due primarily to a $600,000 payment early in the second quarter of 1999 to settle pending litigation and $303,000 in offering expenses paid during the first quarter of 1999 on behalf of the selling shareholders in Southwest's public offering.

Provision for Loan Losses

Southwest makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. An appropriate level of the allowance for loan losses is determined by management. See Note 4, Allowance for Loan Losses, in the Notes to Unaudited Consolidated Financial Statements for additional information. At June 30, 2000, total nonperforming loans were $12.8 million, or 1.42% of total loans, compared to $5.4 million, or 0.63% of total loans, at December 31, 1999. This increase was primarily the result of the classification of one large credit, originated in 1996, as a nonaccrual loan. Southwest may make one or more additional loans to facilitate the favorable resolution of the credit. Management does not expect a loss of principal on this newly classified credit and believes that revenues from the credit are likely to cover interest, although delays in payments are expected over the next six to nine months. Southwest has recorded the credit as a nonaccrual loan, and will record interest income on a cash basis while the credit remains in this status. Like any other forward-looking information, management's assessment of this credit, the likelihood of potential losses from it, and the timing of its resolution are based upon estimates and assumptions, and are subject to uncertainties, most of which are beyond Southwest's control.

Taxes on Income

Southwest's income tax expense was $2.5 million for the first six months of 2000 and $2.6 million for the same period in 1999. Southwest's effective tax rates have been lower than federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans.


FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

Net Income

For the second quarter of 2000, Southwest recorded net income of $2.4 million. This was $41,000 less than the $2.5 million in net income recorded for the second quarter of 1999. Average shares outstanding were 3,837,442 for the second quarter of 2000 and 4,077,420 for the second quarter of 1999. Basic and diluted earnings per share increased to $0.63 and $0.63 per share for the second quarter of 2000 from $0.60 and $0.59 per share for the same period in 1999, respectively.

Net interest income increased $480,000, or 5%, for the second quarter of 2000 compared to the same period in 1999. This increase in net interest income, as well as a $123,000, or 9%, reduction in taxes on income and a $46,000, or 1%, reduction in other expenses, was offset by a $550,000, or 129% increase in the provision for loan losses and a $140,000, or 7%, reduction in other income. For the second quarter of 2000, the return on average total equity was 14.34% compared to a 15.03% return on average total equity for the second quarter of 1999.

Net Interest Income

Net interest income increased to $10.0 million for the second quarter of 2000 from $9.5 million for the same period in 1999 as the $4.1 million, or 21%, increase in interest income was only partially offset by a $3.6 million, or 36%, increase in interest expense. Yields on Southwest's interest-earning assets increased by 50 basis points, and the rates paid on Southwest's interest-bearing liabilities increased by 84 basis points, resulting in a reduction in the interest rate spread to 2.93% for the second quarter of 2000 from 3.27% for the second quarter of 1999. Net interest margin also declined to 3.60% from 3.90%. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 113.51% for the second quarter of 2000 from 115.04% for the second quarter of 1999.

Total interest income for the second quarter of 2000 was $23.7 million, a 21% increase from $19.6 million during the same period in 1999. The principal factor in the increase of interest income was the $138.2 million increase in average interest-earning assets. Southwest's average loans increased $90.9 million, or 11%, and the related yield increased to 9.15% for the second quarter of 2000 from 8.55% in 1999. During the same period, average investment securities increased $49.1 million, or 29%, and the related yield increased to 6.20% from 5.84%.

Total interest expense for the second quarter of 2000 was $13.8 million, an increase of 36% from $10.1 million for the same period in 1999. The increase in total interest expense can be attributed to increases in the rates paid on average interest-bearing liabilities, which increased to 5.63% from 4.79%, and in the average balances outstanding of interest-bearing liabilities. During the same period, average interest-bearing liabilities increased $133.2 million, or 16%. Rates paid on deposits increased for all categories other than savings deposits.

Other Income

Other income declined by $140,000 for the second quarter of 2000 compared to the same period of 1999 primarily as a result of a $365,000 reduction in other noninterest income and a $152,000 reduction in gains on sales of loans. These reductions were partially offset by a $381,000 increase in service charges and fees. The reduction in other noninterest income was due to a $411,000 gain on the sale of a former branch location in Tulsa during the second quarter of 1999. The change in service charges and fees was primarily due to increased ATM fees as Southwest expanded its ATM network in and outside of the state of Oklahoma. The gains on sales of securities in 1999 occurred when "available for sale" securities were called prior to their stated maturity date.

Other Expenses

Southwest's other expenses declined $46,000 for the second quarter of 2000 compared to the same period in 1999. This reduction was primarily the result of a $431,000 reduction in general and administrative expense. This reduction was partially offset by a $359,000 increase in occupancy expense. The reduction in general and administrative expense was due primarily to a $600,000 payment early in the second quarter of 1999 to settle pending litigation. The increase in occupancy expense is due primarily to increased depreciation and maintenance contract costs associated with the expansion of the ATM network and the payment to cancel a rental agreement for space in Tulsa.

Taxes on Income

Southwest's income tax expense was $1.3 million for the second quarter of 2000 and $1.4 million for the same period in 1999. Southwest's effective tax rates have been lower than federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans.


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

Southwest has available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank of Topeka ("FHLB"), the F&M Bank of Tulsa ("F&M"), the Federal Reserve Bank, and the Student Loan Marketing Association ("SLMA"). Southwest has available a $5.0 million line of credit from F&M, $82,500 of which was outstanding at June 30, 2000. Stillwater National carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $1.8 million at June 30, 2000. Stillwater National has approved federal funds purchase lines totaling $19.0 million with three other banks; no amounts were outstanding on these lines at June 30, 2000. In addition, Stillwater National has available a $153.3 million line of credit from the FHLB and a $35.0 million line of credit from the SLMA. The FHLB line of credit had an outstanding balance of $117.6 million at June 30, 2000. The SLMA line expires April 20, 2007; no amount was outstanding on this line at June 30, 2000. Borrowings under the FHLB line would be collateralized by all unpledged securities and other loans. Borrowings under the SLMA line would be collateralized by student loans. Stillwater National also has available unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Morgan Stanley Dean Witter, Salomon Smith Barney, PaineWebber, Inc., and CountryWide Securities that total $415.0 million. Three of these lines of credit had balances included in total deposits of $146.6 million.

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

During the first six months of 2000, the only categories of short-term borrowings whose averages exceeded 30% of ending shareholders' equity were repurchase agreements and funds borrowed from the FHLB.

                                                                  June 30, 2000                          June 30, 1999
                                                     ----------------------------------     -----------------------------------
                                                        Repurchase     Funds Borrowed          Repurchase      Funds Borrowed
                                                        Agreements     from the FHLB           Agreements      from the FHLB
                                                     ----------------------------------     -----------------------------------
                                                          (Dollars in thousands)                  (Dollars in thousands)
Amount outstanding at end of period                           $58,420         $117,575                $41,238          $55,000
Weighted average rate paid at end of period                      5.57%            6.52%                  4.36%            4.89%
Average Balance:
     For the three months ended                               $53,751         $101,392                $37,622          $56,730
     For the six months ended                                 $48,294         $105,699                $38,261          $56,405
Average Rate Paid:
     For the three months ended                                  5.59%            6.31%                  4.36%            5.07%
     For the six months ended                                    5.42%            6.10%                  4.37%            4.99%
Maximum amount outstanding at any month end                   $58,420         $127,850                $41,238          $73,000

During the first six months of 2000, cash and cash equivalents increased by $3.5 million. This increase was the net result of cash provided from financing activities of $58.2 million (primarily from increases in deposits and short-term borrowings) and cash provided from operating activities of $8.8 million offset in part by cash used in net loan origination and other investing activities of $63.5 million.

During the first six months of 1999, cash and cash equivalents decreased by $1.1 million. This decline was the result of cash used in financing activities of $11.6 million (primarily from a decrease in total deposits) which was not entirely offset by cash generated from investing activities of $8.2 million and $2.3 million in cash provided from operating activities.


CAPITAL RESOURCES

In the first six months of 2000, total shareholders' equity increased $2.5 million, or 4%, as a result of earnings, offset in part by dividends, an increase in accumulated other comprehensive loss and the purchase of treasury stock. Earnings, net of common stock dividends, contributed $4.0 million to shareholders' equity during this six month period. The sale or issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan and the employee stock option plan contributed an additional $60,000 to shareholders' equity in the first six months of 2000. Accumulated other comprehensive loss increased to $2.0 million at June 30, 2000 compared to $1.7 million at December 31, 1999. Treasury stock purchases totaled $1.3 million during the first six months of 2000.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On June 30, 2000, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 11.19%, a Tier I risk-based capital ratio of 9.75%, and a leverage ratio of 7.84%. As of June 30, 2000, Stillwater National also met the criteria for categorization as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Stillwater National by Federal bank regulators.

Southwest declared a dividend of $.11 per common share payable on July 3, 2000 to shareholders of record as of June 19, 2000.


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


Item 1.    Legal proceedings
           None

Item 2.    Changes in securities
           None

Item 3.    Defaults upon senior securities
           None

Item 4.    Submission of matters to a vote of security holders

           At Southwest's annual shareholders' meeting, held on April 27, 2000, the shareholders of Southwest elected four Directors with terms expiring at the 2003 annual shareholders' meeting. The Directors elected and the shareholder vote in the election of each Director was as follows:

                                                 For               Withheld
                                                 ---               --------
           James E. Berry, II                 3,578,292             76,596
           Joe Berry Cannon                   3,577,292             77,596
           Alfred L. Litchenburg              3,617,907             36,981
           Robert B. Rodgers                  3,579,299             75,589

           Other Directors continuing in office following the annual shareholders' meeting were Rick J. Green, Tom D. Berry, J. Berry Harrison, Erd M. Johnson, Betty Kerns, David P. Lambert, Linford R. Pitts, Russell W. Teubner and Stanley R. White.

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


SOUTHWEST BANCORP, INC.
(Registrant)




By: /s/ Rick J. Green                                       August 9, 2000
   ------------------------------------------            --------------------
    Rick J. Green                                        Date
    President and Chief Executive Officer
    (Principal Executive Officer)




By: /s/ Kerby E. Crowell                                    August 9, 2000
   --------------------------------------------          --------------------
    Kerby E. Crowell                                     Date
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial and Accounting Officer)