Form 10-Q
period 2000-09-30
SOUTHWEST BANCORP INC
filed 2000-11-14
CIK 914374

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                     -------------------------------------


                                   FORM 10-Q


     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 2000.

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

                                  3,786,807
                                  ---------

                            SOUTHWEST BANCORP, INC.

                              INDEX TO FORM 10-Q

                                                                                                    Page No.
PART I.  FINANCIAL INFORMATION

         ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  Unaudited Consolidated Statements of Financial Condition at
                   September 30, 2000 and December 31, 1999                                             3

                  Unaudited Consolidated Statements of Operations for the
                   nine months ended September 30, 2000 and 1999                                        4

                  Unaudited Consolidated Statements of Cash Flows for the
                   nine months ended September 30, 2000 and 1999                                        5

                  Unaudited Consolidated Statements of Shareholders' Equity for the
                   nine months ended September 30, 2000 and 1999                                        6

                  Unaudited Consolidated Statements of Comprehensive Income for the
                   nine months ended September 30, 2000 and 1999                                        7

                  Notes to Unaudited Consolidated Financial Statements                                  8

                  Average Balances, Yields and Rates                                                   12


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                  13


         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                                          18


PART II.  OTHER INFORMATION                                                                            19


SIGNATURES                                                                                             20

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

                                                                                        September 30,          December 31,
                                                                                            2000                   1999
                                                                                        -------------         --------------
Assets
Cash and cash equivalents                                                                  $   31,287             $   26,340
Investment securities:
     Held to maturity, fair value $66,288 (2000) and $71,087 (1999)                            66,703                 71,814
     Available for sale, amortized cost $151,642 (2000) and $134,223 (1999)                   149,752                131,379
     Federal Reserve Bank and Federal Home Loan Bank Stock, at cost                             8,585                  8,489
Loans receivable, net of allowance for loan losses
     of $11,845 (2000) and $11,190 (1999)                                                     902,821                841,618
Accrued interest receivable                                                                    11,812                  9,413
Premises and equipment, net                                                                    20,468                 20,800
Other assets                                                                                   12,589                 10,567
                                                                                        -------------         --------------
                Total assets                                                               $1,204,017             $1,120,420
                                                                                        =============         ==============

Liabilities & shareholders' equity
Deposits:
     Noninterest-bearing demand                                                            $  123,583             $  109,754
     Interest-bearing demand                                                                   46,710                 44,782
     Money market accounts                                                                     93,923                101,302
     Savings accounts                                                                           4,974                  3,984
     Time deposits                                                                            664,969                611,413
                                                                                        -------------         --------------
         Total deposits                                                                       934,159                871,235
                                                                                        -------------         --------------
Accrued interest payable                                                                        7,801                  6,004
Other liabilities                                                                               3,479                  2,094
Short-term borrowings                                                                         164,257                151,820
Long-term debt:
     Guaranteed preferred beneficial interests in the Company's
         subordinated debentures                                                               25,013                 25,013
                                                                                        -------------         ---------------
            Total liabilities                                                               1,134,709              1,056,166
                                                                                        -------------         ---------------
Shareholders' equity:
     Common stock - $1 par value; 20,000,000 shares authorized;
         4,081,056 shares issued                                                                4,081                  4,081
     Capital surplus                                                                           14,826                 14,855
     Retained earnings                                                                         57,559                 51,385
     Accumulated other comprehensive loss                                                     (1,135)                (1,708)
     Treasury stock, at cost; 295,433 (2000) and 197,931 (1999) shares                        (6,023)                (4,359)
                                                                                        -------------         --------------
                Total shareholders' equity                                                     69,308                 64,254
                                                                                        -------------         --------------
                Total liabilities & shareholders' equity                                   $1,204,017             $1,120,420
                                                                                        =============         ==============

     See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except earnings per share data)

                                                                     For the three months             For the nine months
                                                                      ended September 30,              ended September 30,
                                                                     2000            1999             2000             1999
                                                                   -------          ------           -------         -------
Interest income:
     Interest and fees on loans                                    $21,162          $17,085          $61,059          $51,457
     Investment securities:
         U.S. Government and agency obligations                      1,688            1,720            5,029            5,299
         Mortgage-backed securities                                  1,152              828            3,373            1,722
         State and political subdivisions                              400              249            1,093              592
         Other securities                                              211              151              606              400
     Federal funds sold                                                 69                5              115               28
                                                                   -------          -------          -------          -------
         Total interest income                                      24,682           20,038           71,275           59,498

Interest expense:
     Interest-bearing demand                                           340              219              934              638
     Money market accounts                                           1,135              909            3,219            2,635
     Savings accounts                                                   25               19               69               54
     Time deposits                                                  10,364            7,166           28,543           21,976
     Short-term borrowings                                           2,593            1,639            7,151            4,009
     Long-term debt                                                    582              582            1,745            1,745
                                                                   -------          -------          -------          -------
         Total interest expense                                     15,039           10,534           41,661           31,057
                                                                   -------          -------          -------          -------

Net interest income                                                  9,643            9,504           29,614           28,441
     Provision for loan losses                                         925              600            2,725            1,700
                                                                   -------           ------          -------          -------
Net interest income after provision for loan losses                  8,718            8,904           26,889           26,741

Other income:
     Service charges and fees                                        1,613            1,223            4,612            3,403
     Other noninterest income                                           76              528              328            1,121
     Gain on sales of loans receivable                                 699              742            1,398            1,746
     Gain on sales of investment securities                                               1                                86
                                                                         -                                 -
                                                                   -------          -------          -------          -------
         Total other income                                          2,388            2,494            6,338            6,356

Other expenses:
     Salaries and employee benefits                                  3,728            3,369           10,860            10,225
     Occupancy                                                       1,614            1,503            4,873            4,296
     FDIC and other insurance                                           70               59              203              180
     Other real estate                                                  57              628              473            1,008
     General and administrative                                      1,770            1,746            5,554            6,180
                                                                   -------          -------          -------          -------
         Total other expenses                                        7,239            7,305           21,963           21,889
                                                                   -------          -------          -------          -------
Income before taxes                                                  3,867            4,093           11,264           11,208
     Taxes on income                                                 1,292            1,453            3,829            4,003
                                                                   -------          -------          -------           ------
Net income                                                         $ 2,575           $2,640           $7,435           $7,205
                                                                   =======          =======          =======           ======

Basic earnings per share                                           $  0.68           $ 0.66           $ 1.94           $ 1.81
                                                                   =======          =======          =======           ======
Diluted earnings per share                                         $  0.67           $ 0.64           $ 1.92           $ 1.77
                                                                   =======          =======          =======           ======
Cash dividends declared per share                                  $  0.11           $ 0.10           $ 0.33           $ 0.30
                                                                   =======          =======          =======           ======

See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                                   For the nine months
                                                                                                    ended September 30,
                                                                                                  2000                1999
                                                                                                ---------           ---------
Operating activities:
     Net income                                                                                 $   7,435           $   7,205
     Adjustments to reconcile net income to net
         cash (used in) provided from operating activities:
            Provision for loan losses                                                               2,725               1,700
            Depreciation and amortization expense                                                   1,863               1,685
            Amortization of premiums and accretion of
                discount on securities, net                                                             5                 235
            Amortization of intangibles                                                               140                 205
            (Gain) Loss on sales/calls of securities                                                    -                 (86)
            (Gain) Loss on sales of loans receivable                                               (1,398)             (1,746)
            (Gain) Loss on sales of premises and equipment                                             14                (849)
            (Gain) Loss on other real estate owned, net                                               228                 650
            Proceeds from sales of residential mortgage loans                                      41,597              71,818
            Residential mortgage loans originated for resale                                      (39,793)            (70,668)
     Changes in assets and liabilities:
         Accrued interest receivable                                                               (2,399)             (1,546)
         Other assets                                                                              (2,105)             (1,475)
         Income taxes payable                                                                           -                  15
         Accrued interest payable                                                                   1,797                (597)
         Other liabilities                                                                          1,357               1,282
                                                                                                ---------           ---------
            Net cash (used in) provided from operating activities                                  11,466               7,828
                                                                                                ---------           ---------
Investing activities:
     Proceeds from sales/calls of available for sale securities                                     1,176              16,415
     Proceeds from principal repayments and maturities:
         Held to maturity securities                                                               18,000              15,408
         Available for sale securities                                                              8,822               7,300
     Purchases of held to maturity securities                                                     (12,925)            (19,916)
     Purchases of available for sale securities                                                   (27,385)            (55,812)
     Purchases of Federal Reserve Bank and Federal Home Loan
         Bank stock                                                                                   (96)             (3,167)
     Loans originated and principal repayments, net                                              (104,764)            (29,193)
     Proceeds from sales of guaranteed student loans                                               38,111              18,703
     Purchases of premises and equipment                                                           (1,631)             (3,434)
     Proceeds from sales of premises and equipment                                                     86               1,112
     Proceeds from sales of other real estate owned                                                 1,652                   -
                                                                                                ---------           ---------
            Net cash (used in) provided from investing activities                                 (78,954)            (52,584)
                                                                                                ---------           ---------
Financing activities:
     Net increase (decrease) in deposits                                                           62,924             (16,954)
     Net increase (decrease) in short-term borrowings                                              12,437              49,444
     Net proceeds from issuance of common stock                                                        84               5,781
     Purchases of treasury stock                                                                   (1,777)             (2,048)
     Dividends paid                                                                                (1,233)             (1,156)
                                                                                                ---------           ---------
            Net cash (used in) provided from financing activities                                  72,435              35,067
                                                                                                ---------           ---------
Net increase (decrease) in cash and cash equivalents                                                4,947              (9,689)
Cash and cash equivalents,
     Beginning of period                                                                           26,340              32,339
                                                                                                ---------           ---------
     End of period                                                                              $  31,287           $  22,650
                                                                                                =========           =========

See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)

                                                                                       Accumulated                   Total
                                                                                          Other                     Share-
                                           Common Stock        Capital    Retained    Comprehensive    Treasury    holders'
                                         Shares      Amount    Surplus    Earnings    Income (Loss)      Stock      Equity
                                       ------------------------------------------------------------------------------------
Balance, January 1, 1999               3,799,065     $3,799    $ 9,369     $44,120        $   513            -     $ 57,801

Cash dividends
     Common, $0.30 per share                   -          -          -      (1,214)             -            -       (1,214)
Common stock issued:
     Employee Stock Option Plan           30,000         30        353           -              -            -          383
     Employee Stock Purchase Plan          2,345          1         29           -              -           16           46
     Dividend Reinvestment Plan              722          1         16           -              -            9           26
     Public Offering                     250,000        250      5,101           -              -            -        5,351
Other comprehensive income
     (loss), net of tax                        -          -          -           -           (925)           -         (925)
Treasury shares purchased                      -          -          -           -              -       (2,073)      (2,073)
Net income                                     -          -          -       7,205              -            -        7,205
                                      -------------------------------------------------------------------------------------

Balance, September 30, 1999            4,082,132     $4,081    $14,868     $50,111        $  (412)     $(2,048)    $ 66,600
                                      =====================================================================================


Balance, January 1, 2000               4,081,056     $4,081    $14,855     $51,385        $(1,708)     $(4,359)    $ 64,254

Cash dividends:
     Common, $0.33 per share                   -          -          -      (1,261)             -            -       (1,261)
Common stock issued:
     Employee Stock Option Plan                -          -         (9)          -              -           23           14
     Employee Stock Purchase Plan              -          -        (11)          -              -           47           36
     Dividend Reinvestment Plan                -          -         (9)          -              -           43           34
Other comprehensive income
     (loss), net of tax                        -          -          -           -            573            -          573
Treasury shares purchased                      -          -          -           -              -       (1,777)      (1,777)
Net income                                     -          -          -       7,435              -            -        7,435
                                      -------------------------------------------------------------------------------------

Balance, September 30, 2000            4,081,056     $4,081    $14,826     $57,559        $(1,135)     $(6,023)    $ 69,308
                                      =====================================================================================

See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)


                                                                For the three months            For the nine months
                                                                 ended September 30,            ended September 30,
                                                                2000             1999          2000             1999
                                                              --------         --------      --------         --------
Net income                                                      $2,575           $2,640        $7,435          $ 7,205

Other comprehensive income (loss)
     Unrealized holding gain (loss) on available
         for sale securities                                     1,389              250           954           (1,532)
     Reclassification adjustment for (gains) losses
         arising during the period                                   -               (1)            -              (86)
                                                              --------         --------      --------         --------
     Other comprehensive income (loss), before tax               1,389              249           954           (1,618)
     Tax (expense) benefit related to items
         of other comprehensive income (loss)                     (556)             (55)         (381)             693
                                                              --------         --------      --------         --------
     Other comprehensive income (loss), net of tax                 833              194           573             (925)
                                                              --------         --------      --------         --------

Comprehensive income                                            $3,408           $2,834        $8,008           $6,280
                                                              ========         ========      ========         ========

See notes to unaudited consolidated financial statements.

                            SOUTHWEST BANCORP, INC.

             Notes to Unaudited Consolidated Financial Statements

NOTE 1:  GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, cash flows and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal, recurring accruals. The results of operations and cash flows for the nine months ended September 30, 2000 and 1999 should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.


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


NOTE 3:  ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires that Southwest recognize all derivatives at fair value and to recognize them in the statement of financial condition as an asset or liability, depending on Southwest's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. SFAS No. 133 was also amended by SFAS No. 138 in June 2000. Southwest will adopt SFAS No. 133, as amended, on January 1, 2001, as required. Management of Southwest believes that adoption of the new method of accounting for derivatives and hedging activities will not have a material impact on Southwest's consolidated financial condition or results of operations.

NOTE 4:  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is shown below for the indicated periods.

                                                                              For the nine                 For the
                                                                              months ended                year ended
                                                                           September 30, 2000          December 31, 1999
                                                                           ------------------          -----------------
                                                                                        (Dollars in thousands)
Balance at beginning of period                                                       $11,190                    $10,401
Loans charged-off:
     Real estate mortgage                                                                536                        307
     Real estate construction                                                            952                         10
     Commercial                                                                          708                      1,229
     Installment and consumer                                                            376                        802
                                                                         --------------------        -------------------
         Total charge-offs                                                             2,572                      2,348
Recoveries:
     Real estate mortgage                                                                130                         30
     Commercial                                                                          246                        382
     Installment and consumer                                                            126                        230
                                                                         --------------------        -------------------
         Total recoveries                                                                502                        642
                                                                         --------------------        -------------------
Net loans charged-off                                                                  2,070                      1,706
Provision for loan losses                                                              2,725                      2,495
                                                                         --------------------        -------------------
Balance at end of period                                                             $11,845                    $11,190
                                                                         ====================        ===================
Net charge-offs to total average loans (annualized)                                     0.31%                      0.21%
Allowance for loan losses to total loans                                                1.30%                      1.31%

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

In establishing the level of the allowance for September 30, 2000, management considered a number of factors that indicated a need for the recorded increase in the allowance level, including: the continued growth in the portfolio; the increased risk associated with the higher volume of the loan portfolio invested in commercial and commercial real estate loans, which are viewed as entailing greater risk than certain other categories of loans; the nonperforming portion of the portfolio; and charge-off history. Management also considered other factors, including the relative volumes of the loan portfolio invested in certain types of credits, such as residential mortgage loans which are deemed to be of relatively low risk, and therefore require a lower allowance. Southwest determined the level of the allowance for loan losses at September 30, 2000 was appropriate as a result of considering these and other factors it deemed relevant to an appropriate level of the allowance. Management conducted a similar analysis in order to determine the appropriate allowance as of December 31, 1999.

Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.

                                                                      At                          At
                                                              September 30, 2000           December 31, 1999
                                                              ------------------           -----------------
                                                                           (Dollars in thousands)
Nonaccrual loans (1)                                                      $11,821                     $5,205
Past due 90 days or more                                                      249                        194
                                                              --------------------        -------------------
     Total nonperforming loans                                             12,070                      5,399
Other real estate owned                                                     2,168                      1,729
                                                              --------------------        -------------------
     Total nonperforming assets                                           $14,238                     $7,128
                                                              ====================        ===================

Nonperforming loans to loans receivable                                      1.32%                      0.63%
Allowance for loan losses to nonperforming loans                            98.14%                    207.26%
Nonperforming assets to loans receivable and
     other real estate owned                                                 1.55%                      0.83%

(1) The government-guaranteed portion of loans included in these totals was $209
    (2000) and $585 (1999).

Management strives to carefully monitor credit quality and an appropriate level of the allowance for loan losses, and to identify loans that may become nonperforming. At September 30, 2000, total nonperforming loans were $12.1 million, or 1.32% of total loans, compared to $5.4 million, or 0.63% of total loans, at December 31, 1999. This increase was primarily the result of the classification in the second quarter of 2000 of one large credit. See Management's Discussion and Analysis for additional information. At any time, there are loans included in the portfolio that will result in losses to Southwest, but that have not been identified as nonperforming or potential problem loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in nonperforming assets, and may lead to a material increase in charge-offs and the provision for loan losses in future periods.


NOTE 5:  LOANS RECEIVABLE

Southwest extends commercial and consumer credit primarily to customers in the State of Oklahoma, but its commercial lending operations are concentrated in the Stillwater, Tulsa, and Oklahoma City areas of the state. As a result, the collectibility of Southwest's loan portfolio can be affected by changes in the general economic conditions in the state and in those metropolitan areas. At September 30, 2000 and December 31, 1999, substantially all of Southwest's loans are collateralized with real estate, inventory, accounts receivable and/or other assets, or are guaranteed by agencies of the United States Government.

At September 30, 2000, loans to individuals and businesses in the healthcare industry totaled approximately $130.2 million, or 14% of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% or more of total loans.

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $11.8 million at September 30, 2000. No interest income was received on those nonaccruing loans during the first nine months of 2000. If interest on those loans had been accrued, additional total interest income of $625,500 would have been recorded.


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


NOTE 7: EARNINGS PER SHARE

Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury stock method. For the three and nine month periods ending September 30, 2000, there were 291,000 and 281,000 antidilutive options to purchase common shares, respectively. For both the three and nine month periods ending September 30, 1999, there were 175,000 antidilutive options to purchase common shares.

The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:

                                                             For the three months                For the nine months
                                                             ended September 30,                 ended September 30,
                                                            2000              1999              2000              1999
                                                        -------------     -------------     -------------     -------------
Weighted average shares outstanding:
     Basic earnings per share                              3,798,789         4,036,097         3,834,011         3,986,286
Effect of dilutive securities:
     Stock options
                                                              31,118            78,067            44,704            84,016
                                                        -------------     -------------     -------------     -------------
Weighted average shares outstanding:
     Diluted earnings per share                            3,829,907         4,114,164         3,878,715         4,070,302
                                                        =============     =============     =============     =============

NOTE 8:  SHAREHOLDERS' EQUITY

Share Repurchase Program

In April 1999, Southwest implemented a stock repurchase program covering 204,000 shares, or 5%, of its outstanding common stock. The program was completed by the end of 1999 with Southwest purchasing 204,000 shares at an average price of $22.05 per share, which reduced shareholders' equity by $4.5 million. In December 1999, Southwest authorized the repurchase of an additional 5% of its current outstanding common stock. During the first nine months of 2000, Southwest purchased another 102,500 shares at an average price of $17.33 per share, which reduced shareholders' equity by $1.8 million. Repurchases may be made from time to time based on market conditions and other factors. In making a decision regarding future repurchases, management balances the potential advantages to shareholders of such repurchases versus the reduction in equity needed to support potential asset and income growth that would result from the repurchases.

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

NOTE 9:  SUPPLEMENTAL CASH FLOWS INFORMATION

                                                              For the nine months ended September 30,
                                                             ------------------------------------------
                                                                   2000                     1999
                                                             ------------------------------------------
                                                                      (dollars in thousands)
Loans transferred to other real estate owned                        2,319                    29

Other comprehensive income (loss), net of tax                         573                  (925)

                                                   * * * * * * *


SOUTHWEST BANCORP, INC.
AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)

                                                                            For the nine months ended September 30,
                                                                            2000                               1999
                                                            ----------------------------------------------------------------------
                                                                 Average           Average            Average           Average
                                                                 Balance          Yield/Rate          Balance         Yield/Rate
                                                            ----------------------------------------------------------------------
Assets:
     Loans receivable                                         $  894,896               9.11%       $  804,170              8.56%
     Investment securities                                       219,570               6.14           180,978              5.90
     Other interest-earning assets                                 2,829               6.14             1,495              4.92
                                                            ------------                           ----------
         Total interest-earning assets                         1,117,295               8.52           986,643              8.06
     Noninterest-earning assets                                   52,891                               50,133
                                                            ------------                           ----------
         Total assets                                         $1,170,186                           $1,036,776
                                                            ============                           ==========

Liabilities and shareholders' equity:
     Interest-bearing demand                                  $   48,288               2.58%       $   45,797              1.86%
     Money market accounts                                        93,011               4.62            96,364              3.66
     Savings accounts                                              4,628               1.99             3,642              1.98
     Time deposits                                               654,250               5.83           578,111              5.08
                                                            ------------                           ----------
         Total interest-bearing deposits                         800,177               5.47           723,914              4.67
     Short-term borrowings                                       158,685               6.02           109,998              4.87
     Long-term debt                                               25,013               9.30            25,013              9.30
                                                            ------------                          -----------
         Total interest-bearing liabilities                      983,875               5.66           858,925              4.83
     Noninterest-bearing demand                                  104,493                               99,727
     Other noninterest-bearing liabilities                        14,520                               14,544
     Shareholders' equity                                         67,298                               63,580
                                                            ------------                           ----------
         Total liabilities and shareholders' equity           $1,170,186                           $1,036,776
                                                            ============                           ==========

     Interest rate spread                                                              2.86%                               3.23%
                                                                                    =======                              ======
     Net interest margin (1)                                                           3.54%                               3.85%
                                                                                    =======                              ======
     Ratio of average interest-earning assets
         to average interest-bearing liabilities                  113.56%                              114.87%
                                                            ============                           ==========

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

Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders, and has capitalized on its position as an Oklahoma owned and operated banking organization to increase its banking business. Southwest has grown from $434 million in assets since becoming a public company at year-end 1993, to $1.204 billion at September 30, 2000, without acquiring other financial institutions. Southwest considers acquisitions of other financial institutions and other companies, however, from time to time, although it does not have any specific agreements or understandings for any such acquisition at present.


FINANCIAL CONDITION

Total Assets

Southwest's total assets were $1.204 billion at September 30, 2000, a 7% increase from $1.120 billion at December 31, 1999.

Loans Receivable

Loans were $914.7 million at September 30, 2000, a 7% increase ($61.9 million) from December 31, 1999. Southwest experienced increases in the categories of real estate construction loans ($25.0 million, or 29%), commercial loans ($24.3 million, or 8%), commercial real estate mortgages ($7.1 million, or 3%), residential mortgages ($5.0 million, or 5%), and consumer loans ($456,000, or 1%) and a slight reduction in student loans ($40,000, or less than 1%). The allowance for loan losses increased by $655,000, or 6%, from December 31, 1999 to September 30, 2000. At September 30, 2000, the allowance for loan losses was $11.8 million, or 1.30% of total loans, compared to $11.2 million, or 1.31% of total loans, at December 31, 1999. The increase in total loans from year-end 1999 to September 30, 2000 is the net result of continued growth in new loans, which is partially offset by payoffs of old credits.

Deposits

Southwest's deposits increased $63.0 million, or 7%, from $871.2 million at December 31, 1999 to $934.2 million at September 30, 2000. Increases occurred in time deposits ($53.6 million, or 9%), demand deposits ($13.8 million, or 13%), NOW accounts ($1.9 million, or 4%), and savings accounts ($990,000, or 25%). These increases were offset by a decrease in money market accounts ($7.4 million, or 7%) compared to December 31, 1999.

Shareholders' Equity

Shareholders' equity increased by $5.1 million, or 8%, due primarily to $6.2 million in earnings, net of common stock dividends, for the first nine months of 2000. That increase, as well as a $573,000 increase attributable to a change in accumulated other comprehensive loss, was partially offset by a $1.7 million decrease attributable to treasury stock transactions. On September 30, 2000, Southwest and Stillwater National continued to exceed all applicable regulatory capital requirements.


RESULTS OF OPERATIONS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

Net Income

For the first nine months of 2000, Southwest recorded net income of $7.4 million. This was $230,000 more than the $7.2 million in net income recorded for the first nine months of 1999. Average shares outstanding were 3,834,011 for the first nine months of 2000 and 3,986,286 for the first nine months of 1999. Basic and diluted earnings per share increased by 7% and 8% to $1.94 and $1.92 per share for the first nine months of 2000 from $1.81 and $1.77 per share for the same period in 1999, respectively.

Net interest income increased $1.2 million, or 4%, for the first nine months of 2000 compared to the same period in 1999. This increase in net interest income, as well as a $174,000, or 4%, reduction in taxes on income, was offset by a $1.0 million, or 60%, increase in the provision for loan losses, a $74,000, or less than 1%, increase in other expense and an $18,000, or less than 1%, reduction in other income. For the first nine months of 2000, the return on average total equity was 14.76% compared to a 15.15% return on average total equity for the first nine months of 1999.

Net Interest Income

Net interest income increased to $29.6 million for the first nine months of 2000 from $28.4 million for the same period in 1999 as the $11.8 million, or 20%, increase in interest income was only partially offset by a $10.6 million, or 34%, increase in interest expense. Yields on Southwest's interest-earning assets increased by 46 basis points, and the rates paid on Southwest's interest-bearing liabilities increased by 83 basis points, resulting in a reduction in the interest rate spread to 2.86% for the first nine months of 2000 from 3.23% for the first nine months of 1999. Net interest margin also decreased to 3.54% from 3.85%. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 113.56% for the first nine months of 2000 from 114.87% for the first nine months of 1999.

Total interest income for the first nine months of 2000 was $71.3 million, a 20% increase from $59.5 million during the same period in 1999. The increase in total interest income can be attributed to increases in the yields earned on average interest-earning assets, which increased to 8.52% from 8.06%, and in the average balances outstanding of interest-earning assets, which increased $130.7 million, or 13%. Southwest's average loans increased $90.7 million, or 11%, and the related yield increased to 9.11% for the first nine months of 2000 from 8.56% in 1999. During the same period, average investment securities increased $38.6 million, or 21%, and the related yield increased to 6.14% from 5.90%.

Total interest expense for the first nine months of 2000 was $41.7 million, an increase of 34% from $31.1 million for the same period in 1999. The increase in total interest expense can be attributed to increases in the rates paid on average interest-bearing liabilities, which increased to 5.66% from 4.83%, and in the average balances outstanding of interest-bearing liabilities, which increased $125.0 million, or 15%. Rates paid on deposits increased for all categories.

Other Income

Other income decreased by $18,000 for the first nine months of 2000 compared to the same period of 1999. Other income for the first nine months of 1999 included $840,000 in one-time gains on sales of three former branch locations, which is reflected in the reduction of other noninterest income of $793,000. This decrease, as well as a $348,000 reduction in gains on sales of loans and an $86,000 reduction in gains on sales of securities, was offset by a $1.2 million increase in service charges and fees. The change in service charges and fees was primarily due to increased ATM fees as Southwest expanded its ATM network in and outside of the state of Oklahoma. The reduction in gains on sales of loans was due primarily to lower originations and subsequent sales of residential mortgage loans during 2000. During the first nine months of 2000, $39.8 million in residential mortgage loans were originated and $41.6 million were sold as compared to $70.7 million originated and $71.8 million sold during the same period in 1999. The gains on sales of securities in 1999 occurred when "available for sale" securities were called prior to their stated maturity date.

Other Expenses

Southwest's other expenses increased $74,000 for the first nine months of 2000 compared to the same period in 1999. This increase was primarily the result of a $635,000 increase in salaries and employee benefits and a $577,000 increase in occupancy expense. These increases were offset by a $626,000 reduction in general and administrative expense and a $535,000 reduction in other real estate expense. The increase in occupancy expense is due primarily to increased depreciation and maintenance contract costs associated with the expansion of the ATM network and a payment to cancel a rental agreement for space in Tulsa after consolidating administrative departments into another office. The reduction in general and administrative expense was due primarily to a $600,000 payment early in the second quarter of 1999 to settle pending litigation and $303,000 in offering expenses paid during the first quarter of 1999 on behalf of the selling shareholders in Southwest's public offering. The sale of a large other real estate property during the second quarter 2000 reduced the amount of other real estate expense during 2000 as compared to 1999.

Provision for Loan Losses

Southwest makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. An appropriate level of the allowance for loan losses is determined by management. See Note 4, Allowance for Loan Losses, in the Notes to Unaudited Consolidated Financial Statements for additional information. At September 30, 2000, total nonperforming loans were $12.1 million, or 1.32% of total loans, compared to $5.4 million, or 0.63% of total loans, at December 31, 1999. This increase was primarily the result of the classification during the second quarter 2000 of one large credit, originated in 1996, as a nonaccrual loan. Southwest may make one or more additional loans to facilitate the favorable resolution of the credit. Management does not expect a loss of principal on this newly classified credit and believes that revenues from the credit are likely to cover interest, although delays in payments are expected over the next several months. Southwest has recorded the credit as a nonaccrual loan, and will record interest income on a cash basis while the credit remains in this status. Like any other forward-looking information, management's assessment of this credit, the likelihood of potential losses from it, and the timing of its resolution are based upon estimates and assumptions, and are subject to uncertainties, most of which are beyond Southwest's control.

Taxes on Income

Southwest's income tax expense was $3.8 million for the first nine months of 2000 and $4.0 million for the same period in 1999. Southwest's effective tax rates have been lower than federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans.


FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

Net Income

For the third quarter of 2000, Southwest recorded net income of $2.6 million. This was $65,000 less than the $2.6 million in net income recorded for the third quarter of 1999. Average shares outstanding were 3,798,789 for the third quarter of 2000 and 4,036,097 for the third quarter of 1999. Basic and diluted earnings per share increased to $0.68 and $0.67 per share for the third quarter of 2000 from $0.66 and $0.64 per share for the same period in 1999, respectively.

Net interest income increased $139,000, or 1%, for the third quarter of 2000 compared to the same period in 1999. This increase in net interest income, as well as a $161,000, or 11%, reduction in taxes on income and a $66,000, or 1%, reduction in other expenses, was offset by a $325,000, or 54% increase in the provision for loan losses and a $106,000, or 4%, reduction in other income. For the third quarter of 2000, the return on average total equity was 14.70% compared to a 15.90% return on average total equity for the third quarter of 1999.

Net Interest Income

Net interest income increased to $9.6 million for the third quarter of 2000 from $9.5 million for the same period in 1999 as the $4.6 million, or 23%, increase in interest income was only partially offset by a $4.5 million, or 43%, increase in interest expense. Yields on Southwest's interest-earning assets increased by 64 basis points, and the rates paid on Southwest's interest-bearing liabilities increased by 116 basis points, resulting in a reduction in the interest rate spread to 2.64% for the third quarter of 2000 from 3.16% for the third quarter of 1999. Net interest margin also declined to 3.37% from 3.79%. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 113.88% for the third quarter of 2000 from 114.88% for the third quarter of 1999.

Total interest income for the third quarter of 2000 was $24.6 million, a 23% increase from $20.0 million during the same period in 1999. The increase in total interest income can be attributed to increases in the yields earned on average interest-earning assets, which increased to 8.63% from 7.99%, and in the average balances outstanding of interest-earning assets, which increased $143.4 million, or 14%. Southwest's average loans increased $115.1 million, or 14%, and the related yield increased to 9.24% for the third quarter of 2000 from 8.52% in 1999. During the same period, average investment securities increased $24.7 million, or 12%, and the related yield increased to 6.16% from 5.89%.

Total interest expense for the third quarter of 2000 was $15.0 million, an increase of 43% from $10.5 million for the same period in 1999. The increase in total interest expense can be attributed to increases in the rates paid on average interest-bearing liabilities, which increased to 5.99% from 4.83%, and in the average balances outstanding of interest-bearing liabilities, which increased $133.5 million, or 15%. Rates paid on deposits increased for all categories.

Other Income

Other income declined by $106,000 for the third quarter of 2000 compared to the same period of 1999 primarily as a result of a $452,000 reduction in other noninterest income and a $43,000 reduction in gains on sales of loans. These reductions were partially offset by a $390,000 increase in service charges and fees. Other noninterest income for the third quarter of 1999 included $429,000 in one-time gains on the sales of two former branch locations. The change in service charges and fees was primarily due to increased ATM fees as Southwest expanded its ATM network in and outside of the state of Oklahoma. The gains on sales of securities in 1999 occurred when "available for sale" securities were called prior to their stated maturity date.

Other Expenses

Southwest's other expenses declined $66,000 for the third quarter of 2000 compared to the same period in 1999. This reduction was primarily the result of a $571,000 reduction in other real estate expense. This reduction was partially offset by a $359,000 increase in salaries and employee benefits and a $111,000 increase in occupancy expense.

Taxes on Income

Southwest's income tax expense was $1.3 million for the third quarter of 2000 and $1.5 million for the same period in 1999. Southwest's effective tax rates have been lower than federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans.



                                 * * * * * * *

LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans and available for sale investments. Southwest's portfolio of government-guaranteed student loans and Small Business Administration loans are also readily salable. Additional sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of deposits and liquid assets, and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans, and operate the organization.

Southwest has available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank of Topeka ("FHLB"), the F&M Bank of Tulsa ("F&M"), the Federal Reserve Bank, and the Student Loan Marketing Association ("SLMA"). Southwest has available a $5.0 million line of credit from F&M, $222,500 of which was outstanding at September 30, 2000. Stillwater National carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $2.5 million at September 30, 2000. Stillwater National has approved federal funds purchase lines totaling $19.0 million with three other banks; no amounts were outstanding on these lines at September 30, 2000. In addition, Stillwater National has available a $152.9 million line of credit from the FHLB and a $35.0 million line of credit from the SLMA. The FHLB line of credit had an outstanding balance of $101.8 million at September 30, 2000. The SLMA line expires April 20, 2007; no amount was outstanding on this line at September 30, 2000. Borrowings under the FHLB line are collateralized by all unpledged securities and other loans. Borrowings under the SLMA line would be collateralized by student loans. Stillwater National also has available unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Morgan Stanley Dean Witter, Salomon Smith Barney, PaineWebber, Inc., and CountryWide Securities that total $415.0 million. Four of these lines of credit had balances included in total deposits of $145.6 million.

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

During the first nine months of 2000, the only categories of short-term borrowings whose averages exceeded 30% of ending shareholders' equity were repurchase agreements and funds borrowed from the FHLB.

                                                            September 30, 2000                      September 30, 1999
                                                       -------------------------------    --------------------------------
                                                        Repurchase     Funds Borrowed      Repurchase      Funds Borrowed
                                                        Agreements     from the FHLB       Agreements      from the FHLB
                                                       -------------------------------    --------------------------------
                                                            (Dollars in thousands)             (Dollars in thousands)
Amount outstanding at end of period                        $59,766         $101,769          $40,516           $100,000
Weighted average rate paid at end of period                   5.72%            6.52%            4.61%              5.33%
Average Balance:
     For the three months ended                            $55,558         $106,878          $34,629            $86,242
     For the nine months ended                             $50,733         $106,094          $37,037            $66,460
Average Rate Paid:
     For the three months ended                               5.74%            6.55%            4.50%              5.26%
     For the nine months ended                                5.54%            6.25%            4.41%              5.11%
Maximum amount outstanding at any month end                $59,766         $127,850          $41,238           $111,600

During the first nine months of 2000, cash and cash equivalents increased by $4.9 million. This increase was the net result of cash provided from financing activities of $72.4 million (primarily from increases in deposits and short-term borrowings) and cash provided from operating activities of $11.5 million offset in part by cash used in net loan origination and other investing activities of $79.0 million.

During the first nine months of 1999, cash and cash equivalents decreased by $9.7 million. This decline was the result of cash used in net loan origination and other investing activities of $52.6 million which was not entirely offset by cash provided from financing activities of $35.1 million (primarily from an increase in short-term borrowings) and $7.8 million in cash provided from operating activities.


CAPITAL RESOURCES

In the first nine months of 2000, total shareholders' equity increased $5.1 million, or 8%, as a result of earnings, offset in part by dividends, an increase in accumulated other comprehensive loss and the purchase of treasury stock. Earnings, net of common stock dividends, contributed $6.2 million to shareholders' equity during this nine month period. The sale or issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan and the employee stock option plan contributed an additional $84,000 to shareholders' equity in the first nine months of 2000. Accumulated other comprehensive loss decreased to $1.1 million at September 30, 2000 compared to $1.7 million at December 31, 1999. Treasury stock purchases totaled $1.8 million during the first nine months of 2000.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. On September 30, 2000, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 11.31%, a Tier I risk-based capital ratio of 9.90%, and a leverage ratio of 7.87%. As of September 30, 2000, Stillwater National also met the criteria for categorization as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Stillwater National by Federal bank regulators.

Southwest declared a dividend of $.11 per common share payable on October 2, 2000 to shareholders of record as of September 18, 2000.


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

Item 4.        Submission of matters to a vote of security holders

               None

Item 5.        Other information
               None

Item 6.        Exhibits and reports on Form 8-K
               (a) Exhibits.
                       Exhibit 27       Financial Data Schedule

               (b) Reports on Form 8-K.
                       On August 31, 2000, Southwest filed a Form 8-K reporting, in Item 4., a change in Southwest's certifying accountant from Deloitte & Touche LLP to Ernst & Young LLP.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTHWEST BANCORP, INC.
(Registrant)




By: /s/ Rick J. Green                                      November 14, 2000
    --------------------------------------------           ------------------
    Rick J. Green                                          Date
    President and Chief Executive Officer
    (Principal Executive Officer)




By: /s/ Kerby E. Crowell                                   November 14, 2000
    --------------------------------------------           ------------------
    Kerby E. Crowell                                       Date
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial and Accounting Officer)