Form 10-K
period 2000-12-31
SOUTHWEST BANCORP INC
filed 2001-04-02
CIK 914374

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's Common Stock is traded on the NASDAQ National Market under the symbol OKSB. The aggregate market value of the 2,474,426 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on March 20, 2001 was approximately $55.7 million based on the closing sales price of $22.50 per share of the registrant's Common Stock on March 27, 2001. Solely for purposes of this calculation, it is assumed that directors, officers and 5% stockholders of the registrant are affiliates..

As of the close of business on March 20, 2001, 3,794,953 shares of the registrant's Common Stock were outstanding.

                       Documents Incorporated By Reference

Parts I and II:   Portions  of the Annual  Report to  Shareholders  for the year ended December 31, 2000 (the "Annual Report").

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2001 (the "Proxy Statement").

                    CAUTION ABOUT FORWARD-LOOKING STATEMENTS

         Southwest Bancorp, Inc. ("Southwest") makes forward-looking  statements
in  this  Form  10-K  that  are  subject  to  risks  and  uncertainties.   These
forward-looking statements include:

         o        Statements of goals, intentions, and expectations;

         o        Estimates of risks and of future costs and benefits;

         o        Assessments of loan quality and of probable loan losses; and

         o Statements of Southwest's ability to achieve financial and other goals.

         These   forward-looking   statements   are   subject   to   significant
uncertainties because they are based upon or are affected by:

         o Management's estimates and projections of future interest rates and other economic conditions;

         o        Future laws and regulations; and

         o        A variety of other matters.

         Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest's past results of operations do not necessarily indicate its future results.


                                     PART I

ITEM 1. BUSINESS

General

         Southwest is a financial holding company headquartered in Stillwater, Oklahoma. Southwest provides commercial and consumer banking services through its sole banking subsidiary, Stillwater National Bank & Trust Company ("Stillwater National" or the "Bank"). Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, Southwest is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Southwest became a financial holding company during 2000 pursuant to the Holding Company Act. The Bank is a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the "OCC"). The Bank's deposit accounts are insured by the Bank Insurance Fund (the "BIF") administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law.

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

         Southwest also manages its mortgage and student lending operations through its home office. Southwest markets its student lending program directly to financial aid directors at Oklahoma colleges and universities. These loans are generally sold as they enter repayment. Southwest also originates first mortgage loans for sale to the Federal National Mortgage Association ("FNMA") or private investors. Servicing on these loans may be released in connection with the sale.

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

Banking Offices

         Banking Offices. Southwest has six full-service banking offices, two of which are located in each of Stillwater and Tulsa, Oklahoma, and one each in Oklahoma City and Chickasha, Oklahoma, loan production offices on the campuses of the University of Oklahoma Health Sciences Center and Oklahoma State University-Tulsa and a marketing presence in the Student Union at Oklahoma State University-Stillwater and in two AAA Oklahoma offices, and the Internet, through DirectBanker. See "Item 2. Properties." Before 1999, laws of the state of Oklahoma limited the number and location of de novo branches that a bank could establish. Southwest has developed a business strategy that does not rely on an extensive branch network. National banks in Oklahoma now have broad ability to establish de novo branches anywhere in the state.

Regulation, Supervision, and Governmental Policy

         Following is a brief summary of certain statutes and regulations that significantly affect Southwest and Stillwater National. A number of other statutes and regulations affect Southwest and Stillwater National but are not summarized below.

         Bank Holding Company Regulation. Southwest is registered as a bank holding company under the Holding Company Act and, as such, is subject to supervision and regulation by the Federal Reserve. As a bank holding company, Southwest is required to furnish to the Federal Reserve annual and quarterly reports of its operations and additional information and reports. Southwest is also subject to regular examination by the Federal Reserve.

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

         The Holding Company Act also limits the investments and activities of bank holding companies. In general, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, non-bank activities that are closely related to banking, and other financially related activities. However, as a result of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), bank holding companies that qualify as financial holding companies under the Holding Company Act also may engage in a broad range of additional non-bank activities. Southwest qualified as a financial holding company in 2000.

         The activities of Southwest are subject to these legal and regulatory limitations under the Holding Company Act and Federal Reserve regulations. The GLB Act also created a new regulatory framework by expanding the extent to which non-bank and financially related activities of bank holding companies, including companies that become financial holding companies, are subject to regulation and oversight by regulators other than the Federal Reserve.

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

         Bank Regulation. As a national bank, Stillwater National is subject to the primary supervision of the OCC under the National Bank Act. The prior approval of the OCC is required for a national bank to establish or relocate an additional branch office or to engage in any merger, consolidation, or significant purchase or sale of assets.

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

         The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well-capitalized, adequately capitalized, or undercapitalized -- based on the data reported to regulators. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Institutions that do not qualify as either well-capitalized or adequately capitalized are deemed to be undercapitalized. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk it poses to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions with demonstrated weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. Stillwater National has been informed that it is in the lowest-cost/best risk assessment category for the first assessment period of 2001.

         Regulatory Capital Requirements. The Federal Reserve and the OCC have established guidelines for maintenance of appropriate levels of capital by bank holding companies and national banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

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

         Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. Stillwater National did not have any trading assets or liabilities during 2000 or 1999, and was not required to maintain such supplemental capital.

         The OCC has established regulations that classify national banks by capital levels and provide for the OCC to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if Stillwater National has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A national bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2000, Stillwater National was well-capitalized as defined in the OCC's regulations.

         For information regarding Southwest's and Stillwater National's compliance with their respective regulatory capital requirements, see "Management's Discussion and Analysis -- Capital Resources" on page 14 of the Annual Report, and, in the Notes to Consolidated Financial Statements in the Annual Report "Note 6-Long-Term Debt" on pages 32 and 33, and "Note 9- Capital Requirements" on pages 35 and 36.

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

Employees

         As of December 31, 2000, Southwest and Stillwater National employed 312 persons on a full-time equivalent basis, including executive officers, loan and other banking officers, branch personnel, and others. None of Southwest's or Stillwater National's employees is represented by a union or covered under a collective bargaining agreement. Management of Southwest and Stillwater National consider their employee relations to be excellent.

Executive Officers

         The following table sets forth information regarding the executive officers of Southwest and Stillwater National who are not directors.

Name                                       Age                Position
----                                       ---                --------
Kerby E. Crowell.........................  51                 Executive Vice President and Chief Financial
                                                              Officer of Southwest and the Bank

Jerry L. Lanier..........................  52                 Executive Vice President, Credit Administration of the Bank

Mark A. Poole............................  41                 President, Tulsa division of the Bank

Joseph P. Root...........................  36                 President, Central Oklahoma division of the Bank

Connie Saldivar..........................  28                 Senior Vice President, Retail Sales of the Bank

Kimberly G. Sinclair.....................  45                 Executive Vice President and Chief Administrative
                                                              Officer of the Bank

Charles H. Westerheide...................  52                 Executive Vice President and Treasurer of the Bank

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

         Jerry  L.  Lanier  was  appointed  Executive  Vice  President,   Credit
Administration in December 1999, supervising this area Company-wide. From January 1998 to December 1999, Mr. Lanier served as Senior Vice President in Credit Administration. From 1992 until joining the Bank in 1998, Mr. Lanier was a consultant specializing in loan review. During this same period he also served as court-appointed receiver for a number of Oklahoma-based insurance companies. From 1982-1992, Mr. Lanier served as President of American National Bank and Trust Co. of Shawnee, Oklahoma including service as Chief Executive Officer from 1987-92. From 1970-1981, he was a National Bank Examiner for the OCC in Oklahoma City, Oklahoma and Dallas, Texas, and, while an examiner, served as Regional Director of Special Surveillance from 1979 to 1981, and conducted bank examinations in Europe. Mr. Lanier has served as United Way Drive Chairman and President; Chairman of the Shawnee Advisory Board of Oklahoma Baptist
University; Director of the Shawnee Chamber of Commerce; Director and Chairman of the Youth and Family Resource Center; and President and Trustee of the Shawnee Educational Foundation.

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

         Joseph P. Root was appointed President of the Central Oklahoma division of the Bank in November 1997. Previously, Mr. Root was Senior Vice President in the Central Oklahoma division. Prior to joining the Bank in 1992, Mr. Root served as Credit Analyst from November 1987 to April 1989 and Private Banking Officer from May 1989 to July 1992 with Comerica Bank in Dallas, Texas. He is a member of the Oklahoma City Chamber of Commerce and the State Chamber of Commerce of Oklahoma, and of Robert Morris Associates. In addition, he is a member of the Oklahoma City Men's Dinner Club.

         Connie Saldivar was appointed Senior Vice President, Retail Sales, upon joining the Bank in September 2000. Prior to joining the Bank, Ms. Saldivar served as National Performance and Quality Manager, Vice President, for the Midwest Region of Bank of America (previously NationsBank) during 2000, and as Oklahoma West Sales Manager, Vice President, of Bank of America (formerly NationsBank) from 1997 to 2000. Ms. Saldivar served in various capacities for previously Boatmen's Bank, which was acquired by Nations Bank.

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

         Charles H. Westerheide was appointed Executive Vice President and Treasurer of the Bank in 2000. Prior to that he served as Senior Vice President and Treasury Manager. He joined the Bank in 1997 coming from Bank of America (previously NationsBank), Wichita, Kansas (previously BankIV), where he served as Treasury/Funding Manager. Prior to joining BankIV, Mr. Westerheide served as Executive Vice President and Chief Financial Officer of Security Bank and Trust Co., Ponca City, Oklahoma. Mr. Westerheide has held a number of community leadership positions including Chairman of the Ponca City Chamber of Commerce, President of the Ponca City Foundation for Progress, Inc., and a director and officer of numerous community foundations and clubs. Mr. Westerheide is a graduate of

Leadership Oklahoma, Class II.

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

                                                 Year ended                             Year ended
                                             December 31, 2000                      December 31, 1999
                                                Compared to                            Compared to
                                             December 31, 1999                      December 31, 1998
                                     -----------------------------------    -----------------------------------
                                                  Increase (decrease) attributable to change in:
                                                  Yield/        Net                      Yield/        Net
                                       Volume      Rate       Change          Volume      Rate       Change
                                     -----------------------------------    -----------------------------------
                                                              (dollars in thousands)
Interest earned on:
     Loans receivable (1)                $8,195      $5,912     $14,107         $2,726     $(2,373)       $353
     Investment securities                1,775         711       2,486            251        (220)         31
     Federal funds sold                      75          11          86            (35)         (6)        (41)
                                     -----------------------------------    -----------------------------------
         Total interest income           10,045       6,634      16,679          2,942      (2,599)        343

Interest paid on:
     NOW accounts                            44         343         387             40        (171)       (131)
     Money market accounts                   31       1,048       1,079            246           9         255
     Savings accounts                        20          --          20             12         (14)         (2)
     Time deposits                        4,884       4,809       9,693           (957)     (2,145)     (3,102)
     Short-term borrowings                2,036       1,445       3,481          3,272         (71)      3,201
     Long-term debt                          --          --          --             --          --          --
                                     -----------------------------------    -----------------------------------
         Total interest expense           7,015       7,645      14,660          2,613      (2,392)        221
                                     -----------------------------------    -----------------------------------

         Net interest income             $3,030     $(1,011)     $2,019           $329       $(207)       $122
                                     ===================================    ===================================

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

                        Investment Portfolio Composition


                                                                      At December 31,
                                                         -----------------------------------------
                                                            2000           1999          1998
                                                         ------------   ------------  ------------
                                                                (Dollars in thousands)
U.S. Government and agency obligations                      $106,210       $105,763      $121,656
Obligations of states and political subdivisions              41,026         31,170        15,372
Mortgage-backed securities                                    70,567         64,202        31,020
Other securities                                              11,989         10,547         6,623
                                                         ------------   ------------  ------------
         Total investment securities                        $229,792       $211,682      $174,671
                                                         ============   ============  ============


Available for sale (fair value)                             $156,947       $131,379       $92,960
Held to maturity (amortized cost)                             64,406         71,814        77,575
Federal Reserve Bank and Federal Home
     Loan Bank Stock                                           8,439          8,489         4,136
                                                         ------------   ------------  ------------
         Total investment securities                        $229,792       $211,682      $174,671
                                                         ============   ============  ============



         Southwest does not have any material amounts of investment securities or other interest-earning assets, other than loans, that would have been classified as nonperforming if such assets were loans, or which were recognized by management as potential problem assets based upon known information about possible credit problems of the borrower or issuer.

                          Investment Portfolio Maturity

         The following table shows the maturities, carrying value (amortized cost for investment securities being held to maturity or estimated fair value for investment securities available for sale), estimated fair market values and average yields for Southwest's investment portfolio at December 31, 2000. Yields are not presented on a tax-equivalent basis. Maturities of mortgage-backed securities are based on expected maturities. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers on the underlying mortgages may have the right to call or prepay obligations with or without prepayment penalties. The securities of no single issuer (other than the United States or its agencies), or in the case of securities issued by state and political subdivisions, no source or group of sources of repayment, accounted for more than 10% of shareholders' equity of Southwest at December 31, 2000.


                                              Two through         Five through           More than
                       One Year or Less        Five Years           Ten Years            Ten Years       Total Investment Securities
                      ------------------   ------------------   ------------------   ------------------  ---------------------------
                      Amortized  Average   Amortized  Average   Amortized  Average   Amortized  Average   Amortized  Market  Average
                        Cost      Yield      Cost      Yield       Cost     Yield       Cost     Yield       Cost     Value   Yield
                      --------- --------   ---------  -------   ---------  -------   ---------  -------   ---------  ------  -------
                                                               (Dollars in thousands)
Held to Maturity:
U.S. government and
  agency obligations  $  9,505    6.30%    $ 18,693    6.23%    $    --       --%     $    --      --%    $ 28,198  $ 28,433   6.25%
Obligations of states
  and political
  subdivisions           3,977    5.93       32,231    6.44          --       --           --      --       36,208    36,182   6.35
                      --------             --------             -------               -------             --------  --------
    Total               13,482    6.19       50,924    6.36          --       --           --      --       64,406    64,615   6.33
                      --------             --------             -------               -------             --------  --------


Available for Sale:
U.S. government and
  agency obligations    15,409    4.24       58,026    6.56       3,969     6.78           --      --       77,404    78,012   6.11
Obligations of states
  and political
  subdivisions             220    5.99        2,867    6.47       1,700     6.74           --      --        4,787     4,818   6.54
Mortgage-backed
  securities             3,154    5.83       48,168    6.70       8,535     7.21       10,676    7.92       70,533    70,567   6.91
Other securities            --      --       10,030    6.40          --       --        2,000    8.60       12,030    11,989   6.77
                      --------             --------             -------               -------             --------  --------
    Total               18,783    6.02      119,091    6.60      14,204     7.03       12,676    8.03      164,754   165,386   6.51
                      --------             --------             -------               -------             --------  --------

  Total investment
    securities        $ 32,265             $170,015             $14,204               $12,676             $229,160  $230,001
                      ========             ========             =======               =======             ========  ========

                                 Loan Portfolio

         The following table presents the composition of Southwest's loan portfolio, net of unearned interest:

                                                                       At December 31,
                                -----------------------------------------------------------------------------------------------
                                      2000                1999               1998                1997                1996
                                ---------------     ---------------    ----------------    ----------------    ----------------
                                Amount      %       Amount      %       Amount      %       Amount      %       Amount      %
                                -------   -----     -------   -----    --------   -----    --------   -----    --------   -----
                                                                    (Dollars in thousands)
Real estate mortgage -
  One to four family
    residential                 107,360   11.76%    102,973   12.07%   $ 83,657   10.55%   $ 79,843   11.10%   $ 61,175    9.49%
  Commercial                    276,525   30.30     263,216   30.86     275,729   34.75     223,672   31.10     196,163   30.43
Real estate construction        103,951   11.39      85,511   10.03      76,544    9.65      72,454   10.08      54,369    8.43
Commercial                      311,953   34.19     296,415   34.77     252,341   31.81     241,007   33.52     218,515   33.90
Installment and consumer -
  Government-guaranteed
    student loans                77,846    8.53      69,873    8.19      65,242    8.22      64,390    8.95      61,959    9.61
  Credit cards                       --      --          --      --          --      --          73    0.01      20,839    4.11
  Other                          34,915    3.83      34,820    4.08      39,806    5.02      37,674    5.24      31,626    4.91
                               --------   -----    --------   -----    --------   -----    --------   -----    --------   -----
                                912,550   100.0%    852,808  100.00%    793,319     100%    719,113  100.00%    644,646  100.00%
                                          ======              =====               ======              =====               =====

Less:  Allowance
       for loan loss            (12,125)            (11,190)            (10,401)             (8,282)             (7,139)
                               --------            --------            --------            --------            --------
  Total                         900,425             841,618             782,982             710,831             637,507
                               ========            ========            ========            ========            ========


         Potential Nonperforming Loans. Those performing loans considered potential nonperforming loans, loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms over the next six months, amounted to approximately $53.1 million at December 31, 2000, compared to $17.8 million at December 31, 1999. Loans may be monitored by management and reported as potential nonperforming loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.

                   Allocation of the Allowance for Loan Losses

         Southwest's methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and an unallocated allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases. Loss factors are based on Southwest's historical loss experience in the various portfolio categories over the prior six quarters or four quarters, whichever is greater. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. The allowance for loan losses related to loans that are identified for evaluation of impairment is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Allowances are established for credits that do not have specific allowances according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade. The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Management reviews these conditions quarterly. During 2000, there were no changes in estimation methods or assumptions that affected the allowance methodology.

         Management believes that the allowance for credit losses is adequate. However, the determination of the allowance requires significant judgment, and estimates of probable losses inherent in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the loan and lease portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by Stillwater National, periodically review the Bank's loan portfolio and allowance for credit losses. Such review may result in recognition of additions to the allowance based on their judgments of information available to them at the time of their examination.

         The following table presents a five-year history for the allocation of the allowance for credit losses, reflecting use of the methodology presented above, along with the percentage of total loans and leases in each category (dollars in thousands). The unallocated allowance increased from December 31, 1999, to December 31, 2000, due primarily to growth in loans. When measured against the total allowance, unallocated reserves decreased to 24.96% at December 31, 2000, from 26.74% a year earlier.


                                                                         At December 31,
                               -----------------------------------------------------------------------------------------------------
                                        2000                    1999                      1998                      1997
                               -----------------------   -----------------------   -----------------------   -----------------------
                                         Percent of                Percent of                Percent of                Percent of
                                         Loans in Each             Loans in Each             Loans in Each             Loans in Each
                                         Category to               Category to               Category to               Category to
                                Amount   Total Loans      Amount   Total Loans      Amount   Total Loans      Amount   Total Loans
                               --------  -------------   -------- --------------   --------  -------------   -------- -------------
                                                                       (Dollars  in thousands)
Real estate mortgage -
  One to four family
    residential                $    546     11.76%      $    602      12.07%       $    321      10.55%      $    488      11.10%
  Commercial                        916     30.30          1,128      30.86             851      34.75          1,073      31.10
Real estate construction          3,003     11.39          1,893      10.03             912       9.65            732      10.08
Commercial                        4,286     34.19          4,028      34.77           5,353      31.81          4,477      33.52
Installment and consumer -
  Government-guaranteed
    student loans                    --      8.53             56       8.19              --       8.22             --       8.95
  Credit cards                       --        --             --         --              --         --              1       0.01
  Other                             347      3.83            491       4.08             510       5.02            573       5.24
Unallocated                       3,027                    2,992                      2,454                       938
                               --------   -------       --------    -------        --------    -------       --------    -------
  Total                        $ 12,125    100.00%      $ 11,190     100.00%       $ 10,401     100.00%      $  8,282     100.00%
                               ========   =======       ========    =======        ========    =======       ========    =======

                                  At December 31,
                               -----------------------
                                       1996
                               -----------------------
                                         Percent of
                                         Loans in Each
                                         Category to
                                Amount   Total Loans
                               --------  --------------
                                 (Dollars in thousands)
Real estate mortgage -
  One to four family
    residential                    $    294       9.49%
  Commercial                            584      30.43
Real estate construction                457       8.43
Commercial                            4,597      33.90
Installment and consumer -
  Government-guaranteed
    student loans                        --       9.61
  Credit cards                          670       3.23
  Other                                 263       4.91
Unallocated                             274
                                   --------    -------
  Total                            $  7,139     100.00%
                                   ========    =======

                   Certificates of Deposit of $100,000 or More

         The following table indicates the amount of Southwest's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000:

                 Maturity Period                            Amount
---------------------------------------------------       ------------
              (Dollars in thousands)
Three months or less (1)                                     $ 95,304
Over three through six months (1)                             112,228
Over six through 12 months (1)                                 68,723
Over 12 months                                                 28,559
                                                          ------------
         Total                                               $304,814
                                                          ============

(1) The amount of certificates of deposit that mature within 12 months is $276.3 million. The Company does not have any liquidity concerns as a result of the volume of these maturities.


Other Material

         The Letter to Shareholder from the CEO on pages 2 and 3 of the Annual Report, the information set forth on pages 5 through 17 of the Annual Report,
Note 1-"Summary of Significant Accounting and Reporting Policies" on pages 24 through 26 of the Annual Report, Note 3-"Loans Receivable" on pages 28 through 30 of the Annual Report, and Note 5-"Other Borrowed Funds" on pages 31 and 32 of the Annual Report are incorporated herein by reference.


ITEM 2.  PROPERTIES

         Page 46 of the Annual Report (listing executive and other offices) is hereby incorporated by reference. The Corporate Headquarters, Drive-in & Mortgage Lending, Chickasha Branch, and Tulsa Utica Branch are owned. Other facilities are held under lease or similar arrangement.

ITEM 3.  LEGAL PROCEEDINGS

         Note 15--"Commitments and Contingencies" on page 40 of the Annual Report is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 2000, through solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         As of March 20, 2001, there were approximately 2000 holders of record of Southwest's Common Stock. The section titled "Stock Information" on page 45 of the Annual Report is hereby incorporated by reference.

         For information regarding regulatory restrictions on Stillwater National's and, therefore, Southwest's payment of dividends, see Note 8 -- "Shareholders' Equity" on pages 34 and 35 of the Annual Report, which is hereby incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The table titled "Selected Consolidated Financial Data" on pages 4 and 5 of the Annual Report is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Pages 7 through 17 of the Annual Report are hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The section titled "Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk" on pages 15 and 16 of the Annual Report is hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Pages 19 through 42 of the Annual Report are hereby incorporated by reference. The Independent Auditors' Report as of December 31, 1999 and for each of the two years in the period ended December 31, 1999 is included as Exhibit 99 to the Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The section titled, "Change in Auditors" on page 17 of the Annual Report is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding the compensation of Southwest's directors and executive officers is included under the captions "Director Compensation," on page 7 and "Executive Compensation and Other Benefits," and "Stock Performance Comparisons" on pages 10 through 14 of the Proxy Statement, and is hereby incorporated by reference.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Documents Filed as Part of this Report

         (1) Financial Statements. The consolidated financial statements of Southwest included in the Annual Report to Shareholders for the year ended December 31, 2000, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.

         The following financial statements are filed as a part of this report:

                  Independent Auditors' Report

                  Consolidated Statements of Financial Condition at December 31, 2000 and 1999

                  Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

                  Notes to Consolidated Financial Statements for the Years Ended December 31, 2000, 1999 and 1998

                  Independent Auditors' Report as of December 31, 1999 and for each of the two years in the period ended December 31, 1999

         (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

         No.      Exhibit
         ---      -------

         3.1      Amended and Restated Certificate of Incorporation of Southwest
                  Bancorp,  Inc.  (incorporated  by  reference to Exhibit 3.1 to
                  Quarterly  Report on Form 10-Q for the quarter  ended June 30,
                  1996)
         3.2      Bylaws of Southwest Bancorp,  Inc.  (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (File No.
                  33-71168))
         4.1      Rights  Agreement,   dated  as  of  April  22,  1999,  between
                  Southwest  Bancorp,  Inc. and Harris Trust & Savings  Bank, as
                  rights agent and Form of Certificate of  Designations  setting forth terms of Class B, Series 1 Preferred  Stock of Southwest
                  Bancorp,   Inc.   referred   to  in   the   rights   agreement
                  (incorporated  by  reference  to  Exhibits  1 and 2 to Current
                  Report on Form 8-K dated April 22, 1999)
*        10.1     Southwest   Bancorp,   Inc.   Employee   Stock  Purchase  Plan
                  (incorporated  by reference  from Exhibit 4.1 to  Registration
                  Statement on Form S-8 (File No. 33-97850))
*        10.2     Severance  Compensation  Plan  (incorporated  by  reference as
                  Exhibit 10.2 to  Registration  Statement on Form S-1 (File No.
                  33-71168))
*        10.3     Southwest  Bancorp,  Inc. 1994 Stock Option Plan (incorporated by reference from Exhibit 10.3 to Annual Report on

                  Form 10-K for the fiscal year ended December 31, 1993)
*        10.4     Southwest  Bancorp,  Inc. 1999 Stock Option Plan (incorporated by reference from Exhibit 4 to Registration  Statement on Form
                  S-8 (File No. 333-92143))
         13       Annual Report to Shareholders  for the Year Ended December 31,
                  2000
         21       Subsidiaries of the Registrant
         23.1     Independent Auditors' Consent
         23.2     Independent Auditors' Consent
         24       Power of Attorney
         99       Independent  Auditors'  Report as of December 31, 1999 and for
                  each of the two years in the period ended December 31, 1999

--------------
* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

         (b)  Reports on Form 8-K.

         Southwest filed an 8-K dated December 14, 2000, reporting, in Item 5 of such form, the restructuring of a large problem credit.

         (c) Exhibits.  See (a)(3) above for all exhibits filed herewith and the
Exhibit Index.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           SOUTHWEST BANCORP, INC.

March 29, 2001                             By: /s/ Rick Green
                                              ------------------------------
                                                Rick Green
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Rick Green                                              March 29, 2001
----------------------------------------
Rick Green
Director and Chief Executive Officer
(Principal Executive Officer)


/s/ Kerby E. Crowell                                        March 29, 2001
----------------------------------------
Kerby E. Crowell
Executive Vice President
  and Chief Financial Officer
  (Principal Financial and
  Accounting Officer)


         A majority of the directors of Southwest executed a power of attorney appointing Rick Green as their attorney-in-fact, empowering him to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Form 10-K for the year ended December 31, 2000. This report has been signed below by such attorney-in-fact as of March 29, 2001.

By:  /s/ Rick Green
   ---------------------------------------
     Rick Green
     Attorney-in-Fact for Majority of the
     Directors of Southwest