Form 10-Q
period 2001-03-31
SOUTHWEST BANCORP INC
filed 2001-05-10
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------


                                    FORM 10-Q


         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001.

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

                                    3,799,356

                             SOUTHWEST BANCORP, INC.

                               INDEX TO FORM 10-Q


                                                                                                   Page No.
PART I.  FINANCIAL INFORMATION

         ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  Unaudited Consolidated Statements of Financial Condition at
                   March 31, 2001 and December 31, 2000                                              3

                  Unaudited Consolidated Statements of Operations for the
                    three months ended March 31, 2001 and 2000                                       4

                  Unaudited Consolidated Statements of Cash Flows for the
                    three months ended March 31, 2001 and 2000                                       5

                  Unaudited Consolidated Statements of Shareholders' Equity for the
                    three months ended March 31, 2001 and 2000                                       6

                  Unaudited Consolidated Statements of Comprehensive Income for the
                    three months ended March 31, 2001 and 2000                                       6

                  Notes to Unaudited Consolidated Financial Statements                               7

                  Average Balances, Yields and Rates                                                11


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                              12


         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK                                                                      16


PART II.  OTHER INFORMATION                                                                         17


SIGNATURES                                                                                          18


SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)


                                                                                    MARCH 31,           DECEMBER 31,
                                                                                      2001                  2000
                                                                                    ---------           -----------
Assets
Cash and cash equivalents                                                          $    25,490          $    30,851
Investment securities:
     Held to maturity, fair value $62,306 (2001) and $64,615 (2000)                     61,391               64,406
     Available for sale, amortized cost $163,156 (2001) and $156,316 (2000)            165,423              156,947
     Federal Reserve Bank and Federal Home Loan Bank Stock, at cost                      8,328                8,439
Loans held for sale                                                                     12,766                7,888
Loans receivable, net of allowance for loan losses
     of $12,167 (2001) and $12,125 (2000)                                              906,628              892,537
Accrued interest receivable                                                             12,096               12,042
Premises and equipment, net                                                             20,114               20,416
Other assets                                                                             8,543               10,040
                                                                                   -----------          -----------
                Total assets                                                       $ 1,220,779          $ 1,203,566
                                                                                   ===========          ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand                                                    $   115,491          $   119,732
     Interest-bearing demand                                                            47,618               51,199
     Money market accounts                                                             128,639              103,001
     Savings accounts                                                                    5,519                4,884
     Time deposits of $100,000 or more                                                 298,379              304,814
     Other time deposits                                                               353,377              361,472
                                                                                   -----------          -----------
         Total deposits                                                                949,023              945,102
                                                                                   -----------          -----------
Accrued interest payable                                                                 6,527                7,105
Other liabilities                                                                        3,754                2,609
Short-term borrowings                                                                  159,979              150,498
Long-term debt:
     Guaranteed preferred beneficial interests in the Company's
         subordinated debentures                                                        25,013               25,013
                                                                                   -----------          -----------
            Total liabilities                                                        1,144,296            1,130,327
                                                                                   -----------          -----------
Shareholders' equity:
     Common stock - $1 par value; 20,000,000 shares authorized;
         4,081,056 shares issued                                                         4,081                4,081
     Capital surplus                                                                    14,765               14,788
     Retained earnings                                                                  62,086               59,912
     Accumulated other comprehensive income (loss)                                       1,364                  379
     Treasury stock, at cost; 286,103 (2001) and 290,772 (2000) shares                  (5,813)              (5,921)
                                                                                   -----------          -----------
                Total shareholders' equity                                              76,483               73,239
                                                                                   -----------          -----------
                Total liabilities & shareholders' equity                           $ 1,220,779          $ 1,203,566
                                                                                   ===========          ===========



     See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except earnings per share data)


                                                                                      FOR THE THREE MONTHS
                                                                                         ENDED MARCH 31,
                                                                                   2001                     2000
                                                                                 --------                 --------
Interest income:
     Interest and fees on loans                                                  $ 21,128                 $ 19,568
     Investment securities:
         U.S. Government and agency obligations                                     1,677                    1,668
         Mortgage-backed securities                                                 1,199                    1,060
         State and political subdivisions                                             433                      327
         Other securities                                                             190                      183
     Other interest-earning assets                                                      9                       45
                                                                                 --------                 --------
         Total interest income                                                     24,636                   22,851

Interest expense:
     Interest-bearing demand                                                          287                      278
     Money market accounts                                                          1,443                    1,044
     Savings accounts                                                                  26                       22
     Time deposits of $100,000 or more                                              4,770                    4,250
     Other time deposits                                                            5,553                    4,490
     Short-term borrowings                                                          2,126                    2,191
     Long-term debt                                                                   582                      582
                                                                                 --------                 --------
         Total interest expense                                                    14,787                   12,857
                                                                                 --------                 --------

Net interest income                                                                 9,849                    9,994

Provision for loan losses                                                             825                      825

Other income:
     Service charges and fees                                                       1,509                    1,460
     Other noninterest income                                                          81                       83
     Gain on sales of loans receivable                                                539                      453
     Gain on sales of investment securities                                            57                       --
                                                                                 --------                 --------
         Total other income                                                         2,186                    1,996

Other expenses:
     Salaries and employee benefits                                                 3,601                    3,566
     Occupancy                                                                      1,619                    1,579
     FDIC and other insurance                                                          71                       66
     Other real estate                                                                (17)                     317
     General and administrative                                                     1,973                    1,904
                                                                                 --------                 --------
         Total other expenses                                                       7,247                    7,432
                                                                                 --------                 --------
Income before taxes                                                                 3,963                    3,733
     Taxes on income                                                                1,334                    1,287
                                                                                 --------                 --------
Net income                                                                       $  2,629                 $  2,446
                                                                                 ========                 ========

Basic earnings per share                                                         $   0.69                 $   0.63
                                                                                 ========                 ========
Diluted earnings per share                                                       $   0.68                 $   0.62
                                                                                 ========                 ========
Cash dividends declared per share                                                $   0.12                 $   0.11
                                                                                 ========                 ========


See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)


                                                                                   FOR THE THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                                2001                 2000
                                                                              --------             --------
Operating activities:
     Net income                                                               $  2,629             $  2,446
     Adjustments to reconcile net income to net
         cash (used in) provided from operating activities:
            Provision for loan losses                                              825                  825
            Depreciation and amortization expense                                  620                  620
            Amortization of premiums and accretion of
                discounts on securities, net                                        (9)                  15
            Amortization of intangibles                                             41                   47
            (Gain) Loss on sales/calls of securities                               (57)                  --
            (Gain) Loss on sales of loans receivable                              (539)                (453)
            (Gain) Loss on sales of premises/equipment                              (4)                  (4)
            (Gain) Loss on other real estate owned, net                            (18)                 258
            Proceeds from sales of residential mortgage loans                   21,447               12,622
            Residential mortgage loans originated for resale                   (20,702)             (12,640)
     Changes in assets and liabilities:
         Accrued interest receivable                                               (54)              (3,000)
         Other assets                                                              659                  726
         Income taxes payable                                                      763                1,168
         Accrued interest payable                                                 (578)                 875
         Other liabilities                                                         344                1,089
                                                                              --------             --------
            Net cash (used in) provided from operating activities                5,367                4,594
                                                                              --------             --------
Investing activities:
     Proceeds from sales of available for sale securities                        2,114                1,000
     Proceeds from principal repayments, calls and maturities:
         Held to maturity securities                                             3,000                8,200
         Available for sale securities                                          14,296                1,620
     Proceeds from sales of Federal Home Loan Bank stock                           111                   --
     Purchases of held to maturity securities                                       --               (5,190)
     Purchases of available for sale securities                                (23,170)             (12,403)
     Purchases of Federal Reserve Bank and Federal Home Loan
         Bank stock                                                                 --                  (95)
     Loans originated and principal repayments, net                            (38,623)             (43,930)
     Proceeds from sales of guaranteed student loans                            18,510                7,236
     Purchases of premises and equipment                                          (329)                (779)
     Proceeds from sales of premises and equipment                                  15                   25
     Proceeds from sales of other real estate owned                                278                   21
                                                                              --------             --------
            Net cash (used in) provided from investing activities              (23,798)             (44,295)
                                                                              --------             --------
Financing activities:
     Net increase (decrease) in deposits                                         3,921               44,232
     Net increase (decrease) in short-term borrowings                            9,481               (6,197)
     Net proceeds from issuance of common stock                                     85                   35
     Purchases of treasury stock                                                    --                 (606)
     Common stock dividends paid                                                  (417)                (388)
                                                                              --------             --------
            Net cash (used in) provided from financing activities               13,070               37,076
                                                                              --------             --------
Net increase (decrease) in cash and cash equivalents                            (5,361)              (2,625)
Cash and cash equivalents,
     Beginning of period                                                        30,851               26,340
                                                                              --------             --------
     End of period                                                            $ 25,490             $ 23,715
                                                                              ========             ========


See notes to consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)


                                                                                                ACCUMULATED                TOTAL
                                                                                                   OTHER                   SHARE-
                                                    COMMON STOCK        CAPITAL     RETAINED   COMPREHENSIVE  TREASURY    HOLDERS'
                                                SHARES       AMOUNT     SURPLUS     EARNINGS   INCOME (LOSS)    STOCK      EQUITY
                                               -------------------------------------------------------------------------------------
Balance, January 1, 2001                       4,081,056   $   4,081   $  14,788    $  59,912    $     379   $  (5,921)    $  73,239

Cash dividends declared:
     Common, $0.12 per share                          --          --          --         (455)          --          --         (455)
Common stock issued:
     Employee Stock Option Plan                       --          --         (15)          --           --          77           62
     Employee Stock Purchase Plan                     --          --          (2)          --           --          11            9
     Dividend Reinvestment Plan                       --          --          (6)          --           --          20           14
Other comprehensive income
     (loss), net of tax                               --          --          --           --          985          --          985
Treasury shares purchased                             --          --          --           --           --          --           --
Net income                                            --          --          --        2,629           --          --        2,629
                                               -------------------------------------------------------------------------------------

Balance, March 31, 2001                        4,081,056   $   4,081   $  14,765    $  62,086    $   1,364   $  (5,813)   $  76,483
                                               =====================================================================================



See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)


                                                                             FOR THE THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                        2001                   2000
                                                                       -------                -------
Net income                                                             $ 2,629                $ 2,446

Other comprehensive income (loss)
     Unrealized holding gain (loss) on available
         for sale securities                                             1,693                   (525)
     Reclassification adjustment for (gains) losses
         arising during the period                                         (57)                    --
                                                                       -------                -------
     Other comprehensive income (loss), before tax                       1,636                   (525)
     Tax (expense) benefit related to items
         of other comprehensive income (loss)                             (651)                   212
                                                                       -------                -------
     Other comprehensive income (loss), net of tax                         985                   (313)
                                                                       -------                -------

Comprehensive income                                                   $ 3,614                $ 2,133
                                                                       =======                =======



See notes to unaudited consolidated financial statements.

                             SOUTHWEST BANCORP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, cash flows and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal, recurring adjustments. The results of operations and cash flows for the three months ended March 31, 2001 and 2000 should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.


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


NOTE 3:  RECENTLY ADOPTED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 required that Southwest recognize all derivatives at fair value in the statement of financial condition as an asset or liability, depending on Southwest's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. Southwest adopted SFAS No. 133 on January 1, 2001, as required. Adoption of the new method of accounting for derivatives and hedging activities did not have a material impact on Southwest's consolidated financial condition or results of operations.

NOTE 4:  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is shown below for the indicated periods.


                                                                      For the three             For the
                                                                       months ended            year ended
                                                                      March 31, 2001        December 31, 2000
                                                                      --------------        -----------------
                                                                               (Dollars in thousands)
Balance at beginning of period                                           $ 12,125                $ 11,190
Loans charged-off:
     Real estate mortgage                                                      86                     563
     Real estate construction                                                  73                   1,083
     Commercial                                                               489                   1,170
     Installment and consumer                                                 255                     474
                                                                         --------                --------
         Total charge-offs                                                    903                   3,290
Recoveries:
     Real estate mortgage                                                      11                     155
     Commercial                                                                72                     360
     Installment and consumer                                                  37                     160
                                                                         --------                --------
         Total recoveries                                                     120                     675
                                                                         --------                --------
Net loans charged-off                                                         783                   2,615
Provision for loan losses                                                     825                   3,550
                                                                         --------                --------
Balance at end of period                                                 $ 12,167                $ 12,125
                                                                         ========                ========
Loans outstanding:
     Average                                                             $932,636                $900,241
     End of period                                                        931,561                 912,550
Net charge-offs to total average loans (annualized)                          0.34%                   0.29%
Allowance for loan losses to total loans                                     1.31%                   1.33%

Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.

                                                                        At                     At
                                                                  March 31, 2001        December 31, 2000
                                                                  --------------        -----------------
                                                                           (Dollars in thousands)
Nonaccrual loans (1)                                                  $ 4,504                 $ 3,138
Past due 90 days or more (2)                                            1,154                     208
Restructured                                                            8,694                   8,694
                                                                      -------                 -------
     Total nonperforming loans                                         14,352                  12,040
Other real estate owned                                                 1,078                   1,225
                                                                      -------                 -------
     Total nonperforming assets                                       $15,430                 $13,265
                                                                      =======                 =======

Nonperforming loans to loans receivable                                  1.54%                   1.32%
Allowance for loan losses to nonperforming loans                        84.78%                 100.71%
Nonperforming assets to loans receivable and
     other real estate owned                                             1.65%                   1.45%


(1) The government-guaranteed portion of loans included in these totals was $192
    (2001) and $101 (2000).
(2) The government-guaranteed portion of loans included in these totals was $0
    (2001) and $99 (2000).

Total nonperforming loans at March 31, 2001 and December 31, 2000 include an $8.7 million restructured credit and a related nonaccrual credit. These loans are secured by a shopping center development that became fully leased during the first quarter of 2001 and is generating cash flows that management believes are sufficient to service debt on market terms. The classifications of these credits have not been changed since year-end, however, pending final resolution of the current credits, which may include a payoff of these credits or an additional restructuring and potential reclassification of the credits as performing. It also is possible that Stillwater National may take ownership of the shopping center for a period pending sale to a third party as part of this resolution. Management believes that the resolution will not have a significant effect on annual net income, however, based upon its assessment of the profitability and attractiveness of the property.

Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest deems appropriate. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. Southwest's methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and an unallocated allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases. Loss factors are based on Southwest's historical loss experience in the various portfolio categories over the prior six quarters or four quarters, whichever is greater. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. The allowance for loan losses related to loans that are identified for evaluation of impairment is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Allowances are established for credits that do not have specific allowances according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade. The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Management reviews these conditions quarterly. During the first quarter of 2001, there were no changes in estimation methods or assumptions that affected Southwest's methodology for assessing the appropriateness of the allowance.

Management strives to carefully monitor credit quality and to identify loans that may become nonperforming. At any time, however, there are loans included in the portfolio that will result in losses to Southwest, but that have not been identified as nonperforming or potential problem loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in nonperforming assets, and may lead to a material increase in charge-offs and the provision for loan losses in future periods.


NOTE 5:  LOANS RECEIVABLE

Southwest extends commercial and consumer credit primarily to customers in the State of Oklahoma, but its commercial lending operations are concentrated in the Stillwater, Tulsa, and Oklahoma City areas of the state. As a result, the collectibility of Southwest's loan portfolio can be affected by changes in the general economic conditions in the state and in those metropolitan areas. At March 31, 2001 and December 31, 2000, substantially all of Southwest's loans are collateralized with real estate, inventory, accounts receivable and/or other assets, or are guaranteed by agencies of the United States Government.

At March 31, 2001, loans to individuals and businesses in the healthcare industry totaled approximately $127.5 million, or 14% of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% or more of total loans.

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $4.5 million at March 31, 2001. During the first three months of 2001, no interest income was received on nonaccruing loans. If interest on those loans had been accrued, additional total interest income of $129,200 would have been recorded.


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

NOTE 7:  EARNINGS PER SHARE

Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury stock method. At March 31, 2001, there were 224,500 antidilutive options to purchase common shares. At March 31, 2000, there were 268,000 antidilutive options to purchase shares.

The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:

                                                         For the three months
                                                            ended March 31,
                                                         2001            2000
                                                       ---------       ---------
Weighted average shares outstanding:
     Basic earnings per share                          3,793,505       3,866,190
Effect of dilutive securities:
     Stock options                                        86,679          59,485
                                                       ---------       ---------
Weighted average shares outstanding:
     Diluted earnings per share                        3,880,184       3,925,675
                                                       =========       =========

NOTE 8:  SHAREHOLDERS' EQUITY

SHARE REPURCHASE PROGRAM

In April 1999, Southwest implemented a stock repurchase program that authorized the purchase of up to 204,000 shares, or 5%, of its outstanding common stock. The program was completed by the end of 1999 with Southwest purchasing 204,000 shares at an average price of $22.05 per share, which reduced shareholders' equity $4.5 million. In December 1999, Southwest authorized the repurchase of up to an additional 5% of its current outstanding common stock in the period ending April 30, 2001. As of March 31, 2001, Southwest had purchased another 102,500 shares under the second program at an average price of $17.33 per share, which reduced shareholders' equity $1.8 million during 2000. In March 2001, Southwest authorized the repurchase of up to another 5% of its current outstanding common stock. As of March 31, 2001, Southwest had not made any purchases under the third program. Repurchases under the current program may be made primarily on the open market from time to time until March 31, 2002, or earlier termination of the repurchase program by the Board and are made at the discretion of management based upon market, business, legal, accounting and other factors.

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

SOUTHWEST BANCORP, INC.
AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)


                                                                   For the three months ended March 31,
                                                                    2001                          2000
                                                            ---------------------------------------------------------
                                                              Average         Average      Average         Average
                                                              Balance        Yield/Rate    Balance        Yield/Rate
                                                            ---------------------------------------------------------
Assets:
     Loans receivable                                       $  932,636           9.19%   $  879,678           8.95%
     Investment securities                                     231,655           6.13       215,268           6.05
     Other interest-earning assets                                 720           5.07         3,234           5.60
                                                            ----------                   ----------
         Total interest-earning assets                       1,165,011           8.58     1,098,180           8.37
     Noninterest-earning assets                                 51,990                       52,680
                                                            ----------                   ----------
         Total assets                                       $1,217,001                   $1,150,860
                                                            ==========                   ==========

Liabilities and shareholders' equity:
     Interest-bearing demand                                   $48,914           2.38%   $   47,605           2.35%
     Money market accounts                                     122,786           4.77        97,958           4.29
     Savings accounts                                            5,296           1.99         4,323           2.05
     Time deposits                                             660,432           6.34       640,008           5.49
                                                            ----------                   ----------
         Total interest-bearing deposits                       837,428           5.85       789,894           5.13
     Short-term borrowings                                     160,741           5.36       154,570           5.70
     Long-term debt                                             25,013           9.30        25,013           9.30
                                                            ----------                   ----------
         Total interest-bearing liabilities                  1,023,182           5.86       969,477           5.33
     Noninterest-bearing demand                                103,999                      101,246
     Other noninterest-bearing liabilities                      11,919                       15,671
     Shareholders' equity                                       77,901                       64,466
                                                            ----------                   ----------
         Total liabilities and shareholders' equity         $1,217,001                   $1,150,860
                                                            ==========                   ==========

     Interest rate spread                                                        2.72%                        3.04%
                                                                                 ====                         ====
     Net interest margin (1)                                                     3.43%                        3.66%
                                                                                 ====                         ====
     Ratio of average interest-earning assets
         to average interest-bearing liabilities                113.86%                      113.28%
                                                            ==========                   ==========


(1)  Net interest margin = net interest income / total interest-earning assets

                             SOUTHWEST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements. This Management's Discussion and Analysis of financial condition and results of operations and other portions of this report includes forward-looking statements such as: statements of Southwest's goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of loan quality and of probable loan losses; and statements of Southwest's ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: future interest rates and other economic conditions; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest's past growth and performance do not necessarily indicate its future results.

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

Southwest offers a broad range of commercial and consumer banking and other financial services through full service offices in Stillwater, Oklahoma City, Tulsa and Chickasha, Oklahoma. Southwest devotes substantial efforts to marketing and providing services to local businesses, their primary employees, and to other managers and professionals living and working in Southwest's Oklahoma market areas. Southwest has developed a marketing and delivery system that does not rely on an extensive branch network.

Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders, and has capitalized on its position as an Oklahoma owned and operated banking organization to increase its banking business. Southwest has grown from $434 million in assets since becoming a public company at year-end 1993, to $1.22 billion at March 31, 2001, without acquiring other financial institutions. Southwest considers acquisitions of other financial institutions and other companies, however, from time to time, although it does not have any specific agreements or understandings for any such acquisition at present.


FINANCIAL CONDITION

TOTAL ASSETS

Southwest's total assets were $1.22 billion at March 31, 2001, a 1% increase from $1.20 billion at December 31, 2000.

LOANS RECEIVABLE

Loans were $931.6 million at March 31, 2001, a 2% increase ($19.0 million) from December 31, 2000. Southwest experienced increases in the categories of government-guaranteed student loans ($8.6 million, or 11%), commercial loans ($7.1 million, or 2%), commercial real estate mortgages ($4.4 million, or 2%), and residential mortgages ($2.2 million, or 2%). These increases were offset by reductions in other consumer loans ($3.0 million, or 9%) and real estate construction loans ($358,000, or less than 1%). The allowance for loan losses increased by $42,000, or less than 1%, from December 31, 2000 to March 31, 2001. At March 31, 2001, the allowance for loan losses was $12.2 million, or 1.31% of total loans, compared to $12.1 million, or 1.33% of total loans, at December 31, 2000. The increase in total loans from year-end 2000 to March 31, 2001 is the net result of growth from loan originations and payoffs.

DEPOSITS

Southwest's deposits increased $3.9 million, or less than 1%, from $945.1 million at December 31, 2000 to $949.0 million at March 31, 2001. Increases occurred in money market accounts ($25.6 million, or 25%) and savings accounts ($635,000, or 13%). These increases were offset in part by decreases in time deposits ($14.5 million, or 2%), demand deposits ($4.2 million, or 4%), and NOW accounts ($3.6 million, or 7%).

SHAREHOLDERS' EQUITY

Shareholders' equity increased by $3.2 million, or 4%, due primarily to earnings, net of common stock dividends, for the first three months of 2001, as well as a $985,000 increase in the net unrealized gains on investment securities available for sale (net of tax). At March 31, 2001, Southwest and Stillwater National continued to exceed all applicable regulatory capital requirements.


RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

NET INCOME

For the first quarter of 2001, Southwest recorded net income of $2.6 million. This was $183,000 more than the $2.4 million in net income recorded for the first quarter of 2000. Average shares outstanding were 3,793,505 for the first quarter of 2001 and 3,866,190 for the first quarter of 2000. Basic and diluted earnings per share increased to $0.69 and $0.68 per share for the first quarter of 2001 from $0.63 and $0.62 per share for the same period in 2000, respectively.

Net interest income declined $145,000, or 1%, for the first quarter of 2001 compared to the same period in 2000. This reduction in net interest income as well as a $47,000, or 4%, increase in taxes on income was offset by a $190,000, or 10%, increase in other income and a $185,000, or 2%, reduction in other expense. For the first quarter of 2001, the return on average total equity was 13.69% compared to a 15.26% return on average total equity for the first quarter of 2000.

NET INTEREST INCOME

Net interest income declined to $9.8 million for the first quarter of 2001 from $10.0 million for the same period in 2000 as the $1.8 million, or 8%, increase in interest income was offset by a $1.9 million, or 15%, increase in interest expense. Yields on Southwest's interest-earning assets increased by 21 basis points, and the rates paid on Southwest's interest-bearing liabilities increased by 53 basis points, resulting in a reduction in the interest rate spread to 2.72% for the first quarter of 2001 from 3.04% for the first quarter of 2000. Net interest margin also declined from 3.66% to 3.43%. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 113.86% for the first quarter of 2001 from 113.28% for the first quarter of 2000, primarily due to the increase in average loans outstanding.

Total interest income for the first quarter of 2001 was $24.6 million, an 8% increase from $22.9 million during the same period in 2000. The principal factor in the increase of interest income was the $66.8 million increase in average interest-earning assets. Southwest's average loans increased $53.0 million, or 6%, and the related yield increased to 9.19% for the first quarter of 2001 from 8.95% in 2000. During the same period, average investment securities increased $16.4 million, or 8%, and the related yield increased to 6.13% from 6.05%.

Total interest expense for the first quarter of 2001 was $14.8 million, an increase of 15% from $12.9 million for the same period in 2000. The increase in total interest expense can be attributed to an increase in the rates paid on average interest-bearing liabilities, which increased to 5.86% from 5.33%. During the same period, average interest-bearing liabilities increased $53.7 million, or 6%. Rates paid on deposits increased for all categories other than savings.

OTHER INCOME

Other income increased by $190,000 for the first quarter of 2001 compared to the same period of 2000 primarily as a result of an $86,000 increase in gains on sales of loans, a $57,000 increase in gains on sales/calls of securities and a $49,000 increase in service charges and fees. The increase in gains on sales of securities occurred when "available for sale" securities were called prior to their stated maturity date.

OTHER EXPENSES

Southwest's other expenses declined $185,000 for the first quarter of 2001 compared to the same period in 2000. This reduction was primarily the result of a $334,000 decline in other real estate expense. This reduction in expense was offset by a $69,000 increase in general and administrative expense, a $40,000 increase in occupancy expense, and a $35,000 increase in salaries and employee benefits.

PROVISION FOR LOAN LOSSES

Southwest makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. An appropriate level of the allowance for loan losses is determined by management. See Note 4, Allowance for Loan Losses, in the Notes to Unaudited Consolidated Financial Statements for additional information.

TAXES ON INCOME

Southwest's income tax expense was $1.3 million for the first three months of 2001 and 2000. Southwest's effective tax rates have been lower than federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans.

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

Southwest has available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank ("FRB"), the Student Loan Marketing Association ("SLMA"), the F&M Bank of Tulsa ("F&M"), and the Federal Home Loan Bank of Topeka ("FHLB"). Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $888,000 at March 31, 2001. Stillwater National has approved federal funds purchase lines totaling $20.0 million with three other banks; no amounts were outstanding on these lines at March 31, 2001. In addition, Stillwater National has available a $35.0 million line of credit from the SLMA and a $223.0 million line of credit from the FHLB. Borrowings under the SLMA line would be secured by student loans. Borrowings under the FHLB line would be secured by all unpledged securities and other loans. The SLMA line expires April 20, 2007; no amount was outstanding on this line at March 31, 2001. The FHLB line of credit had an outstanding balance of $102.6 million at March 31, 2001. Stillwater National also has available unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Morgan Stanley Dean Witter, Salomon Smith Barney, PaineWebber, Inc., and CountryWide Securities that total $415.0 million. At March 31, 2001, $123.1 million in retail certificates of deposit were included in total deposits.

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

During the first three months of 2001, the only categories of short-term borrowings whose averages exceeded 30% of ending shareholders' equity were repurchase agreements and funds borrowed from the FHLB.



                                                              March 31, 2001                     March 31, 2000
                                                      -------------------------------    ----------------------------------
                                                        Repurchase    Funds Borrowed       Repurchase      Funds Borrowed
                                                        Agreements    from the FHLB        Agreements      from the FHLB
                                                      -------------------------------    ----------------------------------
                                                          (Dollars in thousands)              (Dollars in thousands)

Amount outstanding at end of period                   $ 56,247          $102,644          $ 52,352          $ 92,300
Weighted average rate paid at end of period               4.91%             5.58%             5.33%             5.98%
Average Balance:
     For the three months ended                       $ 51,195          $107,878          $ 42,838          $110,004
Average Rate Paid:
     For the three months ended                           5.12%             5.47%             5.21%             5.90%
Maximum amount outstanding at any month end           $ 56,247          $120,635          $ 52,905          $127,850


During the first three months of 2001, cash and cash equivalents decreased $5.3 million. This decline was the net result of cash used in investing activities of $23.8 million offset in part by cash provided from financing activities of $13.1 million (primarily from the increase in short-term borrowings) and cash provided from operating activities of $5.4 million.

During the first three months of 2000, cash and cash equivalents decreased $2.6 million. This decline was the net result of cash used in investing activities of $44.3 million offset in part by cash provided from financing activities of $37.1 million (primarily from the increase in deposits) and cash provided from operating activities of $4.6 million.


CAPITAL RESOURCES

In the first three months of 2001, total shareholders' equity increased $3.2 million, or 4%, as a result of earnings, offset in part by dividends and an increase in net unrealized gains (losses) on investment securities. Earnings, net of cash dividends declared on common stock, contributed $2.2 million to shareholders' equity during this three month period. The sale or issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan and the employee stock option plan contributed an additional $85,000 to shareholders' equity in the first three months of 2001. Accumulated comprehensive income, consisting of net unrealized gains (losses) on investment securities available for sale (net of tax) increased to $1.4 million at March 31, 2001 compared to $379,000 at December 31, 2000.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. At March 31, 2001, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 11.93%, a Tier I risk-based capital ratio of 10.68%, and a leverage ratio of 8.20%. As of March 31, 2001, Stillwater National also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Stillwater National by Federal bank regulators.

Southwest declared a dividend of $.12 per common share payable on April 2, 2001 to shareholders of record as of March 19, 2001.

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


                                  * * * * * * *


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2000.

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

Item 4.           Submission of matters to a vote of security holders

                  None

Item 5.           Other information
                  None

Item 6.           Exhibits and reports on Form 8-K
                  (a) Exhibits.
                           Exhibit 27       Financial Data Schedule

                  (b) Reports on Form 8-K.
                           On January 25, 2001, Southwest filed a report of Form 8-K reporting, in Item 5 of that form, that the amount of its nonperforming assets as of December 31, 2000, as previously reported, was inadvertently overstated, and providing corrected disclosures.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTHWEST BANCORP, INC.
(Registrant)


By: /s/ Rick J. Green                              May 8, 2001
   --------------------------------------          -----------------------------
   Rick J. Green                                   Date
   President and Chief Executive Officer
   (Principal Executive Officer)



By: /s/ Kerby E. Crowell                           May 8, 2001
   --------------------------------------          -----------------------------
    Kerby E. Crowell                               Date
    Executive Vice President, Chief Financial
    Officer and Assistant Secretary
    (Principal Financial and Accounting Officer)