Form 10-Q
period 2001-06-30
SOUTHWEST BANCORP INC
filed 2001-08-01
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------


                                    FORM 10-Q


         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001.

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

                                    3,803,107
                                    ---------

                                     1 of 19

                             SOUTHWEST BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                                                   Page No.
PART I.  FINANCIAL INFORMATION

         ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  Unaudited Consolidated Statements of Financial Condition at
                   June 30, 2001 and December 31, 2000                                               3

                  Unaudited Consolidated Statements of Operations for the
                    six months ended June 30, 2001 and 2000                                          4

                  Unaudited Consolidated Statements of Cash Flows for the
                    six months ended June 30, 2001 and 2000                                          5

                  Unaudited Consolidated Statements of Shareholders' Equity for the
                    six months ended June 30, 2001 and 2000                                          6

                  Unaudited Consolidated Statements of Comprehensive Income for the
                    six months ended June 30, 2001 and 2000                                          6

                  Notes to Unaudited Consolidated Financial Statements                               7

                  Average Balances, Yields and Rates                                                11


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                              12


         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK                                                                      17


PART II.  OTHER INFORMATION                                                                         18


SIGNATURES                                                                                          19

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)


                                                                                    JUNE 30                DECEMBER 31,
                                                                                      2001                     2000
                                                                                 ---------------          ---------------
ASSETS
Cash and cash equivalents                                                              $ 31,777                 $ 30,851
Investment securities:
     Held to maturity, fair value $56,229 (2001) and $64,615 (2000)                      55,169                   64,406
     Available for sale, amortized cost $164,877 (2001) and $156,316 (2000)             167,728                  156,947
     Federal Reserve Bank and Federal Home Loan Bank Stock, at cost                      10,515                    8,439
Loans held for sale                                                                      11,641                    7,888
Loans receivable, net of allowance for loan losses
     of $12,687 (2001) and $12,125 (2000)                                               925,222                  892,537
Accrued interest receivable                                                              12,378                   12,042
Premises and equipment, net                                                              19,809                   20,416
Other assets                                                                              8,376                   10,040
                                                                                 ---------------          ---------------
                Total assets                                                         $1,242,615               $1,203,566
                                                                                 ===============          ===============

LIABILITIES & SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand                                                       $ 128,766                $ 119,732
     Interest-bearing demand                                                             52,258                   51,199
     Money market accounts                                                              122,933                  103,001
     Savings accounts                                                                     5,149                    4,884
     Time deposits of $100,000 or more                                                  271,127                  304,814
     Other time deposits                                                                330,368                  361,472
                                                                                 ---------------          ---------------
         Total deposits                                                                 910,601                  945,102
                                                                                 ---------------          ---------------
Accrued interest payable                                                                  4,749                    7,105
Other liabilities                                                                         3,624                    2,609
Short-term borrowings                                                                   219,293                  150,498
Long-term debt:
     Guaranteed preferred beneficial interests in the Company's
         subordinated debentures                                                         25,013                   25,013
                                                                                 ---------------          ---------------
            Total liabilities                                                         1,163,280                1,130,327
                                                                                 ---------------          ---------------
Shareholders' equity:
     Common stock - $1 par value; 20,000,000 shares authorized;
         4,081,056 shares issued                                                          4,081                    4,081
     Capital surplus                                                                     14,731                   14,788
     Retained earnings                                                                   64,521                   59,912
     Accumulated other comprehensive income (loss)                                        1,711                      379
     Treasury stock, at cost; 281,561 (2001) and 290,772 (2000) shares                   (5,709)                  (5,921)
                                                                                 ---------------          ---------------
                Total shareholders' equity                                               79,335                   73,239
                                                                                 ---------------          ---------------
                Total liabilities & shareholders' equity                             $1,242,615               $1,203,566
                                                                                 ===============          ===============



     See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except earnings per share data)


                                                            FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                               ENDED JUNE 30,                    ENDED JUNE 30,
                                                            2001             2000            2001             2000
                                                         ------------     -----------     ------------     ------------
Interest income:
     Interest and fees on loans                              $20,068         $20,329          $41,196          $39,897
     Investment securities:
         U.S. Government and agency obligations                1,539           1,673            3,216            3,341
         Mortgage-backed securities                            1,296           1,161            2,495            2,221
         State and political subdivisions                        419             366              852              693
         Other securities                                        187             201              377              384
     Other interest-earning assets                                 9              12               18               57
                                                         ------------     -----------     ------------     ------------
         Total interest income                                23,518          23,742           48,154           46,593

Interest expense:
     Interest-bearing demand                                     221             316              508              594
     Money market accounts                                     1,122           1,040            2,565            2,084
     Savings accounts                                             26              22               52               44
     Time deposits of $100,000 or more                         4,168           4,610            8,938            8,860
     Other time deposits                                       4,898           4,829           10,451            9,319
     Short-term borrowings                                     2,126           2,367            4,252            4,558
     Long-term debt                                              581             581            1,163            1,163
                                                         ------------     -----------     ------------     ------------
         Total interest expense                               13,142          13,765           27,929           26,622
                                                         ------------     -----------     ------------     ------------

Net interest income                                           10,376           9,977           20,225           19,971

Provision for loan losses                                      1,125             975            1,950            1,800

Other income:
     Service charges and fees                                  1,682           1,539            3,191            2,999
     Other noninterest income                                    186             169              267              252
     Gain on sales of loans receivable                           636             246            1,175              699
     Gain on sales of investment securities
                                                                 196               -              253                -
                                                         ------------     -----------     ------------     ------------
         Total other income                                    2,700           1,954            4,886            3,950

Other expenses:
     Salaries and employee benefits                            4,034           3,566            7,635            7,132
     Occupancy                                                 1,591           1,680            3,210            3,259
     FDIC and other insurance                                     70              67              141              133
     Other real estate                                            (6)             99              (23)             416
     General and administrative                                2,083           1,880            4,056            3,784
                                                         ------------     -----------     ------------     ------------
         Total other expenses                                  7,772           7,292           15,019           14,724
                                                         ------------     -----------     ------------     ------------
Income before taxes                                            4,179           3,664            8,142            7,397
     Taxes on income                                           1,287           1,250            2,621            2,537
                                                         ------------     -----------     ------------     ------------
Net income                                                    $2,892          $2,414           $5,521           $4,860
                                                         ============     ===========     ============     ============

Basic earnings per share                                      $ 0.76          $ 0.63           $ 1.45           $ 1.26
                                                         ============     ===========     ============     ============
Diluted earnings per share                                    $ 0.74          $ 0.63           $ 1.42           $ 1.25
                                                         ============     ===========     ============     ============
Cash dividends declared per share                             $ 0.12          $ 0.11           $ 0.24           $ 0.22
                                                         ============     ===========     ============     ============


See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)



                                                                                          FOR THE SIX MONTHS
                                                                                            ENDED JUNE 30,
                                                                                         2001             2000
                                                                                     -------------    -------------
Operating activities:
     Net income                                                                            $5,521           $4,860
     Adjustments to reconcile net income to net
         cash (used in) provided from operating activities:
            Provision for loan losses                                                       1,950            1,800
            Depreciation and amortization expense                                           1,219            1,242
            Amortization of premiums and accretion of
                discounts on securities, net                                                   (5)               4
            Amortization of intangibles                                                        80               90
            (Gain) Loss on sales/calls of securities                                         (253)              --
            (Gain) Loss on sales of loans receivable                                       (1,175)            (699)
            (Gain) Loss on sales of premises/equipment                                         (1)              (4)
            (Gain) Loss on other real estate owned, net                                       (26)             214
            Proceeds from sales of residential mortgage loans                              53,829           25,081
            Residential mortgage loans originated for resale                              (55,350)         (23,637)
     Changes in assets and liabilities:
         Accrued interest receivable                                                         (336)          (1,711)
         Other assets                                                                         438             (556)
         Income taxes payable                                                                (119)              --
         Accrued interest payable                                                          (2,356)           1,164
         Other liabilities                                                                  1,095              946
                                                                                     -------------    -------------
            Net cash (used in) provided from operating activities                           4,511            8,794
                                                                                     -------------    -------------
Investing activities:
     Proceeds from sales of available for sale securities                                   2,025            1,046
     Proceeds from principal repayments, calls and maturities:
         Held to maturity securities                                                        9,225           13,400
         Available for sale securities                                                     42,302            4,563
     Proceeds from sales of Federal Home Loan Bank stock                                      111               --
     Purchases of held to maturity securities                                                  --          (10,705)
     Purchases of available for sale securities                                           (52,620)         (19,340)
     Purchases of Federal Reserve Bank and Federal Home Loan
         Bank stock                                                                        (2,187)             (96)
     Loans originated and principal repayments, net                                       (84,606)         (65,929)
     Proceeds from sales of guaranteed student loans                                       48,794           13,111
     Purchases of premises and equipment                                                     (633)          (1,176)
     Proceeds from sales of premises and equipment                                             22               48
     Proceeds from sales of other real estate owned                                           406            1,542
                                                                                     -------------    -------------
            Net cash (used in) provided from investing activities                         (37,161)         (63,536)
                                                                                     -------------    -------------
Financing activities:
     Net increase (decrease) in deposits                                                  (34,501)          34,257
     Net increase (decrease) in short-term borrowings                                      68,795           26,030
     Net proceeds from issuance of common stock                                               155               60
     Purchases of treasury stock                                                               --           (1,317)
     Common stock dividends paid                                                             (873)            (812)
                                                                                     -------------    -------------
            Net cash (used in) provided from financing activities                          33,576           58,218
                                                                                     -------------    -------------
Net increase (decrease) in cash and cash equivalents                                          926            3,476
Cash and cash equivalents,
     Beginning of period                                                                   30,851           26,340
                                                                                     -------------    -------------
     End of period                                                                        $31,777          $29,816
                                                                                     =============    =============


See notes to consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)


                                                                                       ACCUMULATED                   TOTAL
                                                                                          OTHER                     SHARE-
                                           COMMON STOCK        CAPITAL    RETAINED    COMPREHENSIVE    TREASURY    HOLDERS'
                                         SHARES      AMOUNT    SURPLUS    EARNINGS    INCOME (LOSS)      STOCK      EQUITY
                                      ----------------------------------------------------------------------------------------

Balance, January 1, 2001                 4,081,056     $4,081    $14,788     $59,912             $379    $(5,921)     $73,239

Cash dividends declared:
     Common, $0.12 per share                    --         --         --        (912)              --         --         (912)
Common stock issued:
     Employee Stock Option Plan                 --         --        (49)         --               --        157          108
     Employee Stock Purchase Plan               --         --         (2)         --               --         21           19
     Dividend Reinvestment Plan                 --         --         (6)         --               --         34           28
Other comprehensive income
     (loss), net of tax                         --         --         --          --            1,332         --        1,332
Treasury shares purchased                       --         --         --          --               --         --           --
Net income                                      --         --         --       5,521               --         --        5,521
                                      ----------------------------------------------------------------------------------------

Balance, June 30, 2001                   4,081,056     $4,081    $14,731     $64,521           $1,711    $(5,709)     $79,335
                                      ========================================================================================


See notes to unaudited consolidated financial statements.


SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)


                                                            FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                               ENDED JUNE 30,                    ENDED JUNE 30,
                                                            2001             2000            2001             2000
                                                         ------------     -----------     ------------     ------------
Net income                                                    $2,892          $2,414           $5,521           $4,860

Other comprehensive income (loss)
     Unrealized holding gain (loss) on available
         for sale securities                                     780              90            2,473             (435)
     Reclassification adjustment for (gains) losses
         arising during the period
                                                                (196)             --             (253)              --
                                                         ------------     -----------     ------------     ------------
     Other comprehensive income (loss), before tax               584              90            2,220             (435)
     Tax (expense) benefit related to items
         of other comprehensive income (loss)                  (237)            (37)            (888)              175
                                                         ------------     -----------     ------------     ------------
     Other comprehensive income (loss), net of tax               347              53            1,332             (260)
                                                         ------------     -----------     ------------     ------------

Comprehensive income                                          $3,239          $2,467           $6,853           $4,600
                                                         ============     ===========     ============     ============

See notes to unaudited consolidated financial statements.

                             SOUTHWEST BANCORP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, cash flows and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal, recurring adjustments. The results of operations and cash flows for the six months ended June 30, 2001 and 2000 should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.


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

                                                                      For the six                   For the
                                                                     months ended                 year ended
                                                                     June 30, 2001             December 31, 2000
                                                                  --------------------        --------------------
                                                                                (Dollars in thousands)
Balance at beginning of period                                                $12,125                     $11,190
Loans charged-off:
     Real estate mortgage                                                         101                         563
     Real estate construction                                                      78                       1,083
     Commercial                                                                 1,404                       1,170
     Installment and consumer                                                     402                         474
                                                                  --------------------        --------------------
         Total charge-offs                                                      1,985                       3,290
Recoveries:
     Real estate mortgage                                                          19                         155
     Real estate construction                                                      22                           -
     Commercial                                                                   402                         360
     Installment and consumer                                                     154                         160
                                                                  --------------------        --------------------
         Total recoveries                                                         597                         675
                                                                  --------------------        --------------------
Net loans charged-off                                                           1,388                       2,615
Provision for loan losses                                                       1,950                       3,550
                                                                  --------------------        --------------------
Balance at end of period                                                      $12,687                     $12,125
                                                                  ====================        ====================
Loans outstanding:
     Average                                                                 $937,098                    $900,241
     End of period                                                            949,550                     912,550
Net charge-offs to total average loans (annualized)                             0.30%                       0.29%
Allowance for loan losses to total loans                                        1.34%                       1.33%


Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.

                                                                          At                          At
                                                                     June 30, 2001             December 31, 2000
                                                                  --------------------        --------------------
                                                                                (Dollars in thousands)
Nonaccrual loans (1)                                                           $7,981                      $3,138
Past due 90 days or more (2)                                                    2,269                         208
Restructured                                                                        -                       8,694
                                                                  --------------------        --------------------
     Total nonperforming loans                                                 10,250                      12,040
Other real estate owned                                                           965                       1,225
                                                                  --------------------        --------------------
     Total nonperforming assets                                               $11,215                     $13,265
                                                                  ====================        ====================

Nonperforming loans to loans receivable                                         1.08%                       1.32%
Allowance for loan losses to nonperforming loans                              123.78%                     100.71%
Nonperforming assets to loans receivable and
     other real estate owned                                                    1.18%                       1.45%

(1) The government-guaranteed portion of loans included in these totals was $208 (2001) and $101 (2000).

(2) The government-guaranteed portion of loans included in these totals was $232 (2001) and $99 (2000).

Total nonperforming assets of $11.2 million were down $2.1 million, or 15.5%, from year-end 2000. The decrease in nonperforming assets was primarily the result of the successful resolution of a large problem credit, offset in part by the classification of $5.1 million in watch list credits as nonaccrual and other, typical, activity in the portfolio. These nonaccrual credits, originated in 1996 to a single borrower, are now in the process of collection.

Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest deems appropriate. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. Southwest's methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and an unallocated allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases. Loss factors are based on Southwest's historical loss experience in the various portfolio categories over the prior six quarters or four quarters, whichever is greater. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. The allowance for loan losses related to loans that are identified for evaluation of impairment is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Allowances are established for credits that do not have specific allowances according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade. The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Management reviews these conditions quarterly. During the second quarter of 2001, there were no changes in estimation methods or assumptions that affected Southwest's methodology for assessing the appropriateness of the allowance.

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


NOTE 5:  LOANS RECEIVABLE

Southwest extends commercial and consumer credit primarily to customers in the State of Oklahoma, but its commercial lending operations are concentrated in the Stillwater, Tulsa, and Oklahoma City areas of the state. As a result, the collectibility of Southwest's loan portfolio can be affected by changes in the general economic conditions in the state and in those metropolitan areas. At June 30, 2001 and December 31, 2000, substantially all of Southwest's loans are collateralized with real estate, inventory, accounts receivable and/or other assets, or are guaranteed by agencies of the United States Government.

At June 30, 2001, loans to individuals and businesses in the healthcare industry totaled approximately $127.8 million, or 13% of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% or more of total loans.

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $8.0 million at June 30, 2001. During the first six months of 2001, $161,000 in interest income was received on nonaccruing loans. If interest on those loans had been accrued, additional total interest income of $128,200 would have been recorded.


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

NOTE 7:  EARNINGS PER SHARE

Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury stock method. At June 30, 2001, there were 120,000 antidilutive options to purchase common shares. At June 30, 2000, there were 287,000 antidilutive options to purchase shares.

The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:


                                          For the three months            For the six months
                                             ended June 30,                 ended June 30,
                                           2001          2000            2001            2000
                                        ---------     ---------       ---------      ----------
Weighted average shares outstanding:
  Basic earnings per share              3,798,699     3,837,442       3,796,116       3,851,816
Effect of dilutive securities:
  Stock options                            91,791        40,262          88,046          50,531
                                        ---------     ---------       ---------       ---------
Weighted average shares outstanding:
  Diluted earnings per share            3,890,490     3,877,704       3,884,162       3,902,347
                                        =========     =========       =========       =========

NOTE 8:  SHAREHOLDERS' EQUITY

SHARE REPURCHASE PROGRAM

In December 1999, Southwest implemented a stock repurchase program that authorized the purchase of up to 5% of its current outstanding common stock in the period ending April 30, 2001. As of April 30, 2001, Southwest had purchased 102,500 shares under this program at an average price of $17.33 per share. These repurchases reduced shareholders' equity $1.8 million during 2000. In March 2001, Southwest authorized the repurchase of up to another 5% of its current outstanding common stock. As of June 30, 2001, Southwest had not made any purchases under the current program. Repurchases under the current program may be made primarily on the open market from time to time until March 31, 2002, or earlier termination of the repurchase program by the Board and are made at the discretion of management based upon market, business, legal, accounting and other factors.

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

SOUTHWEST BANCORP, INC.
AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)

                                                                     For the six months ended June 30,
                                                                     2001                         2000
                                                         ----------------------------------------------------------
                                                            Average       Average        Average       Average
                                                            Balance      Yield/Rate      Balance      Yield/Rate
                                                         ----------------------------------------------------------
Assets:
     Loans receivable                                         $937,098           8.87%     $886,790           9.05%
     Investment securities                                     234,090           5.98       218,207           6.12
     Other interest-earning assets                                 724           5.01         1,979           5.79
                                                         --------------               --------------
         Total interest-earning assets                       1,171,912           8.29     1,106,976           8.46
     Noninterest-earning assets                                 51,966                       52,710
                                                         --------------               --------------
         Total assets                                       $1,223,878                   $1,159,686
                                                         ==============               ==============

Liabilities and shareholders' equity:
     Interest-bearing demand                                   $48,264           2.12%      $48,070           2.48%
     Money market accounts                                     122,054           4.24        95,194           4.40
     Savings accounts                                            5,292           1.98         4,470           1.98
     Time deposits                                             643,881           6.07       647,456           5.65
                                                         --------------               --------------
         Total interest-bearing deposits                       819,491           5.54       795,190           5.29
     Short-term borrowings                                     181,278           4.73       155,854           5.88
     Long-term debt                                             25,013           9.30        25,013           9.30
                                                         --------------               --------------
         Total interest-bearing liabilities                  1,025,782           5.49       976,057           5.48
     Noninterest-bearing demand                                106,486                      103,037
     Other noninterest-bearing liabilities                      12,575                       14,499
     Shareholders' equity                                       79,035                       66,093
                                                         --------------               --------------
         Total liabilities and shareholders' equity         $1,223,878                   $1,159,686
                                                         ==============               ==============

     Interest rate spread                                                        2.80%                        2.98%
                                                                       ===============              ===============
     Net interest margin (1)                                                     3.48%                        3.63%
                                                                       ===============              ===============
     Ratio of average interest-earning assets
         to average interest-bearing liabilities                114.25%                      113.41%
                                                         ==============               ==============

(1)  Net interest margin = net interest income / total interest-earning assets


The resolution of a large problem credit during the second quarter resulted in the recovery of accrued interest from prior periods, which increased the yield on loans and resulting interest rate spread and net interest margin rates for the second quarter. Without the interest recovery, interest rate spread and net interest margin rates would have been 2.83%, and 3.48%, respectively.

                             SOUTHWEST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements. This Management's Discussion and Analysis of financial condition and results of operations and other portions of this report include forward-looking statements such as: statements of Southwest's goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of loan quality and of probable loan losses; assessments of the effects on Southwest's performance of possible Federal Reserve actions to decrease interest rates; and statements of Southwest's ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates and other economic conditions; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest's past growth and performance do not necessarily indicate its future results.

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

Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders, and has capitalized on its position as an Oklahoma owned and operated banking organization to increase its banking business. Southwest has grown from $434 million in assets since becoming a public company at year-end 1993, to $1.24 billion at June 30, 2001, without acquiring other financial institutions. Southwest considers acquisitions of other financial institutions and other companies, however, from time to time, although it does not have any specific agreements or understandings for any such acquisition at present.


FINANCIAL CONDITION

TOTAL ASSETS

Southwest's total assets were $1.24 billion at June 30, 2001, a 3% increase from $1.20 billion at December 31, 2000.

LOANS RECEIVABLE

Loans were $949.6 million at June 30, 2001, a 4% increase ($37.0 million) from December 31, 2000. Southwest experienced increases in the categories of commercial real estate mortgages ($30.8 million, or 11%), government-guaranteed student loans ($12.1 million, or 16%), commercial loans ($7.5 million, or 2%), and residential mortgages ($3.0 million, or 3%). These increases were offset by reductions in real estate construction loans ($11.7 million, or 11%) and other consumer loans ($4.6 million, or 13%). The allowance for loan losses increased by $562,000, or 5%, from December 31, 2000 to June 30, 2001. At June 30, 2001, the allowance for loan losses was $12.7 million, or 1.34% of total loans, compared to $12.1 million, or 1.33% of total loans, at December 31, 2000. The increase in total loans from year-end 2000 to June 30, 2001 is the net result of growth from loan originations and payoffs.

DEPOSITS

Southwest's deposits were $910.6 million at June 30, 2001, a reduction of $34.5 million, or 4%, from $945.1 million at December 31, 2000. Increases occurred in money market accounts ($19.9 million, or 19%), demand deposits ($9.0 million, or 8%), NOW accounts ($1.1 million, or 2%) and savings accounts ($265,000, or 5%). These increases were offset by a decrease in time deposits ($64.8 million, or 10%). The reduction in time deposits can be attributed to a decreasing rate environment during the current year. Southwest has increased usage of its borrowing capacity at the Federal Home Loan Bank to take advantage of the lower rate environment. These increased borrowings offset the decline in time deposits.

SHAREHOLDERS' EQUITY

Shareholders' equity increased by $6.1 million, or 8%, due primarily to earnings, net of common stock dividends, for the first six months of 2001, as well as a $1.3 million increase in the net unrealized gains on investment securities available for sale (net of tax). At June 30, 2001, Southwest and Stillwater National continued to exceed all applicable regulatory capital requirements.


RESULTS OF OPERATIONS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

NET INCOME

For the first six months of 2001, Southwest recorded net income of $5.5 million. This was $661,000 more than the $4.9 million in net income recorded for the first six months of 2000. Average shares outstanding were 3,796,116 for the first six months of 2001 and 3,851,816 for the first six months of 2000. Basic and diluted earnings per share increased to $1.45 and $1.42 per share for the first six months of 2001 from $1.26 and $1.25 per share for the same period in 2000, respectively.

Net interest income increased $254,000, or 1%, for the first six months of 2001 compared to the same period in 2000. This increase in net interest income as well as a $936,000, or 24%, increase in other income was offset by a $295,000, or 2%, increase in other expense, a $150,000, or 8%, increase in the provision for loan losses and an $84,000, or 3%, increase in taxes on income. For the first six months of 2001, the return on average total equity was 14.09% compared to a 14.79% return on average total equity for the first six months of 2000.

NET INTEREST INCOME

Net interest income increased to $20.2 million for the first six months of 2001 from $20.0 million for the same period in 2000 as the $1.6 million, or 3%, increase in interest income was only partially offset by a $1.3 million, or 5%, increase in interest expense. Yields on Southwest's interest-earning assets declined by 17 basis points, and the rates paid on Southwest's interest-bearing liabilities increased by 1 basis point, resulting in a reduction in the interest rate spread to 2.80% for the first six months of 2001 from 2.98% for the first six months of 2000. Net interest margin also declined from 3.63% to 3.48%. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 114.25% for the first six months of 2001 from 113.41% for the first six months of 2000, primarily due to the increase in average loans outstanding.

Total interest income for the first six months of 2001 was $48.2 million, a 3% increase from $46.6 million during the same period in 2000. The principal factor in the increase of interest income was the $64.9 million increase in average interest-earning assets. Southwest's average loans increased $50.3 million, or 6%, and the related yield was reduced to 8.87% for the first six months of 2001 from 9.05% in 2000. During the same period, average investment securities increased $15.9 million, or 7%, and the related yield was reduced to 5.98% from 6.12%.

Total interest expense for the first six months of 2001 was $27.9 million, an increase of 5% from $26.6 million for the same period in 2000. The increase in total interest expense can be attributed to a $49.7 million, or 5%, increase in average interest-bearing liabilities. During the same period, the rates paid on average interest-bearing liabilities increased to 5.49% from 5.48%. Rates paid on time deposits increased 42 basis points while the rates paid on NOW accounts and money market accounts declined 36 and 16 basis points, respectively. There was no change in the rates paid on savings accounts.

The Federal Reserve's actions to decrease interest rates have negatively affected the net interest margins of many banks, as interest rates on earning assets have declined more rapidly than rates paid on interest bearing liabilities. Further decreases in interest rates may further compress interest margins. Southwest believes that it is likely that its margins will be further compressed in the second half of the year, particularly if the Federal Reserve drops interest rates further. This margin compression may have a noticeable, negative effect on net income for the second half of the year and on the amount of income growth for the full year. The actual amounts of the effects on margin and on net income, if any, are not known, and depend upon a number of factors including the amount and timing of any future decreases in interest rates and the levels of Southwest's other income and operating expenses.


OTHER INCOME

Other income increased by $936,000 for the first six months of 2001 compared to the same period of 2000 primarily as a result of a $476,000 increase in gains on sales of loans, a $253,000 increase in gains on sales/calls of securities and a $192,000 increase in service charges and fees. The increase in gains on sales of securities occurred when "available for sale" securities were called prior to their stated maturity date.

OTHER EXPENSES

Southwest's other expenses increased $295,000 for the first six months of 2001 compared to the same period in 2000. This increase was primarily the result of a $503,000 increase in salaries and employee benefits, a $272,000 increase in general and administrative expense and an $8,000 increase in FDIC and other insurance. These increases in expense were partially offset by a $439,000 reduction in other real estate expense and a $49,000 reduction in occupancy expense.

PROVISION FOR LOAN LOSSES

Southwest makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. An appropriate level of the allowance for loan losses is determined by management. See Note 4, Allowance for Loan Losses, in the Notes to Unaudited Consolidated Financial Statements for additional information.

TAXES ON INCOME

Southwest's income tax expense was $2.6 million for the first six months of 2001 and $2.5 million for the same period in 2000. Southwest's effective tax rates have been lower than federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans.


FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

NET INCOME

For the second quarter of 2001, Southwest recorded net income of $2.9 million. This was $478,000 more than the $2.4 million in net income recorded for the second quarter of 2000. Average shares outstanding were 3,798,699 for the second quarter of 2001 and 3,837,442 for the second quarter of 2000. Basic and diluted earnings per share increased to $0.76 and $0.74 per share for the second quarter of 2001 from $0.63 and $0.63 per share for the same period in 2000, respectively.

Net interest income increased $399,000, or 4%, for the second quarter of 2001 compared to the same period in 2000. This increase in net interest income, as well as a $746,000, or 38%, increase in other income, was offset by a $480,000, or 7%, increase in other expense, a $150,000, or 15%, increase in the provision for loan losses, and a $37,000, or 3%, increase in taxes on income. For the second quarter of 2001, the return on average total equity was 14.47% compared to a 14.34% return on average total equity for the second quarter of 2000.

NET INTEREST INCOME

Net interest income increased to $10.4 million for the second quarter of 2001 from $10.0 million for the same period in 2000 as the $224,000, or 1%, reduction in interest income was more than offset by a $623,000, or 5%, reduction in interest expense. Yields on Southwest's interest-earning assets decreased by 55 basis points, and the rates paid on Southwest's interest-bearing liabilities decreased by 50 basis points, resulting in a reduction in the interest rate spread to 2.88% for the second quarter of 2001 from 2.93% for the second quarter of 2000. Net interest margin also declined from 3.60% to 3.53%. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 114.57% for the second quarter of 2001 from 113.51% for the second quarter of 2000, primarily due to the increase in average loans outstanding.

The resolution of a large problem credit during the second quarter resulted in the recovery of accrued interest from prior periods, which increased the yield on loans and resulting interest rate spread and net interest margin rates for the second quarter. Without the interest recovery, the interest rate spread and net interest margin rates would have been 2.83%, and 3.48%, respectively.

Total interest income for the second quarter of 2001 was $23.5 million, a 1% decrease from $23.7 million during the same period in 2000. The principal reason for the decrease in interest income was the 55 basis point reduction in the yield on interest-earning assets, which was partially offset by the $62.8 million increase in average interest-earning assets. Southwest's average loans increased $47.6 million, or 5%, and the related yield decreased to 8.55% for the second quarter of 2001 from 9.15% in 2000. During the same period, average investment securities increased $15.2 million, or 7%, and the related yield decreased to 5.85% from 6.20%.

Total interest expense for the second quarter of 2001 was $13.1 million, a reduction of 5% from $13.8 million for the same period in 2000. The reduction in total interest expense can be attributed to the 50 basis point reduction in the rates paid on average interest-bearing liabilities, which decreased to 5.13% from 5.63%. During the same period, average interest-bearing liabilities increased $45.7 million, or 5%. Rates paid on deposits decreased for all categories other than savings.

OTHER INCOME

Other income increased by $746,000 for the second quarter of 2001 compared to the same period of 2000 primarily as a result of a $390,000 increase in gains on sales of loans, a $196,000 increase in gains on sales/calls of securities and a $143,000 increase in service charges and fees. The increase in gains on sales of securities occurred when "available for sale" securities were called prior to their stated maturity date.

OTHER EXPENSES

Southwest's other expenses increased $480,000 for the second quarter of 2001 compared to the same period in 2000. This increase was primarily the result of a $468,000 increase in salaries and employee benefits, a $203,000 increase in general and administrative expense and a $3,000 increase in FDIC and other insurance. These increases in expense were partially offset by a $105,000 reduction in other real estate expense and an $89,000 reduction in occupancy expense. The reduction in occupancy expense was due to lower building rental expense. During the third quarter 2000, a rental agreement for office space in Tulsa was canceled after consolidating administrative departments into another office.

PROVISION FOR LOAN LOSSES

Southwest makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. An appropriate level of the allowance for loan losses is determined by management. See Note 4, Allowance for Loan Losses, in the Notes to Unaudited Consolidated Financial Statements for additional information.

TAXES ON INCOME

Southwest's income tax expense was $1.3 million for the second quarters of 2001 and 2000. Southwest's effective tax rates have been lower than federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans.

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

Southwest has available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank ("FRB"), the Student Loan Marketing Association ("SLMA"), the F&M Bank of Tulsa ("F&M"), and the Federal Home Loan Bank of Topeka ("FHLB"). Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $2.5 million at June 30, 2001. Stillwater National has approved federal funds purchase lines totaling $20.0 million with three other banks; no amounts were outstanding on these lines at June 30, 2001. In addition, Stillwater National has available a $35.0 million line of credit from the SLMA and a $224.5 million line of credit from the FHLB. Borrowings under the SLMA line would be secured by student loans. Borrowings under the FHLB line would be secured by all unpledged securities and other loans. The SLMA line expires April 20, 2007; no amount was outstanding on this line at June 30, 2001. The FHLB line of credit had an outstanding balance of $168.6 million at June 30, 2001. Stillwater National also has available unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Morgan Stanley Dean Witter, Salomon Smith Barney, PaineWebber, Inc., and CountryWide Securities that total $415.0 million. At June 30, 2001, $89.1 million in these retail certificates of deposit were included in total deposits.

Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of direct obligations of the U.S. Government or U.S. Government Agency issues, which are designated as pledged with Stillwater National's safekeeping agent. These transactions are for one-to-four day periods.

During the first six months of 2001, the only categories of short-term borrowings whose averages exceeded 30% of ending shareholders' equity were repurchase agreements and funds borrowed from the FHLB.

                                                               June 30, 2001                           June 30, 2000
                                                     ----------------------------------     -----------------------------------
                                                        Repurchase     Funds Borrowed          Repurchase      Funds Borrowed
                                                        Agreements     from the FHLB           Agreements      from the FHLB
                                                     ----------------------------------     -----------------------------------
                                                          (Dollars in thousands)                  (Dollars in thousands)
Amount outstanding at end of period                           $48,003         $168,590                $58,420         $117,575
Weighted average rate paid at end of period                      3.83%            4.34%                  5.57%            6.52%
Average Balance:
     For the three months ended                               $58,140         $141,814                $53,751         $101,392
     For the six months ended                                 $54,687         $124,940                $48,294         $105,699
Average Rate Paid:
     For the three months ended                                  3.83%            4.39%                  5.59%            6.31%
     For the six months ended                                    4.43%            4.85%                  5.42%            6.10%
Maximum amount outstanding at any month end                   $58,274         $168,590                $58,420         $127,850


During the first six months of 2001, cash and cash equivalents increased by $926,000. This increase was the net result of cash provided from financing activities of $33.6 million (primarily from an increase in short-term borrowings) and cash provided from operating activities of $4.5 million offset in part by cash used in net loan origination and other investing activities of $37.2 million.

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

CAPITAL RESOURCES

In the first six months of 2001, total shareholders' equity increased $6.1 million, or 8%, as a result of earnings, offset in part by dividends and an increase in net unrealized gains (losses) on investment securities. Earnings, net of cash dividends declared on common stock, contributed $4.6 million to shareholders' equity during this six month period. The sale or issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan and the employee stock option plan contributed an additional $155,000 to shareholders' equity in the first six months of 2001. Accumulated comprehensive income, consisting of net unrealized gains (losses) on investment securities available for sale (net of tax) increased to $1.7 million at June 30, 2001 compared to $379,000 at December 31, 2000.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. At June 30, 2001, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 12.00%, a Tier I risk-based capital ratio of 10.75%, and a leverage ratio of 8.32%. As of June 30, 2001, Stillwater National also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Stillwater National by Federal bank regulators.

Southwest declared a dividend of $.12 per common share payable on July 2, 2001 to shareholders of record as of June 18, 2001.


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


Item 1.           Legal proceedings
                  None

Item 2.           Changes in securities
                  None

Item 3.           Defaults upon senior securities
                  None

Item 4.           Submission of matters to a vote of security holders

                  At Southwest's annual shareholders' meeting, held on April 26, 2001, the shareholders of Southwest elected five Directors with terms expiring at the 2004 annual shareholders' meeting. The Directors elected and the shareholder vote in the election of each Director was as follows:

                                              For                       Withheld
                                              ---                       --------
                  Thomas D. Berry             3,552,110                 61,141
                  Rick Green                  3,553,447                 59,805
                  David P. Lambert            3,574,010                 39,241
                  Linford R. Pitts            3,561,002                 52,249
                  Stanley R. White            3,553,479                 59,773

                  Other Directors continuing in office following the annual shareholders' meeting were James E. Berry II, Joe Berry Cannon, J. Berry Harrison, Erd M. Johnson, Betty Kerns, Alfred
                  L. Litchenburg, Robert B. Rodgers and Russell W. Teubner.

Item 5.           Other information
                  None

Item 6.           Exhibits and reports on Form 8-K
                  (a) Exhibits.
                         None.
                  (b) Reports on Form 8-K.
                           On April 3, 2001, Southwest filed a report of Form 8-K reporting, in Item 5 of that form, that a new stock repurchase program had been approved by the Board of Directors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTHWEST BANCORP, INC.
(Registrant)




By: /s/ Rick J. Green                                         July 31, 2001
    -------------------------------------------               ------------------
    Rick J. Green                                             Date
    President and Chief Executive Officer
    (Principal Executive Officer)




By: /s/ Kerby E. Crowell                                      July 31, 2001
    -------------------------------------------               ------------------
    Kerby E. Crowell                                          Date
    Executive Vice President, Chief Financial
    Officer and Assistant Secretary
    (Principal Financial and Accounting Officer)