Form 10-Q
period 2001-09-30
SOUTHWEST BANCORP INC
filed 2001-11-13
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q


    [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2001.

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

                                    5,675,168
                                    ---------




                                     1 of 19

                             SOUTHWEST BANCORP, INC.

                               INDEX TO FORM 10-Q



                                                                                                   Page No.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  Unaudited Consolidated Statements of Financial Condition at
                   September 30, 2001 and December 31, 2000                                          3

                  Unaudited Consolidated Statements of Operations for the
                    three and nine months ended September 30, 2001 and 2000                          4

                  Unaudited Consolidated Statements of Cash Flows for the
                    nine months ended September 30, 2001 and 2000                                    5

                  Unaudited Consolidated Statements of Shareholders' Equity for the
                    nine months ended September 30, 2001                                             6

                  Unaudited Consolidated Statements of Comprehensive Income for the
                    three and nine months ended September 30, 2001 and 2000                          6

                  Notes to Unaudited Consolidated Financial Statements                               7

                  Average Balances, Yields and Rates                                                11


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                               12


         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                                       18


PART II.  OTHER INFORMATION                                                                         18


SIGNATURES                                                                                          19


SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

                                                                               SEPTEMBER 30     DECEMBER 31
                                                                                   2001             2000
                                                                               ------------     -----------

ASSETS
Cash and cash equivalents                                                       $   29,211       $   30,851
Investment securities:
  Held to maturity, fair value $52,983 (2001) and $64,615 (2000)                    51,555           64,406
  Available for sale, amortized cost $171,438 (2001) and $156,316 (2000)           176,460          156,947
  Federal Reserve Bank and Federal Home Loan Bank Stock, at cost                    10,515            8,439
Loans held for sale                                                                 11,037            7,888
Loans receivable, net of allowance for loan losses
  of $11,189 (2001) and $12,125 (2000)                                             909,859          892,537
Accrued interest receivable                                                         10,682           12,042
Premises and equipment, net                                                         20,435           20,416
Other assets                                                                         7,448           10,040
                                                                                ----------       ----------
        Total assets                                                            $1,227,202       $1,203,566
                                                                                ==========       ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand                                                    $  120,627       $  119,732
  Interest-bearing demand                                                           48,862           51,199
  Money market accounts                                                            136,224          103,001
  Savings accounts                                                                   5,499            4,884
  Time deposits of $100,000 or more                                                293,313          304,814
  Other time deposits                                                              324,580          361,472
                                                                                ----------       ----------
    Total deposits                                                                 929,105          945,102
                                                                                ----------       ----------
Accrued interest payable                                                             3,594            7,105
Other liabilities                                                                    4,270            2,609
Short-term borrowings                                                              181,956          150,498
Long-term debt:
  Guaranteed preferred beneficial interests in the Company's
    subordinated debentures                                                         25,013           25,013
                                                                                ----------       ----------
      Total liabilities                                                          1,143,938        1,130,327
                                                                                ----------       ----------
Shareholders' equity:
  Common stock - $1 par value; 20,000,000 shares authorized;
    6,121,521 shares issued                                                          6,122            4,081
  Capital surplus                                                                   12,673           14,788
  Retained earnings                                                                 67,297           59,912
  Accumulated other comprehensive income (loss)                                      3,314              379
  Treasury stock, at cost; 448,060 (2001) and 436,095 (2000) shares                 (6,142)          (5,921)
                                                                                ----------       ----------
        Total shareholders' equity                                                  83,264           73,239
                                                                                ----------       ----------
        Total liabilities & shareholders' equity                                $1,227,202       $1,203,566
                                                                                ==========       ==========



  See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except earnings per share data)





                                                             FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                            2001              2000              2001             2000
                                                          -------           -------           -------           -------

Interest income:
  Interest and fees on loans                              $18,991           $21,162           $60,187           $61,059
  Investment securities:
    U.S. Government and agency obligations                  1,546             1,688             4,762             5,029
    Mortgage-backed securities                              1,196             1,152             3,691             3,373
    State and political subdivisions                          394               400             1,246             1,093
    Other securities                                          224               207               601               591
  Other interest-earning assets                                17                73                35               130
                                                          -------           -------           -------           -------
    Total interest income                                  22,368            24,682            70,522            71,275

Interest expense:
  Interest-bearing demand                                     208               340               716               934
  Money market accounts                                     1,009             1,135             3,574             3,219
  Savings accounts                                             18                25                70                69
  Time deposits of $100,000 or more                         3,682             4,956            12,620            13,816
  Other time deposits                                       4,194             5,409            14,645            14,728
  Short-term borrowings                                     2,135             2,593             6,387             7,151
  Long-term debt                                              582               581             1,745             1,744
                                                          -------           -------           -------           -------
    Total interest expense                                 11,828            15,039            39,757            41,661
                                                          -------           -------           -------           -------

Net interest income                                        10,540             9,643            30,765            29,614

Provision for loan losses                                     900               925             2,850             2,725

Other income:
  Service charges and fees                                  1,734             1,613             4,925             4,612
  Other noninterest income                                    202                76               469               328
  Gain on sales of loans receivable                           933               699             2,108             1,398
  Gain on sales of investment securities                       88                --               341                --
    Total other income                                      2,957             2,388             7,843             6,338
                                                          -------           -------           -------           -------

Other expenses:
  Salaries and employee benefits                            4,040             3,728            11,675            10,860
  Occupancy                                                 1,663             1,614             4,873             4,873
  FDIC and other insurance                                     71                70               212               203
  Other real estate                                            37                57                14               473
  General and administrative                                2,196             1,770             6,252             5,554
                                                          -------           -------           -------           -------
    Total other expenses                                    8,007             7,239            23,026            21,963
                                                          -------           -------           -------           -------
Income before taxes                                         4,590             3,867            12,732            11,264
  Taxes on income                                           1,357             1,292             3,978             3,829
                                                          -------           -------           -------           -------
Net income                                                  3,233           $ 2,575           $ 8,754           $ 7,435
                                                          =======           =======           =======           =======
Basic earnings per share                                  $  0.57           $  0.45           $  1.54           $  1.29
                                                          =======           =======           =======           =======
Diluted earnings per share                                $  0.54           $  0.45           $  1.49           $  1.28
                                                          =======           =======           =======           =======
Cash dividends declared per share                         $  0.08           $  0.07           $  0.24           $  0.22
                                                          =======           =======           =======           =======



See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)



                                                                                       FOR THE NINE MONTHS
                                                                                        ENDED SEPTEMBER 30,
                                                                                    2001                 2000
                                                                                  ---------            ---------
Operating activities:
  Net income                                                                      $   8,754            $   7,435
  Adjustments to reconcile net income to net
    cash (used in) provided from operating activities:
      Provision for loan losses                                                       2,850                2,725
      Depreciation and amortization expense                                           1,809                1,863
      Amortization of premiums and accretion of
        discounts on securities, net                                                     13                    5
      Amortization of intangibles                                                       131                  140
      (Gain) Loss on sales/calls of securities                                         (341)                  --
      (Gain) Loss on sales of loans receivable                                       (2,108)              (1,398)
      (Gain) Loss on sales of premises/equipment                                         87                   14
      (Gain) Loss on other real estate owned, net                                       (47)                 228
      Proceeds from sales of residential mortgage loans                              82,896               41,597
      Residential mortgage loans originated for resale                              (79,135)             (39,793)
  Changes in assets and liabilities:
    Accrued interest receivable                                                       1,360               (2,399)
    Other assets                                                                        435               (2,105)
    Income taxes payable                                                               (365)                  --
    Accrued interest payable                                                         (3,511)               1,797
    Other liabilities                                                                 1,986                1,357
                                                                                  ---------            ---------
      Net cash (used in) provided from operating activities                          14,814               11,466
                                                                                  ---------            ---------
Investing activities:
  Proceeds from sales of available for sale securities                                4,380                1,176
  Proceeds from principal repayments, calls and maturities:
    Held to maturity securities                                                      12,825               18,000
    Available for sale securities                                                    56,246                8,822
  Proceeds from sales of Federal Home Loan Bank stock                                   111                 --
  Purchases of held to maturity securities                                               --              (12,925)
  Purchases of available for sale securities                                        (75,396)             (27,385)
  Purchases of Federal Home Loan Bank Stock                                          (2,187)                 (96)
  Loans originated and principal repayments, net                                    (86,716)            (104,764)
  Proceeds from sales of guaranteed student loans                                    61,528               38,111
  Purchases of premises and equipment                                                (1,958)              (1,631)
  Proceeds from sales of premises and equipment                                          43                   86
  Proceeds from sales of other real estate owned                                        833                1,652
                                                                                  ---------            ---------
      Net cash (used in) provided from investing activities                         (30,291)             (78,954)
                                                                                  ---------            ---------
Financing activities:
  Net increase (decrease) in deposits                                               (15,997)              62,924
  Net increase (decrease) in short-term borrowings                                   31,458               12,437
  Net proceeds from issuance of common stock                                            352                   84
  Purchases of treasury stock                                                          (647)              (1,777)
  Common stock dividends paid                                                        (1,329)              (1,233)
                                                                                  ---------            ---------
      Net cash (used in) provided from financing activities                          13,837               72,435
                                                                                  ---------            ---------
Net increase (decrease) in cash and cash equivalents                                 (1,640)               4,947
Cash and cash equivalents,
  Beginning of period                                                                30,851               26,340
                                                                                  ---------            ---------
  End of period                                                                   $  29,211            $  31,287
                                                                                  =========            =========



See notes to consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)




                                                                                             ACCUMULATED                  TOTAL
                                                                                                OTHER                     SHARE-
                                              COMMON STOCK           CAPITAL      RETAINED  COMPREHENSIVE   TREASURY     HOLDERS'
                                         SHARES          AMOUNT      SURPLUS      EARNINGS  INCOME (LOSS)    STOCK        EQUITY

                                       ------------------------------------------------------------------------------------------

Balance, January 1, 2001               4,081,056         $4,081      $14,788      $59,912      $  379       $(5,921)     $73,239

Cash dividends declared:
  Common, $0.24 per share                     --             --           --       (1,369)         --            --       (1,369)
Common stock issued:
  Employee Stock Option Plan                  --             --          (68)          --          --           352          284
  Employee Stock Purchase Plan                --             --           (1)          --          --            29           28
  Dividend Reinvestment Plan                  --             --           (5)          --          --            45           40
  Stock Split                          2,040,465          2,041       (2,041)          --          --            --           --
Other comprehensive income
  (loss), net of tax                          --             --           --           --       2,935            --        2,935
Treasury shares purchased                     --             --           --           --          --          (647)        (647)
Net income                                    --             --           --        8,754          --            --        8,754
                                       ------------------------------------------------------------------------------------------

Balance, September 30, 2001            6,121,521         $6,122      $12,673      $67,297      $3,314       $(6,142)     $83,264
                                       ==========================================================================================



See notes to unaudited consolidated financial statements.


SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)




                                                                FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                               2001             2000             2001             2000
                                                             --------         --------         --------         --------

Net income                                                   $  3,233         $  2,575         $  8,754         $  7,435

Other comprehensive income (loss)
  Unrealized holding gain (loss) on available
    for sale securities                                         2,259            1,389            4,732              954
  Reclassification adjustment for (gains) losses
    arising during the period                                     (88)              --             (341)              --
                                                             --------         --------         --------         --------
  Other comprehensive income (loss), before tax                 2,171            1,389            4,391              954
  Tax (expense) benefit related to items
    of other comprehensive income (loss)                         (568)            (556)          (1,456)            (381)
                                                             --------         --------         --------         --------
  Other comprehensive income (loss), net of tax                 1,603              833            2,935              573
                                                             --------         --------         --------         --------

Comprehensive income                                         $  4,836         $  3,408         $ 11,689         $  8,008
                                                             ========         ========         ========         ========



See notes to unaudited consolidated financial statements.
                                       6

                             SOUTHWEST BANCORP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, cash flows and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal, recurring adjustments. The results of operations and cash flows for the nine months ended September 30, 2001 and 2000 should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

On August 29, 2001, Southwest effected a 3:2 stock split of its common stock in the form of a dividend of 2,040,465 shares. Per share amounts in the report have been retroactively restated to reflect this stock split.

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.


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

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Southwest will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statements is expected to have an immaterial impact on net income. During 2002, Southwest will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. Southwest has not yet determined what the effect of these tests will be on its earnings and financial position.

NOTE 4:  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is shown below for the indicated periods.



                                                                       For the nine           For the
                                                                       months ended          year ended
                                                                    September 30, 2001    December 31, 2000
                                                                    ------------------    -----------------
                                                                            (Dollars in thousands)

Balance at beginning of period                                          $ 12,125                 $ 11,190
Loans charged-off:
  Real estate mortgage                                                       286                      563
  Real estate construction                                                    78                    1,083
  Commercial                                                               3,559                    1,170
  Installment and consumer                                                   544                      474
                                                                        --------                 --------
    Total charge-offs                                                      4,467                    3,290
Recoveries:
  Real estate mortgage                                                        37                      155
  Real estate construction                                                    22                       --
  Commercial                                                                 405                      360
  Installment and consumer                                                   217                      160
                                                                        --------                 --------
    Total recoveries                                                         681                      675
                                                                        --------                 --------
Net loans charged-off                                                      3,786                    2,615
Provision for loan losses                                                  2,850                    3,550
                                                                        --------                 --------
Balance at end of period                                                $ 11,189                 $ 12,125
                                                                        ========                 ========
Loans outstanding:
  Average                                                               $941,284                 $900,241
  End of period                                                          932,085                  912,550
Net charge-offs to total average loans (annualized)                         0.54%                    0.29%
Allowance for loan losses to total loans                                    1.20%                    1.33%






Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.




                                                                            At                     At
                                                                   September 30, 2001      December 31, 2000
                                                                   ------------------      -----------------
                                                                              (Dollars in thousands)
Nonaccrual loans (1)                                                    $  9,049                 $  3,138
Past due 90 days or more (2)                                               1,727                      208
Restructured                                                                  --                    8,694
                                                                        --------                 --------
  Total nonperforming loans                                               10,776                   12,040
Other real estate owned                                                      653                    1,225
                                                                        --------                 --------
  Total nonperforming assets                                            $ 11,429                 $ 13,265
                                                                        ========                 ========

Nonperforming loans to loans receivable                                     1.16%                    1.32%
Allowance for loan losses to nonperforming loa                            103.83%                  100.71%
Nonperforming assets to loans receivable and
  other real estate owned                                                   1.23%                    1.45%



(1) The government-guaranteed portion of loans included in these totals was $538
    (2001) and $101 (2000).

(2) The government-guaranteed portion of loans included in these totals was $89
    (2001) and $99 (2000).

Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest deems appropriate. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. Southwest's systematic methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and an unallocated allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases. Loss factors are based on Southwest's historical loss experience in the various portfolio categories over the prior six quarters or four quarters, whichever is greater. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. The allowance for loan losses related to loans that are identified for evaluation of impairment is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Allowances are established for credits that do not have specific allowances according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade. The unallocated allowance is based upon management's evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. These factors may include general economic and business conditions affecting lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal credit examiners, and management's judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. During the third quarter of 2001, there were no changes in estimation methods or assumptions that affected Southwest's methodology for assessing the appropriateness of the allowance.

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


NOTE 5:  LOANS RECEIVABLE

Southwest extends commercial and consumer credit primarily to customers in the State of Oklahoma, but its commercial lending operations are concentrated in the Stillwater, Tulsa, and Oklahoma City areas of the state. As a result, the collectibility of Southwest's loan portfolio can be affected by changes in the general economic conditions in the state and in those metropolitan areas. At September 30, 2001 and December 31, 2000, substantially all of Southwest's loans are collateralized with real estate, inventory, accounts receivable and/or other assets, or are guaranteed by agencies of the United States Government.

At September 30, 2001, loans to individuals and businesses in the healthcare industry totaled approximately $128.5 million, or 14% of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% or more of total loans.

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $9.0 million at September 30, 2001. During the first nine months of 2001, $304,000 in interest income was received on nonaccruing loans. If interest on those loans had been accrued, additional total interest income of $402,000 would have been recorded.


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

NOTE 7:  EARNINGS PER SHARE

Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury stock method. At September 30, 2001, there were 154,500 antidilutive options to purchase common shares. At September 30, 2000, there were 428,250 antidilutive options to purchase shares.

The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:




                                                    For the three months                 For the nine months
                                                    ended September 30,                  ended September 30,
                                                 2001                2000              2001               2000
                                               ---------          ---------          ---------          ---------

Weighted average shares outstanding:
  Basic earnings per share                     5,704,012          5,698,184          5,697,489          5,751,017
Effect of dilutive securities:
  Stock options                                  201,116             46,677            166,410             67,056
                                               ---------          ---------          ---------          ---------
Weighted average shares outstanding:
  Diluted earnings per share                   5,905,128          5,744,861          5,863,899          5,818,073
                                               =========          =========          =========          =========



NOTE 8:  SHAREHOLDERS' EQUITY

STOCK SPLIT

On August 29, 2001, Southwest effected a 3:2 stock split of its common stock in the form of a dividend of 2,040,465 shares. Per share amounts in the report have been retroactively restated to reflect this stock split.

SHARE REPURCHASE PROGRAM

In December 1999, Southwest implemented a stock repurchase program that authorized the purchase of up to 5% of its current outstanding common stock in the period ending April 30, 2001. As of April 30, 2001, Southwest had purchased 153,750 shares under this program, at an average price of $11.55 per share. These repurchases reduced shareholders' equity by $1.8 million during 2000. In March 2001, Southwest authorized the repurchase of up to another 5% of its current outstanding common stock. As of September 30, 2001, Southwest had purchased 40,000 shares under this program, at an average price of $16.19 per share. These repurchases reduced shareholders' equity by $647,000. Repurchases under the current program may be made primarily on the open market, from time to time, until March 31, 2002, or earlier termination of the repurchase program by the Board, and are made at the discretion of management, based upon market, business, legal, accounting and other factors.

SHAREHOLDER RIGHTS PLAN

On April 22, 1999, Southwest adopted a Rights Plan designed to protect its shareholders against acquisitions that the Board of Directors believes are unfair or otherwise not in the best interests of Southwest and its shareholders. Under the Rights Plan, each holder of record of Southwest's common stock, as of the close of business on April 22, 1999, received one right per common share. The rights generally become exercisable if an acquiring party accumulates, or announces an offer to acquire, 10% or more of Southwest's voting stock. The rights will expire on April 22, 2009. Each right will entitle the holder (other than the acquiring party) to buy, at the right's then current exercise price, Southwest's common stock or equivalent securities having a value of twice the right's exercise price. The exercise price of each right was initially set at $73.34. In addition, upon the occurrence of certain events, holders of the rights would be entitled to purchase, at the then current exercise price, common stock or equivalent securities of an acquiring entity worth twice the exercise price. Under the Rights Plan, Southwest also may exchange each right, other than rights owned by an acquiring party, for a share of its common stock or equivalent securities.

SOUTHWEST BANCORP, INC.
AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)

                                                                           For the nine months ended September 30,
                                                                             2001                           2000
                                                               ---------------------------------------------------------------
                                                                 Average         Average         Average           Average
                                                                 Balance        Yield/Rate       Balance          Yield/Rate
                                                               ---------------------------------------------------------------

Assets:
  Loans receivable                                             $  941,284           8.55%      $  894,896             9.11%
  Investment securities                                           234,058           5.88          219,570             6.14
  Other interest-earning assets                                     1,226           3.82            2,829             6.14
                                                               ----------                      ----------
    Total interest-earning assets                               1,176,568           8.01        1,117,295             8.52
  Noninterest-earning assets                                       52,324                          52,891
                                                               ----------                      ----------
    Total assets                                               $1,228,892                      $1,170,186
                                                               ==========                      ==========

Liabilities and shareholders' equity:
  Interest-bearing demand                                      $   49,553           1.93%      $   48,288             2.58%
  Money market accounts                                           124,990           3.82           93,011             4.62
  Savings accounts                                                  5,306           1.76            4,628             1.99
  Time deposits                                                   637,091           5.72          654,250             5.83
                                                               ----------                      ----------
    Total interest-bearing deposits                               816,940           5.18          800,177             5.47
  Short-term borrowings                                           185,907           4.59          158,685             6.02
  Long-term debt                                                   25,013           9.30           25,013             9.30
                                                               ----------                      ----------
    Total interest-bearing liabilities                          1,027,860           5.17          983,875             5.66
  Noninterest-bearing demand                                      108,232                         104,493
  Other noninterest-bearing liabilities                            12,577                          14,520
  Shareholders' equity                                             80,223                          67,298
                                                               ----------                      ----------
    Total liabilities and shareholders' equity                 $1,228,892                      $1,170,186
                                                               ==========                      ==========

  Interest rate spread                                                              2.84%                             2.86%
                                                                                    ====                              ====
  Net interest margin (1)                                                           3.50%                             3.54%
                                                                                    ====                              ====
  Ratio of average interest-earning assets
    to average interest-bearing liabilities                        114.47%                         113.56%
                                                               ==========                      ==========




(1) Net interest margin = net interest income / total interest-earning assets

                             SOUTHWEST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements. This Management's Discussion and Analysis of financial condition and results of operations and other portions of this report include forward-looking statements such as: statements of Southwest's goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of loan quality, problem loan payoffs, and probable loan losses; assessments of the effects on Southwest's performance of possible Federal Reserve actions to decrease interest rates; and statements of Southwest's ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates and other economic conditions; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest's past growth and performance do not necessarily indicate its future results.

You should read this Management's Discussion and Analysis of Southwest's consolidated financial condition and results of operations in conjunction with Southwest's unaudited consolidated financial statements and the accompanying notes.

On August 29, 2001, Southwest effected a 3:2 stock split of its common stock in the form of a dividend of 2,040,465 shares. Per share amounts in the report have been retroactively restated to reflect this stock split.


GENERAL

Southwest Bancorp, Inc. ("Southwest") is a financial holding company headquartered in Stillwater, Oklahoma. Southwest and its subsidiary, the Stillwater National Bank and Trust Company ("Stillwater National"), are independent, Oklahoma institutions, and are not controlled by out of state organizations or individuals.

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

Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders, and has capitalized on its position as an Oklahoma owned and operated banking organization to increase its banking business. Southwest has grown from $434 million in assets since becoming a public company at year-end 1993, to $1.23 billion at September 30, 2001, without acquiring other financial institutions. Southwest considers acquisitions of other financial institutions and other companies, however, from time to time, although it does not have any specific agreements or understandings for any such acquisition at present.


FINANCIAL CONDITION

TOTAL ASSETS

Southwest's total assets were $1.23 billion at September 30, 2001, a 2% increase from $1.20 billion at December 31, 2000.

LOANS RECEIVABLE

Loans were $932.1 million at September 30, 2001, a 2% increase ($19.5 million) from December 31, 2000. Southwest experienced increases in the categories of commercial real estate mortgages ($27.7 million, or 10%) and government-guaranteed student loans ($12.2 million, or 16%). These increases were offset by reductions in real estate construction loans ($11.1 million, or 11%), other consumer loans ($6.9 million, or 20%), and residential mortgage loans ($2.4 million, or 2%). The allowance for loan losses declined by $936,000, or 8%, from December 31, 2000 to September 30, 2001. At September 30, 2001, the allowance for loan losses was $11.2 million, or 1.20% of total loans, compared to $12.1 million, or 1.33% of total loans, at December 31, 2000. (See "Results of Operations-Provision for Loan Losses.") The increase in total loans from year-end 2000 to September 30, 2001 is the net result of growth from loan originations and payoffs.

DEPOSITS

Southwest's deposits were $929.1 million at September 30, 2001, a reduction of $16.0 million, or 2%, from $945.1 million at December 31, 2000. Increases occurred in money market accounts ($33.2 million, or 32%), noninterest-bearing demand deposits ($895,000, or 1%), and savings accounts ($615,000, or 13%). These increases were offset by decreases in time deposits ($48.4 million, or 7%) and interest-bearing demand accounts ($2.3 million, or 5%). The reduction in time deposits and interest-bearing demand accounts can be attributed to a decreasing rate environment during the current year. Southwest has increased usage of its borrowing capacity at the Federal Home Loan Bank to take advantage of the lower rate environment. These increased borrowings offset the decline in time deposits and interest-bearing demand accounts.

SHAREHOLDERS' EQUITY

Shareholders' equity increased by $10.0 million, or 14%, due primarily to earnings, net of common stock dividends, for the first nine months of 2001, as well as a $2.9 million increase in the net unrealized gains on investment securities available for sale (net of tax). At September 30, 2001, Southwest and Stillwater National continued to exceed all applicable regulatory capital requirements.


RESULTS OF OPERATIONS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

NET INCOME

For the first nine months of 2001, Southwest recorded net income of $8.8 million. This was $1.3 million more than the $7.4 million in net income recorded for the first nine months of 2000. Average shares outstanding were 5,697,489 for the first nine months of 2001 and 5,751,017 for the first nine months of 2000. Basic and diluted earnings per share increased to $1.54 and $1.49 per share for the first nine months of 2001 from $1.29 and $1.28 per share for the same period in 2000, respectively.

Net interest income increased $1.2 million, or 4%, for the first nine months of 2001 compared to the same period in 2000. This increase in net interest income as well as a $1.5 million, or 24%, increase in other income was offset by a $1.1 million, or 5%, increase in other expense, a $125,000, or 5%, increase in the provision for loan losses and a $149,000, or 4%, increase in taxes on income. For the first nine months of 2001, the return on average total equity was 14.59% compared to a 14.76% return on average total equity for the first nine months of 2000.

NET INTEREST INCOME

Net interest income increased to $30.8 million for the first nine months of 2001 from $29.6 million for the same period in 2000 as the $753,000, or 1%, decline in interest income was more than offset by a $1.9 million, or 5%, reduction in interest expense. Yields on Southwest's interest-earning assets declined by 51 basis points, and the rates paid on Southwest's interest-bearing liabilities declined by 49 basis points, resulting in a reduction in the interest rate spread to 2.84% for the first nine months of 2001 from 2.86% for the first nine months of 2000. Net interest margin also declined from 3.54% to 3.50%. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 114.47% for the first nine months of 2001 from 113.56% for the first nine months of 2000, primarily due to the increase in average loans outstanding.

Total interest income for the first nine months of 2001 was $70.5 million, a 1% decline from $71.3 million during the same period in 2000. The principal factor in the decline of interest income was the 51 basis point reduction in the yield earned on interest-earning assets, which was partially offset by the $59.3 million increase in average interest-earning assets. Southwest's average loans increased $46.4 million, or 5%, and the related yield was reduced to 8.55% for the first nine months of 2001 from 9.11% in 2000. During the same period, average investment securities increased $14.5 million, or 7%, and the related yield was reduced to 5.88% from 6.14%.

Total interest expense for the first nine months of 2001 was $39.8 million, a decline of 5% from $41.7 million for the same period in 2000. The decline in total interest expense can be attributed to the 49 basis point reduction in the rates paid on interest-bearing liabilities. Rates paid on deposits decreased for all categories.

The Federal Reserve's actions to decrease interest rates have negatively affected the net interest margins of many banks, as interest rates on earning assets have declined more rapidly than rates paid on interest bearing liabilities. Further decreases in interest rates may compress interest margins. Southwest believes that it is likely that its margins will be compressed in the last quarter of the year, particularly if the Federal Reserve drops interest rates further. This margin compression may have a noticeable, negative effect on net income for the fourth quarter and on the amount of income growth for the full year. The actual amounts of the effects on margin and on net income, if any, are not known, and depend upon a number of factors including the amount and timing of any future decreases in interest rates and the levels of Southwest's other income and operating expenses. On November 6, 2001, the Federal Reserve lowered interest rates by reducing the benchmark federal funds rate by 50 basis points. This is the Federal Reserve's tenth rate cut this year.

OTHER INCOME

Other income increased by $1.5 million for the first nine months of 2001 compared to the same period of 2000 primarily as a result of a $710,000 increase in gains on sales of loans, a $341,000 increase in gains on sales/calls of securities and a $313,000 increase in service charges and fees. The increase in gains on sales of securities occurred when "available for sale" securities were called prior to their stated maturity date.

OTHER EXPENSES

Southwest's other expenses increased $1.1 million for the first nine months of 2001 compared to the same period in 2000. This increase was primarily the result of an $815,000 increase in salaries and employee benefits, and a $698,000 increase in general and administrative expense. These increases in expense were partially offset by a $459,000 reduction in other real estate expense.

PROVISION FOR LOAN LOSSES

Southwest makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. An appropriate level of the allowance for loan losses is determined by management using a systematic methodology. See Note 4, Allowance for Loan Losses, in the Notes to Unaudited Consolidated Financial Statements for additional information.

The allowance for loan losses of $11.2 million declined $936,000, or 8%, from year-end 2000, while total nonperforming loans decreased by $1.3 million, or 11%. The decrease in nonperforming loans was primarily the result of the successful resolution of a large problem credit and charge-offs, offset in part by the classification of watch list credits as nonperforming and other, typical, activity in the portfolio. Total nonperforming assets of $11.4 million (which includes other real estate owned) decreased by $1.8 million, or 14%, and equaled 1.23% of total loans and other real estate, compared to 1.45% at December 31, 2000.

As shown in Note 4, total nonperforming loans at September 30, 2001 represented 1.16% of total loans, compared to $12.0 million, or 1.32% of total loans, at December 31, 2000. However, nonperforming loans at September 30, 2001 included a $2.8 million nonaccrual credit that is expected to be repaid in full within the fourth quarter. At June 30, 2001, this participation was on the Bank's watch list and represented a significant allowance allocation at that date. No specific or formula allowance for this credit is included at September 30, 2001. Without this credit, nonperforming loans would be approximately $8.0 million (0.86% of total loans, and down $4.1 million, or 34%, from year-end 2000 and down $2.3 million, or 22%, from June 30, 2001) and the allowance for loan losses would equal 140.06% of nonperforming loans, compared to 100.71% at December 31, 2000 and 123.78% at June 30, 2001.

TAXES ON INCOME

Southwest's income tax expense was $4.0 million for the first nine months of 2001 and $3.8 million for the same period in 2000. Southwest's effective tax rates have been lower than federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans and the organization in July 2001 of a real estate investment trust.

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

NET INCOME

For the third quarter of 2001, Southwest recorded net income of $3.2 million. This was $658,000 more than the $2.6 million in net income recorded for the third quarter of 2000. Average shares outstanding were 5,704,012 for the third quarter of 2001 and 5,698,184 for the third quarter of 2000. Basic and diluted earnings per share increased to $0.57 and $0.54 per share for the third quarter of 2001 from $0.45 and $0.45 per share for the same period in 2000, respectively.

Net interest income increased $897,000, or 9%, for the third quarter of 2001 compared to the same period in 2000. This increase in net interest income, as well as a $569,000, or 24%, increase in other income and a $25,000, or 3%, reduction in the provision for loan losses, was offset by a $768,000, or 11%, increase in other expense, and a $65,000, or 5%, increase in taxes on income. For the third quarter of 2001, the return on average total equity was 15.54% compared to a 14.70% return on average total equity for the third quarter of 2000.

NET INTEREST INCOME

Net interest income increased to $10.5 million for the third quarter of 2001 from $9.6 million for the same period in 2000 as the $2.3 million, or 9%, reduction in interest income was more than offset by a $3.2 million, or 21%, reduction in interest expense. Yields on Southwest's interest-earning assets decreased by 115 basis points, and the rates paid on Southwest's interest-bearing liabilities decreased by 144 basis points, resulting in an increase in the interest rate spread to 2.93% for the third quarter of 2001 from 2.64% for the third quarter of 2000. Net interest margin also increased from 3.37% to 3.53%. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 114.90% for the third quarter of 2001 from 113.88% for the third quarter of 2000, primarily due to an increase in average loans outstanding.

Total interest income for the third quarter of 2001 was $22.4 million, a 9% decrease from $24.7 million during the same period in 2000. The principal reason for the decrease in interest income was the 115 basis point reduction in the yield on interest-earning assets, which was partially offset by the $47.7 million increase in average interest-earning assets. Southwest's average loans increased $38.6 million, or 4%, and the related yield decreased to 7.94% for the third quarter of 2001 from 9.24% in 2000. During the same period, average investment securities increased $11.4 million, or 5%, and the related yield decreased to 5.70% from 6.16%.

Total interest expense for the third quarter of 2001 was $11.8 million, a reduction of 21% from $15.0 million for the same period in 2000. The reduction in total interest expense can be attributed to the 144 basis point reduction in the rates paid on average interest-bearing liabilities, which decreased to 4.55% from 5.99%. During the same period, average interest-bearing liabilities increased $32.6 million, or 3%. Rates paid on deposits decreased for all categories.

The Federal Reserve's actions to decrease interest rates have negatively affected the net interest margins of many banks, as noted above.

OTHER INCOME

Other income increased by $569,000 for the third quarter of 2001 compared to the same period of 2000 primarily as a result of a $234,000 increase in gains on sales of loans, a $121,000 increase in service charges and fees, and an $88,000 increase in gains on sales/calls of securities. The increase in gains on sales of securities occurred when "available for sale" securities were called prior to their stated maturity date.

OTHER EXPENSES

Southwest's other expenses increased $768,000 for the third quarter of 2001 compared to the same period in 2000. This increase was primarily the result of a $426,000 increase in general and administrative expense, a $312,000 increase in salaries and employee benefits, and a $49,000 increase in occupancy expense.

PROVISION FOR LOAN LOSSES

Southwest makes provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. An appropriate level of the allowance for loan losses is determined by management. See Note 4, Allowance for Loan Losses, in the Notes to Unaudited Consolidated Financial Statements for additional information.

TAXES ON INCOME

Southwest's income tax expense was $1.4 million and $1.3 million for the third quarters of 2001 and 2000, respectively. Southwest's effective tax rates have been lower than federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans and the organization in July 2001 of a real estate investment trust.


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

Southwest has available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank ("FRB"), the Student Loan Marketing Association ("SLMA"), the F&M Bank of Tulsa ("F&M"), and the Federal Home Loan Bank of Topeka ("FHLB"). Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $2.1 million at September 30, 2001. Stillwater National has approved federal funds purchase lines totaling $20.0 million with three other banks; no amounts were outstanding on these lines at September 30, 2001. In addition, Stillwater National has available a $35.0 million line of credit from the SLMA and a $229.1 million line of credit from the FHLB. Borrowings under the SLMA line would be secured by student loans. Borrowings under the FHLB line would be secured by all unpledged securities and other loans. The SLMA line expires April 20, 2007; no amount was outstanding on this line at September 30, 2001. The FHLB line of credit had an outstanding balance of $132.4 million at September 30, 2001. Stillwater National also has available unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Morgan Stanley Dean Witter, Salomon Smith Barney, Prudential Securities, Inc., PaineWebber, Inc., and CountryWide Securities that total $545.0 million. At September 30, 2001, $113.0 million in these retail certificates of deposit were included in total deposits.

Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of direct obligations of the U.S. Government or U.S. Government Agency issues, which are designated as pledged with Stillwater National's safekeeping agent. These transactions are for one-to-four day periods.

During the first nine months of 2001, the only categories of short-term borrowings whose averages exceeded 30% of ending shareholders' equity were repurchase agreements and funds borrowed from the FHLB.



                                                        September 30, 2001                 September 30, 2000
                                                   -----------------------------       ---------------------------
                                                   Repurchase     Funds Borrowed       Repurchase   Funds Borrowed
                                                   Agreements      from the FHLB       Agreements    from the FHLB
                                                   -----------------------------       ---------------------------
                                                      (Dollars in thousands)              (Dollars in thousands)

Amount outstanding at end of period                 $ 46,903          $132,410          $ 59,766          $101,769
Weighted average rate paid at end of                    3.00%             3.63%             5.72%             6.52%
Average Balance:
  For the three months ended                        $ 50,086          $143,128          $ 55,558          $106,878
  For the nine months ended                         $ 53,136          $131,069          $ 50,733          $106,094
Average Rate Paid:
  For the three months ended                            3.03%             4.82%             5.74%             6.55%
  For the nine months ended                             3.99%             4.84%             5.54%             6.25%
Maximum amount outstanding at any month end         $ 58,274          $168,590          $ 59,766          $127,850



During the first nine months of 2001, cash and cash equivalents declined by $1.6 million. This reduction was the net result of cash used in net loan origination and other investing activities of $30.3 million offset in part by cash provided from operating activities of $14.8 million and cash provided from financing activities of $13.8 million (primarily from an increase in short-term borrowings).

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


CAPITAL RESOURCES

In the first nine months of 2001, total shareholders' equity increased $10.0 million, or 14%, as a result of earnings, offset in part by dividends and an increase in net unrealized gains (losses) on investment securities. Earnings, net of cash dividends declared on common stock, contributed $7.4 million to shareholders' equity during this nine month period. The sale or issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan and the employee stock option plan contributed an additional $352,000 to shareholders' equity in the first nine months of 2001. Accumulated comprehensive income, consisting of net unrealized gains (losses) on investment securities available for sale (net of tax) increased to $3.3 million at September 30, 2001 compared to $379,000 at December 31, 2000. These increases were offset in part by purchases of treasury shares totaling $647,000.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. At September 30, 2001, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 12.22%, a Tier I risk-based capital ratio of 11.04%, and a leverage ratio of 8.45%. As of September 30, 2001, Stillwater National also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Stillwater National by Federal bank regulators.

Southwest declared a dividend of $.08 per common share payable on October 1, 2001 to shareholders of record as of September 17, 2001.


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


SOUTHWEST BANCORP, INC.
(Registrant)




By: /s/ Rick J. Green                                    November 12, 2001
    -------------------------------------------          -----------------
    Rick J. Green                                        Date
    President and Chief Executive Officer
    (Principal Executive Officer)




By: /s/ Kerby E. Crowell                                 November 12, 2001
    -------------------------------------------          -----------------
    Kerby E. Crowell                                     Date
    Executive Vice President, Chief Financial
    Officer and Assistant Secretary
    (Principal Financial and Accounting Officer)