Form 10-K
period 2001-12-31
SOUTHWEST BANCORP INC
filed 2002-03-29
CIK 914374

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant's Common Stock is traded on the NASDAQ National Market under the symbol OKSB. The aggregate market value of the 4,684,595 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on March 8, 2002 was approximately $96.0 million based on the closing sales price of $20.50 per share of the registrant's Common Stock on March 27, 2002. Solely for purposes of this calculation, it is assumed that directors, officers and 5% stockholders of the registrant are affiliates.

As of the close of business on March 8, 2002, 5,685,273 shares of the registrant's Common Stock were outstanding.

                       Documents Incorporated by Reference

Parts I and II:   Portions of the Annual Report to Shareholders for the year ended December 31, 2001 (the "Annual Report").

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 25, 2002 (the "Proxy Statement").

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

Products and Services

         Southwest offers a wide variety of commercial and consumer lending and deposit services. Southwest has developed internet banking services, called SNB DirectBanker(R), for consumer and commercial customers, a highly automated lockbox, imaging and information service for commercial customers called "Business Mail Processing," and a deposit product that automatically sweeps excess funds from commercial demand deposit accounts and invests them in short-term borrowings ("Sweep Repurchase Agreements"). The commercial loans offered by Southwest include (i) commercial real estate loans, (ii) working capital and other commercial loans, (iii) construction loans, and (iv) Small Business Administration ("SBA") guaranteed loans. Consumer lending services include (i) government-guaranteed student loans, (ii) residential real estate loans and mortgage banking services, and (iii) personal lines of credit and other installment loans. Southwest also offers deposit and personal banking services, including (i) commercial deposit services such as Business Mail Processing, commercial checking, money market, and other deposit accounts, and
(ii) retail deposit services such as certificates of deposit, money market accounts, checking accounts, NOW accounts, savings accounts and automatic teller machine ("ATM") access. Trust services, personal brokerage and credit cards are offered through independent institutions.

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

         Regional Divisions. The three regional divisions are the Stillwater division, the Central Oklahoma division, based in Oklahoma City, and the Tulsa division. The Stillwater division serves the Stillwater market as a full-service community bank emphasizing both commercial and consumer lending. The Central Oklahoma division and the Tulsa division each have followed a more focused marketing strategy, targeting managers and professionals and Oklahoma-based businesses for lending, and offering more specialized services. All of the regional divisions focus on commercial and consumer financial services to local businesses and their senior employees and to other managers and professionals living and working in Southwest's market areas. Southwest has a high-service philosophy. Loan officers often meet at the customer's home or place of business to close loans. Third-party courier services often are used to collect commercial deposits.

         Home Office Business Operations. Southwest manages and offers products that are technology based, or that otherwise are more efficiently offered centrally, through its home office. These include products that are marketed through the regional offices, such as Southwest's internet banking product for commercial and retail customers (SNB DirectBanker(R)), commercial information and item processing services (Business Mail Processing), and residential mortgage loans, and products marketed and managed directly by central staff, such as student lending and cash dispensing machines.

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

Banking Offices

         Banking Offices. Southwest has six full-service banking offices, two of which are located in each of Stillwater and Tulsa, Oklahoma, and one each in Oklahoma City and Chickasha, Oklahoma, loan production offices on the campuses of the University of Oklahoma Health Sciences Center and Oklahoma State University-Tulsa and a marketing presence in the Student Union at Oklahoma State University-Stillwater, and the Internet, through SNB DirectBanker(R). See "Item
2. Properties." Before 1999, laws of the state of Oklahoma limited the number and location of de novo branches that a bank could establish. Southwest has developed a business strategy that does not rely on an extensive branch network. National banks in Oklahoma now have broad ability to establish de novo branches anywhere in the state.

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

         The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well-capitalized, adequately capitalized, or undercapitalized -- based on the data reported to regulators. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Institutions that do not qualify as either well-capitalized or adequately capitalized are deemed to be undercapitalized. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk it poses to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions with demonstrated weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. Stillwater National has been informed that it is in the lowest-cost/best risk assessment category for the first assessment period of 2002.

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

         Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. Stillwater National did not have any trading assets or liabilities during 2001, 2000 or 1999, and was not required to maintain such supplemental capital.

         The OCC has established regulations that classify national banks by capital levels and provide for the OCC to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if Stillwater National has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A national bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2001, Stillwater National was well-capitalized as defined in the OCC's regulations.

         For information regarding Southwest's and Stillwater National's compliance with their respective regulatory capital requirements, see "Management's Discussion and Analysis -- Capital Resources" on page 12 of the Annual Report, and, in the Notes to Consolidated Financial Statements in the Annual Report "Note 6-Long-Term Debt" on pages 32 and 33, and "Note 9- Capital Requirements" on pages 35 and 36.

Supervision and Regulation of Mortgage Banking Operations

         Southwest's mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans' Administration ("VA"), and FNMA with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as Southwest are required annually to submit to FNMA, FHA and VA financial statements, and each regulatory entity has its own financial requirements. Southwest's affairs are also subject to examination by the Federal Reserve, FNMA, FHA and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Fair Credit Reporting Act, the National Flood Insurance Act, and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Southwest's mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.

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

         The business of mortgage banking is highly competitive. Southwest competes for loan originations with other financial institutions, such as mortgage bankers, state and national commercial banks, savings and loan associations, credit unions and insurance companies. Many of Southwest's competitors have financial resources that are substantially greater than those available to Southwest. Southwest competes principally by providing competitive pricing, by motivating its sales force through the payment of commissions on loans originated, and by providing high quality service to builders, borrowers, and realtors.

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

Employees

         As of December 31, 2001, Southwest and Stillwater National employed 313 persons on a full-time equivalent basis, including executive officers, loan and other banking officers, branch personnel, and others. None of Southwest's or Stillwater National's employees is represented by a union or covered under a collective bargaining agreement. Management of Southwest and Stillwater National consider their employee relations to be excellent.

Executive Officers

         The following table sets forth information regarding the executive officers of Southwest and Stillwater National who are not directors.


Name                                       Age     Position
----                                       ---     --------

Kerby E. Crowell.........................  51      Executive Vice President, Chief Financial Officer and Secretary of
                                                   Southwest and the Bank

Rex E. Horning...........................  50      President, Stillwater Division of the Bank

Jerry L. Lanier..........................  53      Executive Vice President and Chief Lending Officer of the Bank

Joseph P. Root...........................  37      President, Central Oklahoma Division of the Bank

Kimberly G. Sinclair.....................  46      Executive Vice President and Chief Administrative Officer of the Bank

Richard Webb.............................  46      Executive Vice President of the Bank, President of Business
                                                   Consulting Group, Inc.

Charles H. Westerheide...................  53      Executive Vice President and Treasurer of the Bank

         The principal occupations and business experience of each executive officer of Southwest are shown below.

         Kerby E. Crowell has served as Executive Vice President, Treasurer and Chief Financial Officer of Southwest and the Bank since 1986, and became Secretary of Southwest and the Bank in 2000. Mr. Crowell joined the Bank in 1969. He is a Past President and Board member of the Oklahoma City Chapter of the Financial Executives Institute, and a member of the Payments and Technology Committee of the Independent Community Bankers of America and the Federal Reserve's Industry Advisory Group on Electronic Check Presentment. He is past President and Director of the Oklahoma 4-H Foundation, Inc., Director and past President of the Payne County Affiliate of the American Diabetes Association, past President of the Stillwater Breakfast Kiwanis Club, the Bank Administration Institute's Northern Oklahoma Chapter, and the North Central Chapter of Certified Public Accountants, and past Vice Chairman of the Independent Community Bankers of America's Bank Services Committee. Mr. Crowell is also a graduate of the Leadership Stillwater Class XI.

         Rex E. Horning was appointed President of the Stillwater Division of the Bank in May 2001. Mr. Horning previously served as Senior Vice President of Central National Bank and Commerce Bank of Wichita, Kansas from 1998 to May 2001, and as President and Chief Executive Officer of First State Bank and Trust Company, Pittsburg, Kansas, from 1991 to 1998. Mr. Horning currently serves on the Board of Directors of the Oklahoma State University Alumni Association, the Oklahoma State University College of Business Associates, Stillwater Chamber of Commerce and Stillwater Habitat for Humanity. He previously has served as Event Chairman for the American Diabetes Association, board member of the Salvation Army and Mt. Carmel Medical Center Foundation and Wichita's Business Growth Committee and Small Business Advisory Council.

         Jerry L. Lanier was appointed Executive Vice President and Chief Lending Officer in 2001. Mr. Lanier previously served as Executive Vice President-Credit Administration beginning in December 1999, supervising this area Company-wide, and from January 1998 to December 1999, served as Senior Vice President in Credit Administration. From 1992 until joining the Bank in 1998, Mr. Lanier was a consultant specializing in loan review. During this same period he also served as court-appointed receiver for a number of Oklahoma-based insurance companies. From 1982-1992, Mr. Lanier served as President of American National Bank and Trust Co. of Shawnee, Oklahoma including service as Chief Executive Officer from 1987-92. From 1970-1981, he was a National Bank Examiner for the OCC in Oklahoma City, Oklahoma and Dallas, Texas, and, while an examiner, served as Regional Director of Special Surveillance from 1979 to 1981, and conducted bank examinations in Europe. Mr. Lanier has served as United Way Drive Chairman and President; Chairman of the Shawnee Advisory Board of Oklahoma Baptist University; Director of the Shawnee Chamber of Commerce; Director and Chairman of the Youth and Family Resource Center; and President and Trustee of the Shawnee Educational Foundation.

         Joseph P. Root was appointed President of the Central Oklahoma Division of the Bank in 1997. Previously, Mr. Root was Senior Vice President in the Central Oklahoma division. Prior to joining the Bank in 1992, Mr. Root served as Credit Analyst from November 1987 to April 1989 and Private Banking Officer from May 1989 to July 1992 with Comerica Bank in Dallas, Texas. He is a member of the Oklahoma City Chamber of Commerce and the State Chamber of Commerce of Oklahoma, and of Robert Morris Associates. In addition, he is a member of the Oklahoma City Men's Dinner Club.

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

         Richard E. Webb was appointed Executive Vice President of the Bank in October 2001 and President of Business Consulting Group, Inc., a subsidiary of Southwest, in January 2002. Previously, Mr. Webb was Chief Executive Officer of the Webb Group, LLC, a management consulting firm, beginning in 1998, and Director of Research and Product development of the Institute for Retail Excellence, from 1998 until 2000. From 1996 until organizing the Webb Group, LLC., Mr. Webb was a National Partner, Retail Operations for KPMG Consulting. Mr. Webb is a Registered Professional Engineer, is an Association Member of the National Retail Association, and is a member of Downtown Main Street, Stillwater, and of the Stillwater Chamber of Commerce. He is a graduate of Leadership Tulsa, Class VII.


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

                                                  Year ended                            Year ended
                                               December 31, 2001                     December 31, 2000
                                                  Compared to                          Compared to
                                               December 31, 2000                     December 31, 1999
                                      -----------------------------------    ---------------------------------
                                                    Increase (decrease) attributable to change in:
                                                    Yield/         Net                     Yield/       Net
                                       Volume        Rate        Change       Volume        Rate       Change
                                      -----------------------------------    ---------------------------------
                                                               (Dollars in thousands)
Interest earned on:
     Loans receivable (1)             $  3,284     $ (9,914)    $ (6,630)    $  8,202    $  5,905     $ 14,107
     Investment securities                 704         (850)        (146)       1,787         711        2,498
     Other interest-earning assets         (50)         (48)         (98)          54          20           74
                                      --------     --------     --------     --------    --------     --------
         Total interest income           3,938      (10,812)      (6,874)      10,043       6,636       16,679

Interest paid on:
     NOW accounts                           31         (485)        (454)          44         343          387
     Money market accounts               1,366       (1,670)        (304)          31       1,048        1,079
     Savings accounts                       12          (27)         (15)          20           -           20
     Time deposits                      (1,867)      (3,841)      (5,708)       4,787       4,906        9,693
     Short-term borrowings               1,547       (3,354)      (1,807)       2,036       1,445        3,481
     Long-term debt                          -            -            -            -           -            -
                                      --------     --------     --------     --------    --------     --------
         Total interest expense          1,089       (9,377)      (8,288)       6,918       7,742       14,660
                                      --------     --------     --------     --------    --------     --------

         Net interest income          $  2,849     $ (1,435)    $  1,414     $  3,125    $ (1,106)    $  2,019
                                      ========     ========     ========     ========    ========     ========

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

                        Investment Portfolio Composition

                                                            At December 31,
                                                    --------------------------------
                                                      2001        2000        1999
                                                    --------    --------    --------
                                                         (Dollars in thousands)
U.S. Government and agency obligations              $105,423    $106,210    $105,763
Obligations of states and political subdivisions      36,842      41,026      31,170
Mortgage-backed securities                            70,657      70,567      64,202
Other securities                                      14,424      11,989      10,547
                                                    --------    --------    --------
         Total investment securities                $227,346    $229,792    $211,682
                                                    ========    ========    ========


Available for sale (fair value)                     $167,545    $156,947    $131,379
Held to maturity (amortized cost)                     49,893      64,406      71,814
Federal Reserve Bank and Federal Home
     Loan Bank Stock                                   9,908       8,439       8,489
                                                    --------    --------    --------
         Total investment securities                $227,346    $229,792    $211,682
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

                          Investment Portfolio Maturity

         The following table shows the maturities, carrying value (amortized cost for investment securities being held to maturity or estimated fair value for investment securities available for sale), estimated fair market values and average yields for Southwest's investment portfolio at December 31, 2001. Yields are not presented on a tax-equivalent basis. Maturities of mortgage-backed securities are based on expected maturities. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers on the underlying mortgages may have the right to call or prepay obligations with or without prepayment penalties. The securities of no single issuer (other than the United States or its agencies), or in the case of securities issued by state and political subdivisions, no source or group of sources of repayment, accounted for more than 10% of shareholders' equity of Southwest at December 31, 2001.

                                       One Year or Less     Two through Five Years  Five through Ten Years
                                     --------------------   ----------------------  ----------------------
                                     Amortized    Average    Amortized    Average    Amortized    Average
                                       Cost        Yield         Cost      Yield        Cost       Yield
                                     ---------    -------    ---------    --------   ---------    -------
                                                              (Dollars in thousands)
Held to Maturity:
U.S. government and agency
  obligations                         $ 11,732     6.31%      $  5,991     6.00%      $      -        -%
Obligations of states and
  political subdivisions                 9,070     6.18         23,100     6.54              -        -
                                      --------                --------                --------
    Total                               20,802     6.26         29,091     6.43              -        -
                                      --------                --------                --------

Available for Sale:
U.S. government and agency
  obligations                            2,050     6.17         68,255     6.07         15,194     5.66
Obligations of states and
  political subdivisions                 1,160     6.20          3,400     6.70              -        -
Mortgage-backed securities              12,825     5.42         50,933     6.27          5,545     3.42
Other securities                             -        -         12,470     5.35              -        -
                                      --------                --------                --------
    Total                               16,035     5.57        135,058     6.10         20,739     5.06
                                      --------                --------                --------

  Total investment securities         $ 36,837                $164,149                $ 20,739
                                      ========                ========                ========

                                    More than Ten Years        Total Investment Securities
                                    --------------------    ----------------------------------
                                    Amortized    Average    Amortized       Market     Average
                                       Cost       Yield         Cost         Value      Yield
                                    ----------   -------    ---------      --------    -------
                                                   (Dollars in thousands)
Held to Maturity:
U.S. government and agency
  obligations                        $      -        -%      $ 17,723      $ 18,261      6.21%
Obligations of states and
  political subdivisions                    -        -         32,170        32,769      6.44
                                     --------                --------      --------
    Total                                   -        -         49,893        51,030      6.36
                                     --------                --------      --------

Available for Sale:
U.S. government and agency
  obligations                               -        -         85,499        87,700      6.00
Obligations of states and
  political subdivisions                    -        -          4,560         4,672      6.57
Mortgage-backed securities                  -        -         69,303        70,657      5.89
Other securities                        2,000     4.63         14,470        14,424      5.25
                                     --------                --------      --------
    Total                               2,000     4.63        173,832       177,453      5.91
                                     --------                --------      --------

  Total investment securities        $  2,000                $223,725      $228,483
                                     ========                ========      ========

                                 Loan Portfolio

         The following table presents the composition of Southwest's loan portfolio, net of unearned interest:

                                                                 At December 31,
                                              2001                     2000                     1999
                                      --------------------     --------------------     --------------------
                                       Amount        %          Amount        %          Amount        %
                                      --------     -------     --------     -------     --------     -------
                                                              (Dollars in thousands)
Real estate mortgage -
  One to four family residential      $106,206      11.41%     $107,360      11.76%     $102,973      12.07%
  Commercial                           301,578      32.39       276,525      30.30       263,216      30.86
Real estate construction                91,897       9.87       103,951      11.39        85,511      10.03
Commercial                             312,577      33.58       311,953      34.19       296,415      34.77
Installment and consumer -
  Government-guaranteed
    student loans                       91,841       9.86        77,846       8.53        69,873       8.19
  Credit cards                               -          -             -          -             -          -
  Other                                 26,947       2.89        34,915       3.83        34,820       4.08
                                      --------     ------      --------     ------      --------     ------
                                       931,046     100.00%      912,550     100.00%      852,808     100.00%
                                                   ======                   ======                   ======

Less:  Allowance for loan loss
                                      (11,492)                  (12,125)                 (11,190)
                                      --------                 --------                 --------
  Total                               $919,554                 $900,425                 $841,618
                                      ========                 ========                 ========
                                                      At December 31,
                                              1998                     1997
                                      --------------------     --------------------
                                       Amount        %          Amount        %
                                      --------     -------     --------     -------
Real estate mortgage -
  One to four family residential      $ 83,657      10.55%     $ 79,843      11.10%
  Commercial                           275,729      34.75       223,672      31.10
Real estate construction                76,544       9.65        72,454      10.08
Commercial                             252,341      31.81       241,007      33.52
Installment and consumer -
  Government-guaranteed
    student loans                       65,242       8.22        64,390       8.95
  Credit cards                               -          -            73       0.01
  Other                                 39,806       5.02        37,674       5.24
                                      --------     ------      --------     ------
                                       793,319     100.00%      719,113     100.00%
                                                   ======                   ======

Less:  Allowance for loan loss
                                      (10,401)                    (8,282)
                                      --------                -----------
  Total                               $782,918                   $710,831
                                      ========                ===========


         Potential Nonperforming Loans. Those performing loans considered potential nonperforming loans, loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms over the next six months, amounted to approximately $55.8 million at December 31, 2001, compared to $53.1 million at December 31, 2000. Loans may be monitored by management and reported as potential nonperforming loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.

                   Allocation of the Allowance for Loan Losses

      Southwest's methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and an unallocated allowance. Additional information regarding this methodology, the allowance for loan losses, and the related provision for loan losses is included in the Annual Report on pages 8 and 9 under the caption "Provision for Loan Losses," and in Note 1 on page 25 and Note 3 on page 30. The following table presents a five-year history for the allocation of the allowance for credit losses along with the percentage of total loans and leases in each category (dollars in thousands). When measured against the total allowance, unallocated reserves decreased to 7.69% at December 31, 2001 from 24.96% at December 31, 2000, and 26.74% at December 31,1999.

                                                                      At December 31,
                                               2001                        2000                      1999
                                      -----------------------    -----------------------    -----------------------
                                                 Percent of                 Percent of                 Percent of
                                                Loans in Each              Loans in Each              Loans in Each
                                                 Category to                Category to                Category to
                                      Amount    Total Loans      Amount     Total Loans     Amount     Total Loans
                                      -------  -----------       -------   -------------    -------   -------------
                                                                  (Dollars in thousands)
Real estate mortgage -
  One to four family residential      $   557       11.41%       $   546       11.76%       $   602       12.07%
  Commercial                            2,277       32.39            916       30.30          1,128       30.86
Real estate construction                  750        9.87          3,003       11.39          1,893       10.03
Commercial                              6,680       33.58          4,286       34.19          4,028       34.77
Installment and consumer -
  Government-guaranteed
    student loans                          46        9.86              -        8.53             56        8.19
  Credit cards                              -           -              -           -              -           -
  Other                                   298        2.89            347        3.83            491        4.08
Unallocated                               884                      3,027                      2,992
                                      -------      ------        -------      ------        -------      ------
  Total                               $11,492      100.00%       $12,125      100.00%       $11,190      100.00%
                                      =======      ======        =======      =======       =======      ======
                                                         At December 31,
                                                1998                      1997
                                      -----------------------   ------------------------
                                                 Percent of                 Percent of
                                                Loans in Each              Loans in Each
                                                 Category to                Category to
                                       Amount    Total Loans     Amount     Total Loans
                                      -------   -------------    -------   -------------
                                                    (Dollars in thousands)
Real estate mortgage -
  One to four family residential      $   321       10.55%       $   488        11.10%
  Commercial                              851       34.75          1,073        31.10
Real estate construction                  912        9.65            732        10.08
Commercial                              5,353       31.81          4,477        33.52
Installment and consumer -
  Government-guaranteed
    student loans                           -        8.22              -         8.95
  Credit cards                              -           -              1         0.01
  Other                                   510        5.02            573         5.24
Unallocated                             2,454                        938
                                      -------      ------        -------       ------
  Total                               $10,401      100.00%       $ 8,282       100.00%
                                      =======      ======        =======       ======

         Management believes that the allowance for credit losses is adequate. However, the determination of the allowance requires significant judgment, and estimates of probable losses inherent in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the loan and lease portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by Stillwater National, periodically review the Bank's loan portfolio and allowance for credit losses. Such review may result in recognition of additions to the allowance based on their judgments of information available to them at the time of their examination


                   Certificates of Deposit of $100,000 or More

         The following table indicates the amount of Southwest's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2001:


          Maturity Period                  Amount
----------------------------------        --------
      (Dollars in thousands)

Three months or less (1)                  $135,556
Over three through six months (1)           78,663
Over six through 12 months (1)              26,627
Over 12 months                              19,225
                                          --------
         Total                            $260,071
                                          ========

(1) The amount of certificates of deposit that mature within 12 months is $240.8 million. Southwest does not have any liquidity concerns as a result of the volume of these maturities.


Other Material

         The Letter to Shareholder from the CEO on page 2 of the Annual Report, the information set forth on pages 3 through 15 and page 17 of the Annual Report, Note 1-"Summary of Significant Accounting and Reporting Policies" on pages 24 through 26 of the Annual Report, Note 3-"Loans Receivable" on pages 28 through 30 of the Annual Report, and Note 5-"Other Borrowed Funds" on pages 31 and 32 of the Annual Report are incorporated herein by reference.

ITEM 2.  PROPERTIES

         Page 46 of the Annual Report (listing executive and other offices) is hereby incorporated by reference. The Corporate Headquarters, Drive-in, Mortgage and SBA Lending, Chickasha Branch, and Tulsa Utica Branch are owned. Other facilities are held under lease or similar arrangement.

ITEM 3.  LEGAL PROCEEDINGS

         Note 15--"Commitments and Contingencies" on page 40 of the Annual Report is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 2001, through solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         As of March 8, 2002, there were approximately 2,000 holders of record of Southwest's Common Stock. The section titled "Stock Information" on page 46 of the Annual Report is hereby incorporated by reference.

         For information regarding regulatory restrictions on Stillwater National's and, therefore, Southwest's payment of dividends, see Note 9 -- "Capital Requirements" on pages 35 and 36 of the Annual Report, which is hereby incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The table titled "Selected Consolidated Financial Data" on pages 3 and 4 of the Annual Report is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Pages 5 through 15 of the Annual Report are hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The section titled "Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk" on pages 13 through 15 of the Annual Report is hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Page 11 and pages 18 through 43 of the Annual Report are hereby incorporated by reference. The Independent Auditors' Report as of December 31, 1999 and for the year then ended is included as Exhibit 99 to the Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The section titled, "Change in Auditors" on page 15 of the Annual Report is incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors and nominees for directors of Southwest and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions titled "Proposal I--Election of Directors" on pages 3 through 7 of the Proxy Statement, and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 of the Proxy Statement, and is hereby incorporated by reference.

         Information concerning the executive officers of Southwest is included under the caption titled "Item 1. Business -- Executive Officers" of this report and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding the compensation of Southwest's directors and executive officers is included under the captions "Director Compensation," on page 8 and "Executive Compensation and Other Benefits," and "Stock Performance Comparisons" on pages 11 through 14 of the Proxy Statement, and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding beneficial ownership of Southwest's common stock by certain beneficial owners and directors and executive officers of Southwest is included under the caption "Common Stock Owned by Directors and Executive Officers" on pages 9 and 10 of the Proxy Statement and is hereby incorporated by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Documents Filed as Part of this Report

         (1) Financial Statements. The consolidated financial statements of Southwest included in the Annual Report to Shareholders for the year ended December 31, 2001, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.

         The following financial statements are filed as a part of this report:

         Independent Auditors' Report for the Years Ended December 31, 2001 and 2000

         Consolidated Statements of Financial Condition at December 31, 2001 and 2000

         Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements for the Years Ended December 31, 2001, 2000 and 1999

         Independent Auditors' Report as of December 31, 1999 and for the year then ended.

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

  4.1 Rights Agreement, dated as of April 22, 1999, between Southwest Bancorp, Inc. and Harris Trust & Savings Bank, as rights agent and Form of Certificate of Designations setting forth terms of Class B, Series 1 Preferred Stock of Southwest Bancorp, Inc. referred to in the rights agreement (incorporated by reference to Exhibits 1 and 2 to Current Report on Form 8-K dated April 22, 1999)

*10.1 Southwest Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (File No. 33-97850))

*10.2 Severance Compensation Plan (incorporated by reference as Exhibit 10.2 to Registration Statement on Form S-1 (File No. 33-71168))

*10.3 Southwest Bancorp, Inc. 1994 Stock Option Plan (incorporated by reference from Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

*10.4 Southwest Bancorp, Inc. 1999 Stock Option Plan (incorporated by reference from Exhibit 4 to Registration Statement on Form S-8 (File No. 333-92143))

 13      Annual Report to Shareholders for the Year Ended December 31, 2001

 21      Subsidiaries of the Registrant

 23.1    Independent Auditors' Consent

 23.2    Independent Auditors' Consent

 24      Power of Attorney

99 Independent Auditors' Report as of December 31, 1999 and for the year then ended

--------------

* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

         (b) Reports on Form 8-K.

         None

         (c) Exhibits. See (a)(3) above for all exhibits filed herewith and the
Exhibit Index.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     SOUTHWEST BANCORP, INC.

March 28 , 2002                                      By: /s/ Rick Green
                                                         -----------------------
                                                         Rick Green
                                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Rick Green                                                    March 28, 2002
---------------------------------------
Rick Green
Director and Chief Executive Officer
(Principal Executive Officer)


/s/ Kerby E. Crowell                                              March 28, 2002
---------------------------------------
Kerby E. Crowell
Executive Vice President,
  Chief Financial Officer and Secretary
  (Principal Financial and
  Accounting Officer)


         A majority of the directors of Southwest executed a power of attorney appointing Rick Green as their attorney-in-fact, empowering him to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Form 10-K for the year ended December 31, 2001. This report has been signed below by such attorney-in-fact as of March 28, 2002.

By: /s/ Rick Green
    ------------------------------------
    Rick Green
    Attorney-in-Fact for Majority of the
    Directors of Southwest