Form 10-Q
period 2002-03-31
SOUTHWEST BANCORP INC
filed 2002-05-13
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------


                                    FORM 10-Q


         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended  March 31, 2002.

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from __________ to __________


                         Commission File Number: 0-23064


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

                                    5,725,099
                                    ---------


                             SOUTHWEST BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                                                Page No.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  Unaudited Consolidated Statements of Financial Condition at
                   March 31, 2002 and December 31, 2001                                              3

                  Unaudited Consolidated Statements of Operations for the
                    three months ended March 31, 2002 and 2001                                       4

                  Unaudited Consolidated Statements of Cash Flows for the
                    three months ended March 31, 2002 and 2001                                       5

                  Unaudited Consolidated Statements of Shareholders' Equity for the
                    three months ended March 31, 2002                                                6

                  Unaudited Consolidated Statements of Comprehensive Income for the
                    three months ended March 31, 2002 and 2001                                       7

                  Notes to Unaudited Consolidated Financial Statements                               8

                  Average Balances, Yields and Rates                                                12


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                              13


         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK                                                                      17


PART II.  OTHER INFORMATION                                                                         18


SIGNATURES                                                                                          19

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)


                                                                           MARCH 31,      DECEMBER 31,
                                                                             2002            2001
                                                                             ----            ----
ASSETS:
Cash and cash equivalents                                                $    26,593    $    32,406
Investment securities:
   Held to maturity, fair value $47,474 (2002) and $51,030 (2001)             46,499         49,893
   Available for sale, amortized cost $152,917 (2002) and $163,924 (2001)    155,202        167,545
   Federal Reserve Bank and Federal Home Loan Bank Stock, at cost              9,346          9,908
Loans held for sale                                                            8,780         12,740
Loans receivable, net of allowance for loan losses
   of $11,227 (2002) and $11,492 (2001)                                      935,308        906,814
Accrued interest receivable                                                    9,820         10,157
Premises and equipment, net                                                   20,382         20,418
Other assets                                                                   7,187          6,614
                                                                         -----------    -----------
      Total assets                                                       $ 1,219,117    $ 1,216,495
                                                                         ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
   Noninterest-bearing demand                                            $   115,111    $   127,196
   Interest-bearing demand                                                    50,201         49,051
   Money market accounts                                                     182,777        157,266
   Savings accounts                                                            5,879          5,372
   Time deposits of $100,000 or more                                         294,084        260,071
   Other time deposits                                                       287,562        305,840
                                                                         -----------    -----------
      Total deposits                                                         935,614        904,796
Accrued interest payable                                                       3,133          3,470
Other liabilities                                                              4,444          2,724
Short-term borrowings                                                        164,532        195,367
Long-term debt:
  Guaranteed preferred beneficial interests in the Company's
     subordinated debentures                                                  25,013         25,013
                                                                         -----------    -----------
      Total liabilities                                                    1,132,736      1,131,370
Shareholders' equity:
   Common stock - $1 par value; 20,000,000 shares authorized;
     6,121,521 shares issued and outstanding                                   6,122          6,122
   Capital surplus                                                            12,098         12,508
   Retained earnings                                                          72,287         69,838
   Accumulated other comprehensive income (loss)                               1,509          2,389
   Treasury stock, at cost; 399,668 (2002) and 420,764 (2001) shares          (5,635)        (5,732)
                                                                         -----------    -----------
      Total shareholders' equity                                              86,381         85,125
                                                                         -----------    -----------
      Total liabilities & shareholders' equity                           $ 1,219,117    $ 1,216,495
                                                                         ===========    ===========

See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except earnings per share data)


                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                          2002                       2001
                                                          ----                       ----
Interest income:
   Interest and fees on loans                             $ 15,980                 $ 21,128
   Investment securities:
     U.S. Government and agency obligations                  1,513                    1,677
     Mortgage-backed securities                                932                    1,199
     State and political subdivisions                          388                      433
     Other securities                                          143                      190
   Other interest-earning assets                                 7                        9
                                                          --------                 --------
     Total interest income                                  18,963                   24,636

Interest expense:
   Interest-bearing demand                                      82                      287
   Money market accounts                                       872                    1,443
   Savings accounts                                              6                       26
   Time deposits of $100,000 or more                         2,374                    4,770
   Other time deposits                                       2,710                    5,553
   Short-term borrowings                                     1,275                    2,126
   Long-term debt                                              582                      582
                                                          --------                 --------
     Total interest expense                                  7,901                   14,787
                                                          --------                 --------
Net interest income                                         11,062                    9,849

Provision for loan losses                                    1,250                      825

Other income:
   Service charges and fees                                  1,774                    1,509
   Other noninterest income                                    228                       81
   Gain on sales of loans receivable                           644                      539
   Gain on sales of investment securities                        2                       57
                                                          --------                 --------
     Total other income                                      2,648                    2,186

Other expenses:
   Salaries and employee benefits                            3,802                    3,601
   Occupancy                                                 1,717                    1,619
   FDIC and other insurance                                     72                       71
   Other real estate                                            22                      (17)
   General and administrative                                2,198                    1,973
                                                          --------                 --------
     Total other expenses                                    7,811                    7,247
                                                          --------                 --------
Income before taxes                                          4,649                    3,963
   Taxes on income                                           1,571                    1,334
                                                          --------                 --------
Net income                                                $  3,078                 $  2,629
                                                          ========                 ========
Basic earnings per share                                  $   0.54                 $   0.46
                                                          ========                 ========
Diluted earnings per share                                $   0.52                 $   0.45
                                                          ========                 ========
Cash dividends declared per share                         $   0.11                 $   0.08
                                                          ========                 ========

See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                      FOR THE THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                     2002                2001
                                                                     ----                ----
Operating activities:
  Net income                                                   $  3,078                   $  2,629
  Adjustments to reconcile net income to net
     cash (used in) provided from operating activities:
       Provision for loan losses                                  1,250                        825
       Depreciation and amortization expense                        634                        620
       Amortization of premiums and accretion of
         discounts on securities, net                               915                         (9)
       Amortization of intangibles                                   46                         41
       (Gain) Loss on sales/calls of securities                      (2)                       (57)
       (Gain) Loss on sales of loans receivable                    (644)                      (539)
       (Gain) Loss on sales of premises/equipment                     6                         (4)
       (Gain) Loss on other real estate owned, net                   (2)                       (18)
        Proceeds from sales of residential mortgage loans        22,718                     21,447
        Residential mortgage loans originated for resale        (18,555)                   (20,702)
   Changes in assets and liabilities:
     Accrued interest receivable                                    337                        (54)
     Other assets                                                   (35)                       659
     Income taxes payable                                         1,151                        763
     Accrued interest payable                                      (337)                      (578)
     Other liabilities                                              396                        344
                                                                 --------                   --------
        Net cash (used in) provided from operating activities    10,956                      5,367
                                                                 --------                   --------
Investing activities:
  Proceeds from sales of available for sale securities             --                        2,114
  Proceeds from principal repayments, calls and maturities:
     Held to maturity securities                                  4,400                      3,000
     Available for sale securities                               16,210                     14,296
  Proceeds from redemptions of Federal Home Loan Bank stock         562                        111
  Purchases of held to maturity securities                       (1,022)                      --
  Purchases of available for sale securities                     (6,100)                   (23,170)
  Loans originated and principal repayments, net                (60,148)                   (38,623)
  Proceeds from sales of guaranteed student loans                30,460                     18,510
  Purchases of premises and equipment                              (638)                      (329)
  Proceeds from sales of premises and equipment                      34                         15
  Proceeds from sales of other real estate owned                    259                        278
                                                               --------                   --------
        Net cash (used in) provided from investing activities   (15,983)                   (23,798)
                                                               --------                   --------
  Net increase (decrease) in deposits                            30,818                      3,921
  Net increase (decrease) in short-term borrowings              (30,835)                     9,481
  Net proceeds from issuance of common stock                        605                         85
  Purchases of treasury stock                                      (918)                      --
  Common stock dividends paid                                      (456)                      (417)
                                                               --------                   --------
Net cash (used in) provided from financing activities              (786)                    13,070
                                                               --------                   --------
Net increase (decrease) in cash and cash equivalents             (5,813)                    (5,361)
Cash and cash equivalents,
  Beginning of period                                            32,406                     30,851
                                                               --------                   --------
  End of period                                                $ 26,593                   $ 25,490
                                                               ========                   ========



See notes to consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)

                                                                                ACCUMULATED                       TOTAL
                                                                                    OTHER                         SHARE-
                                     COMMON STOCK         CAPITAL   RETAINED    COMPREHENSIVE         TREASURY   HOLDERS'
                                  SHARES       AMOUNT     SURPLUS   EARNINGS     INCOME (LOSS)          STOCK     EQUITY
                                  ------       ------     -------   ---------    -------------         -----      ------
Balance, January 1, 2002       6,121,521   $   6,122   $  12,508    $  69,838    $   2,389    $  (5,732)   $  85,125

Cash dividends declared:
   Common, $0.11 per share            --          --          --         (629)          --           --         (629)
Common stock issued:
   Employee Stock Option Plan         --          --        (413)          --           --          997          584
   Employee Stock Purchase Plan       --          --           1           --           --            6            7
   Dividend Reinvestment Plan         --          --           2           --           --           12           14
Other comprehensive income
   (loss), net of tax                 --          --          --           --         (880)          --         (880)
Treasury shares purchased             --          --          --           --           --         (918)        (918)
Net income                            --          --          --        3,078           --           --        3,078
                               ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance, March 31, 2002        6,121,521   $   6,122   $  12,098    $  72,287    $   1,509    $  (5,635)   $  86,381
                               =========   =========   =========    =========    =========    =========    =========


See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

                                                                                                    FOR THE THREE MONTHS
                                                                                                       ENDED MARCH 31,
                                                                                                      2002       2001
                                                                                                      ----       ----
Net income                                                                                            $3,078    $2,629

Other comprehensive income (loss)
  Unrealized holding gain (loss) on available
    for sale securities                                                                               (1,334)    1,693
  Reclassification adjustment for (gains) losses
    arising during the period                                                                             (2)      (57)
                                                                                                      ------    ------
  Other comprehensive income (loss), before tax                                                       (1,336)    1,636
  Tax (expense) benefit related to items
    of other comprehensive income (loss)                                                                 456      (651)
                                                                                                      ------    ------
  Other comprehensive income (loss), net of tax                                                         (880)      985
                                                                                                      ------    ------
Comprehensive income                                                                                  $2,198    $3,614
                                                                                                      ======    ======


See notes to unaudited consolidated financial statements.

                             SOUTHWEST BANCORP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  GENERAL

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, cash flows and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal, recurring adjustments. The results of operations and cash flows for the three months ended March 31, 2002 and 2001 should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.

         On August 29, 2001, Southwest effected a 3:2 stock split of its common stock in the form of a dividend of 2,040,465 shares. Per share amounts in the report have been retroactively restated to reflect this stock split.


NOTE 2:  PRINCIPLES OF CONSOLIDATION

         The accompanying unaudited consolidated financial statements include the accounts of Southwest Bancorp, Inc. ("Southwest") and its wholly owned subsidiaries, the Stillwater National Bank and Trust Company ("Stillwater National"), SBI Capital Trust ("SBI Capital") and Business Consulting Group, Inc. ("BCG"). All significant intercompany transactions and balances have been eliminated in consolidation.


NOTE 3:  RECENTLY ADOPTED ACCOUNTING STANDARD

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 required that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized. Southwest adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002 as required. Southwest will complete the first of the required impairment tests of goodwill and indefinite-lived intangible assets by the end of the second quarter of 2002. Adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material impact on Southwest's results of operations or financial position.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of; however, it retains the fundamental provisions of the Statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, required that a long-lived asset to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and established more restrictive criteria to classify an asset as "held for sale." Southwest adopted SFAS No. 144 on January 1, 2002. Adoption of SFAS No. 144 did not have a material impact on Southwest's results of operations or financial position.

NOTE 4:  ALLOWANCE FOR LOAN LOSSES

         Activity in the allowance for loan losses is shown below for the indicated periods.

                                                                       FOR THE THREE              FOR THE
                                                                        MONTHS ENDED             YEAR ENDED
                                                                       MARCH 31, 2002         DECEMBER 31, 2001
                                                                       --------------         -----------------
                                                                                 (Dollars in thousands)
Balance at beginning of period                                         $ 11,492                   $ 12,125
Loans charged-off:
   Real estate mortgage                                                     211                        445
   Real estate construction                                                   -                         99
   Commercial                                                             1,197                      4,364
   Installment and consumer                                                 196                        621
                                                                       --------                   --------
      Total charge-offs                                                   1,604                      5,529
Recoveries:
   Real estate mortgage                                                      48                         54
   Real estate construction                                                   -                         22
   Commercial                                                                14                        574
   Installment and consumer                                                  27                        246
                                                                       --------                   --------
      Total recoveries                                                       89                        896
                                                                       --------                   --------
Net loans charged-off                                                     1,515                      4,633
Provision for loan losses                                                 1,250                      4,000
                                                                       --------                   --------
Balance at end of period                                               $ 11,227                   $ 11,492
                                                                       ========                   ========
Loans outstanding:
    Average                                                            $952,909                   $938,278
    End of period                                                       955,315                    931,046
Net charge-offs to total average loans (annualized)                        0.64%                      0.49%
Allowance for loan losses to total loans                                   1.18%                      1.23%


         Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.

                                                                             AT                       AT
                                                                       MARCH 31, 2002          DECEMBER 31, 2001
                                                                       --------------          -----------------
                                                                               (Dollars in thousands)
Nonaccrual loans (1)                                                     $5,517                     $7,291
Past due 90 days or more (2)                                              1,748                      1,935
                                                                         ------                     ------
   Total nonperforming loans                                              7,265                      9,226
Other real estate owned                                                     768                        640
                                                                         ------                     ------
   Total nonperforming assets                                            $8,033                     $9,866
                                                                         ======                     ======

Nonperforming loans to loans receivable                                    0.76%                      0.99%
Allowance for loan losses to nonperforming loans                         154.54%                    124.56%
Nonperforming assets to loans receivable and
   other real estate owned                                                 0.84%                      1.06%



(1) The government-guaranteed portion of loans included in these totals was $986
    (2002) and $573 (2001).
(2) The government-guaranteed portion of loans included in these totals was $179
    (2002) and $332 (2001).

         Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest deems appropriate. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. Southwest's systematic methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and an unallocated reserve. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases. Loss factors are based on Southwest's historical loss experience in the various portfolio categories over the prior six quarters or four quarters, whichever is greater. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses. Formula allowances also are established for credits that do not have specific allowances according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. The allowance for loan losses related to loans that are identified for evaluation of impairment is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The unallocated allowance is based upon management's evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. These factors may include general economic and business conditions affecting lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal credit examiners, and management's judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. During the first quarter of 2002, there were no changes in estimation methods or assumptions that affected Southwest's methodology for assessing the appropriateness of the allowance.

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


NOTE 5:  LOANS RECEIVABLE

         Southwest extends commercial and consumer credit primarily to customers in the State of Oklahoma, but its commercial lending operations are concentrated in the Stillwater, Tulsa, and Oklahoma City areas of the state. As a result, the collectibility of Southwest's loan portfolio can be affected by changes in the general economic conditions in the state and in those metropolitan areas. At March 31, 2002 and December 31, 2001, substantially all of Southwest's loans are collateralized with real estate, inventory, accounts receivable and/or other assets, or are guaranteed by agencies of the United States Government.

         At March 31, 2002, loans to individuals and businesses in the healthcare industry totaled approximately $166.6 million, or 17% of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% or more of total loans.

         The principal balance of loans for which accrual of interest has been discontinued totaled approximately $5.5 million at March 31, 2002. During the first three months of 2002, $63,000 in interest income was received on nonaccruing loans. If interest on those loans had been accrued, additional total interest income of $135,000 would have been recorded.

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


NOTE 7:  EARNINGS PER SHARE

         Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury stock method. At March 31, 2002, there were 5,000 antidilutive options to purchase common shares. At March 31, 2001, there were 182,250 antidilutive options to purchase shares.

         The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:

                                                                          FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                         2002                2001
                                                                      ----------          -----------
Weighted average shares outstanding:
   Basic earnings per share                                            5,702,426           5,690,258
Effect of dilutive securities:
   Stock options                                                         230,088             130,019
                                                                       ---------           ---------
Weighted average shares outstanding:
   Diluted earnings per share                                          5,932,514           5,820,277
                                                                       =========           =========


NOTE 8:  SHAREHOLDERS' EQUITY

STOCK SPLIT

         On August 29, 2001, Southwest effected a 3:2 stock split of its common stock in the form of a dividend of 2,040,465 shares. Per share amounts in the report have been retroactively restated to reflect this stock split.

SHARE REPURCHASE PROGRAM

         In March 2001, Southwest authorized the repurchase of up to 5% of its current outstanding common stock in the period ending March 31, 2002. As of March 31, 2002, Southwest had purchased 86,870 shares under this program, at an average price of $18.02 per share. These repurchases reduced shareholders' equity by $1.6 million.

         In March 2002, Southwest authorized the repurchase of up to an additional 5% of its current outstanding common stock. Share repurchases under the current program are expected to be made primarily on the open market, from time to time, until March 31, 2003, or earlier termination of the repurchase program by the Board. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting and other factors.

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

SOUTHWEST BANCORP, INC.
AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)


                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                           2002                        2001
                                                  ------------------------------------------------------
                                                  AVERAGE         AVERAGE     AVERAGE          AVERAGE
                                                  BALANCE        YIELD/RATE   BALANCE         YIELD/RATE
                                                  -------        ----------   -------         ----------
ASSETS:
  Loans receivable                             $  952,909           6.80%   $     932,636        9.19%
  Investment securities                           219,125           5.51          231,655        6.13
  Other interest-earning assets                     1,748           1.62              720        5.07
                                               ----------                   -------------
     Total interest-earning assets              1,173,782           6.55        1,165,011        8.58
  Noninterest-earning assets                       53,384                          51,990
                                               ----------                   -------------
    Total assets                               $1,227,166                   $   1,217,001
                                               ==========                   =============
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing demand                      $   50,710           0.66%   $      48,914        2.38%
  Money market accounts                           169,851           2.08          122,786        4.77
  Savings accounts                                  5,659           0.43            5,296        1.99
  Time deposits                                   580,236           3.55          660,432        6.34
                                               ----------                   -------------
    Total interest-bearing deposits               806,456           3.04          837,428        5.85
  Short-term borrowings                           183,596           2.82          160,741        5.36
  Long-term debt                                   25,013           9.30           25,013        9.30
                                               ----------                   -------------
    Total interest-bearing liabilities          1,015,065           3.16        1,023,182        5.86
  Noninterest-bearing demand                      113,211                         103,999
  Other noninterest-bearing liabilities            12,937                          15,545
  Shareholders' equity                             85,953                          74,275
                                               ----------                   -------------
    Total liabilities and shareholders' equity $1,227,166                   $   1,217,001
                                               ==========                   =============
  Interest rate spread                                              3.39%                        2.72%
                                                                ========                       ======
  Net interest margin (1)                                           3.82%                        3.43%
                                                                ========                       ======
  Ratio of average interest-earning assets
    to average interest-bearing liabilities        115.64%                         113.86%
                                                =========                   =============


(1) Net interest margin = net interest income / total interest-earning assets.

                             SOUTHWEST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Forward-Looking Statements. This Management's Discussion and Analysis of financial condition and results of operations and other portions of this report include forward-looking statements such as: statements of Southwest's goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of loan quality, problem loan payoffs, and probable loan losses; assessments of the effects on Southwest's performance of possible Federal Reserve actions to change interest rates; and statements of Southwest's ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates and other economic conditions; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest's past growth and performance do not necessarily indicate its future results.

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

         Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders, and has capitalized on its position as an Oklahoma owned and operated banking organization to increase its banking business. Southwest has grown from $434 million in assets since becoming a public company at year-end 1993, to $1.22 billion at March 31, 2002, without acquiring other financial institutions. Southwest considers acquisitions of other financial institutions and other companies, however, from time to time, although it does not have any specific agreements or understandings for any such acquisition at present. Southwest also considers, from time to time, the establishment of new lending, banking and other offices in additional geographic markets.


FINANCIAL CONDITION

TOTAL ASSETS

         Southwest's total assets were $1.22 billion at March 31, 2002 and December 31, 2001.

LOANS

         Loans were $955.3 million at March 31, 2002, a 3% increase ($24.3 million) from December 31, 2001. Southwest experienced increases in the categories of commercial real estate mortgages ($25.8 million, or 9%), real estate construction loans ($7.0 million, or 8%) and government-guaranteed student loans ($3.3 million, or 4%). These increases were offset by reductions in commercial and industrial loans ($7.0 million, or 2%), residential mortgage loans ($3.7 million, or 3%) and other consumer loans ($1.0 million, or 4%).

         Management determines the appropriate level of the allowance for loan losses using a systematic methodology. See Note 4, Allowance for Loan Losses, in the Notes to Unaudited Consolidated Financial Statements. The allowance for loan losses declined by $265,000, or 2%, from December 31, 2001 to March 31, 2002. This decrease reflects the decrease in nonperforming loans, which were 0.76% of total loans at March 31, 2002, compared to 0.99% of total loans at year-end 2001. At March 31, 2002, the allowance for loan losses was $11.2 million, or 1.18% of total loans and 154.54% of nonperforming loans, compared to $11.5 million, or 1.23% of total loans and 124.56% of nonperforming loans, at December 31, 2001. (See "Results of Operations-Provision for Loan Losses.")

DEPOSITS AND SHORT-TERM BORROWINGS

         Southwest's deposits were $935.6 million at March 31, 2002, an increase of $30.8 million, or 3%, from $904.8 million at December 31, 2001. Increases occurred in money market accounts ($25.5 million, or 16%), time deposits ($15.7 million, or 3%), interest-bearing demand accounts ($1.2 million, or 2%), and savings accounts ($507,000, or 9%). These increases were offset by a decrease in non-interest-bearing demand accounts ($12.1 million, or 10%). A $30.8 million, or 16%, decrease in short-term borrowings during the first quarter of 2002 offset the quarterly increase in deposit funding.

SHAREHOLDERS' EQUITY

         Shareholders' equity increased by $1.3 million, or 1%, due primarily to earnings for the first three months of 2002, net of common stock dividends, treasury share purchases and a decrease in the net unrealized gains on investment securities available for sale (net of tax). At March 31, 2002, Southwest and Stillwater National continued to exceed all applicable regulatory capital requirements.


RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 and 2001

NET INCOME

         For the first three months of 2002, Southwest recorded net income of $3.1 million. This was $449,000, or 17%, more than the $2.6 million in net income recorded for the first three months of 2001. Average shares outstanding were 5,702,426 for the first three months of 2002 and 5,690,258 for the first three months of 2001. Basic and diluted earnings per share increased to $0.54 and $0.52 per share for the first three months of 2002 from $0.46 and $0.45 per share for the same period in 2001, respectively.

         Net interest income increased $1.2 million, or 12%, for the first three months of 2002 compared to the same period in 2001. This increase in net interest income as well as a $462,000, or 21%, increase in other income was offset by a $564,000, or 8%, increase in other expense, a $425,000, or 52%, increase in the provision for loan losses and a $237,000, or 18%, increase in taxes on income. For the first three months of 2002, the return on average total equity was 14.52% compared to a 14.35% return on average total equity for the first three months of 2001.

NET INTEREST INCOME

         Net interest income increased to $11.1 million for the first three months of 2002 from $9.8 million for the same period in 2001 as the $5.7 million, or 23%, decline in interest income was more than offset by a $6.9 million, or 47%, reduction in interest expense. Yields on Southwest's interest-earning assets declined by 203 basis points, and the rates paid on Southwest's interest-bearing liabilities declined by 270 basis points, resulting in an increase in the interest rate spread to 3.39% for the first three months of 2002 from 2.72% for the first three months of 2001. Net interest margin also increased from 3.43% to 3.82%. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 115.64% for the first three months of 2002 from 113.86% for the first three months of 2001, primarily due to the increase in average loans outstanding.

         Total interest income for the first three months of 2002 was $19.0 million, a 23% decline from $24.6 million during the same period in 2001. The principal factor in the decline of interest income was the 203 basis point reduction in the yield earned on interest-earning assets, which was partially offset by the $8.8 million increase in average interest-earning assets. Southwest's average loans increased $20.3 million, or 2%, and the related yield was reduced to 6.80% for the first three months of 2002 from 9.19% in 2001. During the same period, average investment securities declined $12.5 million, or 5%, and the related yield was reduced to 5.51% from 6.13%.

         Total interest expense for the first three months of 2002 was $7.9 million, a decline of 47% from $14.8 million for the same period in 2001. The decline in total interest expense can be attributed to the 270 basis point reduction in the rates paid on interest-bearing liabilities. Rates paid on deposits decreased for all categories.

         The Federal Reserve's actions to decrease interest rates during 2001 negatively affected the net interest margins of many banks, as interest rates on earning assets declined more rapidly than rates paid on interest-bearing liabilities. The Federal Reserve has not changed the benchmark federal funds rate since December 12, 2001, however, and rates slightly increased over the first quarter of 2002. The current rate environment may create improved bank net interest margins in subsequent quarters, as interest rates on earning assets reprice more rapidly than rates paid on interest-bearing liabilities. The actual amounts of the effects on margin and on net income, if any, are not known, and depend upon a number of factors including the amount and timing of any future changes in interest rates and the levels of Southwest's other income and operating expenses.

OTHER INCOME

         Other income increased by $462,000, or 21%, for the first three months of 2002 compared to the same period of 2001 primarily as a result of a $265,000, or 18%, increase in service charges and a $105,000, or 19%, increase in gains on sales of loans.

OTHER EXPENSES

         Southwest's other expenses increased $564,000, or 8%, for the first three months of 2002 compared to the same period in 2001. This increase was primarily the result of a $225,000, or 11%, increase in general and administrative expense, a $201,000, or 6%, increase in salaries and employee benefits and a $98,000, or 6%, increase in occupancy expense.

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

         The allowance for loan losses of $11.2 million declined $265,000, or 2%, from year-end 2001, while total nonperforming loans decreased by $2.0 million, or 21%. The decrease in nonperforming loans was primarily the result of net charge-offs, offset by the classification of watch list credits as nonperforming, the resolution of other nonperforming loans and other, typical, activity in the portfolio. Total nonperforming assets of $8.0 million (which includes other real estate owned) decreased by $1.8 million, or 19%, and equaled 0.84% of total loans and other real estate, compared to 1.06% at December 31, 2001.

         As shown in Note 4, total nonperforming loans at March 31, 2002 represented 0.76% of total loans, compared to $9.2 million, or 0.99% of total loans, at December 31, 2001.

TAXES ON INCOME

         Southwest's income tax expense was $1.6 million for the first three months of 2002 and $1.3 million for the same period in 2001. Southwest's effective tax rates have been lower than federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans and the organization in July 2001 of a real estate investment trust.


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

         Southwest has available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank ("FRB"), the Student Loan Marketing Association ("SLMA"), the F&M Bank of Tulsa ("F&M"), and the Federal Home Loan Bank of Topeka ("FHLB"). Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $1.0 million at March 31, 2002. Stillwater National has approved federal funds purchase lines totaling $20.0 million with three other banks; no amounts were outstanding on these lines at March 31, 2002. In addition, Stillwater National has available a $35.0 million line of credit from the SLMA and a $239.5 million line of credit from the FHLB. Borrowings under the SLMA line would be secured by student loans. Borrowings under the FHLB line would be secured by all unpledged securities and other loans. The SLMA line expires April 20, 2007; no amount was outstanding on this line at March 31, 2002. The FHLB line of credit had an outstanding balance of $105.3 million at March 31, 2002. Stillwater National also has available unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Morgan Stanley Dean Witter, Salomon Smith Barney, Prudential Securities, Inc., PaineWebber, Inc., and CountryWide Securities that total $545.0 million. At March 31, 2002, $135.3 million in these retail certificates of deposit were included in total deposits.

         Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of direct obligations of U.S. Government Agency issues, which are designated as pledged with Stillwater National's safekeeping agent. These transactions are for one-to-four day periods.

         During the first three months of 2002, the only categories of short-term borrowings whose averages exceeded 30% of ending shareholders' equity were repurchase agreements and funds borrowed from the FHLB.



                                                                 MARCH 31, 2002                       MARCH 31, 2001
                                                          ------------------------------      -----------------------------
                                                                              FUNDS                              FUNDS
                                                           REPURCHASE        BORROWED          REPURCHASE       BORROWED
                                                           AGREEMENTS      FROM THE FHLB       AGREEMENTS     FROM THE FHLB
                                                          ------------------------------      -----------------------------
                                                                                (Dollars in thousands)

Amount outstanding at end of period                        $57,994          $105,272            $56,247          $102,644
Weighted average rate paid at end of period                   1.22%             3.81%              4.91%             5.58%
Average Balance:
   For the three months ended                              $51,814          $129,844            $51,195          $107,878
Average Rate Paid:
   For the three months ended                                 1.21%             3.47%              5.12%             5.47%
Maximum amount outstanding at any month end                $57,994          $141,500            $56,247          $120,635

         During the first three months of 2002, cash and cash equivalents declined by $5.8 million. This reduction was the net result of cash used in net loan origination and other investing activities of $16.0 million and cash used in financing activities of $786,000 (primarily from purchases of treasury stock) offset in part by cash provided from operating activities of $11.0 million.

         During the first three months of 2001, cash and cash equivalents declined by $5.4 million. This reduction was the net result of cash used in net loan origination and other investing activities of $23.8 million offset in part by cash provided from financing activities of $13.1 million (primarily from an increase in short-term borrowings) and cash provided from operating activities of $5.4 million.


CAPITAL RESOURCES

         In the first three months of 2002, total shareholders' equity increased $1.3 million, or 1%, as a result of earnings, offset in part by dividends, treasury share purchases and a reduction in net unrealized gains (losses) on investment securities. Earnings, net of cash dividends declared on common stock, contributed $2.4 million to shareholders' equity during this three-month period. The sale or issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan and the employee stock option plan contributed an additional $605,000 to shareholders' equity in the first three months of 2002. These increases were offset in part by purchases of treasury shares totaling $918,000. Accumulated comprehensive income, consisting of net unrealized gains (losses) on investment securities available for sale (net of tax) declined to $1.5 million at March 31, 2002 compared to $2.4 million at December 31, 2001.

         Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. At March 31, 2002, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 12.26%, a Tier I risk-based capital ratio of 11.12%, and a leverage ratio of 8.94%. As of March 31, 2002, Stillwater National also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Stillwater National by Federal bank regulators.

         Southwest declared a dividend of $0.11 per common share payable on April 1, 2002 to shareholders of record as of March 18, 2002.


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


                                  * * * * * * *


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2001.

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

Item 3.           Defaults upon senior securities
                  None

Item 4.           Submission of matters to a vote of security holders
                  None

Item 5.           Other information
                  None

Item 6.           Exhibits and reports on Form 8-K
                  (a) Exhibits.
                           None

                  (b) Reports on Form 8-K.
                           Southwest filed a report on Form 8-K dated March 15, 2002, reporting, under Item 5 of that form, delivery of Southwest's Annual Report to Shareholders.

                           Southwest filed a report on Form 8-K dated March 29, 2002, reporting, under Item 5 of that form, the authorization of a new share repurchase program for up to 5% of Southwest's outstanding common stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTHWEST BANCORP, INC.
(Registrant)




By: /s/ Rick Green                                 May 9, 2002
   --------------------------------------------    -----------------------------
    Rick Green                                     Date
    President and Chief Executive Officer
    (Principal Executive Officer)




By: /s/ Kerby E. Crowell                           May 9, 2002
   ---------------------------------------------   ----------------------------
    Kerby E. Crowell                               Date
    Executive Vice President, Chief Financial
    Officer and Assistant Secretary
    (Principal Financial and Accounting Officer)