Form 10-Q
period 2002-06-30
SOUTHWEST BANCORP INC
filed 2002-08-13
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------


                                    FORM 10-Q


  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2002.

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from             to
                                     -----------    --------------


                         Commission File Number: 0-23064


                             SOUTHWEST BANCORP, INC.
             (Exact name of registrant as specified in its charter)


Oklahoma                                                  73-1136584
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)


608 South Main Street                                     74074
Stillwater, Oklahoma                                      (Zip Code)
(Address of principal executive office)

Registrant's telephone number, including area code:  (405) 372-2230


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

                                    5,773,907
                                    ---------







                                     1 of 22

                             SOUTHWEST BANCORP, INC.

                               INDEX TO FORM 10-Q



                                                                                                            Page No.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  Unaudited Consolidated Statements of Financial Condition at
                   June 30, 2002 and December 31, 2001                                                        3

                  Unaudited Consolidated Statements of Operations for the
                    three and six months ended June 30, 2002 and 2001                                         4

                  Unaudited Consolidated Statements of Cash Flows for the
                    six months ended June 30, 2002 and 2001                                                   5

                  Unaudited Consolidated Statements of Shareholders' Equity for the
                    six months ended June 30, 2002                                                            6

                  Unaudited Consolidated Statements of Comprehensive Income for the
                    three and six months ended June 30, 2002 and 2001                                         6

                  Notes to Unaudited Consolidated Financial Statements                                        7

                  Average Balances, Yields and Rates                                                         11


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                                       12


         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK                                                                               18


PART II.  OTHER INFORMATION                                                                                  19


SIGNATURES                                                                                                   20




SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)


                                                                                JUNE 30,            DECEMBER 31,
                                                                                  2002                  2001
                                                                               -----------          -----------

ASSETS:
Cash and cash equivalents                                                      $    27,712          $    32,406
Investment securities:
     Held to maturity, fair value $39,936 (2002) and $51,030 (2001)                 38,904               49,893
     Available for sale, amortized cost $160,862 (2002) and $163,924 (2001)        164,671              167,545
     Federal Reserve Bank and Federal Home Loan Bank Stock, at cost                  8,486                9,908
Loans held for sale                                                                  8,580               12,740
Loans receivable, net of allowance for loan losses
     of $12,151 (2002) and $11,492 (2001)                                          987,014              906,814
Accrued interest receivable                                                         10,239               10,157
Premises and equipment, net                                                         20,199               20,418
Other assets                                                                         7,258                6,614
                                                                               -----------          -----------
            Total assets                                                       $ 1,273,063          $ 1,216,495
                                                                               ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
     Noninterest-bearing demand                                                $   128,644          $   127,196
     Interest-bearing demand                                                        54,455               49,051
     Money market accounts                                                         211,204              157,266
     Savings accounts                                                                5,494                5,372
     Time deposits of $100,000 or more                                             313,800              260,071
     Other time deposits                                                           285,640              305,840
                                                                               -----------          -----------
         Total deposits                                                            999,237              904,796
Accrued interest payable                                                             3,072                3,470
Other liabilities                                                                    3,436                2,724
Short-term borrowings                                                              151,542              195,367
Long-term debt:
     Guaranteed preferred beneficial interests in the Company's
         subordinated debentures                                                    25,013               25,013
                                                                               -----------          -----------
            Total liabilities                                                    1,182,300            1,131,370
Shareholders' equity:
     Common stock - $1 par value; 20,000,000 shares authorized;
         6,121,521 shares issued and outstanding                                     6,122                6,122
     Capital surplus                                                                12,091               12,508
     Retained earnings                                                              75,058               69,838
     Accumulated other comprehensive income (loss)                                   2,512                2,389
     Treasury stock, at cost; 357,350 (2002) and 420,764 (2001) shares              (5,020)              (5,732)
                                                                               -----------          -----------
           Total shareholders' equity                                               90,763               85,125
                                                                               -----------          -----------
            Total liabilities & shareholders' equity                           $ 1,273,063          $ 1,216,495
                                                                               ===========          ===========



See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except earnings per share data)



                                                              FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,                    ENDED JUNE 30,
                                                              2002             2001            2002              2001
                                                           --------         --------         --------         --------
Interest income:
     Interest and fees on loans                            $ 16,443         $ 20,068         $ 32,423         $ 41,196
     Investment securities:
         U.S. Government and agency obligations               1,616            1,539            3,129            3,216
         Mortgage-backed securities                             826            1,296            1,758            2,495
         State and political subdivisions                       343              419              731              852
         Other securities                                       139              187              282              377
     Other interest-earning assets                                4                9               11               18
                                                           --------         --------         --------         --------
         Total interest income                               19,371           23,518           38,334           48,154

Interest expense:
     Interest-bearing demand                                     89              221              171              508
     Money market accounts                                    1,078            1,122            1,950            2,565
     Savings accounts                                             8               26               14               52
     Time deposits of $100,000 or more                        2,313            4,168            4,687            8,938
     Other time deposits                                      2,372            4,898            5,082           10,451
     Short-term borrowings                                    1,228            2,126            2,503            4,252
     Long-term debt                                             581              581            1,163            1,163
                                                           --------         --------         --------         --------
         Total interest expense                               7,669           13,142           15,570           27,929
                                                           --------         --------         --------         --------

Net interest income                                          11,702           10,376           22,764           20,225

Provision for loan losses                                     1,275            1,125            2,525            1,950

Other income:
     Service charges and fees                                 2,003            1,682            3,777            3,191
     Other noninterest income                                   247              186              475              267
     Gain on sales of loans receivable                          555              636            1,199            1,175
     Gain on sales of investment securities                       1              196                3              253
                                                           --------         --------         --------         --------
         Total other income                                   2,806            2,700            5,454            4,886

Other expenses:
     Salaries and employee benefits                           4,296            4,034            8,098            7,635
     Occupancy                                                1,733            1,591            3,450            3,210
     FDIC and other insurance                                    66               70              138              141
     Other real estate                                          (43)              (6)             (21)             (23)
     General and administrative                               2,094            2,083            4,292            4,056
                                                           --------         --------         --------         --------
         Total other expenses                                 8,146            7,772           15,957           15,019
                                                           --------         --------         --------         --------
Income before taxes                                           5,087            4,179            9,736            8,142
     Taxes on income                                          1,684            1,287            3,255            2,621
                                                           --------         --------         --------         --------
Net income                                                 $  3,403         $  2,892         $  6,481         $  5,521
                                                           ========         ========         ========         ========

Basic earnings per share                                   $   0.59         $   0.51         $   1.13         $   0.97
                                                           ========         ========         ========         ========
Diluted earnings per share                                 $   0.56         $   0.50         $   1.08         $   0.95
                                                           ========         ========         ========         ========
Cash dividends declared per share                          $   0.11         $   0.08         $   0.22         $   0.16
                                                           ========         ========         ========         ========


See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)



                                                                            FOR THE SIX MONTHS
                                                                               ENDED JUNE 30,
                                                                          2002                2001
                                                                       ---------            ---------

Operating activities:
     Net income                                                        $   6,481            $   5,521
     Adjustments to reconcile net income to net
         cash (used in) provided from operating activities:
            Provision for loan losses                                      2,525                1,950
            Depreciation and amortization expense                          1,252                1,219
            Amortization of premiums and accretion of
                discounts on securities, net                                   3                   (5)
            Amortization of intangibles                                       90                   80
            (Gain) Loss on sales/calls of securities                          (3)                (253)
            (Gain) Loss on sales of loans receivable                      (1,199)              (1,175)
            (Gain) Loss on sales of premises/equipment                        16                   (1)
            (Gain) Loss on other real estate owned, net                     (102)                 (26)
            Proceeds from sales of residential mortgage loans             46,344               53,829
            Residential mortgage loans originated for resale             (43,449)             (55,350)
     Changes in assets and liabilities:
         Accrued interest receivable                                         (82)                (336)
         Other assets                                                     (1,233)                 438
         Income taxes payable                                                324                 (119)
         Accrued interest payable                                           (398)              (2,356)
         Other liabilities                                                   212                1,095
                                                                       ---------            ---------
            Net cash (used in) provided from operating activities         10,781                4,511
                                                                       ---------            ---------
Investing activities:
     Proceeds from sales of available for sale securities                     10                2,025
     Proceeds from principal repayments, calls and maturities:
         Held to maturity securities                                      10,735                9,225
         Available for sale securities                                    28,723               42,302
     Proceeds from redemptions of Federal Home Loan Bank stock             1,434                  111
     Purchases of held to maturity securities                             (1,022)                  --
     Purchases of available for sale securities                          (24,396)             (52,620)
     Purchases of Federal Home Loan Bank Stock                                --                   --
     Purchases of Federal Reserve Bank and Federal Home Loan
         Bank stock                                                          (12)              (2,187)
     Loans originated and principal repayments, net                     (136,565)             (84,606)
     Proceeds from sales of guaranteed student loans                      55,919               48,794
     Purchases of premises and equipment                                  (1,090)                (633)
     Proceeds from sales of premises and equipment                            41                   22
     Proceeds from sales of other real estate owned                          922                  406
                                                                       ---------            ---------
            Net cash (used in) provided from investing activities        (65,301)             (37,161)
                                                                       ---------            ---------
Financing activities:
     Net increase (decrease) in deposits                                  94,441              (34,501)
     Net increase (decrease) in short-term borrowings                    (43,825)              68,795
     Net proceeds from issuance of common stock                            1,213                  155
     Purchases of treasury stock                                            (918)                  --
     Common stock dividends paid                                          (1,085)                (873)
                                                                       ---------            ---------
            Net cash (used in) provided from financing activities         49,826               33,576
                                                                       ---------            ---------
Net increase (decrease) in cash and cash equivalents                      (4,694)                 926
Cash and cash equivalents,
     Beginning of period                                                  32,406               30,851
                                                                       ---------            ---------
     End of period                                                     $  27,712            $  31,777
                                                                       =========            =========



See notes to consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)



                                                                                        ACCUMULATED                TOTAL
                                                                                           OTHER                   SHARE-
                                           COMMON STOCK        CAPITAL      RETAINED   COMPREHENSIVE   TREASURY    HOLDERS'
                                        SHARES      AMOUNT     SURPLUS      EARNINGS   INCOME (LOSS)    STOCK      EQUITY
                                      ------------------------------------------------------------------------------------
Balance, January 1, 2002              6,121,521   $   6,122   $  12,508    $  69,838    $   2,389     $  (5,732)   $  85,125

Cash dividends declared:
     Common, $0.22 per share                 --          --          --       (1,261)          --            --       (1,261)
Common stock issued:
     Employee Stock Option Plan              --          --        (429)          --           --         1,593        1,164
     Employee Stock Purchase Plan            --          --           5           --           --            13           18
     Dividend Reinvestment Plan              --          --           7           --           --            24           31
Other comprehensive income
     (loss), net of tax                      --          --          --           --          123            --          123
Treasury shares purchased                    --          --          --           --           --          (918)        (918)
Net income                                   --          --          --        6,481           --            --        6,481
                                      --------------------------------------------------------------------------------------

Balance, June 30, 2002                6,121,521   $   6,122   $  12,091    $  75,058    $   2,512     $  (5,020)   $  90,763
                                      ======================================================================================



See notes to unaudited consolidated financial statements.



SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)



                                                              FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                   ENDED JUNE,                      ENDED JUNE,
                                                              2002           2001            2002            2001
                                                            -------         -------         -------         -------

Net income                                                  $ 3,403         $ 2,892         $ 6,481         $ 5,521

Other comprehensive income (loss)
     Unrealized holding gain (loss) on available
         for sale securities                                  1,525             780             191           2,473
     Reclassification adjustment for (gains) losses
         arising during the period                               (1)           (196)             (3)           (253)
                                                            -------         -------         -------         -------

     Other comprehensive income (loss), before tax            1,524             584             188           2,220
     Tax (expense) benefit related to items
         of other comprehensive income (loss)                  (521)           (237)            (65)           (888)
                                                            -------         -------         -------         -------
     Other comprehensive income (loss), net of tax            1,003             347             123           1,332
                                                            -------         -------         -------         -------

Comprehensive income                                        $ 4,406         $ 3,239         $ 6,604         $ 6,853
                                                            =======         =======         =======         =======



See notes to unaudited consolidated financial statements.

                             SOUTHWEST BANCORP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, cash flows and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal, recurring adjustments. The results of operations for the three and six months ended June 30, 2002 and 2001 and the cash flows for the six months ended June 30, 2002 and 2001 should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.

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


NOTE 3:  RECENTLY ADOPTED ACCOUNTING STANDARD

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 required that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized. Southwest adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002 as required. Southwest has completed the first of the required impairment tests of goodwill and indefinite-lived intangible assets; the tests indicated no impairment existed on either goodwill or indefinite-lived intangible assets. Finite-lived intangible assets continue to be amortized as allowed and consisted of mortgage and other loan servicing rights with a carrying value of $664,000, none of which showed any impairment.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of; however, it retained the fundamental provisions of the Statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS No. 144 provided more guidance on estimating cash flows when performing a recoverability test, required that a long-lived asset to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and established more restrictive criteria to classify an asset as "held for sale." Southwest adopted SFAS No. 144 on January 1, 2002. Adoption of SFAS No. 144 did not have a material impact on Southwest's results of operations or financial position.

NOTE 4:  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is shown below for the indicated periods.




                                                                      FOR THE SIX              FOR THE
                                                                     MONTHS ENDED             YEAR ENDED
                                                                    JUNE 30, 2002          DECEMBER 31, 2001
                                                                    -------------          -----------------
                                                                            (Dollars in thousands)



Balance at beginning of period                                       $   11,492               $   12,125
Loans charged-off:
     Real estate mortgage                                                   410                      445
     Real estate construction                                                --                       99
     Commercial                                                           1,360                    4,364
     Installment and consumer                                               272                      621
                                                                     -----------               ---------
         Total charge-offs                                                2,042                    5,529
Recoveries:
     Real estate mortgage                                                    69                       54
     Real estate construction                                                --                       22
     Commercial                                                              42                      574
     Installment and consumer                                                65                      246
                                                                     -----------               ---------
         Total recoveries                                                   176                      896
                                                                     -----------               ---------
Net loans charged-off                                                     1,866                    4,633
Provision for loan losses                                                 2,525                    4,000
                                                                     -----------               ---------
Balance at end of period                                             $   12,151               $   11,492
                                                                     ===========               =========
Loans outstanding:
     Average                                                         $  970,120               $  938,278
     End of period                                                    1,007,745                  931,046
Net charge-offs to total average loans (annualized)                        0.39%                    0.49%
Allowance for loan losses to total loans                                   1.21%                    1.23%




Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.




                                                             AT                     AT
                                                        JUNE 30, 2002        DECEMBER 31, 2001
                                                        -------------        -----------------
                                                                (Dollars in thousands)

Nonaccrual loans (1)                                      $7,206                  $7,291
Past due 90 days or more (2)                               1,320                   1,935
                                                     -----------               ---------
     Total nonperforming loans                             8,526                   9,226
Other real estate owned                                      205                     640
                                                     -----------               ---------


     Total nonperforming assets                           $8,731                  $9,866
                                                     ===========               =========

Nonperforming loans to loans receivable                     0.85%                   0.99%
Allowance for loan losses to nonperforming loans          142.52%                 124.56%
Nonperforming assets to loans receivable and
     other real estate owned                                0.87%                   1.06%



(1) The government-guaranteed portion of loans included in these totals was $1.5 million (2002) and $208 (2001).
(2) The government-guaranteed portion of loans included in these totals was $13 (2002) and $232 (2001).

Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest deems appropriate. The allowance is based on careful, continuous review and evaluation of the credit portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. Southwest's systematic methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and an unallocated reserve. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases. Loss factors generally are based on Southwest's historical loss experience in the various portfolio categories over the prior six quarters or four quarters, but may be adjusted for categories where six and four quarter loss experience is historically unusual. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses. Formula allowances also are established for credits that do not have specific allowances according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. The allowance for loan losses related to loans that are identified for evaluation of impairment is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The unallocated allowance is based upon management's evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. These factors may include general economic and business conditions affecting lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal credit examiners, and management's judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. During the first six months of 2002, there were no changes in estimation methods or assumptions that affected Southwest's methodology for assessing the appropriateness of the allowance.

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


NOTE 5:  LOANS RECEIVABLE

Southwest extends commercial and consumer credit primarily to customers in the State of Oklahoma, but its commercial lending operations are concentrated in the Stillwater, Tulsa, and Oklahoma City areas of the state. As a result, the collectibility of Southwest's loan portfolio can be affected by changes in the general economic conditions in the state and in those metropolitan areas. At June 30, 2002 and December 31, 2001, substantially all of Southwest's loans are collateralized with real estate, inventory, accounts receivable and/or other assets, or are guaranteed by agencies of the United States Government.

At June 30, 2002, loans to individuals and businesses in the healthcare industry totaled approximately $171.7 million, or 17% of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% or more of total loans.

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $7.2 million at June 30, 2002. During the first six months of 2002, $110,000 in interest income was received on nonaccruing loans. If interest on those loans had been accrued, additional total interest income of $405,000 would have been recorded.

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


NOTE 7:  EARNINGS PER SHARE

Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury stock method. At June 30, 2002, there were no antidilutive options to purchase common shares. At June 30, 2001, there were 180,000 antidilutive options to purchase shares.

The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:




                                                        FOR THE THREE MONTHS                    FOR THE SIX MONTHS
                                                           ENDED JUNE 30,                         ENDED JUNE 30,
                                                         2002               2001               2002                2001
                                                       ---------          ---------          ---------           ---------
Weighted average shares outstanding:
     Basic earnings per share                          5,732,589          5,698,049          5,717,591           5,694,174
Effect of dilutive securities:
     Stock options                                       297,363            137,687            267,930             132,069
                                                       ---------          ---------          ---------           ---------
Weighted average shares outstanding:
     Diluted earnings per share                        6,029,952          5,835,736          5,985,521           5,826,243
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

In March 2002, Southwest authorized the repurchase of up to an additional 5% of its current outstanding common stock. Share repurchases under the current program are expected to be made primarily on the open market, from time to time, until March 31, 2003, or earlier termination of the repurchase program by the Board. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting and other factors. As of June 30, 2002, no share repurchases had been made under this program.

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

SOUTHWEST BANCORP, INC.
AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)


                                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                                       2002                          2001
                                                            ----------------------------------------------------------
                                                               AVERAGE        AVERAGE        AVERAGE          AVERAGE
                                                               BALANCE        YIELD/RATE     BALANCE        YIELD/RATE
                                                            ----------------------------------------------------------

ASSETS:
     Loans receivable                                       $    970,120          6.74%    $   937,098          8.87%
     Investment securities                                       217,318          5.47         234,090          5.98
     Other interest-earning assets                                 1,254          1.77             724          5.01
                                                            ------------                   -----------
         Total interest-earning assets                         1,188,692          6.50       1,171,912          8.29
     Noninterest-earning assets                                   52,365                        51,966
                                                            ------------                   -----------
         Total assets                                       $  1,241,057                   $ 1,223,878
                                                            ============                   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
     Interest-bearing demand                                $     51,247          0.67%    $    48,264          2.12%
     Money market accounts                                       185,085          2.12         122,054          4.24
     Savings accounts                                              5,593          0.50           5,292          1.98
     Time deposits                                               584,895          3.37         643,881          6.07
                                                            ------------                   -----------
         Total interest-bearing deposits                         826,820          2.90         819,491          5.54
     Short-term borrowings                                       175,903          2.87         181,278          4.73
     Long-term debt                                               25,013          9.30          25,013          9.30
                                                            ------------                   -----------
         Total interest-bearing liabilities                    1,027,736          3.06       1,025,782          5.49
     Noninterest-bearing demand                                  113,510                       106,486
     Other noninterest-bearing liabilities                        13,142                        15,836
     Shareholders' equity                                         86,669                        75,774
                                                            ------------                   -----------
         Total liabilities and shareholders' equity         $  1,241,057                   $ 1,223,878
                                                            ============                   ===========

     Interest rate spread                                                         3.44%                         2.80%
                                                                                  ====                          ====
     Net interest margin (1)                                                      3.86%                         3.48%
                                                                                  ====                          ====
     Ratio of average interest-earning assets
         to average interest-bearing liabilities                  115.66%                       114.25%
                                                            ============                   ===========



(1)  Net interest margin = net interest income / total interest-earning assets

                             SOUTHWEST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements. This Management's Discussion and Analysis of financial condition and results of operations and other portions of this report include forward-looking statements such as: statements of Southwest's goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of loan quality, and probable loan losses; assessments of the effects on Southwest's performance of possible Federal Reserve actions to change interest rates; and statements of Southwest's ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates and other economic conditions; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest's past growth and performance do not necessarily indicate its future results.

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

Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders, and has capitalized on its position as an Oklahoma owned and operated banking organization to increase its banking business. Southwest has grown from $434 million in assets since becoming a public company at year-end 1993, to $1.27 billion at June 30, 2002, without acquiring other financial institutions. Southwest considers acquisitions of other financial institutions and other companies, however, from time to time, although it does not have any specific agreements or understandings for any such acquisition at present. Southwest also considers, from time to time, the establishment of new lending, banking and other offices in additional geographic markets, and recently established lending offices in the Wichita, Kansas and Dallas, Texas metropolitan areas. Southwest also extends loans to borrowers in Oklahoma and neighboring states through participations with correspondent banks.

FINANCIAL CONDITION

TOTAL ASSETS

Southwest's total assets were $1.27 billion at June 30, 2002 and $1.22 billion at December 31, 2001.

LOANS

Total loans, including loans held for sale, were $1.01 billion at June 30, 2002, an 8% increase ($76.7 million) from December 31, 2001 as a result of growth in business lending. Southwest experienced increases in the categories of commercial real estate mortgages ($60.7 million, or 20%), real estate construction loans ($17.5 million, or 19%) and commercial and industrial loans ($5.4 million, or 2%). These increases in business loans were offset by reductions in residential mortgage loans ($5.0 million, or 5%), other consumer loans ($1.0 million, or 4%) and government-guaranteed student loans ($919,000, or 1%). Loans held for sale, consisting of certain residential mortgages and business loans, decreased $4.2 million, or 33%, while portfolio loans increased $80.9 million, or 9%.

Management determines the appropriate level of the allowance for loan losses using a systematic methodology. See Note 4, Allowance for Loan Losses, in the Notes to Unaudited Consolidated Financial Statements. The allowance for loan losses increased by $659,000, or 6%, from December 31, 2001 to June 30, 2002. At June 30, 2002, the allowance for loan losses was $12.2 million, or 1.21% of total loans and 142.52% of nonperforming loans, compared to $11.5 million, or 1.23% of total loans and 124.56% of nonperforming loans, at December 31, 2001. (See "Results of Operations-Provision for Loan Losses.")

DEPOSITS AND SHORT-TERM BORROWINGS

Southwest's deposits were $999.2 million at June 30, 2002, an increase of $94.4 million, or 10%, from $904.8 million at December 31, 2001. Increases occurred in all categories of deposits; money market accounts increased $53.9 million, or 34%, time deposits increased $33.5 million, or 6%, interest-bearing demand accounts increased $5.4 million, or 11%, and savings accounts increased $122,000, or 2%. A $43.8 million, or 22%, decrease in short-term borrowings during the first six months of 2002 partially offset the same period increase in deposit funding.

SHAREHOLDERS' EQUITY

Shareholders' equity increased by $5.6 million, or 7%, due primarily to earnings for the first six months of 2002, stock option exercises and an increase in accumulated other comprehensive income (net, after tax, unrealized gains on investment securities available for sale), offset in part by common stock dividends and treasury share purchases. At June 30, 2002, Southwest and Stillwater National continued to exceed all applicable regulatory capital requirements.


RESULTS OF OPERATIONS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 and 2001

NET INCOME

For the first six months of 2002, Southwest recorded net income of $6.5 million. This was $960,000, or 17%, more than the $5.5 million in net income recorded for the first six months of 2001. Average shares outstanding were 5,717,591 for the first six months of 2002 and 5,694,174 for the first six months of 2001. Basic and diluted earnings per share increased to $1.13 and $1.08 per share for the first six months of 2002 from $0.97 and $0.95 per share for the same period in 2001, respectively.

Net interest income increased $2.5 million, or 13%, for the first six months of 2002 compared to the same period in 2001. This increase in net interest income as well as a $568,000, or 12%, increase in other income was partially offset by a $938,000, or 6%, increase in other expense, a $575,000, or 29%, increase in the provision for loan losses and a $634,000, or 24%, increase in taxes on income. For the first six months of 2002, the return on average total equity was 15.08% compared to a 14.69% return on average total equity for the first six months of 2001.

NET INTEREST INCOME

Net interest income increased to $22.8 million for the first six months of 2002 from $20.2 million for the same period in 2001 as the $9.8 million, or 20%, decline in interest income was more than offset by a $12.4 million, or 44%, reduction in interest expense. Yields on Southwest's interest-earning assets declined by 179 basis points, and the rates paid on Southwest's interest-bearing liabilities declined by 243 basis points, resulting in an increase in the interest rate spread to 3.44% for the first six months of 2002 from 2.80% for the first six months of 2001. Net interest margin also increased from 3.48% to 3.86%. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 115.66% for the first six months of 2002 from 114.25% for the first six months of 2001, primarily due to increases in average loans outstanding, noninterest-bearing demand deposits, shareholders' equity and other sources of noninterest-bearing funds.

Total interest income for the first six months of 2002 was $38.3 million, a 20% decline from $48.2 million during the same period in 2001. The principal factor in the decline of interest income was the 179 basis point reduction in the yield earned on interest-earning assets, which was partially offset by the $16.8 million increase in average interest-earning assets. Southwest's average loans increased $33.0 million, or 4%, and the related yield was reduced to 6.74% for the first six months of 2002 from 8.87% in 2001. During the same period, average investment securities declined $16.8 million, or 7%, and the related yield was reduced to 5.47% from 5.98%.

Total interest expense for the first six months of 2002 was $15.6 million, a decline of 44% from $27.9 million for the same period in 2001. The decline in total interest expense can be attributed to the 243 basis point reduction in the rates paid on interest-bearing liabilities. Rates paid on deposits decreased for all categories.

The Federal Reserve's numerous actions to decrease interest rates during 2001 negatively affected the net interest margins of many banks, as interest rates on earning assets declined more rapidly than rates paid on interest-bearing liabilities. The Federal Reserve has not changed the benchmark federal funds rate since December 12, 2001, however, rates on assets and liabilities have continued to decline slightly during 2002. The current, more stable, rate environment has created improved bank net interest margins.

OTHER INCOME

Other income increased by $568,000, or 12%, for the first six months of 2002 compared to the same period of 2001 primarily as a result of a $586,000, or 18%, increase in service charges, a $208,000, or 78%, increase in other noninterest income and a $24,000, or 2%, increase in gains on sales of loans. These increases were partially offset by a reduction in gains on sales of available for sale investment securities of $250,000, or 99%. The increase in service charges was primarily due to additional deposit accounts as reflected by the significant increases in noninterest-bearing demand, interest-bearing demand and money market account balances at June 30, 2002 as compared to December 31, 2001.

OTHER EXPENSES

Southwest's other expenses increased $938,000, or 6%, for the first six months of 2002 compared to the same period in 2001. This increase was primarily the result of a $463,000, or 6%, increase in salaries and employee benefits, a $240,000, or 7%, increase in occupancy expense and a $236,000, or 6%, increase in general and administrative expense.


FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2002 and 2001

NET INCOME

For the second quarter of 2002, Southwest recorded net income of $3.4 million. This was $511,000, or 18%, more than the $2.9 million in net income recorded for the second quarter of 2001. Average shares outstanding were

5,732,589 for the second quarter of 2002 and 5,698,049 for the same period in 2001. Basic and diluted earnings per share increased to $0.59 and $0.56 per share for the second quarter of 2002 from $0.51 and $0.50 per share for the same period in 2001, respectively.

Net interest income increased $1.3 million, or 13%, for the second quarter of 2002 compared to the same period in 2001. This increase in net interest income as well as a $106,000, or 4%, increase in other income was offset by a $374,000, or 5%, increase in other expense, a $150,000, or 13%, increase in the provision for loan losses and a $397,000, or 31%, increase in taxes on income. For the second quarter of 2002, the return on average total equity was 15.62% compared to a 15.01% return on average total equity for the second quarter of 2001.

NET INTEREST INCOME

Net interest income increased to $11.7 million for the second quarter of 2002 from $10.4 million for the same period in 2001 as the $4.1 million, or 18%, decline in interest income was more than offset by a $5.5 million, or 42%, reduction in interest expense. Yields on Southwest's interest-earning assets declined by 155 basis points, and the rates paid on Southwest's interest-bearing liabilities declined by 217 basis points, resulting in an increase in the interest rate spread to 3.50% for the second quarter of 2002 from 2.88% for the second quarter of 2001. Net interest margin also increased from 3.53% to 3.90%. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 115.69% for the second quarter of 2002 from 114.57% for the second quarter of 2001.

Total interest income for the second quarter of 2002 was $19.4 million, an 18% decline from $23.5 million during the same period in 2001. The principal factor in the decline of interest income was the 155 basis point reduction in the yield earned on interest-earning assets, which was partially offset by the $25.2 million increase in average interest-earning assets. Southwest's average loans increased $45.6 million, or 5%, and the related yield was reduced to 6.68% for the second quarter of 2002 from 8.55% in 2001. During the same period, average investment securities declined $20.5 million, or 9%, and the related yield was reduced to 5.44% from 5.85%.

Total interest expense for the second quarter of 2002 was $7.7 million, a decline of 42% from $13.1 million for the same period in 2001. The decline in total interest expense can be attributed to the 217 basis point reduction in the rates paid on interest-bearing liabilities. Rates paid on deposits decreased for all categories.

OTHER INCOME

Other income increased by $106,000, or 4%, for the second quarter of 2002 compared to the same period of 2001 primarily as a result of a $321,000, or 19%, increase in service charges and a $61,000, or 33%, increase in other noninterest income. These increases in other income were partially offset by a $195,000, or 99%, decrease in gains on sales of available for sale investment securities and an $81,000, or 13%, decrease in gains on sales of loans.

OTHER EXPENSES

Southwest's other expenses increased $374,000, or 5%, for the second quarter of 2002 compared to the same period in 2001. This increase was primarily the result of a $262,000, or 6%, increase in salaries and employee benefits, and a $142,000, or 9%, increase in occupancy expense.


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

The allowance for loan losses of $12.2 million increased $659,000, or 6%, from year-end 2001, while total nonperforming loans decreased by $700,000, or 8%. The decrease in nonperforming loans was primarily the result of net charge-offs, offset by the classification of watch list credits as nonperforming, the resolution of other nonperforming loans and other, typical, activity in the portfolio. Total nonperforming assets of $8.7 million (which includes other real estate owned) decreased by $1.1 million, or 12%, and equaled 0.87% of total loans and other real estate, compared to 1.06% at December 31, 2001.

As shown in Note 4, total nonperforming loans at June 30, 2002 represented 0.85% of total loans, compared to $9.2 million, or 0.99% of total loans, at December 31, 2001.

TAXES ON INCOME

Southwest's income tax expense was $3.3 million and $2.6 million for the first six months of 2002 and 2001 and $1.7 million and $1.3 million for the second quarters of 2002 and 2001, respectively. Southwest's effective tax rates have been lower than federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans and the organization in July 2001 of a real estate investment trust.


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

Southwest has available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank ("FRB"), the Student Loan Marketing Association ("SLMA"), the F&M Bank of Tulsa ("F&M"), and the Federal Home Loan Bank of Topeka ("FHLB"). Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $2.7 million at June 30, 2002. Stillwater National has approved federal funds purchase lines totaling $20.0 million with three other banks; no amounts were outstanding on these lines at June 30, 2002. In addition, Stillwater National has available a $35.0 million line of credit from the SLMA and a $253.4 million line of credit from the FHLB. Borrowings under the SLMA line would be secured by student loans. Borrowings under the FHLB line would be secured by all unpledged securities and other loans. The SLMA line expires April 20, 2007; no amount was outstanding on this line at June 30, 2002. The FHLB line of credit had an outstanding balance of $110.7 million at June 30, 2002. Stillwater National also has available unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Morgan Stanley Dean Witter, Salomon Smith Barney, Prudential Securities, Inc., PaineWebber, Inc., RBC Dain Rauscher, Inc. and CountryWide Securities that total $675.0 million. At June 30, 2002, $172.4 million in these retail certificates of deposit were included in total deposits.

Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of direct obligations of U.S. Government Agency issues, which are designated as pledged with Stillwater National's safekeeping agent. These transactions are for one-to-four day periods.

During the first six months of 2002, the only categories of short-term borrowings whose averages exceeded 30% of ending shareholders' equity were repurchase agreements and funds borrowed from the FHLB.



                                                          JUNE 30, 2002                       JUNE 30, 2001
                                                   -----------------------------       -----------------------------
                                                                       FUNDS                              FUNDS
                                                   REPURCHASE         BORROWED         REPURCHASE        BORROWED
                                                   AGREEMENTS      FROM THE FHLB       AGREEMENTS      FROM THE FHLB
                                                   -----------------------------       -----------------------------
                                                                  (DOLLARS IN THOUSANDS)


Amount outstanding at end of period                 $ 38,070          $110,745          $ 48,003          $168,590
Weighted average rate paid at end of period             1.21%             3.70%             3.83%             4.34%
Average Balance:
     For the three months ended                     $ 47,847          $119,434          $ 58,140          $141,814
     For the six months ended                       $ 49,819          $124,610          $ 54,687          $124,940
Average Rate Paid:
     For the three months ended                         1.21%             3.62%             3.83%             4.39%
     For the six months ended                           1.21%             3.55%             4.43%             4.85%
Maximum amount outstanding at any month end         $ 57,994          $141,500          $ 58,274          $168,590





During the first six months of 2002, cash and cash equivalents declined by $4.7 million. This reduction was the net result of cash used in net loan origination and other investing activities of $65.3 million offset in part by cash provided from financing activities of $49.8 million (primarily from an increase in deposits) and by cash provided from operating activities of $10.8 million.

During the first six months of 2001, cash and cash equivalents increased by $926,000. This increase was the net result of cash used in net loan origination and other investing activities of $37.2 million offset in part by cash provided from financing activities of $33.6 million (primarily from an increase in short-term borrowings) and cash provided from operating activities of $4.5 million.


CAPITAL RESOURCES

In the first six months of 2002, total shareholders' equity increased $5.6 million, or 7%. Earnings, net of cash dividends declared on common stock, contributed $5.2 million to shareholders' equity during this six-month period. The sale or issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan and the employee stock option plan contributed an additional $1.2 million to shareholders' equity in the first six months of 2002. These increases were offset in part by purchases of treasury shares totaling $918,000. Accumulated comprehensive income, consisting of net unrealized gains (losses) on investment securities available for sale (net of tax) increased to $2.5 million at June 30, 2002 compared to $2.4 million at December 31, 2001.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. At June 30, 2002, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 11.94%, a Tier I risk-based capital ratio of 10.78%, and a leverage ratio of 9.00%. As of June 30, 2002, Stillwater National also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Stillwater National by Federal bank regulators.

Southwest declared a dividend of $0.11 per common share payable on July 1, 2002 to shareholders of record as of June 18, 2002.

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


Item 1.           Legal proceedings
                  None

Item 2.           Changes in securities
                  None

Item 3.           Defaults upon senior securities
                  None

Item 4.           Submission of matters to a vote of security holders

                  At Southwest's annual shareholders' meeting, held on April 25, 2002, the shareholders of Southwest elected five Directors with terms expiring at the 2004 annual shareholders' meeting. The Directors elected and the shareholder vote in the election of each Director was as follows:

                                              For                   Withheld
                                              ---                   --------
                  J. Berry Harrison           5,225,150             22,316
                  Erd M. Johnson              5,224,775             22,691
                  Betty B. Kerns              5,166,939             80,527
                  Russell W. Teubner          5,225,150             22,316

                  Other Directors continuing in office following the annual shareholders' meeting were James E. Berry II, Thomas D. Berry, Joe Berry Cannon, Rick Green, David P. Lambert, Linford R. Pitts, Robert B. Rodgers, and Stanley R. White.

Item 5.           Other information
                  None

Item 6.           Exhibits and reports on Form 8-K
                  (a) Exhibits.
                      Exhibit 99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
                      Exhibit 99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

                 (b) Reports on Form 8-K.
                     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTHWEST BANCORP, INC.
(Registrant)




By: /s/ Rick Green                                        August 12, 2002
   ----------------------------------------------         ----------------------
    Rick Green                                            Date
    President and Chief Executive Officer
    (Principal Executive Officer)




By: /s/ Kerby E. Crowell                                  August 12, 2002
   ----------------------------------------------         ----------------------
    Kerby E. Crowell                                      Date
    Executive Vice President, Chief Financial
    Officer and Assistant Secretary
    (Principal Financial and Accounting Officer)