Form 10-Q
period 2002-09-30
SOUTHWEST BANCORP INC
filed 2002-11-12
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2002.

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

                                    5,763,452
                                    ---------


                                     1 of 24

                             SOUTHWEST BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                                                  Page No.
PART I.  FINANCIAL INFORMATION

         ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  Unaudited Consolidated Statements of Financial Condition at
                   September 30, 2002 and December 31, 2001                                          3

                  Unaudited Consolidated Statements of Operations for the
                    three and nine months ended September 30, 2002 and 2001                          4

                  Unaudited Consolidated Statements of Cash Flows for the
                    nine months ended September 30, 2002 and 2001                                    5

                  Unaudited Consolidated Statements of Shareholders' Equity for the
                    nine months ended September 30, 2002                                             6

                  Unaudited Consolidated Statements of Comprehensive Income for the
                    three and nine months ended September 30, 2002 and 2001                          6

                  Notes to Unaudited Consolidated Financial Statements                               7

                  Average Balances, Yields and Rates                                                11


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                              12


         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK                                                                      18

         ITEM 4.  CONTROLS AND PROCEDURES                                                           18


PART II.  OTHER INFORMATION                                                                         19


SIGNATURES                                                                                          20


CERTIFICATIONS                                                                                      21

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                          2002             2001
                                                                                     -------------      ------------
ASSETS:
Cash and cash equivalents                                                             $    36,748       $    32,406
Investment securities:
          Held to maturity, fair value $35,373 (2002) and $51,030 (2001)                   34,400            49,893
          Available for sale, amortized cost $145,342 (2002) and $163,924 (2001)          148,857           167,545
          Federal Reserve Bank and Federal Home Loan Bank Stock, at cost                    7,541             9,908
Loans held for sale                                                                         7,360            12,740
Loans receivable, net of allowance for loan losses
          of $12,056 (2002) and $11,492 (2001)                                          1,026,427           906,814
Accrued interest receivable                                                                 9,672            10,157
Premises and equipment, net                                                                20,241            20,418
Other assets                                                                                7,293             6,614
                                                                                      -----------       -----------
                          Total assets                                                $ 1,298,539       $ 1,216,495
                                                                                      ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
          Noninterest-bearing demand                                                  $   135,240       $   127,196
          Interest-bearing demand                                                          52,258            49,051
          Money market accounts                                                           231,709           157,266
          Savings accounts                                                                  6,019             5,372
          Time deposits of $100,000 or more                                               323,364           260,071
          Other time deposits                                                             281,765           305,840
                                                                                      -----------       -----------
                  Total deposits                                                        1,030,355           904,796
Accrued interest payable                                                                    3,710             3,470
Other liabilities                                                                           3,068             2,724
Short-term borrowings                                                                     142,853           195,367
Long-term debt:
          Guaranteed preferred beneficial interests in the Company's
                  subordinated debentures                                                  25,013            25,013
                                                                                      -----------       -----------
                          Total liabilities                                             1,204,999         1,131,370
Shareholders' equity:
          Common  stock - $1 par value; 20,000,000 shares authorized; 6,121,521
                  shares issued and outstanding                                             6,122             6,122
          Capital surplus                                                                  12,081            12,508
          Retained earnings                                                                77,871            69,838
          Accumulated other comprehensive income (loss)                                     2,319             2,389
          Treasury stock, at cost; 345,941 (2002) and 420,764 (2001) shares                (4,853)           (5,732)
                                                                                      -----------       -----------
                          Total shareholders' equity                                       93,540            85,125
                                                                                      -----------       -----------
                          Total liabilities & shareholders' equity                    $ 1,298,539       $ 1,216,495
                                                                                      ===========       ===========

            See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except earnings per share data)

                                                     FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                      2002          2001          2002           2001
                                                    --------      --------      --------       --------
Interest income:
     Interest and fees on loans                     $ 16,310      $ 18,991      $ 48,733       $ 60,187
     Investment securities:
        U.S. Government and agency obligations         1,578         1,546         4,707          4,762
        Mortgage-backed securities                       763         1,196         2,521          3,691
        State and political subdivisions                 317           394         1,048          1,246
        Other securities                                 141           224           423            601
     Other interest-earning assets                        29            17            40             35
                                                    --------      --------      --------       --------
        Total interest income                         19,138        22,368        57,472         70,522

Interest expense:
     Interest-bearing demand                             116           208           287            716
     Money market accounts                             1,157         1,009         3,107          3,574
     Savings accounts                                      6            18            20             70
     Time deposits of $100,000 or more                 2,386         3,682         7,073         12,620
     Other time deposits                               2,297         4,194         7,379         14,645
     Short-term borrowings                             1,133         2,135         3,636          6,387
     Long-term debt                                      582           582         1,745          1,745
                                                    --------      --------      --------       --------
        Total interest expense                         7,677        11,828        23,247         39,757
                                                    --------      --------      --------       --------

Net interest income                                   11,461        10,540        34,225         30,765

Provision for loan losses                              1,570           900         4,095          2,850

Other income:
     Service charges and fees                          2,104         1,734         5,881          4,925
     Other noninterest income                            249           202           724            469
     Gain on sales of loans receivable                   927           933         2,126          2,108
     Gain on sales of investment securities
                                                         228            88           231            341
                                                    --------      --------      --------       --------
        Total other income                             3,508         2,957         8,962          7,843

Other expenses:
     Salaries and employee benefits                    4,493         4,040        12,591         11,675
     Occupancy                                         1,779         1,663         5,229          4,873
     FDIC and other insurance                             74            71           212            212
     Other real estate                                     2            37           (19)            14
     General and administrative                        2,041         2,196         6,333          6,252
                                                    --------      --------      --------       --------
        Total other expenses                           8,389         8,007        24,346         23,026
                                                    --------      --------      --------       --------
Income before taxes                                    5,010         4,590        14,746         12,732
     Taxes on income                                   1,561         1,357         4,816          3,978
                                                    --------      --------      --------       --------
Net income                                          $  3,449      $  3,233      $  9,930       $  8,754
                                                    ========      ========      ========       ========

Basic earnings per share                            $   0.60      $   0.57      $   1.73       $   1.54
                                                    ========      ========      ========       ========
Diluted earnings per share                          $   0.57      $   0.54      $   1.65       $   1.49
                                                    ========      ========      ========       ========
Cash dividends declared per share                   $   0.11      $   0.08      $   0.33       $   0.24
                                                    ========      ========      ========       ========

See notes to unaudited consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                         FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                         2002            2001
                                                                      ---------       ---------
Operating activities:
     Net income                                                       $   9,930       $   8,754
     Adjustments to reconcile net income to net
        cash (used in) provided from operating activities:
           Provision for loan losses                                      4,095           2,850
           Depreciation and amortization expense                          1,873           1,809
           Amortization of premiums and accretion of
              discounts on securities, net                                  (96)             13
           Amortization of intangibles                                      139             131
           (Gain) Loss on sales/calls of securities                        (231)           (341)
           (Gain) Loss on sales of loans receivable                      (2,126)         (2,108)
           (Gain) Loss on sales of premises/equipment                        16              87
           (Gain) Loss on other real estate owned                          (102)            (47)
           Proceeds from sales of residential mortgage loans             85,580          82,896
           Residential mortgage loans originated for resale             (76,688)        (79,135)
     Changes in assets and liabilities:
        Accrued interest receivable                                         485           1,360
        Other assets                                                       (664)            435
        Income taxes payable                                               (176)           (365)
        Accrued interest payable                                            240          (3,511)
        Other liabilities                                                   340           1,986
                                                                      ---------       ---------
           Net cash (used in) provided from operating activities         22,615          14,814
                                                                      ---------       ---------
Investing activities:
     Proceeds from sales of available for sale securities                13,509           4,380
     Proceeds from principal repayments, calls and maturities:
        Held to maturity securities                                      15,228          12,825
        Available for sale securities                                    43,588          56,246
     Purchases of held to maturity securities                            (1,022)             --
     Purchases of available for sale securities                         (36,902)        (75,396)
     Proceeds from redemptions of Federal Home Loan Bank stock            2,379             111
     Purchases of Federal Reserve Bank and Federal Home Loan
        Bank stock                                                          (12)         (2,187)
     Loans originated and principal repayments, net                    (207,018)        (86,716)
     Proceeds from sales of guaranteed student loans                     80,987          61,528
     Purchases of premises and equipment                                 (1,753)         (1,958)
     Proceeds from sales of premises and equipment                           41              43
     Proceeds from sales of other real estate owned                         922             833
                                                                      ---------       ---------
           Net cash (used in) provided from investing activities        (90,053)        (30,291)
                                                                      ---------       ---------
Financing activities:
     Net increase (decrease) in deposits                                125,559         (15,997)
     Net increase (decrease) in short-term borrowings                   (52,514)         31,458
     Net proceeds from issuance of common stock                           1,370             352
     Purchases of treasury stock                                           (918)           (647)
     Common stock dividends paid                                         (1,717)         (1,329)
                                                                      ---------       ---------
           Net cash (used in) provided from financing activities         71,780          13,837
                                                                      ---------       ---------
Net increase (decrease) in cash and cash equivalents                      4,342          (1,640)
Cash and cash equivalents,
     Beginning of period                                                 32,406          30,851
                                                                      ---------       ---------
     End of period                                                    $  36,748       $  29,211
                                                                      =========       =========

See notes to consolidated financial statements.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)

                                                                                      ACCUMULATED                TOTAL
                                                                                        OTHER                    SHARE-
                                               COMMON STOCK     CAPITAL   RETAINED   COMPREHENSIVE   TREASURY   HOLDERS'
                                             SHARES    AMOUNT   SURPLUS   EARNINGS   INCOME (LOSS)    STOCK      EQUITY
                                            ---------  ------   -------   --------   ------------- -----------  -------
Balance, January 1, 2002                    6,121,521  $6,122   $12,508    $69,838       $2,389      $(5,732)   $85,125

Cash dividends declared:
               Common, $0.33 per share             --      --        --     (1,897)          --           --     (1,897)
Common stock issued:
               Employee Stock Option Plan          --      --      (453)        --           --        1,744      1,291
               Employee Stock Purchase Plan        --      --        11         --           --           18         29
               Dividend Reinvestment Plan          --      --        15         --           --           35         50
Other comprehensive income
               (loss), net of tax                  --      --        --         --          (70)          --        (70)
Treasury shares purchased                          --      --        --         --           --         (918)      (918)
Net income                                         --      --        --      9,930           --           --      9,930
                                            ---------  ------   -------    -------       ------      -------    --------
Balance, September 30, 2002                 6,121,521  $6,122   $12,081    $77,871       $2,319      $(4,853)   $93,540
                                            =========  ======   =======    =======       ======      =======    =======

See notes to unaudited consolidated financial statements.


SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

                                                           FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER,             ENDED SEPTEMBER,
                                                           2002           2001           2002           2001
                                                         --------       --------       --------       --------
Net income                                               $  3,449       $  3,233       $  9,930       $  8,754

Other comprehensive income (loss)
     Unrealized holding gain (loss) on available
        for sale securities                                   (66)         2,259            125          4,732
     Reclassification adjustment for (gains) losses
        arising during the period                            (228)           (88)          (231)          (341)
                                                         --------       --------       --------       --------
     Other comprehensive income (loss), before tax           (294)         2,171           (106)         4,391
     Tax (expense) benefit related to items
        of other comprehensive income (loss)                  101           (568)            36         (1,456)
                                                         --------       --------       --------       --------
     Other comprehensive income (loss), net of tax           (193)         1,603            (70)         2,935
                                                         --------       --------       --------       --------

Comprehensive income                                     $  3,256       $  4,836       $  9,860       $ 11,689
                                                         ========       ========       ========       ========

See notes to unaudited consolidated financial statements.

                             SOUTHWEST BANCORP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, cash flows and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal, recurring adjustments. The results of operations for the three and nine months ended September 30, 2002 and 2001 and the cash flows for the nine months ended September 30, 2002 and 2001 should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.

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

NOTE 3: RECENTLY ADOPTED ACCOUNTING STANDARD

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 required that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized. Southwest adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002 as required. Southwest has completed the first of the required impairment tests of goodwill and indefinite-lived intangible assets; the tests indicated no impairment existed on either goodwill or indefinite-lived intangible assets. Finite-lived intangible assets continue to be amortized as allowed and consisted of mortgage and other loan servicing rights with a total carrying value of $897,000; no impairment was indicated.

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

                                                              FOR THE NINE             FOR THE
                                                              MONTHS ENDED            YEAR ENDED
                                                           SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                                           ------------------     -----------------
                                                                    (Dollars in thousands)
Balance at beginning of period                                 $   11,492             $   12,125
Loans charged-off:
      Real estate mortgage                                            707                    445
      Real estate construction                                         --                     99
      Commercial                                                    2,732                  4,364
      Installment and consumer                                        343                    621
                                                               ----------             ----------
         Total charge-offs                                          3,782                  5,529
Recoveries:
      Real estate mortgage                                             83                     54
      Real estate construction                                         --                     22
      Commercial                                                       72                    574
      Installment and consumer                                         96                    246
                                                               ----------             ----------
         Total recoveries                                             251                    896
                                                               ----------             ----------
Net loans charged-off                                               3,531                  4,633
Provision for loan losses                                           4,095                  4,000
                                                               ----------             ----------
Balance at end of period                                       $   12,056             $   11,492
                                                               ==========             ==========
Loans outstanding:
      Average                                                  $  989,625             $  938,278
      End of period                                             1,045,843                931,046
Net charge-offs to total average loans (annualized)                  0.48%                  0.49%
Allowance for loan losses to total loans                             1.15%                  1.23%

Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.

                                                              AT                 AT
                                                      SEPTEMBER 30, 2002  DECEMBER 31, 2001
                                                      ------------------  -----------------
                                                             (Dollars in thousands)
Nonaccrual loans (1)                                        $6,642             $7,291
Past due 90 days or more (2)                                 2,451              1,935
                                                            ------             ------
      Total nonperforming loans                              9,093              9,226
Other real estate owned                                        757                640
                                                            ------             ------
      Total nonperforming assets                            $9,850             $9,866
                                                            ======             ======

Nonperforming loans to loans receivable                       0.87%              0.99%
Allowance for loan losses to nonperforming loans            132.59%            124.56%
Nonperforming assets to loans receivable and
      other real estate owned                                 0.94%              1.06%

(1) The government-guaranteed portion of loans included in these totals was $970
    (2002) and $208 (2001).

(2) The government-guaranteed portion of loans included in these totals was $119
    (2002) and $232 (2001).

Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest deems appropriate. The allowance is based on careful, continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. Southwest's systematic methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and an unallocated reserve. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases. Loss factors generally are based on Southwest's historical loss experience in the various portfolio categories over the prior six quarters or four quarters, but may be adjusted for categories where six and four quarter loss experience is historically unusual. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses. Formula allowances also are established for credits that do not have specific allowances according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. The allowance for loan losses related to loans that are identified for evaluation of impairment is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The unallocated allowance is based upon management's evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. These factors may include general economic and business conditions affecting lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal credit examiners, and management's judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. During the first nine months of 2002, there were no changes in estimation methods or assumptions that affected Southwest's methodology for assessing the appropriateness of the allowance.

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

NOTE 5: LOANS RECEIVABLE

Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Kansas and Texas. Its commercial lending operations are concentrated in the Stillwater, Tulsa, and Oklahoma City areas of the Oklahoma, in Wichita, Kansas and in Frisco, Texas. As a result, the collectibility of Southwest's loan portfolio can be affected by changes in the general economic conditions in these three states and in those metropolitan areas. At September 30, 2002 and December 31, 2001, substantially all of Southwest's loans are collateralized with real estate, inventory, accounts receivable and/or other assets, or are guaranteed by agencies of the United States Government.

At September 30, 2002, loans to individuals and businesses in the healthcare industry totaled approximately $179.1 million, or 17% of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% or more of total loans.

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $6.6 million at September 30, 2002. During the first nine months of 2002, $120,000 in interest income was received on nonaccruing loans. If interest on those loans had been accrued, additional total interest income of $515,000 would have been recorded.

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

NOTE 7: EARNINGS PER SHARE

Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury stock method. At September 30, 2002 and 2001, there were 5,000 and 154,500 antidilutive options to purchase common shares, respectively.

The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:

                                            FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                            2002           2001           2002           2001
                                          ---------      ---------      ---------      ---------
Weighted average shares outstanding:
      Basic earnings per share            5,774,107      5,704,012      5,736,637      5,697,489
Effect of dilutive securities:
      Stock options                         304,751        201,116        282,167        166,410
                                          ---------      ---------      ---------      ---------
Weighted average shares outstanding:
      Diluted earnings per share          6,078,858      5,905,128      6,018,804      5,863,899
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

In March 2002, Southwest authorized the repurchase of up to an additional 5% of its current outstanding common stock. Share repurchases under the current program are expected to be made primarily on the open market, from time to time, until March 31, 2003, or earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting and other factors. As of September 30, 2002, no share repurchases had been made under this program.

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

SOUTHWEST BANCORP, INC.
AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)

                                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                         2002                         2001
                                                              ------------------------- ----------------------------
                                                                AVERAGE        AVERAGE       AVERAGE       AVERAGE
                                                                BALANCE      YIELD/RATE      BALANCE      YIELD/RATE
                                                              ----------     ----------     ----------    ----------
ASSETS:
        Loans receivable                                      $  989,625           6.58%    $  941,284          8.55%
        Investment securities                                    214,102           5.43        234,058          5.88
        Other interest-earning assets                              3,210           1.67          1,226          3.82
                                                              ----------                    ----------
           Total interest-earning assets                       1,206,937           6.37      1,176,568          8.01
        Noninterest-earning assets                                51,941                        52,324
                                                              ----------                    ----------
           Total assets                                       $1,258,878                    $1,228,892
                                                              ==========                    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
        Interest-bearing demand                               $   52,496           0.73%    $   49,553          1.93%
        Money market accounts                                    197,871           2.10        124,990          3.82
        Savings accounts                                           5,631           0.47          5,306          1.76
        Time deposits                                            594,357           3.25        637,091          5.72
                                                              ----------                    ----------
           Total interest-bearing deposits                       850,355           2.81        816,940          5.18
        Short-term borrowings                                    165,436           2.94        185,907          4.59
        Long-term debt                                            25,013           9.30         25,013          9.30
                                                              ----------                    ----------
           Total interest-bearing liabilities                  1,040,804           2.99      1,027,860          5.17
        Noninterest-bearing demand                               116,262                       108,232
        Other noninterest-bearing liabilities                     13,407                        15,426
        Shareholders' equity                                      88,405                        77,374
                                                              ----------                    ----------
           Total liabilities and shareholders' equity         $1,258,878                    $1,228,892
                                                              ==========                    ==========

        Interest rate spread                                                       3.38%                        2.84%
                                                                             ==========                   ==========
        Net interest margin (1)                                                    3.79%                        3.50%
                                                                             ==========                   ==========
        Ratio of average interest-earning assets
           to average interest-bearing liabilities                115.96%                       114.47%
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

GENERAL

Southwest Bancorp, Inc. ("Southwest") is a financial holding company headquartered in Stillwater, Oklahoma. Southwest and its subsidiaries, the Stillwater National Bank and Trust Company ("Stillwater National") and Business Consulting Group, Inc., are independent, Oklahoma institutions, and are not controlled by out of state organizations or individuals.

Southwest offers a broad range of commercial and consumer banking and other financial services through full service offices in Stillwater, Oklahoma City, Tulsa and Chickasha, Oklahoma and Frisco, Texas; loan production offices in Wichita, Kansas and on the campuses of the University of Oklahoma Health Sciences Center and Oklahoma State University-Tulsa, and a marketing presence in the Student Union at Oklahoma State University-Stillwater. Southwest devotes substantial efforts to marketing and providing services to local businesses, their primary employees, and to other managers and professionals living and working in Southwest's market areas. Southwest has developed a marketing and delivery system that does not rely on an extensive branch network.

Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders, and has capitalized on its position as an Oklahoma owned and operated banking organization to increase its banking business. Southwest has grown from $434 million in assets since becoming a public company at year-end 1993, to $1.30 billion at September 30, 2002, without acquiring other financial institutions. Southwest considers acquisitions of other financial institutions and other companies, however, from time to time, although it does not have any specific agreements or understandings for any such acquisition at present. Southwest also considers, from time to time, the establishment of new lending, banking and other offices in additional geographic markets. Southwest also extends loans to borrowers in Oklahoma and neighboring states through participations with correspondent banks.

FINANCIAL CONDITION

TOTAL ASSETS

Southwest's total assets were $1.30 billion at September 30, 2002 and $1.22 billion at December 31, 2001.

LOANS

Total loans, including loans held for sale, were $1.05 billion at September 30, 2002, a 12% increase ($114.8 million) from December 31, 2001 primarily as a result of growth in business lending. Southwest experienced increases in the categories of commercial real estate mortgages ($58.3 million, or 19%), real estate construction loans ($35.5 million, or 39%), government-guaranteed student loans ($17.8 million, or 19%), commercial and industrial loans ($8.9 million, or 3%) and other consumer loans ($358,000, or 1%). These increases in loans were offset by a reduction in residential mortgage loans ($6.0 million, or 6%). Loans held for sale, consisting of certain residential mortgages and business loans, decreased $5.4 million, or 42%, while portfolio loans increased $120.2 million, or 13%.

Management determines the appropriate level of the allowance for loan losses using a systematic methodology. See Note 4, Allowance for Loan Losses, in the Notes to Unaudited Consolidated Financial Statements. The allowance for loan losses increased by $564,000, or 5%, from December 31, 2001 to September 30, 2002. At September 30, 2002, the allowance for loan losses was $12.1 million, or 1.15% of total loans and 132.59% of nonperforming loans, compared to $11.5 million, or 1.23% of total loans and 124.56% of nonperforming loans, at December 31, 2001. (See "Results of Operations-Provision for Loan Losses.")

DEPOSITS AND SHORT-TERM BORROWINGS

Southwest's deposits were $1.03 billion at September 30, 2002, an increase of $125.6 million, or 14%, from $904.8 million at December 31, 2001. Increases occurred in all categories of deposits; money market accounts increased $74.4 million, or 47%, time deposits increased $39.2 million, or 7%, noninterest-bearing demand accounts increased $8.0 million, or 6%, interest-bearing demand accounts increased $3.2 million, or 7%, and savings accounts increased $647,000, or 12%. A $52.5 million, or 27%, decrease in short-term borrowings during the first nine months of 2002 partially offset the same period increase in deposit funding.

SHAREHOLDERS' EQUITY

Shareholders' equity increased by $8.4 million, or 10%, due primarily to earnings for the first nine months of 2002 and stock option exercises, offset in part by common stock dividends, treasury share purchases and a decrease in accumulated other comprehensive income (net, after tax, unrealized gains on investment securities available for sale). At September 30, 2002, Southwest and Stillwater National continued to exceed all applicable regulatory capital requirements.

RESULTS OF OPERATIONS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 and 2001

NET INCOME

For the first nine months of 2002, Southwest recorded net income of $9.9 million. This was $1.2 million, or 13%, more than the $8.7 million in net income recorded for the first nine months of 2001. Average shares outstanding were 5,736,637 for the first nine months of 2002 and 5,697,489 for the first nine months of 2001. Basic and diluted earnings per share increased to $1.73 and $1.65 per share for the first nine months of 2002 from $1.54 and $1.49 per share for the same period in 2001, respectively.

Net interest income increased $3.5 million, or 11%, for the first nine months of 2002 compared to the same period in 2001. This increase in net interest income as well as a $1.1 million, or 14%, increase in other income was partially offset by a $1.3 million, or 6%, increase in other expense, a $1.2 million, or 44%, increase in the provision for loan losses and an $838,000, or 21%, increase in taxes on income. For the first nine months of 2002, the return on average total equity was 15.02% compared to a 15.13% return on average total equity for the first nine months of 2001.

NET INTEREST INCOME

Net interest income increased to $34.2 million for the first nine months of 2002 from $30.8 million for the same period in 2001 as the $13.1 million, or 19%, decline in interest income was more than offset by a $16.5 million, or 42%, reduction in interest expense. Yields on Southwest's interest-earning assets declined by 164 basis points, and the rates paid on Southwest's interest-bearing liabilities declined by 218 basis points, resulting in an increase in the interest rate spread to 3.38% for the first nine months of 2002 from 2.84% for the first nine months of 2001. Net interest margin also increased from 3.50% to 3.79%. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 115.96% for the first nine months of 2002 from 114.47% for the first nine months of 2001, primarily due to increases in average loans outstanding, noninterest-bearing demand deposits, shareholders' equity and other sources of noninterest-bearing funds.

Total interest income for the first nine months of 2002 was $57.5 million, a 19% decline from $70.5 million during the same period in 2001. The principal factor in the decline of interest income was the 164 basis point reduction in the yield earned on interest-earning assets, which was partially offset by the $30.4 million increase in average interest-earning assets. Southwest's average loans increased $48.3 million, or 5%, and the related yield was reduced to 6.58% for the first nine months of 2002 from 8.55% in 2001. During the same period, average investment securities declined $20.0 million, or 9%, and the related yield was reduced to 5.43% from 5.88%.

Total interest expense for the first nine months of 2002 was $23.2 million, a decline of 42% from $39.8 million for the same period in 2001. The decline in total interest expense can be attributed to the 218 basis point reduction in the rates paid on interest-bearing liabilities. Rates paid on deposits decreased for all categories.

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

OTHER INCOME

Other income increased by $1.1 million, or 14%, for the first nine months of 2002 compared to the same period of 2001 primarily as a result of a $956,000, or 19%, increase in service charges, a $255,000, or 54%, increase in other noninterest income and an $18,000, or 1%, increase in gains on sales of loans. These increases were partially offset by a reduction in gains on sales of available for sale investment securities of $110,000, or 32%. The increase in service charges was primarily due to additional deposit accounts as reflected by the significant increases in noninterest-bearing demand, interest-bearing demand and money market account balances at September 30, 2002 as compared to December 31, 2001.

OTHER EXPENSES

Southwest's other expenses increased $1.3 million, or 6%, for the first nine months of 2002 compared to the same period in 2001. This increase was primarily the result of a $916,000, or 8%, increase in salaries and employee benefits, a $356,000, or 7%, increase in occupancy expense and an $81,000, or 1%, increase in general and administrative expense.

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 and 2001

NET INCOME

For the third quarter of 2002, Southwest recorded net income of $3.4 million. This was $216,000, or 7%, more than the $3.2 million in net income recorded for the third quarter of 2001. Average shares outstanding were 5,774,107 for the third quarter of 2002 and 5,704,012 for the same period in 2001. Basic and diluted earnings per share increased to $0.60 and $0.57 per share for the third quarter of 2002 from $0.57 and $0.54 per share for the same period in 2001, respectively.

Net interest income increased $921,000, or 9%, for the third quarter of 2002 compared to the same period in 2001. This increase in net interest income as well as a $551,000, or 19%, increase in other income was offset by a $670,000, or 74%, increase in the provision for loan losses, a $382,000, or 5%, increase in other expense, and a $204,000, or 15%, increase in taxes on income. For the third quarter of 2002, the return on average total equity was 14.90% compared to a 15.93% return on average total equity for the third quarter of 2001.

NET INTEREST INCOME

Net interest income increased to $11.5 million for the third quarter of 2002 from $10.5 million for the same period in 2001 as the $3.2 million, or 14%, decline in interest income was more than offset by a $4.2 million, or 35%, reduction in interest expense. Yields on Southwest's interest-earning assets declined by 137 basis points, and the rates paid on Southwest's interest-bearing liabilities declined by 169 basis points, resulting in an increase in the interest rate spread to 3.25% for the third quarter of 2002 from 2.93% for the third quarter of 2001. Net interest margin also increased from 3.53% to 3.66%. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 116.53% for the third quarter of 2002 from 114.90% for the third quarter of 2001.

Total interest income for the third quarter of 2002 was $19.1 million, a 14% decline from $22.4 million during the same period in 2001. The principal factor in the decline of interest income was the 137 basis point reduction in the yield earned on interest-earning assets, which was partially offset by the $57.1 million increase in average interest-earning assets. Southwest's average loans increased $78.5 million, or 8%, and the related yield was reduced to 6.29% for the third quarter of 2002 from 7.94% in 2001. During the same period, average investment securities declined $26.2 million, or 11%, and the related yield was reduced to 5.34% from 5.70%.

Total interest expense for the third quarter of 2002 was $7.7 million, a decline of 35% from $11.8 million for the same period in 2001. The decline in total interest expense can be attributed to the 169 basis point reduction in the rates paid on interest-bearing liabilities, which was partially offset by the $34.6 million increase in average interest-bearing liabilities. Rates paid on deposits decreased for all categories.

OTHER INCOME

Other income increased by $551,000, or 19%, for the third quarter of 2002 compared to the same period of 2001 primarily as a result of a $370,000, or 21%, increase in service charges, a $140,000, or 159%, increase in gains on sales of available for sale investment securities, and a $47,000, or 23%, increase in other noninterest income. These increases in other income were partially offset by a $6,000, or 1%, decrease in gains on sales of loans.

OTHER EXPENSES

Southwest's other expenses increased $382,000, or 5%, for the third quarter of 2002 compared to the same period in 2001. This increase was primarily the result of a $453,000, or 11%, increase in salaries and employee benefits, and a $116,000, or 7%, increase in occupancy expense. These increases were partially offset by a $155,000, or 7%, decrease in general and administrative expense.

                                  * * * * * * *

PROVISION FOR LOAN LOSSES

The allowance is increased by provisions for loan losses and recoveries of loans previously charged off and is decreased by loan charge-offs. Southwest records provisions for loan losses in amounts deemed necessary to maintain the allowance for loan losses at an appropriate level. An appropriate level of the allowance for loan losses is determined by management using a systematic methodology. See
Note 4, Allowance for Loan Losses, in the Notes to Unaudited Consolidated Financial Statements for additional information.

The allowance for loan losses of $12.1 million increased $564,000, or 5%, from year-end 2001, and represented 1.15% of total loans, compared with 1.23% of total loans at December 31, 2001. Loans of $1.05 billion at September 30, 2002 grew $114.8 million, or 12%, from year-end 2001. A provision of $4.1 million was recorded in the first nine months of 2002, an increase of $1.2 million from the first nine months of 2001. The primary cause of the increase in the allowance was growth in loans, particularly in commercial real estate mortgages, construction loans, and commercial loans. At September 30, 2002, a greater portion of the total allowance was allocated to commercial mortgages and construction loans than at year-end 2001, and a lesser portion was allocated to commercial loans not secured by real estate, consistent with the growth in those categories. The percentage of the allowance to total loans was less at September 30, 2002 than at December 31, 2001 mainly as a result of a decrease in problem loans, lower levels of allowance required on impaired loans relative to their book values, and a reduction in the allowance based upon credit risk factors because of a reduction in internally classified loans not subject to specific allocations.

Total nonaccrual loans decreased $649,000, or 9%, from December 31, 2001, while total nonperforming loans decreased by 133,000, or 1%. The decrease in nonperforming loans was primarily the result of net charge-offs, offset by the classification of watch list credits as nonperforming, the resolution of other nonperforming loans and other, typical, activity in the portfolio. Total nonperforming assets of $9.9 million (which includes other real estate owned) decreased by $16,000, or less than 1%, and equaled 0.94% of total loans and other real estate, compared to 1.06% at December 31, 2001. As shown in Note 4, total nonperforming loans at September 30, 2002 represented 0.87% of total loans, compared to $9.2 million, or 0.99% of total loans, at December 31, 2001.

TAXES ON INCOME

Southwest's income tax expense was $4.8 million and $4.0 million for the first nine months of 2002 and 2001 and $1.6 million and $1.4 million for the third quarters of 2002 and 2001, respectively. Southwest's effective tax rates have been lower than federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans and the organization in July 2001 of a real estate investment trust.

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

Southwest has available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank ("FRB"), the Student Loan Marketing Association ("SLMA"), the F&M Bank of Tulsa ("F&M"), and the Federal Home Loan Bank of Topeka ("FHLB"). Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $2.5 million at September 30, 2002. Stillwater National has approved federal funds purchase lines totaling $24.0 million with three other banks; no amounts were outstanding on these lines at September 30, 2002. In addition, Stillwater National has available a $35.0 million line of credit from the SLMA and a $281.6 million line of credit from the FHLB. Borrowings under the SLMA line would be secured by student loans. Borrowings under the FHLB line would be secured by all unpledged securities and other loans. The SLMA line expires April 20, 2007; no amount was outstanding on this line at September 30, 2002. The FHLB line of credit had an outstanding balance of $86.5 million at September 30, 2002. Stillwater National also has available unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Morgan Stanley Dean Witter, Salomon Smith Barney, Prudential Securities Inc., PaineWebber Inc., RBC Dain Rauscher Inc., and CountryWide Securities that total $675.0 million. At September 30, 2002, $182.4 million in these retail certificates of deposit were included in total deposits.

Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of direct obligations of U.S. Government Agency issues, which are designated as pledged with Stillwater National's safekeeping agent. These transactions are for one-to-four day periods.

During the first nine months of 2002, the only categories of short-term borrowings whose averages exceeded 30% of ending shareholders' equity were repurchase agreements and funds borrowed from the FHLB.

                                                            SEPTEMBER 30, 2002                        SEPTEMBER 30, 2001
                                                       -----------------------------            ------------------------------
                                                                              FUNDS                                  FUNDS
                                                      REPURCHASE            BORROWED            REPURCHASE          BORROWED
                                                      AGREEMENTS          FROM THE FHLB         AGREEMENTS       FROM THE FHLB
                                                      ----------          -------------         ----------       -------------
                                                                                (Dollars in thousands)
Amount outstanding at end of period                    $ 53,853             $ 86,500             $ 46,903             $132,410
Weighted average rate paid at end of period                1.21%                4.15%                3.00%                3.63%
Average Balance:
      For the three months ended                       $ 42,347             $100,990             $ 50,086             $143,128
      For the nine months ended                        $ 47,301             $116,651             $ 53,136             $131,069
Average Rate Paid:
      For the three months ended                           1.21%                3.92%                3.03%                4.82%
      For the nine months ended                            1.21%                3.65%                3.99%                4.84%
Maximum amount outstanding at any month end            $ 57,994             $141,500             $ 58,274             $168,590

During the first nine months of 2002, cash and cash equivalents increased by $4.3 million. This increase was the net result of cash provided from financing activities of $71.8 million (primarily from an increase in deposits) and cash provided from operating activities of $22.6 million offset in part by cash used in net loan origination and other investing activities of $90.1 million

During the first nine months of 2001, cash and cash equivalents decreased by $1.6 million. This reduction was the net result of cash used in net loan origination and other investing activities of $30.3 million offset in part by cash provided from financing activities of $13.8 million (primarily from an increase in short-term borrowings) and cash provided from operating activities of $14.8 million.

CAPITAL RESOURCES

In the first nine months of 2002, total shareholders' equity increased $8.4 million, or 10%. Earnings, net of cash dividends declared on common stock, contributed $9.9 million to shareholders' equity during this nine-month period. The sale or issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan and the employee stock option plan contributed an additional $1.4 million to shareholders' equity in the first nine months of 2002. These increases were offset in part by purchases of treasury shares totaling $918,000. Accumulated comprehensive income, consisting of net unrealized gains (losses) on investment securities available for sale (net of tax) declined to $2.3 million at September 30, 2002 compared to $2.4 million at December 31, 2001.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. At September 30, 2002, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 11.82%, a Tier I risk-based capital ratio of 10.71%, and a leverage ratio of 8.95%. As of September 30, 2002, Stillwater National also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Stillwater National by Federal bank regulators.

Southwest declared a dividend of $0.11 per common share payable on October 1, 2002 to shareholders of record as of September 17, 2002.

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

CONTROLS AND PROCEDURES

Within the ninety days prior to the filing of this report, Southwest's management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Southwest's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Southwest's disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant or material weaknesses) in Southwest's internal controls or in other factors subsequent to the date of the evaluation that could significantly affect those controls.

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


SOUTHWEST BANCORP, INC.
(Registrant)


By: /s/ Rick Green                                         November 8, 2002
    -----------------------------------------              ---------------------
    Rick Green                                             Date
    President and Chief Executive Officer
    (Principal Executive Officer)


By: /s/ Kerby E Crowell                                    November 8, 2002
    -----------------------------------------              ---------------------
    Kerby E. Crowell                                       Date
    Executive Vice President, Chief Financial
    Officer and Secretary
    (Principal Financial Officer)

                                  CERTIFICATION


I, Rick Green, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002                     /s/ Rick Green
      -------------------                  -------------------------------------
                                           Rick Green
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                  CERTIFICATION


I, Kerby Crowell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002                 /s/ Kerby E. Crowell
      --------------------             -----------------------------------------
                                       Kerby E. Crowell
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary
                                       (Principal Financial Officer)