Form 10-K
period 2002-12-31
SOUTHWEST BANCORP INC
filed 2003-03-28
CIK 914374

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2002

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

Indicate by a check mark if the registrant is an accelerated filer.
YES   X      NO
    -----       -----

The registrant's Common Stock is traded on the NASDAQ National Market under the symbol OKSB. The aggregate market value of approximately 4,468,000 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2002, the last day of the registrant's most recently completed second fiscal quarter, was approximately $121,7 million based on the closing sales price of $27.231 per share of the registrant's Common Stock on that date. Solely for purposes of this calculation, it is assumed that directors, officers and 5% stockholders of the registrant are affiliates.

As of the close of business on March 7, 2003, 5,862,861 shares of the registrant's Common Stock were outstanding.

                       Documents Incorporated by Reference

Parts I and II:   Portions of the Annual Report to  Shareholders  for the year ended December 31, 2002 (the "Annual Report").

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2003 (the "Proxy Statement").

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

                                     PART I

ITEM 1. BUSINESS

General

         Southwest is a financial holding company headquartered in Stillwater, Oklahoma. Southwest provides commercial and consumer banking services through its banking subsidiary, Stillwater National Bank & Trust Company ("Stillwater National" or the "Bank") and management consulting services through Business Consulting Group, Inc. Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, Southwest is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Southwest became a financial holding company during 2000 pursuant to the Holding Company Act. The Bank is a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the "OCC"). The Bank's deposit accounts are insured by the Bank Insurance Fund (the "BIF") administered by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law. Southwest has filed applications to establish a new federal savings bank, SNB Bank of Wichita, to be headquartered in Wichita, Kansas. SNB Bank of Wichita will be subject to supervision and regulation by the Office of Thrift Supervision ("OTS").

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

Strategic Focus

         Southwest's banking philosophy is to provide a high level of customer service, a wide range of financial services, and products responsive to customer needs. This philosophy has led to the development of a line of deposit and lending products that responds to customer needs for speed, efficiency and information. These include Southwest's Sweep Repurchase Agreements, Business Mail Processing, and Southwest's SNB DirectBanker(R) and other internet banking products, which complement Southwest's more traditional banking products. Southwest also emphasizes marketing to highly educated, professional and business persons in its markets. Southwest seeks to build close relationships with businesses, professionals and their principals and to service their banking needs throughout their business development and professional lives.

Organization

         Southwest's business operations are conducted through five regional divisions that offer commercial, consumer, and real estate lending services and, where authorized, retail and commercial deposit products in their market areas, and a home office that provides technology driven products, residential mortgages, and government-guaranteed student loans. Southwest's support and control functions are centralized, although each region includes support and control staff. The organizational structure is designed to facilitate high customer service, prompt response, efficiency, and appropriate, uniform credit standards and other controls.

         Regional Divisions. The five regional divisions are the Stillwater division, the Central Oklahoma division, based in Oklahoma City; the Tulsa and Eastern Oklahoma division; the Texas division, based in metropolitan Dallas; and the Kansas Division, based in Wichita. The Stillwater division serves the Stillwater market as a full-service community bank emphasizing both commercial and consumer lending. The other four divisions pursue a more focused marketing strategy, targeting managers, professionals and businesses for lending, and offering more specialized services. All of the regional divisions focus on commercial and consumer financial services to local businesses and their senior employees and to other managers and professionals living and working in Southwest's market areas. Southwest has a high-service philosophy. Loan officers often meet at the customer's home or place of business to close loans. Third-party courier services often are used to collect commercial deposits.

         Home Office Business Operations. Southwest manages and offers products that are technology based, or that otherwise are more efficiently offered centrally, through its home office. These include products that are marketed through the regional offices, such as Southwest's internet banking product for commercial and retail customers (SNB DirectBanker(R)), commercial information and item processing services (Business Mail Processing), residential mortgage loans, and products marketed and managed directly by central staff, such as student lending and cash dispensing machines.

         Southwest's technology products are marketed both to existing customers and to help develop new customer relationships. Use of these products by customers enables Southwest to serve its customers more effectively, use its resources more efficiently, and increase fee income.

         Southwest also manages its mortgage and student lending operations through its home office. Southwest markets its student lending program directly to financial aid directors at colleges and universities throughout the United States. These loans are generally sold as they enter repayment. Southwest also originates first mortgage loans for sale to the Federal National Mortgage Association ("FNMA") or private investors. Servicing on these loans may be released in connection with the sale.

         Support and Control Functions. Support and control functions are centralized, although each regional division has support and control personnel. Southwest's philosophy of customer service extends to its support and control functions. Senior managers headquartered in the Stillwater offices travel to Oklahoma City, Tulsa, Dallas, and Wichita to help in marketing and management. Southwest's Chief Executive Officer, Chief Lending Officer, and others meet in committee in the regional offices to consider credit proposals in order to ensure customers are given prompt decisions while maintaining uniform credit standards.

Banking Offices

         Banking Offices. Southwest has seven full-service banking offices, two of which are located in each of Stillwater and Tulsa, Oklahoma, and one each in Oklahoma City and Chickasha, Oklahoma, and Frisco, Texas; loan production offices in Wichita, Kansas and on the campuses of the University of Oklahoma

Health Sciences Center and Oklahoma State University-Tulsa; a marketing presence in the Student Union at Oklahoma State University-Stillwater; and on the Internet, through SNB DirectBanker(R). See "Item 2. Properties." Before 1999, laws of the State of Oklahoma limited the number and location of de novo branches that a bank could establish. Southwest has developed and continues to pursue a business strategy that does not rely on an extensive branch network. National banks in Oklahoma now have broad ability to establish de novo branches anywhere in the state. Southwest established its offices in Frisco, Texas and Wichita, Kansas in 2002.

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

         The Holding Company Act also limits the investments and activities of bank holding companies. In general, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, non-bank activities that are closely related to banking, and other financially related activities. However, bank holding companies such as Southwest that qualify as financial holding companies under the Holding Company Act also may engage in a broad range of additional non-bank activities. Southwest qualified as a financial holding company in 2000.

         The activities of Southwest are subject to these legal and regulatory limitations under the Holding Company Act and Federal Reserve regulations. Non-bank and financially related activities of bank holding companies, including companies that become financial holding companies, also may be subject to regulation and oversight by regulators other than the Federal Reserve.

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

         Stillwater National is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, Southwest and other affiliates, and on investments in their stock or other securities. These restrictions prevent Southwest and Stillwater National's other affiliates from borrowing from Stillwater National unless the loans are secured by specified collateral, and require those transactions to have terms comparable to terms of arms-length transactions with third persons. In addition, secured loans and other transactions and investments by Stillwater National are generally limited in amount as to Southwest and as to any other affiliate to 10% of Stillwater National's capital and surplus and as to Southwest and all other affiliates together to an aggregate of 20% of Stillwater National's capital and surplus. Certain exemptions to these limitations apply to extensions of credit by, and other transactions between, Stillwater National and its subsidiaries. These regulations and restrictions may limit Southwest's ability to obtain funds from Stillwater National for its cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.

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

         The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well-capitalized, adequately capitalized, or undercapitalized -- based on the data reported to regulators. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Institutions that do not qualify as either well-capitalized or adequately capitalized are deemed to be undercapitalized. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk it poses to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions with demonstrated weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. Stillwater National has been informed that it is in the lowest-cost/best risk assessment category for the first assessment period of 2003.

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

         Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. Stillwater National did not have any trading assets or liabilities during 2002, 2001 or 2000, and was not required to maintain such supplemental capital.

         The OCC has established regulations that classify national banks by capital levels and provide for the OCC to take various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if Stillwater National has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A national bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2002, Stillwater National was well-capitalized as defined in the OCC's regulations.

         For information regarding Southwest's and Stillwater National's compliance with their respective regulatory capital requirements, see "Management's Discussion and Analysis -- Capital Resources" on page 12 of the Annual Report, and, in the Notes to Consolidated Financial Statements in the Annual Report "Note 6-Long-Term Debt" on page 33 and "Note 9- Capital Requirements" on pages 35 and 36.

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

Competition

         Stillwater National encounters competition in seeking deposits and in obtaining loan, cash management, investment and other customers. The level of competition for deposits is high. Stillwater National's principal competitors for deposits are other financial institutions, including other banks, credit unions, and savings institutions. Competition among these institutions is based primarily on interest rates and other terms offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities. Additional competition for depositors' funds comes from U.S. Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors, such as securities firms. Competition from credit unions has intensified in recent years as historic federal limits on membership have been relaxed. Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over banks and savings associations, which are fully subject to federal income taxes. Credit unions may use this advantage to offer rates that are highly competitive with those offered by banks and thrifts.

         Stillwater National also competes in its lending activities with other financial institutions such as securities firms, insurance companies, savings institutions, credit unions, small loan companies, finance companies, mortgage companies and other sources of funds. Many of Stillwater National's nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks. As a result, such nonbank competitors have advantages over Stillwater National in providing certain services. A number of the financial institutions with which Stillwater National competes in lending, deposit, investment, cash management and other activities are larger than Stillwater National or have a significantly larger market share. The new offices in Dallas and Wichita compete for loans, deposits and other services against local and nationally based financial institutions, many of who have much larger market shares and widespread office networks. In recent periods, competition has increased in Stillwater National's Oklahoma market areas as new entrants and existing competitors have sought to more aggressively expand their loan and deposit market share.

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

         The Holding Company Act permits the Federal Reserve to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than that holding company's home state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Holding Company Act also prohibits the Federal Reserve from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Holding Company Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. The State of Oklahoma allows out-of-state financial institutions to establish branches in Oklahoma, subject to certain limitations.

         Financial holding companies may engage in banking as well as types of securities, insurance, and other financial activities that had been prohibited for bank holding companies under prior law. Banks with or without holding companies also are authorized to establish and operate financial subsidiaries that may engage in most financial activities in which financial holding companies may engage. Competition may increase as bank holding companies and other large financial service companies take advantage of the new activities and provide a wider array of products.

Employees

         As of December 31, 2002, Southwest and Stillwater National employed 324 persons on a full-time equivalent basis, including executive officers, loan and other banking officers, branch personnel, and others. None of Southwest's or Stillwater National's employees is represented by a union or covered under a collective bargaining agreement. Management of Southwest and Stillwater National consider their employee relations to be excellent.

Executive Officers

         The following table sets forth information regarding the executive officers of Southwest and Stillwater National who are not directors. [

Name                                       Age         Position
----                                       ---         ---------
Kerby E. Crowell.........................  53          Executive Vice President, Chief Financial Officer
                                                       and Secretary of Southwest and the Bank

John M. Frazee...........................  46          President, Kansas LPO

Steve Gobel..............................  50          Executive Vice President

Rex E. Horning...........................  51          President, Stillwater Division of the Bank

Jerry L. Lanier..........................  54          Executive Vice President and Chief Lending Officer
of the Bank

Len McLaughlin...........................  50          President, Texas Division of the Bank

Joseph P. Root...........................  38          President, Central Oklahoma Division of the Bank

Kimberly G. Sinclair.....................  47          Executive Vice President and Chief Administrative
                                                       Officer of the Bank

Richard E. Webb..........................  47          Executive Vice President of the Bank, President of
                                                       Business Consulting Group, Inc.

Charles H. Westerheide...................  54          Executive Vice President and Treasurer of the Bank

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

         John M. Frazee serves as President of the Kansas Loan Production Office of Stillwater National. Prior to joining Stillwater National in April 2002, Mr. Frazee served as Senior Vice President-Commercial Lending and in other positions with Commerce Bank, Wichita, Kansas from 1996. Previously Mr. Frazee served in a variety of credit and operational capacities with Bank of America (formerly BANK
IV) from 1983 to 1996. Mr. Frazee currently serves as Vice President of Rainbows United, secretary treasurer of the Wichita Public Building Commission, President of the Maize USD 266 Board of Education, and serves on the boards of the YMCA, Wichita Area Builders Association and the Certified Commercial Investment Member
(CCIM) Institute. He is a member of the Wichita Area Chamber of Commerce.

         Steven M. Gobel serves as Executive Vice President and Associate Chief Financial Officer of Stillwater National. From 1990 until joining Stillwater National in September 2000, Mr. Gobel served as a Senior Vice President Finance and in other positions with Bank of America and predecessor institutions in Oklahoma and Kansas (previous institutions included NationsBank, Boatmen's Bank of St. Louis, Bank IV of Wichita, Kansas and Fourth National Bank of Tulsa). Mr. Gobel is a past member of the Board of Directors of the YMCA of Greater Tulsa and a past member and Chairman of the Board of Managers for the Downtown Branch of the YMCA of Greater Tulsa. From 1987 to 1990, Mr. Gobel served as a Vice President and Manager of Financial Reporting and Financial Planning for Sooner Federal Savings and Loan of Oklahoma. He is a Certified Public Accountant and prior to 1987 spent twelve years working for International Public Accounting Firms (previously Touche Ross and Coopers & Lybrand) in Tulsa, Oklahoma, New York City, New York, and Milwaukee, Wisconsin.

         Rex E. Horning was appointed President of the Stillwater Division of the Bank in May 2001. Mr. Horning previously served as Senior Vice President of Central National Bank and Commerce Bank in Wichita, Kansas from 1998 to May 2001, and as President and Chief Executive Officer of First State Bank and Trust Company, Pittsburg, Kansas, from 1991 to 1998. Mr. Horning currently serves on the Board of Directors of the Oklahoma State University Alumni Association, the Executive Committee of the Stillwater Chamber of Commerce and is president-elect of the Oklahoma State University College of Business Associates.

         Jerry L. Lanier was appointed Executive Vice President and Chief Lending Officer in 2001. Mr. Lanier previously served as Executive Vice President-Credit Administration beginning in December 1999, supervising this area Company-wide, and from January 1998 to December 1999, served as Senior Vice President in Credit Administration. From 1992 until joining the Bank in 1998, Mr. Lanier was a consultant specializing in loan review. During this same period he also served as court-appointed receiver for a number of Oklahoma-based insurance companies. From 1982-1992, Mr. Lanier served as President of American National Bank and Trust Co. of Shawnee, Oklahoma including service as Chief Executive Officer from 1987-92. From 1970-1981, he was a National Bank Examiner for the OCC in Oklahoma City, Oklahoma and Dallas, Texas, and, while an examiner, served as Regional Director of Special Surveillance from 1979 to 1981. Mr. Lanier has served as United Way Drive Chairman and President; Chairman of the Shawnee Advisory Board of Oklahoma Baptist University; Director of the Shawnee Chamber of Commerce; Director and Chairman of the Youth and Family Resource Center; and President and Trustee of the Shawnee Educational Foundation.

         Len McLaughlin was appointed as President of SNB Bank of Dallas, the Dallas Division of the Bank, in May, 2002. Mr. McLaughlin previously served as President and CEO of First Independent National Bank in Plano, Texas, and as President/CEO of Preston National Bank in Dallas, Texas. From 1989 to 1998, Mr. McLaughlin was with Compass Bancshares, serving as President of a subsidiary bank, Central Bank N.A. in Anniston, Alabama; and later as Chief Retail Executive for Compass Bank in Dallas, Texas. Mr. McLaughlin began his banking career with First National Bank of Boston's Dallas, Texas office. He has served as Chairman of the March of Dimes fund drive, United Way Fund Drive Chairman, President of the local chapter of the American Cancer Society, Director of the Little Light House, and is Honorary Co-Chairman of the Business Advisory Council of the National Republican Congressional Committee.

         Joseph P. Root was appointed President of the Central Oklahoma Division of the Bank in 1997. Previously, Mr. Root was Senior Vice President in the Central Oklahoma division. Prior to joining the Bank in 1992, Mr. Root served as Credit Analyst from November 1987 to April 1989 and Private Banking Officer from May 1989 to July 1992 with Comerica Bank in Dallas, Texas. He is a member of the Advisory Board of the Greater Oklahoma City Chamber of Commerce, a member of the State Chamber of Commerce of Oklahoma and the Oklahoma City Men's Dinner Club and is a Director and President Elect of Infant Crisis, Services, Inc., a local charitable organization that provides basic necessities to underprivileged children.

         Kimberly G. Sinclair was appointed Chief Administrative Officer in 1995 and has been Executive Vice President of the Bank since 1991. Prior to 1991, she had been Senior Vice President and Chief Operations Officer of the Bank since 1985. Ms. Sinclair joined the Bank in 1975. She is a member of the Stillwater Junior Service Sustainers, and serves on the Board of Directors for the Stillwater United Way. She is past Treasurer of the Board of Trustees of the Stillwater Public Education Foundation, and a graduate of the Leadership Stillwater Class IX. She has been an Ambassador with the Stillwater Chamber of Commerce and active with the Pioneer Booster Club and Stillwater PTA.

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

                                                   Year ended                             Year ended
                                               December 31, 2002                      December 31, 2001
                                                   Compared to                           Compared to
                                                December 31, 2001                     December 31, 2000
                                       --------------------------------     ------------------------------
                                                  Increase (decrease) attributable to change in:
                                                   Yield/        Net                    Yield/       Net
                                       Volume       Rate        Change      Volume       Rate      Change
                                       --------------------------------     ------------------------------
                                                                (dollars in thousands)
Interest earned on:
     Loans receivable (1)              $ 5,759    $(17,106)   $ (11,347)    $ 3,284    $ (9,914)   $(6,630)
     Investment securities              (1,366)     (1,195)      (2,561)        704        (850)      (146)
     Other interest-earning assets          33         (30)           3         (50)        (48)       (98)
                                       --------------------------------     ------------------------------
         Total interest income           4,426     (18,331)     (13,905)      3,938     (10,812)    (6,874)

Interest paid on:
     NOW accounts                           50        (487)        (437)         31        (485)      (454)
     Money market accounts               2,062      (2,143)         (81)      1,366      (1,670)      (304)
     Savings accounts                        5         (59)         (54)         12         (27)       (15)
     Time deposits                      (1,481)    (13,267)     (14,748)     (1,867)     (3,841)    (5,708)
     Short-term borrowings                (784)     (2,157)      (2,941)      1,547      (3,354)    (1,807)
     Long-term debt                         --          --           --          --          --         --
                                       --------------------------------     ------------------------------
         Total interest expense           (148)    (18,113)     (18,261)      1,089      (9,377)    (8,288)
                                       --------------------------------     ------------------------------
         Net interest income           $ 4,574    $   (218)      $4,356     $ 2,849    $ (1,435)   $ 1,414
                                       ================================     ==============================

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

Investment Portfolio Composition

                                                             At December 31,
                                                    --------------------------------
                                                      2002        2001        2000
                                                    --------    --------    --------
                                                         (Dollars in thousands)
U.S. Government and agency obligations              $104,409    $105,423    $106,210
Obligations of states and political subdivisions      27,679      36,842      41,026
Mortgage-backed securities                            41,751      70,657      70,567
Other securities                                      14,850      14,424      11,989
                                                    --------    --------    --------
         Total investment securities                $188,689    $227,346    $229,792
                                                    ========    ========    ========

Available for sale (fair value)                     $148,476    $167,545    $156,947
Held to maturity (amortized cost)                     31,154      49,893      64,406
Federal Reserve Bank and Federal Home
     Loan Bank Stock                                   9,059       9,908       8,439
                                                    --------    --------    --------
         Total investment securities                $188,689    $227,346    $229,792
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

                          Investment Portfolio Maturity

         The following table shows the maturities, carrying value (amortized cost for investment securities being held to maturity or estimated fair value for investment securities available for sale), estimated fair market values and average yields for Southwest's investment portfolio at December 31, 2002. Yields are not presented on a tax-equivalent basis. Maturities of mortgage-backed securities are based on expected maturities. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers on the underlying mortgages may have the right to call or prepay obligations with or without prepayment penalties. The securities of no single issuer (other than the United States or its agencies), or in the case of securities issued by state and political subdivisions, no source or group of sources of repayment, accounted for more than 10% of shareholders' equity of Southwest at December 31, 2002.

                                   One Year or Less     Two through Five Years  Five through Ten Years
                                 --------------------   ----------------------  ----------------------
                                 Amortized    Average    Amortized    Average    Amortized    Average
                                   Cost        Yield        Cost       Yield       Cost        Yield
                                 ---------    -------    ---------    -------    ---------    -------
                                                        (Dollars in thousands)
Held to Maturity:
U.S. government and agency
  obligations                    $  3,005       4.53%    $  5,063       5.37%    $     --         --%
Obligations of states and
  political subdivisions           12,215       4.22       10,871       4.43           --         --
                                 --------                --------                --------
    Total                          15,220       4.28       15,934       4.73           --         --
                                 --------                --------                --------

Available for Sale:
U.S. government and agency
  obligations                      42,034       5.07       49,512       4.81        2,500       4.04
Obligations of states and
  political subdivisions              940       4.86        3,400       4.42           --         --
Mortgage-backed securities         22,157       5.30       15,455       5.10          737       4.09
Other securities                       --         --       11,612       3.74           --         --
                                 --------                --------                --------
    Total                          65,131       5.15       79,979       4.69        3,237       4.05
                                 --------                --------                --------
  Total investment securities    $ 80,351                $ 95,913                $  3,237
                                 ========                ========                ========

                                 More than Ten Years        Total Investment Securities
                                 --------------------     ------------------------------
                                 Amortized    Average     Amortized    Market    Average
                                   Cost        Yield         Cost      Value      Yield
                                 ---------    -------     ---------    -------   -------
                                                (Dollars in thousands)
Held to Maturity:
U.S. government and agency
  obligations                    $     --        --%      $  8,068    $  8,335    5.06%
Obligations of states and
  political subdivisions               --        --         23,086      23,665    4.32
                                 --------                 --------    --------
    Total                              --        --         31,154      32,000    4.51
                                 --------                 --------    --------


Available for Sale:
U.S. government and agency
  obligations                          --        --         94,046      96,341    4.90
Obligations of states and
  political subdivisions               --        --          4,340       4,593    4.52
Mortgage-backed securities          2,567      4.18         40,916      41,751    5.13
Other securities                    3,286      4.55         14,898      14,850    3.92
                                 --------                 --------    --------
    Total                           5,853      4.39        154,200     157,535    4.86
                                 --------                 --------    --------
   Total investment securities   $  5,853                 $185,354    $189,535
                                 ========                 ========    ========

                                 Loan Portfolio

         The following table presents the composition of Southwest's loan portfolio, net of unearned interest:

                                                                 At December 31,
                                             2002                      2001                       2000
                                    ---------------------     ---------------------     ---------------------
                                      Amount         %          Amount         %           Amount         %
                                    -----------    ------     -----------    ------     -----------    ------
                                                              (Dollars in thousands)
Real estate mortgage -
  Commercial                        $   374,999     34.06%    $   301,578     32.39%    $   276,525     30.30%
  One to four family residential        102,423      9.30         106,206     11.41         107,360     11.76
Real estate construction                130,001     11.81          91,897      9.87         103,951     11.39
Commercial                              348,879     31.68         312,577     33.58         311,953     34.19
Installment and consumer -
  Government-guaranteed
    student loans                       119,064     10.81          91,841      9.86          77,846      8.53
  Other                                  25,746      2.34          26,947      2.89          34,915      3.83
                                    -----------    ------     -----------    ------     -----------    ------
                                      1,101,112    100.00%        931,046    100.00%        912,550    100.00%
                                                   ======                    ======                    ======

Less:  Allowance for loan loss          (11,888)                  (11,492)                  (12,125)
                                    -----------               -----------               -----------
  Total                             $ 1,089,224               $   919,554               $   900,425
                                    ===========               ===========               ===========
                                                   At December 31,
                                              1999                     1998
                                    ---------------------    ---------------------
                                      Amount         %          Amount         %
                                    -----------    ------    -----------    ------
                                               (Dollars in thousands)
Real estate mortgage -
  Commercial                        $   263,216     30.86%   $   275,729     34.75%
  One to four family residential        102,973     12.07         83,657     10.55
Real estate construction                 85,511     10.03         76,544      9.65
Commercial                              296,415     34.77        252,341     31.81
Installment and consumer -
  Government-guaranteed
    student loans                        69,873      8.19         65,242      8.22
  Other                                  34,820      4.08         39,806      5.02
                                    -----------    ------    -----------    ------
                                        852,808    100.00%       793,319    100.00%
                                                   ======                   ======

Less:  Allowance for loan loss          (11,190)                 (10,401)
                                    -----------              -----------
  Total                             $   841,618              $   782,918
                                    ===========               ===========

         Potential Nonperforming Loans. Those performing loans considered potential nonperforming loans, loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms over the next six months, amounted to approximately $28.9 million at December 31, 2002, compared to $55.8 million at December 31, 2001, and $53.1 million at December 31, 2000. Loans may be monitored by management and reported as potential nonperforming loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.

                   Allocation of the Allowance for Loan Losses

         Southwest's methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and an unallocated allowance. Additional information regarding this methodology, the allowance for loan losses, and the related provision for loan losses is included in the Annual Report on pages 8 and 9 under the caption "Provision for Loan Losses," and in Note 1 on page 25 and Note 3 on page 31 . The following table presents a five-year history for the allocation of the allowance for loan losses along with the percentage of total loans and leases in each category (dollars in thousands).When measured against the total allowance, general reserves increased to 11.3% at December 31, 2002 from 4.9% at December 31, 2001, and decreased from 25.0% at December 31, 2000.

                                                                   At December 31,
                                    --------------------------------------------------------------------------
                                             2002                      2001                      2000
                                    ----------------------    ----------------------    ----------------------
                                               Percent of                Percent of                Percent of
                                                Loans in                  Loans in                  Loans in
                                                  Each                      Each                      Each
                                               Category to               Category to               Category to
                                     Amount    Total Loans     Amount    Total Loans     Amount    Total Loans
                                    -------    -----------    -------    -----------    -------    -----------
                                                              (Dollars in thousands)
Real estate mortgage -
  Commercial                        $ 4,076       34.06%      $ 2,277       32.39%      $   916       30.30%
  One to four family residential        509        9.30           557       11.41           546       11.76
Real estate construction              1,405       11.81           750        9.87         3,003       11.39
Commercial                            4,271       31.68         6,680       33.58         4,286       34.19
Installment and consumer -
  Government-guaranteed
    student loans                        59       10.81            46        9.86            --        8.53
  Other                                 225        2.34           298        2.89           347        3.83
Unallocated                           1,343                       884                     3,027
                                    -------      ------       -------      ------       -------      ------
  Total                             $11,888      100.00%      $11,492      100.00%      $12,125      100.00%
                                    =======      ======       =======      ======       =======      ======
                                                    At December 31,
                                    -------------------------------------------------
                                             1999                      1998
                                    ----------------------    -----------------------
                                               Percent of                Percent of
                                                Loans in                  Loans in
                                                  Each                      Each
                                               Category to               Category to
                                     Amount    Total Loans     Amount    Total Loans
                                    -------    -----------    -------    ------------
                                               (Dollars in thousands)
Real estate mortgage -
  Commercial                        $ 1,128       30.86%      $   851       34.75%
  One to four family residential        602       12.07           321       10.55
Real estate construction              1,893       10.03           912        9.65
Commercial                            4,028       34.77         5,353       31.81
Installment and consumer -
  Government-guaranteed
    student loans                        56        8.19            --        8.22
  Other                                 491        4.08           510        5.02
Unallocated                           2,992                     2,454
                                    -------      ------       -------      ------
  Total                             $11,190      100.00%      $10,401      100.00%
                                    =======      ======       =======      ======

         Management believes that the allowance for loan losses is adequate. However, the determination of the allowance requires significant judgment, and estimates of probable losses inherent in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the assets comprising the loan and lease portfolio and changes in the financial condition of borrowers that may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by Stillwater National, periodically review the Bank's loan portfolio and allowance for loan losses. Such review may result in recognition of additions to the allowance based on their judgments of information available to them at the time of their examination

                   Certificates of Deposit of $100,000 or More

         The following table indicates the amount of Southwest's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2002:

                 Maturity Period                             Amount
         ---------------------------------                  --------
              (Dollars in thousands)

         Three months or less (1)                           $109,669
         Over three through six months (1)                    97,146
         Over six through 12 months (1)                       55,477
         Over 12 months                                       46,913
                                                            --------
                  Total                                     $309,205
                                                            ========

(1) The amount of certificates of deposit that mature within 12 months is $262.3 million. The Company does not have any liquidity concerns as a result of the volume of these maturities.

Other Material

         The Letter to Shareholders from the CEO on page 2 of the Annual Report, the information set forth on pages 4 through 15 and page 17 of the Annual Report, Note 1-"Summary of Significant Accounting and Reporting Policies" on pages 24 through 27 of the Annual Report, Note 3-"Loans" on pages 29 through 31 of the Annual Report, and Note 5-"Other Borrowed Funds" on pages 32 and 33 of the Annual Report are incorporated herein by reference.

Availability of filings through Southwest's Website

         Southwest provides internet access to annual reports on form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, through its Investor Relations website, at www.oksb.com (This site also is accessible through the Bank's website at www.banksnb.com.). Access to these reports is provided by means of a link to a third party vendor that maintains a database of such filings. In general, Southwest intends that these reports be available a soon as reasonably practicable after they are filed with or furnished to the SEC. However, technical and other operational obstacles or delays caused by the vendor may delay their availability. The SEC maintains a website (www.sec.gov) where these filings also are available through the SEC's EDGAR system. There is no charge for access to these filings through either Southwest's site or the SEC's site, although users should understand that there may be costs associated with electronic access, such as usage charges from Internet access providers and telephone companies, that they may bear.

ITEM 2. PROPERTIES

         Page 44 of the Annual Report (listing executive and other offices) is hereby incorporated by reference. The Corporate Headquarters, Drive-in and Mortgage Lending, Chickasha Branch, and Tulsa Utica Branch are owned. Other facilities are held under lease or similar arrangement.

ITEM 3. LEGAL PROCEEDINGS

         Note 14--"Commitments and Contingencies" on pages 38 and 39 of the Annual Report is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 2002, through solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The following table presents disclosure regarding equity compensation plans in existence at December 31, 2002, consisting only of the 1994 stock option plan (expired but having outstanding options that may still be exercised) and the 1999 stock option plan, both of which were approved by the shareholders (described further under the caption "Stock Option Plan" in Note 1 to the consolidated financial statements).

                                                           Equity Compensation Plan Information

--------------------------------------------------------------------------------------------------------------------
        Plan category           Number of securities to be    Weighted average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and        future issuance under
                                    warrants and rights                rights              equity compensation plans
                                            (a)                         (b)                  excluding securities
                                                                                            reflected in column (a)
                                                                                                      (c)
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders             653,324                      $14.25                       182,328
----------------------------------------------------------- ---------------------------- ---------------------------
Equity compensation plans not
approved by security holders                0                            0                            0
----------------------------------------------------------- ---------------------------- ---------------------------
            Total                        653,324                      $14.25                       182,328
----------------------------------------------------------- ---------------------------- ---------------------------

         As of March 7, 2003, there were approximately 2,200 holders of record of Southwest's Common Stock. The section titled "Stock Information" on page 44 of the Annual Report is hereby incorporated by reference.

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

         Pages 4 through 15 of the Annual Report are hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The section titled "Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk" on pages 13 through 14 of the Annual Report is hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Pages 18 through 23 of the Annual Report are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable. During the past two years or any subsequent period there has been no change in or reportable disagreement with the certifying accountants for Southwest or any of its subsidiaries.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors and nominees for directors of Southwest and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions titled "Proposal I--Election of Directors" on pages 2 through 6 of the Proxy Statement, and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 of the Proxy Statement, and is hereby incorporated by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding beneficial ownership of Southwest's common stock by certain beneficial owners and directors and executive officers of Southwest is included under the caption "Common Stock Owned by Directors and Executive Officers" on pages 8 and 9 of the Proxy Statement and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions with management is included under the caption "Certain Transactions" on page 14 of the Proxy Statement and is hereby incorporated by reference.

ITEM 14. CONTROLS AND PROCEDURES

         Within the ninety days prior to the filing of this report, Southwest's management, under the supervision and with the participation of Southwest's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Southwest's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Southwest's disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant or material weaknesses) in Southwest's internal controls or in other factors subsequent to the date of the evaluation that could significantly affect those controls.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Documents Filed as Part of this Report

         (1) Financial Statements. The consolidated financial statements of Southwest included in the Annual Report to Shareholders for the year ended December 31, 2002, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.

         The following financial statements are filed as a part of this report:

              Independent Auditors' Report for the Years Ended December 31, 2002 and 2001

              Consolidated Statements of Financial Condition at December 31, 2002 and 2001

              Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001, and 2000

              Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2002, 2001, and 2000

              Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2002, 2001, and 2000

              Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000

              Notes to Consolidated Financial Statements for the Years Ended December 31, 2002, 2001, and 2000

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

         (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

No.           Exhibit
---           -------

 3.1          Amended and Restated Certificate of Incorporation of Southwest
              Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to
              Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
 3.2          Bylaws of Southwest Bancorp, Inc. (incorporated by reference to
              Exhibit 3.2 to Registration Statement on Form S-1 (File No.
              33-71168))
 4.1          Rights Agreement, dated as of April 22, 1999, between Southwest
              Bancorp, Inc. and Harris Trust & Savings Bank, as rights agent and
              Form of Certificate of Designations setting forth terms of Class
              B, Series 1 Preferred Stock of Southwest Bancorp, Inc. referred to in the rights agreement (incorporated by reference to Exhibits 1 and 2 to Current Report on Form 8-K dated April 22, 1999)
*10.1         Southwest Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.1 to Registration Statement on Form
              S-8 (File No. 33-97850))
*10.2         Severance Compensation Plan (incorporated by reference as Exhibit
              10.2 to Registration Statement on Form S-1 (File No. 33-71168))
*10.3         Southwest Bancorp, Inc. 1994 Stock Option Plan (incorporated by reference from Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993)
*10.4         Southwest Bancorp, Inc. 1999 Stock Option Plan (incorporated by reference from Exhibit 4 to Registration Statement on Form S-8
              (File No. 333-92143))
*10.5         Stillwater National Bank and Trust Company 2002 and 2003 Deferred
              Compensation Plans.
*10.6         Stillwater National Bank and Trust Company Supplemental Profit
              Sharing Plan and Agreement dated December 19, 2002.
 13           Annual Report to Shareholders for the Year Ended December 31, 2002
 21           Subsidiaries of the Registrant
 23           Independent Auditors' Consent

 24           Power of Attorney
 99           Certifications pursuant to 18 U.S.C. Section 1350

* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

         (b) Reports on Form 8-K.

         Southwest filed no Reports on Form 8-K during the quarter ended December 31, 2002.

         (c) Exhibits. See (a)(3) above for all exhibits filed herewith and the
Exhibit Index.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SOUTHWEST BANCORP, INC.

March 27, 2003                                       By: /s/ Rick Green
                                                         -----------------------
                                                         Rick Green
                                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Rick Green                                                    March 27, 2003
---------------------------------------
Rick Green
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Kerby E. Crowell                                             March 27,  2003
---------------------------------------
Kerby E. Crowell
Executive Vice President,
  Chief Financial Officer and Secretary
  (Principal Financial and
  Accounting Officer)

         A majority of the directors of Southwest executed a power of attorney appointing Rick Green as their attorney-in-fact, empowering him to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Form 10-K for the year ended December 31, 2002. This report has been signed below by such attorney-in-fact as of March 27, 2003.

By:  /s/ Rick Green
     ------------------------------------
     Rick Green
     Attorney-in-Fact for Majority of the
     Directors of Southwest

CERTIFICATIONS

I, Rick Green, President and Chief Executive Officer of Southwest Bancorp, Inc. ("Southwest"), certify that:

1. I have reviewed this annual report on Form 10-K of Southwest;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                                     /s/ Rick Green
                                                         -----------------------
                                                         Rick Green
                                                         President and
                                                         Chief Executive Officer

I, Kerby E. Crowell, Executive Vice President and Chief Financial Officer of Southwest Bancorp, Inc. ("Southwest"), certify that:

1. I have reviewed this annual report on Form 10-K of Southwest;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003                               /s/ Kerby E. Crowell
                                                    ----------------------------
                                                    Kerby E. Crowell
                                                    Executive Vice President and
                                                    Chief Financial Officer