Form 10-Q
period 2003-03-31
SOUTHWEST BANCORP INC
filed 2003-05-12
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2003

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

608 South Main Street
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

                                [ x ] YES [ ] NO

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange At).

                                [ x ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                    5,907,601
                                    ---------


                                     1 of 24

                             SOUTHWEST BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                                   Page No.
                                                                                   --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  Unaudited Consolidated Statements of Financial Condition at
                   March 31, 2003 and December 31, 2002                                3

                  Unaudited Consolidated Statements of Operations for the
                    three months ended March 31, 2003 and 2002                         4

                  Unaudited Consolidated Statements of Cash Flows for the
                    three months ended March 31, 2003 and 2002                         5

                  Unaudited Consolidated Statements of Shareholders' Equity for the
                    three months ended March 31, 2003                                  6

                  Unaudited Consolidated Statements of Comprehensive Income for the
                    three months ended March 31, 2003 and 2002                         6

                  Notes to Unaudited Consolidated Financial Statements                 7

                  Average Balances, Yields and Rates                                  12

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                13

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK                                                        18

         ITEM 4.  CONTROLS AND PROCEDURES                                             18

PART II.  OTHER INFORMATION                                                           19

SIGNATURES                                                                            20

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

                                                                                    MARCH 31,      DECEMBER 31,
                                                                                      2003            2002
                                                                                      ----            ----
ASSETS:
Cash and cash equivalents                                                          $    40,272    $    34,847
Federal funds sold                                                                       7,300             --
Investment securities:
     Held to maturity, fair value $27,030 (2003) and $32,000 (2002)                     26,357         31,154
     Available for sale, amortized cost $142,735 (2003) and $145,141 (2002)            145,207        148,476
     Federal Reserve Bank and Federal Home Loan Bank Stock, at cost                     10,861          9,059
Loans held for sale                                                                      9,408         10,638
Loans receivable, net of allowance for loan losses
     of $13,152 (2003) and $11,888 (2002)                                            1,207,162      1,078,586
Accrued interest receivable                                                             10,148          9,283
Premises and equipment, net                                                             20,663         20,202
Other assets                                                                             8,671          7,523
                                                                                   -----------    -----------
            Total assets                                                           $ 1,486,049    $ 1,349,768
                                                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
     Noninterest-bearing demand                                                    $   145,790    $   135,945
     Interest-bearing demand                                                            55,553         50,162
     Money market accounts                                                             282,941        258,712
     Savings accounts                                                                    6,246          5,700
     Time deposits of $100,000 or more                                                 398,416        309,205
     Other time deposits                                                               262,686        262,033
                                                                                   -----------    -----------
         Total deposits                                                              1,151,632      1,021,757
Accrued interest payable                                                                 3,914          4,486
Income tax payable                                                                       1,987             --
Other liabilities                                                                        3,305          2,858
Other borrowings                                                                       200,401        199,282
Long-term debt:
     Guaranteed preferred beneficial interests in the Company's
         subordinated debentures                                                        25,013         25,013
                                                                                   -----------    -----------
            Total liabilities                                                        1,386,252      1,253,396
Shareholders' equity:
     Common stock - $1 par value; 20,000,000 shares authorized; 6,121,521 shares
         issued and outstanding                                                          6,122          6,122
     Capital surplus                                                                    12,397         12,317
     Retained earnings                                                                  83,504         80,724
     Accumulated other comprehensive income (loss)                                       1,485          2,201
     Treasury stock, at cost; 258,660 (2003) and 348,142 (2002) shares                  (3,711)        (4,992)
                                                                                   -----------    -----------
            Total shareholders' equity                                                  99,797         96,372
                                                                                   -----------    -----------
            Total liabilities & shareholders' equity                               $ 1,486,049    $ 1,349,768
                                                                                   ===========    ===========

     The accompanying notes are an integral part of this statement.


SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except earnings per share data)

                                                 FOR THE THREE MONTHS
                                                    ENDED MARCH 31,
                                                   2003        2002
                                                 -------      -------
Interest income:
     Interest and fees on loans                   $17,722     $15,980
     Investment securities:
         U.S. Government and agency obligations     1,284       1,513
         Mortgage-backed securities                   371         932
         State and political subdivisions             266         388
         Other securities                             152         143
     Other interest-earning assets                      4           7
                                                  -------     -------
         Total interest income                     19,799      18,963

Interest expense:
     Interest-bearing demand                           81          82
     Money market accounts                          1,176         872
     Savings accounts                                   4           6
     Time deposits of $100,000 or more              2,243       2,374
     Other time deposits                            1,823       2,710
     Other borrowings                               1,295       1,275
     Long-term debt                                   582         582
                                                  -------     -------
         Total interest expense                     7,204       7,901
                                                  -------     -------
Net interest income                                12,595      11,062

Provision for loan losses                           1,722       1,250

Other income:
     Service charges and fees                       2,251       1,774
     Other noninterest income                         274         228
     Gain on sales of loans receivable                937         644
     Gain on sales of investment securities             2           2
                                                  -------     -------
         Total other income                         3,464       2,648

Other expenses:
     Salaries and employee benefits                 4,312       3,802
     Occupancy                                      1,922       1,717
     FDIC and other insurance                          78          72
     Other real estate                                161          22
     General and administrative                     2,421       2,198
                                                  -------     -------
         Total other expenses                       8,894       7,811
                                                  -------     -------
Income before taxes                                 5,443       4,649
     Taxes on income                                1,930       1,571
                                                  -------     -------
Net income                                        $ 3,513     $ 3,078
                                                  =======     =======

Basic earnings per share                          $  0.60     $  0.54
                                                  =======     =======
Diluted earnings per share                        $  0.58     $  0.52
                                                  =======     =======
Cash dividends declared per share                 $  0.13     $  0.11
                                                  =======     =======

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                     FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                       2003         2002
                                                                       ----         ----
Operating activities:
     Net income                                                     $   3,513    $   3,078
     Adjustments to reconcile net income to net
         cash (used in) provided from operating activities:
            Provision for loan losses                                   1,722        1,250
            Depreciation and amortization expense                         648          634
            Amortization of premiums and accretion of
                discounts on securities, net                               44          915
            Amortization of intangibles                                    67           46
            Tax benefit from exercise of stock options                    470           --
            (Gain) Loss on sales/calls of securities                       (2)          (2)
            (Gain) Loss on sales of loans receivable                     (937)        (644)
            (Gain) Loss on sales of premises/equipment                     (7)           6
            (Gain) Loss on other real estate owned, net                   109           (2)
            Proceeds from sales of residential mortgage loans          47,083       22,718
            Residential mortgage loans originated for resale          (43,998)     (18,555)
     Changes in assets and liabilities:
         Accrued interest receivable                                     (865)         337
         Other assets                                                  (1,230)         (35)
         Income taxes payable                                           1,987        1,151
         Accrued interest payable                                        (572)        (337)
         Other liabilities                                                349          396
                                                                    ---------    ---------
            Net cash (used in) provided from operating activities       8,381       10,956
                                                                    ---------    ---------
Investing activities:
     Proceeds from principal repayments, calls and maturities:
         Held to maturity securities                                    4,785        4,400
         Available for sale securities                                 25,978       16,210
     Proceeds from redemptions of Federal Home Loan Bank stock             --          562
     Purchases of Federal Reserve Bank and Federal Home Loan
         Bank stock                                                    (1,802)          --
     Purchases of held to maturity securities                              --       (1,022)
     Purchases of available for sale securities                       (23,602)      (6,100)
     Loans originated and principal repayments, net                  (178,776)     (60,148)
     Proceeds from sales of guaranteed student loans                   47,560       30,460
     Purchases of premises and equipment                               (1,116)        (638)
     Proceeds from sales of premises and equipment                         14           34
     Proceeds from sales of other real estate owned                        53          259
                                                                    ---------    ---------
            Net cash (used in) provided from investing activities    (126,906)     (15,983)
                                                                    ---------    ---------
Financing activities:
     Net increase (decrease) in deposits                              129,875       30,818
     Net increase (decrease) in other borrowings                        1,119      (30,835)
     Net proceeds from issuance of common stock                           891          605
     Purchases of treasury stock                                           --         (918)
     Common stock dividends paid                                         (635)        (456)
                                                                    ---------    ---------
            Net cash (used in) provided from financing activities     131,250         (786)
                                                                    ---------    ---------
Net increase (decrease) in cash and cash equivalents                   12,725       (5,813)
Cash and cash equivalents,
     Beginning of period                                               34,847       32,406
                                                                    ---------    ---------
     End of period                                                  $  47,572    $  26,593
                                                                    =========    =========



The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)

                                                                                     ACCUMULATED                 TOTAL
                                                                                        OTHER                    SHARE-
                                        COMMON STOCK        CAPITAL      RETAINED   COMPREHENSIVE   TREASURY     HOLDERS'
                                      SHARES      AMOUNT    SURPLUS      EARNINGS   INCOME (LOSS)    STOCK       EQUITY
                                  ----------------------------------------------------------------------------------------
Balance, January 1, 2003            6,121,521   $   6,122   $  12,317    $  80,724    $   2,201    $  (4,992)   $  96,372

Cash dividends declared:
     Common, $0.125 per share              --          --          --         (733)          --           --         (733)
Common stock issued:
     Employee Stock Option Plan            --          --        (404)          --           --        1,263          859
     Employee Stock Purchase Plan          --          --           6           --           --            8           14
     Dividend Reinvestment Plan            --          --           8           --           --           10           18
Tax benefit related to exercise
     of stock options                      --          --         470           --           --           --          470
Other comprehensive income
     (loss), net of tax                    --          --          --           --         (716)          --         (716)
Net income                                 --          --          --        3,513           --           --        3,513
                                    ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balance, March 31, 2003             6,121,521   $   6,122   $  12,397    $  83,504    $   1,485    $  (3,711)   $  99,797
                                    =========   =========   =========    =========    =========    =========    =========

The accompanying notes are an integral part of this statement.


SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

                                                            FOR THE THREE MONTHS
                                                                 ENDED MARCH,
                                                             2003        2002
                                                             ----        ----

Net income                                                 $ 3,513     $ 3,078

Other comprehensive income (loss)
     Unrealized holding gain (loss) on available
         for sale securities                                  (862)     (1,334)
     Reclassification adjustment for (gains) losses
         arising during the period                              (2)         (2)
                                                           -------     -------
     Other comprehensive income (loss), before tax            (864)     (1,336)
     Tax (expense) benefit related to items
         of other comprehensive income (loss)                  148         456
                                                           -------     -------
     Other comprehensive income (loss), net of tax            (716)       (880)
                                                           -------     -------
Comprehensive income                                       $ 2,797     $ 2,198
                                                           =======     =======

The accompanying notes are an integral part of this statement.

                             SOUTHWEST BANCORP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in shareholders' equity, cash flows and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal, recurring adjustments. The results of operations for the three months ended March 31, 2003 and 2002 and the cash flows for the three months ended March 31, 2003 and 2002 should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.

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

NOTE 3: RECENTLY ADOPTED ACCOUNTING STANDARD

In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Implementation of the provisions of FIN 45 did not have a significant impact on Southwest's financial statements.

On December 31, 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for Statement 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for stock options using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. Statement 148's amendment of the transition and annual disclosure requirements of Statement 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. As allowed by Statement 123, Southwest follows the recognition requirements of Opinion No. 25, which results in no charge to earnings when options are issued at fair market value. Therefore, the adoption of this statement did not have any impact on Southwest's financial position or results of operations.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                                                                       FOR THE THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                       2003            2002
                                                                                       ----            ----
Net earnings, as reported                                                             $3,513          $3,078
Less:  Stock-based employee compensation expense determined under
      fair value based method for all awards, net of related tax effects                (106)           (150)
                                                                                      ------          ------
Proforma net income                                                                   $3,407          $2,928
                                                                                      ======          ======
Earnings per share:
      Basic -- as reported                                                             $0.60           $0.54
      Basic -- proforma                                                                $0.58           $0.51
      Diluted -- as reported                                                           $0.58           $0.52
      Diluted -- proforma                                                              $0.56           $0.49



NOTE 4: ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is shown below for the indicated periods.


                                                       FOR THE THREE        FOR THE
                                                        MONTHS ENDED       YEAR ENDED
                                                       MARCH 31, 2003   DECEMBER 31, 2002
                                                       --------------   -----------------
                                                            (Dollars in thousands)
Balance at beginning of period                         $   11,888        $   11,492
Loans charged-off:
     Real estate mortgage                                      62               777
     Real estate construction                                   3                --
     Commercial                                               373             4,248
     Installment and consumer                                 211               371
                                                       ----------        ----------
         Total charge-offs                                    649             5,396
Recoveries:
     Real estate mortgage                                      46                93
     Real estate construction                                  --                --
     Commercial                                               128               107
     Installment and consumer                                  17               149
                                                       ----------        ----------
         Total recoveries                                     191               349
                                                       ----------        ----------
Net loans charged-off                                         458             5,047
Provision for loan losses                                   1,722             5,443
                                                       ----------        ----------
Balance at end of period                               $   13,152        $   11,888
                                                       ==========        ==========
Loans outstanding:
     Average                                           $1,184,985        $1,012,487
     End of period                                      1,229,722         1,101,112
Net charge-offs to total average loans (annualized)          0.16%             0.50%
Allowance for loan losses to total loans                     1.07%             1.08%

Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.



                                                             AT                    AT
                                                       MARCH 31, 2003       DECEMBER 31, 2002
                                                       --------------       -----------------
                                                               (Dollars in thousands)
Nonaccrual loans (1)                                       $11,990                $11,455
Past due 90 days or more (2)                                 2,657                  1,452
                                                           -------                -------
     Total nonperforming loans                              14,647                 12,907
Other real estate owned                                        585                    747
                                                           -------                -------
     Total nonperforming assets                            $15,232                $13,654
                                                           =======                =======

Nonperforming loans to loans receivable                       1.19%                  1.17%
Allowance for loan losses to nonperforming loans             89.79%                 92.11%
Nonperforming assets to loans receivable and
     other real estate owned                                  1.24%                  1.24%


(1) The government-guaranteed portion of loans included in these totals was $1.4 million (2003) and $988,000 (2002).

(2) The government-guaranteed portion of loans included in these totals was $96,000 (2003) and $29,000 (2002).

Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest deems appropriate. The allowance is based on careful, continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio and unused commitments to provide financing. Southwest's systematic methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and an unallocated reserve. During the quarter ended March 31, 2003, there were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases. Loss factors generally are based on Southwest's historical loss experience in the various portfolio categories over the prior six quarters or four quarters, but may be adjusted for categories where six and four quarter loss experience is historically unusual. Such an adjustment was made in the first quarter of 2003 in order to moderate, but not eliminate, the effects of losses on two credit relationships that had resulted in an historically anomalous loss factor for non-classified, secured commercial loans. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses. Formula allowances also are established for loans that do not have specific allowances according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade. Specific allowances are established in cases where management has identified significant conditions or circumstances related to individual loans that management believes indicate the probability that a loss may be incurred in an amount different from the amounts determined by application of the formula allowance. Specific allowances include amounts related to loans that are identified for evaluation of impairment, which is based on discounted cash flows using each loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. All of Southwest's nonaccrual loans are considered to be impaired loans. The unallocated allowance is based upon management's evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. These factors may include general economic and business conditions affecting lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal credit examiners, and management's judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Management reviews these conditions quarterly.

Management strives to carefully monitor credit quality and to identify loans that may become nonperforming. At any time, however, there are loans included in the portfolio that will result in losses to Southwest, but that have not been identified as nonperforming or potential problem loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few such loans may cause a significant increase in nonperforming assets, and may lead to a material increase in charge-offs and the provision for loan losses in future periods.

NOTE 5: LOANS RECEIVABLE

Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Kansas and Texas. Its commercial lending operations are concentrated in the Stillwater, Tulsa, and Oklahoma City areas of Oklahoma, in Wichita, Kansas and in Frisco, Texas. As a result, the collectibility of Southwest's loan portfolio can be affected by changes in the general economic conditions in these three states and in those metropolitan areas. At March 31, 2003 and December 31, 2002, substantially all of Southwest's loans are collateralized with real estate, inventory, accounts receivable and/or other assets, or are guaranteed by agencies of the United States Government.

At March 31, 2003, loans to individuals and businesses in the healthcare industry totaled approximately $243.9 million, or 20% of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% or more of total loans.

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $12.0 million at March 31, 2003. During the first three months of 2002, $5,000 in interest income was received on nonaccruing loans. If interest on those loans had been accrued, additional total interest income of $218,000 would have been recorded.

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

NOTE 7: EARNINGS PER SHARE

Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury stock method. At March 31, 2003 and 2002, there were 110,794 and 5,000 antidilutive options to purchase common shares, respectively.

The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:

                                                      FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                                     2003               2002
                                                  ---------           ---------
Weighted average shares outstanding:
     Basic earnings per share                     5,827,499           5,702,426
Effect of dilutive securities:
     Stock options                                  234,987             230,088
                                                  ---------           ---------
Weighted average shares outstanding:
     Diluted earnings per share                   6,062,486           5,932,514
                                                  =========           =========



NOTE 8: SHAREHOLDERS' EQUITY

SHARE REPURCHASE PROGRAM

In March 2002, Southwest authorized the repurchase of up to 5% of its current outstanding common stock in the period ending March 31, 2003. As of March 31, 2003, Southwest had purchased 15,000 shares under this program at an average price of $21.79 per share. These repurchases reduced shareholders' equity by $327,000 in 2002.

In March 2003, Southwest authorized the repurchase of up to an additional 5% of its current outstanding common stock. Share repurchases under the current program are expected to be made primarily on the open market, from time to time, until March 31, 2004, or earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting and other factors. As of March 31, 2003, no share repurchases had been made under this program.

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

SOUTHWEST BANCORP, INC.
AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)


                                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                                                     2003                          2002
                                                         ------------------------------------------------------------
                                                             AVERAGE        AVERAGE        AVERAGE        AVERAGE
                                                             BALANCE      YIELD/RATE       BALANCE       YIELD/RATE
                                                         ------------------------------------------------------------
ASSETS:
     Loans receivable                                      $1,184,985        6.07%        $  952,909        6.80%
     Investment securities                                    182,557        4.61            219,125        5.51
     Other interest-earning assets                              1,434        1.13              1,748        1.62
                                                           ----------                     ----------
         Total interest-earning assets                      1,368,976        5.87          1,173,782        6.55
     Noninterest-earning assets                                53,508                         53,384
                                                           ----------                     ----------
         Total assets                                      $1,422,484                     $1,227,166
                                                           ==========                     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
     Interest-bearing demand                               $   54,226        0.61%         $  50,710        0.66%
     Money market accounts                                    271,671        1.76            169,851        2.08
     Savings accounts                                           6,147        0.26              5,659        0.43
     Time deposits                                            612,908        2.69            580,236        3.55
                                                           ----------                     ----------
         Total interest-bearing deposits                      944,952        2.29            806,456        3.04
     Other borrowings                                         215,796        2.43            183,596        2.82
     Long-term debt                                            25,013        9.30             25,013        9.30
                                                           ----------                     ----------
         Total interest-bearing liabilities                 1,185,761        2.46          1,015,065        3.16
     Noninterest-bearing demand                               124,022                        113,211
     Other noninterest-bearing liabilities                     15,074                         12,937
     Shareholders' equity                                      97,627                         85,953
                                                           ----------                     ----------
         Total liabilities and shareholders' equity        $1,422,484                     $1,227,166
                                                           ==========                     ==========

     Interest rate spread                                                    3.41%                          3.39%
                                                                             ====                           ====
     Net interest margin (1)                                                 3.73%                          3.82%
                                                                             ====                           ====
     Ratio of average interest-earning assets
         to average interest-bearing liabilities               115.45%                        115.64%
                                                           ==========                     ==========



(1) Net interest margin = annualized net interest income / average interest-earning assets

                             SOUTHWEST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This management's discussion and analysis of financial condition and results of operations and other portions of this report include forward-looking statements such as: statements of Southwest's goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of loan quality, and probable loan losses, liquidity, and market or interest rate risk; and statements of Southwest's ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates and other economic conditions; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest's past growth and performance do not necessarily indicate its future results.

You should read this management's discussion and analysis of Southwest's consolidated financial condition and results of operations in conjunction with Southwest's unaudited consolidated financial statements and the accompanying notes.

GENERAL

Southwest Bancorp, Inc. ("Southwest") is a financial holding company for the Stillwater National Bank and Trust Company ("Stillwater National"), SBI Capital Trust, and Business Consulting Group, Inc. Southwest is an independent institution, and is not controlled by out of state organizations or individuals.

Southwest offers a broad range of commercial and consumer banking and other financial services through full service offices in Stillwater, Oklahoma City, Tulsa and Chickasha, Oklahoma and Frisco, Texas; loan production offices in Wichita, Kansas and on the campuses of the University of Oklahoma Health Sciences Center and Oklahoma State University-Tulsa; a marketing presence in the Student Union at Oklahoma State University-Stillwater; and on the Internet, through SNB DirectBanker(R). Southwest has applied to create SNB Bank of Wichita, which it expects to open on the site of its Kansas loan production office during 2003. Southwest devotes substantial efforts to marketing and providing services to local businesses, their primary employees, and to other managers and professionals living and working in Southwest's market areas. Southwest has developed a marketing and delivery system that does not rely on an extensive branch network.

Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest has grown from $434 million in assets since becoming a public company at year-end 1993, to $1.5 billion at March 31, 2003, without acquiring other financial institutions. Southwest considers acquisitions of other financial institutions and other companies, however, from time to time, although it does not have any specific agreements or understandings for any such acquisition at present. Southwest also considers, from time to time, the establishment of new lending, banking and other offices in additional geographic markets. Southwest also extends loans to borrowers in Oklahoma and neighboring states through participations with correspondent banks.

FINANCIAL CONDITION

TOTAL ASSETS

Southwest's total assets were $1.5 billion at March 31, 2003 and $1.3 billion at December 31, 2002.

LOANS

Total loans, including loans held for sale, were $1.2 billion at March 31, 2003, a 12% increase ($128.6 million) from December 31, 2002. Southwest experienced increases in the categories of real estate construction loans ($53.9 million, or 41%); commercial and industrial loans ($48.1 million, or 14%); government-guaranteed student loans ($31.1 million, or 26%); and commercial real estate mortgages ($6.9 million, or 2%). These increases in loans were offset by reductions in residential mortgage loans ($10.0 million, or 10%) and other consumer loans ($1.4 million, or 6%). Loans held for sale, consisting of certain residential mortgages and business loans, decreased $1.2 million, or 12%, while portfolio loans increased $129.8 million, or 12%.

Management determines the appropriate level of the allowance for loan losses using a systematic methodology. (See Note 4, "Allowance for Loan Losses," in the Notes to Unaudited Consolidated Financial Statements.) The allowance for loan losses increased by $1.3 million, or 11%, from December 31, 2002 to March 31, 2003. At March 31, 2003, the allowance for loan losses was $13.2 million, or 1.07% of total loans and 89.79% of nonperforming loans, compared to $11.9 million, or 1.08% of total loans and 92.11% of nonperforming loans, at December 31, 2002. (See "Results of Operations-Provision for Loan Losses.")

DEPOSITS AND OTHER BORROWINGS

Southwest's deposits were $1.2 billion at March 31, 2003, an increase of $129.9 million, or 13%, from $1.0 billion at December 31, 2002. Increases occurred in all categories of deposits: time deposits increased $89.9 million, or 16%; money market accounts increased $24.2 million, or 9%; noninterest-bearing demand accounts increased $9.8 million, or 7%; interest-bearing demand accounts increased $5.4 million, or 11%; and savings accounts increased $546,000, or 10%.

Stillwater National has unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Morgan Stanley Dean Witter, Salomon Smith Barney, Prudential Securities Inc., PaineWebber Inc., RBC Dain Rauscher Inc., and CountryWide Securities that total $675.0 million. At March 31, 2003, $249.8 million in these retail certificates of deposit were included in total deposits. Stillwater National has other brokered certificates of deposit totaling $45.8 million included in total deposits at March 31, 2003.

During the same period, other borrowings increased $1.1 million, or less than 1%.

SHAREHOLDERS' EQUITY

Shareholders' equity increased by $3.4 million, or 4%, due primarily to earnings for the first three months of 2003 and stock option exercises, offset in part by common stock dividends and a decrease in accumulated other comprehensive income (net, after tax, unrealized gains on investment securities available for sale). At March 31, 2003, Southwest and Stillwater National continued to exceed all applicable regulatory capital requirements.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 and 2002

NET INCOME

For the first quarter of 2003, Southwest recorded net income of $3.5 million. This was $435,000, or 14%, more than the $3.1 million in net income recorded for the first quarter of 2002. Average shares outstanding were 5,827,499 for the first quarter of 2003 and 5,702,426 for the same period in 2002. Basic and diluted earnings per share increased to $0.60 and $0.58 per share for the first quarter of 2003 from $0.54 and $0.52 per share for the same period in 2002, respectively.

Net interest income increased $1.5 million, or 14%, for the first quarter of 2003 compared to the same period in 2002. This increase in net interest income as well as an $816,000, or 31%, increase in other income was offset by a $472,000, or 38%, increase in the provision for loan losses; a $1.1 million, or 14%, increase in other expense; and a $359,000, or 23%, increase in taxes on income. For the first quarter of 2003, the return on average total equity was 14.59% compared to a 14.52% return on average total equity for the first quarter of 2002.

NET INTEREST INCOME

Net interest income increased to $12.6 million for the first quarter of 2003 from $11.1 million for the same period in 2002 due to an $836,000, or 4%, increase in interest income combined with a $697,000, or 9%, reduction in interest expense. Yields on Southwest's interest-earning assets declined by 68 basis points, and the rates paid on Southwest's interest-bearing liabilities declined by 70 basis points, resulting in an increase in the interest rate spread to 3.41% for the first quarter of 2003 from 3.39% for the first quarter of 2002. During the same periods, annualized net interest margin declined from 3.82% to 3.73%. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 115.45% for the first quarter of 2003 from 115.64% for the first quarter of 2002.

Total interest income for the first quarter of 2003 was $19.8 million, a 4% increase from $19.0 million during the same period in 2002. The principal factor in the increase of interest income was the $195.2 million, or 17%, increase in average interest-earning assets, which was partially offset by the 68 basis point reduction in the yield earned on interest-earning assets. Southwest's average loans increased $232.1 million, or 24%, and the related yield was reduced to 6.07% for the first quarter of 2003 from 6.80% in 2002. During the same period, average investment securities declined $36.6 million, or 17%, and the related yield was reduced to 4.61% from 5.51%.

Total interest expense for the first quarter of 2003 was $7.2 million, a decline of 9% from $7.9 million for the same period in 2002. The decline in total interest expense can be attributed to the 70 basis point reduction in the rates paid on interest-bearing liabilities, which was partially offset by the $170.7 million, or 17%, increase in average interest-bearing liabilities. Rates paid on deposits decreased for all categories.

OTHER INCOME

Other income increased by $816,000, or 31%, for the first quarter of 2003 compared to the same period of 2002 primarily as a result of a $477,000, or 27%, increase in service charges; a $293,000, or 46%, increase in gains on sales of loans; and a $46,000, or 20%, increase in other noninterest income.

OTHER EXPENSES

Southwest's other expenses increased $1.1 million, or 14%, for the first quarter of 2003 compared to the same period in 2002. This increase was primarily the result of a $510,000, or 13%, increase in salaries and employee benefits; a $223,000, or 10%, increase in general and administrative expenses; a $205,000, or 12%, increase in occupancy expense; a $139,000, or 632%, increase in other real estate expense; and a $6,000, or 8%, increase in FDIC and other insurance.

                                  * * * * * * *

PROVISION FOR LOAN LOSSES

Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest determines is appropriate based on a systematic methodology. (See Note 4, "Allowance for Loan Losses," in the Notes to Unaudited Consolidated Financial Statements.)

The allowance for loan losses of $13.2 million increased $1.3 million, or 11%, from year-end 2002, and represented 1.07% of total loans, compared with 1.08% of total loans at December 31, 2002. Loans of $1.2 billion at March 31, 2003 grew $128.6 million, or 12%, from year-end 2002. A provision of $1.7 million was recorded in the first three months of 2003, an increase of $472,000, or 38%, from the first three months of 2002. The primary cause of the increase in the allowance was growth in loans, particularly in real estate construction and commercial loans.

Total nonaccrual loans increased $535,000, or 5%, from December 31, 2002, while total nonperforming loans increased by $1.7 million, or 13%. Total nonperforming assets of $15.2 million (which includes other real estate owned) increased by $1.6 million, or 12%, and equaled 1.24% of total loans and other real estate, the same percentage as at December 31, 2002. As shown in Note 4, total nonperforming loans at March 31, 2003 represented 1.19% of total loans, compared to $12.9 million, or 1.17% of total loans, at December 31, 2002.

TAXES ON INCOME

Southwest's income tax expense was $1.9 million and $1.6 million for the first three months of 2003 and 2002, respectively. Southwest's effective tax rates have been lower than federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans and the organization in July 2001 of a real estate investment trust.

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

Southwest has available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank ("FRB"), the Student Loan Marketing Association ("SLMA"), the F&M Bank of Tulsa ("F&M"), and the Federal Home Loan Bank of Topeka ("FHLB"). Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $668,000 at March 31, 2003. Stillwater National has approved federal funds purchase lines totaling $111.5 million with three other banks and one institutional broker; no amounts were outstanding on these lines at March 31, 2003. In addition, Stillwater National has available a $35.0 million line of credit from the SLMA and a $272.8 million line of credit from the FHLB. Borrowings under the SLMA line would be secured by student loans. Borrowings under the FHLB line are secured by all unpledged securities and other loans. The SLMA line expires April 20, 2007; no amount was outstanding on this line at March 31, 2003. The FHLB line of credit had an outstanding balance of $141.5 million at March 31, 2003. Stillwater National also has available unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Morgan Stanley Dean Witter, Salomon Smith Barney, Prudential Securities Inc., PaineWebber Inc., RBC Dain Rauscher Inc., and CountryWide Securities that total $675.0 million. At March 31, 2003, $249.8 million in these retail certificates of deposit were included in total deposits.

Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of direct obligations of U.S. Government Agency issues, which are designated as pledged with Stillwater National's safekeeping agent. These transactions are for one-to-four day periods.

During the first three months of 2003, the only categories of other borrowings whose averages exceeded 30% of ending shareholders' equity were repurchase agreements and funds borrowed from the FHLB.



                                                                  MARCH 31, 2003                      MARCH 31, 2002
                                                          -----------------------------          ---------------------------
                                                                              FUNDS                                FUNDS
                                                          REPURCHASE         BORROWED            REPURCHASE      BORROWED
                                                          AGREEMENTS      FROM THE FHLB          AGREEMENTS    FROM THE FHLB
                                                          -----------------------------          ---------------------------
                                                                               (DOLLARS IN THOUSANDS)

Amount outstanding at end of period                          $58,233         $141,500             $57,994        $105,272
Weighted average rate paid at end of period                     0.89%            3.09%               1.22%           3.81%
Average Balance:
     For the three months ended                              $50,778         $155,371             $51,814        $129,844
Average Rate Paid:
     For the three months ended                                 0.89%            2.99%               1.21%           3.47%
Maximum amount outstanding at any month end                  $58,233         $166,500             $57,994        $141,500



During the first three months of 2003, cash and cash equivalents increased by $12.7 million. This increase was the net result of cash provided from financing activities of $131.2 million (primarily from an increase in deposits) and cash provided from operating activities of $8.4 million offset in part by cash used in net loan origination and other investing activities of $126.9 million.

During the first three months of 2002, cash and cash equivalents decreased by $5.8 million. This reduction was the net result of cash used in net loan origination and other investing activities of $16.0 million and cash used in financing activities of $786,000 offset in part by cash provided from operating activities of $11.0 million.

CAPITAL RESOURCES

In the first three months of 2003, total shareholders' equity increased $3.4 million, or 4%. Earnings, net of cash dividends declared on common stock, contributed $2.8 million to shareholders' equity during this three-month period. The sale or issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan and the employee stock option plan contributed an additional $1.4 million to shareholders' equity in the first three months of 2003, including tax benefits realized by Southwest relating to option exercises. Accumulated comprehensive income, consisting of net unrealized gains (losses) on investment securities available for sale (net of tax), declined to $1.5 million at March 31, 2003 compared to $2.2 million at December 31, 2002.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. At March 31, 2003, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 11.11%, a Tier I risk-based capital ratio of 10.04%, and a leverage ratio of 8.66%. As of March 31, 2003, Stillwater National also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Stillwater National by Federal bank regulators.

Southwest declared a dividend of $0.125 per common share payable on April 1, 2003 to shareholders of record as of March 18, 2003.

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

                                  * * * * * * *


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2002.

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

NON-GAAP FINANCIAL MEASURES

None of the financial measures used in this report are defined as non-GAAP financial measures under federal securities regulations. Other banking organizations, however, may present such non-GAAP financial measures, which differ from measures based upon accounting principles generally accepted in the United States. For example, such non-GAAP measures may exclude certain income or expense items in calculating operating income or efficiency ratios, or may increase yields and margins to reflect the benefits of tax-exempt interest-earning assets. Readers of this report should be aware that certain measures, such as the efficiency ratio, are calculated using accounting principles generally accepted in the United States.

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

                  (b) Reports on Form 8-K.
                  Southwest filed a report on Form 8-K, dated January 22, 2003, announcing, under item 9 of that form, the intention of Rick Green, President and Chief Executive Officer, to sell a portion of his holdings of Southwest common stock in order to diversify his holdings for estate and retirement planning purposes.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANCORP, INC.
(Registrant)




By: /s/ Rick Green                                      May 12, 2003
    ----------------------------------------            --------------------
    Rick Green                                          Date
    President and Chief Executive Officer
    (Principal Executive Officer)

By: /s/ Kerby E Crowell                                 May 12, 2003
    ----------------------------------------            -------------------
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

    Date:  May 12, 2003                /s/ Rick Green
           -------------------         -----------------------------------------
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

    Date:   May 12, 2003               /s/ Kerby E. Crowell
            --------------------       ---------------------------------------
                                       Kerby E. Crowell
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary
                                       (Principal Financial Officer)