Form 10-Q
period 2003-06-30
SOUTHWEST BANCORP INC
filed 2003-08-12
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------


                                    FORM 10-Q

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

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

                                [ x ] YES [   ] NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                [ x ] YES [   ] NO


There were 5,920,692 shares of registrant's common stock outstanding as of August 1, 2003 as calculated prior to the stock split in the form of a 2-for-1 stock dividend payable on August 29, 2003. After the stock split, the number of shares of common stock outstanding would translate to 11,841,384 shares.

                                     1 of 25

                             SOUTHWEST BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                                  Page No.
                                                                                  --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Statements of Financial Condition at
                   June 30, 2003 and December 31, 2002                                 3

                  Unaudited Consolidated Statements of Operations for the
                    three and six months ended June 30, 2003 and 2002                  4

                  Unaudited Consolidated Statements of Cash Flows for the
                    six months ended June 30, 2003 and 2002                            5

                  Unaudited Consolidated Statements of Shareholders' Equity for the
                    six months ended June 30, 2003                                     6

                  Unaudited Consolidated Statements of Comprehensive Income for the
                    three and six months ended June 30, 2003 and 2002                  6

                  Notes to Unaudited Consolidated Financial Statements                 7

                  Unaudited Average Balances, Yields and Rates                        12


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                 13


         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                         19

         ITEM 4.  CONTROLS AND PROCEDURES                                             19


PART II.  OTHER INFORMATION                                                           20


SIGNATURES                                                                            21

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

                                                                                    JUNE 30,
                                                                                       2003       DECEMBER 31,
                                                                                   (UNAUDITED)       2002
                                                                                   -----------    ------------
ASSETS:
Cash and cash equivalents                                                           $   39,964     $   34,847
Investment securities:
          Held to maturity, fair value $22,730 (2003) and $32,000 (2002)                22,181         31,154
          Available for sale, amortized cost $158,893 (2003) and $145,141 (2002)       161,644        148,476
          Federal Reserve Bank and Federal Home Loan Bank Stock, at cost                10,861          9,059
Loans held for sale                                                                     12,462         10,638
Loans receivable, net of allowance for loan losses
          of $13,877 (2003) and $11,888 (2002)                                       1,232,976      1,078,586
Accrued interest receivable                                                             10,330          9,283
Premises and equipment, net                                                             20,553         20,202
Other assets                                                                             9,388          7,523
                                                                                    ----------     ----------
                          Total assets                                              $1,520,359     $1,349,768
                                                                                    ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
          Noninterest-bearing demand                                                $  152,629     $  135,945
          Interest-bearing demand                                                       62,954         50,162
          Money market accounts                                                        323,373        258,712
          Savings accounts                                                               6,389          5,700
          Time deposits of $100,000 or more                                            385,378        309,205
          Other time deposits                                                          248,049        262,033
                                                                                    ----------     ----------
                  Total deposits                                                     1,178,772      1,021,757
Accrued interest payable                                                                 2,675          4,486
Other liabilities                                                                        4,202          2,858
Other borrowings                                                                       185,557        199,282
Long-term debt                                                                          45,013         25,013
                                                                                    ----------     ----------
                          Total liabilities                                          1,416,219      1,253,396

Shareholders' equity:
          Common  stock - $1 par value; 20,000,000 shares authorized; 6,121,521
                  shares issued and outstanding                                          6,122          6,122
          Capital surplus                                                               12,557         12,317
          Retained earnings                                                             86,798         80,724
          Accumulated other comprehensive income (loss)                                  1,648          2,201

          Treasury stock, at cost; 204,288 (2003) and 348,142 (2002) shares             (2,985)        (4,992)
                                                                                    ----------     ----------
                          Total shareholders'  equity                                  104,140         96,372
                                                                                    ----------     ----------
                          Total liabilities & shareholders'  equity                 $1,520,359     $1,349,768
                                                                                    ==========     ==========

          The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except earnings per share data)

                                                    FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                        ENDED JUNE 30,           ENDED JUNE 30,
                                                     2003         2002          2003         2002
                                                   --------     --------      --------     --------
Interest income:
     Interest and fees on loans                     $19,299      $16,443       $37,021      $32,423
     Investment securities:
        U.S. Government and agency obligations        1,348        1,616         2,632        3,129
        Mortgage-backed securities                      281          826           652        1,758
        State and political subdivisions                236          343           511          731
        Other securities                                147          139           290          282
     Other interest-earning assets                        2            4             6           11
                                                    -------     --------      --------     --------
        Total interest income                        21,313       19,371        41,112       38,334

Interest expense:
     Interest-bearing demand                            115           89           196          171
     Money market accounts                            1,371        1,078         2,547        1,950
     Savings accounts                                     3            8             7           14
     Time deposits of $100,000 or more                2,274        2,313         4,517        4,687
     Other time deposits                              1,679        2,372         3,502        5,082
     Other borrowings                                 1,253        1,228         2,548        2,503
     Long-term debt                                     595          581         1,177        1,163
                                                    -------      -------       -------      -------
        Total interest expense                        7,290        7,669        14,494       15,570
                                                    -------      -------       -------      -------

Net interest income                                  14,023       11,702        26,618       22,764

Provision for loan losses                             2,000        1,275         3,722        2,525

Other income:
     Service charges and fees                         2,225        2,003         4,476        3,777
     Other noninterest income                           268          247           542          475
     Gain on sales of loans receivable                1,062          555         1,999        1,199
     Gain on sales of investment securities              25            1            27            3
                                                    -------      -------       -------      -------
        Total other income                            3,580        2,806         7,044        5,454

Other expenses:
     Salaries and employee benefits                   4,921        4,296         9,233        8,098
     Occupancy                                        1,938        1,733         3,860        3,450
     FDIC and other insurance                            78           66           156          138
     Other real estate                                    9          (43)          170          (21)
     General and administrative                       2,347        2,094         4,768        4,292
                                                    -------      -------       -------      -------
        Total other expenses                          9,293        8,146        18,187       15,957
                                                    -------      -------       -------      -------
Income before taxes                                   6,310        5,087        11,753        9,736
     Taxes on income                                  2,277        1,684         4,207        3,255
                                                    -------      -------       -------      -------
Net income                                          $ 4,033      $ 3,403       $ 7,546      $ 6,481
                                                    =======      =======       =======      =======
Basic earnings per share                            $  0.34      $  0.30       $  0.64      $  0.57
                                                    =======      =======       =======      =======
Diluted earnings per share                          $  0.33      $  0.28       $  0.62      $  0.54
                                                    =======      =======       =======      =======
Cash dividends declared per share                   $  0.06      $  0.06       $  0.13      $  0.11
                                                    =======      =======       =======      =======

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                      FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,
                                                                      2003         2002
                                                                      ----         ----
Operating activities:
     Net income                                                    $   7,546    $   6,481
     Adjustments to reconcile net income to net
        cash (used in) provided from operating activities:
           Provision for loan losses                                   3,722        2,525
           Depreciation and amortization expense                       1,313        1,252
           Amortization of premiums and accretion of
              discounts on securities, net                                95            3
           Amortization of intangibles                                   236           90
           Tax benefit from exercise of stock options                    706         --
           (Gain) Loss on sales/calls of securities                      (27)          (3)
           (Gain) Loss on sales of loans receivable                   (1,999)      (1,199)
           (Gain) Loss on sales of premises/equipment                    (57)          16
           (Gain) Loss on other real estate owned, net                   109         (102)
           Proceeds from sales of residential mortgage loans         103,473       46,344
           Residential mortgage loans originated for resale         (104,041)     (43,449)
     Changes in assets and liabilities:
        Accrued interest receivable                                   (1,047)         (82)
        Other assets                                                  (2,266)      (1,233)
        Income taxes payable                                            --            324
        Accrued interest payable                                      (1,811)        (398)
        Other liabilities                                              1,241          212
                                                                   ---------    ---------
           Net cash (used in) provided from operating activities       7,193       10,781
                                                                   ---------    ---------
Investing activities:
     Proceeds from sales of available for sale securities              6,540           10
     Proceeds from principal repayments, calls and maturities:
        Held to maturity securities                                    8,955       10,735
        Available for sale securities                                 40,969       28,723
     Proceeds from redemptions of Federal Home Loan Bank stock          --          1,434
     Purchases of Federal Reserve Bank and Federal Home Loan
        Bank stock                                                    (1,802)         (12)
     Purchases of held to maturity securities                           --         (1,022)
     Purchases of available for sale securities                      (61,311)     (24,396)
     Loans originated and principal repayments, net                 (264,964)    (136,565)
     Proceeds from sales of guaranteed student loans                 107,164       55,919
     Purchases of premises and equipment                              (1,762)      (1,090)
     Proceeds from sales of premises and equipment                       155           41
     Proceeds from sales of other real estate owned                      518          922
                                                                   ---------    ---------
           Net cash (used in) provided from investing activities    (165,538)     (65,301)
                                                                   ---------    ---------
Financing activities:
     Net increase (decrease) in deposits                             157,015       94,441
     Net increase (decrease) in other borrowings                     (13,725)     (43,825)
     Net proceeds from issuance of common stock                        1,541        1,213
     Proceeds from issuance of subordinated debentures                20,000         --
     Purchases of treasury stock                                        --           (918)
     Common stock dividends paid                                      (1,369)      (1,085)
                                                                   ---------    ---------
           Net cash (used in) provided from financing activities     163,462       49,826
                                                                   ---------    ---------
Net increase (decrease) in cash and cash equivalents                   5,117       (4,694)
Cash and cash equivalents,
     Beginning of period                                              34,847       32,406
                                                                   ---------    ---------
     End of period                                                 $  39,964    $  27,712
                                                                   =========    =========

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)

                                                                             ACCUMULATED                TOTAL
                                                                               OTHER                    SHARE-
                                      COMMON STOCK     CAPITAL    RETAINED  COMPREHENSIVE  TREASURY    HOLDERS'
                                   SHARES     AMOUNT   SURPLUS    EARNINGS  INCOME (LOSS)   STOCK       EQUITY
                                   ------     ------   -------    --------  -------------   -----       ------
Balance, January 1, 2003          6,121,521   $6,122   $12,317    $80,724    $2,201        $(4,992)    $ 96,372

Cash dividends declared:
   Common, $0.50 per share               --       --        --     (1,472)       --             --       (1,472)
Common stock issued:
   Employee Stock Option Plan            --       --      (493)        --        --          1,968        1,475
   Employee Stock Purchase Plan          --       --        12         --        --             17           29
   Dividend Reinvestment Plan            --       --        15         --        --             22           37
Tax benefit related to exercise
   of stock options                      --       --       706         --        --             --          706
Other comprehensive income
   (loss), net of tax                    --       --        --         --      (553)            --         (553)
Net income                               --       --        --      7,546        --             --        7,546
                                  ---------   ------   -------    -------    ------        -------     --------
Balance, June 30, 2003            6,121,521   $6,122   $12,557    $86,798    $1,648        $(2,985)    $104,140
                                  =========   ======   =======    =======    ======        ========    ========


The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

                                                      FOR THE THREE MONTHS  FOR THE SIX MONTHS
                                                          ENDED JUNE,           ENDED JUNE,
                                                       2003      2002       2003      2002
                                                       ----      ----       ----      ----
Net income                                            $4,033    $3,403     $7,546    $6,481

Other comprehensive income (loss)
     Unrealized holding gain (loss) on available
        for sale securities                              304     1,525       (557)      191
     Reclassification adjustment for (gains) losses
        arising during the period
                                                         (25)       (1)       (27)       (3)
                                                      ------    ------     ------    ------
     Other comprehensive income (loss), before tax       279     1,524       (584)      188
     Tax (expense) benefit related to items
        of other comprehensive income (loss)            (116)     (521)        31       (65)
                                                      ------    ------     ------    ------
     Other comprehensive income (loss), net of tax       163     1,003       (553)      123
                                                      ------    ------     ------    ------
Comprehensive income                                  $4,196    $4,406     $6,993    $6,604
                                                      ======    ======     ======    ======

The accompanying notes are an integral part of this statement.

                             SOUTHWEST BANCORP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders' equity, cash flows and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal, recurring adjustments. The results of operations for the three and six months ended June 30, 2003 and the cash flows for the six months ended June 30, 2003 should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2: PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Southwest Bancorp, Inc. ("Southwest") and its wholly owned subsidiaries, the Stillwater National Bank and Trust Company ("Stillwater National"), SBI Capital Trust ("SBI Capital"), OKSB Statutory Trust I ("OKSB Trust") and Business Consulting Group, Inc. ("BCG"). All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 3: RECENTLY ADOPTED ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. Implementation of the provisions of FIN 45 did not have a significant impact on Southwest's financial statements.

On December 31, 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for Statement 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for stock options using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. Statement 148's amendment of the transition and annual disclosure requirements of Statement 123 were effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 was effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. As allowed by Statement 123, Southwest follows the recognition requirements of Opinion No. 25, which results in no charge to earnings when options are issued at fair market value. Therefore, the adoption of this statement did not have any impact on Southwest's financial position or results of operations.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                                             FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,          ENDED JUNE 30,
                                                               2003         2002       2003     2002
                                                               ----         ----       ----     ----
                                                              (Dollars in thousands,except per share data)
Net earnings, as reported                                      $4,033    $3,403       $7,546    $6,481
Less:  Stock-based employee compensation expense
       determined under fair value based method for all
       awards, net of related tax effects                         (66)     (112)        (172)     (262)
                                                               ------    ------       ------    ------
Proforma net income                                            $3,967    $3,291       $7,374    $6,219
                                                               ======    ======       ======    ======
Earnings per share:
       Basic -- as reported                                    $ 0.34    $ 0.30       $ 0.63    $ 0.57
       Basic -- proforma                                       $ 0.34    $ 0.29       $ 0.63    $ 0.54
       Diluted -- as reported                                  $ 0.33    $ 0.28       $ 0.62    $ 0.54
       Diluted -- proforma                                     $ 0.33    $ 0.27       $ 0.61    $ 0.52


In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim period after June 15, 2003. The adoption of Statement 150 did not have a material impact on Southwest's results of operations or financial position.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance for all subsequent transactions involving variable interest entities, and is required to be adopted no later than the first interim or annual reporting period beginning after June 15, 2003 for all VIE transactions that existed as of the issuance date. Southwest was required to adopt the provisions of FIN 46 as a result of the issuance of the trust preferred securities in June 2003, as discussed in
Note 7. Southwest has determined that it should consolidate its investment in OKSB Trust, the subsidiary that issued the trust preferred securities. However, in its current form, FIN 46 may require Southwest to de-consolidate its investment in SBI Capital and OKSB Trust in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like the Trusts, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. However, Southwest believes that if required to de-consolidate the Trusts, the de-consolidation will not have a material impact on Southwest's financial position or results of operations.

NOTE 4: ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is shown below for the indicated periods.

                                                       FOR THE SIX           FOR THE
                                                      MONTHS ENDED         YEAR ENDED
                                                      JUNE 30, 2003     DECEMBER 31, 2002
                                                      -------------     -----------------
                                                             (Dollars in thousands)
Balance at beginning of period                        $   11,888          $   11,492
Loans charged-off:
      Real estate mortgage                                   158                 777
      Real estate construction                                 3                  --
      Commercial                                           1,564               4,248
      Installment and consumer                               254                 371
                                                      ----------          ----------
          Total charge-offs                                1,979               5,396
Recoveries:
      Real estate mortgage                                    77                  93
      Real estate construction                                --                  --
      Commercial                                             140                 107
      Installment and consumer                                29                 149
                                                      ----------          ----------
          Total recoveries                                   246                 349
                                                      ----------          ----------
Net loans charged-off                                      1,733               5,047
Provision for loan losses                                  3,722               5,443
                                                      ----------          ----------
Balance at end of period                              $   13,877          $   11,888
                                                      ==========          ==========
Loans outstanding:
      Average                                         $1,230,262          $1,012,487
      End of period                                    1,259,315           1,101,112
Net charge-offs to total average loans (annualized)         0.28%               0.50%
Allowance for loan losses to total loans                    1.10%               1.08%


Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.

                                                       AT            AT
                                                JUNE 30, 2003  DECEMBER 31, 2002
                                                -------------  -----------------
                                                    (Dollars in thousands)

Nonaccrual loans (1)                                $10,337       $11,455
Past due 90 days or more (2)                          2,009         1,452
                                                    -------       -------
      Total nonperforming loans                      12,346        12,907
Other real estate owned                                 551           747
                                                    -------       -------
      Total nonperforming assets                    $12,897       $13,654
                                                    =======       =======

Nonperforming loans to loans receivable                0.98%         1.17%
Allowance for loan losses to nonperforming loans     112.40%        92.11%
Nonperforming assets to loans receivable and
      other real estate owned                          1.02%         1.24%

(1) The government-guaranteed portion of loans included in these totals was $1.1 million (2003) and $988,000 (2002).
(2)  The government-guaranteed portion of loans included in these totals was $0
     (2003) and $29,000 (2002).

Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest deems appropriate. The allowance is based on careful, continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio and unused commitments to provide financing. Southwest's systematic methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and an unallocated reserve. During the six months ended June 30, 2003, there were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases. Loss factors generally are based on Southwest's historical loss experience in the various portfolio categories over the prior six quarters or four quarters, but may be adjusted for categories where six and four quarter loss experience is historically unusual. Such an adjustment was made in the first quarter of 2003 in order to moderate, but not eliminate, the effects of losses on two credit relationships that had resulted in an historically anomalous loss factor for non-classified, secured commercial loans. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses. Formula allowances also are established for loans that do not have specific allowances according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade. Specific allowances are established in cases where management has identified significant conditions or circumstances related to individual loans that management believes indicate the probability that a loss may be incurred in an amount different from the amounts determined by application of the formula allowance. Specific allowances include amounts related to loans that are identified for evaluation of impairment, which is based on discounted cash flows using each loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. All of Southwest's nonaccrual loans are considered to be impaired loans. The unallocated allowance is based upon management's evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. These factors may include general economic and business conditions affecting lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal credit examiners, and management's judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Management reviews these conditions quarterly.

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

NOTE 5: LOANS RECEIVABLE

Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Kansas and Texas. Its commercial lending operations are concentrated in the Stillwater, Tulsa, and Oklahoma City areas of Oklahoma, in Wichita, Kansas and in Frisco, Texas. As a result, the collectibility of Southwest's loan portfolio can be affected by changes in the general economic conditions in these three states and in those metropolitan areas. At June 30, 2003 and December 31, 2002, substantially all of Southwest's loans were collateralized with real estate, inventory, accounts receivable and/or other assets, or are guaranteed by agencies of the United States Government.

At June 30, 2003, loans to individuals and businesses in the healthcare industry totaled approximately $259.7 million, or 21% of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% or more of total loans.

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $10.3 million at June 30, 2003. During the first six months of 2003, $6,000 in interest income was received on nonaccruing loans. If interest on those loans had been accrued, additional total interest income of $418,000 would have been recorded.

NOTE 6: LONG-TERM DEBT

The long-term debt recorded on Southwest's statement of financial condition represents interests in: (1) 9.30% subordinated debentures ("Subordinated Debentures"), due July 31, 2027, issued by Southwest to its subsidiary, SBI Capital, in connection with SBI Capital's Cumulative Trust Preferred Securities; and (2) variable rate subordinated debentures due June 26, 2033, issued by Southwest to its subsidiary, OKSB Trust, in connection with a private placement of pooled Trust Preferred Securities (the "Preferred Securities"). The Subordinated Debentures and related payments are the only assets of SBI Capital and OKSB Trust. The Preferred Securities meet the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Preferred Securities and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital.

NOTE 7: EARNINGS PER SHARE

Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury stock method. At June 30, 2003 and 2002, there were no antidilutive options to purchase common shares. Per share amounts in this report have been restated to reflect the 2-for-1 stock split declared on July 24, 2003.

The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:

                                         FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                             ENDED JUNE 30,          ENDED JUNE 30,
                                          2003        2002          2003        2002
                                          ----        ----          ----        ----
Weighted average shares outstanding:
      Basic earnings per share         11,792,068   11,465,178   11,723,912   11,435,182
Effect of dilutive securities:
      Stock options                       407,032      594,726      437,762      535,860
                                       ----------   ----------   ----------   ----------
Weighted average shares outstanding:
      Diluted earnings per share       12,199,100   12,059,904   12,161,674   11,971,042
                                       ==========   ==========   ==========   ==========

NOTE 8: SHAREHOLDERS' EQUITY

SHARE REPURCHASE PROGRAM

In March 2002, Southwest authorized the repurchase of up to 5% of its current outstanding common stock in the period ending June 30, 2003. As of June 30, 2003, Southwest had purchased 15,000 shares under this program at an average price of $21.79 per share. These repurchases reduced shareholders' equity by $327,000 in 2002.

In March 2003, Southwest authorized the repurchase of up to an additional 5% of its current outstanding common stock. Share repurchases under the current program are expected to be made primarily on the open market, from time to time, until March 31, 2004, or earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting and other factors. As of June 30, 2003, no share repurchases had been made under this program.

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

RECENT DEVELOPMENT

On July 24, 2003, Southwest's board of directors declared a common stock split in the form of a 2-for-1 stock dividend payable on August 29, 2003 to shareholders of record on August 15, 2003. Per share amounts in this report have been retroactively restated to reflect the effects of this stock split.

SOUTHWEST BANCORP, INC.
UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)

                                                                           FOR THE SIX MONTHS ENDED JUNE,
                                                                         2003                          2002
                                                             ----------------------------- -----------------------------
                                                                AVERAGE        AVERAGE        AVERAGE        AVERAGE
                                                                BALANCE       YIELD/RATE      BALANCE       YIELD/RATE
                                                             --------------- ------------- --------------- -------------
ASSETS:
        Loans receivable                                      $1,230,262         6.07%      $  970,120        6.74%
        Investment securities                                    184,944         4.45          217,318        5.47
        Other interest-earning assets                              1,200         1.01            1,254        1.77
                                                              ----------                    ----------
           Total interest-earning assets                       1,416,406         5.85        1,188,692        6.50
        Noninterest-earning assets                                50,132                        52,365
                                                              ----------                    ----------
           Total assets                                       $1,466,538                    $1,241,057
                                                              ==========                    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
        Interest-bearing demand                                 $ 56,455         0.70%      $   51,247        0.67%
        Money market accounts                                    290,435         1.77          185,085        2.12
        Savings accounts                                           6,246         0.23            5,593        0.50
        Time deposits                                            631,089         2.56          584,895        3.37
                                                              ----------                    ----------
           Total interest-bearing deposits                       984,225         2.21          826,820        2.90
        Other borrowings                                         213,519         2.41          175,903        2.87
        Long-term debt                                            25,565         9.21           25,013        9.30
                                                              ----------                    ----------
           Total interest-bearing liabilities                  1,223,309         2.39        1,027,736        3.06
        Noninterest-bearing demand                               128,069                       113,510
        Other noninterest-bearing liabilities                     15,927                        13,142
        Shareholders' equity                                      99,233                        86,669
                                                              ----------                    ----------
           Total liabilities and shareholders' equity         $1,466,538                    $1,241,057
                                                              ==========                    ==========
        Interest rate spread                                                     3.46%                        3.44%
                                                                                 ====                         ====
        Net interest margin (1)                                                  3.79%                        3.86%
                                                                                 ====                         ====
        Ratio of average interest-earning assets
           to average interest-bearing liabilities                115.78%                       115.66%
                                                                  ======                        ======

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

GENERAL

Southwest Bancorp, Inc. ("Southwest") is a financial holding company for the Stillwater National Bank and Trust Company ("Stillwater National"), SBI Capital Trust, OKSB Statutory Trust I ("OKSB") and Business Consulting Group, Inc. Southwest is an independent institution.

Southwest offers a broad range of commercial and consumer banking and other financial services through full service offices in Stillwater, Oklahoma City, Tulsa and Chickasha, Oklahoma and Frisco, Texas; loan production offices in Wichita, Kansas and on the campuses of the University of Oklahoma Health Sciences Center and Oklahoma State University-Tulsa; a marketing presence in the Student Union at Oklahoma State University-Stillwater; and on the Internet, through SNB DirectBanker(R). Southwest was recently notified by the Office of Thrift Supervision that its application to create a federal savings bank in Wichita, Kansas has been deemed complete. Application approval is expected by the end of the third quarter of 2003. The federal savings bank, SNB Bank of Wichita, is expected to be opened on the site of the Wichita loan production office during the fourth quarter of 2003. Southwest devotes substantial efforts to marketing and providing services to local businesses, their primary employees, and to other managers and professionals living and working in Southwest's market areas

Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest has grown from $434 million in assets since becoming a public company at year-end 1993, to more than $1.5 billion at June 30, 2003, without acquiring other financial institutions. Southwest considers acquisitions of other financial institutions and other companies from time to time, although it does not have any specific agreements or understandings for any such acquisition at present. Southwest also considers, from time to time, the establishment of new lending, banking and other offices in additional geographic markets. Southwest also extends loans to borrowers in Oklahoma and neighboring states through participations with correspondent banks.

FINANCIAL CONDITION

TOTAL ASSETS

Southwest's total assets were $1.5 billion at June 30, 2003 and $1.3 billion at December 31, 2002.

LOANS

Total loans, including loans held for sale, were $1.3 billion at June 30, 2003, a 14% increase ($158.2 million) from December 31, 2002. Southwest experienced increases in the categories of real estate construction loans ($70.8 million, or 54%); commercial and industrial loans ($43.2 million, or 12%); government-guaranteed student loans ($43.7 million, or 37%); and commercial real estate mortgages ($8.6 million, or 2%). These increases in loans were offset by reductions in residential mortgage loans ($7.2 million, or 7%) and other consumer loans ($891,000, or 3%). Loans held for sale, consisting of certain residential mortgages and business loans, increased $1.8 million, or 17%, while portfolio loans increased $156.4 million, or 14%.

Southwest sold participations in loans of approximately $30.0 million during the second quarter of 2003.

Management determines the appropriate level of the allowance for loan losses using a systematic methodology. (See Note 4, "Allowance for Loan Losses," in the Notes to Unaudited Consolidated Financial Statements.) The allowance for loan losses increased by $2.0 million, or 17%, from December 31, 2002 to June 30, 2003. At June 30, 2003, the allowance for loan losses was $13.9 million, or 1.10% of total loans and 112.40% of nonperforming loans, compared to $11.9 million, or 1.08% of total loans and 92.11% of nonperforming loans, at December 31, 2002. (See "Results of Operations-Provision for Loan Losses.")

DEPOSITS AND OTHER BORROWINGS

Southwest's deposits were $1.2 billion at June 30, 2003, an increase of $157.0 million, or 15%, from $1.0 billion at December 31, 2002. Increases occurred in all categories of deposits: time deposits increased $62.2 million, or 11%; money market accounts increased $64.7 million, or 25%; noninterest-bearing demand accounts increased $16.7 million, or 12%; interest-bearing demand accounts increased $12.8 million, or 26%; and savings accounts increased $689,000, or 12%.

Stillwater National has unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Morgan Stanley Dean Witter, Salomon Smith Barney, Prudential Securities Inc., PaineWebber Inc., RBC Dain Rauscher Inc., and CountryWide Securities that total $675.0 million. At June 30, 2003, $239.6 million in these retail certificates of deposit were included in total deposits. Stillwater National has other brokered certificates of deposit totaling $51.9 million included in total deposits at June 30, 2003.

During the same period, other borrowings were reduced $13.7 million, or 7%.

SHAREHOLDERS' EQUITY

Shareholders' equity increased by $7.8 million, or 8%, due primarily to earnings for the first six months of 2003 and stock option exercises, offset in part by common stock dividends and a decrease in accumulated other comprehensive income (net, after tax, unrealized gains on investment securities available for sale). At June 30, 2003, Southwest and Stillwater National continued to exceed all applicable regulatory capital requirements.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2003 and 2002

NET INCOME

For the second quarter of 2003, Southwest recorded net income of $4.0 million. This was $630,000, or 19%, more than the $3.4 million in net income recorded for the second quarter of 2002. Average shares outstanding were 11,792,068 for the second quarter of 2003 and 11,465,178 for the same period in 2002. Basic and diluted earnings per share increased to $0.34 and $0.33 per share for the second quarter of 2003 from $0.30 and $0.28 per share for the same period in 2002, respectively.

Net interest income increased $2.3 million, or 20%, for the second quarter of 2003 compared to the same period in 2002. This increase in net interest income as well as a $774,000, or 28%, increase in other income was partially offset by a $725,000, or 57%, increase in the provision for loan losses; a $1.1 million, or 14%, increase in other expense; and a $593,000, or 35%, increase in taxes on income. For the second quarter of 2003, the return on average total equity was 16.04% compared to a 15.62% return on average total equity for the second quarter of 2002.

NET INTEREST INCOME

Net interest income increased to $14.0 million for the second quarter of 2003 from $11.7 million for the same period in 2002 due to a $1.9 million, or 10%, increase in interest income combined with a $379,000, or 5%, reduction in interest expense. Yields on Southwest's interest-earning assets declined by 62 basis points, and the rates paid on Southwest's interest-bearing liabilities declined by 64 basis points, resulting in an increase in the interest rate spread to 3.52% for the second quarter of 2003 from 3.50% for the second quarter of 2002. During the same periods, annualized net interest margin declined from 3.90% to 3.84%. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 116.10% for the second quarter of 2003 from 115.69% for the second quarter of 2002.

Total interest income for the second quarter of 2003 was $21.3 million, a 10% increase from $19.4 million during the same period in 2002. The principal factor in the increase of interest income was the $259.9 million, or 22%, increase in average interest-earning assets, which was partially offset by the 62 basis point reduction in the yield earned on interest-earning assets. Southwest's average loans increased $287.9 million, or 29%, and the related yield was reduced to 6.07% for the second quarter of 2003 from 6.68% in 2002. During the same period, average investment securities declined $28.2 million, or 13%, and the related yield was reduced to 4.31% from 5.44%.

Total interest expense for the first quarter of 2003 was $7.3 million, a decline of 5% from $7.7 million for the same period in 2002. The decline in total interest expense can be attributed to the 64 basis point reduction in the rates paid on interest-bearing liabilities, which was partially offset by the $220.2 million, or 21%, increase in average interest-bearing liabilities. Rates paid on deposits decreased for all categories other than interest-bearing demand accounts, which increased 10 basis points.

OTHER INCOME

Other income increased $774,000, or 28%, for the second quarter of 2003 compared to the same period of 2002 primarily as a result of a $507,000, or 91%, increase in gains on sales of loans; a $222,000, or 11%, increase in service charges on deposit accounts; and a $21,000, or 9%, increase in other noninterest income.

OTHER EXPENSES

Southwest's other expenses increased $1.1 million, or 14%, for the second quarter of 2003 compared to the same period in 2002. This increase was primarily the result of a $625,000, or 15%, increase in salaries and employee benefits; a $253,000, or 12%, increase in general and administrative expenses; a $205,000, or 12%, increase in occupancy expense; a $52,000, or 121%, increase in other real estate expense; and a $12,000, or 18%, increase in FDIC and other insurance.

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2003 and 2002

NET INCOME

For the first six months of 2003, Southwest recorded net income of $7.5 million. This was $1.0 million or 16%, more than the $6.5 million in net income recorded for the first quarter of 2002. Average shares outstanding were 11,723,912 for the first six months of 2003 and 11,435,182 for the same period in 2002. Basic and diluted earnings per share increased to $0.63 and $0.62 per share for the first six months of 2003 from $0.57 and $0.54 per share for the same period in 2002, respectively.

Net interest income increased $3.9 million, or 17%, for the first six months of 2003 compared to the same period in 2002. This increase in net interest income as well as a $1.6 million, or 29%, increase in other income was offset by a $1.2 million, or 47%, increase in the provision for loan losses; a $2.2 million, or 14%, increase in other expense; and a $952,000, or 29%, increase in taxes on income. For the first six months of 2003, the return on average total equity was 15.33% compared to a 15.08% return on average total equity for the first six months of 2002.

NET INTEREST INCOME

Net interest income increased to $26.6 million for the first six months of 2003 from $22.8 million for the same period in 2002 due to a $2.8 million, or 7%, increase in interest income combined with a $1.1 million, or 7%, reduction in interest expense. Yields on Southwest's interest-earning assets declined by 65 basis points, and the rates paid on Southwest's interest-bearing liabilities declined by 67 basis points, resulting in an increase in the interest rate spread to 3.46% for the first six months of 2003 from 3.44% for the first six months of 2002. During the same periods, annualized net interest margin declined from 3.86% to 3.79%. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 115.78% for the first six months of 2003 from 115.66% for the first six months of 2002.

Total interest income for the first six months of 2003 was $41.1 million, a 7% increase from $38.3 million during the same period in 2002. The principal factor in the increase in interest income was the $227.7 million, or 19%, increase in average interest-earning assets, which was partially offset by the 65 basis point reduction in the yield earned on interest-earning assets. Southwest's average loans increased $260.1 million, or 27%, and the related yield was reduced to 6.07% for the first six months of 2003 from 6.74% in 2002. During the same period, average investment securities declined $32.4 million, or 15%, and the related yield was reduced to 4.45% from 5.47%.

Total interest expense for the first six months of 2003 was $14.5 million, a decline of 7% from $15.6 million for the same period in 2002. The decline in total interest expense can be attributed to the 67 basis point reduction in the rates paid on interest-bearing liabilities, which was partially offset by the $195.6 million, or 19%, increase in average interest-bearing liabilities. Rates paid on deposits decreased for all categories other than interest-bearing demand accounts, which increased 3 basis points.

OTHER INCOME

Other income increased by $1.6 million, or 29%, for the first six months of 2003 compared to the same period of 2002 primarily as a result of a $699,000, or 19%, increase in service charges; an $800,000, or 67%, increase in gains on sales of loans; and a $67,000, or 14%, increase in other noninterest income.

OTHER EXPENSES

Southwest's other expenses increased $2.2 million, or 14%, for the first six months of 2003 compared to the same period in 2002. This increase was primarily the result of a $1.1 million, or 14%, increase in salaries and employee benefits; a $476,000, or 11%, increase in general and administrative expenses; a $410,000, or 12%, increase in occupancy expense; a $191,000, or 910%, increase in other real estate expense; and an $18,000, or 13%, increase in FDIC and other insurance.

                                  * * * * * * *

PROVISION FOR LOAN LOSSES

Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest determines is appropriate based on a systematic methodology. (See Note 4, "Allowance for Loan Losses," in the Notes to Unaudited Consolidated Financial Statements.)

The allowance for loan losses of $13.9 million increased $2.0 million, or 17%, from year-end 2002, and represented 1.10% of total loans, compared with 1.08% of total loans at December 31, 2002. Loans of $1.3 billion at June 30, 2003 grew $158.2 million, or 14%, from year-end 2002. A provision of $3.7 million was recorded in the first six months of 2003, an increase of $1.2 million, or 47%, from the first six months of 2002. The primary cause of the increase in the allowance was growth in loans, particularly in real estate construction and commercial loans.

Total nonaccrual loans were reduced $1.1 million, or 10%, from December 31, 2002, while total nonperforming loans were reduced $561,000, or 4%. Total nonperforming assets of $12.9 million (which includes other real estate owned) were reduced $757,000, or 6%, and equaled 1.02% of total loans and other real estate, 22 basis points less than the same percentage at December 31, 2002. As shown in Note 4, total nonperforming loans at June 30, 2003 represented 0.98% of total loans, compared to $12.9 million, or 1.17% of total loans, at December 31, 2002.

TAXES ON INCOME

Southwest's income tax expense was $4.2 million and $3.3 million for the first six months of 2003 and 2002, respectively. Southwest's effective tax rates have been lower than federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans and the organization in July 2001 of a real estate investment trust.

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

Southwest has available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank ("FRB"), the Student Loan Marketing Association ("SLMA"), the F&M Bank of Tulsa ("F&M"), and the Federal Home Loan Bank of Topeka ("FHLB"). Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $1.7 million at June 30, 2003. Stillwater National has approved federal funds purchase lines totaling $121.5 million with three other banks and one institutional broker; $13.0 million was outstanding on these lines at June 30, 2003. In addition, Stillwater National has available a $35.0 million line of credit from the SLMA and a $295.8 million line of credit from the FHLB. Borrowings under the SLMA line would be secured by student loans. Borrowings under the FHLB line are secured by all unpledged securities and other loans. The SLMA line expires April 20, 2007; no amount was outstanding on this line at June 30, 2003. The FHLB line of credit had an outstanding balance of $123.9 million at June 30, 2003. Stillwater National also has available unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Morgan Stanley Dean Witter, Salomon Smith Barney, Prudential Securities Inc., PaineWebber Inc., RBC Dain Rauscher Inc., and CountryWide Securities that total $675.0 million. At June 30, 2003, $239.6 million in these retail certificates of deposit were included in total deposits.

Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of direct obligations of U.S. Government Agency issues, which are designated as pledged with Stillwater National's safekeeping agent. These transactions are for one-to-four day periods.

During the first six months of 2003, the only categories of other borrowings whose averages exceeded 30% of ending shareholders' equity were repurchase agreements and funds borrowed from the FHLB.

                                                    JUNE 30, 2003                        JUNE 30, 2002
                                           --------------------------------      -------------------------------
                                                               FUNDS                                 FUNDS
                                            REPURCHASE        BORROWED            REPURCHASE       BORROWED
                                            AGREEMENTS     FROM THE FHLB          AGREEMENTS     FROM THE FHLB
                                           -------------- -----------------      -------------- ----------------
                                                                  (DOLLARS IN THOUSANDS)
Amount outstanding at end of period           $46,941        $123,885              $38,070        $110,745
Weighted average rate paid at end of period      0.75%           3.34%                1.21%           3.70%
Average Balance:
      For the three months ended              $51,629        $144,107              $47,847        $119,434
      For the six months ended                $51,205        $149,708              $49,819        $124,610
Average Rate Paid:
      For the three months ended                 0.73%           3.10%                1.21%           3.62%
      For the six months ended                   0.81%           3.04%                1.21%           3.55%
Maximum amount outstanding at any month end   $62,152        $166,500              $57,994        $141,500


During the first six months of 2003, cash and cash equivalents increased by $5.1 million. This increase was the net result of cash provided from financing activities of $163.4 million (primarily from an increase in deposits) and cash provided from operating activities of $7.2 million offset in part by cash used in net loan origination and other investing activities of $165.5 million.

During the first six months of 2002, cash and cash equivalents decreased by $4.7 million. This reduction was the net result of cash used in net loan origination and other investing activities of $65.3 million offset in part by cash provided from financing activities of $49.8 million and cash provided from operating activities of $10.8 million.

CAPITAL RESOURCES

In the first six months of 2003, total shareholders' equity increased $7.8 million, or 8%. Earnings, net of cash dividends declared on common stock, contributed $6.1 million to shareholders' equity during this six-month period. The sale or issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan and the employee stock option plan contributed an additional $2.2 million to shareholders' equity in the first six months of 2003, including tax benefits realized by Southwest relating to option exercises. Accumulated comprehensive income, consisting of net unrealized gains (losses) on investment securities available for sale (net of tax), declined to $1.6 million at June 30, 2003 compared to $2.2 million at December 31, 2002.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. At June 30, 2003, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 12.69%, a Tier I risk-based capital ratio of 10.74%, and a leverage ratio of 9.04%. As of June 30, 2003, Stillwater National also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Stillwater National by Federal bank regulators.

Southwest declared a dividend of $0.0625 per common share payable on July 1, 2003 to shareholders of record as of June 18, 2003.

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

CONTROLS AND PROCEDURES

Southwest's management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of Southwest's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Southwest's disclosure controls and procedures were adequate. There were no significant changes in Southwest's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, Southwest's internal controls over financial reporting.

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

Item 1.           Legal proceedings
                  None

Item 2.           Changes in securities
                  None

Item 3.           Defaults upon senior securities
                  None

Item 4.           Submission of matters to a vote of security holders

                  At Southwest's annual shareholders' meeting, held on April 24, 2003, the shareholders of Southwest elected three Directors with terms expiring at the 2006 annual shareholders' meeting. The Directors elected and the shareholder vote in the election of each Director were as follows:

                                                For                  Withheld
                                                ---                  --------
                  James E. Berry II             5,414,935              53,243
                  Joe Berry Cannon              5,407,635              60,543
                  Robert B. Rodgers             5,349,648             118,530

                  Other Directors continuing in office following the annual shareholders' meeting were Thomas D. Berry, Rick Green, J. Berry Harrison, Erd M. Johnson, Betty B. Kerns, David P. Lambert, Linford R. Pitts, Russell W. Teubner and Stanley R. White.

Item 5.           Other information
                  None

Item 6.           Exhibits and reports on Form 8-K
                  (a) Exhibits.

                  Exhibit 4.1 Indenture dated as of June 26, 2003, between Southwest Bancorp, Inc. and U.S. Bank, National Association, as Trustee*

                  Exhibit 4.2 Amended and Restated Declaration of Trust dated as of June 26, 2003, among Southwest Bancorp, Inc.; U.S. Bank, National Association, as Institutional Trustee; and Rick Green, Kerby Crowell and Kay Smith as Administrators*

                  Exhibit 4.3 Guarantee Agreement dated as of June 26, 2003, between Southwest Bancorp, Inc. and U.S. Bank, National Association, as Trustee*
                                    Exhibit 31 Rule 13a-14(a)/15d-14(a)
                                    Certifications Exhibit 32 18 U.S.C. Section
                                    1350 Certifications

                  (b) Reports on Form 8-K.

                  Southwest filed a report on Form 8-K, dated June 18, 2003, announcing, under item 5 of that form, the intention of Southwest to sell up to $20 million of a new issue of subordinated debentures to a newly formed subsidiary trust.

                  Southwest filed a report on Form 8-K, dated March 27, 2003, announcing, under item 5 of that form: (1) the authorization by Southwest's Board of Directors of a program for the repurchase of up to 5% of Southwest's outstanding common stock, and (2) earnings for the first quarter of 2003.

* Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation SK. Southwest agrees to provide a copy of these documents to the Commission upon request.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANCORP, INC.
(Registrant)




By:   /s/Rick Green                                     August 11, 2003
   ------------------------------------------           ------------------
    Rick Green                                          Date
    President and Chief Executive Officer
    (Principal Executive Officer)

By:   /s/Kerby E. Crowell                               August 11, 2003
   ------------------------------------------           ------------------
    Kerby E. Crowell                                    Date
    Executive Vice President, Chief Financial
    Officer and Secretary
    (Principal Financial Officer)