Form 10-Q
period 2003-09-30
SOUTHWEST BANCORP INC
filed 2003-11-12
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------


                                    FORM 10-Q

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2003

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

                                   11,920,597
                                   ----------

                                     1 of 26

                             SOUTHWEST BANCORP, INC.

                               INDEX TO FORM 10-Q


                                                                                         Page No.
PART I.  FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Statements of Financial Condition at
                   September 30, 2003 and December 31, 2002                                  3

                  Unaudited Consolidated Statements of Operations for the
                    three and nine months ended September 30, 2003 and 2002                  4

                  Unaudited Consolidated Statements of Cash Flows for the
                    nine months ended September 30, 2003 and 2002                            5

                  Unaudited Consolidated Statements of Shareholders' Equity for the
                    nine months ended September 30, 2003                                     6

                  Unaudited Consolidated Statements of Comprehensive Income for the
                    three and nine months ended September 30, 2003 and 2002                  6

                  Notes to Unaudited Consolidated Financial Statements                       7

                  Unaudited Average Balances, Yields and Rates                              13

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                      14

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK                                                              20

         ITEM 4.  CONTROLS AND PROCEDURES                                                   20

PART II.  OTHER INFORMATION                                                                 21

SIGNATURES                                                                                  22


SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

                                                                                     SEPTEMBER 30,
                                                                                         2003         DECEMBER 31,
                                                                                      (UNAUDITED)        2002
                                                                                    ---------------  --------------
ASSETS:
Cash and cash equivalents                                                            $    29,441      $    34,847
Investment securities:
          Held to maturity, fair value $16,829 (2003) and $32,000 (2002)                  16,456           31,154
          Available for sale, amortized cost $170,444 (2003) and $145,141 (2002)         171,196          148,476
          Federal Reserve Bank and Federal Home Loan Bank Stock, at cost                  11,191            9,059
Loans held for sale                                                                        6,061           10,638
Loans receivable, net of allowance for loan losses
          of $14,625 (2003) and $11,888 (2002)                                         1,263,482        1,078,586
Accrued interest receivable                                                                9,953            9,283
Premises and equipment, net                                                               20,179           20,202
Other assets                                                                              11,771            7,523
                                                                                     -----------      -----------
                          Total assets                                               $ 1,539,730      $ 1,349,768
                                                                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
          Noninterest-bearing demand                                                 $   160,795      $   135,945
          Interest-bearing demand                                                         53,771           50,162
          Money market accounts                                                          363,643          258,712
          Savings accounts                                                                 7,067            5,700
          Time deposits of $100,000 or more                                              375,541          309,205
          Other time deposits                                                            243,560          262,033
                                                                                     -----------      -----------
                  Total deposits                                                       1,204,377        1,021,757
Accrued interest payable                                                                   3,085            4,486
Other liabilities                                                                          5,459            2,858
Other borrowings                                                                         176,102          199,282
Long-term debt                                                                            45,013           25,013
                                                                                     -----------      -----------
                          Total liabilities                                            1,434,036        1,253,396
Shareholders' equity:
          Common  stock - $1 par value; 20,000,000 shares authorized;
                  12,243,042 shares issued and outstanding                                12,243           12,243
          Capital surplus                                                                  6,460            6,196
          Retained earnings                                                               89,481           80,724
          Accumulated other comprehensive income (loss)                                      451            2,201
          Treasury stock, at cost; 401,354 (2003) and 696,284 (2002) shares               (2,941)          (4,992)
                                                                                     -----------      -----------
                          Total shareholders' equity                                     105,694           96,372
                                                                                     -----------      -----------
                          Total liabilities & shareholders' equity                   $ 1,539,730      $ 1,349,768
                                                                                     ===========      ===========


          The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except earnings per share data)

                                                   FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                    2003         2002        2003        2002
                                                  --------     --------    --------    --------
Interest income:
     Interest and fees on loans                   $ 19,250     $ 16,310    $ 56,271    $ 48,733
     Investment securities:
        U.S. Government and agency obligations       1,400        1,578       4,032       4,707
        Mortgage-backed securities                     204          763         856       2,521
        State and political subdivisions               179          317         690       1,048
        Other securities                               142          141         432         423
     Other interest-earning assets                       1           29           7          40
                                                  --------     --------    --------    --------
        Total interest income                       21,176       19,138      62,288      57,472
Interest expense:
     Interest-bearing demand                            86          116         282         287
     Money market accounts                           1,323        1,157       3,870       3,107
     Savings accounts                                    5            6          12          20
     Time deposits of $100,000 or more               2,045        2,386       6,562       7,073
     Other time deposits                             1,524        2,297       5,026       7,379
     Other borrowings                                1,174        1,133       3,722       3,636
     Long-term debt                                    792          582       1,969       1,745
                                                  --------     --------    --------    --------
        Total interest expense                       6,949        7,677      21,443      23,247
                                                  --------     --------    --------    --------

Net interest income                                 14,227       11,461      40,845      34,225

Provision for loan losses                            2,726        1,570       6,448       4,095

Other income:
     Service charges and fees                        2,442        2,104       6,918       5,881
     Other noninterest income                          165          249         707         724
     Gain on sales of loans receivable               1,158          927       3,157       2,126
     Gain on sales of investment securities              1          228          28         231
                                                  --------     --------    --------    --------
        Total other income                           3,766        3,508      10,810       8,962

Other expenses:
     Salaries and employee benefits                  5,200        4,493      14,433      12,591
     Occupancy                                       2,078        1,779       5,938       5,229
     FDIC and other insurance                           90           74         246         212
     Other real estate                                  (2)           2         168         (19)
     General and administrative                      2,535        2,041       7,303       6,333
                                                  --------     --------    --------    --------
        Total other expenses                         9,901        8,389      28,088      24,346
                                                  --------     --------    --------    --------
Income before taxes                                  5,366        5,010      17,119      14,746
     Taxes on income                                 1,943        1,561       6,150       4,816
                                                  --------     --------    --------    --------
Net income                                        $  3,423     $  3,449    $ 10,969    $  9,930
                                                  ========     ========    ========    ========

Basic earnings per share                          $   0.30     $   0.30    $   0.93    $   0.87
                                                  ========     ========    ========    ========
Diluted earnings per share                        $   0.28     $   0.28    $   0.90    $   0.82
                                                  ========     ========    ========    ========
Cash dividends declared per share                 $   0.06     $   0.06    $   0.19    $   0.17
                                                  ========     ========    ========    ========


The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                       FOR THE NINE MONTHS
                                                                       ENDED SEPTEMBER 30,
                                                                       2003          2002
                                                                    ---------     ---------
Operating activities:
     Net income                                                     $  10,969     $   9,930
     Adjustments to reconcile net income to net
        cash (used in) provided from operating activities:
           Provision for loan losses                                    6,448         4,095
           Depreciation and amortization expense                        1,991         1,873
           Amortization of premiums and accretion of
              discounts on securities, net                                178           (96)
           Amortization of intangibles                                    322           139
           Tax benefit from exercise of stock options                     707            --
           (Gain) Loss on sales/calls of securities                       (28)         (231)
           (Gain) Loss on sales of loans receivable                    (3,157)       (2,126)
           (Gain) Loss on sales of premises/equipment                     (58)           16
           (Gain) Loss on other real estate owned, net                    106          (102)
           Proceeds from sales of residential mortgage loans          161,728        85,580
           Residential mortgage loans originated for resale          (153,907)      (76,688)
     Changes in assets and liabilities:
        Accrued interest receivable                                      (670)          485
        Other assets                                                   (4,002)         (664)
        Income taxes payable                                               --          (176)
        Accrued interest payable                                       (1,401)          240
        Other liabilities                                               2,496           340
                                                                    ---------     ---------
           Net cash (used in) provided from operating activities       21,722        22,615
                                                                    ---------     ---------
Investing activities:
     Proceeds from sales of available for sale securities               6,540        13,509
     Proceeds from principal repayments, calls and maturities:
        Held to maturity securities                                    14,675        15,228
        Available for sale securities                                  58,869        43,588
     Proceeds from redemptions of Federal Home Loan Bank stock             --         2,379
     Purchases of Federal Reserve Bank and Federal Home Loan
        Bank stock                                                     (2,132)          (12)
     Purchases of held to maturity securities                              --        (1,022)
     Purchases of available for sale securities                       (90,839)      (36,902)
     Loans originated and principal repayments, net                  (381,530)     (207,018)
     Proceeds from sales of guaranteed student loans                  188,818        80,987
     Purchases of premises and equipment                               (2,168)       (1,753)
     Proceeds from sales of premises and equipment                        258            41
     Proceeds from sales of other real estate owned                     1,440           922
                                                                    ---------     ---------
           Net cash (used in) provided from investing activities     (206,069)      (90,053)
                                                                    ---------     ---------
Financing activities:
     Net increase (decrease) in deposits                              182,620       125,559
     Net increase (decrease) in other borrowings                      (23,180)      (52,514)
     Net proceeds from issuance of common stock                         1,608         1,370
     Proceeds from issuance of long-term debt                          20,000            --
     Purchases of treasury stock                                           --          (918)
     Common stock dividends paid                                       (2,107)       (1,717)
                                                                    ---------     ---------
           Net cash (used in) provided from financing activities      178,941        71,780
                                                                    ---------     ---------
Net increase (decrease) in cash and cash equivalents                   (5,406)        4,342
Cash and cash equivalents,
     Beginning of period                                               34,847        32,406
                                                                    ---------     ---------
     End of period                                                  $  29,441     $  36,748
                                                                    =========     =========


The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)

                                                                                            ACCUMULATED                  TOTAL
                                                                                              OTHER                      SHARE-
                                            COMMON STOCK         CAPITAL       RETAINED   COMPREHENSIVE     TREASURY     HOLDERS'
                                        SHARES        AMOUNT     SURPLUS       EARNINGS    INCOME (LOSS)     STOCK       EQUITY
                                     -------------------------------------------------------------------------------------------
Balance, January 1, 2003             12,243,042   $   12,243   $    6,196    $   80,724    $    2,201    $   (4,992)   $   96,372
Cash dividends declared:
      Common, $0.19 per share                --           --           --        (2,212)           --            --        (2,212)
Common stock issued:
      Employee Stock Option Plan             --           --         (491)           --            --         1,997         1,506
      Employee Stock Purchase Plan           --           --           21            --            --            23            44
      Dividend Reinvestment Plan             --           --           27            --            --            31            58
Tax benefit related to exercise
      of stock options                       --           --          707            --            --            --           707
Other comprehensive income
      (loss), net of tax                     --           --           --            --        (1,750)           --        (1,750)
Net income                                   --           --           --        10,969            --            --        10,969
                                     --------------------------------------------------------------------------------------------
Balance, September 30, 2003          12,243,042   $   12,243   $    6,460    $   89,481    $      451    $   (2,941)   $  105,694
                                     ============================================================================================


The accompanying notes are an integral part of this statement.


SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

                                                      FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER,        ENDED SEPTEMBER,
                                                        2003        2002        2003        2002
                                                      --------    --------    --------    --------
Net income                                            $  3,423    $  3,449    $ 10,969    $  9,930
Other comprehensive income (loss)
     Unrealized holding gain (loss) on available
        for sale securities                             (1,998)        (66)     (2,556)       (103)
     Reclassification adjustment for (gains) losses
        arising during the period                           (1)       (228)        (27)         (3)
                                                      --------    --------    --------    --------
     Other comprehensive income (loss), before tax      (1,999)       (294)     (2,583)       (106)
     Tax (expense) benefit related to items
        of other comprehensive income (loss)               802         101         833          36
                                                      --------    --------    --------    --------
     Other comprehensive income (loss), net of tax      (1,197)       (193)     (1,750)        (70)
                                                      --------    --------    --------    --------
Comprehensive income                                  $  2,226    $  3,256    $  9,219    $  9,860
                                                      ========    ========    ========    ========


The accompanying notes are an integral part of this statement.

                             SOUTHWEST BANCORP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders' equity, cash flows and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal, recurring adjustments. The results of operations for the three and nine months ended September 30, 2003 and the cash flows for the nine months ended September 30, 2003 should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2: PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Southwest Bancorp, Inc. ("Southwest") and its wholly owned subsidiaries, the Stillwater National Bank and Trust Company ("Stillwater National"), SBI Capital Trust ("SBI Capital"), OKSB Statutory Trust I ("OKSB Trust I"), Business Consulting Group, Inc. ("BCG"), and Healthcare Strategic Support, Inc. ("HSSI"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                                           FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                            2003         2002         2003          2002
                                                         ---------    ---------    ----------    ---------
                                                            (Dollars in thousands,except per share data)
Net earnings, as reported                                $   3,423    $   3,449    $   10,969    $   9,930
Less:  Stock-based employee compensation expense
      determined under fair value based method for all
      awards, net of related tax effects                       (62)         (97)         (234)        (359)
                                                         ---------    ---------    ----------    ---------
Proforma net income                                      $   3,361    $   3,352    $   10,735    $   9,571
                                                         =========    =========    ==========    =========
Earnings per share:
      Basic -- as reported                               $    0.30    $    0.30    $     0.93    $    0.87
      Basic -- proforma                                  $    0.28    $    0.29    $     0.91    $    0.83
      Diluted -- as reported                             $    0.28    $    0.28    $     0.90    $    0.82
      Diluted -- proforma                                $    0.27    $    0.28    $     0.88    $    0.80



In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim period after June 15, 2003. The adoption of Statement 150 did not have a material impact on Southwest's results of operations or financial position.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance for all subsequent transactions involving variable interest entities, and are required to be adopted no later than the first interim or annual reporting period beginning after December 15, 2003 for all VIE transactions that existed as of the issuance date. Southwest has preliminarily determined that it should consolidate its investment in OKSB Trust I, the subsidiary that issued the trust preferred securities on June 26, 2003. However, in its current form, FIN 46 may require Southwest to de-consolidate its investments in SBI Capital and OKSB Trust I (the "Trusts") in future financial statements. However, even if Southwest is ultimately required to de-consolidate the Trusts, it is not expected that such de-consolidation would have a material impact on the financial statements. Additionally, in its current form, FIN 46 may require Southwest to consolidate certain lending and trust relationships in future statements. The consolidation of these relationships appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. The potential effect of these unintended consequences in future financial statements has not yet been determined.

NOTE 4: ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is shown below for the indicated periods.

                                                                 FOR THE NINE                 FOR THE
                                                                 MONTHS ENDED                YEAR ENDED
                                                              SEPTEMBER 30, 2003          DECEMBER 31, 2002
                                                              ------------------          -----------------
                                                                         (Dollars in thousands)
Balance at beginning of period                                    $   11,888                $   11,492
Loans charged-off:
      Real estate mortgage                                               569                       777
      Real estate construction                                             3                        --
      Commercial                                                       3,162                     4,248
      Installment and consumer                                           355                       371
                                                                  ----------                ----------
          Total charge-offs                                            4,089                     5,396
Recoveries:
      Real estate mortgage                                               103                        93
      Real estate construction                                            --                        --
      Commercial                                                         193                       107
      Installment and consumer                                            82                       149
                                                                  ----------                ----------
          Total recoveries                                               378                       349
                                                                  ----------                ----------
Net loans charged-off                                                  3,711                     5,047
Provision for loan losses                                              6,448                     5,443
                                                                  ----------                ----------
Balance at end of period                                          $   14,625                $   11,888
                                                                  ==========                ==========
Loans outstanding:
      Average                                                     $1,252,591                $1,012,487
      End of period                                                1,284,168                 1,101,112
Net charge-offs to total average loans (annualized)                     0.40%                     0.50%
Allowance for loan losses to total loans                                1.14%                     1.08%


Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.

                                                                  AT                     AT
                                                          SEPTEMBER 30, 2003     DECEMBER 31, 2002
                                                          ------------------     -----------------
                                                                   (Dollars in thousands)
Nonaccrual loans (1)                                           $16,950                $11,455
Past due 90 days or more (2)                                     2,293                  1,452
                                                               -------                -------
      Total nonperforming loans                                 19,243                 12,907
Other real estate owned                                            482                    747
                                                               -------                -------
      Total nonperforming assets                               $19,725                $13,654
                                                               =======                =======

Nonperforming loans to loans receivable                           1.50%                  1.17%
Allowance for loan losses to nonperforming loans                 76.00%                 92.11%
Nonperforming assets to loans receivable and
      other real estate owned                                     1.54%                  1.24%



(1) The government-guaranteed portion of loans included in these totals was $2.6 million (2003) and $988,000 (2002).
(2) The government-guaranteed portion of loans included in these totals was $0
    (2003) and $29,000 (2002).


During the third quarter, Stillwater National discovered that certain financial and collateral information for a single commercial credit appeared to have been falsified, and promptly took action to mitigate its losses. The outstanding balance of this credit was $2.3 million, after charge-off, and is classified as nonaccrual. Approximately $1.6 million of this balance is guaranteed by an agency of the United States Government. Management anticipates complete resolution of the credit during the next several months. The $6.7 million increase in nonaccrual loans is primarily the result of the credit described above and the third quarter classification of a $5.0 million commercial credit as nonaccrual. This other credit, which has been closely monitored since late 2002, is expected to be resolved during the next several months. In addition, management anticipates that several other large problem credits that were classified as nonaccrual at June 30, 2003 and September 30, 2003, will be resolved during the fourth quarter of 2003 or in early 2004.


Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest deems appropriate. The allowance is based on careful, continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio and unused commitments to provide financing. Southwest's systematic methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and an unallocated reserve. During the nine months ended September 30, 2003, there were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases. Loss factors generally are based on Southwest's historical loss experience in the various portfolio categories over the prior six quarters or four quarters, but may be adjusted for categories where six and four quarter loss experience is historically unusual. Such an adjustment was made in the first and second quarters of 2003 in order to moderate, but not eliminate, the effects of losses on two credit relationships that had resulted in an historically anomalous loss factor for non-classified, secured commercial loans. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses. Formula allowances also are established for loans that do not have specific allowances according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade. Specific allowances are established in cases where management has identified significant conditions or circumstances related to individual loans that management believes indicate the probability that a loss may be incurred in an amount different from the amounts determined by application of the formula allowance. Specific allowances include amounts related to loans that are identified for evaluation of impairment, which is based on discounted cash flows using each loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. All of Southwest's nonaccrual loans are considered to be impaired loans. The unallocated allowance is based upon management's evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. These factors may include general economic and business conditions affecting lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal credit examiners, and management's judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Management reviews these conditions quarterly.

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

NOTE 5: LOANS RECEIVABLE

Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Kansas and Texas. Its commercial lending operations are concentrated in the Stillwater, Tulsa, and Oklahoma City areas of Oklahoma, in Wichita, Kansas and in the Dallas, Texas metropolitan area. As a result, the collectibility of Southwest's loan portfolio can be affected by changes in the general economic conditions in these three states and in those metropolitan areas. At September 30, 2003 and December 31, 2002, substantially all of Southwest's loans were collateralized with real estate, inventory, accounts receivable and/or other assets, or are guaranteed by agencies of the United States Government.

At September 30, 2003, loans to individuals and businesses in the healthcare industry totaled approximately $285.9 million, or 22% of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% or more of total loans.

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $17.0 million at September 30, 2003. During the first nine months of 2003, $7,000 in interest income was received on nonaccruing loans. If interest on those loans had been accrued for the nine months ended September 30, 2003, additional total interest income of $709,000 would have been recorded.

NOTE 6: LONG-TERM DEBT

The long-term debt recorded on Southwest's statement of financial condition represents interests in: (1) 9.30% subordinated debentures ("Subordinated Debentures"), due July 31, 2027, issued by Southwest to its subsidiary, SBI Capital, in connection with SBI Capital's Cumulative Trust Preferred Securities; and (2) variable rate subordinated debentures due June 26, 2033, issued by Southwest to its subsidiary, OKSB Trust I, in connection with a private placement of pooled Trust Preferred Securities (the "Preferred Securities"). The Subordinated Debentures and related payments are the only assets of SBI Capital and OKSB Trust I. The Preferred Securities meet the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Preferred Securities and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital.

On October 14, 2003, Southwest issued an additional $25.0 million of 30-year variable rate subordinated debentures in connection with additional trust preferred securities in a private placement. Proceeds from the October issuance are expected to be used to retire the $25.0 million in 9.30% fixed rate trust preferred securities issued in 1997. Whether or not Southwest redeems the 1997 trust preferred securities during 2003 depends upon a number of factors, including the currently unsettled accounting and regulatory capital rules relating to trust preferred securities. (See discussion of FIN 46 in Note 3.)

NOTE 7: EARNINGS PER SHARE

Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury stock method. At September 30, 2003 and 2002, there were zero and 10,000 antidilutive options to purchase common shares, respectively. Per share amounts in this report have been restated to reflect the 2-for-1 stock split declared on July 24, 2003.

The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:

                                           FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                           ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                           2003          2002          2003          2002
                                        ----------    ----------    ----------    ----------
Weighted average shares outstanding:
      Basic earnings per share          11,839,891    11,548,214    11,762,996    11,473,274
Effect of dilutive securities:
      Stock options                        558,109       609,502       484,046       564,334
                                        ----------    ----------    ----------    ----------
Weighted average shares outstanding:
      Diluted earnings per share        12,398,000    12,157,716    12,247,042    12,037,608
                                        ==========    ==========    ==========    ==========


NOTE 8: SHAREHOLDERS' EQUITY

SHARE REPURCHASE PROGRAM

In March 2002, Southwest authorized the repurchase of up to 5% of its current outstanding common stock in the period ending June 30, 2003. At June 30, 2003, Southwest had purchased 30,000 shares under this program at an average price of $10.90 per share. These repurchases reduced shareholders' equity by $327,000 in 2002.

In March 2003, Southwest authorized the repurchase of up to an additional 5% of its current outstanding common stock. Share repurchases under the current program are expected to be made primarily on the open market, from time to time, until March 31, 2004, or earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting and other factors. As of September 30, 2003, no share repurchases had been made under this program.

SHAREHOLDER RIGHTS PLAN

On April 22, 1999, Southwest adopted a Rights Plan designed to protect its shareholders against acquisitions that the Board of Directors believes are unfair or otherwise not in the best interests of Southwest and its shareholders. Under the Rights Plan, each holder of record of Southwest's common stock, as of the close of business on April 22, 1999, received one right per common share. The rights generally become exercisable if an acquiring party accumulates, or announces an offer to acquire, 10% or more of Southwest's voting stock. The rights will expire on April 22, 2009. Each right will entitle the holder (other than the acquiring party) to buy, at the right's then current exercise price, Southwest's common stock or equivalent securities having a value of twice the right's exercise price. The exercise price of each right was initially set at $36.67. In addition, upon the occurrence of certain events, holders of the rights would be entitled to purchase, at the then current exercise price, common stock or equivalent securities of an acquiring entity worth twice the exercise price. Under the Rights Plan, Southwest also may exchange each right, other than rights owned by an acquiring party, for a share of its common stock or equivalent securities.

SOUTHWEST BANCORP, INC.
UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)


                                                                FOR THE THREE MONTHS ENDED SEPTEMBER,
                                                                  2003                          2002
                                                      ----------------------------- -----------------------------
                                                         AVERAGE        AVERAGE        AVERAGE        AVERAGE
                                                         BALANCE      YIELD/RATE       BALANCE      YIELD/RATE
                                                      -------------- -------------- -------------- --------------
ASSETS:
        Loans receivable                                 $1,296,519          5.89%     $1,028,000          6.29%
        Investment securities                               195,266          3.91         207,772          5.34
        Other interest-earning assets                           671          0.59           7,058          1.63
                                                      --------------                --------------
           Total interest-earning assets                  1,492,456          5.63       1,242,830          6.11
        Noninterest-earning assets                           49,063                        51,110
                                                      --------------                --------------
           Total assets                                  $1,541,519                    $1,293,940
                                                      ==============                ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:

        Interest-bearing demand                          $   56,698          0.60%     $   54,955          0.84%
        Money market accounts                               363,918          1.44         223,022          2.06
        Savings accounts                                      6,783          0.29           5,707          0.42
        Time deposits                                       615,945          2.30         612,970          3.03
                                                      --------------                --------------
           Total interest-bearing deposits                1,043,344          1.89         896,654          2.64
        Other borrowings                                    189,150          2.46         144,843          3.10
        Long-term debt                                       45,013          7.04          25,013          9.30
                                                      --------------                --------------
           Total interest-bearing liabilities             1,277,507          2.16       1,066,510          2.86
        Noninterest-bearing demand                          146,526                       121,676
        Other noninterest-bearing liabilities                13,780                        13,934
        Shareholders' equity                                103,706                        91,820
                                                      --------------                --------------
           Total liabilities and shareholders' equity    $1,541,519                    $1,293,940
                                                      ==============                ==============

        Interest rate spread                                                 3.47%                         3.25%
                                                                     ==============                ==============
        Net interest margin (1)                                              3.78%                         3.66%
                                                                     ==============                ==============
        Ratio of average interest-earning assets
           to average interest-bearing liabilities           116.83%                       116.53%
                                                      ==============                ==============




                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER,
                                                                     2003                          2002
                                                         ----------------------------- -----------------------------
                                                            AVERAGE        AVERAGE        AVERAGE        AVERAGE
                                                            BALANCE       YIELD/RATE      BALANCE      YIELD/RATE
                                                         --------------- ------------- -------------- --------------
ASSETS:
        Loans receivable                                     $1,252,591         6.01%    $  989,625          6.58%
        Investment securities                                   188,423         4.26        214,102          5.43
        Other interest-earning assets                             1,022         0.92          3,210          1.67
                                                         ---------------               --------------
           Total interest-earning assets                      1,442,036         5.78      1,206,937          6.37
        Noninterest-earning assets                               49,770                      51,941
                                                         ---------------               --------------
           Total assets                                      $1,491,806                  $1,258,878
                                                         ===============               ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:

        Interest-bearing demand                              $   56,537         0.67%    $   52,496          0.73%
        Money market accounts                                   315,199         1.64        197,871          2.10
        Savings accounts                                          6,427         0.25          5,631          0.47
        Time deposits                                           625,985         2.47        594,357          3.25
                                                         ---------------               --------------
           Total interest-bearing deposits                    1,004,148         2.10        850,355          2.81
        Other borrowings                                        205,307         2.42        165,436          2.94
        Long-term debt                                           32,119         8.17         25,013          9.30
                                                         ---------------               --------------
           Total interest-bearing liabilities                 1,241,574         2.31      1,040,804          2.99
        Noninterest-bearing demand                              134,335                     116,262
        Other noninterest-bearing liabilities                    15,156                      13,407
        Shareholders' equity                                    100,741                      88,405
                                                         ---------------               --------------
           Total liabilities and shareholders' equity        $1,491,806                  $1,258,878
                                                         ===============               ==============

        Interest rate spread                                                    3.47%                        3.38%
                                                                         =============                ==============
        Net interest margin (1)                                                 3.79%                        3.79%
                                                                         =============                ==============
        Ratio of average interest-earning assets
           to average interest-bearing liabilities               116.15%                      115.96%
                                                         ===============               ==============


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

GENERAL

Southwest Bancorp, Inc. ("Southwest") is a financial holding company for the Stillwater National Bank and Trust Company ("Stillwater National"), SBI Capital Trust ("SBI Capital"), OKSB Statutory Trust I ("OKSB Trust I"), Business Consulting Group, Inc. ("BCG"), and Healthcare Strategic Support, Inc. ("HSSI"). Southwest is an independent institution.

Southwest offers a broad range of commercial and consumer banking and other financial services through full service offices in Stillwater, Oklahoma City, Tulsa and Chickasha, Oklahoma and Frisco, Texas; loan production offices in Wichita, Kansas and on the campuses of the University of Oklahoma Health Sciences Center and Oklahoma State University-Tulsa; a marketing presence in the Student Union at Oklahoma State University-Stillwater; and on the Internet, through SNB DirectBanker(R). Southwest was recently notified by the Office of Thrift Supervision that its application to create a federal savings bank in Wichita, Kansas has been approved. The federal savings bank, SNB Bank of Wichita, is expected to be opened on the site of the Wichita loan production office in November 2003. Southwest devotes substantial efforts to marketing and providing services to local businesses, their primary employees, and to other managers and professionals living and working in Southwest's market areas

Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest has grown from $434 million in assets since becoming a public company at year-end 1993, to more than $1.5 billion at September 30, 2003, without acquiring other financial institutions. Southwest considers acquisitions of other financial institutions and other companies from time to time, although it does not have any specific agreements or understandings for any such acquisition at present. Southwest also considers, from time to time, the establishment of new lending, banking and other offices in additional geographic markets. Southwest also extends loans to borrowers in Oklahoma and neighboring states through participations with correspondent banks.

FINANCIAL CONDITION

TOTAL ASSETS

Southwest's total assets were $1.5 billion at September 30, 2003 and $1.3 billion at December 31, 2002.

LOANS

Total loans, including loans held for sale, were $1.3 billion at September 30, 2003, a 17% increase ($183.1 million) from December 31, 2002. Southwest experienced increases in the categories of real estate construction loans ($82.9 million, or 64%); government-guaranteed student loans ($67.7 million, or 57%); commercial and industrial loans ($26.9 million, or 8%); and commercial real estate mortgages ($25.9 million, or 7%). These increases in loans were offset by reductions in residential mortgage loans ($19.1 million, or 19%) and other consumer loans ($1.1 million, or 4%). Loans held for sale, consisting of certain residential mortgages and business loans, decreased $4.5 million, or 43%, while portfolio loans increased $187.6 million, or 17%.

Southwest sold participations in loans of approximately $20.1 million during the third quarter of 2003.

Management determines the appropriate level of the allowance for loan losses using a systematic methodology. (See Note 4, "Allowance for Loan Losses," in the Notes to Unaudited Consolidated Financial Statements.) The allowance for loan losses increased by $2.7 million, or 23%, from December 31, 2002 to September 30, 2003. At September 30, 2003, the allowance for loan losses was $14.6 million, or 1.14% of total loans and 76.00% of nonperforming loans, compared to $11.9 million, or 1.08% of total loans and 92.11% of nonperforming loans, at December 31, 2002. (See "Results of Operations-Provision for Loan Losses.")

DEPOSITS AND OTHER BORROWINGS

Southwest's deposits were $1.2 billion at September 30, 2003, an increase of $182.6 million, or 18%, from $1.0 billion at December 31, 2002. Increases occurred in all categories of deposits: money market accounts increased $104.9 million, or 41%; time deposits increased $47.9 million, or 8%; noninterest-bearing demand accounts increased $24.8 million, or 18%; interest-bearing demand accounts increased $3.6 million, or 7%; and savings accounts increased $1.4 million, or 24%.

Stillwater National has unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Morgan Stanley Dean Witter, Salomon Smith Barney, Prudential Securities Inc., UBS Financial Services, Inc., RBC Dain Rauscher Inc., and CountryWide Securities that total $675.0 million. At September 30, 2003, $240.3 million in these retail certificates of deposit were included in total deposits. Stillwater National has other brokered certificates of deposit totaling $38.8 million included in total deposits at September 30, 2003.

Other borrowings were reduced $23.2 million, or 12%, during the first nine months of 2003.

SHAREHOLDERS' EQUITY

Shareholders' equity increased by $9.3 million, or 10%, due primarily to earnings for the first nine months of 2003 and stock option exercises, offset in part by common stock dividends and a decrease in accumulated other comprehensive income (net, after tax, unrealized gains on investment securities available for sale). At September 30, 2003, Southwest and Stillwater National continued to exceed all applicable regulatory capital requirements.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2003 and 2002

NET INCOME

For the third quarter of 2003, Southwest recorded net income of $3.4 million which was $26,000, or 1%, less than the $3.4 million in net income recorded for the third quarter of 2002. Average shares outstanding were 11,839,891 for the third quarter of 2003 and 11,548,214 for the same period in 2002. Basic and diluted earnings per share remained the same at $0.30 and $0.28 per share for the third quarters of 2003 and 2002, respectively.

Net interest income increased $2.8 million, or 24%, for the third quarter of 2003 compared to the same period in 2002. This increase in net interest income as well as a $258,000, or 7%, increase in other income was not enough to cover a $1.2 million, or 74%, increase in the provision for loan losses; a $1.5 million, or 18%, increase in other expense; and a $382,000, or 24%, increase in taxes on income. For the third quarter of 2003, the return on average total equity was 13.10% compared to a 14.90% return on average total equity for the third quarter of 2002.

NET INTEREST INCOME

Net interest income increased to $14.2 million for the third quarter of 2003 from $11.5 million for the same period in 2002 due to a $2.0 million, or 11%, increase in interest income combined with a $728,000, or 9%, reduction in interest expense. Yields on Southwest's interest-earning assets declined by 48 basis points, and the rates paid on Southwest's interest-bearing liabilities declined by 70 basis points, resulting in an increase in the interest rate spread to 3.47% for the third quarter of 2003 from 3.25% for the third quarter of 2002. During the same periods, annualized net interest margin increased from 3.66% to 3.78%. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 116.83% for the third quarter of 2003 from 116.53% for the third quarter of 2002.

Total interest income for the third quarter of 2003 was $21.2 million, an 11% increase from $19.1 million during the same period in 2002. The principal factor in the increase of interest income was the $249.6 million, or 20%, increase in average interest-earning assets, which was partially offset by the 48 basis point reduction in the yield earned on interest-earning assets. Southwest's average loans increased $268.5 million, or 26%, and the related yield was reduced to 5.89% for the third quarter of 2003 from 6.29% in 2002. During the same period, average investment securities declined $12.5 million, or 6%, and the related yield was reduced to 3.91% from 5.34%.

Total interest expense for the third quarter of 2003 was $6.9 million, a decline of 9% from $7.7 million for the same period in 2002. The decline in total interest expense can be attributed to the 70 basis point reduction in the rates paid on interest-bearing liabilities, which was partially offset by the $211.0 million, or 20%, increase in average interest-bearing liabilities. Rates paid on deposits decreased for all categories.

OTHER INCOME

Other income increased $258,000, or 7%, for the third quarter of 2003 compared to the same period of 2002 primarily as a result of a $338,000, or 16%, increase in service charges on deposit accounts and a $231,000, or 25%, increase in gains on sales of loans which were partially offset by a $227,000, or 100%, reduction in gains on sales of securities and an $84,000, or 34%, reduction in other noninterest income.

OTHER EXPENSES

Southwest's other expenses increased $1.5 million, or 18%, for the third quarter of 2003 compared to the same period in 2002. This increase was primarily the result of a $707,000, or 16%, increase in salaries and employee benefits; a $494,000, or 24%, increase in general and administrative expenses; a $299,000, or 17%, increase in occupancy expense; and a $16,000, or 22%, increase in FDIC and other insurance; partially offset by a $4,000, or 200%, reduction in other real estate expense

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 and 2002

NET INCOME

For the first nine months of 2003, Southwest recorded net income of $11.0 million. This was $1.0 million or 10%, more than the $9.9 million in net income recorded for the first nine months of 2002. Average shares outstanding were 11,762,996 for the first nine months of 2003 and 11,473,274 for the same period in 2002. Basic and diluted earnings per share increased to $0.93 and $0.90 per share for the first nine months of 2003 from $0.87 and $0.82 per share for the same period in 2002, respectively.

Net interest income increased $6.6 million, or 19%, for the first nine months of 2003 compared to the same period in 2002. This increase in net interest income as well as a $1.8 million, or 21%, increase in other income was offset by a $2.4 million, or 57%, increase in the provision for loan losses; a $3.7 million, or 15%, increase in other expense; and a $1.3 million, or 28%, increase in taxes on income. For the first nine months of 2003, the return on average total equity was 14.56% compared to a 15.02% return on average total equity for the first nine months of 2002.

NET INTEREST INCOME

Net interest income increased to $40.8 million for the first nine months of 2003 from $34.2 million for the same period in 2002 due to a $4.8 million, or 8%, increase in interest income combined with a $1.8 million, or 8%, reduction in interest expense. Yields on Southwest's interest-earning assets declined by 59 basis points, and the rates paid on Southwest's interest-bearing liabilities declined by 68 basis points, resulting in an increase in the interest rate spread to 3.47% for the first nine months of 2003 from 3.38% for the first nine months of 2002. During the same periods, annualized net interest margin remained the same at 3.79%. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 116.15% for the first nine months of 2003 from 115.96% for the first nine months of 2002.

Total interest income for the first nine months of 2003 was $62.3 million, an 8% increase from $57.5 million during the same period in 2002. The principal factor in the increase in interest income was the $235.1 million, or 19%, increase in average interest-earning assets, which was partially offset by the 59 basis point reduction in the yield earned on interest-earning assets. Southwest's average loans increased $263.0 million, or 27%, and the related yield was reduced to 6.01% for the first nine months of 2003 from 6.58% in 2002. During the same period, average investment securities declined $25.7 million, or 12%, and the related yield was reduced to 4.26% from 5.43%.

Total interest expense for the first nine months of 2003 was $21.4 million, a decline of 8% from $23.2 million for the same period in 2002. The decline in total interest expense can be attributed to the 68 basis point reduction in the rates paid on interest-bearing liabilities, which was partially offset by the $200.8 million, or 19%, increase in average interest-bearing liabilities. Rates paid on deposits decreased for all categories.

OTHER INCOME

Other income increased by $1.8 million, or 21%, for the first nine months of 2003 compared to the same period of 2002 primarily as a result of a $1.0 million, or 18%, increase in service charges and a $1.0 million, or 48%, increase in gains on sales of loans partially offset by a $203,000, or 88%, reduction in gains on sales of investment securities and a $17,000, or 2%, reduction in other noninterest income.

OTHER EXPENSES

Southwest's other expenses increased $3.7 million, or 15%, for the first nine months of 2003 compared to the same period in 2002. This increase was primarily the result of a $1.8 million, or 15%, increase in salaries and employee benefits; a $970,000, or 15%, increase in general and administrative expenses; a $709,000, or 14%, increase in occupancy expense; a $187,000, or 984%, increase in other real estate expense; and a $34,000, or 16%, increase in FDIC and other insurance.

                                  * * * * * * *

PROVISION FOR LOAN LOSSES

Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest determines is appropriate based on a systematic methodology. (See Note 4, "Allowance for Loan Losses," in the Notes to Unaudited Consolidated Financial Statements.)

The allowance for loan losses of $14.6 million increased $2.7 million, or 23%, from year-end 2002, and represented 1.14% of total loans, compared with 1.08% of total loans at December 31, 2002. Loans of $1.3 billion at September 30, 2003 grew $183.1 million, or 17%, from year-end 2002. A provision for loan losses of $6.4 million was recorded in the first nine months of 2003, an increase of $2.4 million, or 57%, from the first nine months of 2002. The primary cause of the increase in the allowance was growth in loans, particularly in real estate construction and commercial loans.

Total nonaccrual loans increased $5.5 million, or 48%, from December 31, 2002, while total nonperforming loans increased $6.3 million, or 49%. Total nonperforming assets of $19.7 million (which includes other real estate owned) increased $6.1 million, or 44%, and equaled 1.54% of total loans and other real estate. As shown in Note 4, total nonperforming loans at September 30, 2003 represented 1.50% of total loans, compared to $12.9 million, or 1.17% of total loans, at December 31, 2002.

TAXES ON INCOME

Southwest's income tax expense was $6.2 million and $4.8 million for the first nine months of 2003 and 2002, respectively. Southwest's effective tax rates have been lower than federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans and the organization in July 2001 of a real estate investment trust.

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

Southwest has available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank ("FRB"), the Student Loan Marketing Association ("SLMA"), the F&M Bank of Tulsa ("F&M"), and the Federal Home Loan Bank of Topeka ("FHLB"). Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $2.2 million at September 30, 2003. Stillwater National has approved federal funds purchase lines totaling $171.5 million with three other banks and four institutional brokers; $8.5 million was outstanding on these lines at September 30, 2003. In addition, Stillwater National has available a $35.0 million line of credit from the SLMA and a $313.3 million line of credit from the FHLB. Borrowings under the SLMA line would be secured by student loans. Borrowings under the FHLB line are secured by all unpledged securities and other loans. The SLMA line expires April 20, 2007; no amount was outstanding on this line at September 30, 2003. The FHLB line of credit had an outstanding balance of $118.0 million at September 30, 2003. Stillwater National also has available unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Morgan Stanley Dean Witter, Salomon Smith Barney, Prudential Securities Inc., UBS Financial Services, Inc., RBC Dain Rauscher Inc., and CountryWide Securities that total $675.0 million. At September 30, 2003, $240.3 million in these retail certificates of deposit were included in total deposits.

Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of direct obligations of U.S. Government Agency issues, which are designated as pledged with Stillwater National's safekeeping agent. These transactions are for one-to-four day periods.

During the first nine months of 2003, the only categories of other borrowings whose averages exceeded 30% of ending shareholders' equity were repurchase agreements and funds borrowed from the FHLB.

                                                        SEPTEMBER 30, 2003                  SEPTEMBER 30, 2002
                                                 -------------------------------      ------------------------------
                                                                     FUNDS                               FUNDS
                                                   REPURCHASE       BORROWED            REPURCHASE       BORROWED
                                                   AGREEMENTS     FROM THE FHLB         AGREEMENTS    FROM THE FHLB
                                                 -------------- ----------------      -------------- ---------------
                                                                    (DOLLARS IN THOUSANDS)
Amount outstanding at end of period                 $ 47,393       $117,965              $ 53,853        $ 86,500
Weighted average rate paid at end of period             0.60%          3.43%                 1.21%           4.15%
Average Balance:
      For the three months ended                    $ 43,308       $121,108              $ 42,347        $100,990
      For the nine months ended                     $ 48,544       $140,069              $ 47,301        $116,651
Average Rate Paid:
      For the three months ended                        0.60%          3.41%                 1.21%          3.92%
      For the nine months ended                         0.75%          3.15%                 1.21%          3.65%
Maximum amount outstanding at any month end         $ 62,152       $166,500              $ 57,994        $141,500


During the first nine months of 2003, cash and cash equivalents decreased by $5.4 million. This decrease was the net result of cash used in net loan origination and other investing activities of $206.0 million offset in part by cash provided from financing activities of $178.9 million (primarily from an increase in deposits) and cash provided from operating activities of $21.7 million.

During the first nine months of 2002, cash and cash equivalents increased by $4.3 million. This increase was the net result of cash used in net loan origination and other investing activities of $90.1 million offset in part by cash provided from financing activities of $71.8 million and cash provided from operating activities of $22.6 million.

CAPITAL RESOURCES

In the first nine months of 2003, total shareholders' equity increased $9.3 million, or 10%. Earnings, net of cash dividends declared on common stock, contributed $8.8 million to shareholders' equity during this nine-month period. The sale or issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan and the employee stock option plan contributed an additional $2.3 million to shareholders' equity in the first nine months of 2003, including tax benefits realized by Southwest relating to option exercises. Accumulated comprehensive income, consisting of net unrealized gains on investment securities available for sale (net of tax), declined to $451,000 at September 30, 2003 compared to $2.2 million at December 31, 2002.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. At September 30, 2003, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.01%, a Tier I risk-based capital ratio of 11.07%, and a leverage ratio of 9.27%. As of September 30, 2003, Stillwater National also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Stillwater National by Federal bank regulators.

Southwest declared a dividend of $0.0625 per common share payable on October 1, 2003 to shareholders of record as of September 17, 2003.

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

CONTROLS AND PROCEDURES

Southwest's management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of Southwest's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Southwest's disclosure controls and procedures were adequate. There were no significant changes in Southwest's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, Southwest's internal controls over financial reporting.

NON-GAAP FINANCIAL MEASURES

None of the financial measures used in this report are defined as non-GAAP financial measures under federal securities regulations. Other banking organizations, however, may present such non-GAAP financial measures, which differ from measures based upon accounting principles generally accepted in the United States. For example, such non-GAAP measures may exclude certain income or expense items in calculating operating income or efficiency ratios, or may increase yields and margins to reflect the benefits of tax-exempt interest-earning assets. Accordingly, some of the measures used in this report may not be directly comparable with non-GAAP measures used by some other financial institutions.

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

                  None

Item 5.           Other information
                  None

Item 6.           Exhibits and reports on Form 8-K
                  (a) Exhibits.

                  Exhibit 31        Rule 13a-14(a)/15d-14(a) Certifications
                  Exhibit 32        18 U.S.C. Section 1350 Certifications

                  (b) Reports on Form 8-K.

                  Southwest filed a report on Form 8-K, dated July 21, 2003, announcing, under items 5, 9 and 12 of that form, earnings for the second quarter of 2003.

                  Southwest filed a report on Form 8-K, dated July 30, 2003, announcing, under item 5 of that form, a stock split in the form of a 2-for-1 stock dividend payable on August 29, 2003, to shareholders of record on August 15, 2003.

                  Southwest filed a report on Form 8-K, dated October 16, 2003, announcing, under items 9 and 12 of that form, earnings for the third quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANCORP, INC.
(Registrant)




By: /s/ Rick Green                                November 7, 2003
   ------------------------------------------     --------------------------
    Rick Green                                    Date
    President and Chief Executive Officer
    (Principal Executive Officer)

By: /s/ Kerby Crowell                             November 7, 2003
   ------------------------------------------     ----------------------------
    Kerby Crowell                                 Date
    Executive Vice President, Chief Financial
    Officer and Secretary
    (Principal Financial Officer)