Form 10-K
period 2003-12-31
SOUTHWEST BANCORP INC
filed 2004-03-15
CIK 914374

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2003

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

YES  X    NO
    ---      --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by a check mark if the registrant is an accelerated filer.

 YES X   NO
----       ---

The registrant's Common Stock is traded on the NASDAQ National Market under the symbol OKSB. The aggregate market value of approximately10,895,232 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2003, the last day of the registrant's most recently completed second fiscal quarter, was approximately $149.4 million based on the closing sales price of $13.71 per share of the registrant's Common Stock on that date. Solely for purposes of this calculation, it is assumed that directors, officers and 10% stockholders of the registrant are affiliates. As of the close of business on March 5, 2004, 12,031,651 shares of the registrant's Common Stock were outstanding.

                       Documents Incorporated by Reference

Parts I and II:   Portions of the Annual Report to Shareholders for the year ended December 31, 2003 (the "Annual Report").

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2004 (the "Proxy Statement").

                    CAUTION ABOUT FORWARD-LOOKING STATEMENTS

         Southwest Bancorp, Inc. ("Southwest") makes forward-looking statements in this Form 10-K that are subject to risks and uncertainties. These forward-looking statements include: statements of Southwest's goals, intentions, and expectations; estimates of risks and of future costs and benefits; assessments of loan quality, probable loan losses, liquidity, off-balance sheet arrangements, contractual obligations, and market or interest rate risk; and statements of Southwest's ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates and other economic conditions; future laws, regulations and accounting principles; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest's past growth and performance do not necessarily indicate its future results.

                                     PART I

ITEM 1. BUSINESS

General

         Southwest is a financial holding company headquartered in Stillwater, Oklahoma. Southwest provides commercial and consumer banking services through its banking subsidiaries, Stillwater National Bank & Trust Company ("Stillwater National") and SNB Bank of Wichita ("SNB Wichita") and management consulting services through Business Consulting Group, Inc. and Healthcare Strategic Support, Inc. Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, Southwest is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Southwest became a financial holding company during 2000 pursuant to the Holding Company Act. Stillwater National is a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the "OCC"). SNB Wichita, headquartered in Wichita, Kansas, is a federal savings bank chartered in November 2003 and subject to supervision and regulation by the Office of Thrift Supervision ("OTS"). The deposit accounts of Southwest's banking subsidiaries are insured by the by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law.

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

Strategic Focus

         Southwest's banking philosophy is to provide a high level of customer service, a wide range of financial services, and products responsive to customer needs. This philosophy has led to the development of a line of deposit and lending products that responds to customer needs for speed, efficiency, and information. These include Southwest's Sweep Repurchase Agreements, Business Mail Processing, and SNB DirectBanker(R) and other internet banking products, which complement Southwest's more traditional banking products. Southwest also emphasizes marketing to highly educated, professional and business persons in its markets. Southwest seeks to build close relationships with businesses, professionals and their principals and to service their banking needs throughout their business development and professional lives.

Organization

         Southwest's business operations are conducted through four operating segments that include Oklahoma banking, Other states banking re, Secondary market segment consisting of student lending and residential mortgage lending services, and an "Other" segment that includes support, control, , and funding. The organizational structure is designed to facilitate high customer service, prompt response, efficiency, and appropriate, uniform credit standards and other controls.

         Regional Divisions. The regional operating segments include Oklahoma Banking, which includes the Stillwater division, the Central Oklahoma division, based in Oklahoma City, and the Tulsa division; and Other States Banking, which includes the Texas division, based in metropolitan Dallas, and the Kansas Division, based in Wichita. The Stillwater division serves the Stillwater market as a full-service community bank emphasizing both commercial and consumer lending. The other four divisions pursue a more focused marketing strategy, targeting managers, professionals, and businesses for lending, and offering more specialized services. All of the regional divisions focus on commercial and consumer financial services to local businesses and their senior employees and to other managers and professionals living and working in Southwest's market areas. Southwest has a high-service philosophy. Loan officers often meet at the customer's home or place of business to close loans. Third-party courier services often are used to collect commercial deposits.

         Secondary Market Segment. Southwest manages its mortgage and student lending operations through its home office. Southwest markets its student lending program directly to financial aid directors at colleges and universities throughout the United States. Southwest also originates first mortgage loans for sale to the Federal National Mortgage Association ("FNMA") or private investors. Servicing on these loans may be released in connection with the sale.

         Support and Control Functions. Support and control functions are centralized, although each regional division has support and control personnel. Southwest's philosophy of customer service extends to its support and control functions. Southwest manages and offers products that are technology based, or that otherwise are more efficiently offered centrally, through its home office. These include products that are marketed through the regional offices, such as Southwest's internet banking product for commercial and retail customers (SNB DirectBanker(R)), commercial information and item processing services (Business Mail Processing), , and products marketed and managed directly by central staff, such as cash dispensing machines. Southwest's technology products are marketed both to existing customers and to help develop new customer relationships. Use of these products by customers enables Southwest to serve its customers more effectively, use its resources more efficiently, and increase fee income.

         For additional information regarding Southwest's operating segments, please see "Note 16. Operating Segments" to the Consolidated Financial Statements on page 45-46 of the Annual Report.

Banking Offices

         Banking Offices. Southwest has nine full-service banking offices, three located in Stillwater, two located in Tulsa, Oklahoma, and one each in Oklahoma City and Chickasha, Oklahoma, Frisco, Texas, and Wichita, Kansas; loan production offices on the campuses of the University of Oklahoma Health Sciences Center and Oklahoma State University-Tulsa; a marketing presence in the Student Union at Oklahoma State University-Stillwater; and on the Internet, through SNB DirectBanker(R). See "Item 2. Properties." Before 1999, laws of the State of Oklahoma limited the number and location of de novo branches that a financial institution could establish. Southwest has developed and continues to pursue a business strategy that does not rely on an extensive branch network. National banks in Oklahoma now have broad ability to establish de novo branches anywhere in the state. Southwest established its interstate offices in Frisco, Texas and Wichita, Kansas in 2002. SNB Wichita opened on the site of the Wichita loan production office in 2003.

Regulation, Supervision, and Governmental Policy

         Following is a brief summary of certain statutes and regulations that significantly affect Southwest and its banking subsidiaries. A number of other statutes and regulations affect Southwest, Stillwater National, and SNB Wichita but are not summarized below. Although Stillwater National and SNB Wichita have different primary federal banking regulators, many of the rules that govern them are substantially the same. Where practical, the rules for both banks are discussed together below. For ease of reference the term "banks" is used below to include national banks and state chartered banks ("commercial banks") and federal savings banks and saving associations, unless other wise indicated.

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

         Under the Holding Company Act, a bank holding company must obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of any class of voting securities of any commercial bank or bank holding company if, after the acquisition, the bank holding company would directly or indirectly own or control more than 5% of the class; (2) acquiring all or substantially all of the assets of another commercial bank or bank holding company; or (3) merging or consolidating with another bank holding company.

         Under the Holding Company Act, any company must obtain approval of the Federal Reserve prior to acquiring control of Southwest or its banking subsidiaries. For purposes of the Holding Company Act, "control" is defined as ownership of more than 25% of any class of voting securities, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies.

         The federal Change in Bank Control Act and the related regulations of the Federal Reserve require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the Federal Reserve before the person or persons acquire control of Southwest or its banking subsidiaries. The Change in Bank Control Act defines "control" as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank.

         The Holding Company Act also limits the investments and activities of bank holding companies. In general, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling commercial banks, providing services for its subsidiaries, non-bank activities that are closely related to banking (including ownership and control of a savings bank or savings association), and other financially related activities. However, bank holding companies such as Southwest that qualify as financial holding companies under the Holding Company Act also may engage in a broad range of additional non-bank activities. Southwest qualified as a financial holding company in 2000.

         The activities of Southwest are subject to these legal and regulatory limitations under the Holding Company Act and Federal Reserve regulations. Non-bank and financially related activities of bank holding companies, including companies that become financial holding companies, also may be subject to regulation and oversight by regulators other than the Federal Reserve.

         The Federal Reserve also has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any banking subsidiary of that holding company.

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

         National Bank Regulation. As a national bank, Stillwater National is subject to the primary supervision of the OCC under the National Bank Act. The prior approval of the OCC is required for a national bank to establish or relocate an additional branch office or to engage in any merger, consolidation, or significant purchase or sale of assets.

         Before 1999, laws of the State of Oklahoma severely limited the number and location of de novo branches that a national bank could establish. National banks in Oklahoma now have broad ability to establish de novo branches anywhere in the state as a result of changes in state laws enacted in 1999, and interpretations of those laws by the OCC.

         The OCC regularly examines the operations and condition of Stillwater National, including but not limited to its capital adequacy, reserves, loans, investments, and management practices. These examinations are for the protection of Stillwater National's depositors and the deposit insurance funds administered by the FDIC. In addition, Stillwater National is required to furnish quarterly and annual reports to the OCC. The OCC's enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a national bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

         No national bank may pay dividends from its paid-in capital. All dividends must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of a national bank's net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund.

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

         Federal Savings Bank Regulation. As a federal savings bank, SNB Wichita is subject to the primary supervision of the OTS. The prior approval of the OTS is required for SNB Wichita to establish or relocate a branch office or to engage in any merger, consolidation, or significant purchase or sale of assets. The OTS examines the operations and condition of SNB Wichita, including, but not limited to, its capital adequacy, reserves, loans, investments, and management practices. These examinations are for the protection of SNB Wichita's depositors and the deposit insurance funds administered by the FDIC. In addition, SNB Wichita is required to furnish quarterly and annual reports to the OTS. The OTS enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a federal savings bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

         In general, OTS regulations permit federal savings banks to branch in any state or states of the United States and its territories.

         A federal savings bank that does not meet the Qualified Thrift Lender ("QTL") test must either convert to a national bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and
(iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and a federal savings bank. To qualify as a QTL, a federal savings bank must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, the value of property used by a federal savings bank in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing and educational, small business and credit card loans; and (ii) subject to an aggregate 20% of portfolio assets limit, shares of stock in the FHLMC and the FNMA, loans for personal, family, household purposes, 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination, and 200% of a federal savings bank's investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. In order to maintain QTL status, the federal savings bank must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A federal savings bank that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At December 31, 2003, approximately 83.23% of SNB Wichita's assets were invested in Qualified Thrift Investments, which were in excess of the percentage required to qualify it under the QTL test.

         Under regulations of the OTS, federal savings banks must submit notice to the OTS prior to making a capital distribution (which includes dividends, stock repurchases and amounts paid to stockholders in another institution in a cash merger) if (a) they would not be well capitalized after the distribution,
(b) the distribution would result in the retirement of any of the federal savings bank's common or preferred stock or debt counted as its regulatory capital, or (c) the federal savings bank is a subsidiary of a holding company. A federal savings bank must make application to the OTS to pay a capital distribution if (x) the federal savings bank would not be adequately capitalized following the distribution, (y) the federal savings bank's total distributions for the calendar year exceed the federal savings bank's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS. Under the OTS' prompt corrective action regulations, SNB Wichita is also prohibited from making any capital distributions if after making the distribution, SNB Wichita would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

         Limits on Loans to One Borrower. National banks and federal savings banks generally are subject to the same loan to one borrower limits. With certain limited exceptions, loans and extensions of credit outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution. A national bank or federal savings bank may lend an additional amount, equal to 10% of unimpaired capital and surplus, if such loan is fully secured by readily marketable collateral. Federal savings banks are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the federal savings bank is in compliance with its regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. The lending limits generally do not apply to purchase money mortgage notes taken from the purchaser of real property acquired by federal savings banks in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the federal savings bank is not placed in a more detrimental position as a result of the sale. Certain types of loans are exempted from the lending limits, including loans secured by in-bank deposits.

         Transactions with Affiliates. Banks are subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, Southwest and other affiliates, and on investments in their stock or other securities. These restrictions prevent Southwest and its nonbanking subsidiaries from borrowing from Stillwater National or SNB Wichita unless the loans are secured by specified collateral, and require those transactions to have terms comparable to terms of arms-length transactions with third persons. In addition, secured loans and other transactions and investments by Stillwater National or SNB Wichita are generally limited in amount as to Southwest and as to any other affiliate to 10% of Stillwater National's or SNB Wichita's capital and surplus and as to Southwest and all other affiliates together to an aggregate of 20% of the Stillwater National's or SNB Wichita's capital and surplus. Certain exemptions to these limitations apply to extensions of credit by, and other transactions between, Stillwater National or SNB Wichita and their subsidiaries. These regulations and restrictions may limit Southwest's ability to obtain funds from Stillwater National and SNB Wichita for its cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.

         Real Estate Lending Guidelines. Under federal banking regulations, banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards; prudent underwriting standards, including loan-to-value limits, that are clear and measurable; loan administration procedures; and documentation, approval, and reporting requirements. A bank's real estate lending policy must reflect consideration of the Guidelines for Real Estate Lending Policies (the "Guidelines") adopted by the federal banking regulators. The Guidelines, among other things, call for internal loan-to-value limits for real estate loans that are not in excess of the limits specified in the Guidelines. The Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

         Federal Deposit Insurance. The FDIC has established a risk-based deposit insurance premium assessment system for banks. Under the system, the assessment rate for an insured depository bank depends on the assessment risk classification assigned to the bank by the FDIC, based upon the bank's capital level and supervisory evaluations. Banks are assigned to one of three capital groups -- well-capitalized, adequately capitalized, or undercapitalized -- based on the data reported to regulators. Well-capitalized banks are banks satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and
(iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized banks are banks that do not meet the standards for well-capitalized banks but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and
(iii) Tier 1 leverage ratio of 4.0% or greater. Banks that do not qualify as either well-capitalized or adequately capitalized are deemed to be undercapitalized. Within each capital group, banks are assigned to one of three subgroups on the basis of supervisory evaluations by the bank's primary supervisory authority and such other information as the FDIC determines to be relevant to the bank's financial condition and the risk it poses to the deposit insurance fund. Subgroup A consists of financially sound banks with only a few minor weaknesses. Subgroup B consists of banks with demonstrated weaknesses that, if not corrected, could result in significant deterioration of the bank and increased risk of loss to the deposit insurance fund. Subgroup C consists of banks that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. Stillwater National has been informed that it is in the lowest-cost/best risk assessment category for the first assessment period of 2004. SNB Wichita has not yet been assessed.

         Regulatory Capital Requirements. Federal regulators have established guidelines for maintenance of appropriate levels of capital by bank holding companies and banks. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

         Federal banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal banking regulators, would be permitted to operate at or near this minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. A bank holding company or bank experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital. Under OTS capital regulations, federal savings banks also must maintain "tangible" capital equal to 1.5% of adjusted total assets. Tangible capital for OTS purposes is Tier 1 capital reduced by the amount of all the federal savings bank's intangible assets except for limited amounts of mortgage servicing rights.

         The federal risk-based capital rules of the require bank holding companies and banks, to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (noncumulative perpetual preferred stock with respect to national banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; subordinated debt, intermediate-term preferred stock, and up to 45% of pre-tax net unrealized gains on available for sale equity securities.

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

         The risk-based capital regulations require all bank holding companies and banks to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios: (i) supplementary capital is limited to no more than 100% of core capital; and (ii) the aggregate amount of certain types of supplementary capital is limited. In addition, the risk-based capital regulations limit the allowance for loan losses that may be included in capital to 1.25% of total risk-weighted assets.

         The federal banking regulatory agencies have established a joint policy regarding the evaluation of banks' capital adequacy for interest rate risk. Under the policy, the assessment of a national bank's capital adequacy includes an assessment of exposure to adverse changes in interest rates. The OCC has determined to rely on its examination process for such evaluations rather than on standardized measurement systems or formulas. A federal savings bank's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. A federal savings bank with more than normal interest rate risk is required to deduct an interest rate risk component equal to one-half of the excess of its measured interest rate risk over the normal level from its total capital for purposes of determining its compliance with the OTS risk-based capital guidelines. The federal banking regulators may require federal savings banks that are found to have a high level of interest rate risk exposure or weak interest rate risk management systems to take corrective actions. Management believes its interest rate risk management systems and its capital relative to its interest rate risk are adequate.

         Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. Neither Stillwater National nor SNB Wichita had any trading assets or liabilities during 2003, 2002 or 2001, and were not required to maintain such supplemental capital.

         The federal banking regulators have established regulations that classify banks by capital levels and provide for various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A f bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2003, Stillwater National and SNB Wichita were well-capitalized as defined in applicable banking regulations.

         For information regarding Southwest's, Stillwater National's, and SNB Wichita's compliance with their respective regulatory capital requirements, see "Management's Discussion and Analysis -- Capital Resources" on page 15 of the Annual Report, and, in the Notes to Consolidated Financial Statements in the Annual Report "Note 6-Subordinated Debentures" on page 38 and "Note 9- Capital Requirements" on pages 41-43.

         Supervision and Regulation of Mortgage Banking Operations. Southwest's mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans' Administration ("VA"), and FNMA with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections, and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as Southwest are required annually to submit to FNMA, FHA and VA financial statements, and each regulatory entity has its own financial requirements. Southwest's affairs are also subject to examination by the Federal Reserve, FNMA, FHA and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Fair Credit Reporting Act, the National Flood Insurance Act, and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Southwest's mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.

         Other Laws and Regulations. Some of the aspects of the lending and deposit business of Stillwater National and SNB Wichita that are subject to regulation by the Federal Reserve and the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and deposit accounts. In addition, Stillwater National and SNB Wichita are subject to numerous federal and state laws and regulations that include specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms, and discrimination in credit transactions.

Competition

         Southwest encounters competition in seeking deposits and in obtaining loan, cash management, investment and other customers. The level of competition for deposits is high. Southwest's principal competitors for deposits are other financial institutions, including other national banks, federal savings banks, and credit unions. Competition among these institutions is based primarily on interest rates and other terms offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities. Additional competition for depositors' funds comes from U.S. Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors, such as securities firms. Competition from credit unions has intensified in recent years as historic federal limits on membership have been relaxed. Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over national banks and federal savings banks, which are fully subject to federal income taxes. Credit unions may use this advantage to offer rates that are highly competitive with those offered by national banks and federal savings banks.

         Southwest also competes in its lending activities with other financial institutions such as securities firms, insurance companies, credit unions, small loan companies, finance companies, mortgage companies and other sources of funds. Many of Southwest's nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks. As a result, such nonbank competitors have advantages over Southwest in providing certain services. A number of the financial institutions with which Southwest competes in lending, deposit, investment, cash management and other activities are larger than Southwest or have a significantly larger market share. The new offices in metropolitan Dallas and Wichita compete for loans, deposits and other services against local and nationally based financial institutions, many of which have much larger market shares and widespread office networks. In recent periods, competition has increased in Southwest's Oklahoma market areas as new entrants and existing competitors have sought to more aggressively expand their loan and deposit market share.

         The business of mortgage banking is highly competitive. Southwest competes for loan originations with other financial institutions, such as mortgage bankers, state and national banks, federal savings banks, credit unions and insurance companies. Many of Southwest's competitors have financial resources that are substantially greater than those available to Southwest. Southwest competes principally by providing competitive pricing, by motivating its sales force through the payment of commissions on loans originated, and by providing high quality service to builders, borrowers, and realtors.

         The Holding Company Act permits the Federal Reserve to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a commercial bank located in a state other than that holding company's home state. The Federal Reserve may not approve the acquisition of a commercial bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Holding Company Act also prohibits the Federal Reserve from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target commercial bank's home state or in any state in which the target commercial bank maintains a branch. The Holding Company Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a commercial bank or bank holding company to the extent such limitation does not discriminate against out-of-state commercial banks or bank holding companies. The State of Oklahoma allows out-of-state financial institutions to establish branches in Oklahoma, subject to certain limitations. Federal savings banks generally may establish branches in any state, and bank holding companies may acquire federal savings banks in any state, without regard to state law

         Financial holding companies may engage in banking as well as types of securities, insurance, and other financial activities that had been prohibited for bank holding companies under prior law. Financial institutions with or without holding companies also are authorized to establish and operate financial subsidiaries that may engage in most financial activities in which financial holding companies may engage. Competition may increase as bank holding companies and other large financial service companies take advantage of the new activities and provide a wider array of products.

Employees

         As of December 31, 2003, Southwest employed 345 persons on a full-time equivalent basis, including executive officers, loan and other banking officers, branch personnel, and others. No employees of Southwest or any of its consolidated subsidiaries are represented by a union or covered under a collective bargaining agreement. Management of Southwest considers their employee relations to be excellent.

Executive Officers

         The following table sets forth information regarding the executive officers of Southwest, Stillwater National and SNB Wichita who are not directors.


Name                                       Age                Position
----                                       ---                ---------

Kerby E. Crowell.........................  54                 Executive  Vice  President,  Chief  Financial  Officer and
                                                              Secretary of Southwest and Stillwater  National;  Director
                                                              and Secretary of SNB Wichita

John M. Frazee...........................  47                 President, SNB Wichita

Steve Gobel..............................  51                 Executive Vice President, Stillwater National

Rex E. Horning...........................  52                 President, Stillwater Division of Stillwater National

Jerry L. Lanier..........................  53                 Executive Vice President and Chief Lending Officer of
                                                              Stillwater National

Len McLaughlin...........................  51                 President, Texas Division of Stillwater National

J. Randall Mills.........................  49                 President, Healthcare Strategic Support, Inc.

Joseph P. Root...........................  39                 President, Central Oklahoma Division of Stillwater National

Kimberly G. Sinclair.....................  48                 Executive Vice President and Chief Administrative Officer
                                                              of Stillwater National

Charles H. Westerheide...................  55                 Executive Vice President and Treasurer of Stillwater National


         The principal occupations and business experience of each executive officer of Southwest are shown below.


         Kerby E. Crowell has served as Executive Vice President, Treasurer and Chief Financial Officer of Southwest and Stillwater National since 1986, became Secretary of Southwest and Stillwater National in 2000, and was named Director and Secretary of SNB Wichita in 2003. Mr. Crowell joined Stillwater National in 1969. He is a Past President and Board member of the Oklahoma City Chapter of the Financial Executives Institute, and a Board member of the Independent Community Bankers of America's ("ICBA") credit card subsidiary and the Federal Reserve's Industry Advisory Group on Electronic Check Presentment. He is past President and Director of the Oklahoma 4-H Foundation, Inc., Director and past President of the Payne County Affiliate of the American Diabetes Association, past President of the Stillwater Breakfast Kiwanis Club, the Bank Administration Institute's Northern Oklahoma Chapter, and the North Central Chapter of Certified Public Accountants, a past member of the Payments and Technology Committee of the ICBA and past Vice Chairman of the ICBA's Bank Services Committee. Mr. Crowell is also a graduate of the Leadership Stillwater Class XI.

          John M. Frazee serves as President of SNB Wichita, and previously served as President of Stillwater National's Kansas Loan Production Office. Prior to joining Stillwater National in April 2002, Mr. Frazee served as Senior Vice President-Commercial Lending and in other positions with Commerce Bank, Wichita, Kansas from 1996. Previously Mr. Frazee served in a variety of credit and operational capacities with Bank of America (formerly BANK IV) from 1983 to 1996. Mr. Frazee currently serves as Vice President of Rainbows United, secretary/treasurer of the Wichita Public Building Commission, President of the Maize USD 266 Board of Education, and serves on the boards of the YMCA, Wichita Area Builders Association and the Certified Commercial Investment Member (CCIM) Institute. He is a member of the Wichita Area Chamber of Commerce.

         Steven M. Gobel serves as Executive Vice President and Associate Chief Financial Officer of Stillwater National. From 1990 until joining Stillwater National in September 2000, Mr. Gobel served as Senior Vice President Finance and in other positions with Bank of America and predecessor institutions in Oklahoma and Kansas (previous institutions included NationsBank, Boatmen's Bank of St. Louis, Bank IV of Wichita, Kansas and Fourth National Bank of Tulsa). Mr. Gobel is a past member of the Board of Directors of the YMCA of Greater Tulsa and a past member and Chairman of the Board of Managers for the Downtown Branch of the YMCA of Greater Tulsa. From 1987 to 1990, Mr. Gobel served as a Vice President and Manager of Financial Reporting and Financial Planning for Sooner Federal Savings and Loan of Oklahoma. He is a Certified Public Accountant and prior to 1987 spent twelve years working for International Public Accounting Firms (previously Touche Ross and Coopers & Lybrand) in Tulsa, Oklahoma, New York City, New York, and Milwaukee, Wisconsin.

         Rex E. Horning was appointed President of the Stillwater Division of Stillwater National in May 2001. Mr. Horning previously served as Senior Vice President of Central National Bank and Commerce Bank in Wichita, Kansas from 1998 to May 2001, and as President and Chief Executive Officer of First State Bank and Trust Company, Pittsburg, Kansas, from 1991 to 1998. Mr. Horning currently serves on the Board of Directors of the Oklahoma State University Alumni Association, the Executive Committee of the Stillwater Chamber of Commerce and is president-elect of the Oklahoma State University College of Business Associates.

         Jerry L. Lanier was appointed Executive Vice President and Chief Lending Officer of Stillwater National in 2001. Mr. Lanier previously served as Executive Vice President-Credit Administration beginning in December 1999, supervising this area Company-wide, and from January 1998 to December 1999, served as Senior Vice President in Credit Administration. From 1992 until joining Stillwater National in 1998, Mr. Lanier was a consultant specializing in loan review. During this same period he also served as court-appointed receiver for a number of Oklahoma-based insurance companies. From 1982-1992, Mr. Lanier served as President of American National Bank and Trust Co. of Shawnee, Oklahoma including service as Chief Executive Officer from 1987-92. From 1970-1981, he was a National Bank Examiner for the OCC in Oklahoma City, Oklahoma and Dallas, Texas, and, while an examiner, served as Regional Director of Special Surveillance from 1979 to 1981. Mr. Lanier has served as United Way Drive Chairman and President; Chairman of the Shawnee Advisory Board of Oklahoma Baptist University; Director of the Shawnee Chamber of Commerce; Director and Chairman of the Youth and Family Resource Center; and President and Trustee of the Shawnee Educational Foundation.

         Len McLaughlin was appointed as President of SNB Bank of Dallas, the Texas Division of Stillwater National, in May, 2002. Mr. McLaughlin previously served as President and CEO of First Independent National Bank in Plano, Texas, and as President/CEO of Preston National Bank in Dallas, Texas. From 1989 to 1998, Mr. McLaughlin was with Compass Bancshares, serving as President of a subsidiary bank, Central Bank N.A. in Anniston, Alabama; and later as Chief Retail Executive for Compass Bank in Dallas, Texas. Mr. McLaughlin began his banking career with First National Bank of Boston's Dallas, Texas office. He has served as Chairman of the March of Dimes fund drive, United Way Fund Drive Chairman, President of the local chapter of the American Cancer Society, Director of the Little Light House, and is Honorary Co-Chairman of the Business Advisory Council of the National Republican Congressional Committee.

         J. Randall Mills was appointed President of Healthcare Strategic Services, Inc. ("HSSI") in 2003. Mr. Mills holds a Bachelor of Science degree in Accounting from Southwest Missouri State University; a Master of Health Administration from the University of Colorado; and a PhD in Sociology from Oklahoma State University. Prior to his employment with HSSI, he was a Healthcare Consultant for Madole & Wagner, PLLC where he was responsible for marketing, administration, and client services for individual physicians, medical groups, and hospital clients on medical group practice, managed care, marketing, networking, strategic planning, and development issues. He is a member of the American College of Healthcare Executives, Medical Group Management Association, Healthcare Financial Management Association, American Society of Certified Public Accountants, and Oklahoma Society of Certified Public Accountants.

         Joseph P. Root was appointed President of the Central Oklahoma Division of Stillwater National in 1997. Previously, Mr. Root was Senior Vice President in the Central Oklahoma division. Prior to joining Stillwater National in 1992, Mr. Root served as Credit Analyst from November 1987 to April 1989 and Private Banking Officer from May 1989 to July 1992 with Comerica Bank in Dallas, Texas. He is a member of the Advisory Board of the Greater Oklahoma City Chamber of Commerce, a member of the State Chamber of Commerce of Oklahoma and the Oklahoma City Men's Dinner Club and is a Director and President Elect of Infant Crisis Services, Inc., a local charitable organization that provides basic necessities to underprivileged children.

         Kimberly G. Sinclair was appointed Chief Administrative Officer in 1995 and has been Executive Vice President of Stillwater National since 1991. Prior to 1991, she had been Senior Vice President and Chief Operations Officer of Stillwater National since 1985. Ms. Sinclair joined Stillwater National in 1975. She is a member of the Stillwater Junior Service Sustainers, and serves on the Board of Directors for the Stillwater United Way. She is past Treasurer of the Board of Trustees of the Stillwater Public Education Foundation, and a graduate of the Leadership Stillwater Class IX. She has been an Ambassador with the Stillwater Chamber of Commerce and active with the Pioneer Booster Club and Stillwater PTA.

         Charles H. Westerheide was appointed Executive Vice President and Treasurer of Stillwater National in 2000. Prior to that he served as Senior Vice President and Treasury Manager. He joined Stillwater National in 1997, coming from Bank of America (previously NationsBank and BankIV), Wichita, Kansas, where he served as Treasury/Funding Manager. Prior to joining BankIV, Mr. Westerheide served as Executive Vice President and Chief Financial Officer of Security Bank and Trust Co., Ponca City, Oklahoma. Mr. Westerheide has held a number of community leadership positions including Chairman of the Ponca City Chamber of Commerce, President of the Ponca City Foundation for Progress, Inc., and a director and officer of numerous community foundations and clubs. Mr. Westerheide is a graduate of Leadership Oklahoma, Class II.

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


                                       ------------------------------------   -----------------------------------
                                                   Year ended                             Year ended
                                                December 31, 2003                      December 31, 2002
                                                    Compared to                           Compared to
                                                December 31, 2002                      December 31, 2001
                                       --------------------------------------------------------------------------
                                                    Increase (decrease) attributable to change in:
                                                     Yield/        Net                      Yield/       Net
                                         Volume       Rate       Change         Volume       Rate       Change
                                       ------------------------------------   -----------------------------------
                                                                (dollars in thousands)
Interest earned on:
     Loans receivable (1)              $ 15,722    $ (5,110)   $ 10,612      $  5,759      $(17,106)   $(11,347)
     Investment securities                 (775)     (2,219)     (2,994)       (1,366)       (1,195)     (2,561)
     Other interest-earning assets          (20)        (14)        (34)           33           (30)          3
                      --               --------    --------    --------      --------      --------    --------
         Total interest income           14,927      (7,343)      7,584         4,426       (18,331)    (13,905)

Interest paid on:
     NOW accounts                            27         (44)        (17)           50          (487)       (437)
     Money market accounts                2,094      (1,162)        932         2,062        (2,143)        (81)
     Savings accounts                         3         (11)         (8)            5           (59)        (54)
     Time deposits                          693      (4,406)     (3,713)       (1,481)      (13,267)    (14,748)
     Short-term borrowings                  908        (850)         58          (784)       (2,157)     (2,941)
     Subordinated Debentures              1,273        (592)        681            --            --          --
                                       --------------------------------      ----------------------------------
         Total interest expense           4,998      (7,065)     (2,067)         (148)      (18,113)    (18,261)
                                       --------------------------------      ----------------------------------
         Net interest income           $  9,929    $   (278)   $  9,651      $  4,574      $   (218)   $  4,356
                                       ================================      ==================================


(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

                        Investment Portfolio Composition

                                                         At December 31,
                                                 ------------------------------
                                                   2003       2002       2001
                                                 --------   --------   --------
                                                      (Dollars in thousands)

U.S. Government and agency obligations           $153,344   $104,409   $105,423
Obligations of states and political subdivisions   14,997     27,679     36,842
Mortgage-backed securities                         19,681     41,751     70,657
Other securities                                   16,244     14,850     14,424
                                                 --------   --------   --------
         Total investment securities             $204,266   $188,689   $227,346
                                                 ========   ========   ========

Available for sale (fair value)                  $177,074   $148,476   $167,545
Held to maturity (amortized cost)                  15,916     31,154     49,893
Federal Reserve Bank and Federal Home
     Loan Bank Stock                               11,276      9,059      9,908
                                                 --------   --------   --------
         Total investment securities             $204,266   $188,689   $227,346
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

                          Investment Portfolio Maturity

         The following table shows the maturities, carrying value (amortized cost for investment securities being held to maturity or estimated fair value for investment securities available for sale), estimated fair market values and average yields for Southwest's investment portfolio at December 31, 2003. Yields are not presented on a tax-equivalent basis. Maturities of mortgage-backed securities are based on expected maturities. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers on the underlying mortgages may have the right to call or prepay obligations with or without prepayment penalties. The securities of no single issuer (other than the United States or its agencies), or in the case of securities issued by state and political subdivisions, no source or group of sources of repayment, accounted for more than 10% of shareholders' equity of Southwest at December 31, 2003.

                                 One Year or Less  Two through Five Years  Five through Ten Years  More than Ten Years
                                -----------------  ----------------------  ---------------------- -------------------
                                Amortized  Average  Amortized   Average     Amortized   Average   Amortized  Average
                                   Cost     Yield      Cost      Yield         Cost      Yield       Cost     Yield
                                ---------  -------  ----------  -------     ---------   -------   ---------  --------
                                                                (Dollars in thousands)
Held to Maturity:
U.S. government and agency
  obligations                    $ 3,999   6.13%     $  1,048    2.51%         $ --        --%    $    --       --%
Obligations of states and
  political subdivisions           9,400    4.34        1,469     4.98           --        --          --       --
                                 -------             --------                  ----               -------
    Total                         13,399    4.88        2,517     3.95           --        --          --       --
                                 -------             --------                  ----               -------


Available for Sale:
U.S. government and agency
  obligations                     14,708    4.67      133,294     3.60           --        --          --       --
Obligations of states and
  political subdivisions              --      --        3,930     4.42           --        --          --       --
Mortgage-backed securities         6,382    3.60       13,199     2.47           --        --          --       --
Other securities                      --       -       13,947     3.12           --        --       2,286     6.31
                                 -------             --------                  ----               -------
    Total                         21,090    4.34      164,370     3.48           --        --       2,286     6.31
                                 -------             --------                  ----               -------
  Total investment securities    $34,489             $166,887                  $ --               $ 2,286
                                 =======             ========                  ====               =======

                                       Total Investment Securities
                                      -----------------------------
                                      Amortized   Market    Average
                                        Cost       Value     Yield
                                      --------    -------  --------
Held to Maturity:
U.S. government and agency                  --         --        --
  obligations                         $  5,047   $  5,104      5.38%
Obligations of states and
  political subdivisions                10,869     11,040      4.43
                                      --------    -------
    Total                               15,916     16,144      4.73
                                      --------    -------
Available for Sale:
U.S. government and agency
  obligations                          148,002    148,297      3.70
Obligations of states and
  political subdivisions                 3,930      4,128      4.42
Mortgage-backed securities              19,581     19,681      2.84
Other securities                        16,233     16,244      3.57
                                      --------    -------
    Total                              187,746    188,350      3.62
                                      --------    -------
  Total investment securities         $203,662   $204,494
                                      ========   ========

                                 Loan Portfolio

         The following table presents the composition of Southwest's loan portfolio, net of unearned interest:

                                 LOAN PORTFOLIO


                                                                          At December 31,
                                       2003                2002                2001                2000                1999
                                ------------------  ------------------  ------------------- ------------------- -------------------
                                  Amount       %      Amount       %      Amount       %      Amount       %      Amount      %
                                ----------  ------  ----------  ------  ----------  ------  ----------  ------  ---------- ------
                                                                       (Dollars in thousands)
Real estate mortgage -
  Commercial                      $402,596   30.76% $  374,999   34.06% $  301,578   32.39% $  276,525   30.30% $  263,216  30.86%
  One to four family residential    83,250    6.36     102,423    9.30     106,206   11.41     107,360   11.76     102,973  12.07
Real estate construction           230,292   17.60     130,001   11.81      91,897    9.87     103,951   11.39      85,511  10.03
Commercial                         355,965   27.20     348,879   31.68     312,577   33.58     311,953   34.19     296,415  34.77
Installment and consumer -
  Government-guaranteed
    student loans                  211,546   16.16     119,064   10.81      91,841    9.86      77,846    8.53      69,873   8.19
  Other                             25,187    1.92      25,746    2.34      26,947    2.89      34,915    3.83      34,820   4.08
                                ----------  ------  ----------  ------  ----------  ------  ----------  ------  ---------- -----
                                 1,308,836  100.00%  1,101,112  100.00%    931,046  100.00%    912,550  100.00%    852,808 100.00%
                                            ======              ======              ======              ======             ======
Less:  Allowance for loan loss     (15,848)            (11,888)            (11,492)            (12,125)            (11,190)
                                ----------          ----------          ----------          ----------          ----------
  Total                         $1,292,988          $1,089,224          $  919,554          $  900,425          $  841,618
                                ==========          ==========          ==========          ==========          ==========

         Potential Nonperforming Loans. Those performing loans considered potential nonperforming loans, loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms over the next six months, amounted to approximately $37.8 million at December 31, 2003, compared to $28.9 million at December 31, 2002, and $55.8 million at December 31, 2001. Loans may be monitored by management and reported as potential nonperforming loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.

                   Allocation of the Allowance for Loan Losses

         Southwest's methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and a general allowance. Additional information regarding this methodology, the allowance for loan losses, and the related provision for loan losses is included in the Annual Report on pages 10 and 11 under the caption "Provision for Loan Losses," and in Note 1 on page 30 and Note 3 on page 34 . The following table presents a five-year history for the allocation of the allowance for loan losses along with the percentage of total loans and leases in each category (dollars in thousands).When measured against the total allowance, the general allowance decreased to 8.2% from 11.3% at December 31, 2002, and was 7.7% at December 31, 2001.



                      ALLOCATION OF THE LOAN LOSS ALLOWANCE

                                                            At December 31,
                                           2003                   2002                   2001
                                  ---------------------  ---------------------  ---------------------
                                           Percent of             Percent of             Percent of
                                          Loans in Each          Loans in Each          Loans in Each
                                           Category to            Category to            Category to
                                  Amount   Total Loans   Amount   Total Loans   Amount   Total Loans
                                  ---------------------  ---------------------  ---------------------
                                                         (Dollars in thousands)
Real estate mortgage -
  Commercial                      $ 4,980     30.76%     $ 4,076     34.06%     $ 2,277     32.39%
  One to four family residential      291      6.36          509      9.30          557     11.41
Real estate construction            1,538     17.60        1,405     11.81          750      9.87
Commercial                          7,318     27.20        4,271     31.68        6,680     33.58
Installment and consumer -
  Government-guaranteed
    student loans                     105     16.16           59     10.81           46      9.86
  Other                               319      1.92          225      2.34          298      2.89
General                             1,297                  1,343                    884
                                  -------    ------      -------    ------      -------    ------
  Total                           $15,848    100.00%     $11,888    100.00%     $11,492    100.00%
                                  =======    ======      =======    ======      =======    ======


                                                At December 31,
                                           2000                   1999
                                  ---------------------  ---------------------
                                           Percent of             Percent of
                                          Loans in Each          Loans in Each
                                           Category to            Category to
                                  Amount   Total Loans   Amount   Total Loans
                                  ---------------------  ---------------------
                                             (Dollars in thousands)
Real estate mortgage -
  Commercial                      $   916     30.30%     $ 1,128     30.86%
  One to four family residential      546     11.76          602     12.07
Real estate construction            3,003     11.39        1,893     10.03
Commercial                          4,286     34.19        4,028     34.77
Installment and consumer -
  Government-guaranteed
    student loans                      --      8.53           56      8.19
  Other                               347      3.83          491      4.08
General                             3,027                  2,992
                                  -------    ------      -------    ------
  Total                           $12,125    100.00%     $11,190    100.00%
                                  =======    ======      =======    ======

         Management believes that the allowance for loan losses is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the assets comprising the loan and lease portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by Southwest, periodically review the loan portfolio and allowance for loan losses. Such review may result in recognition of additional provisions based on their judgments of information available at the time of each examination.

                   Certificates of Deposit of $100,000 or More

         The following table indicates the amount of Southwest's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2003:

                       Maturity Period               Amount
           -------------------------------------     ------
                        (Dollars in thousands)

            Three months or less (1)                $113,857
            Over three through six months (1)         64,959
            Over six through 12 months (1)           139,285
            Over 12 months                            40,029
                                                    --------
                     Total                          $358,130
                                                    ========

(1) The amount of certificates of deposit that mature within 12 months is $318.1 million. The Company does not have any liquidity concerns as a result of the volume of these maturities.

Other Material

         The Letter to Shareholders from the CEO on pages 2 and 3 of the Annual Report, the information set forth on pages 4 through 21 of the Annual Report,
Note 1-"Summary of Significant Accounting and Reporting Policies" on pages 29 through 33 of the Annual Report, Note 3-"Loans" on pages 34 through 36 of the Annual Report, and Note 5-"Other Borrowed Funds" on pages 37 and 38 of the Annual Report are incorporated herein by reference.

Availability of filings through Southwest's Website

         Southwest provides internet access to annual reports on form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, through its Investor Relations website, at www.oksb.com (This site also is accessible through Stillwater National's website at www.banksnb.com, the metropolitan Dallas division's website at www.snbdallas.com, and SNB Wichita's website at www.snbwichita.com.). Access to these reports is provided by means of a link to a third party vendor that maintains a database of such filings. In general, Southwest intends that these reports be available a soon as reasonably practicable after they are filed with or furnished to the SEC. However, technical and other operational obstacles or delays caused by the vendor may delay their availability. The SEC maintains a website (www.sec.gov) where these filings also are available through the SEC's EDGAR system. There is no charge for access to these filings through either Southwest's site or the SEC's site, although users should understand that there may be costs associated with electronic access, such as usage charges from Internet access providers and telephone companies, that they may bear.

ITEM 2.  PROPERTIES

         Page 50 of the Annual Report (listing executive and other offices) is hereby incorporated by reference. The Corporate Headquarters, Drive-in Facility, Chickasha Branch, and Tulsa Utica Branch are owned. Other facilities are held under lease or similar arrangement.

ITEM 3.  LEGAL PROCEEDINGS

         Note 14--"Commitments and Contingencies" on page 45 of the Annual Report is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of 2003, through solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The following table presents disclosure regarding equity compensation plans in existence at December 31, 2003, consisting only of the 1994 stock option plan (expired but having outstanding options that may still be exercised) and the 1999 stock option plan, both of which were approved by the shareholders (described further under the caption "Stock Option Plan" in Note 1 to the consolidated financial statements).

                                         Equity Compensation Plan Information
----------------------------------------------------------------------------------------------------------------------
        Plan category           Number of securities to be    Weighted average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and        future issuance under
                                    warrants and rights                rights               equity compensation plans
                                           (a)                           (b)                 excluding securities
                                                                                             reflected in column
                                                                                                    (c)
----------------------------------------------------------------------------------------------------------------------
 Equity compensation plans
 approved by security holders            1,034,483                      $8.43                       214,218
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
 approved by security holders                0                            0                            0
----------------------------------------------------------------------------------------------------------------------
            Total                        1,034,483                      $8.43                       214,218
----------------------------------------------------------------------------------------------------------------------


         As of March 5, 2004, there were approximately 1,800 holders of record of Southwest's Common Stock. The section titled "Stock Information" on page 50 of the Annual Report is hereby incorporated by reference.

         For information regarding regulatory restrictions on Southwest's payment of dividends, see Note 9 -- "Capital Requirements" on pages41 through 43 of the Annual Report, which is hereby incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The table titled "Selected Consolidated Financial Data" on pages 4 and 5 of the Annual Report is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Pages 6 through 21 of the Annual Report are hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The section titled "Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk" on pages 17 through 18 of the Annual Report is hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Pages 23 through 48 of the Annual Report are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable. During the past two years or any subsequent period there has been no change in or reportable disagreement with the certifying accountants for Southwest or any of its subsidiaries.

ITEM 9A. CONTROLS AND PROCEDURES

         Southwest's management, under the supervision and with the participation of it Chief Executive Officer and the Chief Financial Officer, evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of Southwest's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Southwest's disclosure controls and procedures were adequate. There were no significant changes in Southwest's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2003, that have materially effected, or are reasonably likely to materially affect, the Southwest's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors and nominees for directors of Southwest and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions titled "Proposal I--Election of Directors" on pages 2 through 6 of the Proxy Statement, "Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 of the Proxy Statement, and "Code of Ethics" on page 24 of the Proxy statement, and is hereby incorporated by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information regarding fees and services of Southwest's principal accountant is included under the caption, "Audit and Non-Audit Fees" on page 22 of the Proxy Statement and is hereby incorporated by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents Filed as Part of this Report
     ------------------------------------------

     (1) Financial Statements. The consolidated financial statements of Southwest included in the Annual Report to Shareholders for the year ended December 31, 2003, are incorporated herein by reference in Item 8 of this Report. The remaining information appearing in the Annual Report to Shareholders is not deemed to be filed as part of this Report, except as expressly provided herein.

     The following financial statements are filed as a part of this report:

         Independent Auditors' Report for the Years Ended December 31, 2003 and 2002

         Consolidated Statements of Financial Condition at December 31, 2003 and 2002

         Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002, and 2001

         Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2003, 2002, and 2001

         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2003, 2002, and 2001

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001

         Notes to Consolidated Financial Statements for the Years Ended December 31, 2003, 2002, and 2001

         (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

 No.          Exhibit
----          -------

3.1 Amended and Restated Certificate of Incorporation of Southwest Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
3.2           Bylaws of Southwest Bancorp, Inc. (incorporated by reference to
              Exhibit 3.2 to Registration Statement on Form S-1 (File No. 33-71168))
4.1 Rights Agreement, dated as of April 22, 1999, between Southwest Bancorp, Inc. and Harris Trust & Savings Bank, as rights agent and Form of Certificate of Designations setting forth terms of Class B, Series 1 Preferred Stock of Southwest Bancorp, Inc. referred to in the rights agreement (incorporated by reference to Exhibits 1 and 2 to Current Report on Form 8-K dated April 22, 1999)
* 10.1 Southwest Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (File No. 33-97850))
* 10.2        Severance Compensation Plan (incorporated by reference as Exhibit
              10.2 to Registration Statement on Form S-1 (File No. 33-71168))
* 10.3 Southwest Bancorp, Inc. 1994 Stock Option Plan (incorporated by reference from Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993)
* 10.4 Southwest Bancorp, Inc. 1999 Stock Option Plan (incorporated by reference from Exhibit 4 to Registration Statement on Form S-8 (File No. 333-92143))
* 10.5 Stillwater National Bank and Trust Company 2002 and 2003 Deferred Compensation Plans (incorporated by reference from Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

* 10.6        Stillwater National Bank and Trust Company Supplemental Profit
              Sharing Plan and Agreement dated December 19, 2002 (incorporated by reference from Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)
  13          Annual Report to Shareholders for the Year Ended December 31, 2003
  21          Subsidiaries of the Registrant
  23          Independent Auditors' Consent
  24          Power of Attorney
  31(a), (b)  Rule 13a-14(a)/15d-14(a) Certifications
  32(a), (b)  18 U.S.C. Section 1350 Certifications

* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

         (b) Reports on Form 8-K.
         ------------------------

         Southwest filed a report on Form 8-K, dated October 16, 2003, announcing, under items 5, 9 and 12 of that form, earnings for the third quarter of 2003.

         (c) Exhibits. See (a)(3) above for all exhibits filed herewith and the
Exhibit Index.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SOUTHWEST BANCORP, INC.

March 12, 2004                                       By: /s/ Rick Green
                                                         -----------------------
                                                        Rick Green
                                                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Rick Green                                               March 12, 2004
----------------------------------
Rick Green
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Kerby E. Crowell                                         March 12, 2004
----------------------------------
Kerby E. Crowell
Executive Vice President,
 Chief Financial Officer and Secretary
 (Principal Financial and
 Accounting Officer)


         A majority of the directors of Southwest executed a power of attorney appointing Rick Green as their attorney-in-fact, empowering him to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Form 10-K for the year ended December 31, 2003. This report has been signed below by such attorney-in-fact as of March 12, 2004.

By:  /s/ Rick Green
     -----------------------
     Rick Green
     Attorney-in-Fact for Majority of the
     Directors of Southwest