Form 10-Q
period 2004-03-31
SOUTHWEST BANCORP INC
filed 2004-05-07
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2004

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

                                   12,077,857
                                   ----------


                                     1 of 27

                             SOUTHWEST BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                        Page No.

PART I. FINANCIAL INFORMATION

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Statements of Financial Condition at
            March 31, 2004 and December 31, 2003                           3

          Unaudited Consolidated Statements of Operations for the
            three months ended March 31, 2004 and 2003                     4

          Unaudited Consolidated Statements of Cash Flows for the
            three months ended March 31, 2004 and 2003                     5

          Unaudited Consolidated Statements of Shareholders' Equity
            for the three months ended March 31, 2004                      6

          Unaudited Consolidated Statements of Comprehensive Income
            for the three months ended March 31, 2004 and 2003             6

          Notes to Unaudited Consolidated Financial Statements             7

          Unaudited Average Balances, Yields and Rates                    13

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                          14

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK                                                  21

     ITEM 4. CONTROLS AND PROCEDURES                                      21

PART II. OTHER INFORMATION                                                22

SIGNATURES                                                                23

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)


                                                                                MARCH 31,
                                                                                  2004           DECEMBER 31,
                                                                               (UNAUDITED)           2003
                                                                               -----------       ------------
ASSETS:
Cash and cash equivalents                                                      $    27,729       $    33,981
Investment securities:
  Held to maturity, fair value $12,867 (2004) and $16,144 (2003)                    12,736            15,916
  Available for sale, amortized cost $185,633 (2004) and $176,470 (2003)           187,141           177,074
  Federal Reserve Bank and Federal Home Loan Bank Stock, at cost                    11,360            11,276
Loans held for sale                                                                278,927           218,422
Loans receivable, net of allowance for loan losses
  of $16,228 (2004) and $15,848 (2003)                                           1,124,127         1,074,566
Accrued interest receivable                                                         11,939            11,321
Premises and equipment, net                                                         19,454            19,818
Other assets                                                                        21,044            18,351
                                                                               -----------       -----------
     Total assets                                                              $ 1,694,457       $ 1,580,725
                                                                               ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Noninterest-bearing demand                                                   $   171,350       $   167,332
  Interest-bearing demand                                                           61,280            53,955
  Money market accounts                                                            389,147           376,016
  Savings accounts                                                                   7,418             6,903
  Time deposits of $100,000 or more                                                412,659           358,130
  Other time deposits                                                              249,772           241,789
                                                                               -----------       -----------
     Total deposits                                                              1,291,626         1,204,125
Accrued interest payable                                                             2,661             3,375
Income tax payable                                                                   5,688             2,850
Other liabilities                                                                    4,718             4,410
Other borrowings                                                                   202,678           183,850
Subordinated Debentures                                                             72,180            72,180
                                                                               -----------       -----------
     Total liabilities                                                           1,579,551         1,470,790
Shareholders' equity:
  Common stock - $1 par value; 20,000,000 shares authorized;
    12,243,042 shares issued and outstanding                                        12,243            12,243
  Capital surplus                                                                    7,653             6,997
  Retained earnings                                                                 96,017            92,657
  Accumulated other comprehensive income (loss)                                        896               360
  Treasury stock, at cost; 205,809 (2004) and 287,410 (2003) shares                 (1,903)           (2,322)
                                                                               -----------       -----------
     Total shareholders' equity                                                    114,906           109,935
                                                                               -----------       -----------
     Total liabilities & shareholders' equity                                  $ 1,694,457       $ 1,580,725
                                                                               ===========       ===========

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except earnings per share data)

                                                FOR THE THREE MONTHS
                                                  ENDED MARCH 31,
                                                  2004         2003
                                                -------      -------

Interest income:
  Interest and fees on loans                    $20,804      $17,722
  Investment securities:
    U.S. Government and agency obligations        1,464        1,284
    Mortgage-backed securities                      188          371
    State and political subdivisions                158          275
    Other securities                                143          143
  Other interest-earning assets                       1            4
                                                -------      -------
    Total interest income                        22,758       19,799

Interest expense:
  Interest-bearing demand                            86           81
  Money market accounts                           1,354        1,176
  Savings accounts                                    5            4
  Time deposits of $100,000 or more               1,954        2,243
  Other time deposits                             1,438        1,823
  Other borrowings                                1,222        1,295
  Subordinated Debentures                         1,081          600
                                                -------      -------
    Total interest expense                        7,140        7,222
                                                -------      -------

Net interest income                              15,618       12,577

Provision for loan losses                         1,649        1,722

Other income:
  Service charges and fees                        2,267        2,251
  Other noninterest income                          244          292
  Gain on sales of loans receivable                 606          937
  Gain on sales of investment securities              1            2
                                                -------      -------
    Total other income                            3,118        3,482

Other expenses:
  Salaries and employee benefits                  5,159        4,312
   Occupancy                                      2,231        1,922
   FDIC and other insurance                          95           78
   Other real estate                                 17          161
   General and administrative                     3,010        2,421
                                                -------      -------
     Total other expenses                        10,512        8,894
                                                -------      -------
Income before taxes                               6,575        5,443
  Taxes on income                                 2,373        1,930
                                                -------      -------
Net income                                      $ 4,202      $ 3,513
                                                =======      =======

Basic earnings per share                        $  0.35      $  0.30
                                                =======      =======
Diluted earnings per share                      $  0.34      $  0.29
                                                =======      =======
Cash dividends declared per share               $  0.07      $  0.06
                                                =======      =======

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)


                                                                      FOR THE THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         2004            2003
                                                                      ---------       ---------
Operating activities:
  Net income                                                          $   4,202       $   3,513
  Adjustments to reconcile net income to net
    cash (used in) provided from operating activities:
      Provision for loan losses                                           1,649           1,722
      Deferred taxes                                                     (2,879)           (844)
      Depreciation and amortization expense                                 660             648
      Amortization of premiums and accretion of
        discounts on securities, net                                         30              44
      Amortization of intangibles                                            79              67
      Tax benefit from exercise of stock options                            290             470
      (Gain) Loss on sales/calls of securities                               (1)             (2)
      (Gain) Loss on sales of loans receivable                             (606)           (937)
      (Gain) Loss on sales of premises/equipment                             (6)             (7)
      (Gain) Loss on other real estate owned, net                            --             109
      Proceeds from sales of residential mortgage loans                  16,565          47,083
      Residential mortgage loans originated for resale                  (15,703)        (43,998)
      Proceeds from sales of government-guaranteed student loans         93,033          47,560
      Government-guaranteed student loans originated for resale        (162,593)        (83,437)
  Changes in assets and liabilities:
    Accrued interest receivable                                            (618)           (865)
    Other assets                                                            (21)           (386)
    Income taxes payable                                                  2,838           1,987
    Accrued interest payable                                               (714)           (572)
    Other liabilities                                                       213             349
                                                                      ---------       ---------
      Net cash (used in) provided from operating activities             (63,582)        (27,496)
                                                                      ---------       ---------
Investing activities:
  Proceeds from principal repayments, calls and maturities:
    Held to maturity securities                                           3,175           4,785
    Available for sale securities                                        26,631          25,978
Purchases of Federal Reserve Bank and Federal Home Loan
    Bank stock                                                              (84)         (1,802)
Purchases of available for sale securities                              (35,819)        (23,602)
Loans originated and principal repayments, net                          (42,770)        (95,339)
Purchases of premises and equipment                                        (463)         (1,116)
Proceeds from sales of premises and equipment                               173              14
Proceeds from sales of other real estate owned                              120              53
                                                                      ---------       ---------
           Net cash (used in) provided from investing activities        (49,037)        (91,029)
                                                                      ---------       ---------
Financing activities:
  Net increase (decrease) in deposits                                    87,501         129,875
  Net increase (decrease) in other borrowings                            18,828           1,119
  Net proceeds from issuance of common stock                                785             891
  Common stock dividends paid                                              (747)           (635)
                                                                      ---------       ---------
           Net cash (used in) provided from financing activities        106,367         131,250
                                                                      ---------       ---------
Net increase (decrease) in cash and cash equivalents                     (6,252)         12,725
Cash and cash equivalents,
  Beginning of period                                                    33,981          34,847
                                                                      ---------       ---------
  End of period                                                       $  27,729       $  47,572
                                                                      =========       =========

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)


                                                                           ACCUMULATED             TOTAL
                                                                             OTHER                 SHARE-
                                     COMMON STOCK     CAPITAL  RETAINED  COMPREHENSIVE  TREASURY  HOLDERS'
                                   SHARES    AMOUNT   SURPLUS  EARNINGS  INCOME (LOSS)   STOCK    EQUITY
                                 -------------------------------------------------------------------------
Balance, January 1, 2004         12,243,042  $12,243  $6,997   $92,657           $360   $(2,322)  $109,935

Cash dividends declared:
  Common, $0.07 per share                --       --      --      (842)            --        --       (842)
Common stock issued:
  Employee Stock Option Plan             --       --     336        --             --       408        744
  Employee Stock Purchase Plan           --       --      13        --             --         5         18
  Dividend Reinvestment Plan             --       --      17        --             --         6         23
Tax benefit related to exercise
  of stock options                       --       --     290        --             --        --        290
Other comprehensive income
  (loss), net of tax                     --       --      --        --            536        --        536
Net income                               --       --      --     4,202             --        --      4,202
                                 -------------------------------------------------------------------------
Balance, March 31, 2004          12,243,042  $12,243  $7,653   $96,017           $896   $(1,903)  $114,906
                                 =========================================================================

The accompanying notes are an integral part of this statement.


SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

                                                    FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                        2004          2003
                                                      -------       -------
Net income                                            $ 4,202       $ 3,513

Other comprehensive income (loss)
  Unrealized holding gain (loss) on available
    for sale securities                                   905          (861)
  Reclassification adjustment for (gains) losses
    arising during the period                              (1)           (2)
                                                      -------       -------
  Other comprehensive income (loss), before tax           904          (863)
  Tax (expense) benefit related to items
    of other comprehensive income (loss)                 (368)          147
                                                      -------       -------
  Other comprehensive income (loss), net of tax           536          (716)
                                                      -------       -------
Comprehensive income                                  $ 4,738       $ 2,797
                                                      =======       =======

The accompanying notes are an integral part of this statement.

                             SOUTHWEST BANCORP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders' equity, cash flows and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal, recurring adjustments. The results of operations for the three months ended March 31, 2004 and the cash flows for the three months ended March 31, 2004 should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2: PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Southwest Bancorp, Inc. ("Southwest") and its wholly owned subsidiaries, the Stillwater National Bank and Trust Company ("Stillwater National"), SNB Bank of Wichita ("SNB Wichita"), Healthcare Strategic Support, Inc. ("HSSI"), and Business Consulting Group, Inc. ("BCG"). All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 3: LOANS RECEIVABLE

Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Kansas and Texas. Its commercial lending operations are concentrated in the Stillwater, Tulsa, and Oklahoma City areas of Oklahoma; in Wichita, Kansas; and in the Dallas, Texas metropolitan area. As a result, the collectibility of Southwest's loan portfolio can be affected by changes in the general economic conditions in these three states and in those metropolitan areas. At March 31, 2004 and December 31, 2003, substantially all of Southwest's loans were collateralized with real estate, inventory, accounts receivable, and/or other assets, or are guaranteed by agencies of the United States Government.

At March 31, 2004, loans to individuals and businesses in the healthcare industry totaled approximately $319.1 million, or 22% of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% or more of total loans.

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $13.5 million at March 31, 2004. During the first three months of 2004, $64 in interest income was received on nonaccruing loans. If interest on those loans had been accrued for the three months ended March 31, 2004, additional total interest income of $239,000 would have been recorded.

NOTE 4: ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is shown below for the indicated periods.


                                                           FOR THE THREE           FOR THE
                                                            MONTHS ENDED          YEAR ENDED
                                                           MARCH 31, 2004     DECEMBER 31, 2003
                                                           --------------     -----------------
                                                                  (Dollars in thousands)
Balance at beginning of period                               $   15,848           $   11,888
Loans charged-off:
  Real estate mortgage                                              280                  717
  Real estate construction                                           --                    3
  Commercial                                                      1,057                3,915
  Installment and consumer                                          112                  442
                                                             ----------           ----------
    Total charge-offs                                             1,449                5,077
Recoveries:
  Real estate mortgage                                              102                  173
  Real estate construction                                           --                   --
  Commercial                                                         52                  230
  Installment and consumer                                           26                  112
                                                             ----------           ----------
    Total recoveries                                                180                  515
                                                             ----------           ----------
Net loans charged-off                                             1,269                4,562
Provision for loan losses                                         1,649                8,522
                                                             ----------           ----------
Balance at end of period                                     $   16,228           $   15,848
                                                             ==========           ==========
Loans outstanding:
  Average                                                    $1,379,726           $1,269,216
  End of period                                               1,419,282            1,308,836
Net charge-offs to total average loans (annualized)                0.37%                0.36%
Allowance for loan losses to total loans                           1.14%                1.21%

Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.


                                                                  AT                   AT
                                                            MARCH 31, 2004      DECEMBER 31, 2003
                                                            --------------      -----------------
                                                                   (Dollars in thousands)
Nonaccrual loans (1)                                            $13,497              $14,530
Past due 90 days or more (2)                                      2,284                1,384
                                                                -------              -------
  Total nonperforming loans                                      15,781               15,914
Other real estate owned                                           1,938                1,699
                                                                -------              -------
  Total nonperforming assets                                    $17,719              $17,613
                                                                =======              =======

Nonperforming loans to loans receivable                            1.11%                1.22%
Allowance for loan losses to nonperforming loans                 102.83%               99.59%
Nonperforming assets to loans receivable and
  other real estate owned                                          1.25%                1.34%

(1) The government-guaranteed portion of loans included in these totals was $968,000 (2004) and $1.4 million (2003).

(2) The government-guaranteed portion of loans included in these totals was $96,000 (2004) and $96,000 (2003).

The $1.0 million reduction in nonaccrual loans is primarily the result of write-downs on three problem credits classified as nonaccrual at December 31, 2003 and $448,000 in nonaccrual loans that were returned to accrual status.

Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest determines is appropriate based on a systematic methodology. The allowance is based on careful, continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio and unused commitments to provide financing. Southwest's systematic methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and a general allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases. Loss factors generally are based on Southwest's historical loss experience in the various portfolio categories over the prior eighteen months or twelve months, but may be adjusted for categories where eighteen and twelve month loss experience is historically unusual. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses. Formula allowances also are established for loans that do not have specific allowances according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade. Specific allowances are established in cases where management has identified significant conditions or circumstances related to individual loans that management believes indicate the probability that losses may be incurred in an amount different from the amounts determined by application of the formula allowance. Specific allowances include amounts related to loans that are identified for evaluation of impairment, which is based on discounted cash flows using each loan's initial effective interest rate or on the fair value of the collateral for certain collateral dependent loans. All of Southwest's nonaccrual loans are considered to be impaired loans. The general allowance is based upon management's evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. These factors may include general economic and business conditions affecting lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal credit examiners, and management's judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. There were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance during the first quarter of 2004. Southwest determined the level of the allowance for loan losses at March 31, 2004, was appropriate, based on that methodology.

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

NOTE 5: STOCK OPTION PLAN

The Southwest Bancorp, Inc. 1994 Stock Option Plan and 1999 Stock Option Plan (the "Stock Plans") provide selected key employees with the opportunity to acquire common stock. The exercise price of all options granted under the Stock Plans is the fair market value on the grant date. Depending upon terms of the stock option agreements, stock options generally become exercisable on an annual basis and expire from five to ten years after the date of grant. Southwest applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Stock Plans; accordingly, no compensation expense related to the grants of stock options has been recorded in the accompanying consolidated statements of operations. Had compensation cost for the Stock Plans been determined based upon the fair value of the options at their grant date as prescribed in Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, Southwest's proforma data would have been as follows:

                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                            2004         2003
                                                           ------       ------
                                                          (Dollars in thousands,
                                                          except per share data)

Net income, as reported                                    $4,202       $3,513
Less: Stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                         (126)        (106)
                                                           ------       ------
Proforma net income                                        $4,076       $3,407
                                                           ======       ======

Earnings per share:
  Basic -- as reported                                     $ 0.35       $0.30
  Basic -- proforma                                        $ 0.34       $0.29
  Diluted -- as reported                                   $ 0.34       $0.29
  Diluted -- proforma                                      $ 0.33       $0.28

NOTE 6: EARNINGS PER SHARE

Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury stock method. At March 31, 2004 and 2003, there were zero and 221,588 antidilutive options to purchase common shares, respectively. Per share amounts in this report have been restated to reflect the 2-for-1 stock split declared on July 24, 2003.

The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:

                                                        FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                          2004         2003
                                                       ----------   ----------

Weighted average shares outstanding:
  Basic earnings per share                             11,995,400   11,654,998
Effect of dilutive securities:
  Stock options                                           500,853      469,974
                                                       ----------   ----------
Weighted average shares outstanding:
  Diluted earnings per share                           12,496,253   12,124,972
                                                       ==========   ==========

NOTE 7: SHAREHOLDERS' EQUITY

SHARE REPURCHASE PROGRAM

On April 22, 2004, the Board of Directors of Southwest authorized a program for the repurchase of up to 5% (603,675 shares) of Southwest's outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under Southwest's dividend reinvestment, stock option, and employee benefit plans and for other corporate purposes. The share repurchases are expected to be made primarily on the open market from time to time until April 1, 2005, or earlier termination of the repurchase program by the Board. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting, and other factors. This program, which has been publicly announced, replaced a publicly announced program than expired on March 31, 2004. No shares were repurchased under the expired program during the first quarter of 2004.

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

NOTE 8: OPERATING SEGMENTS

Southwest operates four principal segments: Oklahoma banking, Other states banking, loans originated for sale in the secondary market ("Secondary market"), and an Other operations segment. The Oklahoma banking segment consists of three operating units that provide lending and deposit services to customers in the state of Oklahoma. The Other states banking segment consists of two operating units that provide lending and deposit services to the customers in the states of Texas and Kansas. The Secondary market segment consists of two operating units that provide government-guaranteed student lending services to post-secondary students in Oklahoma and several other states and residential mortgage lending services to customers in Oklahoma, Texas, and Kansas. Southwest's fund management unit is included in Other operations. The primary purpose of this unit is to manage Southwest's overall liquidity needs and interest rate risk. Each segment borrows funds from and provides funds to the funds management unit as needed to support its operations.

Southwest identifies reportable segments by type of service provided and geographic location. Operating results are adjusted for intercompany loan participations and borrowings, allocated service costs, and management fees.

The accounting policies of each reportable segment are the same as those of Southwest. Expenses for consolidated back-office operations are allocated to operating segments based on estimated uses of those services. General overhead expenses such as executive administration, accounting and internal audit are allocated based on the direct expense and/or deposit and loan volumes of the operating segment. Income tax expense for the operating segments is calculated essentially at statutory rates. The Other operations segment records the tax expense or benefit necessary to reconcile the consolidated financial statements.

The following table summarizes financial results by operating segment:


                                       For the Three Months Ended March 31, 2004
                             -------------------------------------------------------------
                             Oklahoma   Other States   Secondary     Other        Total
                             Banking       Banking       Market    Operations    Company
                             -------------------------------------------------------------
                                              (Dollars in thousands)
Net interest income          $ 10,106      $ 2,874      $  3,556    $   (918)   $   15,618
Provision for loan losses       1,133          516            --          --         1,649
Other income                    1,727          283           513         595         3,118
Other expenses                  6,818        1,334         1,264       1,096        10,512
------------------------------------------------------------------------------------------
Income before taxes             3,882        1,307         2,805      (1,419)        6,575
Taxes on income                 1,444          427         1,051        (549)        2,373
------------------------------------------------------------------------------------------
Net income                   $  2,438     $    880      $  1,754    $   (870)   $    4,202
==========================================================================================

Fixed asset expenditures     $     81     $    173      $      2    $    207    $      463

Total assets at period end   $892,058     $261,602      $278,797    $262,000    $1,694,457


                                       For the Three Months Ended March 31, 2003
                             -------------------------------------------------------------
                             Oklahoma   Other States   Secondary     Other        Total
                             Banking       Banking       Market    Operations    Company
                             -------------------------------------------------------------
                                              (Dollars in thousands)
Net interest income          $ 10,059     $  1,358      $  1,786    $   (626)   $   12,577
Provision for loan losses       1,114          608            --          --         1,722
Other income                    1,566           15           947         954         3,482
Other expenses                  6,213          653           966       1,062         8,894
------------------------------------------------------------------------------------------
Income before taxes             4,298          112         1,767        (734)        5,443
Taxes on income                 1,607           43           667        (387)        1,930
------------------------------------------------------------------------------------------
Net income                   $  2,691     $     69      $  1,100    $   (347)   $    3,513
==========================================================================================

Fixed asset expenditures     $     71     $    519      $     28    $    498    $    1,116

Total assets at period end   $927,347     $154,784      $164,405    $240,299    $1,486,835

SOUTHWEST BANCORP, INC.
UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)


                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                          2004                      2003
                                                 -------------------------------------------------
                                                   AVERAGE     AVERAGE       AVERAGE      AVERAGE
                                                   BALANCE    YIELD/RATE     BALANCE    YIELD/RATE
                                                 -------------------------------------------------
ASSETS:
  Loans receivable                               $1,379,726      6.06%     $1,184,985      6.07%
  Investment securities                             206,834      3.80         182,557      4.61
  Other interest-earning assets                         671      0.60           1,434      1.13
                                                 ----------------------------------------------
    Total interest-earning assets                 1,587,231      5.77       1,368,976      5.87
  Noninterest-earning asset                          62,751                    54,282
                                                 ----------                ----------
    Total assets                                 $1,649,982                $1,423,258
                                                 ==========                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing demand                        $   59,614      0.58%     $   54,226      0.61%
  Money market accounts                             385,886      1.41         271,671      1.76
  Savings accounts                                    7,330      0.27           6,147      0.26
  Time deposits                                     631,719      2.16         612,908      2.69
                                                 ----------------------------------------------
    Total interest-bearing deposits               1,084,549      1.79         944,952      2.29
  Other borrowings                                  212,318      2.31         215,796      2.43
  Long-term debt                                     72,180      5.92          25,787      9.30
                                                 ----------------------------------------------
    Total interest-bearing liabilities            1,369,047      2.10       1,186,535      2.47
  Noninterest-bearing demand                        158,485                   124,019
  Other noninterest-bearing liabilities               9,736                    15,077
  Shareholders' equity                              112,714                    97,627
                                                 ----------                ----------
    Total liabilities and shareholders' equity   $1,649,982                $1,423,258
                                                 ==========                ==========

  Interest rate spread                                           3.67%                     3.40%
                                                                 ====                      ====
  Net interest margin (1)                                        3.96%                     3.73%
                                                                 ====                      ====
  Ratio of average interest-earning assets
     to average interest-bearing liabilities          115.94%                  115.38%
                                                      ======                   ======

(1) Net interest margin = annualized net interest income / average interest-earning assets

                             SOUTHWEST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This management's discussion and analysis of financial condition and results of operations and other portions of this report include forward-looking statements such as: statements of Southwest's goals, intentions, and expectations; estimates of risks and of future costs and benefits; expectations regarding future financial performance of Southwest and its operating segments; assessments of loan quality, probable loan losses, and the amount and timing of loan payoffs; liquidity, contractual obligations, off-balance sheet risk, and market or interest rate risk; and statements of Southwest's ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws, regulations, and accounting principles; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest's past growth and performance do not necessarily indicate its future results.

You should read this management's discussion and analysis of Southwest's consolidated financial condition and results of operations in conjunction with Southwest's unaudited consolidated financial statements and the accompanying notes.

GENERAL

Southwest Bancorp, Inc. ("Southwest") is a financial holding company for the Stillwater National Bank and Trust Company ("Stillwater National"), SNB Bank of Wichita ("SNB Wichita"), Healthcare Strategic Support, Inc., and Business Consulting Group, Inc. ("BCG"). Southwest is an independent institution.

Southwest offers a broad range of commercial and consumer banking and other financial services through full service offices in Stillwater, Oklahoma City, Tulsa and Chickasha, Oklahoma, Wichita, Kansas and metropolitan Dallas, Texas; loan production offices on the campuses of the University of Oklahoma Health Sciences Center and Oklahoma State University-Tulsa; a marketing presence in the Student Union at Oklahoma State University-Stillwater; and on the Internet, through SNB DirectBanker(R). Southwest devotes substantial efforts to marketing and providing services to local businesses, their primary employees, and to other managers and professionals living and working in Southwest's market areas.

Southwest has received regulatory approval to expand further in Texas by opening a second branch office in the Dallas metropolitan area. The office will be located in Preston Center at 5950 Berkshire Lane, Dallas, Texas.

Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest has grown from $434 million in assets since becoming a public company at year-end 1993, to nearly $1.7 billion at March 31, 2004, without acquiring other financial institutions. Southwest considers acquisitions of other financial institutions and other companies from time to time, although it does not have any specific agreements or understandings for any such acquisition at present. Southwest also considers, from time to time, the establishment of new lending, banking and other offices in additional geographic markets. Southwest also extends loans to borrowers in Oklahoma and neighboring states through participations with correspondent banks.

FINANCIAL CONDITION

TOTAL ASSETS

Southwest's total assets were $1.7 billion at March 31, 2004 and $1.6 billion at December 31, 2003.

LOANS

Total loans, including loans held for sale, were $1.4 billion at March 31, 2004, an 8% increase ($110.4 million) from December 31, 2003. Southwest experienced increases in all categories of loans other than real estate construction loans as shown in the following table:


                                          MARCH 31,   DECEMBER 31,
                                            2004          2003        $ CHANGE    % CHANGE
                                         -------------------------------------------------
                                                       (Dollars in thousands)
Real estate mortgage
  Commercial                             $  431,240    $  402,596     $ 28,644      7.11 %
  One-to-four residential                    83,897        83,250          647      0.78
Real estate construction                    225,727       230,292       (4,565)    (1.98)
Commercial                                  384,680       355,965       28,715      8.07
Installment and consumer
  Government-guaranteed student loans       268,270       211,546       56,724     26.81
  Other                                      25,468        25,187          281      1.12
                                         ----------    ----------     --------      ----
    Total loans                          $1,419,282    $1,308,836     $110,446      8.44 %
                                         ==========    ==========     ========      ====

Management determines the appropriate level of the allowance for loan losses using a systematic methodology. (See Note 4, "Allowance for Loan Losses," in the Notes to Unaudited Consolidated Financial Statements.) The allowance for loan losses increased by $380,000, or 2%, from December 31, 2003 to March 31, 2004. At March 31, 2004, the allowance for loan losses was $16.2 million, or 1.14% of total loans and 102.83% of nonperforming loans, compared to $15.8 million, or 1.21% of total loans and 99.59% of nonperforming loans, at December 31, 2003. (See "Results of Operations-Provision for Loan Losses.")

DEPOSITS AND OTHER BORROWINGS

Southwest's deposits were $1.3 billion at March 31, 2004, an increase of $87.5 million, or 7%, from $1.2 billion at December 31, 2003. Increases occurred in all categories of deposits as shown in the following table:


                                          MARCH 31,   DECEMBER 31,
                                            2004          2003        $ CHANGE    % CHANGE
                                         -------------------------------------------------
                                                       (Dollars in thousands)

Noninterest-bearing demand               $  171,350    $  167,332     $  4,018      2.40%
Interest-bearing demand                      61,280        53,955        7,325     13.58
Money market accounts                       389,147       376,016       13,131      3.49
Savings accounts                              7,418         6,903          515      7.46
Time deposits of $100,000 or more           412,659       358,130       54,529     15.23
Other time deposits                         249,772       241,789        7,983      3.30
                                         ----------    ----------     --------      ----
  Total deposits                         $1,291,626    $1,204,125     $ 87,501      7.27%
                                         ==========    ==========     ========      ====

Stillwater National has unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Morgan Stanley Dean Witter, Citigroup Global Markets, Inc., Wachovia Securities LLC, UBS Financial Services, Inc., RBC Dain Rauscher, Inc. and CountryWide Securities that total $675.0 million. At March 31, 2004, $270.0 million in these retail certificates of deposit were included in total deposits. Stillwater National has other brokered certificates of deposit totaling $38.6 million included in total deposits at March 31, 2004.

Other borrowings increased $18.8, or 10%, during the first three months of 2004.

SHAREHOLDERS' EQUITY

Shareholders' equity increased by $5.0 million, or 5%, due primarily to earnings for the first three months of 2004, stock option exercises, and an increase in accumulated other comprehensive income (net, after tax, unrealized gains on investment securities available for sale), offset in part by common stock dividends. At March 31, 2004, Southwest, Stillwater National and SNB Wichita continued to exceed all applicable regulatory capital requirements.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 and 2003

Net income for the first quarter of 2004 of $4.2 million represented an increase of $689,000, or 20%, over the $3.5 million earned in the first quarter of 2003. Diluted earnings per share were $0.34 compared to $0.29, a 17% increase. The increase in net income was primarily the result of a $3.0 million, or 24%, increase in net interest income fueled by substantial loan growth, offset in part by a $364,000, or 10%, decline in other income due mainly to lower gains on loans sold, and a $1.6 million, or 18%, increase in other expense, mainly as a result of increased salaries and benefits from increased staff and a one-time executive retirement expense, and increased occupancy and general and administrative expenses.

On an operating segment basis, the increase in net income was led by an $811,000 increase in net income for Other states banking and a $654,000 increase in the contribution from the Secondary market segment, offset by a decline in Oklahoma banking and an increased deficit in Other operations. The decrease in Oklahoma banking was largely the result of increased operating expenses, which included the one-time executive retirement charge, as well as increases in other expenses. Oklahoma banking continues to provide the majority ($2.4 million) of Southwest's net income. However, in the first quarter, the contribution of Other states banking was approximately 21%, while the Secondary market segment contributed $1.8 million, or over 40%. The contribution from the Secondary market segment may vary significantly from period to period as a result of changes in interest rates and market behavior; the number of schools participating in Southwest's student lending programs, the sizes of their enrolment, and the graduation status of student borrowers; and other factors.

NET INTEREST INCOME


                                                   MARCH 31,
                                                2004       2003    $ CHANGE    % CHANGE
                                              -----------------------------------------
                                                        (Dollars in thousands)
Interest income:
  Interest and fees on loans                  $20,804    $17,722    $3,082      17.39 %
  Investment securities:
    U.S. Government and agency obligations      1,464      1,284       180      14.02
    Mortgage-backed securities                    188        371      (183)    (49.33)
    State and political subdivisions              158        275      (117)    (42.55)
    Other securities                              143        143         0       0.00
  Other interest-earning assets                     1          4        (3)    (75.00)
                                              ---------------------------------------
    Total interest income                      22,758     19,799     2,959      14.95

Interest expense:
  Interest-bearing demand                          86         81         5       6.17
  Money market accounts                         1,354      1,176       178      15.14
  Savings accounts                                  5          4         1      25.00
  Time deposits of $100,000 or more             1,954      2,243      (289)    (12.88)
  Other time deposits                           1,438      1,823      (385)    (21.12)
  Other borrowings                              1,222      1,295       (73)     (5.64)
  Subordinated Debentures                       1,081        600       481      80.17
                                              ---------------------------------------
    Total interest expense                      7,140      7,222       (82)     (1.14)
                                              ---------------------------------------

Net interest income                           $15,618    $12,577    $3,041      24.18 %
                                              =======================================

Yields on Southwest's interest-earning assets declined by 10 basis points, and the rates paid on Southwest's interest-bearing liabilities declined by 37 basis points, resulting in an increase in the interest rate spread to 3.67% for the first quarter of 2004 from 3.40% for the first quarter of 2003. During the same periods, annualized net interest margin increased from 3.73% to 3.96%. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 115.94% for the first quarter of 2004 from 115.38% for the first quarter of 2003.

The principal factor in the increase of interest income was the $218.3 million, or 16%, increase in average interest-earning assets, which was partially offset by the 10 basis point reduction in the yield earned on interest-earning assets. Southwest's average loans increased $194.7 million, or 16%, and the related yield was reduced to 6.06% for the first quarter of 2004 from 6.07% in 2003. During the same period, average investment securities increased $24.3 million, or 13%, and the related yield was reduced to 3.80% from 4.61%.

The decline in total interest expense can be attributed to the 37 basis point reduction in the rates paid on interest-bearing liabilities, which was partially offset by the $182.5 million, or 15%, increase in average interest-bearing liabilities. The increase in interest expense on subordinated debentures is due to the additional interest expense from two new issuances of subordinated debentures that occurred in the third and fourth quarters of 2003. Rates paid on deposits decreased for all categories other than savings deposits, which increased one basis point.

OTHER INCOME


                                               MARCH 31,
                                             2004      2003    $ CHANGE % CHANGE
                                          -----------------------------------------
                                          (Dollars in thousands, except share data)
Other income:
  Service charges and fees                  $2,267    $2,251    $   16      0.71 %
  Other noninterest income                     244       292       (48)   (16.44)
  Gain on sales of loans receivable            606       937      (331)   (35.33)
  Gain on sales of investment securities         1         2        (1)   (50.00)
                                            ------------------------------------
    Total other income                      $3,118    $3,482    $ (364)   (10.45)%
                                            ====================================

Gain on sales of loans receivable, the major factor in the reduction of other income, declined due primarily to a $421,000 reduction in gain on sales of mortgage loans, which occurred due to the lower refinancing demand created by slightly higher mortgage interest rates during the first quarter of 2004 as compared to those prevalent during the first quarter of 2003.

OTHER EXPENSES


                                               MARCH 31,
                                             2004       2003   $ CHANGE % CHANGE
                                          -----------------------------------------
                                          (Dollars in thousands, except share data)
Other expenses:
  Salaries and employee benefits           $ 5,159    $4,312    $  847     19.64 %
  Occupancy                                  2,231     1,922       309     16.08
  FDIC and other insurance                      95        78        17     21.79
  Other real estate                             17       161      (144)   (89.44)
  General and administrative                 3,010     2,421       589     24.33
                                           -------------------------------------
    Total other expenses                   $10,512    $8,894    $1,618     18.19 %
                                           =====================================

Salaries and employee benefits increased $847,000 primarily as a result of an increase in the number of employees, a one-time charge relating to executive retirement in the first quarter of 2004 of approximately $492,000, as well as normal compensation increases. The number of full-time equivalent employees increased to 346 at the end of March 2004 from 323 at the end of March 2003.

The primary factor in the increase of occupancy expense was a $222,000 increase in data processing charges for government-guaranteed student loans due to a larger volume of loans being processed.

The increase in general and administrative expenses reflected increased fees paid in connection with government-guaranteed loans, which increased by $92,000 and expenses related to the development of business relationships in our new and current market areas, which increased by $66,000.

                                  * * * * * * *

PROVISION FOR LOAN LOSSES

Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest determines is appropriate based on a systematic methodology. (See Note 4, "Allowance for Loan Losses," in the Notes to Unaudited Consolidated Financial Statements.)

The allowance for loan losses of $16.2 million increased $380,000, or 2%, from year-end 2003, and represented 1.14% of total loans, compared with 1.21% of total loans at December 31, 2003. Loans of $1.4 billion at March 31, 2004 grew $110.4 million, or 8%, from year-end 2003. A provision for loan losses of $1.6 million was recorded in the first three months of 2004, a decrease of $73,000, or 4%, from the first three months of 2003.

Total nonaccrual loans decreased $1.0 million, or 7%, from December 31, 2003, while total nonperforming loans decreased $133,000, or 1%. Total nonperforming assets of $17.7 million (which includes other real estate owned) increased $106,000, or 1%, and equaled 1.25% of total loans and other real estate. As shown in Note 4, total nonperforming loans at March 31, 2004 represented 1.11% of total loans, compared to $15.9 million, or 1.22% of total loans, at December 31, 2003.

TAXES ON INCOME

Southwest's income tax expense was $2.4 million and $1.9 million for the first three months of 2004 and 2003, respectively, an increase of $443,000, or 23%. Southwest's effective tax rates have been lower than federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans and the organization in July 2001 of a real estate investment trust as well as tax credits generated by certain lending and investment activities.

LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans and available for sale investments. Southwest's portfolio of government-guaranteed student loans and SBA loans are also readily salable. Additional sources of liquidity, including cash flow from the repayment of loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of deposits and liquid assets and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans, and operate the organization.

Southwest has available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank ("FRB"), the Student Loan Marketing Association ("SLMA"), the F&M Bank of Tulsa ("F&M"), and the Federal Home Loan Bank of Topeka ("FHLB"). Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $1.2 million at March 31, 2004. Stillwater National has approved federal funds purchase lines totaling $166.5 million with two other banks and four institutional brokers; $26.5 million was outstanding on these lines at March 31, 2004. In addition, Stillwater National has available a $35.0 million line of credit from the SLMA and a $313.5 million line of credit from the FHLB. Borrowings under the SLMA line would be secured by student loans. Borrowings under the FHLB line are secured by all unpledged securities and other loans. The SLMA line expires April 20, 2007; no amount was outstanding on this line at March 31, 2004. The FHLB line of credit had an outstanding balance of $131.7 million at March 31, 2004. Stillwater National also has available unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Morgan Stanley Dean Witter, Citigroup Global Markets, Inc., Wachovia Securities LLC, UBS Financial Services, Inc., RBC Dain Rauscher Inc., and CountryWide Securities that total $675.0 million. At March 31, 2004, $270.0 million in these retail certificates of deposit were included in total deposits.

Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of direct obligations of U.S. Government Agency issues, which are designated as pledged with Stillwater National's safekeeping agent. These transactions are for one-to-four day periods.

During the first three months of 2004, the only categories of other borrowings whose averages exceeded 30% of ending shareholders' equity were repurchase agreements and funds borrowed from the FHLB.


                                                    MARCH 31, 2004                MARCH 31, 2003
                                              --------------------------    ---------------------------
                                                               FUNDS                          FUNDS
                                              REPURCHASE      BORROWED      REPURCHASE       BORROWED
                                              AGREEMENTS   FROM THE FHLB    AGREEMENTS    FROM THE FHLB
                                              --------------------------    ---------------------------
                                                             (DOLLARS IN THOUSANDS)
Amount outstanding at end of period           $  43,243      $131,715       $  58,233       $141,500
Weighted average rate paid at end of period        0.62%         3.16%           0.89%          3.09%
Average Balance:
  For the three months ended                  $  39,408      $142,344       $  50,778       $155,371
Average Rate Paid:
  For the three months ended                       0.62%         3.06%           0.89%          2.99%
Maximum amount outstanding at any month end   $  43,243      $144,470       $  58,233       $166,500

During the first three months of 2004, cash and cash equivalents decreased by $6.2 million, or 18%, to $27.7 million. This decrease was the net result of cash used in net loan origination and other investing activities of $49.0 million and cash used in operating activities of $63.6 million offset in part by cash provided from financing activities of $106.4 million (primarily from an increase in deposits).

During the first three months of 2003, cash and cash equivalents increased by $12.7 million, or 37%, to $47.6 million. This increase was the net result of cash used in net loan origination and other investing activities of $91.0 million and cash used in operating activities of $27.5 million offset in part by cash provided from financing activities of $131.2.

CAPITAL RESOURCES

In the first three months of 2004, total shareholders' equity increased $5.0 million, or 5%, to $114.9 million. Earnings, net of cash dividends declared on common stock, contributed $3.4 million to shareholders' equity during this three month period. The sale or issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan, and the employee stock option plan contributed an additional $1.1 million to shareholders' equity in the first three months of 2004, including tax benefits realized by Southwest relating to option exercises. Accumulated comprehensive income, consisting of net unrealized gains on investment securities available for sale (net of tax), increased to $896,000 at March 31, 2004 compared to $360,000 at December 31, 2003.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. At March 31, 2004, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 14.63%, a Tier I risk-based capital ratio of 11.10%, and a leverage ratio of 9.21%. As of March 31, 2004, Stillwater National also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Stillwater National by Federal bank regulators. SNB Wichita began operating in November 2003 and has not yet received notification from the Office of Thrift Supervision concerning its capital position.

Southwest declared a dividend of $0.07 per common share payable on April 1, 2004 to shareholders of record as of March 17, 2004.

EFFECTS OF INFLATION

The unaudited consolidated financial statements and related unaudited consolidated financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering fluctuations in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than do the effects of general levels of inflation.

                                  * * * * * * *

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2003.

CONTROLS AND PROCEDURES

Southwest's management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of Southwest's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Southwest's disclosure controls and procedures were adequate. There were no significant changes in Southwest's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, Southwest's internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.  Legal proceedings
         None

Item 2. Changes in securities, use of proceeds, and issuer purchases of Equity Securities

         There were no purchases of Southwest common stock made by or on behalf of Southwest or any affiliated purchasers of Southwest (as defined in Securities and Exchange Commission Rule 10b-18) during the first three months of 2004. On April 22, 2004, the Board of Directors of Southwest authorized a program for the repurchase of up to 5% (603,675 shares) of Southwest's outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under Southwest's dividend reinvestment, stock option, and employee benefit plans and for other corporate purposes. The share repurchases are expected to be made primarily on the open market from time to time until April 1, 2005, or earlier termination of the repurchase program by the Board. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting, and other factors. This program, which has been publicly announced, replaced a publicly announced program that expired on March 31, 2004.

Item 3.  Defaults upon senior securities
         None

Item 4.  Submission of matters to a vote of security holders
         None

Item 5.  Other information
         None

Item 6.  Exhibits and reports on Form 8-K
         (a) Exhibits.

         Exhibit 31(a),(b)               Rule 13a-14(a)/15d-14(a) Certifications
         Exhibit 32(a),(b)               18 U.S.C. Section 1350 Certifications

         (b) Reports on Form 8-K.
         Southwest filed a report on Form 8-K, dated February 2, 2004, announcing, under items 7, 9 and 12 of that form, earnings for the fourth quarter of 2003.

         Southwest filed a report on Form 8-K, dated April 16, 2004, announcing, under item 5 of that form, a proposal of certain changes to the Registrant's 1999 Stock Option Plan.

         Southwest filed a report on Form 8-K, dated April 21, 2004, announcing, under items 7, 9 and 12 of that form, earnings for the first quarter of 2004.

         Southwest filed a report on Form 8-K, dated April 22, 2004, announcing, under items 5 and 7 of that form, the establishment of a share repurchase program.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTHWEST BANCORP, INC.
(Registrant)


By: /s/ Rick Green                                            May 7, 2004
    -------------------------------------                     ------------------
    Rick Green                                           Date
    President and Chief Executive Officer
    (Principal Executive Officer)


By: /s/ Kerby Crowell                                         May 7, 2004
    -------------------------------------                     ------------------
    Kerby Crowell                                        Date
    Executive Vice President, Chief Financial
    Officer and Secretary
    (Principal Financial Officer)