Form 10-Q
period 2004-06-30
SOUTHWEST BANCORP INC
filed 2004-08-05
CIK 914374

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

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

                                   12,081,388
                                   ----------

                                     1 of 30

                             SOUTHWEST BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                                                   Page No.
PART I.  FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Statements of Financial Condition at
                   June 30, 2004 and December 31, 2003                                               3

                  Unaudited Consolidated Statements of Operations for the
                    three and six months ended June 30, 2004 and 2003                                4

                  Unaudited Consolidated Statements of Cash Flows for the
                    six months ended June 30, 2004 and 2003                                          5

                  Unaudited Consolidated Statements of Shareholders' Equity for the
                    six months ended June 30, 2004                                                   6

                  Unaudited Consolidated Statements of Comprehensive Income for the
                    three and six months ended June 30, 2004 and 2003                                6

                  Notes to Unaudited Consolidated Financial Statements                               7

                  Unaudited Average Balances, Yields and Rates for the
                    three and six months ended June 30, 2004 and 2003                               13


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                              14


         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK                                                                      23

         ITEM 4.  CONTROLS AND PROCEDURES                                                           23


PART II.  OTHER INFORMATION                                                                         24


SIGNATURES                                                                                          26

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

                                                                                                      JUNE 30,
                                                                                                         2004           DECEMBER 31,
                                                                                                     (UNAUDITED)           2003
                                                                                                     ------------      -------------
ASSETS:
Cash and cash equivalents                                                                            $     28,614      $     33,981
Federal funds sold                                                                                             --                --
Investment securities:
     Held to maturity, fair value $7,476 (2004) and $16,144 (2003)                                          7,435            15,916
     Available for sale, amortized cost $205,158 (2004) and $176,470 (2003)                               202,593           177,074
     Federal Reserve Bank and Federal Home Loan Bank Stock, at cost                                        12,153            11,276
Loans held for sale                                                                                       297,928           218,422
Loans receivable, net of allowance for loan losses
     of $17,790 (2004) and $15,848 (2003)                                                               1,183,043         1,074,566
Accrued interest receivable                                                                                12,778            11,321
Premises and equipment, net                                                                                19,509            19,818
Other assets                                                                                               23,111            18,351
                                                                                                     ------------      ------------
            Total assets                                                                             $  1,787,164      $  1,580,725
                                                                                                     ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
     Noninterest-bearing demand                                                                      $    179,032      $    167,332
     Interest-bearing demand                                                                               59,699            53,955
     Money market accounts                                                                                440,432           376,016
     Savings accounts                                                                                       7,849             6,903
     Time deposits of $100,000 or more                                                                    431,314           358,130
     Other time deposits                                                                                  237,574           241,789
                                                                                                     ------------      ------------
         Total deposits                                                                                 1,355,900         1,204,125
Other borrowings                                                                                          227,483           183,850
Accrued interest payable                                                                                    2,668             3,375
Income tax payable                                                                                          6,788             2,850
Other liabilities                                                                                           5,393             4,410
Subordinated Debentures                                                                                    72,180            72,180
                                                                                                     ------------      ------------
            Total liabilities                                                                           1,670,412         1,470,790
Shareholders' equity:
     Common stock - $1 par value; 20,000,000 shares authorized;
         12,243,042 shares issued and outstanding                                                          12,243            12,243
     Capital surplus                                                                                        7,819             6,997
     Retained earnings                                                                                     99,775            92,657
     Accumulated other comprehensive income (loss)                                                         (1,521)              360
     Treasury stock, at cost; 163,395 (2004) and 287,410 (2003) shares                                     (1,564)           (2,322)
                                                                                                     ------------      ------------
            Total shareholders' equity                                                                    116,752           109,935
                                                                                                     ------------      ------------
            Total liabilities & shareholders' equity                                                 $  1,787,164      $  1,580,725
                                                                                                     ============      ============

     The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except earnings per share data)

                                                                             FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                                                ENDED JUNE 30,                     ENDED JUNE 30,
                                                                            2004             2003             2004              2003
                                                                          -------          -------          -------          -------
Interest income:
     Interest and fees on loans                                           $22,419          $19,299          $43,223          $37,021
     Investment securities:
         U.S. Government and agency obligations                             1,539            1,348            3,003            2,632
         Mortgage-backed securities                                           155              281              343              652
         State and political subdivisions                                     123              236              281              511
         Other securities                                                     185              147              328              290
     Other interest-earning assets                                              2                2                3                6
                                                                          -------          -------          -------          -------
         Total interest income                                             24,423           21,313           47,181           41,112

Interest expense:
     Interest-bearing demand                                                   91              115              177              196
     Money market accounts                                                  1,450            1,371            2,804            2,547
     Savings accounts                                                           4                3                9                7
     Time deposits of $100,000 or more                                      2,054            2,274            4,008            4,517
     Other time deposits                                                    1,362            1,679            2,800            3,502
     Other borrowings                                                       1,318            1,253            2,540            2,548
     Subordinated Debentures                                                1,079              613            2,160            1,213
                                                                          -------          -------          -------          -------
         Total interest expense                                             7,358            7,308           14,498           14,530
                                                                          -------          -------          -------          -------

Net interest income                                                        17,065           14,005           32,683           26,582

Provision for loan losses                                                   2,551            2,000            4,200            3,722

Other income:
     Service charges and fees                                               2,418            2,225            4,685            4,476
     Other noninterest income                                                 159              286              403              578
     Gain on sales of loans receivable                                        707            1,062            1,313            1,999
     Gain on sales of investment securities                                    --               25                1               27
                                                                          -------          -------          -------          -------
         Total other income                                                 3,284            3,598            6,402            7,080

Other expenses:
     Salaries and employee benefits                                         5,171            4,921           10,330            9,233
     Occupancy                                                              2,265            1,938            4,496            3,860
     FDIC and other insurance                                                  96               78              191              156
     Other real estate                                                         24                9               41              170
     General and administrative                                             3,046            2,347            6,056            4,768
                                                                          -------          -------          -------          -------
         Total other expenses                                              10,602            9,293           21,114           18,187
                                                                          -------          -------          -------          -------
Income before taxes                                                         7,196            6,310           13,771           11,753
     Taxes on income                                                        2,592            2,277            4,965            4,207
                                                                          -------          -------          -------          -------
Net income                                                                $ 4,604          $ 4,033          $ 8,806          $ 7,546
                                                                          =======          =======          =======          =======

Basic earnings per share                                                  $  0.38          $  0.33          $  0.73          $  0.63
                                                                          =======          =======          =======          =======
Diluted earnings per share                                                $  0.36          $  0.33          $  0.70          $  0.62
                                                                          =======          =======          =======          =======
Cash dividends declared per share                                         $  0.07          $  0.06          $  0.14          $  0.13
                                                                          =======          =======          =======          =======

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                                           FOR THE SIX MONTHS
                                                                                                             ENDED JUNE 30,
                                                                                                        2004             2003
                                                                                                     ------------      ------------
Operating activities:
     Net income                                                                                      $      8,806      $      7,546
     Adjustments to reconcile net income to net
         cash (used in) provided from operating activities:
            Provision for loan losses                                                                       4,200             3,722
            Deferred taxes                                                                                 (3,637)             (756)
            Depreciation and amortization expense                                                           1,301             1,313
            Amortization of premiums and accretion of
                discounts on securities, net                                                                   90                95
            Amortization of intangibles                                                                       159               236
            Tax benefit from exercise of stock options                                                        438               706
            (Gain) Loss on sales/calls of securities                                                           (1)              (27)
            (Gain) Loss on sales of loans receivable                                                       (1,313)           (1,999)
            (Gain) Loss on sales of premises/equipment                                                         (7)              (57)
            (Gain) Loss on other real estate owned, net                                                        --               109
            Proceeds from sales of residential mortgage loans                                              42,883           103,473
            Residential mortgage loans originated for resale                                              (43,489)         (104,041)
            Proceeds from sales of government-guaranteed student loans                                    209,457           107,164
            Government-guaranteed student loans originated for resale                                    (288,357)          (77,136)
     Changes in assets and liabilities:
         Accrued interest receivable                                                                       (1,457)           (1,047)
         Other assets                                                                                         394            (1,510)
         Income taxes payable                                                                               3,938                --
         Accrued interest payable                                                                            (707)           (1,811)
         Other liabilities                                                                                    884             1,241
                                                                                                     ------------      ------------
            Net cash (used in) provided from operating activities                                         (66,418)           37,221
                                                                                                     ------------      ------------
Investing activities:
     Proceeds from sales of available for sale securities                                                      --             6,540
     Proceeds from principal repayments, calls and maturities:
         Held to maturity securities                                                                        8,468             8,955
         Available for sale securities                                                                     43,331            40,969
     Purchases of Federal Reserve Bank and Federal Home Loan
         Bank stock                                                                                          (877)           (1,802)
     Purchases of available for sale securities                                                           (72,095)          (61,311)
     Loans originated and principal repayments, net                                                      (111,872)         (187,828)
     Purchases of premises and equipment                                                                   (1,161)           (1,762)
     Proceeds from sales of premises and equipment                                                            176               155
     Proceeds from sales of other real estate owned                                                           120               518
                                                                                                     ------------      ------------
            Net cash (used in) provided from investing activities                                        (133,910)         (195,566)
                                                                                                     ------------      ------------
Financing activities:
     Net increase (decrease) in deposits                                                                  151,775           157,015
     Net increase (decrease) in other borrowings                                                           43,633           (13,725)
     Net proceeds from issuance of common stock                                                             1,142             1,541
     Net proceeds from issuance of subordinated debentures                                                     --            20,000
     Common stock dividends paid                                                                           (1,589)           (1,369)
                                                                                                     ------------      ------------
            Net cash (used in) provided from financing activities                                         194,961           163,462
                                                                                                     ------------      ------------
Net increase (decrease) in cash and cash equivalents                                                       (5,367)            5,117
Cash and cash equivalents,
     Beginning of period                                                                                   33,981            34,847
                                                                                                     ------------      ------------
     End of period                                                                                   $     28,614      $     39,964
                                                                                                     ============      ============

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)

                                                                                       ACCUMULATED                    TOTAL
                                                                                          OTHER                      SHARE-
                                         COMMON STOCK         CAPITAL    RETAINED     COMPREHENSIVE    TREASURY     HOLDERS'
                                       SHARES       AMOUNT    SURPLUS    EARNINGS     INCOME (LOSS)      STOCK       EQUITY
                                   ---------------------------------------------------------------------------------------------

Balance, January 1, 2004               12,243,042    $12,243     $6,997     $92,657           $   360     $(2,322)     $109,935

Cash dividends declared:
     Common, $0.14 per share                   --         --         --      (1,688)               --          --        (1,688)
Common stock issued:
     Employee Stock Option Plan                --         --        331          --                --         727         1,058
     Employee Stock Purchase Plan              --         --         22          --                --          13            35
     Dividend Reinvestment Plan                --         --         31          --                --          18            49
Tax benefit related to exercise
     of stock options                          --         --        438          --                --          --           438
Other comprehensive income
     (loss), net of tax                        --         --         --          --            (1,881)         --        (1,881)
Net income                                     --         --         --       8,806                --          --         8,806
                                   ---------------------------------------------------------------------------------------------

Balance, June 30, 2004                 12,243,042    $12,243     $7,819     $99,775           $(1,521)    $(1,564)     $116,752
                                   =============================================================================================

The accompanying notes are an integral part of this statement.


SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

                                                                           FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                              ENDED JUNE 30,                   ENDED JUNE 30,
                                                                           2004             2003             2004             2003
                                                                         -------          -------          -------          -------
Net income                                                               $ 4,604          $ 4,033          $ 8,806          $ 7,546

Other comprehensive income (loss)
     Unrealized holding gain (loss) on available
         for sale securities                                              (4,073)             304           (3,168)            (557)
     Reclassification adjustment for (gains) losses
         arising during the period                                            --              (25)              (1)             (27)
                                                                         -------          -------          -------          -------
     Other comprehensive income (loss), before tax                        (4,073)             279           (3,169)            (584)
     Tax (expense) benefit related to items
         of other comprehensive income (loss)                              1,656             (116)           1,288               31
                                                                         -------          -------          -------          -------
     Other comprehensive income (loss), net of tax                        (2,417)             163           (1,881)            (553)
                                                                         -------          -------          -------          -------
Comprehensive income                                                     $ 2,187          $ 4,196          $ 6,925          $ 6,993
                                                                         =======          =======          =======          =======

The accompanying notes are an integral part of this statement.

                             SOUTHWEST BANCORP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders' equity, cash flows and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal, recurring adjustments. The results of operations for the three and six months ended June 30, 2004 and the cash flows for the six months ended June 30, 2004 should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.


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


NOTE 3: INVESTMENT SECURITIES

At June 30, 2004, Southwest had gross unrealized losses in its securities portfolio totaling $2.6 million. Eleven securities with a par value of $23.1 million and an unrealized loss of $822,000 had been in an unrealized loss position for more than twelve months. These gross unrealized losses occurred due to increases in interest rates and spreads rather than credit impairment. Southwest has the intent and ability to hold these securities until the unrealized loss is recovered.


NOTE 4: LOANS RECEIVABLE

Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Kansas and Texas. Its commercial lending operations are concentrated in the Stillwater, Tulsa, and Oklahoma City areas of Oklahoma; in Wichita, Kansas; and in the Dallas, Texas metropolitan area. As a result, the collectibility of Southwest's loan portfolio can be affected by changes in the general economic conditions in these three states and in those metropolitan areas. At June 30, 2004 and December 31, 2003, substantially all of Southwest's loans were collateralized with real estate, inventory, accounts receivable, and/or other assets, or were guaranteed by agencies of the United States Government.

At June 30, 2004, loans to individuals and businesses in the healthcare industry totaled approximately $354.9 million, or 24% of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% or more of total loans.

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $14.3 million at June 30, 2004. During the first six months of 2004, $64 in interest income was received on nonaccruing loans. If interest on those loans had been accrued for the six months ended June 30, 2004, additional total interest income of $405,000 would have been recorded.

NOTE 5: ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is shown below for the indicated periods.

                                                                                                FOR THE SIX             FOR THE
                                                                                               MONTHS ENDED           YEAR ENDED
                                                                                               JUNE 30, 2004       DECEMBER 31, 2003
                                                                                              ----------------     -----------------
                                                                                                    (Dollars in thousands)
Balance at beginning of period                                                                $         15,848     $         11,888
Loans charged-off:
     Real estate mortgage                                                                                  613                  717
     Real estate construction                                                                               --                    3
     Commercial                                                                                          1,766                3,915
     Installment and consumer                                                                              143                  442
                                                                                              ----------------     ----------------
         Total charge-offs                                                                               2,522                5,077
Recoveries:
     Real estate mortgage                                                                                  119                  173
     Commercial                                                                                             95                  230
     Installment and consumer                                                                               50                  112
                                                                                              ----------------     ----------------
         Total recoveries                                                                                  264                  515
                                                                                              ----------------     ----------------
Net loans charged-off                                                                                    2,258                4,562
Provision for loan losses                                                                                4,200                8,522
                                                                                              ----------------     ----------------
Balance at end of period                                                                      $         17,790     $         15,848
                                                                                              ================     ================
Loans outstanding:
     Average                                                                                  $      1,426,632     $      1,269,216
     End of period                                                                                   1,498,761            1,308,836
Net charge-offs to total average loans (annualized)                                                       0.32%                0.36%
Allowance for loan losses to total loans                                                                  1.19%                1.21%

Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.

                                                                                                     AT                   AT
                                                                                               JUNE 30, 2004       DECEMBER 31, 2003
                                                                                              ----------------     ----------------
                                                                                                      (Dollars in thousands)
Nonaccrual loans (1)                                                                          $         14,301     $         14,530
Past due 90 days or more (2)                                                                             3,663                1,384
                                                                                              ----------------     ----------------
     Total nonperforming loans                                                                          17,964               15,914
Other real estate owned                                                                                  2,087                1,699
                                                                                              ----------------     ----------------
     Total nonperforming assets                                                               $         20,051     $         17,613
                                                                                              ================     ================

Nonperforming loans to loans receivable                                                                   1.20%                1.22%
Allowance for loan losses to nonperforming loans                                                         99.03%               99.59%
Nonperforming assets to loans receivable and
     other real estate owned                                                                              1.34%                1.34%

(1) The government-guaranteed portion of loans included in these totals was $1.4 million (2004) and $2.5 million (2003).
(2) The government-guaranteed portion of loans included in these totals was $215,000 (2004) and $146,000 (2003).

Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest determines is appropriate based on a systematic methodology. The allowance is based on careful, continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio and unused commitments to provide financing. Southwest's systematic methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and a general allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases. Loss factors generally are based on Southwest's historical loss experience in the various portfolio categories over the prior eighteen months or twelve months, but may be adjusted for categories where eighteen and twelve month loss experience is historically unusual. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses. Formula allowances also are established for loans that do not have specific allowances according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade. Specific allowances are established in cases where management has identified significant conditions or circumstances related to individual loans that management believes indicate the probability that losses may be incurred in an amount different from the amounts determined by application of the formula allowance. Specific allowances include amounts related to loans that are identified for evaluation of impairment, which is based on discounted cash flows using each loan's initial effective interest rate or on the fair value of the collateral for certain collateral dependent loans. All of Southwest's nonaccrual loans are considered to be impaired loans. The general allowance is based upon management's evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. These factors may include general economic and business conditions affecting lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal credit examiners, and management's judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. There were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance during the second quarter of 2004. Southwest determined the level of the allowance for loan losses at June 30, 2004, was appropriate, based on that methodology.

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


NOTE 6:  STOCK OPTION PLAN

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

                                                                    FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,                ENDED JUNE 30,
                                                                  2004            2003            2004            2003
                                                               ------------    ------------   -------------   -------------
                                                                      (Dollars in thousands,except per share data)
Net income, as reported                                             $4,604          $4,033          $8,806          $7,546
Less:  Stock-based employee compensation expense
      determined under fair value based method for all
      awards, net of related tax effects                               (53)            (66)           (170)           (172)
                                                               ------------    ------------   -------------   -------------
Proforma net income                                                 $4,551          $3,967          $8,636          $7,374
                                                               ============    ============   =============   =============

Earnings per share:
      Basic -- as reported                                           $0.38           $0.33           $0.73           $0.63
      Basic -- proforma                                              $0.38           $0.33           $0.72           $0.63
      Diluted -- as reported                                         $0.36           $0.33           $0.70           $0.62
      Diluted -- proforma                                            $0.36           $0.33           $0.69           $0.61

NOTE 7: EARNINGS PER SHARE

Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury stock method. At June 30, 2004 and 2003, there were no antidilutive options to purchase common shares. Per share amounts in this report have been restated to reflect the 2-for-1 stock split declared on July 24, 2003.

The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:

                                                         FOR THE THREE MONTHS                       FOR THE SIX MONTHS
                                                            ENDED JUNE 30,                            ENDED JUNE 30,
                                                       2004                 2003                2004                 2003
                                                  ----------------     ---------------     ----------------     ----------------
Weighted average shares outstanding:
     Basic earnings per share                          12,074,336          11,792,068           12,034,868           11,723,912
Effect of dilutive securities:
     Stock options                                        472,351             407,032              486,521              437,762
                                                  ----------------     ---------------     ----------------     ----------------
Weighted average shares outstanding:
     Diluted earnings per share                        12,546,687          12,199,100           12,521,389           12,161,674
                                                  ================     ===============     ================     ================

NOTE 8: SHAREHOLDERS' EQUITY

SHARE REPURCHASE PROGRAM

On April 22, 2004, the Board of Directors of Southwest authorized a program for the repurchase of up to 5% (603,675 shares) of Southwest's outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under Southwest's dividend reinvestment, stock option, and employee benefit plans and for other corporate purposes. The share repurchases are expected to be made primarily on the open market from time to time until April 1, 2005, or earlier termination of the repurchase program by the Board of Directors. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting, and other factors. This program, which has been publicly announced, replaced a publicly announced program that expired on March 31, 2004. No shares were repurchased under either share repurchase program during 2004.

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


NOTE 9:  OPERATING SEGMENTS

Southwest operates four principal segments: Oklahoma banking, Other states banking, loans originated for sale in the secondary market ("Secondary market"), and an Other operations segment. The Oklahoma banking segment consists of three operating units that provide lending and deposit services to customers in the state of Oklahoma. The Other states banking segment consists of three operating units that provide lending and deposit services to the customers in the states of Texas and Kansas. The Secondary market segment consists of two operating units that provide government-guaranteed student lending services to post-secondary students in Oklahoma and several other states and residential mortgage lending services to customers in Oklahoma, Texas, and Kansas. Southwest's fund management unit is included in Other operations. The primary purpose of the fund management unit is to manage Southwest's overall liquidity needs and interest rate risk. Each segment borrows funds from and provides funds to the funds management unit as needed to support its operations.

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

The following table summarizes financial results by operating segment:

                                                                  For the Six Months Ended June 30, 2004
                                              -----------------------------------------------------------------------------
                                                OKLAHOMA     OTHER STATES     SECONDARY        OTHER           TOTAL
                                                 BANKING        BANKING        MARKET       OPERATIONS        COMPANY
                                              -----------------------------------------------------------------------------
                                                                           (Dollars in thousands)
Net interest income                                $ 20,674        $  6,357      $  7,735        $ (2,083)      $   32,683
Provision for loan losses                             2,699           1,501            --              --            4,200
Other income                                          3,516             480         1,152           1,254            6,402
Other expenses                                       13,510           2,928         2,546           2,130           21,114
---------------------------------------------------------------------------------------------------------------------------
Income before taxes                                   7,981           2,408         6,341          (2,959)          13,771
Taxes on income                                       2,944             816         2,356          (1,151)           4,965
---------------------------------------------------------------------------------------------------------------------------
Net income                                         $  5,037        $  1,592      $  3,985        $ (1,808)      $    8,806
===========================================================================================================================

Fixed asset expenditures                           $    239        $    293      $      2        $    627       $    1,161

Total assets at period end                         $895,387        $316,515      $298,317        $276,945       $1,787,164

                                                                    For the Six Months Ended June 30, 2003
                                              -----------------------------------------------------------------------------
                                                OKLAHOMA     OTHER STATES     SECONDARY        OTHER           TOTAL
                                                 BANKING        BANKING        MARKET       OPERATIONS        COMPANY
                                              -----------------------------------------------------------------------------
                                                                          (Dollars in thousands)
Net interest income                                $ 20,405        $  3,307      $  4,093        $ (1,223)       $  26,582
Provision for loan losses                             2,563           1,218           (59)             --            3,722
Other income                                          3,396              78         1,830           1,776            7,080
Other expenses                                       12,409           1,608         2,057           2,113           18,187
---------------------------------------------------------------------------------------------------------------------------
Income before taxes                                   8,829             559         3,925          (1,560)          11,753
Taxes on income                                       3,306             212         1,483            (794)           4,207
---------------------------------------------------------------------------------------------------------------------------
Net income                                         $  5,523        $    347      $  2,442        $   (766)      $    7,546
===========================================================================================================================

Fixed asset expenditures                           $    285        $    550      $     54        $    873       $    1,762

Total assets at period end                         $908,419        $185,711      $183,113        $244,522       $1,521,765

SOUTHWEST BANCORP, INC.
UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)

                                                                     FOR THE THREE MONTHS ENDED JUNE 30,
                                                              2004                          2003
                                                         ------------------------------------------------------------
                                                             AVERAGE        AVERAGE        AVERAGE        AVERAGE
                                                             BALANCE      YIELD/RATE       BALANCE      YIELD/RATE
                                                         ------------------------------------------------------------
ASSETS:
     Loans receivable                                         $1,473,538          6.12%     $1,275,042          6.07%
     Investment securities                                       218,987          3.68         187,307          4.31
     Other interest-earning assets                                 1,436          0.56             969          0.83
                                                         ------------------------------------------------------------
         Total interest-earning assets                         1,693,961          5.80       1,463,318          5.84
     Noninterest-earning assets                                   65,489                        47,597
                                                         ----------------              ----------------
         Total assets                                         $1,759,450                    $1,510,915
                                                         ================              ================

LIABILITIES AND SHAREHOLDERS' EQUITY:
     Interest-bearing demand                                  $   61,757          0.59%     $   58,660          0.79%
     Money market accounts                                       414,304          1.41         308,994          1.78
     Savings accounts                                              7,629          0.21           6,344          0.19
     Time deposits                                               662,647          2.07         649,070          2.44
                                                         ------------------------------------------------------------
         Total interest-bearing deposits                       1,146,337          1.74       1,023,068          2.13
     Other borrowings                                            243,138          2.18         211,267          2.38
     Subordinated debentures                                      72,180          5.98          26,919          9.01
                                                         ------------------------------------------------------------
         Total interest-bearing liabilities                    1,461,655          2.02       1,261,254          2.32
     Noninterest-bearing demand                                  171,977                       131,899
     Other noninterest-bearing liabilities                         9,931                        16,940
     Shareholders' equity                                        115,887                       100,822
                                                         ----------------              ----------------
         Total liabilities and shareholders' equity           $1,759,450                    $1,510,915
                                                         ================              ================

     Interest rate spread                                                         3.78%                         3.52%
                                                                         ==============                ==============
     Net interest margin (1)                                                      4.05%                         3.84%
                                                                         ==============                ==============
     Ratio of average interest-earning assets
         to average interest-bearing liabilities                  115.89%                       116.02%
                                                         ================              ================


                                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                              2004                          2003
                                                         -------------------------------------------------------------
                                                             AVERAGE        AVERAGE        AVERAGE        AVERAGE
                                                             BALANCE      YIELD/RATE       BALANCE       YIELD/RATE
                                                         -------------------------------------------------------------
ASSETS:
     Loans receivable                                         $1,426,632          6.09%     $1,230,262           6.07%
     Investment securities                                       212,910          3.74         184,944           4.45
     Other interest-earning assets                                 1,054          0.57           1,200           1.01
                                                         -------------------------------------------------------------
         Total interest-earning assets                         1,640,596          5.78       1,416,406           5.85
     Noninterest-earning assets                                   64,121                        50,923
                                                         ----------------              ----------------
         Total assets                                         $1,704,717                    $1,467,329
                                                         ================              ================

LIABILITIES AND SHAREHOLDERS' EQUITY:
     Interest-bearing demand                                  $   60,686          0.59%     $   56,455           0.70%
     Money market accounts                                       400,096          1.41         290,435           1.77
     Savings accounts                                              7,478          0.24           6,246           0.23
     Time deposits                                               647,182          2.12         631,089           2.56
                                                         -------------------------------------------------------------
         Total interest-bearing deposits                       1,115,442          1.77         984,225           2.21
     Other borrowings                                            227,728          2.24         213,519           2.41
     Subordinated debentures                                      72,180          5.99          26,356           9.15
                                                         -------------------------------------------------------------
         Total interest-bearing liabilities                    1,415,350          2.06       1,224,100           2.39
     Noninterest-bearing demand                                  165,231                       128,069
     Other noninterest-bearing liabilities                         9,835                        15,927
     Shareholders' equity                                        114,301                        99,233
                                                         ----------------              ----------------
         Total liabilities and shareholders' equity           $1,704,717                    $1,467,329
                                                         ================              ================

     Interest rate spread                                                         3.72%                          3.46%
                                                                         ==============                ===============
     Net interest margin (1)                                                      4.01%                          3.78%
                                                                         ==============                ===============
     Ratio of average interest-earning assets
         to average interest-bearing liabilities                  115.91%                       115.71%
                                                         ================              ================

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

Southwest offers a broad range of commercial and consumer banking and other financial services through full service offices in Stillwater, Oklahoma City, Tulsa and Chickasha, Oklahoma, Wichita, Kansas and metropolitan Dallas, Texas; loan production offices on the campuses of the University of Oklahoma Health Sciences Center in Oklahoma City, Oklahoma State University-Tulsa, and in metropolitan Dallas, Texas; a marketing presence in the Student Union at Oklahoma State University-Stillwater; and on the Internet, through SNB DirectBanker(R). Southwest devotes substantial efforts to marketing and providing services to local businesses, their primary employees, and to other managers and professionals living and working in Southwest's market areas.

Southwest has received regulatory approval to expand further in Texas by opening a second branch office in the Dallas metropolitan area. The office is located in Preston Center at 5950 Berkshire Lane, Dallas, Texas where it is currently operating as a loan production office. The Preston Center location will begin operating as a full service branch late in the third quarter of 2004.

Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest has grown from $434 million in assets since becoming a public company at year-end 1993, to nearly $1.8 billion at June 30, 2004, without acquiring other financial institutions. Southwest considers acquisitions of other financial institutions and other companies from time to time, although it does not have any specific agreements or understandings for any such acquisition at present. Southwest also considers, from time to time, the establishment of new lending, banking and other offices in additional geographic markets. Southwest also extends loans to borrowers in Oklahoma and neighboring states through participations with correspondent banks.

FINANCIAL CONDITION

TOTAL ASSETS

Southwest's total assets were $1.8 billion at June 30, 2004 and $1.6 billion at December 31, 2003.

LOANS

Total loans, including loans held for sale, were $1.5 billion at June 30, 2004, a 15% increase ($189.9 million) from December 31, 2003. Southwest experienced increases in all categories of loans as shown in the following table:

                                                         JUNE 30,         DECEMBER 31,
                                                           2004              2003           $ CHANGE          % CHANGE
                                                    ---------------------------------------------------------------------
                                                                              (Dollars in thousands)
Real estate mortgage
     Commercial                                         $  461,435         $  402,596        $ 58,839             14.61 %
     One-to-four residential                                84,633             83,250           1,383              1.66
Real estate construction                                   254,982            230,292          24,690             10.72
Commercial                                                 377,322            355,965          21,357              6.00
Installment and consumer
     Government-guaranteed student loans                   292,858            211,546          81,312             38.44
     Other                                                  27,531             25,187           2,344              9.31
                                                    ---------------    ---------------    ------------     --------------
         Total loans                                    $1,498,761         $1,308,836        $189,925             14.51 %
                                                    ===============    ===============    ============     ==============

Management determines the appropriate level of the allowance for loan losses using a systematic methodology. (See Note 4, "Allowance for Loan Losses," in the Notes to Unaudited Consolidated Financial Statements.) The allowance for loan losses increased by $1.9 million, or 12%, from December 31, 2003 to June 30, 2004. At June 30, 2004, the allowance for loan losses was $17.8 million, or 1.19% of total loans and 99.03% of nonperforming loans, compared to $15.8 million, or 1.21% of total loans and 99.59% of nonperforming loans, at December 31, 2003. (See "Results of Operations-Provision for Loan Losses.")

DEPOSITS AND OTHER BORROWINGS

Southwest's deposits were $1.4 billion at June 30, 2004, an increase of $151.8 million, or 13%, from $1.2 billion at December 31, 2003. Increases occurred in all categories of deposits other than time deposits less than $100,000 as shown in the following table:

                                                         JUNE 30,         DECEMBER 31,
                                                           2004             2003            $ CHANGE            % CHANGE
                                                    ---------------------------------------------------------------------
                                                                             (Dollars in thousands)
Noninterest-bearing demand                              $  179,032         $  167,332        $ 11,700              6.99 %
Interest-bearing demand                                     59,699             53,955           5,744             10.65
Money market accounts                                      440,432            376,016          64,416             17.13
Savings accounts                                             7,849              6,903             946             13.70
Time deposits of $100,000 or more                          431,314            358,130          73,184             20.44
Other time deposits                                        237,574            241,789          (4,215)            (1.74)
                                                    ---------------    ---------------    ------------     --------------
     Total deposits                                     $1,355,900         $1,204,125        $151,775             12.60 %
                                                    ===============    ===============    ============     ==============

Stillwater National has unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Morgan Stanley Dean Witter, Citigroup Global Markets, Inc., Wachovia Securities LLC, UBS Financial Services, Inc., RBC Dain Rauscher, Inc. and CountryWide Securities that total $1.2 billion. At June 30, 2004, $289.4 million in these retail certificates of deposit were included in total deposits. Stillwater National has other brokered certificates of deposit totaling $39.7 million included in total deposits at June 30, 2004.

Other borrowings increased $43.6 million, or 24%, during the first six months of 2004.

SHAREHOLDERS' EQUITY

Shareholders' equity increased by $6.8 million, or 6%, due primarily to earnings for the first six months of 2004, and stock option exercises, offset in part by common stock dividends and a decrease in accumulated other comprehensive income (net, after tax, unrealized gains on investment securities available for sale). At June 30, 2004, Southwest, Stillwater National and SNB Wichita continued to exceed all applicable regulatory capital requirements.


RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2004 and 2003

Net income for the second quarter of 2004 of $4.6 million represented an increase of $571,000, or 14%, over the $4.0 million earned in the second quarter of 2003. Diluted earnings per share were $0.36 compared to $0.33, a 9% increase. The increase in net income was primarily the result of a $2.5 million, or 21%, increase in net interest income (fueled by substantial loan growth), offset in part by a $551,000, or 28%, increase in the provision for loan losses, a $314,000, or 9%, decline in other income (due mainly to lower gains on loans sold), and a $1.3 million, or 14%, increase in other expense (mainly as a result of increased salaries and benefits from increased staff and general and administrative expenses).

On an operating segment basis, the increase in net income was led by an $889,000 increase in net income for the Secondary market segment, due primarily to increased student lending volume, and a $434,000 increase in the contribution from Other States banking, offset by a decline in Oklahoma banking and an increased deficit in Other operations. The decrease in Oklahoma banking was largely the result of increased operating expenses. Oklahoma banking continues to provide the largest portion ($2.6 million) of Southwest's net income. However, in the second quarter, the contribution of Other states banking was approximately 15%, while the Secondary market segment contributed $2.2 million, or 48%. The contribution from the Secondary market segment may vary significantly from period to period as a result of changes in loan volume, interest rates and market behavior; the number of schools participating in Southwest's student lending programs, the sizes of their enrollment, and the graduation status of student borrowers; and other factors.

NET INTEREST INCOME

                                                               FOR THE THREE MONTHS
                                                                  ENDED JUNE 30,
                                                               2004             2003        $ CHANGE       % CHANGE
                                                         -----------------------------------------------------------
                                                                                (Dollars in thousands)
Interest income:
     Interest and fees on loans                                $22,419        $19,299        $3,120          16.17 %
     Investment securities:
         U.S. Government and agency obligations                  1,539          1,348           191          14.17
         Mortgage-backed securities                                155            281          (126)        (44.84)
         State and political subdivisions                          123            236          (113)        (47.88)
         Other securities                                          185            147            38          25.85
     Other interest-earning assets                                   2              2             0           0.00
                                                         -----------------------------------------------------------
         Total interest income                                  24,423         21,313         3,110          14.59

Interest expense:
     Interest-bearing demand                                        91            115           (24)        (20.87)
     Money market accounts                                       1,450          1,371            79           5.76
     Savings accounts                                                4              3             1          33.33
     Time deposits of $100,000 or more                           2,054          2,274          (220)         (9.67)
     Other time deposits                                         1,362          1,679          (317)        (18.88)
     Other borrowings                                            1,318          1,253            65           5.19
     Subordinated Debentures                                     1,079            613           466          76.02
                                                         -----------------------------------------------------------
         Total interest expense                                  7,358          7,308            50           0.68
                                                         -----------------------------------------------------------

         Net interest income                                   $17,065        $14,005        $3,060          21.85 %
                                                         ===========================================================

Yields on Southwest's interest-earning assets declined by 4 basis points, and the rates paid on Southwest's interest-bearing liabilities declined by 30 basis points, resulting in an increase in the interest rate spread to 3.78% for the second quarter of 2004 from 3.52% for the second quarter of 2003. During the same periods, annualized net interest margin increased from 3.84% to 4.05%. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 115.89% for the second quarter of 2004 from 116.02% for the second quarter of 2003.

The principal factor in the increase of interest income was the $230.6 million, or 16%, increase in average interest-earning assets, which was partially offset by the 4 basis point reduction in the yield earned on interest-earning assets. Southwest's average loans increased $198.5 million, or 16%, and the related yield increased to 6.12% for the second quarter of 2004 from 6.07% in 2003. During the same period, average investment securities increased $31.7 million, or 17%, and the related yield was reduced to 3.68% from 4.31%.

The increase in total interest expense can be attributed to the $200.4 million, or 16%, increase in average interest-bearing liabilities, which was partially offset by the 30 basis point reduction in the rates paid on interest-bearing liabilities. The increase in interest expense on subordinated debentures is due to two new issuances of subordinated debentures that occurred in the third and fourth quarters of 2003. Rates paid on deposits decreased for all categories other than savings deposits, which increased two basis points.

OTHER INCOME

                                                               FOR THE THREE MONTHS
                                                                  ENDED JUNE 30,
                                                               2004             2003        $ CHANGE       % CHANGE
                                                         -----------------------------------------------------------
                                                                 (Dollars in thousands, except share data)
Other income:
     Service charges and fees                                   $2,418         $2,225         $ 193           8.67 %
     Other noninterest income                                      159            286          (127)        (44.41)
     Gain on sales of loans receivable                             707          1,062          (355)        (33.43)
     Gain on sales of investment securities                         --             25           (25)       (100.00)
                                                         -----------------------------------------------------------
         Total other income                                     $3,284         $3,598         $(314)         (8.73)%
                                                         ===========================================================

Gain on sales of loans receivable, the major factor in the reduction of other income, declined due primarily to a $439,000 reduction in gain on sales of mortgage loans, which occurred due to the lower refinancing demand created by higher mortgage interest rates during the second quarter of 2004 as compared to those prevalent during the second quarter of 2003.

OTHER EXPENSES

                                                             FOR THE THREE MONTHS
                                                                ENDED JUNE 30,
                                                               2004            2003        $ CHANGE       % CHANGE
                                                         -----------------------------------------------------------
                                                                 (Dollars in thousands, except share data)
Other expenses:
     Salaries and employee benefits                            $ 5,171         $4,921        $  250           5.08 %
     Occupancy                                                   2,265          1,938           327          16.87
     FDIC and other insurance                                       96             78            18          23.08
     Other real estate                                              24              9            15         166.67
     General and administrative                                  3,046          2,347           699          29.78
                                                         -----------------------------------------------------------
         Total other expenses                                  $10,602         $9,293        $1,309          14.09 %
                                                         ===========================================================

Salaries and employee benefits increased $250,000 primarily as a result of an increase in the number of employees as well as normal compensation increases. The number of full-time equivalent employees increased to 331 at the end of June 2004 from 326 at the end of June 2003.

The primary factor in the increase of occupancy expense was a $196,000 increase in data processing charges for government-guaranteed student loans due to a larger volume of loans being processed.

The increase in general and administrative expenses reflected increased fees paid in connection with government-guaranteed loans, which increased by $61,000, expenses related to the development of business relationships in our new and current market areas, which increased by $114,000, and a $179,000 increase in expenses related to the collection of past due loans. Losses on deposit accounts increased $102,000, which is primarily attributable to three deposit account relationships.


FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 and 2003

Net income for the first six months of 2004 of $8.8 million represented an increase of $1.3 million, or 17%, over the $7.5 million earned in the first six months of 2003. Diluted earnings per share were $0.70 compared to $0.62, a 13% increase. The increase in net income was primarily the result of a $5.6 million, or 25%, increase in net interest income (fueled by substantial loan growth), offset in part by a $478,000, or 13%, increase in the provision for loan losses, a $678,000, or 10%, decline in other income (due mainly to lower gains on loans sold), and a $2.9 million, or 16%, increase in other expense (mainly as a result of increased salaries and benefits from increased staff and a one-time executive retirement expense, and increased occupancy and general and administrative expenses).

On an operating segment basis, the increase in net income was led by an $1.5 million increase in net income from the Secondary market segment, due primarily to increased student lending volume, and a $1.2 million increase in the contribution from Other states banking, offset by a decline in Oklahoma banking and an increased deficit in Other operations. The decrease in Oklahoma banking was largely the result of increased operating expenses, which included the one-time executive retirement charge, as well as increases in other expenses. Oklahoma banking continues to provide the largest portion ($5.0 million) of Southwest's net income. However, in the first six months, the contribution of Other states banking was approximately 18%, while the Secondary market segment contributed $4.0 million, or 45%. The contribution from the Secondary market segment may vary significantly from period to period as a result of changes in loan volume, interest rates and market behavior; the number of schools participating in Southwest's student lending programs, the sizes of their enrollment, and the graduation status of student borrowers; and other factors.


NET INTEREST INCOME

                                                              FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
                                                               2004            2003        $ CHANGE        % CHANGE
                                                         ------------------------------------------------------------
                                                                           (Dollars in thousands)
Interest income:
     Interest and fees on loans                                $43,223        $37,021        $6,202          16.75 %
     Investment securities:
         U.S. Government and agency obligations                  3,003          2,632           371          14.10
         Mortgage-backed securities                                343            652          (309)        (47.39)
         State and political subdivisions                          281            511          (230)        (45.01)
         Other securities                                          328            290            38          13.10
     Other interest-earning assets                                   3              6            (3)        (50.00)
                                                         ------------------------------------------------------------
         Total interest income                                  47,181         41,112         6,069          14.76

Interest expense:
     Interest-bearing demand                                       177            196           (19)         (9.69)
     Money market accounts                                       2,804          2,547           257          10.09
     Savings accounts                                                9              7             2          28.57
     Time deposits of $100,000 or more                           4,008          4,517          (509)        (11.27)
     Other time deposits                                         2,800          3,502          (702)        (20.05)
     Other borrowings                                            2,540          2,548            (8)         (0.31)
     Subordinated Debentures                                     2,160          1,213           947          78.07
                                                         ------------------------------------------------------------
         Total interest expense                                 14,498         14,530           (32)         (0.22)
                                                         ------------------------------------------------------------

         Net interest income                                   $32,683        $26,582        $6,101          22.95 %
                                                         ===========================================================

Yields on Southwest's interest-earning assets declined by 7 basis points, and the rates paid on Southwest's interest-bearing liabilities declined by 33 basis points, resulting in an increase in the interest rate spread to 3.72% for the first six months of 2004 from 3.46% for the first six months of 2003. During the same periods, annualized net interest margin increased from 3.78% to 4.01%. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 115.91% for the first six months of 2004 from 115.71% for the first six months of 2003.

The principal factor in the increase of interest income was the $224.2 million, or 16%, increase in average interest-earning assets, which was partially offset by the 7 basis point reduction in the yield earned on interest-earning assets. Southwest's average loans increased $196.4 million, or 16%, and the related yield increased to 6.09% for the first six months of 2004 from 6.07% in 2003. During the same period, average investment securities increased $28.0 million, or 15%, and the related yield was reduced to 3.74% from 4.45%.

The decline in total interest expense can be attributed to the 33 basis point reduction in the rates paid on interest-bearing liabilities, which was partially offset by the $191.3 million, or 16%, increase in average interest-bearing liabilities. The increase in interest expense on subordinated debentures is due to two new issuances of subordinated debentures that occurred in the third and fourth quarters of 2003. Rates paid on deposits decreased for all categories other than savings deposits, which increased one basis point.

OTHER INCOME

                                                                FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,
                                                               2004             2003        $ CHANGE       % CHANGE
                                                         -----------------------------------------------------------
                                                                 (Dollars in thousands, except share data)
Other income:
     Service charges and fees                                   $4,685         $4,476         $ 209           4.67 %
     Other noninterest income                                      403            578          (175)        (30.28)
     Gain on sales of loans receivable                           1,313          1,999          (686)        (34.32)
     Gain on sales of investment securities                          1             27           (26)        (96.30)
                                                         -----------------------------------------------------------
         Total other income                                     $6,402         $7,080         $(678)         (9.58)%
                                                         ===========================================================


Gain on sales of loans receivable, the major factor in the reduction of other income, declined due primarily to an $860,000 reduction in gain on sales of mortgage loans, which occurred due to the lower refinancing demand created by slightly higher mortgage interest rates during the first six months of 2004 as compared to those prevalent during the second quarter of 2003.

OTHER EXPENSES

                                                                FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,
                                                               2004             2003        $ CHANGE       % CHANGE
                                                         -----------------------------------------------------------
                                                                 (Dollars in thousands, except share data)
Other expenses:
     Salaries and employee benefits                            $10,330        $ 9,233        $1,097          11.88 %
     Occupancy                                                   4,496          3,860           636          16.48
     FDIC and other insurance                                      191            156            35          22.44
     Other real estate                                              41            170          (129)        (75.88)
     General and administrative                                  6,056          4,768         1,288          27.01
                                                         -----------------------------------------------------------
         Total other expenses                                  $21,114        $18,187        $2,927          16.09 %
                                                         ===========================================================

Salaries and employee benefits increased $1.1 million primarily as a result of an increase in the number of employees, a one-time charge relating to executive retirement in the first quarter of 2004 of approximately $492,000, as well as normal compensation increases. The number of full-time equivalent employees increased to 331 at the end of June 2004 from 326 at the end of June 2003.

The primary factor in the increase of occupancy expense was a $417,000 increase in data processing charges for government-guaranteed student loans due to a larger volume of loans being processed.

The increase in general and administrative expenses reflected increased fees paid in connection with government-guaranteed loans, which increased by $153,000, expenses related to the development of business relationships in our new and current market areas, which increased by $180,000, and a $282,000 increase in expenses related to the collection of past due loans. Losses on deposit accounts increased $95,000, which is primarily attributable to three deposit account relationships.

                                  * * * * * * *

PROVISION FOR LOAN LOSSES

Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest determines is appropriate based on a systematic methodology. (See Note 4, "Allowance for Loan Losses," in the Notes to Unaudited Consolidated Financial Statements.)

The allowance for loan losses of $17.8 million increased $1.9 million, or 12%, from year-end 2003, and represented 1.19% of total loans, compared with 1.21% of total loans at December 31, 2003. Loans of $1.5 billion at June 30, 2004 grew $189.9 million, or 15%, from year-end 2003. A provision for loan losses of $4.2 million was recorded in the first six months of 2004, an increase of $478,000, or 13%, from the first six months of 2003.

Total nonaccrual loans decreased $229,000, or 2%, from December 31, 2003, while total nonperforming loans increased $2.1 million, or 13%. Total nonperforming assets of $20.1 million (which includes other real estate owned) increased $2.4 million, or 14%, and equaled 1.34% of total loans and other real estate. As shown in Note 4, total nonperforming loans at June 30, 2004 represented 1.20% of total loans, compared to $15.9 million, or 1.22% of total loans, at December 31, 2003.

TAXES ON INCOME

Southwest's income tax expense was $5.0 million and $4.2 million for the first six months of 2004 and 2003, respectively, an increase of $758,000, or 18%. Southwest's effective tax rates have been lower than federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans and the organization in July 2001 of a real estate investment trust as well as tax credits generated by certain lending and investment activities.


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

Southwest has available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank ("FRB"), the Student Loan Marketing Association ("SLMA"), the F&M Bank of Tulsa ("F&M"), and the Federal Home Loan Bank of Topeka ("FHLB"). Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $1.4 million at June 30, 2004. Stillwater National has approved federal funds purchase lines totaling $166.5 million with two other banks and four institutional brokers; $26.5 million was outstanding on these lines at June 30, 2004. In addition, Stillwater National has available a $35.0 million line of credit from the SLMA and a $316.1 million line of credit from the FHLB and SNB Wichita has a $7.6 million line of credit from the FHLB. Borrowings under the SLMA line would be secured by student loans. Borrowings under the FHLB lines are secured by all unpledged securities and other loans. The SLMA line expires April 20, 2007; no amount was outstanding on this line at June 30, 2004. The Stillwater National FHLB line of credit had an outstanding balance of $162.9 million at June 30, 2004; no amount was outstanding on the SNB Wichita line of credit at FHLB at June 30, 2004. See also "Deposits and Other Borrowings" on page 15.

Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of direct obligations of U.S. Government Agency issues, which are designated as pledged with Stillwater National's safekeeping agent. These transactions are for one-to-four day periods.

During the first six months of 2004, the only categories of other borrowings whose averages exceeded 30% of ending shareholders' equity were repurchase agreements and funds borrowed from the FHLB.

                                                               JUNE 30, 2004                        JUNE 30, 2003
                                                     ---------------------------------       -------------------------------
                                                                            FUNDS                                FUNDS
                                                         REPURCHASE        BORROWED            REPURCHASE      BORROWED
                                                         AGREEMENTS     FROM THE FHLB          AGREEMENTS    FROM THE FHLB
                                                     ---------------------------------       -------------------------------
                                                                                 (Dollars in thousands)
Amount outstanding at end of period                          $36,679         $162,870             $46,941        $123,885
Weighted average rate paid at end of period                     0.62%            2.95%               0.75%           3.34%
Average Balance:
     For the three months ended                              $39,204         $166,165             $51,629        $144,107
     For the six months ended                                $39,306         $154,254             $51,205        $149,708
Average Rate Paid:
     For the three months ended                                 0.62%            2.80%               0.73%           3.10%
     For the six months ended                                   0.62%            2.92%               0.81%           3.04%
Maximum amount outstanding at any month end                  $44,465         $189,788             $62,152        $166,500

During the first six months of 2004, cash and cash equivalents decreased by $5.4 million, or 16%, to $28.6 million. This decrease was the net result of cash used in net loan origination and other investing activities of $133.9 million and cash used in operating activities of $66.4 million, primarily to fund an increase in loans held for sale, offset in part by cash provided from financing activities of $194.9 million (primarily from an increase in deposits).

During the first six months of 2003, cash and cash equivalents increased by $5.1 million, or 15%, to $40.0 million. This increase was the net result of cash used in net loan origination and other investing activities of $195.6 million offset by cash provided from operating activities of $37.2 million, and cash provided from financing activities of $163.5.

CAPITAL RESOURCES

In the first six months of 2004, total shareholders' equity increased $6.8 million, or 6%, to $116.8 million. Earnings, net of cash dividends declared on common stock, contributed $7.1 million to shareholders' equity during this six month period. The sale or issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan, and the employee stock option plan contributed an additional $1.6 million to shareholders' equity in the first six months of 2004, including tax benefits realized by Southwest relating to option exercises. Accumulated comprehensive income (loss), consisting of net unrealized gains (losses) on investment securities available for sale (net of tax), decreased to a loss of $1.5 million at June 30, 2004 compared to income of $360,000 at December 31, 2003.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. At June 30, 2004, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.98%, a Tier I risk-based capital ratio of 10.69%, and a leverage ratio of 8.96%. As of June 30, 2004, Stillwater National also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Stillwater National by Federal bank regulators. SNB Wichita began operating in November 2003 and has not yet received notification from the Office of Thrift Supervision concerning its capital position.

Southwest declared a dividend of $0.07 per common share payable on July 1, 2004 to shareholders of record as of June 18, 2004.

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


CONTROLS AND PROCEDURES

Southwest's management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of Southwest's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Southwest's disclosure controls and procedures were adequate. There were no significant changes in Southwest's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the six months ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, Southwest's internal controls over financial reporting.


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

PART II.  OTHER INFORMATION


Item 1.           Legal proceedings
                  None

Item 2. Changes in securities, use of proceeds, and issuer purchases of equity securities

                  There were no purchases of Southwest common stock made by or on behalf of Southwest or any affiliated purchasers of Southwest (as defined in Securities and Exchange Commission Rule 10b-18) during the first six months of 2004. On April 22, 2004, the Board of Directors of Southwest authorized a program for the repurchase of up to 5% (603,675 shares) of Southwest's outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under Southwest's dividend reinvestment, stock option, and employee benefit plans and for other corporate purposes. The share repurchases are expected to be made primarily on the open market from time to time until April 1, 2005, or earlier termination of the repurchase program by the Board. Repurchases under the program will be made at the discretion of management based upon market, business, legal, accounting, and other factors. This program, which has been publicly announced, replaced a publicly announced program that expired on March 31, 2004.

Item 3.           Defaults upon senior securities
                  None

Item 4.           Submission of matters to a vote of security holders

                  At Southwest's annual shareholders' meeting, held on April 22, 2004, the shareholders of Southwest elected four Directors with terms expiring at the 2007 annual shareholders' meeting. The Directors elected and the shareholder vote in the election of each Director were as follows:

                                               For                Withheld
                                               ---                --------
                  Thomas D. Berry              10,129,477         1,101,598
                  Rick Green                   10,132,479         1,098,596
                  David P. Lambert             10,006,468         1,224,606
                  Linford R. Pitts              9,857,670         1,373,405

                  Other Directors continuing in office following the annual shareholders' meeting were James E. Berry II, Joe Berry Cannon, J. Berry Harrison, Erd M. Johnson, Betty B. Kerns, Robert B. Rodgers, and Russell W. Teubner.

                  Also at Southwest's annual shareholders' meeting, the shareholders of Southwest approved an amendment to Southwest's 1999 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under the plan, and the number of shares of Common Stock for which options may be granted, to an aggregate of 1,760,000. The shareholder vote was 5,236,258 votes for the amendment; 2,731,627 votes against the amendment; 841,952 votes withheld; and 2,421,239 broker non-votes.


Item 5.           Other information
                  None

Item 6.           Exhibits and reports on Form 8-K
                  (a) Exhibits.


                  Exhibit 10         Southwest Bancorp, Inc. 1999 Stock
                                     Option Plan, as amended (Compensatory Plan)
                  Exhibit 31(a),(b)  Rule 13a-14(a)/15d-14(a) Certifications
                  Exhibit 32(a(,(b)  18 U.S.C. Section 1350 Certifications

                  (b) Reports on Form 8-K.
                  Southwest filed a report on Form 8-K, dated April 16, 2004, announcing, under item 5 of that form, proposed amendments to the Registrant's 1999 Stock Option Plan.

                  Southwest filed a report on Form 8-K, dated April 21, 2004, announcing, under items 7, 9 and 12 of that form, earnings for the first quarter of 2004.

                  Southwest filed a report on Form 8-K, dated April 22, 2004, announcing, under items 5 and 7 of that form, the establishment of a share repurchase program.

                  Southwest filed a report on Form 8-K, dated May 17, 2004, announcing, under items 5 and 7 of that form, that on May 18th and 19th a presentation to institutional investors would be made and included the presentation by exhibit.

                  Southwest filed a report on Form 8-K, dated July 21, 2004, announcing, under items 7, 9 and 12 of that form, earnings for the second quarter of 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTHWEST BANCORP, INC.
(Registrant)




By: /s/ Rick Green                                          August 3, 2004
   -------------------------------------                    --------------
   Rick Green                                               Date
   President and Chief Executive Officer
   (Principal Executive Officer)




By: /s/ Kerby Crowell                                       August 3, 2004
   -------------------------------------                    --------------
   Kerby Crowell                                            Date
   Executive Vice President, Chief Financial
   Officer and Secretary
   (Principal Financial Officer)