Form 10-Q
period 2004-09-30
SOUTHWEST BANCORP INC
filed 2004-11-05
CIK 914374

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------


                                    FORM 10-Q


         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2004

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

                            12,092,236 as of 11-01-04



                                     1 of 31

                             SOUTHWEST BANCORP, INC.

                               INDEX TO FORM 10-Q

                                                                                                  Page No.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Statements of Financial Condition at
                   September 30, 2004 and December 31, 2003                                          3

                  Unaudited Consolidated Statements of Operations for the
                    three and nine months ended September 30, 2004 and 2003                          4

                  Unaudited Consolidated Statements of Cash Flows for the
                    nine months ended September 30, 2004 and 2003                                    5

                  Unaudited Consolidated Statements of Shareholders' Equity for the
                    nine months ended September 30, 2004                                             6

                  Unaudited Consolidated Statements of Comprehensive Income for the
                    three and nine months ended September 30, 2004 and 2003                          6

                  Notes to Unaudited Consolidated Financial Statements                               7

                  Unaudited Average Balances, Yields and Rates for the
                    three and nine months ended September 30, 2004 and 2003                         13


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                              14


         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK                                                                      25

         ITEM 4.  CONTROLS AND PROCEDURES                                                           25


PART II.  OTHER INFORMATION                                                                         26


SIGNATURES                                                                                          27

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

                                                                                            September 30,
                                                                                                 2004             December 31,
                                                                                             (unaudited)              2003
                                                                                           -----------------    -----------------
ASSETS:
Cash and cash equivalents                                                                          $ 31,018             $ 33,981
Investment securities:
     Held to maturity, fair value $2,536 (2004) and $16,144 (2003)                                    2,501               15,916
     Available for sale, amortized cost $194,385 (2004) and $176,470 (2003)                         194,056              177,074
     Federal Reserve Bank and Federal Home Loan Bank Stock, at cost                                  13,342               11,276
Loans held for sale                                                                                 348,887              218,422
Loans receivable, net of allowance for loan losses
     of $19,921 (2004) and $15,848 (2003)                                                         1,238,295            1,074,566
Accrued interest receivable                                                                          13,926               11,321
Premises and equipment, net                                                                          19,722               19,818
Other assets                                                                                         20,703               18,351
                                                                                           -----------------    -----------------
            Total assets                                                                         $1,882,450           $1,580,725
                                                                                           =================    =================


LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
     Noninterest-bearing demand                                                                   $ 183,183            $ 167,332
     Interest-bearing demand                                                                         58,403               53,955
     Money market accounts                                                                          399,104              376,016
     Savings accounts                                                                                 8,245                6,903
     Time deposits of $100,000 or more                                                              533,647              358,130
     Other time deposits                                                                            242,373              241,789
                                                                                           -----------------    -----------------
         Total deposits                                                                           1,424,955            1,204,125
Other borrowings                                                                                    245,722              183,850
Accrued interest payable                                                                              3,261                3,375
Income tax payable                                                                                    7,489                2,850
Other liabilities                                                                                     6,697                4,410
Subordinated debentures                                                                              72,180               72,180
                                                                                           -----------------    -----------------
            Total liabilities                                                                     1,760,304            1,470,790
Shareholders' equity:
     Common stock - $1 par value; 20,000,000 shares authorized;
         12,243,042 shares issued and outstanding                                                    12,243               12,243
     Capital surplus                                                                                  7,860                6,997
     Retained earnings                                                                              103,784               92,657
     Accumulated other comprehensive income (loss)                                                     (193)                 360
     Treasury stock, at cost; 161,375 (2004) and 287,410 (2003) shares                               (1,548)              (2,322)
                                                                                           -----------------    -----------------
            Total shareholders' equity                                                              122,146              109,935
                                                                                           -----------------    -----------------
            Total liabilities & shareholders' equity                                             $1,882,450           $1,580,725
                                                                                           =================    =================

     The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except earnings per share data)

                                                            For the three months               For the nine months
                                                             ended September 30,               ended September 30,
                                                            2004             2003             2004              2003
                                                         ------------     -----------     -------------     -------------
Interest income:
     Interest and fees on loans                              $25,245         $19,250           $68,468           $56,271
     Investment securities:
         U.S. Government and agency obligations                1,570           1,400             4,573             4,032
         Mortgage-backed securities                              159             204               502               856
         State and political subdivisions                         63             179               344               690
         Other securities                                        168             142               496               432
     Other interest-earning assets                                 4               1                 7                 7
                                                         ------------     -----------     -------------     -------------
         Total interest income                                27,209          21,176            74,390            62,288

Interest expense:
     Interest-bearing demand                                      63              86               240               282
     Money market accounts                                     1,621           1,323             4,425             3,870
     Savings accounts                                              5               5                14                12
     Time deposits of $100,000 or more                         2,460           2,045             6,468             6,562
     Other time deposits                                       1,311           1,524             4,111             5,026
     Other borrowings                                          1,643           1,174             4,183             3,722
     Subordinated debentures                                   1,136             817             3,296             2,030
                                                         ------------     -----------     -------------     -------------
         Total interest expense                                8,239           6,974            22,737            21,504
                                                         ------------     -----------     -------------     -------------

Net interest income                                           18,970          14,202            51,653            40,784

Provision for loan losses                                      3,900           2,726             8,100             6,448

Other income:
     Service charges and fees                                  2,629           2,442             7,314             6,918
     Other noninterest income                                    328             190               731               768
     Gain on sales of loans receivable                         1,073           1,158             2,386             3,157
     Gain (loss) on sales of investment securities              (110)              1              (109)               28
                                                         ------------     -----------     -------------     -------------
         Total other income                                    3,920           3,791            10,322            10,871

Other expenses:
     Salaries and employee benefits                            5,563           5,200            15,893            14,433
     Occupancy                                                 2,500           2,078             6,996             5,938
     FDIC and other insurance                                    110              90               301               246
     Other real estate                                            66              (2)              107               168
     General and administrative                                2,998           2,535             9,054             7,303
                                                         ------------     -----------     -------------     -------------
         Total other expenses                                 11,237           9,901            32,351            28,088
                                                         ------------     -----------     -------------     -------------
Income before taxes                                            7,753           5,366            21,524            17,119
     Taxes on income                                           2,898           1,943             7,863             6,150
                                                         ------------     -----------     -------------     -------------
                                                                                          -------------     -------------
Net income                                                    $4,855          $3,423           $13,661           $10,969
                                                         ============     ===========     =============     =============

Basic earnings per share                                      $ 0.40          $ 0.30            $ 1.13            $ 0.93
                                                         ============     ===========     =============     =============
Diluted earnings per share                                    $ 0.39          $ 0.28            $ 1.09            $ 0.90
                                                         ============     ===========     =============     =============
Cash dividends declared per share                             $ 0.07          $ 0.06            $ 0.21            $ 0.19
                                                         ============     ===========     =============     =============

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                           For the nine months
                                                                                           ended September 30,
                                                                                         2004              2003
                                                                                     -------------    ---------------
Operating activities:
     Net income                                                                          $ 13,661           $ 10,969
     Adjustments to reconcile net income to net
         cash (used in) provided from operating activities:
            Provision for loan losses                                                       8,100              6,448
            Deferred taxes                                                                 (1,551)              (903)
            Depreciation and amortization expense                                           1,962              1,991
            Amortization of premiums and accretion of
                discounts on securities, net                                                  132                178
            Amortization of intangibles                                                       239                322
            Tax benefit from exercise of stock options                                        459                707
            (Gain) Loss on sales/calls of securities                                          109                (28)
            (Gain) Loss on sales of loans receivable                                       (2,386)            (3,157)
            (Gain) Loss on sales of premises/equipment                                         (9)               (58)
            (Gain) Loss on other real estate owned, net                                        53                106
            Proceeds from sales of residential mortgage loans                              67,484            161,728
            Residential mortgage loans originated for resale                              (67,856)          (153,907)
            Proceeds from sales of student loans                                          357,538            188,818
            Student loans originated for resale                                          (486,148)          (272,099)
     Changes in assets and liabilities:
         Accrued interest receivable                                                       (2,605)              (670)
         Other assets                                                                         108             (3,099)
         Income taxes payable                                                               4,639                169
         Accrued interest payable                                                            (114)            (1,401)
         Other liabilities                                                                  2,188              2,327
                                                                                     -------------    ---------------
            Net cash (used in) provided from operating activities                        (103,997)           (61,559)
                                                                                     -------------    ---------------
Investing activities:
     Proceeds from sales of available for sale securities                                   8,540              6,540
     Proceeds from principal repayments, calls and maturities:
         Held to maturity securities                                                       13,398             14,675
         Available for sale securities                                                     61,632             58,869
     Purchases of Federal Reserve Bank and Federal Home Loan
         Bank stock                                                                        (2,066)            (2,132)
     Purchases of available for sale securities                                           (88,311)           (90,839)
     Loans originated and principal repayments, net                                      (171,962)          (109,431)
     Purchases of premises and equipment                                                   (2,061)            (2,168)
     Proceeds from sales of premises and equipment                                            204                258
     Proceeds from sales of other real estate owned                                           215              1,440
                                                                                     -------------    ---------------
            Net cash (used in) provided from investing activities                        (180,411)          (122,788)
                                                                                     -------------    ---------------
Financing activities:
     Net increase (decrease) in deposits                                                  220,830            182,620
     Net increase (decrease) in other borrowings                                           61,872            (23,180)
     Net proceeds from issuance of common stock                                             1,178              1,608
     Net proceeds from issuance of subordinated debentures                                      -             20,000
     Common stock dividends paid                                                           (2,435)            (2,107)
                                                                                     -------------    ---------------
            Net cash (used in) provided from financing activities                         281,445            178,941
                                                                                     -------------    ---------------
Net increase (decrease) in cash and cash equivalents                                       (2,963)            (5,406)
Cash and cash equivalents,
     Beginning of period                                                                   33,981             34,847
                                                                                     -------------    ---------------
     End of period                                                                       $ 31,018           $ 29,441
                                                                                     =============    ===============

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)

                                                                                        Accumulated                    Total
                                                                                           Other                      Share-
                                          Common Stock         Capital    Retained     Comprehensive    Treasury     holders'
                                        Shares       Amount    Surplus    Earnings     Income (Loss)      Stock       Equity
                                    ---------------------------------------------------------------------------------------------
Balance, January 1, 2004                12,243,042    $12,243     $6,997    $ 92,657             $ 360     $(2,322)     $109,935

Cash dividends declared:
     Common, $0.21 per share                     -          -          -      (2,534)                -           -        (2,534)
Common stock issued:
     Employee Stock Option Plan                  -          -        331           -                 -         727         1,058
     Employee Stock Purchase Plan                -          -         31           -                 -          20            51
     Dividend Reinvestment Plan                  -          -         42           -                 -          27            69
Tax benefit related to exercise
     of stock options                            -          -        459           -                 -           -           459
Other comprehensive income
     (loss), net of tax                          -          -          -           -              (553)          -          (553)
Net income                                       -          -          -      13,661                 -           -        13,661
                                    ---------------------------------------------------------------------------------------------

Balance, September 30, 2004             12,243,042    $12,243     $7,860    $103,784             $(193)    $(1,548)     $122,146
                                    =============================================================================================

The accompanying notes are an integral part of this statement.




SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

                                                              For the three months              For the nine months
                                                               ended September 30,              ended September 30,
                                                              2004             2003            2004             2003
                                                           ------------     -----------     ------------     ------------
Net income                                                     $ 4,855         $ 3,423          $13,661          $10,969

Other comprehensive income (loss)
     Unrealized holding gain (loss) on available
         for sale securities                                     2,126          (1,998)          (1,042)          (2,555)
     Reclassification adjustment for (gains) losses
         arising during the period                                 110              (1)             109              (28)
                                                           ------------     -----------     ------------     ------------
     Other comprehensive income (loss), before tax               2,236          (1,999)            (933)          (2,583)
     Tax (expense) benefit related to items
         of other comprehensive income (loss)                     (908)            802              380              833
                                                           ------------     -----------     ------------     ------------
     Other comprehensive income (loss), net of tax               1,328          (1,197)            (553)          (1,750)
                                                           ------------     -----------     ------------     ------------
Comprehensive income                                           $ 6,183         $ 2,226          $13,108          $ 9,219
                                                           ============     ===========     ============     ============

The accompanying notes are an integral part of this statement.

                             SOUTHWEST BANCORP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders' equity, cash flows and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal, recurring adjustments. The results of operations for the three and nine months ended September 30, 2004 and the cash flows for the nine months ended September 30, 2004 should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.


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


NOTE 3: INVESTMENT SECURITIES

At September 30, 2004, Southwest had gross unrealized losses in its available for sale securities portfolio totaling $1.1 million. Fifteen securities with a par value of $22.8 million and an unrealized loss of $387,000 had been in an unrealized loss position for more than twelve months. These gross unrealized losses occurred due to increases in interest rates and spreads rather than credit impairment. Southwest has the intent and ability to hold these securities until the unrealized loss is recovered.


NOTE 4: LOANS RECEIVABLE

Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Kansas and Texas. Its commercial lending operations are concentrated in the Stillwater, Tulsa, and Oklahoma City areas of Oklahoma; in Wichita, Kansas; and in the Dallas and Austin, Texas metropolitan areas. As a result, the collectibility of Southwest's loan portfolio can be affected by changes in the general economic conditions in these three states and in those metropolitan areas. At September 30, 2004 and December 31, 2003, substantially all of Southwest's loans were collateralized with real estate, inventory, accounts receivable, and/or other assets, or were guaranteed by agencies of the United States Government.

At September 30, 2004, loans to individuals and businesses in the healthcare industry totaled approximately $379.0 million, or 24%, of total loans and student loans totaled approximately $341.3 million, or 21%, of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% or more of total loans.


Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates. Total nonaccrual loans increased $13.9 million, or 96%, from December 31, 2003, and total nonperforming loans increased $14.8 million, or 93%. Total nonperforming assets of $33.2 million (which includes other real estate owned) increased $15.6 million, or 89%.

                                                                                   At                             At
                                                                           September 30, 2004             December 31, 2003
                                                                       ---------------------------      -----------------------
                                                                                         (Dollars in thousands)
Nonaccrual loans (1)                                                                      $28,476                      $14,530
Past due 90 days or more                                                                    2,276                        1,384
                                                                       ---------------------------      -----------------------
     Total nonperforming loans                                                             30,752                       15,914
Other real estate owned                                                                     2,467                        1,699
                                                                       ---------------------------      -----------------------
     Total nonperforming assets                                                           $33,219                      $17,613
                                                                       ===========================      =======================

Nonperforming loans to loans receivable                                                      1.91%                        1.22%
Allowance for loan losses to nonperforming loans                                            64.78%                       99.59%
Nonperforming assets to loans receivable and
     other real estate owned                                                                 2.06%                        1.34%

(1) The government-guaranteed portion of loans included in these totals was $1.4 million (2004) and $2.5 million (2003).

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $28.5 million at September 30, 2004. All of the nonaccruing assets are subject to regular tests for impairment as part of Southwest's allowance for loan losses methodology (see below). Five credit relationships accounted for approximately $21.7 million, or 71% of total nonperforming loans at September 30, 2004. All of these credits were identified as problem or potential problem credits in previous quarters. Management continues to actively manage these relationships, and anticipates they will be significantly reduced within the next six months through payoffs from proceeds from the sale of collateral now being actively marketed, proceeds of planned debtor capital increases, payments by guarantors, or by restructuring into earning assets.

During the first nine months of 2004, $51,000 in interest income was received on nonaccruing loans. If interest on those loans had been accrued for the nine months ended September 30, 2004, additional total interest income of $872,000 would have been recorded.

Performing loans considered potential nonperforming loans (loans that are not included in the past due, nonaccrual or restructured categories but for which known information about possible credit problems cause management to have doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may become nonperforming in the future) amounted to approximately $33.3 million at September 30, 2004, compared to $37.8 million at December 31, 2003, a decrease of 12%. Loans may be monitored by management and reported as potential nonperforming loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.

NOTE 5: ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is shown below for the indicated periods.

                                                                       For the nine                      For the
                                                                       months ended                    year ended
                                                                    September 30, 2004              December 31, 2003
                                                                  ------------------------        ----------------------
                                                                                     (Dollars in thousands)
Balance at beginning of period                                                   $ 15,848                      $ 11,888
Loans charged-off:
     Real estate mortgage                                                             747                           717
     Real estate construction                                                           -                             3
     Commercial                                                                     3,338                         3,915
     Installment and consumer                                                         356                           442
                                                                  ------------------------        ----------------------
         Total charge-offs                                                          4,441                         5,077
Recoveries:
     Real estate mortgage                                                             127                           173
     Commercial                                                                       213                           230
     Installment and consumer                                                          74                           112
                                                                  ------------------------        ----------------------
         Total recoveries                                                             414                           515
                                                                  ------------------------        ----------------------
Net loans charged-off                                                               4,027                         4,562
Provision for loan losses                                                           8,100                         8,522
                                                                  ------------------------        ----------------------
Balance at end of period                                                         $ 19,921                      $ 15,848
                                                                  ========================        ======================
Loans outstanding:
     Average                                                                   $1,478,443                    $1,269,216
     End of period                                                              1,607,103                     1,308,836
Net charge-offs to total average loans (annualized)                                  0.36%                         0.36%
Allowance for loan losses to total loans                                             1.24%                         1.21%


Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest determines is appropriate based on a systematic methodology. The allowance is based on careful, continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio and unused commitments to provide financing. Southwest's systematic methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and a general allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases. Loss factors generally are based on Southwest's historical loss experience in the various portfolio categories over the prior eighteen months or twelve months, but may be adjusted for categories where eighteen and twelve month loss experience is historically unusual and not considered indicative of the losses inherent in specific portfolio categories. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses. Formula allowances also are established for loans that do not have specific allowances according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade. Specific allowances are established in cases where management has identified significant conditions or circumstances related to individual loans that management believes indicate the probability that losses may be incurred in an amount different from the amounts determined by application of the formula allowance. Specific allowances include amounts related to loans that are identified for evaluation of impairment, which is based on discounted cash flows using each loan's initial effective interest rate or on the fair value of the collateral for certain collateral dependent loans. All of Southwest's nonaccrual loans are considered to be impaired loans. The general allowance is based upon management's evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. These factors may include general economic and business conditions affecting lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal credit examiners, and management's judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. There were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance during the third quarter of 2004. Southwest determined the level of the allowance for loan losses at September 30, 2004, was appropriate, based on that methodology.

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

                                                                    For the three months          For the nine months
                                                                    ended September 30,           ended September 30,
                                                                  2004            2003            2004            2003
                                                               ------------    ------------   -------------   -------------
                                                                      (Dollars in thousands,except per share data)
Net income, as reported                                             $4,855          $3,423         $13,661         $10,969
Less:  Stock-based employee compensation expense
      determined under fair value based method for all
      awards, net of related tax effects                               (56)            (62)           (226)           (234)
                                                               ------------    ------------   -------------   -------------
Proforma net income                                                 $4,799          $3,361         $13,435         $10,735
                                                               ============    ============   =============   =============

Earnings per share:
      Basic -- as reported                                           $0.40           $0.30           $1.13           $0.93
      Basic -- proforma                                              $0.39           $0.28           $1.11           $0.91
      Diluted -- as reported                                         $0.39           $0.28           $1.09           $0.90
      Diluted -- proforma                                            $0.38           $0.27           $1.07           $0.88


NOTE 7: EARNINGS PER SHARE

Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury stock method. At September 30, 2004 and 2003, there were no antidilutive options to purchase common shares.

The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:

                                                         For the three months                      For the nine months
                                                          ended September 30,                      ended September 30,
                                                       2004                 2003                2004                 2003
                                                  ----------------     ---------------     ----------------     ----------------
Weighted average shares outstanding:
     Basic earnings per share                          12,081,379          11,839,891           12,050,485           11,762,996
Effect of dilutive securities:
     Stock options                                        512,496             558,109              495,417              484,046
                                                  ----------------     ---------------     ----------------     ----------------
Weighted average shares outstanding:
     Diluted earnings per share                        12,593,875          12,398,000           12,545,902           12,247,042
                                                  ================     ===============     ================     ================

NOTE 8:  OPERATING SEGMENTS

Southwest operates four principal segments: Oklahoma Banking, Other States Banking, loans originated for sale in the secondary market ("Secondary Market"), and an Other Operations segment. The Oklahoma Banking segment consists of three operating units that provide lending and deposit services to customers in the state of Oklahoma. The Other States Banking segment consists of three operating units that provide lending and deposit services to the customers in the states of Texas and Kansas. The Secondary Market segment consists of two operating units that provide student lending services to post-secondary students in Oklahoma and several other states and residential mortgage lending services to customers in Oklahoma, Texas, and Kansas. Southwest's fund management unit is included in Other Operations. The primary purpose of the fund management unit is to manage Southwest's overall liquidity needs and interest rate risk. Each segment borrows funds from and provides funds to the funds management unit as needed to support its operations.

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

The following table summarizes financial results by operating segment:

                                                     For the Nine Months Ended September 30, 2004
                                              ----------------------------------------------------------------------------
                                                Oklahoma     Other States    Secondary        Other           Total
                                                 Banking       Banking        Market       Operations        Company
                                              ----------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Net interest income                                 $31,393         $9,991       $13,003        $ (2,734)        $ 51,653
Provision for loan losses                             5,233          2,867             -               -            8,100
Other income                                          5,389            655         2,211           2,067           10,322
Other expenses                                       20,423          4,733         4,177           3,018           32,351
--------------------------------------------------------------------------------------------------------------------------
Income before taxes                                  11,126          3,046        11,037          (3,685)          21,524
Taxes on income                                       4,145          1,059         4,116          (1,457)           7,863
--------------------------------------------------------------------------------------------------------------------------
Net income                                          $ 6,981        $ 1,987       $ 6,921        $ (2,228)        $ 13,661
==========================================================================================================================

Fixed asset expenditures                             $  334         $  415         $   2         $ 1,310         $  2,061

Total assets at period end                         $918,128       $344,186      $355,952        $264,184       $1,882,450

                                                     For the Nine Months Ended September 30, 2003
                                              ----------------------------------------------------------------------------
                                                Oklahoma     Other States    Secondary        Other           Total
                                                 Banking       Banking        Market       Operations        Company
                                              ----------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Net interest income                                 $31,081        $ 5,725       $ 6,633        $ (2,655)        $ 40,784
Provision for loan losses                             4,768          1,680             -               -            6,448
Other income                                          5,112            153         2,977           2,629           10,871
Other expenses                                       18,902          2,623         3,428           3,135           28,088
--------------------------------------------------------------------------------------------------------------------------
Income before taxes                                  12,523          1,575         6,182          (3,161)          17,119
Taxes on income                                       4,697            594         2,332          (1,473)           6,150
--------------------------------------------------------------------------------------------------------------------------
Net income                                          $ 7,826         $  981       $ 3,850        $ (1,688)        $ 10,969
==========================================================================================================================

Fixed asset expenditures                             $  359         $  581        $   85         $ 1,143         $  2,168

Total assets at period end                         $899,441       $206,550      $194,281        $240,864       $1,541,136

SOUTHWEST BANCORP, INC.
UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
(Dollars in thousands)

                                                                  For the three months ended September 30,
                                                              2004                          2003
                                                         ------------------------------------------------------------
                                                             Average        Average        Average        Average
                                                             Balance      Yield/Rate       Balance      Yield/Rate
                                                         ------------------------------------------------------------
ASSETS:
     Loans receivable                                         $1,580,974          6.35%     $1,296,519          5.89%
     Investment securities                                       216,828          3.60         195,266          3.91
     Other interest-earning assets                                 1,222          1.30             671          0.59
                                                         ------------------------------------------------------------
         Total interest-earning assets                         1,799,024          6.02       1,492,456          5.63
     Noninterest-earning assets                                   66,378                        50,456
                                                         ----------------              ----------------
         Total assets                                         $1,865,402                    $1,542,912
                                                         ================              ================

LIABILITIES AND SHAREHOLDERS' EQUITY:
     Interest-bearing demand                                    $ 56,137          0.45%       $ 56,698          0.60%
     Money market accounts                                       433,426          1.49         363,918          1.44
     Savings accounts                                              8,204          0.24           6,783          0.29
     Time deposits                                               704,142          2.13         615,945          2.30
                                                         ------------------------------------------------------------
         Total interest-bearing deposits                       1,201,909          1.81       1,043,344          1.89
     Other borrowings                                            281,549          2.32         189,150          2.46
     Subordinated debentures                                      72,180          6.30          46,406          6.89
                                                         ------------------------------------------------------------
         Total interest-bearing liabilities                    1,555,638          2.11       1,278,900          2.16
     Noninterest-bearing demand deposits                         178,408                       146,526
     Other noninterest-bearing liabilities                        12,075                        13,780
     Shareholders' equity                                        119,281                       103,706
                                                         ----------------              ----------------
         Total liabilities and shareholders' equity           $1,865,402                    $1,542,912
                                                         ================              ================

     Interest rate spread                                                         3.91%                         3.47%
                                                                         ==============                ==============
     Net interest margin (1)                                                      4.19%                         3.78%
                                                                         ==============                ==============
     Ratio of average interest-earning assets
         to average interest-bearing liabilities                  115.65%                       116.70%
                                                         ================              ================

                                                                   For the nine months ended September 30,
                                                              2004                          2003
                                                         -------------------------------------------------------------
                                                             Average        Average        Average        Average
                                                             Balance      Yield/Rate       Balance       Yield/Rate
                                                         -------------------------------------------------------------
ASSETS:
     Loans receivable                                         $1,478,443          6.19%     $1,252,591           6.01%
     Investment securities                                       214,224          3.69         188,423           4.26
     Other interest-earning assets                                 1,111          0.84           1,022           0.92
                                                         -------------------------------------------------------------
         Total interest-earning assets                         1,693,778          5.87       1,442,036           5.78
     Noninterest-earning assets                                   64,879                        50,764
                                                         ----------------              ----------------
         Total assets                                         $1,758,657                    $1,492,800
                                                         ================              ================

LIABILITIES AND SHAREHOLDERS' EQUITY:
     Interest-bearing demand                                    $ 59,158          0.54%       $ 56,537           0.67%
     Money market accounts                                       411,274          1.44         315,199           1.64
     Savings accounts                                              7,721          0.24           6,427           0.25
     Time deposits                                               666,308          2.12         625,985           2.47
                                                         -------------------------------------------------------------
         Total interest-bearing deposits                       1,144,461          1.78       1,004,148           2.10
     Other borrowings                                            245,799          2.27         205,307           2.42
     Subordinated debentures                                      72,180          6.00          33,113           8.08
                                                         -------------------------------------------------------------
         Total interest-bearing liabilities                    1,462,440          2.08       1,242,568           2.31
     Noninterest-bearing demand deposits                         169,656                       134,335
     Other noninterest-bearing liabilities                        10,587                        15,156
     Shareholders' equity                                        115,974                       100,741
                                                         ----------------              ----------------
         Total liabilities and shareholders' equity           $1,758,657                    $1,492,800
                                                         ================              ================

     Interest rate spread                                                         3.79%                          3.47%
                                                                         ==============                ===============
     Net interest margin (1)                                                      4.07%                          3.78%
                                                                         ==============                ===============
     Ratio of average interest-earning assets
         to average interest-bearing liabilities                  115.82%                       116.05%
                                                         ================              ================

(1) Net interest margin = annualized net interest income / average interest-earning assets

                             SOUTHWEST BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements. This management's discussion and analysis of financial condition and results of operations, the notes to Southwest's unaudited consolidated financial statements, and other portions of this report include forward-looking statements such as: statements of Southwest's goals, intentions, and expectations; estimates of risks and of future costs and benefits; expectations regarding future financial performance of Southwest and its operating segments; assessments of loan quality, probable loan losses, and the amount and timing of loan payoffs; liquidity, contractual obligations, off-balance sheet risk, and market or interest rate risk; and statements of Southwest's ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws, regulations, and accounting principles; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest's past growth and performance do not necessarily indicate its future results.

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

Southwest offers a broad range of commercial and consumer banking and other financial services through full service offices in Stillwater, Oklahoma City, Tulsa and Chickasha, Oklahoma, Wichita, Kansas and metropolitan Dallas, Texas; loan production offices on the campuses of the University of Oklahoma Health Sciences Center in Oklahoma City, Oklahoma State University-Tulsa, and in metropolitan Dallas and Austin, Texas; a marketing presence in the Student Union at Oklahoma State University-Stillwater; and on the Internet, through SNB DirectBanker(R). Southwest devotes substantial efforts to marketing and providing services to local businesses, their primary employees, and to other managers and professionals living and working in Southwest's market areas.

Southwest's strategic focus includes expansion in carefully selected geographic markets based upon a tested business model developed in connection with our expansion into Oklahoma City in 1982. This geographic expansion is based on identification of markets with concentrations of customers in Southwest's traditional areas of expertise: healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate lending, and makes uses of traditional and specialized financial services. Specialized services include integrated document imaging and cash management services designed to help our customers in the healthcare industry and other record-intensive enterprises operate more efficiently, and management consulting services through Southwest's management consulting subsidiaries: Healthcare Strategic Support, Inc., serving physicians, hospitals, and healthcare groups, and Business Consulting Group, Inc., serving small and large commercial enterprises.

During 2002, Southwest established offices in Wichita, Kansas and Dallas, Texas. At September 30, 2004, we had five offices in Kansas and Texas. During the first nine months of 2004, these offices produced $2.0 million in net income (15% of the consolidated total), up over 100% from the first nine months of 2003, and $113.2 million in new banking assets. Southwest has received regulatory approval to expand further in Texas by opening a second branch office in the Dallas metropolitan area. The office is located in Preston Center at 5950 Berkshire Lane, Dallas, Texas where it is currently operating as a loan production office. The Preston Center location will begin operating as a full service branch during the last half of December 2004. Southwest has also applied to open an additional branch office in Austin, Texas, where it is currently operating a loan production office.

Our Oklahoma Banking segment accounted for $7.0 million, or 51%, of year-to-date net income, and $39.5 million in new banking assets during the first nine months of 2004.

Southwest has a long history of student and residential mortgage lending. These operations comprise our Secondary Market business segment. During the first nine months of 2004, this segment produced $6.9 million in net income, up 80% from the same period in 2003, and $135.6 million in additional banking assets. This growth was the result of expanded student lending, which more than offset the effects of the residential mortgage slowdown. Loan volumes in the Secondary Market segment may vary significantly from period to period.

For additional information on our operating segments, please see Note 8, Operating Segments, above. The total of net income of the segments discussed above exceeds consolidated net income for the first nine months of 2004 due to losses allocated to the Other Operations segment, which provides funding and liquidity services to the rest of the organization.

Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest has grown from $434 million in assets since becoming a public company at year-end 1993, to nearly $1.9 billion at September 30, 2004, without acquiring other financial institutions. Southwest considers acquisitions of other financial institutions and other companies from time to time, although it does not have any specific agreements or understandings for any such acquisition at present. Southwest also considers, from time to time, the establishment of new lending, banking and other offices in additional geographic markets. Southwest also extends loans to borrowers in Oklahoma and neighboring states through participations with correspondent banks.


FINANCIAL CONDITION

TOTAL ASSETS

Southwest's total assets were $1.9 billion at September 30, 2004 and $1.6 billion at December 31, 2003.

LOANS

Total loans, including loans held for sale, were $1.6 billion at September 30, 2004, a 23% increase from December 31, 2003. Southwest experienced increases in all categories of loans as shown in the following table:

                                                    September 30,        December 31,
                                                        2004                 2003             $ Change       % Change
                                                 ------------------------------------------------------------------------
                                                 ------------------------------------------------------------------------
                                                                            (Dollars in thousands)
Real estate mortgage
    Commercial                                             $ 522,812           $ 402,596        $120,216           29.86 %
    One-to-four residential                                   87,296              83,250           4,046            4.86
Real estate construction                                     244,023             230,292          13,731            5.96
Commercial                                                   386,325             355,965          30,360            8.53
Installment and consumer
    Student loans                                            341,335             211,546         129,789           61.35
    Other                                                     25,312              25,187             125            0.50
                                                 --------------------  ------------------   -------------  --------------
      Total loans                                         $1,607,103          $1,308,836        $298,267           22.79 %
                                                 ====================  ==================   =============  ==============

The composition of loans held for sale included in total loans is shown in the following table.

                                                    September 30,        December 31,
                                                        2004                 2003             $ Change       % Change
                                                 ------------------------------------------------------------------------
                                                                            (Dollars in thousands)
Student loans                                               $341,335            $211,546        $129,789           61.35 %
One-to-four family residential                                 2,673               2,199             474           21.56
Other loans held for sale                                      4,879               4,677             202            4.32
                                                 --------------------  ------------------   -------------  --------------
      Total loans held for sale                             $348,887            $218,422        $130,465           59.73 %
                                                 ====================  ==================   =============  ==============

Management determines the appropriate level of the allowance for loan losses using a systematic methodology. (See Note 5, "Allowance for Loan Losses," in the Notes to Unaudited Consolidated Financial Statements.) The allowance for loan losses increased by $4.1 million, or 26%, from December 31, 2003 to September 30, 2004, mainly as a result of growth in portfolio loans (loans other than loans held for sale), especially from our Texas and Kansas offices, and amounts required for nonperforming loans. At September 30, 2004, the allowance for loan losses was $19.9 million, or 1.24% of total loans and 64.78% of nonperforming loans, compared to $15.8 million, or 1.21% of total loans and 99.59% of nonperforming loans, at December 31, 2003. Substantially all of the allowance is related to portfolio loans. The allowance allocated to portfolio loans was 1.58% of portfolio loans at September 30, 2004, compared to 1.45% at December 31, 2003. (See "Results of Operations-Provision for Loan Losses.")

DEPOSITS AND OTHER BORROWINGS

Southwest's deposits were $1.4 billion at September 30, 2004, an increase of $220.8 million, or 18%, from $1.2 billion at December 31, 2003. Increases occurred in all categories of deposits as shown in the following table:

                                                    September 30,        December 31,
                                                        2004                 2003             $ Change       % Change
                                                 ------------------------------------------------------------------------
                                                                            (Dollars in thousands)
Noninterest-bearing demand                                 $ 183,183           $ 167,332         $15,851            9.47 %
Interest-bearing demand                                       58,403              53,955           4,448            8.24
Money market accounts                                        399,104             376,016          23,088            6.14
Savings accounts                                               8,245               6,903           1,342           19.44
Time deposits of $100,000 or more                            533,647             358,130         175,517           49.01
Other time deposits                                          242,373             241,789             584            0.24
                                                 --------------------  ------------------   -------------  --------------
    Total deposits                                        $1,424,955          $1,204,125        $220,830           18.34 %
                                                 ====================  ==================   =============  ==============

Stillwater National has unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Morgan Stanley & Co., Inc., Dean Witter, Citigroup Global Markets, Inc., Wachovia Securities LLC, UBS Financial Services, Inc., RBC Capital Markets Corp. and CountryWide Securities that total $1.2 billion. At September 30, 2004, $374.6 million in these retail certificates of deposit were included in total deposits, an increase of $149.0 million, or 66%, from year-end 2003. Stillwater National has other brokered certificates of deposit totaling $31.4 million included in total deposits at September 30, 2004.

Other borrowings increased $61.9 million, or 34%, to $245.7 million during the first nine months of 2004.

SHAREHOLDERS' EQUITY

Shareholders' equity increased by $12.2 million, or 11%, due primarily to earnings for the first nine months of 2004, and stock option exercises, offset in part by common stock dividends and a decrease in accumulated other comprehensive income (net, after tax, unrealized gains on investment securities available for sale). At September 30, 2004, Southwest, Stillwater National and SNB Wichita continued to exceed all applicable regulatory capital requirements.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2004 and 2003

Net income for the third quarter of 2004 of $4.9 million represented an increase of $1.4 million, or 42%, over the $3.4 million earned in the third quarter of 2003. Diluted earnings per share were $0.39 compared to $0.28, a 39% increase. The increase in net income was primarily the result of a $4.8 million, or 34%, increase in net interest income (fueled by substantial loan growth and increased interest margin), and a $129,000, or 3%, increase in other income (due mainly to increased service charges on deposit accounts), offset in part by a $1.2 million, or 43%, increase in the provision for loan losses, a $1.3 million, or 13%, increase in other expense (mainly as a result of increased occupancy and general and administrative expenses), and a $955,000, or 49%, increase in taxes on income.

On an operating segment basis, the increase in net income was led by an $1.4 million increase in net income for the Secondary Market segment, due primarily to increased student lending volume, and a $502,000 reduction in the deficit from Other Operations, offset by declines in Oklahoma and Other States Banking. The decreases in Oklahoma and Other States Banking were largely the result of increased provision for loan losses and noninterest expense. The Secondary Market segment contributed the largest portion ($2.8 million) of Southwest's net income in the third quarter 2004. The contribution from the Secondary Market segment may vary significantly from period to period as a result of changes in loan volume, interest rates and market behavior; the number of schools participating in Southwest's student lending programs, the sizes of their enrollment, and the graduation status of student borrowers; and other factors.

NET INTEREST INCOME

                                                             For the three months
                                                             ended September 30,
                                                             2004           2003        $ Change       % Change
                                                         -----------------------------------------------------------
                                                                 (Dollars in thousands, except share data)
Interest income:
     Interest and fees on loans                                $25,245        $19,250        $5,995           31.14 %
     Investment securities:
         U.S. Government and agency obligations                  1,570          1,400           170           12.14
         Mortgage-backed securities                                159            204           (45)         (22.06)
         State and political subdivisions                           63            179          (116)         (64.80)
         Other securities                                          168            142            26           18.31
     Other interest-earning assets                                   4              1             3          300.00
                                                         -----------------------------------------------------------
         Total interest income                                  27,209         21,176         6,033           28.49

Interest expense:
     Interest-bearing demand                                        63             86           (23)         (26.74)
     Money market accounts                                       1,621          1,323           298           22.52
     Savings accounts                                                5              5             -               -
     Time deposits of $100,000 or more                           2,460          2,045           415           20.29
     Other time deposits                                         1,311          1,524          (213)         (13.98)
     Other borrowings                                            1,643          1,174           469           39.95
     Subordinated Debentures                                     1,136            817           319           39.05
                                                         -----------------------------------------------------------
         Total interest expense                                  8,239          6,974         1,265           18.14
                                                         -----------------------------------------------------------

Net interest income                                            $18,970        $14,202        $4,768           33.57 %


Net interest income is the difference between the interest income Southwest earns on its loans, investments and other interest-earning assets, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Because different types of assets and liabilities owned by Southwest may react differently, and at different times, to changes in market interest rates, net interest income is affected by changes in market interest rates. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase of market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income.

Yields on Southwest's interest-earning assets increased 39 basis points, and the rates paid on Southwest's interest-bearing liabilities declined by 5 basis points, resulting in an increase in the interest rate spread to 3.91% for the third quarter of 2004 from 3.47% for the third quarter of 2003. During the same periods, annualized net interest margin increased from 3.78% to 4.19%. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 115.65% for the third quarter of 2004 from 116.70% for the third quarter of 2003.

The principal factor in the increase of interest income was the $306.6 million, or 21%, increase in average interest-earning assets. Interest income also benefited from the 39 basis point increase in the yield earned on interest-earning assets. Southwest's average loans increased $284.5 million, or 22%, and the related yield increased to 6.35% for the third quarter of 2004 from 5.89% in 2003. During the same period, average investment securities increased $21.6 million, or 11%, and the related yield was reduced to 3.60% from 3.91%.

The increase in total interest expense can be attributed to the $276.7 million, or 22%, increase in average interest-bearing liabilities, which was partially offset by the 5 basis point reduction in the rates paid on interest-bearing liabilities. The increase in interest expense on subordinated debentures is due to two new issuances of subordinated debentures that occurred in the third and fourth quarters of 2003. Rates paid on deposits decreased for all categories other than money market accounts, which increased 5 basis points.

OTHER INCOME

                                                             For the three months
                                                             ended September 30,
                                                             2004           2003        $ Change       % Change
                                                         -----------------------------------------------------------
                                                                 (Dollars in thousands, except share data)
Other income:
     ATM Service Charges                                         $ 794          $ 879         $ (85)          (9.67)%
     Other service charges                                       1,570          1,323           247           18.67
     Other customer fees                                           265            240            25           10.42
     Other noninterest income                                      328            190           138           72.63
     Gain on sales of loans receivable:
         Student loan sales                                        659            460           199           43.26
         Mortgage loan sales                                       338            671          (333)         (49.63)
         All other loan sales                                       76             27            49          181.48
     Gain (loss) on sales of investment securities                (110)             1          (111)        (100.00)
                                                         -----------------------------------------------------------
         Total other income                                     $3,920         $3,791          $129            3.40 %
                                                         ===========================================================

Other income increased $129,000, or 3%, due primarily to the $247,000 increase in other service charges. This increase occurred due to the repricing of service charges on deposit accounts to be more consistent with other financial institutions in our markets. Another contributing factor was the $138,000, or 73%, increase in other noninterest income. The increase in other noninterest income occurred primarily due to a $128,000 increase in consulting fees generated by Southwest's subsidiaries, Healthcare Strategic Services, Inc. and Business Consulting Group, Inc.

Gain on sales of loans receivable declined due primarily to a $333,000, or 50%, reduction in gain on sales of mortgage loans, which occurred due to the lower refinancing demand created by higher mortgage interest rates during the third quarter of 2004 as compared to those prevalent during the third quarter of 2003. During the same period, gain on sales of student loans increased $199,000 and gain on sales of other loans increased $49,000. The loss on sales of investment securities, which were all classified as available for sale, occurred when four securities that had passed their call dates were sold. Southwest has the intent and ability to hold all remaining investment securities with an unrealized loss until the fair value exceeds amortized cost.

Southwest's multi-state ATM network operated 286 ATM machines in 25 states at September 30, 2004 compared to 334 ATM machines in 22 states at September 30, 2003. The number of machines operated has stayed fairly constant during 2004 following a decrease during the fourth quarter of 2003 when a contract with a convenience store chain was not renewed. This fourth quarter 2003 reduction in ATM machines being operated is the primary reason for the decrease in ATM service charges from $879,000 in the third quarter 2003 to $794,000 in the third quarter 2004.

OTHER EXPENSES

                                                             For the three months
                                                             ended September 30,
                                                             2004           2003        $ Change       % Change
                                                         -----------------------------------------------------------
                                                                 (Dollars in thousands, except share data)
Other expenses:
     Salaries and employee benefits                             $5,563         $5,200         $ 363            6.98 %
     Occupancy                                                   2,500          2,078           422           20.31
     FDIC and other insurance                                      110             90            20           22.22
     Other real estate                                              66             (2)           68         (100.00)
     General and administrative                                  2,998          2,535           463           18.26
                                                         -----------------------------------------------------------
         Total other expenses                                  $11,237         $9,901        $1,336           13.49 %
                                                         ===========================================================

Salaries and employee benefits increased $363,000 primarily as a result of an increase in the number of employees as well as normal compensation increases. The number of full-time equivalent employees increased from 331 to 360 during the third quarter of 2004 and from 326 to 340 during the third quarter of 2003.

The primary factor in the increase of occupancy expense was a $376,000 increase in data processing charges for student loans due to a larger volume of loans being processed.

The increase in general and administrative expenses reflected increased fees paid in connection with government-guaranteed loans, which increased $122,000, a $95,000 increase in legal fees, primarily related to the collection of past due loans, and expenses related to the development of business relationships in our new and current market areas, which increased by $54,000.


FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 and 2003

Net income for the first nine months of 2004 of $13.7 million represented an increase of $2.7 million, or 25%, over the $11.0 million earned in the first nine months of 2003. Diluted earnings per share were $1.09 compared to $0.90, a 21% increase. The increase in net income was primarily the result of a $10.9 million, or 27%, increase in net interest income (fueled by substantial loan growth and increased interest margin), offset in part by a $1.7 million, or 26%, increase in the provision for loan losses, a $549,000, or 5%, decline in other income (due mainly to lower gains on loans sold), and a $4.3 million, or 15%, increase in other expense (mainly as a result of increased salaries and benefits from increased staff and executive retirement expense, and increased occupancy and general and administrative expenses).

On an operating segment basis, the increase in net income was led by a $3.1 million increase in net income from the Secondary Market segment, due primarily to increased student lending volume, and a $1.0 million increase in the contribution from Other States Banking, offset by a decline in Oklahoma Banking and an increased deficit in Other Operations. The decrease in Oklahoma Banking was largely the result of increased noninterest expense, which included an executive retirement charge. Oklahoma Banking continues to provide the largest portion ($7.0 million) of Southwest's net income. However, in the first nine months, the contribution of Other States Banking was approximately 15%, while the Secondary Market segment contributed $6.9 million, or 51%. The contribution from the Secondary Market segment may vary significantly from period to period as a result of changes in loan volume, interest rates and market behavior; the number of schools participating in Southwest's student lending programs, the sizes of their enrollment, and the graduation status of student borrowers; and other factors.

NET INTEREST INCOME

                                                             For the nine months
                                                             ended September 30,
                                                             2004           2003        $ Change       % Change
                                                         ----------------------------------------------------------
                                                                 (Dollars in thousands, except share data)
Interest income:
     Interest and fees on loans                                $68,468        $56,271       $12,197          21.68 %
     Investment securities:
         U.S. Government and agency obligations                  4,573          4,032           541          13.42
         Mortgage-backed securities                                502            856          (354)        (41.36)
         State and political subdivisions                          344            690          (346)        (50.14)
         Other securities                                          496            432            64          14.81
     Other interest-earning assets                                   7              7             -              -
                                                         ----------------------------------------------------------
         Total interest income                                  74,390         62,288        12,102          19.43

Interest expense:
     Interest-bearing demand                                       240            282           (42)        (14.89)
     Money market accounts                                       4,425          3,870           555          14.34
     Savings accounts                                               14             12             2          16.67
     Time deposits of $100,000 or more                           6,468          6,562           (94)         (1.43)
     Other time deposits                                         4,111          5,026          (915)        (18.21)
     Other borrowings                                            4,183          3,722           461          12.39
     Subordinated Debentures                                     3,296          2,030         1,266          62.36
                                                         ----------------------------------------------------------
         Total interest expense                                 22,737         21,504         1,233           5.73
                                                         ----------------------------------------------------------

Net interest income                                            $51,653        $40,784       $10,869          26.65 %
                                                         ==========================================================

Net interest income is the difference between the interest income Southwest earns on its loans, investments and other interest-earning assets, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Because different types of assets and liabilities owned by Southwest may react differently, and at different times, to changes in market interest rates, net interest income is affected by changes in market interest rates. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase of market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income.

Yields on Southwest's interest-earning assets increased 9 basis points, and the rates paid on Southwest's interest-bearing liabilities declined 23 basis points, resulting in an increase in the interest rate spread to 3.79% for the first nine months of 2004 from 3.47% for the first nine months of 2003. During the same periods, annualized net interest margin increased from 3.78% to 4.07%. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 115.82% for the first nine months of 2004 from 116.05% for the first nine months of 2003.

The principal factor in the increase of interest income was the $251.7 million, or 17%, increase in average interest-earning assets. Interest income also benefited from the 9 basis point increase in the yield earned on interest-earning assets. Southwest's average loans increased $225.9 million, or 18%, and the related yield increased to 6.19% for the first nine months of 2004 from 6.01% in 2003. During the same period, average investment securities increased $25.8 million, or 14%, and the related yield was reduced to 3.69% from 4.26%.

The decline in total interest expense can be attributed to the 23 basis point reduction in the rates paid on interest-bearing liabilities, which was partially offset by the $219.9 million, or 18%, increase in average interest-bearing liabilities. The increase in interest expense on subordinated debentures is due to two new issuances of subordinated debentures that occurred in the third and fourth quarters of 2003. Rates paid on deposits decreased for all categories.

OTHER INCOME

                                                             For the nine months
                                                             ended September 30,
                                                             2004           2003        $ Change       % Change
                                                         ----------------------------------------------------------
                                                                 (Dollars in thousands, except share data)
Other income:
     ATM Service Charges                                        $2,319         $2,619         $(300)        (11.45)%
     Other service charges                                       4,229          3,769           460          12.20
     Other customer fees                                           766            530           236          44.53
     Other noninterest income                                      731            768           (37)         (4.82)
     Gain on sales of loans receivable:
         Student loan sales                                      1,178            905           273          30.17
         Mortgage loan sales                                       920          2,113        (1,193)        (56.46)
         All other loan sales                                      288            139           149         107.19
     Gain (loss) on sales of investment securities                (109)            28          (137)       (489.29)
                                                         ----------------------------------------------------------
         Total other income                                    $10,322        $10,871         $(549)         (5.05)%
                                                         ==========================================================

Gain on sales of loans receivable, the major factor in the reduction of other income, declined due primarily to an $1.2 million reduction in gain on sales of mortgage loans, which occurred due to the lower refinancing demand created by slightly higher mortgage interest rates during the first nine months of 2004 as compared to those prevalent during the same period in 2003. The loss on sales of investment securities, which were all classified as available for sale, occurred when four securities that had passed their call dates were sold during the third quarter. Southwest has the intent and ability to hold all remaining investment securities with an unrealized loss until the fair value exceeds amortized cost.

These reductions in other income were partially offset by the $396,000 increase in service charges and fees. The increase in service charges and fees occurred due to repricing of service charges on deposit accounts to be more consistent with other financial institutions in the markets we serve.

Southwest's multi-state ATM network operated 286 ATM machines in 25 states at September 30, 2004 compared to 334 ATM machines in 22 states at September 30, 2003. The number of machines operated has stayed fairly constant during 2004 following a decrease during the fourth quarter of 2003 when a contract with a convenience store chain was not renewed. This fourth quarter 2003 reduction in ATM machines being operated is the primary reason for the decrease in ATM service charges from $2.6 million in 2003 to $2.3 million in 2004.

OTHER EXPENSES

                                                             For the nine months
                                                             ended September 30,
                                                             2004           2003        $ Change       % Change
                                                         ----------------------------------------------------------
                                                                 (Dollars in thousands, except share data)
Other expenses:
     Salaries and employee benefits                            $15,893        $14,433        $1,460          10.12 %
     Occupancy                                                   6,996          5,938         1,058          17.82
     FDIC and other insurance                                      301            246            55          22.36
     Other real estate                                             107            168           (61)        (36.31)
     General and administrative                                  9,054          7,303         1,751          23.98
                                                         ----------------------------------------------------------
         Total other expenses                                  $32,351        $28,088        $4,263          15.18 %
                                                         ==========================================================

Salaries and employee benefits increased $1.5 million primarily as a result of an increase in the number of employees, a charge relating to executive retirement in the first quarter of 2004 of approximately $492,000, as well as normal compensation increases. The number of full-time equivalent employees increased to 360 at the end of September 2004 from 340 at the end of September 2003.

The primary factor in the increase of occupancy expense was a $794,000 increase in data processing charges for student loans due to a larger volume of loans being processed.

The increase in general and administrative expenses reflected increased fees paid in connection with government-guaranteed loans, which increased by $275,000, expenses related to the development of business relationships in our new and current market areas, which increased by $234,000, and a $208,000 increase in legal fees, primarily related to the collection of past due loans. Losses on deposit accounts increased $91,000, which is primarily attributable to three deposit account relationships.

                                  * * * * * * *

PROVISION FOR LOAN LOSSES

Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest determines is appropriate based on a systematic methodology. (See Note 5, "Allowance for Loan Losses," in the Notes to Unaudited Consolidated Financial Statements.)

The allowance for loan losses of $19.9 million increased $4.1 million, or 26%, from year-end 2003. A provision for loan losses of $8.1 million was recorded in the first nine months of 2004, an increase of $1.7 million, or 26%, from the first nine months of 2003. (See Note 4, "Loans Receivable," in the Notes to Unaudited Consolidated Financial Statements.)

TAXES ON INCOME

Southwest's income tax expense was $7.9 million and $6.2 million for the first nine months of 2004 and 2003, respectively, an increase of $1.7 million, or 28%. Southwest's effective tax rates have been lower than federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans, the organization in July 2001 of a real estate investment trust and tax credits generated by certain lending and investment activities.


LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans and available for sale investments. Southwest's portfolio of student loans and SBA loans are also readily salable. Additional sources of liquidity, including cash flow from the repayment of loans and the sale of participations in outstanding loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of deposits and liquid assets and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans, and operate the organization.

Southwest has available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank ("FRB"), the Student Loan Marketing Association ("SLMA"), the F&M Bank of Tulsa ("F&M"), and the Federal Home Loan Bank of Topeka ("FHLB"). Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $1.7 million at September 30, 2004. Stillwater National has approved federal funds purchase lines totaling $216.5 million with two other banks and four institutional brokers; $44.1 million was outstanding on these lines at September 30, 2004. In addition, Stillwater National has available a $35.0 million line of credit from the SLMA and a $318.0 million line of credit from the FHLB and SNB Wichita has a $8.9 million line of credit from the FHLB. Borrowings under the SLMA line would be secured by student loans. Borrowings under the FHLB lines are secured by investment securities and loans. The SLMA line expires April 20, 2007; no amount was outstanding on this line at September 30, 2004. The Stillwater National FHLB line of credit had an outstanding balance of $165.9 million at September 30, 2004; no amount was outstanding on the SNB Wichita line of credit at the FHLB at September 30, 2004. See also "Deposits and Other Borrowings" on page 16.

Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of direct obligations of U.S. Government Agency issues, which are designated as pledged with Stillwater National's safekeeping agent. These transactions are for one-to-four day periods.

During the first nine months of 2004, the only categories of other borrowings whose averages exceeded 30% of ending shareholders' equity were repurchase agreements and funds borrowed from the FHLB.

                                                            September 30, 2004                   September 30, 2003
                                                     ---------------------------------     -------------------------------
                                                                          Funds                                Funds
                                                       Repurchase        Borrowed            Repurchase      Borrowed
                                                       Agreements     from the FHLB          Agreements    from the FHLB
                                                     ---------------------------------     -------------------------------
                                                          (Dollars in thousands)
Amount outstanding at end of period                          $36,615         $165,890             $47,393        $117,965
Weighted average rate paid at end of period                     0.76%            3.08%               0.60%           3.43%
Average Balance:
     For the three months ended                              $32,667         $190,696             $43,308        $121,108
     For the nine months ended                               $37,076         $166,491             $48,544        $140,069
Average Rate Paid:
     For the three months ended                                 0.76%            2.83%               0.60%           3.41%
     For the nine months ended                                  0.66%            2.89%               0.75%           3.15%
Maximum amount outstanding at any month end                  $44,465         $189,788             $62,152        $166,500

During the first nine months of 2004, cash and cash equivalents decreased by $3.0 million, or 9%, to $31.0 million. This decrease was the net result of cash used in net loan origination and other investing activities of $160.1 million and cash used in operating activities of $124.3 million, primarily to fund an increase in loans held for sale, offset in part by cash provided from financing activities of $281.4 million (primarily from an increase in deposits).

During the first nine months of 2003, cash and cash equivalents decreased by $5.4 million, or 16%, to $29.4 million. This decrease was the net result of cash used in net loan origination and other investing activities of $122.8 million and cash used in operating activities of $61.5 million, offset in part by cash provided from financing activities of $178.9.


CAPITAL RESOURCES

In the first nine months of 2004, total shareholders' equity increased $12.2 million, or 11%, to $122.1 million. Earnings, net of cash dividends declared on common stock, contributed $11.1 million to shareholders' equity during this nine month period. The sale or issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan, and the employee stock option plan contributed an additional $1.6 million to shareholders' equity in the first nine months of 2004, including tax benefits realized by Southwest relating to option exercises. Accumulated comprehensive income (loss), consisting of net unrealized gains (losses) on investment securities available for sale (net of tax), was $(193,000) at September 30, 2004 compared to $360,000 at December 31, 2003.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. At September 30, 2004, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.85%, a Tier I risk-based capital ratio of 10.68%, and a leverage ratio of 8.75%. As of September 30, 2004, Stillwater National also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation of the bank as a "well-capitalized" institution under these regulations does not constitute a recommendation or endorsement of Stillwater National by Federal bank regulators. SNB Wichita began operating in November 2003 and has not yet received notification from the Office of Thrift Supervision concerning its capital position.

Southwest declared a dividend of $0.07 per common share payable on October 1, 2004 to shareholders of record as of September 17, 2004.


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


CONTROLS AND PROCEDURES

Southwest's management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of Southwest's disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Southwest's disclosure controls and procedures were adequate. There were no significant changes in Southwest's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the nine months ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, Southwest's internal controls over financial reporting.


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

PART II.          OTHER INFORMATION


Item 1.           Legal proceedings

                  None

Item 2.           Unregistered sales of equity securities and use of proceeds

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

                  Southwest filed a report on Form 8-K, dated August 26, 2004, announcing, under items 1 and 9 of that form, entry into an amended and restated severance compensation plan.

                  Southwest filed a report on Form 8-K, dated October 21, 2004, announcing, under items 2, 7 and 9 of that form, earnings for the third quarter of 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTHWEST BANCORP, INC.
(Registrant)



By:  /s/ Rick Green                                                              November 5, 2004
   ----------------------------------------------------------------             -----------------------------------
    Rick Green                                                                   Date
    President and Chief Executive Officer
    (Principal Executive Officer)


By:     /s/ Kerby Crowell                                                        November 5, 2004
   ---------------------------------------------------------------              -----------------------------------
    Kerby Crowell                                                                Date
    Executive Vice President, Chief Financial
    Officer and Secretary
    (Principal Financial Officer)