Form 10-K
period 2004-12-31
SOUTHWEST BANCORP INC
filed 2005-03-16
CIK 914374

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2004

                         Commission File Number 0-23064

                            SOUTHWEST BANCORP, INC.
             (Exact name of registrant as specified in its charter)

             OKLAHOMA                                    73-1136584
             --------                                    -----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

608 SOUTH MAIN STREET, STILLWATER, OKLAHOMA                74074
-------------------------------------------                -----
  (Address of principal executive office)                (Zip Code)

       Registrant's telephone number, including area code: (405) 372-2230

        Securities registered pursuant to Section 12(b) of the Act: NONE

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

Indicate by a check mark if the registrant is an accelerated filer.
YES  X    NO
    ---      --

The registrant's Common Stock is traded on the NASDAQ National Market under the symbol OKSB. The aggregate market value of approximately 10,421,628 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2004, the last day of the registrant's most recently completed second fiscal quarter, was approximately $190.2 million based on the closing sales price of $18.25 per share of the registrant's Common Stock on that date. Solely for purposes of this calculation, it is assumed that directors, officers, and 5% stockholders of the registrant (other than institutional investors) are affiliates.

As of the close of business on March 4, 2005, 12,189,527 shares of the registrant's Common Stock were outstanding.

                      Documents Incorporated by Reference

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 2005 (the "Proxy Statement").

                            SOUTHWEST BANCORP, INC.


INDEX
---------------------------------------------------------------------------------------------------------------------------
Forward-Looking Statements................................................................................................1

Form 10-K Cross Reference Sheet...........................................................................................1

Southwest Bancorp, Inc. ..................................................................................................3

About This Report.........................................................................................................4

Five Year Summary of Selected Financial Data..............................................................................5

Securities Listing, Prices, and Dividends.................................................................................6

Management's Discussion and Analysis of Financial Condition and Results of Operations.....................................8

Controls and Procedures..................................................................................................29

Reports of Independent Registered Public Accounting Firm.................................................................30

Consolidated Financial Statements........................................................................................32

Notes to the Consolidated Financial Statements...........................................................................37

Other Material Required by Form 10-K.....................................................................................63

    Description of Business..............................................................................................63

    Board of Directors...................................................................................................75

    Executive Officers...................................................................................................76

    Other Material.......................................................................................................80

    Availability of Filings..............................................................................................81

    Properties...........................................................................................................82

    Exhibits, Financial Statement Schedules..............................................................................84

    Signatures...........................................................................................................86

--------------------------------------------------------------------------------
FORWARD-LOOKING STATEMENTS

Southwest Bancorp, Inc. ("Southwest") makes forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include: statements of Southwest's goals, intentions, and expectations; estimates of risks and of future costs and benefits; expectations regarding future financial performance of Southwest and its operating segments; assessments of loan quality, probable loan losses, and the amount and timing of loan payoffs; liquidity, contractual obligations, off-balance sheet risk, and market, or interest rate risk; and statements of Southwest's ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws, regulations and accounting principles; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest's past growth and performance do not necessarily indicate its future results.
--------------------------------------------------------------------------------


                            SOUTHWEST BANCORP, INC.

FORM 10-K CROSS REFERENCE SHEET OF MATERIAL INCORPORATED BY REFERENCE

The following table shows the location in this Annual Report on Form 10-K or the accompanying Proxy Statement of the information required to be disclosed by the United States Securities and Exchange Commission ("SEC") Form 10-K. Where indicated below, information has been incorporated by reference in this Report from the Proxy Statement that accompanies it. Other portions of the Proxy Statement are not included in this Report. This Report is not part of the Proxy Statement. References are to pages in this report unless otherwise indicated.

                      ITEM OF FORM 10-K                                           LOCATION
PART I
Item 1.    Business                                           "Forward-Looking Statements" on page 1,
                                                              "Southwest Bancorp, Inc." on page 3, "About this
                                                              Report" on page 4, and "Business" on pages 63
                                                              through 79.

Item 2.    Properties                                         "Properties" on page 82.

Item 3.    Legal Proceedings                                  Note 14 "Commitments and Contingencies" on
                                                              page 56.

Item 4.    Submission of Matters to a Vote of                 Not applicable.  No matter was submitted to a Security
           Holders                                            vote of security holders during the fourth quarter of
                                                              2004.

PART II

Item 5.    Market for Registrant's Common Equity,             "Securities Listing, Prices, and Dividends" on pages
           Related Stockholder Matters, and                   6 and 7.
           Issuer Purchases of Equity Securities

Item 6.    Selected Financial Data                            "Five Year Summary of Selected Financial Data"
                                                              on pages 5 and 6.

                      ITEM OF FORM 10-K                                           LOCATION
Item 7.    Management's Discussion and Analysis               "Management's Discussion and Analysis of
           Of Financial Condition and Results of              Financial Condition and Results of Operations" on
           Condition                                          pages 8 through 28.

Item 7A.   Quantitative and Qualitative Disclosures           The section titled "Asset/Liability Management
           About Market Risk                                  Quantitative and Qualitative Disclosures about
                                                              Market Risk" on pages 24 through 26.

Item 8.    Financial Statements and Supplementary             Pages 30 through 62.
           Data

Item 9.    Changes in and Disagreements with                  Not applicable.  During the past two years or any
           Auditors on Accounting and Financial               subsequent period there has been no change in or
           Disclosure                                         reportable disagreement with the independent registered
                                                              public accounting firm for Southwest or any of its
                                                              subsidiaries.

Item 9A.   Controls and Procedures                            "Controls and Procedures" on page 29.

Item 9B.   Other Information                                  "Certain Changes in Executive Compensation
                                                              Plans" on page 80.

PART III.

Item 10.   Directors and Executive Officers                   The material labeled "Election of Directors" on
                                                              pages 2 through 8 of the Proxy Statement, "Section 16(a)
                                                              Beneficial Ownership Reporting Compliance" on page 17 of
                                                              the Proxy Statement, and "Code of Ethics" on page 19 of
                                                              the Proxy Statement is incorporated by reference in this
                                                              Report. Information regarding executive officers is
                                                              included under the caption "Executive Officers" on
                                                              pages 81 through 85 of this Report.

Item 11.   Executive Compensation                             The material labeled "Director Compensation" on
                                                              page 8 and the material labeled "Executive Compensation
                                                              and Other Benefits," and "Stock Performance Comparisons"
                                                              on pages 11 through 16 of the Proxy Statement is
                                                              incorporated by reference in this Report.

Item 12.   Security Ownership of Certain                      The material labeled "Common Stock Owned by
           Beneficial Owners and Management                   Directors and Executive Officers" and "Ownership
                                                              of More than 5% of Southwest's Common Stock"
                                                              on pages 9 and 10 of the Proxy Statement is
                                                              incorporated by reference in this Report.

Item 13.   Certain Relationships and Related                  The material labeled "Certain Transactions" on
           Transactions                                       page 17 of the Proxy Statement is incorporated
                                                              by reference in this Report.

Item 14.   Principal Accountant Fees and Services             The material labeled "Fees" on pages 17 and 18 of the
                                                              Proxy Statement incorporated by reference in this
                                                              Report.

                      ITEM OF FORM 10-K                                           LOCATION
PART IV.

Item 15.   Exhibits, Financial Statement Schedules            "Exhibits, Financial Statement Schedules" on pages
                                                              84 and 85.

SIGNATURES                                                    "Signatures" on page 94.


SOUTHWEST BANCORP, INC.

Southwest Bancorp, Inc. ("Southwest") is the financial holding company for Stillwater National Bank and Trust Company ("Stillwater National") and SNB Bank of Wichita ("SNB Wichita"), and Southwest's management consulting subsidiaries, Business Consulting Group, Inc. ("BCG") and Healthcare Strategic Support, Inc. ("HSSI"). Southwest is an independent company, not controlled by other organizations or individuals. Southwest pursues an established strategy of independent operation for the benefit of all of its shareholders.

A substantial portion of Southwest's current business and focus for the future are services for local businesses, their primary employees, healthcare facilities and professionals, and other managers and professionals. Southwest seeks to be the premier financial services company for its selected markets. Information regarding Southwest can be retrieved via the Internet at www.oksb.com. Southwest, Stillwater National, and SNB Wichita offer commercial and consumer lending, deposit, and investment services, and specialized cash management, consulting, and other financial services from offices in Stillwater, Tulsa, Oklahoma City, and Chickasha, Oklahoma, Wichita, Kansas, and metropolitan Dallas, Austin, and San Antonio, Texas; loan production offices in Kansas City, Kansas, and on the campuses of Oklahoma State University-Tulsa and the University of Oklahoma Health Sciences Center-Oklahoma City; a marketing presence in the Student Union at Oklahoma State University-Stillwater; and on the Internet. Information regarding products and services of Stillwater National and SNB Wichita, including SNB DirectBanker(R), Southwest's online banking product, can be retrieved via the Internet, at www.banksnb.com and www.snbwichita.com. The Stillwater National and SNB Wichita websites and online banking technology are frequently updated in response to the changing needs of the large base of Internet banking customers.

Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest became a public company in late 1993 with assets of approximately $434.0 million. At December 31, 2004, Southwest had total assets of $1.9 billion, deposits of $1.5 billion, and shareholders' equity of $126.0 million.

ABOUT THIS REPORT

This report comprises the entire 2004 Form 10-K, other than exhibits, as filed with the SEC. The 2004 annual report to shareholders, including this report, and the annual proxy materials for the 2005 annual meeting are being distributed together to shareholders. Copies of exhibits and additional copies of the Form 10-K can be obtained free of charge by writing to Kerby E. Crowell, Chief Financial Officer, Southwest Bancorp, Inc., P.O. Box 1988, Stillwater, OK 74076. This report is provided along with the annual proxy statement for convenience of use and to decrease costs, but is not part of the proxy materials.

THE SEC HAS NOT APPROVED OR DISAPPROVED THIS REPORT OR PASSED UPON ITS ACCURACY OR ADEQUACY.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA


The following table presents Southwest's selected consolidated financial information for each of the five years in the period ended December 31, 2004. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of Southwest, including the accompanying Notes, presented elsewhere in this report.

                                                                            For the Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)               2004            2003            2002            2001            2000
------------------------------------------------------------------------------------------------------------------------------------
OPERATIONS DATA
Interest income                                         $   104,723     $    84,079     $    76,495     $    90,400     $    97,274
Interest expense                                             32,246          28,611          30,678          48,939          57,227
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                          72,477          55,468          45,817          41,461          40,047
Provision for loan losses                                    12,982           8,522           5,443           4,000           3,550
Gain on sales of loans and securities                         3,185           4,139           3,498           3,346           1,753
Other income                                                 10,900          10,361           9,220           7,467           6,808
Other expenses                                               44,412          38,448          33,319          31,165          29,615
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                          29,168          22,998          19,773          17,109          15,443
Taxes on income                                              10,539           8,106           6,354           5,357           5,238
------------------------------------------------------------------------------------------------------------------------------------
Net income                                              $    18,629     $    14,892     $    13,419     $    11,752     $    10,205
====================================================================================================================================


DIVIDENDS DECLARED
Common stock                                            $     3,380     $     2,959     $     2,533     $     1,826     $     1,678
Ratio of total dividends declared to net income               18.14%          19.87%          18.87%          15.52%          16.44%
PER SHARE DATA (1)
Basic earnings per common share                         $      1.54     $      1.26     $      1.17     $      1.03     $      0.89
Diluted earnings per common share                              1.48            1.22            1.11            1.00            0.88
Common stock cash dividends                                    0.28            0.25            0.22            0.16            0.15
Book value per common share (2)                               10.41            9.20            8.35            7.47            6.44
Weighted average common shares outstanding:
    Basic                                                12,060,842      11,798,810      11,490,166      11,386,258      11,467,248
    Diluted                                              12,548,059      12,159,620      12,052,118      11,728,844      11,585,704
FINANCIAL CONDITION DATA (2)
Investment securities                                   $   220,051     $   204,266     $   188,689     $   227,346     $   229,792
Total loans (3)                                           1,623,875       1,308,836       1,101,112         931,046         912,550
Interest-earning assets                                   1,845,401       1,514,314       1,292,232       1,160,478       1,142,945
Total assets                                              1,912,834       1,580,725       1,350,554       1,217,281       1,204,352
Interest-bearing deposits                                 1,316,320       1,036,793         885,812         777,600         825,370
Total deposits                                            1,500,058       1,204,125       1,021,757         904,796         945,102
Other borrowings                                            200,065         183,850         199,282         195,367         150,498
Subordinated debentures                                      72,180          72,180          25,787          25,787          25,787
Total shareholders' equity (4)                              125,984         109,935          96,372          85,125          73,239
Mortgage servicing portfolio                                125,353         124,366         107,733          91,120          94,545
SELECTED RATIOS
Return on average assets                                       1.03%           0.99%           1.05%           0.96%           0.87%
Return on average equity                                      15.80           14.59           14.94           14.87           14.89
Net interest margin                                            4.16            3.80            3.75            3.53            3.57
Efficiency ratio (5)                                          51.31           54.95           56.92           59.62           60.93
Average assets per employee (6)                         $     5,098     $     4,382     $     3,938     $     3,919     $     3,783

                                                                                                At December 31,
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)                                 2004        2003        2002        2001        2000
------------------------------------------------------------------------------------------------------------------------------------
ASSET QUALITY RATIOS
Allowance for loan losses to total loans (2)                                   1.23%       1.21%       1.08%       1.23%       1.33%
Nonperforming loans to total loans (2)(7)                                      1.43        1.22        1.17        0.99        1.32
Allowance for loan losses to nonperforming loans
    loans (2)(7)                                                              86.12       99.59       92.11      124.56      100.71
Nonperforming assets to total loans and other real
    estate owned (2)(8)                                                        1.72        1.34        1.24        1.06        1.45
Net loan charge-offs to average total loans                                    0.58        0.36        0.50        0.49        0.29
CAPITAL RATIOS
Average total shareholders' equity to average assets                           6.51        6.75        7.04        6.44        5.81
Tier I capital to risk-weighted assets (2)                                    10.88       11.13       10.38       11.15       10.36
Total capital to risk-weighted assets (2)                                     13.92       14.90       11.42       12.34       11.68
Leverage ratio (2)                                                             8.61        9.32        8.99        8.84        8.08

(1) All share and per share information has been restated to reflect the three-for-two stock split effected in the form of a stock dividend paid August 29, 2001, and the two-for-one stock split effected in the form of a stock dividend paid August 29, 2003.
(2)  At period end.
(3) Net of unearned discounts but before deduction of allowance for loan losses.
(4) Reflects the repurchases of common shares in 2000, 2001, and 2002. Please see note 8 to the consolidated financial statements.
(5) The efficiency ratio = other expenses/(net interest income + total other income) as shown on the consolidated statements of operations. This ratio has not been adjusted to remove any income or expense recorded under accounting principles generally accepted in the United States.
(6) Ratio = year-to-date average assets divided by the number of FTE employees at year-end.
(7) Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and loans with restructured terms.
(8)  Nonperforming assets consist of nonperforming loans and foreclosed assets.


SECURITIES LISTING, PRICES, AND DIVIDENDS

STOCK LISTING

Common shares of Southwest Bancorp, Inc. are traded on the National Association of Security Dealers (NASDAQ) National Market under the symbol OKSB. Trust Preferred securities of SBI Capital Trust are traded on the NASDAQ National Market under the symbol OKSBO.

TRANSFER AGENT AND REGISTRAR

For Southwest Bancorp, Inc.:
Computershare Investor Services, LLC
2 North LaSalle St.
Chicago, IL 60602

For SBI Capital Trust:
U.S. Bank, Corporate Trust Services
P.O. Box 778 Boston, MA 02102-0778

RECENT STOCK PRICES AND DIVIDENDS

Shareholders received quarterly cash dividends totaling $3.3 million in 2004 and $2.8 million in 2003. Regular dividends have been declared and paid every year since Southwest was organized in 1981. Southwest has increased its dividends per share each year since going public in 1993.

The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors. The ability of Southwest to pay dividends depends upon dividend payments from its subsidiaries. For information regarding the ability of Stillwater National and SNB Wichita to pay dividends to Southwest and the restrictions on bank dividends under federal banking laws, see "Note 9. Capital Requirements" to the Consolidated Financial Statements on page 57 of this report.

Shares issued under the employee stock purchase plan, which commenced on January 1, 1996, totaled 3,642 in 2004 and 4,257 in 2003, while issuances pursuant to the stock option plans were 140,726 and 398,713 in the respective years.

Southwest has a stock repurchase program that permits the repurchase of up to 5% (approximately 600,000 shares) of Southwest's outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under Southwest's dividend reinvestment, stock option, and employee benefit plans, and for other corporate purposes. The share repurchases are expected to be made primarily on the open market from time to time until April 1, 2005, or earlier termination of the repurchase program by the Board. Repurchases under the program will be made at the discretion of management based upon market, business, legal, and other factors. This program, which has been publicly announced, replaced a publicly announced program that expired on March 31, 2004. No shares were repurchased during 2004.

As of March 4, 2005, there were approximately 2,494 holders of record of Southwest's common stock. The following table sets forth the common stock dividends declared for each quarter during 2004 and 2003, and the range of high and low closing trade prices for the common stock for those periods.

                                        2004                             2003
                           -----------------------------    -----------------------------
                                                DIVIDEND                         Dividend
                            HIGH        LOW     DECLARED     High        Low     Declared
                           -------    -------   --------    -------    -------   --------
For the Quarter Ending:
March 31                   $ 18.94    $ 16.11    $  0.07    $ 13.36    $ 11.07    $0.0625
June 30                      18.75      15.75    $  0.07      13.71      11.18    $0.0625
September 30                 22.21      17.70    $  0.07      17.83      13.63    $0.0625
December 31                  27.10      21.50    $  0.07      18.91      14.37    $0.0625

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

Southwest Bancorp, Inc.'s ("Southwest") net income, diluted earnings per share, loans, deposits, and assets reached their highest levels in our history. The earnings growth was driven by a substantial (24%) increase in total loans, which contributed to an improved margin, offset in part by a 52% higher provision for loan losses, a 3% decrease in noninterest income, due to reduced gains on sales of loans as the demand for mortgage refinancings declined, and greater operating expenses (up 16%), and income taxes (up 30%).

         o Net income for 2004 was $18.6 million, up from $14.9 million in 2003 and $13.4 million in 2002.

         o Diluted earnings per common share increased to $1.48 in 2004, compared to $1.22 in 2003 and $1.11 in 2002.

         o Total assets at year-end 2004 increased 21%, ending the year at $1.91 billion compared to $1.58 billion at year-end 2003 and $1.35 billion at year-end 2002.

         o Total loans grew to $1.62 billion at December 31, 2004, compared to $1.31 billion at December 31, 2003, and $1.10 billion for 2002.

         o Total shareholders' equity at year-end increased 15% to $126.0 million for 2004 compared to $109.9 million for 2003 and $96.4 million for 2002.

On August 29, 2003, Southwest effected a 2:1 stock split of its common stock in the form of a dividend of 6,121,521 shares. All share and per share amounts in this annual report have been retroactively restated to reflect this stock split.

RESULTS OF OPERATIONS

For the year ended December 31, 2004, Southwest reported net income of $18.6 million, a $3.7 million, or 25%, increase over the $14.9 million earned in 2003. Basic earnings per common share increased by 22% to $1.54 per share for 2004, from $1.26 per share for 2003. Diluted earnings per common share increased by 21% to $1.48 per share for 2004 from $1.22 per share for 2003.

Significant growth in loans, which was funded by growth in deposits and other borrowings, was the primary factor contributing to Southwest's performance in 2004. In an increasing interest rate environment, Southwest was able to price its loans and deposits and negotiate other borrowings to result in an increase in net interest margin from 3.80% in 2003 to 4.16% in 2004.

For the year ended December 31, 2003, Southwest reported net income of $14.9 million, a $1.5 million, or 11%, increase over the $13.4 million earned in 2002. Basic earnings per common share increased by 8% to $1.26 per share for 2003 from $1.17 per share for 2002. Diluted earnings per common share increased by 10% to $1.22 per share for 2003 from $1.11 per share for 2002.

These factors are discussed in more detail in the sections that follow.

CRITICAL ACCOUNTING POLICIES

Southwest's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely more on the use of estimates, assumptions, and judgments, and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation allowance to be established, or when an asset or liability must be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

The following table presents a five-year history for the allocation of the allowance for loan losses along with the percentage of total loans in each category (dollars in thousands).

                                                                        At December 31,
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                2004                2003                2002                2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Real estate mortgage -
    Commercial                 $ 4,687       32%   $ 4,980       31%   $ 4,076       34%   $ 2,277       32%   $   916       30%
    One to four family
        residential                313        5        291        6        509        9        557       11        546       12
Real estate construction
    construction                 1,434       15      1,538       18      1,405       12        750       10      3,003       11
Commercial                       9,644       24      7,318       27      4,271       32      6,680       34      4,286       34
Installment and consumer -
    Guaranteed student loans       175       22        105       16         59       11         46       10       --          9
    Other                          583        2        319        2        225        2        298        3        347        4
General                          3,108               1,297               1,343                 884               3,027
                               -------      ---    -------      ---    -------      ---    -------      ---    -------      ---
    Total                      $19,944      100%   $15,848      100%   $11,888      100%   $11,492      100%   $12,125      100%
                               =======      ===    =======      ===    =======      ===    =======      ===    =======      ===

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued when it is probable that Southwest will not collect all principal and interest payments according to the loan's contractual terms.

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by Southwest, periodically review the loan portfolio and the allowance. Such review may result in additional provisions based on their judgments of information available at the time of each examination. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in nonperforming assets, and may lead to a material increase in charge-offs and the provision for loan losses in future periods.

Southwest's systematic methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances, and an unallocated allowance, as described in "Provision for Loan Losses" on page 18 and in Note 1 to the Consolidated Financial Statements on page 42. The formula and specific allowances comprised 84.41% of the total allowance at December 31, 2004. At that date, a 10% decrease or increase in all categories of risk rated assets for which specific allowances had not been recorded would have resulted in a corresponding decrease or increase of approximately $588,000 in the recommended allowance, assuming no change in other elements considered in the methodology.

COMPARISON SUMMARY                                              2004 CHANGE                2003 Change
(Dollars in thousands, except per share data)         2004       FROM 2003       2003       From 2002        2002
--------------------------------------------------------------------------------------------------------------------
OPERATIONS DATA
Interest income                                    $  104,723   $   20,644    $   84,079   $    7,584     $   76,495
Interest expense                                       32,246        3,635        28,611       (2,067)        30,678
--------------------------------------------------------------------------------------------------------------------
Net interest income                                    72,477       17,009        55,468        9,651         45,817
Provision for loan losses                              12,982        4,460         8,522        3,079          5,443
Gain on sales of loans and securities                   3,185         (954)        4,139          641          3,498
Other income                                           10,900          539        10,361        1,141          9,220
Other expenses                                         44,412        5,964        38,448        5,129         33,319
--------------------------------------------------------------------------------------------------------------------
Income before taxes                                    29,168        6,170        22,998        3,225         19,773
Taxes on income                                        10,539        2,433         8,106        1,752          6,354
--------------------------------------------------------------------------------------------------------------------
Net income                                         $   18,629   $    3,737    $   14,892   $    1,473     $   13,419
====================================================================================================================


PER SHARE DATA
Basic earnings per common share                    $     1.54   $     0.28    $     1.26   $     0.09     $     1.17
Diluted earnings per common share                        1.48         0.26          1.22         0.11           1.11
FINANCIAL CONDITION DATA - AVERAGES
Investment securities                              $  214,988   $   23,712    $  191,276   $  (16,739)    $  208,015
Total loans                                         1,527,935      258,719     1,269,216      256,729      1,012,487
Interest-earning assets                             1,743,986      282,402     1,461,584      238,418      1,223,166
Total assets                                        1,809,924      298,185     1,511,739      235,795      1,275,944
Interest-bearing deposits                           1,180,970      159,655     1,021,315      159,156        862,159
Total deposits                                      1,355,336      194,960     1,160,376      179,816        980,560
Other borrowings                                      252,131       51,658       200,473       34,728        165,745
Subordinated debentures                                72,180       30,138        42,042       16,255         25,787
Total shareholders' equity                            117,912       15,866       102,046       12,201         89,845
SELECTED RATIOS
Return on average assets                                 1.03%        0.04%         0.99%       (0.06)%         1.05%
Return on average equity                                15.80         1.21         14.59        (0.35)         14.94
Net interest margin                                      4.16         0.36          3.80         0.05           3.75
ASSET QUALITY RATIOS
Allowance for loan losses to total loans                 1.23%        0.02%         1.21%        0.13%          1.08%
Nonperforming loans to total loans                       1.43         0.21          1.22         0.05           1.17
Allowance for loan losses to nonperforming loans        86.12       (13.47)        99.59         7.48          92.11
Nonperforming assets to total loans and
    other real estate                                    1.72         0.38          1.34         0.10           1.24
Net loan charge-offs to average total loans              0.58         0.22          0.36        (0.14)          0.50

The table on the next page provides certain information relating to Southwest's average consolidated statements of financial condition and reflects the interest income on interest-earning assets, interest expense of interest-bearing liabilities, and the average yields earned and rates paid for the periods indicated. Yields and rates are derived by dividing income or expense reflected in the Consolidated Statements of Operations by the average daily balance of the related assets or liabilities, respectively, for the periods presented. Nonaccrual loans have been included in the average balances of total loans.

This table shows a shift in the composition of Southwest's interest-earning assets over the periods toward a higher level of loans and a lower level of investment securities, while the composition of interest-bearing liabilities changed as Southwest increased noninterest-bearing and money market deposits. The changes in the composition of interest-earning assets and their funding sources reflect market demand and management's efforts to maximize net interest margin while controlling interest rate, credit and other risks.

AVERAGE BALANCES, YIELDS & RATES

                                                                                For the Year Ended December 31,
(Dollars in thousands)                                2004                            2003                           2002
------------------------------------------------------------------------------------------------------------------------------------
                                         AVERAGE               YIELD/    Average               Yield/    Average             Yield/
                                         BALANCE    INTEREST   RATE(1)   Balance    Interest   Rate(1)   Balance   Interest  Rate(1)
                                        ------------------------------  ------------------------------  ----------------------------
ASSETS
Total loans and leases                  $1,527,935  $ 96,832    6.34%   $1,269,216   $76,115    6.00%   $1,012,487  $65,503   6.47%
Investment securities                      214,988     7,881    3.67       191,276     7,954    4.16       208,015   10,948   5.26
Other interest-earning assets                1,063        10    0.94         1,092        10    0.92         2,664       44   1.65
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets        1,743,986   104,723    6.00     1,461,584    84,079    5.75     1,223,166   76,495   6.25
Other assets                                65,938                          50,155                          52,778
------------------------------------------------------------------------------------------------------------------------------------
    Total assets                        $1,809,924                      $1,511,739                      $1,275,944
====================================================================================================================================


LIABILITIES AND
    SHAREHOLDERS' EQUITY
Interest-bearing demand deposits        $   58,375  $    291    0.50%   $   56,011   $   355    0.63%   $   52,096  $   372   0.71%
Money market accounts                      405,116     6,118    1.51       336,274     5,237    1.56       211,883    4,305   2.03
Savings accounts                             7,819        19    0.24         6,608        17    0.26         5,702       25   0.44
Time deposits                              709,660    15,350    2.16       622,422    15,036    2.42       592,478   18,749   3.16
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits      1,180,970    21,778    1.84     1,021,315    20,645    2.02       862,159   23,451   2.72
Other borrowings (2)                       252,131     5,979    2.37       200,473     4,887    2.44       165,745    4,829   2.91
Subordinated debentures                     72,180     4,489    6.22        42,042     3,079    7.22        25,787    2,398   9.30
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities   1,505,281    32,246    2.14     1,263,830    28,611    2.26     1,053,691   30,678   2.91
                                                    ----------------                 ---------------                --------------
Noninterest-bearing demand deposits        174,366                         139,061                         118,401
Other liabilities                           12,365                           6,802                          14,007
Shareholders' equity                       117,912                         102,046                          89,845
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
       shareholders' equity             $1,809,924                      $1,511,739                      $1,275,944
====================================================================================================================================
    Net interest income                             $ 72,477                         $55,468                        $45,817
====================================================================================================================================
    Interest rate spread                                        3.86%                           3.49%                         3.34%
====================================================================================================================================
    Net interest margin (3)                                     4.16%                           3.80%                         3.75%
====================================================================================================================================
    Ratio of average interest-
       earning assets to average
       interest-bearing liabilities                           115.86%                         115.65%                       116.08%
====================================================================================================================================

(1) Yields, net interest spreads, and net interest margins are calculated using income recorded in accordance with accounting principals generally accepted in the United States ("GAAP"), and are not shown on the higher, non-GAAP tax-equivalent basis.

(2) The fluctuation in other borrowings resulted mainly from changes in Federal Home Loan Bank borrowings.

(3) Net interest margin = net interest income / total interest-earning assets.

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

                                            2004 VS. 2003                      2003 vs. 2002
--------------------------------------------------------------------------------------------------------
                                    INCREASE       DUE TO CHANGE       Increase       Due to Change
                                       OR           IN AVERAGE:           Or           In Average:*
(Dollars in thousands)             (DECREASE)    VOLUME      RATE     (Decrease)    Volume       Rate
--------------------------------------------------------------------------------------------------------
Interest earned on:
    Loans receivable (1)            $ 20,717    $ 16,206   $  4,511    $ 10,612    $ 15,722    $ (5,110)
    Investment securities                (73)        827       (900)     (2,994)       (775)     (2,219)
    Other interest-earning assets       --          --         --           (34)        (20)        (14)
                                    --------------------------------------------------------------------
       Total interest income          20,644      17,033      3,611       7,584      14,927      (7,343)


Interest paid on:
    Interest-bearing demand              (64)         12        (76)        (17)         27         (44)
    Money market accounts                881       1,054       (173)        932       2,094      (1,162)
    Savings accounts                       2           3         (1)         (8)          3         (11)
    Time deposits                        314       1,850     (1,536)     (3,713)        693      (4,406)
    Other borrowings                   1,092       1,236       (144)         58         908        (850)
    Subordinated debentures            1,410       1,880       (470)        681       1,273        (592)
                                    --------------------------------------------------------------------
       Total interest expense          3,635       6,035     (2,400)     (2,067)      4,998      (7,065)
                                    --------------------------------------------------------------------
       Net interest income          $ 17,009    $ 10,998   $  6,011    $  9,651    $  9,929    $   (278)
                                    ====================================================================

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

NET INTEREST INCOME

Net interest income is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is Southwest's largest source of revenue, representing 84% of total revenue in 2004. Net interest margin is net interest income as a percentage of average earning assets for the period. Net interest income and net interest margin increase or decrease as a result of changes in the levels of interest rates, the volume and the mix of earning assets and interest-bearing liabilities, and the percentage of interest-earning assets funded by noninterest-bearing funding sources.

Net interest income for 2004 was $72.5 million, an increase of $17.0 million, or 31%, from the $55.5 million earned in 2003. The net interest margin was 4.16% for the year ended December 31, 2004, an increase of thirty-six basis points from 2003.

The 2004 increase in net interest income and net interest margin from 2003 is the result of the significant increase in interest-earning assets, the increase in net interest margin due to the slightly increasing interest rate environment experienced during 2004, and an increased use of noninterest-bearing funding.

Net interest income for 2003 was $55.5 million, an increase of $9.7 million, or 21%, from the $45.8 million earned in 2002. The net interest margin was 3.80% for the year ended December 31, 2003, an increase of five basis points from 2002.

Interest rate spread, which represents the difference between the rate earned on interest-earning assets and the rates paid out on interest-bearing liabilities, was 3.86% for 2004 compared to 3.49% for 2003 and 3.34% for 2002.

Southwest has also seen significant growth in money market deposit accounts which are a low rate funding source compared to time deposits and other borrowings. The average balance of money market deposit accounts increased to $405.1 million in 2004 from $336.3 million in 2003 and $211.9 million in 2002.

PROVISION FOR LOAN LOSSES

Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest determines is appropriate based on a systematic methodology. The allowance is based on careful, continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio and unused commitments to provide financing. Southwest's systematic methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and an unallocated allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases. Loss factors generally are based on Southwest's historical loss experience in the various portfolio categories over the prior eighteen months or twelve months, but may be adjusted for categories where eighteen and twelve month loss experience is historically unusual. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses. Formula allowances also are established for loans that do not have specific allowances according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each credit grade. Specific allowances are established in cases where management has identified significant conditions or circumstances related to individual loans that management believes indicate the probability that losses may be incurred in an amount different from the amounts determined by application of the formula allowance. Specific allowances include amounts related to loans that are identified for evaluation of impairment, which is based on discounted cash flows using each loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. All of Southwest's nonaccrual loans are considered to be impaired loans. The unallocated allowance is based upon management's evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. These factors may include general economic and business conditions affecting lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal credit examiners, and management's judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. Based upon this review, management established an allowance of $19.9 million, or 1.23% of total loans, at December 31, 2004 compared to an allowance of $15.8 million, or 1.21% of total loans, at December 31, 2003. This represents an annual increase in the allowance of $4.1 million, or 26%, from year-end 2003. At December 31, 2004, total nonperforming loans were $23.2 million, or 1.43% of total loans, compared to $15.9 million, or 1.22% of total loans, at December 31, 2003. The government-guaranteed portions of year-end nonperforming loans were $1.5 million for 2004 and $2.7 million for 2003. The allowance for loan losses equaled 86.12% of nonperforming loans at December 31, 2004 compared to 99.59% at December 31, 2003. During 2004, 2003, and 2002, the provisions for loan losses were $13.0 million, $8.5 million, and $5.4 million, respectively, while net charge-offs were $8.9 million, $4.6 million, and $5.0 million, respectively.

Both the dollar amount and the percentage of the allowance to loans increased during 2004. The increase was primarily the result of increases in nonperforming loans, increased allocations on impaired loans, and increases in portfolio loans. At December 31, 2004, the unallocated allowance totaled $3.1 million, a $1.8 million increase from year-end 2003, and accounted for 16% of the total allowance, up from 8% the prior year. The increase in the unallocated allowance related primarily to changes in general economic conditions, including increasing interest rates, and on the level of growth in the Other states banking segment portfolio loans and the resulting increase in relatively unseasoned loans.

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

Those performing loans considered potential nonperforming loans, loans which are not included in the past due, nonaccrual, or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms over the next six months, amounted to approximately $25.6 million at December 31, 2004, compared to $37.8 million at December 31, 2003 and $28.9 million at December 31, 2002. Loans may be monitored by management and reported as potential nonperforming loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.

The following table shows the amounts of nonperforming assets at the end of the periods indicated.

                                                       At December 31,
-----------------------------------------------------------------------------------------
(Dollars in thousands)                 2004       2003       2002       2001       2000
-----------------------------------------------------------------------------------------
Total nonaccrual                     $22,230    $14,530    $11,455    $ 7,291    $ 3,138
Total past due 90 days or more           929      1,384      1,452      1,935        208
Total restructured                      --         --         --         --        8,694
-----------------------------------------------------------------------------------------
    Total nonperforming loans         23,159     15,914     12,907      9,226     12,040
Other real estate owned                4,937      1,699        747        640      1,225
-----------------------------------------------------------------------------------------
    Total nonperforming assets       $28,096    $17,613    $13,654    $ 9,866    $13,265
=========================================================================================

Nonperforming loans to total loans      1.43%      1.22%      1.17%      0.99%      1.32%
Allowance for loan losses to
    nonperforming loans                86.12%     99.59%     92.11%    124.56%    100.71%
Government-guaranteed portion of
    nonperforming loans              $ 1,458    $ 2,694    $ 1,017    $   905    $   200

At December 31, 2004, three credit relationships accounted for approximately $16.3 million, or 71%, of total nonperforming loans. All of these credits were identified as problem or potential problem credits in previous quarters or years. Management continues to actively manage these relationships, and anticipates they will be significantly reduced within the next six months.

The following table analyzes Southwest's allowance for loan losses for the periods indicated.

                                                                For the Year Ended December 31,
--------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                 2004       2003       2002       2001       2000
--------------------------------------------------------------------------------------------------------
Balance at beginning of period                       $15,848    $11,888    $11,492    $12,125    $11,190

LOANS CHARGED-OFF:
Real estate mortgage                                     812        717        777        445        563
Real estate construction                                 275          3       --           99      1,083
Commercial                                             8,382      3,915      4,248      4,364      1,170
Installment and consumer                                 565        442        371        621        474
--------------------------------------------------------------------------------------------------------
Total charge-offs                                     10,034      5,077      5,396      5,529      3,290
--------------------------------------------------------------------------------------------------------

RECOVERIES:
Real estate mortgage                                     151        173         93         54        155
Real estate construction                                --         --         --           22       --
Commercial                                               907        230        107        574        360
Installment and consumer                                  90        112        149        246        160
--------------------------------------------------------------------------------------------------------
Total recoveries                                       1,148        515        349        896        675
--------------------------------------------------------------------------------------------------------

Net loans charged-off                                  8,886      4,562      5,047      4,633      2,615
Provision for loan losses                             12,982      8,522      5,443      4,000      3,550
--------------------------------------------------------------------------------------------------------
Balance at end of period                             $19,944    $15,848    $11,888    $11,492    $12,125
========================================================================================================

Ratio of allowance for loan losses to total loans:
    Average                                             1.31%      1.25%      1.17%      1.22%      1.35%
    End of period                                       1.23       1.21       1.08       1.23       1.33
Ratio of net charge-offs to average total loans
    during the period                                   0.58       0.36       0.50       0.49       0.29

OTHER INCOME

Other income was $14.1 million for 2004, down 3% when compared with 2003. Other income increased by 14% in 2003. Fluctuations in other income for the periods presented in the table below occurred primarily in two areas: service charges and fees on deposit accounts and gain on sales of loans.

COMPARISON SUMMARY-OTHER INCOME                       2004 Change            2003 Change
(Dollars in thousands)                       2004      From 2003     2003     From 2002     2002
--------------------------------------------------------------------------------------------------
Service charges and fees                   $  9,898    $    605    $  9,293   $  1,077    $  8,216
Gain on sales of loans                        3,247        (864)      4,111        941       3,170
Other noninterest income                      1,002         (66)      1,068         64       1,004
Gain (loss) on sales of
    investment securities                       (62)        (90)         28       (300)        328
--------------------------------------------------------------------------------------------------
    Total other income                     $ 14,085    $   (415)   $ 14,500   $  1,782    $ 12,718
==================================================================================================

Service charges and fees increased $605,000, or 7%, due to increased fees received on overdrawn deposit accounts and increased servicing fees received on participated loans. Service charges and fees on deposit accounts increased $1.1 million, or 13%, in 2003 as compared to the prior year due to increased volumes in consumer deposit accounts and higher revenues on commercial deposit accounts. The higher revenue from commercial deposit accounts resulted primarily from a lower earnings credit rate. The earnings credit rate is the value given to deposits maintained by commercial customers. In a lower rate environment, deposit balances are not as valuable because of a lower earnings credit rate. This results in customers paying for most of their services through fees rather than through the use of deposit balances.

Gain on sales of loans, the major factor in the reduction of other income, declined in 2004 due primarily to a $1.1 million reduction in gain on sales of mortgage loans, which occurred due to the lower refinancing demand created by higher mortgage interest rates during 2004 as compared to those prevalent during 2003. Gains on sales of student loans increased $174,000, or 11%, during 2004. Proceeds from sales of guaranteed student loans increased to $537.2 million in 2004 from $278.1 million in 2003.

Gain on sale of loans increased $941,000, or 30%, in 2003. Proceeds from sales of guaranteed student loans increased to $278.1 million in 2003 from $117.7 million in 2002. This dramatic increase in student loan volumes was attributed to the escalation of loans produced through agreements with the Student Loan Marketing Association ("SLMA"). These loans have typically been sold at the time the student withdraws from school, however, an increasing number of student loans are now being sold at the time the loan becomes fully disbursed, which could be within 90 to 180 days of origination.

Proceeds from sales of residential mortgage loans declined to $87.5 million in 2004 after an increase to $177.4 million in 2003 from $133.2 million in 2002. Sales of residential mortgages increased in 2002 and 2003 as a result of reduced interest rates, which increased refinancings and overall originations. Southwest typically sells residential mortgages within thirty days of origination.

OTHER EXPENSE

Other expense was $44.4 million for 2004, an increase of $6.0 million, or 16%, from 2003. Other expense increased $5.1 million, or 15%, from 2002.

COMPARISON SUMMARY-OTHER EXPENSE             2004 Change             2003 Change
(Dollars in thousands)              2004      From 2003      2003     From 2002      2002
------------------------------------------------------------------------------------------
Salaries and employee benefits     $22,599     $ 2,807     $19,792     $ 2,624     $17,168
Occupancy                            9,223       1,116       8,107         988       7,119
FDIC and other insurance               420          80         340          54         286
Other real estate                      242          27         215         213           2
General and administrative          11,928       1,934       9,994       1,250       8,744
------------------------------------------------------------------------------------------
    Total other expense            $44,412     $ 5,964     $38,448     $ 5,129     $33,319
==========================================================================================

Salaries and employee benefits increased $2.8 million, or 14%, in 2004 and $2.6 million, or 15% in 2003 primarily as a result of the cost of employees hired to staff the offices opened in the Texas and Kansas offices, the hiring of employees for HSSI, as well as normal increases in salaries and benefits of existing staff.

Occupancy expense increased $1.1 million, or 14%, in 2004 and $988,000, or 14%, in 2003 due to the expenses related to opening the new offices in Texas and Kansas, and the furniture and equipment costs related to those offices. Data processing costs related to guaranteed student loans increased $678,000, in 2004 and $456,000 in 2003, which also contributed to the increase in occupancy expense. General and administrative expense increased $1.9 million, or 19%, in 2004 and $1.3 million, or 14%, in 2003. Postage and freight expense increased only $15,000 in 2004 after increasing $228,000 in 2003 due to additional courier costs required to transport documents between offices and items to be processed to their respective processing centers. Loan costs incurred in the origination of loans that are not paid by the customer declined $11,000 in 2004 after increasing $142,000 in 2003. Fees paid to SLMA for the origination of government-guaranteed student loans increased $361,000 in 2004 and $268,000 in 2003.

OPERATING SEGMENTS

CONTRIBUTION OF OPERATING SEGMENTS                    FOR THE YEARS ENDED DECEMBER 31,
(Dollars in thousands)                                2004           2003           2002
-------------------------------------------------------------------------------------------
Oklahoma banking                                  $     8,114    $    10,691    $    10,608
Other states banking                                    2,610          1,816           (157)
Secondary market                                       10,420          5,560          2,984
Other operations                                       (2,515)        (3,175)           (16)
-------------------------------------------------------------------------------------------
    Consolidated net income                       $    18,629    $    14,892    $    13,419
===========================================================================================

Oklahoma banking                                  $   881,682    $   865,688    $   878,959
Other states banking                                  388,002        228,620         91,399
Secondary market                                      353,812        214,377        130,661
Other operations                                          379            151             93
-------------------------------------------------------------------------------------------
    Consolidated total loans                      $ 1,623,875    $ 1,308,836    $ 1,101,112
===========================================================================================

Oklahoma banking                                  $   889,165    $   878,627    $   889,965
Other states banking                                  386,029        230,977         92,498
Secondary market                                      368,557        220,346        134,556
Other operations                                      269,083        250,775        233,535
-------------------------------------------------------------------------------------------
    Consolidated total assets                     $ 1,912,834    $ 1,580,725    $ 1,350,554
===========================================================================================

Southwest has three reportable operating segments: Oklahoma banking operations; other states banking operations; and loans originated for sale in the secondary market ("secondary market"). These business units were identified through the products and services that are offered within each unit and the geographic area they serve.

The contribution of the Oklahoma banking segment decreased $2.6 million, or 24%, in 2004, primarily as a result of greater loan loss provision and increased operating expenses. This segment's 2003 earnings were approximately the same as in 2002.

The contribution of the other states banking segment increased by $794,000, or 44%, as a result of increased net interest margin due to earning asset growth, offset in part by increased provision for loan losses related to loan growth and increased other expenses due in part to expansion. Other states banking contributed $1.8 million in 2003, an increase of $2.0 million from the 2002 net loss incurred in 2002. The 2002 segment loss was primarily a consequence of initial expansion into new markets.

The secondary market segment contributed $10.4 million in 2004, up $4.9 million, or 87%, from 2003, primarily as a result of growth in guaranteed student lending, offset in part of lower mortgage banking revenues. This segment's 2003 contribution of $5.6 million increased by $2.6 million, or 86%, primarily as a result of increased mortgage banking activity and student lending volume. Please see "Recent Developments" on page 31 of this report for information regarding reduced yields on certain future student lending activities.

The segment disclosures above and in Note 16 to the Consolidated Financial Statements show that, although the Oklahoma banking and secondary market segments provide the significant majority of consolidated interest income and net income, the new, other states banking segment, consisting of the Texas and Kansas operations, began to contribute a significant percentage of consolidated interest income and net income in 2003, and by year-end 2004 accounted for approximately $386.0 million, or 20%, of total assets.

The segment disclosures are based upon a number of assumptions and allocations of expense. Southwest allocates resources and evaluates performance of its segments after allocation of funds, indirect expenses, taxes and capital costs. The funds management unit is included in the other operations segment. The cost of funds borrowed from the funds management unit by the operating segments is transfer priced at Southwest's incremental borrowing rates.

The value of funds provided by the operating segments to the funds management unit is based on blended borrowing rates which include core deposits and borrowings from the Federal Home Loan Bank and other wholesale sources. Deposit accounts with indeterminate maturities, such as demand deposit accounts and interest-bearing transaction accounts, are transfer priced based on the expected duration of the accounts. The expected duration ranges from two to three years.

Please also see "Note 16. Operating Segments" to the Consolidated Financial Statements on page 62 of this report, and "Business-Organization" on page 69 of this report.

TAXES ON INCOME

Southwest's income tax expense for fiscal years 2004, 2003, and 2002 was $10.5 million, $8.1 million, and $6.4 million, respectively. Southwest's effective tax rates have been lower than statutory federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans and the organization in July 2001 of a real estate investment trust, as well as tax credits generated by certain lending and investment activities.

FINANCIAL CONDITION

Southwest's total assets increased by $332.1 million, or 21%, from $1.58 billion at December 31, 2003 to $1.91 billion at December 31, 2004 after increasing by $230.2 million, or 17%, between December 31, 2002 and 2003. The growth in assets in 2004 was primarily attributable to the $315.0 million, or 24%, increase in total loans.

Southwest's investment securities increased by $15.8 million, or 8%, to $220.1 million at December 31, 2004 from $204.3 million at December 31, 2003 after increasing by $15.6 million, or 8%, in 2002. The increases in both 2004 and 2003 came primarily from U.S. government and federal agency securities, which increased $24.6 million, or 16%, in 2004 and $48.9 million, or 47%, in 2003. Southwest's investments in Federal Reserve Bank and Federal Home Loan Bank stock also increased during both years. Decreases occurred during the same periods in Southwest's investment in mortgage-backed securities, which decreased $2.1 million, or 11%, in 2004 and $22.1 million, or 53%, in 2003, and tax-exempt municipal securities, which decreased $9.5 million, or 63%, in 2004 and $12.7 million, or 46%, in 2003.

                                                          At December 31,
---------------------------------------------------------------------------------
(Dollars in thousands)                               2004       2003       2002
---------------------------------------------------------------------------------
U.S. Government and agency obligations             $177,953   $153,344   $104,409
Obligations of states and political subdivisions      5,477     14,997     27,679
Mortgage-backed securities                           17,565     19,681     41,751
Other securities                                     19,056     16,244     14,850
                                                   --------   --------   --------
     Total investment securities                   $220,051   $204,266   $188,689
                                                   ========   ========   ========


Available for sale (fair value)                    $204,092   $177,074   $148,476
Held to maturity (amortized cost)                     2,495     15,916     31,154
Federal Reserve Bank and Federal Home
   Loan Bank Stock                                   13,464     11,276      9,059
                                                   --------   --------   --------
     Total investment securities                   $220,051   $204,266   $188,689
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

The following table shows the maturities, carrying value (amortized cost for investment securities being held to maturity or estimated fair value for investment securities available for sale), estimated fair market values, and average yields for Southwest's investment portfolio at December 31, 2004. Yields are not presented on a tax-equivalent basis. Maturities of mortgage-backed securities are based on expected maturities. Expected maturities differ from contractual maturities due to scheduled repayments and because borrowers on the underlying mortgages may have the right to call or prepay obligations with or without prepayment penalties. The securities of no single issuer (other than the United States or its agencies), or in the case of securities issued by state and political subdivisions, no source or group of sources of repayment, accounted for more than 10% of shareholders' equity of Southwest at December 31, 2004.

                                    One Year         Two through       Five through        More than           Total Investment
                                    or Less          Five Years         Ten Years          Ten Years              Securities
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)           Cost     Yield    Cost      Yield      Cost   Yield     Cost    Yield     Cost      Market   Yield
------------------------------------------------------------------------------------------------------------------------------------
Held to Maturity:
U.S. government and
  agency obligations           $  --       -- %  $  1,028     2.51%   $  --      -- %   $ --      -- %   $  1,028   $  1,024   2.51%
Obligations of states and
  political subdivisions         1,467    4.98       --       --         --      --       --      --        1,467      1,485   4.98
                               -------           --------             -------           ------           --------   --------
    Total                        1,467    4.98      1,028     2.51       --      --       --      --        2,495      2,509   3.96
                               -------           --------             -------           ------           --------   --------


Available for Sale:
U.S. government and
  agency obligations            24,975    3.85    153,355     3.53       --      --       --      --      178,330    176,925   3.58
Obligations of states and
  political subdivisions         2,230    3.35      1,700     4.50       --      --       --      --        3,930      4,010   3.85
Mortgage-backed securities       1,357    3.79     15,856     3.07       --      --        399    5.59     17,612     17,565   3.18
Other securities                  --      --       16,699     3.23       --      --      2,286    6.66     18,985     19,056   3.65
                               -------           --------             -------           ------           --------   --------
    Total                       28,562    3.80    187,610     3.48       --      --      2,685    6.50    218,857    217,556   3.56
                               -------           --------             -------           ------           --------   --------
    Total                      $30,029           $188,638             $  --             $2,685           $221,352   $220,065
                               =======           ========             =======           ======           ========   ========

Total loans were $1.62 billion at December 31, 2004, an increase of $315.0 million, or 24%, compared to December 31, 2003. All categories of loans increased, except other consumer loans. The allowance for loan losses increased by $4.1 million, or 26%, from December 31, 2003 to December 31, 2004. At December 31, 2004, the allowance for loan losses was $19.9 million, or 1.23% of total loans, compared to 15.8 million, or 1.21% of total loans, at December 31, 2003.

Total loans were $1.31 billion at December 31, 2003, an increase of $207.7 million, or 19%, compared to December 31, 2002. All categories of loans increased, except one-to-four family residential mortgages and consumer loans. The allowance for loan losses increased by $4.0 million, or 33%, from December 31, 2002 to December 31, 2003. At December 31, 2003, the allowance for loan losses was $15.8 million, or 1.21% of total loans, compared to $11.9 million, or 1.08% of total loans, at December 31, 2002. (See "Provision for Loan Losses" on page 18.)

This table presents the trends in the composition of the loan portfolio over the previous five years.

                                                                          At December 31,
----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                         2004            2003            2002            2001            2000
----------------------------------------------------------------------------------------------------------------------
Real estate mortgage -
  Commercial                               $   523,358     $   402,596     $   374,999     $   301,578     $   276,525
  One to four family residential                87,858          83,250         102,423         106,206         107,360
Real estate construction                       248,278         230,292         130,001          91,897         103,951
Commercial                                     390,272         355,965         348,879         312,577         311,953
Installment and consumer -
  Guaranteed student loans                     348,970         211,546         119,064          91,841          77,846
  Other                                         25,139          25,187          25,746          26,947          34,915
                                           -----------     -----------     -----------     -----------     -----------
                                             1,623,875       1,308,836       1,101,112         931,046         912,550
Less:  Allowance for loan loss                 (19,944)        (15,848)        (11,888)        (11,492)        (12,125)
                                           -----------     -----------     -----------     -----------     -----------
  Total                                    $ 1,603,931     $ 1,292,988     $ 1,089,224     $   919,554     $   900,425
                                           ===========     ===========     ===========     ===========     ===========

CAPITAL RESOURCES

At December 31, 2004, total shareholders' equity was $126.0 million compared to $109.9 million at December 31, 2003. Earnings, net of common dividends, contributed $15.2 million to shareholders' equity. Sales of common stock through the dividend reinvestment plan, the employee stock purchase plan, and the employee stock option plan contributed an additional $2.0 million to shareholders' equity in 2004, including tax benefits realized by Southwest relating to option exercises. Under accounting principles generally accepted in the United States, these tax benefits increase shareholders' equity, but do not affect net income. Net unrealized holding gains (losses) on investment securities available for sale (net of tax) decreased to a loss of $797,000 at December 31, 2004 compared to a gain of $360,000 at December 31, 2003. Although Southwest had share repurchase plans in place during 2004, no shares were repurchased during the year. Repurchases of an additional 603,675 shares may be made under the repurchase plan adopted in April 2004. Repurchases may be made from time to time based on market conditions, projected capital needs, and other factors. During 2004 and 2003, repurchased shares were used to satisfy the requirements of the employee stock option plan, the employee stock purchase plan, and the dividend reinvestment plan.

At December 31, 2003, total shareholders' equity was $109.9 million compared to $96.4 million at December 31, 2002. Earnings, net of common dividends, contributed $11.9 million to shareholders' equity. Sales of common stock through the dividend reinvestment plan, the employee stock purchase plan, and the employee stock option plan contributed an additional $3.5 million to shareholders' equity in 2003, including tax benefits realized by Southwest relating to option exercises. Net unrealized holding gains (losses) on investment securities available for sale (net of tax) decreased to a gain of $360,000 at December 31, 2003 compared to $2.2 million at December 31, 2002. Although Southwest had share repurchase plans in place during 2003, no shares were repurchased during the year.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board. The guidelines are commonly known as Risk-Based Capital Guidelines. On December 31, 2004, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.92%, a Tier 1 risk-based capital ratio of 10.88%, and a leverage ratio of 8.61%. As of December 31, 2004, Stillwater National and SNB Wichita also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, or SNB Wichita by Federal bank or thrift regulators.

LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans and available for sale investments in order to meet current and future cash flow needs as they become due. Southwest's portfolio of guaranteed student loans and Small Business Administration ("SBA") loans are also readily salable. Additional sources of liquidity, including cash flow from the repayment of loans and maturities of investment securities, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of deposits and liquid assets, and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans, purchase securities, and operate the organization.

Deposits remain the primary source of funding for Southwest. Interest-bearing demand accounts in particular have shown a positive growth trend over the three year period, which has been a key factor in Southwest's ability to maintain a low cost of funds. For 2004, average interest-bearing demand deposits and money market accounts were 34.2% of total average deposits, up from 33.8% in 2003 and 26.9% in 2002.

The following table indicates the amount of Southwest's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2004:

--------------------------------------------------------------------------------
(Dollars in thousands)                                                   Amount
--------------------------------------------------------------------------------
Three months or less(1)                                                 $190,194
Over three through six months(1)                                         128,069
Over six through 12 months(1)                                            246,145
Over 12 months                                                            45,262
                                                                        --------
         Total                                                          $609,670
                                                                        ========

(1) The amount of certificates of deposit that mature within 12 months is $564.4 million. The Company does not have any liquidity concerns as a result of the volume of these maturities.

Loans continue to be the largest component of the earning assets mix and have shown a positive trend over the three year period.

                                                                  Percentage of Total Average Assets
                                                               -----------------------------------------
Sources and uses of funds                                        2004             2003            2002
--------------------------------------------------------------------------------------------------------
Sources of Funds:
     Deposits:
         Noninterest-bearing demand                               9.63%            9.20%           9.28%
         Interest-bearing demand and money market accounts       25.61            25.95           20.69
         Time and savings deposits                               39.65            41.61           46.88
     Other borrowings                                            13.93            13.26           12.99
     Subordinated debentures                                      3.99             2.78            2.02
     Other liabilities                                            0.68             0.45            1.10
     Equity capital                                               6.51             6.75            7.04
--------------------------------------------------------------------------------------------------------
              Total                                             100.00%          100.00%         100.00%
========================================================================================================

Uses of Funds:
     Loans                                                       84.42%           83.96%          79.35%
     Investment securities                                       11.88            12.65           16.30
     Other interest-earning assets                                0.06             0.07            0.21
     Noninterest-earning assets                                   3.64             3.32            4.14
--------------------------------------------------------------------------------------------------------
              Total                                             100.00%          100.00%         100.00%
========================================================================================================

Sources and uses of cash are presented in the Consolidated Statements of Cash Flows. Total cash decreased by $9.9 million, or 29%, to $24.1 million in 2004 from $34.0 million at year-end 2003, as a result of a $15.9 million increase in cash used in operating activities (primarily from the increase in originations of guaranteed student loans, net of sales proceeds); a $90.6 million increase in cash used in investing activities (primarily from an increase in loans originated); and a $97.5 million increase in cash provided by financing activities (primarily from a $113.6 million increase in deposits).

Total cash decreased by $866,000, or less than 3%, to $34.0 million in 2003 from $34.8 million at year-end 2002, as a result of the net effects of a $76.1 million increase in cash used in operating activities (primarily from the increase in originations of guaranteed student loans, net of sales proceeds); a $21.2 million increase in cash used in investing activities (primarily from the increase in purchases of available for sale securities net of the reduction in loan originations); and a $94.0 million increase in cash provided by financing activities (primarily from a $65.4 million increase in deposits and the $46.4 million net proceeds from issuance of subordinated debentures).

ASSET/LIABILITY MANAGEMENT AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Southwest's net income is largely dependent on its net interest income. Southwest seeks to maximize its net interest margin within an acceptable level of interest rate risk. Interest rate risk can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing characteristics of assets differ significantly from the maturity or repricing characteristics of liabilities. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and shareholders' equity.

Southwest attempts to manage interest rate risk while enhancing net interest margin by adjusting its asset/liability position. At times, depending on the level of general interest rates, the relationship between long-term and other interest rates, market conditions and competitive factors, Southwest may determine to increase its interest rate risk position in order to increase its net interest margin. Southwest monitors interest rate risk and adjusts the composition of its rate-sensitive assets and liabilities in order to limit its exposure to changes in interest rates on net interest income over time. Southwest's asset/liability committee reviews its interest rate risk position and profitability, and recommends adjustments. The asset/liability committee also reviews the securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions. Notwithstanding Southwest's interest rate risk management activities, the actual magnitude, direction, and relationship of future interest rates are uncertain, and can have adverse effects on net income and liquidity.

Interest rate sensitivity analysis measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods.

The following table shows Southwest's interest rate sensitivity gaps for selected maturity periods at December 31, 2004:

                                              0 to 3         4 to 12        Over 1 to        Over
(Dollars in thousands)                        Months         Months          5 Years        5 Years        Total
-------------------------------------------------------------------------------------------------------------------
RATE-SENSITIVE ASSETS:
Total loans                                 $1,093,719     $  260,832      $  150,231     $  119,093     $1,623,875
Investment securities                           20,238         26,454         170,640          2,719        220,051
Due from banks                                   1,475           --              --             --            1,475
-------------------------------------------------------------------------------------------------------------------
     Total                                   1,115,432        287,286         320,871        121,812      1,845,401

RATE-SENSITIVE LIABILITIES:
Money market deposit accounts                  379,818           --              --             --          379,818
Time deposits                                  265,604        471,653         129,152          4,626        871,035
Savings accounts                                 8,108           --              --             --            8,108
Interest-bearing demand                         57,359           --              --             --           57,359
Other borrowings                                78,565         60,000          30,000         31,500        200,065
Subordinated debentures                           --             --              --           72,180         72,180
-------------------------------------------------------------------------------------------------------------------
     Total                                     789,454        531,653         159,152        108,306      1,588,565
-------------------------------------------------------------------------------------------------------------------

Interest sensitivity gap                    $  325,978     $ (244,367)     $  161,719     $   13,506     $  256,836
===================================================================================================================

Cumulative interest sensitivity gap         $  325,978     $   81,611      $  243,330     $  256,836     $  256,836
===================================================================================================================
Percentage of rate-sensitive assets
     to rate-sensitive liabilities              141.29%         54.04%         201.61%        112.47%        116.17%
===================================================================================================================
Percentage of cumulative gap to
     total assets                                17.04%          4.27%          12.72%         13.43%         13.43%
===================================================================================================================

The percentage of rate-sensitive assets to rate-sensitive liabilities presents a static position as of a single day and is not necessarily indicative of Southwest's position at any other point in time and does not take into account the sensitivity of yields and costs of specific assets and liabilities to changes in market rates. The foregoing analysis assumes that Southwest's mortgage-backed securities mature during the period in which they are estimated to prepay. No other prepayment or repricing assumptions have been applied to Southwest's interest-earning assets for this analysis.

A principal objective of Southwest's asset/liability management effort is to balance the various factors that generate interest rate risk, thereby maintaining the interest rate sensitivity of Southwest within acceptable risk levels. To measure its interest rate sensitivity position, Southwest utilizes a simulation model that facilitates the forecasting of net interest income over the next twelve month period under a variety of interest rate and growth scenarios.

At December 31, 2004, the model projected net income would decrease by 2.28% if interest rates immediately fell by 100 basis points. It projected an increase in net income of 9.39% if interest rates immediately rose by 100 basis points. The model projected net income would decrease by 3.36% if interest rates gradually fell by 100 basis points over a one-year time horizon. It projected an increase in net income of 5.99% if interest rates gradually rose by 100 basis points over a one-year time horizon.

At December 31, 2003, the model projected net income would decrease by 8.11% if interest rates immediately fell by 100 basis points. It projected an increase in net income of 0.125% if interest rates immediately rose by 100 basis points. The model projected net income would decrease by 4.44% if interest rates gradually fell by 100 basis points over a one-year time horizon. It projected an increase in net income of 0.599% if interest rates gradually rose by 100 basis points over a one-year time horizon.

The earnings simulation model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows, and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net income. Actual results differ from simulated results due to timing, cash flows, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, Southwest makes use of a number of different financial instruments to help meet the financial needs of its customers. In accordance with accounting principles generally accepted in the United States, the full notional amounts of these transactions are not recorded in the accompanying consolidated financial statements and are referred to as off-balance sheet instruments. These transactions and activities include commitments to extend lines of commercial and real estate mortgage credit, and standby and commercial letters of credit and are discussed further in footnote 13 on page 60 of this report.

Off-balance sheet arrangements also include the Trust Preferred Securities, which have been de-consolidated in this report as required by Financial Accounting Standards Board Interpretation 46R, "Consolidation of Variable Interest Entities." Further information regarding the Trust Preferred Securities can be found in footnote 6 on page 53 of this report.

EFFECTS OF INFLATION

The consolidated financial statements and related consolidated financial data in this report have been prepared in accordance with accounting principles generally accepted in the United States and practices within the banking industry that require the measurement of financial position and operating results in terms of historical dollars without considering fluctuations in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation.

RECENT DEVELOPMENTS

STUDENT LENDING. Southwest, through its subsidiary, Stillwater National, maintains a significant portfolio of guaranteed student loans. Stillwater National has been actively involved in student lending for many years.

SLM Corporation ("Sallie Mae") has informed Stillwater National that it will significantly increase the servicing fees on new loans made under the Signature Education Loan Program to students who attend schools owned by Career Education Corporation. Loans made under this program are insured by HEMAR Insurance Corporation of America, a subsidiary of Sallie Mae. At year-end 2004, loans in this program were approximately $190.0 million, or approximately 55% of the total $349.0 million in student loans outstanding. This increase in servicing fees will be paid to Sallie Mae through a decrease in interest rates receivable by Stillwater National on new loans made under the program. This change will have a negative effect on future interest revenues, net interest margin, and net income of Southwest and its Secondary Market operating segment. If current amounts of loan balances were maintained under this program throughout 2005, interest revenues, less servicing costs, on these loans would be approximately $5 million less (pre-tax) than Stillwater National earned on loans in this program during 2004. However, Southwest currently expects an increase in volume in this program which will offset, in part, the negative effects of the increased servicing costs. Sallie Mae has agreed to provide an additional $200 million line of credit to support future loans made under this program. This yield reduction is expected to reduce the future profitability of student lending and Southwest's secondary market segment, but had no effect on 2004 earnings and will not affect the profitability of Southwest's other operating segments.

NEW BRANCH OFFICES. In the first quarter of 2005, Stillwater National received regulatory approval for two additional Texas branches: the second Austin branch and the new San Antonio branch. The San Antonio branch replaces an existing loan production office. With the addition of these branches, Southwest's Other States banking segment has five bank branches in Texas (two each in the Dallas and Austin metropolitan areas and one in San Antonio), and two Kansas offices (SNB Bank of Wichita and a Kansas City loan production office).

RECENTLY ADOPTED ACCOUNTING STANDARDS

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The objective of this interpretation was to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance for all subsequent transactions involving variable interest entities and were required to be adopted no later than the first interim or annual reporting period beginning after December 15, 2003 for all VIE transactions that existed as of the issuance date. On December 24, 2003, the FASB issued a revision of the Interpretation (the "Revised Interpretation 46"). Revised Interpretation 46 codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions ("FSPs") and supersedes the original FIN 46 to include: (1) deferring the effective date of the Interpretation's provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. FIN 46 and Revised Interpretation 46 required Southwest to de-consolidate its investments in SBI Capital Trust, OKSB Statutory Trust I, and SBI Capital Trust II (the "Trusts") in this Annual Report and all future reports. This de-consolidation has resulted in the replacement of the Trust Preferred Securities, which were reported as long-term debt in the consolidated statements of financial condition, with the subordinated debentures issued by the Trusts to Southwest. In spite of this change in reporting, the adoption of FIN 46 did not have a material impact on Southwest's results of operations or financial position.

CONTRACTUAL OBLIGATIONS

Southwest has various contractual obligations that require future cash payment. The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date.

                                                                 Payments due by period
----------------------------------------------------------------------------------------------------------------
                                           Less than         1-3            3-5          Over
(Dollars in thousands)                      1 Year          Years          Years        5 Years          Total
----------------------------------------------------------------------------------------------------------------
Deposits without stated maturity:(1)
     Noninterest bearing                  $  183,738     $     --       $     --       $     --       $  183,738
     Interest bearing                        445,285           --             --             --          445,285
Time deposits(2)                             745,247         77,052         65,106          5,611        893,016
Other borrowings(2)                          142,372         19,622         18,719         33,829        214,542
Subordinated debentures                        4,759          9,518          9,518        177,661        201,456
Operating leases                               1,494          2,466          1,756          1,146          6,862
----------------------------------------------------------------------------------------------------------------
     Total                                $1,522,895     $  108,658     $   95,099     $  218,247     $1,944,899
================================================================================================================

(1)      Excludes interest.

(2) Includes interest. Interest on variable rate obligations is shown at rates in effect at December 31, 2004. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

At December 31, 2004, Southwest's purchase obligations not reflected on the Consolidated Statements of Condition, and its other long-term liabilities (consisting primarily of benefits under deferred compensation arrangements) are not considered material.

For additional information regarding contractual obligations, please also see "Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk" on page 24, "Off-Balance Sheet Arrangements" on page 26, and "Note
5. Other Borrowed Funds" on page 46, "Note 6. Subordinated Debentures" on page 48, "Note 11. Operating Leases" on page 54, "Note 13. Financial Instruments with Off-Balance Sheet Risk" on page 55, and "Note 14. Commitments and Contingencies" on page 56, to the Consolidated Financial Statements.

NON-GAAP FINANCIAL MEASURES

None of the financial measures used in this report are defined as non-GAAP financial measures under federal securities regulations. Other banking organizations, however, may present such non-GAAP financial measures, which differ from measures based upon accounting principles generally accepted in the United States. For example, such non-GAAP measures may exclude certain income or expense items in calculating operating income or efficiency ratios, or may increase yields and margins to reflect the benefits of tax-exempt earning assets. Readers of this report should be aware that non-GAAP ratios and other measures presented by some banking organizations or financial analysts may not be directly comparable to similarly named ratios or other measures used by Southwest or other banking organizations.

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by SEC rules, Southwest's management evaluated the effectiveness of Southwest's disclosure controls and procedures as of December 31, 2004. Southwest's Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest's Chief Executive Officer and Chief Financial Officer concluded that Southwest's disclosure controls and procedures were effective as of December 31, 2004.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Southwest's management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by SEC rules, Southwest's management evaluated the effectiveness of Southwest's internal control over financial reporting as defined in SEC Rule 13a-15 as of December 31, 2004. Southwest's Chief Executive Officer and Chief Financial Officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Southwest's Chief Executive Officer and Chief Financial Officer concluded that Southwest's internal control over financial reporting was effective as of December 31, 2004.

The audit report by Southwest's independent registered public accounting firm, Ernst & Young, LLP, on management's assessment of internal control over financial reporting is included on page 31.

FOURTH QUARTER 2004 CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, Southwest's internal control over financial reporting.

REPORTS OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of Southwest Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Southwest Bancorp, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Bancorp, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Southwest Bancorp, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.



Ernst & Young LLP
Tulsa, Oklahoma
March 14, 2005

REPORT ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Southwest Bancorp, Inc.

We have audited management's assessment, included in the accompanying report on Internal Control over Financial Reporting, that Southwest Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Southwest Bancorp, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Southwest Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Southwest Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Southwest Bancorp, Inc. and our report dated March 14, 2005 expressed an unqualified opinion thereon.


Ernst & Young LLP
Tulsa, Oklahoma
March 14, 2005

                            SOUTHWEST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                              AT DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)                                              2004             2003
-------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                              $    24,097      $    33,981
Investment securities:
     Held to maturity, fair value $2,509 (2004) and $16,144 (2003)                           2,495           15,916
     Available for sale, amortized cost $205,393 (2004) and $176,470 (2003)                204,092          177,074
     Federal Reserve Bank and Federal Home Loan Bank Stock, at cost                         13,464           11,276
Loans held for sale                                                                        354,557          218,422
Loans receivable, net of allowance for loan losses
     of $19,944 (2004) and $15,848 (2003)                                                1,249,374        1,074,566
Accrued interest receivable                                                                 15,091           11,321
Premises and equipment, net                                                                 19,860           19,818
Other assets                                                                                29,804           18,351
-------------------------------------------------------------------------------------------------------------------
                Total assets                                                           $ 1,912,834      $ 1,580,725
===================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand                                                        $   183,738      $   167,332
     Interest-bearing demand                                                                57,359           53,955
     Money market accounts                                                                 379,818          376,016
     Savings accounts                                                                        8,108            6,903
     Time deposits of $100,000 or more                                                     609,670          358,130
     Other time deposits                                                                   261,365          241,789
-------------------------------------------------------------------------------------------------------------------
         Total deposits                                                                  1,500,058        1,204,125
Accrued interest payable                                                                     4,911            3,375
Income tax payable                                                                           2,266            2,850
Other liabilities                                                                            7,370            4,410
Other borrowings                                                                           200,065          183,850
Subordinated debentures                                                                     72,180           72,180
-------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                            1,786,850        1,470,790
SHAREHOLDERS' EQUITY:
     Common stock - $1 par value; 20,000,000 shares authorized;
         12,243,042 shares issued and outstanding                                           12,243           12,243
     Paid in capital                                                                         7,993            6,997
     Retained earnings                                                                     107,905           92,657
     Accumulated other comprehensive gain (loss)                                              (797)             360
     Treasury stock, at cost;  138,189 (2004) and 287,410 (2003)                            (1,360)          (2,322)
-------------------------------------------------------------------------------------------------------------------
                Total shareholders' equity                                                 125,984          109,935
-------------------------------------------------------------------------------------------------------------------
                Total liabilities & shareholders' equity                               $ 1,912,834      $ 1,580,725
===================================================================================================================

The accompanying notes are an integral part of this statement.

                            SOUTHWEST BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       FOR THE YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)                         2004             2003            2002
-------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                         $  96,832        $  76,115       $  65,503
Investment securities:
     U.S. Government and agency obligations                            6,136            5,485           5,913
     Mortgage-backed securities                                          659            1,036           3,126
     State and political subdivisions                                    407              856           1,355
     Other securities                                                    679              577             554
Federal funds sold                                                        10               10              44
-------------------------------------------------------------------------------------------------------------
     Total interest income                                           104,723           84,079          76,495

INTEREST EXPENSE:
Interest-bearing demand                                                  291              355             372
Money market accounts                                                  6,118            5,237           4,305
Savings accounts                                                          19               17              25
Time deposits of $100,000 or more                                      9,762            8,520           9,320
Other time deposits                                                    5,588            6,516           9,429
Other borrowings                                                       5,979            4,887           4,829
Subordinated debentures                                                4,489            3,079           2,398
-------------------------------------------------------------------------------------------------------------
     Total interest expense                                           32,246           28,611          30,678
-------------------------------------------------------------------------------------------------------------
Net interest income                                                   72,477           55,468          45,817

Provision for loan losses                                             12,982            8,522           5,443

OTHER INCOME:
Service charges and fees                                               9,898            9,293           8,216
Other noninterest income                                               1,002            1,068           1,004
Gain on sales of loans                                                 3,247            4,111           3,170
Gain (loss) on sales of investment securities                            (62)              28             328
-------------------------------------------------------------------------------------------------------------
     Total other income                                               14,085           14,500          12,718

OTHER EXPENSE:
Salaries and employee benefits                                        22,599           19,792          17,168
Occupancy                                                              9,223            8,107           7,119
FDIC and other insurance                                                 420              340             286
Other real estate                                                        242              215               2
General and administrative                                            11,928            9,994           8,744
-------------------------------------------------------------------------------------------------------------
     Total other expense                                              44,412           38,448          33,319
-------------------------------------------------------------------------------------------------------------
Income before taxes                                                   29,168           22,998          19,773
Taxes on income                                                       10,539            8,106           6,354
-------------------------------------------------------------------------------------------------------------
Net income                                                         $  18,629        $  14,892       $  13,419
=============================================================================================================

Basic earnings per common share (1)                                $    1.54        $    1.26       $    1.17
Diluted earnings per common share (1)                                   1.48             1.22            1.11
Cash dividends declared per share (1)                                   0.28             0.25            0.22

The accompanying notes are an integral part of this statement.

(1) All share and per share information has been restated to reflect the two-for-one stock split effected in the form of a stock dividend paid August 29, 2003.

                      SOUTHWEST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                         FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                 2004            2003            2002
--------------------------------------------------------------------------------------------------------------
Net income                                                           $ 18,629        $ 14,892        $ 13,419

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gain (loss) on available for
     sale securities                                                   (1,967)         (2,703)             42
Reclassification adjustment for (gains) losses
     arising during the period                                             62             (28)           (328)
--------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax                          (1,905)         (2,731)           (286)
Tax (expense) benefit related to items
     of other comprehensive income (loss)                                 748             890              98
--------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                          (1,157)         (1,841)           (188)
--------------------------------------------------------------------------------------------------------------
Comprehensive income                                                 $ 17,472        $ 13,051        $ 13,231
==============================================================================================================

The accompanying notes are an integral part of this statement.

                            SOUTHWEST BANCORP, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                             Accumulated                   Total
                                                                                                Other                      Share-
                                            Common Stock          Paid in       Retained    Comprehensive   Treasury      holders'
                                         Shares       Amount      Capital       Earnings    Income (Loss)    Stock         Equity
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)(1)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2002               12,243,042   $   12,243   $    6,387    $   69,838    $    2,389    $   (5,732)   $   85,125
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends:
     Common, $0.22 per share, and
        other dividends                      --           --           --          (2,533)         --            --          (2,533)
Common stock issued:
     Employee Stock Option Plan              --           --           (515)         --            --           1,913         1,398
     Employee Stock Purchase Plan            --           --             24          --            --              37            61
     Dividend Reinvestment Plan              --           --             15          --            --              35            50
Tax benefit related to exercise
     of stock options                        --           --            285          --            --            --             285
Other comprehensive income
     (loss), net of tax                      --           --           --            --            (188)         --            (188)
Treasury shares purchased                    --           --           --            --            --          (1,245)       (1,245)
Net income                                   --           --           --          13,419          --            --          13,419
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002             12,243,042       12,243        6,196        80,724         2,201        (4,992)       96,372
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends:
     Common, $0.25 per share, and
        other dividends                      --           --           --          (2,959)         --            --          (2,959)
Common stock issued:
     Employee Stock Option Plan              --           --           (424)         --            --           2,603         2,179
     Employee Stock Purchase Plan            --           --             31          --            --              28            59
     Dividend Reinvestment Plan              --           --             41          --            --              39            80
Tax benefit related to exercise
     of stock options                        --           --          1,153          --            --            --           1,153
Other comprehensive income
     (loss), net of tax                      --           --           --            --          (1,841)         --          (1,841)
Treasury shares purchased                    --           --           --            --            --            --            --
Net income                                   --           --           --          14,892          --            --          14,892
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003             12,243,042       12,243        6,997        92,657           360        (2,322)      109,935
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends:
     Common, $0.28 per share, and
        other dividends                      --           --           --          (3,381)         --            --          (3,381)
Common stock issued:
     Employee Stock Option Plan              --           --            380          --            --             901         1,281
     Employee Stock Purchase Plan            --           --             40          --            --              25            65
     Dividend Reinvestment Plan              --           --             57          --            --              36            93
Tax benefit related to exercise
     of stock options                        --           --            519          --            --            --             519
Other comprehensive income
     (loss), net of tax                      --           --           --            --          (1,157)         --          (1,157)
Treasury shares purchased                    --           --           --            --            --            --            --
Net income                                   --           --           --          18,629          --            --          18,629
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004             12,243,042   $   12,243   $    7,993    $  107,905    $     (797)   $   (1,360)   $  125,984
====================================================================================================================================


The accompanying notes are an integral part of this statement.

(1) All share and per share information has been restated to reflect the two-for-one stock split effected in the form of a stock dividend paid August 29, 2003.

                            SOUTHWEST BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                FOR THE YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                        2004           2003           2002
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                                  $  18,629      $  14,892      $  13,419
Adjustments to reconcile net income to net
     cash (used in) provided from operating activities:
         Provision for loan losses                                                             12,982          8,522          5,443
         Deferred taxes                                                                          (626)        (1,592)          (294)
         Depreciation and amortization expense                                                  2,607          2,745          2,510
         Amortization of premiums and accretion of
            discounts on securities, net                                                          164            227            (59)
         Amortization of intangibles                                                              327            398            202
         Tax benefit from exercise of stock options                                               519          1,153            285
         (Gain) Loss on sales/calls of securities                                                  62            (28)          (328)
         (Gain) Loss on sales of loans                                                         (3,247)        (4,111)        (3,170)
         (Gain) Loss on sales of premises/equipment                                               (11)           (53)          --
         (Gain) Loss on other real estate owned, net                                               63            108            (92)
         Proceeds from sales of residential mortgage loans                                     87,512        177,396        133,207
         Residential mortgage loans originated for resale                                     (86,838)      (169,694)      (134,705)
         Proceeds from sales of guaranteed student loans                                      537,246        278,119        117,703
         Government-guaranteed student loans originated for resale                           (672,900)      (396,920)      (153,938)
Changes in assets and liabilities:
     Accrued interest receivable                                                               (3,770)        (2,038)           874
     Other assets                                                                              (7,167)        (7,006)          (611)
     Income taxes payable                                                                        (584)         2,850           (195)
     Accrued interest payable                                                                   1,536         (1,123)         1,016
     Other liabilities                                                                          2,860          1,440            150
------------------------------------------------------------------------------------------------------------------------------------
         Net cash (used in) provided from operating activities                               (110,636)       (94,715)       (18,583)
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities                                           11,040          6,951         18,769
Proceeds from principal repayments, calls and maturities:
     Held to maturity securities                                                               13,400         15,210         19,533
     Available for sale securities                                                             77,679         86,332         71,707
Proceeds from redemptions of Federal Home Loan Bank stock                                        --             --            2,378
Purchases of Federal Home Loan Bank stock and Federal Reserve
     Bank stock                                                                                (2,188)        (2,217)        (1,529)
Purchases of held to maturity securities                                                         --             --           (2,093)
Purchases of available for sale securities                                                   (117,848)      (124,783)       (70,008)
Loans originated and principal repayments, net                                               (189,733)       (99,996)      (135,147)
Purchases of premises and equipment                                                            (2,864)        (3,523)        (2,361)
Proceeds from sales of premises and equipment                                                     226          1,215             67
Proceeds from sales of other real estate owned                                                    734          1,860            922
------------------------------------------------------------------------------------------------------------------------------------
         Net cash (used in) provided from investing activities                               (209,554)      (118,951)       (97,762)
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                                           295,933        182,368        116,961
Net increase (decrease) in other borrowings                                                    16,215        (15,432)         3,915
Net proceeds from issuance of common stock                                                      1,439          2,318          1,509
Net proceeds from issuance of subordinated debentures                                            --           46,393           --
Purchases of treasury stock                                                                      --             --           (1,245)
Common stock dividends paid                                                                    (3,281)        (2,847)        (2,354)
------------------------------------------------------------------------------------------------------------------------------------
         Net cash (used in) provided from financing activities                                310,306        212,800        118,786
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                           (9,884)          (866)         2,441
CASH AND CASH EQUIVALENTS,
Beginning of period                                                                            33,981         34,847         32,406
------------------------------------------------------------------------------------------------------------------------------------
End of period                                                                               $  24,097      $  33,981      $  34,847
====================================================================================================================================

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002


1.       SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS - Southwest Bancorp, Inc. ("Southwest"), incorporated in 1981, is a financial holding company headquartered in Stillwater, Oklahoma engaged primarily in commercial and consumer banking services in the state of Oklahoma as well as Wichita and Kansas City, Kansas and the Dallas, Austin, and San Antonio, Texas areas and in student lending nationally. The accompanying consolidated financial statements include the accounts of Stillwater National Bank and Trust Company ("Stillwater National"), a national bank established in 1894, Business Consulting Group, Inc. ("BCG"), a business consulting company established in 2002, Healthcare Strategic Support, Inc. ("HSSI"), a healthcare consulting company established in 2003, SNB Bank of Wichita ("SNB Wichita"), a federal savings bank established in 2003, and consolidated subsidiaries of Stillwater National, including SNB Real Estate Holdings, Inc. and SNB REIT, Inc. Stillwater National, BCG, HSSI, and SNB Wichita are wholly owned, direct subsidiaries of Southwest. All significant intercompany balances and transactions have been eliminated in consolidation.

MANAGEMENT ESTIMATES - In preparing Southwest's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates shown on the consolidated statements of financial condition and revenues and expenses during the periods reported. Actual results could differ significantly from those estimates. Changes in economic conditions could affect the determination of material estimates such as the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, income taxes, and the fair value of financial instruments.

CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from depository institutions, and federal funds sold. Interest-bearing balances held at depository institutions were $1.5 million at December 31, 2004 and $1.2 million at December 31, 2003. Federal funds sold are sold for one-to-four day periods.

INVESTMENT SECURITIES - Investments in debt and equity securities are identified as held to maturity and available for sale based on management considerations of asset/liability strategy, changes in interest rates and prepayment risk, the need to increase capital, and other factors. Southwest has the ability and intent to hold to maturity its investment securities classified as held to maturity. Southwest had no investments held for trading purposes for any period presented. Under certain circumstances (including the deterioration of the issuer's creditworthiness, a change in tax law, or statutory or regulatory requirements), Southwest may change the investment security classification. The classifications Southwest utilizes determine the related accounting treatment for each category of investments. Available for sale securities are accounted for at fair value with unrealized gains or losses, net of taxes, excluded from operations and reported as accumulated other comprehensive income or loss. Held to maturity securities are accounted for at amortized cost.

All investment securities are adjusted for amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are recorded to operations over the contractual maturity or estimated life of the individual investment on the level yield method. Gain or loss on sale of investments is based upon the specific identification method. Income earned on Southwest's investments in state and political subdivisions generally is not subject to ordinary Federal income tax.

Southwest reviews all individual securities of which the fair values are below the book values on a regular basis. If it would be determined that Southwest did not have the ability and intent to hold these securities for a period of time sufficient for a forecasted market price recovery up to (or beyond) the cost of the investment, or to maturity when the full cost will be recovered, then an other than temporary loss would be recognized in the consolidated statements of operations.

Federal Reserve Bank ("FRB") and Federal Home Loan Bank ("FHLB") stock are not readily marketable, therefore these investments are carried at cost.

LOANS - Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Loan origination fees and certain costs of originated loans are amortized as an adjustment to the yield over the term of the loan. Net unamortized deferred loan fees were $2.3 million and $1.6 million at December 31, 2004 and 2003, respectively; no deferred loan fees or costs were recorded prior to 2003 as these amounts were not material. Southwest generally places loans, except for consumer loans, on nonaccrual when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. Interest accrual may also be discontinued earlier if, in management's opinion, collection is unlikely. Generally, consumer installment loans are not placed on nonaccrual, but are charged-off when they are five months past due. Accrued interest is written off when a loan is placed on nonaccrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. In general, accrued interest income on impaired loans is written off after the loan is 90 days past due; subsequent interest income is recorded when cash receipts are received from the borrower. Southwest identifies past due loans based on contractual terms on a loan by loan basis. Southwest originates real estate mortgage loans and guaranteed student loans for portfolio investment or sale in the secondary market. During the period of origination, real estate mortgage loans are designated as held either for investment purposes or sale. Mortgage loans held for sale are generally sold within a one-month period from loan closing at amounts approximating par value of the loans. Guaranteed student loans have typically been sold at the time the student withdraws from school, however, an increasing number of student loans are now being sold at the time the loan becomes fully disbursed, which could be within 90 to 180 days of origination. Real estate mortgage loans held for sale and guaranteed student loans are carried at the lower of cost or market. Gains or losses recognized upon the sale of loans are determined on a specific identification basis.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is established through a provision for loan losses charged to operations. Loan amounts which are determined to be uncollectible are charged against this allowance, and recoveries, if any, are added to the allowance. A loan is considered to be impaired when, based on current information and events, it is probable that Southwest will be unable to collect all amounts due according to the contractual terms of the loan agreement. The allowance for loan losses related to loans that are evaluated for impairment is based either on the discounted cash flows using the loan's initial effective interest rate or on the fair value of the collateral for certain collateral dependent loans. Smaller balance, homogeneous loans, including mortgage, student, and consumer, are collectively evaluated for impairment. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. All of Southwest's nonaccrual loans are considered to be impaired loans.

PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful life of each asset, which ranges from three to forty years. Southwest reviews the carrying value of long-lived assets used in operations when changes in events or circumstances indicate that the assets might have become impaired. This review initially includes a comparison of carrying value to the undiscounted cash flows estimated to be generated by those assets. If this review indicates that an asset is impaired, Southwest records a charge to operations to reduce the asset's carrying value to fair value, which is based on estimated discounted cash flows. Long-lived assets that are held for disposal are valued at the lower of the carrying amount or fair value less costs to sell.

OTHER REAL ESTATE OWNED - Other real estate owned is initially recorded at the lesser of the fair value less the estimated costs to sell the asset. Write-downs of carrying value required at the time of foreclosure are recorded as a charge to the allowance for loan losses. Costs related to the development of such real estate are capitalized, and costs related to holding the property are expensed. Foreclosed property is subject to periodic revaluation based upon estimates of fair value. In determining the valuation of other real estate owned, management obtains independent appraisals for significant properties. Valuation adjustments are provided, as necessary, by charges to operations. Profits and losses from sales of foreclosed property by Southwest are recognized as incurred.

INTANGIBLES - Intangibles consist of goodwill and mortgage servicing rights and are included in other assets in the consolidated statements of financial condition. Goodwill is not amortized, but is reviewed for impairment at least annually. Southwest's tests have indicated no impairment exists. The remaining capitalized amount of goodwill is not material. Loan servicing rights are capitalized based on estimated fair market value at the point of origination. The servicing rights are amortized on an individual loan by loan basis over the period of estimated net servicing income. Impairment of loan servicing rights is assessed based on the fair value of those rights. The capitalized amounts and amortization of the loan servicing rights is not material. Southwest reviews the carrying value of intangible assets annually for impairment. Assets are considered impaired when the balances are not recoverable from estimated future cash flows. At December 31, 2004 and 2003, Southwest had recorded cumulative amortization of $3.1 million and $2.8 million, respectively.

DEPOSITS - The total amount of time deposits with a minimum denomination of $100,000 was approximately $609.7 million and $358.1 million at December 31, 2004 and 2003, respectively. The total amount of overdrawn deposit accounts that were reclassified as loans at December 31, 2004 and 2003 was $1.3 million and $1.9 million, respectively. Time deposit maturities are as follows: $737.2 million in 2005, $49.9 million in 2006, $23.0 million in 2007, $33.9 million in 2008 and $27.0 million thereafter.

LOAN SERVICING INCOME - Southwest earns fees for servicing real estate mortgages and other loans owned by others. These fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as income when received.

TAXES ON INCOME - Southwest and its subsidiaries file consolidated income tax returns. Income tax expense is based on the results of operations, adjusted for permanent differences between items of income or expense reported in the financial statements and those reported for tax purposes. Under the liability method, deferred income taxes are determined based on the differences between the financial statement carrying amounts and the income tax bases of assets and liabilities. A valuation allowance will be established if it is more likely than not that some portion of the deferred tax asset will not be realized.

EARNINGS PER COMMON SHARE - Basic earnings per common share is computed based upon net income divided by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed based upon net income divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. For the years ended December 31, 2004, 2003, and 2002, Southwest had 2,500, zero, and 28,000 antidilutive options to purchase common shares, respectively. The following is a reconciliation of the common shares used in the calculations of basic and diluted earnings per common share:

-------------------------------------------------------------------------------------------------------
                                                               2004             2003             2002
-------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic earnings per share                                   12,060,842       11,798,810       11,490,166
EFFECT OF DILUTIVE SECURITIES:
Stock options                                                 487,217          360,810          561,952
-------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Diluted earnings per share                                 12,548,059       12,159,620       12,052,118
=======================================================================================================

STOCK OPTION PLAN - The Southwest Bancorp, Inc. 1994 Stock Option Plan and 1999 Stock Option Plan (the "Stock Plans") provide selected key employees with the opportunity to acquire common stock. The exercise price of all options granted under the Stock Plans is the fair market value on the grant date. Depending upon terms of the stock option agreements, stock options generally become exercisable on an annual basis and expire from five to ten years after the date of grant. Southwest applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Stock Plans; accordingly, no compensation expense has been recorded in the accompanying consolidated statements of operations. Had compensation cost for the Stock Plans been determined based upon the fair value of the options at their grant date as prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, Southwest's proforma data would have been as follows:

                                                                      For the Years Ended December 31,
-------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)                           2004         2003         2002
-------------------------------------------------------------------------------------------------------
Net income, as reported                                               $18,629      $14,892      $13,419
Less:  Proforma compensation expense related to options
     net of tax effects                                                   288          375          452
-------------------------------------------------------------------------------------------------------
Net income, proforma                                                  $18,341      $14,517      $12,967
=======================================================================================================

Earnings per common share
     Basic, as presented                                              $  1.54      $  1.26      $  1.17
     Basic, proforma                                                  $  1.52      $  1.23      $  1.13
     Diluted, as presented                                            $  1.48      $  1.22      $  1.11
     Diluted, proforma                                                $  1.46      $  1.19      $  1.08
Weighted average fair value at grant date                             $  2.62      $  2.34      $  2.41

The compensation cost is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                               For the Years Ended December 31,
                                              ----------------------------------
                                                 2004        2003        2002
                                              ----------------------------------
Expected dividend yield                          1.97%       1.78%       1.73%
Expected volatility                             25.21%      24.71%      25.40%
Risk-free interest rate                          4.74%       5.45%       5.70%
Expected option term (in years)                  7.82        8.49        8.87


The Stock Plan's activity follows:

                                                                     Weighted
                                                     Number of        Average
                                                      Options     Exercise Price
                                                     ---------------------------
Outstanding at December 31, 2001                     1,322,802      $     6.20
--------------------------------------------------------------------------------
     Granted                                           243,080           10.34
     Exercised                                        (259,234)           5.39
     Canceled/expired                                   (8,890)           7.64
--------------------------------------------------------------------------------
Outstanding at December 31, 2002                     1,297,758            7.12
--------------------------------------------------------------------------------
     Granted                                           153,588           11.72
     Exercised                                        (398,713)           5.46
     Canceled/expired                                  (18,150)           8.07
--------------------------------------------------------------------------------
Outstanding at December 31, 2003                     1,034,483            8.43
--------------------------------------------------------------------------------
     Granted                                           123,402           17.09
     Exercised                                        (140,726)           7.86
     Canceled/expired                                  (27,447)           9.44
--------------------------------------------------------------------------------
Outstanding at December 31, 2004                       989,712      $     9.56
================================================================================

Total exercisable at December 31, 2002                 610,159      $     6.58
Total exercisable at December 31, 2003                 502,612      $     8.40
Total exercisable at December 31, 2004                 623,333      $     9.44

At December 31, 2004, Southwest had reserved 2,886,566 shares under the Stock Plans, and had 989,712 shares under option. The following summarizes the information concerning options outstanding and exercisable at December 31, 2004.

  Number of          Range of         Weighted Average        Weighted                           Exercisable
   Options           Exercise             Remaining           Average           Number         Weighted Average
 Outstanding          Prices          Contractual Life     Exercise Price     Exercisable       Exercise Price
---------------------------------------------------------------------------------------------------------------
   162,870       $ 5.20 - $ 6.49             5.1               $ 5.38            81,870             $ 5.35
   204,225       $ 7.10 - $ 7.32             4.6               $ 7.13           117,225             $ 7.13
   311,639       $ 8.24 - $ 9.38             3.0               $ 8.93           234,389             $ 9.01
   129,576       $10.11 - $11.73             3.1               $11.60            87,285             $11.54
    58,000       $12.32 - $13.17             2.2               $12.64            58,000             $12.64
   120,902       $16.79 - $18.97             4.1               $16.91            43,730             $16.90
     2,500           $25.93                  5.0               $25.93               834             $25.93

COMPREHENSIVE INCOME - The Company's comprehensive income (net income plus all other changes in shareholders' equity from non-equity sources) consists of its net income and unrealized holding gains (losses) in its available for sale securities.

TRUST - Southwest offers trust services to customers through its relationship with the Heritage Trust Company, a trust services company. Property (other than cash on deposit) held by Southwest in a fiduciary or agency capacity for its customers is not included in the consolidated statements of financial condition as it is not an asset or liability of Southwest.

LIQUIDITY - Stillwater National is required by the Federal Reserve Bank to maintain average reserve balances. Cash and due from banks in the consolidated statements of financial condition include restricted amounts of $471,000 and $413,000 at December 31, 2004 and 2003, respectively.

RECLASSIFICATIONS - Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

2.       INVESTMENT SECURITIES

A summary of the amortized cost and fair values of investment securities follows:

                                                                         At December 31, 2004
------------------------------------------------------------------------------------------------------------
                                                          Amortized        Gross Unrealized          Fair
(Dollars in thousands)                                       Cost          Gains       Losses        Value
------------------------------------------------------------------------------------------------------------
Held to Maturity:
U.S. Government and agency obligations                     $  1,028       $ --         $    4       $  1,024
Obligations of state and political subdivisions               1,467           18         --            1,485
------------------------------------------------------------------------------------------------------------
     Total                                                 $  2,495       $   18       $    4       $  2,509
============================================================================================================

Available for Sale:
U.S. Government and agency obligations                     $178,330       $   94       $1,499       $176,925
Obligations of state and political subdivisions               3,930           80         --            4,010
Mortgage-backed securities                                   17,612           56          103         17,565
Equity securities                                             5,521          113           42          5,592
------------------------------------------------------------------------------------------------------------
     Total                                                 $205,393       $  343       $1,644       $204,092
============================================================================================================

                                                                         At December 31, 2003
------------------------------------------------------------------------------------------------------------
                                                          Amortized        Gross Unrealized          Fair
(Dollars in thousands)                                       Cost          Gains       Losses        Value
------------------------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
Held to Maturity:
U.S. Government and agency obligations                     $  5,047       $   57       $ --         $  5,104
Obligations of state and political subdivisions              10,869          171         --           11,040
------------------------------------------------------------------------------------------------------------
     Total                                                 $ 15,916       $  228       $ --         $ 16,144
============================================================================================================

Available for Sale:
U.S. Government and agency obligations                     $148,002       $  904       $  609       $148,297
Obligations of state and political subdivisions               3,930          198         --            4,128
Mortgage-backed securities                                   19,581          183           83         19,681
Equity securities                                             4,957          117          106          4,968
------------------------------------------------------------------------------------------------------------
     Total                                                 $176,470       $1,402       $  798       $177,074
============================================================================================================

Gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2004 are as follows:


                                                                                           Continuous Unrealized Losses
                                                                                                  Existing for:
                                                                                           ----------------------------
                                                                                                                           Total
                                                                                  Fair       Less Than     More Than     Unrealized
(Dollars in thousands)                                                            Value      12 Months     12 Months       Losses
-----------------------------------------------------------------------------------------------------------------------------------
Held to Maturity:
U.S. Government and agency obligations                                          $  1,024     $     (4)     $     --      $     (4)
Obligations of state and political subdivisions                                    1,485           --            --            --
-----------------------------------------------------------------------------------------------------------------------------------
     Total                                                                      $  2,509     $     (4)     $     --      $     (4)
===================================================================================================================================
Available for Sale:
U.S. Government and agency obligations                                          $176,925     $ (1,138)     $   (361)     $ (1,499)
Obligations of state and political subdivisions                                    4,010           --            --            --
Mortgage-backed securities                                                        17,565          (98)           (5)         (103)
Equity securities                                                                  5,592          (11)          (31)          (42)
-----------------------------------------------------------------------------------------------------------------------------------
     Total                                                                      $204,092     $ (1,247)     $   (397)     $ (1,644)
===================================================================================================================================

Southwest has reviewed all these securities on an individual basis. Southwest has the ability and intent to hold these securities for a period of time sufficient for a forecasted market price recovery up to (or beyond) the cost of the investment, or to maturity when the full cost will be recovered and, therefore, has determined that none of the losses are other than temporary.


As required by law, investment securities are pledged to secure public and trust deposits, as well as the Sweep Agreement product and borrowings from the FHLB. Securities with an amortized cost of $192.9 million and $170.8 million were pledged to meet such requirements of $75.9 million and $80.1 million at December 31, 2004 and 2003, respectively. Any amount overpledged can be released at any time.

A comparison of the amortized cost and approximate fair value of Southwest's debt securities by maturity date at December 31, 2004 follows in the next table.

                                                                         Available for Sale                 Held to Maturity
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Amortized           Fair          Amortized          Fair
(Dollars in thousands)                                                  Cost            Value             Cost            Value
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        (dollars in thousands)
One year or less                                                      $ 28,562        $ 28,491        $  1,467        $  1,485
Two years through five years                                           174,146         172,882           1,028           1,024
Five years through ten years                                                --              --              --              --
More than ten years                                                      2,685           2,719              --              --
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                            $205,393        $204,092        $  2,495        $  2,509
====================================================================================================================================

Gross realized gains (losses) on sales of investment securities were $(62,000), $28,000, and $328,000 during 2004, 2003, and 2002, respectively. The gross proceeds from such sales of investment securities totaled approximately $11.0 million, $7.0 million, and $18.8 million during 2004, 2003, and 2002, respectively. A portion of the gain on sales of investment securities during 2004, 2003, and 2002 occurred when securities classified as "held to maturity" and "available for sale", originally purchased at a discount, were called prior to their stated maturity dates.

3.       LOANS

Major classifications of loans are as follows:

                                                                                                           At December 31,
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                                   2004                 2003
------------------------------------------------------------------------------------------------------------------------------------
Real estate mortgage:
     Commercial                                                                                   $   523,358          $   402,596
     One-to-four family residential                                                                    87,858               83,250
Real estate construction                                                                              248,278              230,292
Commercial                                                                                            390,272              355,965
Installment and consumer:
     Guaranteed student loans                                                                         348,970              211,546
     Other                                                                                             25,139               25,187
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    1,623,875            1,308,836
Allowance for loan losses                                                                             (19,944)             (15,848)
------------------------------------------------------------------------------------------------------------------------------------
Total loans, net                                                                                  $ 1,603,931          $ 1,292,988
====================================================================================================================================

Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas which subjects the loan portfolio to the general economic conditions within these areas. At December 31, 2004 and 2003, substantially all of Southwest's loans were collateralized with real estate, inventory, accounts receivable and/or other assets, or are guaranteed by agencies of the United States Government or, in the case of private student loans, insured by a private insurer.

Loans to individuals and businesses in the healthcare industry totaled $383.2 million, or 24% of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry of more than 5% of total loans. In the event of total nonperformance by the borrowers or guarantors, Southwest's accounting loss would be limited to the recorded investment in the loans reduced by proceeds received from disposition of the related collateral.

Southwest had loans which were held for sale of $354.6 million and $218.4 million at December 31, 2004 and 2003, respectively. These loans are carried at the lower of cost or market. Guaranteed student loans are generally sold to a single servicer. A substantial portion of the one-to-four family residential loans and loan servicing rights are sold to five servicers.

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $22.1 million and $14.5 million at December 31, 2004 and 2003, respectively. If interest on those loans had been accrued, the interest income as reported in the accompanying consolidated statements of operations would have increased by approximately $810,000, $802,000, and $749,000, for 2004, 2003, and 2002, respectively.

The unpaid principal balance of real estate mortgage loans serviced for others totaled $125.4 million and $124.4 million at December 31, 2004 and 2003, respectively. Southwest maintained escrow accounts totaling $629,000 and $468,000 for real estate mortgage loans serviced for others at December 31, 2004 and 2003, respectively.

The following table sets forth the remaining maturities for certain loan categories at December 31, 2004. Student loans that do not have stated maturities are treated as due in one year or less. Real estate construction includes certain loans which will convert to permanent financing at the point when construction is completed; these loans are reported according to their final maturity.

                                                                  One year           One to             Over
(Dollars in thousands)                                             or less         five years        five years           Total
------------------------------------------------------------------------------------------------------------------------------------
Real estate mortgage:
     Commercial                                                  $   63,955       $  281,986        $  177,417         $  523,358
     One-to-four family residential                                  11,548           38,843            37,467             87,858
Real estate construction                                             98,902          100,903            48,473            248,278
Commercial                                                          148,185          136,626           105,461            390,272
Installment and consumer:
     Guaranteed student loans                                       348,970               --                --            348,970
     Other                                                           10,147           14,208               784             25,139
------------------------------------------------------------------------------------------------------------------------------------
          Total                                                  $  681,707       $  572,566        $  369,602         $1,623,875
====================================================================================================================================

The following table sets forth at December 31, 2004 the dollar amount of all loans due more than one year after December 31, 2004.

------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                  Fixed           Variable          Total
------------------------------------------------------------------------------------------------------------------------------------
Real estate mortgage:
     Commercial                                                                       $ 25,409         $433,994         $459,403
     One-to-four family residential                                                     26,174           50,136           76,310
Real estate construction                                                                 8,369          141,007          149,376
Commercial                                                                              31,054          211,033          242,087
Installment and consumer                                                                 6,640            8,352           14,992
------------------------------------------------------------------------------------------------------------------------------------
          Total                                                                       $ 97,646         $844,522         $942,168
====================================================================================================================================

The allowance for loan losses is summarized as follows:

                                                                                           For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                   2004             2003               2002
------------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                    $ 15,848         $ 11,888           $ 11,492
Provision for loan losses                                                              12,982            8,522              5,443
Loans charged off                                                                     (10,034)          (5,077)            (5,396)
Recoveries                                                                              1,148              515                349
------------------------------------------------------------------------------------------------------------------------------------
         Total                                                                       $ 19,944         $ 15,848           $ 11,888
====================================================================================================================================

As of December 31, 2004 and 2003, impaired loans totaled $22.2 million and $14.5 million and had a related allowance for loan loss of $4.7 million and $2.2 million, respectively. The average balance of impaired loans totaled $9.0 million and $12.9 million for the years ended December 31, 2004 and 2003, respectively. Interest income recognized on impaired loans totaled $58,000, $11,000, and $241,000, respectively, for the years ended December 31, 2004, 2003, and 2002.

Directors and officers of Southwest, Stillwater National, and SNB Wichita were customers of, and had transactions with, Southwest in the ordinary course of business, and similar transactions are expected in the future. All loans included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of loss or present other unfavorable features. Certain directors, and companies in which they have ownership interests, had indebtedness to Southwest totaling $1.4 million, $1.8 million, and $2.6 million at December 31, 2004, 2003 and 2002, respectively. During 2004, $2.0 million of new loans and advances on existing loans were made to these persons and repayments totaled $2.4 million.

4.       PREMISES AND EQUIPMENT

These consist of the following:

                                                                                                            At December 31,
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                                    2004              2003
------------------------------------------------------------------------------------------------------------------------------------
Land                                                                                                  $  4,530          $  4,530
Buildings and improvements                                                                              11,196            11,188
Furniture, fixtures, and equipment                                                                      24,709            22,594
Construction/Remodeling in progress                                                                        261               214
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        40,696            38,526
Accumulated depreciation and amortization                                                              (20,836)          (18,708)
------------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                           $ 19,860          $ 19,818
====================================================================================================================================


5.       OTHER BORROWED FUNDS

During 2004, the only categories of other borrowings whose averages exceeded 30% of ending shareholders' equity were repurchase agreements and funds borrowed from the FHLB.

                                                                                                        At December 31,
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                        2004            2003            2002
------------------------------------------------------------------------------------------------------------------------------------
AMOUNTS OUTSTANDING AT END OF PERIOD:
Treasury, tax and loan note option                                                        $  2,359        $  2,490        $  2,500
Federal funds purchased and securities sold
     under repurchase agreements                                                            60,006          61,335          67,895
Borrowed from the Federal Home Loan Bank                                                   137,700         120,025         128,887
Other                                                                                           --              --              --

WEIGHTED AVERAGE RATE OUTSTANDING AT END OF PERIOD:
Treasury, tax and loan note option                                                            1.87%           0.73%           0.99%
Federal funds purchased and securities sold
     under repurchase agreements                                                              1.59            0.71            1.25
Borrowed from the Federal Home Loan Bank                                                      3.54            3.36            3.28
Other                                                                                           --              --              --

MAXIMUM AMOUNTS OF BORROWINGS OUTSTANDING
AT ANY MONTH-END:
Treasury, tax and loan note option                                                        $  2,500        $  2,500        $  2,500
Federal funds purchased and securities sold
     under repurchase agreements                                                           111,359          97,893          77,994
Borrowed from the Federal Home Loan Bank                                                   189,788         166,500         141,500
Other                                                                                           --              --             250

                                                                                                        At December 31,
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                        2004             2003           2002
------------------------------------------------------------------------------------------------------------------------------------
APPROXIMATE AVERAGE SHORT-TERM BORROWINGS
OUTSTANDING FOR THE YEAR:
Treasury, tax and loan note option                                                        $    758        $    752        $  1,415
Federal funds purchased and securities sold
     under repurchase agreements                                                            85,680          64,927          48,608
Borrowed from the Federal Home Loan Bank                                                   165,693         134,794         115,684
Other                                                                                           --              --              38

APPROXIMATE WEIGHTED AVERAGE RATE FOR THE YEAR:
Treasury, tax and loan note option                                                            1.12%           0.91%           1.46%
Federal funds purchased and securities sold
     under repurchase agreements                                                              1.22            0.84            1.22
Borrowed from the Federal Home Loan Bank                                                      2.97            3.22            3.64
Other                                                                                           --              --            4.38

Southwest has entered into an agreement with the FHLB to obtain advances from the FHLB from time to time. The terms of the agreement are set forth in the Advance, Pledge and Security Agreement (the "Agreement"). The FHLB requires that Southwest pledge collateral on such advances. Under the terms of the Agreement, the discounted value of the collateral, as defined by the FHLB, should at all times be at least equal to the amount borrowed by Southwest. Such advances outstanding are subject to a blanket collateral arrangement, which requires the pledging of eligible collateral to secure such advances. Such collateral principally includes certain loans and securities. At December 31, 2004 and 2003, loans pledged under the Agreement were $460.6 million and $454.1 million and investment securities (at carrying value) were $86.1 million and $48.3 million, respectively.

Southwest has available various forms of other borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, and borrowings from the FRB, the Student Loan Marketing Association ("SLMA"), the F&M Bank of Tulsa ("F&M") and the FHLB. Southwest has a $2.5 million line of credit from F&M, none of which was outstanding at December 31, 2004. Southwest also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $2.4 million at December 31, 2004. Southwest has approved federal funds purchase lines totaling $325.5 million with five financial entities; the outstanding balance on these lines totaled $21.5 million at December 31, 2004. In addition, Southwest has available a $35.0 million line of credit from the SLMA and a $348.4 million line of credit from the FHLB. Borrowings under the SLMA line would be secured by student loans. Borrowings under the FHLB line are secured by all unpledged securities and other loans. The SLMA line expires April 20, 2007; no amount was outstanding on this line at December 31, 2004. The FHLB line of credit had an outstanding balance of $137.7 million at December 31, 2004 and maturities as follows: $76.2 million in 2005, $15.0 million in 2006, $0 in 2007, $0 in 2008, $15.0 million in 2009, and $31.5 million after 2009. Southwest also has available unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Morgan Stanley & Co., Inc., Citigroup Global Markets, Inc., Wachovia Securities LLC, UBS Financial Services, Inc., RBC Capital Markets Corp., and CountryWide Securities that total $1.2 billion. In conjunction with these lines of credit, $425.4 million in retail certificates of deposit were included in total deposits at December 31, 2004.

Southwest sells securities under agreements to repurchase with Southwest retaining custody of the collateral. Collateral consists of direct obligations of U.S. Government Agency issues, which are designated as pledged with Southwest's safekeeping agent. The type of collateral required, the retention of the collateral, and the security sold minimize Southwest's risk of exposure to loss. These transactions are for one-to-four day periods. At December 31, 2004, no repurchase agreements to any one entity totaled more than 10% of equity capital.

6.       SUBORDINATED DEBENTURES

On June 4, 1997, SBI Capital Trust, a newly-formed subsidiary of Southwest, issued its 9.30% Cumulative Trust Preferred Securities (the "SBI Capital Trust Preferred") in an underwritten public offering. Proceeds of the SBI Capital Trust Preferred totaling $25,786,500 were invested in the 9.30% Subordinated Debentures (the "SBI Capital Subordinated Debentures") of Southwest. After deducting underwriter's compensation and other expenses of the offering, the net proceeds were available to Southwest to increase capital and for general corporate purposes, including use in investment and lending activities, and the redemption of Southwest's 9.20% Redeemable Cumulative Preferred Stock, Series A (the "Series A Preferred Stock"). Interest payments on the SBI Capital Subordinated Debentures are deductible for federal income tax purposes.

The SBI Capital Trust Preferred and the SBI Capital Subordinated Debentures each mature on July 31, 2027. If certain conditions are met, the maturity dates of the SBI Capital Trust Preferred and the SBI Capital Subordinated Debentures may be shortened to a date as early as within 2004, or extended to a date not later than July 31, 2036. The SBI Capital Trust Preferred and the SBI Capital Subordinated Debentures also may be redeemed prior to maturity if certain events occur. The SBI Capital Trust Preferred is subject to mandatory redemption, in whole or in part, upon repayment of the SBI Capital Subordinated Debentures at maturity or their earlier redemption. Southwest also has the right, if certain conditions are met, to defer payment of interest on the SBI Capital Subordinated Debentures, which would result in a deferral of dividend payments on the SBI Capital Trust Preferred, at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period.

On June 26, 2003, OKSB Statutory Trust I, a newly-formed subsidiary of Southwest, issued its Floating Rate Capital Securities (the "OKSB Trust Preferred") in a private placement. Proceeds of the OKSB Trust Preferred totaling $20,619,000 were invested in the Floating Rate Junior Subordinated Deferrable Interest Debentures (the "OKSB Subordinated Debentures") of Southwest. After deducting underwriter's compensation and other expenses of the offering, the net proceeds were available to Southwest to increase capital and for general corporate purposes. Interest payments on the OKSB Subordinated Debentures are deductible for federal income tax purposes.

The OKSB Trust Preferred and the OKSB Subordinated Debentures each mature on June 26, 2033. If certain conditions are met, the maturity dates of the OKSB Trust Preferred and the OKSB Subordinated Debentures may be shortened to a date not earlier than June 26, 2008. The OKSB Trust Preferred and the OKSB Subordinated Debentures also may be redeemed prior to maturity if certain events occur. The OKSB Trust Preferred is subject to mandatory redemption, in whole or in part, upon repayment of the OKSB Subordinated Debentures at maturity or their earlier redemption. Southwest also has the right, if certain conditions are met, to defer payment of interest on the OKSB Subordinated Debentures, which would result in a deferral of dividend payments on the OKSB Trust Preferred, at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period.

On October 14, 2003, SBI Capital Trust II, a newly-formed subsidiary of Southwest, issued its Floating Rate Trust Preferred Securities (the "SBI II Trust Preferred") in a private placement. Proceeds of the SBI II Trust Preferred totaling $25,774,000 were invested in the Floating Rate Junior Subordinated Deferrable Interest Debentures (the "SBI II Subordinated Debentures") of Southwest. The proceeds were available to Southwest to increase capital and for general corporate purposes. Interest payments on the SBI II Subordinated Debentures are deductible for federal income tax purposes.

The SBI II Trust Preferred and the SBI II Subordinated Debentures each mature on October 7, 2033. If certain conditions are met, the maturity dates of the SBI II Trust Preferred and the SBI II Subordinated Debentures may be shortened to a date not earlier than October 7, 2008. The SBI II Trust Preferred and the SBI II Subordinated Debentures also may be redeemed prior to maturity if certain events occur. The SBI II Trust Preferred is subject to mandatory redemption, in whole or in part, upon repayment of the SBI II Subordinated Debentures at maturity or their earlier redemption. Southwest also has the right, if certain conditions are met, to defer payment of interest on the SBI II Subordinated Debentures, which would result in a deferral of dividend payments on the OKSB Trust Preferred, at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period.

Proceeds from the October trust preferred issuance are expected to be used to retire the $25.0 million in fixed rate trust preferred securities issued in 1997, which became subject to redemption by Southwest in the third quarter of 2002. As of December 31, 2004, the redemption would result in a charge to expense of approximately $583,000, net of tax benefit, upon retirement, however, management estimates that the redemption would have a net positive effect on net income within twelve months from redemption and thereafter. On March 1, 2005, the Federal Reserve adopted a final rule governing the continued qualification of trust preferred securities as Tier I capital of bank holding companies. Southwest is conferring with legal counsel and Federal Reserve staff to ensure that the OKSB and SBI II Trust Preferred will qualify for inclusion as Tier I capital under this new rule before redeeming the SBI Capital Trust Preferred issued in 1997.

Southwest, SBI Capital Trust, OKSB Statutory Trust I and SBI Capital Trust II believe that, taken together, the obligations of Southwest under the Trust Preferred Guarantee Agreements, the Amended and Restated Trust Agreements, the Subordinated Debentures, the Indentures and the Agreements as to Expenses and Liabilities, entered into in connection with the offering of the Trust Preferred and the Subordinated Debentures, in the aggregate constitute a full and unconditional guarantee by Southwest of the obligations of SBI Capital Trust, OKSB Statutory Trust I and SBI Capital Trust II under the Trust Preferred.

SBI Capital Trust is a Delaware business trust created for the purpose of issuing the SBI Trust Preferred and purchasing the SBI Subordinated Debentures, which are its sole assets. Southwest owns all of the 30,960 outstanding common securities, liquidation value $25 per share, of SBI Capital Trust.

OKSB Statutory Trust I is a Connecticut statutory trust created for the purpose of issuing the OKSB Trust Preferred and purchasing the OKSB Subordinated Debentures, which are its sole assets. Southwest owns all of the 619 outstanding common securities, liquidation value $1,000 per share, of OKSB Statutory Trust I.

SBI Capital Trust II is a Delaware statutory trust created for the purpose of issuing the SBI II Trust Preferred and purchasing the SBI II Subordinated Debentures, which are its sole assets. Southwest owns all of the 774 outstanding common securities, liquidation value $1,000 per share, of SBI Capital Trust II.

Each of the Trust Preferred meets the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Trust Preferred and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital. At December 31, 2004, $42.3 million of the Trust Preferred was included in Tier I capital.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The objective of this interpretation was to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 has required Southwest to de-consolidate its investments in SBI Capital Trust, OKSB Statutory Trust I, and SBI Capital Trust II (the "Trusts") in this Annual Report and all future reports. Due to this required de-consolidation, the Trust Preferred Securities are not presented on the Consolidated Statements of Financial Condition and the Subordinated Debentures are presented on the Consolidated Statements of Financial Condition as a separate liability category.

7.       INCOME TAXES

The components of taxes on income follow:

                                                                                           For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                        2004            2003            2002
------------------------------------------------------------------------------------------------------------------------------------
CURRENT TAX EXPENSE:
Federal                                                                                   $  9,921        $  8,577        $  6,642
State                                                                                        1,244           1,121               6
DEFERRED TAX EXPENSE (BENEFIT):
Federal                                                                                       (532)         (1,274)           (307)
State                                                                                          (94)           (318)             13
------------------------------------------------------------------------------------------------------------------------------------
Taxes on income                                                                           $ 10,539        $  8,106        $  6,354
====================================================================================================================================

The taxes on income reflected in the accompanying consolidated statements of operations differs from the expected U.S. Federal income tax rates for the following reasons:

                                                                                           For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                        2004            2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Computed tax expense at statutory rates                                                   $ 10,209        $  8,044        $  6,921
INCREASE (DECREASE) IN INCOME
     TAXES RESULTING FROM:
Benefit of income not subject to U.S. Federal
     income tax                                                                               (587)           (583)           (675)
State income taxes, net of Federal income
     tax benefit                                                                               747             522              12
Other                                                                                          170             123              96
------------------------------------------------------------------------------------------------------------------------------------
Taxes on income                                                                           $ 10,539        $  8,106        $  6,354
====================================================================================================================================

Deferred tax expense (benefit) relating to temporary differences includes the following components:

                                                                                           For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                        2004            2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                                 $(1,593)        $ (1,726)       $   (138)
Accumulated depreciation                                                                      828              347             (37)
Prepaid maintenance                                                                            39              239              --
Deferred compensation accrual                                                                  65              (73)             36
Mark-to-market adjustments                                                                     66             (389)             10
State tax on deferred items                                                                    --             (225)             28
Other                                                                                         (31)             235            (193)
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                     $  (626)        $ (1,592)       $   (294)
====================================================================================================================================

Net deferred tax assets of $6.4 million and $5.0 million at December 31, 2004 and 2003, respectively, are reflected in the accompanying Consolidated Statements of Financial Condition in other assets. There were no valuation allowances at December 31, 2004 or 2003. Temporary differences that give rise to the deferred tax assets (liabilities) include the following:

                                                                                                                At December 31,
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                                       2004             2003
------------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                                                 $  7,758        $  6,165
Accumulated depreciation                                                                                    (2,839)         (2,011)
Prepaid maintenance                                                                                           (278)           (239)
Deferred compensation accrual                                                                                  159             224
Mark-to-market adjustments                                                                                     750             816
State tax on deferred items                                                                                    281             281
Other                                                                                                           93              62
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             5,924           5,298
Deferred taxes (payable) receivable on
     investment securities available for sale                                                                  505            (243)
------------------------------------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                                                    $  6,429        $  5,055
====================================================================================================================================

8.       SHAREHOLDERS' EQUITY

On August 29, 2003, Southwest effected a two-for-one stock split of its common stock in the form of a dividend of 6,121,521 shares. Share and per share amounts in this report have been retroactively restated to reflect this stock split.

In April 2002, Southwest's Board of Directors (the "Board") authorized the repurchase of up to 5%, or 572,000 shares, of its outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under Southwest's dividend reinvestment, stock option, and employee benefit plans and for other corporate purposes. Additional one year programs were authorized by the Board in March 2003 and April 2004 with the Board authorizing the repurchase of up to another 5%, or approximately 560,000 and 500,000 shares, respectively. The additional repurchases were also to be made in connection with shares expected to be issued under Southwest's dividend reinvestment, stock option, and employee benefit plans, and for other corporate purposes. The share repurchases are expected to be made primarily on the open market from time to time until March 31, 2005, or earlier termination of the repurchase program by the Board. Repurchases under the program will be made at the discretion of management based upon market, business, legal, and other factors.

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

Southwest has reserved for issuance 600,000 shares of common stock pursuant to the terms of the Dividend Reinvestment and Employee Stock Purchase Plans. The Dividend Reinvestment Plan allows shareholders of record a convenient and economical method of increasing their equity ownership of Southwest. The Employee Stock Purchase Plan allows Company employees to acquire additional common shares through payroll deductions. Since July 1999, shares issued out of these plans have come from treasury shares. At December 31, 2004, 80,486 new shares had been issued and 64,276 treasury shares had been reissued by these plans.

9.       CAPITAL REQUIREMENTS

Southwest, Stillwater National and SNB Wichita are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Southwest's, Stillwater National's, and SNB Wichita's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Southwest, Stillwater National, and SNB Wichita must meet specific capital guidelines that involve quantitative measures of Southwest's, Stillwater National's, and SNB Wichita's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Southwest's, Stillwater National's, and SNB Wichita's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require Southwest, Stillwater National, and SNB Wichita to maintain minimum amounts and of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that Southwest, Stillwater National, and SNB Wichita met all capital adequacy requirements to which they are subject.

As of December 31, 2004 and 2003, the most recent notification from the Office of the Comptroller of the Currency ("OCC") categorized Stillwater National as well-capitalized under the regulatory framework for prompt corrective action. SNB Wichita began operating in November 2003. As of December 31, 2004, the notification from the Office of Thrift Supervision ("OTS") categorized SNB Wichita as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, Stillwater National and SNB Wichita must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since these notifications that management believes have changed Stillwater National's or SNB Wichita's categories.

Southwest's, Stillwater National's, and SNB Wichita's actual capital amounts and ratios are presented below.

                                                                                    To Be Well Capitalized
                                                                                   Under Prompt Corrective          For Capital
                                                                 Actual               Action Provisions          Adequacy Purposes
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                     Amount       Ratio        Amount        Ratio        Amount     Ratio
------------------------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 2004:
Total Capital (to risk-weighted assets)
     Southwest                                           $216,038       13.92%         N/A           N/A      $124,186     8.00%
     Stillwater National                                  177,433       11.69     $151,718         10.00%      121,374     8.00
     SNB Wichita                                            5,788       19.63        2,948         10.00%        2,358     8.00
Tier I Capital (to risk-weighted assets)
     Southwest                                            168,847       10.88          N/A           N/A        62,093     4.00
     Stillwater National                                  158,445       10.44       91,031          6.00        60,687     4.00
     SNB Wichita                                            5,471       18.56        1,769          6.00         1,179     4.00
Tier I Leverage (to average assets)
     Southwest                                            168,847        8.61          N/A           N/A        78,411     4.00
     Stillwater National                                  158,445        8.24       96,091          5.00        76,872     4.00
     SNB Wichita                                            5,471       15.82        1,730          5.00         1,384     4.00


AS OF DECEMBER 31, 2003:
Total Capital (to risk-weighted assets)
     Southwest                                           $195,254       14.90%         N/A           N/A      $104,828     8.00%
     Stillwater National                                  155,596       12.00     $129,651         10.00%      103,720     8.00
     SNB Wichita                                            5,940       71.02          836         10.00%          669     8.00
Tier I Capital (to risk-weighted assets)
     Southwest                                            145,906       11.13          N/A           N/A        52,414     4.00
     Stillwater National                                  139,835       10.79       77,790          6.00        51,860     4.00
     SNB Wichita                                            5,835       69.73          502          6.00           335     4.00
Tier I Leverage (to average assets)
     Southwest                                            145,906        9.32          N/A           N/A        62,627     4.00
     Stillwater National                                  139,835        8.96       78,072          5.00        62,458     4.00
     SNB Wichita                                            5,835      119.64          244          5.00           195     4.00

The approval of the Comptroller of the Currency is required if the total of all dividends declared by Stillwater National in any calendar year exceeds the total of its net profits of that year combined with its retained net profits of the preceding two years. In addition, Stillwater National may not pay a dividend if, after paying the dividend, Stillwater National would be under capitalized. Stillwater National's maximum amount of dividends available for payment totaled approximately $25.7 million at December 31, 2004. Dividends declared by Stillwater National for the years ended December 31, 2004, 2003, and 2002 did not exceed the threshold requiring regulatory approval.

The same dividend restrictions apply to SNB Wichita with approval required from the Office of Thrift Supervision. SNB Wichita had zero dividends available for payment at December 31, 2004 and 2003.

10.      EMPLOYEE BENEFITS

Southwest sponsors a noncontributory, defined contribution profit sharing plan intended to provide retirement benefits for employees of Southwest. The plan covers all employees who have completed one year of service and have attained the age of 21. The plan is subject to the Employee Retirement Income Security Act of 1974, as amended. Company contributions are made at the discretion of the Board of Directors; however, the annual contribution may not exceed 15% of the total annual compensation of all participants. Southwest made contributions of $1.8 million, $1.4 million, and $1.1 million in 2004, 2003, and 2002, respectively.

11.      OPERATING LEASES

Southwest leases certain equipment and facilities for its operations. Future minimum annual rental payments required under operating leases, net of sublease agreements, that have initial or remaining lease terms in excess of one year as of December 31, 2004 follow:

                  2005              $1,493,612
                  2006               1,398,032
                  2007               1,068,166
                  2008                 908,614
                  2009                 846,724
                  Thereafter         1,146,437

The total rental expense was $1.4 million, $1.3 million, and $1.1 million in 2004, 2003, and 2002, respectively.

12.      FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by Southwest using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts Southwest could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         CASH AND CASH EQUIVALENTS - For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

         INVESTMENT SECURITIES - The fair value of U.S. Government and agency obligations, other securities and mortgage-backed securities is estimated based on quoted market prices or dealer quotes. The fair value for other investments such as obligations of state and political subdivisions is estimated based on quoted market prices.

         LOANS - Fair values are estimated for certain homogeneous categories of loans adjusted for differences in loan characteristics. Southwest's loans have been aggregated by categories consisting of commercial, real estate, student, and other consumer. The fair value of loans is estimated by discounting the cash flows using credit and interest rate risks inherent in the loan category and interest rates currently offered for loans with similar terms and credit risks.

         ACCRUED INTEREST RECEIVABLE - The carrying amount is a reasonable estimate of fair value for accrued interest receivable.

         DEPOSITS - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the statement of financial condition date. The fair value of fixed maturity certificates of deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

         OTHER BORROWINGS - The fair values of other borrowings are the amounts payable at the statement of financial condition date, as the carrying amount is a reasonable estimate of fair value. Included in other borrowings are federal funds purchased, securities sold under agreements to repurchase, and treasury tax and loan demand notes.

         SUBORDINATED DEBENTURES - The fair value of the Subordinated Debentures is estimated based on quoted market prices or dealer quotes when available, or current book value when market prices are not available.

         OTHER LIABILITIES AND ACCRUED INTEREST PAYABLE - The estimated fair value of other liabilities, which primarily include trade accounts payable, and accrued interest payable approximates their carrying value.

         COMMITMENTS - Commitments to extend credit, standby letters of credit, and financial guarantees written or other items have short maturities and therefore have no significant fair values.

The carrying values and estimated fair values of Southwest's financial instruments follow:

                                              AT DECEMBER 31, 2004                At December 31, 2003
-------------------------------------------------------------------------------------------------------------
                                           Carrying            Fair            Carrying            Fair
(Dollars in thousands)                      Values            Values            Values            Values
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                $   24,097       $   24,097          $   33,981       $   33,981
Investment securities:
     Held to maturity                         2,495            2,509              15,916           16,144
     Available for sale                     204,092          204,092             177,074          177,074
     FRB and FHLB stock                      13,464           13,464              11,276           11,276
Total loans                               1,603,931        1,603,235           1,292,988        1,297,256
Accrued interest receivable                  15,091           15,091              11,321           11,321
Deposits                                  1,500,058        1,595,711           1,204,125        1,214,780
Accrued interest payable                      4,911            4,911               3,375            3,375
Other liabilities                             7,370            7,370               4,410            4,410
Short-term borrowings                       200,065          200,065             183,850          183,850
Subordinated debentures                      72,180           72,891              72,180           72,953
Commitments                                      --               --                  --               --


13.      FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, Southwest makes use of a number of different financial instruments to help meet the financial needs of its customers. In accordance with generally accepted accounting principles, these transactions are not presented in the accompanying consolidated financial statements and are referred to as off-balance sheet instruments. These transactions and activities include commitments to extend lines of commercial and real estate mortgage credit, and standby and commercial letters of credit.

The following table provides a summary of Southwest's off-balance sheet financial instruments:

                                                                                       At December 31,
---------------------------------------------------------------------------------------------------------
(Dollars in thousands                                                                 2004           2003
---------------------------------------------------------------------------------------------------------
Commitments to extend commercial and real estate mortgage credit                  $367,105       $475,151
Standby and commercial letters of credit                                             9,599          7,151
---------------------------------------------------------------------------------------------------------
     Total                                                                        $376,704       $482,302
=========================================================================================================

A loan commitment is a binding contract to lend up to a maximum amount for a specified period of time provided there is no violation of any financial, economic, or other terms of the contract. A standby letter of credit obligates Southwest to honor a financial commitment to a third party should Southwest's customer fail to perform. Many loan commitments and most standby letters of credit expire unfunded, and, therefore, total commitments do not represent future funding obligations of Southwest. Loan commitments and letters of credit are made under normal credit terms, including interest rates and collateral prevailing at the time, and usually require the payment of a fee by the customer. Commercial letters of credit are commitments generally issued to finance the movement of goods between buyers and sellers. Southwest's exposure to credit loss, assuming commitments are funded, in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. Southwest does not anticipate any material losses as a result of the commitments.

14.      COMMITMENTS AND CONTINGENCIES

In the normal course of business, Southwest is at all times subject to various pending and threatened legal actions. The relief or damages sought in some of these actions may be substantial. After reviewing pending and threatened actions with counsel, management considers that the outcome of such actions will not have a material adverse effect on Southwest's financial position; however, Southwest is not able to predict whether the outcome of such actions may or may not have a material adverse effect on results of operations in a particular future period as the timing and amount of any resolution of such actions and relationship to the future results of operations are not known.

At periodic intervals, the Federal Reserve Bank, the Office of the Comptroller of the Currency, and the Office of Thrift Supervision routinely examine Southwest's, Stillwater National's, and SNB Wichita's financial statements as part of their legally prescribed oversight of the banking industry. Based on these examinations, the regulators can direct that Southwest's, Stillwater National's, and SNB Wichita's financial statements be adjusted in accordance with their findings.

Southwest has adopted a Severance Compensation Plan (the "Plan") for the benefit of certain officers and key members of management. The Plan's purpose is to protect and retain certain qualified employees in the event of a change in control (as defined) and to reward those qualified employees for loyal service to Southwest by providing severance compensation to them upon their involuntary termination of employment after a change in control of Southwest. At December 31, 2004, Southwest has not recorded any amounts in the consolidated financial statements relating to the Plan. If a change of control were to occur, the maximum amount payable to certain officers and key members of management would approximate $3.3 million.

15.      SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                    For the Years Ended December 31,
-----------------------------------------------------------------------------------------------------
(Dollars in thousands)                                             2004           2003           2002
-----------------------------------------------------------------------------------------------------
Cash paid for interest                                          $30,710        $29,734        $29,662
Cash paid for taxes on income                                     8,300          8,681          6,600
Loans transferred to other real estate owned                      4,035          2,920            937


16.      OPERATING SEGMENTS

Southwest operates three principal segments: Oklahoma banking, Other states banking, and loans originated for sale in the secondary market ("Secondary market"). The Oklahoma banking segment consists of three operating units that provide lending and deposit services to customers in the state of Oklahoma. The Other states banking segment consists of two operating units that provide lending and deposit services to customers in the states of Texas and Kansas. The Secondary market segment consists of two operating units that provide guaranteed student lending services to post-secondary students in Oklahoma and several other states and residential mortgage lending services to customers in Oklahoma, Texas, and Kansas. Southwest's fund management unit is included in Other operations. The primary purpose of this unit is to manage Southwest's overall liquidity needs and interest rate risk. Each segment borrows funds from and provides funds to the funds management unit as needed to support their operations. The Other operations segment also includes SNB Investor Services and nonbank cash machine operations.

Southwest identifies reportable segments by type of service provided and geographic location. Operating results are adjusted for intercompany loan participations and borrowings, allocated service costs, and management fees.

The accounting policies of each reportable segment are the same as those of Southwest as described in Footnote 1. Expenses for consolidated back-office operations are allocated to operating segments based on estimated uses of those services. General overhead expenses such as executive administration, accounting, and internal audit are allocated based on the direct expense and/or deposit and loan volumes of the operating segment. Income tax expense for the operating segments is calculated essentially at the statutory rate. The parent company records the tax expense or benefit necessary to reconcile to the consolidated unit.

The following table summarizes financial results by operating segment:

                                                                          For the Year Ended December 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                          Oklahoma     Other States      Secondary         Other           Total
(Dollars in thousands)                                     Banking       Banking          Market        Operations        Company
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                      $   42,272      $   14,331      $   18,817      $   (2,943)      $   72,477
Provision for loan losses                                     8,881           4,101              --              --           12,982
Other income                                                  7,252             867           3,104           2,862           14,085
Other expenses                                               27,731           7,107           5,483           4,091           44,412
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                          12,912           3,990          16,438          (4,172)          29,168
Taxes on income                                               4,798           1,380           6,018          (1,657)          10,539
------------------------------------------------------------------------------------------------------------------------------------
Net income                                               $    8,114      $    2,610      $   10,420      $   (2,515)      $   18,629
====================================================================================================================================
Fixed asset expenditures                                 $      480      $      650      $        2      $    1,732       $    2,864
Total loans at period end                                   881,682         388,002         353,812             379        1,623,875
Total assets at period end                                  889,165         386,029         368,557         269,083        1,912,834

                                                                          For the Year Ended December 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                          Oklahoma     Other States      Secondary         Other           Total
(Dollars in thousands)                                     Banking       Banking          Market        Operations        Company
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                      $   41,977      $    8,475      $    9,679      $   (4,663)      $   55,468
Provision for loan losses                                     6,271           2,251              --              --            8,522
Other income                                                  6,642             408           4,206           3,244           14,500
Other expenses                                               25,617           3,880           5,085           3,866           38,448
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                          16,731           2,752           8,800          (5,285)          22,998
Taxes on income                                               6,040             936           3,240          (2,110)           8,106
------------------------------------------------------------------------------------------------------------------------------------
Net income                                               $   10,691      $    1,816      $    5,560      $   (3,175)      $   14,892
====================================================================================================================================
Fixed asset expenditures                                 $      538      $    1,548      $       89      $    1,348       $    3,523
Total loans at period end                                   865,688         228,620         214,377             151        1,308,836
Total assets at period end                                  878,627         230,977         220,346         250,775        1,580,725

                                                                          For the Year Ended December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                          Oklahoma     Other States      Secondary         Other           Total
(Dollars in thousands)                                     Banking       Banking          Market        Operations        Company
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                     $   40,141      $      283       $    4,763      $      630       $   45,817
Provision for loan losses                                    4,684              76               --             683            5,443
Other income                                                 5,840              --            3,187           3,691           12,718
Other expenses                                              25,497             440            3,320           4,062           33,319
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                         15,800            (233)           4,630            (424)          19,773
Taxes on income                                              5,192             (76)           1,646            (408)           6,354
------------------------------------------------------------------------------------------------------------------------------------
Net income                                              $   10,608      $     (157)      $    2,984      $      (16)      $   13,419
====================================================================================================================================
Fixed asset expenditures                                $      825      $      211       $        3      $    1,322       $    2,361
Total loans at period end                                  878,959          91,399          130,661              93        1,101,112
Total assets at period end                                 889,965          92,498          134,556         233,535        1,350,554

17.      PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Following are the condensed financial statements of Southwest Bancorp, Inc. ("Parent Company only") for the periods indicated:

                                                                                                                   At December 31,
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                                            2004          2003
------------------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF FINANCIAL CONDITION
ASSETS:
Cash and due from banks                                                                                       $ 30,459      $ 28,209
Investment in subsidiary bank                                                                                  157,952       140,475
Investments in other subsidiaries                                                                                7,618         8,001
Investment securities, available for sale                                                                        2,860         2,875
Loans, net of allowance for loan losses of $0 (2003) and $0 (2002)                                                 151           151
Other assets                                                                                                     3,008         5,467
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                                                                    $202,048      $185,178
====================================================================================================================================

LIABILITIES:
Subordinated debentures                                                                                       $ 72,180      $ 72,180
Other liabilities                                                                                                3,884         3,063
SHAREHOLDERS' EQUITY:
Common stock and related accounts                                                                              125,984       109,935
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                                                                    $202,048      $185,178
====================================================================================================================================

                                                                                                   For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                               2004         2003         2002
------------------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
INCOME:
Cash dividends from subsidiaries                                                                 $  3,335     $  3,893     $  4,472
Other income                                                                                        1,301        1,023          375
Investment income                                                                                     346          133           43
Interest and fees on loans                                                                             18           15           (7)
Security gains (losses)                                                                                --           --            1
------------------------------------------------------------------------------------------------------------------------------------
      Total income                                                                                  5,000        5,064        4,884

EXPENSE:
Interest on subordinated debentures                                                                 4,489        3,079        2,398
Provision for loan losses                                                                              --           --          146
Other expense                                                                                       1,924        2,015          957
------------------------------------------------------------------------------------------------------------------------------------
     Total expense                                                                                  6,413        5,094        3,501
------------------------------------------------------------------------------------------------------------------------------------
     Total income (loss) before taxes and equity in
         undistributed income of subsidiaries                                                      (1,413)         (30)       1,383
Taxes on income                                                                                    (1,799)      (1,488)      (1,137)
------------------------------------------------------------------------------------------------------------------------------------
     Income before equity in undistributed
         income of subsidiaries                                                                       386        1,458        2,520
Equity in undistributed income of subsidiaries                                                     18,243       13,434       10,899
------------------------------------------------------------------------------------------------------------------------------------
         Net income                                                                              $ 18,629     $ 14,892     $ 13,419
====================================================================================================================================

                                                                                                    For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)                                                                                 2004        2003        2002
------------------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
OPERATING ACTIVITIES:
Net income                                                                                         $ 18,629    $ 14,892    $ 13,419
Equity in undistributed income of subsidiaries                                                      (18,243)    (13,434)    (10,899)
Provision for loan losses                                                                                --          --         146
Other, net                                                                                            3,705          47         (40)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                             4,091       1,505       2,626
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Available for sale securities:
     Purchases                                                                                           --      (2,900)       (400)
     Sales                                                                                               --          --          --
     Maturities                                                                                          --         900         409
Loans originated and principal repayments, net                                                           --         (58)       (239)
Capital contribution to Bank                                                                             --     (11,000)         --
Capital contribution to other subsidiaries                                                               --      (7,393)         --
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                                      --     (20,451)       (230)
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                                   --          --          --
Net increase (decrease) in deposits                                                                      --          --          --
Net increase (decrease) in short-term borrowings                                                         --          --          --
Net proceeds from issuance of common stock                                                            1,439       2,318       1,509
Proceeds from issuance of subordinated debentures                                                        --      46,393          --
Purchases of treasury stock                                                                              --          --      (1,245)
Cash dividends paid on common stock                                                                  (3,280)     (2,846)     (2,353)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                                  (1,841)     45,865      (2,089)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                                  2,250      26,919         307
Cash and cash equivalents,
     Beginning of year                                                                               28,209       1,290         983
------------------------------------------------------------------------------------------------------------------------------------
     End of year                                                                                   $ 30,459    $ 28,209    $  1,290
====================================================================================================================================

18.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                           For the Quarter Ended
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)                             12-31-04         09-30-04       06-30-04        03-31-04
------------------------------------------------------------------------------------------------------------------------------------
OPERATIONS DATA
Interest income                                                          $    30,333     $    27,209     $    24,423     $    22,758
Interest expense                                                               9,509           8,239           7,358           7,140
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                           20,824          18,970          17,065          15,618
Provision for loan losses                                                      4,882           3,900           2,551           1,649
Gain on sales of securities and loans                                            908             963             707             607
Other income                                                                   2,855           2,957           2,577           2,511
Other expenses                                                                12,061          11,237          10,602          10,512
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                                            7,644           7,753           7,196           6,575
Taxes on income                                                                2,676           2,898           2,592           2,373
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                               $     4,968     $     4,855     $     4,604     $     4,202
====================================================================================================================================
PER SHARE DATA (1)
Basic earnings per common share                                          $      0.41     $      0.40     $      0.38     $      0.35
Diluted earnings per common share                                               0.39            0.39            0.36            0.34
Dividends declared per common share                                             0.07            0.07            0.07            0.07
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                     12,091,688      12,081,379      12,074,336      11,995,400
Diluted                                                                   12,650,601      12,547,962      12,504,682      12,463,367

                                                                                            For the Quarter Ended
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)                              12-31-03        09-30-03       06-30-03        03-31-03
------------------------------------------------------------------------------------------------------------------------------------
OPERATIONS DATA
Interest income                                                          $    21,791     $    21,176     $    21,313     $    19,799
Interest expense                                                               7,107           6,974           7,308           7,222
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                           14,684          14,202          14,005          12,577
Provision for loan losses                                                      2,074           2,726           2,000           1,722
Gain on sales of securities and loans                                            954           1,159           1,087             939
Other income                                                                   2,675           2,632           2,511           2,543
Other expenses                                                                10,360           9,901           9,293           8,894
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                                            5,879           5,366           6,310           5,443
Taxes on income                                                                1,956           1,943           2,277           1,930
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                               $     3,923     $     3,423     $     4,033     $     3,513
====================================================================================================================================
PER SHARE DATA (1)
Basic earnings per common share                                          $      0.33     $      0.30     $      0.33     $      0.30
Diluted earnings per common share                                               0.32            0.28            0.33            0.29
Dividends declared per common share                                             0.06            0.06            0.06            0.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                     11,905,084      11,839,891      11,792,068      11,654,998
Diluted                                                                   12,329,963      12,398,000      12,199,100      12,124,972

(1) All share and per share information has been restated to reflect the two-for-one stock split effected in the form of a stock dividend paid August 29, 2003.

19.      ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.

Generally, the approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date, and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.
2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented, or (b) prior interim periods of the year of adoption.

Southwest plans to adopt Statement 123(R) on July 1, 2005 but has not yet determined which method will be used. Management of Southwest believes that adoption of Statement 123(R) will not have a material impact on Southwest's consolidated financial condition or results of operations.

                      OTHER MATERIAL REQUIRED BY FORM 10-K

BUSINESS

GENERAL

Southwest is a financial holding company headquartered in Stillwater, Oklahoma. Southwest provides commercial and consumer banking services through its banking subsidiaries, Stillwater National Bank & Trust Company ("Stillwater National") and SNB Bank of Wichita ("SNB Wichita") and management consulting services through Business Consulting Group, Inc. and Healthcare Strategic Support, Inc. Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, Southwest is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Southwest became a financial holding company during 2000 pursuant to the Holding Company Act. Stillwater National is a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the "OCC"). SNB Wichita, headquartered in Wichita, Kansas, is a federal savings bank chartered in November 2003 and is subject to supervision and regulation by the Office of Thrift Supervision ("OTS"). The deposit accounts of Southwest's banking subsidiaries are insured by the by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law.

PRODUCTS AND SERVICES

Southwest offers a wide variety of commercial and consumer lending and deposit services. Southwest has developed internet banking services, called SNB DirectBanker(R), for consumer and commercial customers, a highly automated lockbox, imaging, and information service for commercial customers called "Business Mail Processing," and deposit products that automatically sweep excess funds from commercial demand deposit accounts and invest them in interest bearing funds ("Sweep Agreements"). The commercial loans offered by Southwest include (i) commercial real estate loans, (ii) working capital and other commercial loans, (iii) construction loans, and (iv) Small Business Administration ("SBA") guaranteed loans. Consumer lending services include (i) student loans, (ii) residential real estate loans and mortgage banking services, and (iii) personal lines of credit and other installment loans. Southwest also offers deposit and personal banking services, including (i) commercial deposit services such as Business Mail Processing, commercial checking, money market, and other deposit accounts, and (ii) retail deposit services such as certificates of deposit, money market accounts, checking accounts, NOW accounts, savings accounts, and automatic teller machine ("ATM") access. Insurance, benefit, and annuity products are offered through SNB Insurance Agency, Inc., a wholly owned subsidiary of Stillwater National. Trust services, personal brokerage, and credit cards are offered through relationships with independent institutions.

STRATEGIC FOCUS

Southwest's banking philosophy is to provide a high level of customer service, a wide range of financial services, and products responsive to customer needs. This philosophy has led to the development of a line of deposit, lending, and other financial products that respond to professional and commercial customer needs for speed, efficiency, and information. These include Southwest's Sweep Agreements, Business Mail Processing, and SNB DirectBanker(R) and other internet banking products, which complement Southwest's more traditional banking products. Southwest also emphasizes marketing personal banking, investment, and other financial services to highly educated, professional and business persons in its markets. Southwest seeks to build close relationships with businesses, professionals and their principals and to service their banking needs throughout their business development and professional lives. Southwest's strategic focus includes expansion in carefully selected geographic markets based upon a tested business model developed in connection with its expansion into Oklahoma City in 1982. This geographic expansion is based on identification of markets with concentrations of customers in Southwest's traditional areas of expertise: healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate lending, and makes uses of traditional and specialized financial services. Specialized services include integrated document imaging and cash management services designed to help our customers in the healthcare industry and other record-intensive enterprises operate more efficiently, and management consulting services through Southwest's management consulting subsidiaries: Healthcare Strategic Support, Inc., serving physicians, hospitals, and healthcare groups, and Business Consulting Group, Inc., serving small and large commercial enterprises.

ORGANIZATION

Southwest's business operations are conducted through four operating segments that include regional divisions, a secondary market segment consisting of student lending and residential mortgage lending services, and an "other" segment that includes funds management (investment portfolio and funding), SNB Investor Services, and nonbank cash machine operations. The organizational structure is designed to facilitate high customer service, prompt response, efficiency, and appropriate, uniform credit standards and other controls.

BANKING SEGMENTS. The banking segments include Oklahoma Banking, which includes the Stillwater division, the Central Oklahoma division, based in Oklahoma City, and the Tulsa division; and Other States Banking, which includes the Texas division, based in metropolitan Dallas, and the Kansas Division, based in Wichita. The Stillwater division serves the Stillwater market as a full-service community bank emphasizing both commercial and consumer lending. The other four divisions pursue a more focused marketing strategy, targeting managers, professionals, and businesses for lending, and offering more specialized services. All of the regional divisions focus on commercial and consumer financial services to local businesses and their senior employees and to other managers and professionals living and working in Southwest's market areas. Southwest has a high-service level philosophy. Loan officers often meet at the customer's home or place of business to close loans. Third-party courier services often are used to collect commercial deposits.

         OKLAHOMA BANKING SEGMENT. The Oklahoma Banking segment accounted for $8.1 million, or 44% of consolidated net income, and $10.5 million in additional banking assets during 2004. Net income from this segment decreased $2.6 million, or 24%, primarily as a result of additional provision for loan losses related to problem loans and growth in other expenses.

         OTHER STATES BANKING SEGMENT. During 2002, Southwest first established offices in Wichita, Kansas and Dallas, Texas. At December 31, 2004, Southwest had five offices (including LPOs and branches) in Kansas and Texas. During 2004, these offices produced $2.6 million in net income (14% of the consolidated total), up 44% from 2003, and $155.1 million in additional banking assets. During the first quarter of 2005, Southwest received regulatory approval to expand further in Texas. (See "Banking Offices and Geographic Markets" on page
65).

         SECONDARY MARKET SEGMENT. Southwest has a long history of student and residential mortgage lending. These operations comprise the Secondary Market business segment. During 2004, this segment produced $10.4 million in net income, up $4.9 million, or 87%, from 2003, and $148.2 million greater year-end assets, primarily loans held for sale. This growth was the result of expanded student lending, which more than offset the effects of the residential mortgage slowdown. Loan volumes in the Secondary Market segment may vary significantly from period to period. Southwest manages its mortgage and student lending operations through its home office. Southwest markets its student lending program directly to financial aid directors at colleges and universities throughout the United States. Southwest also originates first mortgage loans for sale to the Federal National Mortgage Association ("FNMA") or private investors. Servicing on these loans may be released in connection with the sale.

Operation of the student lending portion of this segment is substantially dependent on the SLM Corporation ("Sallie Mae"), which provides substantially all of the servicing for government guaranteed and private student loans and provides liquidity through its purchases of student loans and lines of credit. Southwest makes government guaranteed student loans and private student loans. At December 31, 2004, approximately 90% of private student loans were guaranteed by insurance provided by HEMAR Insurance Corporation of America, a subsidiary of Sallie Mae. The remaining $21.6 million in private student loans at year-end 2004 were secured by substantial cash balances held in Stillwater National, but were not government or HEMAR guaranteed.

The majority of private student loans made by this segment were to students who attend schools owned by Career Education Corporation ("CEC"). At December 31, 2004, approximately 55% of total student loans were private CEC-related loans. The profitability of these CEC-related loans will decrease significantly, beginning in 2005, due to an increase in servicing fees. Please see "Recent Developments" on page 31 of this report for information regarding future yields on certain private student loans.

SUPPORT AND CONTROL FUNCTIONS. Support and control functions are centralized, although each segment has support and control personnel. Costs of centrally managed support and control functions other than funds management (which is included in the other operations segment) are allocated to the banking and secondary market segments. Southwest's philosophy of customer service extends to its support and control functions. Southwest manages and offers products that are technology based, or that otherwise are more efficiently offered centrally, through its home office. These include products that are marketed through the regional offices, such as Southwest's internet banking product for commercial and retail customers (SNB DirectBanker(R)), commercial information, and item processing services (Business Mail Processing), and products marketed and managed directly by central staff, such as cash dispensing machines. Southwest's technology products are marketed both to existing customers and to help develop new customer relationships. Use of these products by customers enables Southwest to serve its customers more effectively, use its resources more efficiently, and increase fee income.

For additional information regarding Southwest's operating segments, please see "Note 16. Operating Segments" to the Consolidated Financial Statements on page 57 of this report. The total of net income of the segments discussed above exceeds consolidated net income for 2004 due to losses allocated to the Other Operations segment, which provides funding and liquidity services to the rest of the organization.

BANKING OFFICES AND GEOGRAPHIC MARKETS

Southwest intends to focus its efforts on markets with characteristics that will allow it to capitalize on its strengths, and to continue establishing new offices in those markets. Southwest considers acquisitions of other financial institutions and other companies, from time to time, although it does not have any specific agreements or understandings for any such acquisition at present. Southwest also extends loans to borrowers in Oklahoma and neighboring states through participations with correspondent banks.

Including the two additional branches approved in the first quarter of 2005 (See "Recent Developments" on page 31), Southwest has twelve full-service banking offices, three located in Stillwater, two located in Tulsa, Oklahoma, two each located in the Dallas and Austin, Texas metropolitan areas, and one each in Oklahoma City and Chickasha, Oklahoma, San Antonio, Texas, and Wichita, Kansas; loan production offices in Kansas City, Kansas, and on the campuses of the University of Oklahoma Health Sciences Center and Oklahoma State University-Tulsa; a marketing presence in the Student Union at Oklahoma State University-Stillwater; and on the Internet, through SNB DirectBanker(R). See "Item 2. Properties." Before 1999, laws of the State of Oklahoma limited the number and location of de novo branches that a financial institution could establish. Southwest has developed and continues to pursue a business strategy that does not rely on an extensive branch network. National banks in Oklahoma now have broad ability to establish de novo branches anywhere in the state.

COMPETITION

Southwest encounters competition in seeking deposits and in obtaining loan, cash management, investment and other customers. The level of competition for deposits is high. Southwest's principal competitors for deposits are other financial institutions, including other national banks, federal savings banks, and credit unions. Competition among these institutions is based primarily on interest rates and other terms offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities. Additional competition for depositors' funds comes from U.S. Government securities, private issuers of debt obligations, and suppliers of other investment alternatives for depositors, such as securities firms. Competition from credit unions has intensified in recent years as historic federal limits on membership have been relaxed. Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over national banks and federal savings banks, which are fully subject to federal income taxes. Credit unions may use this advantage to offer rates that are highly competitive with those offered by national banks and federal savings banks.

Southwest also competes in its lending activities with other financial institutions such as securities firms, insurance companies, credit unions, small loan companies, finance companies, mortgage companies, and other sources of funds. Many of Southwest's nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks. As a result, such nonbank competitors have advantages over Southwest in providing certain services. A number of the financial institutions with which Southwest competes in lending, deposit, investment, cash management, and other activities are larger than Southwest or have a significantly larger market share. The Texas and Kansas offices compete for loans, deposits, and other services against local and nationally based financial institutions, many of who have much larger market shares and widespread office networks. In recent periods, competition has increased in Southwest's Oklahoma market areas as new entrants and existing competitors have sought to more aggressively expand their loan and deposit market share.

The business of mortgage banking is highly competitive. Southwest competes for loan originations with other financial institutions, such as mortgage bankers, state and national banks, federal savings banks, credit unions, and insurance companies. Many of Southwest's competitors have financial resources that are substantially greater than those available to Southwest. Southwest competes principally by providing competitive pricing, by motivating its sales force through the payment of commissions on loans originated, and by providing high quality service to builders, borrowers, and realtors.

The Holding Company Act permits the Federal Reserve to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a commercial bank located in a state other than that holding company's home state. The Federal Reserve may not approve the acquisition of a commercial bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Holding Company Act also prohibits the Federal Reserve from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target commercial bank's home state or in any state in which the target commercial bank maintains a branch. The Holding Company Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a commercial bank or bank holding company to the extent such limitation does not discriminate against out-of-state commercial banks or bank holding companies. The State of Oklahoma allows out-of-state financial institutions to establish branches in Oklahoma, subject to certain limitations. Federal savings banks generally may establish branches in any state, and bank holding companies may acquire federal savings banks in any state, without regard to state law

Financial holding companies such as Southwest may engage in banking as well as types of securities, insurance, consulting, and other financial activities that had been prohibited for bank holding companies under prior law. Financial institutions with or without holding companies also are authorized to establish and operate financial subsidiaries that may engage in most financial activities in which financial holding companies may engage. Competition may increase as bank holding companies and other large financial service companies take greater advantage of the ability to conduct new types of activities and provide a wider array of products.

REGULATION, SUPERVISION, AND GOVERNMENTAL POLICY

Following is a brief summary of certain statutes and regulations that significantly affect Southwest and its banking subsidiaries. A number of other statutes and regulations affect Southwest and its subsidiaries but are not summarized below. Although Stillwater National and SNB Wichita have different primary federal banking regulators, many of the rules that govern them are substantially the same. Where practical, the rules for both banks are discussed together below. For ease of reference the term "banks" is used below to include national and federal savings banks, unless other wise indicated. The term "commercial banks" includes nationally and state chartered banks, but not federal savings associations or federal savings banks.

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

Under the Holding Company Act, a bank holding company must obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of any class of voting securities of any national bank or bank holding company if, after the acquisition, the bank holding company would directly or indirectly own or control more than 5% of the class; (2) acquiring all or substantially all of the assets of another national bank or bank holding company; or (3) merging or consolidating with another bank holding company.

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

The Holding Company Act also limits the investments and activities of bank holding companies. In general, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a commercial bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling commercial banks, providing services for its subsidiaries, non-bank activities that are closely related to banking (including ownership and control of a federal savings bank), and other financially related activities. However, bank holding companies, such as Southwest, that qualify as financial holding companies under the Holding Company Act also may engage in a broad range of additional non-bank activities. Southwest qualified as a financial holding company in 2000.

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

The OCC regularly examines the operations and condition of Stillwater National, including but not limited to its capital adequacy, loans, allowance for loan losses, investments, liquidity, interest rate risk, and management practices. These examinations are for the protection of Stillwater National's depositors and the deposit insurance funds administered by the FDIC. In addition, Stillwater National is required to furnish quarterly and annual reports to the OCC. The OCC's enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a national bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

No national bank may pay dividends from its paid-in capital. All dividends must be paid out of current or retained net profits. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of a national bank's net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund.

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

A federal savings bank that does not meet the Qualified Thrift Lender ("QTL") test must either convert to a national bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and
(iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and must not retain any investment not permissible for a national bank and a federal savings bank. To qualify as a QTL, a federal savings bank must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, the value of property used by a federal savings bank in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions, or securities related to domestic, residential real estate, or manufactured housing, and educational, small business, and credit card loans; and (ii) subject to an aggregate 20% of portfolio assets limit, shares of stock in the FHLMC and the FNMA, loans for personal, family, household purposes, 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination, and 200% of a federal savings bank's investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. In order to maintain QTL status, the federal savings bank must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A federal savings bank that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At December 31, 2004, approximately 98.42% of SNB Wichita's assets were invested in Qualified Thrift Investments, which exceeded the percentage required to qualify it under the QTL test.

Under regulations of the OTS, federal savings banks must submit notice to the OTS prior to making a capital distribution (which includes dividends, stock repurchases, and amounts paid to stockholders in another institution in a cash merger) if (a) they would not be well capitalized after the distribution, (b) the distribution would result in the retirement of any of the federal savings bank's common or preferred stock or debt counted as its regulatory capital, or
(c) the federal savings bank is a subsidiary of a holding company. A federal savings bank must make application to the OTS to pay a capital distribution if
(x) the federal savings bank would not be adequately capitalized following the distribution, (y) the federal savings bank's total distributions for the calendar year exceed the federal savings bank's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or
(z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS. Under the OTS' prompt corrective action regulations, SNB Wichita also is prohibited from making any capital distributions if after making the distribution, SNB Wichita would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

LIMITS ON LOANS TO ONE BORROWER. National banks and federal savings banks generally are subject to the same loan to one borrower limits. With certain limited exceptions, loans and extensions of credit outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution. A national bank or federal savings bank may lend an additional amount, equal to 10% of unimpaired capital and surplus, if the loan is fully secured by readily marketable collateral. Federal savings banks are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the federal savings bank is in compliance with its regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. The lending limits generally do not apply to purchase money mortgage notes taken from the purchaser of real property acquired by federal savings banks in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the federal savings bank is not placed in a more detrimental position as a result of the sale. Certain types of loans are exempted from the lending limits, including loans secured by in-bank deposits.

TRANSACTIONS WITH AFFILIATES. Stillwater National and SNB Wichita are subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, Southwest and other affiliates, and on investments in their stock or other securities. These restrictions prevent Southwest and its nonbanking subsidiaries from borrowing from Stillwater National or SNB Wichita unless the loans are secured by specified collateral, and require those transactions to have terms comparable to terms of arms-length transactions with third persons. In addition, secured loans and other transactions and investments by Stillwater National or SNB Wichita are generally limited in amount as to Southwest and as to any other affiliate to 10% of Stillwater National's or SNB Wichita's capital and surplus and as to Southwest and all other affiliates together to an aggregate of 20% of Stillwater National's or SNB Wichita's capital and surplus. Certain exemptions to these limitations apply to extensions of credit by, and other transactions between, Stillwater National or SNB Wichita and Southwest's other subsidiaries. These regulations and restrictions may limit Southwest's ability to obtain funds from Stillwater National and SNB Wichita for its cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.

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

FEDERAL DEPOSIT INSURANCE. The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well-capitalized, adequately capitalized, or undercapitalized -- based on the data reported to regulators. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Institutions that do not qualify as either well-capitalized or adequately capitalized are deemed to be undercapitalized. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk it poses to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions with demonstrated weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. Both Stillwater National and SNB Wichita have been informed that they are in the lowest-cost/best risk assessment category for the first assessment period of 2005.

REGULATORY CAPITAL REQUIREMENTS. The Federal Reserve, the OCC, and the OTS have established guidelines for maintenance of appropriate levels of capital by bank holding companies, national banks, and federal savings banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and national banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

The regulations of the Federal Reserve and the federal banking regulators require bank holding companies, national banks, and federal savings banks, respectively, to maintain a minimum leverage ratio of Tier 1 capital (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies, national banks, and federal savings banks with composite examination ratings of 1 under the rating system used by the federal banking regulators, would be permitted to operate at or near this minimum level of capital. All other bank holding companies, national banks, and federal savings banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. A federal savings bank, national bank or bank holding company experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital. Under OTS capital regulations, federal savings banks also must maintain tangible capital equal to 1.5% of adjusted total assets. Tangible capital for OTS purposes is Tier 1 capital reduced by the amount of all the federal savings bank's intangible assets except for limited amounts of mortgage servicing rights.

The risk-based capital rules of the Federal Reserve, the OCC, and the OTS require bank holding companies, national banks, and federal savings banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (noncumulative perpetual preferred stock with respect to national banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; subordinated debt, intermediate-term preferred stock, and up to 45% of pre-tax net unrealized gains on available for sale equity securities.

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

The risk-based capital regulations require all federal savings banks, national banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios: (i) supplementary capital is limited to no more than 100% of core capital; and (ii) the aggregate amount of certain types of supplementary capital is limited. In addition, the risk-based capital regulations limit the allowance for loan losses that may be included in capital to 1.25% of total risk-weighted assets.

The federal banking regulatory agencies have established a joint policy regarding the evaluation of federal savings banks' and national banks' capital adequacy for interest rate risk. Under the policy, the assessment of a national bank's capital adequacy includes an assessment of exposure to adverse changes in interest rates. The OCC has determined to rely on its examination process for such evaluations rather than on standardized measurement systems or formulas.

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

Federal banking regulations also require national banks and federal savings banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. Neither Stillwater National nor SNB Wichita had any trading assets or liabilities during 2004, 2003, or 2002, and were not required to maintain such supplemental capital.

The federal banking regulators have established regulations that classify national banks and federal savings banks by capital levels and provide for various "prompt corrective actions" to resolve the problems of any national bank or federal savings bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2004, Stillwater National and SNB Wichita were well-capitalized as defined in applicable banking regulations.

For information regarding Southwest's, Stillwater National's, and SNB Wichita's compliance with their respective regulatory capital requirements, see "Management's Discussion and Analysis -- Capital Resources" on page 22 of this report, and, in the Notes to Consolidated Financial Statements in this report "Note 6-Subordinated Debentures" on page 48 and "Note 9- Capital Requirements" on pages 52 through 53.

BROKERED DEPOSITS. Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew, or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. Stillwater National and SNB Wichita are each eligible to accept brokered deposits as a result of their capital levels. Stillwater National regularly makes use of brokered deposits. SNB Wichita has not used brokered deposits but may do so in the future when management deems it appropriate from an asset/liability management perspective.

SUPERVISION AND REGULATION OF MORTGAGE BANKING OPERATIONS. Southwest's mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans' Administration ("VA"), and FNMA with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections, and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as Southwest are required annually to submit financial statements to FNMA, FHA and VA, and each regulatory entity has its own financial requirements. Southwest's affairs are also subject to examination by the Federal Reserve, FNMA, FHA and VA at all times to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Home Mortgage Disclosure Act, Fair Credit Reporting Act, the National Flood Insurance Act, and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Southwest's mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.

COMMUNITY REINVESTMENT. Under the Community Reinvestment Act ("CRA"), a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas:
(a) lending, to evaluate the institution's record of making loans in its assessment areas; (b) investment, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (c) service, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches, and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings.

Stillwater National was assigned a "satisfactory" rating as a result of its last CRA examination. SNB Wichita has not yet received a CRA rating.

BANK SECRECY ACT. Under the Bank Secrecy Act ("BSA"), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects, or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA, or has no lawful purpose. The USA PATRIOT Act of 2001 ("Patriot Act"), enacted in response to the September 22, 2001, terrorist attacks, requires bank regulators to consider a financial institution's compliance with the BSA when reviewing applications. Rules issued under the Patriot Act require banks to follow customer identification and other "know your customer" procedures.

OTHER LAWS AND REGULATIONS. Some of the aspects of the lending and deposit business of Stillwater National and SNB Wichita that are subject to regulation by the Federal Reserve and the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and deposit accounts. Stillwater Nation's federal student lending activities are subject to regulation and examination by the United States Department of Education. In addition, Stillwater National and SNB Wichita are subject to numerous federal and state laws and regulations that include specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms, and discrimination in credit transactions.

ENFORCEMENT ACTIONS. Federal statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake an enforcement action against an institution that fails to comply with regulatory requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to civil money penalties, cease and desist orders, receivership, conservatorship, or the termination of deposit insurance.

EMPLOYEES

As of December 31, 2004, Southwest employed 355 persons on a full-time equivalent basis, including executive officers, loan, and other banking officers, branch personnel, and others. No employees of Southwest or any of its consolidated subsidiaries are represented by a union or covered under a collective bargaining agreement. Management of Southwest considers their employee relations to be excellent.


BOARD OF DIRECTORS OF SOUTHWEST BANCORP, INC. AND STILLWATER NATIONAL BANK & TRUST COMPANY

Robert B. Rodgers, Chairman of the Board             Owner, Bob Rodgers Motor Company

Rick Green, Vice Chairman of the Board               President and Chief Executive Officer
                                                     Southwest and Stillwater National

James E. Berry II                                    Owner, Shading Concepts

Tom D. Berry                                         Auctioneer, Real Estate Broker, Oil & Gas Exploration,
                                                     Investments

Joe Berry Cannon                                     Professor of Management, Oral Roberts
                                                     University School of Business

J. Berry Harrison                                    Oklahoma State Senator and Rancher

Erd M. Johnson                                       Petroleum Engineer & Operating Partner
                                                     Johnson Oil Partnership

Betty B. Kerns                                       Owner, Betty Kerns & Associates

David P. Lambert                                     President, Lambert Construction Company

Linford R. Pitts                                     President, Stillwater Transfer & Storage Co.

Russell W. Teubner                                   Founder, Host Bridge Technology

John Cohlmia *                                       Real Estate Broker, Grubb & Ellis Levy Beffort

*Director of Stillwater National Bank & Trust Company only

BOARD OF DIRECTORS OF SNB BANK OF WICHITA

Robert B. Rodgers, Chairman of the Board             President, Bob Rodgers Motor Company

Rick Green, Vice Chairman of the Board               President and Chief Executive Officer
                                                     Southwest and Stillwater National

Kerby E. Crowell, CPA                                Executive Vice President and Chief Financial Officer,
                                                     Southwest and Stillwater National

Steven N. Hadley                                     President, SNB Bank of Wichita

Anthony W. Martin                                    Owner, Martin & Frankenberry D.D.S.P.N.

EXECUTIVE OFFICERS

The following table sets forth information regarding the executive officers of Southwest, Stillwater National, and SNB Wichita who are not directors.

Name                                       Age       Position
----                                       ---       --------
Kerby E. Crowell.........................  55        Executive Vice President, Chief Financial Officer, and Secretary of
                                                     Southwest and Stillwater National; Director, Chief Financial Officer,
                                                     and Secretary of SNB Wichita

Allen Glenn..............................  35        Managing Director, Business Consulting Group, Inc., Vice President,
                                                     Stillwater National

Steve Gobel..............................  53        Executive Vice President, Stillwater National

Steve Hadley.............................  47        President, SNB Bank of Wichita

Rex E. Horning...........................  53        President, Stillwater Division of Stillwater National

Jerry L. Lanier..........................  56        Executive Vice President and Chief Lending Officer of Stillwater
                                                     National

Len McLaughlin...........................  52        President, Dallas Division of Stillwater National

J. Randall Mills.........................  50        President, Healthcare Strategic Support, Inc.

Steve Peterson...........................  40        President, Austin Division of Stillwater National

Joseph P. Root...........................  40        President, Central Oklahoma Division of Stillwater National

Kimberly G. Sinclair.....................  49        Executive Vice President and Chief Administrative Officer of
                                                     Stillwater National

Charles H. Westerheide...................  56        Executive Vice President and Treasurer of Stillwater National

David York...............................  58        President, Tulsa Division of Stillwater National

The principal occupations and business experience of each executive officer of Southwest are shown below.

KERBY E. CROWELL has served as Executive Vice President, Treasurer, and Chief Financial Officer of Southwest and Stillwater National since 1986, became Secretary of Southwest and Stillwater National in 2000, and was named Chief Financial Officer, Director, and Secretary of SNB Wichita in 2003. Mr. Crowell joined Stillwater National in 1969. He is a Past President and Board member of the Oklahoma City Chapter of the Financial Executives Institute, and a Board member of the Independent Community Bankers of America's ("ICBA") credit card subsidiary, and MetaFund Corporation (an Oklahoma Community Development Financial Institution). He is past President and Director of the Oklahoma 4-H Foundation, Inc., Director and past President of the Payne County Affiliate of the American Diabetes Association, past President of the Stillwater Breakfast Kiwanis Club, the Bank Administration Institute's Northern Oklahoma Chapter, and the North Central Chapter of Certified Public Accountants, a past member of the Payments and Technology Committee of the ICBA, and past Vice Chairman of the ICBA's Bank Services Committee. He has also served on the Federal Reserve's Industry Advisory Group on Electronic Check Presentment. Mr. Crowell is a graduate of the Leadership Stillwater Class XI.

ALLEN GLENN serves as Managing Director of the Business Consulting Group, Inc. ("BCG"), a management consulting subsidiary of Southwest Bancorp, Inc., and as a Vice President of Stillwater National. Mr. Glenn previously served as Vice President of BCG, beginning in December 2001. From 2000 until joining BCG, Mr. Glenn was President of Glenn Solutions, Inc., a management consulting firm that specialized in developing strategic and operational solutions for national retailers to improve their profitability and service levels. From 1995 to 2000, Mr. Glenn was a manager with Kurt Salmon Associates, an international management consulting firm to the retail consumer products and health care industries.

STEVEN M. GOBEL serves as Executive Vice President, Audit Facilitator, and Associate Chief Financial Officer of Stillwater National. From 1990 until joining Stillwater National in September 2000, Mr. Gobel served as Senior Vice President Finance and in other positions with Bank of America and predecessor institutions in Oklahoma and Kansas (previous institutions included NationsBank, Boatmen's Bank of St. Louis, Bank IV of Wichita, Kansas, and Fourth National Bank of Tulsa). Mr. Gobel is a past member of the Board of Directors of the YMCA of Greater Tulsa and a past member and Chairman of the Board of Managers for the Downtown Branch of the YMCA of Greater Tulsa. From 1987 to 1990, Mr. Gobel served as a Vice President and Manager of Financial Reporting and Financial Planning for Sooner Federal Savings and Loan of Oklahoma. He is a Certified Public Accountant and prior to 1987 spent twelve years working for International Public Accounting Firms (previously Touche Ross and Coopers & Lybrand) in Tulsa, Oklahoma, New York City, New York, and Milwaukee, Wisconsin.

STEVEN N. HADLEY was named President and CEO of SNB Bank of Wichita in October 2004. Mr. Hadley has over twenty-three years of banking experience. Prior to joining SNB Bank of Wichita, Mr. Hadley spent four years with Commerce Bank in their Wichita and Garden City, Kansas markets. Before that, Mr. Hadley was with Bank of America in Garden City, Kansas. Mr. Hadley holds a bachelors degree in Agricultural Economics from Kansas State University. Mr. Hadley is a member of the booster club for the KAPAUN Mt. Carmel High School and is involved in the Wichita Swim Club and the St. Thomas Aquinas Catholic Church.

REX E. HORNING was appointed President of the Stillwater Division of Stillwater National in May 2001. Mr. Horning previously served as Senior Vice President of Central National Bank and Commerce Bank in Wichita, Kansas from 1998 to May 2001, and as President and Chief Executive Officer of First State Bank and Trust Company, Pittsburg, Kansas, from 1991 to 1998. Mr. Horning currently serves on the Executive Committee of the Oklahoma State University Alumni Association, is a Trustee for the Oklahoma State University Foundation, is Board Chairman of the Stillwater Chamber of Commerce, serves on the Board of Directors of the State Chamber of Commerce, and is President of Oklahoma State University's William S. Spears' College of Business Associates.

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

J. RANDALL MILLS was appointed President of Healthcare Strategic Support, Inc. ("HSSI") in 2003. Mr. Mills holds a Bachelor of Science degree in Accounting from Southwest Missouri State University; a Master of Health Administration from the University of Colorado; and a PhD in Sociology from Oklahoma State University. Prior to his employment with HSSI, he was a Healthcare Consultant for Madole & Wagner, PLLC where he was responsible for marketing, administration, and client services for individual physicians, medical groups, and hospital clients on medical group practice, managed care, marketing, networking, strategic planning, and development issues. He is a fellow of the American College of Healthcare Executives, and a member of the Medical Group Management Association, American Society of Certified Public Accountants, and Oklahoma Society of Certified Public Accountants.

STEVEN M. PETERSON was appointed President of SNB Bank of Austin in September 2004. Mr. Peterson previously served as City President for Compass Bank in Williamson County, Texas, and Commerce Bank in Wichita, Kansas from 1998 to August of 2004. Mr. Peterson began his banking career with Fourth Financial Holding Company in Wichita, Kansas. Mr. Peterson currently serves as the President of the Georgetown Symphony and Director of the Chamber of Commerce. He has served as the Chairman of the 100,000 economic committee.

JOSEPH P. ROOT was appointed President of the Central Oklahoma Division of Stillwater National in 1997. Previously, Mr. Root was Senior Vice President in the Central Oklahoma division. Prior to joining Stillwater National in 1992, Mr. Root served as Credit Analyst from November 1987 to April 1989 and Private Banking Officer from May 1989 to July 1992 with Comerica Bank in Dallas, Texas. He is a member of the Advisory Board of the Greater Oklahoma City Chamber of Commerce, a member of the State Chamber of Commerce of Oklahoma, a graduate of Leadership Oklahoma City and President of Infant Crisis Services, Inc., a local charitable organization that provides basic necessities to underprivileged children.

KIMBERLY G. SINCLAIR was appointed Chief Administrative Officer in 1995 and has been Executive Vice President of Stillwater National since 1991. Prior to 1991, she had been Senior Vice President and Chief Operations Officer of Stillwater National since 1985. Ms. Sinclair joined Stillwater National in 1975. She is a member of the Stillwater Junior Service Sustainers, and serves on the Executive Board of Directors for the Stillwater United Way, and chairs the annual Day of Caring. She is past Treasurer of the Board of Trustees of the Stillwater Public Education Foundation, and a graduate of the Leadership Stillwater Class IX. She has been an Ambassador with the Stillwater Chamber of Commerce and active with the Pioneer Booster Club and Stillwater PTA.

CHARLES H. WESTERHEIDE was appointed Executive Vice President and Treasurer of Stillwater National in 2000. Prior to that he served as Senior Vice President and Treasury Manager. He joined Stillwater National in 1997, coming from Bank of America (previously Bank IV and NationsBank), Wichita, Kansas, where he served as Treasury/Funding Manager. Prior to joining BankIV, Mr. Westerheide served as Executive Vice President and Chief Financial Officer of Security Bank and Trust Co., Ponca City, Oklahoma. Mr. Westerheide has held a number of community leadership positions including Chairman of the Ponca City Chamber of Commerce, President of the Ponca City Foundation for Progress, Inc., and a director and officer of numerous community foundations and clubs. Mr. Westerheide is a graduate of Leadership Oklahoma, Class II.

DAVID L. YORK was appointed President of the Tulsa Division in March 2004. Mr. York came to Stillwater National with over thirty years in the Tulsa banking market, most recently serving as Senior Vice President and Manager of the Professional Banking Group of The F&M Bank & Trust Company in Tulsa from 1989 to 2004. From 1983 to 1989, Mr. York previously served in various management and senior lending positions with Utica National Bank & Trust Company, which was acquired by F&M Bank. Mr. York began his banking career with the First National Bank and Trust Company of Tulsa in 1973 and served there until 1983 in various commercial lending and management capacities. Currently, Mr. York serves on the Board of Trustees of St. Simeon's Episcopal Home, Inc., where he was President of the Board for four years, as well as serving as Vice President of its Foundation. Additionally, Mr. York has served on the Board of Trustees of Holland Hall School as its Treasurer. Mr. York is also an Advisory Director of the Tulsa Metro Chamber of Commerce.

OTHER MATERIAL

CERTAIN CHANGES IN EXECUTIVE COMPENSATION PLANS

At its regular meeting on December 16, 2004, the Board of Directors of Stillwater National determined to include Kerby E. Crowell, Executive Vice President, Chief Financial Officer, and Secretary, and Jerry L. Lanier, Executive Vice President and Chief Lending Officer, in the Bank's Supplemental Profit Sharing Plan. The Plan previously had been available only to Rick Green, the President and Chief Executive Officer. Under this plan, Stillwater National accrues amounts sufficient to ensure that the participants obtain the same profit sharing contribution as a percentage of compensation as do other officers and employees of Southwest without regard to limitations of Southwest's qualified Profit Sharing Plan. Amounts accrued for Mr. Crowell and Mr. Lanier for 2004 totaled less than $7,000.

At the same meeting, the Board approved an increase in the amounts payable to Mr. Green, Mr. Crowell, and Mr. Lanier upon a qualifying termination of service under the Severance Compensation Plan. Under the Severance Compensation Plan, executive officers are entitled to lump-sum severance compensation upon a qualifying termination of service equal to a percentage of their respective total annual base compensation in effect at the date of termination. For purposes of the Severance Compensation Plan, a qualifying termination of service is defined as either an involuntary termination of service or a voluntary termination of service for good reason, in either case within two years following a change-in-control occurring after the effective date of the Severance Compensation Plan. Good reason would include: (i) a reduction in their base salary; (ii) their assignment without their consent to a location outside of the MSA in which such Participant was assigned or, if participant was not assigned in an MSA, a location more than 75 miles from the location to which participant was assigned; (iii) the failure to maintain them in a position of comparable authority or responsibility; or (iv) a material reduction in their level of incentive compensation or benefits. A change-in-control is deemed to occur whenever: (i) any entity or person becomes the beneficial owner of or obtains voting control over 50% or more of the outstanding shares of common stock of either Southwest or Stillwater National; (ii) the shareholders of either Southwest or Stillwater National approve (a) a merger or consolidation in which Southwest or Stillwater National is not the survivor or pursuant to which the outstanding shares of either would be converted into cash, securities or other property of another corporation other than a transaction in which shareholders maintain the same proportionate ownership interests, or (b) a sale or other disposition of all or substantially all of the assets of either Southwest or Stillwater National; or (iii) there shall have been a change in a majority of the Boards of Directors of either Southwest or Stillwater National within a twelve-month period unless each new director was approved by the vote of two-thirds of the directors still in office who were in office at the beginning of the twelve-month period. Prior to the Board's December action, upon a qualifying termination of service, the amount payable to Mr. Green, Mr. Crowell, and Mr. Lanier was 100% of annual base compensation. After the Board action, the amount payable to Mr. Green is 300% of annual base compensation, and the amounts payable to Mr. Crowell and Mr. Lanier are 200% of annual base compensation. This change had no effect on Southwest's 2004 operations or condition.

AVAILABILITY OF FILINGS

Southwest provides internet access to Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, through its Investor Relations website, at www.oksb.com (This site also is accessible through Stillwater National's website at www.banksnb.com, the metropolitan Dallas division's website at www.snbdallas.com, and SNB Wichita's website at www.snbwichita.com.). Access to these reports is provided by means of a link to a third party vendor that maintains a database of such filings. In general, Southwest intends that these reports be available a soon as reasonably practicable after they are filed with or furnished to the SEC. However, technical and other operational obstacles or delays caused by the vendor may delay their availability. The SEC maintains a website (www.sec.gov) where these filings also are available through the SEC's EDGAR system. There is no charge for access to these filings through either Southwest's site or the SEC's site, although users should understand that there may be costs associated with electronic access, such as usage charges from Internet access providers and telephone companies, that they may bear. The public also may read and copy materials filed by Southwest with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

PROPERTIES

The locations of Southwest and its subsidiaries are shown below:

SOUTHWEST BANCORP, INC.
CORPORATE HEADQUARTERS
608 S. Main Street
P.O. Box 1988                                        Stillwater, Oklahoma 74076          405-372-2234
www.oksb.com

BUSINESS CONSULTING GROUP, INC.*
1624 Cimarron Plaza
P.O. Box 1988                                        Stillwater, Oklahoma 74076          405-372-2234

HEALTHCARE STRATEGIC SUPPORT, INC.*
2431 E. 61st, Suite 170
P.O. Box 521500                                      Tulsa, Oklahoma 74152               918-523-3690

SNB BANK OF WICHITA*
CORPORATE HEADQUARTERS
8415 E. 21st Street North, Suite 150                 Wichita, Kansas 67206               316-315-1660
www.snbwichita.com


STILLWATER NATIONAL BANK & TRUST COMPANY LOCATIONS
CORPORATE HEADQUARTERS
608 S. Main Street
P.O. Box 1988                                        Stillwater, Oklahoma 74076          405-372-2234
www.banksnb.com

DRIVE-IN FACILITY
308 S. Main Street
P.O. Box 1988                                        Stillwater, Oklahoma 74076          405-372-2234

OPERATIONS CENTER*
1624 Cimarron Plaza
P.O. Box 1988                                        Stillwater, Oklahoma 74076          405-372-2234

WATERFORD BRANCH*
6301 Waterford Blvd., Suite 101                      Oklahoma City, Oklahoma 73118       405-427-3100

CHICKASHA BRANCH
500 W Grand Avenue                                   Chickasha, Oklahoma 73018           405-427-3100

TULSA UTICA BRANCH
1500 S. Utica Avenue
P.O. Box 521500                                      Tulsa, Oklahoma 74152               918-523-3750

TULSA 61ST BRANCH*
2431 E. 61st, Suite 170
P.O. Box 521500                                      Tulsa, Oklahoma 74152               918-523-3750

SNB BANK OF DALLAS*
5300 Town and Country Blvd., Suite 100               Frisco, Texas 75034                 972-624-2960
www.snbdallas.com

SNB BANK OF DALLAS-PRESTON CENTER*
5950 Berkshire Lane, Suite 350                       Dallas, Texas 75225                 972-624-2960

SNB BANK OF AUSTIN*
3600 Bee Cave Road                                   Austin, Texas 78746

SNB BANK OF AUSTIN*
5656 Bee Cave Road                                   Austin, Texas 78746

SNB BANK OF SAN ANTONIO*
8000 IH-10 West, Suite 600                           San Antonio, Texas 78230

OSU CAMPUS BRANCH BANK*
1102 W. Hall of Fame Avenue
P.O. Box 1988                                        Stillwater, Oklahoma 74074          405-372-2234

OSU-TULSA LOAN OFFICE*
North Hall, 700 N. Greenwood Avenue                  Tulsa, Oklahoma 74135               918-523-3750

OUHSC LOAN OFFICE*
1106 N. Stonewall                                    Oklahoma City, Oklahoma 73190       405-427-3100

OSU-STILLWATER MARKETING OFFICE*
Student Union, Room 150
P.O. Box 1988                                        Stillwater, Oklahoma 74076          405-372-2234

*Leased from third parties. Other properties are owned.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      Documents Filed as Part of this Report

(1) Financial Statements. The following financial statements are filed as a part of this report:

         Independent Registered Public Accounting Firm's Report for the Years Ended December 31, 2004 and 2003

         Consolidated Statements of Financial Condition at December 31, 2004 and 2003

         Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003, and 2002

         Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003, and 2002

         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2004, 2003, and 2002

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002

         Notes to Consolidated Financial Statements for the Years Ended December 31, 2004, 2003, and 2002

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

* 10.6              Stillwater National Bank and Trust Company Supplemental Profit Sharing Plan for Rick Green (incorporated by reference from Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

* 10.7              Stillwater National Bank and Trust Company Supplemental Profit Sharing Plan for Kerby E. Crowell

* 10.8              Stillwater National Bank and Trust Company Supplemental Profit Sharing Plan forJerryl L. Lanier

  21                Subsidiaries of the Registrant

  23                Consent of Registered Public Accounting Firm

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


                                             SOUTHWEST BANCORP, INC.

March 14, 2005                               By: /s/ Rick Green
                                                 -------------------------------
                                                 Rick Green
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Rick Green                                        March 14, 2005
----------------------------------
Rick Green
Director and Chief Executive Officer
(Principal Executive Officer)


/s/ Kerby E. Crowell                                  March 14, 2005
----------------------------------
Kerby E. Crowell
Executive Vice President,
 Chief Financial Officer and Secretary
 (Principal Financial and
 Accounting Officer)


A majority of the directors of Southwest executed a power of attorney appointing Rick Green as their attorney-in-fact, empowering him to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Annual Report on Form 10-K for the year ended December 31, 2004. This report has been signed below by such attorney-in-fact as of March 14, 2005.

By: /s/ Rick Green
    ---------------------------------------
    Rick Green
    Attorney-in-Fact for Majority of the
    Directors of Southwest