Form 10-Q
period 2005-03-31
SOUTHWEST BANCORP INC
filed 2005-05-10
CIK 914374

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------


                                    FORM 10-Q


         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 2005

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

                           12,195,001 (as of 05-02-05)
                           ----------

                             SOUTHWEST BANCORP, INC.

                               INDEX TO FORM 10-Q

---------------------------------------------------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Consolidated Statements of Financial Condition at March 31, 2005 and December 31, 2004..........................3

Unaudited Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004........................4

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004........................5

Unaudited Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2005........................6

Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2005 and 2004..............6

Notes to Unaudited Consolidated Financial Statements......................................................................7

Unaudited Average Balances, Yields and Rates.............................................................................14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................................23

ITEM 4.  CONTROLS AND PROCEDURES.........................................................................................23

PART II. OTHER INFORMATION...............................................................................................24

SIGNATURES...............................................................................................................25

                             SOUTHWEST BANCORP, INC.

            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                 MARCH 31,           DECEMBER 31,
(Dollars in thousands, except per share data)                                                      2005                 2004
---------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                                            $ 41,437             $ 24,097
Federal funds sold                                                                                    6,400                    -
---------------------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents                                                                       47,837               24,097
Investment securities:
     Held to maturity, fair value $2,485 (2005) and $2,509 (2004)                                     2,489                2,495
     Available for sale, amortized cost $203,844 (2005) and $205,393 (2004)                         199,418              204,092
     Federal Reserve Bank and Federal Home Loan Bank Stock, at cost                                  13,587               13,464
Loans held for sale                                                                                 400,179              354,557
Loans receivable, net of allowance for loan losses
     of $19,660 (2005) and $18,991 (2004)                                                         1,253,939            1,250,327
Accrued interest receivable                                                                          16,614               15,091
Premises and equipment, net                                                                          19,876               19,860
Other real estate                                                                                    11,902                4,937
Other assets                                                                                         28,728               24,867
---------------------------------------------------------------------------------------------------------------------------------
            Total assets                                                                         $1,994,569           $1,913,787
=================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand                                                                   $ 198,821            $ 183,738
     Interest-bearing demand                                                                         65,045               57,359
     Money market accounts                                                                          365,835              379,818
     Savings accounts                                                                                 8,602                8,108
     Time deposits of $100,000 or more                                                              681,927              609,670
     Other time deposits                                                                            308,704              261,365
---------------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                                           1,628,934            1,500,058
Accrued interest payable                                                                              6,270                4,911
Income tax payable                                                                                    2,001                2,266
Other borrowings                                                                                    147,908              200,065
Other liabilities                                                                                     6,589                7,370
Reserve for unfunded loan commitments                                                                   953                  953
Subordinated debentures                                                                              72,180               72,180
---------------------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                                     1,864,835            1,787,803

SHAREHOLDERS' EQUITY:
     Common stock - $1 par value; 20,000,000 shares authorized;
         12,243,042 shares issued and outstanding                                                    12,243               12,243
     Paid in capital                                                                                  8,347                7,993
     Retained earnings                                                                              112,377              107,905
     Accumulated other comprehensive loss                                                            (2,709)                (797)
     Treasury stock, at cost; 49,915 (2005) and 138,189 (2004) shares                                  (524)              (1,360)
---------------------------------------------------------------------------------------------------------------------------------
            Total shareholders' equity                                                              129,734              125,984
---------------------------------------------------------------------------------------------------------------------------------
            Total liabilities & shareholders' equity                                             $1,994,569           $1,913,787
=================================================================================================================================

The accompanying notes are an integral part of this statement.

                             SOUTHWEST BANCORP, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------
                                                                                            FOR THE THREE MONTHS
                                                                                              ENDED MARCH 31,
(Dollars in thousands, except earnings per share data)                                       2005              2004
----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                                                  $29,923           $20,804
Investment securities:
     U.S. Government and agency obligations                                                   1,602             1,464
     Mortgage-backed securities                                                                 143               188
     State and political subdivisions                                                            58               158
     Other securities                                                                           200               143
Other interest-earning assets                                                                    20                 1
----------------------------------------------------------------------------------------------------------------------
     Total interest income                                                                   31,946            22,758

INTEREST EXPENSE:
Interest-bearing demand                                                                          76                86
Money market accounts                                                                         1,904             1,354
Savings accounts                                                                                  5                 5
Time deposits of $100,000 or more                                                             4,132             1,954
Other time deposits                                                                           1,824             1,438
Other borrowings                                                                              1,668             1,222
Subordinated debentures                                                                       1,245             1,081
----------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                                  10,854             7,140
----------------------------------------------------------------------------------------------------------------------

Net interest income                                                                          21,092            15,618

Provision for loan losses                                                                     4,309             1,649

OTHER INCOME:
Service charges and fees                                                                      2,495             2,267
Other noninterest income                                                                        372               244
Gain on sales of loans                                                                          853               606
Gain on sales of investment securities                                                            -                 1
----------------------------------------------------------------------------------------------------------------------
     Total other income                                                                       3,720             3,118

OTHER EXPENSE:
Salaries and employee benefits                                                                6,212             5,159
Occupancy                                                                                     2,346             2,231
FDIC and other insurance                                                                        117                95
Other real estate                                                                               164                17
General and administrative                                                                    3,305             3,010
----------------------------------------------------------------------------------------------------------------------
     Total other expense                                                                     12,144            10,512
----------------------------------------------------------------------------------------------------------------------
Income before taxes                                                                           8,359             6,575
Taxes on income                                                                               2,973             2,373
----------------------------------------------------------------------------------------------------------------------
Net income                                                                                  $ 5,386            $4,202
======================================================================================================================

Basic earnings per share                                                                    $  0.44            $ 0.35
======================================================================================================================
Diluted earnings per share                                                                  $  0.43            $ 0.34
======================================================================================================================
Cash dividends declared per share                                                           $ 0.075            $ 0.07
======================================================================================================================

The accompanying notes are an integral part of this statement.

                             SOUTHWEST BANCORP, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
                                                                                             FOR THE THREE MONTHS
                                                                                                ENDED MARCH 31,
(Dollars in thousands)                                                                       2005              2004
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                                $   5,386         $   4,202
Adjustments to reconcile net income to net
     cash (used in) provided from operating activities:
         Provision for loan losses                                                            4,309             1,649
         Deferred taxes                                                                        (209)           (2,879)
         Depreciation and amortization expense                                                  649               660
         Amortization of premiums and accretion of
            discounts on securities, net                                                         32                30
         Amortization of intangibles                                                             86                79
         Tax benefit from exercise of stock options                                             378               290
         (Gain) Loss on sales/calls of securities                                                 -                (1)
         (Gain) Loss on sales of loans                                                         (853)             (606)
         (Gain) Loss on sales of premises/equipment                                               3                (6)
         Proceeds from sales of residential mortgage loans                                   14,898            16,565
         Residential mortgage loans originated for resale                                   (15,879)          (15,703)
         Proceeds from sales of student loans                                               179,997            93,033
         Student loans originated for resale                                               (220,871)         (162,593)
Changes in assets and liabilities:
     Accrued interest receivable                                                             (1,523)             (618)
     Other assets                                                                            (2,527)              (21)
     Income taxes payable                                                                      (265)            2,838
     Accrued interest payable                                                                 1,359              (714)
     Other liabilities                                                                         (848)              213
----------------------------------------------------------------------------------------------------------------------
         Net cash (used in) provided from operating activities                              (35,878)          (63,582)
----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Proceeds from principal repayments, calls and maturities:
     Held to maturity securities                                                                530             3,175
     Available for sale securities                                                              995            26,631
Purchases of Federal Home Loan Bank and Federal Reserve
     Bank stock                                                                                (123)              (84)
Purchases of available for sale securities                                                        -           (35,819)
Loans originated and principal repayments, net                                              (17,805)          (42,770)
Purchases of premises and equipment                                                            (687)             (463)
Proceeds from sales of premises and equipment                                                    24               173
Proceeds from sales of other real estate owned                                                    -               120
----------------------------------------------------------------------------------------------------------------------
         Net cash (used in) provided from investing activities                              (17,066)          (49,037)
----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                                         128,876            87,501
Net increase (decrease) in other borrowings                                                 (52,157)           18,828
Net proceeds from issuance of common stock                                                      812               785
Common stock dividends paid                                                                    (847)             (747)
----------------------------------------------------------------------------------------------------------------------
         Net cash (used in) provided from financing activities                               76,684           106,367
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                         23,740            (6,252)
CASH AND CASH EQUIVALENTS,
Beginning of period                                                                          24,097            33,981
----------------------------------------------------------------------------------------------------------------------
End of period                                                                             $  47,837         $  27,729
======================================================================================================================

The accompanying notes are an integral part of this statement.

                             SOUTHWEST BANCORP, INC.

            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------------------------------
                                                                                        ACCUMULATED                     TOTAL
                                                                                           OTHER                       SHARE-
(Dollars in thousands,                   COMMON STOCK        PAID IN     RETAINED       COMPREHENSIVE     TREASURY     HOLDERS'
except per share data)                SHARES       AMOUNT    CAPITAL     EARNINGS           LOSS           STOCK       EQUITY
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2005            12,243,042    $12,243     $7,993      $107,905        $ (797)        $(1,360)     $125,984

Cash dividends declared:
     Common, $0.075 per share,
     and other dividends                     -          -          -          (914)            -               -          (914)
Common stock issued:
     Employee Stock Option Plan              -          -       (154)            -             -             713           559
     Employee Stock Purchase Plan            -          -         11             -             -               8            19
     Dividend Reinvestment Plan              -          -         14             -             -               7            21
     Restricted Stock                        -          -        105             -             -             108           213
Tax benefit related to exercise
     of stock options                        -          -        378             -             -               -           378
Other comprehensive income
     (loss), net of tax                      -          -          -             -        (1,912)              -        (1,912)
Treasury shares purchased                    -          -          -             -             -               -             -
Net income                                   -          -          -         5,386             -               -         5,386
--------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2005             12,243,042    $12,243     $8,347      $112,377       $(2,709)          $ (524)     $129,734
================================================================================================================================

The accompanying notes are an integral part of this statement.



                             SOUTHWEST BANCORP, INC.

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

-----------------------------------------------------------------------------------------------
                                                                      FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
(Dollars in thousands)                                                  2005             2004
-----------------------------------------------------------------------------------------------

Net income                                                             $ 5,386         $ 4,202

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain (loss) on available
     for sale securities                                                (3,125)            905
Reclassification adjustment for (gains) losses
     arising during the period                                               -              (1)
-----------------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax                           (3,125)            904
Tax (expense) benefit related to items
     of other comprehensive income (loss)                                1,213            (368)
-----------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                           (1,912)            536
-----------------------------------------------------------------------------------------------
Comprehensive income                                                   $ 3,474         $ 4,738
===============================================================================================

The accompanying notes are an integral part of this statement.

                             SOUTHWEST BANCORP, INC.

              Notes to Unaudited Consolidated Financial Statements


NOTE 1: GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders' equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal, recurring adjustments. The results of operations for the three months ended March 31, 2005 and the cash flows for the three months ended March 31, 2005 should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2004.


NOTE 2: PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Southwest Bancorp, Inc. ("Southwest"), its wholly owned financial institution subsidiaries, the Stillwater National Bank and Trust Company ("Stillwater National"), SNB Bank of Wichita ("SNB Wichita"), and its management consulting subsidiaries, Healthcare Strategic Support, Inc. ("HSSI"), and Business Consulting Group, Inc. ("BCG"). All significant intercompany transactions and balances have been eliminated in consolidation.


NOTE 3:  RECLASSIFICATIONS

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.


NOTE 4: INVESTMENT SECURITIES

The following table presents securities with gross unrealized losses and fair value by length of time that the individual securities had been in a continuous unrealized loss position at March 31, 2005. Securities whose market values exceed cost are excluded from this table.

                                                                            Continuous Unrealized Losses
                                                                                    Existing for:
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Total
                                                            Fair              Less Than          More Than        Unrealized
(Dollars in thousands)                                      Value             12 Months          12 Months          Losses
-----------------------------------------------------------------------------------------------------------------------------

Held to Maturity:
U.S. Government and agency obligations                    $  1,011            $   (12)           $     -             $   (12)
Obligations of state and political subdivisions                  -                  -                  -                   -
-----------------------------------------------------------------------------------------------------------------------------
     Total                                                $  1,011            $   (12)           $     -             $   (12)
=============================================================================================================================

Available for Sale:
U.S. Government and agency obligations                    $174,008            $(1,770)           $(2,557)            $(4,327)
Obligations of state and political subdivisions                  -                  -                  -                   -
Mortgage-backed securities                                  15,115               (174)               (49)               (223)
Other debt securities                                        1,250                (12)               (17)                (29)
-----------------------------------------------------------------------------------------------------------------------------
     Total                                                $190,373            $(1,956)           $(2,623)            $(4,579)
=============================================================================================================================

Southwest has reviewed all these securities on an individual basis. Southwest has the ability and intent to hold these securities for a period of time sufficient for a forecasted market price recovery up to (or beyond) the cost of the investment, or to maturity when the full cost will be recovered and, therefore, has determined that none of the losses are other than temporary.


NOTE 5: LOANS RECEIVABLE

Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Kansas and Texas. Its commercial lending operations are concentrated in the Stillwater, Tulsa, and Oklahoma City areas of Oklahoma; in Wichita, Kansas; and in the Dallas, Austin, and San Antonio, Texas metropolitan areas. As a result, the collectibility of Southwest's loan portfolio can be affected by changes in the economic conditions in these three states and in those metropolitan areas. At March 31, 2005 and December 31, 2004, substantially all of Southwest's loans were collateralized with real estate, inventory, accounts receivable, and/or other assets, or were guaranteed by agencies of the United States Government or, in the case of private student loans, insured by a private insurer.

At March 31, 2005, loans to individuals and businesses in the healthcare industry totaled approximately $370.2 million, or 22%, of total loans and student loans totaled approximately $390.5 million, or 23%, of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% or more of total loans.

Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates. Total nonaccrual loans decreased $9.5 million, or 43%, from December 31, 2004, and total nonperforming loans decreased $9.3 million, or 40%. Total nonperforming assets of $25.8 million (which includes other real estate owned) decreased $2.3 million, or 8%.

---------------------------------------------------------------------------------------------------------------
                                                                    At                            At
(Dollars in thousands)                                        MARCH 31, 2005              DECEMBER 31, 2004
---------------------------------------------------------------------------------------------------------------

Nonaccrual loans (1)                                                     $12,737                      $22,230
Past due 90 days or more (2)                                               1,117                          929
                                                           -----------------------      -----------------------
     Total nonperforming loans                                            13,854                       23,159
Other real estate owned                                                   11,902                        4,937
                                                           -----------------------      -----------------------
     Total nonperforming assets                                          $25,756                      $28,096
                                                           =======================      =======================

Nonperforming loans to loans receivable                                     0.83%                        1.43%
Allowance for loan losses to nonperforming loans                          141.91%                       82.00%
Nonperforming assets to loans receivable and
     other real estate owned                                                1.53%                        1.72%

(1) The government-guaranteed portion of loans included in these totals was $2.0 million (2005) and $1.4 million (2004).
(2) The government-guaranteed portion of loans included in these totals was $27,000 (2005) and $38,000 (2004).

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $12.7 million at March 31, 2005. All of the nonaccruing assets are subject to regular tests for impairment as part of Southwest's allowance for loan losses methodology (see below).

During the first three months of 2005, $144,000 in interest income was received on nonaccruing loans. If interest on those loans had been accrued for the three months ended March 31, 2005, additional total interest income of $326,000 would have been recorded.

Performing loans considered potential nonperforming loans (loans that are not included in the past due, nonaccrual or restructured categories but for which known information about possible credit problems cause management to have doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may become nonperforming in the future) amounted to approximately $43.4 million at March 31, 2005, compared to $25.6 million at December 31, 2004, an increase of 69%. Loans may be monitored by management and reported as potential nonperforming loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.

NOTE 6: ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LOAN COMMITMENTS

Activity in the allowance for loan losses is shown below for the indicated periods.

------------------------------------------------------------------------------------------------------
                                                                FOR THE THREE             FOR THE
                                                                MONTHS ENDED            YEAR ENDED
(Dollars in thousands)                                         MARCH 31, 2005        DECEMBER 31, 2004
------------------------------------------------------------------------------------------------------

Balance at beginning of period                                  $   18,991              $   15,009
Loans charged-off:
     Real estate mortgage                                            2,537                     812
     Real estate construction                                            -                     275
     Commercial                                                      1,265                   8,382
     Installment and consumer                                           56                     565
------------------------------------------------------------------------------------------------------
         Total charge-offs                                           3,858                  10,034
Recoveries:
     Real estate mortgage                                                4                     151
     Commercial                                                        203                     907
     Installment and consumer                                           11                      90
------------------------------------------------------------------------------------------------------
         Total recoveries                                              218                   1,148
------------------------------------------------------------------------------------------------------
Net loans charged-off                                                3,640                   8,886
Provision for loan losses                                            4,309                  12,868
------------------------------------------------------------------------------------------------------
Balance at end of period                                        $   19,660              $   18,991
======================================================================================================
Loans outstanding:
     Average                                                    $1,713,666              $1,527,935
     End of period                                               1,673,778               1,623,875
Net charge-offs to total average loans (annualized)                   0.86%                   0.58%
Allowance for loan losses to total loans (end of period)              1.17%                   1.17%

Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest determines is appropriate based on a systematic methodology. The allowance is based on careful, continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio and unused commitments to provide financing. Southwest's systematic methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and an unallocated allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases. Loss factors generally are based on Southwest's historical loss experience in the various portfolio categories over the prior eighteen months or twelve months, but may be adjusted for categories where eighteen and twelve month loss experience is historically unusual. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses. Formula allowances also are established for loans that do not have specific allowances according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each credit grade. Specific allowances are established in cases where management has identified significant conditions or circumstances related to individual loans that management believes indicate the probability that losses may be incurred in an amount different from the amounts determined by application of the formula allowance. Specific allowances include amounts related to loans that are identified for evaluation of impairment, which is based on discounted cash flows using each loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. All of Southwest's nonaccrual loans are considered to be impaired loans. The unallocated allowance is based upon management's evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. These factors may include general economic and business conditions affecting lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal credit examiners, and management's judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. There were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance during the first quarter of 2005. Southwest determined the level of the allowance for loan losses at March 31, 2005, was appropriate, based on that methodology.

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

At the beginning of 2005, Southwest established a reserve for unfunded loan commitments as a liability on Southwest's statement of financial condition. The reserve formerly was presented within the allowance for loan losses; all affected prior periods have been restated. At March 31, 2005, this reserve for unfunded loan commitments was $953,000, the same amount previously included in the allowance for loan losses at December 31, 2004. The reserve is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.


NOTE 7:  STOCK OPTION PLAN

The Southwest Bancorp, Inc. 1994 Stock Option Plan and 1999 Stock Option Plan (the "Stock Plans") provide selected key employees with the opportunity to acquire common stock. The exercise price of all options granted under the Stock Plans is the fair market value on the grant date. Depending upon terms of the stock option agreements, stock options generally become exercisable on an annual basis and expire from five to ten years after the date of grant. Southwest applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Stock Plans; accordingly, no compensation expense related to the grants of stock options has been recorded in the accompanying consolidated statements of operations. Had compensation cost for the Stock Plans been determined based upon the fair value of the options at their grant date as prescribed in Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, Southwest's proforma data would have been as follows:

--------------------------------------------------------------------------------------------
                                                                     FOR THE THREE MONTHS
                                                                        ENDED MARCH 31,
(Dollars in thousands, except per share data)                         2005            2004
--------------------------------------------------------------------------------------------

Net income, as reported                                              $5,386          $4,202
Less:  Stock-based employee compensation expense
      determined under fair value based method for all
      awards, net of related tax effects                               (198)           (126)
--------------------------------------------------------------------------------------------
Proforma net income                                                  $5,188          $4,076
============================================================================================

Earnings per share:
      Basic -- as reported                                            $0.44           $0.35
      Basic -- proforma                                               $0.43           $0.34
      Diluted -- as reported                                          $0.43           $0.34
      Diluted -- proforma                                             $0.41           $0.33

In the first quarter of 2005, 10,800 shares in restricted common shares were awarded to outside directors of Southwest at a grant date fair value of $19.75 per share. The restrictions on these outside directors' shares expire after three years. Southwest will recognize compensation expense over the restricted period. During the first quarter of 2005, $5,925 in compensation expense was recorded related to these restricted shares.

NOTE 8: EARNINGS PER SHARE

Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury stock method. At March 31, 2005 and 2004, there were 130,736 and zero antidilutive options to purchase common shares, respectively.

The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:

------------------------------------------------------------------------------
                                                       FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                                     2005              2004
------------------------------------------------------------------------------
Weighted average shares outstanding:
     Basic earnings per share                     12,154,300       11,995,400
Effect of dilutive securities:
     Stock options                                   474,562          467,967
------------------------------------------------------------------------------
Weighted average shares outstanding:
     Diluted earnings per share                   12,628,862       12,463,367
==============================================================================


NOTE 9:  OPERATING SEGMENTS

Southwest operates four principal segments: Oklahoma Banking, Other States Banking, Secondary Market, and Other Operations. The Oklahoma Banking segment consists of three operating units that provide lending and deposit services to customers in the state of Oklahoma. The Other States Banking segment consists of three operating units that provide lending and deposit services to the customers in the states of Texas and Kansas. The Secondary Market segment consists of two operating units that provide student lending services to post-secondary students in Oklahoma and several other states and residential mortgage lending services to customers in Oklahoma, Texas, and Kansas. Southwest's fund management unit is included in Other Operations. The primary purpose of the fund management unit is to manage Southwest's overall liquidity needs and interest rate risk. Each segment borrows funds from and provides funds to the funds management unit as needed to support its operations. The Other Operations segment also includes SNB Investor Services and nonbank cash machine operations.

Southwest identifies reportable segments by type of service provided and geographic location. Operating results are adjusted for intercompany loan participations and borrowings, allocated service costs, and management fees.

The accounting policies of each reportable segment are the same as those of Southwest. Expenses for consolidated back-office operations are allocated to operating segments based on estimated uses of those services. General overhead expenses such as executive administration, accounting and internal audit are allocated based on the direct expense and/or deposit and loan volumes of the operating segment. Income tax expense for the operating segments is calculated essentially at statutory rates. The Other Operations segment records the tax expense or benefit necessary to reconcile to the consolidated financial statements.

The following table summarizes financial results by operating segment:

                                           For the Three Months Ended March 31, 2005
-------------------------------------------------------------------------------------------------------------------
                                                Oklahoma     Other States    Secondary        Other         Total
(Dollars in thousands)                          Banking        Banking         Market      Operations      Company
-------------------------------------------------------------------------------------------------------------------

Net interest income                             $ 10,874      $  4,371        $ 5,785      $     62     $   21,092
Provision for loan losses                          3,130         1,179              -             -          4,309
Other income                                       1,704           226            876           914          3,720
Other expenses                                     6,937         2,590          1,376         1,241         12,144
-------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                         2,511           828          5,285          (265)         8,359
Taxes on income                                      907           298          1,869          (101)         2,973
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                               $  1,604      $    530       $  3,416      $   (164)    $    5,386
===================================================================================================================

Fixed asset expenditures                        $    188      $    116       $      -      $    383     $      687
Total loans at period end                       $877,435      $399,343       $396,820      $    180     $1,673,778
Total assets at period end                      $895,612      $396,266       $416,666      $286,025     $1,994,569


                                                           For the Three Months Ended March 31, 2004
-------------------------------------------------------------------------------------------------------------------
                                                Oklahoma     Other States     Secondary      Other        Total
(Dollars in thousands)                           Banking        Banking         Market     Operations    Company
-------------------------------------------------------------------------------------------------------------------

Net interest income                             $ 10,106      $  2,874       $  3,556      $   (918)    $   15,618
Provision for loan losses                          1,133           516              -             -          1,649
Other income                                       1,727           283            513           595          3,118
Other expenses                                     6,818         1,334          1,264         1,096         10,512
-------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                         3,882         1,307          2,805        (1,419)         6,575
Taxes on income                                    1,444           427          1,051          (549)         2,373
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                               $  2,438      $    880       $  1,754      $   (870)    $    4,202
===================================================================================================================

Fixed asset expenditures                        $     81      $    173          $   2      $    207     $      463
Total loans at period end                       $880,491      $266,462       $272,178      $    151     $1,419,282
Total assets at period end                      $892,688      $261,756       $278,797      $262,000     $1,695,241

NOTE 10.  ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. On April 14, 2005, the SEC announced it would provide for a phased-in implementation process for this revised statement.

Generally, the approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. Statement 123(R) permits public companies to adopt its requirements using one of two methods:
1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date, and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.
2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented, or (b) prior interim periods of the year of adoption.

Southwest plans to adopt Statement 123(R) on January 1, 2006 but has not yet determined which method will be used. Management of Southwest believes that adoption of Statement 123(R) will not have a material impact on Southwest's consolidated financial condition or results of operations.

                             SOUTHWEST BANCORP, INC.

                  UNAUDITED AVERAGE BALANCES, YIELDS AND RATES

-------------------------------------------------------------------------------------------------------------------
                                                                  For the three months ended March 31,
(Dollars in thousands)                                                2005                         2004
-------------------------------------------------------------------------------------------------------------------
                                                            Average          Average        Average        Average
                                                            Balance         Yield/Rate      Balance       Yield/Rate
-------------------------------------------------------------------------------------------------------------------
ASSETS
Total loans                                                $1,713,666          7.08%      $1,379,726        6.06%
Investment securities                                         218,570          3.72          206,834        3.80
Other interest-earning assets                                   3,393          2.39              671        0.60
                                                           -----------------------------------------------------
     Total interest-earning assets                          1,935,629          6.69        1,587,231        5.77
Other assets                                                   83,676                         62,751
                                                           ----------                     ----------
     Total assets                                          $2,019,305                     $1,649,982
                                                           ==========                     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits                             $ 64,266          0.48%        $ 59,614        0.58%
Money market accounts                                         377,642          2.04          385,886        1.41
Savings accounts                                                8,539          0.24            7,330        0.27
Time deposits                                                 943,008          2.56          631,719        2.16
                                                           --------------------------------------------------------
     Total interest-bearing deposits                        1,393,455          2.31        1,084,549        1.79
Other borrowings                                              222,330          3.04          212,318        2.31
Subordinated debentures                                        72,180          6.90           72,180        5.92
                                                           --------------------------------------------------------
     Total interest-bearing liabilities                     1,687,965          2.61        1,369,047        2.10
Noninterest-bearing demand deposits                           185,636                        158,485
Other liabilities                                              15,126                          9,736
Shareholders' equity                                          130,578                        112,714
                                                           ----------                     ----------
     Total liabilities and shareholders' equity            $2,019,305                     $1,649,982
                                                           ==========                     ==========

Interest rate spread                                                           4.08%                        3.67%
                                                                               ====                         ====
Net interest margin (1)                                                        4.42%                        3.96%
                                                                               ====                         ====
Ratio of average interest-earning assets
     to average interest-bearing liabilities                  114.67%                         115.94%
                                                           =========                      ==========


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


GENERAL

Southwest Bancorp, Inc. ("Southwest") is a financial holding company for the Stillwater National Bank and Trust Company ("Stillwater National"), SNB Bank of Wichita ("SNB Wichita"), and Southwest's management consulting subsidiaries, Healthcare Strategic Support, Inc., and Business Consulting Group, Inc. ("BCG"). Southwest is an independent company, not controlled by other organizations or individuals. Southwest pursues an established strategy of independent operation for the benefit of all of its shareholders.

A substantial portion of Southwest's current business and focus for the future are services for healthcare facilities and professionals, local businesses, their primary employees, and other managers and professionals. Southwest seeks to be the premier financial services company for its selected markets. Information regarding Southwest can be retrieved via the Internet at www.oksb.com. Stillwater National and SNB Wichita offer commercial and consumer lending, deposit, and investment services, and specialized cash management, consulting, and other financial services from offices in Stillwater, Oklahoma City, Tulsa and Chickasha, Oklahoma, Wichita, Kansas and metropolitan Dallas, Austin, and San Antonio, Texas; loan production offices in Kansas City, Kansas, and on the campuses of Oklahoma State University-Tulsa and the University of Oklahoma Health Sciences Center-Oklahoma City; and on the Internet. Information regarding products and services of Stillwater National and SNB Wichita, including SNB DirectBanker(R), Southwest's online banking product, can be retrieved via the Internet, at www.banksnb.com and www.snbwichita.com. The Stillwater National and SNB Wichita websites and online banking technology are frequently updated in response to the changing needs of the large base of Internet banking customers. The information on our websites is not a part of this report on form 10-Q.

Southwest's banking philosophy is to provide a high level of customer service, a wide range of financial services, and products responsive to customer needs. This philosophy has led to the development of a line of deposit, lending, and other financial products that respond to professional and commercial customer needs for speed, efficiency, and information. These include Southwest's Sweep Agreements, Business Mail Processing, and SNB DirectBanker(R) and other Internet banking products, which complement Southwest's more traditional banking products. Southwest also emphasizes marketing personal banking, investment, and other financial services to highly educated, professional and business persons in its markets. Southwest seeks to build close relationships with businesses, professionals and their principals and to service their banking needs throughout their business development and professional lives. Southwest's strategic focus includes expansion in carefully selected geographic markets based upon a tested business model developed in connection with our expansion into Oklahoma City in 1982 and into Tulsa in 1985. This geographic expansion is based on identification of markets with concentrations of customers in Southwest's traditional areas of expertise: healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate lending, and makes use of traditional and specialized financial services. Specialized services include integrated document imaging and cash management services designed to help our customers in the healthcare industry and other record-intensive enterprises operate more efficiently, and management consulting services through Southwest's management consulting subsidiaries: Healthcare Strategic Support, Inc., serving physicians, hospitals, and healthcare groups, and Business Consulting Group, Inc., serving small and large commercial enterprises.

Beginning in 2002, Southwest has expanded operations into the states of Kansas and Texas. At March 31, 2005, Southwest had seven offices in those states. During the first quarter of 2005, these offices produced $530,000 in net income (10% of the consolidated total), a decrease from $880,000 for the first quarter of 2004, and $10.2 million in new banking assets. Southwest has received regulatory approval to open two branch offices in Austin, Texas and one branch office in San Antonio, Texas to replace existing loan production offices. Those offices are not yet accepting deposits.

Our Oklahoma Banking segment accounted for $1.6 million, or 30%, of year-to-date net income, and $6.5 million in new banking assets during the first three months of 2005.

Southwest has a long history of student and residential mortgage lending. These operations comprise our Secondary Market business segment. During the first quarter of 2005, this segment produced $3.4 million in net income, up 95% from the same period in 2004, and $48.1 million in additional banking assets since December 31, 2004. This growth was the result of expanded student lending, with residential mortgage lending increasing only slightly from year-end 2004. Loan volumes in the Secondary Market segment may vary significantly from period to period.

For additional information on our operating segments, please see Note 9, Operating Segments, in the Notes to Unaudited Consolidated Financial Statements. The total of net income of the segments discussed above exceeds consolidated net income for the first three months of 2005 due to losses allocated to the Other Operations segment, which provides funding and liquidity services to the rest of the organization.

Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest has grown from $434 million in assets since becoming a public company at year-end 1993, to nearly $2.0 billion at March 31, 2005, without acquiring other financial institutions. Southwest considers acquisitions of other financial institutions and other companies from time to time, although it does not have any specific agreements or understandings for any such acquisition at present. Southwest also considers, from time to time, the establishment of new lending, banking and other offices in additional geographic markets. Southwest also extends loans to borrowers in Oklahoma and neighboring states through participations with correspondent banks.


FINANCIAL CONDITION

TOTAL ASSETS

Southwest's total assets were $2.0 billion at March 31, 2005 and $1.9 billion at December 31, 2004.

LOANS

Total loans, including loans held for sale, were $1.7 billion at March 31, 2005, a 3% increase from December 31, 2004. Southwest experienced increases in all categories of loans, other than real estate construction loans, as shown in the following table:

------------------------------------------------------------------------------------------------------------
                                             MARCH 31,          DECEMBER 31,
(Dollars in thousands)                         2005                 2004          $ CHANGE      % CHANGE
------------------------------------------------------------------------------------------------------------

Real estate mortgage
    Commercial                             $  527,137          $  523,358         $ 3,779          0.72 %
    One-to-four family residential             91,738              87,858           3,880          4.42
Real estate construction                      244,491             248,278          (3,787)        (1.53)
Commercial                                    394,772             390,272           4,500          1.15
Installment and consumer
    Student loans                             390,492             348,970          41,522         11.90
    Other                                      25,148              25,139               9          0.04
------------------------------------------------------------------------------------------------------------
      Total loans                          $1,673,778          $1,623,875         $49,903          3.07 %
============================================================================================================

The composition of loans held for sale included in total loans is shown in the following table.

-------------------------------------------------------------------------------------------------------
                                           MARCH 31,         DECEMBER 31,
(Dollars in thousands)                      2005                2004           $ CHANGE       % CHANGE
-------------------------------------------------------------------------------------------------------

Student loans                             $390,492            $348,970         $41,522         11.90 %
One-to-four family residential               3,782               3,115             667         21.41
Other loans held for sale                    5,905               2,472           3,433        138.88
                                          --------            --------         -------         -------
      Total loans held for sale           $400,179            $354,557         $45,622         12.87 %
                                          ========            ========         =======         =======

Management determines the appropriate level of the allowance for loan losses using a systematic methodology. (See Note 6, "Allowance for Loan Losses and Reserve for Unfunded Loan Commitments," in the Notes to Unaudited Consolidated Financial Statements.) The allowance for loan losses increased by $669,000, or 4%, from December 31, 2004 to March 31, 2005. This growth was necessary due partially to the increase in potential nonperforming loans (See Note 5, "Loans Receivable). In addition, due to our rapid growth in loans over the past several years, a large portion of our loan portfolio and our lending relationships are of relatively recent origin, or "unseasoned", and require a higher allowance.

At March 31, 2005, the allowance for loan losses was $19.7 million, or 1.17% of total loans and 141.91% of nonperforming loans, compared to $19.0 million, or 1.17% of total loans and 82.00% of nonperforming loans, at December 31, 2004. Substantially all of the allowance is related to portfolio loans. The allowance allocated to portfolio loans was 1.53% of portfolio loans at March 31, 2005, compared to 1.48% at December 31, 2004. (See "Results of Operations-Provision for Loan Losses.")

At the beginning of 2005, Southwest established a reserve for unfunded loan commitments as a liability on Southwest's statement of financial condition. The reserve formerly was presented within the allowance for loan losses. At March 31, 2005, this reserve for unfunded loan commitments was $953,000, the same amount previously included in the allowance for loan losses at December 31, 2004. The amounts of the allowance for loan losses and other financial information for December 31, 2004 and March 31, 2004 presented in this report also reflect the reclassification of the reserve for unfunded loan commitments from the allowance for loan losses to a separate liability account.

DEPOSITS AND OTHER BORROWINGS

Southwest's deposits were $1.6 billion at March 31, 2005, an increase of $129.0 million, or 9%, from $1.5 billion at December 31, 2004. Increases occurred in all categories of deposits other than money market accounts as shown in the following table:

-------------------------------------------------------------------------------------------------------
                                            MARCH 31,         DECEMBER 31,
(Dollars in thousands)                        2005               2004           $ CHANGE      % CHANGE
-------------------------------------------------------------------------------------------------------

Noninterest-bearing demand                 $ 198,821           $ 183,738         $15,083          8.21 %
Interest-bearing demand                       65,045              57,359           7,686         13.40
Money market accounts                        365,835             379,818         (13,983)        (3.68)
Savings accounts                               8,602               8,108             494          6.09
Time deposits of $100,000 or more            681,927             609,670          72,257         11.85
Other time deposits                          308,704             261,365          47,339         18.11
                                          ----------          ----------        --------        ------
    Total deposits                        $1,628,934          $1,500,058        $128,876          8.59 %
                                          ==========          ==========        ========        ======

Stillwater National has unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Morgan Stanley & Co., Inc., Citigroup Global Markets, Inc., Wachovia Securities LLC, UBS Financial Services, Inc., RBC Dain Rauscher and CountryWide Securities that total $1.5 billion. At March 31, 2005, $467.4 million in these retail certificates of deposit were included in total deposits, an increase of $42.7 million, or 10%, from year-end 2004. Stillwater National has other brokered certificates of deposit totaling $12.3 million included in total deposits at March 31, 2005.

Other borrowings decreased $52.2 million, or 26%, to $147.9 million during the first three months of 2005.

SHAREHOLDERS' EQUITY

Shareholders' equity increased by $3.8 million, or 3%, due primarily to earnings for the first three months of 2005, stock option exercises, and stock issuances offset in part by dividends declared and a decrease in accumulated other comprehensive income (net, after tax, unrealized gains on investment securities available for sale). At March 31, 2005, Southwest, Stillwater National and SNB Wichita continued to exceed all applicable regulatory capital requirements.


RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31 2005 and 2004

Net income for the first quarter of 2005 of $5.4 million represented an increase of $1.2 million, or 28%, over the $4.2 million earned in the first quarter of 2004. Diluted earnings per share were $0.43 compared to $0.34, a 26% increase. The increase in net income was primarily the result of a $5.5 million, or 35%, increase in net interest income (fueled by loan growth and increased interest margin), and a $602,000, or 19%, increase in other income (due mainly to increased gains on sales of loans and service charges on deposit accounts), offset in part by a $2.7 million, or 161%, increase in the provision for loan losses, a $1.6 million, or 16%, increase in other expense (mainly as a result of increased personnel and general and administrative expenses), and a $600,000, or 25%, increase in taxes on income.

On an operating segment basis, the increase in net income was led by a $1.7 million increase in net income from the Secondary Market segment, due primarily to increased student lending volume, and a $706,000 reduction in the deficit from Other Operations, offset by declines in Oklahoma and Other States Banking. The decreases in Oklahoma and Other States Banking were largely the result of increased provision for loan losses and noninterest expense. The Secondary Market segment contributed the largest portion ($3.4 million) of Southwest's net income in the first quarter 2005. The contribution from the Secondary Market segment may vary significantly from period to period as a result of changes in loan volume, interest rates and market behavior; the number of schools participating in Southwest's student lending programs, the sizes of their enrollment, and the graduation status of student borrowers; and other factors.

NET INTEREST INCOME

-------------------------------------------------------------------------------------------------------------------
                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
(Dollars in thousands)                                          2005           2004        $ CHANGE       % CHANGE
-------------------------------------------------------------------------------------------------------------------

Interest income:
     Interest and fees on loans                                $29,923        $20,804        $9,119         43.83 %
     Investment securities:
         U.S. Government and agency obligations                  1,602          1,464           138          9.43
         Mortgage-backed securities                                143            188           (45)       (23.94)
         State and political subdivisions                           58            158          (100)       (63.29)
         Other securities                                          200            143            57         39.86
     Other interest-earning assets                                  20              1            19      1,900.00
                                                         ----------------------------------------------------------
         Total interest income                                  31,946         22,758         9,188         40.37

Interest expense:
     Interest-bearing demand                                        76             86           (10)       (11.63)
     Money market accounts                                       1,904          1,354           550         40.62
     Savings accounts                                                5              5             -             -
     Time deposits of $100,000 or more                           4,132          1,954         2,178        111.46
     Other time deposits                                         1,824          1,438           386         26.84
     Other borrowings                                            1,668          1,222           446         36.50
     Subordinated debentures                                     1,245          1,081           164         15.17
                                                         ----------------------------------------------------------
         Total interest expense                                 10,854          7,140         3,714         52.02
                                                         ----------------------------------------------------------

         Net interest income                                   $21,092        $15,618        $5,474         35.05 %
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

Yields on Southwest's interest-earning assets increased 92 basis points, and the rates paid on Southwest's interest-bearing liabilities increased 51 basis points, resulting in an increase in the interest rate spread to 4.08% for the first quarter of 2005 from 3.67% for the first quarter of 2004. During the same periods, annualized net interest margin increased from 3.96% to 4.42%. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 114.67% for the first quarter of 2005 from 115.94% for the first quarter of 2004.

The principal factor in the increase of interest income was the $348.4 million, or 22%, increase in average interest-earning assets. Interest income also benefited from the 92 basis point increase in the yield earned on interest-earning assets. Southwest's average loans increased $333.9 million, or 24%, and the related yield increased to 7.08% for the first quarter of 2005 from 6.06% in 2004. During the same period, average investment securities increased $11.7 million, or 6%, and the related yield was reduced to 3.72% from 3.80%.

The increase in total interest expense can be attributed to the $318.9 million, or 23%, increase in average interest-bearing liabilities and the 51 basis point increase in the rates paid on interest-bearing liabilities. The increase in interest expense on subordinated debentures is due to rate increases on the two variable rate issuances of subordinated debentures. Rates paid on deposits decreased for interest-bearing demand and savings accounts and increased for money market accounts and time deposits.

OTHER INCOME

----------------------------------------------------------------------------------------------------------------
                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
(Dollars in thousands)                                            2005           2004     $ CHANGE      % CHANGE
----------------------------------------------------------------------------------------------------------------

Other income:
     ATM Service Charges                                        $  805         $  732       $ 73           9.97 %
     Other service charges                                       1,333          1,269         64           5.04
     Other customer fees                                           357            265         92          34.72
     Other noninterest income                                      372            245        127          51.84
     Gain on sales of loans receivable:
         Student loan sales                                        639            251        388         154.58
         Mortgage loan sales                                       197            242        (45)        (18.60)
         All other loan sales                                       17            113        (96)        (84.96)
     Gain (loss) on sales of investment securities                   -              1         (1)       (100.00)
                                                         -------------------------------------------------------
         Total other income                                     $3,720         $3,118       $602          19.31 %
                                                         =======================================================

Other income increased $602,000, or 19%, due primarily to the $388,000 increase in gains on sales of student loans. Other contributing factors were the $73,000 increase in ATM service charges and the $64,000 increase in other service charges. An increase in surcharge rates at some cash machines, more cash machines being operated, and the relocation of existing cash machines to higher transaction volume areas all contributed to the increase in ATM service charges. The increase in other service charges occurred due to the repricing of overdraft service charges to be more consistent with other financial institutions in our markets. Other noninterest income also increased $127,000, or 52% due to a $35,000 increase in consulting fees generated by Southwest's subsidiaries, Healthcare Strategic Services, Inc. and Business Consulting Group, Inc. and a $31,000 increase in fees received due to cash payment delays on student loan sales.

Southwest's multi-state ATM network operated 292 ATM machines in 26 states at March 31, 2005 compared to 288 ATM machines in 25 states at March 31, 2004.

OTHER EXPENSE

------------------------------------------------------------------------------------------------------
                                                 FOR THE THREE MONTHS
                                                   ENDED MARCH 31,
(Dollars in thousands)                             2005           2004       $ CHANGE       % CHANGE
------------------------------------------------------------------------------------------------------

Other expense:
     Salaries and employee benefits              $ 6,212        $ 5,159        $1,053          20.41 %
     Occupancy                                     2,346          2,231           115           5.15
     FDIC and other insurance                        117             95            22          23.16
     Other real estate                               164             17           147         864.71
     General and administrative                    3,305          3,010           295           9.80
                                           -----------------------------------------------------------
         Total other expense                     $12,144        $10,512        $1,632          15.53 %
                                           ===========================================================

Salaries and employee benefits increased $1.1 million primarily as a result of an increase in the number of employees as well as normal compensation increases. The number of full-time equivalent employees increased from 333 at the end of the first quarter of 2004 to 367 at the end of the first quarter of 2005.

The primary factor in the increase of occupancy expense was a $55,000 increase in building rental expenses due to the opening of three additional branches in Texas and expansion of office space in Wichita, Kansas.

The increase in general and administrative expense was due primarily to a $157,000 increase in accounting fees, $142,500 of which was the cost of work performed for Sarbanes-Oxley Section 404 compliance and attestation. General and administrative expense also reflected an $82,000 increase in fees paid in connection with government-guaranteed loans, and a $57,000 increase in legal fees.


                                  * * * * * * *

Provision for Loan Losses

Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses and the reserve for unfunded loan commitments at the levels Southwest determines is appropriate based on a systematic methodology. (See Note 6, "Allowance for Loan Losses and Reserve for Unfunded Loan Commitments," in the Notes to Unaudited Consolidated Financial Statements.)

The allowance for loan losses of $19.7 million increased $669,000, or 4%, from year-end 2004. A provision for loan losses of $4.3 million was recorded in the first quarter of 2005, an increase of $2.7 million, or 161%, from the first quarter of 2004. (See Note 5, "Loans Receivable," in the Notes to Unaudited Consolidated Financial Statements.)

At the beginning of 2005, Southwest established a reserve for unfunded loan commitments as a liability on Southwest's statement of financial condition. The reserve formerly was presented within the allowance for loan losses. At March 31, 2005, this reserve for unfunded loan commitments was $953,000, the same amount previously included in the allowance for loan losses at December 31, 2004. The amounts of the allowance for loan losses and other financial information for December 31, 2004 and March 31, 2004 presented in this report also reflect the reclassification of the reserve for unfunded loan commitments from the allowance for loan losses to a separate liability account.

Taxes on Income

Southwest's income tax expense was $3.0 million and $2.4 million for the first three months of 2005 and 2004, respectively, an increase of $600,000, or 25%. Southwest's effective tax rates have been lower than federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans, the organization in July 2001 of a real estate investment trust and tax credits generated by certain lending and investment activities.


LIQUIDITY

Liquidity is measured by a financial institution's ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as student loans, residential mortgage loans, and SBA loans, and available for sale investments. Additional sources of liquidity, including cash flow from the repayment of loans and the sale of participations in outstanding loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of deposits and liquid assets and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans, and operate the organization.

Southwest has available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank ("FRB"), the Student Loan Marketing Association ("Sallie Mae"), the F&M Bank of Tulsa ("F&M"), and the Federal Home Loan Bank of Topeka ("FHLB"). Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $1.2 million at March 31, 2005. Stillwater National has approved federal funds purchase lines totaling $300.5 million with one other bank and four institutional brokers; no amounts were outstanding on these lines at March 31, 2005. In addition, Stillwater National has available a $35.0 million line of credit from the Sallie Mae and a $316.5 million line of credit from the FHLB and SNB Wichita has a $10.0 million line of credit from the FHLB. Borrowings under the Sallie Mae line would be secured by student loans. Borrowings under the FHLB lines are secured by investment securities and loans. The Sallie Mae line expires April 20, 2007; no amount was outstanding on this line at March 31, 2005. The Stillwater National FHLB line of credit had an outstanding balance of $106.5 million at March 31, 2005; no amount was outstanding on the SNB Wichita line of credit at the FHLB at March 31, 2005. See also "Deposits and Other Borrowings" on page 17.

Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of direct obligations of U.S. Government Agency issues, which are designated as pledged with Stillwater National's safekeeping agent. These transactions are for one-to-four day periods.

During the first three months of 2005, the only categories of other borrowings whose averages exceeded 30% of ending shareholders' equity were repurchase agreements and funds borrowed from the FHLB.

                                                              MARCH 31, 2005                       MARCH 31, 2004
--------------------------------------------------------------------------------------------------------------------------
                                                                          FUNDS                              FUNDS
                                                       REPURCHASE        BORROWED           REPURCHASE      BORROWED
(Dollars in thousands)                                 AGREEMENTS     FROM THE FHLB         AGREEMENTS    FROM THE FHLB
--------------------------------------------------------------------------------------------------------------------------

Amount outstanding at end of period                     $40,166         $106,500             $43,243        $131,715
Weighted average rate paid at end of period                1.70%            3.77%               0.62%           3.16%
Average Balance:
     For the three months ended                         $32,836         $136,364             $39,408        $142,344
Average Rate Paid:
     For the three months ended                            1.70%            3.57%               0.62%           3.06%
Maximum amount outstanding at any month end             $47,717         $131,950             $43,243        $144,470

During the first three months of 2005, cash and cash equivalents increased by $23.7 million, or 99%, to $47.8 million. This increase was the net result of cash provided from financing activities of $76.7 million (primarily from an increase in deposits), offset in part by cash used in net loan origination and other investing activities of $17.1 million and cash used in operating activities of $35.9 million, primarily to fund an increase in loans held for sale.

During the first three months of 2004, cash and cash equivalents decreased by $6.3 million, or 18%, to $27.7 million. This decrease was the net result of cash used in net loan origination and other investing activities of $49.0 million and cash used in operating activities of $63.6 million, offset in part by cash provided from financing activities of $106.3 million.


CAPITAL RESOURCES

In the first three months of 2005, total shareholders' equity increased $3.8 million, or 3%, to $129.7 million. Earnings, net of cash dividends declared on common stock, contributed $4.5 million to shareholders' equity during this three month period. The sale or issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan, and the employee stock option plan and the issuance of restricted stock contributed an additional $1.2 million to shareholders' equity in the first quarter of 2005, including tax benefits realized by Southwest relating to option exercises. Accumulated comprehensive income (loss), consisting of net unrealized gains (losses) on investment securities available for sale (net of tax), was $(2.7) million at March 31, 2005 compared to $(797,000) at December 31, 2004.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. At March 31, 2005, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.89%, a Tier I risk-based capital ratio of 11.03%, and a leverage ratio of 8.75%. As of March 31, 2005, Stillwater National and SNB Wichita also met the criteria for classification as "well-capitalized" institutions under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National or SNB Wichita by Federal bank or thrift regulators.

Southwest declared a dividend of $0.075 per common share payable on April 1, 2005 to shareholders of record as of March 17, 2005.

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


                                  * * * * * * *


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2004.


CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, Southwest's management evaluated the effectiveness of Southwest's disclosure controls and procedures as of March 31, 2005. Southwest's Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest's Chief Executive Officer and Chief Financial Officer concluded that Southwest's disclosure controls and procedures were effective as of March 31, 2005.

First Quarter 2005 Changes in Internal Control over Financial Reporting

No change occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, Southwest's internal control over financial reporting.


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

         None

Item 3.  Defaults upon senior securities

         None

Item 4.  Submission of matters to a vote of security holders

         None

Item 5.  Other information

         None


Item 6.  Exhibits

         *Exhibit 10.1         Amended and Restated Severance Compensation Plan
         *Exhibit 10.2         Restricted Stock Agreements
         Exhibit 31(a),(b)     Rule 13a-14(a)/15d-14(a) Certifications
         Exhibit 32(a),(b)     18 U.S.C. Section 1350 Certifications


-----------------
* Compensatory plan or agreement

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTHWEST BANCORP, INC.
(Registrant)




By:   /s/ Rick Green                                       May 09, 2005
    -------------------------------------                  -----------------
    Rick Green                                             Date
    President and Chief Executive Officer
    (Principal Executive Officer)




By:   /s/ Kerby Crowell                                    May 09, 2005
    -------------------------------------                  -----------------
    Kerby Crowell                                          Date
    Executive Vice President, Chief Financial
    Officer and Secretary
    (Principal Financial Officer)