Form 10-Q/A
period 2005-03-31
SOUTHWEST BANCORP INC
filed 2005-06-01
CIK 914374

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -------------------------------------

                                   FORM 10-Q-A

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

                           12,195,001 (as of 05-02-05)
                           ----------

This amendment is filed solely to provide certificates pursuant to Rule 13-a-14(a) to replace the original certificates inadvertently filed on a superseded form which omitted certain prefatory language from paragraph 4 required by the current form and included paragraph 6, which is no longer required by the form.


                                     1 of 3