Form 10-Q
period 2005-06-30
SOUTHWEST BANCORP INC
filed 2005-08-09
CIK 914374

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2005

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

                                   13,937,910
                                   ----------


                                    1 of 33

                             SOUTHWEST BANCORP, INC.

                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Consolidated Statements of Financial Condition at June 30, 2005 and December 31, 2004...........................3

Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004.................4

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004...........................5

Unaudited Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2005...........................6

Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2005 and
   2004...................................................................................................................6

Notes to Unaudited Consolidated Financial Statements......................................................................7

Unaudited Average Balances, Yields and Rates..............................................................................13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................................25

ITEM 4.  CONTROLS AND PROCEDURES..........................................................................................26

PART II.  OTHER INFORMATION...............................................................................................27

SIGNATURES................................................................................................................29


                             SOUTHWEST BANCORP, INC.

            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   JUNE 30,          DECEMBER 31,
(Dollars in thousands, except per share data)                                                        2005               2004
---------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                                           $    30,581        $    24,097
Federal funds sold                                                                                        500                  -
 ---------------------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents                                                                         31,081             24,097
Investment securities:
     Held to maturity, fair value $1,581 (2005) and $2,509 (2004)                                       1,589              2,495
     Available for sale, amortized cost $245,364 (2005) and $205,393 (2004)                           243,367            204,092
     Federal Reserve Bank and Federal Home Loan Bank Stock, at cost                                    13,793             13,464
Loans held for sale                                                                                   391,074            354,557
Loans receivable, net of allowance for loan losses
     of $20,841 (2005) and $18,991 (2004)                                                           1,285,365          1,250,327
Accrued interest receivable                                                                            15,456             15,091
Premises and equipment, net                                                                            20,291             19,860
Other real estate                                                                                       9,761              4,937
Other assets                                                                                           27,869             24,867
 ---------------------------------------------------------------------------------------------------------------------------------
            Total assets                                                                          $ 2,039,646        $ 1,913,787
 =================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand                                                                   $   221,067        $   183,738
     Interest-bearing demand                                                                           56,925             57,359
     Money market accounts                                                                            385,516            379,818
     Savings accounts                                                                                   8,304              8,108
     Time deposits of $100,000 or more                                                                665,697            609,670
     Other time deposits                                                                              328,969            261,365
 ---------------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                                             1,666,478          1,500,058
Accrued interest payable                                                                                7,353              4,911
Income tax payable                                                                                      2,720              2,266
Other borrowings                                                                                      145,932            200,065
Other liabilities                                                                                       6,522              7,370
Reserve for unfunded loan commitments                                                                   1,360                953
Subordinated debentures                                                                                46,393             72,180
 ---------------------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                                       1,876,758          1,787,803
SHAREHOLDERS' EQUITY:
     Common stock - $1 par value; 20,000,000 shares authorized;
         14,658,042 (2005) and 12,243,042 (2004) shares issued and outstanding                         14,658             12,243
     Paid in capital                                                                                   45,421              7,993
     Retained earnings                                                                                116,583            107,905
     Accumulated other comprehensive loss                                                              (1,222)              (797)
     Treasury stock, at cost; 715,056 (2005) and 138,189 (2004) shares                                (12,552)            (1,360)
 ---------------------------------------------------------------------------------------------------------------------------------
            Total shareholders' equity                                                                162,888            125,984
 ---------------------------------------------------------------------------------------------------------------------------------
            Total liabilities & shareholders' equity                                              $ 2,039,646        $ 1,913,787
 =================================================================================================================================


The accompanying notes are an integral part of this statement.

                             SOUTHWEST BANCORP, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


-----------------------------------------------------------------------------------------------------------------------
                                                                      FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,                ENDED JUNE 30,
(Dollars in thousands, except earnings per share data)                2005           2004           2005          2004
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                          $31,105        $22,419        $61,028        $43,223
Investment securities:
     U.S. government and agency obligations                           1,726          1,539          3,328          3,003
     Mortgage-backed securities                                         157            155            300            343
     State and political subdivisions                                    50            123            108            281
     Other securities                                                   189            185            389            328
Other interest-earning assets                                            18              2             38              3
------------------------------------------------------------------------------------------------------------------------
     Total interest income                                           33,245         24,423         65,191         47,181

INTEREST EXPENSE:
Interest-bearing demand                                                  89             91            165            177
Money market accounts                                                 2,383          1,450          4,287          2,804
Savings accounts                                                          5              4             10              9
Time deposits of $100,000 or more                                     4,937          2,054          9,069          4,008
Other time deposits                                                   2,250          1,362          4,074          2,800
Other borrowings                                                      1,454          1,318          3,122          2,540
Subordinated debentures                                               1,235          1,079          2,480          2,160
------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                          12,353          7,358         23,207         14,498
------------------------------------------------------------------------------------------------------------------------

Net interest income                                                  20,892         17,065         41,984         32,683

Provision for loan losses                                             2,986          2,551          7,295          4,200

OTHER INCOME:
Service charges and fees                                              2,768          2,418          5,263          4,685
Other noninterest income                                                494            159            866            403
Gain on sales of loans                                                  916            707          1,769          1,313
Gain on sales of investment securities                                    -              -              -              1
------------------------------------------------------------------------------------------------------------------------
     Total other income                                               4,178          3,284          7,898          6,402

OTHER EXPENSE:
Salaries and employee benefits                                        6,339          5,171         12,551         10,330
Occupancy                                                             2,338          2,265          4,684          4,496
FDIC and other insurance                                                119             96            236            191
Other real estate                                                       376             24            540             41
General and administrative                                            4,612          3,046          7,917          6,056
------------------------------------------------------------------------------------------------------------------------
     Total other expense                                             13,784         10,602         25,928         21,114
------------------------------------------------------------------------------------------------------------------------
Income before taxes                                                   8,300          7,196         16,659         13,771
Taxes on income                                                       3,071          2,592          6,044          4,965
------------------------------------------------------------------------------------------------------------------------
Net income                                                          $ 5,229        $ 4,604        $10,615        $ 8,806
========================================================================================================================

Basic earnings per share                                            $  0.42        $  0.38        $  0.86        $  0.73
========================================================================================================================
Diluted earnings per share                                          $  0.40        $  0.37        $  0.83        $  0.71
========================================================================================================================
Cash dividends declared per share                                   $ 0.075        $  0.07        $  0.15        $  0.14
========================================================================================================================


The accompanying notes are an integral part of this statement.

                             SOUTHWEST BANCORP, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------
                                                                                                For the six months
                                                                                                  ended June 30,
(Dollars in thousands)                                                                        2005              2004
-----------------------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                                                 $  10,615          $   8,806
Adjustments to reconcile net income to net
     cash (used in) provided from operating activities:
         Provision for loan losses                                                             7,295              4,200
         Deferred taxes                                                                         (680)            (3,637)
         Depreciation and amortization expense                                                 1,300              1,301
         Amortization of premiums and accretion of
            discounts on securities, net                                                          51                 90
         Amortization of intangibles                                                             193                159
         Tax benefit from exercise of stock options                                              392                438
         (Gain) Loss on sales/calls of securities                                                  -                 (1)
         (Gain) Loss on sales of loans                                                        (1,769)            (1,313)
         (Gain) Loss on sales of premises/equipment                                               (7)                (7)
         (Gain) Loss on other real estate owned, net                                              47                  -
         Proceeds from sales of residential mortgage loans                                    40,737             42,883
         Residential mortgage loans originated for resale                                    (41,831)           (43,489)
         Proceeds from sales of student loans                                                376,958            209,457
         Student loans originated for resale                                                (410,367)          (288,357)
Changes in assets and liabilities:
     Accrued interest receivable                                                                (365)            (1,457)
     Other assets                                                                             (2,246)               394
     Income taxes payable                                                                        454              3,938
     Accrued interest payable                                                                  2,442               (707)
     Other liabilities                                                                        (1,023)               884
 ----------------------------------------------------------------------------------------------------------------------
         Net cash (used in) provided from operating activities                               (17,804)           (66,418)
 ----------------------------------------------------------------------------------------------------------------------
Investing activities:
Proceeds from principal repayments, calls and maturities:
     Held to maturity securities                                                               1,425              8,468
     Available for sale securities                                                             4,975             43,331
Purchases of Federal Home Loan Bank and Federal Reserve
     Bank stock                                                                                 (329)              (877)
Purchases of available for sale securities                                                   (45,514)           (72,095)
Loans originated and principal repayments, net                                               (49,338)          (111,872)
Purchases of premises and equipment                                                           (1,778)            (1,161)
Proceeds from sales of premises and equipment                                                     64                176
Proceeds from sales of other real estate owned                                                 2,286                120
 ----------------------------------------------------------------------------------------------------------------------
         Net cash (used in) provided from investing activities                               (88,209)          (133,910)
 ----------------------------------------------------------------------------------------------------------------------
Financing activities:
Net increase (decrease) in deposits                                                          166,420            151,775
Net increase (decrease) in other borrowings                                                  (54,133)            43,633
Net proceeds from issuance of common stock                                                    40,354              1,142
Repayment of subordinated debentures                                                         (25,787)                 -
Purchases of treasury stock                                                                  (12,095)                 -
Common stock dividends paid                                                                   (1,762)            (1,589)
 ----------------------------------------------------------------------------------------------------------------------
         Net cash (used in) provided from financing activities                               112,997            194,961
 ----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                           6,984             (5,367)
Cash and cash equivalents,
Beginning of period                                                                           24,097             33,981
 ----------------------------------------------------------------------------------------------------------------------
End of period                                                                              $  31,081          $  28,614
 ======================================================================================================================


The accompanying notes are an integral part of this statement.

                             SOUTHWEST BANCORP, INC.

            UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------------
                                                                                              ACCUM-
                                                                                             ULATED
                                                                                              OTHER                     TOTAL
                                                                                             COMPRE-                    SHARE-
(Dollars in thousands,                     COMMON STOCK          PAID IN      RETAINED       HENSIVE     TREASURY      HOLDERS'
except per share data)                 SHARES       AMOUNT       CAPITAL      EARNINGS        LOSS         STOCK        EQUITY
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2005             12,243,042   $   12,243   $    7,993    $  107,905    $     (797)   $   (1,360)   $  125,984

Cash dividends declared:
     Common, $0.15 per share,
     and other dividends                      -            -            -        (1,937)            -             -        (1,937)
Common stock issued:
     Employee Stock Option Plan               -            -         (143)            -             -           759           616
     Employee Stock Purchase Plan             -            -           21             -             -            17            38
     Dividend Reinvestment Plan               -            -           24             -             -            19            43
     Restricted Stock                         -            -          105             -             -           108           213
     Public Offering                  2,415,000        2,415       37,029             -             -             -        39,444
Tax benefit related to exercise
     of stock options                         -            -          392             -             -             -           392
Other comprehensive income
     (loss), net of tax                       -            -            -             -          (425)            -          (425)
Treasury shares purchased                     -            -            -             -             -       (12,095)      (12,095)
Net income                                    -            -            -        10,615             -             -        10,615
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2005               14,658,042   $   14,658   $   45,421    $  116,583    $   (1,222)   $  (12,552)   $  162,888
===================================================================================================================================


The accompanying notes are an integral part of this statement.

                             SOUTHWEST BANCORP, INC.

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

---------------------------------------------------------------------------------------------------------------------
                                                                  FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,                ENDED JUNE 30,
(Dollars in thousands)                                            2005            2004          2005          2004
---------------------------------------------------------------------------------------------------------------------
Net income                                                      $  5,229       $  4,604       $ 10,615       $  8,806

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain (loss) on available
     for sale securities                                           2,429         (4,073)          (696)        (3,168)
Reclassification adjustment for (gains) losses
     arising during the period                                         -              -              -             (1)
---------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax                      2,429         (4,073)          (696)        (3,169)
Tax (expense) benefit related to items
     of other comprehensive income (loss)                           (942)         1,656            271          1,288
---------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax                      1,487         (2,417)          (425)        (1,881)
---------------------------------------------------------------------------------------------------------------------
Comprehensive income                                            $  6,716       $  2,187       $ 10,190       $  6,925
=====================================================================================================================


The accompanying notes are an integral part of this statement.

                             SOUTHWEST BANCORP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders' equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal, recurring adjustments. The results of operations for the three and six months ended June 30, 2005 and the cash flows for the six months ended June 30, 2005 should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2004.

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

NOTE 4: INVESTMENT SECURITIES

The following table presents securities with gross unrealized losses and fair value by length of time that the individual securities had been in a continuous unrealized loss position at June 30, 2005. Securities whose market values exceed cost are excluded from this table.

                                                                          Continuous Unrealized Losses
                                                                                 Existing for:
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Total
                                                            Fair               Less Than          More Than          Unrealized
(Dollars in thousands)                                      Value              12 Months          12 Months            Losses
-------------------------------------------------------------------------------------------------------------------------------

Held to Maturity:
U.S. government and agency obligations                     $ 1,009                $ (9)             $   -               $  (9)
Obligations of state and political subdivisions                  -                   -                  -                   -
-------------------------------------------------------------------------------------------------------------------------------
     Total                                                 $ 1,009                $ (9)             $   -               $  (9)
===============================================================================================================================

Available for Sale:
U.S. government and agency obligations                    $170,518               $(624)           $(1,388)            $(2,012)
Obligations of state and political subdivisions              1,236                 (14)                 -                 (14)
Mortgage-backed securities                                  13,699                (133)               (52)               (185)
Other debt securities                                        1,235                 (19)               (13)                (32)
-------------------------------------------------------------------------------------------------------------------------------
     Total                                                $186,688               $(790)           $(1,453)            $(2,243)
===============================================================================================================================


Southwest has reviewed all these securities on an individual basis. These unrealized losses occurred due to increases in interest rates and not as a result of a decline in credit quality. Southwest has the ability and intent to hold these securities for a period of time sufficient for a forecasted market price recovery up to (or beyond) the cost of the investment, or to maturity when the full cost will be recovered and, therefore, has determined that none of the losses are other than temporary.

NOTE 5: LOANS RECEIVABLE

Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Kansas and Texas. Its commercial lending operations are concentrated in the Stillwater, Oklahoma City, and Tulsa areas of Oklahoma; in Wichita, Kansas; and in the Dallas, Austin, and San Antonio, Texas metropolitan areas. As a result, the collectibility of Southwest's loan portfolio can be affected by changes in the economic conditions in these three states and in those metropolitan areas. At June 30, 2005 and December 31, 2004, substantially all of Southwest's loans were collateralized with real estate, inventory, accounts receivable, and/or other assets, or were guaranteed by agencies of the United States government or, in the case of private student loans, insured by a private insurer.

At June 30, 2005, loans to individuals and businesses in the healthcare industry totaled approximately $396.4 million, or 23%, of total loans and student loans totaled approximately $383.6 million, or 23%, of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% or more of total loans.

Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates. Total nonaccrual loans decreased $12.3 million, or 55%, from December 31, 2004, and total nonperforming loans decreased $11.8 million, or 51%. Total nonperforming assets of $21.1 million (which includes other real estate owned) decreased $7.0 million, or 25%, from the same period.


------------------------------------------------------------------------------------------
                                                            At                 At
(Dollars in thousands)                                 JUNE 30, 2005     DECEMBER 31, 2004
------------------------------------------------------------------------------------------
Nonaccrual loans (1)                                      $ 9,955             $22,230
Past due 90 days or more (2)                                1,427                 929
                                                          -------             -------
     Total nonperforming loans                             11,382              23,159
Other real estate owned                                     9,761               4,937
                                                          -------             -------
     Total nonperforming assets                           $21,143             $28,096
                                                          =======             =======

Nonperforming loans to loans receivable                      0.67%               1.43%
Allowance for loan losses to nonperforming loans           183.10%              82.00%
Nonperforming assets to loans receivable and
     other real estate owned                                 1.24%               1.72%


(1) The government-guaranteed portion of loans included in these totals was $1.7 million (2005) and $1.4 million (2004).

(2) The government-guaranteed portion of loans included in these totals was $9,000 (2005) and $38,000 (2004).


The principal balance of loans for which accrual of interest has been discontinued totaled approximately $10.0 million at June 30, 2005. All of the nonaccruing assets are subject to regular tests for impairment as part of Southwest's allowance for loan losses methodology (see below).

During the first six months of 2005, $195,000 in interest income was received on nonaccruing loans. If interest on those loans had been accrued for the six months ended June 30, 2005, additional total interest income of $496,000 would have been recorded.

Performing loans considered potential nonperforming loans (loans that are not included in the past due, nonaccrual or restructured categories but for which known information about possible credit problems cause management to have doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may become nonperforming in the future) amounted to approximately $46.2 million at June 30, 2005, compared to $25.6 million at December 31, 2004, an increase of 80%. Loans may be monitored by management and reported as potential nonperforming loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.

NOTE 6: ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LOAN COMMITMENTS

Activity in the allowance for loan losses is shown below for the indicated periods.


------------------------------------------------------------------------------------------------------
                                                                    FOR THE SIX          FOR THE
                                                                    MONTHS ENDED        YEAR ENDED
(Dollars in thousands)                                             JUNE 30, 2005     DECEMBER 31, 2004
------------------------------------------------------------------------------------------------------
Balance at beginning of period                                        $ 18,991           $ 15,009
Loans charged-off:
     Real estate mortgage                                                2,681                812
     Real estate construction                                               35                275
     Commercial                                                          3,023              8,382
     Installment and consumer                                              339                565
--------------------------------------------------------------------------------------------------
         Total charge-offs                                               6,078             10,034
Recoveries:
     Real estate mortgage                                                   10                151
     Commercial                                                            595                907
     Installment and consumer                                               28                 90
--------------------------------------------------------------------------------------------------
         Total recoveries                                                  633              1,148
--------------------------------------------------------------------------------------------------
Net loans charged-off                                                    5,445              8,886
Provision for loan losses                                                7,295             12,868
--------------------------------------------------------------------------------------------------
Balance at end of period                                              $ 20,841           $ 18,991
==================================================================================================
Loans outstanding:
     Average                                                        $1,719,874         $1,527,935
     End of period                                                   1,697,280          1,623,875
Net charge-offs to total average loans (annualized)                      0.64%              0.58%
Allowance for loan losses to total loans (end of period)                 1.23%              1.17%


Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest determines is appropriate based on a systematic methodology. The allowance is based on careful, continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio and unused commitments to provide financing. Southwest's systematic methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and an unallocated allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases. Loss factors generally are based on Southwest's historical loss experience in the various portfolio categories over the prior eighteen months or twelve months, but may be adjusted for categories where eighteen and twelve month loss experience is historically unusual. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses. Formula allowances also are established for loans that do not have specific allowances according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each credit grade. Specific allowances are established in cases where management has identified significant conditions or circumstances related to individual loans that management believes indicate the probability that losses may be incurred in an amount different from the amounts determined by application of the formula allowance. Specific allowances include amounts related to loans that are identified for evaluation of impairment, which is based on discounted cash flows using each loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. All of Southwest's nonaccrual loans are considered to be impaired loans. The unallocated allowance is based upon management's evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. These factors may include general economic and business conditions affecting lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal credit examiners, and management's judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. There were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance during the first six months of 2005. Southwest determined the level of the allowance for loan losses at June 30, 2005, was appropriate, based on that methodology.

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

At the beginning of 2005, Southwest established a reserve for unfunded loan commitments as a liability on Southwest's statement of financial condition. The reserve formerly was presented within the allowance for loan losses; all affected prior periods have been restated. At June 30, 2005, this reserve for unfunded loan commitments was $1.4 million, an increase of $407,000, or 43%, from the amount previously included in the allowance for loan losses at December 31, 2004. The reserve is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.

NOTE 7: STOCK OPTION PLAN

The Southwest Bancorp, Inc. 1994 Stock Option Plan and 1999 Stock Option Plan (the "Stock Plans") provide selected key employees with the opportunity to acquire common stock. The exercise price of all options granted under the Stock Plans is the fair market value on the grant date. Depending upon terms of the stock option agreements, stock options generally become exercisable on an annual basis and expire from five to ten years after the date of grant. Southwest applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Stock Plans; accordingly, no compensation expense related to the grants of stock options has been recorded in the accompanying consolidated statements of operations. Had compensation cost for the Stock Plans been determined based upon the fair value of the options at their grant date as prescribed in Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, Southwest's proforma data would have been as follows:


---------------------------------------------------------------------------------------------------------------------------
                                                                    FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,                ENDED JUNE 30,
(Dollars in thousands, except per share data)                     2005            2004            2005            2004
---------------------------------------------------------------------------------------------------------------------------
Net income, as reported                                             $5,229          $4,604         $10,615          $8,806
Less:  Stock-based employee compensation expense
      determined under fair value based method for all
      awards, net of related tax effects                               (75)            (53)           (273)           (170)
---------------------------------------------------------------------------------------------------------------------------
Proforma net income                                                 $5,154          $4,551         $10,342          $8,636
===========================================================================================================================

Earnings per share:
      Basic -- as reported                                           $0.42           $0.38           $0.86           $0.73
      Basic -- proforma                                              $0.41           $0.38           $0.84           $0.72
      Diluted -- as reported                                         $0.40           $0.37           $0.83           $0.71
      Diluted -- proforma                                            $0.40           $0.36           $0.81           $0.70


In the first quarter of 2005, 10,800 shares in restricted common shares were awarded to outside directors of Southwest at a grant date fair value of $19.75 per share. The restrictions on these outside directors' shares expire after three years. Southwest will recognize compensation expense over the restricted period. During the first six months of 2005, $22,713 in compensation expense was recorded related to these restricted shares.

NOTE 8: EARNINGS PER SHARE

Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury stock method. At June 30, 2005 and 2004, there were 2,500 and zero antidilutive options to purchase common shares, respectively.

The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:


--------------------------------------------------------------------------------------------------------------------------------
                                                            FOR THE THREE MONTHS                       FOR THE SIX MONTHS
                                                               ENDED JUNE 30,                            ENDED JUNE 30,
                                                         2005                 2004                 2005                 2004
--------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
     Basic earnings per share                          12,533,323          12,074,336           12,344,858           12,034,868
Effect of dilutive securities:
     Stock options                                        360,477             430,346              395,781              449,157
--------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
     Diluted earnings per share                        12,893,800          12,504,682           12,740,639           12,484,025
================================================================================================================================


NOTE 9: OPERATING SEGMENTS

Southwest operates four principal segments: Oklahoma Banking, Other States Banking, Secondary Market, and Other Operations. The Oklahoma Banking segment consists of three operating units that provide lending and deposit services to customers in the state of Oklahoma. The Other States Banking segment consists of three operating units that provide lending and deposit services to the customers in the states of Texas and Kansas. The Secondary Market segment consists of two operating units that provide student lending services to post-secondary students in Oklahoma and several other states and residential mortgage lending services to customers in Oklahoma, Texas, and Kansas. Southwest's fund management unit is included in Other Operations. The primary purpose of the fund management unit is to manage Southwest's overall liquidity needs and interest rate risk. Each segment borrows funds from and provides funds to the fund management unit as needed to support its operations. The Other Operations segment also includes SNB Investor Services and nonbank cash machine operations.

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

The following table summarizes financial results by operating segment:


                                                                 For the Six Months Ended June 30, 2005
-----------------------------------------------------------------------------------------------------------------------------
                                                Oklahoma      Other States       Secondary          Other            Total
(Dollars in thousands)                          Banking          Banking           Market        Operations          Company
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                           $   22,358       $    8,935       $   10,353       $      338        $   41,984
Provision for loan losses                          5,080            2,215                -                -             7,295
Other income                                       3,554              491            1,849            2,004             7,898
Other expenses                                    14,297            5,434            2,782            3,415            25,928
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                         6,535            1,777            9,420           (1,073)           16,659
Taxes on income                                    2,420              637            3,432             (445)            6,044
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                             $    4,115       $    1,140           $5,988       $     (628)       $   10,615
=============================================================================================================================
Fixed asset expenditures                      $      426       $      318       $        -       $    1,034        $    1,778
Total loans at period end                        889,243          425,767          382,191               79         1,697,280
Total assets at period end                       902,294          423,960          400,996          312,396         2,039,646



                                                                 For the Six Months Ended June 30, 2004
-----------------------------------------------------------------------------------------------------------------------------
                                                Oklahoma      Other States       Secondary          Other            Total
(Dollars in thousands)                          Banking          Banking           Market        Operations          Company
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                           $   20,674       $    6,357       $    7,735       $   (2,083)       $   32,683
Provision for loan losses                          2,699            1,501                -                -             4,200
Other income                                       3,516              480            1,152            1,254             6,402
Other expenses                                    13,510            2,928            2,546            2,130            21,114
-----------------------------------------------------------------------------------------------------------------------------
Income before taxes                                7,981            2,408            6,341           (2,959)           13,771
Taxes on income                                    2,944              816            2,356           (1,151)            4,965
-----------------------------------------------------------------------------------------------------------------------------
Net income                                    $    5,037       $    1,592       $    3,985       $   (1,808)       $    8,806
=============================================================================================================================
Fixed asset expenditures                      $      239       $      293       $        2       $      627        $    1,161
Total loans at period end                        887,902          312,777          297,931              151         1,498,761
Total assets at period end                       895,387          316,515          298,317          276,945         1,787,164


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

                             SOUTHWEST BANCORP, INC.

                  UNAUDITED AVERAGE BALANCES, YIELDS AND RATES


------------------------------------------------------------------------------------------------------------------
                                                                  FOR THE THREE MONTHS ENDED JUNE 30,
(Dollars in thousands)                                            2005                          2004
------------------------------------------------------------------------------------------------------------------
                                                         AVERAGE        AVERAGE        AVERAGE        AVERAGE
                                                         BALANCE      YIELD/RATE       BALANCE       YIELD/RATE
------------------------------------------------------------------------------------------------------------------
Assets
Total loans                                               $1,726,037         7.23%      $1,473,538           6.12%
Investment securities                                        229,692          3.71         218,987           3.68
Other interest-earning assets                                  2,565          2.81           1,436           0.56
                                                     -------------------------------------------------------------
     Total interest-earning assets                         1,958,294          6.81       1,693,961           5.80
Other assets                                                  94,347                        65,489
                                                     ---------------               ---------------
     Total assets                                         $2,052,641                    $1,759,450
                                                     ===============               ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits                            $ 66,671         0.54%        $ 61,757           0.59%
Money market accounts                                        380,347          2.51         414,304           1.41
Savings accounts                                               8,524          0.24           7,629           0.21
Time deposits                                                998,651          2.89         662,647           2.07
                                                     ------------------------------------------------------------
     Total interest-bearing deposits                       1,454,193          2.67       1,146,337           1.74
Other borrowings                                             172,872          3.37         243,138           2.18
Subordinated debentures                                       70,196          6.96          72,180           5.91
                                                     ------------------------------------------------------------
     Total interest-bearing liabilities                    1,697,261          2.92       1,461,655           2.02
Noninterest-bearing demand deposits                          198,823                       171,977
Other liabilities                                             16,009                         9,931
Shareholders' equity                                         140,548                       115,887
                                                     ---------------               ---------------
     Total liabilities and shareholders' equity           $2,052,641                    $1,759,450
                                                     ===============               ===============

Interest rate spread                                                          3.89%                          3.78%
                                                                     =============                  =============
Net interest margin (1)                                                       4.28%                          4.05%
                                                                     =============                 ==============
Ratio of average interest-earning assets
     to average interest-bearing liabilities                  115.38%                       115.89%
                                                     ===============               ===============


(1) Net interest margin = annualized net interest income / average interest-earning assets

                             SOUTHWEST BANCORP, INC.

                  UNAUDITED AVERAGE BALANCES, YIELDS AND RATES

------------------------------------------------------------------------------------------------------------------
                                                                   FOR THE SIX MONTHS ENDED JUNE 30,
(Dollars in thousands)                                            2005                           2004
-----------------------------------------------------------------------------------------------------------------
                                                         AVERAGE        AVERAGE        AVERAGE        AVERAGE
                                                         BALANCE      YIELD/RATE       BALANCE       YIELD/RATE
-----------------------------------------------------------------------------------------------------------------
Assets
Total loans                                               $1,719,874          7.16%     $1,426,632           6.09%
Investment securities                                        224,162          3.71         212,910           3.74
Other interest-earning assets                                  2,976          2.57           1,054           0.57
                                                     ------------------------------------------------------------
     Total interest-earning assets                         1,947,012          6.75       1,640,596           5.78
Other assets                                                  89,149                        64,121
                                                     ---------------                    ----------
     Total assets                                         $2,036,161                    $1,704,717
                                                     ===============                    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits                            $ 65,475          0.51%     $   60,686           0.59%
Money market accounts                                        379,029          2.28         400,096           1.41
Savings accounts                                               8,531          0.24           7,478           0.24
Time deposits                                                970,984          2.73         647,182           2.12
                                                     ------------------------------------------------------------
     Total interest-bearing deposits                       1,424,019          2.49       1,115,442           1.77
Other borrowings                                             197,464          3.19         227,728           2.24
Subordinated debentures                                       71,182          6.93          72,180           5.92
                                                     ------------------------------------------------------------
     Total interest-bearing liabilities                    1,692,665          2.76       1,415,350           2.06
Noninterest-bearing demand deposits                          192,266                       165,231
Other liabilities                                             15,639                         9,835
Shareholders' equity                                         135,591                       114,301
                                                     ---------------                    ----------
     Total liabilities and shareholders' equity           $2,036,161                    $1,704,717
                                                     ===============                    ==========

Interest rate spread                                                          3.99%                         3.72%
                                                                           =======                     =========
Net interest margin (1)                                                       4.35%                         4.01%
                                                                           =======                     =========
Ratio of average interest-earning assets
     to average interest-bearing liabilities                 115.03%                        115.91%
                                                     ==============                     ==========


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


GENERAL

Southwest Bancorp, Inc. ("Southwest") is a financial holding company for the Stillwater National Bank and Trust Company ("Stillwater National"), SNB Bank of Wichita ("SNB Wichita"), and Southwest's management consulting subsidiaries, Healthcare Strategic Support, Inc. ("HSSI"), and Business Consulting Group, Inc. ("BCG"). Southwest is an independent company, not controlled by other organizations or individuals.

A substantial portion of Southwest's current business and focus for the future are services for healthcare facilities and professionals, local businesses, their primary employees, and other managers and professionals. Southwest seeks to be the premier financial services company for its selected markets. Information regarding Southwest can be retrieved via the Internet at www.oksb.com. Stillwater National and SNB Wichita offer commercial and consumer lending, deposit, and investment services, and specialized cash management, consulting, and other financial services from offices in Stillwater, Oklahoma City, Tulsa and Chickasha, Oklahoma, Wichita, Kansas and metropolitan Dallas, Austin, and San Antonio, Texas; loan production offices in Kansas City, Kansas, and on the campuses of Oklahoma State University-Tulsa and the University of Oklahoma Health Sciences Center-Oklahoma City; and on the Internet. Information regarding products and services of Stillwater National and SNB Wichita, including SNB DirectBanker(R), Southwest's online banking product, can be retrieved via the Internet, at www.banksnb.com and www.snbwichita.com. The Stillwater National and SNB Wichita websites and online banking technology are frequently updated in response to the changing needs of the large base of Internet banking customers. The information on these websites is not a part of this report on form 10-Q.

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

Southwest's strategic focus includes expansion in carefully selected geographic markets based upon a tested business model developed in connection with its expansion into Oklahoma City in 1982 and into Tulsa in 1985. This geographic expansion is based on identification of markets with concentrations of customers in Southwest's traditional areas of expertise: healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate lending, and makes use of traditional and specialized financial services. Specialized services include integrated document imaging and cash management services designed to help customers in the healthcare industry and other record-intensive enterprises operate more efficiently, and management consulting services through Southwest's management consulting subsidiaries:
HSSI, which serves physicians, hospitals, and healthcare groups, and BCG, which serves small and large commercial enterprises.

Beginning in 2002, Southwest has expanded operations into the states of Kansas and Texas. At June 30, 2005, these offices accounted for $425.8 million in loans (33% of portfolio loans and 25% of total loans, which includes loans held for sale). During the first six months of 2005, these offices produced $1.1 million in net income (11% of the consolidated total), and $37.9 million in asset growth. Southwest has received regulatory approval to open two branch offices in Austin, Texas and one branch office in San Antonio, Texas to replace existing loan production offices; of these, only one of the Austin branches is currently accepting deposits.

The Oklahoma Banking segment accounted for $4.1 million, or 39%, of year-to-date net income, and $13.1 million in asset growth during the first six months of 2005.

Southwest has a long history of student and residential mortgage lending. These operations comprise the Secondary Market business segment. During the first six months of 2005, this segment produced $6.0 million in net income, up 50% from the same period in 2004, and $32.4 million in asset growth since December 31, 2004. This growth was the result of expanded student lending, with residential mortgage lending increasing only slightly from year-end 2004. Loan volumes in the Secondary Market segment may vary significantly from period to period.

For additional information on Southwest's operating segments, please see Note 9, Operating Segments, in the Notes to Unaudited Consolidated Financial Statements. The total of net income of the segments discussed above exceeds consolidated net income for the first six months of 2005 due to losses allocated to the Other Operations segment, which provides funding and liquidity services to the rest of the organization.

Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest has grown from $434 million in assets since becoming a public company at year-end 1993, to over $2.0 billion at June 30, 2005, without acquiring other financial institutions. Southwest considers acquisitions of other financial institutions and other companies from time to time, although it does not have any specific agreements or understandings for any such acquisition at present. Southwest also considers, from time to time, the establishment of new lending, banking and other offices in additional geographic markets. Southwest also extends loans to borrowers in Oklahoma and neighboring states through participations with correspondent banks.


FINANCIAL CONDITION

TOTAL ASSETS AND INVESTMENT SECURITIES

Southwest's total assets were $2.0 billion at June 30, 2005 and $1.9 billion at December 31, 2004.

Southwest's investment security portfolio increased $38.7 million, or 18%, from $220.1 million at December 31, 2004 to $258.7 million at June 30, 2005. The increase occurred primarily in U.S. government and agency obligations, which increased $37.4 million, or 21%, during the first six months of 2005. The funds used to purchase these additional investment securities were provided by the common stock offering that was completed during the second quarter of 2005.

LOANS

Total loans, including loans held for sale, were $1.7 billion at June 30, 2005, a 5% increase from December 31, 2004. Southwest experienced increases in all categories of loans, except other consumer loans, as shown in the following table:


-------------------------------------------------------------------------------------------------------------------------
                                                             June 30,        December 31,
(Dollars in thousands)                                        2005               2004            $ CHANGE       % CHANGE
-------------------------------------------------------------------------------------------------------------------------
Real estate mortgage
    Commercial                                               $  525,638      $  523,358        $    2,280         0.44%
    One-to-four family residential                               96,211          87,858             8,353         9.51
Real estate construction                                        274,822         248,278            26,544        10.69
Commercial                                                      392,892         390,272             2,620         0.67
Installment and consumer
    Student loans                                               383,585         348,970            34,615         9.92
    Other                                                        24,132          25,139            (1,007)       (4.01)
-------------------------------------------------------------------------------------------------------------------------
      Total loans                                            $1,697,280      $1,623,875        $   73,405         4.52%
=========================================================================================================================


The composition of loans held for sale included in total loans is shown in the following table.


-------------------------------------------------------------------------------------------------------------------------
                                                             June 30,        December 31,
(Dollars in thousands)                                        2005               2004            $ CHANGE       % CHANGE
-------------------------------------------------------------------------------------------------------------------------
Student loans                                               $383,585           $348,970           $ 34,615        9.92%
One-to-four family residential                                 4,784              3,115              1,669       53.58
Other loans held for sale                                      2,705              2,472                233        9.43
-------------------------------------------------------------------------------------------------------------------------
    Total loans held for sale                               $391,074           $354,557           $ 36,517       10.30%
==========================================================================================================================



Management determines the appropriate level of the allowance for loan losses using a systematic methodology. (See Note 6, "Allowance for Loan Losses and Reserve for Unfunded Loan Commitments," in the Notes to Unaudited Consolidated Financial Statements.) The allowance for loan losses increased by $1.9 million, or 10%, from December 31, 2004 to June 30, 2005. This growth was necessary due partially to the increase in potential nonperforming loans (See Note 5, "Loans Receivable). In addition, due to the rapid growth in loans over the past several years, a large portion of the loan portfolio and corresponding lending relationships are of relatively recent origin, or "unseasoned", and require a higher allowance.

At June 30, 2005, the allowance for loan losses was $20.8 million, or 1.23% of total loans and 183.10% of nonperforming loans, compared to $19.0 million, or 1.17% of total loans and 82.00% of nonperforming loans, at December 31, 2004. (See "Results of Operations-Provision for Loan Losses.")

At the beginning of 2005, Southwest established a reserve for unfunded loan commitments as a liability on Southwest's statement of financial condition. The reserve formerly was presented within the allowance for loan losses. At June 30, 2005, this reserve for unfunded loan commitments was $1.4 million, a $407,000, or 43%, increase from the amount previously included in the allowance for loan losses at December 31, 2004. The amounts of the allowance for loan losses and other financial information for December 31, 2004 and June 30, 2004 presented in this report also reflect the reclassification of the reserve for unfunded loan commitments from the allowance for loan losses to a separate liability account.

DEPOSITS AND OTHER BORROWINGS

Southwest's deposits were $1.7 billion at June 30, 2005, an increase of $166.4 million, or 11%, from $1.5 billion at December 31, 2004. Increases occurred in all categories of deposits other than interest-bearing demand accounts as shown in the following table:


--------------------------------------------------------------------------------------------------------------
                                                June 30,       December 31,
(Dollars in thousands)                            2005              2004           $ CHANGE       % CHANGE
--------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand                    $  221,067        $  183,738        $   37,329        20.32%
Interest-bearing demand                           56,925            57,359              (434)       (0.76)
Money market accounts                            385,516           379,818             5,698         1.50
Savings accounts                                   8,304             8,108               196         2.42
Time deposits of $100,000 or more                665,697           609,670            56,027         9.19
Other time deposits                              328,969           261,365            67,604        25.87
                                              ----------        ----------        ----------        -----
    Total deposits                            $1,666,478        $1,500,058        $  166,420        11.09%
                                              ==========        ==========        ==========        =====


Stillwater National has unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Citigroup Global Markets, Inc., Wachovia Securities LLC, UBS Financial Services, Inc., RBC Dain Rauscher, Morgan Stanley & Co., Inc., and CountryWide Securities that total $1.5 billion. At June 30, 2005, $429.1 million in these retail certificates of deposit were included in time deposits of $100,000 or more, an increase of $4.3 million, or 1%, from year-end 2004. Stillwater National has other brokered certificates of deposit totaling $1.4 million included in total deposits at June 30, 2005.

Other borrowings decreased $54.1 million, or 27%, to $145.9 million during the first six months of 2005.

SHAREHOLDERS' EQUITY

Shareholders' equity increased $36.9 million, or 29%, due primarily to net proceeds of the common stock offering and other stock issuances and earnings for the first six months of 2005 offset in part by the repurchase of common stock, dividends declared and a decrease in accumulated other comprehensive income (net, after tax, unrealized gains on investment securities available for sale). At June 30, 2005, Southwest, Stillwater National and SNB Wichita continued to exceed all applicable regulatory capital requirements.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2005 and 2004

Net income for the second quarter of 2005 of $5.2 million represented an increase of $625,000, or 14%, over the $4.6 million earned in the second quarter of 2004. Diluted earnings per share were $0.40 compared to $0.37, an 8% increase. The increase in net income was primarily the result of a $3.8 million, or 22%, increase in net interest income (fueled by loan growth and increased interest margin), and an $894,000, or 27%, increase in other income (due mainly to increased gains on sales of loans and service charges on deposit accounts), offset in part by a $3.2 million, or 30%, increase in other expense (mainly as a result of increased personnel, other real estate, and general and administrative expenses), a $435,000, or 17%, increase in the provision for loan losses and a $479,000, or 18%, increase in taxes on income.

On an operating segment basis, the increase in net income was led by a $474,000 reduced deficit from Other Operations and a $342,000 increase in net income from the Secondary Market segment partially offset by a $102,000 reduction in net income from the Other States Banking segment, and an $88,000 reduction in net income from the Oklahoma Banking segment. The Secondary Market segment contributed the largest portion ($2.6 million) of Southwest's net income in the second quarter 2005. The contribution from the Secondary Market segment may vary significantly from period to period as a result of changes in loan volume, interest rates and market behavior; the number of schools participating in Southwest's student lending programs, the sizes of their enrollment, and the graduation status of student borrowers; and other factors.

NET INTEREST INCOME


-----------------------------------------------------------------------------------------------------------------
                                                              FOR THE THREE MONTHS
                                                                 ENDED JUNE 30,
(Dollars in Thousands)                                        2005           2004        $ CHANGE       % CHANGE
-----------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                $31,105        $22,419        $8,686          38.74%
   Investment securities:
       U.S. government and agency obligations                  1,726          1,539           187          12.15
       Mortgage-backed securities                                157            155             2           1.29
       State and political subdivisions                           50            123           (73)        (59.35)
       Other securities                                          189            185             4           2.16
   Other interest-earning assets                                  18              2            16         800.00
                                                             ----------------------------------------------------
       Total interest income                                  33,245         24,423         8,822          36.12

Interest expense:
   Interest-bearing demand                                        89             91            (2)         (2.20)
   Money market accounts                                       2,383          1,450           933          64.34
   Savings accounts                                                5              4             1          25.00
   Time deposits of $100,000 or more                           4,937          2,054         2,883         140.36
   Other time deposits                                         2,250          1,362           888          65.20
   Other borrowings                                            1,454          1,318           136          10.32
   Subordinated Debentures                                     1,235          1,079           156          14.46
                                                             ----------------------------------------------------
       Total interest expense                                 12,353          7,358         4,995          67.89
                                                             ----------------------------------------------------

Net interest income                                          $20,892        $17,065        $3,827          22.43%
                                                             ====================================================


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

Yields on Southwest's interest-earning assets increased 101 basis points, and the rates paid on Southwest's interest-bearing liabilities increased 90 basis points, resulting in an increase in the interest rate spread to 3.89% for the second quarter of 2005 from 3.78% for the second quarter of 2004. During the same periods, annualized net interest margin increased to 4.28% from 4.05%. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 115.38% for the second quarter of 2005 from 115.89% for the second quarter of 2004.

The increase of interest income was the result of the 101 basis point increase in the yield earned on interest-earning assets and the $264.3 million, or 16%, increase in average interest-earning assets. Southwest's average loans increased $252.5 million, or 17%, and the related yield increased to 7.23% for the second quarter of 2005 from 6.12% in 2004. During the same period, average investment securities increased $10.7 million, or 5%, and the related yield increased to 3.71% from 3.68%.

The increase in total interest expense can be attributed to the 90 basis point increase in the rates paid on interest-bearing liabilities and the $235.6 million, or 16%, increase in average interest-bearing liabilities. The increase in interest expense on subordinated debentures is due to rate increases on the two variable rate issuances of subordinated debentures. Rates paid on deposits decreased for interest-bearing demand and increased for all other types of deposits.

OTHER INCOME


-------------------------------------------------------------------------------------------------------------------
                                                                 FOR THE THREE MONTHS
                                                                    ENDED JUNE 30,
(Dollars in thousands)                                           2005            2004        $ CHANGE       % CHANGE
-------------------------------------------------------------------------------------------------------------------
Other income:
     ATM Service Charges                                        $  871         $  794          $ 77           9.70%
     Other service charges                                       1,498          1,339           159          11.87
     Other customer fees                                           399            285           114          40.00
     Other noninterest income                                      494            159           335         210.69
     Gain on sales of loans receivable:
         Student loan sales                                        567            268           299         111.57
         Mortgage loan sales                                       340            340             -              -
         All other loan sales                                        9             99           (90)        (90.91)
     Gain (loss) on sales of investment securities                   -              -             -              -
                                                                ---------------------------------------------------
         Total other income                                     $4,178         $3,284          $894          27.22%
                                                                ===================================================


The $335,000 increase in other noninterest income occurred primarily due to a $281,000, or 508%, increase in consulting fees generated by Southwest's consulting subsidiaries, HSSI and BCG, and a $34,000 increase in fees received due to cash payment delays on student loan sales. The increase in other service charges occurred primarily in overdraft service charges which increased $153,000 due to repricing those service charge rates earlier in the year to be more consistent with other financial institutions in Southwest's markets. An increase in surcharge rates at some cash machines, a larger number of cash machines being operated, and the relocation of existing cash machines to higher transaction volume areas all contributed to the $77,000 increase in ATM service charges.

Southwest's multi-state ATM network operated 291 ATM machines in 26 states at June 30, 2005 compared to 285 ATM machines in 25 states at June 30, 2004.

OTHER EXPENSE


-------------------------------------------------------------------------------------------------------------------
                                                               FOR THE THREE MONTHS
                                                                   ENDED JUNE 30,
(Dollars in thousands)                                           2005          2004        $ CHANGE       % CHANGE
-------------------------------------------------------------------------------------------------------------------
Other expense:
     Salaries and employee benefits                            $ 6,339        $ 5,171        $1,168          22.59%
     Occupancy                                                   2,338          2,265            73           3.22
     FDIC and other insurance                                      119             96            23          23.96
     Other real estate                                             376             24           352       1,466.67
     General and administrative                                  4,612          3,046         1,566          51.41
-------------------------------------------------------------------------------------------------------------------
         Total other expense                                   $13,784        $10,602        $3,182          30.01%
-------------------------------------------------------------------------------------------------------------------


Salaries and employee benefits increased $1.2 million primarily as a result of an increase in the number of employees as well as normal compensation increases. The number of full-time equivalent employees increased from 331 at the end of the second quarter of 2004 to 365 at the end of the second quarter of 2005.

The primary factor in the increase of occupancy expense was a $74,000 increase in building rental expenses due to office expansion in Texas and Wichita, Kansas.

The increase in other real estate expenses occurred as we continued operations of certain acquired properties and prepared other properties to be sold.

The increase in general and administrative expense was due primarily to the required write-off of $970,000 in unamortized issuance costs related to the SBI Capital trust preferred securities that were redeemed in June 2005 and a $407,000 provision for unfunded loan commitments.

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 and 2004

Net income for the first six months of 2005 of $10.6 million represented an increase of $1.8 million, or 21%, over the $8.8 million earned in the first six months of 2004. Diluted earnings per share were $0.83 compared to $0.71, a 17% increase. The increase in net income was primarily the result of a $9.3 million, or 28%, increase in net interest income (fueled by loan growth and increased interest margin), and a $1.5 million, or 23%, increase in other income (due mainly to increased gains on sales of loans and service charges on deposit accounts), offset in part by a $4.8 million, or 23%, increase in other expense (mainly as a result of increased personnel, other real estate, and general and administrative expenses, and a provision for unfunded loan commitments), a $3.1 million, or 74%, increase in the provision for loan losses and a $1.1 million, or 22%, increase in taxes on income.

On an operating segment basis, the increase in net income was led by a $2.0 million increase in net income from the Secondary Market segment and a $1.2 million reduction in the deficit from Other Operations, partially offset by a $922,000 decrease in net income from the Oklahoma Banking segment, and a $452,000 decrease in net income from the Other States Banking segment. The Secondary Market segment contributed the largest portion ($6.0 million) of Southwest's net income in the first six months 2005. The contribution from the Secondary Market segment may vary significantly from period to period as a result of changes in loan volume, interest rates and market behavior; the number of schools participating in Southwest's student lending programs, the sizes of their enrollment, and the graduation status of student borrowers; and other factors.

NET INTEREST INCOME


-------------------------------------------------------------------------------------------------------------------
                                                                 FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,
(Dollars in thousands, except share data)                       2005           2004        $ CHANGE       % CHANGE
-------------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                $61,028        $43,223       $17,805          41.19%
     Investment securities:
         U.S. government and agency obligations                  3,328          3,003           325          10.82
         Mortgage-backed securities                                300            343           (43)        (12.54)
         State and political subdivisions                          108            281          (173)        (61.57)
         Other securities                                          389            328            61          18.60
     Other interest-earning assets                                  38              3            35       1,166.67
                                                               ----------------------------------------------------
         Total interest income                                  65,191         47,181        18,010          38.17

Interest expense:
     Interest-bearing demand                                       165            177           (12)         (6.78)
     Money market accounts                                       4,287          2,804         1,483          52.89
     Savings accounts                                               10              9             1          11.11
     Time deposits of $100,000 or more                           9,069          4,008         5,061         126.27
     Other time deposits                                         4,074          2,800         1,274          45.50
     Other borrowings                                            3,122          2,540           582          22.91
     Subordinated Debentures                                     2,480          2,160           320          14.81
                                                               ----------------------------------------------------
         Total interest expense                                 23,207         14,498         8,709          60.07
                                                               ----------------------------------------------------

Net interest income                                            $41,984        $32,683       $ 9,301          28.46%
                                                               ====================================================

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

Yields on Southwest's interest-earning assets increased 97 basis points, and the rates paid on Southwest's interest-bearing liabilities increased 70 basis points, resulting in an increase in the interest rate spread to 3.99% for the first six months of 2005 from 3.72% for the first six month of 2004. During the same periods, annualized net interest margin increased from 4.01% to 4.35%. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 115.03% for the first six months of 2005 from 115.91% for the first six months of 2004.

The principal factor in the increase of interest income was the $306.4 million, or 19%, increase in average interest-earning assets. Interest income also benefited from the 97 basis point increase in the yield earned on interest-earning assets. Southwest's average loans increased $293.2 million, or 21%, and the related yield increased to 7.16% for the first six months quarter of 2005 from 6.09% in 2004. During the same period, average investment securities increased $11.3 million, or 5%, and the related yield decreased to 3.71% from 3.74%.

The increase in total interest expense can be attributed to the 70 basis point increase in the rates paid on interest-bearing liabilities and the $277.3 million, or 20%, increase in average interest-bearing liabilities. The increase in interest expense on subordinated debentures is due to rate increases on the two variable rate issuances of subordinated debentures. Rates paid on deposits decreased for interest-bearing demand and increased for all other types of deposits.

OTHER INCOME


-------------------------------------------------------------------------------------------------------------------
                                                                 FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,
(Dollars in thousands)                                           2005           2004        $ CHANGE       % CHANGE
-------------------------------------------------------------------------------------------------------------------
Other income:
     ATM Service Charges                                        $1,675         $1,525        $  150           9.84%
     Other service charges                                       2,846          2,614           232           8.88
     Other customer fees                                           742            546           196          35.90
     Other noninterest income                                      866            403           463         114.89
     Gain on sales of loans receivable:
         Student loan sales                                      1,206            519           687         132.37
         Mortgage loan sales                                       537            582           (45)         (7.73)
         All other loan sales                                       26            212          (186)        (87.74)
     Gain (loss) on sales of investment securities                   -              1            (1)       (100.00)
                                                         ----------------------------------------------------------
         Total other income                                     $7,898         $6,402        $1,496          23.37%
                                                         ==========================================================


The $463,000 increase in other noninterest income occurred primarily due to a $316,000, or 164%, increase in consulting fees generated by Southwest's consulting subsidiaries, HSSI and BCG, and a $60,000 increase in fees received due to cash payment delays on student loan sales. The increase in other service charges occurred primarily in overdraft service charges which increased $324,000 due to repricing those service charge rates earlier in the year to be more consistent with other financial institutions in Southwest's markets. An increase in surcharge rates at some cash machines, more cash machines being operated, and the relocation of existing cash machines to higher transaction volume areas all contributed to the $150,000 increase in ATM service charges.

Southwest's multi-state ATM network operated 291 ATM machines in 26 states at June 30, 2005 compared to 285 ATM machines in 25 states at June 30, 2004.

OTHER EXPENSE


-------------------------------------------------------------------------------------------------------------------
                                                                  FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,
(Dollars in thousands)                                           2005           2004        $ CHANGE       % CHANGE
-------------------------------------------------------------------------------------------------------------------
Other expenses:
     Salaries and employee benefits                            $12,551        $10,330        $2,221          21.50%
     Occupancy                                                   4,684          4,496           188           4.18
     FDIC and other insurance                                      236            191            45          23.56
     Other real estate                                             540             41           499       1,217.07
     General and administrative                                  7,917          6,056         1,861          30.73
                                                               ----------------------------------------------------
         Total other expenses                                  $25,928        $21,114        $4,814          22.80%
                                                               ====================================================


Salaries and employee benefits increased $2.2 million primarily as a result of an increase in the number of employees as well as normal compensation increases. The number of full-time equivalent employees increased from 331 at the end of the second quarter of 2004 to 365 at the end of the second quarter of 2005.

The primary factor in the increase of occupancy expense was a $129,000 increase in building rental expenses due to office expansion in Texas and Wichita, Kansas. Other increases in line items such as security services, utilities, equipment rental and maintenance contracts also occurred due to these additional offices.

The increase in other real estate expenses occurred as we continued operations of certain acquired properties and prepared other properties to be sold.

The increase in general and administrative expense was due primarily to the required write-off of $970,000 in unamortized issuance costs related to the SBI Capital trust preferred securities that were redeemed in June 2005, a $407,000 provision for unfunded loan commitments during the second quarter, a $203,000 increase in accounting fees ($142,500 of which was the cost of work performed for Sarbanes-Oxley Section 404 compliance and attestation), a $184,000 increase in fees paid in connection with government-guaranteed loans, and a $133,000 increase in legal fees.

                                  * * * * * * *

PROVISIONS FOR LOAN LOSSES AND FOR UNFUNDED LOAN COMMITMENTS

Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses and the reserve for unfunded loan commitments at the levels Southwest determines is appropriate based on a systematic methodology. (See Note 6, "Allowance for Loan Losses and Reserve for Unfunded Loan Commitments," in the Notes to Unaudited Consolidated Financial Statements.)

The allowance for loan losses of $20.8 million increased $1.9 million, or 10%, from year-end 2004. A provision for loan losses of $7.3 million was recorded in the first six months of 2005, an increase of $3.1 million, or 74%, from the first six months of 2004. A provision for loan losses of $3.0 million was recorded for the second quarter of 2005, an increase of $435,000, or 17%, from the second quarter of 2004. (See Note 5, "Loans Receivable," in the Notes to Unaudited Consolidated Financial Statements.)

At the beginning of 2005, Southwest established a reserve for unfunded loan commitments as a liability on Southwest's statement of financial condition. The reserve formerly was presented within the allowance for loan losses. At June 30, 2005, this reserve for unfunded loan commitments was $1.4 million, a $407,000, or 43%, increase from the amount previously included in the allowance for loan losses at December 31, 2004. The amounts of the allowance for loan losses and other financial information for December 31, 2004 and June 30, 2004 presented in this report also reflect the reclassification of the reserve for unfunded loan commitments from the allowance for loan losses to a separate liability account. The provision for unfunded loan commitments is a component of general and administrative expense on Southwest's consolidated statements of operations.

TAXES ON INCOME

Southwest's income tax expense was $6.0 million and $5.0 million for the first six months of 2005 and 2004, respectively, an increase of $1.1 million, or 22%, and was $3.1 million and $2.6 million for the second quarters of 2005 and 2004, respectively, an increase of $479,000, or 18%. Southwest's effective tax rates have been lower than federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans, the organization in July 2001 of a real estate investment trust, and tax credits generated by certain lending and investment activities.

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

Southwest has available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank ("FRB"), the Student Loan Marketing Association ("Sallie Mae"), the F&M Bank of Tulsa ("F&M"), and the Federal Home Loan Bank of Topeka ("FHLB"). Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $1.6 million at June 30, 2005. Stillwater National has approved federal funds purchase lines totaling $305.5 million with eight banks; $1.5 million was outstanding on these lines at June 30, 2005. In addition, Stillwater National has available a $200.0 million line of credit from Sallie Mae and a $330.8 million line of credit from the FHLB and SNB Wichita has a $10.5 million line of credit from the FHLB. Borrowings under the Sallie Mae line would be secured by student loans. Borrowings under the FHLB lines are secured by investment securities and loans. The Sallie Mae line expires April 30, 2007; no amount was outstanding on this line at June 30, 2005. The Stillwater National FHLB line of credit had an outstanding balance of $105.3 million at June 30, 2005; no amount was outstanding on the SNB Wichita line of credit at the FHLB at June 30, 2005. See also "Deposits and Other Borrowings" on page 2.

Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of direct obligations of U.S. government and agency obligations, which are designated as pledged with Stillwater National's safekeeping agent. These transactions are for one-to-four day periods.

During the first six months of 2005, the only categories of other borrowings whose averages exceeded 30% of ending shareholders' equity were repurchase agreements and funds borrowed from the FHLB.


                                                           JUNE 30, 2005                         JUNE 30, 2004
--------------------------------------------------------------------------------------------------------------------------
                                                                        FUNDS                                FUNDS
                                                      REPURCHASE       BORROWED             REPURCHASE      BORROWED
(Dollars in thousands)                                AGREEMENTS     FROM THE FHLB          AGREEMENTS    FROM THE FHLB
--------------------------------------------------------------------------------------------------------------------------
Amount outstanding at end of period                     $37,536         $105,300              $36,679        $162,870
Weighted average rate paid at end of period                2.08%            3.93%                0.62%           2.95%
Average Balance:
     For the three months ended                         $32,443         $108,465              $39,204        $166,165
     For the six months ended                           $32,639         $122,337              $39,306        $154,254
Average Rate Paid:
     For the three months ended                            3.78%            3.87%                0.62%           2.80%
     For the six months ended                              1.89%            3.70%                0.62%           2.92%
Maximum amount outstanding at any month end             $47,717         $131,950              $44,465        $189,788


During the first six months of 2005, cash and cash equivalents increased by $7.0 million, or 29%, to $31.1 million. This increase was the net result of cash provided from financing activities of $113.0 million (primarily from an increase in deposits), offset in part by cash used in net loan origination and other investing activities of $88.2 million and cash used in operating activities of $17.8 million, primarily to fund an increase in loans held for sale.

During the first six months of 2004, cash and cash equivalents decreased by $5.4 million, or 19%, to $28.6 million. This decrease was the net result of cash used in net loan origination and other investing activities of $133.9 million and cash used in operating activities of $66.4 million, offset in part by cash provided from financing activities of $194.9 million.

CAPITAL RESOURCES

In the first six months of 2005, total shareholders' equity increased $36.9 million, or 29%, to $162.9 million due primarily to the $39.4 million net proceeds from the common stock offering. Earnings, net of cash dividends declared on common stock, contributed $8.7 million to shareholders' equity during this six month period. The sale or issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan, and the employee stock option plan and the issuance of restricted stock contributed an additional $1.3 million to shareholders' equity in the first six months of 2005, including tax benefits realized by Southwest relating to option exercises. Accumulated comprehensive income (loss), consisting of net unrealized gains (losses) on investment securities available for sale (net of tax), was $(1.2) million at June 30, 2005 compared to $(797,000) at December 31, 2004. Southwest purchased $12.1 million in shares at a price of $18.00 per share during the first six months of 2005.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. At June 30, 2005, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.92%, a Tier I risk-based capital ratio of 12.67%, and a leverage ratio of 10.20%. As of June 30, 2005, Stillwater National and SNB Wichita also met the criteria for classification as "well-capitalized" institutions under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National or SNB Wichita by Federal bank or thrift regulators.

Southwest declared a dividend of $0.075 per common share payable on July 1, 2005 to shareholders of record as of June 17, 2005.

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

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by SEC rules, Southwest's management evaluated the effectiveness of Southwest's disclosure controls and procedures as of June 30, 2005. Southwest's Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest's Chief Executive Officer and Chief Financial Officer concluded that Southwest's disclosure controls and procedures were effective as of June 30, 2005.

FIRST SIX MONTHS 2005 CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change occurred during the first six months of 2005 that has materially affected, or is reasonably likely to materially affect, Southwest's internal control over financial reporting.


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

PART II.  OTHER INFORMATION


Item 1.           Legal proceedings

                  None

Item 2.           Unregistered sales of equity securities and use of proceeds

                  There were no unregistered sales of equity securities by Southwest during the quarter ended June 30, 2005.

                  The following table provides information on Southwest's purchases of its common stock during the three months ended June 30, 2005.


                                                  Issuer Purchases of Equity Securities (1)
                  ------------------------------------------------------------------------------------------------------------
                                                                                 (c) Total Number of        (d) Maximum
                                        (a) Total                                  Shares Purchased        Number that May
                                        Number of                                 as Part of Publicly      Yet Be Purchased
                                         Shares           (b) Average Price       Announced Plans or      Under the Plans or
                      Period          Purchased (3)        Paid per Share              Programs              Programs (2)
                  ------------------------------------------------------------------------------------------------------------
                  April 2005
                  ------------------------------------------------------------------------------------------------------------
                  May 2005              671,956                $18.00                  671,956                  17,840
                  ------------------------------------------------------------------------------------------------------------
                  June 2005
                  ------------------------------------------------------------------------------------------------------------


                  (1) Includes purchases of Southwest's stock made by or on behalf of the Company or any affiliated purchasers of the Company as defined in Securities and Exchange Commission Rule 10b-18.

                  (2) In April 2004, Southwest publicly announced a stock repurchase program that permitted the repurchase of up to 5%, or approximately 500,000 shares, of its outstanding common stock. That program replaced a similar plan that expired in 2003. The April 2004 plan expired on March 31, 2005, and has not been replaced.

                  (3) All of the shares shown were purchased pursuant to a Selling Shareholder Agreement (the "Agreement") dated May 13, 2005, with Betty B. Kerns ("BBK"), the Joyce P. Berry Revocable Trust, the Joe M. Berry Trust, the Berry Charitable Remainder Trust, and BKP, L.L.C. (the "Selling Shareholders"). Under the terms of the Agreement, Southwest agreed to repurchase from the Selling Shareholders an aggregate of 689,796 shares of Southwest common stock, par value $1.00 per share, for a price per share of $18.00. Southwest purchased the remaining shares under this agreement in July 2005.

Item 3.           Defaults upon senior securities

                  None

Item 4.           Submission of matters to a vote of security holders

                  At Southwest's annual shareholders' meeting, held on April 28, 2005, the shareholders of Southwest elected four Directors with terms expiring at the 2008 annual shareholders' meeting. The Directors elected and the shareholder vote in the election of each Director were as follows:

                                                     For           Withheld
                                                 ----------        --------
                  J. Berry Harrison              10,853,814         247,487
                  Erd M. Johnson                 10,866,974         234,327
                  Betty B. Kerns                 10,530,872         570,429
                  Russell W. Teubner             10,872,168         229,134

                  Other Directors continuing in office following the annual shareholders' meeting were James E. Berry II, Thomas D. Berry, Joe Berry Cannon, Rick Green, David P. Lambert, Linford R. Pitts and Robert B. Rodgers.

                  Also at Southwest's annual shareholders' meeting, the shareholders of Southwest approved a proposal to ratify the selection of Ernst & Young, LLP, as Southwest's independent registered public accounting firm for the year 2005. The shareholder vote on this matter was 10,935,869 votes for the proposal; 37,260 votes against the proposal; 128,172 votes abstaining; and no broker non-votes.

Item 5.           Other information

                  None


Item 6.           Exhibits

                  Exhibit 31(a),(b)     Rule 13a-14(a)/15d-14(a) Certifications
                  Exhibit 32(a),(b)     18 U.S.C. Section 1350 Certifications

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SOUTHWEST BANCORP, INC.
(Registrant)




By:  /s/ Rick Green                                    August 8, 2005
   ------------------------------------------          ------------------------
   Rick Green                                          Date
   President and Chief Executive Officer
   (Principal Executive Officer)




By:   /s/ Kerby Crowell                                August 8, 2005
   ------------------------------------------          ------------------------
   Kerby Crowell                                       Date
   Executive Vice President, Chief Financial
   Officer and Secretary
   (Principal Financial Officer)