Form 10-Q
period 2005-09-30
SOUTHWEST BANCORP INC
filed 2005-11-09
CIK 914374

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      -------------------------------------


                                    FORM 10-Q


  [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 2005

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

                            [ x ] YES [ ] NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                            [ ] YES [ x ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   14,018,646



                                    1 of 35

                             SOUTHWEST BANCORP, INC.

                               INDEX TO FORM 10-Q

-------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

   Unaudited Consolidated Statements of Financial Condition at September 30,
     2005 and December 31, 2004................................................3

   Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004..................................4

   Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004.........................................5

   Unaudited Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2005...........................................6

   Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2005 and 2004.........................6

   Notes to Unaudited Consolidated Financial Statements........................7

   Unaudited Average Balances, Yields and Rates...............................14

   Unaudited Rate Volume Table.......................,........................16

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS......................................................17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........27

ITEM 4.  CONTROLS AND PROCEDURES..............................................28

PART II.  OTHER INFORMATION...................................................29

SIGNATURES....................................................................30

                             SOUTHWEST BANCORP, INC.

            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                 SEPTEMBER 30,         DECEMBER 31,
(Dollars in thousands, except per share data)                                                        2005                 2004
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                          $   38,881           $   24,097
Federal funds sold                                                                                   48,500                    -
---------------------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents                                                                       87,381               24,097
Investment securities:
     Held to maturity, fair value $1,214 (2005) and $2,509 (2004)                                     1,223                2,495
     Available for sale, amortized cost $257,646 (2005) and $205,393 (2004)                         253,069              204,092
     Federal Reserve Bank and Federal Home Loan Bank Stock, at cost                                  13,920               13,464
Loans held for sale                                                                                 381,597              354,557
Loans receivable, net of allowance for loan losses
     of $21,920 (2005) and $18,991 (2004)                                                         1,297,302            1,250,327
Accrued interest receivable                                                                          14,476               15,091
Premises and equipment, net                                                                          20,492               19,860
Other real estate                                                                                     9,610                4,937
Other assets                                                                                         28,184               24,867
---------------------------------------------------------------------------------------------------------------------------------
            Total assets                                                                         $2,107,254           $1,913,787
=================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand                                                                  $  229,462           $  183,738
     Interest-bearing demand                                                                         49,927               57,359
     Money market accounts                                                                          410,789              379,818
     Savings accounts                                                                                 8,789                8,108
     Time deposits of $100,000 or more                                                              640,503              609,670
     Other time deposits                                                                            345,435              261,365
---------------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                                           1,684,905            1,500,058
Accrued interest payable                                                                              8,086                4,911
Income tax payable                                                                                    1,595                2,266
Other borrowings                                                                                    190,571              200,065
Other liabilities                                                                                     7,846                7,370
Reserve for unfunded loan commitments                                                                 1,391                  953
Subordinated debentures                                                                              46,393               72,180
---------------------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                                     1,940,787            1,787,803
SHAREHOLDERS' EQUITY:
     Common stock - $1 par value; 20,000,000 shares authorized;
         14,658,042 (2005) and 12,243,042 (2004) shares issued and outstanding                       14,658               12,243
     Paid in capital                                                                                 45,724                7,993
     Retained earnings                                                                              121,342              107,905
     Accumulated other comprehensive loss                                                            (2,803)                (797)
     Treasury stock, at cost; 693,364 (2005) and 138,189 (2004) shares                              (12,454)              (1,360)
---------------------------------------------------------------------------------------------------------------------------------
            Total shareholders' equity                                                              166,467              125,984
---------------------------------------------------------------------------------------------------------------------------------
            Total liabilities & shareholders' equity                                             $2,107,254           $1,913,787
=================================================================================================================================

The accompanying notes are an integral part of this statement.

                             SOUTHWEST BANCORP, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------
                                                         FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
(Dollars in thousands, except earnings per share data)   2005             2004             2005               2004
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                $32,429         $25,245           $ 93,457           $68,468
Investment securities:
     U.S. government and agency obligations                 2,119           1,570              5,447             4,573
     Mortgage-backed securities                               159             159                459               502
     State and political subdivisions                          31              63                139               344
     Other securities                                         179             168                568               496
Other interest-earning assets                                  31               4                 69                 7
-----------------------------------------------------------------------------------------------------------------------
     Total interest income                                 34,948          27,209            100,139            74,390

INTEREST EXPENSE:
Interest-bearing demand                                        57              63                222               240
Money market accounts                                       2,914           1,621              7,201             4,425
Savings accounts                                                6               5                 16                14
Time deposits of $100,000 or more                           5,235           2,460             14,304             6,468
Other time deposits                                         2,638           1,311              6,712             4,111
Other borrowings                                            1,904           1,643              5,026             4,183
Subordinated debentures                                       801           1,136              3,281             3,296
-----------------------------------------------------------------------------------------------------------------------
     Total interest expense                                13,555           8,239             36,762            22,737
-----------------------------------------------------------------------------------------------------------------------

Net interest income                                        21,393          18,970             63,377            51,653

Provision for loan losses                                   4,142           3,900             11,437             8,100

OTHER INCOME:
Service charges and fees                                    2,894           2,629              8,157             7,314
Other noninterest income                                      364             328              1,230               731
Gain on sales of loans                                      1,333           1,073              3,102             2,386
Gain (loss) on sales of investment securities                   -            (110)                 -              (109)
-----------------------------------------------------------------------------------------------------------------------
     Total other income                                     4,591           3,920             12,489            10,322

OTHER EXPENSE:
Salaries and employee benefits                              6,173           5,563             18,724            15,893
Occupancy                                                   2,704           2,500              7,388             6,996
FDIC and other insurance                                      124             110                360               301
Other real estate                                             230              66                770               107
General and administrative                                  3,494           2,998             11,411             9,054
-----------------------------------------------------------------------------------------------------------------------
     Total other expense                                   12,725          11,237             38,653            32,351
-----------------------------------------------------------------------------------------------------------------------
Income before taxes                                         9,117           7,753             25,776            21,524
Taxes on income                                             3,310           2,898              9,354             7,863
-----------------------------------------------------------------------------------------------------------------------
Net income                                                $ 5,807         $ 4,855           $ 16,422           $13,661
=======================================================================================================================

Basic earnings per share                                  $  0.41         $  0.40           $   1.27           $  1.13
=======================================================================================================================
Diluted earnings per share                                $  0.41         $  0.38           $   1.24           $  1.09
=======================================================================================================================
Cash dividends declared per share                         $ 0.075         $  0.07           $  0.225           $  0.21
=======================================================================================================================

The accompanying notes are an integral part of this statement.

                             SOUTHWEST BANCORP, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
                                                                                              FOR THE NINE MONTHS
                                                                                               ENDED SEPTEMBER 30,
(Dollars in thousands)                                                                       2005              2004
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                                 $ 16,422          $ 13,661
Adjustments to reconcile net income to net
     cash (used in) provided from operating activities:
         Provision for loan losses                                                           11,437             8,100
         Deferred taxes                                                                        (808)           (1,551)
         Depreciation and amortization expense                                                1,967             1,962
         Amortization of premiums and accretion of
            discounts on securities, net                                                        106               132
         Amortization of intangibles                                                            284               239
         Tax benefit from exercise of stock options                                             591               459
         (Gain) Loss on sales/calls of securities                                                 -               109
         (Gain) Loss on sales of loans                                                       (3,102)           (2,386)
         (Gain) Loss on sales of premises/equipment                                              20                (9)
         (Gain) Loss on other real estate owned, net                                             (2)               53
         Proceeds from sales of residential mortgage loans                                   69,066            67,484
         Residential mortgage loans originated for resale                                   (68,422)          (67,856)
         Proceeds from sales of student loans                                               603,790           357,538
         Student loans originated for resale                                               (627,911)         (486,148)
Changes in assets and liabilities:
     Accrued interest receivable                                                                615            (2,605)
     Other assets                                                                            (1,525)              108
     Income taxes payable                                                                      (671)            4,639
     Accrued interest payable                                                                 3,175              (114)
     Other liabilities                                                                          276             2,188
----------------------------------------------------------------------------------------------------------------------
         Net cash (used in) provided from operating activities                                5,308          (103,997)
----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities                                              -             8,540
Proceeds from principal repayments, calls and maturities:
     Held to maturity securities                                                              1,785            13,398
     Available for sale securities                                                            8,070            61,632
Purchases of Federal Home Loan Bank and Federal Reserve
     Bank stock                                                                                (456)           (2,066)
Purchases of available for sale securities                                                  (60,940)          (88,311)
Loans originated and principal repayments, net                                              (65,688)         (171,962)
Purchases of premises and equipment                                                          (2,694)           (2,061)
Proceeds from sales of premises and equipment                                                    90               204
Proceeds from sales of other real estate owned                                                2,567               215
----------------------------------------------------------------------------------------------------------------------
         Net cash (used in) provided from investing activities                             (117,266)         (180,411)
----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                                         184,847           220,830
Net increase (decrease) in other borrowings                                                  (9,494)           61,872
Net proceeds from issuance of common stock                                                   40,877             1,178
Repayment of subordinated debentures                                                        (25,787)                -
Purchases of treasury stock                                                                 (12,416)                -
Common stock dividends paid                                                                  (2,785)           (2,435)
----------------------------------------------------------------------------------------------------------------------
         Net cash (used in) provided from financing activities                              175,242           281,445
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                         63,284            (2,963)
CASH AND CASH EQUIVALENTS,
Beginning of period                                                                          24,097            33,981
----------------------------------------------------------------------------------------------------------------------
End of period                                                                              $ 87,381          $ 31,018
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
(Dollars in thousands,                            COMMON STOCK       PAID IN     RETAINED     HENSIVE    TREASURY     HOLDERS'
except per share data)                        SHARES       AMOUNT    CAPITAL     EARNINGS       LOSS       STOCK       EQUITY
----------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2005                      12,243,042    $12,243     $7,993      $107,905     $ (797)    $(1,360)     $125,984

Cash dividends declared:
     Common, $0.225 per share,
     and other dividends                               -          -          -        (2,985)         -           -        (2,985)
Common stock issued:
     Employee Stock Option Plan                        -          -       (111)            -          -       1,168         1,057
     Employee Stock Purchase Plan                      -          -         31             -          -          25            56
     Dividend Reinvestment Plan                        -          -         35             -          -          30            65
     Restricted Stock                                  -          -         97             -          -          99           196
     Public Offering                           2,415,000      2,415     37,088             -          -           -        39,503
Tax benefit related to exercise
     of stock options                                  -          -        591             -          -           -           591
Other comprehensive income
     (loss), net of tax                                -          -          -             -     (2,006)          -        (2,006)
Treasury shares purchased                              -          -          -             -          -     (12,416)      (12,416)
Net income                                             -          -          -        16,422          -           -        16,422
----------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2005                   14,658,042    $14,658    $45,724      $121,342    $(2,803)   $(12,454)     $166,467
==================================================================================================================================

The accompanying notes are an integral part of this statement.



                             SOUTHWEST BANCORP, INC.

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


---------------------------------------------------------------------------------------------------------------------
                                                           FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
(Dollars in thousands)                                    2005             2004             2005             2004
---------------------------------------------------------------------------------------------------------------------
Net income                                                 $ 5,807          $ 4,855         $ 16,422        $ 13,661

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain (loss) on available
     for sale securities                                    (2,580)           2,126           (3,276)         (1,042)
Reclassification adjustment for (gains) losses
     arising during the period                                   -              110                -             109
---------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), before tax               (2,580)           2,236           (3,276)           (933)
Tax (expense) benefit related to items
     of other comprehensive income (loss)                      999             (908)           1,270             380
---------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax               (1,581)           1,328           (2,006)           (553)
---------------------------------------------------------------------------------------------------------------------
Comprehensive income                                       $ 4,226          $ 6,183         $ 14,416        $ 13,108
=====================================================================================================================

The accompanying notes are an integral part of this statement.

                             SOUTHWEST BANCORP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders' equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal, recurring adjustments. The results of operations for the three and nine months ended September 30, 2005 and the cash flows for the nine months ended September 30, 2005 should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2004.

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

NOTE 4: INVESTMENT SECURITIES

The following table presents securities with gross unrealized losses and fair value by length of time that the individual securities had been in a continuous unrealized loss position at September 30, 2005. Securities whose market values exceed cost are excluded from this table.


                                                             Continuous Unrealized Losses
                                                                     Existing for:
-----------------------------------------------------------------------------------------------------
                                                                                             Total
                                                  Fair         Less Than      More Than    Unrealized
(Dollars in thousands)                            Value        12 Months      12 Months      Losses
-----------------------------------------------------------------------------------------------------
Held to Maturity:
U.S. government and agency obligations            $ 1,003         $  (9)           $ -         $  (9)
-----------------------------------------------------------------------------------------------------
     Total                                        $ 1,003         $  (9)           $ -         $  (9)
=====================================================================================================

Available for Sale:
U.S. government and agency obligations           $221,883       $(4,365)          $(35)      $(4,400)
Obligations of state and political subdivisions     1,226           (24)             -           (24)
Mortgage-backed securities                         16,628          (222)           (17)         (239)
Other debt securities                                 968           (32)             -           (32)
-----------------------------------------------------------------------------------------------------
     Total                                       $240,705       $(4,643)          $(52)      $(4,695)
=====================================================================================================

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

NOTE 5: LOANS RECEIVABLE

Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Kansas and Texas. Its commercial lending operations are concentrated in the Stillwater, Oklahoma City, and Tulsa areas of Oklahoma; in Wichita, Kansas; and in the Dallas, Austin, and San Antonio, Texas metropolitan areas. As a result, the collectibility of Southwest's loan portfolio can be affected by changes in the economic conditions in these three states and in those metropolitan areas. At September 30, 2005 and December 31, 2004, substantially all of Southwest's loans were collateralized with real estate, inventory, accounts receivable, and/or other assets, or were guaranteed by agencies of the United States government or, in the case of private student loans, insured by a private insurer.

At September 30, 2005, loans to individuals and businesses in the healthcare industry totaled approximately $405.1 million, or 24%, of total loans and student loans totaled approximately $375.2 million, or 22%, of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% or more of total loans.

Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates. Total nonaccrual loans increased $911,000, or 4%, from December 31, 2004, and total nonperforming loans increased $4.8 million, or 21%. Total nonperforming assets of $37.6 million (which includes other real estate owned) increased $9.5 million, or 34%, from the same period.


-----------------------------------------------------------------------------------------------------
                                                             AT                         AT
(Dollars in thousands)                               SEPTEMBER 30, 2005         DECEMBER 31, 2004
-----------------------------------------------------------------------------------------------------

Nonaccrual loans (1)                                                $23,141                  $22,230
Past due 90 days or more (2)                                          4,812                      929
                                                     -----------------------    ---------------------
     Total nonperforming loans                                       27,953                   23,159
Other real estate owned                                               9,610                    4,937
                                                     -----------------------    ---------------------
      Total nonperforming assets                                     $37,563                  $28,096
                                                     =======================    =====================

Nonperforming loans to loans receivable                               1.64%                    1.43%
Allowance for loan losses to nonperforming loans                     78.42%                   82.00%
Nonperforming assets to loans receivable and
     other real estate owned                                          2.20%                    1.72%

(1) The government-guaranteed portion of loans included in these totals was $1.5 million (2005) and $1.4 million (2004).
(2) The government-guaranteed portion of loans included in these totals was $89,000 (2005) and $38,000 (2004).

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $23.1 million at September 30, 2005. All of the nonaccruing assets are subject to regular tests for impairment as part of Southwest's allowance for loan losses methodology (see below).

During the first nine months of 2005, $195,000 in interest income was received on nonaccruing loans. If interest on those loans had been accrued for the nine months ended September 30, 2005, additional total interest income of $799,000 would have been recorded.

Performing loans considered potential nonperforming loans (loans that are not included in the past due, nonaccrual or restructured categories but for which known information about possible credit problems cause management to have doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may become nonperforming in the future) amounted to approximately $33.2 million at September 30, 2005, compared to $25.6 million at December 31, 2004, an increase of 29%. Loans may be monitored by management and reported as potential nonperforming loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.

NOTE 6: ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LOAN COMMITMENTS

Activity in the allowance for loan losses is shown below for the indicated periods.


------------------------------------------------------------------------------------------------------------------------
                                                                       FOR THE NINE                      FOR THE
                                                                       MONTHS ENDED                    YEAR ENDED
(Dollars in thousands)                                              SEPTEMBER 30, 2005              DECEMBER 31, 2004
------------------------------------------------------------------------------------------------------------------------

Balance at beginning of period                                                 $   18,991                    $   15,009
Loans charged-off:
     Real estate mortgage                                                           2,851                           812
     Real estate construction                                                         155                           275
     Commercial                                                                     5,946                         8,382
     Installment and consumer                                                         403                           565
------------------------------------------------------------------------------------------------------------------------
         Total charge-offs                                                          9,355                        10,034
Recoveries:
     Real estate mortgage                                                             138                           151
     Real estate construction                                                           1                             -
     Commercial                                                                       661                           907
     Installment and consumer                                                          47                            90
------------------------------------------------------------------------------------------------------------------------
         Total recoveries                                                             847                         1,148
------------------------------------------------------------------------------------------------------------------------
Net loans charged-off                                                               8,508                         8,886
Provision for loan losses                                                          11,437                        12,868
------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                       $   21,920                    $   18,991
========================================================================================================================
Loans outstanding:
     Average                                                                   $1,724,208                    $1,527,935
     End of period                                                              1,700,819                     1,623,875
Net charge-offs to total average loans (annualized)                                 0.66%                         0.58%
Allowance for loan losses to total loans (end of period)                            1.29%                         1.17%

Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest determines is appropriate based on a systematic methodology. The allowance is based on careful, continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio and unused commitments to provide financing. Southwest's systematic methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and an unallocated allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases. Loss factors generally are based on Southwest's historical loss experience in the various portfolio categories over the prior eighteen months or twelve months, but may be adjusted for categories where eighteen and twelve month loss experience is historically unusual. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses. Formula allowances also are established for loans that do not have specific allowances according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each credit grade. Specific allowances are established in cases where management has identified significant conditions or circumstances related to individual loans that management believes indicate the probability that losses may be incurred in an amount different from the amounts determined by application of the formula allowance. Specific allowances include amounts related to loans that are identified for evaluation of impairment, which is based on discounted cash flows using each loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. All of Southwest's nonaccrual loans are considered to be impaired loans. The unallocated allowance is based upon management's evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. These factors may include general economic and business conditions affecting lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal credit examiners, and management's judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. There were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance during the first nine months of 2005. Southwest determined the level of the allowance for loan losses at September 30, 2005, was appropriate, based on that methodology.

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

At the beginning of 2005, Southwest established a reserve for unfunded loan commitments as a liability on Southwest's statement of financial condition. The reserve formerly was presented within the allowance for loan losses; all affected prior periods have been restated. At September 30, 2005, this reserve for unfunded loan commitments was $1.4 million, an increase of $438,000, or 46%, from the amount previously included in the allowance for loan losses at December 31, 2004. The reserve is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.


NOTE 7:  STOCK OPTION PLAN

The Southwest Bancorp, Inc. 1994 Stock Option Plan and 1999 Stock Option Plan (the "Stock Plans") provide selected key employees with the opportunity to acquire common stock. The exercise price of all options granted under the Stock Plans is the fair market value on the grant date. Depending upon terms of the stock option agreements, stock options generally become exercisable on an annual basis and expire from five to ten years after the date of grant. Southwest applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Stock Plans; accordingly, no compensation expense related to the grants of stock options has been recorded in the accompanying consolidated statements of operations. Had compensation cost for the Stock Plans been determined based upon the fair value of the options at their grant date as prescribed in Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, Southwest's proforma data would have been as follows:


---------------------------------------------------------------------------------------------------------------------------
                                                                    FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                    ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
(Dollars in thousands, except per share data)                      2005            2004            2005            2004
---------------------------------------------------------------------------------------------------------------------------

Net income, as reported                                             $5,807          $4,855         $16,422         $13,661
Less:  Stock-based employee compensation expense
      determined under fair value based method for all
      awards, net of related tax effects                                (7)            (56)           (280)           (226)
---------------------------------------------------------------------------------------------------------------------------
Proforma net income                                                 $5,800          $4,799         $16,142         $13,435
===========================================================================================================================

Earnings per share:
      Basic -- as reported                                           $0.41           $0.40           $1.27           $1.13
      Basic -- proforma                                              $0.41           $0.39           $1.25           $1.11
      Diluted -- as reported                                         $0.41           $0.38           $1.24           $1.09
      Diluted -- proforma                                            $0.40           $0.38           $1.21           $1.07

Outside directors of Southwest have been awarded 9,900 shares in restricted common shares at a grant date fair value of $19.75 per share. The restrictions on these outside directors' shares expire after three years. Southwest will recognize compensation expense over the restricted period. During the first nine months of 2005, $38,019 in compensation expense was recorded related to these restricted shares.


NOTE 8: EARNINGS PER SHARE

Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury stock method. At September 30, 2005 and 2004, there were 2,500 and zero antidilutive options to purchase common shares, respectively.

The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:


------------------------------------------------------------------------------------------------------
                                           FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                          2005            2004               2005             2004
------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
     Basic earnings per share           13,944,877     12,081,379          12,884,058      12,050,485
Effect of dilutive securities:
     Stock options                         414,931        466,583             401,913         455,008
------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
     Diluted earnings per share         14,359,808     12,547,962          13,285,971      12,505,493
======================================================================================================

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

The following table summarizes financial results by operating segment:

                                                For the Nine Months Ended September 30, 2005
---------------------------------------------------------------------------------------------------------------
                                    Oklahoma       Other States      Secondary          Other            Total
(Dollars in thousands)               Banking          Banking          Market         Operations        Company
---------------------------------------------------------------------------------------------------------------

Net interest income                 $34,298         $ 13,807          $13,899         $  1,373        $  63,377
Provision for loan losses             8,160            3,277                -                -           11,437
Other income                          5,514              677            3,258            3,040           12,489
Other expenses                       21,387            8,297            4,485            4,484           38,653
----------------------------------------------------------------------------------------------------------------
Income (loss) before taxes           10,265            2,910           12,672              (71)          25,776
Taxes on income                       3,785            1,054            4,621             (106)           9,354
----------------------------------------------------------------------------------------------------------------
Net income (loss)                   $ 6,480         $  1,856          $ 8,051         $     35        $  16,422
================================================================================================================

Fixed asset expenditures            $   446         $  1,025          $     -         $  1,223        $   2,694
Total loans at period end           855,858          463,837          380,970              154        1,700,819
Total assets at period end          867,559          462,469          397,345          379,881        2,107,254


                                                       For the Nine Months Ended September 30, 2004
----------------------------------------------------------------------------------------------------------------
                                     Oklahoma       Other States      Secondary          Other            Total
(Dollars in thousands)               Banking          Banking           Market         Operations        Company
----------------------------------------------------------------------------------------------------------------

Net interest income                 $31,393         $  9,991          $13,003         $ (2,734)       $  51,653
Provision for loan losses             5,233            2,867                -                -            8,100
Other income                          5,389              655            2,211            2,067           10,322
Other expenses                       20,423            4,733            4,177            3,018           32,351
----------------------------------------------------------------------------------------------------------------
Income before taxes                  11,126            3,046           11,037           (3,685)          21,524
Taxes on income                       4,145            1,059            4,116           (1,457)           7,863
----------------------------------------------------------------------------------------------------------------
Net income                          $ 6,981         $  1,987          $ 6,921         $ (2,228)       $  13,661
================================================================================================================

Fixed asset expenditures            $   334         $    415          $     2         $  1,310        $   2,061
Total loans at period end           912,211          348,441          346,300              151        1,607,103
Total assets at period end          918,126          344,187          355,952          264,185        1,882,450

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


                             SOUTHWEST BANCORP, INC.

                  UNAUDITED AVERAGE BALANCES, YIELDS AND RATES

---------------------------------------------------------------------------------------------------------------
                                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands)                                         2005                          2004
---------------------------------------------------------------------------------------------------------------
                                                      AVERAGE        AVERAGE        AVERAGE        AVERAGE
                                                      BALANCE      YIELD/RATE       BALANCE       YIELD/RATE
---------------------------------------------------------------------------------------------------------------
ASSETS
Total loans                                            $1,732,734          7.43%     $1,580,974           6.35%
Investment securities                                     263,868          3.74         216,828           3.60
Other interest-earning assets                               3,535          3.48           1,222           1.30
                                                     ----------------------------------------------------------
     Total interest-earning assets                      2,000,137          6.93       1,799,024           6.02
Other assets                                               93,258                        66,378
                                                     -------------                   -----------
     Total assets                                      $2,093,395                    $1,865,402
                                                     =============                   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits                       $   53,187          0.43%       $ 56,137           0.45%
Money market accounts                                     395,668          2.92         433,426           1.49
Savings accounts                                            8,513          0.28           8,204           0.24
Time deposits                                             977,272          3.20         704,142           2.13
                                                     ----------------------------------------------------------
     Total interest-bearing deposits                    1,434,640          3.00       1,201,909           1.81
Other borrowings                                          209,475          3.61         281,549           2.32
Subordinated debentures                                    46,393          6.76          72,180           6.16
                                                     ----------------------------------------------------------
     Total interest-bearing liabilities                 1,690,508          3.18       1,555,638           2.11
Noninterest-bearing demand deposits                       217,812                       178,408
Other liabilities                                          18,239                        12,075
Shareholders' equity                                      166,836                       119,281
                                                     -------------                   -----------
     Total liabilities and shareholders' equity        $2,093,395                    $1,865,402
                                                     =============                   ===========

Interest rate spread                                                       3.75%                          3.91%
                                                                   =============                 ===============
Net interest margin (1)                                                    4.24%                          4.19%
                                                                   =============                 ===============
Ratio of average interest-earning assets
     to average interest-bearing liabilities              118.32%                        115.65%
                                                     =============                   ===========

(1) Net interest margin = annualized net interest income / average interest-earning assets

                             SOUTHWEST BANCORP, INC.

                  UNAUDITED AVERAGE BALANCES, YIELDS AND RATES

-----------------------------------------------------------------------------------------------------------
                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Dollars in thousands)                                      2005                          2004
-----------------------------------------------------------------------------------------------------------
                                                  AVERAGE        AVERAGE        AVERAGE        AVERAGE
                                                  BALANCE      YIELD/RATE       BALANCE       YIELD/RATE
-----------------------------------------------------------------------------------------------------------
ASSETS
Total loans                                        $1,724,208          7.25%    $1,478,443           6.19%
Investment securities                                 237,543          3.72        214,224           3.69
Other interest-earning assets                           3,165          2.91          1,111           0.84
                                                  --------------------------------------------------------
     Total interest-earning assets                  1,964,916          6.81      1,693,778           5.87
Other assets                                           90,535                       64,879
                                                  ------------                  -----------
     Total assets                                  $2,055,451                   $1,758,657
                                                  ============                  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing demand deposits                   $   61,334          0.48%    $   59,158           0.54%
Money market accounts                                 384,637          2.50        411,274           1.44
Savings accounts                                        8,525          0.25          7,721           0.24
Time deposits                                         973,103          2.89        666,308           2.12
                                                  --------------------------------------------------------
     Total interest-bearing deposits                1,427,599          2.66      1,144,461           1.78
Other borrowings                                      201,512          3.33        245,799           2.27
Subordinated debentures                                62,828          6.89         72,180           6.00
                                                  --------------------------------------------------------
     Total interest-bearing liabilities             1,691,939          2.90      1,462,440           2.08
Noninterest-bearing demand deposits                   200,875                      169,656
Other liabilities                                      16,516                       10,587
Shareholders' equity                                  146,121                      115,974
                                                  ------------                  -----------
     Total liabilities and shareholders' equity    $2,055,451                   $1,758,657
                                                  ============                  ===========

Interest rate spread                                                   3.91%                         3.79%
                                                              ==============               ===============
Net interest margin (1)                                                4.31%                         4.07%
                                                              ==============               ===============
Ratio of average interest-earning assets
     to average interest-bearing liabilities           116.13%                      115.82%
                                                  ============                  ===========

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

-------------------------------------------------------------------------------
                                               FOR THE FIRST NINE MONTHS OF
(Dollars in thousands)                                 2005 VS. 2004
-------------------------------------------------------------------------------
                                          INCREASE           DUE TO CHANGE
                                             OR                IN AVERAGE:
                                         (DECREASE)        VOLUME         RATE
-------------------------------------------------------------------------------
INTEREST EARNED ON:
      Loans receivable (1)                 $24,989       $12,318      $ 12,671
      Investment securities                    698           612            86
      Other interest-earning assets             62            26            36
                                        ---------------------------------------
             Total interest income          25,749        12,956        12,793

INTEREST PAID ON:
      Interest-bearing demand                  (18)           14           (32)
      Money market accounts                  2,776          (471)        3,247
      Savings accounts                           2             1             1
      Time deposits                         10,437         5,836         4,601
      Other borrowings                         843        (1,219)        2,062
      Subordinated debentures                  (15)         (607)          592
                                        ---------------------------------------
             Total interest expense         14,025         3,554        10,471
                                        ---------------------------------------

             Net interest income           $11,724       $ 9,402      $  2,322
                                        =======================================

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

GENERAL

Southwest Bancorp, Inc. ("Southwest") is a financial holding company for the Stillwater National Bank and Trust Company ("Stillwater National"), SNB Bank of Wichita ("SNB Wichita"), Healthcare Strategic Support, Inc. ("HSSI"), and Business Consulting Group, Inc. ("BCG"). Through its subsidiaries, Southwest offers commercial and consumer lending, deposit and investment services, and specialized cash management, consulting and other financial services from offices in Oklahoma City, Stillwater, Tulsa, and Chickasha, Oklahoma; Austin, Dallas and San Antonio, Texas; and Kansas City and Wichita, Kansas and on the Internet, through SNB DirectBanker(R). Southwest's banking philosophy is to provide a high level of customer service, a wide range of financial services, and products responsive to customer needs with a focus on serving healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate borrowers. This philosophy has led to the development of a line of deposit, lending, and other financial products that respond to professional and commercial customer needs for speed, efficiency, and information, and complement more traditional banking products. Such specialized financial services include integrated document imaging and cash management services designed to help our customers in the healthcare industry and other record-intensive enterprises operate more efficiently, and management consulting services through Southwest's management consulting subsidiaries: HSSI, which serves physicians, hospitals, and healthcare groups, and BCG, which serves small and large commercial enterprises. Information regarding Southwest is available on line at www.oksb.com. Information regarding the products and services of Southwest's subsidiaries is available on line at www.banksnb.com and www.snbwichita.com. The information on these websites is not a part of this report on form 10-Q.

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

Beginning in 2002, Southwest has expanded operations into the states of Kansas and Texas. At September 30, 2005, these offices accounted for $463.8 million in loans (35% of portfolio loans and 27% of total loans, which include loans held for sale). During the first nine months of 2005, these offices produced $1.9 million in net income (11% of the consolidated total), and $76.4 million in asset growth. Southwest has received regulatory approval to open two branch offices in Austin, Texas and one branch office in San Antonio, Texas to replace existing loan production offices; of these, only one of the Austin branches is currently accepting deposits.

Southwest currently plans to open two to four additional offices in Texas, including one or more in the Houston area. The timing of new office openings in these targeted markets depends primarily on executive staffing, and to a lesser extent on premises selection.

The Oklahoma Banking segment accounted for $6.5 million, or 39%, of year-to-date net income, and experienced a $21.6 million reduction in total assets during the first nine months of 2005.

Southwest has a long history of student and residential mortgage lending. These operations comprise the Secondary Market business segment. In 2004, Southwest was one of the top 40 student lenders in the nation by dollar volume. During the first nine months of 2005, this segment produced $8.1 million in net income, and $28.8 million in asset growth since December 31, 2004. This growth was the result of expanded student lending, with residential mortgage lending increasing only slightly from year-end 2004. Loan volumes in the Secondary Market segment may vary significantly from period to period.

Southwest conducts general consumer banking operations, and may establish or acquire additional community banking offices in selected markets.

For additional information on Southwest's operating segments, please see Note 9, Operating Segments, in the Notes to Unaudited Consolidated Financial Statements. The total of net income of the segments discussed above does not equal consolidated net income for the first nine months of 2005 due to income and expenses allocated to the Other Operations segment, which provides funding and liquidity services to the rest of the organization.

Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest has grown from $434 million in assets since becoming a public company at year-end 1993, to over $2.1 billion at September 30, 2005, without acquiring other financial institutions. Southwest considers acquisitions of other financial institutions and other companies from time to time, although it does not have any specific agreements or understandings for any such acquisition at present. Southwest also considers, from time to time, the establishment of new lending, banking and other offices in additional geographic markets. Southwest also extends loans to borrowers in Oklahoma and neighboring states through participations with correspondent banks.

FINANCIAL CONDITION

TOTAL ASSETS AND INVESTMENT SECURITIES

Southwest's total assets were $2.1 billion at September 30, 2005 and $1.9 billion at December 31, 2004.

Southwest's investment security portfolio increased $48.1 million, or 22%, from $220.1 million at December 31, 2004 to $268.2 million at September 30, 2005. The increase occurred primarily in U.S. government and agency obligations, which increased $49.9 million, or 28%, during the first nine months of 2005. The funds used to purchase these additional investment securities were provided by the common stock offering that was completed during the second quarter of 2005.

LOANS

Total loans, including loans held for sale, were $1.7 billion at September 30, 2005, a 5% increase from December 31, 2004. Southwest experienced increases in all categories of loans, except other commercial loans, as shown in the following table:


-----------------------------------------------------------------------------------------------------
                                     SEPTEMBER 30,        DECEMBER 31,
(Dollars in thousands)                   2005                 2004           $ CHANGE       % CHANGE
-----------------------------------------------------------------------------------------------------
Real estate mortgage
    Commercial                        $  543,937          $  523,358         $20,579            3.93 %
    One-to-four family residential        93,860              87,858           6,002            6.83
Real estate construction                 277,722             248,278          29,444           11.86
Commercial                               381,584             390,272          (8,688)          (2.23)
Installment and consumer
    Student loans                        375,178             348,970          26,208            7.51
    Other                                 28,538              25,139           3,399           13.52
-----------------------------------------------------------------------------------------------------
      Total loans                     $1,700,819          $1,623,875         $76,944            4.74 %
=====================================================================================================

The composition of loans held for sale included in total loans is shown in the following table.


----------------------------------------------------------------------------------------------------
                                     SEPTEMBER 30,      DECEMBER 31,
(Dollars in thousands)                   2005              2004           $ CHANGE       % CHANGE
----------------------------------------------------------------------------------------------------
Student loans                         $375,178            $348,970         $26,208            7.51 %
One-to-four family residential           3,521               3,115             406           13.03
Other loans held for sale                2,898               2,472             426           17.23
----------------------------------------------------------------------------------------------------
      Total loans held for sale       $381,597            $354,557         $27,040            7.63 %
====================================================================================================

Management determines the appropriate level of the allowance for loan losses using a systematic methodology. (See Note 6, "Allowance for Loan Losses and Reserve for Unfunded Loan Commitments," in the Notes to Unaudited Consolidated Financial Statements.) The allowance for loan losses increased by $2.9 million, or 15%, from December 31, 2004 to September 30, 2005. The increase in the allowance was the result of increases in loss factors for performing commercial mortgage and other commercial loans, greater allowances relating to nonperforming loans, and an increase in the unallocated allowance.

At September 30, 2005, the allowance for loan losses was $21.9 million, or 1.29% of total loans and 78.42% of nonperforming loans, compared to $19.0 million, or 1.17% of total loans and 82.00% of nonperforming loans, at December 31, 2004. (See "Results of Operations-Provision for Loan Losses.")

At the beginning of 2005, Southwest established a reserve for unfunded loan commitments as a liability on Southwest's statement of financial condition. The reserve formerly was presented within the allowance for loan losses. At September 30, 2005, this reserve for unfunded loan commitments was $1.4 million, a $438,000, or 46%, increase from the amount previously included in the allowance for loan losses at December 31, 2004. The amounts of the allowance for loan losses and other financial information for December 31, 2004 and September 30, 2004 presented in this report also reflect the reclassification of the reserve for unfunded loan commitments from the allowance for loan losses to a separate liability account and the provision for unfunded loan commitments from the provision for loan losses to general and administrative expense.

DEPOSITS AND OTHER BORROWINGS

Southwest's deposits were $1.7 billion at September 30, 2005, an increase of $184.8 million, or 12%, from $1.5 billion at December 31, 2004. Increases occurred in all categories of deposits other than interest-bearing demand accounts as shown in the following table:

-----------------------------------------------------------------------------------------------------
                                      September 30,       December 31,
(Dollars in thousands)                    2005                2004            $ CHANGE      % CHANGE
-----------------------------------------------------------------------------------------------------
Noninterest-bearing demand              $  229,462         $  183,738        $ 45,724          24.89 %
Interest-bearing demand                     49,927             57,359          (7,432)        (12.96)
Money market accounts                      410,789            379,818          30,971           8.15
Savings accounts                             8,789              8,108             681           8.40
Time deposits of $100,000 or more          640,503            609,670          30,833           5.06
Other time deposits                        345,435            261,365          84,070          32.17
                                     --------------     --------------      ----------     ----------
    Total deposits                      $1,684,905         $1,500,058        $184,847          12.32 %
                                     ==============     ==============      ==========     ==========

Stillwater National has unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Citigroup Global Markets, Inc., Wachovia Securities LLC, UBS Financial Services, Inc., RBC Dain Rauscher, Morgan Stanley & Co., Inc., and CountryWide Securities that total $1.5 billion. At September 30, 2005, $399.0 million in these retail certificates of deposit were included in time deposits of $100,000 or more, a reduction of $25.7 million, or 6%, from year-end 2004. Stillwater National has other brokered certificates of deposit totaling $695,000 included in total deposits at September 30, 2005.

Other borrowings decreased $9.5 million, or 5%, to $190.6 million during the first nine months of 2005.

SHAREHOLDERS' EQUITY

Shareholders' equity increased $40.5 million, or 32%, due primarily to net proceeds of the common stock offering and other stock issuances, and earnings for the first nine months of 2005 offset in part by the repurchase of common stock, dividends declared and a decrease in accumulated other comprehensive income (net, after tax, unrealized gains on investment securities available for sale). At September 30, 2005, Southwest, Stillwater National and SNB Wichita continued to exceed all applicable regulatory capital requirements.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 and 2004

Net income for the third quarter of 2005 of $5.8 million represented an increase of $952,000, or 20%, over the $4.9 million earned in the third quarter of 2004. Diluted earnings per share were $0.41 compared to $0.38, an 8% increase. The increase in net income was primarily the result of a $2.4 million, or 13%, increase in net interest income (fueled by loan growth and increased interest margin), and an $671,000, or 17%, increase in other income (due mainly to increased service charges on deposit accounts and gains on sales of loans), offset in part by a $1.5 million, or 13%, increase in other expense (mainly as a result of increased salaries and employee benefits, occupancy, and general and administrative expenses), a $242,000, or 6%, increase in the provision for loan losses and a $412,000, or 14%, increase in taxes on income.

On an operating segment basis, the increase in net income was led by a $1.1 million increase and a change from a net deficit to net income from Other Operations, a $421,000 increase in net income from the Oklahoma Banking segment, and a $321,000 increase in net income from the Other States Banking segment partially offset by an $873,000 reduction in net income from the Secondary Market segment. The Oklahoma Banking segment made the largest contribution to net income during the third quarter 2005, with the Secondary Market segment being second. The contribution from the Secondary Market segment may vary significantly from period to period as a result of changes in loan volume, interest rates and market behavior; the number of schools participating in Southwest's student lending programs, the sizes of their enrollment, and the graduation status of student borrowers; and other factors.

NET INTEREST INCOME

-------------------------------------------------------------------------------------------------------------------
                                                              FOR THE THREE MONTHS
                                                               ENDED SEPTEMBER 30,
(Dollars in thousands)                                         2005           2004        $ CHANGE       % CHANGE
-------------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                $32,429        $25,245        $7,184          28.46 %
     Investment securities:
         U.S. government and agency obligations                  2,119          1,570           549          34.97
         Mortgage-backed securities                                159            159             0           0.00
         State and political subdivisions                           31             63           (32)        (50.79)
         Other securities                                          179            168            11           6.55
     Other interest-earning assets                                  31              4            27         675.00
                                                         ----------------------------------------------------------
         Total interest income                                  34,948         27,209         7,739          28.44

Interest expense:
     Interest-bearing demand                                        57             63            (6)         (9.52)
     Money market accounts                                       2,914          1,621         1,293          79.77
     Savings accounts                                                6              5             1          20.00
     Time deposits of $100,000 or more                           5,235          2,460         2,775         112.80
     Other time deposits                                         2,638          1,311         1,327         101.22
     Other borrowings                                            1,904          1,643           261          15.89
     Subordinated debentures                                       801          1,136          (335)        (29.49)
                                                         ----------------------------------------------------------
         Total interest expense                                 13,555          8,239         5,316          64.52
                                                         ----------------------------------------------------------

         Net interest income                                   $21,393        $18,970        $2,423          12.77 %
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

Yields on Southwest's interest-earning assets increased 91 basis points, and the rates paid on Southwest's interest-bearing liabilities increased 107 basis points, resulting in a decrease in the interest rate spread to 3.75% for the third quarter of 2005 from 3.91% for the third quarter of 2004. During the same periods, annualized net interest margin increased to 4.24% from 4.19% and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 118.32% from 115.65%.

The increase of interest income was the result of the 91 basis point increase in the yield earned on interest-earning assets and the $201.1 million, or 11%, increase in average interest-earning assets. Southwest's average loans increased $151.8 million, or 10%, and the related yield increased to 7.43% for the third quarter of 2005 from 6.35% in 2004. During the same period, average investment securities increased $47.0 million, or 22%, and the related yield increased to 3.74% from 3.60%.

The increase in total interest expense can be attributed to the 107 basis point increase in the rates paid on interest-bearing liabilities and the $134.9 million, or 9%, increase in average interest-bearing liabilities. The decrease in interest expense on subordinated debentures is due to the redemption of one issue of subordinated debentures during the second quarter 2005 partially offset by rate increases on the remaining two variable rate issuances of subordinated debentures. Rates paid on deposits decreased for interest-bearing demand and increased for all other types of deposits.

OTHER INCOME

------------------------------------------------------------------------------------------------------------
                                                          FOR THE THREE MONTHS
                                                          ENDED SEPTEMBER 30,
(Dollars in thousands)                                    2005           2004        $ CHANGE       % CHANGE
------------------------------------------------------------------------------------------------------------
Other income:
     ATM Service Charges                                 $  889         $  794          $ 95          11.96 %
     Other service charges                                1,610          1,548            62           4.01
     Other customer fees                                    395            287           108          37.63
     Other noninterest income                               364            328            36          10.98
     Gain (loss) on sales of loans receivable:
         Student loan sales                                 882            659           223          33.84
         Mortgage loan sales                                397            338            59          17.46
         All other loan sales                                54             76           (22)        (28.95)
     Gain (loss) on sales of investment securities            -           (110)          110        (100.00)
                                                      ------------------------------------------------------
         Total other income                              $4,591         $3,920          $671          17.12 %
                                                      ======================================================

The volume of student loan sales during the third quarter 2005 was $226.8 million compared to $148.1 million during the third quarter 2004, which led to the increase in gain on sales of student loans indicated in the table above. The major factor in the increase of other customer fees was a $59,000 increase in letter of credit fees.

An increase in surcharge rates at some cash machines, a larger number of cash machines being operated, and the relocation of existing cash machines to higher transaction volume areas all contributed to the increase in ATM service charges. Southwest's multi-state ATM network operated 292 ATM machines in 27 states at September 30, 2005 compared to 286 ATM machines in 25 states at September 30, 2004.

OTHER EXPENSE

-------------------------------------------------------------------------------------------------------------
                                                       FOR THE THREE MONTHS
                                                       ENDED SEPTEMBER 30,
(Dollars in thousands)                                 2005           2004        $ CHANGE       % CHANGE
-------------------------------------------------------------------------------------------------------------
Other expense:
     Salaries and employee benefits                      $ 6,173        $ 5,563        $  610          10.97 %
     Occupancy                                             2,704          2,500           204           8.16
     FDIC and other insurance                                124            110            14          12.73
     Other real estate                                       230             66           164         248.48
     General and administrative                            3,494          2,998           496          16.54
                                                   ----------------------------------------------------------
         Total other expense                             $12,725        $11,237        $1,488          13.24 %
                                                   ==========================================================




Salaries and employee benefits increased $610,000 primarily as a result of an increase in the number of employees as well as normal compensation increases. The number of full-time equivalent employees increased from 360 at the end of the third quarter of 2004 to 371 at the end of the third quarter of 2005.

The primary factor in the increase of occupancy expense was a $73,000 increase in building rental expenses due to office expansion in Texas and Wichita, Kansas.

The increase in other real estate expenses occurred as we continued operations of certain acquired properties and prepared other properties to be sold.

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 and 2004

Net income for the first nine months of 2005 of $16.4 million represented an increase of $2.8 million, or 20%, over the $13.7 million earned in the first nine months of 2004. Diluted earnings per share were $1.24 compared to $1.09, a 14% increase. The increase in net income was primarily the result of a $11.7 million, or 23%, increase in net interest income (fueled by loan growth and increased interest margin), and a $2.2 million, or 21%, increase in other income (due mainly to increased service charges on deposit accounts and gains on sales of loans), offset in part by a $6.3 million, or 19%, increase in other expense (mainly as a result of increased salaries and employee benefits, other real estate, and general and administrative expenses), a $3.3 million, or 41%, increase in the provision for loan losses and a $1.5 million, or 19%, increase in taxes on income.

On an operating segment basis, the increase in net income was led by a $2.3 million increase and a shift from a net deficit to net income from Other Operations and a $1.1 million increase in net income from the Secondary Market segment, partially offset by a $501,000 decrease in net income from the Oklahoma Banking segment, and a $131,000 decrease in net income from the Other States Banking segment. The Secondary Market segment contributed the largest portion ($8.1 million) of Southwest's net income in the first nine months 2005. The contribution from the Secondary Market segment may vary significantly from period to period as a result of changes in loan volume, interest rates and market behavior; the number of schools participating in Southwest's student lending programs, the sizes of their enrollment, and the graduation status of student borrowers; and other factors.

NET INTEREST INCOME

----------------------------------------------------------------------------------------------------------
                                                       FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,
(Dollars in thousands)                                 2005           2004        $ CHANGE       % CHANGE
----------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                       $93,457        $68,468       $24,989          36.50 %
     Investment securities:
         U.S. government and agency obligations         5,447          4,573           874          19.11
         Mortgage-backed securities                       459            502           (43)         (8.57)
         State and political subdivisions                 139            344          (205)        (59.59)
         Other securities                                 568            496            72          14.52
     Other interest-earning assets                         69              7            62         885.71
                                                   -------------------------------------------------------
         Total interest income                        100,139         74,390        25,749          34.61

Interest expense:
     Interest-bearing demand                              222            240           (18)         (7.50)
     Money market accounts                              7,201          4,425         2,776          62.73
     Savings accounts                                      16             14             2          14.29
     Time deposits of $100,000 or more                 14,304          6,468         7,836         121.15
     Other time deposits                                6,712          4,111         2,601          63.27
     Other borrowings                                   5,026          4,183           843          20.15
     Subordinated debentures                            3,281          3,296           (15)         (0.46)
                                                   -------------------------------------------------------
         Total interest expense                        36,762         22,737        14,025          61.68
                                                   -------------------------------------------------------

         Net interest income                          $63,377        $51,653       $11,724          22.70 %
                                                   =======================================================

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

Yields on Southwest's interest-earning assets increased 94 basis points, and the rates paid on Southwest's interest-bearing liabilities increased 82 basis points, resulting in an increase in the interest rate spread to 3.91% for the first nine months of 2005 from 3.79% for the first nine month of 2004. During the same periods, annualized net interest margin increased to 4.31% from 4.07% and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 116.13% from 115.82%.

The principal factors in the increase of interest income was the $271.1 million, or 16%, increase in average interest-earning assets and the 94 basis point increase in the yield earned on interest-earning assets. Southwest's average loans increased $245.8 million, or 17%, and the related yield increased to 7.25% for the first nine months of 2005 from 6.19% in 2004. During the same period, average investment securities increased $23.3 million, or 11%, and the related yield increased to 3.72% from 3.69%.

The increase in total interest expense can be attributed to the 82 basis point increase in the rates paid on interest-bearing liabilities and the $229.5 million, or 16%, increase in average interest-bearing liabilities. The decrease in interest expense on subordinated debentures is due to the redemption of one issue of subordinated debentures during the second quarter 2005 partially offset by rate increases on the remaining two variable rate issuances of subordinated debentures. Rates paid on deposits decreased for interest-bearing demand and increased for all other types of deposits.

OTHER INCOME

-----------------------------------------------------------------------------------------------------------
                                                        FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,
(Dollars in thousands)                                  2005           2004        $ CHANGE       % CHANGE
-----------------------------------------------------------------------------------------------------------
Other income:
     ATM Service Charges                                $2,565         $2,319         $ 246          10.61 %
     Other service charges                               4,455          4,162           293           7.04
     Other customer fees                                 1,137            833           304          36.49
     Other noninterest income                            1,230            731           499          68.26
     Gain (loss) on sales of loans receivable:
         Student loan sales                              2,088          1,178           910          77.25
         Mortgage loan sales                               934            920            14           1.52
         All other loan sales                               80            288          (208)        (72.22)
     Gain (loss) on sales of investment securities           -           (109)          109        (100.00)
                                                     ------------------------------------------------------
         Total other income                            $12,489        $10,322        $2,167          20.99 %
                                                     ======================================================

The $499,000 increase in other noninterest income occurred primarily due to a $336,000 increase in consulting fees generated by Southwest's consulting subsidiaries, HSSI and BCG, and a $105,000 increase in fees received due to cash payment delays on student loan sales. The increase in other service charges occurred primarily in overdraft service charges which increased $277,000 due to repricing those service charge rates earlier in the year to be more consistent with other financial institutions in Southwest's markets.

An increase in surcharge rates at some cash machines, more cash machines being operated, and the relocation of existing cash machines to higher transaction volume areas all contributed to the increase in ATM service charges. Southwest's multi-state ATM network operated 292 ATM machines in 27 states at September 30, 2005 compared to 286 ATM machines in 25 states at September 30, 2004.

OTHER EXPENSE

----------------------------------------------------------------------------------------------
                                           FOR THE NINE MONTHS
                                           ENDED SEPTEMBER 30,
(Dollars in thousands)                     2005           2004        $ CHANGE       % CHANGE
----------------------------------------------------------------------------------------------
Other expenses:
     Salaries and employee benefits       $18,724        $15,893        $2,831          17.81 %
     Occupancy                              7,388          6,996           392           5.60
     FDIC and other insurance                 360            301            59          19.60
     Other real estate                        770            107           663         619.63
     General and administrative            11,411          9,054         2,357          26.03
                                       -------------------------------------------------------
         Total other expenses             $38,653        $32,351        $6,302          19.48 %
                                       =======================================================

Salaries and employee benefits increased $2.8 million primarily as a result of an increase in the number of employees as well as normal compensation increases. The number of full-time equivalent employees increased from 335 at the end of 2003 to 360 at the end of the third quarter of 2004 to 371 at the end of the third quarter of 2005.

The primary factor in the increase of occupancy expense was a $202,000 increase in building rental expenses due to office expansion in Texas and Wichita, Kansas. Other increases in line items such as security services, utilities, equipment rental and maintenance contracts also occurred due to these additional offices.

The increase in other real estate expenses occurred as we continued operations of certain acquired properties and prepared other properties to be sold.

The increase in general and administrative expense was due primarily to the required write-off of $970,000 in unamortized issuance costs related to the SBI Capital trust preferred securities that were redeemed in June 2005, a $438,000 provision for unfunded loan commitments, a $206,000 increase in fees paid in connection with government-guaranteed loans, a $181,000 increase in accounting fees ($142,500 of which was the cost of work performed for Sarbanes-Oxley
Section 404 compliance and attestation), and a $179,000 increase in legal fees.

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

The allowance for loan losses of $21.9 million increased $2.9 million, or 15%, from year-end 2004. A provision for loan losses of $11.4 million was recorded in the first nine months of 2005, an increase of $3.3 million, or 41%, from the first nine months of 2004. A provision for loan losses of $4.1 million was recorded for the third quarter of 2005, an increase of $242,000, or 6%, from the third quarter of 2004. (See Note 5, "Loans Receivable," in the Notes to Unaudited Consolidated Financial Statements.)

At the beginning of 2005, Southwest established a reserve for unfunded loan commitments as a liability on Southwest's statement of financial condition. The reserve formerly was presented within the allowance for loan losses. At September 30, 2005, this reserve for unfunded loan commitments was $1.4 million, a $438,000, or 46%, increase from the amount previously included in the allowance for loan losses at December 31, 2004. The amounts of the allowance for loan losses and other financial information for December 31, 2004 and September 30, 2004 presented in this report also reflect the reclassification of the reserve for unfunded loan commitments from the allowance for loan losses to a separate liability account. The provision for unfunded loan commitments is a component of general and administrative expense on Southwest's consolidated statements of operations.

TAXES ON INCOME

Southwest's income tax expense was $9.4 million and $7.9 million for the first nine months of 2005 and 2004, respectively, an increase of $1.5 million, or 19%, and was $3.3 million and $2.9 million for the third quarters of 2005 and 2004, respectively, an increase of $412,000, or 14%. Southwest's effective tax rates have been lower than federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans, the organization in July 2001 of a real estate investment trust, and tax credits generated by certain lending and investment activities.

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

Southwest has available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank ("FRB"), the Student Loan Marketing Association ("Sallie Mae"), the F&M Bank of Tulsa ("F&M"), and the Federal Home Loan Bank of Topeka ("FHLB"). Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $990,000 at September 30, 2005. Stillwater National has approved federal funds purchase lines totaling $350.5 million with nine banks; $1.5 million was outstanding on these lines at September 30, 2005. In addition, Stillwater National has available a $200.0 million line of credit from Sallie Mae and a $327.7 million line of credit from the FHLB and SNB Wichita has a $10.2 million line of credit from the FHLB. Borrowings under the Sallie Mae line would be secured by student loans. Borrowings under the FHLB lines are secured by investment securities and loans. The Sallie Mae line expires April 30, 2007; no amount was outstanding on this line at September 30, 2005. The Stillwater National FHLB line of credit had an outstanding balance of $146.5 million at September 30, 2005; no amount was outstanding on the SNB Wichita line of credit at the FHLB at September 30, 2005. See also "Deposits and Other Borrowings" on page 18.

Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of direct obligations of U.S. government and agency obligations, which are designated as pledged with Stillwater National's safekeeping agent. These transactions are for one-to-four day periods.

During the first nine months of 2005, the only categories of other borrowings whose averages exceeded 30% of ending shareholders' equity were repurchase agreements and funds borrowed from the FHLB.

                                                      SEPTEMBER 30, 2005                   SEPTEMBER 30, 2004
--------------------------------------------------------------------------------------------------------------------
                                                                    FUNDS                                FUNDS
                                                 REPURCHASE        BORROWED            REPURCHASE      BORROWED
(Dollars in thousands)                           AGREEMENTS     FROM THE FHLB          AGREEMENTS    FROM THE FHLB
--------------------------------------------------------------------------------------------------------------------

Amount outstanding at end of period               $41,581         $146,500             $36,615        $165,890
Weighted average rate paid at end of period          2.52%            3.97%               0.76%           3.08%
Average Balance:
     For the three months ended                   $36,264         $129,317             $32,667        $190,696
     For the nine months ended                    $33,861         $124,689             $37,076        $166,491
Average Rate Paid:
     For the three months ended                      2.52%            3.96%               0.76%           2.83%
     For the nine months ended                       2.12%            3.79%               0.66%           2.89%
Maximum amount outstanding at any month end       $47,717         $146,500             $44,465        $189,788

During the first nine months of 2005, cash and cash equivalents increased by $63.3 million, or 263%, to $87.4 million. This increase was the net result of cash provided from financing activities of $175.2 million (primarily from an increase in deposits) and cash provided from operating activities of $5.3 million, offset in part by cash used in net loan origination and other investing activities of $117.2 million.

During the first nine months of 2004, cash and cash equivalents decreased by $3.0 million, or 9%, to $31.0 million. This decrease was the net result of cash used in net loan origination and other investing activities of $180.4 million and cash used in operating activities of $104.0 million, offset in part by cash provided from financing activities of $281.4 million.

CAPITAL RESOURCES

In the first nine months of 2005, total shareholders' equity increased $40.5 million, or 32%, to $166.5 million due primarily to the $39.5 million net proceeds from the common stock offering. Earnings, net of cash dividends declared on common stock, contributed $13.4 million to shareholders' equity during this nine month period. The sale or issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan, and the employee stock option plan and the issuance of restricted stock contributed an additional $2.0 million to shareholders' equity in the first nine months of 2005, including tax benefits realized by Southwest relating to option exercises. Accumulated comprehensive income (loss), consisting of net unrealized gains (losses) on investment securities available for sale (net of tax), was $(2.8) million at September 30, 2005 compared to $(797,000) at December 31, 2004. Southwest purchased $12.4 million in shares during the first nine months of 2005.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board ("FRB"). The guidelines are commonly known as Risk-Based Capital Guidelines. At September 30, 2005, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 14.06%, a Tier I risk-based capital ratio of 12.80%, and a leverage ratio of 10.24%. As of September 30, 2005, Stillwater National and SNB Wichita also met the criteria for classification as "well-capitalized" institutions under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National or SNB Wichita by Federal bank or thrift regulators.

Southwest declared a dividend of $0.075 per common share payable on October 1, 2005 to shareholders of record as of September 19, 2005.

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

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by SEC rules, Southwest's management evaluated the effectiveness of Southwest's disclosure controls and procedures as of September 30, 2005. Southwest's Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest's Chief Executive Officer and Chief Financial Officer concluded that Southwest's disclosure controls and procedures were effective as of September 30, 2005.

FIRST NINE MONTHS 2005 CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change occurred during the first nine months of 2005 that has materially affected, or is reasonably likely to materially affect, Southwest's internal control over financial reporting.

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

PART II.  OTHER INFORMATION


Item 1.  Legal proceedings

         None

Item 2.  Unregistered sales of equity securities and use of proceeds

         There were no unregistered sales of equity securities by Southwest during the quarter ended September 30, 2005.

         The following table provides information on Southwest's purchases of its common stock during the three months ended September 30, 2005.

                                             Issuer Purchases of Equity Securities (1)

            ---------------------------------------------------------------------------------------------------------
                                   (a) Total                          (c) Total Number of
                                   Number of                          Shares Purchased as      (d) Maximum Number
                                     Shares                            Part of Publicly         that May Yet Be
                                   Purchased     (b) Average Price    Announced Plans or      Purchased Under the
                    Period            (3)          Paid per Share          Programs          Plans or Programs (2)
            ---------------------------------------------------------------------------------------------------------
            July 2005                   17,840               $18.00                 17,840            -
            ---------------------------------------------------------------------------------------------------------
            August 2005                -                -                     -                       -
            ---------------------------------------------------------------------------------------------------------
            September 2005             -                -                     -                       -
            ---------------------------------------------------------------------------------------------------------

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

            (3) All of the shares shown were purchased pursuant to a Selling Shareholder Agreement (the "Agreement") dated May 13, 2005, with Betty B. Kerns ("BBK"), the Joyce P. Berry Revocable Trust, the Joe M. Berry Trust, the Berry Charitable Remainder Trust, and BKP, L.L.C. (the "Selling Shareholders"). Under the terms of the Agreement, Southwest agreed to repurchase from the Selling Shareholders an aggregate of 689,796 shares of Southwest common stock, par value $1.00 per share, for a price per share of $18.00. Southwest purchased 671,956 shares under this agreement in May 2005.

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


SOUTHWEST BANCORP, INC.
(Registrant)



By:  /s/ Rick Green                                  November 7, 2005
   -------------------------------------------       --------------------------
    Rick Green                                       Date
    President and Chief Executive Officer
    (Principal Executive Officer)



By:   /s/ Kerby Crowell                              November 7, 2005
   -------------------------------------------       ---------------------------
    Kerby Crowell                                    Date
    Executive Vice President, Chief Financial
    Officer and Secretary
    (Principal Financial Officer)