Form 10-K
period 2005-12-31
SOUTHWEST BANCORP INC
filed 2006-03-15
CIK 914374

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2005

                         Commission File Number 0-23064

                             SOUTHWEST BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                   OKLAHOMA                                 73-1136584
        ------------------------------                 -------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)

 608 SOUTH MAIN STREET, STILLWATER, OKLAHOMA                  74074
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] YES [X] NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] YES [X] NO*

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by a check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated filer [ ]  Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X] NO

The registrant's Common Stock is traded on the NASDAQ National Market under the symbol OKSB. The aggregate market value of approximately 13,035,316 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2005, the last day of the registrant's most recently completed second fiscal quarter, was approximately $267.0 million based on the closing sales price of $20.48 per share of the registrant's Common Stock on that date. Solely for purposes of this calculation, it is assumed that directors, officers, and 5% stockholders of the registrant (other than institutional investors) are affiliates.

As of the close of business on March 3, 2006, 14,110,382 shares of the registrant's Common Stock were outstanding.

                       Documents Incorporated by Reference

Part III: Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2006 (the "Proxy Statement").

* The registrant is required to file reports pursuant to Section 13 of the Act.

                             SOUTHWEST BANCORP, INC.

INDEX

Forward-Looking Statements ................................................ii

Form 10-K Cross Reference Sheet ...........................................ii

Southwest Bancorp, Inc. ...................................................iv

About This Report .........................................................iv

Five Year Summary of Selected Financial Data .............................. 1

Securities Listing, Prices, and Dividends ................................. 2

Management's Discussion and Analysis of Financial
Condition and Results of Operations ....................................... 4

Controls and Procedures ...................................................23

Reports of Independent Registered Public Accounting Firm ..................24

Consolidated Financial Statements .........................................26

Notes to the Consolidated Financial Statements ............................31

Other Material Required by Form 10-K ......................................57

    Description of Business ...............................................57

    Board of Directors ....................................................69

    Executive Officers ....................................................70

    Risk Factors ..........................................................74

    Properties ............................................................80

    Exhibits, Financial Statement Schedules ...............................82

    Signatures ............................................................84

FORWARD-LOOKING STATEMENTS

Southwest Bancorp, Inc. ("Southwest") makes forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include: statements of Southwest's goals, intentions, and expectations; estimates of risks and of future costs and benefits; expectations regarding future financial performance of Southwest and its operating segments; assessments of loan quality, probable loan losses, and the amount and timing of loan payoffs; liquidity, contractual obligations, off-balance sheet risk, and market, or interest rate risk; and statements of Southwest's ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws, regulations and accounting principles; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest's past growth and performance do not necessarily indicate its future results. Please see the discussion of Risk Factors on page 74 and Critical Accounting Policies on page 21.


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

                       ITEM OF FORM 10-K                                     LOCATION
            ---------------------------------------------   ---------------------------------------------------

PART I

Item 1.     Business                                        "Forward-Looking Statements: on page ii,
                                                            "Southwest Bancorp, Inc." and "About this Report"
                                                            on page iv, and "Business" on pages 57 through 73.
Item 1A.    Risk Factors                                    "Risk Factors" on pages 74 through 78
Item 1B.    Unresolved Staff Comments                       Not applicable. The registrant did not receive any
                                                            comments from the staff of the Securities and
                                                            Exchange Commission regarding its periodic or
                                                            current reports within the last 180 days of 2005.
Item 2.     Properties                                      "Properties" on page 80.
Item 3.     Legal Proceedings                               Note 14 "Commitments and Contingencies" on
                                                            page 50.
Item 4.     Submission of Matters to a Vote of  Holders     Not applicable. No matter was submitted to a
                                                            Security vote of security holders during the
                                                            fourth quarter of 2005.

PART II

Item 5.     Market for Registrant's Common Equity,          "Securities Listing, Prices, and Dividends"
            Related Stockholder Matters, and                on pages 2 and 3.
            Issuer Purchases of Equity Securities
Item 6.     Selected Financial Data                         "Five Year Summary of Selected Financial Data" on
                                                            pages 1 and 2.

                       ITEM OF FORM 10-K                                     LOCATION
            ---------------------------------------------   ---------------------------------------------------
Item 7.     Management's Discussion and Analysis            "Management's Discussion and Analysis of
            Of Financial Condition and Results of           Financial Condition and Results of Operations" on
            Condition                                       pages 4 through 22.
Item 7A.    Quantitative and Qualitative Disclosures        The section titled "Asset/Liability Management
            About Market Risk                               Quantitative and Qualitative Disclosures about
                                                            Market Risk" on pages 18 thru 20.
Item 8.     Financial Statements and Supplementary          Pages 26 through 56.
            Data
Item 9.     Changes in and Disagreements with               Not applicable. During the past two years or any
            Auditors on Accounting and Financial            subsequent period there has been no change in or
            Disclosure                                      reportable disagreement with the independent
                                                            registered public accounting firm for Southwest or
                                                            any of its subsidiaries.
Item 9A.    Controls and Procedures                         "Controls and Procedures" on page 23.
Item 9B.    Other Information                               Not applicable. The registrant reported all items
                                                            required to be reported in a Form 8-K during the
                                                            fourth quarter of 2005.

PART III

Item 10.    Directors and Executive Officers of the         The material labeled "Election of Directors" on
            registrant                                      pages 2 through 5 of the Proxy Statement, "Section
                                                            16(a) Beneficial Ownership Reporting Compliance"
                                                            on page 17 of the Proxy Statement, and "Code of
                                                            Ethics" on page 19 of the Proxy Statement is
                                                            incorporated by reference in this Report.
                                                            Information regarding executive officers is
                                                            included under the caption "Executive Officers" on
                                                            pages 70 through 73 of this Report.
Item 11.    Executive Compensation                          The material labeled "Director Compensation" on
                                                            page 8 and the material labeled "Executive
                                                            Compensation and Other Benefits," and "Stock
                                                            Performance Comparisons" on pages 11 through 16 of
                                                            the Proxy Statement is incorporated by reference
                                                            in this Report.
Item 12.    Security Ownership of Certain                   The material labeled "Common Stock Owned by
            Beneficial Owners and Management and            Directors and Executive Officers" and "Ownership
            Related Shareholder Matters                     of More than 5% of Southwest's Common Stock"
                                                            on pages 9 and 10 of the Proxy Statement is
                                                            incorporated by reference in this Report.
Item 13.    Certain Relationships and Related               The material labeled "Certain Transactions" on
            Transactions                                    page 17 of the Proxy Statement is incorporated
                                                            by reference in this Report.
Item 14.    Principal Accounting Fees and Services          The material labeled "Fees" on pages 17 and 18 of
                                                            the Proxy Statement incorporated by reference in
                                                            this Report.

PART IV

Item 15.     Exhibits, Financial Statement Schedules        "Exhibits, Financial Statement Schedules" on pages
                                                            82 and 83.
SIGNATURES                                                  "Signatures" on page 84

SOUTHWEST BANCORP, INC.

Southwest Bancorp, Inc. ("Southwest") is the financial holding company for the Stillwater National Bank and Trust Company ("Stillwater National"), SNB Bank of Wichita ("SNB Wichita"), Business Consulting Group, Inc. ("BCG"), and Healthcare Strategic Support, Inc. ("HSSI"). Through its subsidiaries, Southwest offers commercial and consumer lending, deposit and investment services, and specialized cash management, consulting and other financial services from offices in Oklahoma City, Stillwater, Tulsa, and Chickasha, Oklahoma; Austin, Dallas and San Antonio, Texas; and Kansas City and Wichita, Kansas, and on the Internet, through SNB DirectBanker(R).

Southwest's strategic focus includes expansion in carefully selected geographic markets based upon a tested business model developed in connection with its expansion into Oklahoma City in 1982, Tulsa in 1985 and Dallas, Texas and Wichita, Kansas in 2002. This geographic expansion is based on identification of markets with concentrations of customers in Southwest's traditional areas of expertise: healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate lending, and makes use of traditional and specialized financial services.

Southwest's banking philosophy has led to the development of a line of deposit, lending, and other financial products that respond to professional and commercial customer needs for speed, efficiency, and information, and complement more traditional banking products. Such specialized financial services include integrated document imaging and cash management services designed to help customers in the healthcare industry and other record-intensive enterprises operate more efficiently.

Southwest seeks to build close relationships with businesses, professionals and their principals and to service their banking needs throughout their business development and professional lives.

Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest became a public company in late 1993 with assets of approximately $434.0 million. At December 31, 2005, Southwest had total assets of $2.1 billion, deposits of $1.7 billion, and shareholders' equity of $170.4 million.

ABOUT THIS REPORT

This report comprises the entire 2005 Form 10-K, other than exhibits, as filed with the SEC. The 2005 annual report to shareholders, including this report, and the annual proxy materials for the 2006 annual meeting are being distributed together to shareholders. Copies of exhibits and additional copies of the Form 10-K can be obtained free of charge by writing to Kerby E. Crowell, Chief Financial Officer, Southwest Bancorp, Inc., P.O. Box 1988, Stillwater, OK 74076. This report is provided along with the annual proxy statement for convenience of use and to decrease costs, but is not part of the proxy materials.

THE SEC HAS NOT APPROVED OR DISAPPROVED THIS REPORT OR PASSED UPON ITS ACCURACY OR ADEQUACY.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

The following table presents Southwest's selected consolidated financial data for each of the five years in the period ended December 31, 2005. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of Southwest, including the accompanying Notes, presented elsewhere in this report.

                                                                           For the Year Ended December 31,
                                                     -----------------------------------------------------------------------------
(Dollars in thousands, except per share data)             2005            2004             2003            2002          2001
--------------------------------------------------   -----------------------------------------------------------------------------
OPERATIONS DATA
Interest income                                      $     137,344   $     104,723   $      84,079   $      76,495   $      90,400
Interest expense                                            52,238          32,246          28,611          30,678          48,939
                                                     -------------   -------------   -------------   -------------   -------------
Net interest income                                         85,106          72,477          55,468          45,817          41,461
Provision for loan losses                                   15,785          12,868           8,408           5,233           4,073
Gain on sales of loans and securities                        4,915           3,185           4,139           3,498           3,346
Other income                                                12,491          10,900          10,361           9,220           7,467
Other expenses                                              51,873          44,526          38,562          33,529          31,092
                                                     -------------   -------------   -------------   -------------   -------------
Income before taxes                                         34,854          29,168          22,998          19,773          17,109
Taxes on income                                             13,840          10,539           8,106           6,354           5,357
                                                     -------------   -------------   -------------   -------------   -------------
Net income                                           $      21,014   $      18,629   $      14,892   $      13,419   $      11,752
                                                     =============   =============   =============   =============   =============

DIVIDENDS DECLARED
Common stock                                         $       4,035   $       3,380   $       2,959   $       2,533   $       1,826
Ratio of total dividends declared to net income              19.20%          18.14%          19.87%          18.87%          15.52%
PER SHARE DATA (1)

Basic earnings per common share                      $        1.60   $        1.54   $        1.26   $        1.17   $        1.03
Diluted earnings per common share                             1.55            1.48            1.22            1.11            1.00
Common stock cash dividends                                   0.30            0.28            0.25            0.22            0.16
Book value per common share (2)                              12.16           10.41            9.20            8.35            7.47
Weighted average common shares outstanding:
    Basic                                               13,165,642      12,060,842      11,798,810      11,490,166      11,386,258
    Diluted                                             13,563,904      12,548,059      12,159,620      12,052,118      11,728,844
FINANCIAL CONDITION DATA (2)
Investment securities                                $     268,093   $     220,051   $     204,266   $     188,689   $     227,346
Total loans (3)                                          1,735,880       1,623,875       1,308,836       1,101,112         931,046
Interest-earning assets                                  2,006,578       1,845,401       1,514,314       1,292,232       1,160,478
Total assets                                             2,099,639       1,913,787       1,581,564       1,351,279       1,217,796
Interest-bearing deposits                                1,433,265       1,316,320       1,036,793         885,812         777,600
Total deposits                                           1,657,820       1,500,058       1,204,125       1,021,757         904,796
Other borrowings                                           204,508         200,065         183,850         199,282         195,367
Subordinated debentures                                     46,393          72,180          72,180          25,787          25,787
Total shareholders' equity (4)                             170,444         125,984         109,935          96,372          85,125
Mortgage servicing portfolio                               133,470         125,353         124,366         107,733          91,120
SELECTED RATIOS
Return on average assets                                      1.01%           1.03%           0.99%           1.05%           0.96%
Return on average equity                                     13.78           15.80           14.59           14.94           14.87
Net interest margin                                           4.29            4.16            3.80            3.75            3.53
Efficiency ratio (5)                                         50.60           51.44           55.11           57.28           59.48
Average assets per employee (6)                      $       5,448   $       5,098   $       4,513   $       3,938   $       3,919

                                                                                   At December 31,
                                                     -----------------------------------------------------------------------------
(Dollars in thousands, except per share data)             2005           2004            2003             2002            2001
--------------------------------------------------   -----------------------------------------------------------------------------
ASSET QUALITY RATIOS
Allowance for loan losses to total loans (2)                  1.37%           1.17%           1.15%           1.01%           1.18%
Nonperforming loans to total loans (2)(7)                     1.36            1.43            1.22            1.17            0.99
Allowance for loan losses to nonperforming                  100.96           82.00           94.31           86.49          118.98
     loans (2)(7)
Nonperforming assets to total loans and other real
     estate owned (2)(8)                                      1.76            1.72            1.34            1.24            1.06
Net loan charge-offs to average total loans                   0.63            0.58            0.36            0.50            0.49
CAPITAL RATIOS
Average total shareholders' equity to average
 assets                                                       7.34            6.51            6.75            7.04            6.44
Tier I capital to risk-weighted assets (2)                   12.95           10.88           11.13           10.38           11.15
Total capital to risk-weighted assets (2)                    14.21           13.92           14.90           11.42           12.34
Leverage ratio (2)                                           10.24            8.61            9.32            8.99            8.84

(1) Except as otherwise noted, all share and per share information in this report has been restated to reflect the three-for-two stock split effected in the form of a stock dividend paid August 29, 2001, and the two-for-one stock split effected in the form of a stock dividend paid August 29, 2003.
(2)  At period end.
(3) Net of unearned discounts but before deduction of allowance for loan losses.
(4) Reflects the repurchases of common shares in 2001, 2002 and 2005. Please see Note 8 to the Consolidated Financial Statements.
(5) The efficiency ratio = other expenses/(net interest income + total other income) as shown on the Consolidated Statements of Operations. This ratio has not been adjusted to remove any income or expense recorded under accounting principles generally accepted in the United States.
(6) Ratio = year-to-date average assets divided by the number of full-time equivalent employees at year-end.
(7) Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and loans with restructured terms.
(8)  Nonperforming assets consist of nonperforming loans and foreclosed assets.


SECURITIES LISTING, PRICES, AND DIVIDENDS

STOCK LISTING

Common shares of Southwest Bancorp, Inc. are traded on the National Association of Security Dealers (NASDAQ) National Market under the symbol OKSB.

TRANSFER AGENT AND REGISTRAR

Computershare Investor Services, LLC
2 North LaSalle St.
Chicago, IL 60602

RECENT STOCK PRICES AND DIVIDENDS

Shareholders received quarterly cash dividends totaling $3.8 million in 2005 and $3.3 million in 2004. Regular dividends have been declared and paid every year since Southwest was organized in 1981. Southwest has increased its dividends per share each year since going public in 1993.

The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors. The ability of Southwest to pay dividends depends upon dividend payments from its subsidiaries. For information regarding the ability of Stillwater National and SNB Wichita to pay dividends to Southwest and the restrictions on bank dividends under federal banking laws, see "Note 9. Capital Requirements" to the Consolidated Financial Statements on page 47 of this report.

In June 2005, Southwest completed an offering of 2.4 million shares of common stock resulting in net proceeds after underwriting discounts and offering expenses of approximately $39.5 million. Stifel Nicolaus & Co., Edward Jones & Co., Friedman Billings Ramsey, Keefe Bruyette & Woods, Inc. and SunTrust Robinson Humphrey served as the underwriters in the offering.

Shares issued under the employee stock purchase plan, which commenced on January 1, 1996, totaled 3,530 in 2005 and 3,642 in 2004, while issuances pursuant to the stock option plans were 174,262 and 140,726 in the respective years.

Southwest has a stock repurchase program that permits the repurchase of up to 5% (approximately 700,000 shares) of Southwest's outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under Southwest's dividend reinvestment, stock option, and employee benefit plans, and for other corporate purposes. The share repurchases are expected to be made primarily on the open market from time to time until April 1, 2008, or earlier termination of the repurchase program by the Board. Repurchases under the program will be made at the discretion of management based upon market, business, legal, and other factors. This program, which has been publicly announced, replaced a publicly announced program that expired on March 31, 2005. During 2005, 690,696 shares were repurchased under a selling shareholder agreement.

As of March 3, 2006, there were approximately 3,700 holders of record of Southwest's common stock. The following table sets forth the common stock dividends declared for each quarter during 2005 and 2004, and the range of high and low closing trade prices for the common stock for those periods.

                                                     2005                                       2004
                                      ------------------------------------   ------------------------------------
                                                                 DIVIDEND                               Dividend
                                         HIGH          LOW       DECLARED       High          Low       Declared
                                      ----------   ----------   ----------   ----------   ----------   ----------
For the Quarter Ending:
March 31                              $    25.45   $    17.11   $    0.075   $    18.94   $    16.11   $     0.07
June 30                                    20.82        16.78        0.075        18.75        15.75         0.07
September 30                               23.80        20.01        0.075        22.21        17.70         0.07
December 31                                24.25        18.36        0.075        27.10        21.50         0.07

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

In 2005, Southwest Bancorp, Inc.'s ("Southwest") net income, diluted earnings per share, loans, deposits, and assets reached their highest levels in our history. The earnings growth was the result of increased yields on portfolio loans (total loans excluding loans held for sale), loan growth, a focus on careful management of interest margins and funding, and increased noninterest income.

     o Net income for 2005 was $21.0 million, up from $18.6 million in 2004 and $14.9 million in 2003.
     o Diluted earnings per common share increased to $1.55 in 2005, compared to $1.48 in 2004, and $1.22 in 2003.
     o Total assets at year-end 2005 increased 10%, ending the year at $2.10 billion compared to $1.91 billion at year-end 2004, and $1.58 billion at year-end 2003.
     o Total loans grew to $1.74 billion at December 31, 2005, compared to $1.62 billion at December 31, 2004, and $1.31 billion at December 31, 2003.
     o Total shareholders' equity at year-end 2005 had increased 35% to $170.4 million compared to $126.0 million for 2004 and $109.9 million for 2003.

In late June, Southwest completed a public offering of its common stock to provide funds for future loan growth. The difference between the percentage growth in net income and growth in earnings per share reflects the effects of the additional shares issued in this offering.

RESULTS OF OPERATIONS

For the year ended December 31, 2005, Southwest reported net income of $21.0 million, a $2.4 million, or 13%, increase over the $18.6 million earned in 2004. Basic earnings per common share increased by 4% to $1.60 per share for 2005, from $1.54 per share for 2004. Diluted earnings per common share increased by 5% to $1.55 per share for 2005 from $1.48 per share for 2004.

Increased yields on portfolio loans and growth in total loans were the primary factors contributing to Southwest's performance in 2005. In an increasing interest rate environment, Southwest was able to price its loans, deposits, and other borrowings to result in an increase in net interest margin from 4.16% in 2004 to 4.29% in 2005.

For the year ended December 31, 2004, Southwest reported net income of $18.6 million, a $3.7 million, or 25%, increase over the $14.9 million earned in 2003. Basic earnings per common share increased by 22% to $1.54 per share for 2004, from $1.26 per share for 2003. Diluted earnings per common share increased by 21% to $1.48 per share for 2004 from $1.22 per share for 2003.

These factors are discussed in more detail in the sections that follow.

SUMMARY OF ANNUAL CHANGES IN SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data for the years 2005, 2004, and 2003, and the annual changes between those years.


(Dollars in thousands, except per share                    2005 CHANGE                   2004 Change                   2003 Change
 data)                                         2005         FROM 2004        2004         From 2003        2003         From 2002
----------------------------------------   ------------   ------------   ------------   ------------   ------------   ------------
OPERATIONS DATA
Interest income                            $    137,344   $     32,621   $    104,723   $     20,644   $     84,079   $      7,584
Interest expense                                 52,238         19,992         32,246          3,635         28,611         (2,067)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Net interest income                              85,106         12,629         72,477         17,009         55,468          9,651
Provision for loan losses                        15,785          2,917         12,868          4,460          8,408          3,175
Gain on sales of loans and securities             4,915          1,730          3,185           (954)         4,139            641
Other income                                     12,491          1,591         10,900            539         10,361          1,141
Other expenses                                   51,873          7,347         44,526          5,964         38,562          5,033
                                           ------------   ------------   ------------   ------------   ------------   ------------
Income before taxes                              34,854          5,686         29,168          6,170         22,998          3,225
Taxes on income                                  13,840          3,301         10,539          2,433          8,106          1,752
                                           ------------   ------------   ------------   ------------   ------------   ------------
Net income                                 $     21,014   $      2,385   $     18,629   $      3,737   $     14,892   $      1,473
                                           ============   ============   ============   ============   ============   ============

PER SHARE DATA
Basic earnings per common share            $       1.60   $       0.06   $       1.54   $       0.28   $       1.26   $       0.09
Diluted earnings per common share                  1.55           0.07           1.48           0.26           1.22           0.11
FINANCIAL CONDITION DATA - AVERAGES
Investment securities                      $    245,086   $     30,098   $    214,988   $     23,712   $    191,276   $    (16,739)
Total loans                                   1,734,501        206,566      1,527,935        258,719      1,269,216        256,729
Interest-earning assets                       1,983,337        239,351      1,743,986        282,402      1,461,584        238,418
Total assets                                  2,075,781        265,857      1,809,924        298,185      1,511,739        235,795
Interest-bearing deposits                     1,433,013        252,043      1,180,970        159,655      1,021,315        159,156
Total deposits                                1,638,511        283,175      1,355,336        194,960      1,160,376        179,816
Other borrowings                                209,103        (43,028)       252,131         51,658        200,473         34,728
Subordinated debentures                          58,686        (13,494)        72,180         30,138         42,042         16,255
Total shareholders' equity                      152,454         34,542        117,912         15,866        102,046         12,201
SELECTED RATIOS
Return on average assets                           1.01%         (0.02)%         1.03%          0.04%          0.99%         (0.06)%
Return on average equity                          13.78          (2.02)         15.80           1.21          14.59          (0.35)
Net interest margin                                4.29           0.13           4.16           0.36           3.80           0.05
ASSET QUALITY RATIOS
Allowance for loan losses to total loans           1.37%          0.20%          1.17%          0.02%          1.15%          0.14%
Nonperforming loans to total loans                 1.36          (0.07)          1.43           0.21           1.22           0.05
Allowance for loan losses to nonperforming
 loans                                           100.96          18.96          82.00         (12.31)         94.31           7.82
Nonperforming assets to total loans and
 other real estate                                 1.76           0.04           1.72           0.38           1.34           0.10
Net loan charge-offs to average total
 loans                                             0.63           0.05           0.58           0.22           0.36          (0.14)

NET INTEREST INCOME

Net interest income is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is Southwest's largest source of revenue, representing 83% of total revenue in 2005. Net interest margin is net interest income as a percentage of average earning assets for the period. Net interest income and net interest margin increase or decrease as a result of changes in the levels of interest rates, the volume and the mix of earning assets and interest-bearing liabilities, and the percentage of interest-earning assets funded by noninterest-bearing funding sources.

Net interest income for 2005 was $85.1 million, an increase of $12.6 million, or 17%, from the $72.5 million earned in 2004. The net interest margin was 4.29% for the year ended December 31, 2005, an increase of thirteen basis points from 2004.

The 2005 increase in net interest income and net interest margin from 2004 is the result of the increase in interest-earning assets, the increase in net interest margin due to the increasing interest rate environment experienced during 2005, and an increased use of noninterest-bearing funding. Please see the discussion of Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk on pages 18 through 20 for additional information concerning net interest income.

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

This table shows a shift in the composition of Southwest's interest-earning assets over the periods toward a higher level of loans and a lower level of investment securities, while the composition of interest-bearing liabilities changed as Southwest increased noninterest-bearing deposits except for 2005 when the percentage of investment securities increased due to the investment of proceeds of the second quarter common stock offering and the percentage of loans took a slight downturn. The changes in the composition of interest-earning assets and their funding sources reflect market demand and management's efforts to maximize net interest margin while controlling interest rate, credit and other risks.

AVERAGE BALANCES, YIELDS & RATES

                                                                    For the Year Ended December 31,
                                           ----------------------------------------------------------------------------------
                                                            2005                                      2004
                                           ----------------------------------------  ----------------------------------------
                                             AVERAGE                     YIELD/        Average                     Yield/
(Dollars in thousands)                       BALANCE      INTEREST       RATE(1)       Balance      Interest       Rate(1)
-----------------------------------------  -----------  -----------  --------------  -----------  -----------  --------------
ASSETS
Total loans and leases                     $ 1,734,501  $   128,011            7.38% $ 1,527,935  $    96,832            6.34%
Investment securities                          245,086        9,211            3.76      214,988        7,881            3.67
Other interest-earning assets                    3,750          122            3.25        1,063           10            0.94
                                           -----------  -----------  --------------  -----------  -----------  --------------
   Total interest-earning assets             1,983,337      137,344            6.92    1,743,986      104,723            6.00
Other assets                                    92,444                                    65,938
                                           -----------                               -----------
   Total assets                            $ 2,075,781                               $ 1,809,924
                                           ===========                               ===========

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing demand deposits           $    58,243  $       267            0.46% $    58,375  $       291            0.50%
Money market accounts                          392,554       10,727            2.73      405,116        6,118            1.51
Savings accounts                                 8,631           21            0.24        7,819           19            0.24
Time deposits                                  973,585       29,767            3.06      709,660       15,350            2.16
                                           -----------  -----------  --------------  -----------  -----------  --------------
   Total interest-bearing deposits           1,433,013       40,782            2.85    1,180,970       21,778            1.84
Other borrowings (2)                           209,103        7,343            3.51      252,131        5,979            2.37
Subordinated debentures                         58,686        4,113            7.01       72,180        4,489            6.22
                                           -----------  -----------  --------------  -----------  -----------  --------------
   Total interest-bearing liabilities        1,700,802       52,238            3.07    1,505,281       32,246            2.14
                                                        -----------  --------------               -----------  --------------
Noninterest-bearing demand deposits            205,498                                   174,366
Other liabilities                               17,027                                    12,365
Shareholders' equity                           152,454                                   117,912
                                           -----------                               -----------
   Total liabilities and
      shareholders' equity                 $ 2,075,781                               $ 1,809,924
                                           ===========                               ===========
   Net interest income                                  $    85,106                               $    72,477
                                                        ===========                               ===========
   Interest rate spread                                                        3.85%                                     3.86%
                                                                     ==============                            ==============
   Net interest margin (3)                                                     4.29%                                     4.16%
                                                                     ==============                            ==============
   Ratio of average interest-
      earning assets to average
      interest-bearing liabilities                                           116.61%                                   115.86%
                                                                     ==============                            ==============

                                                For the Year Ended December 31,
                                           ----------------------------------------
                                                            2003
                                           ----------------------------------------
                                             AVERAGE                     YIELD/
(Dollars in thousands)                       BALANCE      INTEREST       RATE(1)
-----------------------------------------  -----------  -----------  --------------
ASSETS
Total loans and leases                     $ 1,269,216  $    76,115            6.00%
Investment securities                          191,276        7,954            4.16
Other interest-earning assets                    1,092           10            0.92
                                           -----------  -----------  --------------
   Total interest-earning assets             1,461,584       84,079            5.75
Other assets                                    50,155
                                           -----------
   Total assets                            $ 1,511,739
                                           ===========

LIABILITIES AND
   SHAREHOLDERS' EQUITY
Interest-bearing demand deposits           $    56,011  $       355            0.63%
Money market accounts                          336,274        5,237            1.56
Savings accounts                                 6,608           17            0.26
Time deposits                                  622,422       15,036            2.42
                                           -----------  -----------  --------------
   Total interest-bearing deposits           1,021,315       20,645            2.02
Other borrowings (2)                           200,473        4,887            2.44
Subordinated debentures                         42,042        3,079            7.22
                                           -----------  -----------  --------------
   Total interest-bearing liabilities        1,263,830       28,611            2.26
                                                        -----------  --------------
Noninterest-bearing demand deposits            139,061
Other liabilities                                6,802
Shareholders' equity                           102,046
                                           -----------
   Total liabilities and
      shareholders' equity                 $ 1,511,739
                                           ===========
   Net interest income                                  $    55,468
                                                        ===========
   Interest rate spread                                                        3.49%
                                                                     ==============
   Net interest margin (3)                                                     3.80%
                                                                     ==============
   Ratio of average interest-
      earning assets to average
      interest-bearing liabilities                                           115.65%
                                                                     ==============

(1) Yields, interest rate spreads, and net interest margins are calculated using income recorded in accordance with accounting principles generally accepted in the United States ("GAAP"), and are not shown on the higher, non-GAAP tax-equivalent basis.
(2) The fluctuation in other borrowings resulted mainly from changes in Federal Home Loan Bank borrowings.
(3) Net interest margin = net interest income / total average interest-earning assets.

The following table analyzes changes in interest income and interest expense of Southwest for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in average volumes and changes in rates.

                                                    2005 VS. 2004                    2004 vs. 2003
                                      ---------------------------------------------------------------------------
                                                        DUE TO CHANGE                          Due to Change
                                       INCREASE          IN AVERAGE:          Increase          In Average:
                                          OR       -----------------------       Or       -----------------------
(Dollars in thousands)                (DECREASE)      VOLUME       RATE      (Decrease)     Volume       Rate
-----------------------------------   ----------   ----------   ----------   ----------   ----------   ----------
Interest earned on:
     Loans receivable (1)             $   31,179   $   14,098   $   17,081   $   20,717   $   16,206   $    4,511
     Investment securities                 1,330        1,097          233          (73)         827         (900)
     Other interest-earning assets           112           56           56            -            -            -
                                      ----------   ----------   ----------   ----------   ----------   ----------
        Total interest income             32,621       15,251       17,370       20,644       17,033        3,611

Interest paid on:
     Interest-bearing demand                 (24)          (1)         (23)         (64)          12          (76)
     Money market accounts                 4,609         (196)       4,805          881        1,054         (173)
     Savings accounts                          2            2            -            2            3           (1)
     Time deposits                        14,417        6,804        7,613          314        1,850       (1,536)
     Other borrowings                      1,364       (1,149)       2,513        1,092        1,236         (144)
     Subordinated debentures                (376)        (903)         527        1,410        1,880         (470)
                                      ----------   ----------   ----------   ----------   ----------   ----------
        Total interest expense            19,992        4,557       15,435        3,635        6,035       (2,400)
                                      ----------   ----------   ----------   ----------   ----------   ----------
        Net interest income           $   12,629   $   10,694   $    1,935   $   17,009   $   10,998   $    6,011
                                      ==========   ==========   ==========   ==========   ==========   ==========

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material. Changes in rate-volume (changes in rate multiplied by changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.

Net interest income for 2004 was $72.5 million, an increase of $17.0 million, or 31%, from the $55.5 million earned in 2003. Net interest margin was 4.16% for the year ended December 31, 2004, an increase of thirty-six basis points from 2003.

Interest rate spread, which represents the difference between the rate earned on interest-earning assets and the rates paid on interest-bearing liabilities, was 3.85% for 2005 compared to 3.86% for 2004 and 3.49% for 2003.

Southwest has seen significant growth in noninterest-bearing deposit accounts which are an alternative funding source to interest-bearing deposits and other borrowings. The average balance of noninterest-bearing deposit accounts increased to $205.5 million in 2005 from $174.4 million in 2004 and $139.1 million in 2003.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest determines is appropriate based on a systematic methodology. The amount of the allowance is based on careful, continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio. Southwest's systematic methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and an unallocated allowance. See "Allowance for Loan Losses" in Note 1 to the Consolidated Financial Statements for a description of Southwest's allowance for loan losses methodology.

Based upon this methodology, management established an allowance of $23.8 million, or 1.37% of total loans, at December 31, 2005 compared to an allowance of $19.0 million, or 1.17% of total loans, at December 31, 2004. This represents an increase in the allowance of $4.8 million, or 25%, from year-end 2004.

At December 31, 2005, total nonperforming loans were $23.6 million, or 1.36% of total loans, compared to $23.2 million, or 1.43% of total loans, at December 31, 2004. The government guaranteed portions of year-end nonperforming loans were $1.6 million for 2005 and $1.5 million for 2004. The allowance for loan losses equaled 100.96% of nonperforming loans at December 31, 2005 compared to 82.00% at December 31, 2004. During 2005, 2004, and 2003, the provisions for loan losses were $15.8 million, $12.9 million, and $8.4 million, respectively, while net charge-offs were $11.0 million, $8.9 million, and $4.6 million, respectively.

Those performing loans considered potential nonperforming loans, loans which are not included in the past due, nonaccrual, or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms over the next six months, amounted to approximately $62.2 million at December 31, 2005, compared to $25.6 million at December 31, 2004, $37.8 million at December 31, 2003 and $28.9 million at December 31, 2002.

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

Both the dollar amount and the percentage of the allowance to loans increased during 2005. The increase was primarily the result of increases in the balance of potential problem loans, the determination to calculate the required allowance on performing "special mention" loans (the lowest risk rating category, immediately below "pass" credits) separately from non-risk rated loans using credit risk factors, and increases in the loss ratios used for non-risk rated commercial real estate and commercial loans, nonperforming loans, increased allocations on impaired loans, and increases in portfolio loans. At December 31, 2005, the unallocated allowance totaled $2.1 million, a $1.0 million reduction from year-end 2004, and accounted for 9% of the total allowance, down from 16% the prior year. The unallocated allowance related primarily to changes in general economic conditions, including increasing interest rates, and the increase in relatively unseasoned loans as a result of portfolio loan growth.

Management strives to carefully monitor credit quality and to identify loans that may become nonperforming. At any time, however, there are loans included in the portfolio that will result in losses to Southwest, but that have not been identified as nonperforming or potential problem loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in nonperforming assets, may cause a significant increase in the provision for loan losses, nonperforming assets, and charge-offs.

At the beginning of 2005, Southwest established a reserve for unfunded loan commitments as a liability on Southwest's statement of financial condition. The reserve formerly was presented within the allowance for loan losses; all affected prior periods have been restated. At December 31, 2005, this reserve for unfunded loan commitments was $1.9 million, an increase of $937,000, or 98%, from the amount previously included in the allowance for loan losses at December 31, 2004. The reserve is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.

The following table presents a five-year history for the allocation of the allowance for loan losses along with the percentage of total loans in each category.

                                                                   At December 31,
                            -------------------------------------------------------------------------------------------------
(Dollars in thousands)             2005                2004               2003                 2002                2001
--------------------------  -----------------   -----------------   -----------------   -----------------   -----------------
Real estate mortgage -
  Commercial                $  8,186       32%  $  6,430       32%  $  5,297       31%  $  4,136       34%  $  2,394       32%
  One to four family
     residential                 584        5        724        5        319        6        491        9        541       11
Real estate construction       1,547       17      1,008       15      1,179       18      1,169       12        616       10
Commercial                    10,922       22      6,898       24      6,451       27      3,753       32      6,199       34
Installment and consumer -
  Guaranteed student loans       189       22        175       22        105       16         59       11         46       10
  Other                          311        2        648        2        362        2        212        2        297        3
General                        2,073               3,108               1,296               1,343                 884
                            --------  -------   --------  -------   --------  -------   --------  -------   --------  -------
  Total                     $ 23,812      100%  $ 18,991      100%  $ 15,009      100%  $ 11,163      100%  $ 10,977      100%
                            ========  =======   ========  =======   ========  =======   ========  =======   ========  =======

The following table analyzes Southwest's allowance for loan losses for the periods indicated.

                                                              For the Year Ended December 31,
                                                     --------------------------------------------------------------
(Dollars in thousands)                                  2005         2004          2003        2002        2001
--------------------------------------------------   ----------   ----------   ----------   ----------   ----------
Balance at beginning of period                       $   18,991   $   15,009   $   11,163   $   10,977   $   11,537

LOANS CHARGED-OFF:
Real estate mortgage                                      2,872          812          717          777          445
Real estate construction                                    155          275            3            -           99
Commercial                                                8,587        8,382        3,915        4,248        4,364
Installment and consumer                                    406          565          442          371          621
                                                     ----------   ----------   ----------   ----------   ----------
Total charge-offs                                        12,020       10,034        5,077        5,396        5,529
                                                     ----------   ----------   ----------   ----------   ----------

RECOVERIES:
Real estate mortgage                                        186          151          173           93           54
Real estate construction                                      1            -            -            -           22
Commercial                                                  706          907          230          107          574
Installment and consumer                                    163           90          112          149          246
                                                     ----------   ----------   ----------   ----------   ----------
Total recoveries                                          1,056        1,148          515          349          896
                                                     ----------   ----------   ----------   ----------   ----------

Net loans charged-off                                    10,964        8,886        4,562        5,047        4,633
Provision for loan losses                                15,785       12,868        8,408        5,233        4,073
                                                     ----------   ----------   ----------   ----------   ----------
Balance at end of period                             $   23,812   $   18,991   $   15,009   $   11,163   $   10,977
                                                     ==========   ==========   ==========   ==========   ==========

Ratio of allowance for loan losses to total loans:
    Average                                                1.37%        1.24%        1.18%        1.10%        1.17%
    End of period                                          1.37         1.17         1.15         1.01         1.18
Ratio of net charge-offs to average total loans
    during the period                                      0.63         0.58         0.36         0.50         0.49

The following table shows the amounts of nonperforming assets at the end of the periods indicated. Please see Note 1 to the Notes to Consolidated Financial Statements for a description of Southwest's policy for placing loans on nonaccrual status.

                                                                            At December 31,
                                                     --------------------------------------------------------------
(Dollars in thousands)                                  2005         2004         2003         2002        2001
--------------------------------------------------   ----------   ----------   ----------   ----------   ----------
Total nonaccrual                                     $   22,099   $   22,230   $   14,530   $   11,455   $    7,291
Total past due 90 days or more                            1,486          929        1,384        1,452        1,935
                                                     ----------   ----------   ----------   ----------   ----------
    Total nonperforming loans                            23,585       23,159       15,914       12,907        9,226
Other real estate owned                                   7,130        4,937        1,699          747          640
                                                     ----------   ----------   ----------   ----------   ----------
    Total nonperforming assets                       $   30,715   $   28,096   $   17,613   $   13,654   $    9,866
                                                     ==========   ==========   ==========   ==========   ==========

Nonperforming loans to total loans                         1.36%        1.43%        1.22%        1.17%        0.99%
Allowance for loan losses to
    nonperforming loans                                  100.96%       82.00%       94.31%       86.49%      118.98%
Government-guaranteed portion of
    nonperforming loans                              $    1,602   $    1,458   $    2,694   $    1,017   $      905

At December 31, 2005, a majority of nonperforming assets were commercial loans. At December 31, 2005, three credit relationships represented 77% of nonperforming loans and 59% of nonperforming assets.

OTHER INCOME

Other income was $17.4 million for 2005, a 24% increase when compared with 2004. Other income in 2004 decreased 3% when compared with 2003. Other income increased by 14% in 2003.

COMPARISON SUMMARY-OTHER INCOME

                                                                  2005 Change                2004 Change
(Dollars in thousands)                                   2005      From 2004       2004       From 2003        2003
--------------------------------------------------   ----------   -----------   ----------   -----------   ----------
Service charges and fees                             $   10,945   $     1,047   $    9,898   $       605   $    9,293
Gain on sales of loans                                    4,915         1,668        3,247          (864)       4,111
Other noninterest income                                  1,546           544        1,002           (66)       1,068
Gain (loss) on sales of
  investment securities                                       -            62          (62)          (90)          28
                                                     ----------   -----------   ----------   -----------   ----------
  Total other income                                 $   17,406   $     3,321   $   14,085   $      (415)  $   14,500
                                                     ==========   ===========   ==========   ===========   ==========

Service charges and fees increased $1.0 million, or 11%, in 2005 due to increased fees from the company's multi-state ATM network, increased fees on overdrawn deposit accounts, and increased fees from brokerage services. Service charges and fees increased $605,000, or 7%, in 2004 due to increased fees received on overdrawn deposit accounts and increased servicing fees received on participated loans.

Gains on sales of loans, the major factor for the increase of other income in 2005, increased due to a $950,000 increase in gains on sales of student loans and a $743,000 increase in gains on sales of other loans. Gains on sales of mortgage loans decreased $25,000 during the year due primarily to the higher mortgage interest rates. Gain on sales of loans, the major factor in the reduction of other income, declined in 2004 due primarily to a $1.1 million reduction in gain on sales of mortgage loans, which occurred due to the lower refinancing demand created by higher mortgage interest rates during 2004 as compared to those prevalent during 2003. Gains on sales of student loans increased $174,000, or 11%, during 2004.

Other noninterest income increased $544,000 in 2005 as compared to 2004 primarily due to a $360,000 increase in income from Southwest's consulting subsidiaries.

OTHER EXPENSE

Other expense was $51.9 million for 2005, an increase of $7.3 million, or 17%, from 2004. Other expense increased $6.0 million, or 15%, in 2004 from 2003.

COMPARISON SUMMARY-OTHER EXPENSE

                                                                  2005 Change                2004 Change
(Dollars in thousands)                                   2005      From 2004       2004       From 2003       2003
--------------------------------------------------   ----------   -----------   ----------   -----------   ----------
Salaries and employee benefits                       $   25,285   $     2,686   $   22,599   $     2,807   $   19,792
Occupancy                                                 9,910           687        9,223         1,116        8,107
FDIC and other insurance                                    486            66          420            80          340
Other real estate                                           971           729          242            27          215
Provision for unfunded loan
  commitments                                               937           823          114             0          114
General and administrative                               14,284         2,356       11,928         1,934        9,994
                                                     ----------   -----------   ----------   -----------   ----------
  Total other expense                                $   51,873   $     7,347   $   44,526   $     5,964   $   38,562
                                                     ==========   ===========   ==========   ===========   ==========

Salaries and employee benefits increased $2.7 million, or 12%, in 2005 and $2.8 million, or 14% in 2004 primarily as a result of the cost of employees hired to staff the offices opened in the Texas and Kansas markets, as well as normal increases in salaries and benefits of existing staff.

Occupancy expense increased $687,000, or 7%, in 2005 and $1.1 million, or 14%, in 2004 due to the expenses related to opening the new offices in Texas and Kansas, and the furniture and equipment costs related to those offices. Data processing costs related to guaranteed student loans, which are included in occupancy expense, increased $678,000, in 2004 but only $84,000 in 2005.

The increases in other real estate expenses occurred as Southwest continued operations of certain acquired properties and prepared other properties to be sold.

General and administrative expense increased $2.4 million, or 20%, in 2005 and $1.9 million, or 19%, in 2004. The primary factor for the 2005 increase was the required write-off of $970,000 in unamortized issuance costs related to the SBI Capital trust preferred securities that were redeemed in June 2005. Legal fees increased $650,000, or 55%, and marketing costs increased $234,000, or 37%, in 2005 compared to 2004. The increase in legal fees was primarily related to work involving nonperforming loans. Fees paid to SLMA for the origination of government guaranteed student loans increased $166,000 in 2005 and $361,000 in 2004.

OPERATING SEGMENTS

                                          FOR THE YEARS ENDED DECEMBER 31,
CONTRIBUTION OF OPERATING SEGMENTS   ----------------------------------------
(Dollars in thousands)                   2005           2004           2003
----------------------------------   -----------    -----------    -----------
Oklahoma banking                     $     8,819    $     8,114    $    10,691
Other states banking                       2,393          2,610          1,816
Secondary market                           9,428         10,420          5,560
Other operations                             374         (2,515)        (3,175)
                                     -----------    -----------    -----------
   Consolidated net income           $    21,014    $    18,629    $    14,892
                                     ===========    ===========    ===========

Oklahoma banking                     $   836,850    $   881,682    $   865,688
Other states banking                     518,708        388,002        228,620
Secondary market                         380,346        353,812        214,377
Other operations                             (24)           379            151
                                     -----------    -----------    -----------
   Consolidated total loans          $ 1,735,880    $ 1,623,875    $ 1,308,836
                                     ===========    ===========    ===========

Oklahoma banking                     $   843,584    $   889,768    $   878,627
Other states banking                     516,212        386,379        230,977
Secondary market                         397,940        368,557        220,346
Other operations                         341,903        269,083        250,775
                                     -----------    -----------    -----------
   Consolidated total assets         $ 2,099,639    $ 1,913,787    $ 1,580,725
                                     ===========    ===========    ===========

Southwest has three reportable operating segments: Oklahoma Banking operations; Other States Banking operations; and loans originated for sale in the secondary market ("Secondary Market"). These business units were identified through the products and services that are offered within each unit and the geographic area they serve.

The contribution of the Oklahoma Banking segment increased $705,000, or 9%, in 2005, primarily as a result of increased net interest margin and increased noninterest income after decreasing $2.6 million, or 24%, in 2004, primarily as a result of greater loan loss provision and increased operating expenses.

The contribution of the Other States Banking segment decreased by $217,000, or 8%, in 2005, primarily as a result of increased noninterest expense after increasing by $794,000, or 44%, in 2004, as a result of increased net interest margin due to earning asset growth, offset in part by increased provision for loan losses related to loan growth and increased other expenses due in part to expansion. Southwest's Texas and Kansas offices were responsible for the 2005 growth in portfolio loans. At December 31, 2005, Southwest's five Texas and two Kansas offices accounted for $518.7 million in loans, or 38% of total portfolio loans.

The Secondary Market segment contributed $9.4 million to net income in 2005, a reduction of $992,000, or 10%, from 2004. The reduction occurred primarily in net interest margin which decreased $1.8 million due primarily to the lower rates on guaranteed student loans. This reduction, and a $297,000 increase in other operating expense, was partially offset by a $1.1 million increase in noninterest income. The Secondary Market segment contributed $10.4 million to net income in 2004, up $4.9 million, or 87%, from 2003, primarily as a result of growth in guaranteed student lending, offset in part by a decrease in yield on private student loans and lower mortgage banking revenues.

The segment disclosures above and in Note 16 to the Consolidated Financial Statements show that, although the Oklahoma Banking and Secondary Market segments provide the majority of consolidated net interest income and net income, the newer, Other States Banking segment, consisting of the Texas and Kansas operations, contributed an increasing percentage of consolidated net interest income and net income in 2003 and 2004, and by year-end 2005 accounted for approximately $516.2 million, or 25%, of total assets.

The segment disclosures are based upon a number of assumptions and allocations of expense. Southwest allocates resources and evaluates performance of its segments after allocation of funds, indirect expenses, taxes, and capital costs. The funds management unit is included in the Other Operations segment. The cost of funds borrowed from the funds management unit by the operating segments is transfer priced at Southwest's incremental borrowing rates.

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

Please also see "Note 16. Operating Segments" to the Consolidated Financial Statements on page 51 of this report, and "Business-Organization" on page 58 of this report.

TAXES ON INCOME

Southwest's income tax expense for fiscal years 2005, 2004, and 2003 was $13.8 million, $10.5 million, and $8.1 million, respectively. Southwest's effective tax rates have been lower than statutory federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans and the organization in July 2001 of a real estate investment trust, as well as tax credits generated by certain lending and investment activities.

FINANCIAL CONDITION

Southwest's total assets increased by $185.9 million, or 10%, from $1.91 billion at December 31, 2004 to $2.10 billion at December 31, 2005 after increasing by $332.2 million, or 21%, between December 31, 2004 and 2003. The growth in assets in 2005 was primarily attributable to the $112.0 million, or 7%, increase in total loans.

Southwest's investment securities increased by $48.0 million, or 22%, to $268.1 million at December 31, 2005 from $220.1 million at December 31, 2004. The increases in 2005 came from U.S. government and federal agency securities, which increased $49.2 million, or 28%, and mortgage-backed securities, which increased $4.6 million, or 26%. Southwest's investments in Federal Reserve Bank and Federal Home Loan Bank ("FHLB") stock decreased after the sale of $4.6 million in FHLB stock during the fourth quarter. Tax-exempt municipal securities also decreased from $5.5 million at December 31, 2004 to $3.5 million at December 31, 2005.

Southwest's investment securities increased by $15.8 million, or 8%, to $220.1 million at December 31, 2004 from $204.3 million at December 31, 2003. The increases in 2004 came primarily from U.S. government and federal agency securities, which increased $24.6 million, or 16%. Southwest's investments in Federal Reserve Bank and Federal Home Loan Bank stock also increased. Decreases occurred during the same period in Southwest's investment in mortgage-backed securities, which decreased $2.1 million, or 11%, and tax-exempt municipal securities, which decreased $9.5 million, or 63%.

                                                                     At December 31,
                                                       ------------------------------------
(Dollars in thousands)                                    2005         2004         2003
----------------------------------------------------   ----------   ----------   ----------
U.S. Government and agency obligations                 $  227,111   $  177,953   $  153,344
Obligations of states and political subdivisions            3,457        5,477       14,997
Mortgage-backed securities                                 22,186       17,565       19,681
Other securities                                           15,339       19,056       16,244
                                                       ----------   ----------   ----------
       Total investment securities                     $  268,093   $  220,051   $  204,266
                                                       ==========   ==========   ==========

Available for sale (fair value)                        $  256,751   $  204,092   $  177,074
Held to maturity (amortized cost)                           1,538        2,495       15,916
Federal Reserve Bank and Federal Home
   Loan Bank Stock                                          9,804       13,464       11,276
                                                       ----------   ----------   ----------
      Total investment securities                      $  268,093   $  220,051   $  204,266
                                                       ==========   ==========   ==========

Southwest does not have any material amounts of investment securities or other interest-earning assets, other than loans, that would have been classified as nonperforming if such assets were loans, or which were recognized by management as potential problem assets based upon known information about possible credit problems of the borrower or issuer.

The following table shows the maturities, carrying value (amortized cost for investment securities being held to maturity or estimated fair value for investment securities available for sale), estimated fair market values, and average yields for Southwest's investment portfolio at December 31, 2005. Yields are not presented on a tax-equivalent basis. Maturities of mortgage-backed securities are based on expected maturities. Expected maturities differ from contractual maturities because borrowers on the underlying mortgages may have the right to call or prepay obligations with or without prepayment penalties. The securities of no single issuer (other than the United States or its agencies), or in the case of securities issued by state and political subdivisions, no source or group of sources of repayment, accounted for more than 10% of shareholders' equity of Southwest at December 31, 2005.

                                  One Year        Two through     Five through          More than           Total Investment
                                  or Less          Five Years       Ten Years           Ten Years              Securities
                            ----------------  ----------------  ----------------   ----------------  ---------------------------
(Dollars in thousands)         Cost    Yield     Cost    Yield     Cost    Yield      Cost    Yield     Cost      Market   Yield
--------------------------  ---------  -----  ---------  -----  ---------  -----   ---------  -----  ---------  ---------  -----
Held to Maturity:
U.S. government and
 agency obligations         $   1,008   2.51% $       -      -% $       -      -%  $       -      -% $   1,008  $   1,001   2.51%
Obligations of states and
 political subdivisions           530   2.50          -      -          -      -           -      -        530        529   2.50
                            ---------         ---------         ---------          ---------         ---------  ---------
  Total                         1,538   2.51          -      -          -      -           -      -      1,538      1,530   2.51
                            ---------         ---------         ---------          ---------         ---------  ---------

Available for Sale:
U.S. government and
 agency obligations                 -      -    231,285   3.79          -      -           -      -    231,285    226,103   3.79
Obligations of states and
 political subdivisions         1,170   5.38      1,780   3.16          -      -           -      -      2,950      2,927   4.04
Mortgage-backed securities         24   8.57     22,426   3.81          -      -           -      -     22,450     22,186   3.81
Other securities                    -      -      3,489      -          -      -       2,006   5.19      5,495      5,535   1.89
                            ---------         ---------         ---------          ---------         ---------  ---------
  Total                         1,194   5.44    258,980   3.73          -      -       2,006   5.19    262,180    256,751   3.76
                            ---------         ---------         ---------          ---------         ---------  ---------
  Total                     $   2,732         $ 258,980         $       -          $   2,006         $ 263,718  $ 258,281
                            =========         =========         =========          =========         =========  =========

Total loans were $1.74 billion at December 31, 2005, an increase of $112.0 million, or 7%, compared to December 31, 2004. All categories of loans increased, except commercial. The allowance for loan losses increased by $4.8 million, or 25%, from December 31, 2004 to December 31, 2005. At December 31, 2005, the allowance for loan losses was $23.8 million, or 1.37% of total loans, compared to $19.0 million, or 1.17% of total loans, at December 31, 2004.

Total loans were $1.62 billion at December 31, 2004, an increase of $315.0 million, or 24%, compared to December 31, 2003. All categories of loans increased, except other consumer loans. The allowance for loan losses increased by $4.0 million, or 27%, from December 31, 2003 to December 31, 2004. At December 31, 2004, the allowance for loan losses was $19.0 million, or 1.17% of total loans, compared to 15.0 million, or 1.15% of total loans, at December 31, 2003. (See "Provision for Loan Losses" on page 8.)

This table presents the trends in the composition of the loan portfolio over the previous five years.

                                                             At December 31,
                                  --------------------------------------------------------------------
(Dollars in thousands)                2005          2004          2003          2002          2001
--------------------------------  ------------  ------------  ------------  ------------  ------------
Real estate mortgage -
  Commercial                      $    563,074  $    523,358  $    402,596  $    374,999  $    301,578
  One to four family residential        93,478        87,858        83,250       102,423       106,206
Real estate construction               299,344       248,278       230,292       130,001        91,897
Commercial                             374,101       390,272       355,965       348,879       312,577
Installment and consumer -
  Guaranteed student loans             377,110       348,970       211,546       119,064        91,841
  Other                                 28,773        25,139        25,187        25,746        26,947
                                  ------------  ------------  ------------  ------------  ------------
                                     1,735,880     1,623,875     1,308,836     1,101,112       931,046
Less:  Allowance for loan loss         (23,812)      (18,991)      (15,009)      (11,163)      (10,977)
                                  ------------  ------------  ------------  ------------  ------------
  Total                           $  1,712,068  $  1,604,884  $  1,293,827  $  1,089,949  $    920,069
                                  ============  ============  ============  ============  ============

Southwest has a continuing strategic focus on providing loans and other services to healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate borrowers. At December 31, 2005, loans to individuals and businesses in the healthcare industry totaled $428.2 million, or 25% of total loans.

CAPITAL RESOURCES

At December 31, 2005, total shareholders' equity was $170.4 million compared to $126.0 million at December 31, 2004. Southwest's common stock offering during the second quarter of 2005 contributed $39.5 million in net proceeds to shareholders' equity. Earnings, net of common dividends, contributed $17.0 million to shareholders' equity. Sales of common stock through the dividend reinvestment plan, the employee stock purchase plan, and the employee stock option plan contributed an additional $2.7 million to shareholders' equity in 2005, including tax benefits realized by Southwest relating to option exercises. Under accounting principles generally accepted in the United States, these tax benefits increase shareholders' equity, but do not affect net income. Net unrealized holding losses on investment securities available for sale (net of tax) increased to a loss of $3.3 million at December 31, 2005 compared to a loss of $797,000 at December 31, 2004. Repurchases of 690,696 shares were made during the second and third quarters of 2005 under a selling shareholder agreement. During 2005 and 2004, repurchased shares were used to satisfy the requirements of the employee stock option plan, the employee stock purchase plan, and the dividend reinvestment plan. Repurchases of approximately 700,000 shares may be made under the repurchase plan adopted in January 2006. Repurchases may be made from time to time based on market conditions, projected capital needs, and other factors.

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

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board. The guidelines are commonly known as Risk-Based Capital Guidelines. On December 31, 2005, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 14.21%, a Tier 1 risk-based capital ratio of 12.95%, and a leverage ratio of 10.24%. As of December 31, 2005, Stillwater National and SNB Wichita also met the criteria for classification as a "well-capitalized" institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, or SNB Wichita by Federal bank or thrift regulators.

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

The following table indicates the amount of Southwest's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2005:

(Dollars in thousands)                             Amount
--------------------------------                 ----------
Three months or less(1)                          $  221,466
Over three through six months(1)                    134,115
Over six through 12 months(1)                       191,061
Over 12 months                                       62,347
                                                 ----------
        Total                                    $  608,989
                                                 ==========

(1) The amount of certificates of deposit that mature within 12 months is $546.6 million. The Company does not have any liquidity concerns as a result of the volume of these maturities.

                                                               Percentage of Total Average Assets
                                                               ----------------------------------
Sources and uses of funds                                         2005        2004         2003
------------------------------------------------------------   ---------   ---------    ---------
Sources of Funds:
    Deposits:
        Noninterest-bearing demand                                  9.90%       9.63%        9.20%
        Interest-bearing demand and money market accounts          21.72       25.61        25.95
        Time and savings deposits                                  47.32       39.65        41.61
    Other borrowings                                               10.07       13.93        13.26
    Subordinated debentures                                         2.83        3.99         2.78
    Other liabilities                                               0.82        0.68         0.45
    Equity capital                                                  7.34        6.51         6.75
                                                               ---------   ---------    ---------
             Total                                                100.00%     100.00%      100.00%
                                                               =========   =========    =========
Uses of Funds:
    Loans                                                          83.56%      84.42%       83.96%
    Investment securities                                          11.81       11.88        12.65
    Other interest-earning assets                                   0.18        0.06         0.07
    Noninterest-earning assets                                      4.45        3.64         3.32
                                                               ---------   ---------    ---------
             Total                                                100.00%     100.00%      100.00%
                                                               =========   =========    =========

Sources and uses of cash are presented in the Consolidated Statements of Cash Flows. Total cash increased by $26.2 million, or 109%, to $50.3 million in 2005 from $24.1 million at year-end 2004, as a result of a $113.1 million increase in cash provided from operating activities (primarily from the increase in proceeds from sales of guaranteed student loans); a $71.5 million reduction in cash used in investing activities (primarily from reductions in net loan originations and purchases of available for sale securities); and a $148.5 million decrease in cash provided from financing activities (primarily from a $138.2 million reduction in the net increase in deposits).

Total cash decreased by $9.9 million, or 29%, to $24.1 million in 2004 from $34.0 million at year-end 2003, as a result of a $15.9 million increase in cash used in operating activities (primarily from the increase in originations of guaranteed student loans, net of sales proceeds); a $90.6 million increase in cash used in investing activities (primarily from an increase in loans originated); and a $97.5 million increase in cash provided by financing activities (primarily from a $113.6 million increase in the net increase in deposits).

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

The following table shows Southwest's interest rate sensitivity gaps for selected maturity periods at December 31, 2005:

                                        0 to 3        4 to 12      Over 1 to       Over
(Dollars in thousands)                  Months        Months        5 Years       5 Years        Total
-----------------------------------  ------------  ------------  ------------  ------------  ------------
RATE-SENSITIVE ASSETS:
Total loans                          $  1,308,327  $    261,197  $    108,690  $     57,666  $  1,735,880
Investment securities                      14,283         1,795       232,276        19,739       268,093
Due from banks                              2,605             -             -             -         2,605
                                     ------------  ------------  ------------  ------------  ------------
    Total                               1,325,215       262,992       340,966        77,405     2,006,578

RATE-SENSITIVE LIABILITIES:
Money market deposit accounts             402,709             -             -             -       402,709
Time deposits                             344,967       498,574       128,912           103       972,556
Savings accounts                            8,765             -             -             -         8,765
Interest-bearing demand                    49,235             -             -             -        49,235
Other borrowings                           68,008        80,000        25,000        31,500       204,508
Subordinated debentures                         -             -             -        46,393        46,393
                                     ------------  ------------  ------------  ------------  ------------
    Total                                 873,684       578,574       153,912        77,996     1,684,166
                                     ------------  ------------  ------------  ------------  ------------

Interest sensitivity gap             $    451,531  $   (315,582) $    187,054  $       (591) $    322,412
                                     ============  ============  ============  ============  ============

Cumulative interest sensitivity gap  $    451,531  $    135,949  $    323,003  $    322,412  $    322,412
                                     ============  ============  ============  ============  ============
Percentage of rate-sensitive assets
    to rate-sensitive liabilities          151.68%        45.46%       221.53%        99.24%       119.14%
                                     ============  ============  ============  ============  ============
Percentage of cumulative gap to
    total assets                            21.51%         6.47%        15.38%        15.36%        15.36%
                                     ============  ============  ============  ============  ============

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

At December 31, 2005, the model projected net income would decrease by 8.68% if interest rates immediately fell by 100 basis points. It projected an increase in net income of 8.64% if interest rates immediately rose by 100 basis points. The model projected net income would decrease by 5.36% if interest rates gradually fell by 100 basis points over a one-year time horizon. It projected an increase in net income of 6.49% if interest rates gradually rose by 100 basis points over a one-year time horizon.

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

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, Southwest makes use of a number of different financial instruments to help meet the financial needs of its customers. In accordance with accounting principles generally accepted in the United States, the full notional amounts of these transactions are not recorded in the accompanying consolidated financial statements and are referred to as off-balance sheet instruments. These transactions and activities include commitments to extend lines of commercial and real estate mortgage credit, and standby and commercial letters of credit and are discussed further in Note 13 to the Consolidated Financial Statements on page 50 of this report.

Off-balance sheet arrangements also include the Trust Preferred Securities, which have been de-consolidated in this report as required by Financial Accounting Standards Board Interpretation 46R, "Consolidation of Variable Interest Entities." Further information regarding the Trust Preferred Securities can be found in Note 6 to the Consolidated Financial Statements on page 43 of this report.

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

CONTRACTUAL OBLIGATIONS

Southwest has various contractual obligations that require future cash payment. The following table presents, as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date.

                                                                           Payments due by period
                                                -----------------------------------------------------------------------------
                                                   Less than         1-3             3-5            Over
(Dollars in thousands)                               1 Year         Years           Years          5 Years         Total
---------------------------------------------   -------------   -------------   -------------   -------------   -------------
Deposits without stated maturity:(1)
    Noninterest bearing                         $     224,555   $           -   $           -   $           -   $     224,555
    Interest bearing                                  460,709               -               -               -         460,709
Time deposits(2)                                      856,909         105,020          35,033             132         997,094
Other borrowings(2)                                   152,769          14,263          17,920          32,457         217,409
Subordinated debentures(2)                              3,375           6,751           6,751         126,164         143,041
Operating leases                                        1,841           3,048           2,130             669           7,688
                                                -------------   -------------   -------------   -------------   -------------
    Total                                       $   1,700,158   $     129,082   $      61,834   $     159,422   $   2,050,496
                                                =============   =============   =============   =============   =============

(1)  Excludes interest.
(2) Includes interest. Interest on variable rate obligations is shown at rates in effect at December 31, 2005. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

At December 31, 2005, Southwest's purchase obligations not reflected on the Consolidated Statements of Condition, and its other long-term liabilities (consisting primarily of benefits under deferred compensation arrangements) are not considered material.

For additional information regarding contractual obligations, please also see "Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk" on page 18, "Off-Balance Sheet Arrangements" on page 20, and "Note
5. Other Borrowed Funds" on page 42, "Note 6. Subordinated Debentures" on page 43, "Note 11. Operating Leases" on page 49, "Note 13. Financial Instruments with Off-Balance Sheet Risk" on page 50, and "Note 14. Commitments and Contingencies" on page 50, to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Southwest's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information that is subject to change. Certain policies inherently rely more on the use of estimates, assumptions, and judgments, and as such have a greater possibility of producing results that could be materially different than originally reported. Management is required to use estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation allowance to be established, or when an asset or liability must be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when readily available.

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

Management believes that the allowance is adequate. However, its determination requires significant judgment, and estimates of probable losses inherent in the loan portfolio can vary significantly from the amounts that actually occur. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by Southwest, periodically review the loan portfolio and the allowance. These reviews may result in additional provisions based on the agencies judgments based upon information available at the time of each examination. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in the provision for loan losses, nonperforming assets, and charge-offs.

Southwest's systematic methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances, and an unallocated allowance, as described in "Provision for Loan Losses" on page 8 and in Note 1 to the Consolidated Financial Statements on page 31. The formula and specific allowances comprised 91.29% of the total allowance at December 31, 2005. At that date, a 10% decrease or increase in all categories of risk rated assets for which specific allowances had not been recorded would have resulted in a corresponding decrease or increase of approximately $962,000 in the recommended allowance, assuming no change in other elements considered in the methodology.

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

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by SEC rules, Southwest's management evaluated the effectiveness of Southwest's disclosure controls and procedures as of December 31, 2005. Southwest's Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest's Chief Executive Officer and Chief Financial Officer concluded that Southwest's disclosure controls and procedures were effective as of December 31, 2005.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Southwest's management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by SEC rules, Southwest's management evaluated the effectiveness of Southwest's internal control over financial reporting as defined in SEC Rule 13a-15 as of December 31, 2005. Southwest's Chief Executive Officer and Chief Financial Officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Southwest's Chief Executive Officer and Chief Financial Officer concluded that Southwest's internal control over financial reporting was effective as of December 31, 2005.

The report by Southwest's independent registered public accounting firm, Ernst & Young LLP, on management's assessment of internal control over financial reporting is included on page 25.

FOURTH QUARTER 2005 CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, Southwest's internal control over financial reporting.

REPORTS OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of Southwest Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Southwest Bancorp, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Bancorp, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Southwest Bancorp, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.


Ernst & Young LLP
Tulsa, Oklahoma
March 10, 2006

REPORT ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Southwest Bancorp, Inc.

We have audited management's assessment, included in the accompanying report on Internal Control over Financial Reporting, that Southwest Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Southwest Bancorp, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Southwest Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Southwest Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Southwest Bancorp, Inc. and our report dated March 10, 2006 expressed an unqualified opinion thereon.


Ernst & Young LLP
Tulsa, Oklahoma
March 10, 2006

                             SOUTHWEST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                          AT DECEMBER 31,
                                                                                   ----------------------------
(Dollars in thousands, except per share data)                                          2005            2004
------------------------------------------------------------------------------     ------------    ------------
ASSETS
Cash and cash equivalents                                                          $     50,277    $     24,097
Investment securities:
    Held to maturity, fair value $1,530 (2005) and $2,509 (2004)                          1,538           2,495
    Available for sale, amortized cost $262,180 (2005) and $205,393 (2004)              256,751         204,092
    Federal Reserve Bank and Federal Home Loan Bank Stock, at cost                        9,804          13,464
Loans held for sale                                                                     383,447         354,557
Loans receivable, net of allowance for loan losses
    of $23,812 (2005) and $18,991 (2004)                                              1,328,621       1,250,327
Accrued interest receivable                                                              14,382          15,091
Premises and equipment, net                                                              20,584          19,860
Other assets                                                                             34,235          29,804
                                                                                   ------------    ------------
               Total assets                                                        $  2,099,639    $  1,913,787
                                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest-bearing demand                                                     $    224,555    $    183,738
    Interest-bearing demand                                                              49,235          57,359
    Money market accounts                                                               402,709         379,818
    Savings accounts                                                                      8,765           8,108
    Time deposits of $100,000 or more                                                   608,989         609,670
    Other time deposits                                                                 363,567         261,365
                                                                                   ------------    ------------
        Total deposits                                                                1,657,820       1,500,058
Accrued interest payable                                                                  8,953           4,911
Income tax payable                                                                          288           2,266
Other liabilities                                                                        11,233           8,323
Other borrowings                                                                        204,508         200,065
Subordinated debentures                                                                  46,393          72,180
                                                                                   ------------    ------------
           Total liabilities                                                          1,929,195       1,787,803

SHAREHOLDERS' EQUITY:
    Common stock - $1 par value; 20,000,000 shares authorized;
        14,658,042 (2005) and 12,243,042 (2004) shares issued and outstanding            14,658          12,243
    Paid in capital                                                                      45,672           7,993
    Retained earnings                                                                   124,882         107,905
    Accumulated other comprehensive gain (loss)                                          (3,325)           (797)
    Treasury stock, at cost;  636,125 (2005) and 138,189 (2004)                         (11,443)         (1,360)
                                                                                   ------------    ------------
               Total shareholders' equity                                               170,444         125,984
                                                                                   ------------    ------------
               Total liabilities & shareholders' equity                            $  2,099,639    $  1,913,787
                                                                                   ============    ============

The accompanying notes are an integral part of this statement.

                             SOUTHWEST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
(Dollars in thousands, except per share data)            2005           2004           2003
---------------------------------------------------  ------------   ------------   ------------
INTEREST INCOME:
Interest and fees on loans                           $    128,011   $     96,832   $     76,115
Investment securities:
     U.S. Government and agency obligations                 7,643          6,136          5,485
     Mortgage-backed securities                               625            659          1,036
     State and political subdivisions                         171            407            856
     Other securities                                         772            679            577
Federal funds sold                                            122             10             10
                                                     ------------   ------------   ------------
     Total interest income                                137,344        104,723         84,079

INTEREST EXPENSE:
Interest-bearing demand                                       267            291            355
Money market accounts                                      10,727          6,118          5,237
Savings accounts                                               21             19             17
Time deposits of $100,000 or more                          19,977          9,762          8,520
Other time deposits                                         9,790          5,588          6,516
Other borrowings                                            7,343          5,979          4,887
Subordinated debentures                                     4,113          4,489          3,079
                                                     ------------   ------------   ------------
     Total interest expense                                52,238         32,246         28,611
                                                     ------------   ------------   ------------
Net interest income                                        85,106         72,477         55,468

Provision for loan losses                                  15,785         12,868          8,408

OTHER INCOME:
Service charges and fees                                   10,945          9,898          9,293
Other noninterest income                                    1,546          1,002          1,068
Gain on sales of loans                                      4,915          3,247          4,111
Gain (loss) on sales of investment securities                   -            (62)            28
                                                     ------------   ------------   ------------
     Total other income                                    17,406         14,085         14,500

OTHER EXPENSE:
Salaries and employee benefits                             25,285         22,599         19,792
Occupancy                                                   9,910          9,223          8,107
FDIC and other insurance                                      486            420            340
Other real estate                                             971            242            215
General and administrative                                 15,221         12,042         10,108
                                                     ------------   ------------   ------------
     Total other expense                                   51,873         44,526         38,562
                                                     ------------   ------------   ------------
Income before taxes                                        34,854         29,168         22,998
Taxes on income                                            13,840         10,539          8,106
                                                     ------------   ------------   ------------
Net income                                           $     21,014   $     18,629   $     14,892
                                                     ============   ============   ============

Basic earnings per common share (1)                  $       1.60   $       1.54   $       1.26
Diluted earnings per common share (1)                        1.55           1.48           1.22
Cash dividends declared per share (1)                        0.30           0.28           0.25

The accompanying notes are an integral part of this statement.

(1) All share and per share information has been restated to reflect the two-for-one stock split effected in the form of a stock dividend paid August 29, 2003.

                             SOUTHWEST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
(Dollars in thousands)                                   2005           2004           2003
------------------------------------------------     ------------   ------------   ------------
Net income                                           $     21,014   $     18,629   $     14,892

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gain (loss) on available for
  sale securities                                          (4,128)        (1,967)        (2,703)
Reclassification adjustment for (gains) losses
  arising during the period                          $          -             62            (28)
                                                     ------------   ------------   ------------
Other comprehensive income (loss), before tax              (4,128)        (1,905)        (2,731)
Tax (expense) benefit related to items
  of other comprehensive income (loss)                      1,600            748            890
                                                     ------------   ------------   ------------
Other comprehensive income (loss), net of tax              (2,528)        (1,157)        (1,841)
                                                     ------------   ------------   ------------
Comprehensive income                                 $     18,486   $     17,472   $     13,051
                                                     ============   ============   ============

The accompanying notes are an integral part of this statement.

                             SOUTHWEST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                        Accumulated                Total
                                                Common Stock                               Other                   Share-
(Dollars in thousands, except             ---------------------  Paid in    Retained   Comprehensive   Treasury   holders'
     per share data)(1)                      Shares     Amount   Capital    Earnings   Income (Loss)    Stock      Equity
--------------------------------------    -----------  --------  --------   --------   -------------   --------   --------
BALANCE, JANUARY 1, 2003                   12,243,042  $ 12,243  $  6,196   $ 80,724   $       2,201   $ (4,992)  $ 96,372
                                          -----------  --------  --------   --------   -------------   --------   --------
Cash dividends:
     Common, $0.25 per share, and
        other dividends                             -         -         -     (2,959)              -          -     (2,959)
Common stock issued:
     Employee Stock Option Plan                     -         -      (424)         -               -      2,603      2,179
     Employee Stock Purchase Plan                   -         -        31          -               -         28         59
     Dividend Reinvestment Plan                     -         -        41          -               -         39         80
Tax benefit related to exercise
     of stock options                               -         -     1,153          -               -          -      1,153
Other comprehensive income
     (loss), net of tax                             -         -         -          -          (1,841)         -     (1,841)
Treasury shares purchased                           -         -         -          -               -          -          -
Net income                                          -         -         -     14,892               -          -     14,892
                                          -----------  --------  --------   --------   -------------   --------   --------
BALANCE, DECEMBER 31, 2003                 12,243,042    12,243     6,997     92,657             360     (2,322)   109,935
                                          -----------  --------  --------   --------   -------------   --------   --------
Cash dividends:
     Common, $0.28 per share, and
        other dividends                             -         -         -     (3,381)              -          -     (3,381)
Common stock issued:
     Employee Stock Option Plan                     -         -       380          -               -        901      1,281
     Employee Stock Purchase Plan                   -         -        40          -               -         25         65
     Dividend Reinvestment Plan                     -         -        57          -               -         36         93
Tax benefit related to exercise
     of stock options                               -         -       519          -               -          -        519
Other comprehensive income
     (loss), net of tax                             -         -         -          -          (1,157)         -     (1,157)
Treasury shares purchased                           -         -         -          -               -          -          -
Net income                                          -         -         -     18,629               -          -     18,629
                                          -----------  --------  --------   --------   -------------   --------   --------
BALANCE, DECEMBER 31, 2004                 12,243,042    12,243     7,993    107,905            (797)    (1,360)   125,984
                                          -----------  --------  --------   --------   -------------   --------   --------
Cash dividends:
     Common, $0.30 per share, and
        other dividends                             -         -         -     (4,037)              -          -     (4,037)
Common stock issued:
     Employee Stock Option Plan                     -         -      (422)         -               -      2,157      1,735
     Employee Stock Purchase Plan                   -         -        36          -               -         34         70
     Dividend Reinvestment Plan                     -         -        49          -               -         43         92
     Restricted Stock                               -         -        97          -               -         99        196
     Public Offering                        2,415,000     2,415    37,085          -               -          -     39,500
Tax benefit related to exercise
     of stock options                               -         -       834          -               -          -        834
Other comprehensive income
     (loss), net of tax                             -         -         -          -          (2,528)         -     (2,528)
Treasury shares purchased                           -         -         -          -               -    (12,416)   (12,416)
Net income                                          -         -         -     21,014               -          -     21,014
                                          -----------  --------  --------   --------   -------------   --------   --------
BALANCE, DECEMBER 31, 2005                 14,658,042  $ 14,658  $ 45,672   $124,882   $      (3,325)  $(11,443)  $170,444
                                          ===========  ========  ========   ========   =============   ========   ========

The accompanying notes are an integral part of this statement.

(1) All share and per share information has been restated to reflect the two-for-one stock split effected in the form of a stock dividend paid August 29, 2003.

                             SOUTHWEST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------------
(Dollars in thousands)                                                  2005            2004           2003
-----------------------------------------------------------------   ------------    ------------    ------------
OPERATING ACTIVITIES:
Net income                                                          $     21,014    $     18,629    $     14,892
Adjustments to reconcile net income to net
  cash (used in) provided from operating activities:
    Provision for loan losses                                             15,785          12,868           8,408
    Deferred taxes                                                        (1,252)           (626)         (1,592)
    Depreciation and amortization expense                                  2,610           2,607           2,745
    Amortization of premiums and accretion of
     discounts on securities, net                                            135             164             227
    Amortization of intangibles                                              379             327             398
    Tax benefit from exercise of stock options                               834             519           1,153
    (Gain) Loss on sales/calls of securities                                   -              62             (28)
    (Gain) Loss on sales of loans                                         (4,915)         (3,247)         (4,111)
    (Gain) Loss on sales of premises/equipment                                20             (11)            (53)
    (Gain) Loss on other real estate owned, net                               27              63             108
    Proceeds from sales of residential mortgage loans                     89,238          87,512         177,396
    Residential mortgage loans originated for sale                       (87,808)        (86,838)       (169,694)
    Proceeds from sales of guaranteed student loans                      778,196         537,246         278,119
    Guaranteed student loans originated for sale                        (817,477)       (672,900)       (396,920)
Changes in assets and liabilities:
  Accrued interest receivable                                                709          (3,770)         (2,038)
  Other assets                                                               233          (7,167)         (7,006)
  Income taxes payable                                                    (1,978)           (584)          2,850
  Accrued interest payable                                                 4,042           1,536          (1,123)
  Other liabilities                                                        2,706           2,974           1,554
                                                                    ------------    ------------    ------------
    Net cash (used in) provided from operating activities                  2,498        (110,636)        (94,715)
                                                                    ------------    ------------    ------------
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities                           -          11,040           6,951
Proceeds from principal repayments, calls and maturities:
  Held to maturity securities                                              1,995          13,400          15,210
  Available for sale securities                                            9,009          77,679          86,332
Proceeds from redemptions of Federal Home Loan Bank stock                  4,629               -               -
Purchases of Federal Home Loan Bank stock and Federal Reserve
  Bank stock                                                                (969)         (2,188)         (2,217)
Purchases of held to maturity securities                                    (528)              -               -
Purchases of available for sale securities                               (66,439)       (117,848)       (124,783)
Loans originated and principal repayments, net                           (87,456)       (189,733)        (99,996)
Purchases of premises and equipment                                       (3,424)         (2,864)         (3,523)
Proceeds from sales of premises and equipment                                 90             226           1,215
Proceeds from sales of other real estate owned                             5,013             734           1,860
                                                                    ------------    ------------    ------------
    Net cash (used in) provided from investing activities               (138,080)       (209,554)       (118,951)
                                                                    ------------    ------------    ------------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                      157,762         295,933         182,368
Net increase (decrease) in other borrowings                                4,443          16,215         (15,432)
Net proceeds from issuance of common stock                                41,593           1,439           2,318
Net proceeds from issuance of subordinated debentures                          -               -          46,393
Redemption of subordinated debentures                                    (25,787)              -               -
Purchases of treasury stock                                              (12,416)              -               -
Common stock dividends paid                                               (3,833)         (3,281)         (2,847)
                                                                    ------------    ------------    ------------
    Net cash (used in) provided from financing activities                161,762         310,306         212,800
                                                                    ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                      26,180          (9,884)           (866)
CASH AND CASH EQUIVALENTS,
Beginning of period                                                       24,097          33,981          34,847
                                                                    ------------    ------------    ------------
End of period                                                       $     50,277    $     24,097    $     33,981
                                                                    ============    ============    ============

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS - Southwest Bancorp, Inc. ("Southwest"), incorporated in 1981, is a financial holding company headquartered in Stillwater, Oklahoma engaged primarily in commercial and consumer banking services in the state of Oklahoma, the Dallas, Austin, and San Antonio, Texas and Wichita and Kansas City, Kansas areas and in student lending nationally. The accompanying consolidated financial statements include the accounts of Stillwater National Bank and Trust Company ("Stillwater National"), a national bank established in 1894, Business Consulting Group, Inc. ("BCG"), a business consulting company established in 2002, Healthcare Strategic Support, Inc. ("HSSI"), a healthcare consulting company established in 2003, SNB Bank of Wichita ("SNB Wichita"), a federal savings bank established in 2003, and consolidated subsidiaries of Stillwater National, including SNB Real Estate Holdings, Inc. Stillwater National, BCG, HSSI, and SNB Wichita are wholly owned, direct subsidiaries of Southwest. All significant intercompany balances and transactions have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from depository institutions, and federal funds sold. Interest-bearing balances held at depository institutions were $2.6 million at December 31, 2005 and $1.5 million at December 31, 2004. Federal funds sold are sold for one-to-four day periods.

INVESTMENT SECURITIES - Investments in debt and equity securities are identified as held to maturity and available for sale based on management considerations of asset/liability strategy, changes in interest rates and prepayment risk, the need to increase liquidity, and other factors. Southwest has the ability and intent to hold to maturity its investment securities classified as held to maturity. Southwest had no investments held for trading purposes for any period presented. Under certain circumstances (including the deterioration of the issuer's creditworthiness, a change in tax law, or statutory or regulatory requirements), Southwest may change the investment security classification. The classifications Southwest utilizes determine the related accounting treatment for each category of investments. Available for sale securities are accounted for at fair value with unrealized gains or losses, net of taxes, excluded from operations and reported as accumulated other comprehensive income or loss. Held to maturity securities are accounted for at amortized cost.

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

Southwest periodically reviews all individual securities for which the fair values are below the book values. If it is determined that Southwest does not have the ability and intent to hold these securities for a period of time sufficient for a forecasted market price recovery up to (or beyond) the cost of the investment, or to maturity when the full cost will be recovered, then an other than temporary loss will be recognized in the consolidated statements of operations. Southwest had no other-than-temporary losses for 2005, 2004, or 2003.

Federal Reserve Bank ("FRB") and Federal Home Loan Bank ("FHLB") stock are not readily marketable, therefore these investments are carried at cost.

LOANS - Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Loan origination fees and certain costs of originated loans are amortized as an adjustment to the yield over the term of the loan. Net unamortized deferred loan fees were $3.1 million and $2.3 million at December 31, 2005 and 2004, respectively. Southwest generally places loans, except for consumer loans, on nonaccrual when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. Interest accrual may also be discontinued earlier if, in management's opinion, collection is unlikely. Generally, consumer installment loans are not placed on nonaccrual, but are charged-off when they are five months past due. Accrued interest is written off when a loan is placed on nonaccrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. In general, accrued interest income on impaired loans is written off after the loan is 90 days past due; subsequent interest income is recorded when cash receipts are received from the borrower. Southwest identifies past due loans based on contractual terms on a loan by loan basis. Southwest originates real estate mortgage loans and guaranteed student loans for portfolio investment or sale in the secondary market. During the period of origination, real estate mortgage loans are designated as held either for investment purposes or sale. Mortgage loans held for sale are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan. Guaranteed student loans have typically been sold at the time the student graduates or withdraws from school, however, an increasing number of student loans are now being sold after 90 days of the time the loan is fully disbursed. Real estate mortgage loans held for sale are carried at the lower of cost or market, which is determined on an individual loan basis. Guaranteed student loans held for sale are carried at the lower of cost or market, which is determined on an aggregate basis. Gains or losses recognized upon the sale of loans are determined on a specific identification basis and are received on a contractual basis.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is established through a provision for loan losses charged to operations. Loan amounts which are determined to be uncollectible are charged against this allowance, and recoveries, if any, are added to the allowance. The appropriate amount of the allowance is based on continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio using a systematic methodology. Southwest's methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and an unallocated allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases. Loss factors generally are based on Southwest's historical loss experience in the various portfolio categories over the prior eighteen months or twelve months, but may be adjusted for categories where eighteen and twelve month loss experience is historically unusual. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses. Formula allowances also are established for loans that do not have specific allowances according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each credit grade. Specific allowances are established in cases where management has identified significant conditions or circumstances related to individual loans that management believes indicate the probability that losses may be incurred in an amount different from the amounts determined by application of the formula allowance. Specific allowances include amounts related to loans that are identified for evaluation of impairment. A loan is considered to be impaired when, based on current information and events, it is probable that Southwest will be unable to collect all amounts due according to the contractual terms of the loan agreement. The allowance for loan losses related to loans that are evaluated for impairment is based either on the discounted cash flows using the loan's initial effective interest rate or on the fair value of the collateral for certain collateral dependent loans. Smaller balance, homogeneous loans, including mortgage, student, and consumer, are collectively evaluated for impairment. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. All of Southwest's nonaccrual loans are considered to be impaired loans. The unallocated allowance is based upon management's evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. These factors may include general economic and business conditions affecting lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal credit examiners, and management's judgment with respect to various and other conditions including credit administration and management and the quality of risk identification systems. Management reviews these conditions quarterly.

RESERVE FOR UNFUNDED LOAN COMMITMENTS - At the beginning of 2005, Southwest established a reserve for unfunded loan commitments as a liability on Southwest's statement of financial condition. The reserve formerly was presented within the allowance for loan losses. All affected prior periods have been restated. The reserve is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.

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

OTHER REAL ESTATE OWNED - Other real estate owned is initially recorded at the lesser of the carrying value or fair value less the estimated costs to sell the asset. Write-downs of carrying value required at the time of foreclosure are recorded as a charge to the allowance for loan losses. Costs related to the development of such real estate are capitalized, and costs related to holding the property are expensed. Foreclosed property is subject to periodic revaluation based upon estimates of fair value. In determining the valuation of other real estate owned, management obtains independent appraisals for significant properties. Valuation adjustments are provided, as necessary, by charges to operations. Profits and losses from sales of foreclosed property by Southwest are recognized as incurred. At December 31, 2005 and 2004, the balances of other real estate owned were $7.1 million and $4.9 million, respectively.

INTANGIBLES - Intangibles consist of goodwill and loan servicing rights and are included in other assets in the consolidated statements of financial condition.

Goodwill is no longer amortized, but is reviewed for impairment at least annually. Southwest has determined that no impairment exists. At December 31, 2005 and 2004, the balance of goodwill was $194,000 and Southwest had recorded cumulative amortization of $1.4 million.

Loan servicing rights are capitalized based on estimated fair market value at the point of origination. The servicing rights are amortized on an individual loan by loan basis over the period of estimated net servicing income. Impairment of loan servicing rights is assessed based on the fair value of those rights. Southwest reviews the carrying value of loan servicing rights quarterly for impairment. Assets are considered impaired when the balances are not recoverable from estimated future cash flows. At December 31, 2005, the fair value of loan servicing rights was $1.5 million, which exceeded book value. The fair value of loan servicing rights is estimated by calculating the present value of net servicing revenue over the anticipated life of each loan.

At December 31, 2005 and 2004, the balances of loan servicing rights were $1.4 million and $1.3 million and Southwest had recorded cumulative amortization of $2.1 million and $1.7 million, respectively. The estimated amortization of loan servicing rights over the next five years is as follows:

                  2006              $ 310,395
                  2007                265,507
                  2008                221,975
                  2009                178,616
                  2010                137,433

DEPOSITS - The total amount of time deposits with a minimum denomination of $100,000 was approximately $609.0 million and $609.7 million at December 31, 2005 and 2004, respectively. The total amount of overdrawn deposit accounts that were reclassified as loans at December 31, 2005 and 2004 was $2.5 million and $1.3 million, respectively. Time deposit maturities are as follows: $843.5 million in 2006, $64.5 million in 2007, $34.0 million in 2008, $21.9 million in 2009, and $8.7 million thereafter.

LOAN SERVICING INCOME - Southwest earns fees for servicing real estate mortgages and other loans owned by others. These fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as income when earned.

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

EARNINGS PER COMMON SHARE - Basic earnings per common share is computed based upon net income divided by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed based upon net income divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. For the years ended December 31, 2005, 2004, and 2003, Southwest had 27,500, 2,500, and zero antidilutive options to purchase common shares, respectively. The following is a reconciliation of the common shares used in the calculations of basic and diluted earnings per common share:

                                                        2005           2004           2003
                                                    ------------   ------------   ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic earnings per share                              13,165,642     12,060,842     11,798,810
EFFECT OF DILUTIVE SECURITIES:
Stock options                                            398,262        487,217        360,810
                                                    ------------   ------------   ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Diluted earnings per share                            13,563,904     12,548,059     12,159,620
                                                    ============   ============   ============

STOCK OPTION PLAN - The Southwest Bancorp, Inc. 1994 Stock Option Plan and 1999 Stock Option Plan (the "Stock Plans") provide selected key employees with the opportunity to acquire common stock. The exercise price of all options granted under the Stock Plans is the fair market value on the grant date. Depending upon terms of the stock option agreements, stock options generally become exercisable on an annual basis over a three to ten year time period and expire from five to ten years after the date of grant. Southwest applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Stock Plans; accordingly, no compensation expense has been recorded in the accompanying consolidated statements of operations.

Had compensation cost for the Stock Plans been determined based upon the fair value of the options at their grant date as prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148,

Accounting for Stock-Based Compensation - Transition and Disclosure, Southwest's proforma data would have been as follows:

                                                             For the Years Ended December 31,
                                                           ------------------------------------
(Dollars in thousands, except per share data)                 2005         2004         2003
--------------------------------------------------------   ----------   ----------   ----------
Net income, as reported                                    $   21,014   $   18,629   $   14,892
Less:  Proforma compensation expense related to options
    net of tax effects                                            386          288          375
                                                           ----------   ----------   ----------
Net income, proforma                                       $   20,628   $   18,341   $   14,517
                                                           ==========   ==========   ==========

Earnings per common share
    Basic, as presented                                    $     1.60   $     1.54   $     1.26
    Basic, proforma                                        $     1.57   $     1.52   $     1.23
    Diluted, as presented                                  $     1.55   $     1.48   $     1.22
    Diluted, proforma                                      $     1.52   $     1.46   $     1.19
Weighted average fair value at grant date                  $     3.04   $     2.62   $     2.34

The compensation cost is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                             For the Years Ended December 31,
                                                           ------------------------------------
                                                              2005         2004         2003
                                                           ----------   ----------   ----------
Expected dividend yield                                          1.90%        1.97%        1.78%
Expected volatility                                             28.09%       25.21%       24.71%
Risk-free interest rate                                          4.94%        4.74%        5.45%
Expected option term (in years)                                  7.93         7.82         8.49

The Stock Plan's activity follows:

                                                     Number of                        Weighted
                                                     Restricted     Number of         Average
                                                       Shares        Options       Exercise Price
                                                     ----------    ------------    --------------
Outstanding at December 31, 2002                              -       1,297,758    $         7.12
                                                     ----------    ------------    --------------
     Granted                                                  -         153,588             11.72
     Exercised                                                -        (398,713)             5.46
     Canceled/expired                                         -         (18,150)             8.07
                                                     ----------    ------------    --------------
Outstanding at December 31, 2003                              -       1,034,483              8.43
                                                     ----------    ------------    --------------
     Granted                                                  -         123,402             17.09
     Exercised                                                -        (140,726)             7.86
     Canceled/expired                                         -         (27,447)             9.44
                                                     ----------    ------------    --------------
Outstanding at December 31, 2004                              -         989,712              9.56
                                                     ----------    ------------    --------------
     Granted                                             10,800         148,236             20.22
     Exercised                                                -        (174,262)             9.96
     Canceled/expired                                      (900)        (41,813)            11.66
                                                     ----------    ------------    --------------
Outstanding at December 31, 2005                          9,900         921,873    $        11.21
                                                     ==========    ============    ==============

Total exercisable at December 31, 2003                        -         502,612    $         8.40
Total exercisable at December 31, 2004                        -         623,333    $         9.44
Total exercisable at December 31, 2005                        -         636,124    $        10.50

In February 2005, Southwest granted 10,800 shares of restricted stock to independent directors of Southwest, Stillwater National and SNB Wichita at a grant price of $19.75, which was the market price on the date of grant. Subsequently, 900 shares were canceled. The restrictions on these shares will lapse one-third on the first anniversary of the date of grant, one-third on the second anniversary of the date of grant, and one-third on the third anniversary of the date of grant.

At December 31, 2005, Southwest had reserved 2,886,566 shares under the Stock Plans, had 921,873 shares under option, and had 501,940 shares available for additional awards. The following summarizes the information concerning options outstanding and exercisable at December 31, 2005.

   Number of          Range of       Weighted Average       Weighted                            Exercisable
    Options           Exercise          Remaining           Average             Number        Weighted Average
  Outstanding          Prices        Contractual Life    Exercise Price       Exercisable      Exercise Price
----------------   ---------------   ----------------   ----------------   ----------------   ----------------
     107,350       $ 4.25 - $ 5.61         4.9          $           5.30         52,150       $           5.32
     182,920       $ 6.48 - $ 7.31         3.8          $           7.08        122,320       $           7.09
     269,247       $ 8.25 - $ 9.37         2.0          $           8.93        227,247       $           8.97
     123,222       $10.12 - $13.16         2.0          $          11.80        123,222       $          11.80
     211,634       $16.80 - $19.75         3.6          $          18.39        101,181       $          17.89
      27,500       $22.08 - $25.93         4.8          $          23.05         10,004       $          23.29

COMPREHENSIVE INCOME - Southwest's comprehensive income (net income plus all other changes in shareholders' equity from non-equity sources) consists of its net income and unrealized holding gains (losses) in its available for sale securities.

TRUST - Southwest offers trust services to customers through its relationship with the Heritage Trust Company, a trust services company. Property (other than cash on deposit) held by Southwest in a fiduciary or agency capacity for its customers is not included in the consolidated statements of financial condition as it is not an asset or liability of Southwest.

LIQUIDITY - Stillwater National is required by the Federal Reserve Bank to maintain average reserve balances. Cash and due from banks in the consolidated statements of financial condition include restricted amounts of $626,000 and $471,000 at December 31, 2005 and 2004, respectively.

RECLASSIFICATIONS - Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

2.   INVESTMENT SECURITIES

A summary of the amortized cost and fair values of investment securities follows:

                                                                At December 31, 2005
                                                  --------------------------------------------------
                                                                   Gross Unrealized
                                                   Amortized   -----------------------       Fair
(Dollars in thousands)                               Cost         Gains       Losses         Value
-----------------------------------------------   ----------   ----------   ----------    ----------
Held to Maturity:
U.S. Government and agency obligations            $    1,008   $        -   $       (7)   $    1,001
Obligations of state and political subdivisions          530            -           (1)          529
                                                  ----------   ----------   ----------    ----------
     Total                                        $    1,538   $        -   $       (8)   $    1,530
                                                  ==========   ==========   ==========    ==========

Available for Sale:
U.S. Government and agency obligations            $  231,285   $        -   $   (5,182)   $  226,103
Obligations of state and political subdivisions        2,950            7          (30)        2,927
Mortgage-backed securities                            22,451           21         (286)       22,186
Equity securities                                      5,494           69          (28)        5,535
                                                  ----------   ----------   ----------    ----------
     Total                                        $  262,180   $       97   $   (5,526)   $  256,751
                                                  ==========   ==========   ==========    ==========

                                                                At December 31, 2004
                                                  --------------------------------------------------
                                                                   Gross Unrealized
                                                   Amortized   -----------------------       Fair
(Dollars in thousands)                               Cost         Gains       Losses         Value
-----------------------------------------------   ----------   ----------   ----------    ----------
                                                                (dollars in thousands)
Held to Maturity:
U.S. Government and agency obligations            $    1,028   $        -   $       (4)   $    1,024
Obligations of state and political subdivisions        1,467           18            -         1,485
                                                  ----------   ----------   ----------    ----------
     Total                                        $    2,495   $       18   $       (4)   $    2,517
                                                  ==========   ==========   ==========    ==========

Available for Sale:
U.S. Government and agency obligations            $  178,330   $       94   $   (1,499)   $  176,925
Obligations of state and political subdivisions        3,930           80            -         4,010
Mortgage-backed securities                            17,612           56         (103)       17,565
Equity securities                                      5,521          113          (42)        5,592
                                                  ----------   ----------   ----------    ----------
     Total                                        $  205,393   $      343   $   (1,644)   $  204,092
                                                  ==========   ==========   ==========    ==========

Gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004 are as follows:

                                                               Continuous Unrealized Losses Existing for:
                                                             -----------------------------------------------
                                         Amortized cost of                                                       Fair value of
                                          securities with    Less Than   Number of    More Than   Number of     securities with
(Dollars in thousands)                   unrealized losses   12 Months   Securities   12 Months   Securities   unrealized losses
---------------------------------------  -----------------   ---------   ----------   ---------   ----------   -----------------
AT DECEMBER 31, 2005:

HELD TO MATURITY:
U.S. Government and agency obligations   $           1,008   $       -            -   $      (7)           1   $           1,001
Obligations of state and political
 subdivisions                                          530          (1)           1           -            -                 529
                                         -----------------   ---------   ----------   ---------   ----------   -----------------
    Total                                $           1,538   $      (1)           1   $      (7)           1   $           1,530
                                         =================   =========   ==========   =========   ==========   =================

AVAILABLE FOR SALE:
U.S. Government and agency obligations   $         231,285   $  (1,554)          38   $  (3,628)          54   $         226,103
Obligations of state and political
 subdivisions                                        2,950         (30)           1           -            -               2,927
Mortgage-backed securities                          22,451         (82)          18        (204)          17              22,186
Equity securities                                    5,494         (28)           2           -            -               5,535
                                         -----------------   ---------   ----------   ---------   ----------   -----------------
    Total                                $         262,180   $  (1,694)          59   $  (3,832)          71   $         256,751
                                         =================   =========   ==========   =========   ==========   =================

AT DECEMBER 31, 2004:

HELD TO MATURITY:
U.S. Government and agency obligations   $           1,028   $      (4)           1   $       -            -   $           1,024
Obligations of state and political
 subdivisions                                        1,467           -            -           -            -               1,485
                                         -----------------   ---------   ----------   ---------   ----------   -----------------
    Total                                $           2,495   $      (4)           1   $       -            -   $           2,509
                                         =================   =========   ==========   =========   ==========   =================

AVAILABLE FOR SALE:
U.S. Government and agency obligations   $         178,330   $  (1,138)          56   $    (361)           6   $         176,925
Obligations of state and political
 subdivisions                                        3,930           -            -           -            -               4,010
Mortgage-backed securities                          17,612         (98)          23          (5)           1              17,565
Equity securities                                    5,521         (11)           2         (31)           2               5,592
                                         -----------------   ---------   ----------   ---------   ----------   -----------------
    Total                                $         205,393   $  (1,247)          81   $    (397)           9   $         204,092
                                         =================   =========   ==========   =========   ==========   =================

Southwest has reviewed all these securities on an individual basis and has determined that the unrealized losses are not related to a decline in the credit quality of the issuers. Additionally, Southwest has the ability and intent to hold these securities for a period of time sufficient for a forecasted market price recovery up to (or beyond) the cost of the investment, or to maturity when the full cost will be recovered. As a result, management has determined that none of the unrealized losses are other than temporary.

As required by law, investment securities are pledged to secure public and trust deposits, as well as the Sweep Agreement product and borrowings from the FHLB. Securities with an amortized cost of $227.5 million and $192.9 million were pledged to meet such requirements of $90.1 million and $75.9 million at December 31, 2005 and 2004, respectively. Any amount overpledged can be released at any time.

A comparison of the amortized cost and approximate fair value of Southwest's debt securities by maturity date at December 31, 2005 follows in the next table.

                                     Available for Sale          Held to Maturity
                                  ------------------------   ------------------------
                                  Amortized        Fair      Amortized        Fair
(Dollars in thousands)               Cost          Value        Cost          Value
-------------------------------   ----------   -----------   -----------   ----------
                                                (dollars in thousands)
One year or less                  $    1,194   $     1,203   $     1,538   $    1,530
Two years through five years         258,980       253,547             -            -
Five years through ten years               -             -             -            -
More than ten years                    2,006         2,001             -            -
                                  ----------   -----------   -----------   ----------
     Total                        $  262,180   $   256,751   $     1,538   $    1,530
                                  ==========   ===========   ===========   ==========

The foregoing analysis assumes that Southwest's mortgage-backed securities mature during the period in which they are estimated to prepay. No other prepayment or repricing assumptions have been applied to Southwest's debt securities for this analysis.

Gross realized gains (losses) on sales of investment securities were zero during 2005, $103,000 and $(165,000) during 2004, and $29,000 and $(1,000) during 2003, respectively. The gross proceeds from such sales of investment securities totaled approximately zero, $11.0 million, and $7.0 million during 2005, 2004, and 2003, respectively. A portion of the gain on sales of investment securities during 2004 and 2003 occurred when securities classified as "held to maturity" and "available for sale", originally purchased at a discount, were called prior to their stated maturity dates.


3.   LOANS

Major classifications of loans are as follows:

                                                         At December 31,
                                                   --------------------------
(Dollars in thousands)                                 2005          2004
-----------------------------------------------    -----------    -----------
Real estate mortgage:
    Commercial                                     $   563,074    $   523,358
    One-to-four family residential                      93,478         87,858
Real estate construction                               299,344        248,278
Commercial                                             374,101        390,272
Installment and consumer:
    Guaranteed student loans                           377,110        348,970
    Other                                               28,773         25,139
                                                   -----------    -----------
                                                     1,735,880      1,623,875
Allowance for loan losses                              (23,812)       (18,991)
                                                   -----------    -----------
Total loans, net                                   $ 1,712,068    $ 1,604,884
                                                   ===========    ===========

Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas which subjects the loan portfolio to the general economic conditions within these areas. At December 31, 2005 and 2004, substantially all of Southwest's loans were collateralized with real estate, inventory, accounts receivable, and/or other assets, or are guaranteed by agencies of the United States Government or, in the case of private student loans, insured by a private insurer.

Loans to individuals and businesses in the healthcare industry totaled $428.2 million, or 25% of total loans at December 31, 2005. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry of more than 5% of total loans. In the event of total nonperformance by the borrowers or guarantors, Southwest's accounting loss would be limited to the recorded investment in the loans reduced by proceeds received from disposition of the related collateral.

Southwest had loans which were held for sale of $383.4 million and $354.6 million at December 31, 2005 and 2004, respectively. These loans are carried at the lower of cost or market. Guaranteed student loans are generally sold to a single servicer. A substantial portion of the one-to-four family residential loans and loan servicing rights are sold to five servicers.

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $22.1 million and $22.2 million at December 31, 2005 and 2004, respectively. If interest on those loans had been accrued, the interest income as reported in the accompanying consolidated statements of operations would have increased by approximately $889,000, $810,000, and $802,000, for 2005, 2004, and 2003, respectively.

The principal balance of loans past due ninety days or more for which Southwest was still accruing interest totaled $1.5 million and $929,000 at December 31, 2005 and 2004, respectively.

The unpaid principal balance of real estate mortgage loans serviced for others totaled $133.5 million and $125.4 million at December 31, 2005 and 2004, respectively. Southwest maintained escrow accounts totaling $731,000 and $629,000 for real estate mortgage loans serviced for others at December 31, 2005 and 2004, respectively.

The following table sets forth the remaining maturities for certain loan categories at December 31, 2005. Student loans that do not have stated maturities are treated as due in one year or less. Real estate construction includes certain loans which will convert to permanent financing at the point when construction is completed; these loans are reported according to their final maturity.

                                            One year      One to        Over
(Dollars in thousands)                      or less     five years   five years      Total
----------------------------------------   ----------   ----------   ----------   -----------
Real estate mortgage:
     Commercial                            $   99,077   $  284,718   $  179,279   $   563,074
     One-to-four family residential            17,309       38,748       37,421        93,478
Real estate construction                      129,012      130,068       40,264       299,344
Commercial                                    137,604      149,839       86,658       374,101
Installment and consumer:
     Guaranteed student loans                 377,110            -            -       377,110
     Other                                     13,968       14,063          742        28,773
                                           ----------   ----------   ----------   -----------
          Total                            $  774,080   $  617,436   $  344,364   $ 1,735,880
                                           ==========   ==========   ==========   ===========

The following table sets forth at December 31, 2005 the dollar amount of all loans due more than one year after December 31, 2005.

(Dollars in thousands)                       Fixed       Variable       Total
---------------------------------------    ----------   ----------   -----------
Real estate mortgage:
     Commercial                            $   35,703   $  428,294   $   463,997
     One-to-four family residential            26,901       49,268        76,169
Real estate construction                        5,634      164,698       170,332
Commercial                                     30,161      206,336       236,497
Installment and consumer                        5,882        8,923        14,805
                                           ----------   ----------   -----------
          Total                            $  104,281   $  857,519   $   961,800
                                           ==========   ==========   ===========

The allowance for loan losses is summarized as follows:

                                           For the Years Ended December 31,
                                        --------------------------------------
(Dollars in thousands)                    2005           2004          2003
------------------------------------    ----------    ----------    ----------
Beginning balance                       $   18,991    $   15,009    $   11,163
Provision for loan losses                   15,785        12,868         8,408
Loans charged off                          (12,020)      (10,034)       (5,077)
Recoveries                                   1,056         1,148           515
                                        ----------    ----------    ----------
         Total                          $   23,812    $   18,991    $   15,009
                                        ==========    ==========    ==========

As of December 31, 2005 and 2004, impaired loans totaled $22.1 million and $22.2 million and had a related allowance for loan loss of $4.4 million and $4.7 million, respectively. The average balance of impaired loans totaled $12.9 million and $9.0 million for the years ended December 31, 2005 and 2004, respectively. Interest income recognized on impaired loans totaled $195,000, $58,000, and $11,000, respectively, for the years ended December 31, 2005, 2004, and 2003.

Directors and officers of Southwest, Stillwater National, and SNB Wichita were customers of, and had transactions with, Southwest in the ordinary course of business, and similar transactions are expected in the future. All loans included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of loss or present other unfavorable features. Certain directors, and companies in which they have ownership interests, had indebtedness to Southwest totaling $1.6 million, $1.4 million, and $1.8 million, at December 31, 2005, 2004 and 2003, respectively. During 2005, $2.7 million of new loans and advances on existing loans were made to these persons and repayments totaled $2.5 million.

4.       PREMISES AND EQUIPMENT

These consist of the following:

                                                  At December 31,
                                             ------------------------
(Dollars in thousands)                          2005          2004
------------------------------------------   ----------    ----------
Land                                         $    4,530    $    4,530
Buildings and improvements                       11,205        11,196
Furniture, fixtures, and equipment               24,908        24,709
Construction/Remodeling in progress               2,108           261
                                             ----------    ----------
                                                 42,751        40,696
Accumulated depreciation and amortization       (22,167)      (20,836)
                                             ----------    ----------
Premises and equipment, net                  $   20,584    $   19,860
                                             ==========    ==========

5.   OTHER BORROWED FUNDS

During 2005, the only category of other borrowings whose average exceeded 30% of ending shareholders' equity was funds borrowed from the FHLB.

                                                                      At December 31,
                                                          --------------------------------------
(Dollars in thousands)                                       2005          2004          2003
------------------------------------------------------    ----------    ----------    ----------
AMOUNTS OUTSTANDING AT END OF PERIOD:

Treasury, tax and loan note option                        $    2,216    $    2,359    $    2,490
Federal funds purchased and securities sold
     under repurchase agreements                              65,342        60,006        61,335
Borrowed from the Federal Home Loan Bank                     136,850       137,700       120,025
Other                                                            100             -             -

WEIGHTED AVERAGE RATE OUTSTANDING AT END OF PERIOD:

Treasury, tax and loan note option                              3.95%         1.87%         0.73%
Federal funds purchased and securities sold
     under repurchase agreements                                2.88          1.59          0.71
Borrowed from the Federal Home Loan Bank                        4.33          3.54          3.36
Other                                                           5.25             -             -

MAXIMUM AMOUNTS OF BORROWINGS OUTSTANDING
AT ANY MONTH-END:

Treasury, tax and loan note option                        $    2,216    $    2,500    $    2,500
Federal funds purchased and securities sold
     under repurchase agreements                             130,342       111,359        97,893
Borrowed from the Federal Home Loan Bank                     146,500       189,788       166,500
Other                                                            100             -             -

APPROXIMATE AVERAGE SHORT-TERM BORROWINGS
OUTSTANDING FOR THE YEAR:

Treasury, tax and loan note option                        $      672    $      758    $      752
Federal funds purchased and securities sold
     under repurchase agreements                              78,641        85,680        64,927
Borrowed from the Federal Home Loan Bank                     129,763       165,693       134,794
Other                                                              1             -             -

APPROXIMATE WEIGHTED AVERAGE RATE FOR THE YEAR:

Treasury, tax and loan note option                              3.00%         1.12%         0.91%
Federal funds purchased and securities sold
     under repurchase agreements                                2.86          1.22          0.84
Borrowed from the Federal Home Loan Bank                        3.91          2.97          3.22
Other                                                           5.25             -             -

Southwest has entered into an agreement with the FHLB to obtain advances from the FHLB from time to time. The terms of the agreement are set forth in the Advance, Pledge and Security Agreement (the "Agreement"). The FHLB requires that Southwest pledge collateral on such advances. Under the terms of the Agreement, the discounted value of the collateral, as defined by the FHLB, should at all times be at least equal to the amount borrowed by Southwest. Such advances outstanding are subject to a blanket collateral arrangement, which requires the pledging of eligible collateral to secure such advances. Such collateral principally includes certain loans and securities. At December 31, 2005 and 2004, loans pledged under the Agreement were $465.1 million and $460.6 million and investment securities pledged (at carrying value) were $101.7 million and $86.1 million, respectively.

Southwest has available various forms of other borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, and borrowings from the FRB, the Student Loan Marketing Association ("SLMA"), the F&M Bank of Tulsa ("F&M") and the FHLB. Southwest has a $2.5 million line of credit from F&M, none of which was outstanding at December 31, 2005. Southwest also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $2.2 million at December 31, 2005. Southwest has approved federal funds purchase lines totaling $350.5 million with nine financial entities; the outstanding balance on these lines totaled $1.5 million at December 31, 2005. In addition, Southwest has available a $200.0 million line of credit from the SLMA and a $340.7 million line of credit from the FHLB. Borrowings under the SLMA line would be secured by student loans. Borrowings under the FHLB line are secured by all unpledged securities and other loans. The SLMA line expires April 20, 2007; no amount was outstanding on this line at December 31, 2005. The FHLB line of credit had an outstanding balance of $136.9 million at December 31, 2005 and maturities as follows: $80.4 million in 2006, zero in 2007, $10.0 million in 2008, $15.0 million in 2009, zero in 2010, and $31.5 million after 2010. Southwest also has available unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Morgan Stanley & Co., Inc., Citigroup Global Markets, Inc., Wachovia Securities LLC, UBS Financial Services, Inc., RBC Dain Rauscher, and CountryWide Securities that total $1.5 billion. In conjunction with these lines of credit, $379.3 million in retail certificates of deposit were included in total deposits at December 31, 2005.

Southwest sells securities under agreements to repurchase with Southwest retaining custody of the collateral. Collateral consists of direct obligations of U.S. Government Agency issues, which are designated as pledged with Southwest's safekeeping agent. The type of collateral required, the retention of the collateral, and the security sold minimize Southwest's risk of exposure to loss. These transactions are for one-to-four day periods. At December 31, 2005, one repurchase agreement to one entity totaling $18.0 million exceeded more than 10% of equity capital.

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

The SBI Capital Trust Preferred and the SBI Capital Subordinated Debentures were redeemed in June 2005. At that time, $970,000 in unamortized issuance costs related to the SBI Capital Trust Preferred were written off to general and administrative expense.

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

Proceeds from the SBI II trust preferred issuance were used to retire the $25.0 million in fixed rate trust preferred securities issued in 1997, which became subject to redemption by Southwest in the third quarter of 2002.

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

SBI Capital Trust is a Delaware business trust created for the purpose of issuing the SBI Trust Preferred and purchasing the SBI Subordinated Debentures, which were its sole assets. This entity is now inactive.

OKSB Statutory Trust I is a Connecticut statutory trust created for the purpose of issuing the OKSB Trust Preferred and purchasing the OKSB Subordinated Debentures, which are its sole assets. Southwest owns all of the 619 outstanding common securities of OKSB Statutory Trust I; the liquidation value is $1,000 per share.

SBI Capital Trust II is a Delaware statutory trust created for the purpose of issuing the SBI II Trust Preferred and purchasing the SBI II Subordinated Debentures, which are its sole assets. Southwest owns all of the 774 outstanding common securities of SBI Capital Trust II; the liquidation value is $1,000 per share.

Each of the Trust Preferred issuances meets the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Trust Preferred and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital. At December 31, 2005, $45.0 million of the Trust Preferred was included in Tier I capital.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The objective of this interpretation was to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 has required Southwest to de-consolidate its investments in OKSB Statutory Trust I and SBI Capital Trust II (the "Trusts") in this Annual Report and all future reports. Due to this required de-consolidation, the Trust Preferred Securities are not presented on the Consolidated Statements of Financial Condition and the Subordinated Debentures are presented on the Consolidated Statements of Financial Condition as a separate liability category.

7.   INCOME TAXES

The components of taxes on income follow:

                                                             For the Years Ended December 31,
                                                           ------------------------------------
(Dollars in thousands)                                        2005         2004         2003
--------------------------------------------------------   ----------   ----------   ----------
CURRENT TAX EXPENSE:
Federal                                                    $   13,657   $    9,921   $    8,577
State                                                           1,435        1,244        1,121
DEFERRED TAX EXPENSE (BENEFIT):
Federal                                                        (1,127)        (532)      (1,274)
State                                                            (125)         (94)        (318)
                                                           ----------   ----------   ----------
Taxes on income                                            $   13,840   $   10,539   $    8,106
                                                           ==========   ==========   ==========

The amounts of taxes on income in the consolidated statements of operations in this report are different from the expected outcomes using U.S. Federal income tax rates for the following reasons:

                                                             For the Years Ended December 31,
                                                           ------------------------------------
(Dollars in thousands)                                        2005         2004         2003
--------------------------------------------------------   ----------   ----------   ----------
Computed tax expense at statutory rates                    $   12,199   $   10,209   $    8,044
INCREASE (DECREASE) IN INCOME
    TAXES RESULTING FROM:
Low income housing credit                                        (500)        (125)           -
Benefit of income not subject to U.S. Federal income tax         (111)        (462)        (583)
Expenses not deductible for U.S. Federal income tax               172          170          124
State income taxes, net of Federal income tax benefit             852          747          522
Other                                                           1,228            -           (1)
                                                           ----------   ----------   ----------
Taxes on income                                            $   13,840   $   10,539   $    8,106
                                                           ==========   ==========   ==========

Deferred tax expense (benefit) relating to temporary differences includes the following components:

                                                             For the Years Ended December 31,
                                                           ------------------------------------
(Dollars in thousands)                                        2005         2004         2003
--------------------------------------------------------   ----------   ----------   ----------
Provision for loan losses                                  $   (2,241)  $   (1,593)  $   (1,726)
Accumulated depreciation                                         (267)         828          347
Prepaid maintenance                                                39           39          239
Deferred compensation accrual                                      (9)          65          (73)
Mark-to-market adjustments                                        540           66         (389)
FHLB stock dividends                                              580         (156)         (33)
Write-downs on other real estate                                 (171)           -           (4)
Other                                                             277          125           47
                                                           ----------   ----------   ----------
Total                                                      $   (1,252)  $     (626)  $   (1,592)
                                                           ==========   ==========   ==========

Net deferred tax assets of $9.3 million and $6.4 million at December 31, 2005 and 2004, respectively, are reflected in the accompanying Consolidated Statements of Financial Condition in other assets. There were no valuation allowances at December 31, 2005 or 2004.

Temporary differences that give rise to the deferred tax assets (liabilities) include the following:

                                                   At December 31,
                                              -----------------------
(Dollars in thousands)                           2005         2004
-------------------------------------------   ----------   ----------
Provision for loan losses                     $    9,999   $    7,758
Accumulated depreciation                          (2,572)      (2,839)
Prepaid maintenance                                 (317)        (278)
Deferred compensation accrual                        168          159
Mark-to-market adjustments                           210          750
FHLB stock dividends                                (391)         189
Write-downs on other real estate                     171            -
Other                                                (92)         185
                                              ----------   ----------
                                                   7,176        5,924
Deferred taxes (payable) receivable on
   investment securities available for sale        2,104          505
                                              ----------   ----------
Net deferred tax asset                        $    9,280   $    6,429
                                              ==========   ==========

8.  SHAREHOLDERS' EQUITY

On August 29, 2003, Southwest effected a two-for-one stock split of its common stock in the form of a dividend of 6,121,521 shares. Share and per share amounts in this report have been retroactively restated to reflect this stock split.

In April 2002, Southwest's Board of Directors (the "Board") authorized the repurchase of up to 5%, or 572,000 shares, of its outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under Southwest's dividend reinvestment, stock option, and employee benefit plans and for other corporate purposes. Additional one year programs were authorized by the Board in March 2003 and April 2004 with the Board authorizing the repurchase of up to another 5%, or approximately 560,000 and 500,000 shares, respectively. In January 2006, the Board authorized a two year program to repurchase up to another 5%, or approximately 700,000 shares. The additional repurchases were also to be made in connection with shares expected to be issued under Southwest's dividend reinvestment, stock option, and employee benefit plans, and for other corporate purposes. The share repurchases are expected to be made primarily on the open market from time to time until February 1, 2008, or earlier termination of the repurchase program by the Board. Repurchases under the program will be made at the discretion of management based upon market, business, legal, and other factors.

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

Southwest has reserved for issuance 600,000 shares of common stock pursuant to the terms of the Dividend Reinvestment and Employee Stock Purchase Plans. The Dividend Reinvestment Plan allows shareholders of record a convenient and economical method of increasing their equity ownership of Southwest. The Employee Stock Purchase Plan allows Southwest's employees to acquire additional common shares through payroll deductions. Since July 1999, shares issued out of these plans have come from treasury shares. At December 31, 2005, 80,486 new shares had been issued and 71,974 treasury shares had been issued under these plans.

Southwest has reserved 1,760,000 shares of common stock pursuant to the terms of the 1999 Stock Option Plan. The 1999 Stock Option Plan provides selected key employees with the opportunity to acquire common stock. At December 31, 2005, 90,000 new shares and 1,083,038 treasury shares had been reissued by this plan. See "Stock Option Plan" in Note 1 to the Consolidated Financial Statements beginning on page 34 for additional information on Southwest's stock option plans.

9.  CAPITAL REQUIREMENTS

Southwest, Stillwater National and SNB Wichita are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Southwest's, Stillwater National's, and SNB Wichita's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Southwest, Stillwater National, and SNB Wichita must meet specific capital guidelines that involve quantitative measures of Southwest's, Stillwater National's, and SNB Wichita's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Southwest's, Stillwater National's, and SNB Wichita's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require Southwest, Stillwater National, and SNB Wichita to maintain minimum amounts and of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that Southwest, Stillwater National, and SNB Wichita met all capital adequacy requirements to which they are subject.

As of December 31, 2005 and 2004, the most recent notification from the Office of the Comptroller of the Currency ("OCC") categorized Stillwater National as well-capitalized under the regulatory framework for prompt corrective action. As of December 31, 2005 and 2004, the most recent notification from the Office of Thrift Supervision ("OTS") categorized SNB Wichita as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, Stillwater National and SNB Wichita must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since these notifications that management believes have changed Stillwater National's or SNB Wichita's categories.

Southwest's, Stillwater National's, and SNB Wichita's actual capital amounts and ratios are presented below.

                                                                      To Be Well Capitalized
                                                                     Under Prompt Corrective         For Capital
                                                   Actual               Action Provisions         Adequacy Purposes
                                           -----------------------   -----------------------   -----------------------
(Dollars in thousands)                        Amount       Ratio        Amount        Ratio        Amount       Ratio
----------------------------------------   ----------   ----------   ----------   ----------   ----------   ----------
AS OF DECEMBER 31, 2005:
Total Capital (to risk-weighted assets)
   Southwest                               $  239,759        14.21%         N/A          N/A   $  135,002         8.00%
   Stillwater National                        202,444        12.26   $  165,087        10.00%     132,069         8.00
   SNB Wichita                                  5,741        17.84        3,218        10.00        2,575         8.00
Tier I Capital (to risk-weighted assets)
   Southwest                                  218,587        12.95          N/A          N/A       67,501         4.00
   Stillwater National                        181,729        11.01       99,052         6.00       66,035         4.00
   SNB Wichita                                  5,349        16.62        1,931         6.00        1,287         4.00
Tier I Leverage (to average assets)
   Southwest                                  218,587        10.24          N/A          N/A       85,393         4.00
   Stillwater National                        181,729         8.83      102,877         5.00       82,302         4.00
   SNB Wichita                                  5,349        11.43        2,339         5.00        1,871         4.00

AS OF DECEMBER 31, 2004:
Total Capital (to risk-weighted assets)
   Southwest                               $  216,038        13.92%         N/A          N/A   $  124,186         8.00%
   Stillwater National                        177,433        11.69   $  151,718        10.00%     121,374         8.00
   SNB Wichita                                  5,788        19.63        2,948        10.00        2,358         8.00
Tier I Capital (to risk-weighted assets)
   Southwest                                  168,847        10.88          N/A          N/A       62,093         4.00
   Stillwater National                        158,445        10.44       91,031         6.00       60,687         4.00
   SNB Wichita                                  5,471        18.56        1,769         6.00        1,179         4.00
Tier I Leverage (to average assets)
   Southwest                                  168,847         8.61          N/A          N/A       78,411         4.00
   Stillwater National                        158,445         8.24       96,091         5.00       76,872         4.00
   SNB Wichita                                  5,471        15.82        1,730         5.00        1,384         4.00

The approval of the Comptroller of the Currency is required if the total of all dividends declared by Stillwater National in any calendar year exceeds the total of its net profits of that year combined with its retained net profits of the preceding two years. In addition, Stillwater National may not pay a dividend if, after paying the dividend, Stillwater National would be under capitalized. Stillwater National's maximum amount of dividends available for payment totaled approximately $37.4 million at December 31, 2005. Dividends declared by Stillwater National for the years ended December 31, 2005, 2004, and 2003 did not exceed the threshold requiring regulatory approval.

The same dividend restrictions apply to SNB Wichita with approval required from the Office of Thrift Supervision. SNB Wichita had zero dividends available for payment at December 31, 2005, 2004, and 2003.

10.  EMPLOYEE BENEFITS

Southwest sponsors a noncontributory, defined contribution profit sharing plan intended to provide retirement benefits for employees of Southwest. The plan covers all employees who have completed one year of service and have attained the age of 21. The plan is subject to the Employee Retirement Income Security Act of 1974, as amended. Southwest's contributions are made at the discretion of the Board of Directors; however, the annual contribution may not exceed 15% of the total annual compensation of all participants. Southwest made contributions of $1.9 million, $1.8 million, and $1.3 million, in 2005, 2004, and 2003, respectively.

11.  OPERATING LEASES

Southwest leases certain equipment and facilities for its operations. Future minimum annual rental payments required under operating leases, net of sublease agreements, that have initial or remaining lease terms in excess of one year as of December 31, 2005 follow:

                  2006              $ 1,840,909
                  2007                1,631,829
                  2008                1,416,445
                  2009                1,310,757
                  2010                  819,581
                  Thereafter            669,268

The total rental expense was $1.7 million, $1.4 million, and $1.3 million, in 2005, 2004, and 2003, respectively.

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

     INVESTMENT SECURITIES - The fair value of U.S. Government and agency obligations, other securities, and mortgage-backed securities is estimated based on quoted market prices or dealer quotes. The fair value for other investments such as obligations of state and political subdivisions is estimated based on quoted market prices.

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

     OTHER BORROWINGS - The fair values of other borrowings are the amounts payable at the statement of financial condition date, as the carrying amount is a reasonable estimate of fair value due to the short-term maturity rates. Included in other borrowings are federal funds purchased, securities sold under agreements to repurchase, and treasury tax and loan demand notes.

     SUBORDINATED DEBENTURES - The fair value of the Subordinated debentures is based on current book value. The Subordinated debentures have floating rates that reset quarterly.

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

The carrying values and estimated fair values of Southwest's financial instruments follow:

                                  AT DECEMBER 31, 2005          At December 31, 2004
                              ---------------------------   ---------------------------
                                Carrying         Fair         Carrying         Fair
(Dollars in thousands)           Values         Values         Values         Values
--------------------------    ------------   ------------   ------------   ------------
Cash and cash equivalents     $     50,277   $     50,277   $     24,097   $     24,097
Investment securities:
    Held to maturity                 1,538          1,530          2,495          2,509
    Available for sale             256,751        256,751        204,092        204,092
    FRB and FHLB stock               9,804          9,804         13,464         13,464
Total loans                      1,712,068      1,713,849      1,604,884      1,604,188
Accrued interest receivable         14,382         14,382         15,091         15,091
Deposits                         1,657,820      1,654,440      1,500,058      1,595,711
Accrued interest payable             8,953          8,953          4,911          4,911
Other liabilities                   11,233         11,233          8,323          8,323
Other borrowings                   204,508        204,508        200,065        200,065
Subordinated debentures             46,393         46,393         72,180         72,891
Commitments                              -              -              -              -

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

The following table provides a summary of Southwest's off-balance sheet financial instruments:

                                                                         At December 31,
                                                                   ---------------------------
(Dollars in thousands)                                                 2005           2004
----------------------------------------------------------------   ------------   ------------
Commitments to extend commercial and real estate mortgage credit   $    451,095   $    367,105
Standby and commercial letters of credit                                 16,344          9,599
                                                                   ------------   ------------
   Total                                                           $    467,439   $    376,704
                                                                   ============   ============

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

Southwest has adopted a Severance Compensation Plan (the "Plan") for the benefit of certain officers and key members of management. The Plan's purpose is to protect and retain certain qualified employees in the event of a change in control (as defined) and to reward those qualified employees for loyal service to Southwest by providing severance compensation to them upon their involuntary termination of employment after a change in control of Southwest. At December 31, 2005, Southwest has not recorded any amounts in the consolidated financial statements relating to the Plan. If a change of control were to occur, the maximum amount payable to certain officers and key members of management would approximate $3.4 million.

15.  SUPPLEMENTAL CASH FLOWS INFORMATION

                                                             For the Years Ended December 31,
                                                           ------------------------------------
(Dollars in thousands)                                        2005         2004         2003
--------------------------------------------------------   ----------   ----------   ----------
Cash paid for interest                                     $   48,196   $   30,710   $   29,734
Cash paid for taxes on income                                  15,544        8,300        8,681
Loans transferred to other real estate owned                    7,303        4,035        2,920

16.  OPERATING SEGMENTS

Southwest operates three principal segments: Oklahoma Banking, Other States Banking, and loans originated for sale in the secondary market ("Secondary Market"). The Oklahoma Banking segment consists of three operating units that provide lending and deposit services to customers in the state of Oklahoma. The Other States Banking segment consists of two operating units that provide lending and deposit services to customers in the states of Texas and Kansas. The Secondary Market segment consists of two operating units that provide guaranteed student lending services to post-secondary students in Oklahoma and several other states and residential mortgage lending services to customers primarily in Oklahoma, Texas, and Kansas. Southwest's fund management unit is included in Other Operations. The primary purpose of this unit is to manage Southwest's overall liquidity needs and interest rate risk. Each segment borrows funds from and provides funds to the funds management unit as needed to support their operations. The Other Operations segment also includes SNB Investor Services and nonbank cash machine operations.

Southwest identifies reportable segments by type of service provided and geographic location. Operating results are adjusted for intercompany loan participations and borrowings, allocated service costs, and management fees.

The accounting policies of each reportable segment are the same as those of Southwest as described in Note 1. Expenses for consolidated back-office operations are allocated to operating segments based on estimated uses of those services. General overhead expenses such as executive administration, accounting, and internal audit are allocated based on the direct expense and/or deposit and loan volumes of the operating segment. Income tax expense for the operating segments is calculated essentially at the statutory rate. The parent company records the tax expense or benefit necessary to reconcile to the consolidated unit.

The following table summarizes financial results by operating segment:

                                                   For the Year Ended December 31, 2005
                                 ------------------------------------------------------------------------
                                   Oklahoma     Other States     Secondary        Other          Total
(Dollars in thousands)              Banking        Banking        Market       Operations       Company
------------------------------   ------------   ------------   ------------   ------------   ------------
Net interest income              $     46,119   $     19,272   $     16,971   $      2,744   $     85,106
Provision for loan losses              11,371          4,414              -              -         15,785
Other income                            8,284            990          4,221          3,911         17,406
Other expenses                         28,262         12,082          5,780          5,749         51,873
                                 ------------   ------------   ------------   ------------   ------------
Income (loss) before taxes             14,770          3,766         15,412            906         34,854
Taxes on income                         5,951          1,373          5,984            532         13,840
                                 ------------   ------------   ------------   ------------   ------------
Net income (loss)                $      8,819   $      2,393   $      9,428   $        374   $     21,014
                                 ============   ============   ============   ============   ============

Fixed asset expenditures         $        485   $      1,412   $          -   $      1,527   $      3,424
Total loans at period end             836,850        518,708        380,346            (24)     1,735,880
Total assets at period end            843,584        516,212        397,940        341,903      2,099,639

                                                   For the Year Ended December 31, 2004
                                 ------------------------------------------------------------------------
                                   Oklahoma     Other States     Secondary        Other          Total
(Dollars in thousands)              Banking        Banking        Market       Operations       Company
------------------------------   ------------   ------------   ------------   ------------   ------------
Net interest income              $     42,272   $     14,331   $     18,817   $     (2,943)  $     72,477
Provision for loan losses               8,941          3,927              -              -         12,868
Other income                            7,252            867          3,104          2,862         14,085
Other expenses                         27,671          7,281          5,483          4,091         44,526
                                 ------------   ------------   ------------   ------------   ------------
Income before taxes                    12,912          3,990         16,438         (4,172)        29,168
Taxes on income                         4,798          1,380          6,018         (1,657)        10,539
                                 ------------   ------------   ------------   ------------   ------------
Net income                       $      8,114   $      2,610   $     10,420   $     (2,515)  $     18,629
                                 ============   ============   ============   ============   ============

Fixed asset expenditures         $        480   $        650   $          2   $      1,732   $      2,864
Total loans at period end             881,682        388,002        353,812            379      1,623,875
Total assets at period end            889,768        386,379        368,557        269,083      1,913,787

                                                   For the Year Ended December 31, 2003
                                 ------------------------------------------------------------------------
                                   Oklahoma     Other States     Secondary        Other          Total
(Dollars in thousands)              Banking        Banking        Market       Operations       Company
------------------------------   ------------   ------------   ------------   ------------   ------------
Net interest income              $     41,977   $      8,475   $      9,679   $     (4,663)  $     55,468
Provision for loan losses               6,231          2,177              -              -          8,408
Other income                            6,642            408          4,206          3,244         14,500
Other expenses                         25,657          3,954          5,085          3,866         38,562
                                 ------------   ------------   ------------   ------------   ------------
Income before taxes                    16,731          2,752          8,800         (5,285)        22,998
Taxes on income                         6,040            936          3,240         (2,110)         8,106
                                 ------------   ------------   ------------   ------------   ------------
Net income                       $     10,691   $      1,816   $      5,560   $     (3,175)  $     14,892
                                 ============   ============   ============   ============   ============

Fixed asset expenditures         $        538   $      1,548   $         89   $      1,348   $      3,523
Total loans at period end             865,688        228,620        214,377            151      1,308,836
Total assets at period end            879,290        231,153        220,346        250,775      1,581,564

17.  PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Following are the condensed financial statements of Southwest Bancorp, Inc. ("Parent Company only") for the periods indicated:

                                                                                      At December 31,
                                                                                  -----------------------
(Dollars in thousands)                                                               2005         2004
-------------------------------------------------------------------------------   ----------   ----------
STATEMENTS OF FINANCIAL CONDITION
ASSETS:
Cash and due from banks                                                           $    3,401   $   30,459
Investment in subsidiary bank                                                        178,927      157,952
Investments in other subsidiaries                                                      6,701        7,618
Investment securities, available for sale                                             29,442        2,860
Loans, net of allowance for loan losses of $0 (2005) and $0 (2004)                         -          151
Other assets                                                                           2,564        3,008
                                                                                  ----------   ----------
    Total                                                                         $  221,035   $  202,048
                                                                                  ==========   ==========

LIABILITIES:
Subordinated debentures                                                           $   46,393   $   72,180
Other liabilities                                                                      4,198        3,884
SHAREHOLDERS' EQUITY:
Common stock and related accounts                                                    170,444      125,984
                                                                                  ----------   ----------
    Total                                                                         $  221,035   $  202,048
                                                                                  ==========   ==========

                                                                        For the Years Ended December 31,
                                                                     ------------------------------------
(Dollars in thousands)                                                  2005         2004         2003
------------------------------------------------------------------   ----------   ----------   ----------
STATEMENTS OF OPERATIONS
INCOME:
Cash dividends from subsidiaries                                     $   13,624   $    3,335   $    3,893
Other income                                                              1,443        1,301        1,023
Investment income                                                           717          346          133
Interest and fees on loans                                                    9           18           15
                                                                     ----------   ----------   ----------
    Total income                                                         15,793        5,000        5,064

EXPENSE:
Interest on subordinated debentures                                       4,113        4,489        3,079
Other expense                                                             3,108        1,924        2,015
                                                                     ----------   ----------   ----------
    Total expense                                                         7,221        6,413        5,094
                                                                     ----------   ----------   ----------
    Total income (loss) before taxes and equity in
        undistributed income of subsidiaries                              8,572       (1,413)         (30)
Taxes on income                                                          (1,840)      (1,799)      (1,488)
                                                                     ----------   ----------   ----------
    Income before equity in undistributed
        income of subsidiaries                                           10,412          386        1,458
Equity in undistributed income of subsidiaries                           10,602       18,243       13,434
                                                                     ----------   ----------   ----------
        Net income                                                   $   21,014   $   18,629   $   14,892
                                                                     ==========   ==========   ==========

                                                                        For the Years Ended December 31,
                                                                     ------------------------------------
(Dollars in thousands)                                                  2005         2004         2003
------------------------------------------------------------------   ----------   ----------   ----------
STATEMENTS OF CASH FLOWS
OPERATING ACTIVITIES:
Net income                                                           $   21,014   $   18,629   $   14,892
Equity in undistributed income of subsidiaries                          (10,602)     (18,243)     (13,434)
Provision for loan losses                                                     -            -            -
Other, net                                                                1,544        3,705           47
                                                                     ----------   ----------   ----------
Net cash provided by operating activities                                11,956        4,091        1,505
                                                                     ----------   ----------   ----------
INVESTING ACTIVITIES:
Available for sale securities:
    Purchases                                                           (26,998)           -       (2,900)
    Sales                                                                     -            -            -
    Maturities                                                                -            -          900
Loans originated and principal repayments, net                              151            -          (58)
Capital contribution to Bank                                            (12,500)           -      (11,000)
Capital contribution to other subsidiaries                                    -            -       (7,393)
Return of capital contribution to other subsidiaries                        774            -            -
                                                                     ----------   ----------   ----------
Net cash provided by (used in) investing activities                     (38,573)           -      (20,451)
                                                                     ----------   ----------   ----------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                        -            -            -
Net increase (decrease) in deposits                                           -            -            -
Net increase (decrease) in short-term borrowings                              -            -            -
Net proceeds from issuance of common stock                               41,593        1,439        2,318
Proceeds from issuance of subordinated debentures                             -            -       46,393
Redemption of subordinated debentures                                   (25,787)           -            -
Purchases of treasury stock                                             (12,416)           -            -
Cash dividends paid on common stock                                      (3,831)      (3,280)      (2,846)
                                                                     ----------   ----------   ----------
Net cash provided by (used in) financing activities                        (441)      (1,841)      45,865
                                                                     ----------   ----------   ----------
Net increase (decrease) in cash and cash equivalents                    (27,058)       2,250       26,919
Cash and cash equivalents,
    Beginning of year                                                    30,459       28,209        1,290
                                                                     ----------   ----------   ----------
    End of year                                                      $    3,401   $   30,459   $   28,209
                                                                     ==========   ==========   ==========

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       For the Quarter Ended
                                                     ---------------------------------------------------------
(Dollars in thousands, except per share data)          12-31-05       09-30-05       06-30-05       03-31-05
--------------------------------------------------   ------------   ------------   ------------   ------------
OPERATIONS DATA
Interest income                                      $     37,205   $     34,948   $     33,245   $     31,946
Interest expense                                           15,476         13,555         12,353         10,854
                                                     ------------   ------------   ------------   ------------
Net interest income                                        21,729         21,393         20,892         21,092
Provision for loan losses                                   4,348          4,142          2,986          4,309
Gain on sales of securities and loans                       1,813          1,333            916            853
Other income                                                3,104          3,258          3,262          2,867
Other expenses                                             13,220         12,725         13,784         12,144
                                                     ------------   ------------   ------------   ------------
Income before taxes                                         9,078          9,117          8,300          8,359
Taxes on income                                             4,486          3,310          3,071          2,973
                                                     ------------   ------------   ------------   ------------
Net income                                           $      4,592   $      5,807   $      5,229   $      5,386
                                                     ============   ============   ============   ============
PER SHARE DATA (1)
Basic earnings per common share                      $       0.33   $       0.41   $       0.42   $       0.44
Diluted earnings per common share                            0.31           0.41           0.40           0.43
Dividends declared per common share                         0.075          0.075          0.075          0.075
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic                                                  14,001,209     13,944,877     12,533,323     12,154,300
Diluted                                                14,387,171     14,359,808     12,893,800     12,579,941

                                                                       For the Quarter Ended
                                                     ---------------------------------------------------------
(Dollars in thousands, except per share data)          12-31-04       09-30-04       06-30-04       03-31-04
--------------------------------------------------   ------------   ------------   ------------   ------------
OPERATIONS DATA
Interest income                                      $     30,333   $     27,209   $     24,423   $     22,758
Interest expense                                            9,509          8,239          7,358          7,140
                                                     ------------   ------------   ------------   ------------
Net interest income                                        20,824         18,970         17,065         15,618
Provision for loan losses                                   4,641          3,823          2,700          1,704
Gain on sales of securities and loans                         908            963            707            607
Other income                                                2,855          2,957          2,577          2,511
Other expenses                                             12,302         11,314         10,453         10,457
                                                     ------------   ------------   ------------   ------------
Income before taxes                                         7,644          7,753          7,196          6,575
Taxes on income                                             2,676          2,898          2,592          2,373
                                                     ------------   ------------   ------------   ------------
Net income                                           $      4,968   $      4,855   $      4,604   $      4,202
                                                     ============   ============   ============   ============
PER SHARE DATA (1)
Basic earnings per common share                      $       0.41   $       0.40   $       0.38   $       0.35
Diluted earnings per common share                            0.39           0.39           0.36           0.34
Dividends declared per common share                          0.07           0.07           0.07           0.07
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic                                                  12,091,688     12,081,379     12,074,336     11,995,400
Diluted                                                12,650,601     12,547,962     12,504,682     12,463,367

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

Southwest plans to adopt Statement 123(R) on January 1, 2006 using the modified prospective method. Management of Southwest believes that adoption of Statement 123(R) will not have a material impact on Southwest's consolidated financial condition or results of operations.

                      OTHER MATERIAL REQUIRED BY FORM 10-K

BUSINESS

GENERAL

Southwest is a financial holding company headquartered in Stillwater, Oklahoma. Southwest provides commercial and consumer banking services through its banking subsidiaries, Stillwater National Bank & Trust Company ("Stillwater National") and SNB Bank of Wichita ("SNB Wichita") and management consulting services through Business Consulting Group, Inc. and Healthcare Strategic Support, Inc. Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As such, Southwest is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Southwest became a financial holding company during 2000 pursuant to the Holding Company Act. Stillwater National is a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (the "OCC"). SNB Wichita, headquartered in Wichita, Kansas, is a federal savings bank chartered in November 2003 and is subject to supervision and regulation by the Office of Thrift Supervision ("OTS"). The deposit accounts of Southwest's banking subsidiaries are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the maximum permitted by law.

PRODUCTS AND SERVICES

Southwest offers a wide variety of commercial and consumer lending and deposit services. Southwest has developed internet banking services, called SNB DirectBanker(R), for consumer and commercial customers, a highly automated lockbox, imaging, and information service for commercial customers called "SNB Digital Lockbox," and deposit products that automatically sweep excess funds from commercial demand deposit accounts and invest them in interest bearing funds ("Sweep Agreements"). The commercial loans offered by Southwest include
(i) commercial real estate loans, (ii) working capital and other commercial loans, (iii) construction loans, and (iv) Small Business Administration ("SBA") guaranteed loans. Consumer lending services include (i) student loans, (ii) residential real estate loans and mortgage banking services, and (iii) personal lines of credit and other installment loans. Southwest also offers deposit and personal banking services, including (i) commercial deposit services such as SNB Digital Lockbox, commercial checking, money market, and other deposit accounts, and (ii) retail deposit services such as certificates of deposit, money market accounts, checking accounts, NOW accounts, savings accounts, and automatic teller machine ("ATM") access. Insurance, benefit, and annuity products are offered through SNB Insurance Agency, Inc., a wholly owned subsidiary of Stillwater National. Trust services, personal brokerage, and credit cards are offered through relationships with independent institutions.

STRATEGIC FOCUS

Southwest's banking philosophy is to provide a high level of customer service, a wide range of financial services, and products responsive to customer needs. This philosophy has led to the development of a line of deposit, lending, and other financial products that respond to professional and commercial customer needs for speed, efficiency, and information. These include Southwest's Sweep Agreements, SNB Digital Lockbox, and SNB DirectBanker(R) and other internet banking products, which complement Southwest's more traditional banking products. Southwest also emphasizes marketing personal banking, investment, and other financial services to highly educated, professional and business persons in its markets. Southwest seeks to build close relationships with businesses, professionals and their principals and to service their banking needs throughout their business development and professional lives. Southwest's strategic focus includes expansion in carefully selected geographic markets based upon a tested business model developed in connection with its expansion into Oklahoma City in 1982. This geographic expansion is based on identification of markets with concentrations of customers in Southwest's traditional areas of expertise: healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate lending, and makes uses of traditional and specialized financial services. Specialized services include integrated document imaging and cash management services designed to help our customers in the healthcare industry and other record-intensive enterprises operate more efficiently, and management consulting services through Southwest's management consulting subsidiaries: Healthcare Strategic Support, Inc., serving physicians, hospitals, and healthcare groups, and Business Consulting Group, Inc., serving small and large commercial enterprises.

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

         OKLAHOMA BANKING SEGMENT. The Oklahoma Banking segment accounted for $8.8 million, or 42% of consolidated net income. Net income from this segment increased $705,000, or 9%, primarily as a result of limiting the growth in other expenses to less than 2%. During 2005, total banking assets declined $45.6 million, or 5%. The decline in banking assets, which is primarily loans, can be attributed to some customers seeking long-term fixed rate loans at other institutions as a result of the increasing rate environment. Additionally, Southwest has concentrated on reducing the level of loans in certain higher risk industries.

         OTHER STATES BANKING SEGMENT. During 2002, Southwest first established offices in Wichita, Kansas and Dallas, Texas. At December 31, 2005, Southwest had six offices (including loan production offices and branches) in Kansas and Texas. During 2005, these offices produced $2.4 million in net income (11% of the consolidated total), and $130.2 million in additional banking assets. (See "Banking Offices and Geographic Markets" on page 59).

         SECONDARY MARKET SEGMENT. Southwest has a long history of student and residential mortgage lending. These operations comprise the Secondary Market business segment. During 2005, this segment produced $9.4 million in net income, a reduction of $992,000, or 10%, from 2004, and $29.4 million greater year-end assets, primarily loans held for sale. This growth was the result of expanded student lending, which more than offset the effects of the residential mortgage slowdown. Loan volumes in the Secondary Market segment may vary significantly from period to period. Southwest manages its mortgage and student lending operations through its home office. Southwest markets its student lending program directly to financial aid directors at colleges and universities throughout the United States. Southwest also originates first mortgage loans for sale to the Federal National Mortgage Association ("FNMA") or private investors. Servicing on these loans may be released in connection with the sale.

Operation of the student lending portion of this segment is substantially dependent on the SLM Corporation ("Sallie Mae"), which provides substantially all of the servicing for government guaranteed and private student loans and provides liquidity through its purchases of student loans and lines of credit. Southwest makes government guaranteed student loans and private student loans. At December 31, 2005, approximately 94% of private student loans were self-insured by Sallie Mae. The remaining $14.0 million in private student loans at year-end 2005 were secured by substantial cash balances held in Stillwater National, but were not government guaranteed or self-insured by Sallie Mae.

The majority of private student loans made by this segment were to students who attend schools owned by Career Education Corporation ("CEC"). At December 31, 2005, approximately 57% of total student loans were private CEC-related loans. The profitability of these CEC-related loans began to decrease beginning in 2005, due to an increase in servicing fees. This decrease in profitability was partially offset by an increase in outstanding balances.

In October 2005, Sallie Mae received approval to establish Sallie Mae Bank, an FDIC-insured Utah industrial bank. The establishment of Sallie Mae Bank is intended to reduce Sallie Mae's reliance on independent financial institutions, such as Stillwater National, in origination of student loans. The effects of the establishment of Sallie Mae Bank on Stillwater National's future student lending operations are not known. Please see "Risk Factors" on page 74.

SUPPORT AND CONTROL FUNCTIONS. Support and control functions are centralized, although each segment has support and control personnel. Costs of centrally managed support and control functions other than funds management (which is included in the Other Operations segment) are allocated to the Banking and Secondary Market segments. Southwest's philosophy of customer service extends to its support and control functions. Southwest manages and offers products that are technology based, or that otherwise are more efficiently offered centrally, through its home office. These include products that are marketed through the regional offices, such as Southwest's internet banking product for commercial and retail customers (SNB DirectBanker(R)), commercial information, and item processing services (SNB Digital Lockbox), and products marketed and managed directly by central staff, such as cash dispensing machines. Southwest's technology products are marketed both to existing customers and to help develop new customer relationships. Use of these products by customers enables Southwest to serve its customers more effectively, use its resources more efficiently, and increase fee income.

For additional information regarding Southwest's operating segments, please see "Note 16. Operating Segments" to the Consolidated Financial Statements on page 51 of this report. The total of net income of the segments discussed above is less than consolidated net income for 2005 due to income allocated to the Other Operations segment, which provides funding and liquidity services to the rest of the organization.

BANKING OFFICES AND GEOGRAPHIC MARKETS

Southwest intends to focus its efforts on markets with characteristics that will allow it to capitalize on its strengths, and to continue establishing new offices in those markets. Southwest considers acquisitions of other financial institutions and other companies, from time to time. Southwest also extends loans to borrowers in Oklahoma and neighboring states through participations with correspondent banks.

Southwest has thirteen full-service banking offices, three located in Stillwater, Oklahoma, two located in Tulsa, Oklahoma, two each located in the Dallas and Austin, Texas metropolitan areas, and one each in Oklahoma City and Chickasha, Oklahoma, San Antonio, Texas, and Wichita, Kansas; loan production offices in the Kansas City, Kansas area, and on the campus of the University of Oklahoma Health Sciences Center; and on the Internet, through SNB DirectBanker(R). See "Item 2. Properties." Before 1999, laws of the State of Oklahoma limited the number and location of de novo branches that a financial institution could establish. Southwest has developed and continues to pursue a business strategy that does not rely on an extensive branch network. National banks in Oklahoma now have broad ability to establish de novo branches anywhere in the state.

COMPETITION

Southwest encounters competition in seeking deposits and in obtaining loan, cash management, investment, and other customers. The level of competition for deposits is high. Southwest's principal competitors for deposits are other financial institutions, including other national banks, federal savings banks, and credit unions. Competition among these institutions is based primarily on interest rates and other terms offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities. Additional competition for depositors' funds comes from U.S. Government securities, private issuers of debt obligations, and suppliers of other investment alternatives for depositors, such as securities firms. Competition from credit unions has intensified in recent years as historic federal limits on membership have been relaxed. Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over national banks and federal savings banks, which are fully subject to federal income taxes. Credit unions may use this advantage to offer rates that are highly competitive with those offered by national banks and federal savings banks.

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

The Holding Company Act permits the Federal Reserve to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a commercial bank located in a state other than that holding company's home state. The Federal Reserve may not approve the acquisition of a commercial bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Holding Company Act also prohibits the Federal Reserve from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target commercial bank's home state or in any state in which the target commercial bank maintains a branch. The Holding Company Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a commercial bank or bank holding company to the extent such limitation does not discriminate against out-of-state commercial banks or bank holding companies. The State of Oklahoma allows out-of-state financial institutions to establish branches in Oklahoma, subject to certain limitations. Federal savings banks generally may establish branches in any state, and bank holding companies may acquire federal savings banks in any state, without regard to state law.

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

REGULATION, SUPERVISION, AND GOVERNMENTAL POLICY

Following is a brief summary of certain statutes and regulations that significantly affect Southwest and its banking subsidiaries. A number of other statutes and regulations affect Southwest and its subsidiaries but are not summarized below. Although Stillwater National and SNB Wichita have different primary federal banking regulators, many of the rules that govern them are substantially the same. Where practical, the rules for both banks are discussed together below. For ease of reference the term "banks" is used below to include national and federal savings banks, unless otherwise indicated. The term "commercial banks" includes nationally and state chartered banks, but not federal savings associations or federal savings banks.

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

A federal savings bank that does not meet the Qualified Thrift Lender ("QTL") test must either convert to a national bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and
(iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and must not retain any investment not permissible for a national bank and a federal savings bank. To qualify as a QTL, a federal savings bank must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, the value of property used by a federal savings bank in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions, or securities related to domestic, residential real estate, or manufactured housing, and educational, small business, and credit card loans; and (ii) subject to an aggregate 20% of portfolio assets limit, shares of stock in the FHLMC and the FNMA, loans for personal, family, household purposes, 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination, and 200% of a federal savings bank's investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. In order to maintain QTL status, the federal savings bank must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A federal savings bank that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At December 31, 2005, approximately 96.05% of SNB Wichita's assets were invested in Qualified Thrift Investments, which exceeded the percentage required to qualify it under the QTL test.

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

FEDERAL DEPOSIT INSURANCE. The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, based upon the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well-capitalized, adequately capitalized, or undercapitalized -- based on the data reported to regulators. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Institutions that do not qualify as either well-capitalized or adequately capitalized are deemed to be undercapitalized. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk it poses to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions with demonstrated weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. Both Stillwater National and SNB Wichita have been informed that they are in the lowest-cost/best risk assessment category for the first assessment period of 2006.

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

The regulations of the Federal Reserve and the federal banking regulators require bank holding companies, national banks, and federal savings banks, respectively, to maintain a minimum leverage ratio of Tier 1 capital (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies, national banks, and federal savings banks with composite examination ratings of 1 under the rating system used by the federal banking regulators, would be permitted to operate at or near this minimum level of capital. All other bank holding companies, national banks, and federal savings banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. A federal savings bank, national bank, or bank holding company experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital. Under OTS capital regulations, federal savings banks also must maintain tangible capital equal to 1.5% of adjusted total assets. Tangible capital for OTS purposes is Tier 1 capital reduced by the amount of all the federal savings bank's intangible assets except for limited amounts of mortgage servicing rights.

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

The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50%, and 100%. These computations result in the total risk-weighted assets.

The risk-based capital regulations require all federal savings banks, national banks, and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios: (i) supplementary capital is limited to no more than 100% of core capital; and (ii) the aggregate amount of certain types of supplementary capital is limited. In addition, the risk-based capital regulations limit the allowance for loan losses that may be included in capital to 1.25% of total risk-weighted assets.

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

The federal banking regulators have established regulations that classify national banks and federal savings banks by capital levels and provide for various "prompt corrective actions" to resolve the problems of any national bank or federal savings bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2005, Stillwater National and SNB Wichita were well-capitalized as defined in applicable banking regulations.

For information regarding Southwest's, Stillwater National's, and SNB Wichita's compliance with their respective regulatory capital requirements, see "Management's Discussion and Analysis -- Capital Resources" on page 16 of this report, and, in the Notes to Consolidated Financial Statements in this report "Note 6-Subordinated Debentures" on page 43 and "Note 9- Capital Requirements" on pages 47 through 48.

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

SUPERVISION AND REGULATION OF MORTGAGE BANKING OPERATIONS. Southwest's mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans' Administration ("VA"), and FNMA with respect to originating, processing, selling, and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections, and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as Southwest are required annually to submit financial statements to FNMA, FHA, and VA, and each regulatory entity has its own financial requirements. Southwest's affairs are also subject to examination by the Federal Reserve, FNMA, FHA, and VA at all times to assure compliance with the applicable regulations, policies, and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Home Mortgage Disclosure Act, Fair Credit Reporting Act, the National Flood Insurance Act, and the Real Estate Settlement Procedures Act, and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Southwest's mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.

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

BANK SECRECY ACT. Under the Bank Secrecy Act ("BSA"), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects, or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA, or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the "USA PATRIOT Act" or the "Patriot Act," enacted in response to the September 22, 2001, terrorist attacks, enacted prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to prevent the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires banks and other depository institutions, brokers, dealers and certain other businesses involved in the transfer of money to establish anti-money laundering programs, including employee training and independent audit requirements meeting minimum standards specified by the act, to follow standards for customer identification and maintenance of customer identification records, and to compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.

SARBANES-OXLEY ACT OF 2002. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") established a broad range of corporate governance and accounting measures intended to increase corporate responsibility and protect investors by improving the accuracy and reliability of disclosures under federal securities laws. Southwest is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley, its implementing regulations, and related Nasdaq Stock Market rules, have established new membership requirements and additional responsibilities for Southwest's audit committee, imposed restrictions on the relationship between Southwest and its outside auditors (including restrictions on the types of non-audit services auditors may provide to their clients), imposed additional financial statement certification responsibilities for Southwest's chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate Southwest's disclosure controls and procedures and its internal control over financial reporting, and required Southwest's auditors to issue a report on Southwest's internal control over financial reporting.

OTHER LAWS AND REGULATIONS. Some of the aspects of the lending and deposit business of Stillwater National and SNB Wichita that are subject to regulation by the Federal Reserve and the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and deposit accounts. Stillwater National's federal student lending activities are subject to regulation and examination by the United States Department of Education. In addition, Stillwater National and SNB Wichita are subject to numerous federal and state laws and regulations that include specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms, and discrimination in credit transactions.

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

EMPLOYEES

As of December 31, 2005, Southwest employed 381 persons on a full-time equivalent basis, including executive officers, loan, and other banking officers, branch personnel, and others. No employees of Southwest or any of its consolidated subsidiaries are represented by a union or covered under a collective bargaining agreement. Management of Southwest considers their employee relations to be excellent.

BOARD OF DIRECTORS OF SOUTHWEST BANCORP, INC. AND STILLWATER NATIONAL BANK & TRUST COMPANY

Robert B. Rodgers, Chairman of the Board             President, Bob Rodgers Motor Company

Rick Green, Vice Chairman of the Board               President and Chief Executive Officer
                                                     Southwest and Stillwater National

James E. Berry II                                    Owner, Shading Concepts

Tom D. Berry                                         Auctioneer, Real Estate Broker, Oil & Gas Exploration

Joe Berry Cannon                                     Assistant Professor of Management, Oral Roberts
                                                     University School of Business

J. Berry Harrison                                    Oklahoma State Senator and Rancher

Erd M. Johnson                                       Petroleum Engineer & Operating Partner,
                                                     Johnson Oil Partnership

David P. Lambert                                     Chairman of the Board, Lambert Construction Company

Linford R. Pitts                                     President, Stillwater Transfer & Storage, Inc.

Russell W. Teubner                                   Founder and Chief Executive Officer,
                                                     HostBridge Technology

John Cohlmia *                                       Real Estate Broker, Grubb & Ellis/Levy Beffort

*Director of Stillwater National Bank & Trust Company only

BOARD OF DIRECTORS OF SNB BANK OF WICHITA

Robert B. Rodgers, Chairman of the Board             President, Bob Rodgers Motor Company

Rick Green, Vice Chairman of the Board               President and Chief Executive Officer
                                                     Southwest and Stillwater National

Kerby E. Crowell, CPA                                Executive Vice President and Chief Financial Officer, Southwest,
                                                     Stillwater National, and SNB Bank of Wichita

Steven N. Hadley                                     President, SNB Bank of Wichita

Anthony W. Martin                                    Dentist/Owner, Martin & Frankenberry D.D.S.P.A.

EXECUTIVE OFFICERS

The following table sets forth information regarding the executive officers of Southwest, Stillwater National, and SNB Wichita who are not directors.

NAME                                 AGE      POSITION
----------------------------------   ---      ----------------------------------------------------------------
Robert H. Beuttas.................   50       President, SNB Bank of Dallas-Preston Center Division of
                                              Stillwater National

Kerby E. Crowell..................   56       Executive Vice President, Chief Financial Officer, and Secretary
                                              of Southwest and Stillwater National; Director, Chief Financial
                                              Officer, and Secretary of SNB Wichita

Allen Glenn.......................   36       President, Business Consulting Group, Inc., Senior Vice
                                              President, Stillwater National

Steven M. Gobel...................   54       Executive Vice President and Associate Chief Financial Officer
                                              of Stillwater National

Steven N. Hadley..................   48       President, SNB Wichita

Rex E. Horning....................   54       President, Stillwater Division of Stillwater National

Jerry L. Lanier...................   57       Executive Vice President and Chief Lending Officer of
                                              Stillwater National

Len McLaughlin....................   53       President, SNB Bank of Dallas-Frisco Division of Stillwater
                                              National

J. Randall Mills..................   51       President, Healthcare Strategic Support, Inc.

Jason D. Osborn...................   35       President, Oklahoma City Division of Stillwater National

Steven M. Peterson................   41       President, SNB Bank of Austin Division of Stillwater National

Kimberly G. Sinclair..............   50       Executive Vice President and Chief Administrative Officer of
                                              Stillwater National

Charles H. Westerheide............   57       Executive Vice President and Treasurer of Stillwater National

David L. York.....................   59       President, Tulsa Division of Stillwater National

The principal occupations and business experience of each executive officer of Southwest are shown below.

ROBERT H. BEUTTAS joined Stillwater National in October 2005 as President, SNB Bank of Dallas-Preston Center Division of Stillwater National. Prior to joining Stillwater National, Mr. Beuttas was Senior Vice President and Texas State Manager for Commercial Real Estate of SouthTrust Bank and its successor, Wachovia Bank, from December 1995 to October 2005. He previously served as an Oversight Manager with the Resolution Trust Company from 1990 to 1995. From 1977 to 1990, he served as an officer of Lomas & Nettleton Co., a national mortgage banking company.

KERBY E. CROWELL joined Stillwater in 1969; has served as Executive Vice President and Chief Financial Officer of Southwest and Stillwater National since 1986; became Secretary of Southwest and Stillwater National in 2000; and was named Director, Chief Financial Officer, and Secretary of SNB Wichita in 2003. He is currently a Board member of MetaFund Corporation (an Oklahoma Community Development Financial Institution) and a member of Independent Community Bankers of America's ("ICBA") Large Bank Advisory Committee and the Oklahoma City Chapter of the Financial Executives Institute. He is a past Board member of ICBA's Credit Card Subsidiary. Mr. Crowell is also past President and Board member of the Oklahoma City Chapter of the Financial Executives Institute, and has served on the Federal Reserve's Industry Advisory Group on Electronic Check Presentment. In 1996, Mr. Crowell was recognized by the Oklahoma Society of Certified Public Accountants as the Outstanding Certified Public Accountant in Business and Industry.

ALLEN GLENN serves as President of the Business Consulting Group, Inc. ("BCG"), a management consulting subsidiary of Southwest Bancorp, Inc., and as a Senior Vice President of Stillwater National. Mr. Glenn previously served as Vice President of BCG, beginning in January 2002. From 2000 until joining BCG, Mr. Glenn was President of Glenn Solutions, Inc., a management consulting firm that specialized in developing strategic and operational solutions for national retailers to improve their profitability and service levels. From 1995 to 2000, Mr. Glenn was a manager with Kurt Salmon Associates, an international management consulting firm to the retail consumer products and healthcare industries.

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

REX E. HORNING was appointed President of the Stillwater Division of Stillwater National in May 2001. Mr. Horning has 31 years of banking experience. Prior to joining Stillwater National, he most recently served as Senior Vice President of Central National Bank and Commerce Bank in Wichita, Kansas from 1998 to May 2001, and as President and Chief Executive Officer of First State Bank and Trust Company, Pittsburg, Kansas, from 1991 to 1998. Mr. Horning currently serves as Executive Director of the Oklahoma State University Alumni Association, is a Trustee for the Oklahoma State University Foundation, is a recent past president of the OSU Spears College of Business Associates and is a board member of the OSU Center for Research and Economic Development. Mr. Horning is a past chairman of the Stillwater Chamber of Commerce and also serves on the Board of Directors of the Oklahoma Chamber of Commerce.

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

J. RANDALL MILLS was appointed President of Healthcare Strategic Support, Inc. ("HSSI") in 2003. Mr. Mills holds a Bachelor of Science degree in Accounting from Southwest Missouri State University; a Master of Health Administration from the University of Colorado; and a PhD in Sociology from Oklahoma State University. Prior to his employment with HSSI, he was a Partner and Healthcare Consultant for Madole & Wagner, PLLC, responsible for marketing, administration, and client services for individual physicians, medical groups, and hospital clients on medical group practice, managed care, marketing, networking, strategic planning, and development issues. Before that, he was a senior executive with Saint Francis Health System for ten years, responsible for development of a 160 physician medical group, development of a start-up HMO, management of two affiliated small or rural hospitals, physician joint venture development, and managed care strategic planning and network development. He is a fellow of the American College of Healthcare Executives, and a member of the Medical Group Management Association, American Society of Certified Public Accountants, and Oklahoma Society of Certified Public Accountants.

JASON D. OSBORN was appointed President of the Oklahoma City Division in September 2005. Prior to that, he was Senior Vice President in Healthcare/Commercial Lending in the Oklahoma City Division and Leader of the Healthcare Business Development Group. Mr. Osborn holds a Bachelor of Science degree in Finance from Oklahoma State University and a Master of Business Administration from the University of Oklahoma. Mr. Osborn joined Stillwater National in 1996, coming from Bank of Oklahoma where he had spent three years in the Retail Banking department in the Oklahoma City metro area. Mr. Osborn is currently President of the Board of Directors at Infant Crisis Services, a non-profit organization in Oklahoma City.

STEVEN M. PETERSON was appointed President of SNB Bank of Austin in September 2004. Mr. Peterson previously served as City President for Compass Bank in Williamson County, Texas, and Commerce Bank in Wichita, Kansas from 1998 to August of 2004. Mr. Peterson began his banking career with Fourth Financial Holding Company in Wichita, Kansas. Mr. Peterson currently serves as a Board Member of the Georgetown Symphony and Director of the Chamber of Commerce. He has served as the Chairman of The 100,000 Economic Committee.

KIMBERLY G. SINCLAIR was appointed Chief Administrative Officer in 1995 and has been Executive Vice President of Stillwater National since 1991. Prior to 1991, she had been Senior Vice President and Chief Operations Officer of Stillwater National since 1985. Ms. Sinclair joined Stillwater National in 1975. She is a member of the Stillwater Junior Service Sustainers, and serves on the Executive Board of Directors for the Stillwater United Way, and chaired the 2005 Day of Caring. She is past Treasurer of the Board of Trustees of the Stillwater Public Education Foundation, and a graduate of the Leadership Stillwater Class IX. She has been an Ambassador with the Stillwater Chamber of Commerce and active with various organizations throughout Stillwater.

CHARLES H. WESTERHEIDE was appointed Executive Vice President and Treasurer of Stillwater National in 2000. Prior to that, he served as Senior Vice President and Treasury Manager. He joined Stillwater National in 1997, coming from Bank of America (previously Bank IV and NationsBank), Wichita, Kansas, where he served as

Treasury/Funding Manager. Prior to joining BankIV, Mr. Westerheide served as Executive Vice President and Chief Financial Officer of Security Bank and Trust Co., Ponca City, Oklahoma. Mr. Westerheide has held a number of community leadership positions including Chairman of the Ponca City Chamber of Commerce, President of the Ponca City Foundation for Progress, Inc., and a director and officer of numerous community foundations and clubs. Mr. Westerheide is a graduate of Leadership Oklahoma, Class II.

DAVID L. YORK was appointed President of the Tulsa Division in March 2004. Mr. York came to Stillwater National with over thirty years in the Tulsa banking market, most recently serving as Senior Vice President and Manager of the Professional Banking Group of The F&M Bank & Trust Company in Tulsa from 1989 to 2004. From 1983 to 1989, Mr. York previously served in various management and senior lending positions with Utica National Bank & Trust Company, which was acquired by F&M Bank. Mr. York began his banking career with the First National Bank and Trust Company of Tulsa in 1973 and served there until 1983 in various commercial lending and management capacities. Currently, Mr. York serves on the Board of Trustees of St. Simeon's Episcopal Home, Inc., where he was President of the Board for four years, has served as Vice President and is currently Treasurer of its Foundation. Additionally, Mr. York has served on the Board of Trustees of Holland Hall School as its Treasurer. Mr. York is also an Advisory Director of the Tulsa Metro Chamber of Commerce.

                                  RISK FACTORS

Investing in our common stock involves risks. You should carefully consider the following risk factors before you decide to make an investment decision regarding our stock. The risk factors may cause our future earnings to be lower or our financial condition to be less favorable than we expect. In addition, other risks of which we are not aware, or which we do not believe are material, may cause earnings to be lower, or may hurt our financial condition. You should also consider the other information in this Annual Report on Form 10-K, as well as in the documents incorporated by reference into it.

WE MAY BE UNABLE TO EXECUTE OUR GROWTH STRATEGY.

We have pursued, and intend to continue to pursue, an internal growth strategy, the success of which will depend primarily on generating an increasing level of loans and funding at acceptable risk and expense. There can be no assurance that we will be successful in continuing our growth strategy, however, since it depends upon economic conditions, our ability to identify appropriate markets for expansion, our ability to recruit and retain qualified personnel, our ability to fund growth at reasonable cost, sufficient capital, competitive factors, banking laws, and other factors described in this prospectus.

We intend to increase the level of our assets and deposits and the number of our offices, including offices in new markets that may be considerable distances from our current markets and executive headquarters. We cannot be certain as to our ability to manage increased levels of assets and liabilities, or offices in these new markets, without increased expenses and higher levels of non performing assets. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances, which may adversely affect earnings, shareholder returns, and our efficiency ratio. Increases in operating expenses or non-performing assets may decrease the value of our common stock.

In addition, in the future we may acquire banks, branches of other financial institutions, or other businesses. We cannot assure you that we will be able to adequately or profitably manage any such acquisitions. The acquisition of banks, bank branches, and other businesses involves risks, including exposure to unknown or contingent liabilities, the uncertainties of asset quality assessment, the difficulty and expense of integrating the operations and personnel of the acquired companies with ours, the potential negative effects on our other operations of the diversion of management's time and attention, and the possible loss of key employees and customers of the banks, businesses, or branches we acquire. Our failure to execute our internal growth strategy or our acquisition strategy could adversely affect our business, results of operations, financial condition, and future prospects.

CHANGES IN INTEREST RATES AND OTHER FACTORS BEYOND OUR CONTROL MAY ADVERSELY AFFECT OUR EARNINGS AND FINANCIAL CONDITION.

Our net income depends to a great extent upon the level of our net interest income. Changes in interest rates can increase or decrease net interest income and net income. Net interest income is the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income.

Changes in market interest rates are affected by many factors beyond our control, including inflation, unemployment, money supply, international events, and events in world financial markets. We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. Changes in the market interest rates for types of products and services in our various markets also may vary significantly from location to location and over time based upon competition and local or regional economic factors. The results of our interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk.

CHANGES IN LOCAL ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS.

Our commercial and commercial real estate lending operations are concentrated in the metropolitan areas of Stillwater, Oklahoma City, and Tulsa, Oklahoma; Dallas, Austin, and San Antonio, Texas; and Wichita and Kansas City, Kansas. Our success depends in part upon economic conditions in these markets. Adverse changes in economic conditions in these markets could reduce our growth in loans and deposits, impair our ability to collect our loans, increase our problem loans and charge-offs, and otherwise negatively affect our performance and financial condition.

ADVERSE CHANGES IN HEALTHCARE-RELATED BUSINESSES COULD LEAD TO SLOWER LOAN GROWTH AND HIGHER LEVELS OF PROBLEM LOANS AND CHARGE-OFFS.

We have a substantial amount of loans to individuals and businesses involved in the healthcare industry, including business and personal loans to physicians, dentists, and other healthcare professionals, and loans to for-profit hospitals, nursing homes, suppliers and other healthcare-related businesses. Our strategy calls for continued growth in healthcare lending. This concentration exposes us to the risk that adverse developments in the healthcare industry could hurt our profitability and financial condition as a result of increased levels of nonperforming loans and charge-offs, and reduced loan demand and deposit growth.

INCOME FROM OUR SECONDARY MARKET ACTIVITIES CAN VARY SIGNIFICANTLY FROM YEAR TO YEAR. OUR ABILITY TO CONDUCT STUDENT LENDING ACTIVITIES AND THE PROFITABILITY OF OUR STUDENT LENDING OPERATIONS ARE HIGHLY DEPENDENT ON SALLIE MAE AND FEDERAL LAW. SALLIE MAE RECENTLY CREATED A BANK, WHICH MAY ADVERSELY AFFECT OUR STUDENT LENDING OPERATIONS.

Our secondary market activities, which consist of student lending to post-secondary students and residential mortgage lending, contribute a significant portion of our consolidated net income. The volume of residential mortgage and mortgage loans and profits depend on market interest rates, economic conditions in our markets, and competition, and can vary significantly from year to year. A significant increase in interest rates would be likely to reduce residential lending loan volume and profits.

Our student lending activities include government guaranteed loans and private student loans. Our ability to conduct our student lending operations depends significantly on the SLM Corporation, which we refer to as Sallie Mae. Sallie Mae provides substantially all of the servicing for government guaranteed and private student loans; provides liquidity through its purchases of student loans and lines of credit; and guarantees substantially all of our private student loans. Future changes in servicing fees or in our ability to generate government guaranteed private loans from private lenders may adversely affect our net income.

The volume and profitability of our government guaranteed student loans depends upon our ability to generate loans from schools and individuals and upon federal laws and regulations that authorize government guaranteed student loans made by banks and other lenders and establish their terms. Although they are not possible to predict, adverse changes in these laws and regulations may reduce, or even eliminate our ability to make government guaranteed student loans, and adversely affect our net income.

In October 2005, Sallie Mae received approval to establish Sallie Mae Bank, an FDIC-insured Utah industrial bank. The establishment of Sallie Mae Bank is intended to reduce Sallie Mae's reliance on independent financial institutions, such as Stillwater National, in origination of student loans. The effects of the establishment of Sallie Mae Bank on Stillwater National's future student lending operations are not known.

OUR ALLOWANCE FOR LOAN LOSSES MAY NOT BE ADEQUATE TO COVER OUR ACTUAL LOAN LOSSES, WHICH COULD ADVERSELY AFFECT OUR EARNINGS.

We maintain an allowance for loan losses in an amount which we believe is adequate to provide for losses inherent in the portfolio. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions may be required based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the allowance. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operations.

Our loan portfolio contains a high percentage of commercial and commercial real estate loans in relation to our total loans and total assets. Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or other loans or investments. These types of loans also typically are larger than residential real estate loans and other consumer loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming assets. An increase in nonperforming loans could result in: a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

UNSEASONED LOANS MAY INCREASE THE RISK OF CREDIT DEFAULTS IN THE FUTURE.

Due to our rapid growth over the past several years, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as "seasoning." As a result, a portfolio of older loans may behave more predictably than a newer portfolio. Because a significant portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

WE USE WHOLESALE FUNDING SOURCES TO SUPPLEMENT OUR CORE DEPOSITS, WHICH EXPOSES US TO LIQUIDITY RISK AND POTENTIAL EARNINGS VOLATILITY OR OTHER ADVERSE EFFECTS IF WE ARE UNABLE TO SECURE ADEQUATE FUNDING.

We rely on wholesale funding, including Federal Home Loan Bank borrowings and brokered deposits, to supplement core deposits to fund our business. At December 31, 2005, these wholesale funding sources constituted approximately 28% of our total deposits and other borrowings. Wholesale funding sources are affected by general market conditions and the condition and performance of the borrower, and the availability of funding from wholesale lenders may be dependent on the confidence these investors have in our operations. The continued availability to us of these funding sources cannot be assured, and we may find it difficult to retain or replace them at attractive rates as they mature. Our liquidity will be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available to us in the future at acceptable rates of interest or at all. We may not have sufficient liquidity to continue to fund new loans, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature. If we do not have adequate sources of liquidity at attractive rates, we may have to restrain the growth of assets or reduce our asset size, which may adversely affect shareholder value.

WE RELY ON OUR MANAGEMENT AND OTHER KEY PERSONNEL, AND THE LOSS OF ANY OF THEM MAY ADVERSELY AFFECT OUR OPERATIONS.

We are and will continue to be dependent upon the services of our executive management team. In addition, we will continue to depend on our ability to retain and recruit key commercial loan officers. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial condition.

THE MARKET PRICE FOR OUR COMMON STOCK MAY BE HIGHLY VOLATILE.

The overall market and the price of our common stock may continue to be volatile. There may be a significant impact on the market price for our common stock due to, among other things:

         o Variations in our anticipated or actual operating results or the results of our competitors;
         o Changes in investors' or analysts' perceptions of the risks and conditions of our business;
         o   The size of the public float of our common stock;
         o   Regulatory developments;
         o The announcement of acquisitions or new branch locations by us or our competitors;
         o   Market conditions; and
         o   General economic conditions.

COMPETITION MAY DECREASE OUR GROWTH OR PROFITS.

We compete for loans, deposits, and investment dollars with other banks and other financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders, many of which have substantially greater resources than ours. Credit unions have federal tax exemptions, which may allow them to offer lower rates on loans and higher rates on deposits than taxpaying financial institutions such as commercial banks. In addition, non-depository institution competitors are generally not subject to the extensive regulation applicable to institutions that offer federally insured deposits. Other institutions may have other competitive advantages in particular markets or may be willing to accept lower profit margins on certain products. These differences in resources, regulation, competitive advantages, and business strategy may decrease our net interest margin, may increase our operating costs, and may make it harder for us to compete profitably.

GOVERNMENT REGULATION SIGNIFICANTLY AFFECTS OUR BUSINESS.

The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. Stillwater National is subject to regulation and supervision by the Office of the Comptroller of the Currency. SNB Wichita is subject to regulation and supervision by the Office of Thrift Supervision. Southwest is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. Changes in the laws, regulations, and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policy may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.

OUR ABILITY TO PAY DIVIDENDS IS LIMITED BY LAW AND CONTRACT.

Our ability to pay dividends to our shareholders largely depends on Southwest's receipt of dividends from Stillwater National. SNB Wichita does not currently pay dividends, and is not expected to do so during the next several years. The amount of dividends that Stillwater National may pay to Southwest is limited by federal laws and regulations. We also may decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business. We also are prohibited from paying dividends on our common stock if the required payments on our subordinated debentures have not been made.

RESTRICTIONS ON UNFRIENDLY ACQUISITIONS COULD PREVENT A TAKEOVER.

Our certificate of incorporation and bylaws contain provisions that could discourage takeover attempts that are not approved by the board of directors. The Oklahoma General Corporation Act includes provisions that make an acquisition of Southwest more difficult. These provisions may prevent a future takeover attempt in which our shareholders otherwise might receive a substantial premium for their shares over then-current market prices.

These provisions include supermajority provisions for the approval of certain business combinations and certain provisions relating to meetings of shareholders. Our certificate of incorporation also authorizes the issuance of additional shares without shareholder approval on terms or in circumstances that could deter a future takeover attempt.

In addition, we have adopted a shareholder rights plan designed to protect our shareholders against acquisitions that our board of directors believes are unfair or otherwise not in the best interests of Southwest and its shareholders. Under the rights plan, adopted in 1999 and expiring in 2009, each holder of record of our common stock, subject to the limits of the rights plan, has received, or will receive, one right per common share. The rights generally become exercisable if an acquiring party accumulates, or announces an offer to acquire, 10% or more of our voting stock. Each right entitles the holder (other than the acquiring party) to buy, under specified circumstances, shares of our common stock or equivalent securities, or shares of the acquiror's securities, having a value of twice the right's exercise price. Under the rights plan, we also may exchange each right, other than rights owned by an acquiring party, for a share of our common stock or equivalent securities.

FUTURE SALES OF OUR COMMON STOCK OR OTHER SECURITIES MAY DILUTE THE VALUE OF OUR COMMON STOCK.

In many situations, our board of directors has the authority, without any vote of our shareholders, to issue shares of our authorized but unissued stock, including shares authorized and unissued under our stock option plans. In the future, we may issue additional securities, through public or private offerings, in order to raise additional capital. Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share book value of the common stock. In addition, option holders may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms.

The sale, or availability for sale, of a substantial number of shares of common stock in the public market could adversely affect the price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

AVAILABILITY OF FILINGS

Southwest provides internet access to Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, through its Investor Relations website, at www.oksb.com (This site also is accessible through Stillwater National's website at www.banksnb.com, the metropolitan Dallas division's website at www.snbdallas.com, and SNB Wichita's website at www.snbwichita.com.). Access to these reports is provided by means of a link to a third party vendor that maintains a database of such filings. In general, Southwest intends that these reports be available a soon as reasonably practicable after they are filed with or furnished to the SEC. However, technical and other operational obstacles or delays caused by the vendor may delay their availability. The SEC maintains a website (www.sec.gov) where these filings also are available through the SEC's EDGAR system. There is no charge for access to these filings through either Southwest's site or the SEC's site, although users should understand that there may be costs associated with electronic access, such as usage charges from Internet access providers and telephone companies, that they may bear. The public also may read and copy materials filed by Southwest with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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
www.snbwichita.com

STILLWATER NATIONAL BANK & TRUST COMPANY LOCATIONS
CORPORATE HEADQUARTERS
608 S. Main Street
P.O. Box 1988                            Stillwater, Oklahoma 74076      405-372-2234
www.banksnb.com

DRIVE-IN FACILITY
308 S. Main Street
P.O. Box 1988                            Stillwater, Oklahoma 74076      405-372-2234

OPERATIONS CENTER*
1624 Cimarron Plaza
P.O. Box 1988                            Stillwater, Oklahoma 74076      405-372-2234

WATERFORD BRANCH*
6301 Waterford Blvd., Suite 101          Oklahoma City, Oklahoma 73118   405-427-3100

CHICKASHA BRANCH
500 W. Grand Avenue                      Chickasha, Oklahoma 73018       405-427-3100
TULSA UTICA BRANCH
1500 S. Utica Avenue
P.O. Box 521500                          Tulsa, Oklahoma 74152           918-523-3750

TULSA 61ST BRANCH*
2431 E. 61st, Suite 170
P.O. Box 521500                          Tulsa, Oklahoma 74152           918-523-3750

SNB BANK OF DALLAS*
5300 Town and Country Blvd., Suite 100   Frisco, Texas 75034             972-624-2960

SNB BANK OF DALLAS-PRESTON CENTER*
5950 Berkshire Lane, Suite 350           Dallas, Texas 75225             972-624-2960

SNB BANK OF AUSTIN*
3600 Bee Cave Road, Suite 100            Austin, Texas 78746             512-314-6741

SNB BANK OF SAN ANTONIO*
777 E. Sonterra Blvd., Suite 190         San Antonio, Texas 78258        210-442-6141

STILLWATER NATIONAL BANK LOAN PRODUCTION OFFICE*
11350 Tomahawk Creek Parkway
Suite 100                                Leawood, Kansas 66211           913-906-4400

OSU CAMPUS BRANCH BANK*
1102 W. Hall of Fame Avenue
P.O. Box 1988                            Stillwater, Oklahoma 74076      405-372-2234

OUHSC LOAN OFFICE*
1106 N. Stonewall                        Oklahoma City, Oklahoma 73190   405-427-3100

OSU-STILLWATER MARKETING OFFICE*
Student Union, Room 150
P.O. Box 1988                            Stillwater, Oklahoma 74076      405-372-2234

*Leased from third parties.  Other properties are owned.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report

(1) Financial Statements. The following financial statements are filed as a part of this report:

         Independent Registered Public Accounting Firm's Report for the Years Ended December 31, 2005 and 2004

         Consolidated Statements of Financial Condition at December 31, 2005 and 2004

         Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004, and 2003

         Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2005, 2004, and 2003

         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2005, 2004, and 2003

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003

         Notes to Consolidated Financial Statements for the Years Ended December 31, 2005, 2004, and 2003

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

     No.          Exhibit
     ----         --------------------------------------------------------------

     3.1          Amended and Restated Certificate of Incorporation of Southwest
                  Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1996)
     3.2          Bylaws of Southwest Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (File No.
                  33-71168))
     4.1          Rights Agreement, dated as of April 22, 1999, between
                  Southwest Bancorp, Inc. and Harris Trust & Savings Bank, as
                  rights agent and Form of Certificate of Designations setting forth terms of Class B, Series 1 Preferred Stock of Southwest
                  Bancorp, Inc. referred to in the rights agreement
                  (incorporated by reference to Exhibits 1 and 2 to Current
                  Report on Form 8-K dated April 22, 1999)
*    10.1         Southwest Bancorp, Inc. Employee Stock Purchase Plan
                  (incorporated by reference from Exhibit 4.1 to Registration
                  Statement on Form S-8 (File No. 33-97850))
*    10.2         Severance Compensation Plan (incorporated by reference from
                  Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)
*    10.3         Southwest Bancorp, Inc. 1994 Stock Option Plan (incorporated by reference from Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993)
*    10.4         Southwest Bancorp, Inc. 1999 Stock Option Plan (incorporated by reference from Exhibit 4 to Registration Statement on Form
                  S-8 (File No. 333-92143))
*    10.5         Stillwater National Bank and Trust Company 2002 and 2003
                  Deferred Compensation Plans (incorporated by reference from
                  Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)
*    10.6         Stillwater National Bank and Trust Company Supplemental Profit
                  Sharing Plan for Rick Green (incorporated by reference from
                  Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

*    10.7         Stillwater National Bank and Trust Company Supplemental Profit
                  Sharing Plan for Kerby E. Crowell (incorporated by reference from Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)
*    10.8         Stillwater National Bank and Trust Company Supplemental Profit
                  Sharing Plan for Jerry L. Lanier (incorporated by reference from Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)
     10.9         Indemnification Agreements dated December 14 and 15, 2005 by and between Southwest Bancorp, Inc. and James E. Berry II,
                  Thomas D. Berry, Joe Berry Cannon, J. Berry Harrison, Erd M.
                  Johnson, David P. Lambert, Linford R. Pitts, Robert B.
                  Rodgers, Russell W. Teubner, John Cohlmia, and Anthony W.
                  Martin.
     10.10        Indemnification Agreements dated December 14 and 15, 2005 by and between Southwest Bancorp, Inc. and Rick Green, Kerby E.
                  Crowell, David Dietz, Allen Glenn, Steve Gobel, Steven N.
                  Hadley, Jerry L. Lanier, Randy Mills, Kimberly Sinclair, Kay
                  Smith, and Charles H. Westerheide.
     10.11        Selling Shareholder Agreement dated May 13, 2005 by and among certain shareholders, Betty B. Kerns, and Southwest Bancorp,
                  Inc. (incorporated by reference from Exhibit 10.1 to Current
                  Report on Form 8-K dated May 16, 2005).
     21           Subsidiaries of the Registrant
     23           Consent of Registered Public Accounting Firm
     24           Power of Attorney
     31(a), (b)   Rule 13a-14(a)/15d-14(a) Certifications
     32(a), (b)   18 U.S.C. Section 1350 Certifications

* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOUTHWEST BANCORP, INC.

March 10, 2006                            By: /s/ Rick Green
                                              -----------------------
                                              Rick Green
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Rick Green                                   March 10, 2006
-----------------------
Rick Green
Director and Chief Executive Officer
(Principal Executive Officer)



/s/ Kerby E. Crowell                             March 10, 2006
----------------------------------
Kerby E. Crowell
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and
Accounting Officer)

A majority of the directors of Southwest executed a power of attorney appointing Rick Green as their attorney-in-fact, empowering him to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Annual Report on Form 10-K for the year ended December 31, 2005. This report has been signed below by such attorney-in-fact as of March 10, 2006.

By: /s/ Rick Green
    -----------------------
    Rick Green
    Attorney-in-Fact for Majority of the
    Directors of Southwest