Form 10-Q
period 2006-03-31
SOUTHWEST BANCORP INC
filed 2006-05-09
CIK 914374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-23064

SOUTHWEST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-1136584 (I.R.S. Employer Identification Number)

608 South Main Street Stillwater, Oklahoma (Address of principal executive office)	74074 (Zip Code)

Registrant’s telephone number, including area code: (405) 372-2230

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

YES           NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES          NO

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

14,149,808

1 of 33

SOUTHWEST BANCORP, INC.

Back to Index

SOUTHWEST BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	March 31, 2006	December 31, 2005

Assets
Cash and due from banks	$44,335	$50,277
Federal funds sold	8,000	—

Cash and cash equivalents	52,335	50,277
Investment securities:
Held to maturity, fair value $1,528 (2006) and $1,530 (2005)	1,534	1,538
Available for sale, amortized cost $264,669 (2006) and $262,180 (2005)	258,409	256,751
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	11,915	9,804
Loans held for sale	383,164	383,447
Loans receivable, net of allowance for loan losses of $24,760 (2006) and $23,812 (2005)	1,367,057	1,328,621
Accrued interest receivable	15,173	14,382
Premises and equipment, net	20,862	20,584
Other assets	35,390	34,235

Total assets	$2,145,839	$2,099,639

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand	$229,979	$224,555
Interest-bearing demand	58,188	49,235
Money market accounts	389,688	402,709
Savings accounts	9,233	8,765
Time deposits of $100,000 or more	637,574	608,989
Other time deposits	374,550	363,567

Total deposits	1,699,212	1,657,820
Accrued interest payable	8,906	8,953
Income tax payable	3,022	288
Other liabilities	7,745	11,233
Other borrowings	203,616	204,508
Subordinated debentures	46,393	46,393

Total liabilities	1,968,894	1,929,195
Shareholders’ equity:
Common stock - $1 par value; 20,000,000 shares authorized; 14,658,042 shares issued and outstanding	14,658	14,658
Paid in capital	45,563	45,672
Retained earnings	129,996	124,882
Accumulated other comprehensive loss	(3,832)	(3,325)
Treasury stock, at cost; 524,867 (2006) and 636,125 (2005) shares	(9,440)	(11,443)

Total shareholders’ equity	176,945	170,444

Total liabilities & shareholders’ equity	$2,145,839	$2,099,639

The accompanying notes are an integral part of this statement.

Back to Index

SOUTHWEST BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,

(Dollars in thousands, except earnings per share data)	2006	2005

Interest income:
Interest and fees on loans	$36,718	$29,923
Investment securities:
U.S. government and agency obligations	2,196	1,602
Mortgage-backed securities	245	143
State and political subdivisions	33	58
Other securities	196	200
Other interest-earning assets	20	20

Total interest income	39,408	31,946

Interest expense:
Interest-bearing demand	63	76
Money market accounts	3,748	1,904
Savings accounts	5	5
Time deposits of $100,000 or more	6,182	4,132
Other time deposits	3,407	1,824
Other borrowings	2,889	1,668
Subordinated debentures	872	1,245

Total interest expense	17,166	10,854

Net interest income	22,242	21,092

Provision for loan losses	2,676	4,309

Other income:
Service charges and fees	2,774	2,495
Other noninterest income	552	372
Gain on sales of loans	905	853
Gain (loss) on investment securities	(263)	—

Total other income	3,968	3,720

Other expense:
Salaries and employee benefits	7,240	6,212
Occupancy	2,567	2,346
FDIC and other insurance	127	117
Other real estate	108	164
General and administrative	3,148	3,305

Total other expense	13,190	12,144

Income before taxes	10,344	8,359
Taxes on income	4,065	2,973

Net income	$6,279	$5,386

Basic earnings per share	$0.4500	$0.4400

Diluted earnings per share	$0.4400	$0.4300

Cash dividends declared per share	$0.0825	$0.0750

The accompanying notes are an integral part of this statement.

Back to Index

SOUTHWEST BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,

(Dollars in thousands)	2006	2005

Operating activities:
Net income	$6,279	$5,386
Adjustments to reconcile net income to net
cash (used in) provided from operating activities:
Provision for loan losses	2,676	4,309
Deferred taxes	(300)	(209)
Depreciation and amortization expense	714	649
Amortization of premiums and accretion of discounts on securities, net	20	32
Amortization of intangibles	93	86
Stock based compensation	283	—
(Gain) Loss on investment securities	263	—
(Gain) Loss on sales of loans	(807)	(853)
(Gain) Loss on sales of premises/equipment	(4)	3
Proceeds from sales of residential mortgage loans	13,925	14,898
Residential mortgage loans originated for resale	(12,741)	(15,879)
Proceeds from sales of student loans	216,808	179,997
Student loans originated for resale	(217,400)	(220,871)
Tax benefit from exercise of stock options	—	378
Changes in assets and liabilities:
Accrued interest receivable	(791)	(1,523)
Other assets	(443)	(2,527)
Income taxes payable	3,233	(265)
Excess tax benefit from share-based payment arrangements	(499)	—
Accrued interest payable	(47)	1,359
Other liabilities	(3,233)	(848)

Net cash (used in) provided from operating activities	8,029	(35,878)

Investing activities:
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	—	530
Available for sale securities	1,203	995
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(2,111)	(123)
Purchases of available for sale securities	(3,971)	—
Loans originated and principal repayments, net	(40,982)	(17,805)
Purchases of premises and equipment	(1,019)	(687)
Proceeds from sales of premises and equipment	37	24

Net cash (used in) provided from investing activities	(46,843)	(17,066)

Financing activities:
Net increase (decrease) in deposits	41,392	128,876
Net increase (decrease) in other borrowings	(892)	(52,157)
Net proceeds from issuance of common stock	925	812
Excess tax benefit from share-based payment arrangements	499	—
Common stock dividends paid	(1,052)	(847)

Net cash (used in) provided from financing activities	40,872	76,684

Net increase (decrease) in cash and cash equivalents	2,058	23,740
Cash and cash equivalents,
Beginning of period	50,277	24,097

End of period	$52,335	$47,837

The accompanying notes are an integral part of this statement.

Back to Index

SOUTHWEST BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)	Common Stock		Paid in Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Treasury Stock	Total Share- holders' Equity

	Shares	Amount

Balance, January 1, 2006	14,658,042	$14,658	$45,672	$124,882	$(3,325)	$(11,443)	$170,444

Cash dividends declared:
Common, $0.0825 per share, and other dividends	—	—	—	(1,165)	—	—	(1,165)
Common stock issued:
Employee Stock Option Plan	—	—	(905)	—	—	1,789	884
Employee Stock Purchase Plan	—	—	3	—	—	16	19
Dividend Reinvestment Plan	—	—	2	—	—	20	22
Restricted Stock	—	—	37	—	—	178	215
Tax benefit related to exercise of stock options	—	—	754	—	—	—	754
Other comprehensive income (loss), net of tax	—	—	—	—	(507)	—	(507)
Net income	—	—	—	6,279	—	—	6,279

Balance, March 31, 2006	14,658,042	$14,658	$45,563	$129,996	$(3,832)	$(9,440)	$176,945

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended March 31,

(Dollars in thousands)	2006	2005

Net income	$6,279	$5,386

Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities	(1,094)	(3,125)
Reclassification adjustment for (gains) losses arising during the period	263	—

Other comprehensive income (loss), before tax	(831)	(3,125)
Tax (expense) benefit related to items of other comprehensive income (loss)	324	1,213

Other comprehensive income (loss), net of tax	(507)	(1,912)

Comprehensive income	$5,772	$3,474

The accompanying notes are an integral part of this statement.

Back to Index

SOUTHWEST BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1: GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal, recurring adjustments. The results of operations for the three months ended March 31, 2006 and the cash flows for the three months ended March 31, 2006 should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2: PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Southwest Bancorp, Inc. (“Southwest”), its wholly owned financial institution subsidiaries, the Stillwater National Bank and Trust Company (“Stillwater National”), SNB Bank of Wichita (“SNB Wichita”), and its management consulting subsidiaries, Healthcare Strategic Support, Inc. (“HSSI”), and Business Consulting Group, Inc. (“BCG”). All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 3: INVESTMENT SECURITIES

The following table presents securities with gross unrealized losses and fair value by length of time that the individual securities had been in a continuous unrealized loss position at March 31, 2006. Securities whose market values exceed cost are excluded from this table.

	Continuous Unrealized Loss Existing for:

(Dollars in thousands)	Number of Securities	Amortized Cost	Less Than 12 Months	More Than 12 Months	Fair Value

Held to Maturity:
U.S. government and agency obligations	1	$1,003	$—	$(3)	$1,000
Obligations of state and political subdivisions	1	531	(3)	—	528

Total	2	$1,534	$(3)	$(3)	$1,528

Available for Sale:
U.S. government and agency obligations	88	$218,394	$(1,576)	$(4,393)	$212,425
Obligations of state and political subdivisions	1	1,250	(34)	—	1,216
Mortgage-backed securities	39	21,031	(115)	(226)	20,690
Other debt securities	2	1,000	(15)	—	985

Total	130	$241,675	$(1,740)	$(4,619)	$235,316

Southwest evaluates securities on an individual basis for other-than-temporary impairment on at least a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of Southwest to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Because the declines in fair value noted above were attributable to increases in interest rates and not attributable to credit quality and because Southwest has the ability and intent to hold all of these investments until a market price recovery or maturity, the impairment of these investments is not deemed to be other-than-temporary.

Back to Index

During 2006, Southwest determined that the unrealized losses associated with certain debt securities were other than temporary due to sustained declines in market value. Because management does not intend to hold these securities for a period of time sufficient for them to recover the unrealized losses, impairment charges of $263,000 were recorded in the first quarter 2006 to reduce the carrying values of the securities to their market values.

NOTE 4: LOANS RECEIVABLE

Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Kansas and Texas. Its commercial lending operations are concentrated in the Oklahoma City, Stillwater, and Tulsa areas of Oklahoma; in Wichita and Kansas City, Kansas; and in the Dallas, Austin, and San Antonio, Texas metropolitan areas. As a result, the collectibility of Southwest’s loan portfolio can be affected by changes in the economic conditions in these three states and in those metropolitan areas. At March 31, 2006 and December 31, 2005, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets, or were guaranteed by agencies of the United States government or, in the case of private student loans, insured by a private insurer.

At March 31, 2006, loans to individuals and businesses in the healthcare industry totaled approximately $445.6 million, or 25%, of total loans and student loans totaled approximately $378.4 million, or 21%, of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% or more of total loans.

Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates. Total nonaccrual loans increased $1.5 million, or 7%, from December 31, 2005, and total nonperforming loans increased $1.7 million, or 7%. Total nonperforming assets of $32.4 million (which includes other real estate owned) increased $1.7 million, or 6%, from year-end 2005.

(Dollars in thousands)	At March 31, 2006	At December 31, 2005

Nonaccrual loans (1)	$23,555	$22,099
Past due 90 days or more	1,763	1,486

Total nonperforming loans	25,318	23,585
Other real estate owned	7,124	7,130

Total nonperforming assets	$32,442	$30,715

Nonperforming loans to loans receivable	1.43%	1.36%
Allowance for loan losses to nonperforming loans	97.80%	100.96%
Nonperforming assets to loans receivable and other real estate owned	1.82%	1.76%

(1) The government-guaranteed portion of loans included in these totals was $1.5 million (2006) and $1.6 million (2005).

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $23.6 million at March 31, 2006. All of the nonaccruing assets are subject to regular tests for impairment as part of Southwest’s allowance for loan losses methodology (see below).

During the first three months of 2006, $81,000 in interest income was received on nonaccruing loans. If interest on those loans had been accrued for the three months ended March 31, 2006, additional total interest income of $376,000 would have been recorded.

Performing loans considered potential nonperforming loans (loans that are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems cause management to have doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may become nonperforming in the future) amounted to approximately $61.6 million at March 31, 2006, compared to $62.2 million at December 31, 2005, a decrease of 1%. Loans may be monitored by management

Back to Index

and reported as potential nonperforming loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.

NOTE 5: ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LOAN COMMITMENTS

Activity in the allowance for loan losses is shown below for the indicated periods.

(Dollars in thousands)	For the three months ended March 31, 2006	For the year ended December 31, 2005

Balance at beginning of period	$23,812	$18,991
Loans charged-off:
Real estate mortgage	81	2,872
Real estate construction	103	155
Commercial	1,557	8,587
Installment and consumer	67	406

Total charge-offs	1,808	12,020
Recoveries:
Real estate mortgage	31	186
Real estate construction	—	1
Commercial	43	706
Installment and consumer	6	163

Total recoveries	80	1,056

Net loans charged-off	1,728	10,964
Provision for loan losses	2,676	15,785

Balance at end of period	$24,760	$23,812

Loans outstanding:
Average	$1,806,159	$1,734,501
End of period	1,774,981	1,735,880
Net charge-offs to total average loans (annualized)	0.39%	0.63%
Allowance for loan losses to total loans (end of period)	1.39%	1.37%

The allowance for loan losses is established through a provision for loan losses charged to operations. Loan amounts which are determined to be uncollectible are charged against this allowance, and recoveries, if any, are added to the allowance. The appropriate amount of the allowance is based on continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio using a systematic methodology. Southwest’s methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and an unallocated allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases. Loss factors generally are based on Southwest’s historical loss experience in the various portfolio categories over the prior eighteen months or twelve months, but may be adjusted for categories where eighteen and twelve month loss experience is historically unusual. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses. Formula allowances also are established for loans that do not have specific allowances according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each credit grade. Specific allowances are established in cases where management has identified significant conditions or circumstances related to individual loans that management believes indicate the probability that losses may be incurred in an amount different from the amounts determined by application of the formula allowance. Specific allowances include amounts related to loans that are identified for evaluation of impairment. A loan is considered to be impaired when, based on current information and events, it is probable that Southwest will be unable to collect all amounts due according to the contractual terms of the loan agreement. The allowance for loan losses related to loans that are evaluated for impairment is based either on the discounted cash flows using the loan’s initial effective interest rate or on the fair value of the collateral for certain collateral dependent loans. Smaller balance, homogeneous loans, including mortgage, student, and consumer loans, are collectively evaluated for

Back to Index

impairment. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. All of Southwest’s nonaccrual loans are considered to be impaired loans. The unallocated allowance is based upon management’s evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. These factors may include general economic and business conditions affecting lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal credit examiners, and management’s judgment with respect to various and other conditions including credit administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. There were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance during the first three months of 2006. Southwest determined the level of the allowance for loan losses at March 31, 2006, was appropriate, based on that methodology.

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

At March 31, 2006, the reserve for unfunded loan commitments was $1.5 million, a decrease of $368,000, or 19%, from the amount at December 31, 2005. The reserve, which is included in other liabilities on Southwest’s statement of financial condition, is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.

NOTE 6: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

All derivative instruments are carried at fair value. Assets are recorded for any unrealized gains and liabilities are recorded for any unrealized losses on such instruments. Southwest uses derivative instruments to minimize the effects of interest rate volatility on net interest income and employs fair value hedging strategies to accomplish this goal. Southwest closely matches derivative instruments with on-balance sheet risks. Southwest utilizes interest rate swap derivatives as one method to manage a portion of its interest rate risk from recorded financial assets and liabilities. These derivatives are utilitized when they can be demonstrated to effectively hedge a designated asset or liability and such asset or liability exposes Southwest to interest rate risk.

Southwest accounts for derivatives under Statement of Financial Accounting Standard (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Upon entering into a derivative instrument, Southwest designates a fair value hedging relationship or a cash flow hedging relationship, pursuant to SFAS No. 133. These Standards require recognition of all derivatives as either assets or liabilities in the balance sheet and require measurement of those instruments at fair value through adjustments to either other comprehensive income, current earnings, or both, as appropriate.

The decision to enter into an interest rate swap is made after considering the asset/liability position, the desired asset/liability sensitivity and interest rate levels. Prior to entering into a hedge transaction, Southwest formally documents the relationship between hedging instruments and the hedged items, as well as the risk management objective for undertaking the various hedge transactions.

The following is a summary of Southwest’s accounting policies for derivative instruments and its activities under SFAS No. 149 and SFAS No. 133.

Fair Value Hedges

Southwest uses interest rate swaps in order to offset changes in fair value of fixed rate liabilities that occur during periods of interest rate volatility. Southwest is able to demonstrate an effective hedging relationship between derivatives and matched items by proving that their changes in fair values substantially offset. Southwest enters

Back to Index

into interest rate swap agreements with the objective of converting the fixed interest rate on retail brokered CDs to a variable interest rate. The swap agreements require Southwest to pay a variable rate of interest based on a spread to the one-month London Interbank Offered Rate (“LIBOR”) and to receive a fixed rate of interest equal to that of the retail brokered CD (hedged item). Under the swap agreements, Southwest is to pay variable interest payments on a monthly basis; fixed interest payments are to be received on the maturity date of the swap agreement, except for two agreements that pay semi-annually. Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recorded as an adjustment of interest expense of the hedged item. The net cash flows related to fair value hedges decreased interest expense on certificates of deposit by $42,000 for the three months ended March 31, 2006. All of the interest rate swaps outstanding at March 31, 2006 will expire during 2007.

Fair value hedges are accounted for at fair value. The swaps qualify for the “shortcut method” under SFAS No. 133. Based on this shortcut method, no ineffectiveness is assumed. As a result, changes in the fair value of the swaps directly offset changes in the fair value of the underlying hedged item (i.e., retail brokered CDs). All changes in fair value are measured on a quarterly basis.

The notional amounts, weighted average interest rates paid and received and weighted average term to maturity of the interest rate swap agreements as of March 31, 2006 were as follows:

(Dollars in thousands)	March 31, 2006

Notional amount	$110,000
Gross unrealized losses	$(158)
Weighted average pay rate	4.46%
Weighted average receive rate	4.86%
Weighted average maturity in months	11

Southwest is exposed to credit risk on derivative instruments if the counterparty should fail to perform under the terms of the contract. Southwest manages credit risk through the use of comprehensive credit approval processes, the selection of the only creditworthy counterparties and effective collateral administration. The amount of credit exposure is limited to the net interest receivable and the fair market value of the derivative contracts in gain positions reduced by the value of any collateral pledged by the counterparty. As of March 31, 2006, the net credit exposure associated with derivative instruments totaled $172,000. The notional amount of the swap position at March 31, 2006 is with two counterparties.

NOTE 7: SHARE-BASED COMPENSATION

Stock Options

The Southwest Bancorp, Inc. 1994 Stock Option Plan and 1999 Stock Option Plan (the “Stock Plans”) provide selected key employees with the opportunity to acquire common stock. The exercise price of all options granted under the Stock Plans is the fair market value on the grant date. Depending upon terms of the stock option agreements, stock options generally become exercisable on an annual basis and expire from five to ten years after the date of grant.

Effective January 1, 2006, Southwest adopted the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123 (R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method of transition. Under the provisions of SFAS No. 123(R), the estimated fair value of share-based awards granted under the Stock Plans is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS No. 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) options granted prior to the effective date of adoption that remain nonvested on the date of adoption.

Prior to January 1, 2006, Southwest accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with FASB Statement 123, Accounting for Stock-Based

Back to Index

Compensation, as amended by FASB Statement 148, Accounting for Stock-Based Compensation –Transition and Disclosure, and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant. Prior to January 1, 2006 Southwest was appropriately including the pro-forma disclosures in accordance with FASB Statement 123 and FASB Statement 148. Therefore, the results as of March 31, 2006 are not directly comparable to the same period in the prior year.

Southwest recorded $255,000 of total share-based compensation expense for the three-month period ended March 31, 2006 as required by the provisions of SFAS No. 123(R). The after tax impact was $.01 per share (both basic and diluted. The share-based compensation expense is calculated using the accrual method, which treats each vesting tranche as a separate award and amortizes expense evenly from grant date to vest date for each tranche. This charge had no impact on Southwest’s reported cash flows. The $0.41 deferred tax asset that was recorded related to this compensation expense was approximately $46,000. For the three-month period ended March 31, 2005, the Company recorded no share-based compensation expense pursuant to APB 25.

As required by SFAS No. 123(R), Southwest has presented pro forma disclosures of its net income and net income per share for the current and prior period, assuming the estimated fair value of the options granted prior to January 1, 2006 was amortized to expense over the option-vesting period as illustrated below.

(Dollars in thousands, except per share data)	For the three months ended March 31, 2005

Net income, as reported	$5,386
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(198)

Proforma net income	$5,188

Earnings per share:
Basic — as reported	$0.44
Basic — proforma	$0.43
Diluted — as reported	$0.43
Diluted — proforma	$0.41

For purposes of the disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS No. 123(R), Southwest has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table. In the first quarter 2006, Southwest changed its assumption of the expected life of stock options granted from 5 years to 2.5 years based on a study of options granted in the years 2000 and 2001, all of which expired at the end of 5 years for which the average life was 2.5 years. Southwest will continue to monitor the actual expected term of stock options and will adjust the expected term used in the valuation process when the difference is determined to be significant.

	Risk-Free Interest Rate	Expected Dividend Yield	Expected Volatility	Expected Option Term (in years)

First quarter 2006	4.75%	1.49%	24.48%	2.50
First quarter 2005	4.00%	1.52%	29.54%	5.00

Back to Index

The Black-Scholes option pricing model requires the input of highly subjective assumptions. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which result in changes to these assumptions and methodologies, which could materially impact Southwest’s fair value determination.

The amortization of stock-based compensation reflects estimated forfeitures and will be adjusted for actual forfeiture experience as it occurs in future periods.

A summary of option activity under the Stock Plans as of March 31, 2006, and changes during the three month period then ended is presented below.

	Number of Options	Weighted Average Exercise Price	Weighted Average Aggregate

			Remaining Contractual Life (Years)	Intrinsic Value (dollars in thousands)

Outstanding at December 31, 2005	921,873	$11.21

Granted	97,372	22.13
Exercised	(99,368)	8.89
Canceled/expired	(3,333)	22.01

Outstanding at March 31, 2006	916,544	$12.49	3.27	$8,934

Total exercisable at March 31, 2006	646,189	$12.16	2.92	$6,507

The weighted average, grant date fair value of options granted during the three month period ended March 31, 2006, was $4.05. The total intrinsic value of options exercised during the three month period ended March 31, 2006, was $1.3 million; the amount of cash received from those exercises was $883,400. All shares issued upon exercise of options during the three month period ended March 31, 2006, were issued out of treasury shares. The fair value of options that became vested during the quarter is $442,000.

Back to Index

A summary of the status of Southwest’s nonvested shares as of March 31, 2006, and changes during the three month period then ended is presented below.

	Nonvested Shares	Weighted Average Grant Date Fair Value

Nonvested Balance at December 31, 2005	285,749	$3.57

Granted	97,372	4.05
Vested	(109,433)	4.04
Forfeited	(3,333)	4.03

Nonvested Balance at March 31, 2006	270,355	$3.55

As of March 31, 2006, there was $560,500 of total unrecognized compensation expense related to stock option arrangements granted under the Stock Plans. This expense is expected to be recognized over a weighted average period of 3.75 years.

Restricted Stock

In March 2005 and January 2006, outside directors were awarded 9,900 shares in restricted common shares (19,800 total shares) at grant date fair values of $19.75 and $21.725, respectively. During the first three months of 2006, $17,255 in compensation expense, net of tax, was recorded related to all restricted shares outstanding and is included in the compensation expense amounts for 2006; $3,620 in compensation expense, net of tax, was recorded in the first quarter of 2005.

The restricted stock grants vest one-third on the first, second and third annual anniversaries of the date of grant, provided the director remains a director of Southwest or a subsidiary on those dates. The restrictions on the 19,800 outside directors’ shares expire three years after the award date. Southwest will continue to recognize compensation expense over the restricted periods.

NOTE 8: EARNINGS PER SHARE

Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury stock method. At March 31, 2006 and 2005, there were 17,500 and 130,736 antidilutive options to purchase common shares, respectively.

The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:

	For the three months ended March 31,

(Weighted average shares outstanding)	2006	2005

Basic earnings per share	14,075,998	12,154,300
Dilutive securities	330,913	425,641

Diluted earnings per share	14,406,911	12,579,941

Back to Index

NOTE 9: OPERATING SEGMENTS

Southwest operates four principal segments: Oklahoma Banking, Other States Banking, Secondary Market, and Other Operations. The Oklahoma Banking segment consists of three operating units that provide lending and deposit services to customers in the state of Oklahoma. The Other States Banking segment consists of four operating units that provide lending and deposit services to the customers in the states of Texas and Kansas. The Secondary Market segment consists of two operating units that provide student lending services to post-secondary students in Oklahoma and several other states and residential mortgage lending services to customers in Oklahoma, Texas, and Kansas. Southwest’s fund management unit is included in Other Operations. The primary purpose of the fund management unit is to manage Southwest’s overall liquidity needs and interest rate risk. Each segment borrows funds from and provides funds to the fund management unit as needed to support its operations. The Other Operations segment also includes SNB Investor Services and nonbank cash machine operations; these operations are discussed more fully in the 2005 Annual Report.

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

Back to Index

The following table summarizes financial results by operating segment:

	For the Three Months Ended March 31, 2006

(Dollars in thousands)	Oklahoma Banking	Other States Banking	Secondary Market	Other Operations	Total Company

Net interest income	$11,441	$6,185	$2,837	$1,779	$22,242
Provision for loan losses	1,452	1,224	—	—	2,676
Other income	1,826	287	1,009	846	3,968
Other expenses	7,253	3,067	1,239	1,631	13,190

Income (loss) before taxes	4,562	2,181	2,607	994	10,344
Taxes on income	1,697	794	977	597	4,065

Net income (loss)	$2,865	$1,387	$1,630	$397	$6,279

Fixed asset expenditures	$2	$82	$—	$935	$1,019
Total loans at period end	846,045	545,825	383,164	(53)	1,774,981
Total assets at period end	852,909	538,670	398,616	355,644	2,145,839

	For the Three Months Ended March 31, 2005

(Dollars in thousands)	Oklahoma Banking	Other States Banking	Secondary Market	Other Operations	Total Company

Net interest income	$10,874	$4,371	$5,785	$62	$21,092
Provision for loan losses	3,130	1,179	—	—	4,309
Other income	1,704	226	876	914	3,720
Other expenses	6,937	2,590	1,376	1,241	12,144

Income (loss) before taxes	2,511	828	5,285	(265)	8,359
Taxes on income	907	298	1,869	(101)	2,973

Net income (loss)	$1,604	$530	$3,416	$(164)	$5,386

Fixed asset expenditures	$188	$116	$—	$383	$687
Total loans at period end	877,435	399,343	396,820	180	1,673,778
Total assets at period end	895,612	396,266	416,666	286,025	1,994,569

NOTE 10. ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

In March of 2006, the Financial Accounting Standards Board issued Financial Accounting Statement No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), an amendment to FAS Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Southwest plans to adopt this statement on January 1, 2007 and anticipates continuing to use the amortized cost method for recording mortgage service rights as allowed by FAS No. 156.

* * * * * * *

Back to Index

SOUTHWEST BANCORP, INC.

UNAUDITED AVERAGE BALANCES, YIELDS AND RATES

The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the three months ended March 31,

(Dollars in thousands)	2006		2005

	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate

Assets
Total loans	$1,806,159	8.24%	$1,713,666	7.08%
Investment securities	272,088	3.98	218,570	3.72
Other interest-earning assets	1,918	4.23	3,393	2.39

Total interest-earning assets	2,080,165	7.68	1,935,629	6.69
Other assets	96,913		83,676

Total assets	$2,177,078		$2,019,305

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$55,455	0.46%	$64,266	0.48%
Money market accounts	397,990	3.82	377,642	2.04
Savings accounts	8,890	0.23	8,539	0.24
Time deposits	987,972	3.94	943,008	2.56

Total interest-bearing deposits	1,450,307	3.75	1,393,455	2.31
Other borrowings	268,112	4.37	222,330	3.04
Subordinated debentures	46,393	7.52	72,180	6.90

Total interest-bearing liabilities	1,764,812	3.94	1,687,965	2.61
Noninterest-bearing demand deposits	219,108		185,636
Other liabilities	17,266		15,126
Shareholders’ equity	175,892		130,578

Total liabilities and shareholders’ equity	$2,177,078		$2,019,305

Interest rate spread		3.74%		4.08%

Net interest margin (1)		4.34%		4.42%

Ratio of average interest-earning assets to average interest-bearing liabilities	117.87%		114.67%

(1)	Net interest margin = annualized net interest income / average interest-earning assets

Back to Index

SOUTHWEST BANCORP, INC.

UNAUDITED RATE VOLUME TABLE

The following table analyzes changes in interest income and interest expense of Southwest for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by the prior period’s rate); and (ii) changes in rates (changes in rate multiplied by the prior period’s volume). Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.

(Dollars in thousands)	For the first three months of 2006 vs. 2005

		Due to Change In Average:
	Increase Or
	(Decrease)	Volume	Rate

Interest earned on:
Loans receivable (1)	$6,795	$1,681	$5,114
Investment securities	667	517	150
Other interest-earning assets	—	(11)	11

Total interest income	7,462	2,504	4,958

Interest paid on:
Interest-bearing demand	(13)	(10)	(3)
Money market accounts	1,844	108	1,736
Time deposits	3,633	296	3,337
Other borrowings	1,221	392	829
Subordinated debentures	(373)	(477)	104

Total interest expense	6,312	515	5,797

Net interest income	$1,150	$1,989	$(839)

(1)

Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

Back to Index

SOUTHWEST BANCORP, INC.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Forward-Looking Statements. This management’s discussion and analysis of financial condition and results of operations, the notes to Southwest’s unaudited consolidated financial statements, and other portions of this report include forward-looking statements such as: statements of Southwest’s goals, intentions, and expectations; estimates of risks and of future costs and benefits; expectations regarding future financial performance of Southwest and its operating segments; assessments of loan quality, probable loan losses, and the amount and timing of loan payoffs; liquidity, contractual obligations, off-balance sheet risk, and market or interest rate risk; and statements of Southwest’s ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws, regulations, and accounting principles; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest’s past growth and performance do not necessarily indicate its future results.

You should read this management’s discussion and analysis of Southwest’s consolidated financial condition and results of operations in conjunction with Southwest’s unaudited consolidated financial statements and the accompanying notes.

GENERAL

Southwest Bancorp, Inc. (“Southwest”) is a financial holding company for the Stillwater National Bank and Trust Company (“Stillwater National”), SNB Bank of Wichita (“SNB Wichita”), Healthcare Strategic Support, Inc. (“HSSI”), and Business Consulting Group, Inc. (“BCG”). Through its subsidiaries, Southwest offers commercial and consumer lending, deposit and investment services, and specialized cash management, consulting and other financial services from offices in Oklahoma City, Stillwater, Tulsa, and Chickasha, Oklahoma; Wichita and Kansas City, Kansas; and Dallas, Austin and San Antonio, Texas and on the Internet, through SNB DirectBanker®. Southwest’s banking philosophy is to provide a high level of customer service, a wide range of financial services, and products responsive to customer needs with a focus on serving healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate borrowers. This philosophy has led to the development of a line of deposit, lending, and other financial products that respond to professional and commercial customer needs for speed, efficiency, and information, and complement more traditional banking products. Such specialized financial services include integrated document imaging and cash management services designed to help our customers in the healthcare industry and other record-intensive enterprises operate more efficiently, and management consulting services through Southwest’s management consulting subsidiaries: HSSI, which serves physicians, hospitals, and healthcare groups, and BCG, which serves small and large commercial enterprises. Information regarding Southwest is available on line at www.oksb.com. Information regarding the products and services of Southwest’s subsidiaries is available on line at www.banksnb.com and www.snbwichita.com. The information on these websites is not a part of this report on form 10-Q.

Southwest’s strategic focus includes expansion in carefully selected geographic markets based upon a tested business model developed in connection with its expansion into Oklahoma City in 1982 and into Tulsa in 1985. This geographic expansion is based on identification of markets with concentrations of customers in Southwest’s traditional areas of expertise: healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate lending, and makes use of traditional and specialized financial services.

Beginning in 2002, Southwest has expanded operations into the states of Kansas and Texas. At March 31, 2006, these offices accounted for $545.8 million in loans (39% of portfolio loans and 31% of total loans, which include loans held for sale). During the first three months of 2006, these offices produced $1.4 million in net income (22% of the consolidated total), and $22.5 million in asset growth. Southwest has received regulatory approval to open two branch offices in Austin, Texas and one branch office in San Antonio, Texas to replace existing loan production offices; one of the Austin branches and one in San Antonio is currently accepting deposits.

Back to Index

Southwest currently plans to open two to four additional offices in Texas, including one or more in the Houston area. The timing of new office openings in these targeted markets depends primarily on executive staffing..

The Oklahoma Banking segment accounted for $2.9 million, or 46%, of year-to-date net income, and experienced a $9.3 million increase in total assets during the first three months of 2006.

Southwest has a long history of student and residential mortgage lending. These operations comprise the Secondary Market business segment. During the first three months of 2006, this segment produced $1.6 million in net income, and $676,000 in asset growth since December 31, 2005. Asset growth was limited during the first quarter because, while originations of student loans totaled $217.4 million during the quarter, sales proceeds totaled $216.8 million resulting in minimal change in the balance of student loans outstanding at quarter-end. Loan volumes in the Secondary Market segment may vary significantly from period to period.

Southwest conducts general consumer banking operations, and may establish or acquire additional community banking offices in selected markets.

For additional information on Southwest’s operating segments, please see Note 9, Operating Segments, in the Notes to Unaudited Consolidated Financial Statements. The total of net income of the segments discussed above does not equal consolidated net income for the first three months of 2006 due to income and expenses allocated to the Other Operations segment, which provides funding and liquidity services to the rest of the organization.

Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest became a public company in late 1993 with assets of approximately $434 million. At March 31, 2006, Southwest had total assets of $2.1 billion, deposits of $1.7 billion, and shareholders’ equity of $176.9 million.

Recent Developments

On April 26, 2006, Southwest entered into an agreement to acquire McMullen Bank, which has offices in San Antonio and Tilden, Texas. This all-cash acquisition is part of Southwest’s Texas branching strategy, and will provide an additional branch in the San Antonio Market—one that has high concentrations of healthcare, business professional, and commercial real estate enterprises. McMullen Bank has assets of approximately $35 million. Because of its size, the acquisition is not expected to have a material effect on Southwest’s 2006 or 2007 earnings, but is expected to provide a base for continued loan and deposit growth in the greater San Antonio Market. In the acquisition, which is subject to the approval of McMullen Bank’s shareholders and regulatory authorities, McMullen Bank would be merged into Stillwater National, which plans to continue operating its current San Antonio office and both of McMullen Bank’s offices after the merger. Closing is expected in the third quarter.

In February 2006, the FASB issued Financial Accounting Statement No. 155, Accounting for Certain Hybrid Financial Instruments, Southwest does not have any financial instruments that would be subject to this statement and does not anticipate that the related adoption of the statement effective January 1, 2007, will have any material effects.

Back to Index

FINANCIAL CONDITION

Total Assets and Investment Securities

Southwest’s total assets were $2.1 billion at March 31, 2006 and December 31, 2005.

Southwest’s investment security portfolio increased $3.8 million, or 1%, from $268.1 million at December 31, 2005 to $271.9 million at March 31, 2006. The increase occurred primarily in equity securities, which increased $3.1 million, or 20%, during the first three months of 2006.

Loans

Total loans, including loans held for sale, were $1.8 billion at March 31, 2006, a 2% increase from December 31, 2005. Southwest experienced increases in all categories of loans, except one-to-four family residential and other installment and consumer loans, as shown in the following table:

(Dollars in thousands)	March 31, 2006	December 31, 2005	$ Change	% Change

Real estate mortgage
Commercial	$573,842	$563,074	$10,768	1.91%
One-to-four family residential	91,007	93,478	(2,471)	(2.64)
Real estate construction	302,698	299,344	3,354	1.12
Commercial	401,820	374,101	27,719	7.41
Installment and consumer
Student loans	378,372	377,110	1,262	0.33
Other	27,242	28,773	(1,531)	(5.32)

Total loans	$1,774,981	$1,735,880	$39,101	2.25%

The composition of loans held for sale included in total loans is shown in the following table.

(Dollars in thousands)	March 31, 2006	December 31, 2005	$ Change	% Change

Student loans	$378,372	$377,110	$1,262	0.33%
One-to-four family residential	1,718	3,236	(1,518)	(46.91)
Other loans held for sale	3,074	3,101	(27)	(0.87)

Total loans held for sale	$383,164	$383,447	($283)	(0.07)%

Management determines the appropriate level of the allowance for loan losses using a systematic methodology. (See Note 5, “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments,” in the Notes to Unaudited Consolidated Financial Statements.) The allowance for loan losses increased by $948,000, or 4%, from December 31, 2005 to March 31, 2006. The increase in the allowance was the result of increases in loss factors for performing secured commercial loans and other installment and consumer loans, greater allowances relating to high risk rated but unimpaired loans, and an increase in the general allocation allowance, offset in part by a decrease in the allowance required for impaired loans.

At March 31, 2006, the allowance for loan losses was $24.8 million, or 1.39% of total loans and 97.80% of nonperforming loans, compared to $23.8 million, or 1.37% of total loans and 100.96% of nonperforming loans, at December 31, 2005. (See “Results of Operations-Provision for Loan Losses.”)

At the beginning of 2005, Southwest reported a reserve for unfunded loan commitments as a liability on Southwest’s statement of financial condition. The reserve formerly was presented within the allowance for loan losses. At March 31, 2006, this reserve for unfunded loan commitments was $1.5 million, a $368,000, or 19%, decrease from the amount at December 31, 2005.

Back to Index

Deposits and Other Borrowings

Southwest’s deposits were $1.7 billion at March 31, 2006, an increase of $41.4 million, or 3%, from $1.7 billion at December 31, 2005. Increases occurred in all categories of deposits other than money market accounts as shown in the following table:

(Dollars in thousands)	March 31, 2006	December 31, 2005	$ Change	% Change

Noninterest-bearing demand	$229,979	$224,555	$5,424	2.42%
Interest-bearing demand	58,188	49,235	8,953	18.18
Money market accounts	389,688	402,709	(13,021)	(3.23)
Savings accounts	9,233	8,765	468	5.34
Time deposits of $100,000 or more	637,575	608,989	28,586	4.69
Other time deposits	374,549	363,567	10,982	3.02

Total deposits	$1,699,212	$1,657,820	$41,392	2.50%

Stillwater National has unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Citigroup Global Markets, Inc., Wachovia Securities LLC, UBS Financial Services, Inc., RBC Dain Rauscher, Morgan Stanley & Co., Inc., and CountryWide Securities that total $1.5 billion. At March 31, 2006, $399.2 million in these retail certificates of deposit were included in time deposits of $100,000 or more, an increase of $20.4 million, or 5%, from year-end 2005.

Other borrowings decreased $892,000, or less than 1%, to $203.6 million during the first three months of 2006.

Shareholders’ Equity

Shareholders’ equity increased $6.5 million, or 4%, due primarily to earnings of $6.3 million for the first three months of 2006, offset by dividends declared totaling $1.2 million. Sales of common stock through the dividend reinvestment plan, the employee stock purchase plan, and the employee stock option plan contributed an additional $1.9 million to shareholders’ equity in the first quarter, including tax benefits realized by Southwest relating to option exercises. Net unrealized holding losses on investment securities available for sale (net of tax) increased to a loss of $3.8 million at March 31, 2006 compared to a loss of $3.3 million at December 31, 2005.

At March 31, 2006, Southwest, Stillwater National and SNB Wichita continued to exceed all applicable regulatory capital requirements.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 and 2005

Net income for the first quarter of 2006 of $6.3 million represented an increase of $893,000, or 17%, over the $5.4 million earned in the first quarter of 2005. Diluted earnings per share were $0.44 compared to $0.43, a 2% increase. In late June 2005, Southwest completed a public offering of its common stock to provide funds for future growth. The difference between the percentage growth in net income and growth in earnings per share reflects the effects of the additional shares issued in this offering. The increase in net income was primarily the result of a $1.2 million, or 5%, increase in net interest income (fueled by growth of interest-earning assets), a $1.6 million, or 38%, decrease in the provision for loan losses, and a $248,000, or 7%, increase in other income (due mainly to increased service charges on deposit accounts), offset in part by a $1.0 million, or 9%, increase in other expense (mainly as a result of increased salaries and employee benefits, occupancy, and general and administrative expenses), and a $1.1 million, or 37%, increase in taxes on income.

On an operating segment basis, the increase in net income was led by a $1.3 million increase from the Oklahoma Banking segment, an $857,000 increase from the Other States Banking segment, and a $561,000 increase from the Other Operations segment partially offset by a $1.8 million reduction from the Secondary Market segment. The contribution from the Secondary Market segment may vary significantly from period to period as a result of

Back to Index

changes in loan volume, interest rates and market behavior; the number of schools participating in Southwest’s student lending programs, the sizes of their enrollment, and the graduation status of student borrowers; and other factors.

Net Interest Income

	For the three months ended March 31,

(Dollars in thousands)	2006	2005	$ Change	% Change

Interest income:
Interest and fees on loans	$36,718	$29,923	$6,795	22.71%
Investment securities:
U.S. government and agency obligations	2,196	1,602	594	37.08
Mortgage-backed securities	245	143	102	71.33
State and political subdivisions	33	58	(25)	(43.10)
Other securities	196	200	(4)	(2.00)
Other interest-earning assets	20	20	—	—

Total interest income	39,408	31,946	7,462	23.36

Interest expense:
Interest-bearing demand	63	76	(13)	(17.11)
Money market accounts	3,748	1,904	1,844	96.85
Savings accounts	5	5	—	—
Time deposits of $100,000 or more	6,182	4,132	2,050	49.61
Other time deposits	3,407	1,824	1,583	86.79
Other borrowings	2,889	1,668	1,221	73.20
Subordinated debentures	872	1,245	(373)	(29.96)

Total interest expense	17,166	10,854	6,312	58.15

Net interest income	$22,242	$21,092	$1,150	5.45%

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

Yields on Southwest’s interest-earning assets increased 99 basis points, and the rates paid on Southwest’s interest-bearing liabilities increased 133 basis points, resulting in a decrease in the interest rate spread to 3.74% for the first quarter of 2006 from 4.08% for the first quarter of 2005. During the same periods, annualized net interest margin decreased to 4.34% from 4.42% and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 117.87% from 114.67%.

The increase in interest income was the result of the 99 basis point increase in the yield earned on interest-earning assets and the $144.5 million, or 7%, increase in average interest-earning assets. Southwest’s average loans increased $92.5 million, or 5%, and the related yield increased to 8.24% for the first quarter of 2006 from 7.08% in 2005. During the same period, average investment securities increased $53.5 million, or 24%, and the related yield increased to 3.98% from 3.72%.

The increase in total interest expense can be attributed to the 133 basis point increase in the rates paid on interest-bearing liabilities and the $76.8 million, or 5%, increase in average interest-bearing liabilities. The decrease in interest expense on subordinated debentures is due to the redemption of one issue of subordinated debentures during the second quarter 2005 partially offset by rate increases on the remaining two variable rate

Back to Index

issuances of subordinated debentures. Rates paid on deposits decreased modestly for interest-bearing demand and savings accounts while increasing 144 basis points overall for deposits.

Other Income

	For the three months ended March 31,

(Dollars in thousands)	2006	2005	$ Change	% Change

Other income:
ATM Service Charges	$888	$805	$83	10.31%
Other service charges	1,507	1,348	159	11.80
Other customer fees	379	342	37	10.82
Other noninterest income	552	372	180	48.39
Gain (loss) on sales of loans receivable:
Student loan sales	687	639	48	7.51
Mortgage loan sales	169	197	(28)	(14.21)
All other loan sales	49	17	32	188.24
Gain (loss) on investment securities	(263)	—	(263)

Total other income	$4,231	$3,720	$248	6.67%

Southwest’s multi-state ATM network operated 297 ATM machines in 30 states at March 31, 2006 compared to 292 ATM machines in 26 states at March 31, 2005.

The major factor in the increase of other customer fees was a $60,000 increase in brokerage fees.

Consulting fee income generated by Southwest’s consulting subsidiaries, BCG and HSSI, increased $193,000 in the first quarter 2006 over the same period of 2005, the major contributor in the increase of other noninterest income.

During 2006, Southwest determined that the unrealized losses associated with certain debt securities were other than temporary due to sustained declines in market value. Because management does not intend to hold these securities for a period of time sufficient for them to recover the unrealized losses, impairment charges of $263,000 were recorded in the first quarter 2006 to reduce the carrying values of the securities to their market values.

Other Expense

	For the three months ended March 31,

(Dollars in thousands)	2006	2005	$ Change	% Change

Other expenses:
Salaries and employee benefits	$7,240	$6,212	$1,028	16.55%
Occupancy	2,567	2,346	221	9.42
FDIC and other insurance	127	117	10	8.55
Other real estate	108	164	(56)	(34.15)
General and administrative	3,148	3,305	(157)	(4.75)

Total other expenses	$13,190	$12,144	$1,046	8.61%

Salaries and employee benefits increased $1.0 million primarily as a result of an increase in the number of employees as well as normal compensation increases. The number of full-time equivalent employees increased from 367 at the end of the first quarter of 2005 to 390 at the end of the first quarter of 2006.

Back to Index

The primary factor in the increase of occupancy expense was a $155,000 increase related to the amortization expense of maintenance contracts on additional imaging equipment.

* * * * * * *

Provisions for Loan Losses and for Unfunded Loan Commitments

Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses and the reserve for unfunded loan commitments at the levels Southwest determines is appropriate based on a systematic methodology. (See Note 5, “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments,” in the Notes to Unaudited Consolidated Financial Statements.)

The allowance for loan losses of $24.8 million increased $948,000, or 4%, from year-end 2005. A provision for loan losses of $2.7 million was recorded in the first three months of 2006, an decrease of $1.6 million, or 38%, from the first three months of 2005. (See Note 4, “Loans Receivable,” in the Notes to Unaudited Consolidated Financial Statements.)

At March 31, 2006, the reserve for unfunded loan commitments was $1.5 million, a $368,000, or 19%, decrease from the amount reported at December 31, 2005. This reserve is included in other liabilities. The related provision for unfunded loan commitments is a component of general and administrative expense.

Taxes on Income

Southwest’s income tax expense was $4.1 million and $3.0 million for the first three months of 2006 and 2005, respectively, an increase of $1.1 million, or 37%.

LIQUIDITY

Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as student loans, residential mortgage loans, and SBA loans, and available for sale investments. Additional sources of liquidity, including cash flow from the repayment of loans and the sale of participations in outstanding loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of deposits and liquid assets and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans, and operate the organization.

Southwest, Stillwater National, and SNB Wichita have available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank (“FRB”), the Student Loan Marketing Association (“Sallie Mae”), the Federal Home Loan Bank of Topeka (“FHLB”), and the F&M Bank of Tulsa (“F&M”). Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $128,000 at March 31, 2006. Stillwater National has approved federal funds purchase lines totaling $316.5 million with nine banks; $26.5 million was outstanding on these lines at March 31, 2006. In addition, Stillwater National has available a $200.0 million line of credit from Sallie Mae and a $331.4 million line of credit from the FHLB; SNB Wichita also has a $10.9 million line of credit from the FHLB. Borrowings under the Sallie Mae line would be secured by student loans. Borrowings under the FHLB lines are secured by investment securities and loans. The Sallie Mae line expires April 30, 2007; no amount was outstanding on this line at March 31, 2006. The Stillwater National FHLB line of credit had an outstanding balance of $131.5 million at March 31, 2006; the SNB Wichita line of credit had an outstanding balance of $3.2 million at March 31, 2006. See also “Deposits and Other Borrowings” on page 22.

Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of U.S. government agency obligations, which are designated as pledged with Stillwater National’s safekeeping agent. These transactions are for one-to-four day periods.

Back to Index

During the first three months of 2006, the only categories of other borrowings whose averages exceeded 30% of ending shareholders’ equity were repurchase agreements and funds borrowed from the FHLB.

	March 31, 2006		March 31, 2005

(Dollars in thousands)	Repurchase Agreements	Funds Borrowed from the FHLB	Repurchase Agreements	Funds Borrowed from the FHLB

Amount outstanding at end of period	$42,293	$134,695	$40,016	$106,500
Weighted average rate paid at end of period	3.55%	4.51%	1.70%	3.77%
Average Balance:
For the three months ended	$38,746	$166,754	$32,836	$136,364
Average Rate Paid:
For the three months ended	3.55%	4.50%	1.70%	3.57%
Maximum amount outstanding at any month end	$43,094	$185,040	$47,717	$131,950

During the first three months of 2006, cash and cash equivalents increased by $2.1 million, or 4%, to $52.3 million. This increase was the net result of cash provided from financing activities of $40.9 million (primarily from an increase in deposits) and cash provided from operating activities of $8.0 million, offset in part by cash used in net loan origination and other investing activities of $46.8 million.

During the first three months of 2005, cash and cash equivalents increased by $23.7 million, or 99%, to $47.8 million. This increase was the net result of cash provided from financing activities of $76.7 million (primarily from an increase in deposits) offset in part by cash used in net loan origination and other investing activities of $17.1 million and cash used in operating activities of $35.9 million, primarily to fund an increase in loans held for sale.

CAPITAL RESOURCES

In the first three months of 2006, total shareholders’ equity increased $6.5 million, or 4%, to $176.9 million due primarily to earnings of $6.3 million, net of $1.2 million in cash dividends declared on common stock. The sale or issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan, and the employee stock option plan and the issuance of restricted stock contributed an additional $1.9 million to shareholders’ equity in the first three months of 2006, including tax benefits realized by Southwest relating to option exercises. Accumulated comprehensive income (loss), consisting of net unrealized gains (losses) on investment securities available for sale (net of tax), was $(3.8) million at March 31, 2006 compared to $(3.3) million at December 31, 2005.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines. At March 31, 2006, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.87%, a Tier I risk-based capital ratio of 12.62%, and a leverage ratio of 10.37%. As of March 31, 2006, Stillwater National and SNB Wichita also met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National or SNB Wichita by Federal bank or thrift regulators.

Southwest declared a dividend of $0.0825 per common share payable on April 3, 2006 to shareholders of record as of March 17, 2006.

Back to Index

EFFECTS OF INFLATION

The unaudited consolidated financial statements and related unaudited consolidated financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering fluctuations in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than do the effects of general levels of inflation.

* * * * * * *

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 6. “Derivative Instruments and Hedging Activities” to the Unaudited consolidated financial statements, above which is incorporated herein by reference. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2005.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of March 31, 2006. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of March 31, 2006.

First Three Months 2006 Changes in Internal Control over Financial Reporting

No change occurred during the first three months of 2006 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.

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

Back to Index

PART II. OTHER INFORMATION

Item 1.	Legal proceedings
None
Item 1A.	Risk Factors
There were no material changes in risk factors during the first quarter from those disclosed in Southwest’s Form 10-K for the year ended December 31, 2005.
Item 2.	Unregistered sales of equity securities and use of proceeds
There were no unregistered sales of equity securities by Southwest during the quarter ended March 31, 2006.

There were no purchases of Southwest’s common stock by or on behalf of Southwest or any affiliated purchasers of Southwest (as defined in Securities and Exchange Commission Rule 10b-18) during the three months ended March 31, 2006.

Item 3.	Defaults upon senior securities
None
Item 4.	Submission of matters to a vote of security holders
None
Item 5.	Other information
None
Item 6.	Exhibits
Exhibit 31(a),(b) Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32(a),(b) 18 U.S.C. Section 1350 Certifications

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANCORP, INC. (Registrant)
By:	/s/ Rick Green	May 9, 2006

	Rick Green President and Chief Executive Officer (Principal Executive Officer)	Date

By:	/s/ Kerby Crowell	May 9, 2006

	Kerby Crowell Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	Date