Form 10-Q
period 2006-06-30
SOUTHWEST BANCORP INC
filed 2006-08-08
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer Accelerated filer Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	YES NO

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

14,209,301

1 of 38

Back to Contents

SOUTHWEST BANCORP, INC.

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Consolidated Statements of Financial Condition at June 30, 2006 and December 31, 2005	3

Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005	4

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005	5

Unaudited Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2006	6

Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2006 and 2005	6

Notes to Unaudited Consolidated Financial Statements	7

Unaudited Average Balances, Yields and Rates	22

Unaudited Rate Volume Table	27

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32

ITEM 4. CONTROLS AND PROCEDURES	32

PART II. OTHER INFORMATION	33

SIGNATURES	34

Back to Contents

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	June 2006	December 31, 2005

Assets
Cash and due from banks	$43,295	$50,277
Federal funds sold	54,000	—

Cash and cash equivalents	97,295	50,277
Investment securities:
Held to maturity, fair value $1,599 (2006) and $1,530 (2005)	1,628	1,538
Available for sale, amortized cost $263,208 (2006) and $262,180 (2005)	256,060	256,751
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	12,048	9,804
Loans held for sale	318,477	383,447
Loans receivable, net of allowance for loan losses of $26,341 (2006) and $23,812 (2005)	1,431,364	1,328,621
Accrued interest receivable	17,270	14,382
Premises and equipment, net	20,572	20,584
Other real estate owned	2,143	7,130
Goodwill	194	194
Other assets	31,051	26,911

Total assets	$2,188,102	$2,099,639

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$235,649	$224,555
Interest-bearing demand	62,114	49,235
Money market accounts	383,772	402,709
Savings accounts	8,895	8,765
Time deposits of $100,000 or more	678,660	608,989
Other time deposits	395,684	363,567

Total deposits	1,764,774	1,657,820
Accrued interest payable	10,615	8,953
Income tax payable	1,159	288
Other liabilities	11,557	11,233
Other borrowings	170,904	204,508
Subordinated debentures	46,393	46,393

Total liabilities	2,005,402	1,929,195
Shareholders' equity:
Common stock – $1 par value; 20,000,000 shares authorized; 14,658,042 shares issued and outstanding	14,658	14,658
Paid in capital	45,684	45,672
Retained earnings	135,453	124,882
Accumulated other comprehensive loss	(4,376)	(3,325)
Treasury stock, at cost; 484,774 (2006) and 636,125 (2005) shares	(8,719)	(11,443)

Total shareholders’ equity	182,700	170,444

Total liabilities & shareholders' equity	$2,188,102	$2,099,639

The accompanying notes are an integral part of this statement.

Back to Contents

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except earnings per share data)	2006	2005	2006	2005

Interest income:
Interest and fees on loans	$39,047	$31,105	$75,765	$61,028
Investment securities:
U.S. government and agency obligations	2,192	1,726	4,388	3,328
Mortgage-backed securities	246	157	491	300
State and political subdivisions	33	50	66	108
Other securities	234	189	430	389
Other interest-earning assets	60	18	80	38

Total interest income	41,812	33,245	81,220	65,191

Interest expense:
Interest-bearing demand deposits	78	89	141	165
Money market accounts	4,227	2,383	7,975	4,287
Savings accounts	6	5	11	10
Time deposits of $100,000 or more	7,478	4,937	13,660	9,069
Other time deposits	3,943	2,250	7,350	4,074
Other borrowings	2,275	1,454	5,164	3,122
Subordinated debentures	944	1,235	1,816	2,480

Total interest expense	18,951	12,353	36,117	23,207

Net interest income	22,861	20,892	45,103	41,984

Provision for loan losses	3,316	2,986	5,992	7,295

Other income:
Service charges and fees	3,009	2,768	5,783	5,263
Other noninterest income	527	494	1,079	866
Gain on sales of loans	1,040	916	1,945	1,769
Loss on sales of investment securities	(71)	—	(334)	—

Total other income	4,505	4,178	8,473	7,898

Other expense:
Salaries and employee benefits	7,788	6,339	15,028	12,551
Occupancy	2,430	2,338	4,997	4,684
FDIC and other insurance	124	119	251	236
Other real estate	26	376	134	540
General and administrative	3,484	4,612	6,632	7,917

Total other expense	13,852	13,784	27,042	25,928

Income before taxes	10,198	8,300	20,542	16,659
Taxes on income	3,572	3,071	7,637	6,044

Net income	$6,626	$5,229	$12,905	$10,615

Basic earnings per share	$0.46	$0.42	$0.91	$0.86
Diluted earnings per share	$0.45	$0.40	$0.89	$0.83
Cash dividends declared per share	$0.0825	$0.075	$0.165	$0.15

The accompanying notes are an integral part of this statement.

Back to Contents

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
(Dollars in thousands)	2006	2005

Operating activities:
Net income	$12,905	$10,615
Adjustments to reconcile net income to net
cash (used in) provided from operating activities:
Provision for loan losses	5,992	7,295
Deferred taxes	(1,337)	(680)
Depreciation and amortization expense	1,428	1,300
Amortization of premiums and accretion of
discounts on securities, net	32	51
Amortization of intangibles	188	193
Stock based compensation	579	—
(Gain) Loss on investment securities	334	—
(Gain) Loss on sales of loans	(1,945)	(1,769)
(Gain) Loss on sales of premises/equipment	(22)	(7)
(Gain) Loss on other real estate owned, net	(245)	47
Proceeds from sales of residential mortgage loans	33,280	40,737
Residential mortgage loans originated for resale	(33,270)	(41,831)
Proceeds from sales of student loans	450,966	376,958
Student loans originated for resale	(385,403)	(410,367)
Tax benefit from exercise of stock options	—	392
Changes in assets and liabilities:
Accrued interest receivable	(2,888)	(365)
Other assets	(2,198)	(2,246)
Income taxes payable	1,477	454
Excess tax benefit from share-based payment arrangements	(606)	—
Accrued interest payable	1,662	2,442
Other liabilities	500	(1,023)

Net cash (used in) provided from operating activities	81,429	(17,804)

Investing activities:
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	1,001	1,425
Available for sale securities	3,084	4,975
Purchases of Federal Home Loan Bank and Federal Reserve
Bank stock	(2,244)	(329)
Purchases of held to maturity securities	(1,095)	—
Purchases of available for sale securities	(4,472)	(45,514)
Loans originated and principal repayments, net	(108,302)	(49,338)
Purchases of premises and equipment	(1,470)	(1,778)
Proceeds from sales of premises and equipment	86	64
Proceeds from sales of other real estate owned	5,837	2,286

Net cash (used in) provided from investing activities	(107,575)	(88,209)

Financing activities:
Net increase (decrease) in deposits	106,954	166,420
Net increase (decrease) in other borrowings	(33,604)	(54,133)
Net proceeds from issuance of common stock	1,425	40,354
Repayment of subordinated debentures	—	(25,787)
Purchases of treasury stock	—	(12,095)
Excess tax benefit from share-based payment arrangements	606	—
Common stock dividends paid	(2,217)	(1,762)

Net cash (used in) provided from financing activities	73,164	112,997

Net increase (decrease) in cash and cash equivalents	47,018	6,984
Cash and cash equivalents,
Beginning of period	50,277	24,097

End of period	$97,295	$31,081

The accompanying notes are an integral part of this statement.

Back to Contents

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollars in thousands,	Common Stock		Paid in	Retained	Accum- ulated Other Compre- hensive	Treasury	Total Share- holders'
except per share data)	Shares	Amount	Capital	Earnings	Loss	Stock	Equity

Balance, January 1, 2006	14,658,042	$14,658	$45,672	$124,882	$(3,325)	$(11,443)	$170,444

Cash dividends declared:
Common, $0.165 per share, and other dividends	—	—	—	(2,334)	—	—	(2,334)
Common stock issued:
Employee Stock Option Plan	—	—	(1,135)	—	—	2,476	1,341
Employee Stock Purchase Plan	—	—	7	—	—	30	37
Dividend Reinvestment Plan	—	—	7	—	—	40	47
Restricted Stock	—	—	37	—	—	178	215
Tax benefit related to exercise
of stock options	—	—	1,096	—	—	—	1,096
Other comprehensive income
(loss), net of tax	—	—	—	—	(1,051)	—	(1,051)
Net income	—	—	—	12,905	—	—	12,905

Balance, June 30, 2006	14,658,042	$14,658	$45,684	$135,453	$(4,376)	$(8,719)	$182,700

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2006	2005	2006	2005

Net income	$6,626	$5,229	$12,905	$10,615

Other comprehensive income:
Unrealized holding gain (loss) on available
for sale securities	(958)	2,429	(2,052)	(696)
Reclassification adjustment for (gains) losses
arising during the period	71	—	334	—

Other comprehensive income (loss), before tax	(887)	2,429	(1,718)	(696)
Tax (expense) benefit related to items
of other comprehensive income (loss)	343	(942)	667	271

Other comprehensive income (loss), net of tax	(544)	1,487	(1,051)	(425)

Comprehensive income	$6,082	$6,716	$11,854	$10,190

The accompanying notes are an integral part of this statement.

Back to Contents

SOUTHWEST BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1:   GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal, recurring adjustments. The results of operations for the three and six months ended June 30, 2006 and the cash flows for the six months ended June 30, 2006 should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2005.

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

NOTE 3:   RECLASSIFICATIONS

Certain reclassifications have been made to the prior year amounts to conform to current year presentation.

NOTE 4:   INVESTMENT SECURITIES

The following table presents securities with gross unrealized losses and fair value by length of time that the individual securities had been in a continuous unrealized loss position at June 30, 2006. Securities whose market values exceed cost are excluded from this table.

	Continuous Unrealized Loss Existing for:

(Dollars in thousands)	Number of Securities	Amortized Cost	Less Than 12 Months	More Than 12 Months	Fair Value

Held to Maturity:
Obligations of state and political subdivisions	3	$1,628	$(28)	$—	$1,600

Total	3	$1,628	$(28)	$—	$1,600

Available for Sale:
U.S. government and agency obligations	88	$218,400	$(1,136)	$(5,639)	$211,625
Obligations of state and political subdivisions	1	1,250	—	(39)	1,211
Mortgage-backed securities	40	22,218	(179)	(237)	21,802
Other debt securities	2	1,000	(25)	—	975

Total	131	$242,868	$(1,340)	$(5,915)	$235,613

Southwest evaluates securities on an individual basis for other-than-temporary impairment on at least a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than amortized cost, the financial condition and near-term prospects of the issuer, and the intent and ability of Southwest to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Because the declines in fair value noted above were attributable to increases in interest rates and not attributable to credit quality and because Southwest has the ability and intent to hold all of these investments until a market price recovery or maturity, the impairment of these investments is not deemed to be other-than-temporary.

Back to Contents

During 2006, Southwest determined that the unrealized losses associated with certain debt securities were other than temporary due to sustained declines in market value. Because management does not intend to hold these securities for a period of time sufficient for them to recover the unrealized losses, impairment charges of $263,000 were recorded in the first quarter 2006 to reduce the carrying values of the securities to their market values. An additional impairment charge of $71,000 was recognized in the second quarter of 2006.

NOTE 5:   LOANS RECEIVABLE

Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas. Its commercial lending operations are concentrated in the metropolitan areas of Oklahoma City, Stillwater, and Tulsa areas of Oklahoma; Austin, Dallas, Houston and San Antonio, Texas; and in Wichita and Kansas City, Kansas. As a result, the collectibility of Southwest’s loan portfolio can be affected by changes in the economic conditions in these three states and in those metropolitan areas. At June 30, 2006 and December 31, 2005, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets, or were guaranteed by agencies of the United States government or, in the case of private student loans, insured by a private insurer.

At June 30, 2006, loans to individuals and businesses in the healthcare industry totaled approximately $461.5 million, or 26%, of total loans and student loans totaled approximately $312.9 million, or 18%, of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% or more of total loans.

Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates. Total nonaccrual loans increased $1.0 million, or 5%, from December 31, 2005, and total nonperforming loans increased $2.8 million, or 12%. Total nonperforming assets of $28.6 million (which includes other real estate owned) decreased $2.1 million, or 7%, from year-end 2005.

(Dollars in thousands)	At June 30, 2006	At December 31, 2005

Nonaccrual loans (1)	$23,135	$22,099
Past due 90 days or more	3,293	1,486

Total nonperforming loans	26,428	23,585
Other real estate owned	2,143	7,130

Total nonperforming assets	$28,571	$30,715

Nonperforming loans to loans receivable	1.49%	1.36%
Allowance for loan losses to nonperforming loans	99.67%	100.96%
Nonperforming assets to loans receivable and
other real estate owned	1.61%	1.76%

(1)   The government-guaranteed portion of loans included in these totals was $1.1 million (2006) and $1.6 million (2005).

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $23.1 million at June 30, 2006. All of the nonaccruing assets are subject to regular tests for impairment as part of Southwest’s allowance for loan losses methodology (see Note 6).

During the first six months of 2006, $119,000 in interest income was received on nonaccruing loans. If interest on those loans had been accrued in accordance with their terms for the six months ended June 30, 2006, additional total interest income of $772,000 would have been recorded.

Performing loans considered potential problem loans (loans that are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems cause management to have doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may become nonperforming in the future) amounted to approximately $51.8 million at June 30, 2006, compared to $62.2 million at December 31, 2005, a decrease of 17%. Loans may be monitored by management and reported as potential nonperforming loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.

Back to Contents

NOTE 6:   ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LOAN COMMITMENTS

Activity in the allowance for loan losses is shown below for the indicated periods.

(Dollars in thousands)	For the six months ended June 30, 2006	For the year ended December 31, 2005

Balance at beginning of period	$23,812	$18,991
Loans charged-off:
Real estate mortgage	504	2,872
Real estate construction	204	155
Commercial	2,872	8,587
Installment and consumer	72	406

Total charge-offs	3,652	12,020
Recoveries:
Real estate mortgage	73	186
Real estate construction	—	1
Commercial	104	706
Installment and consumer	12	163

Total recoveries	189	1,056

Net loans charged-off	3,463	10,964
Provision for loan losses	5,992	15,785

Balance at end of period	$26,341	$23,812

Loans outstanding:
Average	$1,817,383	$1,734,501
End of period	1,776,182	1,735,880
Net charge-offs to total average loans (annualized)	0.38%	0.63%
Allowance for loan losses to total loans (end of period)	1.48%	1.37%

The allowance for loan losses is established through a provision for loan losses charged to operations. Loan amounts which are determined to be uncollectible are charged against this allowance, and recoveries, if any, are added to the allowance. The appropriate amount of the allowance is based on continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio using a systematic methodology. Southwest’s methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and an unallocated allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases. Loss factors generally are based on Southwest’s historical loss experience in the various portfolio categories over the prior eighteen months or twelve months, but may be adjusted for categories where eighteen and twelve month loss experience is historically unusual. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses. Formula allowances also are established for loans that do not have specific allowances according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each credit grade. Specific allowances are established in cases where management has identified significant conditions or circumstances related to individual loans that management believes indicate the probability that losses may be incurred in an amount different from the amounts determined by application of the formula allowance. Specific allowances include amounts related to loans that are identified for evaluation of impairment. A loan is considered to be impaired when, based on current information and events, it is probable that Southwest will be unable to collect all amounts due according to the contractual terms of the loan agreement. The allowance for loan losses

Back to Contents

related to loans that are evaluated for impairment is based either on the discounted cash flows using the loan’s initial effective interest rate or on the fair value of the collateral for certain collateral dependent loans. Smaller balance homogeneous loans, including mortgage, student, and consumer loans, are collectively evaluated for impairment. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. All of Southwest’s nonaccrual loans are considered to be impaired loans. The unallocated allowance is based upon management’s evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. These factors may include general economic and business conditions affecting lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal credit examiners, and management’s judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. There were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance during the first six months of 2006. Southwest determined the level of the allowance for loan losses at June 30, 2006, was appropriate, based on that methodology.

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

At June 30, 2006, the reserve for unfunded loan commitments was $1.6 million, a decrease of $293,000, or 16%, from the amount at December 31, 2005. The reserve, which is included in other liabilities on Southwest’s statement of financial condition, is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.

NOTE 7:   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

All derivative instruments are carried at fair value. Assets are recorded for any unrealized gains and liabilities are recorded for any unrealized losses on such instruments. Southwest uses derivative instruments to minimize the effects of interest rate volatility on net interest income and employs fair value hedging strategies to accomplish this goal. Southwest closely matches derivative instruments with on-balance sheet risks. Southwest utilizes interest rate swap derivatives as one method to manage a portion of its interest rate risk from recorded financial assets and liabilities. These derivatives are utilized when they can be demonstrated to effectively hedge a designated asset or liability and such asset or liability exposes Southwest to interest rate risk.

Southwest accounts for derivatives under Statement of Financial Accounting Standard (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Upon entering into a derivative instrument, Southwest designates a fair value hedging relationship or a cash flow hedging relationship, pursuant to SFAS No. 133. These Standards require recognition of the fair value of all derivatives as either assets or liabilities in the balance sheet and require measurement of those instruments at fair value through adjustments to either other comprehensive income, current earnings, or both, as appropriate.

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

Back to Contents

Fair Value Hedges

Southwest uses interest rate swaps in order to offset changes in fair value of fixed rate liabilities that occur during periods of interest rate volatility. Southwest is able to demonstrate an effective hedging relationship between derivatives and matched items by proving that their changes in fair values substantially offset. Southwest enters into interest rate swap agreements with the objective of converting the fixed interest rate on retail brokered CDs to a variable interest rate. The swap agreements require Southwest to pay a variable rate of interest based on a spread to the one-month London Interbank Offered Rate (“LIBOR”) and to receive a fixed rate of interest equal to that of the retail brokered CD (hedged item). Under the swap agreements, Southwest is to pay variable interest payments on a monthly basis; fixed interest payments are to be received on the maturity date of the swap agreement, except for two agreements that pay semi-annually. Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recorded as an adjustment of interest expense of the hedged item. The net cash flows related to fair value hedges decreased interest expense on certificates of deposit by $102,000 for the six months ended June 30, 2006. All of the interest rate swaps outstanding at June 30, 2006 will expire during 2007.

Fair value hedges are accounted for at fair value. The swaps qualify for the “shortcut method” under SFAS No. 133. Based on this shortcut method, no ineffectiveness is assumed. As a result, changes in the fair value of the swaps directly offset changes in the fair value of the underlying hedged item (i.e., retail brokered CDs). All changes in fair value are measured on a quarterly basis.

The following table provides information on Southwest’s derivative portfolio as of June 30,2006. Gross unrealized losses on derivatives are included in other liabilities. There were no derivative instruments in place at December 31, 2005.

(Dollars in thousands)		June 30, 2006

		Gross Unrealized		Estimated

	Notional Amt	Gains	Losses	Fair Value

Fair-value hedges
Interest-rate swaps
Pay floating, receive fixed	$189,950	$—	$(656)	$(656)
Pay fixed, receive floating	—	—	—	—

	$189,950	$—	$(656)	$(656)

Weighted average floating pay rate	5.00%
Weighted average fixed receive rate	5.05%
Weighted average maturity in months	9

Southwest is exposed to credit risk on derivative instruments if the counterparty should fail to perform under the terms of the contract. Southwest manages credit risk through selection of only creditworthy counterparties and effective collateral administration. The amount of credit exposure is limited to the net interest receivable and the fair market value of the derivative contracts in gain positions reduced by the value of any collateral pledged by the counterparty. As of June 30, 2006, the net credit exposure associated with derivative instruments totaled $1.9 million. The notional amount of the swap position at June 30, 2006 is with two counterparties.

NOTE 8:   SHARE-BASED COMPENSATION

Stock Options

The Southwest Bancorp, Inc. 1994 Stock Option Plan and 1999 Stock Option Plan (the “Stock Plans”) provide selected key employees with the opportunity to acquire common stock. The exercise price of all options granted under the Stock Plans is the fair market value on the grant date. Depending upon terms of the stock option agreements, stock options become exercisable on an annual basis and expire from five to ten years after the date of grant.

Back to Contents

Effective January 1, 2006, Southwest adopted the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123 (R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method of transition. Under the provisions of SFAS No. 123(R), the estimated fair value of share-based awards granted under the Stock Plans is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS No. 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) options granted prior to the effective date of adoption that remain unvested on the date of adoption.

Prior to January 1, 2006, Southwest accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with FASB Statement 123, Accounting for Stock-Based Compensation, as amended by FASB Statement 148, Accounting for Stock-Based Compensation –Transition and Disclosure, and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant. Prior to January 1, 2006 Southwest was appropriately including the pro-forma disclosures in accordance with FASB Statement 123 and FASB Statement 148. Therefore, the results as of June 30, 2006 are not directly comparable to the same period in the prior year.

Southwest recorded $490,000 of total share-based compensation expense for non-qualified and incentive stock options for the six month period ended June 30, 2006 as required by the provisions of SFAS No. 123(R). The company’s net income before taxes and net income for the quarter ended June 30, 2006, are approximately $490,000 and $182,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the quarter ending June 30, 2006 are both $.02 lower, than if the company had continued to account for share-based compensation under Opinion 25.

The share-based compensation expense is calculated using the accrual method, which treats each vesting tranche as a separate award and amortizes expense evenly from grant date to vest date for each tranche. This charge had no impact on Southwest’s reported cash flows. The deferred tax asset that was recorded related to this compensation expense was approximately $180,000. For the six month period ended June 30, 2005, the Company recorded no share-based compensation expense pursuant to APB 25.

As required by SFAS No. 123(R), Southwest has presented pro forma disclosures of its net income and net income per share for the current and prior period, assuming the estimated fair value of the options granted prior to January 1, 2006 was amortized to expense over the option-vesting period as illustrated below.

(Dollars in thousands, except per share data)	For the three months ended June 30, 2005	For the six months ended June 30, 2005

Net income, as reported	$5,229	$10,615
Less: Stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(75)	(273)

Proforma net income	$5,154	$10,342

Earnings per share:
Basic – as reported	$0.42	$0.86
Basic – proforma	$0.41	$0.84
Diluted – as reported	$0.40	$0.83
Diluted – proforma	$0.40	$0.81

For purposes of the disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS No. 123(R), Southwest has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table. There were no stock options granted in the second quarter of 2005. In the first quarter 2006, Southwest changed its assumption of the expected life of stock options granted from 5 years to 2.5 years based on a study of options granted in the years 2000 and 2001, all of which expired at the end of 5 years for which the average life was 2.5 years. Southwest will continue to monitor the actual expected term of stock options and will adjust the expected term used in the valuation process when the difference is determined to be significant.

Back to Contents

	Risk-Free Interest Rate	Expected Dividend Yield	Expected Volatility	Expected Option Term (in years)

First quarter 2006	4.75%	1.49%	24.48%	2.50
Second quarter 2006	5.00%	1.39%	32.88%	2.50
First quarter 2005	4.00%	1.52%	29.54%	5.00
Second quarter 2005	N/A	N/A	N/A	N/A

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

A summary of nonqualified and incentive stock option activity under the Stock Plans as of June 30, 2006, and changes during the six month period then ended is presented below.

			Weighted Average Aggregate
		Weighted
	Number of Options	Average Exercise Price	Remaining Contractual Life (Years)	Intrinsic Value (dollar in thousands)

Outstanding at December 31, 2005	921,873	$11.21

Granted	122,372	22.49
Exercised	(137,535)	9.75
Canceled/expired	(7,399)	17.86

Outstanding at June 30, 2006	899,311	$12.82	3.14	$11,092

Total exercisable at June 30, 2006	619,529	$12.32	2.8	$7,947

The weighted average, grant date fair value of options granted during the six month period ended June 30, 2006, was $5.45. The total intrinsic value of options exercised during the six month period ended June 30, 2006, was $1.7 million; the amount of cash received from those exercises was $1.4 million. All shares issued upon exercise of options during the six month period ended June 30, 2006, were issued from treasury shares. The fair value of options that became vested during the first half of 2006 was $526,000.

Back to Contents

A summary of the status of Southwest’s shares issuable upon exercise of unvested stock options as of June 30, 2006, and changes during the six month period then ended is presented below.

	Shares Issuable Upon Exercise of Options	Weighted Average Grant Date Fair Value

Nonvested Balance at December 31, 2005	285,749	$3.57

Granted	122,372	5.45
Vested	(120,940)	4.35
Forfeited	(7,399)	4.95

Nonvested Balance at June 30, 2006	279,782	$4.02

As of June 30, 2006, there was $596,000 of total unrecognized compensation expense related to stock option arrangements granted under the Stock Plans. This expense is expected to be recognized over a weighted average period of 3.75 years.

Restricted Stock

In March 2005 and January 2006, outside directors were awarded 9,900 shares in restricted common shares (19,800 total shares) at grant date fair values of $19.75 and $21.725, respectively. During the first six months of 2006, $54,484 in compensation expense, net of tax, was recorded related to all restricted shares outstanding and is included in the compensation expense amounts for 2006; $13,887 in compensation expense, net of tax, was recorded in the first six months of 2005.

The restricted stock grants vest one-third on the first, second and third annual anniversaries of the date of grant, provided the director remains a director of Southwest or a subsidiary on those dates. The restrictions on the 19,800 outside directors’ shares expire three years after the award date. Southwest will continue to recognize compensation expense over the restricted periods.

NOTE 9:   EARNINGS PER SHARE

Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury stock method. At June 30, 2006 and 2005, there were 2,500 and 2,500 antidilutive options to purchase common shares, respectively.

The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:

	For the three months ended June 30,		For the six months nded June 30,
	2006	2005	2006	2005

Basic earnings per share	14,151,442	12,533,323	14,113,929	12,344,858
Dilutive securities	319,512	360,477	325,475	395,781

Diluted earnings per share	14,470,954	12,893,800	14,439,404	12,740,639

NOTE 10: OPERATING SEGMENTS

Southwest operates four principal segments: Oklahoma Banking, Other States Banking, Secondary Market, and Other Operations. The Oklahoma Banking segment consists of three operating units that provide lending and deposit services to customers in the state of Oklahoma. The Other States Banking segment consists of four operating units that provide lending and deposit services to the customers in the states of Texas and Kansas. The Secondary Market segment consists of two operating units that provide student lending services to post-secondary students in Oklahoma and other states and residential mortgage lending services to customers in Oklahoma, Texas, and Kansas. Southwest’s fund management unit is included in Other Operations.

Back to Contents

The primary purpose of the fund management unit is to manage Southwest’s overall liquidity needs and interest rate risk. Each segment borrows funds from and provides funds to the fund management unit as needed to support its operations. The value of funds provided and cost of funds borrowed from the funds management unit by each segment are internally priced at rates that approximate market rates for funds with similar duration.

The Other Operations segment also includes SNB Investor Services, the company’s investment portfolio and nonbank cash machine operations; these operations are discussed more fully in the 2005 Annual Report.

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

The following table summarizes financial results by operating segment:

	For the Six Months Ended June 30, 2006

(Dollars in thousands)	Oklahoma Banking	Other States Banking	Secondary Market	Other Operations	Total Company

Net interest income	$23,255	$12,553	$5,303	$3,992	$45,103
Provision for loan losses	3,753	2,239	—	—	5,992
Other income	3,888	444	2,086	2,055	8,473
Other expenses	14,753	6,801	2,232	3,256	27,042

Income (loss) before taxes	8,637	3,957	5,157	2,791	20,542
Taxes on income	3,066	1,424	1,854	1,293	7,637

Net income (loss)	$5,571	$2,533	$3,303	$1,498	$12,905

Fixed asset expenditures	$100	$223	$—	$1,147	$1,470
Total loans at period end	844,047	613,658	318,477	—	1,776,182
Total assets at period end	849,377	623,919	335,386	379,420	2,188,102

	For the Six Months Ended June 30, 2005

(Dollars in thousands)	Oklahoma Banking	Other States Banking	Secondary Market	Other Operations	Total Company

Net interest income	$22,358	$8,935	$10,353	$338	$41,984
Provision for loan losses	5,080	2,215	—	—	7,295
Other income	3,554	491	1,849	2,004	7,898
Other expenses	14,297	5,434	2,782	3,415	25,928

Income (loss) before taxes	6,535	1,777	9,420	(1,073)	16,659
Taxes on income	2,420	637	3,432	(445)	6,044

Net income (loss)	$4,115	$1,140	$5,988	$(628)	$10,615

Fixed asset expenditures	$426	$318	$—	$1,034	$1,778
Total loans at period end	889,322	425,767	382,191	—	1,697,280
Total assets at period end	902,294	423,960	400,996	312,396	2,039,646

Back to Contents

NOTE 11.   ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

In February 2006, the FASB issued Financial Accounting Statement No. 155, Accounting for Certain Hybrid Financial Instruments, Southwest does not have any financial instruments that would be subject to this statement and does not anticipate that the related adoption of the statement effective January 1, 2007 will have any material effects on Southwest’s financial position or results of operations.

In March of 2006, the Financial Accounting Standards Board issued Financial Accounting Statement No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), an amendment to SFAS Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Southwest plans to adopt this statement on January 1, 2007 and anticipates continuing to use the amortized cost method for recording mortgage service rights as allowed by SFAS No. 156.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes. Management is in the process of evaluating the effects of the pronouncement Southwest plans to adopt this statement on January 1, 2007.

* * * * * * *

Back to Contents

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

GENERAL

Southwest Bancorp, Inc. (“Southwest”) is a financial holding company for Stillwater National Bank and Trust Company (“Stillwater National”), SNB Bank of Wichita (“SNB Wichita”), Healthcare Strategic Support, Inc. (“HSSI”), and Business Consulting Group, Inc. (“BCG”). Through its subsidiaries, Southwest offers commercial and consumer lending, deposit and investment services, and specialized cash management, consulting and other financial services from offices in Oklahoma City, Stillwater, Tulsa, and Chickasha, Oklahoma; Austin, Dallas, Houston and San Antonio, Texas; and Wichita and Kansas City, Kansas; and on the Internet, through SNB DirectBanker®. Southwest’s banking philosophy is to provide a high level of customer service, a wide range of financial services, and products responsive to customer needs with a focus on serving healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate borrowers. This philosophy has led to the development of a line of deposit, lending, and other financial products that respond to professional and commercial customer needs for speed, efficiency, and information, and complement more traditional banking products. Such specialized financial services include integrated document imaging and cash management services designed to help our customers in the healthcare industry and other record-intensive enterprises operate more efficiently, and management consulting services through Southwest’s management consulting subsidiaries: HSSI, which serves physicians, hospitals, and healthcare groups, and BCG, which serves small and large commercial enterprises. Information regarding Southwest is available on line at www.oksb.com. Information regarding the products and services of Southwest’s subsidiaries is available on line at www.banksnb.com and www.snbwichita.com. The information on these websites is not a part of this report on form 10-Q.

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

Beginning in 2002, Southwest has expanded operations into the states of Texas and Kansas. At June 30, 2006, these offices accounted for $613.7 million in loans (42% of portfolio loans and 35% of total loans, which include loans held for sale). During the first six months of 2006, these offices produced $2.5 million in net income (20% of the consolidated total), and $107.7 million in asset growth. In the second quarter of 2006, Southwest opened loan production office in Houston, Texas which it plans to convert into a branch consistent with its established expansion strategy. In July, Southwest completed the acquisition of McMullen Bank, which adds two additional branches, one each in San Antonio and Tilden, Texas.

Back to Contents

The Oklahoma Banking segment accounted for $5.6 million and accounted for0 43% of consolidated year-to-date net income, up 35% over the first half of 2005. The increase in the segment’s net income contribution was primarily the result of a decrease in the required provision for loan losses and an increase in the net interest income. The total assets for the Oklahoma Banking segment increased to $902 million at June 30, 2006, although outstanding loans of $844 million at quarter end declined by $45 million, or approximately 5%, from June 30, 2005.

Southwest has a long history of student and residential mortgage lending. These operations comprise the Secondary Market segment. During the first six months of 2006, this segment produced $3.3 million in net income. Assets declined during the first half of 2006 because, while originations of student loans totaled $385.4 million during the quarter, sales proceeds totaled $450.9 million resulting in a 15.7% reduction in the balance of loans outstanding at quarter-end. Loan volumes in the Secondary Market segment may vary significantly from period to period.

Southwest conducts general consumer banking operations, and may establish or acquire additional community banking offices in selected markets.

For additional information on Southwest’s operating segments, please see Note 10, Operating Segments, in the Notes to Unaudited Consolidated Financial Statements. The total of net income of the segments discussed above does not equal consolidated net income for the first six months of 2006 due to income and expenses allocated to the Other Operations segment, which provides funding and liquidity services to the rest of the organization.

Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest became a public company in late 1993 with assets of approximately $434 million. At June 30, 2006, Southwest had total assets of $2.2 billion, deposits of $1.8 billion, and shareholders’ equity of $182.7 million.

Recent Developments

On July 28, 2006, Southwest closed on the acquisition of McMullen Bank. This resulted in two additional Texas branches and additional assets of approximately $35 million.

FINANCIAL CONDITION

Total Assets and Investment Securities

Southwest’s total assets were $2.2 billion at June 30, 2006 and $2.1 billion at December 31, 2005.

Southwest’s investment security portfolio increased $1.6 million, or .61%, from $268.1 million at December 31, 2005 to $269.7 million at June 30, 2006. The increase occurred primarily in equity securities, which increased $3.3 million, or 21%, during the first six months of 2006.

Loans

Total loans, including loans held for sale, were $1.8 billion at June 30, 2006, a 2% increase from December 31, 2005. Portfolio loans, which exclude loans held for sale, increased by $106 million, or 8%, from December 31, 2005. Southwest experienced increases in all categories of loans, except student loans, as shown in the following table:

Back to Contents

	June 30,	December 31,
(Dollars in thousands)	2006	2005	$ Change	% Change
Real estate mortgage

Commercial	$579,966	$563,074	$16,892	3.00%
One-to-four family residential	97,513	93,478	4,035	4.32
Real estate construction	366,247	299,344	66,903	22.35
Commercial	389,525	374,101	15,424	4.12
Installment and consumer
Student loans	312,888	377,110	(64,222)	(17.03)
Other	30,043	28,773	1,270	4.41

Total loans	$1,776,182	$1,735,880	$40,302	2.32%

The composition of loans held for sale included in total loans is shown in the following table.

	June 30,	December 31,
(Dollars in thousands)	2006	2005	$ Change	% Change
Loans held for sale:
Student loans	$312,888	$377,110	($64,222)	(17.03)%
One-to-four family residential	2,583	3,236	(653)	(20.18)
Other loans held for sale	3,006	3,101	(95)	(3.06)

Total loans held for sale	318,477	383,447	(64,970)	(16.94)
Portfolio loans	1,457,705	1,352,433	105,272	7.78

Total loans	$1,776,182	$1,735,880	$40,302	2.32%

Management determines the appropriate level of the allowance for loan losses using a systematic methodology. (See Note 6, “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments,” in the Notes to Unaudited Consolidated Financial Statements.) The allowance for loan losses increased by $2.5 million, or 11%, from December 31, 2005 to June 30, 2006. This change is due to increased allowances on impaired loans, an increase in the loss ratio applied to performing commercial loans, and growth in performing commercial and commercial real estate loans, offset in part by reductions in the allowance related to potential problem loans.

At June 30, 2006, the allowance for loan losses was $26.3 million, or 1.48% of total loans and 99.67% of nonperforming loans, compared to $23.8 million, or 1.37% of total loans and 100.96% of nonperforming loans, at December 31, 2005. (See “Results of Operations-Provision for Loan Losses.”)

June 30, 2006, this reserve for unfunded loan commitments was $1.6 million, a $293,000, or 16%, decrease from the amount at December 31, 2005. This change is due to a substantial decrease in the reserve on commitments related to potential problem loans, partially offset by an increase in the reserve on other loan commitments based on growth.

Deposits and Other Borrowings

Southwest’s deposits were $1.8 billion at June 30, 2006, an increase of $107 million, or 6%, from $1.7 billion at December 31, 2005. Increases occurred in all categories of deposits other than money market accounts as shown in the following table:

Back to Contents

	June 30,	December 31,
(Dollars in thousands)	2006	2005	$ Change	% Change

Noninterest-bearing demand	$235,649	$224,555	$11,094	4.94%
Interest-bearing demand	62,114	49,235	12,879	26.16
Money market accounts	383,772	402,709	(18,937)	(4.70)
Savings accounts	8,895	8,765	130	1.48
Time deposits of $100,000 or more	678,660	608,989	69,671	11.44
Other time deposits	395,684	363,567	32,117	8.83

Total deposits	$1,764,774	$1,657,820	$106,954	6.45%

Stillwater National has unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Citigroup Global Markets, Inc., Wachovia Securities LLC, UBS Financial Services, Inc., RBC Dain Rauscher, Morgan Stanley & Co., Inc., and CountryWide Securities that total $1.5 billion. At June 30, 2006, $418.6 million in these retail certificates of deposit were included in time deposits of $100,000 or more, an increase of $39.8 million, or 11%, from year-end 2005.

Other borrowings decreased $33.6 million, or 16%, to $170.9 million during the first six months of 2006 as the company relied on more traditional sources of funds.

Shareholders’ Equity

Shareholders’ equity increased $12.3 million, or 7%, due primarily to earnings of $12.9 million for the first six months of 2006, offset by dividends declared totaling $2.3 million. Sales of common stock through the dividend reinvestment plan, the employee stock purchase plan, and share based compensation plans contributed an additional $2.7 million to shareholders’ equity in the first half of 2006, including tax benefits realized by Southwest relating to option exercises. Net unrealized holding losses on investment securities available for sale (net of tax) increased to a loss of $4.4 million at June 30, 2006 compared to a loss of $3.3 million at December 31, 2005.

At June 30, 2006, Southwest, Stillwater National and SNB Wichita continued to exceed all applicable regulatory capital requirements.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2006 and 2005

Net income for the second quarter of 2006 of $6.6 million represented an increase of $1.4 million, or 27%, over the $5.2 million earned in the second quarter of 2005. Diluted earnings per share were $0.45 compared to $0.40, a 13% increase. In late June 2005, Southwest completed a public offering of its common stock to provide funds for future growth. The difference between the percentage growth in net income and growth in earnings per share reflects the effects of the additional shares issued in this offering. The increase in net income was primarily the result of a $2.0 million, or 9%, increase in net interest income (fueled by growth of interest and fees on loans), and a $327,000, or 8%, increase in other income (due mainly to increased service charges on deposit accounts), offset in part by a $330,000, or 11%, increase in provision for loan losses, a $68,000, or less than 1%, increase in other expense, and a $501,000, or 16%, increase in taxes on income.

On an operating segment basis, the increase in net income was led by a $200,000 increase from the Oklahoma Banking segment, a $500,000 increase from the Other States Banking segment, and a $1.6 million increase from the Other Operations segment offset by a $900,000 reduction from the Secondary Market segment. The contribution from the Secondary Market segment may vary significantly from period to period as a result of changes in loan volume, interest rates and market behavior; the number of schools participating in Southwest’s student lending programs, the sizes of their enrollment, and the graduation status of student borrowers.

Back to Contents

Net Interest Income

	For the three months ended June 30,
(Dollars in thousands, except share data)	2006	2005	$ Change	% Change

Interest income:
Interest and fees on loans	$39,047	$31,105	$7,942	25.53%
Investment securities:
U.S. government and agency obligations	$2,192	1,726	466	27.00
Mortgage-backed securities	$246	157	89	56.69
State and political subdivisions	$33	50	(17)	(34.00)
Other securities	$234	189	45	23.81
Other interest-earning assets	$60	18	42	233.33

Total interest income	41,812	33,245	8,567	25.77

Interest expense:
Interest-bearing demand	$78	89	(11)	(12.36)
Money market accounts	$4,227	2,383	1,844	77.38
Savings accounts	$6	5	1	20.00
Time deposits of $100,000 or more	$7,478	4,937	2,541	51.47
Other time deposits	$3,943	2,250	1,693	75.24
Other borrowings	$2,275	1,454	821	56.46
Subordinated Debentures	$944	1,235	(291)	(23.56)

Total interest expense	18,951	12,353	6,598	53.41

Net interest income	$22,861	$20,892	$1,969	9.42

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

Yields on Southwest’s interest-earning assets increased 116 basis points, and the rates paid on Southwest’s interest-bearing liabilities increased 138 basis points, resulting in a decrease in the interest rate spread to 3.67% for the second quarter of 2006 from 3.89% for the second quarter of 2005. During the same periods, annualized net interest margin increased to 4.36% from 4.28% and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 118.96% from 115.38%.

The increase in interest income was the result of the 116 basis point increase in the yield earned on interest-earning assets and the $145.6 million, or 7%, increase in average interest-earning assets. Southwest’s average loans increased $102.4 million, or 6%, and the related yield increased to 8.57% for the second quarter of 2006 from 7.23% in 2005. During the same period, average investment securities increased $40.7 million, or 18%, and the related yield increased to 4.01% from 3.71% in 2005.

The increase in total interest expense can be attributed to the 138 basis point increase in the rates paid on interest-bearing liabilities and the $71.4 million, or 4%, increase in average interest-bearing liabilities. The decrease in interest expense on subordinated debentures is due to the redemption of one issue of subordinated debentures during the second quarter 2005 partially offset by rate increases on the remaining two variable rate issuances of subordinated debentures. Rates paid on deposits increased 147 basis points, while average deposits increased $70.9 million or 5%.

Back to Contents

Rate Volume Table

The following table analyzes changes in interest income and interest expense of Southwest for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by the prior period’s rate); and (ii) changes in rates (changes in rate multiplied by the prior period’s volume). Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.

	For the three months ended June 30,
(Dollars in thousands)	2006 vs. 2005

	Increase	Due to Change
	Or	In Average:
	(Decrease)	Volume	Rate

Interest earned on:
Loans receivable (1)	$7,942	$1,929	$6,013
Investment securities	583	397	186
Other interest-earning assets	42	24	18

Total interest income	8,567	2,600	5,967

Interest paid on:
Interest-bearing demand	(11)	(12)	1
Money market accounts	1,844	174	1,670
Savings accounts	1	—	1
Time deposits	4,234	433	3,801
Other borrowings	821	226	595
Subordinated debentures	(291)	(464)	173

Total interest expense	6,598	540	6,058

Net interest income	$1,969	$2,060	$(91)

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

Back to Contents

Average Balances, Yields and Rates

The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the three months ended June 30,
(Dollars in thousands)	2006		2005

	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate

Assets
Total loans	$1,828,484	8.57%	$1,726,037	7.23%
Investment securities	270,392	4.01	229,692	3.71
Other interest-earning assets	5,050	4.77	2,565	2.81

Total interest-earning assets	2,103,926	7.97	1,958,294	6.81
Other assets	87,758		94,347

Total assets	$2,191,684		$2,052,641

Liabilities and shareholders' equity
Interest-bearing demand deposits	$57,938	0.54%	$66,671	0.54%
Money market accounts	406,476	4.17	380,347	2.51
Savings accounts	8,971	0.27	8,524	0.24
Time deposits	1,051,660	4.36	998,651	2.89

Total interest-bearing deposits	1,525,045	4.14	1,454,193	2.67
Other borrowings	197,226	4.63	172,872	3.37
Subordinated debentures	46,393	8.05	70,196	6.96

Total interest-bearing liabilities	1,768,664	4.30	1,697,261	2.92
Noninterest-bearing demand deposits	222,594		198,823
Other liabilities	18,240		16,009
Shareholders' equity	182,186		140,548
Total liabilities and shareholders' equity	$2,191,684		$2,052,641

Interest rate spread		3.67%		3.89%

Net interest margin (1)		4.36%		4.28%

Ratio of average interest-earning assets
to average interest-bearing liabilities	118.96%		115.38%

(1)	Net interest margin = annualized net interest income / average interest-earning assets

Back to Contents

Other Income

	For the three months ended June 30,
(Dollars in thousands)	2006	2005	$ Change	% Change

Other income:
ATM Service Charges	$940	$871	$69	7.92%
Other service charges	1,691	1,498	193	12.88
Other customer fees	378	399	(21)	(5.26)
Other noninterest income	527	494	33	6.68
Gain on sales of loans receivable:
Student loan sales	673	567	106	18.69
Mortgage loan sales	254	340	(86)	(25.29)
All other loan sales	113	9	104	11.56
Gain (loss) on sales of investment securities	(71)	—	(71)

Total other income	$4,505	$4,178	$327	7.83%

Southwest’s multi-state ATM network operated 296 ATM machines in 30 states at June 30, 2006 compared to 291 ATM machines in 26 states at June 30, 2005.

The major factor in the increase of other service charges was a $97,000 increase in overdraft service charges, a $30,000 increase in commercial service charges and a $47,000 reduction in rebates to closed accounts.

Gain on sales of loans is a reflection of the activity in the student, mortgage and commercial lending areas as discussed elsewhere in this document.

During 2006, Southwest determined that the unrealized losses associated with certain debt securities were other than temporary due to sustained declines in market value. Because management does not intend to hold these securities for a period of time sufficient for them to recover the unrealized losses, impairment charges of $263,000 were recorded in the first quarter 2006 to reduce the carrying values of the securities to their market values. An additional $71,000 of loss was recognized in the second quarter of 2006.

Other Expense

	For the three months ended June 30,
(Dollars in thousands)	2006	2005	$ Change	% Change

Other expense:
Salaries and employee benefits	$7,788	$6,339	$1,449	22.86%
Occupancy	2,430	2,338	92	3.93
FDIC and other insurance	124	119	5	4.20
Other real estate	26	376	(350)	(93.09)
General and administrative	3,484	4,612	(1,128)	(24.46)

Total other expense	$13,852	$13,784	$68	0.49%

Salaries and employee benefits increased $1.4 million primarily as a result of a normal compensation increases, incentive based accruals, an increase in the number of employees, an increase in share-based compensation expense related to non-qualified and incentive stock options as required by the adoption of SFAS No. 123(R) and recruitment expenses in connection with the market expansion. The number of full-time equivalent employees increased from 365 at the end of the second quarter of 2005 to 409 at the end of the second quarter of 2006.

Back to Contents

The primary factor in the decrease of other real estate expense was the net gains, plus the reduced expense levels associated with the sale of three properties resulting in a $5.0 million reduction in the carrying value of other real estate during the quarter.

General and administrative expenses decreased primarily because of a $ 977,000 reduction in the amortization expense related to debt issuance cost on trust preferred securities and a $332,000 decrease in the provision for unfunded loan commitments. In the second quarter of 2005, there was a required write-off of $970,000 in unamortized issuance costs related to the redemption of subordinated debentures.

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005

Net income for the first six months of 2006 of $12.9 million represented an increase of $2.3 million or 22%, over the $10.6 million earned in the first six months of 2005. Diluted earnings per share were $0.89 compared to $0.83, a 7% increase. The increase in net income was primarily the result of a $3.1 million, or 7%, increase in net interest income (fueled by growth in interest and fees on loans), a $1.3 million, or 18% decrease in provision for loan losses, and a $575,000, or 7%, increase in other income (due mainly to increased service charges on deposit accounts), offset in part by a $1.1 million, or 4.3%, increase in other expense, and a $1.6 million, or 26%, increase in taxes on income.

On an operating segment basis, the increase in net income was led by a $1.5 million increase from the Oklahoma Banking segment, a $1.4 million increase from the Other States Banking segment, and a $2.1 million increase from the Other Operations segment offset by a $2.7 million reduction from the Secondary Market segment. The contribution from the Secondary Market segment may vary significantly from period to period as a result of changes in loan volume, interest rates and market behavior; the number of schools participating in Southwest’s student lending programs, the sizes of their enrollment, and the graduation status of student borrowers; and other factors.

Net Interest Income

	For the six months ended June 30,
(Dollars in thousands)	2006	2005	$ Change	% Change

Interest income:
Interest and fees on loans	$75,765	$61,028	$14,737	24.15%
Investment securities:
U.S. government and agency obligations	4,388	3,328	1,060	31.85
Mortgage-backed securities	491	300	191	63.67
State and political subdivisions	66	108	(42)	(38.89)
Other securities	430	389	41	10.54
Other interest-earning assets	80	38	42	110.53

Total interest income	81,220	65,191	16,029	24.59

Interest expense:
Interest-bearing demand	141	165	(24)	(14.55)
Money market accounts	7,975	4,287	3,688	86.03
Savings accounts	11	10	1	10.00
Time deposits of $100,000 or more	13,660	9,069	4,591	50.62
Other time deposits	7,350	4,074	3,276	80.41
Other borrowings	5,164	3,122	2,042	65.41
Subordinated debentures	1,816	2,480	(664)	(26.77)

Total interest expense	36,117	23,207	12,910	55.63

Net interest income	$45,103	$41,984	$3,119	7.43%

Back to Contents

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

Yields on Southwest’s interest-earning assets increased 107 basis points, and the rates paid on Southwest’s interest-bearing liabilities increased 136 basis points, resulting in a decrease in the interest rate spread to 3.70% for the first six months of 2006 from 3.99% for the first six months of 2005. During the same periods, annualized net interest margin remained relatively flat declining from 4.35% to 4.34%. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 118.49% for the first six months of 2006 from 115.03% for the first six months of 2005.

The principal factor in the increase of interest income was the 107 basis point increase in the yield earned on interest-earning assets and the $146.4 million, or 8%, increase in average interest-earning assets. Southwest’s average loans increased $97.5 million, or 6%, and the related yield increased to 8.41% for the first six months of 2006 from 7.16% in 2005. During the same period, average investment securities increased $47.1 million, or 21%, and the related yield increased to 4.00% from 3.71% in 2005.

The increase in total interest expense can be attributed to the 136 basis point increase in the rates paid on interest-bearing liabilities and the $74.1 million, or 4%, increase in average interest-bearing liabilities. The decrease in interest expense on subordinated debentures is due to the redemption of one issue of subordinated debentures during the second quarter 2005 partially offset by rate increases on the remaining two variable rate issuances of subordinated debentures. Rates paid on deposits increased 146 basis points, while average deposits increased $63.9 million or 4%.

Back to Contents

Rate Volume Table

The following table analyzes changes in interest income and interest expense of Southwest for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by the prior period’s rate); and (ii) changes in rates (changes in rate multiplied by the prior period’s volume). Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.

(Dollars in thousands)	For the first six months 2006 vs. 2005

	Increase	Due to Change
	Or	In Average:
	(Decrease)	Volume	Rate

Interest earned on:
Loans receivable (1)	$14,737	$3,608	$11,129
Investment securities	1,250	967	283
Other interest-earning assets	42	28	14

Total interest income	16,029	5,259	10,770

Interest paid on:
Interest-bearing demand	(24)	(22)	(2)
Money market accounts	3,688	278	3,410
Savings accounts	1	—	1
Time deposits	7,867	799	7,068
Other borrowings	2,042	622	1,420
Subordinated debentures	(664)	(942)	278

Total interest expense	12,910	1,057	11,853

Net interest income	$3,119	$4,202	$(1,083)

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

Back to Contents

Average Balances, Yields and Rates

The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the six months ended June 30,
(Dollars in thousands)	2006		2005

	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate

Assets
Total loans	$1,817,383	8.41%	$1,719,874	7.16%
Investment securities	271,235	4.00	224,162	3.71
Other interest-earning assets	4,793	3.37	2,976	2.57

Total interest-earning assets	2,093,411	7.82	1,947,012	6.75
Other assets	91,027		89,149

Total assets	$2,184,438		$2,036,161

Liabilities and shareholders' equity
Interest-bearing demand deposits	$56,704	0.50%	$65,475	0.51%
Money market accounts	402,256	4.00	379,029	2.28
Savings accounts	8,930	0.25	8,531	0.24
Time deposits	1,019,992	4.15	970,984	2.73

Total interest-bearing deposits	1,487,882	3.95	1,424,019	2.49
Other borrowings	232,473	4.48	197,464	3.19
Subordinated debentures	46,393	7.83	71,182	6.93

Total interest-bearing liabilities	1,766,748	4.12	1,692,665	2.76
Noninterest-bearing demand deposits	220,861		192,266
Other liabilities	17,767		15,639
Shareholders' equity	179,062		135,591

Total liabilities and shareholders' equity	$2,184,438		$2,036,161

Interest rate spread		3.70%		3.99%

Net interest margin (1)		4.34%		4.35%

Ratio of average interest-earning assets
to average interest-bearing liabilities	118.49%		115.03%

(1)	Net interest margin = annualized net interest income / average interest-earning assets

Back to Contents

Other Income

	For the six months ended June 30,
(Dollars in thousands)	2006	2005	$ Change	% Change

Other income:
ATM Service Charges	$1,828	$1,675	$153	9.13%
Other service charges	3,198	2,846	352	12.37
Other customer fees	757	742	15	2.02
Other noninterest income	1,079	866	213	24.60
Gain on sales of loans receivable:
Student loan sales	1,360	1,206	154	12.77
Mortgage loan sales	423	537	(114)	(21.23)
All other loan sales	162	26	136	523.08
Gain (loss) on sales of investment securities	(334)	—	(334)

Total other income	$8,473	$7,898	$575	7.28%

Southwest’s multi-state ATM network operated 296 ATM machines in 30 states at June 30, 2006 compared to 291 ATM machines in 26 states at June 30, 2005.

The major factor in the increase of other service charges was a $126,000 increase in commercial service charges, a $103,000 increase in overdraft service charges, and a $105,000 reduction in rebates to closed accounts.

Other noninterest income includes consulting fee income generated by Southwest’s consulting subsidiaries, BCG and HSSI, which increased $190,000, and brokerage fees which increase $54,000 in the second quarter 2006 over the same period of 2005. These are the major contributor in the increase of other noninterest income.

Gain on sales of loans is a reflection of the activity in the student, mortgage and commercial lending areas as discussed elsewhere in this document.

During 2006, Southwest determined that the unrealized losses associated with certain debt securities were other than temporary due to sustained declines in market value. Because management does not intend to hold these securities for a period of time sufficient for them to recover the unrealized losses, impairment charges of $334,000 were recorded in the first six months of 2006 to reduce the carrying values of the securities to their market values.

Other Expense

	For the six months nded June 30,
(Dollars in thousands)	2006	2005	$ Change	% Change

Salaries and employee benefits	$15,028	$12,551	$2,477	19.74%
Occupancy	4,997	4,684	313	6.68
FDIC and other insurance	251	236	15	6.36
Other real estate	134	540	(406)	(75.19)
General and administrative	6,632	7,917	(1,285)	(16.23)

Total other expenses	$27,042	$25,928	$1,114	4.30%

Salaries and employee benefits increased $2.5 million primarily as a result of normal compensation increases, incentive based accruals, an increase in the number of employees, share-based compensation expense related to non-qualified and incentive stock options as required by the adoption of SFAS No. 123(R), and recruitment expenses in connection with market expansion. The number of full-time equivalent employees increased from 365 at the end of second quarter 2005 to 409 at the end of second quarter 2006.

Back to Contents

The increase in occupancy expense is due primarily to increased rent and equipment maintenance expenses in connection with Southwest’s continued growth and expansion.

The primary factor in the decrease of other real estate expense was the net gains, plus the reduced expense levels associated with the sale of three properties resulting in a $5.0 million reduction in the carrying value of other real estate during the first six month of 2006.

General and administrative expenses decreased primarily because of a $988,000 reduction in the amortization expense related to debt issuance cost on trust preferred securities and a $700,000 decrease in the provision for unfunded loan commitments, offset in part by an increase of $115,000 in fraudulent check losses and an increase of $158,000 in business development expense. In the second quarter of 2005, there was a required write-off of $970,000 in unamortized issuance costs related to the redemption of subordinated debentures.

* * * * * * *

Provisions for Loan Losses and for Unfunded Loan Commitments

Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses and the reserve for unfunded loan commitments at the levels Southwest determines is appropriate based on a systematic methodology. (See Note 6, “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments,” in the Notes to Unaudited Consolidated Financial Statements.)

The allowance for loan losses of $26.3 million increased $2.5 million, or 11%, from year-end 2005. A provision for loan losses of $6 million was recorded in the first six months of 2006, a decrease of $1.3 million, or 18%, from the first six months of 2005. (See Note 5, “Loans Receivable,” in the Notes to Unaudited Consolidated Financial Statements.)

At June 30, 2006, the reserve for unfunded loan commitments was $1.6 million, a $293,000, or 16%, decrease from the amount reported at December 31, 2005. This reserve is included in other liabilities. The related provision for unfunded loan commitments is a component of general and administrative expense.

Taxes on Income

Southwest’s income tax expense was $7.6 million and $6.0 million for the first six months of 2006 and 2005, respectively, an increase of $1.6 million, or 27%, principally as a result of growth in pre-tax income. Effective rates were 37% and 36% for the first six months of 2006 and 2005.

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

Southwest, Stillwater National, and SNB Wichita have available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank (“FRB”), the Student Loan Marketing Association (“Sallie Mae”), the Federal Home Loan Bank of Topeka (“FHLB”), and the F&M Bank of Tulsa (“F&M”). Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $1.5 million at June 30, 2006. Stillwater National has approved federal funds purchase lines totaling $367.0 million with nine banks; $2.0 million was outstanding on these lines at June 30, 2006. In addition, Stillwater National has available a $200.0 million line of credit from Sallie Mae and a $345.4 million line of credit from the FHLB; SNB Wichita also has a $10.4 million line of credit from the FHLB. Borrowings under the Sallie Mae line would be secured by student loans. Borrowings under the FHLB lines are secured by investment securities and loans. The Sallie Mae line expires April 30, 2007; no amount was outstanding on this line at June 30, 2006. The Stillwater National FHLB line of credit had an outstanding balance of $121.5 million at June 30, 2006; the SNB Wichita line of credit had no outstanding balance at June 30, 2006. See also “Deposits and Other Borrowings” on page 19.

Back to Contents

Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of U.S. government agency obligations, which are designated as pledged with Stillwater National’s safekeeping agent. These transactions are for one-to-four day periods.

During the first six months of 2006, the only categories of other borrowings whose averages exceeded 30% of ending shareholders’ equity were repurchase agreements and funds borrowed from the FHLB.

	June 30, 2006		June 30, 2005

(Dollars in thousands)	Repurchase Agreements	Funds Borrowed from the FHLB	Repurchase Agreements	Funds Borrowed from the FHLB

Amount outstanding at end of period	$45,866	$121,500	$37,536	$105,300
Weighted average rate paid at end of period	3.83%	4.67%	2.08%	3.93%
Average Balance:
For the three months ended	$40,925	$124,221	$32,443	$108,465
For the six months ended	$39,842	$145,370	$32,639	$122,337
Average Rate Paid:
For the three months ended	3.83%	4.80%	3.78%	3.87%
For the six months ended	3.69%	4.63%	1.89%	3.70%
Maximum amount outstanding at any month end	$45,866	$185,040	$47,717	$131,950

During the first six months of 2006, cash and cash equivalents increased by $47.0 million, or 94%, to $97.3 million. This increase was the net result of cash provided from financing activities of $73.2 million (primarily from an increase in deposits, partially offset by a decline in borrowings) and cash provided from operating activities of $81.6 million, offset in part by cash used in net loan origination and other investing activities of $107.7 million.

During the first six months of 2005, cash and cash equivalents increased by $7.0 million, or 29%, to $31.1 million. This increase was the net result of cash provided from financing activities of $113.0 million (primarily from an increase in deposits, partially offset by a decline in borrowings) offset in part by cash used in net loan origination and other investing activities of $88.2 million and cash used in operating activities of $17.8 million, primarily to fund an increase in loans held for sale.

CAPITAL RESOURCES

In the first six months of 2006, total shareholders’ equity increased $12.3 million, or 7%, to $182.7 million due primarily to earnings of $12.9 million, net of $2.3 million in cash dividends declared on common stock. The sale or issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan, and the employee stock option plan and the issuance of restricted stock contributed an additional $2.7 million to shareholders’ equity in the first six months of 2006, including tax benefits realized by Southwest relating to option exercises. Accumulated comprehensive income (loss), consisting of net unrealized gains (losses) on investment securities available for sale (net of tax), was $(4.4) million at June 30, 2006 compared to $(3.3) million at December 31, 2005.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines. At June 30, 2006, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.80%, a Tier I risk-based capital ratio of 12.54%, and a leverage ratio of 10.58%. As of June 30, 2006, Stillwater National and SNB Wichita also met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National or SNB Wichita by Federal bank or thrift regulators.

Back to Contents

Southwest declared a dividend of $0.0825 per common share payable on July 3, 2006 to shareholders of record as of June 19, 2006.

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

* * * * * * *

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 7. “Derivative Instruments and Hedging Activities” to the Unaudited consolidated financial statements, above which is incorporated herein by reference. Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2005.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of June 30, 2006. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of June 30, 2006.

First Six Months 2006 Changes in Internal Control over Financial Reporting

No change occurred during the first six months of 2006 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.

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

Back to Contents

PART II. OTHER INFORMATION

Item 1.	Legal proceedings

None

Item 1A.	Risk Factors

There were no material changes in risk factors during the first quarter from those disclosed in Southwest’s Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered sales of equity securities and use of proceeds

There were no unregistered sales of equity securities by Southwest during the quarter ended June 30, 2006.

There were no purchases of Southwest’s common stock by or on behalf of Southwest or any affiliated purchasers of Southwest (as defined in Securities and Exchange Commission Rule 10b-18) during the six months ended June 30, 2006.

Item 3.	Defaults upon senior securities

None

Item 4.	Submission of matters to a vote of security holders

At Southwest’s annual shareholders’ meeting, held on April 27, 2006, the shareholders of Southwest re-elected three Directors each for a term expiring at the 2009 annual shareholders’ meeting or such later time as his successor is elected and qualified. The Directors elected and the shareholder vote in the election of each Director were as follows:

	For	Withheld
James E. Berry II	12,556,953	250,955
Joe Berry Cannon	12,300,391	507,517
Robert B. Rodgers	12,553,630	254,278

Other Directors continuing in office following the annual shareholders’ meeting were Thomas D. Berry, Rick Green, J. Berry Harrison, Erd M. Johnson, David P. Lambert, Linford R. Pitts and Russell W. Teubner. (Mr. Johnson subsequently retired from the Board.)

There were 14,110,382 shares of common stock outstanding and entitled to vote at the meeting. A total of 12,807,908 shares of common stock were represented at the meeting in person or by proxy, representing 90.76% of the shares outstanding and entitled to vote at the meeting.

Item 5.	Other information

None

Item 6.	Exhibits

	Exhibit 31(a),(b)	Rule 13a-14(a)/15d-14(a) Certifications
	Exhibit 32(a),(b)	18 U.S.C. Section 1350 Certifications

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANCORP, INC.

(Registrant)

By:	/s/ Rick Green	August 8, 2006

	Rick Green	Date
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kerby Crowell	August 8, 2006

	Kerby Crowell	Date
Executive Vice President, Chief Financial
Officer and Secretary
(Principal Financial Officer)