Form 10-Q
period 2006-09-30
SOUTHWEST BANCORP INC
filed 2006-11-07
CIK 914374

Click here for Index

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

14,228,352 (11/1/2006)

SOUTHWEST BANCORP, INC.

Back to Index

SOUTHWEST BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)	September 30, 2006	December 31, 2005

Assets
Cash and due from banks	$41,024	$50,277
Investment securities:
Held to maturity, fair value $1,619 (2006) and $1,530 (2005)	1,629	1,538
Available for sale, amortized cost $259,775 (2006) and $262,180 (2005)	256,006	256,751
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	12,183	9,804
Loans held for sale	257,689	383,447
Loans receivable, net of allowance for loan losses of $28,064 (2006) and $23,812 (2005)	1,513,674	1,328,621
Accrued interest receivable	21,377	14,382
Premises and equipment, net	22,307	20,584
Other real estate owned	1,878	7,130
Goodwill	1,098	194
Other intangible assets	3,069	1,407
Other assets	25,804	25,504

Total assets	$2,157,738	$2,099,639

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand	$245,335	$224,555
Interest-bearing demand	58,037	49,235
Money market accounts	358,812	402,709
Savings accounts	10,931	8,765
Time deposits of $100,000 or more	646,849	608,989
Other time deposits	420,600	363,567

Total deposits	1,740,564	1,657,820
Accrued interest payable	11,480	8,953
Income tax payable	552	288
Other liabilities	9,778	11,233
Other borrowings	157,740	204,508
Subordinated debentures	46,393	46,393

Total liabilities	1,966,507	1,929,195
Shareholders’ equity:
Common stock - $1 par value; 20,000,000 shares authorized; 14,658,042 shares issued and outstanding	14,658	14,658
Paid in capital	45,756	45,672
Retained earnings	140,918	124,882
Accumulated other comprehensive loss	(2,309)	(3,325)
Treasury stock, at cost; 433,308 (2006) and 636,125 (2005) shares	(7,792)	(11,443)

Total shareholders’ equity	191,231	170,444

Total liabilities & shareholders’ equity	$2,157,738	$2,099,639

The accompanying notes are integral part of this statement.

Back to Index

SOUTHWEST BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,

(Dollars in thousands, except earnings per share data)	2006	2005	2006	2005

Interest income:
Loans	$41,074	$32,429	$116,839	$93,457
Investment securities:
U.S. government and agency obligations	2,183	2,119	6,571	5,447
Mortgage-backed securities	270	159	761	459
State and political subdivisions	24	31	90	139
Other securities	209	179	639	568
Other interest-earning assets	57	31	137	69

Total interest income	43,817	34,948	125,037	100,139
Interest expense:
Interest-bearing demand deposits	79	57	220	222
Money market accounts	4,066	2,914	12,041	7,201
Savings accounts	19	6	30	16
Time deposits of $100,000 or more	8,106	5,235	21,766	14,304
Other time deposits	4,578	2,638	11,928	6,712
Other borrowings	2,281	1,904	7,445	5,026
Subordinated debentures	992	801	2,808	3,281

Total interest expense	20,121	13,555	56,238	36,762

Net interest income	23,696	21,393	68,799	63,377

Provision for loan losses	3,006	4,142	8,998	11,437

Other income:
Service charges and fees	2,872	2,894	8,655	8,157
Other noninterest income	411	364	1,490	1,230
Gain on sales of loans	616	1,333	2,561	3,102
Gain (loss) on sales of investment securities	60	—	(274)	—

Total other income	3,959	4,591	12,432	12,489
Other expense:
Salaries and employee benefits	7,477	6,173	22,505	18,724
Occupancy	2,520	2,704	7,517	7,388
FDIC and other insurance	128	124	379	360
Other real estate (net)	122	230	256	770
General and administrative	3,663	3,494	10,295	11,411

Total other expense	13,910	12,725	40,952	38,653

Income before taxes	10,739	9,117	31,281	25,776
Taxes on income	4,100	3,310	11,737	9,354

Net income	$6,639	$5,807	$19,544	$16,422

Basic earnings per share	$0.47	$0.41	$1.38	$1.27
Diluted earnings per share	$0.46	$0.41	$1.35	$1.24
Cash dividends declared per share	$0.0825	$0.075	$0.2475	$0.225

The accompanying notes are an integral part of this statement.

Back to Index

SOUTHWEST BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,

(Dollars in thousands)	2006	2005

Operating activities:
Net income	$19,544	$16,422
Adjustments to reconcile net income to net cash (used in) provided from operating activities:
Provision for loan losses	8,998	11,437
Deferred taxes	(1,687)	(808)
Depreciation and amortization expense	2,160	1,967
Amortization of premiums and accretion of discounts on securities, net	38	106
Amortization of intangibles	330	284
Stock based compensation	789	—
(Gain) Loss on investment securities	274	—
(Gain) Loss on sales of loans	(2,561)	(3,102)
(Gain) Loss on sales of premises/equipment	(24)	20
(Gain) Loss on other real estate owned, net	(220)	(2)
Proceeds from sales of residential mortgage loans	52,650	69,066
Residential mortgage loans originated for resale	(51,700)	(68,422)
Proceeds from sales of student loans	641,769	603,790
Student loans originated for resale	(515,610)	(627,911)
Tax benefit from exercise of stock options	—	591
Changes in assets and liabilities:
Accrued interest receivable	(6,824)	615
Other assets	567	(1,525)
Income taxes payable	1,182	(671)
Excess tax benefit from share-based payment arrangements	(918)	—
Accrued interest payable	2,483	3,175
Other liabilities	(1,238)	276

Net cash (used in) provided from operating activities	150,002	5,308

Investing activities:
Proceeds from sales of available for sale securities	19,691	—
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	999	1,785
Available for sale securities	6,974	8,070
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(2,379)	(456)
Purchases of held to maturity securities	(1,095)	—
Purchases of available for sale securities	(9,502)	(60,940)
Loans originated and principal repayments, net	(180,785)	(65,688)
Acquistion of McMullen Bank	(67)	—
Purchases of premises and equipment	(2,182)	(2,694)
Proceeds from sales of premises and equipment	126	90
Proceeds from sales of other real estate owned	6,072	2,567

Net cash (used in) provided from investing activities	(162,148)	(117,266)

Financing activities:
Net increase (decrease) in deposits	50,198	184,847
Net increase (decrease) in other borrowings	(46,768)	(9,494)
Net proceeds from issuance of common stock	1,932	40,877
Repayment of subordinated debentures	—	(25,787)
Purchases of treasury stock	—	(12,416)
Excess tax benefit from share-based payment arrangements	918	—
Common stock dividends paid	(3,387)	(2,785)

Net cash (used in) provided from financing activities	2,893	175,242

Net increase (decrease) in cash and cash equivalents	(9,253)	63,284
Cash and cash equivalents,
Beginning of period	50,277	24,097

End of period	$41,024	$87,381

The accompanying notes are an integral part of this statement.

Back to Index

SOUTHWEST BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
SOUTHWEST BANCORP, INC.

(Dollars in thousands, except per share data)	Common Stock		Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity

	Shares	Amount

Balance, January 1, 2006	14,658,042	$14,658	$45,672	$124,882	$(3,325)	$(11,443)	$170,444
Cash dividends declared:
Common, $0.2475 per share	—	—	—	(3,508)	—	—	(3,508)
Common stock issued:
Employee Stock Option Plan	—	—	(1,567)	—	—	3,372	1,805
Employee Stock Purchase Plan	—	—	12	—	—	43	55
Dividend Reinvestment Plan	—	—	14	—	—	58	72
Restricted Stock	—	—	37	—	—	178	215
Tax benefit related to exercise of stock options	—	—	1,588	—	—	—	1,588
Other comprehensive income (loss), net of tax	—	—	—	—	1,016	—	1,016
Net income	—	—	—	19,544	—	—	19,544

Balance, September 30, 2006	14,658,042	$14,658	$45,756	$140,918	$(2,309)	$(7,792)	$191,231

The accompanying notes are an integral part of this statement.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended September 30,		For the nine months ended September 30,

(Dollars in thousands)	2006	2005	2006	2005

Net income	$6,639	$5,807	$19,544	$16,422
Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities	3,437	(2,580)	1,385	(3,276)
Reclassification adjustment for (gains) losses arising during the period	(60)	—	274	—

Other comprehensive income (loss), before tax	3,377	(2,580)	1,659	(3,276)
Tax (expense) benefit related to items of other comprehensive income (loss)	(1,310)	999	(643)	1,270

Other comprehensive income (loss), net of tax	2,067	(1,581)	1,016	(2,006)

Comprehensive income	$8,706	$4,226	$20,560	$14,416

The accompanying notes are an integral part of this statement.

Back to Index

SOUTHWEST BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1: GENERAL

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal recurring adjustments. The results of operations for the three and nine months ended September 30, 2006, and the cash flows for the nine months ended September 30, 2006, should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2005.

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

NOTE 4: INVESTMENT SECURITIES

The following table presents securities with gross unrealized losses and fair value by length of time that the individual securities had been in a continuous unrealized loss position at September 30, 2006. Securities whose market values exceed cost are excluded from this table.

	Continuous Unrealized Loss Existing for:

(Dollars in thousands)	Number of Securities	Amortized Cost	Less Than 12 Months	More Than 12 Months	Fair Value

Held to Maturity:
Obligations of state and political subdivisions	3	$1,629	$(10)	$—	$1,619

Total	3	$1,629	$(10)	$—	$1,619

Available for Sale:
U.S. government and agency obligations	88	$218,318	$(39)	$(4,350)	$213,929
Obligations of state and political subdivisions	1	1,250	—	(28)	1,222
Mortgage-backed securities	39	21,599	(52)	(157)	21,390
Other debt securities	2	1,000	(4)	—	996

Total	130	$242,167	$(95)	$(4,535)	$237,537

Southwest evaluates securities on an individual basis for other-than-temporary impairment on at least a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of Southwest to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Because the declines in fair value noted above were attributable to increases in interest rates and not attributable to credit quality, and because Southwest has the ability and intent to hold all of these investments until a market price recovery or maturity, the impairment of these investments is not deemed to be other-than-temporary.

Back to Index

During 2006, Southwest determined that the unrealized losses associated with certain debt securities were other than temporary due to sustained declines in market value. Because management does not intend to hold these securities for a period of time sufficient for them to recover the unrealized losses, impairment charges of $334,000 were recorded in the first three quarters of 2006 to reduce the carrying values of the securities to their market values.

NOTE 5: LOANS RECEIVABLE

Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Kansas and Texas. Its commercial lending operations are concentrated in the Oklahoma City, Stillwater, and Tulsa areas of Oklahoma; in the Dallas, San Antonio, Austin, and Houston areas of Texas; and in the Wichita and Kansas City areas of Kansas. As a result, the collectibility of Southwest’s loan portfolio can be affected by changes in the economic conditions in these three states and in those metropolitan areas. At September 30, 2006 and December 31, 2005, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets, or were guaranteed by agencies of the United States government or, in the case of private student loans, insured by a private insurer.

At September 30, 2006, loans to individuals and businesses in the healthcare industry totaled approximately $499.8 million, or 28%, of total loans, and student loans totaled approximately $252.7 million, or 14%, of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% or more of total loans.

Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates. Total nonaccrual loans increased $1.8 million, or 8%, from December 31, 2005, and total nonperforming loans increased $7.4 million, or 31%. Total nonperforming assets of $32.9 million (which includes other real estate owned) increased $2.2 million, or 7%, from year-end 2005.

(Dollars in thousands)	At September 30, 2006	At December 31, 2005

Nonaccrual loans (1)	$23,913	$22,099
Past due 90 days or more	7,090	1,486

Total nonperforming loans	31,003	23,585
Other real estate owned	1,878	7,130

Total nonperforming assets	$32,881	$30,715

Nonperforming loans to loans receivable	1.72%	1.36%
Allowance for loan losses to nonperforming loans	90.52%	100.96%
Nonperforming assets to loans receivable and other real estate owned	1.83%	1.76%
(1)	The government-guaranteed portion of loans included in these totals was $1.8 million (2006) and $1.6 million (2005).

The principal balance of loans for which accrual of interest has been discontinued totaled approximately $23.9 million at September 30, 2006. All of the nonaccruing assets are subject to regular tests for impairment as part of Southwest’s allowance for loan losses methodology (see Note 6).

During the first nine months of 2006, $237,000 in interest income was received on nonaccruing loans. If interest on those loans had been accrued for the nine months ended September 30, 2006, additional total interest income of $1.1 million would have been recorded.

Back to Index

Performing loans considered potential problem loans (loans that are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems cause management to have doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may become problems in the future) amounted to approximately $67.2 million at September 30, 2006, compared to $62.2 million at December 31, 2005, an increase of 8%. This increase was primarily the result of one credit, currently performing, which is being closely monitored by management. Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.

NOTE 6: ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LOAN COMMITMENTS

Activity in the allowance for loan losses is shown below for the indicated periods.

(Dollars in thousands)	For the nine months ended September 30, 2006	For the year ended December 31, 2005

Balance at beginning of period	$23,812	$18,991
Loans charged-off:
Real estate mortgage	553	2,872
Real estate construction	445	155
Commercial	3,967	8,587
Installment and consumer	317	406

Total charge-offs	5,282	12,020
Recoveries:
Real estate mortgage	263	186
Real estate construction	—	1
Commercial	258	706
Installment and consumer	15	163

Total recoveries	536	1,056

Net loans charged-off	4,746	10,964
Provision for loan losses	8,998	15,785

Balance at end of period	$28,064	$23,812

Loans outstanding:
Average	$1,820,764	$1,734,501
End of period	1,799,427	1,735,880
Net charge-offs to total average loans (annualized)	0.35%	0.63%
Allowance for loan losses to total loans (end of period)	1.56%	1.37%

The allowance for loan losses is established through a provision for loan losses charged to operations. Loan amounts which are determined to be uncollectible are charged against this allowance, and recoveries, if any, are added to the allowance. The appropriate amount of the allowance is based on continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio using a systematic methodology. Southwest’s methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and an unallocated allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases. Loss factors generally are based on Southwest’s historical loss experience in the various portfolio categories over the prior eighteen months or twelve months, but may be adjusted for categories where eighteen and twelve month loss experience is historically unusual. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses. Formula allowances also are established for loans that do not have specific allowances according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each credit grade. Specific allowances are established in cases where management has identified significant conditions or circumstances related to individual loans that management believes indicate the probability that losses may be incurred in an amount different from the amounts determined by application of the formula allowance. Specific allowances include amounts related to loans that are identified for evaluation of impairment. A loan is considered to be impaired when, based on current information and events, it is probable that Southwest will be unable to collect all amounts due according to the contractual terms of the loan agreement. The allowance for loan losses related to loans that are evaluated for impairment is based either on the discounted cash flows using the loan’s initial effective interest rate or on the fair value of the collateral for certain collateral dependent loans. Smaller balance, homogeneous loans, including mortgage, student, and consumer loans, are collectively evaluated for impairment. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. All of Southwest’s nonaccrual loans are considered to be impaired loans. The unallocated allowance is based upon management’s evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. These factors may include general economic and business conditions affecting lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal credit examiners, and management’s judgment with respect to various and other conditions including credit administration and management and the quality of risk identification systems. Management reviews these conditions quarterly. There were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance during the first nine months of 2006. Southwest determined the level of the allowance for loan losses at September 30, 2006, was appropriate, based on that methodology.

Back to Index

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

At September 30, 2006, the reserve for unfunded loan commitments was $1.6 million, a decrease of $338,000, or 18%, from the amount at December 31, 2005. The reserve, which is included in other liabilities on Southwest’s statement of financial condition, is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.

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

Back to Index

Fair Value Hedges

Southwest uses interest rate swaps in order to offset changes in fair value of fixed rate deposits that occur during periods of interest rate volatility. Southwest is able to demonstrate an effective hedging relationship between derivatives and matched items by proving that their changes in fair values substantially offset. Southwest enters into interest rate swap agreements with the objective of converting the fixed interest rate on retail brokered CDs to a variable interest rate. The swap agreements require Southwest to pay a variable rate of interest based on a spread to the one-month London Interbank Offered Rate (“LIBOR”) and to receive a fixed rate of interest equal to that of the retail brokered CD (hedged item). Under the swap agreements, Southwest is to pay variable interest payments on a monthly basis; fixed interest payments are to be received on the maturity date of the swap agreement, except for two agreements that pay semi-annually. Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recorded as an adjustment of interest expense of the hedged item. The net cash flows related to fair value hedges decreased interest expense on certificates of deposit by $26,000 for the nine months ended September 30, 2006. All of the interest rate swaps outstanding at September 30, 2006 will expire during 2007.

Fair value hedges are accounted for at fair value. The swaps qualify for the “shortcut method” under SFAS No. 133. Based on this shortcut method, no ineffectiveness is assumed. As a result, changes in the fair value of the swaps directly offset changes in the fair value of the underlying hedged item (i.e., retail brokered CDs). All changes in fair value are measured on a quarterly basis.

The following table provides information on Southwest’s derivative portfolio as of September 30, 2006. Gross unrealized losses on derivatives are included in other liabilities. There were no derivative instruments in place at December 31, 2005.

		September 30, 2006

	Notional Amt	Gross Unrealized		Estimated Fair Value

(Dollars in thousands)		Gains	Losses

Fair-value hedges
Interest-rate swaps
Pay floating, receive fixed	$219,388	$—	$(214)	$(214)
Pay fixed, receive floating	—	—	—	—

	$219,388	$—	$(214)	$(214)

Weighted average floating pay rate	5.13%
Weighted average fixed receive rate	5.11%
Weighted average maturity in months	7

Southwest is exposed to credit risk on derivative instruments if the counterparty should fail to perform under the terms of the contract. Southwest manages credit risk through the use of comprehensive credit approval processes, the selection of only creditworthy counterparties, and effective collateral administration. The amount of credit exposure is limited to the net interest receivable and the fair market value of the derivative contracts in gain positions reduced by the value of any collateral pledged by the counterparty. As of September 30, 2006, the net credit exposure associated with derivative instruments totaled $4.2 million. The maximum net exposure to any one counterparty is $2.3 million. The notional amount of the swap position at September 30, 2006 is with two counterparties.

Back to Index

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

Prior to January 1, 2006, Southwest accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with FASB Statement 123, Accounting for Stock-Based Compensation, as amended by FASB Statement 148, Accounting for Stock-Based Compensation –Transition and Disclosure, and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant. Prior to January 1, 2006 Southwest was appropriately including the pro-forma disclosures in accordance with FASB Statement 123 and FASB Statement 148. Therefore, the results as of September 30, 2006 are not directly comparable to the same period in the prior year.

Southwest recorded $669,000 of total share-based compensation expense for the nine month period ended September 30, 2006, as required by the provisions of SFAS No. 123(R). The company’s net income before taxes and net income for the quarter ended September 30, 2006, are approximately $179,000 and $109,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the quarter ending September 30, 2006 are both $.01 lower than if the company had continued to account for share-based compensation under Opinion 25.

The share-based compensation is calculated using the accrual method, which treats each vesting tranche as a separate award and amortizes expense evenly from grant date to vest date for each tranche. This charge had no impact on Southwest’s reported cash flows. The deferred tax asset that was recorded related to this compensation expense was approximately $213,000. For the nine month period ended September 30, 2006, the company recorded no share-based compensation pursuant to APB 25.

As required by SFAS No. 123(R), Southwest has presented pro forma disclosures of its net income and net income per share for the current and prior period, assuming the estimated fair value of the options granted prior to January 1, 2006, was amortized to expense over the option-vesting period as illustrated below.

Back to Index

(Dollars in thousands, except per share data)	For the three months ended September 30, 2005	For the nine months ended September 30, 2005

Net income, as reported	$5,807	$16,422
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7)	(280)

Proforma net income	$5,800	$16,142

Earnings per share:
Basic — as reported	$0.41	$1.27
Basic — proforma	$0.41	$1.25
Diluted — as reported	$0.41	$1.24
Diluted — proforma	$0.40	$1.21

For purposes of the disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS No. 123(R), Southwest has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table. There were no stock options granted in the second or third quarter of 2005. In the first quarter 2006, Southwest changed its assumption of the expected life of stock options granted from 5 years to 2.5 years based on a study of options granted in the years 2000 and 2001, all of which expired at the end of 5 years for which the average life was 2.5 years. Southwest will continue to monitor the actual expected term of stock options and will adjust the expected term used in the valuation process when the difference is determined to be significant.

	Risk-Free Interest Rate	Expected Dividend Yield	Expected Volatility	Expected Option Term (in years)

First quarter 2006	4.75%	1.49%	24.48%	2.50
Second quarter 2006	5.00%	1.39%	32.88%	2.50
Third quarter 2006	4.89%	1.28%	30.39%	2.50
First quarter 2005	4.00%	1.52%	29.54%	5.00
Second quarter 2005	N/A	N/A	N/A	N/A
Third quarter 2005	N/A	N/A	N/A	N/A

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

A summary of option activity under the Stock Plans as of September 30, 2006, and changes during the nine month period then ended, is presented below.

Back to Index

		Weighted Average Exercise Price	Weighted Average Aggregate

	Number of Options		Remaining Contractual Life (Years)	Intrinsic Value (dollars in thousands)

Outstanding at December 31, 2005	921,873	$11.21

Granted	133,872	22.78
Exercised	(187,282)	9.63
Canceled/expired	(7,999)	16.91

Outstanding at September 30, 2006	860,464	$13.20	3.04	$11,358

Total exercisable at September 30, 2006	578,283	$12.66	2.71	$7,321

The weighted average grant date fair value of options granted during the nine month period ended September 30, 2006, was $5.47. The total intrinsic value of options exercised during the nine month period ended September 30, 2006, was $2.5 million; the amount of cash received from those exercises was $1.8 million. All shares issued upon exercise of options during the nine month period ended September 30, 2006, were issued out of treasury shares. The fair value of options that became vested during the quarter was $547,000.

A summary of the status of Southwest’s nonvested shares as of September 30, 2006, and changes during the nine month period then ended is presented below.

	Shares Issuable Upon Exercise of Options	Weighted Average Grant Date Fair Value

Nonvested Balance at December 31, 2005	285,749	$3.57

Granted	133,872	5.47
Vested	(129,441)	4.33
Forfeited	(7,999)	4.70

Nonvested Balance at September 30, 2006	282,181	$4.09

As of September 30, 2006, there was $483,000 of total unrecognized compensation expense related to stock option arrangements granted under the Stock Plans. This expense is expected to be recognized over a weighted average period of 3.75 years.

Restricted Stock

In March 2005 and January 2006, nonemployee directors were awarded 9,900 shares in restricted common shares (19,800 total shares) at grant date fair values of $19.75 and $21.725, respectively. During the first nine months of 2006, $73,000 in compensation expense, net of tax, was recorded related to all restricted shares outstanding and is included in the compensation expense amounts for 2006; $23,000 in compensation expense, net of tax, was recorded in the first nine months of 2005.

The restricted stock grants vest one-third on the first, second and third annual anniversaries of the date of grant provided the director remains a director of Southwest or a subsidiary on those dates. The restrictions on the 19,800 outside directors’ shares expire three years after the award date. Southwest will continue to recognize compensation expense over the restricted periods.

Back to Index

NOTE 9: EARNINGS PER SHARE

Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury method. At September 30, 2006 and 2005, there were 7,500 and 2,500 antidilutive options to purchase common shares, respectively.

The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:

	For the three months ended September 30,		For the nine months ended September 30,

	2006	2005	2006	2005

Basic earnings per share	14,206,947	13,944,877	14,145,275	12,884,058
Dilutive securities	326,626	414,931	325,923	401,913

Diluted earnings per share	14,533,573	14,359,808	14,471,198	13,285,971

NOTE 10: OPERATING SEGMENTS

Southwest operates four principal segments: Oklahoma Banking, Other States Banking, Secondary Market, and Other Operations. The Oklahoma Banking segment consists of three operating units that provide lending and deposit services to customers in the state of Oklahoma. The Other States Banking segment consists of four operating units that provide lending and deposit services to the customers in the states of Texas and Kansas. The Secondary Market segment consists of two operating units that provide student lending services to post-secondary students in Oklahoma and several other states and residential mortgage lending services to customers in Oklahoma, Texas, and Kansas. Other Operations includes Southwest’s fund management unit.

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

Back to Index

The following table summarizes financial results by operating segment:

	For the Nine Months Ended September 30, 2006

(Dollars in thousands)	Oklahoma Banking	Other States Banking	Secondary Market	Other Operations	Total Company

Net interest income	$35,441	$19,582	$7,403	$6,373	$68,799
Provision for loan losses	5,705	3,293	—	—	8,998
Other income	5,694	575	2,828	3,335	12,432
Other expenses	22,022	10,967	3,238	4,725	40,952

Income before taxes	13,408	5,897	6,993	4,983	31,281
Taxes on income	4,752	2,377	2,386	2,222	11,737

Net income	$8,656	$3,520	$4,607	$2,761	$19,544

Fixed asset expenditures	$314	$411	$—	$1,458	$2,183
Total loans at period end	889,453	652,285	257,689	—	1,799,427
Total assets at period end	890,618	654,961	271,785	340,374	2,157,738

	For the Nine Months Ended September 30, 2005

(Dollars in thousands)	Oklahoma Banking	Other States Banking	Secondary Market	Other Operations	Total Company

Net interest income	$34,298	$13,807	$13,899	$1,373	$63,377
Provision for loan losses	8,160	3,277	—	—	11,437
Other income	5,514	677	3,258	3,040	12,489
Other expenses	21,387	8,297	4,485	4,484	38,653

Income (loss) before taxes	10,265	2,910	12,672	(71)	25,776
Taxes on income	3,785	1,054	4,621	(106)	9,354

Net income (loss)	$6,480	$1,856	$8,051	$35	$16,422

Fixed asset expenditures	$446	$1,025	$—	$1,223	$2,694
Total loans at period end	855,858	463,837	380,970	154	1,700,819
Total assets at period end	867,559	462,469	397,345	379,881	2,107,254

NOTE 11. ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED

In February 2006, the Financial Accounting Standards Board issued Financial Accounting Statement No. 155, Accounting for Certain Hybrid Financial Instruments, Southwest does not believe it has any financial instruments that would be subject to this statement and does not anticipate that the related adoption of the statement effective January 1, 2007 will have any material effects on Southwest’s financial position or results of operations.

In March of 2006, the Financial Accounting Standards Board issued Financial Accounting Statement No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), an amendment to SFAS Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Southwest plans to adopt this statement on January 1, 2007, and anticipates continuing to use the amortized cost method for recording mortgage service rights as allowed by SFAS No. 156.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes. Management is in the process of evaluating the effects of the pronouncement. Southwest plans to adopt this statement on January 1, 2007.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements. Management is in the process of evaluating the effects of the pronouncement which will be adopted on January 1, 2008.

Back to Index

NOTE 12. ACQUISITION

On July 28, 2006, Stillwater National acquired all of the assets and liabilities of McMullen Bank (“McMullen”) in a cash merger for cash consideration of $5.0 million. This acquisition fits with Southwest’s established Texas branching strategy and provides a second branch in the San Antonio Market – one that has high concentrations of Southwest’s traditional areas of focus: healthcare, and health professionals, business professionals, and commercial and commercial real estate enterprises. The second branch acquired, located in McMullen county, is a banking office well positioned to access stable deposit relationships in an area populated with significant property and mineral rights owners. A preliminary allocation of the purchase price to the net assets acquired is as follows (in thousands):

Cash and cash equivalents	$1,033
Securities	18,967
Loans	13,010
Premises and equipment, net	1,786
Core deposit premium	1,702
Other assets	188

Total assets acquired	$36,686

Deposits	32,546
Other liabilities	45

Net assets acquired	$4,095

Less purchase price	5,000

Goodwill	$905

The results of operations of McMullen bank since the acquisition are included in the financials within this document. Any proforma information of McMullen on the financial condition and results of operations since the beginning of the period are not material.

Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) was issued by the American Institute of Public Accountants and is effective for loans acquired in fiscal years beginning after December 15, 2004. SOP 03-3 addresses accounting for differences between contractual cash flows and expected cash flows from loans or securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Southwest does not anticipate any material differences in contractual cash flows and expected cash flows.

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

Back to Index

You should read this management’s discussion and analysis of Southwest’s consolidated financial condition and results of operations in conjunction with Southwest’s unaudited consolidated financial statements and the accompanying notes. All variances discussed in Management’s Discussion and Analysis take into consideration the McMullen acquisition.

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

Southwest’s strategic focus includes expansion in carefully selected geographic markets based upon a tested business model developed in connection with its expansion into Oklahoma City in 1982 and into Tulsa in 1985. This geographic expansion is based on identification of markets with concentrations of customers in Southwest’s traditional areas of expertise (healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate lending) and makes use of traditional and specialized financial services.

Beginning in 2002, Southwest has expanded operations into the states of Kansas and Texas. At September 30, 2006, these offices accounted for $652.3 million in loans (42% of portfolio loans and 36% of total loans, which include loans held for sale). During the first nine months of 2006, these offices produced $3.5 million in net income (18% of the consolidated total), and $138.7 million in asset growth. In the second quarter of 2006, Southwest opened a loan production office in Houston, Texas which it plans to convert into a branch consistent with its established expansion strategy. In July, Southwest completed the acquisition of the McMullen Bank, which adds two branches, one each in San Antonio and Tilden, Texas.

The Oklahoma Banking segment accounted for $8.7 million, or 44%, of consolidated year-to-date net income, up 5% from 39% for the first nine months of 2005. The increase in the segment’s net income contribution was primarily the result of a decrease in the required provision for loan losses and an increase in the net interest income. The total assets for the Oklahoma Banking Segment increased to $890.6 million at September 30, 2006. Outstanding loans in the Oklahoma Banking Segment totaled $889.5 million at quarter end and increased by $52.6 million, or approximately 6%, from December 31, 2005.

Southwest has a long history of student and residential mortgage lending. These operations comprise the Secondary Market business segment. During the first nine months of 2006, this segment produced $4.6 million in net income. Assets declined during the first nine months of the year because, while originations of student loans totaled $515.6 million during the first three quarters, sales proceeds totaled $641.8 resulting in a 19% reduction in the balance of loans outstanding at quarter-end. Loan volumes in the Secondary Market segment may vary significantly from period to period.

Back to Index

Southwest conducts general consumer banking operations, and may establish or acquire additional community banking offices in selected markets.

For additional information on Southwest’s operating segments, please see Note 10, Operating Segments, in the Notes to Unaudited Consolidated Financial Statements. The total of net income of the segments discussed above does not equal consolidated net income for the first nine months of 2006 due to income and expenses allocated to the Other Operations segment, which provides funding and liquidity services to the rest of the organization.

Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest became a public company in late 1993 with assets of approximately $434 million. At September 30, 2006, Southwest had total assets of $2.2 billion, deposits of $1.7 billion, and shareholders’ equity of $191.2 million.

FINANCIAL CONDITION

Total Assets and Investment Securities

Southwest’s total assets were $2.2 billion at September 30, 2006, and $2.1 billion at December 31, 2005.

Southwest’s investment security portfolio increased $1.7 million, or 1%, from $268.1 million at December 31, 2005, to $269.8 million at September 30, 2006. The increase occurred primarily in equity securities, which increased $1.9 million, or 34%, during the first nine months of 2006.

Loans

Total loans, including loans held for sale, were $1.8 billion at September 30, 2006, a 4% increase from December 31, 2005. Southwest experienced increases in all categories of loans, except student loans, as shown in the following table:

(Dollars in thousands)	September 30, 2006	December 31, 2005	$ Change	% Change

Real estate mortgage
Commercial	$615,495	$563,074	$52,421	9.31%
One-to-four family residential	94,966	93,478	1,488	1.59
Real estate construction	383,751	299,344	84,407	28.20
Commercial	421,173	374,101	47,072	12.58
Installment and consumer
Student loans	252,664	377,110	(124,446)	(33.00)
Other	31,378	28,773	2,605	9.05

Total loans	$1,799,427	$1,735,880	$63,547	3.66%

The composition of loans held for sale included in total loans is shown in the following table.

Back to Index

(Dollars in thousands)	September 30, 2006	December 31, 2005	$ Change	% Change

Loans held for sale:
Student loans	$252,664	$377,110	$(124,446)	(33.00)%
One-to-four family residential	2,506	3,236	(730)	(22.56)
Other loans held for sale	2,519	3,101	(582)	(18.77)

Total loans held for sale	257,689	383,447	(125,758)	(32.80)
Portfolio loans	1,541,738	1,352,433	189,305	14.00

Total loans	$1,799,427	$1,735,880	$63,547	3.66%

Management determines the appropriate level of the allowance for loan losses using a systematic methodology. (See Note 6, “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments,” in the Notes to Unaudited Consolidated Financial Statements.) The allowance for loan losses increased by $4.3 million, or 18%, from December 31, 2005, to September 30, 2006. This change is due to increased allowances on impaired loans and potential problem loans, and growth in performing commercial and commercial real estate loans, offset in part by reductions in the allowance related to a decrease in the loss ratio applied to performing commercial loans.

At September 30, 2006, the allowance for loan losses was $28.1 million, or 1.56% of total loans and 90.52% of nonperforming loans, compared to $23.8 million, or 1.37% of total loans and 100.96% of nonperforming loans, at December 31, 2005. (See “Results of Operations-Provision for Loan Losses.”)

At September 30, 2006, the reserve for unfunded loan commitments was $1.6 million, a $338,000, or 18%, decrease from the amount at December 31, 2005. This change is due to a substantial decrease in the reserve on commitments related to potential problem loans, partially offset by an increase in the reserve on other loan commitments based on growth.

Back to Index

Deposits and Other Borrowings

Southwest’s deposits were $1.7 billion at September 30, 2006, an increase of $82.7 million, or 5%, from $1.7 billion at December 31, 2005. Increases occurred in all categories of deposits other than money market accounts as shown in the following table:

(Dollars in thousands)	September 30, 2006	December 31, 2005	$ Change	% Change

Noninterest-bearing demand	$245,335	$224,555	$20,780	9.25%
Interest-bearing demand	58,037	49,235	8,802	17.88
Money market accounts	358,812	402,709	(43,897)	(10.90)
Savings accounts	10,931	8,765	2,166	24.71
Time deposits of $100,000 or more	646,849	608,989	37,860	6.22
Other time deposits	420,600	363,567	57,033	15.69

Total deposits	$1,740,564	$1,657,820	$82,744	4.99%

Stillwater National has unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Citigroup Global Markets, Inc., Wachovia Securities LLC, UBS Financial Services, Inc., RBC Dain Rauscher, Morgan Stanley & Co., Inc., and CountryWide Securities that total $1.5 billion. At September 30, 2006, $369.8 million in these retail certificates of deposit were included in time deposits of $100,000 or more, an decrease of $9.5 million, or 3%, from year-end 2005.

Other borrowings decreased $47million, or 23%, to $157.7 million during the first nine months of 2006 as the company relied on more traditional sources of funds.

Shareholders’ Equity

Shareholders’ equity increased $20.8 million, or 12%, due primarily to earnings of $19.5 million for the first nine months of 2006, offset by dividends declared totaling $3.5 million. Sales of common stock through the dividend reinvestment plan, the employee stock purchase plan, and share based compensation plans contributed an additional $3.7 million to shareholders’ equity in the first nine months of 2006, including tax benefits realized by Southwest relating to option exercises. Net unrealized holding losses on available for sale investment securities (net of tax) decreased to a loss of $2.3 million at September 30, 2006, compared to a loss of $3.3 million at December 31, 2005.

At September 30, 2006, Southwest, Stillwater National and SNB Wichita continued to exceed all applicable regulatory capital requirements. See “Capital Resources” on page 31.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2006 and 2005

Net income for the third quarter of 2006 of $6.6 million represented an increase of $832,000, or 14%, over the $5.8 million earned in the third quarter of 2005. Diluted earnings per share were $0.46 compared to $0.41, a 12% increase. The increase in quarterly net income was the result of a $2.3 million (11%) increase in net interest income, and a $1.1 million (27%) decrease in provision for loan losses, offset in part by a $632,000 (14%) decrease in noninterest income, a $1.2 million (9%) increase in noninterest expense and a $790,000 (24%) increase in income taxes. The $2.3 million increase in net interest income for the quarter was primarily the result of increased loan yields and a $95 million increase in average loan volume, offset in part by higher rates on interest bearing deposits and liabilities. Although the provision for loan losses decreased, the allowance for loan losses increased to 1.56% of total loans at quarter end, up from 1.37% at year end and 1.29% at September 30, 2005. The decrease in other income was mainly the result of substantially lower gains on the sale of student loans.

On an operating segment basis, the increase in net income was led by a $721,000 increase from the Oklahoma Banking segment, a $271,000 increase from the Other States Banking segment, and a $599,000 increase from the Other Operations segment partially offset by a $759,000 reduction from the Secondary Market segment. The contribution from the Secondary Market segment may vary significantly from period to period.

Back to Index

Net Interest Income

	For the three months ended September 30,

(Dollars in thousands)	2006	2005	$ Change	% Change

Interest income:
Loans	$41,074	$32,429	$8,645	26.66%
Investment securities:
U.S. government and agency obligations	2,183	2,119	64	3.02
Mortgage-backed securities	270	159	111	69.81
State and political subdivisions	24	31	(7)	(22.58)
Other securities	209	179	30	16.76
Other interest-earning assets	57	31	26	83.87

Total interest income	43,817	34,948	8,869	25.38
Interest expense:
Interest-bearing demand deposits	79	57	22	38.60
Money market accounts	4,066	2,914	1,152	39.53
Savings accounts	19	6	13	216.67
Time deposits of $100,000 or more	8,106	5,235	2,871	54.84
Other time deposits	4,578	2,638	1,940	73.54
Other borrowings	2,281	1,904	377	19.80
Subordinated debentures	992	801	191	23.85

Total interest expense	20,121	13,555	6,566	48.44

Net interest income	$23,696	$21,393	$2,303	10.77%

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

Yields on Southwest’s interest-earning assets increased 134 basis points, and the rates paid on Southwest’s interest-bearing liabilities increased 138 basis points, resulting in a decrease in the interest rate spread to 3.71% for the third quarter of 2006 from 3.75% for the third quarter of 2005. During the same periods, annualized net interest margin increased to 4.47% from 4.24% and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 120.05% from 118.32%.

The increase in interest income was the result of the 134 basis point increase in the yield earned on interest-earning assets and the $100.7 million, or 5%, increase in average interest-earning assets. Southwest’s average loans increased $94.7 million, or 5%, and the related yield increased to 8.92% for the third quarter of 2006 from 7.43% in 2005. During the same period, average investment securities increased $5.3 million, or 2%, and the related yield increased to 3.96% from 3.74% in 2005.

The increase in total interest expense can be attributed to the 138 basis point increase in the rates paid on interest-bearing liabilities and the $59.4 million, or 4%, increase in average interest-bearing liabilities. The increase in interest expense on subordinated debentures is due to rate increases on the two variable rate issuances of subordinated debentures. Rates paid on deposits increased 140 basis points, while average interest-bearing deposits increased $82.9 million, or 6%.

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

	For the three months ended September 30, 2006 vs. 2005

(Dollars in thousands)	Increase Or (Decrease)	Due to Change In Average:

		Volume	Rate

Interest earned on:
Loans (1)	$8,645	$1,848	$6,797
Investment securities	198	50	148
Other interest-earning assets	26	8	18

Total interest income	8,869	1,830	7,039
Interest paid on:
Interest-bearing demand deposits	22	7	15
Money market accounts	1,152	(195)	1,347
Savings accounts	13	1	12
Time deposits	4,811	885	3,926
Other borrowings	377	(231)	608
Subordinated debentures	191	—	191

Total interest expense	6,566	492	6,074

Net interest income	$2,303	$1,338	$965

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

	For the three months ended September 30,

	2006		2005

(Dollars in thousands)	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate

Assets
Total loans	$1,827,417	8.92%	$1,732,734	7.43%
Investment securities	269,135	3.96	263,868	3.74
Other interest-earning assets	4,300	5.26	3,535	3.48

Total interest-earning assets	2,100,852	8.27	2,000,137	6.93
Other assets	92,155		93,258

Total assets	$2,193,007		$2,093,395

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$58,885	0.53%	$53,187	0.43%
Money market accounts	370,564	4.35	395,668	2.92
Savings accounts	10,194	0.74	8,513	0.28
Time deposits	1,077,852	4.67	977,272	3.20

Total interest-bearing deposits	1,517,495	4.40	1,434,640	3.00
Other borrowings	186,043	4.86	209,475	3.61
Subordinated debentures	46,393	8.55	46,393	6.76

Total interest-bearing liabilities	1,749,931	4.56	1,690,508	3.18
Noninterest-bearing demand deposits	231,280		217,812
Other liabilities	22,841		18,239
Shareholders’ equity	188,955		166,836

Total liabilities and shareholders’ equity	$2,193,007		$2,093,395

Interest rate spread		3.71%		3.75%

Net interest margin (1)		4.47%		4.24%

Ratio of average interest-earning assets to average interest-bearing liabilities	120.05%		118.32%

(1)	Net interest margin = annualized net interest income / average interest-earning assets

Back to Index

Other Income

	For the three months ended September 30,

(Dollars in thousands)	2006	2005	$ Change	% Change

Other income:
ATM service charges	$913	$889	$24	2.70%
Other service charges	1,595	1,610	(15)	(0.93)
Other customer fees	364	395	(31)	(7.85)
Other noninterest income	411	364	47	12.91
Gain on sales of loans receivable:
Student loan sales	373	882	(509)	(57.71)
Mortgage loan sales	236	397	(161)	(40.55)
All other loan sales	7	54	(47)	(87.04)
Gain (loss) on sales of investment securities	60	—	60	100.00

Total other income	$3,959	$4,591	$(632)	(13.77)%

Southwest’s multi-state ATM network operated 302 ATM machines in 32 states at September 30, 2006, compared to 292 ATM machines in 27 states at September 30, 2005.

Gains on sales of loans is a reflection of the activity in the student, mortgage and commercial lending areas discussed elsewhere in this report.

Other Expense

	For the three months ended September 30,

(Dollars in thousands)	2006	2005	$ Change	% Change

Other expense:
Salaries and employee benefits	$7,477	$6,173	$1,304	21.12%
Occupancy	2,520	2,704	(184)	(6.80)
FDIC and other insurance	128	124	4	3.23
Other real estate (net)	122	230	(108)	(46.96)
General and administrative	3,663	3,494	169	4.84

Total other expense	$13,910	$12,725	$1,185	9.31%

Salaries and employee benefits increased $1.3 million primarily as a result of normal compensation increases, incentive based accruals, an increase in the number of employees, an increase in share-based compensation expense related to stock options as required by the adoption of SFAS 123(R) and recruitment expenses in connection with the market expansion. The number of full-time equivalent employees increased from 371 at the end of the third quarter of 2005 to 430 at the end of the third quarter of 2006.

The occupancy expense decreased due to a decrease in data processing of $466,000 offset in part by increases in depreciation and amortization of maintenance contracts of $233,000 and building rental expense of $81,000.

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

Net income for the first nine months of 2006 of $19.5 million represented an increase of $3.1 million or 19%, over the $16.4 million earned in the first nine months of 2005. Diluted earnings per share were $1.35 compared to $1.24, a 9% increase. The increase in net income was primarily the result of a $5.4 million, or 9%, increase in net interest income (fueled by growth of interest and fees on loans), a $2.4 million, or 21% decrease in provision for loan losses, offset in part by a decrease of $57,000, or less than 1% in other income (due mainly to increased service charges on deposit accounts), a $2.3 million, or 6%, increase in other expense, and a $2.4 million, or 25%, increase in taxes on income.

Back to Index

On an operating segment basis, the increase in net income was led by a $2.7 million increase from the Other Operations segment, a $2.2 million increase from the Oklahoma Banking segment, and a $1.7 million increase from the Other States Banking segment, partially offset by a $3.4 million reduction from the Secondary Market segment. The increase in net income from Other Operations segment is attributable to increased interest income in the fund management unit due to changes in the slope of the interest rate curve. The contribution from the Secondary Market segment may vary significantly from period to period as a result of changes in loan volume, interest rates and market behavior; the number of schools participating in Southwest’s student lending programs, the sizes of their enrollment, and the graduation status of student borrowers; and other factors.

Net Interest Income

	For the nine months ended September 30,

(Dollars in thousands)	2006	2005	$ Change	% Change

Interest income:
Loans	$116,839	$93,457	$23,382	25.02%
Investment securities:
U.S. government and agency obligations	6,571	5,447	1,124	20.64
Mortgage-backed securities	761	459	302	65.80
State and political subdivisions	90	139	(49)	(35.25)
Other securities	639	568	71	12.50
Other interest-earning assets	137	69	68	98.55

Total interest income	125,037	100,139	24,898	24.86
Interest expense:
Interest-bearing demand deposits	220	222	(2)	(0.90)
Money market accounts	12,041	7,201	4,840	67.21
Savings accounts	30	16	14	87.50
Time deposits of $100,000 or more	21,766	14,304	7,462	52.17
Other time deposits	11,928	6,712	5,216	77.71
Other borrowings	7,445	5,026	2,419	48.13
Subordinated debentures	2,808	3,281	(473)	(14.42)

Total interest expense	56,238	36,762	19,476	52.98

Net interest income	$68,799	$63,377	$5,422	8.56%

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

Yields on Southwest’s interest-earning assets increased 117 basis points, and the rates paid on Southwest’s interest-bearing liabilities increased 137 basis points, resulting in a decrease in the interest rate spread to 3.71% for the first nine months of 2006 from 3.91% for the first nine months of 2005. During the same periods, annualized net interest margin increase to 4.39% from 4.31%. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 118.96% for the first nine months of 2006 from 116.13% for the first nine months of 2005.

Back to Index

The principal factor in the increase interest income was the 117 basis point increase in the yield earned on interest-earning assets and the $130.1 million, or 7%, increase in average interest-earning assets. Southwest’s average loans increased $96.6 million, or 6%, and the related yield increased to 8.58% for the first nine months of 2006 from 7.25% in 2005. During the same period, average investment securities increased $33.0 million, or 14%, and the related yield increased from 3.72% to 3.98%.

The increase in total interest expense can be attributed to the 137 basis point increase in the rates paid on interest-bearing liabilities and the $69.1 million, or 4%, increase in average interest-bearing liabilities. The decrease in interest expense on subordinated debentures is due to the redemption of one issue of subordinated debentures during the second quarter 2005 partially offset by rate increases on the remaining two variable rate issuances of subordinated debentures. Rates paid on deposits increased 144 basis points, while average deposits increased $70.3 million, or 5%.

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

	For the first nine months of 2006 vs. 2005

	Increase Or (Decrease)	Due to Change In Average:

(Dollars in thousands)		Volume	Rate

Interest earned on:
Loans (1)	$23,382	$5,458	$17,924
Investment securities	1,448	961	487
Other interest-earning assets	68	15	53

Total interest income	24,898	6,949	17,949
Interest paid on:
Interest-bearing demand deposits	(2)	(15)	13
Money market accounts	4,840	132	4,708
Savings accounts	14	2	12
Time deposits	12,678	1,642	11,036
Other borrowings	2,419	406	2,013
Subordinated debentures	(473)	(943)	470

Total interest expense	19,476	1,559	17,917

Net interest income	$5,422	$5,390	$32

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

	For the nine months ended September 30,

	2006		2005

(Dollars in thousands)	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate

Assets
Total loans	$1,820,764	8.58%	$1,724,208	7.25%
Investment securities	270,531	3.98	237,543	3.72
Other interest-earning assets	3,765	4.87	3,165	2.91

Total interest-earning assets	2,095,060	7.98	1,964,916	6.81
Other assets	92,258		90,535

Total assets	$2,187,318		$2,055,451

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$57,439	0.51%	$61,334	0.48%
Money market accounts	391,580	4.11	384,637	2.50
Savings accounts	9,356	0.43	8,525	0.25
Time deposits	1,039,490	4.33	973,103	2.89

Total interest-bearing deposits	1,497,865	4.10	1,427,599	2.66
Other borrowings	216,826	4.59	201,512	3.33
Subordinated debentures	46,393	8.07	62,828	6.89

Total interest-bearing liabilities	1,761,084	4.27	1,691,939	2.90
Noninterest-bearing demand deposits	224,372		200,875
Other liabilities	19,470		16,516
Shareholders’ equity	182,392		146,121

Total liabilities and shareholders’ equity	$2,187,318		$2,055,451

Interest rate spread		3.71%		3.91%

Net interest margin (1)		4.39%		4.31%

Ratio of average interest-earning assets to average interest-bearing liabilities	118.96%		116.13%

(1)	Net interest margin = annualized net interest income / average interest-earning assets

Back to Index

Other Income

	For the nine months ended September 30,

(Dollars in thousands)	2006	2005	$ Change	% Change

Other income:
ATM service charges	$2,741	$2,565	$176	6.86%
Other service charges	4,793	4,455	338	7.59
Other customer fees	1,121	1,137	(16)	(1.41)
Other noninterest income	1,490	1,230	260	21.14
Gain on sales of loans receivable:
Student loan sales	1,733	2,088	(355)	(17.00)
Mortgage loan sales	659	934	(275)	(29.44)
All other loan sales	169	80	89	111.25
Gain (loss) on sales of investment securities	(274)	—	(274)	100.00

Total other income	$12,432	$12,489	$(57)	(0.46)%

Southwest’s multi-state ATM network operated 302 ATM machines in 32 states at September 30, 2006, compared to 292 ATM machines in 27 states at September 30, 2005.

The other noninterest income increased primarily due to additional consulting fees of $191,000, gain on fixed assets of $44,000 and $38,000 miscellaneous income offset in part by a decrease of $35,000 in trust preferred income.

Gains on sales of loans is a reflection of the activity in the student, mortgage and commercial lending areas as discussed elsewhere in this document.

Other Expense

	For the nine months ended September 30,

(Dollars in thousands)	2006	2005	$ Change	% Change

Other expenses:
Salaries and employee benefits	$22,505	$18,724	$3,781	20.19%
Occupancy	7,517	7,388	129	1.75
FDIC and other insurance	379	360	19	5.28
Other real estate (net)	256	770	(514)	(66.75)
General and administrative	10,295	11,411	(1,116)	(9.78)

Total other expenses	$40,952	$38,653	$2,299	5.95%

Salaries and employee benefits increased $3.8 million primarily as a result of normal compensation increases, incentive based accruals, an increase in the number of employees, an increase in share-based compensation expense related to stock options as required by the adoption of SFAS 123(R), and recruitment expenses in connection with the market expansion. The number of full-time equivalent employees increased from 371 at the end of the third quarter of 2005 to 430 at the end of the third quarter of 2006.

The other real estate expense decreased due to difference on the gains on sale of $218,000.

* * * * * * *

Back to Index

Provisions for Loan Losses and for Unfunded Loan Commitments

Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses and the reserve for unfunded loan commitments at the levels Southwest determines are appropriate based on a systematic methodology. (See Note 6, “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments,” in the Notes to Unaudited Consolidated Financial Statements.)

The allowance for loan losses of $28.1 million increased $4.3 million, or 18%, from year-end 2005. A provision for loan losses of $9.0 million was recorded in the first nine months of 2006, a decrease of $2.4 million, or 21%, from the first nine months of 2005. (See Note 6, “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments,” in the Notes to Unaudited Consolidated Financial Statements.)

At September 30, 2006, the reserve for unfunded loan commitments was $1.6 million, a $338,000, or 18%, decrease from the amount reported at December 31, 2005. This reserve is included in other liabilities. The related provision for unfunded loan commitments is a component of general and administrative expense.

Taxes on Income

Southwest’s income tax expense was $11.7 million and $9.4 million for the first nine months of 2006 and 2005, respectively, an increase of $2.4 million, or 25%.

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

Southwest, Stillwater National, and SNB Wichita have available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank (“FRB”), the Student Loan Marketing Association (“Sallie Mae”), the Federal Home Loan Bank of Topeka (“FHLB”), and the F&M Bank of Tulsa (“F&M”). Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $1.2 million at September 30, 2006. Stillwater National has approved federal funds purchase lines totaling $412.0 million with eleven banks; $23.1 million was outstanding on these lines at September 30, 2006. In addition, Stillwater National has available a $200.0 million line of credit from Sallie Mae and a $342.3 million line of credit from the FHLB; SNB Wichita also has a $11.7 million line of credit from the FHLB. Borrowings under the Sallie Mae line would be secured by student loans. Borrowings under the FHLB lines are secured by investment securities and loans. The Sallie Mae line expires April 30, 2007; no amount was outstanding on this line at September 30, 2006. The Stillwater National FHLB line of credit had an outstanding balance of $86.5 million at September 30, 2006; the SNB Wichita line of credit had no amount outstanding at September 30, 2006. See also “Deposits and Other Borrowings” on page 20.

Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of U.S. government agency obligations, which are designated as pledged with Stillwater National’s safekeeping agent. These transactions are for one to four day periods.

During the first nine months of 2006, the only categories of other borrowings whose averages exceeded 30% of ending shareholders’ equity were repurchase agreements and funds borrowed from the FHLB.

Back to Index

	September 30, 2006		September 30, 2005

(Dollars in thousands)	Repurchase Agreements	Funds Borrowed from the FHLB	Repurchase Agreements	Funds Borrowed from the FHLB

Amount outstanding at end of period	$53,512	$86,500	$41,581	$146,500
Weighted average rate paid at end of period	4.12%	4.88%	2.52%	3.97%
Average Balance:
For the three months ended	$45,020	$99,435	$36,264	$129,317
For the nine months ended	$41,587	$129,890	$33,861	$124,689
Average Rate Paid:
For the three months ended	4.12%	4.99%	2.52%	3.96%
For the nine months ended	3.85%	4.72%	2.12%	3.79%
Maximum amount outstanding at any month end	$63,842	$185,040	$47,717	$146,500

During the first nine months of 2006, cash and cash equivalents decreased by $9.3 million, or 18%, to $41.0 million. This decrease was the net result of cash provided from financing activities of $2.9 million, (primarily from an increase in deposits, partially offset by a decline in borrowings) and cash provided from operating activities of $150.0 million, offset in part by cash used in net loan origination and other investing activities of $162.1 million.

During the first nine months of 2005, cash and cash equivalents increased by $63.3 million, or 263%, to $87.4 million. This increase was the net result of cash provided from financing activities of $175.2 million, (primarily from an increase in deposits) and cash provided from operating activities of $5.3 million, offset in part by cash used in net loan origination and other investing activities of $117.3 million.

CAPITAL RESOURCES

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines. At September 30, 2006, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.80%, a Tier I risk-based capital ratio of 12.53%, and a leverage ratio of 10.84%. As of September 30, 2006, Stillwater National and SNB Wichita also met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National or SNB Wichita by Federal bank or thrift regulators.

Southwest declared a dividend of $0.0825 per common share payable on October 2, 2006 to shareholders of record as of September 18, 2006.

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

*   *   *   *   *   *   *

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Southwest’s net income is largely dependent on its net interest income. Southwest seeks to maximize its net interest margin within an acceptable level of interest rate risk. Interest rate risk can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing characteristics of assets differ significantly from the maturity or repricing characteristics of liabilities. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and shareholders’ equity.

Southwest attempts to manage interest rate risk while enhancing net interest margin by adjusting its asset/liability position. At times, depending on the level of general interest rates, the relationship between long-term and other interest rates, market conditions and competitive factors, Southwest may determine to increase its interest rate risk position in order to increase its net interest margin. Southwest monitors interest rate risk and adjusts the composition of its rate-sensitive assets and liabilities in order to limit its exposure to changes in interest rates on net interest income over time. Southwest’s asset/liability committee reviews its interest rate risk position and profitability, and recommends adjustments. The asset/liability committee also reviews the securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions. Notwithstanding Southwest’s interest rate risk management activities, the actual magnitude, direction, and relationship of future interest rates are uncertain, and can have adverse effects on net income and liquidity.

A principal objective of Southwest’s asset/liability management effort is to balance the various factors that generate interest rate risk, thereby maintaining the interest rate sensitivity of Southwest within acceptable risk levels. To measure its interest rate sensitivity position, Southwest utilizes a simulation model that facilitates the forecasting of net interest income over the next twelve month period under a variety of interest rate and growth scenarios.

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

The balance sheet is subject to quarterly testing for six alternative interest rate shock possibilities to indicate the inherent interest rate risk. Average interest rates are shocked by +/- 100, 200, and 300 basis points (“bp”), although Southwest may elect not to use particular scenarios that it determines are impractical in a current rate environment. It is management’s goal to structure the balance sheet so that net interest earnings at risk over a twelve-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. These measures are typically based upon a relatively brief period, usually one year. They do not necessarily indicate the long-term prospects or economic value of the institution.

Back to Index

Estimated Changes in Net Interest Income

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp	(100 bp)	(200 bp)	(300 bp)

Policy Limit	(18.00%)	(10.00%)	(5.00%)	(5.00%)	(10.00%)	(18.00%)
September 30, 2006	+12.48%	+6.41%	+2.28%	(2.94%)	(6.89%)	(11.69%)
December 31, 2005	+15.47%	+7.90%	+4.08%	(4.09%)	(9.09%)	(14.21%)

The Net Interest Income at Risk position has declined in all scenarios when compared to December 31, 2005. All of the above measures of net interest income at risk remain well within prescribed policy limits. Although assumed unlikely by Southwest’s asset/liability committee, Southwest’s largest exposure to changes in interest rate is in the (300 bp) scenario with a measure of (11.69%) at September 30, 2006, an improvement of 2.52% from December 31, 2005 level of (14.21%). The reduction in net interest income at risk is a result of Southwest’s asset/liability committee’s desire to reduce the exposure to changes in interest rate given the increased uncertainty in the direction and level of interest rates.

The measures of equity value at risk indicate the ongoing economic value of Southwest by considering the effects of changes in interest rates on all of Southwest’s cash flows, and discounting the cash flows to estimate the present value of assets and liabilities. The difference between these discounted values of the assets and liabilities is the economic value of equity, which, in theory, approximates the fair value of Southwest’s net assets.

Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp	(100 bp)	(200 bp)	(300 bp)

Policy Limit	(35.00%)	(20.00%)	(10.00%)	(10.00%)	(20.00%)	(35.00%)
September 30, 2006	(7.44%)	(4.96%)	(1.47%)	+0.76%	+0.89%	+0.48%
December 31, 2005	(7.33%)	(3.55%)	(1.79%)	+0.54%	(1.17%)	(3.32%)

Measures of the economic value of equity improved in all down rate scenarios and in the +100 bp scenario while decreasing slightly in the +200 bp and +300 bp scenarios. Southwest’s largest economic value of equity exposure is the +300 bp scenario which increased by 11 bp to (7.44%) on September 30, 2006 from December 31, 2005 value of (7.33%). The economic value of equity ratio in all scenarios remains well within Southwest’s Asset and Liability Management Policy limits. Changes from December 31, 2005 to September 30, 2006 are primarily due to the impact of interest rate hedges first introduced in February of 2006.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of September 30, 2006. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of September 30, 2006.

First Nine Months 2006 Changes in Internal Control over Financial Reporting

No change occurred during the first nine months of 2006 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.

Back to Index

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

There were no material changes in risk factors during the first nine months of 2006 from those disclosed in Southwest’s Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered sales of equity securities and use of proceeds

There were no unregistered sales of equity securities by Southwest during the quarter ended September 30, 2006.

There were no purchases of Southwest’s common stock by or on behalf of Southwest or any affiliated purchasers of Southwest (as defined in Securities and Exchange Commission Rule 10b-18) during the nine months ended September 30, 2006.

Item 3.	Defaults upon senior securities

None

Item 4.	Submission of matters to a vote of security holders

None

Item 5.	Other information

None

Item 6.	Exhibits

Exhibit 10(a)	Indemnification Agreement by and between David S. Crockett and Southwest Bancorp, Inc.
Exhibit 10(b)	Indemnification Agreement by and between James M. Johnson and Southwest Bancorp, Inc.
Exhibit 31(a),(b)	Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32(a),(b)	18 U.S.C. Section 1350 Certifications

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANCORP, INC.

(Registrant)

By:	/s/ Rick Green	November 3, 2006

	Rick Green President and Chief Executive Officer (Principal Executive Officer)	Date

By:	/s/ Kerby Crowell	November 3, 2006

	Kerby Crowell Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	Date