Form 10-K
period 2006-12-31
SOUTHWEST BANCORP INC
filed 2007-03-13
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2006
Commission File Number 0-23064
SOUTHWEST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1136584

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

608 South Main Street, Stillwater, Oklahoma (Address of principal executive office)	74074 (Zip Code)
Registrant’s telephone number, including area code: (405) 372-2230
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, par value $1.00 per share	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ YES    ☑ NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ YES    ☑ NO*
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ YES    ☐ NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by a check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ YES    ☑ NO
The registrant’s Common Stock is traded on the NASDAQ National Market under the symbol OKSB. The aggregate market value of approximately 13,190,916 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2006, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $336.4 million based on the closing sales price of $25.50 per share of the registrant’s Common Stock on that date. Solely for purposes of this calculation, it is assumed that directors, officers, and 5% stockholders of the registrant (other than institutional investors) are affiliates.
As of the close of business on March 2, 2007, 14,,265,781 shares of the registrant’s Common Stock were outstanding.
Documents Incorporated by Reference

Part III:	Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2007 (the “Proxy Statement”).
*The registrant is required to file reports pursuant to Section 13 of the Act.

SOUTHWEST BANCORP, INC.

i

FORWARD-LOOKING STATEMENTS
Southwest Bancorp, Inc. (“Southwest”) makes forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include: statements of Southwest’s goals, intentions, and expectations; estimates of risks and of future costs and benefits; expectations regarding future financial performance of Southwest and its operating segments; assessments of loan quality, probable loan losses, and the amount and timing of loan payoffs; liquidity, contractual obligations, off-balance sheet risk, and market, or interest rate risk; and statements of Southwest’s ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws, regulations and accounting principles; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest’s past growth and performance do not necessarily indicate its future results. Please see the discussion of Risk Factors on page 81 and Critical Accounting Policies on page 22.
SOUTHWEST BANCORP, INC.
Form 10-K Cross Reference Sheet of Material Incorporated by Reference
The following table shows the location in this Annual Report on Form 10-K or the accompanying Proxy Statement of the information required to be disclosed by the United States Securities and Exchange Commission (“SEC”) Form 10-K. Where indicated below, information has been incorporated by reference in this Report from the Proxy Statement that accompanies it. Other portions of the Proxy Statement are not included in this Report. This Report is not part of the Proxy Statement. References are to pages in this report unless otherwise indicated.

	Item of Form 10-K	Location

Part I.

Item 1.	Business.	“Forward-Looking Statements: on page ii, “Southwest Bancorp, Inc.” and “About this Report” on page iv, and “Business” on pages 63 through 80.

Item 1A.	Risk Factors	“Risk Factors” on pages 81 through 85

Item 1B.	Unresolved Staff Comments	Not applicable. The registrant did not receive any comments from the staff of the Securities and Exchange Commission regarding its periodic or current reports within the last 180 days of 2006.

Item 2.	Properties	“Properties” on page 87.

Item 3.	Legal Proceedings	Note 15 “Commitments and Contingencies” on page 55.

Item 4.	Submission of Matters to a Vote of Security Holders	Not applicable. No matter was submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item. 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	“Recent Stock Prices, Dividends, and Equity Compensation Plan Information” on pages 2 and 4.

Item 6.	Selected Financial Data	Five Year Summary of Selected Financial Data” on pages 1 and 2.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	“Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 through 24.

Item 7A.	Quantitative and Qualitative	The section titled “Asset/Liability Management Quantitative and

	Item of Form 10-K	Location

	Disclosures about Market Risk	Qualitative Disclosures about Market Risk” on pages 19 thru 21.

Item 8.	Financial Statements and Supplementary Data	Pages 25 through 62

Item 9.	Changes in and Disagreements with auditors on Accounting and Financial Disclosures	Not applicable. During the past two years or any subsequent period there has been no change in or reportable disagreement with the independent registered public accounting firm for Southwest or any of its subsidiaries.

Item 9A.	Controls and Procedures	“Controls and Procedures” on page 24.

Item 9B.	Other Information	Not applicable. The registrant reported all items required to be reported in a Form 8-K during the fourth quarter of 2006.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	The material labeled “Election of Directors” on pages 3 through 5, Board Meetings and Committees” on pages 5 through 7, “Director Independence” on pages 8 through 9, “Section 16(a) Beneficial Ownership Reporting Compliance” on page 30, “Code of Ethics” on page 32, “Shareholder Proposals and Communications” on page 32, and “Report of the Audit Committee” on page 32 of the Proxy Statement is incorporated by reference in this Report.

Item 11.	Executive Compensation	The material labeled “Director Compensation” on page 10, “Executive Compensation” on pages 13 through 18, “Compensation Discussion and Analysis” on pages 19 through 23, and “Compensation Committee Report” on page 23 of the Proxy Statement is incorporated by reference in this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	The material labeled “Common Stock Owned by Directors and Executive Officers” on pages 11 and 12 and “Ownership of More than 5% of Southwest’s Common Stock” on page 12 of the Proxy Statement is incorporated by reference in this Report. Information regarding securities authorized for issuance under equity compensation plans is included under “Equity Compensation Plan Information” on page 15.

Item 13.	Certain Relationships and Related Transactions and Director Independence	The material labeled “Director Independence” on page 8 and “Certain Transactions” on page 30 of the Proxy Statement is incorporated by reference in this Report.

Item 14	Principal Accountant Fees and Services	The material labeled “Relationship with Independent Public Accountants” on page 31 of the Proxy Statement incorporated by reference in this Report.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

Southwest Bancorp, Inc.
Southwest Bancorp, Inc. (“Southwest”) is the financial holding company for the Stillwater National Bank and Trust Company (“Stillwater National”), SNB Bank of Wichita (“SNB Wichita”), Business Consulting Group, Inc. (“BCG”), and Healthcare Strategic Support, Inc. (“HSSI”). Through its subsidiaries, Southwest offers commercial and consumer lending, deposit and investment services, and specialized cash management, consulting and other financial services from offices in Oklahoma City, Stillwater, Tulsa, and Chickasha, Oklahoma; Austin, Dallas, Houston, San Antonio, and Tilden, Texas; and Kansas City and Wichita, Kansas, and on the internet, through SNB DirectBanker®.
Southwest focuses on converting its strategic vision into long-term shareholder value using its tested business models. This vision includes long-term goals for increasing earnings and banking assets from operations in Oklahoma, Texas and Kansas that specialize in serving medical, professional, business, and commercial real estate customers and from more traditional banking operations, including community banking. Southwest’s strategic growth goals include growth from existing and additional offices in carefully selected markets in Texas and other states with concentrations of healthcare and health professionals, business, and their managers and owners, and commercial and commercial real estate borrowers, and careful expansion of community banking operations.
Southwest’s banking philosophy has led to the development of a line of deposit, lending, and other financial products that respond to professional and commercial customer needs for speed, efficiency, and information, and complement more traditional banking products. Southwest has developed a highly automated lockbox, imaging, and information service for commercial customers called “SNB Digital Lockbox” and deposit products that automatically sweep excess funds from commercial demand deposit accounts and invest them in interest bearing funds. Other specialized financial services include integrated document imaging and cash management services designed to help our customers in the healthcare industry and other record-intensive enterprises operate more efficiently.
Southwest seeks to build close relationships with businesses, professionals and their principals and to fulfill their banking needs throughout their business development and professional lives.
Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest became a public company in late 1993 with assets of approximately $434.0 million. At December 31, 2006, Southwest had total assets of $2.2 billion, deposits of $1.8 billion, and shareholders’ equity of $197.5 million.
Southwest’s banking philosophy is to provide a high level of customer service, a wide range of financial services, and products responsive to customer needs with a focus on serving healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate borrowers. This philosophy has led to the development of a line of deposit, lending, and other financial products that respond to professional and commercial customer needs for speed, efficiency, and information, and which complement more traditional banking products.
Southwest’s two management consulting subsidiaries complement its banking services and help differentiate Southwest from competitors. Healthcare Strategic Support, Inc. provides management consulting services for physicians, hospitals, and healthcare groups. Business Consulting Group, Inc. provides marketing, strategic, logistics, and operations consulting for both small and large commercial enterprises.
Southwest’s common stock is traded on the NASDAQ National Market under the symbol OKSB.

About This Report
This report comprises the entire 2006 Form 10-K, other than exhibits, as filed with the SEC. The 2006 annual report to shareholders, including this report, and the annual proxy materials for the 2007 annual meeting are being distributed together to shareholders. Copies of exhibits and additional copies of the Form 10-K can be obtained free of charge by writing to Kerby E. Crowell, Chief Financial Officer, Southwest Bancorp, Inc., P.O. Box 1988, Stillwater, OK 74076. This report is provided along with the annual proxy statement for convenience of use and to decrease costs, but is not part of the proxy materials.
The SEC has not approved or disapproved this Report or passed upon its accuracy or adequacy.

v

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
The following table presents Southwest’s selected consolidated financial data for each of the five years in the period ended December 31, 2006. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of Southwest, including the accompanying Notes, presented elsewhere in this report.

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2006	2005	2004	2003	2002

Operations Data
Interest income	$169,760	$137,344	$104,723	$84,079	$76,495
Interest expense	76,922	52,238	32,246	28,611	30,678

Net interest income	92,838	85,106	72,477	55,468	45,817
Provision for loan losses	11,565	15,785	12,868	8,408	5,233
Gain on sales of loans and securities, net	3,689	4,915	3,185	4,139	3,498
Other income	13,087	12,491	10,900	10,361	9,220
Other expenses	56,643	51,873	44,526	38,562	33,529

Income before taxes	41,406	34,854	29,168	22,998	19,773
Taxes on income	15,409	13,840	10,539	8,106	6,354

Net income	$25,997	$21,014	$18,629	$14,892	$13,419

Dividends Declared
Common stock	$4,681	$4,035	$3,380	$2,959	$2,533
Ratio of total dividends declared to net income	18.00%	19.20%	18.14%	19.87%	18.87%
Per Share Data (1)
Basic earnings per common share	$1.84	$1.60	$1.54	$1.26	$1.17
Diluted earnings per common share	1.79	1.55	1.48	1.22	1.11
Common stock cash dividends	0.33	0.30	0.28	0.25	0.22
Book value per common share (2)	13.87	12.16	10.41	9.20	8.35
Weighted average common shares outstanding:
Basic	14,166,634	13,165,642	12,060,842	11,798,810	11,490,166
Diluted	14,492,554	13,563,904	12,548,059	12,159,620	12,052,118
Financial Condition Data (2)
Investment securities	$269,849	$268,093	$220,051	$204,266	$188,689
Total loans (3)	1,791,190	1,735,880	1,623,875	1,308,836	1,101,112
Interest-earning assets	2,078,710	2,006,578	1,845,401	1,514,314	1,292,232
Total assets	2,170,628	2,099,639	1,913,787	1,581,564	1,351,279
Interest-bearing deposits	1,511,196	1,433,265	1,316,320	1,036,793	885,812
Total deposits	1,765,611	1,657,820	1,500,058	1,204,125	1,021,757
Other borrowings	138,094	204,508	200,065	183,850	199,282
Subordinated debentures	46,393	46,393	72,180	72,180	25,787
Total shareholders’ equity (4)	197,510	170,444	125,984	109,935	96,372
Mortgage servicing portfolio	135,904	133,470	125,353	124,366	107,733
Selected Ratios
Return on average assets	1.18%	1.01%	1.03%	0.99%	1.05%
Return on average equity	13.99	13.78	15.80	14.59	14.94
Net interest margin	4.41	4.29	4.16	3.80	3.75
Efficiency ratio (5)	51.67	50.60	51.44	55.11	57.28
Average assets per employee (6)	$5,117	$5,448	$5,098	$4,513	$3,938

SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)

	At December 31,
(Dollars in thousands, except per share data)	2006	2005	2004	2003	2002

Asset Quality Ratios
Allowance for loan losses to total loans (2)	1.52%	1.37%	1.17%	1.15%	1.01%
Nonperforming loans to total loans (2)(7)	1.64	1.36	1.43	1.22	1.17
Allowance for loan losses to nonperforming loans (2)(7)	92.97	100.96	82.00	94.31	86.49
Nonperforming assets to total loans and other real estate owned (2)(8)	1.74	1.76	1.72	1.34	1.24
Net loan charge-offs to average total loans	0.44	0.63	0.58	0.36	0.50
Capital Ratios
Average total shareholders’ equity to average assets	8.47	7.34	6.51	6.75	7.04
Tier I capital to risk-weighted assets (2)	12.25	12.95	10.88	11.13	10.38
Total capital to risk-weighted assets (2)	13.50	14.21	13.92	14.90	11.42
Leverage ratio (2)	10.91	10.24	8.61	9.32	8.99

(1)	Except as otherwise noted, all share and per share information in this report has been restated to the two-for-one stock split effected in the form of a stock dividend paid August 29, 2003.

(2)	At period end.

(3)	Net of unearned discounts but before deduction of allowance for loan losses.

(4)	Reflects the repurchases of common shares in 2002 and 2005. Please see “Capital Resources” on page 17 and Note 9 to the Consolidated Financial Statements.

(5)	The efficiency ratio = other expenses/(net interest income + total other income) as shown on the Consolidated Statements of Operations.

(6)	Ratio = year-to-date average assets divided by the number of full-time equivalent employees at year-end.

(7)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and loans with restructured terms.

(8)	Nonperforming assets consist of nonperforming loans and foreclosed assets.
RECENT STOCK PRICES, DIVIDENDS, AND EQUITY COMPENSATION PLAN INFORMATION
Common shares of Southwest Bancorp, Inc. are traded on the NASDAQ Stock Market (Global Securities) under the symbol OKSB.
Transfer Agent and Registrar
Computershare Investor Services, LLC
2 North LaSalle St.
Chicago, IL 60602

Shareholders received quarterly cash dividends totaling $4.6 million in 2006 and $3.8 million in 2005. Regular dividends have been declared and paid every year since Southwest was organized in 1981. Southwest has increased its dividends per share each year since going public in 1993.
The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors. The ability of Southwest to pay dividends depends upon dividend payments from its subsidiaries. For information regarding the ability of Stillwater National and SNB Wichita to pay dividends to Southwest and the restrictions on bank dividends under federal banking laws, see “Note 10. Capital Requirements” to the Consolidated Financial Statements on page 49 of this report.
In June 2005, Southwest completed an offering of 2.4 million shares of common stock resulting in net proceeds after underwriting discounts and offering expenses of approximately $39.5 million. Stifel Nicolaus & Co., Edward Jones & Co., Friedman Billings Ramsey, Keefe Bruyette & Woods, Inc. and SunTrust Robinson Humphrey served as the underwriters in the offering.
Shares issued under the employee stock purchase plan, which commenced on January 1, 1996, totaled 3,248 in 2006 and 3,530 in 2005, while issuances pursuant to the stock option plans were 201,236 and 174,262 in the respective years.
Southwest has a stock repurchase program that permits the repurchase of up to 5% (approximately 700,000 shares) of Southwest’s outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under Southwest’s dividend reinvestment, stock option, and employee benefit plans, and for other corporate purposes. The share repurchases are expected to be made primarily on the open market from time to time until April 1, 2008, or earlier termination of the repurchase program by the Board. Repurchases under the program will be made at the discretion of management based upon market, business, legal, and other factors. This program, which has been publicly announced, replaced a publicly announced program that expired on March 31, 2005. During 2006, no shares were repurchased.
As of March 2, 2007, there were approximately 3,800 holders of record of Southwest’s common stock. The following table sets forth the common stock dividends declared for each quarter during 2006 and 2005, and the range of high and low closing trade prices for the common stock for those periods.

	2006			2005
			Dividend			Dividend
	High	Low	Declared	High	Low	Declared

For the Quarter Ending:
March 31	$22.96	$19.81	$0.0825	$25.45	$17.11	$0.075
June 30	25.76	21.27	0.0825	20.82	16.78	0.075
September 30	27.01	24.16	0.0825	23.80	20.01	0.075
December 31	28.67	24.76	0.0825	24.25	18.36	0.075

The following table compares the cumulative total return on a hypothetical investment of $100 in Southwest’s common stock at the closing price on December 31, 2001, through December 31, 2006, with the hypothetical cumulative total return on the Nasdaq Stock Market Index (U.S. Companies) and the Nasdaq Bank Index for the comparable period.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Southwest	$100	$148	$210	$294	$242	$342
NASDAQ Bank Index	100	102	132	151	147	165
NASDAQ Stock Market Index (U.S.).	100	69	103	112	115	126

The following table presents disclosure regarding equity compensation plans in existence at December 31, 2006, consisting only of the 1994 stock option plan (expired but having outstanding options that may still be exercised) and the 1999 stock option plan, both of which were approved by the shareholders.
Equity Compensation Plan Information

			Number of securities
			remaining available for
Plan category	Number of securities to be	Weighted average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	excluding securities
	warrants and rights	rights	reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	860,010	$13.50	348,001
Equity compensation plans not approved by security holders	0	0	0
Total	860,010	$13.50	348,001

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
In 2006, Southwest Bancorp, Inc.’s (“Southwest”) net income, diluted earnings per share, loans, deposits, and assets reached their highest levels in our history. The earnings growth was the result of increased yields on portfolio loans (total loans excluding loans held for sale), increased loan volume, a decreased provision for loan losses, and increased net noninterest expense.
•	Net income for 2006 was $26.0 million, up from $21.0 million in 2005 and $18.6 million in 2004.

•	Diluted earnings per common share increased to $1.79 in 2006, compared to $1.55 in 2005, and $1.48 in 2004.

•	Total assets at year-end 2006 increased 3%, ending the year at $2.17 billion compared to $2.10 billion at year-end 2005, and $1.91 billion at year-end 2004.

•	Portfolio loans at year-end 2006 increased by $250 million, or 19% to $1.60 billion at December 31, 2006, compared to $1.35 billion at December 31, 2005, and $1.27 billion at December 31, 2004.

•	Total loans grew to $1.79 billion at December 31, 2006, compared to $1.74 billion at December 31, 2005, and $1.62 billion at December 31, 2004.

•	Total shareholders’ equity at year-end 2006 had increased 16% to $197.5 million compared to $170.4 million for 2005 and $126.0 million for 2004.
Results of Operations
For the year ended December 31, 2006, Southwest reported net income of $26.0 million, a $5.0 million, or 24%, increase over the $21.0 million earned in 2005. Basic earnings per common share increased by 15% to $1.84 per share for 2006, from $1.60 per share for 2005. Diluted earnings per common share increased by 15% to $1.79 per share for 2006 from $1.55 per share for 2005.
Increased yields on portfolio loans and growth in portfolio and total loans were the primary factors contributing to Southwest’s performance in 2006. In this increasing interest rate environment, Southwest was able to increase its net interest margin to 4.41% in 2006 from 4.29% in 2005.
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

Summary of Annual Changes in Selected Consolidated Financial Data
The following table presents selected consolidated financial data for the years 2006, 2005, and 2004, and the annual changes between those years.

		2006 Change		2005 Change		2004 Change
(Dollars in thousands, except per share data)	2006	From 2005	2005	From 2004	2004	From 2003

Operations Data
Interest income	$169,760	$32,416	$137,344	$32,621	$104,723	$20,644
Interest expense	76,922	24,684	52,238	19,992	32,246	3,635

Net interest income	92,838	7,732	85,106	12,629	72,477	17,009
Provision for loan losses	11,565	(4,220)	15,785	2,917	12,868	4,460
Gain on sales of loans and securities	3,689	(1,226)	4,915	1,730	3,185	(954)
Other income	13,087	596	12,491	1,591	10,900	539
Other expenses	56,643	4,770	51,873	7,347	44,526	5,964

Income before taxes	41,406	6,552	34,854	5,686	29,168	6,170
Taxes on income	15,409	1,569	13,840	3,301	10,539	2,433

Net income	$25,997	$4,983	$21,014	$2,385	$18,629	$3,737

Per Share Data
Basic earnings per common share	$1.84	$0.24	$1.60	$0.06	$1.54	$0.28
Diluted earnings per common share	1.79	0.24	1.55	0.07	1.48	0.26
Financial Condition Data — Averages
Investment securities	$270,352	$25,266	$245,086	$30,098	$214,988	$23,712
Total loans	1,830,996	96,495	1,734,501	206,566	1,527,935	258,719
Interest-earning assets	2,104,690	121,353	1,983,337	239,351	1,743,986	282,402
Total assets	2,195,095	119,314	2,075,781	265,857	1,809,924	298,185
Interest-bearing deposits	1,498,133	65,120	1,433,013	252,043	1,180,970	159,655
Total deposits	1,727,813	89,302	1,638,511	283,175	1,355,336	194,960
Other borrowings	214,677	5,574	209,103	(43,028)	252,131	51,658
Subordinated debentures	46,393	(12,293)	58,686	(13,494)	72,180	30,138
Total shareholders’ equity	185,817	33,363	152,454	34,542	117,912	15,866
Selected Ratios
Return on average assets	1.18%	0.17%	1.01%	(0.02)%	1.03%	0.04%
Return on average equity	13.99	0.21	13.78	(2.02)	15.80	1.21
Net interest margin	4.41	0.12	4.29	0.13	4.16	0.36
Asset Quality Ratios
Allowance for loan losses to total loans	1.52%	0.15%	1.37%	0.20%	1.17%	0.02%
Nonperforming loans to total loans	1.64	0.28	1.36	(0.07)	1.43	0.21
Allowance for loan losses to nonperforming loans	92.97	(7.99)	100.96	18.96	82.00	(12.31)
Nonperforming assets to total loans and other real estate	1.74	(0.02)	1.76	0.04	1.72	0.38
Net loan charge-offs to average total loans	0.44	(0.19)	0.63	0.05	0.58	0.22

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is Southwest’s largest source of revenue, representing 85% of total revenue in 2006. Net interest margin is net interest income as a percentage of average earning assets for the period. Net interest income and net interest margin increase or decrease as a result of changes in the levels of interest rates, the volume and the mix of earning assets and interest-bearing liabilities, and the percentage of interest-earning assets funded by noninterest-bearing funding sources.
Net interest income for 2006 was $92.8 million, an increase of $7.7 million, or 9%, from the $85.1 million earned in 2005. The net interest margin was 4.41% for the year ended December 31, 2006, an increase of twelve basis points from 2005.
The 2006 increase in net interest income and net interest margin from 2005 is the result of the increase in interest-earning assets, the increase in net interest margin due to the increasing interest rate environment experienced during 2006, and an increased use of noninterest-bearing funding. Please see the discussion of Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk on pages 19 through 21 for additional information concerning net interest income.
The table on the next page provides certain information relating to Southwest’s average consolidated statements of financial condition and reflects the interest income on interest-earning assets, interest expense of interest-bearing liabilities, and the average yields earned and rates paid for the periods indicated. Yields and rates are derived by dividing income or expense reflected in the Consolidated Statements of Operations by the average daily balance of the related assets or liabilities, respectively, for the periods presented. Nonaccrual loans have been included in the average balances of total loans.
This table shows a shift in the composition of Southwest’s average interest-earning assets toward a higher level of loans and a relatively lower level of investment securities, except for 2005 when the percentage of investment securities increased due to the investment of proceeds of the second quarter common stock offering and the percentage of loans took a slight downturn. The composition of average interest-bearing liabilities changed over the periods as Southwest increased noninterest-bearing deposits. The changes in the composition of interest-earning assets and their funding sources reflect market demand and management’s efforts to maximize net interest margin while controlling interest rate, credit and other risks.

Average Balances, Yields & Rates

				For the Year Ended December 31,
(Dollars in thousands)		2006			2005			2004
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)

Assets
Total loans and leases	$1,830,996	$158,873	8.68%	$1,734,501	$128,011	7.38%	$1,527,935	$96,832	6.34%
Investment securities	270,352	10,722	3.97	245,086	9,211	3.76	214,988	7,881	3.67
Other interest-earning assets	3,342	165	4.94	3,750	122	3.25	1,063	10	0.94

Total interest-earning assets	2,104,690	169,760	8.07	1,983,337	137,344	6.92	1,743,986	104,723	6.00
Other assets	90,405			92,444			65,938

Total assets	$2,195,095			$2,075,781			$1,809,924

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$56,984	$282	0.49%	$58,243	$267	0.46%	$58,375	$291	0.50%
Money market accounts	384,470	16,020	4.17	392,554	10,727	2.73	405,116	6,118	1.51
Savings accounts	9,734	50	0.51	8,631	21	0.24	7,819	19	0.24
Time deposits	1,046,945	46,750	4.47	973,585	29,767	3.06	709,660	15,350	2.16

Total interest-bearing deposits	1,498,133	63,102	4.21	1,433,013	40,782	2.85	1,180,970	21,778	1.84
Other borrowings	214,677	10,023	4.67	209,103	7,343	3.51	252,131	5,979	2.37
Subordinated debentures	46,393	3,797	8.18	58,686	4,113	7.01	72,180	4,489	6.22

Total interest-bearing liabilities	1,759,203	76,922	4.37	1,700,802	52,238	3.07	1,505,281	32,246	2.14

Noninterest-bearing demand deposits	229,680			205,498			174,366
Other liabilities	20,395			17,027			12,365
Shareholders’ equity	185,817			152,454			117,912

Total liabilities and shareholders’ equity	$2,195,095			$2,075,781			$1,809,924

Net interest income		$92,838			$85,106			$72,477

Interest rate spread			3.70%			3.85%			3.86%

Net interest margin (2)			4.41%			4.29%			4.16%

Ratio of average interest-earning assets to average interest-bearing liabilities			119.64%			116.61%			115.86%

(1)	Yields, interest rate spreads, and net interest margins are calculated using income recorded in accordance with accounting principles generally accepted in the United States (“GAAP”), and are not shown on the higher, non-GAAP tax-equivalent basis.

(2)	Net interest margin = net interest income / total average interest-earning assets.

The following table analyzes changes in interest income and interest expense of Southwest for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to changes in average volumes and changes in rates.

		2006 vs. 2005			2005 vs. 2004
	Increase	Due to Change		Increase	Due to Change
	Or	In Average:		Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate

Interest earned on:
Loans receivable (1)	$30,862	$7,423	$$23,439	$31,179	$14,063	$17,116
Investment securities	1,511	984	527	1,330	1,127	203
Other interest-earning assets	43	(14)	57	112	57	55

Total interest income	32,416	8,779	23,637	32,621	15,413	17,208

Interest paid on:
Interest-bearing demand	15	(6)	21	(24)	(1)	(23)
Money market accounts	5,293	(225)	5,518	4,609	(195)	4,804
Savings accounts	29	3	26	2	2	—
Time deposits	16,983	2,494	14,489	14,417	6,810	7,607
Other borrowings	2,680	201	2,479	1,364	(1,149)	2,513
Subordinated debentures	(316)	(942)	626	(376)	(903)	527

Total interest expense	24,684	1,851	22,833	19,992	4,607	15,385

Net interest income	$7,732	$6,928	$804	$12,629	$10,806	$1,823

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material. Changes in rate-volume (changes in rate multiplied by changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.
Net interest income for 2006 was $92.8 million, an increase of $7.7 million, or 9%, from the $85.1 million earned in 2005. Net interest margin was 4.41% for the year ended December 31, 2006, an increase of twelve basis points from 2005.
Net interest income for 2005 was $85.1 million, an increase of $12.6 million, or 17%, from the $72.5 million earned in 2004. Net interest margin was 4.29% for the year ended December 31, 2005, an increase of thirteen basis points from 2004.
Interest rate spread, which represents the difference between the rate earned on interest-earning assets and the rates paid on interest-bearing liabilities, was 3.70% for 2006 compared to 3.85% for 2005 and 3.86% for 2004.
Southwest has seen significant growth in noninterest-bearing deposit accounts which are an alternative funding source to interest-bearing deposits and other borrowings. The average balance of noninterest-bearing deposit accounts increased to $229.7 million in 2006 from $205.5 million in 2005 and $174.4 million in 2004.
Provision and Allowance for Loan Losses
Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest determines is appropriate based on a systematic methodology. The amount of the allowance is based on careful, continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio. Southwest’s systematic methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and an unallocated allowance. See “Allowance for Loan Losses” in Note 1 to the Consolidated Financial Statements for a description of Southwest’s allowance for loan losses methodology.

Based upon this methodology, management established an allowance of $27.3 million, or 1.52% of total loans, at December 31, 2006 compared to an allowance of $23.8 million, or 1.37% of total loans, at December 31, 2005. This represents an increase in the allowance of $3.5 million, or 15%, from year-end 2005.
At December 31, 2006, total nonperforming loans were $29.4 million, or 1.64% of total loans, compared to $23.6 million, or 1.36% of total loans, at December 31, 2005. The government guaranteed portions of year-end nonperforming loans were $1.6 million for 2006 and 2005. The allowance for loan losses equaled 92.97% of nonperforming loans at December 31, 2006 compared to 100.96% at December 31, 2005. During 2006, 2005, and 2004, the provisions for loan losses were $11.6 million, $15.8 million, and $12.9 million, respectively, while net charge-offs were $8.1 million, $11.0 million, and $8.9 million, respectively.
Performing loans considered potential nonperforming loans, loans which are not included in the past due, nonaccrual, or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, amounted to approximately $50.6 million at December 31, 2006, compared to $62.2 million at December 31, 2005.
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
Both the dollar amount and the percentage of the allowance to loans increased during 2006. The increase was primarily the result of increases in the loss ratios used for non-risk rated commercial loans, increased allocations on impaired loans, and increases in portfolio loans partially offset by a decrease in allowance related to potential problem loans. At December 31, 2006, the unallocated allowance totaled $2.4 million, a $350,000 increase from year-end 2005, and accounted for 9% of the total allowance in both years. The unallocated allowance related primarily to changes in general economic conditions, portfolio trends and concentrations and growth in the portfolio.
Management strives to carefully monitor credit quality and to identify loans that may become nonperforming. At any time, however, there are loans included in the portfolio that will result in losses to Southwest, but that have not been identified as nonperforming or potential problem loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in nonperforming assets, the provision for loan losses, nonperforming assets, and charge-offs.
At the beginning of 2005, Southwest established a reserve for unfunded loan commitments as a liability on Southwest’s statement of financial condition. The reserve formerly was presented within the allowance for loan losses; all affected prior periods have been restated. At December 31, 2006, the reserve for unfunded loan commitments was $1.9 million, essentially unchanged for the year then ended compared to December 31, 2005. At December 31, 2005, this reserve for unfunded loan commitments was $1.9 million, an increase of $937,000, or 98%, from the amount previously included in the allowance for loan losses at December 31, 2004. The reserve is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.

     The following table presents a five-year history for the allocation of the allowance for loan losses along with the percentage of total loans in each category.

	At December 31,
(Dollars in thousands)	2006		2005		2004		2003		2002

Real estate mortgage -
Commercial	$9,641	34%	$8,186	32%	$6,430	32%	$5,297	31%	$4,136	34%
One to four family residential	492	5	584	5	724	5	319	6	491	9
Real estate construction	1,790	25	1,547	17	1,008	15	1,179	18	1,169	12
Commercial	12,321	24	10,922	22	6,898	24	6,451	27	3,753	32
Installment and consumer -
Guaranteed student loans	90	10	189	22	175	22	105	16	59	11
Other	536	2	311	2	648	2	362	2	212	2
Unallocated	2,423	—	2,073	—	3,108	—	1,296	—	1,343	—

Total	$27,293	100%	$23,812	100%	$18,991	100%	$15,009	100%	$11,163	100%

The following table analyzes Southwest’s allowance for loan losses for the periods indicated.

		For the Year Ended December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002

Balance at beginning of period	$23,812	$18,991	$15,009	$11,163	$10,977

Loans charged-off:
Real estate mortgage	708	2,872	812	717	777
Real estate construction	445	155	275	3	—
Commercial	7,393	8,587	8,382	3,915	4,248
Installment and consumer	379	406	565	442	371

Total charge-offs	8,925	12,020	10,034	5,077	5,396

Recoveries:
Real estate mortgage	414	186	151	173	93
Real estate construction	—	1	—	—	—
Commercial	403	706	907	230	107
Installment and consumer	24	163	90	112	149

Total recoveries	841	1,056	1,148	515	349

Net loans charged-off	8,084	10,964	8,886	4,562	5,047
Provision for loan losses	11,565	15,785	12,868	8,408	5,233

Balance at end of period	$27,293	$23,812	$18,991	$15,009	$11,163

Ratio of allowance for loan losses to total loans:
Average	1.49%	1.37%	1.24%	1.18%	1.10%
End of period	1.52	1.37	1.17	1.15	1.01
Ratio of net charge-offs to average total loans during the period	0.44	0.63	0.58	0.36	0.50

The following table shows the amounts of nonperforming assets at the end of the periods indicated. Please see Note 1 to the Notes to Consolidated Financial Statements for a description of Southwest’s policy for placing loans on nonaccrual status.

	At December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002

Total nonaccrual	$26,735	$22,099	$22,230	$14,530	$11,455
Total past due 90 days or more	2,622	1,486	929	1,384	1,452

Total nonperforming loans	29,357	23,585	23,159	15,914	12,907
Other real estate owned	1,873	7,130	4,937	1,699	747

Total nonperforming assets	$31,230	$30,715	$28,096	$17,613	$13,654

Nonperforming assets to loans and other real estate owned	1.74%	1.76%	1.72%	1.34%	1.24%
Nonperforming loans to total loans	1.64%	1.36%	1.43%	1.22%	1.17%
Allowance for loan losses to nonperforming loans	92.97%	100.96%	82.00%	94.31%	86.49%
Government-guaranteed portion of nonperforming loans	$1,629	$1,602	$1,458	$2,694	$1,017
At December 31, 2006, a majority of nonperforming assets were commercial loans. At December 31, 2006, three credit relationships represented 64% of nonperforming loans and 60% of nonperforming assets.
Other Income
Other income was $16.8 million for 2006, a 4% decrease when compared with 2005. Other income in 2005 increased 24% when compared with 2004.
COMPARISON SUMMARY-OTHER INCOME

		2006 Change		2005 Change
(Dollars in thousands)	2006	From 2005	2005	From 2004	2004

Service charges and fees	$11,492	$547	$10,945	$1,047	$9,898
Gain on sales of loans	3,438	(1,477)	4,915	1,668	3,247
Other noninterest income	1,595	49	1,546	544	1,002
Gain (loss) on sales of investment securities	251	251	—	62	(62)

Total other income	$16,776	$(630)	$17,406	$3,321	$14,085

Service charges and fees increased $547,000, or 5%, in 2006 due to increased ATM, overdraft, and brokerage fees. Service charges and fees increased $1.0 million, or 11%, in 2005 due to the same factors.
In October 2005, SLM Corporation (“Sallie Mae”) received approval to establish Sallie Mae Bank, an FDIC-insured Utah industrial bank. The establishment of Sallie Mae Bank is intended to reduce Sallie Mae’s reliance on independent financial institutions, such as Stillwater National, in origination of student loans. This and other changes made by Sallie Mae have resulted in decreased originations of student loans by Stillwater National.
A 30% decrease in gains on sales of loans was the major factor for the decrease in 2006 other income. The decrease was due to a $465,000 decrease in gains on sales of student loans, a $257,000 decrease in gains on sales of mortgage loans due to higher mortgage interest rates, and a $755,000 decrease in gains on sales of other loans. There will be a decrease in the ATM business in 2007 because Southwest has sold several of its ATMs. For 2005, a 51% increase in gains on sales of loans was the major factor for the increase in other income. This increase was due to a $950,000 increase in gains on sales of student loans and a $743,000 increase in gains on sales of other loans, offset in part by a slight (25,000) decrease in gains on sale of mortgage loans.

Other noninterest income remained relatively flat in 2006, but increased $544,000 in 2005 as compared to 2004 primarily due to a $360,000 increase in income from Southwest’s consulting subsidiaries.
Other Expense
Other expense was $56.6 million for 2006, an increase of $4.8 million, or 9%, from 2005. Other expense increased $7.3 million, or 17%, in 2005 from 2004.
COMPARISON SUMMARY-OTHER EXPENSE

		2006 Change		2005 Change
(Dollars in thousands)	2006	From 2005	2005	From 2004	2004

Salaries and employee benefits	$30,897	$5,612	$25,285	$2,686	$22,599
Occupancy	10,190	280	9,910	687	9,223
FDIC and other insurance	511	25	486	66	420
Other real estate, net	286	(685)	971	729	242
Provision for unfunded loan commitments	38	(899)	937	823	114
General and administrative	14,721	437	14,284	2,356	11,928

Total other expense	$56,643	$4,770	$51,873	$7,347	$44,526

Salaries and employee benefits increased $5.6 million, or 22%, in 2006 and $2.7 million, or 12% in 2005 primarily as a result of the cost of employees hired to staff the offices opened in the Texas and Kansas markets, as well as normal increases in salaries and benefits of existing staff.
Occupancy expense increased $280,000, or 3%, in 2006 and $687,000, or 7%, in 2005 due to the expenses related to opening the new offices in Texas and Kansas, and the furniture and equipment costs related to those offices. Data processing costs related to guaranteed student loans, which are included in occupancy expense, decreased $998,000 in 2006, reflecting the decline in student lending in 2006, and increased $84,000, in 2005.
The decreases in other real estate expenses occurred as Southwest sold certain acquired properties.
General and administrative expense increased $437,000, or 3%, in 2006 and $2.4 million, or 20%, in 2005. The primary factor for the 2005 increase was the required write-off of $970,000 in unamortized issuance costs related to the SBI Capital trust preferred securities that were redeemed in June 2005. Legal fees decreased $55,000, or 3%, and marketing costs decreased $45,000, or 5%, in 2006 compared to 2005. Fees paid to Sallie Mae for the origination of government guaranteed student loans decreased $245,000 in 2006 compared to an increase of $166,000 in 2005.

Operating Segments

CONTRIBUTION OF OPERATING SEGMENTS	FOR THE YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2006	2005	2004

Oklahoma banking	$11,942	$8,819	$8,114
Other states banking	4,365	2,393	2,610
Secondary market	5,853	9,428	10,420
Other operations	3,837	374	(2,515)

Consolidated net income	$25,997	$21,014	$18,629

Oklahoma banking	$912,862	$836,850	$881,682
Other states banking	689,864	518,708	388,002
Secondary market	188,464	380,346	353,812
Other operations	—	(24)	379

Consolidated total loans	$1,791,190	$1,735,880	$1,623,875

Oklahoma banking	$918,814	$843,584	$889,768
Other states banking	694,346	516,212	386,379
Secondary market	201,131	397,940	368,557
Other operations	356,337	341,903	269,083

Consolidated total assets	$2,170,628	$2,099,639	$1,913,787

Southwest has three reportable operating segments: Oklahoma Banking operations; Other States Banking operations; and loans originated for sale in the secondary market (“Secondary Market”). These business units were identified through the products and services that are offered within each unit and the geographic area they serve.
The contribution of the Oklahoma Banking segment increased $3.1 million, or 35%, in 2006, primarily as a result of increased net interest margin and increased noninterest income after increasing $705,000, or 9%, in 2005, primarily as a result of increased net interest margin and increased noninterest income.
The contribution of the Other States Banking segment increased by $2.0 million, or 82%, in 2006, primarily as a result of a $7.7 million increase in net interest income, partially offset by a $3.9 million increase in operating expenses and a $1.8 million increase in taxes. Other states banking net income decreased by $217,000, or 8%, in 2005, in spite of a $4.9 million increase in net interest income primarily as a result of a $4.8 million increase in operating expenses and a $487,000 increase in provision for loan losses. At December 31, 2006, Southwest’s seven Texas and two Kansas offices accounted for $689.9 million in loans, or 43% of total portfolio loans.
The growth in total portfolio loans from the Oklahoma and Other States Banking segments more than offset the decline in Secondary Market loans described below.
The Secondary Market segment contributed $5.9 million to net income in 2006, a reduction of $3.6 million, or 38%, from 2005. The reduction occurred primarily in net interest margin which decreased $7.8 million due primarily to the lower volumes of guaranteed student loans. This reduction, and a $542,000 decrease in other noninterest income, was partially offset by a $1.6 million decrease in noninterest expense. The Secondary Market segment contributed $9.4 million to net income in 2005, down $992,000, or 10%, from 2004, due primarily to the lower rates on guaranteed student loans. This reduction, and a $297,000 increase in other operating expense, was partially offset by a $1.1 million increase in noninterest income. The volume of student loans and the contribution of the Secondary Market to consolidated net income are expected to decline further as a result of changes in the market made by Sallie Mae. See “Business — Secondary Market Segment” on page 64 and the discussion of student lending under “Risk Factors” on page 81.
The segment disclosures above and in Note 17 to the Consolidated Financial Statements show that, although the Oklahoma Banking and Secondary Market segments provide the majority of consolidated net interest income and net income, the newer, Other States Banking segment, consisting of the Texas and Kansas operations, contributed an increasing percentage of consolidated net interest income and net income in 2004 and 2005, and by year-end 2006 accounted for approximately $694.3 million, or 32%, of total assets.
The segment disclosures are based upon a number of assumptions and allocations of expense. Southwest allocates resources and evaluates performance of its segments after allocation of funds, indirect expenses, taxes, and capital costs. The funds management unit is included in the Other Operations segment. The cost of funds borrowed from the funds management unit by the operating segments is transfer priced at Southwest’s incremental borrowing rates.
The value of funds provided by the operating segments to the funds management unit is based on blended borrowing rates which include core deposits and borrowings from the FHLB and other wholesale sources. Deposit accounts with indeterminate maturities, such as demand deposit accounts and interest-bearing transaction accounts, are transfer priced based on the expected duration of the accounts. The expected duration ranges from two to three years.
Due to a flattening interest rate curve in 2006, transfer pricing of deposits was not as beneficial to the operating segments in the current year as compared to prior years. All of the $3.5 million increased profitability of the other operations segment is a result of changes in the rate environment with the transfer pricing differential remaining in the funds management unit.
Taxes on Income
Southwest’s income tax expense for fiscal years 2006, 2005, and 2004 was $15.4 million, $13.8 million, and $10.5 million, respectively. Southwest’s effective tax rates have been lower than statutory federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans and the organization in July 2001 of a real estate investment trust, as well as tax credits generated by certain lending and investment activities.
Financial Condition
Southwest’s total assets increased by $71.0 million, or 3%, to $2.2 billion at December 31, 2006, compared to $2.10 billion at December 31, 2005 after increasing by $185.9 million, or 10%, between December 31, 2005 and 2004. The growth in assets in 2006 was primarily attributable to the $55.3 million, or 3%, increase in total loans. The slower asset growth in 2006 reflects the decline in loans held for sale.
Southwest’s investment securities increased by $1.8 million, or 1%, to $269.8 million at December 31, 2006 from $268.1 million at December 31, 2005. The increases in 2006 came from FRB and FHLB stock, which increased $2.5 million, or 26%, and mortgage-backed securities, which increased $2.3 million, or 10%. Tax-exempt municipal securities decreased to $2.9 million at December 31, 2006, from $3.5 million at December 31, 2005.
Southwest’s investment securities increased by $48.0 million, or 22%, to $268.1 million at December 31, 2005, from $220.1 million at December 31, 2004. The increases in 2005 came from U.S. government and federal agency securities, which increased $49.2 million, or 28%, and mortgage-backed securities, which increased $4.6 million, or 26%. Southwest’s investments in Federal Reserve Bank and Federal Home Loan Bank (“FHLB”) stock decreased after the sale of $4.6 million in FHLB stock during the fourth quarter. Tax-exempt municipal securities also decreased to $3.5 million at December 31, 2005, from $5.5 million at December 31, 2004.

		At December 31,

(Dollars in thousands)	2006	2005	2004

U.S. Government and agency obligations	$222,384	$227,111	$177,953
Obligations of states and political subdivisions	2,854	3,457	5,477
Mortgage-backed securities	24,453	22,186	17,565
Other securities	20,158	15,339	19,056

Total investment securities	$269,849	$268,093	$220,051

Available for sale (fair value)	$255,904	$256,751	$204,092
Held to maturity (amortized cost)	1,630	1,538	2,495
Federal Reserve Bank and Federal Home Loan Bank Stock	12,315	9,804	13,464

Total investment securities	$269,849	$268,093	$220,051

Southwest does not have any material amounts of investment securities or other interest-earning assets, other than loans, that would have been classified as nonperforming if such assets were loans, or which were recognized by management as potential problem assets based upon known information about possible credit problems of the borrower or issuer.
The following table shows the maturities, carrying value (amortized cost for investment securities being held to maturity or estimated fair value for investment securities available for sale), estimated fair market values, and average yields for Southwest’s investment portfolio at December 31, 2006. Yields are not presented on a tax-equivalent basis. Maturities of mortgage-backed securities are based on expected maturities. Expected maturities differ from contractual maturities because borrowers on the underlying mortgages may have the right to call or prepay obligations with or without prepayment penalties. The securities of no single issuer (other than the United States or its agencies), or in the case of securities issued by state and political subdivisions, no source or group of sources of repayment, accounted for more than 10% of shareholders’ equity of Southwest at December 31, 2006.

	One Year		Two through		Five through		More than		Total Investment
	or Less		Five Years		Ten Years		Ten Years		Securities

(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Market	Yield

Held to Maturity:
U.S. government obligations	$—	—%	$—	—%	$—	—%	$—	—%	$—	$—	—%
Federal agency securities	$—	—%	$—	—%	$—	—%	$—	—%	$—	$—	—%
Obligations of states and political subdivisions	1,630	2.51%	—	—	—	—	—	—	1,630	1,621	2.51%

Total	1,630	2.51%	$—	—	$—	—	$—	—	1,630	1,621	2.51%

Available for Sale:
U.S. government obligations	1,001	2.73%	—	—	—	—	—	—	1,001	993	2.73
Federal agency securities	30,183	3.70%	195,118	3.80	—	—	—	—	225,301	221,391	3.63
Obligations of states and political subdivisions	—	—	1,250	3.91	—	—	—	—	1,250	1,224	3.91
Mortgage-backed securities	5,182	3.00	19,412	4.88	—	—	—	—	24,594	24,453	4.39
Other securities	—	—	4,593	—	—	—	2,003	5.19	6,596	7,843	1.58

Total	36,366	3.60	220,373	3.82	—	—	2,003	5.19	258,742	255,904	3.65

Total	$37,996		$220,373		$—		$2,003		$260,372	$257,525

Total loans were $1.79 billion at December 31, 2006, an increase of $55.3 million, or 3%, compared to December 31, 2005. All categories of loans increased, except 1-4 family and student loans. The allowance for loan losses increased by $3.5 million, or 15%, from December 31, 2005 to December 31, 2006. At December 31, 2006, the allowance for loan losses was $27.3 million, or 1.52% of total loans, compared to $23.8 million, or 1.37% of total loans, at December 31, 2005.
Total loans were $1.74 billion at December 31, 2005, an increase of $112.0 million, or 7%, compared to December 31, 2004. All categories of loans increased, except commercial loans. The allowance for loan losses increased by $4.8 million, or 25%, from December 31, 2004 to December 31, 2005. At December 31, 2005, the allowance for loan losses was $23.8 million, or 1.37% of total loans, compared to 19.0 million, or 1.17% of total loans, at December 31, 2004. (See “Provision for Loan Losses” on page 9.)
This table presents the trends in the composition of the loan portfolio over the previous five years.

			At December 31,

(Dollars in thousands)	2006	2005	2004	2003	2002

Real estate mortgage - Commercial	$609,271	$563,074	$523,358	$402,596	$374,999
One to four family residential	91,441	93,478	87,858	83,250	102,423
Real estate construction	453,750	299,344	248,278	230,292	130,001
Commercial	424,189	374,101	390,272	355,965	348,879
Installment and consumer - Guaranteed student loans	181,458	377,110	348,970	211,546	119,064
Other	31,081	28,773	25,139	25,187	25,746

	1,791,190	1,735,880	1,623,875	1,308,836	1,101,112
Less: Allowance for loan losses	(27,293)	(23,812)	(18,991)	(15,009)	(11,163)

Total	$1,763,897	$1,712,068	$1,604,884	$1,293,827	$1,089,949

Southwest has a continuing strategic focus on providing loans and other services to healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate borrowers. At December 31, 2006, loans to individuals and businesses in the healthcare industry totaled $518.8 million, or 29% of total loans.
Capital Resources
At December 31, 2006, total shareholders’ equity was $197.5 million compared to $170.4 million at December 31, 2005. Earnings, net of common dividends, contributed $21.3 million to shareholders’ equity. Sales of common stock through the dividend reinvestment plan, the employee stock purchase plan, and the employee stock option plan contributed an additional $3.9 million to shareholders’ equity in 2006, including stock compensation expense and tax benefits realized by Southwest relating to option exercises. Under accounting principles generally accepted in the United States, these tax benefits increase shareholders’ equity, but do not affect net income. Net unrealized holding losses on investment securities available for sale (net of tax) decreased to $1.7 million at December 31, 2006 compared to a loss of $3.3 million at December 31, 2005. During 2005, repurchased shares were used to satisfy the requirements of the employee stock option plan, the employee stock purchase plan, and the dividend reinvestment plan. Repurchases of approximately 700,000 shares may be made under the repurchase plan adopted in January 2006. Repurchases may be made from time to time based on market conditions, projected capital needs, and other factors. No repurchases were made in 2006.
At December 31, 2005, total shareholders’ equity was $170.4 million compared to $126.0 million at December 31, 2004. Southwest’s common stock offering during the second quarter of 2005 contributed $39.5 million in net proceeds to shareholders’ equity. Earnings, net of common dividends, contributed $17.0 million to shareholders’ equity. Sales of common stock through the dividend reinvestment plan, the employee stock purchase plan, and the employee stock option plan contributed an additional $2.7 million to shareholders’ equity in 2005, including tax benefits realized by Southwest relating to option exercises. Under accounting principles generally accepted in the United States, these tax benefits increase shareholders’ equity, but do not affect net income. Net unrealized holding losses on investment securities available for sale (net of tax) increased to a loss of $3.3 million at December 31, 2005, compared to a loss of $797,000 at December 31, 2004. The Company repurchased 690,696 shares in a privately negotiated transaction during the second and third quarters of 2005. During 2005, repurchased shares were used to satisfy the requirements of the employee stock option plan, the employee stock purchase plan, and the dividend reinvestment plan.
Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board. The guidelines are commonly known as Risk-Based Capital Guidelines. On December 31, 2006, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.50%, a Tier 1 risk-based capital ratio of 12.25%, and a leverage ratio of 10.91%. As of December 31, 2006, Stillwater National and SNB Wichita also met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, or SNB Wichita by Federal bank or thrift regulators.
Liquidity
Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans and available for sale investments in order to meet current and future cash flow needs as they become due. Southwest’s portfolio of guaranteed student loans and Small Business Administration (“SBA”) loans are also readily salable. Additional sources of liquidity, including cash flow from the repayment of loans and maturities of investment securities, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of deposits and liquid assets, and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans, purchase securities, and operate the organization.
The following table indicates the amount of Southwest’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2006:

(Dollars in thousands)	Amount

Three months or less (1)	$252,163
Over three through six months (1)	191,018
Over six through 12 months (1)	173,757
Over 12 months	31,726

Total	$648,664

(1)	The amount of certificates of deposit of $100,000 and more that mature within 12 months is $616.9 million. The Company does not have any liquidity concerns as a result of the volume of these maturities.

	Percentage of Total Average Assets
Sources and uses of funds	2006	2005	2004

Sources of Funds:
Deposits:
Noninterest-bearing demand	10.46%	9.90%	9.63%
Interest-bearing demand and money market accounts	20.11	21.72	25.61
Time and savings deposits	48.14	47.32	39.65
Other borrowings	9.78	10.07	13.93
Subordinated debentures	2.11	2.83	3.99
Other liabilities	0.93	0.82	0.68
Equity capital	8.47	7.34	6.51

Total	100.00%	100.00%	100.00%

Uses of Funds:
Loans	83.41%	83.56%	84.42%
Investment securities	12.32	11.81	11.88
Other interest-earning assets	0.15	0.18	0.06
Noninterest-earning assets	4.12	4.45	3.64

Total	100.00%	100.00%	100.00%

Sources and uses of cash are presented in the Consolidated Statements of Cash Flows. Total cash and cash equivalents increased by $7.3 million, or 15%, to $57.6 million in 2006 from $50.3 million at year-end 2005. Total cash provided in 2006 was $7.3 million, down $18.8 million from 2005, as a result of a $221.7 million increase in cash provided from operating activities (primarily from the $235.6 million decline in guaranteed student loans originated for sale); offset by an $86.2 million increase in cash used in investing activities primarily from the origination of portfolio loans; and a $154.4 million reduction in cash provided from financing activities (primarily from a $82.5 million reduction in deposits).
Total cash increased by $26.2 million, or 109%, to $50.3 million in 2005 from $24.1 million at year-end 2004. Total cash provided in 2005 was $26.2 million as a result of a $113.1 million increase in cash provided from operating activities (primarily from the increase in proceeds from sales of guaranteed student loans); a $71.5 million reduction in cash used in investing activities (primarily from reductions in net loan originations and purchases of available for sale securities); and a $148.5 million decrease in cash provided by financing activities (primarily from a $138.2 million reduction in the net increase in deposits).
Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk
Southwest’s net income is largely dependent on its net interest income. Southwest seeks to maximize its net interest margin within an acceptable level of interest rate risk. Interest rate risk can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing characteristics of assets differ significantly from the maturity or repricing characteristics of liabilities. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds such as noninterest-bearing deposits and shareholders’ equity.
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
The following table shows Southwest’s interest rate sensitivity gaps for selected maturity periods at December 31, 2006.

	0 to 3	4 to 12	Over 1 to	Over
(Dollars in thousands)	Months	Months	5 Years	5 Years	Total

Rate-sensitive assets:
Total loans	$1,267,974	$217,781	$214,015	$91,420	$1,791,190
Investment securities	18,030	31,258	198,193	22,368	269,849
Federal funds sold	11,000	—	—	—	11,000
Due from banks	6,671	—	—	—	6,671

Total	1,303,675	249,039	412,208	113,788	2,078,710

Rate-sensitive liabilities:
Money market deposit accounts	371,912	—	—	—	371,912
Time deposits	407,781	573,031	91,798	5	1,072,615
Savings accounts	11,273	—	—	—	11,273
Interest-bearing demand	55,396	—	—	—	55,396
Other borrowings	61,594	50,000	26,500	—	138,094
Subordinated debentures	—	—	—	46,393	46,393

Total	907,956	623,031	118,298	46,398	1,695,683

Interest sensitivity gap	$395,719	$(373,992)	$293,910	$67,390	$383,027

Cumulative interest sensitivity gap	$395,719	$21,727	$315,637	$383,027	$383,027

Percentage of rate-sensitive assets to rate-sensitive liabilities	143.58%	39.97%	348.45%	245.24%	122.59%

Percentage of cumulative gap to total assets	18.23%	1.00%	14.54%	17.65%	17.65%

The percentage of rate-sensitive assets to rate-sensitive liabilities presents a static position as of a single day and is not necessarily indicative of Southwest’s position at any other point in time and does not take into account the sensitivity of yields and costs of specific assets and liabilities to changes in market rates. The foregoing analysis assumes that Southwest’s mortgage-backed securities mature during the period in which they are estimated to prepay. No other prepayment or repricing assumptions have been applied to Southwest’s interest-earning assets for this analysis.
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
At December 31, 2006, the model projected net interest income would decrease by 2.80% if interest rates immediately fell by 100 basis points. It projected an increase in net income of 1.96% if interest rates immediately rose by 100 basis points. The model projected net interest income would decrease by 1.93% if interest rates gradually fell by 100 basis points over a one-year time horizon. It projected an increase in net interest income of 1.83% if interest rates gradually rose by 100 basis points over a one-year time horizon.
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
Estimated Changes in Net Interest Income

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp	(100) bp	(200) bp	(300) bp

Policy Limit	(18.00)%	(10.00)%	(5.00)%	(5.00)%	(10.00)%	(18.00)%
December 31, 2006	+ 12.02%	+ 6.15%	+ 1.96%	(2.80)%	(6.56)%	(11.14)%
December 31, 2005	+ 15.47%	+ 7.90%	+ 4.08%	(4.09)%	(9.09)%	(14.21)%
Measures in net interest income risk improved in all down rate scenarios while decreasing in all up rate scenarios. All of the above measures of net interest income at risk remain well within prescribed policy limits. Although assumed unlikely by Southwest’s asset/liability committee, Southwest’s largest exposure to changes in interest rate is in the (300) bp scenario with a measure of (11.14)% at December 31, 2006, an improvement of 3.07% from December 31, 2005 level of (14.21)%. The reduction in net interest income at risk is a result of Southwest’s asset/liability committee’s desire to reduce the exposure to changes in interest rate given the increased uncertainty in the direction and level of interest rates.
Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+ 100 bp	(100) bp	(200) bp	(300) bp

Policy Limit	(35.00)%	(20.00)%	(10.00)%	(10.00)%	(20.00)%	(35.00)%
December 31, 2006	(7.68)%	(4.90)%	(1.52)%	+ 0.97%	+ 1.40%	+ 1.10%
December 31, 2005	(7.33)%	(3.55)%	(1.79)%	+ 0.54%	(1.17)%	(3.32)%
Measures of the economic value of equity improved in all down rate scenarios and the +100 bp scenario while decreasing slightly in the +200 bp and +300 basis point rate scenarios. Southwest’s largest economic value of equity exposure is the +300 basis point scenario which increased by 35 basis points to (7.68)% on December 31, 2006 from December 31, 2005 value of (7.33)%. The economic value of equity ratios in all scenarios remains well within the Southwest’s Asset and Liability Management Policy limits.
Changes from December 31, 2005 to December 31, 2006 are primarily due to the impact of interest rate hedges first introduced in February of 2006. These are described in Note 4 to the Consolidated Financial Statements on page 41 of this report.
Off-Balance Sheet Arrangements
In the normal course of business, Southwest makes use of a number of different financial instruments to help meet the financial needs of its customers. In accordance with accounting principles generally accepted in the United States, the full notional amounts of these transactions are not recorded in the accompanying consolidated financial statements and are referred to as off-balance sheet instruments. These transactions and activities include commitments to extend lines of commercial and real estate mortgage credit, and standby and commercial letters of credit and are discussed further in Note 14 to the Consolidated Financial Statements on page 54 of this report.

Off-balance sheet arrangements also include the Trust Preferred Securities, which have been de-consolidated in this report as required by Financial Accounting Standards Board Interpretation 46R, “Consolidation of Variable Interest Entities.” Further information regarding the Trust Preferred Securities can be found in Note 7 to the Consolidated Financial Statements on page 45 of this report.
Effects of Inflation
The consolidated financial statements and related consolidated financial data in this report have been prepared in accordance with accounting principles generally accepted in the United States and practices within the banking industry that require the measurement of financial position and operating results in terms of historical dollars without considering fluctuations in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.
Contractual Obligations
Southwest has various contractual obligations that require future cash payment. The following table presents, as of December 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date.

		Payments due by period

	Less than	1-3	3-5	Over
(Dollars in thousands)	1 Year	Years	Years	5 Years	Total

Deposits without stated maturity:(1)
Noninterest bearing	$254,415	$—	$—	$—	$254,415
Interest bearing	438,581	—	—	—	438,581
Time deposits(2)	1,010,138	90,262	9,015	7	1,109,422
Other borrowings(2)	124,177	7,335	23,194	—	154,706
Subordinated debentures(2)	3,375	6,751	6,751	126,164	143,041
Operating leases	2,121	3,670	2,351	125	8,267

Total	$1,832,807	$108,018	$41,311	$126,296	$2,108,432

(1)	Excludes interest.

(2)	Includes interest. Interest on variable rate obligations is shown at rates in effect at December 31, 2006. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
At December 31, 2006, Southwest’s purchase obligations not reflected on the Consolidated Statements of Condition, and its other long-term liabilities (consisting primarily of benefits under deferred compensation arrangements) are not considered material.
For additional information regarding contractual obligations, please also see “Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk” on page 19, “Off-Balance Sheet Arrangements” on page 21, and “Note 6. Other Borrowed Funds” on page 44, “Note 7. Subordinated Debentures” on page 45, “Note 12. Operating Leases” on page 53, “Note 14. Financial Instruments with Off-Balance Sheet Risk” on page 54, and “Note 15. Commitments and Contingencies” on page 55, to the Consolidated Financial Statements.
Critical Accounting Policies
Southwest’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information that is subject to change. Certain policies inherently rely more on the use of estimates, assumptions, and judgments, and as such have a greater possibility of producing results that could be materially different than originally reported. Management is required to use estimates, assumptions, and judgments when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation allowance to be established, or when an asset or liability must be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when readily available.
Allowance for Loan Losses - The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued when it is probable that Southwest will not collect all principal and interest payments according to the loan’s contractual terms.
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
Southwest’s systematic methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances, and an unallocated allowance, as described in “Provision and Allowance for Loan Losses” on page 9 and in Note 1 to the Consolidated Financial Statements on page 32. The formula and specific allowances comprised 91.12% of the total allowance at December 31, 2006. At that date, a 10% decrease or increase in all categories of risk rated assets for which specific allowances had not been recorded would have resulted in a corresponding decrease or increase of approximately $789,000 in the recommended allowance, assuming no change in other elements considered in the methodology.
Stock Compensation - Effective January 1, 2006 Southwest adopted the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share Based Payment (“SFAS No. 123(R)”), using the modified prospective method of transition. Southwest estimated the fair value of share-based awards granted under the Stock Plans and recognized share based compensation expense over the vesting period.
Investment Securities — Investments in debt and equity securities are identified as held to maturity and available for sale based on management considerations of asset/liability strategy, changes in interest rates and prepayment risk, the need to increase liquidity, and other factors. Southwest periodically reviews all individual securities for which the fair values are below the book values. If it is determined that Southwest does not have the ability and intent to hold these securities for a period of time sufficient for a forecasted market price recovery up to (or beyond) the cost of the investment, or to maturity when the full cost will be recovered, then an other than temporary loss will be recognized in the consolidated statements of operations.

Derivative Instruments - Derivative instruments are accounted for under Statement of Financial Accounting Standard (“SFAS”) No. 149, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The consideration of the asset/liability position, the desired asset/liability sensitivity and interest levels are formally documented prior to entering into a hedging transaction. After entering into a derivative instrument, the Company designates a fair value hedging relationship of all derivatives as either assets or liabilities in the balance sheet and require measurement of the instrument at fair value through adjustments to either other comprehensive income, current earnings, or both, as appropriate.
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
Controls and Procedures
Disclosure Controls and Procedures
As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of December 31, 2006. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of December 31, 2006.
Internal Control Over Financial Reporting
Southwest’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s internal control over financial reporting as defined in SEC Rule 13a-15 as of December 31, 2006. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s internal control over financial reporting was effective as of December 31, 2006.
The report by Southwest’s independent registered public accounting firm, Ernst & Young LLP, on management’s assessment of internal control over financial reporting is included on page 26.
Fourth Quarter 2006 Changes in Internal Control over Financial Reporting
No change occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.

Report on Effectiveness of Internal Control over Financial Reporting
The Board of Directors and Shareholders of Southwest Bancorp, Inc.
We have audited management’s assessment, included in the accompanying report on Internal Control over Financial Reporting, that Southwest Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Southwest Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Southwest Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Southwest Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Southwest Bancorp, Inc. and our report dated March 8, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Tulsa, Oklahoma
March 8, 2007

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm
Report on Consolidated Financial Statements
The Board of Directors and Shareholders of Southwest Bancorp, Inc.
We have audited the accompanying consolidated statements of financial condition of Southwest Bancorp, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Bancorp, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, Southwest Bancorp, Inc. adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment, effective January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Southwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control––Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Tulsa, Oklahoma
March 8, 2007

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	AT DECEMBER 31,

(Dollars in thousands, except per share data)	2006	2005

Assets
Cash and due from banks	$46,618	$50,277
Federal funds sold	11,000	—

Cash and cash equivalents	$57,618	$50,277
Investment securities:
Held to maturity, fair value $1,621 (2006) and $1,530 (2005)	1,630	1,538
Available for sale, amortized cost $258,742 (2006) and $262,180 (2005)	255,904	256,751
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	12,315	9,804
Loans held for sale	188,464	383,447
Loans receivable	1,602,726	1,352,433
Less: Allowance for loan losses	(27,293)	(23,812)

Net loans receivable	1,575,433	1,328,621
Accrued interest receivable	24,269	14,382
Premises and equipment, net	21,818	20,584
Other real estate	1,873	7,130
Goodwill	1,213	194
Other intangible assets, net	3,069	1,407
Other assets	27,022	25,504

Total assets	$2,170,628	$2,099,639

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand	$254,415	$224,555
Interest-bearing demand	55,396	49,235
Money market accounts	371,912	402,709
Savings accounts	11,273	8,765
Time deposits of $100,000 or more	648,664	608,989
Other time deposits	423,951	363,567

Total deposits	1,765,611	1,657,820
Accrued interest payable	13,260	8,953
Income tax payable	1,136	288
Other liabilities	8,624	11,233
Other borrowings	138,094	204,508
Subordinated debentures	46,393	46,393

Total liabilities	1,973,118	1,929,195
Shareholders’ equity:
Common stock — $1 par value; 20,000,000 shares authorized; 14,658,042 (2006) and 14,658,042 (2005) shares issued and outstanding	14,658	14,658
Paid in capital	45,901	45,672
Retained earnings	146,197	124,882
Accumulated other comprehensive loss	(1,738)	(3,325)
Treasury stock, at cost; 417,535 (2006) and 636,125 (2005)	(7,508)	(11,443)

Total shareholders’ equity	197,510	170,444

Total liabilities & shareholders’ equity	$2,170,628	$2,099,639

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,

(Dollars in thousands, except per share data)	2006	2005	2004

Interest income:
Interest and fees on loans	$158,873	$128,011	$96,832
Investment securities:
U.S. Government and agency obligations	8,709	7,643	6,136
Mortgage-backed securities	1,051	625	659
State and political subdivisions	115	171	407
Other securities	847	772	679
Federal funds sold	165	122	10

Total interest income	169,760	137,344	104,723

Interest expense:
Interest-bearing demand	282	267	291
Money market accounts	16,020	10,727	6,118
Savings accounts	50	21	19
Time deposits of $100,000 or more	29,887	19,977	9,762
Other time deposits	16,863	9,790	5,588
Other borrowings	10,023	7,343	5,979
Subordinated debentures	3,797	4,113	4,489

Total interest expense	76,922	52,238	32,246

Net interest income	92,838	85,106	72,477

Provision for loan losses	11,565	15,785	12,868

Other income:
Service charges and fees	11,492	10,945	9,898
Other noninterest income	1,595	1,546	1,002
Gain on sales of loans	3,438	4,915	3,247
Gain (loss) on sales of investment securities	251	—	(62)

Total other income	16,776	17,406	14,085

Other expense:
Salaries and employee benefits	30,897	25,285	22,599
Occupancy	10,190	9,910	9,223
FDIC and other insurance	511	486	420
Other real estate, net	286	971	242
General and administrative	14,759	15,221	12,042

Total other expense	56,643	51,873	44,526

Income before taxes	41,406	34,854	29,168
Taxes on income	15,409	13,840	10,539

Net income	$25,997	$21,014	$18,629

Basic earnings per common share	$1.84	$1.60	$1.54
Diluted earnings per common share	1.79	1.55	1.48
Cash dividends declared per share	0.33	0.30	0.28
The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FOR THE YEARS ENDED DECEMBER 31,

(Dollars in thousands)	2006	2005	2004

Net income	$25,997	$21,014	$18,629

Other comprehensive income (loss):
Unrealized holding gain (loss) on available for sale securities	2,842	(4,128)	(1,967)
Reclassification adjustment for (gains) losses arising during the period	$(251)	$—	62

Other comprehensive income (loss), before tax	2,591	(4,128)	(1,905)
Tax (expense) benefit related to items of other comprehensive income (loss)	(1,004)	1,600	748

Other comprehensive income (loss), net of tax	1,587	(2,528)	(1,157)

Comprehensive income	$27,584	$18,486	$17,472

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated		Total
					Other		Share-
	Common Stock		Paid in	Retained	Comprehensive	Treasury	holders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

(Dollars in thousands, except per share data)

Balance, December 31, 2003	12,243,042	$12,243	$6,997	$92,657	$360	$(2,322)	$109,935

Cash dividends:
Common, $0.28 per share, and other dividends	—	—	—	(3,381)	—	—	(3,381)
Common stock issued:
Employee Stock Option Plan	—	—	380	—	—	901	1,281
Employee Stock Purchase Plan	—	—	40	—	—	25	65
Dividend Reinvestment Plan	—	—	57	—	—	36	93
Tax benefit related to exercise of stock options	—	—	519	—	—	—	519
Other comprehensive income (loss), net of tax	—	—	—	—	(1,157)	—	(1,157)
Net income	—	—	—	18,629	—	—	18,629

Balance, December 31, 2004	12,243,042	12,243	7,993	107,905	(797)	(1,360)	125,984

Cash dividends:
Common, $0.30 per share, and other dividends	—	—	—	(4,037)	—	—	(4,037)
Common stock issued:
Employee Stock Option Plan	—	—	(422)	—	—	2,157	1,735
Employee Stock Purchase Plan	—	—	36	—	—	34	70
Dividend Reinvestment Plan	—	—	49	—	—	43	92
Restricted Stock	—	—	97	—	—	99	196
Public Offering	2,415,000	2,415	37,085	—	—	—	39,500
Tax benefit related to exercise of stock options	—	—	834	—	—	—	834
Other comprehensive income (loss), net of tax	—	—	—	—	(2,528)	—	(2,528)
Treasury shares purchased	—	—	—	—	—	(12,416)	(12,416)
Net income	—	—	—	21,014	—	—	21,014

Balance, December 31, 2005	14,658,042	14,658	45,672	124,882	(3,325)	(11,443)	170,444

Cash dividends:
Common, $0.33 per share, and other dividends	—	—	—	(4,682)	—	—	(4,682)
Common stock issued:
Employee Stock Option Plan	—	—	(1,690)	—	—	3,622	1,932
Employee Stock Purchase Plan	—	—	20	—	—	55	75
Dividend Reinvestment Plan	—	—	22	—	—	80	102
Restricted Stock	—	—	37	—	—	178	215
Tax benefit related to exercise of stock options	—	—	1,018	—	—	—	1,018
Stock Compensation Expense	—	—	822	—	—	—	822
Other comprehensive income (loss), net of tax	—	—	—	—	1,587	—	1,587
Net income	—	—	—	25,997	—	—	25,997

Balance, December 31, 2006	14,658,042	$14,658	$45,901	$146,197	$(1,738)	$(7,508)	$197,510

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,

(Dollars in thousands)	2006	2005	2004

Operating activities:
Net income	$25,997	$21,014	$18,629
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for loan losses	11,565	15,785	12,868
Deferred taxes	(2,279)	(1,252)	(626)
Depreciation and amortization expense	2,940	2,610	2,607
Amortization of premiums and accretion of discounts on securities, net	43	135	164
Amortization of intangibles	493	379	327
Stock based compensation	822	—	—
Restricted stock expense	151
Tax benefit from exercise of stock options	—	834	519
(Gain) Loss on sales/calls of securities	(251)	—	62
Loss on sales of loans	(3,438)	(4,915)	(3,247)
(Gain) Loss on sales of premises/equipment	210	20	(11)
(Gain) Loss on other real estate owned, net	(220)	27	63
Proceeds from sales of residential mortgage loans	74,424	89,238	87,512
Residential mortgage loans originated for sale	(76,079)	(87,808)	(86,838)
Proceeds from sales of guaranteed student loans	779,728	778,196	537,246
Guaranteed student loans originated for sale	(581,880)	(817,477)	(672,900)
Changes in assets and liabilities:
Accrued interest receivable	(9,716)	709	(3,770)
Other assets	(614)	233	(7,167)
Income taxes payable	1,866	(1,978)	(584)
Excess tax benefit from share-based payment arrangements	(1,018)	—	—
Accrued interest payable	4,263	4,042	1,536
Other liabilities	(2,770)	2,706	2,974

Net cash (used in) provided from operating activities	224,237	2,498	(110,636)

Investing activities:
Proceeds from sales of available for sale securities	20,216	—	11,040
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	1,000	1,995	13,400
Available for sale securities	8,989	9,009	77,679
Proceeds from redemptions of Federal Home Loan Bank stock	—	4,629	—
Purchases of Federal Home Loan Bank stock and Federal Reserve Bank stock	(2,511)	(969)	(2,188)
Purchases of held to maturity securities	(1,095)	(528)	—
Purchases of available for sale securities	(10,490)	(66,439)	(117,848)
Loans originated and principal repayments, net	(243,716)	(87,456)	(189,733)
Acquisition of McMullen Bank	(182)	—	—
Purchases of premises and equipment	(2,915)	(3,424)	(2,864)
Proceeds from sales of premises and equipment	337	90	226
Proceeds from sales of other real estate owned	6,072	5,013	734

Net cash (used in) investing activities	(224,295)	(138,080)	(209,554)

Financing activities:
Net increase in deposits	75,245	157,762	295,933
Net increase (decrease) in other borrowings	(66,414)	4,443	16,215
Net proceeds from issuance of common stock	2,109	41,593	1,439
Redemption of subordinated debentures	—	(25,787)	—
Purchases of treasury stock	—	(12,416)	—
Excess tax benefit from share-based payment arrangements	1,018	—	—
Common stock dividends paid	(4,559)	(3,833)	(3,281)

Net cash provided from financing activities	7,399	161,762	310,306

Net increase (decrease) in cash and cash equivalents	7,341	26,180	(9,884)
Cash and cash equivalents,
Beginning of period	50,277	24,097	33,981

End of period	$57,618	$50,277	$24,097

SOUTHWEST BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
1. Summary of Significant Accounting and Reporting Policies
Organization and Nature of Operations - Southwest, incorporated in 1981, is a financial holding company headquartered in Stillwater, Oklahoma engaged primarily in commercial and consumer banking services in the state of Oklahoma, the Dallas, Austin, San Antonio, and Tilden,Texas and Wichita and Kansas City, Kansas areas and in student lending nationally. The accompanying consolidated financial statements include the accounts of Stillwater National, a national bank established in 1894, BCG, a business consulting company established in 2002, HSSI, a healthcare consulting company established in 2003, SNB Wichita, a federal savings bank established in 2003, and consolidated subsidiaries of Stillwater National, including SNB Real Estate Holdings, Inc. Stillwater National, BCG, HSSI, and SNB Wichita are wholly owned, direct subsidiaries of Southwest. All significant intercompany balances and transactions have been eliminated in consolidation.
Management Estimates - In preparing Southwest’s financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates shown on the consolidated statements of financial condition and revenues and expenses during the periods reported. Actual results could differ significantly from those estimates. Changes in economic conditions could affect the determination of material estimates such as the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, income taxes, and the fair value of financial instruments.
Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from depository institutions, and federal funds sold. Interest-bearing balances held at depository institutions were $6.7 million at December 31, 2006 and $2.6 million at December 31, 2005. Federal funds sold are sold for one-to-four day periods.
Investment Securities - Investments in debt and equity securities are identified as held to maturity and available for sale based on management considerations of asset/liability strategy, changes in interest rates and prepayment risk, the need to increase liquidity, and other factors. Southwest has the ability and intent to hold to maturity its investment securities classified as held to maturity. Southwest had no investments held for trading purposes for any period presented. Under certain circumstances (including the deterioration of the issuer’s creditworthiness, a change in tax law, or statutory or regulatory requirements), Southwest may change the investment security classification. The classifications Southwest utilizes determine the related accounting treatment for each category of investments. Available for sale securities are accounted for at fair value with unrealized gains or losses, net of taxes, excluded from operations and reported as accumulated other comprehensive income or loss. Held to maturity securities are accounted for at amortized cost.
All investment securities are adjusted for amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are recorded to operations over the contractual maturity or estimated life of the individual investment on the level yield method. Gain or loss on sale of investments is based upon the specific identification method. Income earned on Southwest’s investments in state and political subdivisions generally is not subject to ordinary Federal income tax.
Southwest periodically reviews all individual securities for which the fair values are below the book values. If it is determined that Southwest does not have the ability and intent to hold these securities for a period of time sufficient for a forecasted market price recovery up to (or beyond) the cost of the investment, or to maturity when the full cost will be recovered, then an other than temporary loss will be recognized in the consolidated statements of operations. Southwest had no other-than-temporary losses for 2006, 2005, or 2004.
Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock are not readily marketable, therefore these investments are carried at cost.
Loans - Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Loan origination fees and certain costs of originated loans are amortized as an adjustment to the yield over the term of the loan. Net unamortized deferred loan fees were $4.4 million and $3.1 million at December 31, 2006 and 2005, respectively. Southwest generally places loans, except for consumer loans, on nonaccrual when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. Interest accrual may also be discontinued earlier if, in management’s opinion, collection is unlikely. Generally, consumer installment loans are not placed on nonaccrual, but are charged-off when they are five months past due. Accrued interest is written off when a loan is placed on nonaccrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. In general, accrued interest income on impaired loans is written off after the loan is 90 days past due; subsequent interest income is recorded when cash receipts are received from the borrower. Southwest identifies past due loans based on contractual terms on a loan by loan basis. Southwest originates real estate mortgage loans and guaranteed student loans for portfolio investment or sale in the secondary market. During the period of origination, real estate mortgage loans are designated as held either for investment purposes or sale. Mortgage loans held for sale are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan. Guaranteed student loans have typically been sold at the time the student graduates or withdraws from school, however, an increasing number of student loans are now being sold after 90 days of the time the loan is fully disbursed. Real estate mortgage loans held for sale are carried at the lower of cost or market, which is determined on an individual loan basis. Guaranteed student loans held for sale are carried at the lower of cost or market, which is determined on an aggregate basis. Gains or losses recognized upon the sale of loans are determined on a specific identification basis and are received on a contractual basis.
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
Reserve for Unfunded Loan Commitments - The reserve for unfunded loan commitments is a liability on Southwest’s statement of financial condition. The reserve is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.
Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful life of each asset, which ranges from three to forty years. Southwest reviews the carrying value of long-lived assets used in operations when changes in events or circumstances indicate that the assets might have become impaired. This review initially includes a comparison of carrying value to the undiscounted cash flows estimated to be generated by those assets. If this review indicates that an asset is impaired, Southwest records a charge to operations to reduce the asset’s carrying value to fair value, which is based on estimated discounted cash flows. Long-lived assets that are held for disposal are valued at the lower of the carrying amount or fair value less costs to sell.
Other Real Estate Owned - Other real estate owned is initially recorded at the lesser of the carrying value or fair value less the estimated costs to sell the asset. Write-downs of carrying value required at the time of foreclosure are recorded as a charge to the allowance for loan losses. Costs related to the development of such real estate are capitalized, and costs related to holding the property are expensed. Foreclosed property is subject to periodic revaluation based upon estimates of fair value. In determining the valuation of other real estate owned, management obtains independent appraisals for significant properties. Valuation adjustments are provided, as necessary, by charges to operations. Profits and losses from sales of foreclosed property by Southwest are recognized as incurred. At December 31, 2006 and 2005, the balances of other real estate owned were $1.9 million and $7.1 million, respectively.
Intangibles - Intangibles consist of goodwill, core deposit intangibles, and loan servicing rights and are included in other assets in the consolidated statements of financial condition.
Goodwill is no longer amortized, but is reviewed for impairment at least annually. Southwest has determined that no impairment exists. At December 31, 2006 and 2005, the balance of goodwill was $1.2 million and $194,000 respectively and Southwest had recorded prior cumulative amortization of $1.4 million.
In July, 2006 Southwest purchased McMullen Bank (“McMullen”). This transaction produced a core deposit intangible of $1.7 million and goodwill of $1.0 million. Further information regarding the McMullen acquisition can be found in Note 22 to the Consolidated Financial Statements on page 61 of this report. The core deposit intangible has a weighted average life of 8.5 years. Expected amortization expense is as follows.

2007	$234,000
2008	196,000
2009	188,000
2010	185,000
2011	169,000

Loan servicing rights are capitalized based on estimated fair market value at the point of origination. The servicing rights are amortized on an individual loan by loan basis over the period of estimated net servicing income. Impairment of loan servicing rights is assessed based on the fair value of those rights. Southwest reviews the carrying value of loan servicing rights quarterly for impairment. Assets are considered impaired when the balances are not recoverable from estimated future cash flows. At December 31, 2006, the fair value of loan servicing rights was $1.6 million, which exceeded book value. The fair value of loan servicing rights is estimated by calculating the present value of net servicing revenue over the anticipated life of each loan.
At December 31, 2006 and 2005, the balances of loan servicing rights were $1.5 million and $1.4 million and Southwest had recorded cumulative amortization of $2.5 million and $2.1 million, respectively. The estimated amortization of loan servicing rights over the next five years is as follows:

2007	$351,000
2008	298,000
2009	246,000
2010	195,000
2011	145,000
Deposits - The total amount of time deposits with a minimum denomination of $100,000 was approximately $648.7 million and $609.0 million at December 31, 2006 and 2005, respectively. The total amount of overdrawn deposit accounts that were reclassified as loans at December 31, 2006 and 2005 was $1.3 million and $2.5 million, respectively. Time deposit maturities are as follows: $980.8 million in 2007, $60.7 million in 2008, $23.2 million in 2009, $6.5 million in 2010, and $1.4 million thereafter.
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
Earnings per Common Share - Basic earnings per common share is computed based upon net income divided by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed based upon net income divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. For the years ended December 31, 2006, 2005, and 2004, Southwest had 5,000, 27,500, and 2,500 antidilutive options to purchase common shares, respectively. The following is a reconciliation of the common shares used in the calculations of basic and diluted earnings per common share:

	2006	2005	2004

Weighted average common shares outstanding:
Basic earnings per share	14,166,634	13,165,642	12,060,842
Effect of dilutive securities:
Stock options	325,920	398,262	487,217

Weighted average common shares outstanding:
Diluted earnings per share	14,492,554	13,563,904	12,548,059

Share-Based Compensation – The Southwest Bancorp, Inc. 1994 Stock Option Plan and 1999 Stock Option Plan (the “Stock Plans”) provide selected key employees with the opportunity to acquire common stock. The exercise price of all options granted under the Stock Plans is the fair market value on the grant date. Depending upon terms of the stock option agreements, stock options generally become exercisable on an annual basis and expire from five to ten years after the date of grant.
Effective January 1, 2006, Southwest adopted the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method of transition. Under the provisions of SFAS No. 123(R), the estimated fair value of share-based awards granted under the Stock Plans is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS No. 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) options granted prior to the effective date of adoption that remain nonvested on the date of adoption.
Prior to January 1, 2006, Southwest accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with FASB Statement 123, Accounting for Stock-Based Compensation, as amended by FASB Statement 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant. Prior to January 1, 2006, Southwest was appropriately including the pro-forma disclosures in accordance with FASB Statement 123 and FASB Statement 148. Therefore, the results as of December 31, 2006 are not directly comparable to the same period in the prior year. See Note 11 – Employee Benefits.
Derivatives - Southwest accounts for derivatives under Statement of Financial Accounting Standard (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Upon entering into a derivative instrument, Southwest designates a fair value hedging relationship of all derivatives as either assets or liabilities in the balance sheet and require measurement of those instruments at fair value through adjustments to either other comprehensive income, current earnings, or both, as appropriate.
Southwest also utilizes interest rate lock and forward commitments in its mortgage banking operations. As of December 31, 2006, the related fair market value of these instruments are not material.
Comprehensive Income - Southwest’s comprehensive income (net income plus all other changes in shareholders’ equity from non-equity sources) consists of its net income and unrealized holding gains (losses) in its available for sale securities.
Trust - Southwest offers trust services to customers through its relationship with the Heritage Trust Company, a trust services company. Property (other than cash on deposit) held by Southwest in a fiduciary or agency capacity for its customers is not included in the consolidated statements of financial condition as it is not an asset or liability of Southwest.
Liquidity - Stillwater National and SNB Wichita are required by the FRB to maintain average reserve balances. Cash and due from banks in the consolidated statements of financial condition include restricted amounts of $910,000 and $626,000 at December 31, 2006 and 2005, respectively.
Reclassifications - Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. These reclassifications include presenting goodwill and other intangible assets as separate line items on the balance sheet.

2. Investment Securities
A summary of the amortized cost and fair values of investment securities follows:

		At December 31, 2006

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Held to Maturity:
Obligations of state and political subdivisions	1,630	—	(9)	1,621

Total	$1,630	$—	$(9)	$1,621

Available for Sale:
U.S. Government obligations	$1,001	$—	$(8)	$993
Federal Agency obligations	$225,301	$—	$(3,910)	$221,391
Obligations of state and political subdivisions	1,250	—	(26)	1,224
Mortgage-backed securities	24,594	29	(170)	24,453
Equity securities	6,596	1,248	(1)	7,843

Total	$258,742	$1,277	$(4,115)	$255,904

		At December 31, 2005

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

		(dollars in thousands)
Held to Maturity:
U.S. Government obligations	$1,008	$—	$(7)	$1,001
Obligations of state and political subdivisions	530	—	(1)	529

Total	$1,538	$—	$(8)	$1,530

Available for Sale:
U.S. Government obligations	$1,005	$—	$(23)	$982
Federal agency securities	$230,280	$—	$(5,159)	$225,121
Obligations of state and political subdivisions	2,950	7	(30)	2,927
Mortgage-backed securities	22,451	21	(286)	22,186
Equity securities	5,494	69	(28)	5,535

Total	$262,180	$97	$(5,526)	$256,751

Gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005 are as follows:

	Continuous Unrealized Losses Existing for:
		Amortized cost of			Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses

At December 31, 2006:

Held to Maturity:
Obligations of state and political subdivisions	3	$1,630	(7)	(3)	$1,621

Total	3	$1,630	$(7)	$(3)	$1,621

Available for Sale:
U.S. Government obligations	1	$1,001	$—	$(8)	$993
Federal agency securities	87	$225,511		$(4,120)	$221,391
Obligations of state and political subdivisions	1	$1,250	$—	$(26)	$1,224
Mortgage-backed securities	41	$20,126	$(38)	$(132)	$19,956
Equity securities	4	$252	$(1)		$251

Total	134	$248,140	$(39)	$(4,286)	$243,815

At December 31, 2005:

Held to Maturity:
U.S. Government and agency obligations	1	$1,008	$—	$(7)	$1,001
Obligations of state and political subdivisions	1	530	(1)	—	529

Total	2	$1,538	$(1)	$(7)	$1,530

Available for Sale:
U.S. Government and agency obligations	1	$1,005	$—	$(23)	$982
Federal agency securities	91	$230,281	$(1,555)	$(3,606)	$225,120
Obligations of state and political subdivisions	1	1,250	(30)	—	1,220
Mortgage-backed securities	35	18,813	(82)	(204)	18,527
Equity securities	2	1,000	(28)	—	972

Total	130	$252,349	$(1,695)	$(3,833)	$246,821

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
As required by law, investment securities are pledged to secure public and trust deposits, as well as the Sweep Agreement product and borrowings from the FHLB. Securities with an amortized cost of $224.4 million and $227.5 million were pledged to meet such requirements of $83.3 million and $90.1 million at December 31, 2006 and 2005, respectively. Any amount overpledged can be released at any time.

A comparison of the amortized cost and approximate fair value of Southwest’s debt securities by maturity date at December 31, 2006 follows in the next table.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
	(dollars in thousands)

One year or less	$36,366	$36,101	$1,630	$1,621
More than one year through five years	220,373	217,793	—	—
More than five years through ten years	—	—	—	—
More than ten years	2,003	2,010	—	—

Total	$258,742	$255,904	$1,630	$1,621

The foregoing analysis assumes that Southwest’s mortgage-backed securities mature during the period in which they are estimated to prepay. No other prepayment or repricing assumptions have been applied to Southwest’s debt securities for this analysis.
Gross realized gains on sales of investment securities were $582,000 during 2006, $0 during 2005, and $0 during 2004. Gross realized losses on sales of investment securities were $(331,000) during 2006, $0 during 2005, and $(62,000) during 2004. The gross proceeds from such sales of investment securities totaled approximately $19.4 million, zero, and $11.0 million during 2006, 2005, and 2004, respectively. A portion of the loss on sales of investment securities during 2004 occurred when securities classified as “held to maturity” and “available for sale”, originally purchased at a discount, were called prior to their stated maturity dates.
3. Loans
Major classifications of loans are as follows:

	At December 31,
(Dollars in thousands)	2006	2005

Real estate mortgage:
Commercial	$609,271	$563,074
One-to-four family residential	91,441	93,478
Real estate construction	453,750	299,344
Commercial	424,189	374,101
Installment and consumer:
Guaranteed student loans	181,458	377,110
Other	31,081	28,773

	1,791,190	1,735,880
Allowance for loan losses	(27,293)	(23,812)

Total loans, net	$1,763,897	$1,712,068

Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas which subjects the loan portfolio to the general economic conditions within these areas. At December 31, 2006 and 2005, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets, or are guaranteed by agencies of the United States Government or, in the case of private student loans, insured by a private insurer.
Loans to individuals and businesses in the healthcare industry totaled $518.8 million, or 29% of total loans at December 31, 2006. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry of more than 5% of total loans other than referred to in the table above. In the event of total nonperformance by the borrowers or guarantors, Southwest’s accounting loss would be limited to the recorded investment in the loans reduced by proceeds received from disposition of the related collateral.

Southwest had loans which were held for sale of $188.5 million and $383.4 million at December 31, 2006 and 2005, respectively. These loans are carried at the lower of cost or market. Guaranteed student loans are generally sold to a single servicer. A substantial portion of the one-to-four family residential loans and loan servicing rights are sold to five investors.
The principal balance of loans for which accrual of interest has been discontinued totaled approximately $26.7 million and $22.1 million at December 31, 2006 and 2005, respectively. If interest on those loans had been accrued, the interest income as reported in the accompanying consolidated statements of operations would have increased by approximately $1.5 million, $889,000, and $810,000, for 2006, 2005, and 2004, respectively.
The principal balance of loans past due ninety days or more for which Southwest was still accruing interest totaled $2.6 million and $1.5 million at December 31, 2006 and 2005, respectively.
The unpaid principal balance of real estate mortgage loans serviced for others totaled $135.9 million and $133.5 million at December 31, 2006 and 2005, respectively. Southwest maintained escrow accounts totaling $619,000 and $731,000 for real estate mortgage loans serviced for others at December 31, 2006 and 2005, respectively.
The following table sets forth the remaining maturities for certain loan categories at December 31, 2006. Student loans that do not have stated maturities are treated as due in one year or less. Real estate construction includes certain loans which will convert to permanent financing at the point when construction is completed; these loans are reported according to their final maturity.
LOAN PORTFOLIO MATURITY

	One year	One to	Over
(Dollars in thousands)	or less	five years	five years	Total

Real estate mortgage:
Commercial	$148,845	$288,547	$171,879	$609,271
One-to-four family residential	16,025	37,546	37,870	91,441
Real estate construction	146,377	265,238	42,134	453,749
Commercial	172,073	182,630	69,487	424,190
Installment and consumer:
Guaranteed student loans	181,458	—	—	181,458
Other	15,347	14,827	907	31,081

Total	$680,125	$788,788	$322,277	$1,791,190

The following table sets forth at December 31, 2006 the dollar amount of all loans due more than one year after December 31, 2006.

(Dollars in thousands)	Fixed	Variable	Total

Real estate mortgage:
Commercial	$82,703	$377,723	$460,426
One-to-four family residential	30,471	44,945	75,416
Real estate construction	28,029	279,343	307,372
Commercial	66,526	185,591	252,117
Installment and consumer	5,190	10,544	15,734

Total	$212,919	$898,146	$1,111,065

The allowance for loan losses is summarized as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Beginning balance	$23,812	$18,991	$15,009
Provision for loan losses	11,565	15,785	12,868
Loans charged off	(8,925)	(12,020)	(10,034)
Recoveries	841	1,056	1,148

Total	$27,293	$23,812	$18,991

As of December 31, 2006 and 2005, impaired loans totaled $26.7 million and $22.1 million and had a related allowance for loan loss of $7.7 million and $4.4 million, respectively. The average balance of impaired loans totaled $16.0 million, $12.9 million, and $9.0 million for the years ended December 31, 2006, 2005, and 2004, respectively. Interest income recognized on impaired loans totaled $89,000, $195,000, and $58,000, respectively, for the years ended December 31, 2006, 2005, and 2004.
Directors and officers of Southwest, Stillwater National, and SNB Wichita were customers of, and had transactions with, Southwest in the ordinary course of business, and similar transactions are expected in the future. All loans included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of loss or present other unfavorable features. Certain directors, and companies in which they have ownership interests, had indebtedness to Southwest totaling $600,000, $1.6 million, and $1.4 million, at December 31, 2006, 2005 and 2004, respectively. During 2006, $255,000 of new loans and advances on existing loans were made to these persons and repayments totaled $1.4 million. Other changes of $145,000 were due to the change in the status of related parties.
4. Derivative Instruments and Hedging Activities
All derivate instruments are carried at fair value. Assets are recorded for any unrealized gains and liabilities are recorded for any unrealized losses on such instruments. Southwest uses derivative instruments to minimize the effects of interest rate volatility on net interest income and employs fair value hedging strategies to accomplish this goal. Southwest closely matches derivative instruments with on-balance sheet risks. Southwest utilizes interest rate swap derivatives as one method to manage a portion of its interest rate risk from recorded financial assets and liabilities. These derivatives are utilized when they can be demonstrated to effectively hedge a designated asset or liability and such asset or liability exposes Southwest to interest rate risk.
Southwest accounts for derivatives under Statement of Financial Accounting Standard (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Upon entering into a derivative instrument, Southwest designates a fair value hedging relationship of all derivatives as either assets or liabilities in the balance sheet and require measurement of those instruments at fair value through adjustments to either other comprehensive income, current earnings, or both, as appropriate.
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

Southwest used interest rate swaps in order to offset changes in fair value of fixed rate deposits that occur during periods of interest rate volatility. Southwest enters into interest rate swap agreements with the objective of converting the fixed interest rate on retail brokered CDs to a variable interest rate. The swap agreements require Southwest to pay a variable rate of interest based on a spread to the one-month London Interbank Offered Rate (“LIBOR”) and to receive a fixed rate of interest equal to that of the retail brokered CD (hedged item). Under the swap agreements, Southwest is to pay variable interest payments on a monthly basis; fixed interest payments are to be received on the maturity date of the swap agreement, except for two agreements that pay semi-annually. Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recorded as an adjustment of interest expense of the hedged item. The net cash flows related to fair value hedges increased interest expense on certificates of deposit by $27,000 for the twelve months ended December 31, 2006. All of the interest rate swaps outstanding at December 31, 2006 will expire during 2007.
Fair value hedges are accounted for at fair value. The swaps qualify for the “shortcut method” under SFAS No. 133. Based on this shortcut method, no ineffectiveness is assumed. As a result, changes in the fair value of the swaps directly offset changes in the fair value of the underlying hedged item (i.e., retail brokered CDs). All changes in fair value are measured on a quarterly basis.
The following table provides information on Southwest’s derivative portfolio as of December 31, 2006. Gross unrealized losses on derivatives are included in other liabilities. There were no derivative instruments in place at December 31, 2005.

		December 31, 2006
	Notional	Gross Unrealized		Estimated
(Dollars in thousands)	Amount	Gains	Losses	Fair Value

Fair-value hedges
Interest-rate swaps
Receive fixed, pay floating	$239,261	$—	$(166)	$(166)

	$239,261	$—	$(166)	$(166)

Weighted average floating pay rate	5.17%
Weighted average fixed receive rate	5.13%
Weighted average maturity in months	5
Southwest is exposed to credit risk on derivative instruments if the counterparty should fail to perform under the terms of the contract. Southwest manages credit risk through the use of comprehensive credit approval processes, the selection of only creditworthy counterparties, and effective collateral administration. The amount of credit exposures is limited to the net interest receivable and the fair market value of the derivative contracts in gain positions reduced by the value of any collateral pledged by the counterparty. As of December 31, 2006, the net credit exposure associated with derivative instruments totaled $6.9 million. The maximum net exposure to any one counterparty is $4.0 million. The notional amount of the swap position at December 31, 2006 is with two counterparties.

5. Premises and Equipment
These consist of the following:

	At December 31,
(Dollars in thousands)	2006	2005

Land	$4,937	$4,530
Buildings and improvements	12,525	11,205
Furniture, fixtures, and equipment	27,453	24,908
Construction/Remodeling in progress	642	2,108

	45,557	42,751
Accumulated depreciation and amortization	(23,739)	(22,167)

Premises and equipment, net	$21,818	$20,584

6. Other Borrowed Funds
During 2006, the only category of other borrowings whose average exceeded 30% of ending shareholders’ equity was funds borrowed from the FHLB.

		At December 31,
(Dollars in thousands)	2006	2005	2004

Amounts outstanding at end of period:
Treasury, tax and loan note option	$1,197	$2,216	$2,359
Federal funds purchased and securities sold under repurchase agreements	50,398	65,342	60,006
Borrowed from the Federal Home Loan Bank	86,500	136,850	137,700
Other	—	100	—

Weighted average rate outstanding at end of period:
Treasury, tax and loan note option	5.04%	3.95%	1.87%
Federal funds purchased and securities sold under repurchase agreements	4.20	2.88	1.59
Borrowed from the Federal Home Loan Bank	4.89	4.33	3.54
Other	—	5.25	—

Maximum amounts of borrowings outstanding at any month-end:
Treasury, tax and loan note option	$2,362	$2,216	$2,500
Federal funds purchased and securities sold under repurchase agreements	150,954	130,342	111,359
Borrowed from the Federal Home Loan Bank	185,040	146,500	189,788
Other	—	100	—

Approximate average short-term borrowings outstanding for the year:
Treasury, tax and loan note option	$617	$672	$758
Federal funds purchased and securities sold under repurchase agreements	95,090	78,641	85,680
Borrowed from the Federal Home Loan Bank	118,970	129,763	165,693
Other	—	1	—

Approximate weighted average rate for the year:
Treasury, tax and loan note option	4.73%	3.00%	1.12%
Federal funds purchased and securities sold under repurchase agreements	4.55	2.86	1.22
Borrowed from the Federal Home Loan Bank	4.76	3.91	2.97
Other	—	5.25	—
Southwest has entered into an agreement with the FHLB to obtain advances from the FHLB from time to time. The terms of the agreement are set forth in the Advance, Pledge and Security Agreement (the “Agreement”). The FHLB requires that Southwest pledge collateral on such advances. Under the terms of the Agreement, the discounted value of the collateral, as defined by the FHLB, should at all times be at least equal to the amount borrowed by Southwest. Such advances outstanding are subject to a blanket collateral arrangement, which requires the pledging of eligible collateral to secure such advances. Such collateral principally includes certain loans and securities. At December 31, 2006 and 2005, loans pledged under the Agreement were $576.2 million and $465.1 million and investment securities pledged (at carrying value) were $93.2 million and $101.7 million, respectively.
Southwest has available various forms of other borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, and borrowings from the FRB, Sallie Mae, Frost Bank (“Frost”) and the FHLB. Southwest has a $12.5 million line of credit from Frost, none of which was outstanding at December 31, 2006. Southwest also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $1.2 million at December 31, 2006. Southwest has approved federal funds purchase lines totaling $416.5 million with ten financial entities; the outstanding balance on these lines totaled $10.9 million at December 31, 2006. In addition, Southwest has available a $200.0 million line of credit from Sallie Mae and a $384.5 million line of credit from the FHLB. Borrowings under the Sallie Mae line would be secured by student loans. Borrowings under the FHLB line are secured by all unpledged securities and other loans. The Sallie Mae line expires April 20, 2007; no amount was outstanding on this line at December 31, 2006. The FHLB line of credit had an outstanding balance of $86.5 million at December 31, 2006 and maturities as follows: $60.0 million in 2007, $0 in 2008, $5 million in 2009, $0 in 2010, $21.5 million in 2011, and $0 after 2011. Southwest also has available unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Morgan Stanley & Co., Inc., Citigroup Global Markets, Inc., Wachovia Securities LLC, UBS Financial Services, Inc., RBC Dain Rauscher, and CountryWide Securities that total $1.5 billion. In conjunction with these lines of credit, $364.8 million in retail certificates of deposit were included in total deposits at December 31, 2006.
Southwest sells securities under agreements to repurchase with Southwest retaining custody of the collateral. Collateral consists of direct obligations of U.S. Government and Federal Agency issues, which are designated as pledged with Southwest’s safekeeping agent. The type of collateral required, the retention of the collateral, and the security sold minimize Southwest’s risk of exposure to loss. These transactions are for one-to-four day periods. At December 31, 2006, no repurchase agreement exceeded more than 10% of equity capital.
7. Subordinated Debentures
On June 4, 1997, SBI Capital Trust, a newly-formed subsidiary of Southwest, issued its 9.30% Cumulative Trust Preferred Securities (the “SBI Capital Trust Preferred”) in an underwritten public offering. Proceeds of the SBI Capital Trust Preferred totaling $25,786,500 were invested in the 9.30% Subordinated Debentures (the “SBI Capital Subordinated Debentures”) of Southwest. The SBI Capital Trust Preferred and the SBI Capital Subordinated Debentures were redeemed in June 2005. At that time, $970,000 in unamortized issuance costs related to the SBI Capital Trust Preferred were written off to general and administrative expense.
On June 26, 2003, OKSB Statutory Trust I, a newly-formed subsidiary of Southwest, issued its Floating Rate Capital Securities (the “OKSB Trust Preferred”) in a private placement. Proceeds of the OKSB Trust Preferred totaling $20,619,000 were invested in the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “OKSB Subordinated Debentures”) of Southwest. After deducting underwriter’s compensation and other expenses of the offering, the net proceeds were available to Southwest to increase capital and for general corporate purposes. Interest payments on the OKSB Subordinated Debentures are deductible for federal income tax purposes.
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
On October 14, 2003, SBI Capital Trust II, a newly-formed subsidiary of Southwest, issued its Floating Rate Trust Preferred Securities (the “SBI II Trust Preferred”) in a private placement. Proceeds of the SBI II Trust Preferred totaling $25,774,000 were invested in the Floating Rate Junior Subordinated Deferrable Interest

Debentures (the “SBI II Subordinated Debentures”) of Southwest. The proceeds were available to Southwest to increase capital and for general corporate purposes. Interest payments on the SBI II Subordinated Debentures are deductible for federal income tax purposes.
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
Proceeds from the SBI II trust preferred issuance were used to retire the $25.0 million in SBI Capital Trust Preferred securities issued in 1997, which became subject to redemption by Southwest in the third quarter of 2002.
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
SBI Capital Trust was a Delaware business trust created for the purpose of issuing the SBI Trust Preferred and purchasing the SBI Subordinated Debentures, which were its sole assets. This entity is now inactive.
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
Each of the Trust Preferred issuances meets the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Trust Preferred and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital. At December 31, 2006, $45.0 million of the Trust Preferred was included in Tier I capital.
In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The objective of this interpretation was to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. FIN 46 has required Southwest to de-consolidate its investments in OKSB Statutory Trust I and SBI Capital Trust II (the “Trusts”) in this Annual Report and all future reports. Due to this required de-consolidation, the Trust Preferred Securities are not presented on the Consolidated Statements of Financial Condition and the Subordinated Debentures are presented on the Consolidated Statements of Financial Condition as a separate liability category.

8. Income Taxes
The components of taxes on income follow:

	For the Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Current tax expense:
Federal	$15,948	$13,657	$9,921
State	1,740	1,435	1,244
Deferred tax expense (benefit):
Federal	(1,896)	(1,127)	(532)
State	(383)	(125)	(94)

Taxes on income	$15,409	$13,840	$10,539

The amounts of taxes on income in the consolidated statements of operations in this report are different from the expected outcomes using U.S. Federal income tax rates for the following reasons:

	For the Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Computed tax expense at statutory rates	$14,492	$12,199	$10,209
Increase (decrease) in income taxes resulting from:
Low income housing credit	(500)	(500)	(125)
Benefit of income not subject to U.S. Federal income tax	(86)	(111)	(462)
Expenses not deductible for U.S. Federal income tax	417	172	170
State income taxes, net of Federal income tax benefit	626	852	747
Other business credits	(172)	—	—
Expiration of capital loss carryforward	34	—	—
Other	598	1,228	—

Taxes on income	$15,409	$13,840	$10,539

Deferred tax expense (benefit) relating to temporary differences includes the following components:

	For the Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Provision for loan losses	$(1,368)	$(2,241)	$(1,593)
Accumulated depreciation	(157)	(267)	828
Prepaid maintenance	(58)	39	39
Nonaccrual loan interest	(823)	—	—
Deferred compensation accrual	(12)	(9)	65
Mark-to-market adjustments	36	540	66
FHLB stock dividends	205	580	(156)
Write-downs on other real estate	(68)	(171)	—
Other	(34)	277	125

Total	$(2,279)	$(1,252)	$(626)

Net deferred tax assets of $10.6 million and $9.3 million at December 31, 2006 and 2005, respectively, are reflected in the accompanying Consolidated Statements of Financial Condition in other assets. There were no valuation allowances at December 31, 2006 or 2005.
Temporary differences that give rise to the deferred tax assets (liabilities) include the following:

	At December 31,
(Dollars in thousands)	2006	2005

Provision for loan losses	$11,367	$9,999
Accumulated depreciation	(2,415)	(2,572)
Prepaid maintenance	(259)	(317)
Nonaccrual loan interest	823	—
Deferred compensation accrual	180	168
Mark-to-market adjustments	174	210
FHLB stock dividends	(596)	(391)
Write-downs on other real estate	239	171
Other	(58)	(92)

	9,455	7,176

Deferred taxes (payable) receivable on investment securities available for sale	1,101	2,104

Net deferred tax asset	$10,556	$9,280

9. Shareholders’ Equity
In April 2004, Southwest’s Board of Directors (the “Board”) authorized the repurchase of up to 5%, or 500,000 shares, of its outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under Southwest’s dividend reinvestment, stock option, and employee benefit plans and for other corporate purposes. In January 2006, the Board authorized a two year program to repurchase up to another 5%, or approximately 700,000 shares. The additional repurchases were also to be made in connection with shares expected to be issued under Southwest’s dividend reinvestment, stock option, and employee benefit plans, and for other corporate purposes. The share repurchases are expected to be made primarily on the open market from time to time until April 1, 2008, or earlier termination of the repurchase program by the Board. Repurchases under the program will be made at the discretion of management based upon market, business, legal, and other factors.
On April 22, 1999, Southwest adopted a Rights Plan designed to protect its shareholders against acquisitions that the Board believes are unfair or otherwise not in the best interests of Southwest and its shareholders. Under the Rights Plan, each holder of record of Southwest’s common stock, as of the close of business on April 22, 1999, received one right per common share. The rights generally become exercisable if an acquiring party accumulates, or announces an offer to acquire, 10% or more of Southwest’s voting stock. The rights will expire on April 22, 2009. Each right will entitle the holder (other than the acquiring party) to buy, at the right’s then current exercise price, Southwest’s common stock or equivalent securities having a value of twice the right’s exercise price. The exercise price of each right was initially set at $36.67. In addition, upon the occurrence of certain events, holders of the rights would be entitled to purchase, at the then current exercise price, common stock or equivalent securities of an acquiring entity worth twice the exercise price. Under the Rights Plan, Southwest also may exchange each right, other than rights owned by an acquiring party, for a share of its common stock or equivalent securities.
Southwest has reserved for issuance 600,000 shares of common stock pursuant to the terms of the Dividend Reinvestment and Employee Stock Purchase Plans. The Dividend Reinvestment Plan allows shareholders of record a convenient and economical method of increasing their equity ownership of Southwest. The Employee Stock Purchase Plan allows Southwest’s employees to acquire additional common shares through payroll deductions. Since July 1999, shares issued out of these plans have come from treasury shares. At December 31, 2006, 80,486 new shares had been issued and 79,428 treasury shares had been issued under these plans.

Southwest has reserved 1,760,000 shares of common stock pursuant to the terms of the 1999 Stock Option Plan. The 1999 Stock Option Plan provides selected key employees with the opportunity to acquire common stock. At December 31, 2006, 90,000 new shares and 1,284,274 treasury shares had been reissued by this plan. See “Share-Based Compensation” in Note 1 to the Consolidated Financial Statements beginning on page 35 for additional information on Southwest’s stock option plans.
10. Capital Requirements
Southwest, Stillwater National and SNB Wichita are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Southwest’s, Stillwater National’s, and SNB Wichita’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Southwest, Stillwater National, and SNB Wichita must meet specific capital guidelines that involve quantitative measures of Southwest’s, Stillwater National’s, and SNB Wichita’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Southwest’s, Stillwater National’s, and SNB Wichita’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require Southwest, Stillwater National, and SNB Wichita to maintain minimum amounts and of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that Southwest, Stillwater National, and SNB Wichita met all capital adequacy requirements to which they are subject.
As of December 31, 2006 and 2005, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized Stillwater National as well-capitalized under the regulatory framework for prompt corrective action. As of December 31, 2006 and 2005, the most recent notification from the Office of Thrift Supervision (“OTS”) categorized SNB Wichita as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, Stillwater National and SNB Wichita must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since these notifications that management believes have changed Stillwater National’s or SNB Wichita’s categories.

Southwest’s, Stillwater National’s, and SNB Wichita’s actual capital amounts and ratios are presented below.

			To Be Well Capitalized
			Under Prompt Corrective		For Capital
	Actual		Action Provisions		Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006:
Total Capital (to risk-weighted assets)
Southwest	$266,097	13.50%	N/A	N/A	$157,450	8.00%
Stillwater National	232,311	12.11	$191,867	10.00%	153,494	8.00
SNB Wichita	6,096	15.65	3,895	10.00	3,116	8.00
Tier I Capital (to risk-weighted assets)
Southwest	241,399	12.25	N/A	N/A	78,725	4.00
Stillwater National	207,756	10.84	115,120	6.00	76,747	4.00
SNB Wichita	5,625	14.44	2,337	6.00	1,558	4.00
Tier I Leverage (to average assets)
Southwest	241,399	10.91	N/A	N/A	88,526	4.00
Stillwater National	207,756	9.74	106,659	5.00	85,327	4.00
SNB Wichita	5,625	10.43	2,696	5.00	2,157	4.00

As of December 31, 2005:
Total Capital (to risk-weighted assets)
Southwest	$239,759	14.21%	N/A	N/A	$135,002	8.00%
Stillwater National	202,444	12.26	$165,087	10.00%	132,069	8.00
SNB Wichita	5,741	17.84	3,218	10.00	2,575	8.00
Tier I Capital (to risk-weighted assets)
Southwest	218,587	12.95	N/A	N/A	67,501	4.00
Stillwater National	181,729	11.01	99,052	6.00	66,035	4.00
SNB Wichita	5,349	16.62	1,931	6.00	1,287	4.00
Tier I Leverage (to average assets)
Southwest	218,587	10.24	N/A	N/A	85,393	4.00
Stillwater National	181,729	8.83	102,877	5.00	82,302	4.00
SNB Wichita	5,349	11.43	2,339	5.00	1,871	4.00
The approval of the OCC is required if the total of all dividends declared by Stillwater National in any calendar year exceeds the total of its net profits of that year combined with its retained net profits of the preceding two years. In addition, Stillwater National may not pay a dividend if, after paying the dividend, Stillwater National would be under capitalized. Stillwater National’s maximum amount of dividends available for payment totaled approximately $40.4 million at December 31, 2006. Dividends declared by Stillwater National for the years ended December 31, 2006, 2005, and 2004 did not exceed the threshold requiring regulatory approval.
The same dividend restrictions apply to SNB Wichita with approval required from the OTS. SNB Wichita had zero dividends available for payment at December 31, 2006, 2005, and 2004.
11. Employee Benefits
Southwest sponsors a noncontributory, defined contribution profit sharing plan intended to provide retirement benefits for employees of Southwest. The plan covers all employees who have completed one year of service and have attained the age of 21. The plan is subject to the Employee Retirement Income Security Act of 1974, as amended. Southwest’s contributions are made at the discretion of the Board of Directors; however, the annual contribution may not exceed 15% of the total annual compensation of all participants. In addition, Southwest made contributions of $2.2 million, $1.9 million, and $1.8 million, in 2006, 2005, and 2004, respectively.

Stock Options - Southwest recorded $822,000 of total share-based compensation expense for the twelve month period ended December 31, 2006, as required by the provisions of SFAS No. 123(R). The company’s net income before taxes and net income for the year ended December 31, 2006, are approximately $822,000 and $502,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the year ending December 31, 2006 are $.04 and $.03, lower, respectively, than if the company had continued to account share-based compensation under Opinion 25.
The share-based compensation is calculated using the accrual method, which treats each vesting tranche as a separate award and amortizes expense evenly from grant date to vest date for each tranche. The deferred tax asset that was recorded related to this compensation expense was approximately $246,000.
As required by SFAS No. 123(R), Southwest has presented pro forma disclosures of its net income and net income per share for the two prior periods, assuming the estimated fair value of the options granted prior to January 1, 2006, was amortized to expense over the option-vesting period as illustrated below.

(Dollars in thousands, except per share data)	2005	2004

Net income, as reported	$21,014	$18,629
Less: Proforma compensation expense related to options net of tax effects	386	288

Net income, proforma	$20,628	$18,341

Earnings per common share
Basic, as presented	$1.60	$1.54
Basic, proforma	$1.57	$1.52
Diluted, as presented	$1.55	$1.48
Diluted, proforma	$1.52	$1.46
Weighted average fair value at grant date	$3.04	$2.62
For purposes of the disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS No. 123(R), Southwest has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table. In the first quarter 2006, Southwest changed its assumption of the expected life of stock options grants from 5 years to 2.5 years based on a study of options granted in the years 2000 and 2001, all of which expired at the end of 5 years for which the average life was 2.5 years. Southwest will continue to monitor the actual expected term of stock options and will adjust the expected term used in the valuation process when the difference is determined to be significant.

	2006	2005	2004

Expected dividend yield	1.43%	1.90%	1.97%
Expected volatility	26.83%	28.09%	25.21%
Risk-free interest rate	4.81%	4.94%	4.74%
Expected option term (in years)	2.50	7.93	7.82
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

A summary of option activity under the Stock Plans as of December 31, 2006, and changes during the 36 month period then ended, is presented below.

			Weighted
		Weighted	Average Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (dollars
	Options	Price	Life (Years)	in thousands)

Outstanding at December 31, 2003	1,034,483	8.43

Granted	123,402	17.09
Exercised	(140,726)	7.86
Canceled/expired	(27,447)	9.44

Outstanding at December 31, 2004	989,712	9.56

Granted	148,236	20.22
Exercised	(174,262)	9.96
Canceled/expired	(41,813)	11.66

Outstanding at December 31, 2005	921,873	$11.21

Granted	147,372	23.26
Exercised	(201,236)	9.60
Canceled/expired	(7,999)	16.91

Outstanding at December 31, 2006	860,010	$13.50	2.86	$11,609

Total exercisable at December 31, 2004	623,333	$9.44
Total exercisable at December 31, 2005	636,124	$10.50
Total exercisable at December 31, 2006	621,710	$12.60	2.56	$7,834
The weighted average grant date fair value of options granted during the twelve month period ended December 31, 2006, was $5.53. The total intrinsic value of options exercised during the twelve month period ended December 31, 2006, was $2.8 million; the amount of cash received from those exercises was $2.0 million. All shares issued upon exercise of options during the twelve month period ended December 31, 2006, were issued out of treasury shares. The fair value of options that became vested during the year was $794,000.
A summary of the status of Southwest’s nonvested shares as of December 31, 2006, and changes during the twelve month period then ended is presented below.

	Shares	Weighted
	Issuable	Average
	Upon Exercise	Grant Date
	of Options	Fair Value

Nonvested Balance at December 31, 2005	285,749	$3.67

Granted	147,372	5.53
Vested	(186,822)	4.25
Forfeited	(7,999)	4.70

Nonvested Balance at December 31, 2006	238,300	$4.34

As of December 31, 2006, there was approximately $382,000 of total unrecognized compensation expense related to stock option arrangements granted under the Stock Plans. This expense is expected to be recognized over a weighted average period of three years.
Restricted Stock - In March 2005 and January 2006, nonemployee directors were awarded 9,900 shares in restricted common shares (19,800 total shares) at grant date fair values of $19.75 and $21.725, respectively.

During 2006, $92,000 in compensation expense, net of tax, was recorded related to all restricted shares outstanding and is included in compensation expense amounts for 2006; $33,000 in compensation expense, net of tax, was recorded in 2005.
The restricted stock grants vest one-third on the first, second, and third annual anniversaries of the date of grant provided the director remains a director of Southwest or a subsidiary on those dates. The restrictions on the 19,800 outside directors’ shares expire three years after the award date. Southwest will continue to recognize compensation expense over the restricted periods.
12. Operating Leases
Southwest leases certain equipment and facilities for its operations. Future minimum annual rental payments required under operating leases, net of sublease agreements, that have initial or remaining lease terms in excess of one year as of December 31, 2006 follow:

2007	$2,121,000
2008	1,925,000
2009	1,745,000
2010	1,348,000
2011	1,003,000
Thereafter	125,000
The total rental expense was $1.9 million, $1.7 million, and $1.4 million, in 2006, 2005, and 2004, respectively.
13. Fair Value Disclosures of Financial Instruments
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
     Investment securities - The fair value of U.S. Government and federal agency obligations, other securities, and mortgage-backed securities is estimated based on quoted market prices or dealer quotes. The fair value for other investments such as obligations of state and political subdivisions is estimated based on quoted market prices.
     Loans - Fair values are estimated for certain homogeneous categories of loans adjusted for differences in loan characteristics. Southwest’s loans have been aggregated by categories consisting of commercial, real estate, student, and other consumer. The fair value of loans is estimated by discounting the cash flows using credit and interest rate risks inherent in the loan category and interest rates currently offered for loans with similar terms and credit risks.
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
The carrying values and estimated fair values of Southwest’s financial instruments follow:

	At December 31, 2006		At December 31, 2005
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values

Cash and cash equivalents	$46,618	$46,618	$50,277	$50,277
Investment securities:
Held to maturity	1,630	1,621	1,538	1,530
Available for sale	255,904	255,904	256,751	256,751
FRB and FHLB stock	12,315	12,315	9,804	9,804
Total loans	1,763,897	1,769,464	1,712,068	1,713,849
Accrued interest receivable	24,269	24,269	14,382	14,382
Derivative instruments	166	166	—	—
Deposits	1,765,611	1,711,210	1,657,820	1,654,440
Accrued interest payable	13,260	13,260	8,953	8,953
Other liabilities	8,624	8,624	11,233	11,233
Other borrowings	138,094	138,094	204,508	204,508
Subordinated debentures	46,393	46,393	46,393	46,393
Commitments	—	—	—	—
14. Financial Instruments with Off-Balance Sheet Risk
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
The following table provides a summary of Southwest’s off-balance sheet financial instruments:

	At December 31,
(Dollars in thousands	2006	2005

Commitments to extend commercial and real estate mortgage credit	$572,182	$451,095
Standby and commercial letters of credit	12,215	16,344

Total	$584,397	$467,439

A loan commitment is a binding contract to lend up to a maximum amount for a specified period of time provided there is no violation of any financial, economic, or other terms of the contract. A standby letter of credit obligates Southwest to honor a financial commitment to a third party should Southwest’s customer fail to perform. Many loan commitments and most standby letters of credit expire unfunded, and, therefore, total commitments do not represent future funding obligations of Southwest. Loan commitments and letters of credit are made under normal credit terms, including interest rates and collateral prevailing at the time, and usually require the payment of a fee by the customer. Commercial letters of credit are commitments generally issued to finance the movement of goods between buyers and sellers. Southwest’s exposure to credit loss, assuming commitments are funded, in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. Southwest does not anticipate any material losses as a result of the commitments.
15. Commitments and Contingencies
In the normal course of business, Southwest is at all times subject to various pending and threatened legal actions. The relief or damages sought in some of these actions may be substantial. After reviewing pending and threatened actions with counsel, management considers that the outcome of such actions will not have a material adverse effect on Southwest’s financial position; however, Southwest is not able to predict whether the outcome of such actions may or may not have a material adverse effect on results of operations in a particular future period as the timing and amount of any resolution of such actions and relationship to the future results of operations are not known.
At periodic intervals, the FRB, the OCC, and the OTS routinely examine Southwest’s, Stillwater National’s, and SNB Wichita’s financial statements as part of their legally prescribed oversight of the banking industry. Based on these examinations, the regulators can direct that Southwest’s, Stillwater National’s, and SNB Wichita’s financial statements be adjusted in accordance with their findings.
Southwest has adopted a Severance Compensation Plan (the “Plan”) for the benefit of certain officers and key members of management. The Plan’s purpose is to protect and retain certain qualified employees in the event of a change in control (as defined) and to reward those qualified employees for loyal service to Southwest by providing severance compensation to them upon their involuntary termination of employment after a change in control of Southwest. At December 31, 2006, Southwest has not recorded any amounts in the consolidated financial statements relating to the Plan. If a change of control were to occur, the maximum amount payable to certain officers and key members of management would approximate $3.5 million.
Cash Source, Inc. (“CSI”), a subsidiary of Stillwater National Bank and Trust Company (“Stillwater National”), owns ATMs in third party locations, such as convenience stores. Stillwater National provides the cash for those ATMs. The assets and operations of CSI are not material to Stillwater National or Southwest. In December 2006, an armored transportation company failed to deliver to Stillwater National approximately $1.3 million in cash then due to it from certain CSI ATMs. Since that time, CSI discovered other cash shortages or discrepancies arising from the same company and Stillwater National has removed all cash from the other CSI ATMs for which that company provided cash transportation. The total amount of Stillwater National cash that is reported as still in the custody of the armored transportation company does not exceed $2.5 million. This amount is recorded as a receivable and included in other assets on the Consolidated Statements of Financial Condition.
Stillwater National and CSI have filed legal action for the recovery of their funds, have notified law enforcement and bank regulatory authorities and their insurers, and are in the process of determining the amount and nature of insurance coverage, which may depend upon the reasons for the nonpayment. Southwest cannot yet reasonably estimate the amount of any ultimate loss, if any, that may result from this matter.

16. Supplemental Cash Flows Information

	For the Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Cash paid for interest	$72,615	$48,196	$30,710
Cash paid for taxes on income	15,321	15,544	8,300
Loans transferred to other real estate owned	615	7,303	4,035
17. Operating Segments
Southwest operates three principal segments: Oklahoma Banking, Other States Banking, and loans originated for sale in the secondary market (“Secondary Market”). The Oklahoma Banking segment consists of three operating units that provide lending and deposit services to customers in the state of Oklahoma. The Other States Banking segment consists of two operating units that provide lending and deposit services to customers in the states of Texas and Kansas. The Secondary Market segment consists of two operating units that provide guaranteed student lending services to post-secondary students in Oklahoma and several other states and residential mortgage lending services to customers primarily in Oklahoma, Texas, and Kansas. Southwest’s fund management unit is included in Other Operations. The primary purpose of this unit is to manage Southwest’s overall liquidity needs and interest rate risk. Each segment borrows funds from and provides funds to the funds management unit as needed to support their operations. The Other Operations segment also includes SNB Investor Services and nonbank cash machine operations.
Southwest identifies reportable segments by type of service provided and geographic location. Operating results are adjusted for intercompany loan participations and borrowings, allocated service costs, and management fees.
The accounting policies of each reportable segment are the same as those of Southwest as described in Note 1. Expenses for consolidated back-office operations are allocated to operating segments based on estimated uses of those services. General overhead expenses such as executive administration, accounting, and internal audit are allocated based on the direct expense and/or deposit and loan volumes of the operating segment. Income tax expense for the operating segments is calculated essentially at the statutory rate. The tax expense or benefit necessary to reconcile to the consolidated unit is recorded in other operations.
The following table summarizes financial results by operating segment:

For the Year Ended December 31, 2006
	Oklahoma	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Market	Operations	Company

Net interest income	$47,838	$26,993	$9,204	$8,803	$92,838
Provision for loan losses	7,182	4,383	—	—	11,565
Other income	8,098	857	3,679	4,143	16,777
Other expenses	30,082	15,966	4,140	6,456	56,644

Income before taxes	18,672	7,501	8,743	6,490	41,406
Taxes on income	6,730	3,136	2,890	2,653	15,409

Net income	$11,942	$4,365	$5,853	$3,837	$25,997

Fixed asset expenditures	$455	$508	$—	$1,952	$2,915
Total loans at period end	912,862	689,864	188,464	—	1,791,190
Total assets at period end	918,814	694,346	201,131	356,337	2,170,628

For the Year Ended December 31, 2005
	Oklahoma	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Market	Operations	Company

Net interest income	$46,119	$19,272	$16,971	$2,744	$85,106
Provision for loan losses	11,371	4,414	—	—	15,785
Other income	8,284	990	4,221	3,911	17,406
Other expenses	28,262	12,082	5,780	5,749	51,873

Income before taxes	14,770	3,766	15,412	906	34,854
Taxes on income	5,951	1,373	5,984	532	13,840

Net income	$8,819	$2,393	$9,428	$374	$21,014

Fixed asset expenditures	$485	$1,412	$—	$1,527	$3,424
Total loans at period end	836,850	518,708	380,346	(24)	1,735,880
Total assets at period end	843,584	516,212	397,940	341,903	2,099,639

For the Year Ended December 31, 2004
	Oklahoma	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Market	Operations	Company

Net interest income	$42,272	$14,331	$18,817	$(2,943)	$72,477
Provision for loan losses	8,941	3,927	—	—	12,868
Other income	7,252	867	3,104	2,862	14,085
Other expenses	27,671	7,281	5,483	4,091	44,526

Income (loss) before taxes	12,912	3,990	16,438	(4,172)	29,168
Taxes on income	4,798	1,380	6,018	(1,657)	10,539

Net income (loss)	$8,114	$2,610	$10,420	$(2,515)	$18,629

Fixed asset expenditures	$480	$650	$2	$1,732	$2,864
Total loans at period end	881,682	388,002	353,812	379	1,623,875
Total assets at period end	889,768	386,379	368,557	269,083	1,913,787

18. Parent Company Condensed Financial Information
Following are the condensed financial statements of Southwest Bancorp, Inc. (“Parent Company only”) for the periods indicated:

	At December 31,
(Dollars in thousands)	2006	2005

Statements of Financial Condition
Assets:
Cash and due from banks	$2,041	$3,219
Investment in subsidiary bank	208,920	178,927
Investments in other subsidiaries	7,269	6,920
Investment securities, available for sale	25,840	29,442
Other assets	2,561	2,507

Total	$246,631	$221,015

Liabilities:
Subordinated debentures	$46,393	$46,393
Other liabilities	2,728	4,178
Shareholders’ Equity:
Common stock and related accounts	197,510	170,444

Total	$246,631	$221,015

	For the Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Statements of Operations
Income:
Cash dividends from subsidiaries	$5,614	$13,624	$3,335
Other income	—	144	—
Investment income	834	717	346
Interest and fees on loans	—	9	18

Total income	6,448	14,494	3,699
Expense:
Interest on subordinated debentures	3,797	4,113	4,489
Other expense	1,930	1,827	739

Total expense	5,727	5,940	5,228

Total income (loss) before taxes and equity in undistributed income of subsidiaries	721	8,554	(1,529)
Taxes on income	(1,268)	(1,891)	(1,847)

Income before equity in undistributed income of subsidiaries	1,989	10,445	318
Equity in undistributed income of subsidiaries	24,008	10,569	18,311

Net income	$25,997	$21,014	$18,629

	For the Years Ended December 31,
(Dollars in thousands)	2006	2005	2004

Statements of Cash Flows
Operating activities:
Net income	$25,997	$21,014	$18,629
Equity in undistributed income of subsidiaries	(24,008)	(10,569)	(18,311)
Other, net	103	1,736	3,503

Net cash provided by operating activities	2,092	12,181	3,821

Investing activities:
Available for sale securities:
Purchases	(1,039)	(26,998)	—
Sales	5,005	—	—
Loans originated and principal repayments, net	—	151	—
Capital contribution to Bank	(5,000)	(12,500)	—
Return of capital contribution to other subsidiaries	—	774	—

Net cash provided by (used in) investing activities	(1,034)	(38,573)	—

Financing activities:
Net proceeds from issuance of common stock	2,323	41,593	1,439
Redemption of subordinated debentures	—	(25,787)	—
Purchases of treasury stock	—	(12,416)	—
Cash dividends paid on common stock	(4,559)	(3,831)	(3,280)

Net cash provided by (used in) financing activities	(2,236)	(441)	(1,841)

Net increase (decrease) in cash and cash equivalents	(1,178)	(26,833)	1,980
Cash and cash equivalents,
Beginning of year	3,219	30,052	28,072

End of year	$2,041	$3,219	$30,052

19. Selected Quarterly Financial Data (Unaudited)

	For the Quarter Ended
(Dollars in thousands, except per share data)	12-31-06	09-30-06	06-30-06	03-31-06

Operations Data
Interest income	$44,723	$43,817	$41,812	$39,408
Interest expense	20,684	20,121	18,951	17,166

Net interest income	24,039	23,696	22,861	22,242
Provision for loan losses	2,567	3,006	3,316	2,676
Gain on sales of securities and loans	1,402	676	969	642
Other income	2,942	3,283	3,536	3,326
Other expenses	15,691	13,910	13,852	13,190

Income before taxes	10,125	10,739	10,198	10,344
Taxes on income	3,672	4,100	3,572	4,065

Net income	$6,453	$6,639	$6,626	$6,279

Per Share Data (1)
Basic earnings per common share	$0.45	$0.47	$0.46	$0.45
Diluted earnings per common share	0.44	0.46	0.45	0.44
Dividends declared per common share	0.0825	0.0825	0.0825	0.0825
Weighted average common shares outstanding
Basic	14,230,015	14,206,947	14,151,442	14,075,998
Diluted	14,562,343	14,533,573	14,470,954	14,406,911

	For the Quarter Ended
(Dollars in thousands, except per share data)	12-31-05	09-30-05	06-30-05	03-31-05

Operations Data
Interest income	$37,205	$34,948	$33,245	$31,946
Interest expense	15,476	13,555	12,353	10,854

Net interest income	21,729	21,393	20,892	21,092
Provision for loan losses	4,348	4,142	2,986	4,309
Gain on sales of securities and loans	1,813	1,333	916	853
Other income	3,104	3,258	3,262	2,867
Other expenses	13,220	12,725	13,784	12,144

Income before taxes	9,078	9,117	8,300	8,359
Taxes on income	4,486	3,310	3,071	2,973

Net income	$4,592	$5,807	$5,229	$5,386

Per Share Data (1)
Basic earnings per common share	$0.33	$0.41	$0.42	$0.44
Diluted earnings per common share	0.31	0.41	0.40	0.43
Dividends declared per common share	0.075	0.075	0.075	0.075
Weighted average common shares outstanding
Basic	14,001,209	13,944,877	12,533,323	12,154,300
Diluted	14,387,171	14,359,808	12,893,800	12,579,941

20. Accounting Standard Issued But Not Yet Adopted
In February 2006, the Financial Accounting Standards Board issued Financial Accounting Statement No. 155, Accounting for Certain Hybrid Financial Instruments. Southwest does not have any financial instruments that would be subject to this statement and does not anticipate that the related adoption of the statement effective January 1, 2007 will have any material effect on Southwest’s financial position or results of operations.
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
In June 2006, the Financial Accounting Standards Board issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes. Management has evaluated the uncertain tax positions of Southwest and concluded the effect of this pronouncement to be approximately $1 million to $2 million on the financial statements of the company. Southwest plans to adopt this statement on January 1, 2007.
In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements. Management is in the process of evaluating the effects of the pronouncement which will be adopted on January 1, 2008.
21. Acquisitions
On July 28, 2006, Stillwater National acquired all of the assets and liabilities of McMullen in a cash merger for cash consideration of $5.0 million. An allocation of the purchase price to the net assets acquired is as follows (in thousands):

Cash and cash equivalents	$4,933
Securities	15,067
Loans	13,010
Premises and equipment, net	1,786
Core deposit premium	1,702
Other assets	188

Total assets acquired	$36,686

Deposits	32,546
Other liabilities	45

Net assets acquired	$4,095

Less purchase price	5,115

Goodwill	$1,020

The accompanying financial statements reflect this acquisition and the operation of the former McMullen Bank offices after the effective date of the merger. The effects of this acquisition on financial condition and results of operations were not material.
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

22. Subsequent Event
On February 2, 2007 Southwest signed an agreement to purchase the Bank of Kansas for a cash price of $15.25 million. Bank of Kansas has total assets of approximately $75 million, loans of approximately $40 million, deposits of approximately $65 million, and two banking offices in the Hutchinson, Kansas market. The acquisition, which is subject to regulatory and shareholder approval, is not expected to have a material effect on Southwest’s earnings or operations for 2007.

OTHER MATERIAL REQUIRED BY FORM 10-K
Business
General
Southwest is a financial holding company headquartered in Stillwater, Oklahoma. Southwest provides commercial and consumer banking services through its banking subsidiaries, Stillwater National and SNB Wichita and management consulting services through Business Consulting Group, Inc. (“BCG”) and Healthcare Strategic Support, Inc. (“HSSI”), Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). As such, Southwest is subject to supervision and regulation by the Federal Reserve. Southwest became a financial holding company during 2000 pursuant to the Holding Company Act. Stillwater National is a national bank subject to supervision and regulation by the OCC. SNB Wichita, headquartered in Wichita, Kansas, is a federal savings bank chartered in November 2003 and is subject to supervision and regulation by OTS. The deposit accounts of Southwest’s banking subsidiaries are insured by the FDIC to the maximum permitted by law.
Products and Services
Southwest offers a wide variety of commercial and consumer lending and deposit services. Southwest has developed internet banking services, called SNB DirectBanker®, for consumer and commercial customers, a highly automated lockbox, imaging, and information service for commercial customers called “SNB Digital Lockbox,” and deposit products that automatically sweep excess funds from commercial demand deposit accounts and invest them in interest bearing funds (“Sweep Agreements”). The commercial loans offered by Southwest include (i) commercial real estate loans, (ii) working capital and other commercial loans, (iii) construction loans, and (iv) Small Business Administration (“SBA”) guaranteed loans. Consumer lending services include (i) student loans, (ii) residential real estate loans and mortgage banking services, and (iii) personal lines of credit and other installment loans. Southwest also offers deposit and personal banking services, including (i) commercial deposit services such as SNB Digital Lockbox, commercial checking, money market, and other deposit accounts, and (ii) retail deposit services such as certificates of deposit, money market accounts, checking accounts, NOW accounts, savings accounts, and automatic teller machine (“ATM”) access. Insurance, benefit, and annuity products are offered through SNB Insurance Agency, Inc., a wholly owned subsidiary of Stillwater National. Trust services, personal brokerage, and credit cards are offered through relationships with independent institutions.
Strategic Focus
Southwest’s banking philosophy is to provide a high level of customer service, a wide range of financial services, and products responsive to customer needs. This philosophy has led to the development of a line of deposit, lending, and other financial products that respond to professional and commercial customer needs for speed, efficiency, and information. These include Southwest’s Sweep Agreements, SNB Digital Lockbox, and SNB DirectBanker® and other internet banking products, which complement Southwest’s more traditional banking products. Southwest also emphasizes marketing personal banking, investment, and other financial services to highly educated, professional and business persons in its markets. Southwest seeks to build close relationships with businesses, professionals and their principals and to service their banking needs throughout their business development and professional lives. Southwest’s strategic focus includes expansion in carefully selected geographic markets based upon a tested business model developed in connection with its expansion into Oklahoma City in 1982. This geographic expansion is based on identification of markets with concentrations of customers in Southwest’s traditional areas of expertise: healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate lending, and makes uses of traditional and specialized financial services. Specialized services include integrated document imaging and cash management services designed to help our customers in the healthcare industry and other record-intensive enterprises operate more efficiently, and management consulting services through Southwest’s management consulting subsidiaries: HSSI, serving physicians, hospitals, and healthcare groups, and BCG, serving small and large commercial enterprises.
Organization
Southwest’s business operations are conducted through four operating segments that include regional divisions, a Secondary Market segment consisting of student lending and residential mortgage lending services, and an “other” segment that includes funds management (investment portfolio and funding), SNB Investor Services, and nonbank cash machine operations. The organizational structure is designed to facilitate high customer service, prompt response, efficiency, and appropriate, uniform credit standards and other controls.
Banking Segments. The banking segments include Oklahoma Banking, which includes the Stillwater division, the Central Oklahoma division, based in Oklahoma City, and the Tulsa division; and Other States Banking, which includes the Texas divisions, based in metropolitan Dallas, Austin, and San Antonio, and the Kansas Divisions, based in Wichita and Kansas City. The Stillwater division serves the Stillwater market as a full-service community bank emphasizing both commercial and consumer lending. The other four divisions pursue a more focused marketing strategy, targeting managers, professionals, and businesses for lending, and offering more specialized services. All of the regional divisions focus on commercial and consumer financial services to local businesses and their senior employees and to other managers and professionals living and working in Southwest’s market areas. Southwest has a high-service level philosophy. Loan officers often meet at the customer’s home or place of business to close loans. Third-party courier services often are used to collect commercial deposits.
          Oklahoma Banking Segment. The Oklahoma Banking segment accounted for $11.9 million, or 46% of consolidated net income. Net income from this segment increased $3.1 million, or 35%, primarily as a result of limiting the growth in other expenses to less than 7%. During 2006, total assets increased $75.2 million, or 9%. The decline in banking assets, which is primarily loans, can be attributed to some customers seeking long-term fixed rate loans at other institutions as a result of the increasing rate environment. Additionally, Southwest has concentrated on reducing the level of loans in certain higher risk industries.
          Other States Banking Segment. During 2002, Southwest first established offices in Wichita, Kansas and Dallas, Texas. At December 31, 2006, Southwest had nine offices (including loan production offices and branches) in Kansas and Texas. During 2006, these offices produced $4.4 million in net income (17% of the consolidated total), and $178.1 million in additional banking assets. (See “Banking Offices and Geographic Markets” on page 65).
          Secondary Market Segment. Southwest has a long history of student and residential mortgage lending. These operations comprise the Secondary Market business segment. During 2006, this segment produced $5.9 million in net income, a reduction of $3.6 million, or 38%, from 2005, and $196.8 million fewer year-end assets, primarily loans held for sale. This decline was the result of less student lending and the effects of the residential mortgage slowdown. Southwest manages its mortgage and student lending operations through its home office. Southwest markets its student lending program directly to financial aid directors at colleges and universities throughout the United States. Southwest also originates first mortgage loans for sale to the Federal National Mortgage Association (“FNMA”) or private investors. Servicing on these loans may be released in connection with the sale.
Operation of the student lending portion of this segment is substantially dependent on Sallie Mae, which provides substantially all of the servicing for government guaranteed and private student loans and provides liquidity through its purchases of student loans and lines of credit. Southwest makes government guaranteed student loans and private student loans. At December 31, 2006, approximately 91% of private student loans were self-insured by Sallie Mae. The remaining $4.6 million in private student loans at year-end 2006 were secured by substantial cash balances held in Stillwater National, but were not government guaranteed or self-insured by Sallie Mae.
The majority of private student loans made by this segment were to students who attend schools owned by Career Education Corporation (“CEC”). At December 31, 2006, approximately 26% of total student loans were private

CEC-related loans. The profitability of these CEC-related loans began to decrease beginning in 2005, due to an increase in servicing fees. This decrease in profitability was partially offset by an increase in outstanding balances in 2005.
In October 2005, Sallie Mae received approval to establish Sallie Mae Bank, an FDIC-insured Utah industrial bank. The establishment of Sallie Mae Bank is intended to reduce Sallie Mae’s reliance on independent financial institutions, such as Stillwater National, in origination of student loans. This and other changes made by Sallie Mae have resulted in decreased originations of student loans by Stillwater National and a decline in the net income contribution of the Secondary Market segment. This trend is expected to continue in 2007. Stillwater National has a long history in student lending, and plans to continue its participation in student lending, but at lower volumes. Please see “Risk Factors” on page 81.
Support and Control Functions. Support and control functions are centralized, although each segment has support and control personnel. Costs of centrally managed support and control functions other than funds management (which is included in the Other Operations segment) are allocated to the Banking and Secondary Market segments. Southwest’s philosophy of customer service extends to its support and control functions. Southwest manages and offers products that are technology based, or that otherwise are more efficiently offered centrally, through its home office. These include products that are marketed through the regional offices, such as Southwest’s internet banking product for commercial and retail customers (SNB DirectBanker®), commercial information, and item processing services (SNB Digital Lockbox), and products marketed and managed directly by central staff, such as cash dispensing machines. Southwest’s technology products are marketed both to existing customers and to help develop new customer relationships. Use of these products by customers enables Southwest to serve its customers more effectively, use its resources more efficiently, and increase fee income.
For additional information regarding Southwest’s operating segments, please see “Note 17. Operating Segments” to the Consolidated Financial Statements on page 56 of this report. The total of net income of the segments discussed above is less than consolidated net income for 2006 due to income allocated to the Other Operations segment, which provides funding and liquidity services to the rest of the organization.
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
Southwest has fifteen full-service banking offices, three located in Stillwater, Oklahoma, two located in Tulsa, Oklahoma, two each located in the Dallas and San Antonio, Texas metropolitan areas, one each in Oklahoma City and Chickasha, Oklahoma, Austin and Tilden, Texas, and Wichita, Kansas. It has received regulatory approval to open a branch in South Oklahoma City, Oklahoma. It also operates loan production offices in the Kansas City, Kansas area, on the campus of the University of Oklahoma Health Sciences Center, and in Houston, Texas; and on the Internet, through SNB DirectBanker®. See “Item 2. Properties.” Before 1999, laws of the State of Oklahoma limited the number and location of de novo branches that a financial institution could establish. Southwest has developed and continues to pursue a business strategy that does not rely on an extensive branch network. National banks headquartered in Oklahoma now have broad ability to establish de novo branches anywhere in Oklahoma or Texas, but are prohibited from doing so in Kansas unless they have acquired Kansas banks. Federal savings banks, such as SNB Bank of Wichita, are not subject to state branching restrictions.
Competition
Southwest encounters competition in seeking deposits and in obtaining loan, cash management, investment, and other customers. The level of competition for deposits is high. Southwest’s principal competitors for deposits are other financial institutions, including other national banks, federal savings banks, and credit unions. Competition among these institutions is based primarily on interest rates and other terms offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities. Additional competition for depositors’ funds comes from U.S. Government securities, private issuers of debt obligations, and suppliers of other investment alternatives for depositors, such as securities firms. Competition from credit unions has intensified in recent years as historic federal limits on membership have been relaxed. Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over national banks and federal savings banks, which are fully subject to federal income taxes. Credit unions may use this advantage to offer rates that are highly competitive with those offered by national banks and federal savings banks.
Southwest also competes in its lending activities with other financial institutions such as securities firms, insurance companies, credit unions, small loan companies, finance companies, mortgage companies, and other sources of funds. Many of Southwest’s nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks. As a result, such nonbank competitors have advantages over Southwest in providing certain services. A number of the financial institutions with which Southwest competes in lending, deposit, investment, cash management, and other activities are larger than Southwest or have a significantly larger market share. The Texas and Kansas offices compete for loans, deposits, and other services against local and nationally based financial institutions, many of which have much larger market shares and widespread office networks. In recent periods, competition has increased in Southwest’s Oklahoma market areas as new entrants and existing competitors have sought to more aggressively expand their loan and deposit market share.
The business of mortgage banking is highly competitive. Southwest competes for loan originations with other financial institutions, such as mortgage bankers, state and national banks, federal savings banks, credit unions, and insurance companies. Many of Southwest’s competitors have financial resources that are substantially greater than those available to Southwest. Southwest competes principally by providing competitive pricing, by motivating its sales force through the payment of commissions on loans originated, and by providing high quality service to builders, borrowers, and realtors.
The Holding Company Act permits the Federal Reserve to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a commercial bank located in a state other than that holding company’s home state. The Federal Reserve may not approve the acquisition of a commercial bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Holding Company Act also prohibits the Federal Reserve from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target commercial bank’s home state or in any state in which the target commercial bank maintains a branch. The Holding Company Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a commercial bank or bank holding company to the extent such limitation does not discriminate against out-of-state commercial banks or bank holding companies. The State of Oklahoma allows out-of-state financial institutions to establish branches in Oklahoma, subject to certain limitations. Federal savings banks generally may establish branches in any state, and bank holding companies may acquire federal savings banks in any state, without regard to state law.
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

Regulation, Supervision, and Governmental Policy
Following is a brief summary of certain statutes and regulations that significantly affect Southwest and its banking subsidiaries. A number of other statutes and regulations affect Southwest and its subsidiaries but are not summarized below. Although Stillwater National and SNB Wichita have different primary federal banking regulators, many of the rules that govern them are substantially the same. Where practical, the rules for both banks are discussed together below. For ease of reference the term “banks” is used below to include national and federal savings banks, unless otherwise indicated. The term “commercial banks” includes nationally and state chartered banks, but not federal savings associations or federal savings banks.
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
Under the Holding Company Act, any company must obtain approval of the Federal Reserve prior to acquiring control of Southwest or its banking subsidiaries. For purposes of the Holding Company Act, “control” is defined as ownership of more than 25% of any class of voting securities, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies.
The federal Change in Bank Control Act and the related regulations of the Federal Reserve require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the Federal Reserve before the person or persons acquire control of Southwest or its banking subsidiaries. The Change in Bank Control Act defines “control” as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank.
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

The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Regulatory Capital Requirements.”
The Federal Reserve has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition.
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
The OCC regularly examines the operations and condition of Stillwater National, including but not limited to its capital adequacy, loans, allowance for loan losses, investments, liquidity, interest rate risk, and management practices. These examinations are for the protection of Stillwater National’s depositors and the deposit insurance funds administered by the FDIC. In addition, Stillwater National is required to furnish quarterly and annual reports to the OCC. The OCC’s enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a national bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.
No national bank may pay dividends from its paid-in capital. All dividends must be paid out of current or retained net profits. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of a national bank’s net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund.
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
Federal Savings Bank Regulation. As a federal savings bank, SNB Wichita is subject to the primary supervision of the OTS. The prior approval of the OTS is required for SNB Wichita to establish or relocate a branch office or to engage in any merger, consolidation, or significant purchase or sale of assets. The OTS examines the operations and condition of SNB Wichita, including, but not limited to, its capital adequacy, reserves, loans, investments, and management practices. These examinations are for the protection of SNB Wichita’s depositors and the deposit insurance funds administered by the FDIC. In addition, SNB Wichita is required to furnish quarterly and annual reports to the OTS. The OTS enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a federal savings bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

In general, OTS regulations permit federal savings banks to branch in any state or states of the United States and its territories.
A federal savings bank that does not meet the Qualified Thrift Lender (“QTL”) test must either convert to a national bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and must not retain any investment not permissible for a national bank and a federal savings bank. To qualify as a QTL, a federal savings bank must either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, the value of property used by a federal savings bank in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions, or securities related to domestic, residential real estate, or manufactured housing, and educational, small business, and credit card loans; and (ii) subject to an aggregate 20% of portfolio assets limit, shares of stock in the FHLMC and the FNMA, loans for personal, family, household purposes, 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination, and 200% of a federal savings bank’s investments in loans to finance “starter homes” and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in “credit-needy” areas. In order to maintain QTL status, the federal savings bank must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of 12 months. A federal savings bank that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At December 31, 2006, approximately 86.64% of SNB Wichita’s assets were invested in Qualified Thrift Investments, which exceeded the percentage required to qualify it under the QTL test.
Under regulations of the OTS, federal savings banks must submit notice to the OTS prior to making a capital distribution (which includes dividends, stock repurchases, and amounts paid to stockholders in another institution in a cash merger) if (a) they would not be well capitalized after the distribution, (b) the distribution would result in the retirement of any of the federal savings bank’s common or preferred stock or debt counted as its regulatory capital, or (c) the federal savings bank is a subsidiary of a holding company. A federal savings bank must make application to the OTS to pay a capital distribution if (x) the federal savings bank would not be adequately capitalized following the distribution, (y) the federal savings bank’s total distributions for the calendar year exceed the federal savings bank’s net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS. Under the OTS’ prompt corrective action regulations, SNB Wichita also is prohibited from making any capital distributions if after making the distribution, SNB Wichita would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.
Limits on Loans to One Borrower. National banks and federal savings banks generally are subject to the same loan to one borrower limits. With certain limited exceptions, loans and extensions of credit outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution. A national bank or federal savings bank may lend an additional amount, equal to 10% of unimpaired capital and surplus, if the loan is fully secured by readily marketable collateral. Federal savings banks are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the federal savings bank is in compliance with its regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. The lending limits generally do not apply to purchase money mortgage notes taken from the purchaser of real property acquired by federal savings banks in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the federal savings bank is not placed in a more detrimental position as a result of the sale. Certain types of loans are exempted from the lending limits, including loans secured by in-bank deposits.
Transactions with Affiliates. Stillwater National and SNB Wichita are subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, Southwest and other affiliates, and on investments in their stock or other securities. These restrictions prevent Southwest and its nonbanking subsidiaries from borrowing from Stillwater National or SNB Wichita unless the loans are secured by specified collateral, and require those transactions to have terms comparable to terms of arms-length transactions with third persons. In addition, secured loans and other transactions and investments by Stillwater National or SNB Wichita are generally limited in amount as to Southwest and as to any other affiliate to 10% of Stillwater National’s or SNB Wichita’s capital and surplus and as to Southwest and all other affiliates together to an aggregate of 20% of Stillwater National’s or SNB Wichita’s capital and surplus. Certain exemptions to these limitations apply to extensions of credit by, and other transactions between, Stillwater National or SNB Wichita and Southwest’s other subsidiaries. These regulations and restrictions may limit Southwest’s ability to obtain funds from Stillwater National and SNB Wichita for its cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.
Real Estate Lending Guidelines. Under federal banking regulations, banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards; prudent underwriting standards, including loan-to-value limits, that are clear and measurable; loan administration procedures; and documentation, approval, and reporting requirements. A bank’s real estate lending policy must reflect consideration of the Guidelines for Real Estate Lending Policies (the “Guidelines”) adopted by the federal banking regulators. The Guidelines, among other things, call for internal loan-to-value limits for real estate loans that are not in excess of the limits specified in the Guidelines. The Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.
Federal Deposit Insurance. Southwest’s bank subsidiaries pay deposit insurance premiums to the FDIC based on risk-based assessment rates. In 2006, the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund to create a newly named Deposit Insurance Fund (the “DIF”) that covers both banks and savings associations. Effective January 1, 2007, the FDIC revised its risk based assessment system. Under the new system, an institution’s assessment rates are based primarily on financial ratios and component examination ratings established by the institution’s primary federal banking regulator. The FDIC has also finalized rules providing for a one-time credit assessment to each eligible insured depository institution based on the assessment base of the institution on December 31, 1996. The credit may be applied against the institution’s 2007 assessment, and for the three years thereafter the institution may apply the credit against up to 90 percent of its assessment. Southwest is analyzing the assessment credit of Stillwater National and the potential assessment rates applicable to its banking subsidiaries. Southwest does not anticipate that the new assessment system will produce a significant increase in Southwest’s 2007 operating expenses.
Regulatory Capital Requirements. The Federal Reserve, the OCC, and the OTS have established guidelines for maintenance of appropriate levels of capital by bank holding companies, national banks, and federal savings banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and national banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.
The regulations of the Federal Reserve and the federal banking regulators require bank holding companies, national banks, and federal savings banks, respectively, to maintain a minimum leverage ratio of Tier 1 capital (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies, national banks, and federal savings banks with composite examination ratings of 1 under the rating system used by the federal banking regulators, would be permitted to operate at or near this minimum level of capital. All other bank holding companies, national banks, and federal savings banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization’s capital adequacy by its primary regulator. A federal savings bank, national bank, or bank holding company experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital. Under OTS capital regulations, federal savings banks also must maintain tangible capital equal to 1.5% of adjusted total assets. Tangible capital for OTS purposes is Tier 1 capital reduced by the amount of all the federal savings bank’s intangible assets except for limited amounts of mortgage servicing rights.
The risk-based capital rules of the Federal Reserve, the OCC, and the OTS require bank holding companies, national banks, and federal savings banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders’ equity, certain perpetual preferred stock (noncumulative perpetual preferred stock with respect to national banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; subordinated debt, intermediate-term preferred stock, and up to 45% of pre-tax net unrealized gains on available for sale equity securities.
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
The federal banking regulatory agencies have established a joint policy regarding the evaluation of federal savings banks’ and national banks’ capital adequacy for interest rate risk. Under the policy, the assessment of a national bank’s capital adequacy includes an assessment of exposure to adverse changes in interest rates. The OCC has determined to rely on its examination process for such evaluations rather than on standardized measurement systems or formulas.
A federal savings bank’s interest rate risk is measured in terms of the sensitivity of its “net portfolio value” to changes in interest rates. A federal savings bank with more than normal interest rate risk is required to deduct an interest rate risk component equal to one-half of the excess of its measured interest rate risk over the normal level from its total capital for purposes of determining its compliance with the OTS risk-based capital guidelines. The federal banking regulators may require federal savings banks that are found to have a high level of interest rate risk exposure or weak interest rate risk management systems to take corrective actions. Management believes its interest rate risk management systems and its capital relative to its interest rate risk are adequate.
Federal banking regulations also require national banks and federal savings banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. Neither Stillwater National nor SNB Wichita had any trading assets or liabilities during 2006, 2005, and 2004, and were not required to maintain such supplemental capital.

The federal banking regulators have established regulations that classify national banks and federal savings banks by capital levels and provide for various “prompt corrective actions” to resolve the problems of any national bank or federal savings bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2006, Stillwater National and SNB Wichita were well-capitalized as defined in applicable banking regulations.
For information regarding Southwest’s, Stillwater National’s, and SNB Wichita’s compliance with their respective regulatory capital requirements, see “Management’s Discussion and Analysis — Capital Resources” on page 17 of this report, and, in the Notes to Consolidated Financial Statements in this report “Note 7-Subordinated Debentures” on page 45 and “Note 10- Capital Requirements” on pages 49 through 50.
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
Supervision and Regulation of Mortgage Banking Operations. Southwest’s mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development (“HUD”), the Federal Housing Administration (“FHA”), the Veterans’ Administration (“VA”), and FNMA with respect to originating, processing, selling, and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections, and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as Southwest are required annually to submit financial statements to FNMA, FHA, and VA, and each regulatory entity has its own financial requirements. Southwest’s affairs are also subject to examination by the Federal Reserve, FNMA, FHA, and VA at all times to assure compliance with the applicable regulations, policies, and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Home Mortgage Disclosure Act, Fair Credit Reporting Act, the National Flood Insurance Act, and the Real Estate Settlement Procedures Act, and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Southwest’s mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.
Community Reinvestment. Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, to evaluate the institution’s record of making loans in its assessment areas; (b) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (c) service, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches, and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. Stillwater National was assigned a “satisfactory” rating as a result of its last CRA examination. SNB Wichita has received a CRA rating of “needs improvement” at its first CRA examination, which was conducted in 2006.
Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects, or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA, or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA PATRIOT Act” or the “Patriot Act,” enacted in response to the September 11, 2001, terrorist attacks, enacted prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to prevent the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires banks and other depository institutions, brokers, dealers and certain other businesses involved in the transfer of money to establish anti-money laundering programs, including employee training and independent audit requirements meeting minimum standards specified by the act, to follow standards for customer identification and maintenance of customer identification records, and to compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) established a broad range of corporate governance and accounting measures intended to increase corporate responsibility and protect investors by improving the accuracy and reliability of disclosures under federal securities laws. Southwest is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley, its implementing regulations, and related Nasdaq Stock Market rules, have established new membership requirements and additional responsibilities for Southwest’s audit committee, imposed restrictions on the relationship between Southwest and its outside auditors (including restrictions on the types of non-audit services auditors may provide to their clients), imposed additional financial statement certification responsibilities for Southwest’s chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate Southwest’s disclosure controls and procedures and its internal control over financial reporting, and required Southwest’s auditors to issue a report on Southwest’s internal control over financial reporting.
Other Laws and Regulations. Some of the aspects of the lending and deposit business of Stillwater National and SNB Wichita that are subject to regulation by the Federal Reserve and the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and deposit accounts. Stillwater National’s federal student lending activities are subject to regulation and examination by the United States Department of Education. In addition, Stillwater National and SNB Wichita are subject to numerous federal and state laws and regulations that include specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms, and discrimination in credit transactions.
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

Employees
As of December 31, 2006, Southwest employed 429 persons on a full-time equivalent basis, including executive officers, loan, and other banking officers, branch personnel, and others. No employees of Southwest or any of its consolidated subsidiaries are represented by a union or covered under a collective bargaining agreement. Management of Southwest considers their employee relations to be excellent.

Board of Directors of Southwest Bancorp, Inc. and Stillwater National Bank & Trust Company

Robert B. Rodgers, Chairman of the Board	President, Bob Rodgers Motor Company

Rick Green, Vice Chairman of the Board	President and Chief Executive Officer Southwest and Stillwater National

James E. Berry II	Owner, Shading Concepts

Tom D. Berry	Auctioneer, Real Estate Broker, Oil & Gas Exploration

Joe Berry Cannon	Assistant Professor of Management, Oral Roberts University School of Business

John Cohlmia	Real Estate Broker, Grubb & Ellis/Levy Beffort

David S. Crockett Jr.	Owner, David S. Crockett & Co., CPA’s

J. Berry Harrison	Oklahoma State Senator (retired) and Rancher

James M. Johnson	Self-employed Small Business Owner

David P. Lambert	Chairman of the Board, Lambert Construction Company

Linford R. Pitts	President, Stillwater Transfer & Storage, Inc.

Russell W. Teubner	Founder and Chief Executive Officer, HostBridge Technology

Board of Directors of SNB Bank of Wichita

Robert B. Rodgers, Chairman of the Board	President, Bob Rodgers Motor Company

Rick Green, Vice Chairman of the Board	President and Chief Executive Officer Southwest and Stillwater National

Kerby E. Crowell, CPA	Executive Vice President and Chief Financial Officer, Southwest, Stillwater National, and SNB Bank of Wichita

Steven N. Hadley	President, SNB Bank of Wichita

Anthony W. Martin	Dentist/Owner, Martin & Frankenberry D.D.S.P.A.

Executive Officers
The following table sets forth information regarding the executive officers of Southwest, Stillwater National, and SNB Wichita who are not directors of Southwest.

Name	Age	Position
Robert H. Beuttas	51	President, SNB Bank of Dallas-Preston Center Division of Stillwater National

Kerby E. Crowell	57	Executive Vice President, Chief Financial Officer, and Secretary of Southwest and Stillwater National; Director, Chief Financial Officer, and Secretary of SNB Wichita

John T. Danielson	48	President, SNB Bank of San Antonio Division of Stillwater National

David Dietz	50	Executive Vice President and Chief Information Officer of Stillwater National

Hal E. Fudge	47	President, Healthcare Lending Division of Stillwater National

Allen Glenn	37	President, Business Consulting Group, Inc. and Executive Vice President of Stillwater National

Steven M. Gobel	55	Executive Vice President and Associate Chief Financial Officer of Southwest and Stillwater National

Steven N. Hadley	49	President, SNB Wichita

*Kenneth D. Holmes	55	Senior Vice President, Regulatory Risk Management of Stillwater National

Rex E. Horning	55	President, Stillwater Division of Stillwater National

Jerry L. Lanier	58	Executive Vice President and Chief Lending Officer of Stillwater National

Len McLaughlin	54	President, SNB Bank of Dallas-Frisco Division of Stillwater National

J. Randall Mills	52	President, Healthcare Strategic Support, Inc.

Jason D. Osborn	36	President, Oklahoma City Division of Stillwater National

Steven M. Peterson	42	President, SNB Bank of Austin Division of Stillwater National

*Jerry Rackley	45	Executive Director, Corporate Marketing of Stillwater National

Kimberly G. Sinclair	51	Executive Vice President and Chief Administrative Officer of Stillwater National

Name	Age	Position
Douglas J. Watts	57	President, Kansas City Division of Stillwater National

Charles H. Westerheide	58	Executive Vice President and Treasurer of Stillwater National

David L. York	60	President, Tulsa Division of Stillwater National

*	Advisor to the Executive Officers
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
Kerby E. Crowell joined Stillwater in 1969; has served as Executive Vice President and Chief Financial Officer of Southwest and Stillwater National since 1986; became Secretary of Southwest and Stillwater National in 2000; and was named Director, Chief Financial Officer, and Secretary of SNB Wichita in 2003. He is currently a Board member of MetaFund Corporation (an Oklahoma Community Development Financial Institution) and a member of Independent Community Bankers of America’s (“ICBA”) Large Bank Advisory Committee and the Oklahoma City Chapter of the Financial Executives Institute. He is a past Board member of ICBA’s Credit Card Subsidiary. Mr. Crowell is also past President and Board member of the Oklahoma City Chapter of the Financial Executives Institute, and has served on the Federal Reserve’s Industry Advisory Group on Electronic Check Presentment. In 1996, Mr. Crowell was recognized by the Oklahoma Society of Certified Public Accountants as the Outstanding Certified Public Accountant in Business and Industry.
John T. Danielson was named President of SNB Bank of San Antonio in August 2006. Mr. Danielson has over 22 years of banking experience. He was previously a senior officer at Compass Bank where he was responsible for business banking officers in the San Antonio and Austin markets. Mr. Danielson earned his Bachelors of Science and Master’s of Business Administration degrees from the University of Florida. He is active in St. Mark the Evangelist Catholic Church and the San Antonio chapter of the University of Florida Alumni Association.
David Dietz was appointed Executive Vice President of Stillwater National in February 2007. Mr. Dietz has 26 years of banking experience. He has been with Stillwater National since 1997 and serves as the company’s Chief Information Officer. Prior to joining Stillwater National, Mr. Dietz served as S.V.P. and Cashier of First National Bank & Trust Company of Ponca City, Oklahoma. He is a graduate of the University of Oklahoma. Mr. Dietz is active in the First United Methodist Church of Pawnee, Oklahoma, and is on the alumni board of the Oklahoma State University chapter of the Kappa Sigma fraternity.
Hal E. Fudge was appointed President of the Healthcare Lending Division of Stillwater National Bank in April 2006. He has 26 years of banking and risk management experience. Prior to joining Stillwater National, Mr. Fudge served as First Vice President and Team Leader for the Southwestern Region of JP Morgan Chase Bank, NA, headquartered in Dallas, Texas. Mr. Fudge was also a Vice President and Senior Portfolio Manager, Commercial Lending, with the former Bank One in Oklahoma City. Mr. Fudge earned his Bachelor’s of Business Administration in Finance from the University of Oklahoma.

Allen Glenn serves as President of the Business Consulting Group, Inc. (“BCG”), a management consulting subsidiary of Southwest Bancorp, Inc., and as a Senior Vice President of Stillwater National. Mr. Glenn previously served as Vice President of BCG, beginning in January 2002. From 2000 until joining BCG, Mr. Glenn was President of Glenn Solutions, Inc., a management consulting firm that specialized in developing strategic and operational solutions for national retailers to improve their profitability and service levels. From 1995 to 2000, Mr. Glenn was a manager with Kurt Salmon Associates, an international management consulting firm to the retail consumer products and healthcare industries.
Steven M. Gobel serves as Executive Vice President and Associate Chief Financial Officer of Southwest and Stillwater National. He also serves as Chief Accounting and Controls Officer and Audit Facilitator of Stillwater National. From 1990 until joining Stillwater National in September 2000, Mr. Gobel served as Senior Vice President Finance and in other positions with Bank of America and predecessor institutions in Oklahoma and Kansas (previous institutions included NationsBank, Boatmen’s Bank of St. Louis, Bank IV of Wichita, Kansas, and Fourth National Bank of Tulsa). Mr. Gobel is a past member of the Board of Directors of the YMCA of Greater Tulsa and a past member and Chairman of the Board of Managers for the Downtown Branch of the YMCA of Greater Tulsa. From 1987 to 1990, Mr. Gobel served as a Vice President and Manager of Financial Reporting and Financial Planning for Sooner Federal Savings and Loan of Oklahoma. He is a Certified Public Accountant and prior to 1987 spent twelve years working for International Public Accounting Firms (previously Touche Ross and Coopers & Lybrand) in Tulsa, Oklahoma, New York City, New York, and Milwaukee, Wisconsin.
Steven N. Hadley was appointed President and CEO of SNB Bank of Wichita in October 2004. Mr. Hadley has over 25 years of banking experience. Prior to joining SNB Bank of Wichita, Mr. Hadley spent four years with Commerce Bank in their Wichita and Garden City, Kansas markets. Before that, Mr. Hadley was with Bank of America in Garden City, Kansas. Mr. Hadley holds a bachelors degree in Agricultural Economics from Kansas State University. Mr. Hadley is a member of the Mt. Carmel High School Booster Club. He is also a member of the Advisory Board of The Real Center for Real Estate at Wichita State University and is a board member for the Museum of World Treasures. His is also a member of St. Thomas Aquinas Catholic Church.
Rex E. Horning was appointed President of the Stillwater Division of Stillwater National in May 2001. Mr. Horning has 31 years of banking experience. Prior to joining Stillwater National, Mr. Horning held Sr. Management, President, and CEO positions with banks in Kansas, Alabama, and Oklahoma. Mr. Horning currently serves as Treasurer and is on the Board of the Oklahoma State University Alumni Association, is a Trustee for the Oklahoma State University Foundation, and is Regional Vice Chairman and an Executive Committee member on the Oklahoma State Chamber of Commerce. Mr. Horning is a recent past president of the OSU Spears College of Business Association and is a board member of the OSU Center for Research and Economic Development. Mr. Horning is a past chairman of the Stillwater Chamber of Commerce and also serves as an advisory director of many local organizations.
Jerry L. Lanier was appointed Executive Vice President and Chief Lending Officer of Stillwater National in 2001. Mr. Lanier previously served as Executive Vice President-Credit Administration beginning in December 1999, supervising this area company-wide, and from January 1998 to December 1999, served as Senior Vice President in Credit Administration. From 1992 until joining Stillwater National in 1998, Mr. Lanier was a consultant specializing in loan review. During this same period he also served as court-appointed receiver for a number of Oklahoma-based insurance companies. From 1982-1992, Mr. Lanier served as President of American National Bank and Trust Co. of Shawnee, Oklahoma including service as Chief Executive Officer from 1987-92. From 1970-1981, he was a National Bank Examiner for the Office of the Comptroller of the Currency in Oklahoma City, Oklahoma and Dallas, Texas, and, while an examiner, served as Regional Director of Special Surveillance from 1979 to 1981. Mr. Lanier has served as United Way Drive Chairman and President; Chairman of the Shawnee Advisory Board of Oklahoma Baptist University; Director of the Shawnee Chamber of Commerce; Director and Chairman of the Youth and Family Resource Center; and President and Trustee of the Shawnee Educational Foundation.

Len McLaughlin was appointed as President of SNB Bank of Dallas in May 2002. Mr. McLaughlin previously served as President and CEO of First Independent National Bank in Plano, Texas, and as President/CEO of Preston National Bank in Dallas, Texas. From 1989 to 1998, Mr. McLaughlin was with Compass Bancshares, serving as President of a subsidiary bank, Central Bank N.A. in Anniston, Alabama; and later as Chief Retail Executive for Compass Bank in Dallas, Texas. Mr. McLaughlin began his banking career with First National Bank of Boston’s Dallas, Texas office. He has served as Chairman of the March of Dimes fund drive, United Way Fund Drive Chairman, President of the local chapter of the American Cancer Society, Director of the Little Light House, and currently serves as Director of The Dallas Dream Center.
J. Randall Mills was appointed President of Healthcare Strategic Support, Inc. (“HSSI”) in 2003. Mr. Mills holds a Bachelor of Science degree in Accounting from Missouri State University; a Master of Health Administration from the University of Colorado; and a PhD in Sociology from Oklahoma State University. Prior to his employment with HSSI, he was a Partner and Healthcare Consultant for Madole & Wagner, PLLC, responsible for marketing, administration, and client services for individual physicians, medical groups, and hospital clients on medical group practice, managed care, marketing, networking, strategic planning, and development issues. Before that, he was a senior executive with Saint Francis Health System for ten years, responsible for development of a 160 physician medical group, development of a start-up HMO, management of two affiliated small or rural hospitals, physician joint venture development, and managed care strategic planning and network development. He is a fellow of the American College of Healthcare Executives, and a member of the Medical Group Management Association, American Society of Certified Public Accountants, and Oklahoma Society of Certified Public Accountants.
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
Steven M. Peterson was appointed President of SNB Bank of Austin in September 2004. Mr. Peterson previously served as City President for Compass Bank in Williamson County, Texas, and Commerce Bank in Wichita, Kansas from 1998 to August of 2004. Mr. Peterson began his banking career with Fourth Financial Holding Company in Wichita, Kansas. Mr. Peterson is a former Board Member of the Georgetown Symphony and Director of the Chamber of Commerce. He is currently a Board Member of the Professional Association of Health Care Office Management (PAHCOM). He has served as the Chairman of The 100,000 Economic Committee.
Kimberly G. Sinclair was appointed Chief Administrative Officer in 1995 and has been Executive Vice President of Stillwater National since 1991. Prior to 1991, she had been Senior Vice President and Chief Operations Officer of Stillwater National since 1985. Ms. Sinclair joined Stillwater National in 1975. She is a member of the Stillwater Junior Service Sustainers, and serves on the Executive Board of Directors for the Stillwater United Way, and chaired the 2005 and 2006 Day of Caring. She is past Treasurer of the Board of Trustees of the Stillwater Public Education Foundation, and a graduate of the Leadership Stillwater Class IX. She has been an Ambassador with the Stillwater Chamber of Commerce and active with various organizations throughout Stillwater.
Douglas J. Watts was appointed President of the Kansas City Division in November 2006. Previously, he was President of the Real Estate Market with First National Bank of Olathe in Kansas. Prior to that, Mr. Watts served 12 years with Bank of America in the Kansas City area. He is a graduate of Oklahoma State University and had worked in banking in the Tulsa area prior to moving to Kansas.
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
David L. York was appointed President of the Tulsa Division in March 2004. Mr. York came to Stillwater National with over 30 years in the Tulsa banking market, most recently serving as Senior Vice President and Manager of the Professional Banking Group of The F&M Bank & Trust Company in Tulsa from 1989 to 2004. From 1983 to 1989, Mr. York previously served in various management and senior lending positions with Utica National Bank & Trust Company, which was acquired by F&M Bank. Mr. York began his banking career with the First National Bank and Trust Company of Tulsa in 1973 and served there until 1983 in various commercial lending and management capacities. Currently, Mr. York serves on the Board of Trustees of St. Simeon’s Episcopal Home, Inc., where he was President of the Board for four years, has served as Vice President and is currently Treasurer of its Foundation. Additionally, Mr. York has served on the Board of Trustees of Holland Hall School as its Treasurer. Mr. York is also an Advisory Director of the Tulsa Metro Chamber of Commerce.

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
We have pursued, and intend to continue to pursue, an internal growth strategy, the success of which will depend primarily on generating an increasing level of loans and funding at acceptable risk and expense. There can be no assurance that we will be successful in continuing our growth strategy, however, since it depends upon economic conditions, our ability to identify appropriate markets for expansion, our ability to recruit and retain qualified personnel, our ability to fund growth at reasonable cost, sufficient capital, competitive factors, banking laws, and other factors described in this report.
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
In addition, in the future we may acquire banks, branches of other financial institutions, or other businesses. We cannot assure you that we will be able to adequately or profitably manage any such acquisitions. The acquisition of banks, bank branches, and other businesses involves risks, including exposure to unknown or contingent liabilities, the uncertainties of asset quality assessment, the difficulty and expense of integrating the operations and personnel of the acquired companies with ours, the potential negative effects on our other operations of the diversion of management’s time and attention, and the possible loss of key employees and customers of the banks, businesses, or branches we acquire. Our failure to execute our internal growth strategy or our acquisition strategy could adversely affect our business, results of operations, financial condition, and future prospects.
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
Income from our secondary market activities has declined as a result of changes made by Sallie Mae and reduced profitability of private student lending. We expect this trend to continue in 2007. Our ability to conduct student lending activities and the profitability of our student lending operations are highly dependent on Sallie Mae and federal law. Income from other secondary market activities varies from year to year.
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
In October 2005, Sallie Mae received approval to establish Sallie Mae Bank, an FDIC-insured Utah industrial bank. The establishment of Sallie Mae Bank is intended to reduce Sallie Mae’s reliance on independent financial institutions, such as Stillwater National, in origination of student loans. This and other changes made by Sallie Mae have resulted in decreased originations of student loans by Southwest and a decline in the net income contribution of the Secondary Market segment. This trend is expected to continue in 2007. Southwest plans to continue its participation in student lending, but at lower volumes.
Future changes in servicing fees or in our ability to generate government guaranteed private loans from private lenders may adversely affect our net income further. In addition, the volume and profitability of our government guaranteed student loans depends upon our ability to generate loans from schools and individuals and upon federal laws and regulations that authorize government guaranteed student loans made by banks and other lenders and establish their terms. Although they are not possible to predict, adverse changes in these laws and regulations may reduce, or even eliminate our ability to make government guaranteed student loans, and adversely affect our net income.
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
Due to our rapid growth over the past several years, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans may behave more predictably than a newer portfolio. Because a significant portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.
We use wholesale funding sources to supplement our core deposits, which exposes us to liquidity risk and potential earnings volatility or other adverse effects if we are unable to secure adequate funding.
We rely on wholesale funding, including FHLB borrowings and brokered deposits, to supplement core deposits to fund our business. At December 31, 2006, these wholesale funding sources constituted approximately 24% of our total deposits and other borrowings. Wholesale funding sources are affected by general market conditions and the condition and performance of the borrower, and the availability of funding from wholesale lenders may be dependent on the confidence these investors have in our operations. The continued availability to us of these funding sources cannot be assured, and we may find it difficult to retain or replace them at attractive rates as they mature. Our liquidity will be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available to us in the future at acceptable rates of interest or at all. We may not have sufficient liquidity to continue to fund new loans, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature. If we do not have adequate sources of liquidity at attractive rates, we may have to restrain the growth of assets or reduce our asset size, which may adversely affect shareholder value.
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
The overall market and the price of our common stock may continue to be volatile. There may be a significant impact on the market price for our common stock due to, among other things:
•	Variations in our anticipated or actual operating results or the results of our competitors;

•	Changes in investors’ or analysts’ perceptions of the risks and conditions of our business;

•	The size of the public float of our common stock;

•	Regulatory developments;

•	The announcement of acquisitions or new branch locations by us or our competitors;

•	Market conditions; and

•	General economic conditions.
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
Our ability to pay dividends to our shareholders largely depends on Southwest’s receipt of dividends from Stillwater National. SNB Wichita does not currently pay dividends, and is not expected to do so during the next several years. The amount of dividends that Stillwater National may pay to Southwest is limited by federal laws and regulations. We also may decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business. We also are prohibited from paying dividends on our common stock if the required payments on our subordinated debentures have not been made.
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
In addition, we have adopted a shareholder rights plan designed to protect our shareholders against acquisitions that our board of directors believes are unfair or otherwise not in the best interests of Southwest and its shareholders. Under the rights plan, adopted in 1999 and expiring in 2009, each holder of record of our common stock, subject to the limits of the rights plan, has received, or will receive, one right per common share. The rights generally become exercisable if an acquiring party accumulates, or announces an offer to acquire, 10% or more of our voting stock. Each right entitles the holder (other than the acquiring party) to buy, under specified circumstances, shares of our common stock or equivalent securities, or shares of the acquiror’s securities, having a value of twice the right’s exercise price. Under the rights plan, we also may exchange each right, other than rights owned by an acquiring party, for a share of our common stock or equivalent securities.
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
We may be unable to recover $2.5 million in cash that an armored transportation company failed to deliver. A failure to recover this cash could result in a loss to us that is not reflected in our 2006 financial statements.
We have filed legal action for the recovery of these funds and are in the process of determining the amount and nature of insurance coverage. We cannot yet reasonably estimate the amount of the loss, if any, that may ultimately result from this matter. Therefore, no accrual for potential loss has been reflected in our financial statements included in this report. If a loss is recorded, it would negatively affect our results of operations for the period or periods in which it is recorded.

Availability of Filings
Southwest provides internet access to Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, through its Investor Relations website, at www.oksb.com (This site also is accessible through Stillwater National’s website at www.banksnb.com, the metropolitan Dallas division’s website at www.snbdallas.com, and SNB Wichita’s website at www.snbwichita.com.). Access to these reports is provided by means of a link to a third party vendor that maintains a database of such filings. In general, Southwest intends that these reports be available a soon as reasonably practicable after they are filed with or furnished to the SEC. However, technical and other operational obstacles or delays caused by the vendor may delay their availability. The SEC maintains a website (www.sec.gov) where these filings also are available through the SEC’s EDGAR system. There is no charge for access to these filings through either Southwest’s site or the SEC’s site, although users should understand that there may be costs associated with electronic access, such as usage charges from Internet access providers and telephone companies, that they may bear. The public also may read and copy materials filed by Southwest with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Properties
The locations of Southwest and its subsidiaries are shown below:

Southwest Bancorp, Inc. Corporate Headquarters 608 S. Main Street P.O. Box 1988 www.oksb.com	Stillwater, Oklahoma 74076	405-372-2234

Business Consulting Group, Inc. 1624 Cimarron Plaza* P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2234

Healthcare Strategic Support, Inc. 2431 E. 61st, Suite 170* P.O. Box 521500	Tulsa, Oklahoma 74152	918-523-3690

SNB Bank of Wichita Corporate Headquarters 8415 E. 21st Street North, Suite 150* www.snbwichita.com	Wichita, Kansas 67206	316-315-1660

Stillwater National Bank & Trust Company Locations
Corporate Headquarters 608 S. Main Street P.O. Box 1988 www.banksnb.com	Stillwater, Oklahoma 74076	405-372-2234

Drive-in Facility 308 S. Main Street P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2234

Operations Center 1624 Cimarron Plaza* P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2234

Waterford Branch 6301 Waterford Blvd., Suite 101*	Oklahoma City, Oklahoma 73118	405-427-3100

Chickasha Branch 500 W. Grand Avenue	Chickasha, Oklahoma 73018	405-427-3100

Tulsa Utica Branch 1500 S. Utica Avenue P.O. Box 521500	Tulsa, Oklahoma 74152	918-523-3750

Tulsa 61st Branch 2431 E. 61st, Suite 170* P.O. Box 521500	Tulsa, Oklahoma 74152	918-523-3750

SNB McMullen Bank-Tilden Branch 205 Elm Street	Tilden, Texas 78072	361-274-3391

SNB Bank of Dallas 5300 Town and Country Blvd., Suite 100*	Frisco, Texas 75034	972-624-2960

SNB Bank of Dallas-Preston Center 5950 Berkshire Lane, Suite 350*	Dallas, Texas 75225	972-624-2960

SNB Bank of Austin 3600 Bee Cave Road, Suite 100*	Austin, Texas 78746	512-314-6741

SNB Bank of San Antonio-Stone Oak Branch
777 E. Sonterra Blvd, Suite 190*	San Antonio, Texas 78258	210-442-6141

SNB Bank of San Antonio-Medical Hill Branch 9324 Huebner Road	San Antonio, Texas 78240	210-442-6100

Stillwater National Bank Loan Production Office 11350 Tomahawk Creek Parkway* Suite 100	Leawood, Kansas 66211	913-906-4400

Stillwater National Bank Loan Production Office
9990 Richmond, Suite 140*	Houston, Texas 77042	713-782-3154

OSU Campus Branch Bank 1102 W. Hall of Fame Avenue* P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2234

OUHSC Loan Office 1106 N. Stonewall*	Oklahoma City, Oklahoma 73190	405-427-3100

OSU-Stillwater Marketing Office Student Union, Room 150* P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2234

*Leased from third parties.Other properties are owned.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed as Part of this Report
(1) Financial Statements. The following financial statements are filed as a part of this report:
Independent Registered Public Accounting Firm’s Report for the Years Ended December 31, 2006 and 2005
Consolidated Statements of Financial Condition at December 31, 2006 and 2005
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005, and 2004
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2006, 2005, and 2004
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements for the Years Ended December 31, 2006, 2005, and 2004
(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.
(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

No.	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Southwest Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

3.2	Bylaws of Southwest Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (File No. 33-71168))

4.1	Rights Agreement, dated as of April 22, 1999, between Southwest Bancorp, Inc. and Harris Trust & Savings Bank, as rights agent and Form of Certificate of Designations setting forth terms of Class B, Series 1 Preferred Stock of Southwest Bancorp, Inc. referred to in the rights agreement (incorporated by reference to Exhibits 1 and 2 to Current Report on Form 8-K dated April 22, 1999)

* 10.1	Southwest Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (File No. 33-97850))

* 10.2	Severance Compensation Plan (incorporated by reference from Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

* 10.3	Southwest Bancorp, Inc. 1994 Stock Option Plan (incorporated by reference from Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

* 10.4	Southwest Bancorp, Inc. 1999 Stock Option Plan (incorporated by reference from Exhibit 4 to Registration Statement on Form S-8 (File No. 333-92143))

* 10.5	Stillwater National Bank and Trust Company 2002 and 2003 Deferred Compensation Plans (incorporated by reference from Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

* 10.6	Stillwater National Bank and Trust Company Supplemental Profit Sharing Plan for Rick Green (incorporated by reference from Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

No.	Exhibit
* 10.7	Stillwater National Bank and Trust Company Supplemental Profit Sharing Plan for Kerby E. Crowell (incorporated by reference from Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

* 10.8	Stillwater National Bank and Trust Company Supplemental Profit Sharing Plan for Jerry L. Lanier (incorporated by reference from Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.9	Indemnification Agreements by and between Southwest Bancorp, Inc. and James E. Berry II, Thomas D. Berry, Joe Berry Cannon, J. Berry Harrison, Erd M. Johnson, David P. Lambert, Linford R. Pitts, Robert B. Rodgers, Russell W. Teubner, John Cohlmia, and Anthony W. Martin (incorporated by reference from Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.10	Indemnification Agreements by and between Southwest Bancorp, Inc. and Rick Green, Kerby E. Crowell, David Dietz, Allen Glenn, Steve Gobel, Steven N. Hadley, Jerry L. Lanier, Randy Mills, Kimberly Sinclair, Kay Smith, and Charles H. Westerheide (incorporated by reference from Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.11	Selling Shareholder Agreement dated by and among certain shareholders, Betty B. Kerns, and Southwest Bancorp, Inc. (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K dated May 16, 2005).

10.12	Indemnification Agreements by and between Southwest Bancorp, Inc. and David S. Crockett, Jr. (incorporated by reference from Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.13	Indemnification Agreements by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference from Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

* 10.14	Director’s Deferred Compensation Plan by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10 to Current Report on Form 8-K dated December 28, 2006).

10.15	Audit Committee Financial Expert Agreement by and between Southwest Bancorp, Inc. and David S. Crockett, Jr.

21	Subsidiaries of the Registrant

23	Consent of Registered Public Accounting Firm

24	Power of Attorney

31(a),(b)	Rule 13a-14(a)/15d-14(a) Certifications

32(a),(b)	18 U.S.C. Section 1350 Certifications

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST BANCORP, INC.
March 8, 2007	by:	/s/ Rick Green
Rick Green
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Rick Green Rick Green	March 8, 2007
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Kerby E. Crowell Kerby E. Crowell	March 8, 2007
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and
Accounting Officer)
A majority of the directors of Southwest executed a power of attorney appointing Rick Green as their attorney-in-fact, empowering him to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Annual Report on Form 10-K for the year ended December 31, 2006. This report has been signed below by such attorney-in-fact as of March 8, 2007.

By:	Rick Green Attorney-in-Fact for Majority of the Directors of Southwest	/s/ Rick Green