Form 10-Q
period 2007-03-31
SOUTHWEST BANCORP INC
filed 2007-05-09
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
14,289,608 (05/8/2007)

1 of 39

SOUTHWEST BANCORP, INC.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
(Dollars in thousands)	2007	2006

Assets
Cash and due from banks	$29,542	$46,618
Federal funds sold	69,700	11,000

Cash and cash equivalents	99,242	57,618
Investment securities:
Held to maturity, fair value $4,286 (2007) and $1,621 (2006)	4,332	1,630
Available for sale, amortized cost $258,678 (2007) and $258,742 (2006)	257,329	255,904
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	12,445	12,315
Loans held for sale	108,025	188,464
Loans receivable, net of allowance for loan losses of $27,728 (2007) and $27,293 (2006)	1,639,467	1,575,433
Accrued interest receivable	21,774	24,269
Premises and equipment, net	21,945	21,818
Other real estate	1,869	1,873
Goodwill	1,213	1,213
Other intangible assets, net	2,981	3,069
Other assets	23,557	27,022

Total assets	$2,194,179	$2,170,628

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand	$251,777	$254,415
Interest-bearing demand	63,741	55,396
Money market accounts	394,668	371,912
Savings accounts	11,196	11,273
Time deposits of $100,000 or more	646,668	648,664
Other time deposits	435,131	423,951

Total deposits	1,803,181	1,765,611
Accrued interest payable	11,764	13,260
Income tax payable	—	1,136
Other liabilities	7,852	8,624
Other borrowings	123,212	138,094
Subordinated debentures	46,393	46,393

Total liabilities	1,992,402	1,973,118
Shareholders’ equity:
Common stock — $1 par value; 20,000,000 shares authorized; 14,658,042 shares issued and outstanding	14,658	14,658
Paid in capital	46,314	45,901
Retained earnings	148,574	146,197
Accumulated other comprehensive loss	(826)	(1,738)
Treasury stock, at cost; 385,632 (2007) and 417,535 (2006) shares	(6,943)	(7,508)

Total shareholders’ equity	201,777	197,510

Total liabilities & shareholders’ equity $	$2,194,179	$2,170,628

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months
	ended March 31,
(Dollars in thousands, except earnings per share data)	2007	2006

Interest income:
Interest and fees on loans	$40,286	$36,718
Investment securities:
U.S. government and agency obligations	2,138	2,196
Mortgage-backed securities	292	245
State and political subdivisions	43	33
Other securities	206	196
Other interest-earning assets	65	20

Total interest income	43,030	39,408

Interest expense:
Interest-bearing demand	81	63
Money market accounts	3,962	3,748
Savings accounts	20	5
Time deposits of $100,000 or more	8,132	6,182
Other time deposits	5,028	3,407
Other borrowings	2,131	2,889
Subordinated debentures	962	872

Total interest expense	20,316	17,166

Net interest income	22,714	22,242

Provision for loan losses	1,861	2,676

Other income:
Service charges and fees	2,235	2,774
Other noninterest income	345	552
Gain on sales of loans	1,208	905
Loss on other securities	(448)	(263)

Total other income	3,340	3,968

Other expense:
Salaries and employee benefits	8,125	7,240
Occupancy	2,403	2,567
FDIC and other insurance	123	127
Other real estate (net)	(69)	108
General and administrative	6,249	3,148

Total other expense	16,831	13,190

Income before taxes	7,362	10,344
Taxes on income	2,862	4,065

Net income	$4,500	$6,279

Basic earnings per share	$0.32	$0.45

Diluted earnings per share	$0.31	$0.44

Cash dividends declared per share	$0.0925	$0.0825

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months
	ended March 31,
(Dollars in thousands)	2007	2006

Operating activities:
Net income	$4,500	$6,279
Adjustments to reconcile net income to net cash (used in) provided from operating activities:
Provision for loan losses	1,861	2,676
Deferred taxes	(121)	(300)
Depreciation and amortization expense	728	714
Amortization of premiums and accretion of discounts on securities, net	—	20
Amortization of intangibles	162	93
Restricted stock expense	44	28
Other stock based compensation	333	255
Loss on investment securities	448	263
Gain on sales of loans	(1,208)	(807)
Loss on sales of premises/equipment	(4)	(4)
Proceeds from sales of residential mortgage loans	14,911	13,925
Residential mortgage loans originated for resale	(12,112)	(12,741)
Proceeds from sales of student loans	137,069	216,808
Student loans originated for resale	(56,561)	(217,400)
Changes in assets and liabilities:
Accrued interest receivable	2,495	(791)
Other assets	1,984	(443)
Income taxes payable	(996)	3,233
Excess tax benefit from share-based payment arrangements	(140)	(499)
Accrued interest payable	(1,496)	(47)
Other liabilities	(853)	(3,233)

Net cash provided from operating activities	91,044	8,029

Investing activities:
Proceeds from principal repayments, calls and maturities:
Available for sale securities	1,879	1,203
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(130)	(2,111)
Purchases of held to maturity securities	(2,700)	—
Purchases of available for sale securities	(1,815)	(3,971)
Loans originated and principal repayments, net	(67,620)	(40,982)
Purchases of premises and equipment	(861)	(1,019)
Proceeds from sales of premises and equipment	14	37

Net cash used in investing activities	(71,233)	(46,843)

Financing activities:
Net increase in deposits	37,570	41,392
Net decrease in other borrowings	(14,882)	(892)
Net proceeds from issuance of common stock	160	925
Excess tax benefit from share-based payment arrangements	140	499
Common stock dividends paid	(1,175)	(1,052)

Net cash provided from financing activities	21,813	40,872

Net increase in cash and cash equivalents	41,624	2,058
Cash and cash equivalents,
Beginning of period	57,618	50,277

End of period	$99,242	$52,335

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accum-
					ulated
					Other		Total
					Compre-		Share-
	Common Stock		Paid in	Retained	hensive	Treasury	holders'
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Loss	Stock	Equity

Balance, January 1, 2007	14,658,042	$14,658	$45,901	$146,197	$ $(1,738)	$(7,508)	$197,510

Cash dividends declared:
Common, $0.0925 per share, and other dividends	—	—	—	(1,321)	—	—	(1,321)
Common stock issued:
Employee Stock Option Plan	—	—	(184)	—	—	296	112
Employee Stock Purchase Plan	—	—	8	—	—	17	25
Dividend Reinvestment Plan	—	—	8	—	—	15	23
Restricted Stock	—	—	108	—	—	237	345
Adjustment related to adoption of FIN 48	—	—	—	(802)	—	—	(802)
Tax benefit related to exercise of stock options	—	—	140	—	—	—	140
Stock Compensation Expense	—	—	333	—	—	—	333
Other comprehensive income (loss), net of tax	—	—	—	—	912	—	912
Net income	—	—	—	4,500	—	—	4,500

Balance, March 31, 2007	14,658,042	$14,658	$46,314	$148,574	$(826)	$(6,943)	$201,777

The accompanying notes are an integral part of this statement.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months
	ended March 31,
(Dollars in thousands)	2007	2006

Net income	$4,500	$6,279

Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities	1,041	(1,094)
Reclassification adjustment for (gains) losses arising during the period	448	263

Other comprehensive income (loss), before tax	1,489	(831)
Tax (expense) benefit related to items of other comprehensive income (loss)	(577)	324

Other comprehensive income (loss), net of tax	912	(507)

Comprehensive income	$5,412	$5,772

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1: GENERAL
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal recurring adjustments. The results of operations for the three months ended March 31, 2007, and the cash flows for the three months ended March 31, 2007, should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2006.
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
NOTE 4: INVESTMENT SECURITIES
The following table presents securities with gross unrealized losses and fair value by length of time that the individual securities had been in a continuous unrealized loss position at March 31, 2007. Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
			Loss Existing for:
	Number of	Amortized	Less Than	More Than	Fair
(Dollars in thousands)	Securities	Cost	12 Months	12 Months	Value

Held to Maturity:
Obligations of state and political subdivisions	4	4,332	(43)	(3)	4,286

Total	4	$4,332	$(43)	$(3)	$4,286

Available for Sale:
U.S. government obligations	1	$1,000	$—	$(3)	$997
Federal agency securities	87	217,420	—	(3,014)	214,406
Obligations of state and political subdivisions	1	1,250	—	(25)	1,225
Mortgage-backed securities	39	17,417	(15)	(117)	17,285
Other debt securities	6	252	(1)	—	251

Total	134	$237,339	$(16)	$(3,159)	$234,164

Southwest evaluates securities on an individual basis for other-than-temporary impairment on at least a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of Southwest to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Because the declines in fair value noted in the table above were attributable to increases in interest rates and not attributable to credit quality, and because Southwest has the ability and intent to hold all of these investments until a market price recovery or maturity, the impairment of these investments is not deemed to be other-than-temporary.
During the first quarter 2007 Southwest recognized a $448,000 charge to income, recorded in loss on securities in the statement of operations, upon determining that declines in the value of equity securities of one issuer were other than temporary.
NOTE 5: LOANS RECEIVABLE
Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Kansas and Texas. Its commercial lending operations are concentrated in the Oklahoma City, Stillwater, and Tulsa areas of Oklahoma; in the Austin, Dallas, Houston, and San Antonio areas of Texas; and in the Kansas City and Wichita areas of Kansas. As a result, the collectibility of Southwest’s loan portfolio can be affected by changes in the economic conditions in these three states and in those metropolitan areas. At March 31, 2007 and December 31, 2006, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets, or were guaranteed by agencies of the United States government or, in the case of private student loans, insured by a private insurer.
At March 31, 2007, loans to individuals and businesses in the healthcare industry totaled approximately $518.1 million, or 29%, of total loans, and student loans totaled approximately $101.9 million, or 6%, of total loans. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% or more of total loans.
Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates. Total nonaccrual loans increased $243,000, or 1%, from December 31, 2006, and total nonperforming loans increased $83,000, or less than 1%. Total nonperforming assets of $31.3 million (which includes other real estate owned) increased $79,000, or less than 1%, from year-end 2006.

	At	At
(Dollars in thousands)	March 31, 2007	December 31, 2006

Nonaccrual loans (1)	$26,978	$26,735
Past due 90 days or more	2,462	2,622

Total nonperforming loans	29,440	29,357
Other real estate owned	1,869	1,873

Total nonperforming assets	$31,309	$31,230

Nonperforming loans to loans receivable	1.66%	1.64%
Allowance for loan losses to nonperforming loans	94.18%	92.97%
Nonperforming assets to loans receivable and other real estate owned	1.76%	1.74%

(1)	The government-guaranteed portion of loans included in these totals was $1.4 million (2007) and $1.5 million (2006).
The principal balance of loans for which accrual of interest has been discontinued totaled approximately $27.0 million at March 31, 2007. All of the nonaccruing assets are subject to regular tests for impairment as part of Southwest’s allowance for loan losses methodology (see Note 6).
During the first three months of 2007, no interest income was received on nonaccruing loans. If interest on those loans had been accrued for the three months ended March 31, 2007, additional total interest income of $497,000 would have been recorded.

Performing loans considered potential problem loans (loans that are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems cause management to have doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may become problems in the future) amounted to approximately $52.3 million at March 31, 2007, compared to $50.6 million at December 31, 2006, an increase of 3%. Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.
NOTE 6: ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LOAN COMMITMENTS
Activity in the allowance for loan losses is shown below for the indicated periods.

	For the three	For the
	months ended	year ended
(Dollars in thousands)	March 31, 2007	December 31, 2006

Balance at beginning of period	$27,293	$23,812
Loans charged-off:
Real estate mortgage	21	708
Real estate construction	5	445
Commercial	1,685	7,393
Installment and consumer	17	379

Total charge-offs	1,728	8,925
Recoveries:
Real estate mortgage	24	414
Commercial	272	403
Installment and consumer	6	24

Total recoveries	302	841

Net loans charged-off	1,426	8,084
Provision for loan losses	1,861	11,565

Balance at end of period	$27,728	$27,293

Loans outstanding:
Average	$1,846,844	$1,830,996
End of period	1,775,220	1,791,190
Net charge-offs to total average loans (annualized)	0.31%	0.44%
Allowance for loan losses to total loans (end of period)	1.56%	1.52%
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
There were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance during the first three months of 2007. Southwest determined the level of the allowance for loan losses at March 31, 2007 was appropriate, based on that methodology.
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
At March 31, 2007, and December 31, 2006, the reserve for unfunded loan commitments was $1.9 million. The reserve, which is included in other liabilities on Southwest’s statement of financial condition, is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.
NOTE 7: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Fair Value Hedges
Southwest uses interest rate swaps in order to offset changes in fair value of fixed rate deposits that occur during periods of interest rate volatility. Southwest is able to demonstrate an effective hedging relationship between derivatives and matched items by proving that their changes in fair values substantially offset. Southwest enters into interest rate swap agreements with the objective of converting the fixed interest rate on retail brokered CDs to a variable interest rate. The swap agreements require Southwest to pay a variable rate of interest based on a spread to the one-month London Interbank Offered Rate (“LIBOR”) and to receive a fixed rate of interest equal to that of the retail brokered CD (hedged item). Under the swap agreements, Southwest is to pay variable interest payments on a monthly basis; fixed interest payments are to be received on the maturity date of the swap agreement, except for agreements that pay semi-annually. Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recorded as an adjustment of interest expense of the hedged item. The net cash flows related to fair value hedges increased interest expense on certificates of deposit by $31,000 for the three months ended March 31, 2007. All of the interest rate swaps outstanding at March 31, 2007 will expire within a twelve month period.

The following table provides information on Southwest’s derivative portfolio as of March 31, 2007 and December 31, 2006. Gross unrealized losses on derivatives are included in other liabilities.

		Gross Unrealized		Estimated
(Dollars in thousands)	Notional Amt	Gains	Losses	Fair Value

At December 31, 2006:
Fair-value hedges
Interest-rate swaps
Pay floating, receive fixed	$239,261	$—	$(166)	$(166)

	$239,261	$—	$(166)	$(166)

Weighted average floating pay rate	5.17%
Weighted average fixed receive rate	5.13%
Weighted average maturity in months	5

At March 31, 2007:

Fair-value hedges
Interest-rate swaps
Pay floating, receive fixed	$269,747	$—	$(72)	$(72)

	$269,747	$—	$(72)	$(72)

Weighted average floating pay rate	5.28%
Weighted average fixed receive rate	5.30%
Weighted average maturity in months	7
Southwest is exposed to credit risk on derivative instruments if the counterparty should fail to perform under the terms of the contract. Southwest manages credit risk through the use of comprehensive credit approval processes, the selection of only creditworthy counterparties, and effective collateral administration. The amount of credit exposure is limited to the net interest receivable and the fair market value of the derivative contracts in gain positions reduced by the value of any collateral pledged by the counterparty. As of March 31, 2007, the net credit exposure associated with derivative instruments totaled $5.6 million. The maximum net exposure to any one counterparty is $3.1 million. The notional amount of the swap position at March 31, 2007 is with two counterparties.
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
Southwest recorded $333,000 of share-based compensation expense for the three month period ended March 31, 2007, as required by the provisions of Financial Account Standards Board (“FASB”) Statement No. 123 (R), Share-Based Payment (“SFAS No. 123(R)”).
The share-based compensation is calculated using the accrual method, which treats each vesting tranche as a separate award and amortizes expense evenly from grant date to vest date for each tranche. This charge had no impact on Southwest’s reported cash flows. The deferred tax asset that was recorded related to this compensation expense was approximately $151,000.

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

				Expected
	Risk-Free	Expected		Option
	Interest	Dividend	Expected	Term
	Rate	Yield	Volatility	(in years)

First quarter 2007	4.51%	1.40%	29.58%	2.50
First quarter 2006	4.75%	1.49%	24.48%	2.50
A summary of option activity under the Stock Plans as of March 31, 2007, and changes during the three month period then ended, is presented below.

			Weighted
		Weighted	Average Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (dollars
	Options	Price	Life (Years)	in thousands)

Outstanding at December 31, 2006	860,010	$13.50

Granted	104,931	26.42
Exercised	(17,952)	7.75
Canceled/expired	—	—

Outstanding at March 31, 2007	946,989	$15.04	2.90	$14,242

Total exercisable at March 31, 2007	714,678	$14.14	2.56	$10,107
The weighted average grant date fair value of options granted during the three month period ended March 31, 2007, was $5.56 per share. The total intrinsic value of options exercised during the three month period ended March 31, 2007, was $360,000; the amount of cash received from those exercises was $112,000. All shares issued upon exercise of options during the three month period ended March 31, 2007, were issued out of treasury shares. The fair value of options that became vested during the quarter was $522,000.
A summary of the status of Southwest’s nonvested shares as of March 31, 2007, and changes during the three month period then ended is presented below.

	Shares	Weighted
	Issuable	Average
	Upon Exercise	Grant Date
	of Options	Fair Value

Nonvested Balance at December 31, 2006	238,300	$4.34

Granted	104,931	5.56
Vested	(110,920)	4.71
Forfeited	—	—

Nonvested Balance at March 31, 2007	232,311	$4.39

As of March 31, 2007, there was $615,000 of total unrecognized compensation expense related to stock option arrangements granted under the Stock Plans. This expense is expected to be recognized over a weighted average period of 2.5 years.
Restricted Stock
In March 2005, January 2006, and January 2007, nonemployee directors were awarded shares in restricted common shares (29,010 total shares) at grant date fair values of $19.75, $21.725, and $26.985, respectively. In March 2007, an employee was awarded 4,868 shares in restricted stock at grant date fair value of $26.395. During the first three months of 2007, $27,000 in compensation expense, net of tax, was recorded related to all restricted shares outstanding and is included in the compensation expense amounts for 2007; $17,000 in compensation expense, net of tax, was recorded in the first three months of 2006.
The restricted stock grants vest one-third on the first, second and third annual anniversaries of the date of grant provided the director/employee remains a director/employee of Southwest or a subsidiary on those dates. The restrictions on the shares expire three years after the award date. Southwest will continue to recognize compensation expense over the restricted periods.
NOTE 9: TAXES ON INCOME
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, was adopted on January 1, 2007. As a result of the implementation of Interpretation No. 48, Southwest recognized a cumulative effect adjustment of approximately $802,000 as a decrease in retained earnings. Including the cumulative effect adjustment, at the beginning of 2007, Southwest had approximately $1.8 million (net of federal benefit on state issues) of total unrecognized tax benefits. The balance of unrecognized tax benefits at March 31, 2007 was $2.0 million (net of federal benefit on state issues), that if recognized, would favorably affect the effective tax rate in any future periods.
Southwest recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of date of adoption, Southwest had accrued $562,000 in interest and penalties.
Southwest or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, Southwest is no longer subject to U.S. federal or state tax examinations for years before 2002.
Southwest is currently under audit by the State of Oklahoma for the 2002 tax year. It is likely that the examination phase of the audit will conclude in 2007, and it is possible a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.
NOTE 10: EARNINGS PER SHARE
Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury method. At March 31, 2007 and 2006, there were 128,431 and 17,500 antidilutive options to purchase common shares, respectively.
The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:

	For the three months
	ended March 31,
(Weighted average shares outstanding)	2007	2006

Weighted average common shares outstanding	14,263,698	14,075,998
Effect of dilutive securities	379,215	330,913

For calculation of diluted earnings per share	14,642,913	14,406,911

NOTE 11: OPERATING SEGMENTS
Southwest operates four principal segments: Oklahoma Banking, Other States Banking, Secondary Market, and Other Operations. The Oklahoma Banking segment consists of three operating units that provide lending and deposit services to customers in the state of Oklahoma. The Other States Banking segment consists of four operating units that provide lending and deposit services to the customers in the states of Texas and Kansas. The Secondary Market segment consists of two operating units: one that provides student lending services to post-secondary students in Oklahoma and several other states and the other that provides residential mortgage lending services to customers in Oklahoma, Texas, and Kansas. Other Operations includes Southwest’s fund management unit.
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
The Other Operations segment also includes SNB Investor Services and nonbank cash machine operations; these operations are discussed more fully in the 2006 Annual Report.
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
Beginning in the first quarter of 2007, capital is assigned and the credit allocated to each of the segments rather than remaining in the Other Operating Segment. The amounts for first quarter 2006 have been restated using the capital pricing methodology as well. The credit for capital is allocated based on the capital assignment methodology applied to each segment. This methodology assigns capital to each segment based on the mix of deposits, loans, securities, other assets or revenue and conceptually follows the Risk Based Capital Guidelines on assets. A ratio is calculated based on Credit Risk, Interest Rate Risk, Market Risk, Operational Risk and Liquidity Risk. This risk based ratio is also applied to the average balances of deposits, loans, securities, other assets or revenue in each segment in order to calculate an assigned capital amount. The credit for capital is then allocated to each segment based on the pro rata share of assigned capital.
By including capital as a funding component, each operating segment’s performance is more accurately reported leaving fewer unallocated dollars in the fund management unit.

The following table summarizes financial results by operating segment:

	For the Three Months Ended March 31, 2007
	Oklahoma	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Market	Operations	Company

Net interest income	$13,094	$8,991	$883	$(254)	$22,714
Provision for loan losses	696	1,165	—	—	1,861
Other income	1,746	292	1,223	79	3,340
Other expenses	7,178	4,584	941	4,128	16,831

Income (loss) before taxes	6,966	3,534	1,165	(4,303)	7,362
Taxes on income	2,682	1,449	412	(1,681)	2,862

Net income (loss)	$4,284	$2,085	$753	$(2,622)	$4,500

Fixed asset expenditures	$619	$69	$57	$116	$861
Total loans at period end	890,503	776,692	108,025	—	1,775,220
Total assets at period end	896,710	780,053	117,675	399,741	2,194,179

	For the Three Months Ended March 31, 2006
	Oklahoma	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Market	Operations	Company

Net interest income	$12,740	$6,809	$2,937	$(244)	$22,242
Provision for loan losses	1,452	1,224	—	—	2,676
Other income	1,826	287	1,009	846	3,968
Other expenses	7,253	3,067	1,239	1,631	13,190

Income (loss) before taxes	5,861	2,805	2,707	(1,029)	10,344
Taxes on income	2,176	1,031	1,013	(155)	4,065

Net income (loss)	$3,685	$1,774	$1,694	$(874)	$6,279

Fixed asset expenditures	$2	$82	$—	$935	$1,019
Total loans at period end	846,045	545,825	383,164	(53)	1,774,981
Total assets at period end	852,909	538,670	398,616	355,644	2,145,839
NOTE 12. ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED
In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements. Management continues to evaluate the impact and anticipates the adoption of the statement effective January 1, 2008.
In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Management continues to evaluate the impact and anticipates the adoption of the statement effective January 1, 2008.
NOTE 13. PENDING ACQUISITION
On February 2, 2007, Southwest signed an agreement to purchase the Bank of Kansas for a cash price of $15.25 million. Bank of Kansas has total assets of approximately $75 million, loans of approximately $40 million, deposits of approximately $65 million, and two banking offices in the Hutchinson, Kansas market. The acquisition, which is subject to regulatory and shareholder approval, is not expected to have a material effect on Southwest’s earnings or operations for 2007.

NOTE 14. CASH RECEIVABLE
Southwest previously disclosed that in December 2006 an armored transportation company failed to deliver to Stillwater National approximately $1.3 million in cash then due to it from certain ATMs owned by Cash Source, Inc. (“CSI”), a subsidiary of Stillwater National. CSI discovered other cash shortages arising from the same armored transportation company and Stillwater National removed all cash from the other CSI ATMs for which that company provided cash transportation. Earlier this year, Southwest determined that the maximum total potential cash shortage was $2.5 million, but at that time was unable to estimate the actual loss.
Stillwater National and CSI have filed legal action against the armored transportation company, its owners and others for the recovery of their funds and damages, have notified law enforcement and bank regulatory authorities and their insurers, and continue to investigate the possible locations of the missing cash and other means of recovery, including the extent of insurance coverage. Southwest’s investigations include, among other things, a continuing analysis of the armored transportation company and its affiliate’s records that were first obtained in the last week of March 2007. As a result of that analysis and other factors, including the inability to date of Southwest to locate any significant amount of the missing cash, Southwest estimated the amount of the loss to be the total amount of the receivable. Accordingly, Southwest has recorded a complete write-off of that amount as reflected in the financial statements for the first quarter of 2007. This amount does not reflect any potential recoveries or insurance proceeds. The financial statements also reflect related legal expenses incurred by Southwest in the first quarter of approximately $300,000. Southwest continues to vigorously pursue its investigation and efforts to recover the missing cash or otherwise mitigate its damages. Southwest is in the process of preparing its claims for insurance, which it intends to file in the second or early third quarter of 2007.
NOTE 15. SUBSEQUENT EVENT
On May 8, 2007, Stillwater National received the proceeds from the sale of 1,500,000 shares of common stock of a public corporation included in available for sale securities. This transaction was in response to an unsolicited offer to purchase such shares received in late April 2007. Stillwater National obtained these shares in connection with the restructuring of problem credits in October 2005. The sale of these shares resulted in a realization of a pre-tax gain of approximately $1.92 million which will be recorded in the second quarter of 2007. Stillwater National continues to hold 868,000 shares of the public corporation’s common stock.

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
GENERAL
Southwest Bancorp, Inc. (“Southwest”) is a financial holding company for the Stillwater National Bank and Trust Company (“Stillwater National”), SNB Bank of Wichita (“SNB Wichita”), Healthcare Strategic Support, Inc. (“HSSI”), and Business Consulting Group, Inc. (“BCG”). Through its subsidiaries, Southwest offers commercial and consumer lending, deposit and investment services, and specialized cash management, consulting and other financial services from offices in Oklahoma City, Stillwater, Tulsa, and Chickasha, Oklahoma; Austin, Dallas, Houston and San Antonio, Texas; and Kansas City and Wichita, Kansas; and on the Internet, through SNB DirectBanker®. Southwest’s banking philosophy is to provide a high level of customer service, a wide range of financial services, and products responsive to customer needs with a focus on serving healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate borrowers. This philosophy has led to the development of a line of deposit, lending, and other financial products that respond to professional and commercial customer needs for speed, efficiency, and information, and complement more traditional banking products. Such specialized financial services include integrated document imaging and cash management services designed to help our customers in the healthcare industry and other record-intensive enterprises operate more efficiently, and management consulting services through Southwest’s management consulting subsidiaries: HSSI, which serves physicians, hospitals, and healthcare groups, and BCG, which serves small and large commercial enterprises. Information regarding Southwest is available on line at www.oksb.com. Information regarding the products and services of Southwest’s subsidiaries is available on line at www.banksnb.com and www.snbwichita.com. The information on these websites is not a part of this report on form 10-Q.
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
Southwest’s expansion into the states of Kansas and Texas began in 2002. At March 31, 2007, these offices accounted for $776.7 million in loans (47% of portfolio loans and 44% of total loans, which include loans held for sale). During the first three months of 2007, these offices produced $2.1 million in net income (46% of the consolidated total), and $241.4 million in asset growth from March 31, 2006. In the second quarter of 2006, Southwest opened a loan production office in Houston, Texas which it plans to convert into a branch consistent with its established expansion strategy. In July 2006, Southwest completed the acquisition of the McMullen Bank, which adds two branches, one each in San Antonio and Tilden, Texas.
The Oklahoma Banking segment accounted for $4.3 million, or 95%, of consolidated year-to-date net income, up 36 percentage points from 59% for the first three months of 2006. The increase in the segment’s net income contribution was primarily the result of a decrease in the required provision for loan losses and an increase in the net interest income. Outstanding loans in the Oklahoma Banking Segment totaled $890.5 million at quarter end and decreased by $22.4 million, or approximately 2%, from December 31, 2006.
Southwest has a long history of student and residential mortgage lending. These operations comprise the Secondary Market business segment. During the first three months of 2007, this segment produced $753,000 in net income. Assets declined during the first three months of the year because, while originations of student loans totaled $56.6 million during the first quarter, sales proceeds totaled $136.1 million resulting in a 44% reduction in the balance of loans outstanding at quarter-end. The gain on sales of student loans in the first quarter was $956,000. Loan volumes in the Secondary Market segment may vary significantly from period to period.
Southwest also conducts general consumer banking operations, and may establish or acquire additional community banking offices in selected markets.
For additional information on Southwest’s operating segments, please see Note 10, Operating Segments, in the Notes to Unaudited Consolidated Financial Statements. The total of net income of the segments discussed above does not equal consolidated net income for the first three months of 2007 due to income and expenses allocated to the Other Operations segment, which provides funding and liquidity services to the rest of the organization
Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest became a public company in late 1993 with assets of approximately $434 million. At March 31, 2007, Southwest had total assets of $2.2 billion, deposits of $1.8 billion, and shareholders’ equity of $201.8 million.
FINANCIAL CONDITION
Total Assets and Investment Securities
Southwest’s total assets were $2.2 billion at March 31, 2007 and December 31, 2006.
Southwest’s investment security portfolio increased $4.3 million, or 2%, from $269.8 million at December 31, 2006, to $274.1 million at March 31, 2007. The increase occurred primarily in tax exempt securities, which increased $2.7 million, or 95%, during the first three months of 2007.
Loans
Total loans, including loans held for sale, were $1.8 billion at March 31, 2007, a less than 1% decrease from December 31, 2006. Southwest experienced increases in real estate construction, commercial, and other consumer loans, and decreases in commercial real estate mortgage, one-to-four family residential, and student loans.

Table 1 – Analysis of Loans and Leases
The following table presents the trends in the composition of the loan and lease portfolio at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2007	2006	$ Change	% Change

Real estate mortgage
Commercial	$582,440	$609,271	$(26,831)	(4.40)%
One-to-four family residential	83,312	91,441	(8,129)	(8.89)
Real estate construction	517,199	453,750	63,449	13.98
Commercial	457,838	424,189	33,649	7.93
Installment and consumer
Student loans	101,905	181,458	(79,553)	(43.84)
Other	32,526	31,081	1,445	4.65

Total loans	$1,775,220	$1,791,190	$(15,970)	(0.89)%

The composition of loans held for sale and reconciliation to total loans is shown in the following table.

	March 31,	December 31,
(Dollars in thousands)	2007	2006	$ Change	% Change

Loans held for sale:
Student loans	$101,905	$181,458	$(79,553)	(43.84)%
One-to-four family residential	4,113	4,654	(541)	(11.62)
Other loans held for sale	2,007	2,352	(345)	(14.67)

Total loans held for sale	108,025	188,464	(80,439)	(42.68)
Portfolio loans	1,667,195	1,602,726	64,469	4.02

Total loans	$1,775,220	$1,791,190	$(15,970)	(0.89)%

Southwest has no significant exposure to subprime loans.
Management determines the appropriate level of the allowance for loan losses using a systematic methodology. (See Note 6, “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments,” in the Notes to Unaudited Consolidated Financial Statements.) At March 31, 2007, the allowance for loan losses was $27.7 million, an increase of $435,000, or 2%, from the allowance for loan losses at December 31, 2006. This change is a result of growth in performing commercial and commercial real estate loans and an increase in the historical loss rate on performing secured commercial loans, offset in part by a decrease in the allowances on impaired loans and reductions in the allowance related to potential problem loans. At March 31, 2007, the allowance for loan losses was 1.56% of total loans, compared to 1.52% at year-end 2006. The unallocated allowance at March 31, 2007 was $2.3 million, or 8%, of the total allowance. Management believes the amount of the allowance is appropriate, given its systematic methodology of calculation. Changes in the amount of the allowance resulted from the application of that methodology, which is designed to estimate inherent losses on total loans in the portfolio, including those on nonperforming loans.
At March 31, 2007, the allowance for loan losses was $27.7 million, or 94.18% of nonperforming loans, compared to $27.3 million, or 92.97% of nonperforming loans, at December 31, 2006. (See “Results of Operations-Provision for Loan Losses.”)
At March 31, 2007, the reserve for unfunded loan commitments was $1.9 million, a $65,000, or 3%, decrease from the amount at December 31, 2006. This change is due to a decrease in the reserve on commitments related to potential problem loans, partially offset by an increase in the reserve on other loan commitments based on growth.

Deposits and Other Borrowings
Southwest’s deposits were $1.80 billion at March 31, 2007, an increase of $37.6 million, or 2%, from $1.77 billion at December 31, 2006. Increases occurred in interest-bearing demand, money market accounts, and other time deposits.
Table 2 – Analysis of Deposits
The following table presents the trends in the composition of deposits at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2007	2006	$ Change	% Change

Noninterest-bearing demand	$251,777	$254,415	$(2,638)	(1.04)%
Interest-bearing demand	63,741	55,396	8,345	15.06
Money market accounts	394,668	371,912	22,756	6.12
Savings accounts	11,196	11,273	(77)	(0.68)
Time deposits of $100,000 or more	646,668	648,664	(1,996)	(0.31)
Other time deposits	435,131	423,951	11,180	2.64

Total deposits	$1,803,181	$1,765,611	$37,570	2.13%

Stillwater National has unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Citigroup Global Markets, Inc., Wachovia Securities LLC, UBS Financial Services, Inc., RBC Dain Rauscher, Morgan Stanley & Co., Inc., and CountryWide Securities that total $1.6 billion. At March 31, 2007, $355.2 million in these retail certificates of deposit were included in time deposits of $100,000 or more, a decrease of $9.6 million, or 3%, from year-end 2006.
Other borrowings decreased $14.9 million, or 11%, to $123.2 million during the first three months of 2007 as the company relied on more traditional sources of funds.
Shareholders’ Equity
Shareholders’ equity increased $4.3 million, or 2%, due primarily to earnings of $4.5 million for the first three months of 2007, offset by dividends declared totaling $1.3 million. Sales of common stock through the dividend reinvestment plan, the employee stock purchase plan, and share based compensation plans contributed an additional $978,000 to shareholders’ equity in the first three months of 2007, including tax benefits realized by Southwest relating to option exercises. Implementation of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, reduced shareholders’ equity by $802,000. Net unrealized holding losses on available for sale investment securities (net of tax) decreased to a loss of $826,000 at March 31, 2007, compared to a loss of $1.7 million at December 31, 2006.
At March 31, 2007, Southwest, Stillwater National and SNB Wichita continued to exceed all applicable regulatory capital requirements. See “Capital Resources” on page 29.
RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 and 2006
Net income for the first quarter of 2007 of $4.5 million represented a decrease of $1.8 million, or 28%, from the $6.3 million earned in the first quarter of 2006. Diluted earnings per share were $0.31 compared to $0.44, a 30% decrease. The decrease in quarterly net income was the result of a $3.6 million (28%) increase in other expense and a $628,000 (16%) decrease in other income, offset in part by a $472,000 (2%) increase in net interest income, an $815,000 (30%) decrease in provision for loan losses, and a $1.2 million (30%) decrease in income taxes. Net income for the quarter included the effects of the $2.5 million write-off of the receivable for cash described in Note 14, approximately $300,000 in related legal expenses incurred in its ongoing investigation and collection efforts, and a $450,000 investment impairment charge reflected in securities losses.
(See Note 13. Cash Receivable.)

The $472,000 increase in net interest income for the quarter was primarily the result of increased loan yields and a $40.7 million increase in average loan volume, offset in part by higher rates on interest bearing deposits and liabilities. Although the provision for loan losses decreased, the allowance for loan losses increased to 1.56% of total loans at quarter end, up from 1.52% at year end and 1.39% at March 31, 2006. The decrease in other income was mainly the result of a $570,000 decrease in service charges mainly due to the decrease in the number of ATMs owned by CSI, a $185,000 increase in net securities losses, mostly due to the $450,000 investment impairment charge, and a $207,000 decline in other noninterest income, offset in part by a $303,000 increase in gains on sales of loans. The decline in ATM charges related to reduced operations of CSI. Although CSI’s ATM fees decreased in the first quarter, CSI did not produce a significant contribution to net income in the first quarter 2006 or the year ended December 31, 2006, and the reduction in its owned ATMs will not have a significant effect on future net income. In addition during the first quarter 2007 Southwest recorded a securities loss of $448,000 due to the other than temporary impairment of certain equity securities of one issuer.
On an operating segment basis, the decrease in net income was led by a $941,000 reduction from the Secondary Market segment and a $1.7 million decrease from the Other Operations segment partially offset by a $599,000 increase from the Oklahoma Banking segment, a $311,000 increase from the Other States Banking segment. The contribution from the Secondary Market segment may vary significantly from period to period.
Net Interest Income
Table 3 – Net Interest Income

	For the three months
	ended March 31,
(Dollars in thousands)	2007	2006	$ Change	% Change

Interest income:
Loans	$40,286	$36,718	$3,568	9.72%
Investment securities:
U.S. government and agency obligations	2,138	2,196	(58)	(2.64)
Mortgage-backed securities	292	245	47	19.18
State and political subdivisions	43	33	10	30.30
Other securities	206	196	10	5.10
Other interest-earning assets	65	20	45	225.00

Total interest income	43,030	39,408	3,622	9.19

Interest expense:
Interest-bearing demand deposits	81	63	18	28.57
Money market accounts	3,962	3,748	214	5.71
Savings accounts	20	5	15	300.00
Time deposits of $100,000 or more	8,132	6,182	1,950	31.54
Other time deposits	5,028	3,407	1,621	47.58
Other borrowings	2,131	2,889	(758)	(26.24)
Subordinated debentures	962	872	90	10.32

Total interest expense	20,316	17,166	3,150	18.35

Net interest income	$22,714	$22,242	$472	2.12%

Net interest income is the difference between the interest income Southwest earns on its loans, investments, and other interest-earning assets, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Because different types of assets and liabilities owned by Southwest may react differently, and at different times, to changes in market interest rates, net interest income is affected by changes in market interest rates. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase of market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income.
Yields on Southwest’s interest-earning assets increased 54 basis points, and the rates paid on Southwest’s interest-bearing liabilities increased 79 basis points, resulting in a decrease in the interest rate spread to 3.49% for the first quarter of 2007 from 3.74% for the first quarter of 2006. During the same periods, annualized net interest margin remained constant at 4.34% and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 121.84% from 117.87%.
The increase in interest income was the result of the 54 basis point increase in the yield earned on interest-earning assets and the $44.0 million, or 2%, increase in average interest-earning assets. Southwest’s average loans increased $40.7 million, or 2%, and the related yield increased to 8.85% for the first quarter of 2007 from 8.24% in 2006. During the same period, average investment securities increased $51,000, or less than 1%, and the related yield increased to 3.99% from 3.98% in 2006.
The increase in total interest expense can be attributed to the 79 basis point increase in the rates paid on interest-bearing liabilities and offset in part by the $21.4 million, or 1%, decrease in average interest-bearing liabilities. The increase in interest expense on subordinated debentures is due to rate increases on the two variable rate issuances of subordinated debentures. Rates paid on deposits increased 84 basis points, while average interest-bearing deposits increased $71.2 million, or 5%.

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
Table 4 – Effect of Volume and Rate Changes on Net Interest Income

	For the first three months of
(Dollars in thousands)	2007 vs. 2006
	Increase	Due to Change
	Or	In Average:
	(Decrease)	Volume	Rate
Interest earned on:
Loans receivable (1)	$3,568	$841	$2,727
Investment securities	9	1	8
Other interest-earning assets	45	40	5

Total interest income	3,622	848	2,774

Interest paid on:
Interest-bearing demand	18	6	12
Money market accounts	214	(261)	475
Savings accounts	15	2	13
Time deposits	3,571	928	2,643
Other borrowings	(758)	(1,090)	332
Subordinated debentures	90	—	90

Total interest expense	3,150	(211)	3,361

Net interest income	$472	$1,059	$(587)

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
Table 5 – Consolidated Average Balances, Yields and Rates
The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the three months ended March 31,
(Dollars in thousands)	2007		2006
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate

Assets
Total loans	$1,846,844	8.85%	$1,806,159	8.24%
Investment securities	272,139	3.99	272,088	3.98
Other interest-earning assets	5,210	5.06	1,918	4.23

Total interest-earning assets	2,124,193	8.22	2,080,165	7.68
Other assets	81,727		96,913

Total assets	$2,205,920		$2,177,078

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$60,462	0.54%	$55,455	0.46%
Money market accounts	371,496	4.33	397,990	3.82
Savings accounts	11,106	0.73	8,890	0.23
Time deposits	1,078,439	4.95	987,972	3.94

Total interest-bearing deposits	1,521,503	4.59	1,450,307	3.75
Other borrowings	175,514	4.92	268,112	4.37
Subordinated debentures	46,393	8.29	46,393	7.52

Total interest-bearing liabilities	1,743,410	4.73	1,764,812	3.94
Noninterest-bearing demand deposits	238,532		219,108
Other liabilities	22,080		17,266
Shareholders’ equity	201,898		175,892

Total liabilities and shareholders’ equity	$2,205,920		$2,177,078

Interest rate spread		3.49%		3.74%

Net interest margin (1)		4.34%		4.34%

Ratio of average interest-earning assets to average interest-bearing liabilities	121.84%		117.87%

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
The allowance for loan losses of $27.7 million increased $435,000, or 2%, from year-end 2006. A provision for loan losses of $1.9 million was recorded in the first three months of 2007, a decrease of $815,000, or 30%, from the first three months of 2006. (See Note 6, “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments,” in the Notes to Unaudited Consolidated Financial Statements.)

At March 31, 2007, the reserve for unfunded loan commitments was $1.9 million, a $65,000, or 3%, decrease from the amount reported at December 31, 2006. This reserve is included in other liabilities. The related provision for unfunded loan commitments is a component of general and administrative expense. (See Note 6, “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments,” in the Notes to Unaudited Consolidated Financial Statements.)
Table 6 – Other Income
Other Income

	For the three months
	ended March 31,
(Dollars in thousands)	2007	2006	$ Change	% Change

Other income:
ATM service charges	$318	$888	$(570)	(64.19)%
Other service charges	1,509	1,507	2	0.13
Other customer fees	408	379	29	7.65
Other noninterest income	345	552	(207)	(37.50)
Gain on sales of loans receivable:
Student loan sales	956	687	269	39.16
Mortgage loan sales	160	169	(9)	(5.33)
All other loan sales	92	49	43	87.76
Gain (loss) on sales of securities	(448)	(263)	(185)	70.34

Total other income	$3,340	$3,968	$(628)	(15.83)%

ATM service charges decreased $570,000 mainly due to the decrease in the number of ATMs owned and the decline in other noninterest income was the result of a decrease in consulting income.
Gains on sales of loans is a reflection of the activity in the student, mortgage and commercial lending areas discussed elsewhere in this report.
During the first quarter 2007 Southwest recorded a securities loss of $448,000 due to the other than temporary impairment of certain equity securities of one issuer.
Southwest’s multi-state ATM network operated 39 ATM machines in 3 states at March 31, 2007, compared to 297 ATM machines in 30 states at March 31, 2006. The decrease was a result of a reduction in ATMs owned by CSI described above.
Table 7 — Other Expense
Other Expense

	For the three months
	ended March 31,
(Dollars in thousands)	2007	2006	$ Change	% Change

Other expense:
Salaries and employee benefits	$8,125	$7,240	$885	12.22%
Occupancy	2,403	2,567	(164)	(6.39)
FDIC and other insurance	123	127	(4)	(3.15)
Other real estate (net)	(69)	108	(177)	(163.89)
General and administrative	6,249	3,148	3,101	98.51

Total other expense	$16,831	$13,190	$3,641	27.60%

Salaries and employee benefits increased $885,000 primarily as a result of normal compensation increases, incentive based accruals, an increase in the number of employees, and recruitment expenses in connection with the market expansion. The number of full-time equivalent employees increased from 390 at the end of the first quarter of 2006 to 443 at the end of the first quarter of 2007.
The occupancy expense decreased due to a decrease in data processing of $208,000 and decreased amortization of maintenance contracts of $52,000 offset in part by increases in depreciation of $18,000, building rental expense of $48,000 and utilities and other services of $31,000.
The increase in general and administrative expense was mainly the result of the previously described cash receivable write-off of $2.5 million and related legal expense of $300,000.
* * * * * * *

Taxes on Income
Southwest’s income tax expense was $2.9 million and $4.1 million for the first three months of 2007 and 2006, respectively, a decrease of $1.2 million, or 30%.
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
Southwest, Stillwater National, and SNB Wichita have available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank (“FRB”), the Student Loan Marketing Association (“Sallie Mae”), the Federal Home Loan Bank of Topeka (“FHLB”), and Frost Bank (“Frost”). Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $14,000 at March 31, 2007. Stillwater National has approved federal funds purchase lines totaling $345.0 million with twelve banks; $13.8 million was outstanding on these lines at March 31, 2007. In addition, Stillwater National has available a $200.0 million line of credit from Sallie Mae and a $391.2 million line of credit from the FHLB; SNB Wichita also has a $12.4 million line of credit from the FHLB. Borrowings under the Sallie Mae line would be secured by student loans. Borrowings under the FHLB lines are secured by investment securities and loans. The Sallie Mae line expired April 30, 2007; no amount was outstanding on this line at March 31, 2007. The Stillwater National FHLB line of credit had an outstanding balance of $76.5 million at March 31, 2007; the SNB Wichita line of credit had no amount outstanding at March 31, 2007.
See also “Deposits and Other Borrowings” on page.
Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of U.S. government agency obligations, which are designated as pledged with Stillwater National’s safekeeping agent. These transactions are for one to four day periods.
During the first three months of 2007, the only categories of other borrowings whose averages exceeded 30% of ending shareholders’ equity were repurchase agreements and funds borrowed from the FHLB.
Table 8 — Repurchase Agreements and Funds Borrowed from the FHLB

	March 31, 2007		March 31, 2006
		Funds		Funds
	Repurchase	Borrowed	Repurchase	Borrowed
(Dollars in thousands)	Agreements	from the FHLB	Agreements	from the FHLB

Amount outstanding at end of period	$45,198	$76,500	$42,293	$134,695
Weighted average rate paid at end of period	4.17%	5.05%	3.55%	4.51%
Average Balance:
For the three months ended	$41,083	$80,859	$38,746	$166,754
Average Rate Paid:
For the three months ended	4.17%	5.03%	3.55%	4.50%
Maximum amount outstanding at any month end	$45,198	$86,500	$43,094	$185,040
Compared to the first three months of 2006, cash and cash equivalents increased by $46.9 million, or 90%, to $99.2 million. This increase was the net result of cash provided from financing activities of $21.0 million, (primarily from an increase in deposits, partially offset by a decline in borrowings) and cash provided from operating activities of $91.8 million, offset in part by cash used in net loan origination and other investing activities of $71.2 million.
During the first three months of 2006, cash and cash equivalents increased by $2.1 million, or 4%, to $52.3 million. This increase was the net result of cash provided from financing activities of $40.9 million, (primarily from an increase in deposits) and cash provided from operating activities of $8.0 million, offset in part by cash used in net loan origination and other investing activities of $46.8 million.
CAPITAL RESOURCES
Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines. At March 31, 2007, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.68%, a Tier I risk-based capital ratio of 12.44%, and a leverage ratio of 11.12%. As of March 31, 2007, Stillwater National and SNB Wichita also met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National or SNB Wichita by Federal bank or thrift regulators.
Southwest declared a dividend of $.0925 per common share payable on April 2, 2007 to shareholders of record as of March 18, 2007.

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
The earnings simulation model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows, and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate the effect of rate changes on net interest income or the economic value of equity. Actual results differ from simulated results due to timing, cash flows, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.
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

Table 9 — Net Interest Income at Risk
Estimated Changes in Net Interest Income

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp	(100) bp	(200) bp	(300) bp

Policy Limit	(18.00)%	(10.00)%	(5.00)%	(5.00)%	(10.00)%	(18.00)%
March 31, 2007	+ 13.41%	+ 6.73%	+ 1.79%	(2.67)%	(6.20)%	(10.45)%
December 31, 2006	+ 12.02%	+ 6.15%	+ 1.96%	(2.80)%	(6.56)%	(11.14)%
The Net Interest Income at Risk position improved in all decreasing interest rate scenarios when compared to the December 31, 2006 risk position. In a rising interest rate environment, Southwest’s net interest income improves in all interest rate scenarios. When the rising interest rate scenarios are compared to December 31, 2006, the percentage of increase in net interest income improved in the +200 bp and +300 bp scenarios while declining modestly in the +100 bp scenario. All of the above measures of net interest income at risk remain well within prescribed policy limits. Although assumed unlikely by Southwest’s asset/liability committee, Southwest’s largest exposure to changes in interest rate is in the (300 bp) scenario with a measure of (10.45%) at March 31, 2007, an improvement of 69 percentage points from December 31, 2006 level of (11.14%). The reduction in net interest income at risk is a result of Southwest’s asset/liability committee’s desire to reduce the exposure to changes in interest rate given the increased uncertainty in the direction and level of interest rates.
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
Changes from December 31, 2006 to March 31, 2007 are primarily due to the impact of interest rate hedges first introduced in February of 2006.
Table 10 — Economic Value of Equity
Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp	(100) bp	(200) bp	(300) bp

Policy Limit	(35.00)%	(20.00)%	(10.00)%	(10.00)%	(20.00)%	(35.00)%
March 31, 2007	(7.45)%	(4.71)%	(1.36)%	+ 0.80%	+ 1.26%	+ 1.21%
December 31, 2006	(7.68)%	(4.90)%	(1.52)%	+ 0.97%	+ 1.40%	+ 1.10%
During the first quarter the economic value of equity measure improved in all increasing interest rate scenarios when compared to the December 31, 2006 percentages. In a decreasing interest rate environment the percentage improvement in the economic value of equity decreased in the (100 bp) and (200 bp) scenarios while increasing in the (300 bp) scenario. Southwest’s largest exposure to change in economic value of equity is the +300 bp scenario which improved 23 percentage points to (7.45%) on March 31, 2007 from December 31, 2006 value of (7.68%). The economic value of equity ratio in all scenarios remains well within Southwest’s Asset and Liability Management Policy limits.
Changes from December 31, 2006 to March 31, 2007 are primarily due to the increased usage of interest rate hedges which were first introduced in February of 2006.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of March 31, 2007. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of March 31, 2007.
First Three Months 2007 Changes in Internal Control over Financial Reporting
No change occurred during the first three months of 2007 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.

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

PART II. OTHER INFORMATION
Item 1. Legal proceedings
      None
Item 1A. Risk Factors
In our annual report on Form 10-K we stated that we may be unable to recover $2.5 million in cash that an armored transportation company failed to deliver, and that failure to recover this cash could result in a loss to us that was not reflected in our 2006 financial statements. Due to our investigation, we have become able to estimate the loss with respect to this receivable as the total of $2.5 million, and have recorded that loss in our results for the quarter ended March 31, 2007. We have not recorded an estimate of potential recoveries or insurance proceeds, however. Our investigation is continuing. We cannot yet reasonably estimate the amount of any such recoveries or proceeds that may ultimately result from our efforts.
There were no other material changes in risk factors during the first three months of 2007 from those disclosed in Southwest’s Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered sales of equity securities and use of proceeds
There were no unregistered sales of equity securities by Southwest during the quarter ended March 31, 2007.
There were no purchases of Southwest’s common stock by or on behalf of Southwest or any affiliated purchasers of Southwest (as defined in Securities and Exchange Commission Rule 10b-18) during the three months ended March 31, 2007.
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
SOUTHWEST BANCORP, INC.
(Registrant)

By:	/s/ Rick Green Rick Green	May 9, 2007 Date
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kerby Crowell Kerby Crowell	May 9, 2007 Date
Executive Vice President, Chief Financial
Officer and Secretary
(Principal Financial Officer)