Form 10-Q
period 2007-06-30
SOUTHWEST BANCORP INC
filed 2007-08-07
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
14,335,711 (8/3/07)

SOUTHWEST BANCORP, INC.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
(Dollars in thousands)	2007	2006

Assets
Cash and due from banks	$34,754	$46,618
Federal funds sold	—	11,000

Cash and cash equivalents	34,754	57,618
Investment securities:
Held to maturity, fair value $5,260 (2007) and $1,621 (2006)	5,333	1,630
Available for sale, amortized cost $261,486 (2007) and $258,742 (2006)	259,982	255,904
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	12,719	12,315
Loans held for sale	73,011	188,464
Loans receivable, net of allowance for loan losses of $28,054 (2007) and $27,293 (2006)	1,741,474	1,575,433
Accrued interest receivable	19,871	24,269
Premises and equipment, net	21,889	21,818
Other real estate	1,508	1,873
Goodwill	1,213	1,213
Other intangible assets, net	2,926	3,069
Other assets	21,325	27,022

Total assets	$2,196,005	$2,170,628

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand	$248,285	$254,415
Interest-bearing demand	63,758	55,396
Money market accounts	487,096	371,912
Savings accounts	11,017	11,273
Time deposits of $100,000 or more	571,584	648,664
Other time deposits	442,066	423,951

Total deposits	1,823,806	1,765,611
Accrued interest payable	10,424	13,260
Income tax payable	3,066	1,136
Other liabilities	8,570	8,624
Other borrowings	95,561	138,094
Subordinated debentures	46,393	46,393

Total liabilities	1,987,820	1,973,118
Shareholders’ equity:
Common stock — $1 par value; 20,000,000 shares authorized; 14,658,042 shares issued and outstanding	14,658	14,658
Paid in capital	46,329	45,901
Retained earnings	154,089	146,197
Accumulated other comprehensive loss	(957)	(1,738)
Treasury stock, at cost; 329,570 (2007) and 417,535 (2006) shares	(5,934)	(7,508)

Total shareholders’ equity	208,185	197,510

Total liabilities & shareholders’ equity	$2,196,005	$2,170,628

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands, except earnings per share data)	2007	2006	2007	2006

Interest income:
Interest and fees on loans	$39,578	$39,047	$79,864	$75,765
Investment securities:
U.S. government and agency obligations	2,142	2,192	4,280	4,388
Mortgage-backed securities	334	246	626	491
State and political subdivisions	49	33	92	66
Other securities	322	234	528	430
Other interest-earning assets	115	60	180	80

Total interest income	42,540	41,812	85,570	81,220

Interest expense:
Interest-bearing demand	98	78	179	141
Money market accounts	4,743	4,227	8,705	7,975
Savings accounts	21	6	41	11
Time deposits of $100,000 or more	7,781	7,478	15,913	13,660
Other time deposits	5,250	3,943	10,278	7,350
Other borrowings	1,089	2,275	3,220	5,164
Subordinated debentures	975	944	1,937	1,816

Total interest expense	19,957	18,951	40,273	36,117

Net interest income	22,583	22,861	45,297	45,103

Provision for loan losses	2,107	3,316	3,968	5,992

Other income:
Service charges and fees	2,306	3,009	4,541	5,783
Other noninterest income	429	527	774	1,079
Gain on sales of loans	800	1,040	2,008	1,945
Gain (loss) on securities	1,919	(71)	1,471	(334)

Total other income	5,454	4,505	8,794	8,473

Other expense:
Salaries and employee benefits	8,358	7,788	16,483	15,028
Occupancy	2,388	2,430	4,791	4,997
FDIC and other insurance	140	124	263	251
Other real estate (net)	(41)	26	(110)	134
General and administrative	3,963	3,484	10,212	6,632

Total other expense	14,808	13,852	31,639	27,042

Income before taxes	11,122	10,198	18,484	20,542
Taxes on income	4,281	3,572	7,143	7,637

Net income	$6,841	$6,626	$11,341	$12,905

Basic earnings per share	$0.48	$0.46	$0.80	$0.91
Diluted earnings per share	$0.47	$0.45	$0.78	$0.89
Cash dividends declared per share	$0.0925	$0.0825	$0.1850	$0.1650

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months
	ended June 30,
(Dollars in thousands)	2007	2006

Operating activities:
Net income	$11,341	$12,905
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	3,968	5,992
Deferred tax benefit	(722)	(1,337)
Fixed asset depreciation and amortization	1,436	1,428
Securities premium amortization (discount accretion), net	(14)	32
Amortization of intangibles	326	188
Stock based compensation expense	582	579
Net (gain) loss on investment securities	(1,471)	334
Net gain on sales of loans	(2,008)	(1,945)
Net (gain) loss on sales of premises/equipment	2	(22)
Net gain on other real estate owned, net	(11)	(245)
Proceeds from sales of residential mortgage loans	27,982	33,280
Residential mortgage loans originated for resale	(25,930)	(33,270)
Proceeds from sales of student loans	201,111	450,966
Student loans originated for resale	(86,213)	(385,403)
Net change in assets and liabilities:
Accrued interest receivable	4,398	(2,888)
Other assets	4,703	(2,198)
Income taxes payable	2,327	1,477
Excess tax benefit from share-based payment arrangements	(397)	(606)
Accrued interest payable	(2,836)	1,662
Other liabilities	(291)	500

Net cash provided by operating activities	138,283	81,429

Investing activities:
Proceeds from sales of available for sale securities	1,919	—
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	—	1,001
Available for sale securities	5,624	3,084
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(404)	(2,244)
Purchases of held to maturity securities	(3,700)	(1,095)
Purchases of available for sale securities	(8,388)	(4,472)
Loans originated and principal repayments, net	(169,494)	(108,302)
Purchases of premises and equipment	(1,537)	(1,470)
Proceeds from sales of premises and equipment	38	86
Proceeds from sales of other real estate owned	449	5,837

Net cash used in investing activities	(175,493)	(107,575)

Financing activities:
Net increase in deposits	58,195	106,954
Net decrease in other borrowings	(42,533)	(33,604)
Net proceeds from issuance of common stock	782	1,425
Excess tax benefit from share-based payment arrangements	397	606
Common stock dividends paid	(2,495)	(2,217)

Net cash provided from financing activities	14,346	73,164

Net increase (decrease) in cash and cash equivalents	(22,864)	47,018
Cash and cash equivalents,
Beginning of period	57,618	50,277

End of period	$34,754	$97,295

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury	Shareholders’
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Loss	Stock	Equity

Balance, January 1, 2007	14,658,042	$14,658	$45,901	$146,197	$(1,738)	$(7,508)	$197,510

Cash dividends declared:
Common, $0.185 per share, and other dividends	—	—	—	(2,646)	—	—	(2,646)
Common stock issued:
Employee Stock Option Plan	—	—	(585)	—	—	1,270	685
Employee Stock Purchase Plan	—	—	15	—	—	35	50
Dividend Reinvestment Plan	—	—	15	—	—	32	47
Restricted Stock	—	—	108	—	—	237	345
Adjustment related to adoption of FIN 48	—	—	—	(803)	—	—	(803)
Tax benefit related to exercise of stock options	—	—	397	—	—	—	397
Stock Compensation Expense	—	—	478	—	—	—	478
Other comprehensive income (loss), net of tax	—	—	—	—	781	—	781
Net income	—	—	—	11,341	—	—	11,341

Balance, June 30, 2007	14,658,042	$14,658	$46,329	$154,089	$(957)	$(5,934)	$208,185

The accompanying notes are an integral part of this statement.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands)	2007	2006	2007	2006

Net income	$6,841	$6,626	$11,341	$12,905

Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities	1,764	(958)	2,805	(2,052)
Reclassification adjustment for (gains) losses arising during the period	(1,919)	71	(1,471)	334

Other comprehensive income (loss), before tax	(155)	(887)	1,334	(1,718)
Tax (expense) benefit related to items of other comprehensive income (loss)	24	343	(553)	667

Other comprehensive income (loss), net of tax	(131)	(544)	781	(1,051)

Comprehensive income	$6,710	$6,082	$12,122	$11,854

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1: GENERAL
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal recurring adjustments. The results of operations for the three and six months ended June 30, 2007, and the cash flows for the six months ended June 30, 2007, should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2006.
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
NOTE 4: INVESTMENT SECURITIES
The following table presents securities with gross unrealized losses and fair value by length of time that the individual securities had been in a continuous unrealized loss position at June 30, 2007. Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
			Loss Existing for:
	Number of	Amortized	Less Than	More Than	Fair
(Dollars in thousands)	Securities	Cost	12 Months	12 Months	Value

Held to Maturity:
U.S. government obligations	1	1,000	(2)	—	998
Obligations of state and political subdivisions	4	4,333	(47)	(24)	4,262

Total	5	5,333	(49)	(24)	5,260

Available for Sale:
Federal agency securities	90	217,427	—	(2,925)	214,502
Obligations of state and political subdivisions	1	1,250	—	(27)	1,223
Mortgage-backed securities	56	25,382	(107)	(134)	25,141

Total	147	244,059	(107)	(3,086)	240,866

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
NOTE 5: LOANS AND OTHER REAL ESTATE
Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Kansas and Texas. Its commercial lending operations are concentrated in the Oklahoma City, Stillwater, and Tulsa areas of Oklahoma; in the Austin, Dallas, Houston, and San Antonio areas of Texas; and in the Kansas City and Wichita areas of Kansas. As a result, the collectibility of Southwest’s loan portfolio can be affected by changes in the economic conditions in these three states and in those metropolitan areas. At June 30, 2007 and December 31, 2006, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets, or were guaranteed by agencies of the United States government or, in the case of private student loans, insured by a private insurer.
As of June 30, 2007, approximately $521.6 million, or 29%, of Southwest’s loan portfolio consisted of loans to individuals and businesses in the healthcare industry. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% or more of total loans.
Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates. Total nonaccrual loans decreased $4.1 million from December 31, 2006, and total nonperforming loans decreased $5.1 million. The decrease in nonperforming loans is due primarily to one relationship returning to accrual status. Total nonperforming assets of $25.8 million (which includes other real estate owned) decreased $5.5 million from year-end 2006.

	At	At
(Dollars in thousands)	June 30, 2007	December 31, 2006

Nonaccrual loans (1)	$22,633	$26,735
Past due 90 days or more	1,625	2,622

Total nonperforming loans	24,258	29,357
Other real estate owned	1,508	1,873

Total nonperforming assets	$25,766	$31,230

Nonperforming loans to loans receivable	1.32%	1.64%
Allowance for loan losses to nonperforming loans	115.65%	92.97%
Nonperforming assets to loans receivable and other real estate owned	1.40%	1.74%

(1)	The government-guaranteed portion of loans included in these totals was $1.3 million (2007) and $1.4 million (2006)
All of the nonaccruing assets are subject to regular tests for impairment as part of Southwest’s allowance for loan losses methodology (see Note 6).
During the first six months of 2007, no interest income was received on nonaccruing loans. If interest on those loans had been accrued for the six months ended June 30, 2007, additional total interest income of $865,000 would have been recorded.

NOTE 6: ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LOAN COMMITMENTS
Activity in the allowance for loan losses is shown below for the indicated periods.

	For the six	For the	For the six
	months ended	year ended	months ended
(Dollars in thousands)	June 30, 2007	December 31, 2006	June 30, 2006

Balance at beginning of period	$27,293	$23,812	$23,812
Loans charged-off:
Real estate mortgage	1,550	708	504
Real estate construction	5	445	204
Commercial	1,870	7,393	2,872
Installment and consumer	178	379	72

Total charge-offs	3,603	8,925	3,652
Recoveries:
Real estate mortgage	24	414	73
Commercial	363	403	104
Installment and consumer	9	24	12

Total recoveries	396	841	189

Net loans charged-off	3,207	8,084	3,463
Provision for loan losses	3,968	11,565	5,992

Balance at end of period	$28,054	$27,293	$26,341

Loans outstanding:
Average	$1,820,792	$1,830,996	$1,817,383
End of period	1,842,539	1,791,190	1,776,182
Net charge-offs to total average loans (annualized)	0.36%	0.44%	0.38%
Allowance for loan losses to total loans (end of period)	1.52%	1.52%	1.48%
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
There were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance during the first six months of 2007. Southwest determined the level of the allowance for loan losses at June 30, 2007 was appropriate, based on that methodology.
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
The reserve for unfunded loan commitments was $2.0 million, $1.9 million and $1.6 million at June 30, 2007, December 31, 2006, and June 30, 2006, respectively. The reserve, which is included in other liabilities on Southwest’s statement of financial condition, is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.
NOTE 7: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Fair Value Hedges
Southwest uses interest rate swaps in order to offset changes in fair value of fixed rate deposits that occur during periods of interest rate volatility. Southwest is able to demonstrate an effective hedging relationship between derivatives and matched items by proving that their changes in fair values substantially offset. Southwest enters into interest rate swap agreements with the objective of converting the fixed interest rate on retail brokered CDs to a variable interest rate. The swap agreements require Southwest to pay a variable rate of interest based on a spread to the one-month London Interbank Offered Rate (“LIBOR”) and to receive a fixed rate of interest equal to that of the retail brokered CD (hedged item). Under the swap agreements, Southwest is to pay variable interest payments on a monthly basis; fixed interest payments are to be received on the maturity date of the swap agreement, except for agreements that pay semi-annually. Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recorded as an adjustment of interest expense of the hedged item. The net cash flows related to fair value hedges increased interest expense on certificates of deposit by $43,000 for the six months ended June 30, 2007. All of the interest rate swaps outstanding at June 30, 2007 will expire within a twelve month period.

The following table provides information on Southwest’s derivative portfolio as of June 30, 2007 and December 31, 2006. Gross unrealized losses on derivatives are included in other liabilities.

		Gross Unrealized		Estimated
(Dollars in thousands)	Notional Amt	Gains	Losses	Fair Value

At June 30, 2007:

Fair-value hedges
Interest-rate swaps
Pay floating, receive fixed	$209,958	$—	$(273)	$(273)

	$209,958	$—	$(273)	$(273)

Weighted average floating pay rate	5.29%
Weighted average fixed receive rate	5.34%
Weighted average maturity in months	7

At December 31, 2006:

Fair-value hedges
Interest-rate swaps
Pay floating, receive fixed	$239,261	$—	$(166)	$(166)

	$239,261	$—	$(166)	$(166)

Weighted average floating pay rate	5.17%
Weighted average fixed receive rate	5.13%
Weighted average maturity in months	5
Southwest is exposed to credit risk on derivative instruments if the counterparty should fail to perform under the terms of the contract. Southwest manages credit risk through the use of comprehensive credit approval processes, the selection of only creditworthy counterparties, and effective collateral administration. The amount of credit exposure is limited to the net interest receivable and the fair market value of the derivative contracts in gain positions reduced by the value of any collateral pledged by the counterparty. As of June 30, 2007, the net credit exposure associated with derivative instruments totaled $4.6 million. The maximum net exposure to any one counterparty is $3.6 million. The notional amount of the swap position at June 30, 2007 is with two counterparties.
NOTE 8: SHARE-BASED COMPENSATION
The Southwest Bancorp, Inc. 1994 Stock Option Plan and 1999 Stock Option Plan (the “Stock Plans”) provide directors and selected key employees with the opportunity to acquire common stock through grants of options exercisable for common stock and other stock based awards.
Stock Options
The exercise price of all stock options granted under the Stock Plans is the fair market value on the grant date. Depending upon terms of the stock option agreements, stock options generally become exercisable on an annual basis and expire from five to ten years after the date of grant.
In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), Southwest recorded $478,000 of share-based compensation expense for the six month period ended June 30, 2007 related to outstanding stock options.
The share-based compensation is calculated using the accrual method, which treats each vesting tranche as a separate award and amortizes expense evenly from grant date to vest date. This charge had no impact on Southwest’s reported cash flows. The deferred tax asset that was recorded related to this compensation expense was approximately $158,000.

For purposes of the disclosure in the following table and for purposes of determining estimated fair value under SFAS No. 123(R), Southwest has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the table. Southwest will continue to monitor the actual expected term of stock options and will adjust the expected term used in the valuation process when the difference is determined to be significant.

				Expected
	Risk-Free	Expected		Option
	Interest	Dividend	Expected	Term
	Rate	Yield	Volatility	(in years)

Second quarter 2007	4.73%	1.48%	29.60%	2.50
First quarter 2007	4.51%	1.40%	29.58%	2.50
Second quarter 2006	5.00%	1.39%	32.88%	2.50
First quarter 2006	4.75%	1.49%	24.48%	2.50
A summary of option activity under the Stock Plans as of June 30, 2007, and changes during the six month period then ended, is presented below.

			Weighted
		Weighted	Average Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (dollars
	Options	Price	Life (Years)	in thousands)

Outstanding at December 31, 2006	860,010	$13.50

Granted	114,931	26.29
Exercised	(72,088)	9.88
Canceled/expired	(2,666)	25.46

Outstanding at June 30, 2007	900,187	$15.39	2.78	$13,851

Total exercisable at June 30, 2007	673,704	$14.58	2.46	$9,824
The weighted average grant date fair value of options granted during the six month period ended June 30, 2007 was $5.53 per share. The total intrinsic value of options exercised during the six month period was $1,124,000; the amount of cash received from those exercises was $685,000. All shares issued upon exercise of options during the six month period ended June 30, 2007 were issued out of treasury shares. The fair value of options that became vested during the six month period was $665,000.
A summary of the status of Southwest’s nonvested stock options as of June 30, 2007 and changes during the six month period then ended is presented below.

	Shares	Weighted
	Issuable	Average
	Upon Exercise	Grant Date
	of Options	Fair Value

Nonvested Balance at December 31, 2006	238,300	$4.34

Granted	114,931	5.53
Vested	(124,082)	5.36
Forfeited	(2,666)	5.59

Nonvested Balance at June 30, 2007	226,483	$4.37

As of June 30, 2007, there was $504,000 of total unrecognized compensation expense related to stock option arrangements granted under the Stock Plans. This unrecognized expense is expected to be recognized during the next 2.5 years.
Restricted Stock
In March 2005, January 2006, and January 2007, nonemployee directors were awarded shares in restricted common shares (28,110 total shares) at grant date fair values of $19.75, $21.725, and $26.985, respectively. In March 2007, an employee was awarded 4,868 shares in restricted stock at grant date fair value of $26.395. During the first six months of 2007, $64,000 in compensation expense, net of tax, was recorded related to all restricted shares outstanding and is included in the compensation expense amounts for 2007; $54,000 in compensation expense, net of tax, was recorded in the first six months of 2006.
The restricted stock grants vest one-third on the first, second and third annual anniversaries of the date of grant provided the director or employee remains a director or employee of Southwest or a subsidiary on those dates. The restrictions on the shares expire three years after the award date. Southwest will continue to recognize compensation expense over the restricted periods.
NOTE 9: TAXES ON INCOME
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, was adopted on January 1, 2007. As a result of the implementation of Interpretation No. 48, Southwest recognized a cumulative effect adjustment of approximately $803,000 as a decrease in retained earnings. Including the cumulative effect adjustment, at the beginning of 2007, Southwest had approximately $1.8 million (net of federal benefit on state issues) of total unrecognized tax benefits. The balance of unrecognized tax benefits at June 30, 2007 was $2.2 million (net of federal benefit on state issues), that if recognized, would favorably affect the effective tax rate in any future periods.
Southwest recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of date of adoption, Southwest had accrued $562,000 in interest and penalties. As of second quarter end, an additional $154,000 has been accrued in interest and penalties.
Southwest or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, Southwest is no longer subject to U.S. federal or state tax examinations for years before 2002.
Southwest is currently under audit by the State of Oklahoma for the 2002 tax year. It is likely that the examination phase of the audit will conclude in the next twelve months, and it is possible that a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.
NOTE 10: EARNINGS PER SHARE
Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury method. At June 30, 2007 and 2006, there were 134,765 and 2,500 antidilutive options to purchase common shares, respectively.
The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006

Weighted average common shares outstanding	14,299,111	14,151,442	14,281,502	14,113,929
Effect of dilutive securities	345,752	319,512	361,930	325,475

For calculation of diluted earnings per share	14,644,863	14,470,954	14,643,432	14,439,404

NOTE 11: OPERATING SEGMENTS
Southwest operates four principal segments: Oklahoma Banking, Other States Banking, Secondary Market, and Other Operations. The Oklahoma Banking segment consists of three operating units that provide lending and deposit services to customers in the state of Oklahoma. The Other States Banking segment consists of several operating units that provide lending and deposit services to the customers in the states of Texas and Kansas, and other markets outside Southwest’s primary territory. The Secondary Market segment consists of two operating units: one that provides student lending services to post-secondary students in Oklahoma and several other states and the other that provides residential mortgage lending services to customers in Oklahoma, Texas, and Kansas. Other Operations includes Southwest’s fund management unit.
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
Beginning in the first quarter of 2007, capital is assigned and the credit allocated to each of the segments rather than remaining in the Other Operating Segment. The amounts for the six months ending June 30, 2006 have been restated using the capital pricing methodology as well. The credit for capital is allocated based on the capital assignment methodology applied to each segment. This methodology assigns capital to each segment based on the mix of deposits, loans, securities, other assets or revenue and conceptually follows the Risk Based Capital Guidelines on assets. A ratio is calculated based on Credit Risk, Interest Rate Risk, Market Risk, Operational Risk and Liquidity Risk. This risk based ratio is also applied to the average balances of deposits, loans, securities, other assets or revenue in each segment in order to calculate an assigned capital amount. The credit for capital is then allocated to each segment based on the pro rata share of assigned capital.
By including capital as a funding component, each operating segment’s performance is more accurately reported leaving fewer unallocated dollars in the fund management unit.
The following table summarizes financial results by operating segment:

For the Three Months Ended June 30, 2007
	Oklahoma	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Market	Operations	Company

Net interest income	$13,284	$9,344	$319	$(364)	$22,583
Provision for loan losses	486	1,621	—	—	2,107
Other income	3,766	504	834	350	5,454
Other expenses	7,651	5,046	800	1,311	14,808

Income (loss) before taxes	8,913	3,181	353	(1,325)	11,122
Taxes on income	3,311	1,138	157	(325)	4,281

Net income (loss)	$5,602	$2,043	$196	$(1,000)	$6,841

For the Three Months Ended June 30, 2006
	Oklahoma	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Market	Operations	Company

Net interest income	$13,234	$7,082	$2,569	$(24)	$22,861
Provision for loan losses	2,302	1,014	—	—	3,316
Other income	2,062	157	1,077	1,209	4,505
Other expenses	7,500	3,734	993	1,625	13,852

Income (loss) before taxes	5,494	2,491	2,653	(440)	10,198
Taxes on income	1,865	873	914	(80)	3,572

Net income (loss)	$3,629	$1,618	$1,739	$(360)	$6,626

For the Six Months Ended June 30, 2007
	Oklahoma	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Market	Operations	Company

Net interest income	$26,378	$18,335	$1,202	$(618)	$45,297
Provision for loan losses	1,182	2,786	—	—	3,968
Other income	5,512	796	2,057	429	8,794
Other expenses	14,829	9,630	1,741	5,439	31,639

Income (loss) before taxes	15,879	6,715	1,518	(5,628)	18,484
Taxes on income	5,993	2,587	569	(2,006)	7,143

Net income (loss)	$9,886	$4,128	$949	$(3,622)	$11,341

Fixed asset expenditures	$717	$414	$57	$349	$1,537
Total loans at period end	936,305	833,223	73,011	—	1,842,539
Total assets at period end	943,208	835,286	79,506	338,005	2,196,005
Total deposits at period end (1)	1,237,322	159,835	2,160	424,489	1,823,806

(1)	Brokered Deposits are included in the Oklahoma Banking Segment.

For the Six Months Ended June 30, 2006
	Oklahoma	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Market	Operations	Company

Net interest income	$25,974	$13,891	$5,506	$(268)	$45,103
Provision for loan losses	3,754	2,238	—	—	5,992
Other income	3,888	444	2,086	2,055	8,473
Other expenses	14,753	6,801	2,232	3,256	27,042

Income (loss) before taxes	11,355	5,296	5,360	(1,469)	20,542
Taxes on income	4,041	1,904	1,927	(235)	7,637

Net income (loss)	$7,314	$3,392	$3,433	$(1,234)	$12,905

Fixed asset expenditures	$100	$223	$—	$1,147	$1,470
Total loans at period end	844,047	613,658	318,477	—	1,776,182
Total assets at period end	849,377	610,747	335,386	392,592	2,188,102
Total deposits at period end (1)	1,140,820	110,581	2,886	510,487	1,764,774

(1)	Brokered Deposits are included in the Oklahoma Banking Segment.
NOTE 12. ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED
In September 2006, the Financial Accounting Standards Board issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Management continues to evaluate the impact and anticipates the adoption of the statement effective January 1, 2008.
In February 2007, the Financial Accounting Standards Board issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Management continues to evaluate the impact and anticipates the adoption of the statement effective January 1, 2008.
NOTE 13. CASH RECEIVABLE
Southwest previously disclosed that in December 2006 an armored transportation company failed to deliver to Stillwater National approximately $1.3 million in cash then due to it from certain ATMs owned by Cash Source, Inc. (“CSI”), a subsidiary of Stillwater National. CSI discovered other cash shortages arising from the same armored transportation company and Stillwater National removed all cash from the other CSI ATMs for which that company provided cash transportation. Earlier this year, Southwest determined that the maximum total potential cash receivable was $2.5 million.
Stillwater National and CSI have filed legal action against the armored transportation company, its owners and others for the recovery of their funds and damages, have notified law enforcement and bank regulatory authorities and their insurers, and continue to investigate the possible locations of the missing cash and other means of recovery, including the extent of insurance coverage. Southwest’s investigations include, among other things, a continuing analysis of the armored transportation company and its affiliate’s records that were first obtained in the last week of March 2007. As a result of that analysis and other factors, including the inability to date of Southwest to locate any significant amount of the missing cash, Southwest estimated the amount of the loss to be the total amount of the receivable. Accordingly, Southwest recorded a complete write-off of that amount as reflected in the financial statements for the first quarter of 2007. This amount does not reflect any potential recoveries or insurance proceeds. The financial statements also reflect related legal expenses incurred by Southwest in the first six months of approximately $500,000. Southwest continues to vigorously pursue its investigation and efforts to recover the missing cash or otherwise mitigate its damages. Southwest filed its proof of loss with the insurer on August 6, 2007.
NOTE 14. PARTIAL DISPOSITION OF EQUITY SECURITY
During the quarter, Stillwater National sold 1,500,000 shares of common stock of a public corporation. This transaction was in response to an unsolicited offer to purchase such shares received in late April 2007. Stillwater National obtained these shares in connection with the restructuring of a problem credit in October 2005. The sale of these shares resulted in a realization of a pre-tax gain of $1.9 million. Stillwater National continues to hold 868,000 shares of the public corporation’s common stock.
NOTE 15. SUBSEQUENT EVENT
On February 2, 2007, Southwest signed an agreement to purchase the Bank of Kansas for a cash price of $15.25 million. Bank of Kansas has total assets of approximately $76 million, loans of approximately $42 million, deposits of approximately $68 million, and two banking offices in the Hutchinson, Kansas market. The acquisition was consummated on July 27, 2007. This acquisition is not expected to have a material effect on Southwest’s earnings or operations for 2007.

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
Management’s discussion and analysis of Southwest’s consolidated financial condition and results of operations should be read in conjunction with Southwest’s unaudited consolidated financial statements and the accompanying notes.
GENERAL
Southwest Bancorp, Inc. (“Southwest”) is a financial holding company for the Stillwater National Bank and Trust Company (“Stillwater National”), SNB Bank of Wichita (“SNB Wichita”), Healthcare Strategic Support, Inc. (“HSSI”), and Business Consulting Group, Inc. (“BCG”). Through its subsidiaries, Southwest offers commercial and consumer lending, deposit and investment services, and specialized cash management, consulting and other financial services from offices in Oklahoma City, Stillwater, Tulsa, and Chickasha, Oklahoma; Austin, Dallas, Houston and San Antonio, Texas; and Kansas City and Wichita, Kansas; and on the Internet, through SNB DirectBanker®. Southwest acquired Bank of Kansas, with two offices in the Hutchinson, Kansas market, on July 27, 2007. Southwest’s banking philosophy is to provide a high level of customer service, a wide range of financial services, and products responsive to customer needs with a focus on serving healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate borrowers. This philosophy has led to the development of a line of deposit, lending, and other financial products that respond to professional and commercial customer needs for speed, efficiency, and information, and complement more traditional banking products. Such specialized financial services include integrated document imaging and cash management services designed to help our customers in the healthcare industry and other record-intensive enterprises operate more efficiently, and management consulting services through Southwest’s management consulting subsidiaries: HSSI, which serves physicians, hospitals, and healthcare groups, and BCG, which serves small and large commercial enterprises. Information regarding Southwest is available on line at www.oksb.com. Information regarding the products and services of Southwest’s financial institution subsidiaries is available on line at www.banksnb.com and www.snbwichita.com. The information on these websites is not a part of this report on form 10-Q.
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
Southwest’s expansion into the states of Kansas and Texas began in 2002. At June 30, 2007, these offices accounted for $833.2 million in loans (47% of portfolio loans and 45% of total loans, which include loans held for sale). Over $613.5 million (or 35%) of Southwest’s portfolio loans are attributable to Texas. During the first six months of 2007, the offices in Kansas and Texas produced $4.1 million in net income (36% of the consolidated total), and $140.9 million in asset growth. In the second quarter of 2006, Southwest opened a loan production office in Houston, Texas which it plans to convert into a branch consistent with its established expansion strategy. In July 2006, Southwest completed the acquisition of the McMullen Bank, which added branches in San Antonio and Tilden, Texas. Southwest is actively seeking additional acquisitions consistent with its strategies, although currently it does not have any agreements or understandings to do so.
The Oklahoma Banking segment accounted for $9.9 million, or 87%, of consolidated year-to-date net income, up thirty percentage points from 57% for the first six months of 2006. The increase in the segment’s net income contribution was primarily the result of a decrease in the required provision for loan losses, an increase in net interest income, and an increase in other income, which is attributable to the gain on the sale of shares of common stock acquired in connection with a debt restructuring in 2005, that were held as available for sale securities. Outstanding loans in the Oklahoma Banking Segment totaled $936.3 million at quarter end and increased by $23.4 million, or approximately 3%, from December 31, 2006.
Southwest has a long history of student and residential mortgage lending. These operations comprise the Secondary Market business segment. During the first six months of 2007, this segment produced $949,000 in net income. Assets declined during the first six months of the year because, while originations of student loans totaled $86.2 million during the second quarter, sales proceeds totaled $199.6 million resulting in a 62% reduction in the balance of loans outstanding as of June 30, 2007. The gain on sales of student loans for the second quarter was $1.6 million. Loan volumes in the Secondary Market segment may vary significantly from period to period; however, student lending volume is expected to continue to decrease.
Southwest also conducts general consumer banking operations, and may establish or acquire additional community banking offices in selected markets.
For additional information on Southwest’s operating segments, please see Note 11, Operating Segments, in the Notes to Unaudited Consolidated Financial Statements. The total of net income of the segments discussed above does not equal consolidated net income for the first six months of 2007 due to income and expenses allocated to the Other Operations segment, which provides funding and liquidity services to the rest of the organization
Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest became a public company in late 1993 with assets of approximately $434 million. At June 30, 2007, Southwest had total assets of $2.2 billion, deposits of $1.8 billion, and shareholders’ equity of $208.2 million.
FINANCIAL CONDITION
Total Assets and Investment Securities
Southwest’s total assets were $2.20 billion at June 30, 2007, and $2.17 billion at December 31, 2006.
Southwest’s investment security portfolio increased $8.2 million, or 3%, from $269.8 million at December 31, 2006, to $278.0 million at June 30, 2007. The increase occurred primarily in mortgage backed and tax exempt securities, which increased $4.3 million (18%) and $2.7 million (95%), respectively, during the first six months of 2007.
Loans
Total loans, including loans held for sale, were $1.84 billion at June 30, 2007, a 3% increase from $1.79 billion at December 31, 2006. Real estate construction, commercial and other consumer loans increased, while commercial real estate mortgage, one-to-four family residential, and student loans decreased.

The following table presents the trends in the composition of the loan portfolio at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2007	2006	$ Change	% Change

Real estate mortgage
Commercial	$564,813	$609,271	$(44,458)	(7.30)%
One-to-four family residential	90,916	91,441	(525)	(0.57)
Real estate construction	617,993	453,750	164,243	36.20
Commercial	465,588	424,189	41,399	9.76
Installment and consumer
Student loans	68,117	181,458	(113,341)	(62.46)
Other	35,112	31,081	4,031	12.97

Total loans	$1,842,539	$1,791,190	$51,349	2.87%

The composition of loans held for sale and reconciliation to total loans is shown in the following table.

	June 30,	December 31,
(Dollars in thousands)	2007	2006	$ Change	% Change

Loans held for sale:
Student loans	$68,117	$181,458	$(113,341)	(62.46)%
One-to-four family residential	3,382	4,654	(1,272)	(27.33)
Other loans held for sale	1,512	2,352	(840)	(35.71)

Total loans held for sale	73,011	188,464	(115,453)	(61.26)
Portfolio loans	1,769,528	1,602,726	166,802	10.41

Total loans	$1,842,539	$1,791,190	$51,349	2.87%

Sub prime lending has never been a part of Southwest’s business strategy; therefore, sub prime loan exposure is minimal to none.
Management determines the appropriate level of the allowance for loan losses using a systematic methodology. (See Note 6, “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.) At June 30, 2007, the allowance for loan losses was $28.1 million, an increase of $761,000, or 3%, from the allowance for loan losses at December 31, 2006. This change is a result of growth in performing commercial and commercial real estate loans and an increase in potential problem loans offset in part by decreases in the allowance related to impaired loans and in the general allowance. The allowance was 1.52% of total loans at June 30, 2007 and December 31, 2006. Management believes the amount of the allowance is appropriate, given its systematic methodology of calculation. Changes in the amount of the allowance resulted from the application of that methodology, which is designed to estimate inherent losses on total loans in the portfolio, including those on nonperforming loans.
At June 30, 2007, the allowance for loan losses was $28.1 million, or 115.65% of nonperforming loans, compared to $27.3 million, or 92.97% of nonperforming loans, at December 31, 2006. (See “Results of Operations-Provision for Loan Losses.”)
Performing loans considered potential problem loans (loans that are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems cause management to have concerns as to the ability of the borrowers to comply with the present loan repayment terms and which may become problems in the future) amounted to approximately $69.6 million at June 30, 2007, compared to $50.6 million at December 31, 2006. Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.

At June 30, 2007, the reserve for unfunded loan commitments was $2.0 million, an $86,000, or 4%, increase from the amount at December 31, 2006. This change is due to an increase in the reserve on other loan commitments based on growth, partially offset by a decrease in the reserve on commitments related to potential problem loans.
Deposits and Other Borrowings
Southwest’s deposits were $1.82 billion at June 30, 2007, an increase of $58.2 million, or 3%, from $1.77 billion at December 31, 2006. Increases occurred in interest-bearing demand, money market accounts, and other time deposits.
The following table presents the trends in the composition of deposits at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2007	2006	$ Change	% Change

Noninterest-bearing demand	$248,285	$254,415	$(6,130)	(2.41)%
Interest-bearing demand	63,758	55,396	8,362	15.09
Money market accounts	487,096	371,912	115,184	30.97
Savings accounts	11,017	11,273	(256)	(2.27)
Time deposits of $100,000 or more	571,584	648,664	(77,080)	(11.88)
Other time deposits	442,066	423,951	18,115	4.27

Total deposits	$1,823,806	$1,765,611	$58,195	3.30%

Stillwater National has unsecured brokered certificate of deposit lines of credit in connection with its retail certificate of deposit program from Merrill Lynch & Co., Citigroup Global Markets, Inc., Wachovia Securities LLC, UBS Financial Services, Inc., RBC Dain Rauscher, Morgan Stanley & Co., Inc., and CountryWide Securities that total $1.6 billion. At June 30, 2007, $276.1 million in these retail certificates of deposit were included in time deposits of $100,000 or more, a decrease of $88.7 million, or 24%, from year-end 2006.
As of June 30, 2007, Stillwater National has brokered certificates of deposit issued in amounts under $100,000 totaling $195,000 which are included in other time deposits in the above table. Stillwater National had no brokered certificates of deposit under $100,000 as of year-end 2006.
Other borrowings decreased $42.5 million, or 31%, to $95.6 million during the first six months of 2007 as the company relied more on deposits for funding.
Shareholders’ Equity
Shareholders’ equity increased $10.7 million, or 5%, due primarily to earnings of $11.3 million for the first six months of 2007, offset by dividends declared totaling $2.6 million. Sales of common stock through the dividend reinvestment plan, the employee stock purchase plan, and share based compensation plans, including tax benefits realized, contributed an additional $2.0 million to shareholders’ equity in the first six months of 2007. Implementation of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, reduced shareholders’ equity by $803,000. Net unrealized holding losses on available for sale investment securities (net of tax) decreased to a loss of $957,000 at June 30, 2007, compared to a loss of $1.7 million at December 31, 2006.
At June 30, 2007, Southwest, Stillwater National and SNB Wichita continued to exceed all applicable regulatory capital requirements. See “Capital Resources” on page 33.
RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2007 and 2006
Net income for the second quarter of 2007 of $6.8 million represented an increase of $215,000, or 3%, from the $6.6 million earned in the second quarter of 2006. Diluted earnings per share were $0.47 compared to $0.45, a

4% increase. The increase in quarterly net income was the result of a $1.2 million, or 36%, decrease in the provision for loan losses and a $949,000, 21%, increase in other income, offset in part by a $278,000, or 1%, decrease in net interest income, a $709,000, or 20%, increase in income taxes, and a $956,000, or 7%, increase in other expense.
The $278,000 decrease in net interest income for the quarter was primarily the result of increased loan yields and offset by higher rates on interest bearing deposits. Although the provision for loan losses decreased, the allowance for loan losses increased to 1.52% of total loans at quarter end, up from 1.48% at June 30, 2006. The decrease in the provision for loan losses was the result of the calculations of the appropriate allowance at each period end using Southwest’s systematic methodology. This change is a result of growth in performing commercial and commercial real estate loans and an increase in potential problem loans offset in part by decreases in the allowance related to impaired loans and in the general allowance. The required net increase in the allowance for the second quarter 2007 was $326,000 compared to a required net increase of $1.6 million for the second quarter 2006.
The increase in other income was mainly the result of a realization of pre-tax gain of $1.9 million on the sale of 1,500,000 shares of common stock of a public corporation included in available for sale securities. This transaction was in response to an unsolicited offer to purchase such shares. These shares were obtained in connection with the restructuring of problem credits in October 2005. Southwest continues to hold 868,000 shares of the public corporation’s common stock.
On an operating segment basis, the increase in net income was led by a $2.0 million increase from the Oklahoma Banking segment, primarily resulting from the $1.9 million pre-tax gain on the securities sale, and a $425,000 increase from the Other States Banking segment, offset in part by a $1.5 million reduction from the Secondary Market segment, attributable to lower volumes of guaranteed student loans, and a $640,000 decrease from the Other Operations segment. The contribution from the Secondary Market segment is expected to decline further as a result of changes in the student loan market.
Net Interest Income

	For the three months
	ended June 30,
(Dollars in thousands)	2007	2006	$ Change	% Change

Interest income:
Loans	$39,578	$39,047	$531	1.36%
Investment securities:
U.S. government and agency obligations	2,142	2,192	(50)	(2.28)
Mortgage-backed securities	334	246	88	35.77
State and political subdivisions	49	33	16	48.48
Other securities	322	234	88	37.61
Other interest-earning assets	115	60	55	91.67

Total interest income	42,540	41,812	728	1.74

Interest expense:
Interest-bearing demand deposits	98	78	20	25.64
Money market accounts	4,743	4,227	516	12.21
Savings accounts	21	6	15	250.00
Time deposits of $100,000 or more	7,781	7,478	303	4.05
Other time deposits	5,250	3,943	1,307	33.15
Other borrowings	1,089	2,275	(1,186)	(52.13)
Subordinated debentures	975	944	31	3.28

Total interest expense	19,957	18,951	1,006	5.31

Net interest income	$22,583	$22,861	$(278)	(1.22)%

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
Yields on Southwest’s interest-earning assets increased 23 basis points, and the rates paid on Southwest’s interest-bearing liabilities increased 45 basis points, resulting in a decrease in the interest rate spread to 3.45% for the second quarter of 2007 from 3.67% for the second quarter of 2006. During the same periods, annualized net interest margin was 4.35% and 4.36%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 123.48% from 118.96%.
The increase in interest income was the result of the 23 basis point increase in the yield earned on interest-earning assets, which was offset in part by the effects of a $22.9 million, or 1%, decrease in average interest-earning assets. Southwest’s average loans decreased $33.5 million, or 2%; however, the related yield increased to 8.84% for the second quarter of 2007 from 8.57% in 2006. During the same period, average investment securities increased $6.2 million, or 2%, and the related yield increased to 4.13% from 4.01% in 2006.
The increase in total interest expense can be attributed to the 45 basis point increase in the rates paid on interest-bearing liabilities which was offset in part by the effects of an $83.4 million, or 5%, decrease in average interest-bearing liabilities. The increase in interest expense on subordinated debentures is due to rate increases on the two variable rate issuances of subordinated debentures. Rates paid on deposits increased 51 basis points, while average interest-bearing deposits increased $18.7 million, or 1%.

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

	For the three months ended June 30,
(Dollars in thousands)	2007 vs. 2006
	Increase	Due to Change
	Or	In Average:
	(Decrease)	Volume	Rate

Interest earned on:
Loans receivable(1)	$531	$(723)	$1,254
Investment securities	142	63	79
Other interest-earning assets	55	53	2

Total interest income	728	(459)	1,187
Interest paid on:
Interest-bearing demand	20	9	11
Money market accounts	516	182	334
Savings accounts	15	2	13
Time deposits	1,610	(112)	1,722
Other borrowings	(1,186)	(1,169)	(17)
Subordinated debentures	31	—	31

Total interest expense	1,006	(922)	1,928

Net interest income	$(278)	$463	$(741)

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the three months ended June 30,
(Dollars in thousands)	2007		2006
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate

Assets
Total loans	$1,795,028	8.84%	$1,828,484	8.57%
Investment securities	276,610	4.13	270,392	4.01
Other interest-earning assets	9,354	4.93	5,050	4.77

Total interest-earning assets	2,080,992	8.20	2,103,926	7.97
Other assets	66,614		87,758

Total assets	$2,147,606		$2,191,684

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$63,947	0.61%	$57,938	0.54%
Money market accounts	423,484	4.49	406,476	4.17
Savings accounts	10,993	0.77	8,971	0.27
Time deposits	1,045,334	5.00	1,051,660	4.36

Total interest-bearing deposits	1,543,758	4.65	1,525,045	4.14
Other borrowings	95,143	4.59	197,226	4.63
Subordinated debentures	46,393	8.41	46,393	8.05

Total interest-bearing liabilities	1,685,294	4.75	1,768,664	4.30
Noninterest-bearing demand deposits	236,835		222,594
Other liabilities	18,483		18,240
Shareholders’ equity	206,994		182,186

Total liabilities and shareholders’ equity	$2,147,606		$2,191,684

Interest rate spread		3.45%		3.67%

Net interest margin (1)		4.35%		4.36%

Ratio of average interest-earning assets to average interest-bearing liabilities	123.48%		118.96%

(1)	Net interest margin = annualized net interest income / average interest-earning assets

Other Income

	For the three months
	ended June,
(Dollars in thousands)	2007	2006	$ Change	% Change

Other income:
ATM service charges	$302	$940	$(638)	(67.87)%
Other service charges	1,593	1,691	(98)	(5.80)
Other customer fees	411	378	33	8.73
Other noninterest income	429	527	(98)	(18.60)
Gain on sales of loans:
Student loan sales	197	673	(476)	(70.73)
Mortgage loan sales	602	254	348	137.01
All other loan sales	1	113	(112)	(99.12)
Gain (loss) on sales of securities	1,919	(71)	1,990	(2,802.82)

Total other income	$5,454	$4,505	$949	21.07%

The decline in ATM charges related to the substantially reduced operations of CSI. Although CSI’s ATM fees decreased in the quarter, CSI did not produce a significant contribution to net income in any of the reported periods, and the reduction in its owned ATMs will not have a significant effect on future net income.
The decline in other service charges is the result of decreases in commercial account service charges and overdraft fees, while the decrease in other noninterest income is primarily the result of decreased consulting income.
Gain on sales of loans is a reflection of the activity in the student, mortgage and commercial lending areas discussed elsewhere in this report.
During the second quarter 2007, Southwest recorded a securities gain of $1.9 million due to the sale of 1,500,000 shares of common stock of a public corporation. See further discussion on page 22.
Other Expense

	For the three months
	ended June 30,
(Dollars in thousands)	2007	2006	$ Change	% Change

Other expense:
Salaries and employee benefits	$8,358	$7,788	$570	7.32%
Occupancy	2,388	2,430	(42)	(1.73)
FDIC and other insurance	140	124	16	12.90
Other real estate (net)	(41)	26	(67)	(257.69)
General and administrative	3,963	3,484	479	13.75

Total other expense	$14,808	$13,852	$956	6.90%

Salaries and employee benefits increased $570,000 primarily as a result of normal compensation increases, an increase in the number of employees, and recruitment expenses in connection with the market expansion. The number of full-time equivalent employees for the quarter increased from 443 at the beginning of the quarter to 457 as of June 30, 2007. For the second quarter of 2006, the number of full-time equivalent employees for the quarter increased from 390 at the beginning of the quarter to 409 as of June 30, 2006.
The occupancy expense decreased due to a decrease in data processing of $88,000, decreased amortization of maintenance contracts of $98,000, a decrease in depreciation of $7,000, offset in part by an increase in building rental expense of $134,000 and a $17,000 increase in utilities and other expenses.

General and administrative expense increased as a result of increases in professional fees of $268,000, supplies and printing of $133,000, increased provision for unfunded loan commitment of $76,000 and increased miscellaneous expense of $141,000, offset in part by decreased postage expense of $135,000.
Under the Deposit Insurance Reform Act of 2005, depository institutions in all risk categories must pay FDIC insurance premiums effective this year, but the payments otherwise due are offset by a one-time assessment credit. Southwest expects that its assessment credit will offset the FDIC insurance premiums otherwise payable for the remainder of 2007, but will be entirely used after the assessment for the second quarter of 2008. Quarterly FDIC insurance premiums have been approximately $275,000 each for the first two quarters of 2007, before offset by the assessment credit.
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
Net income for the first six months of 2007 of $11.3 million represented a decrease of $1.6 million or 12%, from the $12.9 million earned in the first six months of 2006. Diluted earnings per share were $0.78 compared to $0.89, a 12% decrease. The decline in net income was primarily the result of a $4.6 million, or 17%, increase in other expense, offset in part by a $194,000, or less than 1% increase in net interest income, a $2.0 million, 34%, decrease in provision for loan losses, an increase in other income of $321,000, or 4%, and a $494,000, 6%, decrease in income taxes.
On an operating segment basis, the decrease in net income was led by a $2.5 million reduction from the Secondary Market segment, attributable to decreased volume in guaranteed student loans, and a $2.4 million decrease from the Other Operations segment, primarily the result of the write-off of the cash receivable (see Note 13: “Cash Receivable” in the Notes to Unaudited Consolidated Financial Statements). These decreases were partially offset by a $2.6 million increase from the Oklahoma Banking segment, which includes the $1.9 million pre-tax gain realized on the securities sale, and a $736,000 increase from the Other States Banking segment.

Net Interest Income

	For the six months
	ended June 30,
(Dollars in thousands)	2007	2006	$ Change	% Change

Interest income:
Loans	$79,864	$75,765	$4,099	5.41%
Investment securities:
U.S. government and agency obligations	4,280	4,388	(108)	(2.46)
Mortgage-backed securities	626	491	135	27.49
State and political subdivisions	92	66	26	39.39
Other securities	528	430	98	22.79
Other interest-earning assets	180	80	100	125.00

Total interest income	85,570	81,220	4,350	5.36

Interest expense:
Interest-bearing demand deposits	179	141	38	26.95
Money market accounts	8,705	7,975	730	9.15
Savings accounts	41	11	30	272.73
Time deposits of $100,000 or more	15,913	13,660	2,253	16.49
Other time deposits	10,278	7,350	2,928	39.84
Other borrowings	3,220	5,164	(1,944)	(37.65)
Subordinated debentures	1,937	1,816	121	6.66

Total interest expense	40,273	36,117	4,156	11.51

Net interest income	$45,297	$45,103	$194	0.43%

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
Yields on Southwest’s interest-earning assets increased 39 basis points, and the rates paid on Southwest’s interest-bearing liabilities increased 62 basis points, resulting in a decrease in the interest rate spread to 3.47% for the first six months of 2007 from 3.70% for the first six months of 2006. During the same periods, annualized net interest margin remained consistent at 4.34%. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 122.65% for the first six months of 2007 from 118.49% for the first six months of 2006.
The principal factor in the increase interest income was the 39 basis point increase in the yield earned on interest-earning assets and the $9.1 million, or less than 1%, increase in average interest-earning assets. Southwest’s average loans increased $3.4 million, or less than 1%, and the related yield increased to 8.85% for the first six months of 2007 from 8.41% in 2006. During the same period, average investment securities increased $3.2 million, or 1%, and the related yield increased to 4.06% from 4.00% in 2006.
The increase in total interest expense can be attributed to the 62 basis point increase in the rates paid on interest-bearing liabilities, which was offset in part by a $52.6 million, or 3% decrease in average interest-bearing liabilities. Rates paid on deposits increased 67 basis points, while average deposits increased $44.8 million, or 3%.

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

	For the six months ended June 30,
(Dollars in thousands)	2007 vs. 2006
	Increase	Due to Change
	Or	In Average:
	(Decrease)	Volume	Rate

Interest earned on:
Loans receivable (1)	$4,099	$142	$3,957
Investment securities	151	63	88
Other interest-earning assets	100	52	48

Total interest income	4,350	353	3,997

Interest paid on:
Interest-bearing demand	38	15	23
Money market accounts	730	(93)	823
Savings accounts	30	3	27
Time deposits	5,181	885	4,296
Other borrowings	(1,944)	(2,297)	353
Subordinated debentures	121	—	121

Total interest expense	4,156	(1,101)	5,257

Net interest income	$194	$1,454	$(1,260)

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the six months ended June 30,
(Dollars in thousands)	2007		2006
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate

Assets
Total loans	$1,820,792	8.85%	$1,817,383	8.41%
Investment securities	274,387	4.06	271,235	4.00
Other interest-earning assets	7,293	4.98	4,793	3.37

Total interest-earning assets	2,102,472	8.21	2,093,411	7.82
Other assets	74,130		91,027

Total assets	$2,176,602		$2,184,438

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$62,215	0.58%	$56,704	0.50%
Money market accounts	397,634	4.41	402,256	4.00
Savings accounts	11,049	0.75	8,930	0.25
Time deposits	1,061,794	4.97	1,019,992	4.15

Total interest-bearing deposits	1,532,692	4.62	1,487,882	3.95
Other borrowings	135,107	4.81	232,473	4.48
Subordinated debentures	46,393	8.35	46,393	7.83

Total interest-bearing liabilities	1,714,192	4.74	1,766,748	4.12
Noninterest-bearing demand deposits	237,679		220,861
Other liabilities	20,271		17,767
Shareholders’ equity	204,460		179,062

Total liabilities and shareholders’ equity	$2,176,602		$2,184,438

Interest rate spread		3.47%		3.70%

Net interest margin (1)		4.34%		4.34%

Ratio of average interest-earning assets to average interest-bearing liabilities	122.65%		118.49%

(1)	Net interest margin = annualized net interest income / average interest-earning assets

Other Income

	For the six months
	ended June 30,
(Dollars in thousands)	2007	2006	$ Change	% Change

Other income:
ATM service charges	$620	$1,828	$(1,208)	(66.08)%
Other service charges	3,102	3,198	(96)	(3.00)
Other customer fees	819	757	62	8.19
Other noninterest income	774	1,079	(305)	(28.27)
Gain on sales of loans:
Student loan sales	1,558	1,360	198	14.56
Mortgage loan sales	357	423	(66)	(15.60)
All other loan sales	93	162	(69)	(42.59)
Gain (loss) on sales of investment securities	1,471	(334)	1,805	(540.42)

Total other income	$8,794	$8,473	$321	3.79%

ATM service charges decreased $1.2 million mainly due to the previously described decrease in CSI operations. [See three month Other Income discussion on page 26.]
Gain on sales of loans is a reflection of the activity in the student, mortgage and commercial lending areas as discussed elsewhere in this document.
During the second quarter 2007, Southwest recorded a securities gain of $1.9 million due to the sale of 1,500,000 shares of common stock of a public corporation, offset by a securities loss of $448,000 which occurred in the first quarter due to the other than temporary impairment of certain equity securities of one issuer.
Other Expense

	For the six months
	ended June 30,
(Dollars in thousands)	2007	2006	$ Change	% Change

Other expenses:
Salaries and employee benefits	$16,483	$15,028	$1,455	9.68%
Occupancy	4,791	4,997	(206)	(4.12)
FDIC and other insurance	263	251	12	4.78
Other real estate (net)	(110)	134	(244)	(182.09)
General and administrative	10,212	6,632	3,580	53.98

Total other expenses	$31,639	$27,042	$4,597	17.00%

Salaries and employee benefits increased $1.5 million primarily as a result of normal compensation increases, incentive based accruals, an increase in the number of employees, and recruitment expenses in connection with the market expansion. The number of full-time equivalent employees for the first six months increased from 429 at the beginning of the year to 457 as of June 30, 2007. For the first six months of 2006, the number of full-time equivalent employees increased from 381 at the beginning of 2006 to 409 as of June 30, 2006.
Occupancy expense decreased due to a decrease in data processing of $296,000 and decreased amortization of maintenance contracts of $150,000 offset in part by increases in depreciation of $8,000, building rental expense of $182,000 and utilities and other services of $51,000.
General and administrative increased as a result of increases in professional fees of $696,000, supplies and printing of $199,000, the provision for unfunded loan commitment of $379,000 and miscellaneous expense of $2.5 million, offset in part by decreased postage expense of $218,000. Approximately $3.0 million of the total increase in general and administrative expenses is the result of the write-off of $2.5 million of the cash receivable and the associated legal fees of approximately $500,000 (see Note 13: “Cash Receivable” in the Notes to Unaudited Consolidated Financial Statements).
Deposit Insurance expense is expected to increase in 2008. See discussion of Other Expense for the quarter on page 27.
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
The allowance for loan losses of $28.1 million increased $761,000, or 3%, from year-end 2006. A provision for loan losses of $4.0 million was recorded in the first six months of 2007, a decrease of $2.0 million or 34%, from the first six months of 2006. The decrease in the provision for loan losses was the result of the calculations of the appropriate allowance at each period end using Southwest’s systematic methodology. This change is a result of growth in performing commercial and commercial real estate loans and an increase in potential problem loans offset in part by decreases in the allowance related to impaired loans and in the general allowance. (See Note 6, “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments,” in the Notes to Unaudited Consolidated Financial Statements.)
At June 30, 2007, the reserve for unfunded loan commitments was $2.0 million, an $86,000, or 4%, increase from the amount reported at December 31, 2006. This reserve is included in other liabilities. The related provision for unfunded loan commitments is a component of general and administrative expense. (See Note 6, “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments,” in the Notes to Unaudited Consolidated Financial Statements.)
Taxes on Income
Southwest’s income tax expense was $7.1 million and $7.6 million for the first six months of 2007 and 2006, respectively, a decrease of $494,000, or 6%. The effective tax rate for the first six months of 2007 was 38.64% while the effective tax rate for the first six months of 2006 was 37.18%.
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
Southwest, Stillwater National, and SNB Wichita have available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank (“FRB”), the Student Loan Marketing Association (“Sallie Mae”), the Federal Home Loan Bank of Topeka (“FHLB”), and an unaffiliated commercial bank.
Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $859,000 at June 30, 2007. Stillwater National has approved federal funds purchase lines totaling $345.0 million with eleven banks; $26.9 million was outstanding on these lines at June 30, 2007. Stillwater National has available a $380.6 million line of credit from the FHLB, while SNB Wichita has a $14.5 million line of credit from the FHLB. Borrowings under the

FHLB lines are secured by investment securities and loans. The Stillwater National FHLB line of credit had an outstanding balance of $26.5 million at June 30, 2007; the SNB Wichita line of credit had no amount outstanding at June 30, 2007. Previously Stillwater National had available a line of credit from Sallie Mae, with borrowings secured by student loans. However, the Sallie Mae line expired April 30, 2007. In conjunction with the Sallie Mae consolidation loan program, a new agreement with a limit of $75 million became effective March 1, 2007. The funds borrowed through this line are exclusively to be used to fund disbursements in the consolidation loan program. As of June 30, 2007, no borrowings had been made under this line of credit.
See also “Deposits and Other Borrowings” on page 21 for funds available on brokered certificate of deposit lines of credit.
Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of U.S. government agency obligations, which are designated as pledged with Stillwater National’s safekeeping agent. These transactions are for one to four day periods.
During the first six months of 2007, the only categories of other borrowings whose averages exceeded 30% of ending shareholders’ equity were funds borrowed from the FHLB.

	June 30, 2007	June 30, 2006
	Funds	Funds
	Borrowed	Borrowed
(Dollars in thousands)	from the FHLB	from the FHLB

Amount outstanding at end of period	$26,500	$121,500
Weighted average rate paid at end of period	4.55%	4.67%
Average Balance:
For the three months ended	$31,458	$124,221
For the six months ended	$56,022	$145,370
Average Rate Paid:
For the three months ended	4.74%	4.80%
For the six months ended	4.95%	4.63%
Maximum amount outstanding at any month end	$86,500	$185,040
During the first six months of 2007, cash and cash equivalents decreased by $22.9 million, or 40%, to $34.8 million. This decrease was the net result of cash used in investing activities of $175.5 million, (primarily from net loans originated and principal repayments and purchases of available for sale and held to maturity securities), offset in part by cash provided from operating activities of $138.3 million, and cash provided by financing activities of $14.3 million.
During the first six months of 2006, cash and cash equivalents increased by $47.0 million, or 94%, to $97.3 million. This increase was the net result of cash provided from financing activities of $73.2 million, (primarily from an increase in deposits, partially offset by a decline in borrowings) and cash provided from operating activities of $81.4 million, offset in part by cash used in net loan origination and other investing activities of $107.6 million.
CAPITAL RESOURCES
Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines. At June 30, 2007, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.13%, a Tier I risk-based capital ratio of 11.84%, and a leverage ratio of 11.73%. As of June 30, 2007, Stillwater National and SNB Wichita also met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National or SNB Wichita by Federal bank or thrift regulators.
On May 24, 2007, Southwest declared a dividend of $.0925 per common share payable on July 2, 2007 to shareholders of record as of June 18, 2007.

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

Estimated Changes in Net Interest Income

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp	(100) bp	(200) bp	(300) bp

Policy Limit	(18.00)%	(10.00)%	(5.00)%	(5.00)%	(10.00)%	(18.00)%
June 30, 2007	+ 13.73%	+ 6.88%	+ 1.67%	(2.17)%	(5.18)%	(8.85)%
December 31, 2006	+ 12.02%	+ 6.15%	+ 1.96%	(2.80)%	(6.56)%	(11.14)%
The Net Interest Income at Risk position improved in all decreasing interest rate scenarios when compared to the December 31, 2006 risk position. In a rising interest rate environment, Southwest’s net interest income improves in all interest rate scenarios. When the rising interest rate scenarios are compared to December 31, 2006, the percentage of increase in net interest income improved in the +200 bp and +300 bp scenarios while declining modestly in the +100 bp scenario. All of the above measures of net interest income at risk remain well within prescribed policy limits. Although assumed unlikely by Southwest’s asset/liability committee, Southwest’s largest exposure to changes in interest rate is in the (300 bp) scenario with a measure of (8.85%) at June 30, 2007, an improvement of 2.29 percentage points from the December 31, 2006 level of (11.14%). The reduction in net interest income at risk is a result of Southwest’s asset/liability committee’s desire to reduce the exposure to changes in interest rate given the increased uncertainty in the direction and level of interest rates.
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
Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp	(100) bp	(200) bp	(300) bp

Policy Limit	(35.00)%	(20.00)%	(10.00)%	(10.00)%	(20.00)%	(35.00)%
June 30, 2007	(9.43)%	(6.09)%	(1.99)%	+ 1.23%	+ 1.73%	+ 1.96%
December 31, 2006	(7.68)%	(4.90)%	(1.52)%	+ 0.97%	+ 1.40%	+ 1.10%
As of June 30, 2007, the economic value of equity measure improved in all decreasing interest rate scenarios when compared to the December 31, 2006 percentages. In an increasing interest rate environment the economic value of equity decreased in all scenarios. Southwest’s largest economic value of equity exposure is the +300 bp scenario which declined 1.75 percentage points to (9.43%) on June 30, 2007 from the December 31, 2006 value of (7.68%). The economic value of equity ratio in all scenarios remains well within Southwest’s Asset and Liability Management Policy limits. The change from December 31, 2006 to June 30, 2007 is principally due to an increase in the balance of fixed rate loans.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of June 30, 2007. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of June 30, 2007.
First Six Months 2007 Changes in Internal Control over Financial Reporting
No change occurred during the first six months of 2007 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.

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

In our annual report on Form 10-K we stated that we may be unable to recover $2.5 million in cash that an armored transportation company failed to deliver, and that failure to recover this cash could result in a loss to us that was not reflected in our 2006 financial statements. Due to our investigation, we recorded that loss in our results for the quarter ended March 31, 2007. We have not recorded an estimate of potential recoveries or insurance proceeds, however. Our investigation is continuing. We cannot yet reasonably estimate the amount of any such recoveries or proceeds that may ultimately result from our efforts.

There were no other material changes in risk factors during the first six months of 2007 from those disclosed in Southwest’s Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered sales of equity securities and use of proceeds

There were no unregistered sales of equity securities by Southwest during the quarter ended June 30, 2007.

There were no purchases of Southwest’s common stock by or on behalf of Southwest or any affiliated purchasers of Southwest (as defined in Securities and Exchange Commission Rule 10b-18) during the six months ended June 30, 2007.

Item 3.	Defaults upon senior securities

None

Item 4.	Submission of matters to a vote of security holders

At Southwest’s annual shareholders’ meeting, held on April 26, 2007, the shareholders of Southwest re-elected four Directors each for a term expiring at the 2010 annual shareholders’ meeting or such later time as his successor is elected and qualified. The Directors elected and the shareholder vote in the election of each Director were as follows:

	For	Withheld
Tom D. Berry	13,238,033	453,641
Rick Green	13,238,485	453,189
David P. Lambert	13,236,321	455,353
Linford R. Pitts	12,877,479	814,195

Other Directors continuing in office following the annual shareholders’ meeting were James E. Berry II, Joe Berry Cannon, John Cohlmia, David Crockett, J. Berry Harrison, James Johnson, Robert B. Rodgers and Russell W. Teubner.

There were 14,658,052 shares of common stock outstanding and entitled to vote at the meeting. A total of 13,691,674 shares of common stock were represented at the meeting in person or by proxy, representing 93.41% of the shares outstanding and entitled to vote at the meeting.

A vote on the proposal to amend the Southwest Bancorp, Inc. 1999 Stock Option Plan to increase the number of shares authorized for issuance under the Plan from 1,760,000 to 1,960,000 was also held at the annual shareholders’ meeting. The shareholder vote was as follows:

For	Against	Abstain
9,399,994	1,691,684	371,922

Item 5.	Other information

None

Item 6.	Exhibits

Exhibit 10	Southwest Bancorp, Inc. 1999 Stock Option Plan, as amended (Compensatory Plan)

Exhibit 31(a),(b)	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32(a),(b)	18 U.S.C. Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANCORP, INC. (Registrant)

By:	/s/ Rick Green Rick Green President and Chief Executive Officer (Principal Executive Officer)	August 7, 2007 Date

By:	/s/ Kerby Crowell	August 7, 2007

	Kerby Crowell Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	Date