Form 10-Q
period 2007-09-30
SOUTHWEST BANCORP INC
filed 2007-11-06
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
14,353,284

SOUTHWEST BANCORP, INC.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
(Dollars in thousands)	2007	2006

Assets
Cash and due from banks	$30,604	$46,618
Federal funds sold	—	11,000

Cash and cash equivalents	30,604	57,618
Investment securities:
Held to maturity, fair value $5,301 (2007) and $1,621 (2006)	5,335	1,630
Available for sale, amortized cost $274,561 (2007) and $258,742 (2006)	274,896	255,904
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	12,991	12,315
Loans held for sale	78,417	188,464
Loans receivable, net of allowance for loan losses of $28,314 (2007) and $27,293 (2006)	1,904,909	1,575,433
Accrued interest receivable	22,561	24,269
Premises and equipment, net	24,064	21,818
Other real estate	1,654	1,873
Goodwill	6,742	1,213
Other intangible assets, net	4,335	3,069
Other assets	20,344	27,022

Total assets	$2,386,852	$2,170,628

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand	$261,634	$254,415
Interest-bearing demand	63,145	55,396
Money market accounts	505,192	371,912
Savings accounts	14,830	11,273
Time deposits of $100,000 or more	580,850	648,664
Other time deposits	487,068	423,951

Total deposits	1,912,719	1,765,611
Accrued interest payable	11,201	13,260
Income tax payable	2,078	1,136
Other liabilities	9,776	8,624
Other borrowings	190,847	138,094
Subordinated debentures	46,393	46,393

Total liabilities	2,173,014	1,973,118
Shareholders’ equity:
Common stock — $1 par value; 20,000,000 shares authorized; 14,658,042 shares issued and outstanding	14,658	14,658
Paid in capital	46,490	45,901
Retained earnings	158,279	146,197
Accumulated other comprehensive income (loss)	209	(1,738)
Treasury stock, at cost; 321,991 (2007) and 417,535 (2006) shares	(5,798)	(7,508)

Total shareholders’ equity	213,838	197,510

Total liabilities & shareholders’ equity	$2,386,852	$2,170,628

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands, except earnings per share data)	2007	2006	2007	2006

Interest income:
Interest and fees on loans	$42,346	$41,074	$122,210	$116,839
Investment securities:
U.S. government and agency obligations	2,196	2,183	6,476	6,571
Mortgage-backed securities	370	270	996	761
State and political subdivisions	85	24	177	90
Other securities	165	209	693	639
Other interest-earning assets	39	57	219	137

Total interest income	45,201	43,817	130,771	125,037

Interest expense:
Interest-bearing demand	82	79	261	220
Money market accounts	5,589	4,066	14,294	12,041
Savings accounts	24	19	65	30
Time deposits of $100,000 or more	7,445	8,106	23,358	21,766
Other time deposits	5,684	4,578	15,962	11,928
Other borrowings	1,715	2,281	4,935	7,445
Subordinated debentures	986	992	2,923	2,808

Total interest expense	21,525	20,121	61,798	56,238

Net interest income	23,676	23,696	68,973	68,799

Provision for loan losses	2,149	3,006	6,117	8,998

Other income:
Service charges and fees	2,548	2,872	7,089	8,655
Other noninterest income	452	411	1,226	1,490
Gain on sales of loans	548	616	2,556	2,561
Gain (loss) on securities	108	60	1,579	(274)

Total other income	3,656	3,959	12,450	12,432

Other expense:
Salaries and employee benefits	8,966	7,477	25,449	22,505
Occupancy	2,514	2,520	7,305	7,517
FDIC and other insurance	134	128	397	379
Other real estate (net)	(12)	122	(122)	256
General and administrative	4,560	3,663	14,772	10,295

Total other expense	16,162	13,910	47,801	40,952

Income before taxes	9,021	10,739	27,505	31,281
Taxes on income	3,505	4,100	10,648	11,737

Net income	$5,516	$6,639	$16,857	$19,544

Basic earnings per share	$0.38	$0.47	$1.18	$1.38
Diluted earnings per share	$0.38	$0.46	$1.15	$1.35
Cash dividends declared per share	$0.0925	$0.0825	$0.2775	$0.2475

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months
	ended September 30,
(Dollars in thousands)	2007	2006

Operating activities:
Net income	$16,857	$19,544
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,117	8,998
Deferred tax benefit	(1,371)	(1,687)
Fixed asset depreciation and amortization	2,123	2,160
Securities premium amortization (discount accretion), net	(157)	38
Amortization of intangibles	488	330
Stock based compensation expense	787	789
Net (gain) loss on investment securities	(1,579)	274
Net gain on sales of loans	(2,556)	(2,561)
Net (gain) loss on sales of premises/equipment	11	(24)
Net gain on other real estate owned, net	(11)	(220)
Proceeds from sales of residential mortgage loans	40,386	52,650
Residential mortgage loans originated for resale	(39,145)	(51,700)
Proceeds from sales of student loans	237,057	641,769
Student loans originated for resale	(127,500)	(515,610)
Net change in assets and liabilities:
Accrued interest receivable	1,952	(6,824)
Other assets	5,510	567
Income taxes payable	1,381	1,182
Excess tax benefit from share-based payment arrangements	(439)	(918)
Accrued interest payable	(2,399)	2,483
Other liabilities	43	(1,238)

Net cash provided by operating activities	137,555	150,002

Investing activities:
Proceeds from sales of available for sale securities	9,955	19,691
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	—	999
Available for sale securities	11,457	6,974
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(676)	(2,379)
Purchases of held to maturity securities	(3,700)	(1,095)
Purchases of available for sale securities	(15,998)	(9,502)
Loans originated and principal repayments, net	(291,315)	(180,785)
Net Acquisition Bank of Kansas (2007), McMullen Bank (2006)	(4,057)	(67)
Purchases of premises and equipment	(2,343)	(2,182)
Proceeds from sales of premises and equipment	62	126
Proceeds from sales of other real estate owned	449	6,072

Net cash used in investing activities	(296,166)	(162,148)

Financing activities:
Net increase in deposits	81,332	50,198
Net increase (decrease) in other borrowings	52,753	(46,768)
Net proceeds from issuance of common stock	893	1,932
Excess tax benefit from share-based payment arrangements	439	918
Common stock dividends paid	(3,820)	(3,387)

Net cash provided from financing activities	131,597	2,893

Net decrease in cash and cash equivalents	(27,014)	(9,253)
Cash and cash equivalents,
Beginning of period	57,618	50,277

End of period	$30,604	$41,024

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury	Shareholders’
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, January 1, 2007	14,658,042	$14,658	$45,901	$146,197	$(1,738)	$(7,508)	$197,510

Cash dividends declared:
Common, $0.2775 per share, and other dividends	—	—	—	(3,972)	—	—	(3,972)
Common stock issued:
Employee Stock Option Plan	—	—	(622)	—	—	1,369	747
Employee Stock Purchase Plan	—	—	20	—	—	54	74
Dividend Reinvestment Plan	—	—	22	—	—	50	72
Restricted Stock	—	—	108	—	—	237	345
Adjustment related to adoption of FIN 48	—	—	—	(803)	—	—	(803)
Tax benefit related to exercise of stock options	—	—	439	—	—	—	439
Stock Compensation Expense	—	—	622	—	—	—	622
Other comprehensive income, net of tax	—	—	—	—	1,947	—	1,947
Net income	—	—	—	16,857	—	—	16,857

Balance, September 30, 2007	14,658,042	$14,658	$46,490	$158,279	$209	$(5,798)	$213,838

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands)	2007	2006	2007	2006

Net income	$5,516	$6,639	$16,857	$19,544

Other comprehensive income:
Unrealized holding gain on available for sale securities	1,947	3,437	4,752	1,385
Reclassification adjustment for (gains) losses arising during the period	(108)	(60)	(1,579)	274

Other comprehensive income, before tax	1,839	3,377	3,173	1,659
Tax expense related to items of other comprehensive income	(673)	(1,310)	(1,226)	(643)

Other comprehensive income, net of tax	1,166	2,067	1,947	1,016

Comprehensive income	$6,682	$8,706	$18,804	$20,560

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1: GENERAL
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal recurring adjustments. The results of operations for the three and nine months ended September 30, 2007, and the cash flows for the nine months ended September 30, 2007, should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2006.
NOTE 2: PRINCIPLES OF CONSOLIDATION
The accompanying unaudited consolidated financial statements include the accounts of Southwest Bancorp, Inc. (“Southwest”), its wholly owned financial institution subsidiaries, the Stillwater National Bank and Trust Company (“Stillwater National”), SNB Bank of Wichita (“SNB Wichita”), Bank of Kansas (“SNB Kansas”), and its management consulting subsidiaries, Healthcare Strategic Support, Inc. (“HSSI”), and Business Consulting Group, Inc. (“BCG”). All significant intercompany transactions and balances have been eliminated in consolidation.
NOTE 3: RECLASSIFICATIONS
Amounts in the prior year’s consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.
NOTE 4: ACQUISITION
On July 27, 2007, Southwest acquired all of the assets and liabilities of SNB Kansas in a stock acquisition for cash consideration of $15.6 million. SNB Kansas was a privately held bank which operated two banking offices in the Hutchinson, Kansas area. The acquisition of SNB Kansas is part of Southwest’s announced community banking strategy.
The acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and identified intangible assets purchased and liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, none of which is expected to be deductible for tax purposes. Goodwill will not be amortized, but will be reviewed for impairment on an annual basis.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is preliminary and is subject to change based on the final determination of fair value.

(Dollars in thousands)	Amount
Cash and cash equivalents	$11,560
Loans	41,838
Securities	19,266
Premises and equipment	2,084
Core deposit intangibles	1,477
Other assets	174

Total assets acquired	$76,399

Deposits	66,116
Other liabilities	195

Net assets acquired	$10,088

Less: purchase price	15,617

Goodwill	$5,529

The results of operations of SNB Kansas since the acquisition are included in the financial statements within this document. Proforma information of SNB Kansas on the financial condition and results of operations since the beginning of the period is not material.
Core deposit intangibles (“CDI”) are amortized using an economic life method based on deposit attrition. As a result, amortization will decline over time with most of the amortization occurring during the initial years. The weighted average amortization period for core deposit intangibles related to the SNB Kansas acquisition is approximately ten years.
Southwest applied the guidance required under the American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). This guidance addresses accounting for differences between contractual cash flows and expected cash flows from loans or securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 is applicable to loans and debt securities acquired individually, in pools or as a part of a business combination. It is not applicable to loans originated by the lender. The yield that may be accreted to income is limited to the excess of estimated undiscounted cash flows over the investor’s investment in the asset. Subsequent increases in expected cash flows should be recognized prospectively through a yield adjustment. Subsequent decreases in expected cash flows should be recognized as impairment. SOP 03-3 prohibits the carry-over or creation of valuation allowances related to acquired assets, including assets acquired in a business combination that have evidence of deterioration since origination. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004. Southwest does not anticipate any material differences in contractual cash flows and expected cash flows.
NOTE 5: INVESTMENT SECURITIES
The following table presents securities with gross unrealized losses and fair value by length of time that the individual securities had been in a continuous unrealized loss position at September 30, 2007. Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
			Loss Existing for:
	Number of	Amortized	Less Than	More Than	Fair
(Dollars in thousands)	Securities	Cost	12 Months	12 Months	Value

Held to Maturity:
Obligations of state and political subdivisions	4	4,335	(28)	(12)	4,295

Total	4	4,335	(28)	(12)	4,295

Available for Sale:
Federal agency securities	81	203,486	—	(1,230)	202,256
Obligations of state and political subdivisions	1	2,005	—	(20)	1,985
Mortgage-backed securities	30	11,804	(20)	(58)	11,726

Total	112	217,295	(20)	(1,308)	215,967

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
NOTE 6: LOANS AND OTHER REAL ESTATE
Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas. Its commercial lending operations are concentrated in the Oklahoma City, Stillwater, and Tulsa areas of Oklahoma; in the Austin, Dallas, Houston, and San Antonio areas of Texas; and in the Hutchinson, Kansas City, and Wichita areas of Kansas. As a result, the collectibility of Southwest’s loan portfolio can be affected by changes in the economic conditions in these three states and in those metropolitan areas. At September 30, 2007 and December 31, 2006, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets, or were guaranteed by agencies of the United States government or, in the case of private student loans, insured by a private insurer.
As of September 30, 2007, approximately $547.2 million, or 28%, of Southwest’s loan portfolio consisted of loans to individuals and businesses in the healthcare industry. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 5% or more of total loans.
Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates. Total nonaccrual loans decreased $444,000 from December 31, 2006, and total nonperforming loans decreased $263,000. Total nonperforming assets of $30.7 million (which includes other real estate owned) decreased $482,000 from year-end 2006.

	At	At
(Dollars in thousands)	September 30, 2007	December 31, 2006

Nonaccrual loans (1)	$26,291	$26,735
Past due 90 days or more	2,803	2,622

Total nonperforming loans	29,094	29,357
Other real estate owned	1,654	1,873

Total nonperforming assets	$30,748	$31,230

Nonperforming loans to loans receivable	1.45%	1.64%
Allowance for loan losses to nonperforming loans	97.32%	92.97%
Nonperforming assets to loans receivable and other real estate owned	1.53%	1.74%

(1)	The government-guaranteed portion of loans included in these totals was $1.4 million for both periods presented.
All of the nonaccruing assets are subject to regular tests for impairment as part of Southwest’s allowance for loan losses methodology (see Note 7).
During the first nine months of 2007, $4,000 of interest income was received on nonaccruing loans. If interest on those loans had been accrued for the nine months ended September 30, 2007, additional total interest income of $1.1 million would have been recorded.
NOTE 7: ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LOAN COMMITMENTS
Activity in the allowance for loan losses is shown below for the indicated periods.

	For the nine	For the	For the nine
	months ended	year ended	months ended
(Dollars in thousands)	September 30, 2007	December 31, 2006	September 30, 2006

Balance at beginning of period	$27,293	$23,812	$23,812
Loans charged-off:
Real estate mortgage	1,774	708	553
Real estate construction	54	445	445
Commercial	3,600	7,393	3,967
Installment and consumer	281	379	317

Total charge-offs	5,709	8,925	5,282
Recoveries:
Real estate mortgage	28	414	263
Commercial	550	403	258
Installment and consumer	35	24	15

Total recoveries	613	841	536

Net loans charged-off	5,096	8,084	4,746
Provision for loan losses	6,117	11,565	8,998

Balance at end of period	$28,314	$27,293	$28,064

Loans outstanding:
Average	$1,856,068	$1,830,996	$1,820,764
End of period	2,011,640	1,791,190	1,799,427
Net charge-offs to total average loans (annualized)	0.37%	0.44%	0.35%
Allowance for loan losses to total loans (end of period)	1.41%	1.52%	1.56%
The allowance for loan losses is established through a provision for loan losses charged to operations. Loan amounts which are determined to be uncollectible are charged against this allowance, and recoveries, if any, are added to the allowance. The appropriate amount of the allowance is based on continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio using a systematic methodology. Southwest’s methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances, and an unallocated allowance.
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
Specific allowances are established in cases where management has identified significant conditions or circumstances related to individual loans that management believes indicate the probability that losses may be incurred in an amount different from the amounts determined by application of the formula allowance. Specific allowances include amounts related to loans that are identified for evaluation of impairment. A loan is considered to be impaired when, based on current information and events, it is probable that Southwest will be unable to collect all amounts due according to the contractual terms of the loan agreement. The allowance for loan losses related to loans that are evaluated for impairment is based either on the discounted cash flows using the loan’s initial effective interest rate or on the fair value of the collateral for certain collateral dependent loans. Smaller balance homogeneous loans, including mortgage and consumer loans, are collectively evaluated for impairment. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. All of Southwest’s nonaccrual loans are considered to be impaired loans.
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
There were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance during the first nine months of 2007. Southwest determined the level of the allowance for loan losses at September 30, 2007 was appropriate, based on that methodology.
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
The reserve for unfunded loan commitments was $2.7 million, $1.9 million and $1.6 million at September 30, 2007, December 31, 2006, and September 30, 2006, respectively. The reserve, which is included in other liabilities on Southwest’s statement of financial condition, is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.
NOTE 8: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Fair Value Hedges
Southwest uses interest rate swaps in order to offset changes in fair value of fixed rate deposits that occur during periods of interest rate volatility. Southwest is able to demonstrate an effective hedging relationship between derivatives and matched items by proving that their changes in fair values substantially offset. Southwest enters into interest rate swap agreements with the objective of converting the fixed interest rate on retail brokered CDs to a variable interest rate. The swap agreements require Southwest to pay a variable rate of interest based on a spread to the one-month London Interbank Offered Rate (“LIBOR”) and to receive a fixed rate of interest equal to that of the retail brokered CD (hedged item). Under the swap agreements, Southwest is to pay variable interest payments on a monthly basis; fixed interest payments are to be received on the maturity date of the swap agreement, except for agreements that pay semi-annually. Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recorded as an adjustment of interest expense of the hedged item. The net cash flows related to fair value hedges increased interest expense on certificates of deposit by $113,000 for the nine months ended September 30, 2007. All of the interest rate swaps outstanding at September 30, 2007 will expire within a twelve month period.
The following table provides information on Southwest’s derivative portfolio as of September 30, 2007 and December 31, 2006. Gross unrealized losses on derivatives are included in other liabilities.

		Gross Unrealized		Estimated
(Dollars in thousands)	Notional Amt	Gains	Losses	Fair Value

At September 30, 2007:

Fair-value hedges
Interest-rate swaps
Pay floating, receive fixed	$179,958	$—	$(69)	$(69)

	$179,958	$—	$(69)	$(69)

Weighted average floating pay rate	5.46%
Weighted average fixed receive rate	5.31%
Weighted average maturity in months	5

At December 31, 2006:

Fair-value hedges
Interest-rate swaps
Pay floating, receive fixed	$239,261	$—	$(166)	$(166)

	$239,261	$—	$(166)	$(166)

Weighted average floating pay rate	5.17%
Weighted average fixed receive rate	5.13%
Weighted average maturity in months	5
Southwest is exposed to credit risk on derivative instruments if the counterparty should fail to perform under the terms of the contract. Southwest manages credit risk through the use of comprehensive credit approval processes, the selection of only creditworthy counterparties, and effective collateral administration. The amount of credit exposure is limited to the net interest receivable and the fair market value of the derivative contracts in gain positions reduced by the value of any collateral pledged by the counterparty. As of September 30, 2007, the net credit exposure associated with derivative instruments totaled $5.6 million. The maximum net exposure to any one counterparty is $3.6 million. The notional amount of the swap position at September 30, 2007 is with two counterparties.
NOTE 9: SHARE-BASED COMPENSATION
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

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), Southwest recorded $622,000 of share-based compensation expense for the nine month period ended September 30, 2007 related to outstanding stock options.
The share-based compensation is calculated using the accrual method, which treats each vesting tranche as a separate award and amortizes expense evenly from grant date to vest date. This charge had no impact on Southwest’s reported cash flows. The deferred tax asset that was recorded related to this compensation expense was approximately $165,000.
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

				Expected
	Risk-Free	Expected		Option
	Interest	Dividend	Expected	Term
	Rate	Yield	Volatility	(in years)

Third quarter 2007	4.55%	1.81%	29.20%	2.50
Second quarter 2007	4.73%	1.48%	29.60%	2.50
First quarter 2007	4.51%	1.40%	29.58%	2.50
Third quarter 2006	4.89%	1.28%	30.39%	2.50
Second quarter 2006	5.00%	1.39%	32.88%	2.50
First quarter 2006	4.75%	1.49%	24.48%	2.50
A summary of option activity under the Stock Plans as of September 30, 2007, and changes during the nine month period then ended, is presented below.

			Weighted
		Weighted	Average Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (dollars
	Options	Price	Life (Years)	in thousands)

Outstanding at December 31, 2006	860,010	$13.50

Granted	119,431	26.07
Exercised	(77,588)	9.98
Canceled/expired	(2,666)	25.46

Outstanding at September 30, 2007	899,187	$15.44	2.55	$13,880

Total exercisable at September 30, 2007	673,704	$14.64	2.24	$9,866
The weighted average grant date fair value of options granted during the nine month period ended September 30, 2007 was $5.48 per share. The total intrinsic value of options exercised during the nine month period was $1.2 million; the amount of cash received from those exercises was $747,000. All shares issued upon exercise of options during the nine month period ended September 30, 2007 were issued out of treasury shares. The fair value of options that became vested during the nine month period was $688,000.
A summary of the status of Southwest’s nonvested stock options as of September 30, 2007 and changes during the nine month period then ended is presented below.

	Shares	Weighted
	Issuable	Average
	Upon Exercise	Grant Date
	of Options	Fair Value

Nonvested Balance at December 31, 2006	238,300	$4.34

Granted	119,431	5.48
Vested	(129,582)	5.31
Forfeited	(2,666)	5.59

Nonvested Balance at September 30, 2007	225,483	$4.37

As of September 30, 2007, there was $378,000 of total unrecognized compensation expense related to stock option arrangements granted under the Stock Plans. This unrecognized expense is expected to be recognized during the next 2.25 years.
Restricted Stock
In March 2005, January 2006, and January 2007, nonemployee directors were awarded shares in restricted common shares (28,110 total shares) at grant date fair values of $19.75, $21.725, and $26.985, respectively. In March 2007, an employee was awarded 4,868 shares in restricted stock at grant date fair value of $26.395. During the first nine months of 2007, $101,000 in compensation expense, net of tax, was recorded related to all restricted shares outstanding and is included in the compensation expense amounts for 2007; $73,000 in compensation expense, net of tax, was recorded in the first nine months of 2006.
The restricted stock grants vest one-third on the first, second and third annual anniversaries of the date of grant provided the director or employee remains a director or employee of Southwest or a subsidiary on those dates. The restrictions on the shares expire three years after the award date. Southwest will continue to recognize compensation expense over the restricted periods.
NOTE 10: TAXES ON INCOME
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, was adopted on January 1, 2007. As a result of the implementation of Interpretation No. 48, Southwest recognized a cumulative effect adjustment of approximately $803,000 as a decrease in retained earnings. Including the cumulative effect adjustment, at the beginning of 2007, Southwest had approximately $1.8 million (net of federal benefit on state issues) of total unrecognized tax benefits. The balance of unrecognized tax benefits at September 30, 2007 was $2.5 million (net of federal benefit on state issues), that if recognized, would favorably affect the effective tax rate in any future periods.
Southwest recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of date of adoption, Southwest had accrued $562,000 in interest and penalties. For the first three quarters of the year, an additional $237,000 has been accrued in interest and penalties.
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
NOTE 11: EARNINGS PER SHARE
Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury method. At September 30, 2007 and 2006, there were 395,617 and 7,500 antidilutive options to purchase common shares, respectively.
The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006

Weighted average common shares outstanding	14,335,008	14,206,947	14,299,534	14,145,275
Effect of dilutive securities	277,724	326,626	332,867	325,923

For calculation of diluted earnings per share	14,612,732	14,533,573	14,632,401	14,471,198

NOTE 12: FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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
The following table provides a summary of Southwest’s off-balance sheet financial instruments:

	For the nine	For the
	months ended	year ended
(Dollars in thousands)	September 30, 2007	December 31, 2006

Commitments to extend commercial and real estate mortgage credit	$804,776	$572,182
Standby and commercial letters of credit	17,433	12,215

Total	$822,209	$584,397

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
NOTE 13: OPERATING SEGMENTS
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
Beginning in the first quarter of 2007, capital is assigned and the credit allocated to each of the segments rather than remaining in the Other Operating Segment. The amounts for the three and nine months ending September 30, 2006 have been restated using the capital pricing methodology. Capital is assigned to each of the segments using a risk-based capital pricing methodology that assigns capital ratios by asset, deposit, or revenue category based on Credit Risk, Interest Rate Risk, Market Risk, Operational Risk and Liquidity Risk.
By including capital as a funding component, each operating segment’s performance is more accurately reported leaving fewer unallocated dollars in the fund management unit.
The following table summarizes financial results by operating segment:

For the Three Months Ended September 30, 2007
	Oklahoma	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Market	Operations	Company

Net interest income	$13,154	$10,663	$190	$(331)	$23,676
Provision for loan losses	241	1,908	—	—	2,149
Other income	1,949	742	769	196	3,656
Other expenses	7,807	6,166	882	1,307	16,162

Income (loss) before taxes	7,055	3,331	77	(1,442)	9,021
Taxes on income	2,789	1,190	43	(517)	3,505

Net income (loss)	$4,266	$2,141	$34	$(925)	$5,516

For the Three Months Ended September 30, 2006
	Oklahoma	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Market	Operations	Company

Net interest income	$13,596	$7,816	$2,185	$99	$23,696
Provision for loan losses	1,951	1,055	—	—	3,006
Other income	1,806	131	742	1,280	3,959
Other expenses	7,269	4,166	1,006	1,469	13,910

Income (loss) before taxes	6,182	2,726	1,921	(90)	10,739
Taxes on income	2,194	1,247	566	93	4,100

Net income (loss)	$3,988	$1,479	$1,355	$(183)	$6,639

For the Nine Months Ended September 30, 2007
	Oklahoma	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Market	Operations	Company

Net interest income	$39,532	$28,998	$1,392	$(949)	$68,973
Provision for loan losses	1,423	4,694	—	—	6,117
Other income	7,461	1,538	2,826	625	12,450
Other expenses	22,636	15,796	2,623	6,746	47,801

Income (loss) before taxes	22,934	10,046	1,595	(7,070)	27,505
Taxes on income	8,782	3,777	612	(2,523)	10,648

Net income (loss)	$14,152	$6,269	$983	$(4,547)	$16,857

Fixed asset expenditures	$933	$907	$57	$446	$2,343
Total loans at period end	947,354	985,869	78,417	—	2,011,640
Total assets at period end	956,011	1,086,552	84,677	259,612	2,386,852
Total deposits at period end (1)	1,265,130	237,815	3,275	406,499	1,912,719

(1)	Brokered Deposits are included in the Oklahoma Banking Segment.

For the Nine Months Ended September 30, 2006
	Oklahoma	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Market	Operations	Company

Net interest income	$39,570	$21,707	$7,691	$(169)	$68,799
Provision for loan losses	5,705	3,293	—	—	8,998
Other income	5,694	575	2,828	3,335	12,432
Other expenses	22,022	10,967	3,238	4,725	40,952

Income (loss) before taxes	17,537	8,022	7,281	(1,559)	31,281
Taxes on income	6,235	3,151	2,493	(142)	11,737

Net income (loss)	$11,302	$4,871	$4,788	$(1,417)	$19,544

Fixed asset expenditures	$314	$411	$—	$1,458	$2,183
Total loans at period end	889,453	652,285	257,689	—	1,799,427
Total assets at period end	890,618	654,961	271,785	340,374	2,157,738
Total deposits at period end (1)	1,166,943	139,978	4,602	429,041	1,740,564

(1)	Brokered Deposits are included in the Oklahoma Banking Segment.
NOTE 14: ACCOUNTING STANDARD ISSUED BUT NOT YET ADOPTED
In September 2006, the Financial Accounting Standards Board issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies only to fair value measurements that are already required or permitted by other generally accepted accounting principles. SFAS 157 also nullifies EITF guidance that prohibited recognition of gains or losses at inception of derivative transactions whose fair value is estimated by modeling. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are assumed to be independent, knowledgeable buyers and sellers transacting business in the principal or most advantageous market for the asset or liability. Management continues to evaluate the impact and anticipates the adoption of the statement effective January 1, 2008.
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
NOTE 15: CASH RECEIVABLE
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
Stillwater National and CSI have filed legal action against the armored transportation company, its owners and others for the recovery of their funds and damages, have notified law enforcement and bank regulatory authorities and their insurers, and continue to pursue means of recovery. Southwest has estimated the amount of the loss to be the total amount of the receivable and has recorded a complete write-off of that amount as reflected in the financial statements for the first quarter of 2007. This amount does not reflect any potential recoveries or insurance proceeds. The financial statements also reflect related legal expenses incurred by Southwest in the first nine months of approximately $720,000. Southwest continues to vigorously pursue its investigation and efforts to recover the missing cash or otherwise mitigate its damages. Southwest filed its proof of loss with the insurer on August 6, 2007.
NOTE 16: PARTIAL DISPOSITION OF EQUITY SECURITIES
During the second quarter of 2007, Stillwater National sold 1,500,000 shares of common stock of a public corporation. This transaction was in response to an unsolicited offer to purchase such shares received in late April 2007. Stillwater National obtained these shares in connection with the restructuring of a problem credit in October 2005. The sale of these shares resulted in a realization of a pre-tax gain of $1.9 million. Stillwater National continues to hold 868,000 shares of the public corporation’s common stock.

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
GENERAL
Southwest Bancorp, Inc. (“Southwest”) is a financial holding company for the Stillwater National Bank and Trust Company (“Stillwater National”), SNB Bank of Wichita (“SNB Wichita”), Bank of Kansas (“SNB Kansas”), Healthcare Strategic Support, Inc. (“HSSI”), and Business Consulting Group, Inc. (“BCG”). Through its subsidiaries, Southwest offers commercial and consumer lending, deposit and investment services, and specialized cash management, consulting and other financial services from offices in Oklahoma City, Stillwater, Tulsa, and Chickasha, Oklahoma; Austin, Dallas, Houston and San Antonio, Texas; and Hutchinson, Kansas City, and Wichita, Kansas; and on the Internet, through SNB DirectBanker®. Southwest’s banking philosophy is to provide a high level of customer service, a wide range of financial services, and products responsive to customer needs with a focus on serving healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate borrowers. This philosophy has led to the development of a line of deposit, lending, and other financial products that respond to professional and commercial customer needs for speed, efficiency, and information, and complement more traditional banking products. Such specialized financial services include integrated document imaging and cash management services designed to help our customers in the healthcare industry and other record-intensive enterprises operate more efficiently, and management consulting services through Southwest’s management consulting subsidiaries: HSSI, which serves physicians, hospitals, and healthcare groups, and BCG, which serves small and large commercial enterprises. Information regarding Southwest is available on line at www.oksb.com. Information regarding the products and services of Southwest’s financial institution subsidiaries is available on line at www.banksnb.com, www.snbwichita.com, and www.bankofkansas.com. The information on these websites is not a part of this report on form 10-Q.
Southwest’s strategic focus includes expansion in carefully selected geographic markets. This geographic expansion is based on identification of markets with concentrations of customers in Southwest’s traditional areas of expertise (healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate lending) and makes use of traditional and specialized financial services.
Southwest’s expansion outside Oklahoma began in 2002. At September 30, 2007, these offices accounted for $985.9 million in loans (51% of portfolio loans and 49% of total loans, which include loans held for sale). During the first nine months of 2007, the offices in other states produced $6.3 million in net income (37% of the consolidated total), and $392.2 million in asset growth.
During the third quarter, Southwest completed the acquisition of the SNB Kansas, which provided two full-service banking offices in the Hutchinson, Kansas area. In the second quarter of 2006, Southwest opened a loan production office in Houston, Texas which it plans to convert it into a branch consistent with its established expansion strategy. In July 2006, Southwest completed the acquisition of the McMullen Bank, which added branches in San Antonio and Tilden, Texas. Southwest is actively seeking additional acquisitions consistent with its strategies, although currently it does not have any agreements or understandings to do so.
The Oklahoma Banking segment accounted for $14.2 million, or 84%, of consolidated year-to-date net income, up twenty-six percentage points from 58% for the first nine months of 2006. The increase in the segment’s net income contribution was primarily the result of a decrease in the required provision for loan losses and an increase in other income, which is partly attributable to the gain on the sale of shares of common stock acquired in connection with a debt restructuring in 2005, that were held as available for sale securities, offset by increases in other expenses and taxes on income. Outstanding loans in the Oklahoma Banking Segment totaled $947.4 million at quarter end and increased by $34.5 million, or approximately 4%, from December 31, 2006.
Southwest has a long history of student and residential mortgage lending. These operations comprise the Secondary Market business segment. During the first nine months of 2007, this segment produced $983,000 in net income. Secondary Market assets declined during the first nine months of the year because, while originations of student loans totaled $127.5 million, sales proceeds, net of gains, totaled $235.1 million resulting in a 59% reduction in the balance of loans outstanding as of September 30, 2007. This decline is consistent with Southwest’s previously announced expectations. The gain on sales of student loans for the first three quarters was $1.9 million. Loan volumes in the Secondary Market segment may vary significantly from period to period.
Southwest also conducts general consumer banking operations, and may establish or acquire additional community banking offices in selected markets.
For additional information on Southwest’s operating segments, please see Note 13, “Operating Segments”, in the Notes to Unaudited Consolidated Financial Statements. The total of net income of the segments discussed above does not equal consolidated net income for the first nine months of 2007 due to income and expenses allocated to the Other Operations segment, which provides funding and liquidity services to the rest of the organization
Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest became a public company in late 1993 with assets of approximately $434 million. At September 30, 2007, Southwest had total assets of $2.4 billion, deposits of $1.9 billion, and shareholders’ equity of $213.8 million.
FINANCIAL CONDITION
Total Assets and Investment Securities
Southwest’s total assets were $2.4 billion at September 30, 2007, and $2.2 billion at December 31, 2006.
Southwest’s investment security portfolio increased $23.4 million, or 9%, from $269.8 million at December 31, 2006, to $293.2 million at September 30, 2007. The increase is primarily in U.S. government and agency securities, mortgage backed securities and tax exempt securities, which increased $6.4 million (3%), $10.3 million (42%) and $7.7 million (269%), respectively, during the first nine months of 2007.
Loans
Total loans, including loans held for sale, were $2.0 billion at September 30, 2007, a 12% increase from $1.8 billion at December 31, 2006. One-to-four family residential, real estate construction, commercial and other consumer loans increased, while commercial real estate mortgage and student loans decreased.

The following table presents the trends in the composition of the loan portfolio at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2007	2006	$ Change	% Change

Real estate mortgage
Commercial	$608,409	$609,271	$(862)	(0.14)%
One-to-four family residential	112,407	91,441	20,966	22.93
Real estate construction	659,214	453,750	205,464	45.28
Commercial	517,658	424,189	93,469	22.03
Installment and consumer
Student loans	73,810	181,458	(107,648)	(59.32)
Other	40,142	31,081	9,061	29.15

Total loans	$2,011,640	$1,791,190	$220,450	12.31%

The composition of loans held for sale and reconciliation to total loans is shown in the following table.

	September 30,	December 31,
(Dollars in thousands)	2007	2006	$ Change	% Change

Loans held for sale:
Student loans	$73,810	$181,458	$(107,648)	(59.32)%
One-to-four family residential	3,293	4,654	(1,361)	(29.24)
Other loans held for sale	1,314	2,352	(1,038)	(44.13)

Total loans held for sale	78,417	188,464	(110,047)	(58.39)
Portfolio loans	1,933,223	1,602,726	330,497	20.62

Total loans	$2,011,640	$1,791,190	$220,450	12.31%

Subprime lending has never been a part of Southwest’s business strategy and its direct and indirect exposure to subprime loans and subprime lenders is minimal.
Management determines the appropriate level of the allowance for loan losses using a systematic methodology. (See Note 7: “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.) At September 30, 2007, the allowance for loan losses was $28.3 million, an increase of $1.0 million, or 4%, from the allowance for loan losses at December 31, 2006. This change is a result of growth in performing commercial and commercial real estate loans and an increase in potential problem loans offset in part by decreases in the allowance related to impaired loans and in the general allowance. The allowance was 1.41% and 1.52% of total loans at September 30, 2007 and December 31, 2006, respectively. Management believes the amount of the allowance is appropriate, given its systematic methodology for calculation. Changes in the amount of the allowance resulted from the application of that methodology, which is designed to estimate inherent losses on total loans in the portfolio, including those on nonperforming loans.
At September 30, 2007, the allowance for loan losses was $28.3 million, or 97.32% of nonperforming loans, compared to $27.3 million, or 92.97% of nonperforming loans, at December 31, 2006. (See “Results of Operations-Provision for Loan Losses.”)
Performing loans considered potential problem loans (loans that are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems cause management to have concerns as to the ability of the borrowers to comply with the present loan repayment terms and which may become problems in the future) amounted to approximately $70.4 million at September 30, 2007, compared to $50.6 million at December 31, 2006. Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.

At September 30, 2007, the reserve for unfunded loan commitments was $2.7 million, a $761,000, or 39%, increase from the amount at December 31, 2006. This change is due to an increase in commitments and the reserve on commitments related to potential problem loans.
Deposits and Other Borrowings
Southwest’s deposits were $1.9 billion at September 30, 2007, an increase of $147.1 million, or 8%, from $1.8 billion at December 31, 2006. Increases occurred in noninterest-bearing demand, interest-bearing demand, money market accounts, savings accounts, and other time deposits.
The following table presents the trends in the composition of deposits at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2007	2006	$ Change	% Change

Noninterest-bearing demand	$261,634	$254,415	$7,219	2.84%
Interest-bearing demand	63,145	55,396	7,749	13.99
Money market accounts	505,192	371,912	133,280	35.84
Savings accounts	14,830	11,273	3,557	31.55
Time deposits of $100,000 or more	580,850	648,664	(67,814)	(10.45)
Other time deposits	487,068	423,951	63,117	14.89

Total deposits	$1,912,719	$1,765,611	$147,108	8.33%

In connection with its retail certificate of deposit program, Stillwater National has substantial unused borrowing availability in the form of unsecured brokered certificate of deposits from Merrill Lynch & Co., Citigroup Global Markets, Inc., Wachovia Securities LLC, UBS Financial Services, Inc., RBC Dain Rauscher, Morgan Stanley & Co., Inc., and CountryWide Securities. At September 30, 2007, $239.9 million in these retail certificates of deposit were included in time deposits of $100,000 or more, a decrease of $124.9 million, or 34%, from year-end 2006.
As of September 30, 2007, Stillwater National has brokered certificates of deposit issued in amounts under $100,000 totaling $388,000 which are included in other time deposits in the above table. Stillwater National had no brokered certificates of deposit under $100,000 as of year-end 2006.
Other borrowings increased $52.8 million, or 38%, to $190.8 million during the first nine months of 2007. The increase reflects the changes in the need for funding based on loan and deposit activities for the period.
Shareholders’ Equity
Shareholders’ equity increased $16.3 million, or 8%, due primarily to earnings of $16.9 million for the first nine months of 2007, offset by dividends declared totaling $4.0 million. Sales of common stock through the dividend reinvestment plan, the employee stock purchase plan, and share based compensation plans, including tax benefits realized, contributed an additional $2.3 million to shareholders’ equity in the first nine months of 2007. Implementation of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, reduced shareholders’ equity by $803,000. Net unrealized holding gains and losses on available for sale investment securities (net of tax) increased to a gain of $209,000 at September 30, 2007, compared to a loss of $1.7 million at December 31, 2006.
At September 30, 2007, Southwest, Stillwater National, SNB Wichita, and SNB Kansas continued to exceed all applicable regulatory capital requirements. See “Capital Resources” on page 35.
RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2007 and 2006
Net income for the third quarter of 2007 of $5.5 million represented a decrease of $1.1 million, or 17%, from the $6.6 million earned in the third quarter of 2006. Diluted earnings per share were $0.38 compared to $0.46, a 17%

decrease. The decrease in quarterly net income was the result of a $2.3 million, or 16%, increase in other expense and a $303,000, or 8%, decrease in other income offset in part by an $857,000, 29%, decrease in the provision for loan losses and a $595,000, or 15%, decrease in income taxes. The decline in general interest rates led to a slight decrease in net interest income in spite of significantly greater loan volume.
The $20,000 decrease in net interest income for the quarter was primarily the result of decreased loan yields and higher rates on interest bearing deposits. Provision for loan losses are booked in the amounts necessary to increase the allowance for loan losses to an appropriate level at period end after charge-offs for the period. The necessary provision for the third quarter 2007 was $857,000 less than the provision required for third quarter of 2006. (See Note 7: “Allowance for Loan Losses and Unfunded Loan Commitments,” in the Notes to Unaudited Consolidated Financial Statements.)
The decrease in other income was mainly the result of decreased service charges and lower gains on the sale of loans. The increase in other expense consists of a $1.5 million increase in personnel expense, a $720,000 increase in the provision for unfunded loan commitments, a $177,000 increase in general and administrative expenses offset in part by a decrease of $134,000 in other real estate expense.
On an operating segment basis, the decrease in net income was the result of a $1.3 million reduction from the Secondary Market segment, attributable to lower volumes of guaranteed student loans, and a $742,000 decrease from the Other Operations segment, offset in part by a $278,000 increase from the Oklahoma Banking segment and a $662,000 increase from the Other States Banking segment.
Net Interest Income

	For the three months
	ended September 30,
(Dollars in thousands)	2007	2006	$ Change	% Change

Interest income:
Loans	$42,346	$41,074	$1,272	3.10%
Investment securities:
U.S. government and agency obligations	2,196	2,183	13	0.60
Mortgage-backed securities	370	270	100	37.04
State and political subdivisions	85	24	61	254.17
Other securities	165	209	(44)	(21.05)
Other interest-earning assets	39	57	(18)	(31.58)

Total interest income	45,201	43,817	1,384	3.16

Interest expense:
Interest-bearing demand deposits	82	79	3	3.80
Money market accounts	5,589	4,066	1,523	37.46
Savings accounts	24	19	5	26.32
Time deposits of $100,000 or more	7,445	8,106	(661)	(8.15)
Other time deposits	5,684	4,578	1,106	24.16
Other borrowings	1,715	2,281	(566)	(24.81)
Subordinated debentures	986	992	(6)	(0.60)

Total interest expense	21,525	20,121	1,404	6.98

Net interest income	$23,676	$23,696	$(20)	(0.08)%

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
Yields on Southwest’s interest-earning assets decreased 19 basis points, and the rates paid on Southwest’s interest-bearing liabilities increased 16 basis points, resulting in a decrease in the interest rate spread to 3.36% for the third quarter of 2007 from 3.71% for the third quarter of 2006. During the same periods, annualized net interest margin was 4.23% and 4.47%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 122.61% from 120.05%.
The decrease in interest income was the result of the 19 basis point decrease in the yield earned on interest-earning assets, which was offset in part by the effects of a $117.6 million, or 6%, increase in average interest-earning assets. Southwest’s average loans increased $98.1 million, or 5%; however, the related yield decreased to 8.73% for the third quarter of 2007 from 8.92% in 2006. During the same period, average investment securities increased $15.0 million, or 6%, and the related yield decreased slightly to 3.93% from 3.96% in 2006.
The increase in total interest expense can be attributed to the 16 basis point increase in the rates paid on interest-bearing liabilities and the effects of a $59.5 million, or 3%, increase in average interest-bearing liabilities. Although the general level of interest rates declined, rates paid on deposits increased 25 basis points as the pricing actions of competitors did not allow Southwest to reduce the rates paid on deposits. For the period, the average interest-bearing deposits increased $90.0 million, or 6%.

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

	For the three months ended September 30,
(Dollars in thousands)	2007 vs. 2006

	Increase	Due to Change
	Or	In Average:
	(Decrease)	Volume	Rate

Interest earned on:
Loans receivable (1)	$1,272	$2,170	$(898)
Investment securities	130	148	(18)
Other interest-earning assets	(18)	36	(54)

Total interest income	1,384	2,414	(1,030)

Interest paid on:
Interest-bearing demand	3	5	(2)
Money market accounts	1,523	1,352	171
Savings accounts	5	6	(1)
Time deposits	445	(496)	941
Other borrowings	(566)	(352)	(214)
Subordinated debentures	(6)	—	(6)

Total interest expense	1,404	696	708

Net interest income	$(20)	$1,718	$(1,738)

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

SOUTHWEST BANCORP, INC.
UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the three months ended September 30,
(Dollars in thousands)	2007		2006

	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate

Assets
Total loans	$1,925,468	8.73%	$1,827,417	8.92%
Investment securities	284,098	3.93	269,135	3.96
Other interest-earning assets	8,931	1.73	4,300	5.26

Total interest-earning assets	2,218,497	8.08	2,100,852	8.27
Other assets	73,076		92,155

Total assets	$2,291,573		$2,193,007

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$62,667	0.52%	$58,885	0.53%
Money market accounts	489,514	4.53	370,564	4.35
Savings accounts	13,263	0.72	10,194	0.74
Time deposits	1,042,096	5.00	1,077,852	4.67

Total interest-bearing deposits	1,607,540	4.65	1,517,495	4.40
Other borrowings	155,468	4.38	186,043	4.86
Subordinated debentures	46,393	8.50	46,393	8.55

Total interest-bearing liabilities	1,809,401	4.72	1,749,931	4.56
Noninterest-bearing demand deposits	246,607		231,280
Other liabilities	22,904		22,841
Shareholders’ equity	212,661		188,955

Total liabilities and shareholders’ equity	$2,291,573		$2,193,007

Interest rate spread		3.36%		3.71%

Net interest margin (1)		4.23%		4.47%

Ratio of average interest-earning assets to average interest-bearing liabilities	122.61%		120.05%

(1)	Net interest margin = annualized net interest income / average interest-earning assets

Other Income

	For the three months
	ended September 30,
(Dollars in thousands)	2007	2006	$ Change	% Change

Other income:
ATM service charges	$317	$913	$(596)	(65.28)%
Other service charges	1,710	1,595	115	7.21
Other customer fees	521	364	157	43.13
Other noninterest income	452	411	41	9.98
Gain on sales of loans:
Student loan sales	353	373	(20)	(5.36)
Mortgage loan sales	165	236	(71)	(30.08)
All other loan sales	30	7	23	328.57
Gain (loss) on sales of securities	108	60	48	80.00

Total other income	$3,656	$3,959	$(303)	(7.65)%

The decline in ATM service charges related to the substantially reduced operations of CSI. Although CSI’s ATM fees decreased from third quarter 2006, CSI did not provide a significant contribution to net income in any of the reported periods, and the reduction in its owned ATMs will not have a significant effect on future net income.
The increase in other service charges is the result of increases in commercial account service charges and overdraft fees, the increase in other customer fees is the result of increased letter of credit fees and brokerage fees, while the increase in other noninterest income is primarily the result of increased consulting income.
Gain on sales of loans is a reflection of the activity in the student, mortgage and commercial lending areas discussed elsewhere in this report.
Other Expense

	For the three months
	ended September 30,
(Dollars in thousands)	2007	2006	$ Change	% Change

Other expense:
Salaries and employee benefits	$8,966	$7,477	$1,489	19.91%
Occupancy	2,514	2,520	(6)	(0.24)
FDIC and other insurance	134	128	6	4.69
Other real estate (net)	(12)	122	(134)	(109.84)
Unfunded loan commitment reserve	675	(45)	720	(1,600.00)
General and administrative	3,885	3,708	177	4.77

Total other expense	$16,162	$13,910	$2,252	16.19%

Salaries and employee benefits increased $1.5 million primarily as a result of normal compensation increases, an increase in the number of employees, and recruitment expenses in connection with the market expansion. The number of full-time equivalent employees for the quarter increased from 457 at the beginning of the quarter to 484 as of September 30, 2007. For the third quarter of 2006, the number of full-time equivalent employees for the quarter increased from 409 at the beginning of the quarter to 430 as of September 30, 2006.
The unfunded loan commitment reserve increased $720,000 due to an increase both in commitments and the reserve on commitments related to potential problem loans.
Under the Deposit Insurance Reform Act of 2005, depository institutions in all risk categories must pay FDIC insurance premiums effective this year, but the payments otherwise due are offset by a one-time assessment credit. Southwest expects that its assessment credit will substantially offset the FDIC insurance premiums otherwise payable for the remainder of 2007. Quarterly FDIC insurance premiums have been approximately $280,000 each for the first three quarters of 2007, before offset by the assessment credit.
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
Net income for the first nine months of 2007 of $16.9 million represented a decrease of $2.7 million or 14%, from the $19.5 million earned in the first nine months of 2006. Diluted earnings per share were $1.15 compared to $1.35, a 15% decrease. The decline in net income was primarily the result of a $6.8 million, or 17%, increase in other expense, offset in part by a $2.9 million, or 32%, decrease in provision for loan losses and a $1.1 million, or 9%, decrease in income taxes.
On an operating segment basis, the decrease in net income was led by a $3.8 million reduction from the Secondary Market segment, attributable to decreased volume in guaranteed student loans, and a $3.1 million decrease from the Other Operations segment, primarily the result of the write-off of the cash receivable (see Note 15: “Cash Receivable” in the Notes to Unaudited Consolidated Financial Statements). These decreases were partially offset by a $2.9 million increase from the Oklahoma Banking segment, which includes the $1.9 million pre-tax gain realized on the securities sale, and a $1.4 million increase from the Other States Banking segment.
Net Interest Income

	For the nine months
	ended September 30,
(Dollars in thousands)	2007	2006	$ Change	% Change

Interest income:
Loans	$122,210	$116,839	$5,371	4.60%
Investment securities:
U.S. government and agency obligations	6,476	6,571	(95)	(1.45)
Mortgage-backed securities	996	761	235	30.88
State and political subdivisions	177	90	87	96.67
Other securities	693	639	54	8.45
Other interest-earning assets	219	137	82	59.85

Total interest income	130,771	125,037	5,734	4.59

Interest expense:
Interest-bearing demand deposits	261	220	41	18.64
Money market accounts	14,294	12,041	2,253	18.71
Savings accounts	65	30	35	116.67
Time deposits of $100,000 or more	23,358	21,766	1,592	7.31
Other time deposits	15,962	11,928	4,034	33.82
Other borrowings	4,935	7,445	(2,510)	(33.71)
Subordinated debentures	2,923	2,808	115	4.10

Total interest expense	61,798	56,238	5,560	9.89

Net interest income	$68,973	$68,799	$174	0.25%

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

Yields on Southwest’s interest-earning assets increased 18 basis points, and the rates paid on Southwest’s interest-bearing liabilities increased 46 basis points, resulting in a decrease in the interest rate spread to 3.43% for the first nine months of 2007 from 3.71% for the first nine months of 2006. During the same periods, annualized net interest margin declined slightly to 4.31% from 4.39%. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 122.64% for the first nine months of 2007 from 118.96% for the first nine months of 2006.
The principal factor in the increased interest income was the 18 basis point increase in the yield earned on interest-earning assets and the $46.5 million, or 2%, increase in average interest-earning assets. Southwest’s average loans increased $35.3 million, or 2%, and the related yield increased to 8.80% for the first nine months of 2007 from 8.58% in 2006. During the same period, average investment securities increased $7.1 million, or 3%, and the related yield increased to 4.02% from 3.98% in 2006.
The increase in total interest expense can be attributed to the 46 basis point increase in the rates paid on interest-bearing liabilities, which was offset in part by a $14.8 million, or less than 1% decrease in average interest-bearing liabilities. Rates paid on deposits increased 53 basis points, while average deposits increased $60.1 million, or 4%.

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

	For the nine months ended September 30,
(Dollars in thousands)	2007 vs. 2006

	Increase	Due to Change
	Or	In Average:
	(Decrease)	Volume	Rate

Interest earned on:
Loans receivable (1)	$5,371	$2,291	$3,080
Investment securities	281	214	67
Other interest-earning assets	82	120	(38)

Total interest income	5,734	2,807	2,927

Interest paid on:
Interest-bearing demand	41	20	21
Money market accounts	2,253	1,189	1,064
Savings accounts	35	9	26
Time deposits	5,626	462	5,164
Other borrowings	(2,510)	(2,601)	91
Subordinated debentures	115	—	115

Total interest expense	5,560	(477)	6,037

Net interest income	$174	$3,284	$(3,110)

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

SOUTHWEST BANCORP, INC.
UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the nine months ended September 30,
(Dollars in thousands)	2007		2006

	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate

Assets
Total loans	$1,856,068	8.80%	$1,820,764	8.58%
Investment securities	277,660	4.02	270,531	3.98
Other interest-earning assets	7,845	3.73	3,765	4.87

Total interest-earning assets	2,141,573	8.16	2,095,060	7.98
Other assets	73,774		92,258

Total assets	$2,215,347		$2,187,318

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$62,367	0.56%	$57,439	0.51%
Money market accounts	428,597	4.46	391,580	4.11
Savings accounts	11,795	0.74	9,356	0.43
Time deposits	1,055,156	4.98	1,039,490	4.33

Total interest-bearing deposits	1,557,915	4.63	1,497,865	4.10
Other borrowings	141,968	4.65	216,826	4.59
Subordinated debentures	46,393	8.40	46,393	8.07

Total interest-bearing liabilities	1,746,276	4.73	1,761,084	4.27
Noninterest-bearing demand deposits	240,688		224,372
Other liabilities	21,159		19,470
Shareholders’ equity	207,224		182,392

Total liabilities and shareholders’ equity	$2,215,347		$2,187,318

Interest rate spread		3.43%		3.71%

Net interest margin (1)		4.31%		4.39%

Ratio of average interest-earning assets to average interest-bearing liabilities	122.64%		118.96%

(1)	Net interest margin = annualized net interest income / average interest-earning assets

Other Income

	For the nine months
	ended September 30,
(Dollars in thousands)	2007	2006	$ Change	% Change

Other income:
ATM service charges	$938	$2,741	$(1,803)	(65.78)%
Other service charges	4,812	4,793	19	0.40
Other customer fees	1,339	1,121	218	19.45
Other noninterest income	1,226	1,490	(264)	(17.72)
Gain on sales of loans:
Student loan sales	1,911	1,733	178	10.27
Mortgage loan sales	522	659	(137)	(20.79)
All other loan sales	123	169	(46)	(27.22)
Gain (loss) on sales of investment securities	1,579	(274)	1,853	(676.28)

Total other income	$12,450	$12,432	$18	0.14%

ATM service charges decreased $1.8 million mainly due to the previously described decrease in CSI operations. [See three month Other Income discussion on page 28.]
Other customer fees increased primarily as a result of increased brokerage fees and letter of credit fees. Gain on sales of loans is a reflection of the activity in the student, mortgage and commercial lending areas as discussed elsewhere in this document.
Southwest recorded a securities gain of $1.9 million due to the sale of 1,500,000 shares of common stock of a public corporation in the second quarter of 2007, which was offset in part by a securities loss of $448,000 recorded in the first quarter due to the other than temporary impairment of certain equity securities of one issuer.
Other Expense

	For the nine months
	ended September 30,
(Dollars in thousands)	2007	2006	$ Change	% Change

Other expense:
Salaries and employee benefits	$25,449	$22,505	$2,944	13.08%
Occupancy	7,305	7,517	(212)	(2.82)
FDIC and other insurance	397	379	18	4.75
Other real estate (net)	(122)	256	(378)	(147.66)
Unfunded loan commitment reserve	761	(338)	1,099	(325.15)
General and administrative	14,011	10,633	3,378	31.77

Total other expense	$47,801	$40,952	$6,849	16.72%

Salaries and employee benefits increased $2.9 million primarily as a result of normal compensation increases, incentive based accruals, an increase in the number of employees, and recruitment expenses in connection with the market expansion. The number of full-time equivalent employees for the first nine months increased from 429 at the beginning of the year to 484 as of September 30, 2007, primarily due to market expansion. For the first nine months of 2006, the number of full-time equivalent employees increased from 381 at the beginning of 2006 to 430 as of September 30, 2006.
Occupancy expense decreased due to a decrease in data processing of $371,000, decreased amortization of maintenance contracts of $237,000 and decreased depreciation of $36,000 offset in part by increases in building rental expense of $274,000 and utilities and other services of $159,000.
The unfunded loan commitment reserve increased $1.1 million due to an increase both in commitments and the reserve on commitments related to potential problem loans.

General and administrative expense increased as a result of increases in professional fees of $931,000, supplies and printing of $146,000, amortization of intangibles of $151,000, charitable contributions of $79,000, and miscellaneous expense of $2.4 million, offset in part by decreased postage expense of $339,000. Approximately $3.2 million of the total increase in general and administrative expenses is the result of the write-off of $2.5 million of the cash receivable and the associated legal fees of approximately $720,000 (see Note 15: “Cash Receivable” in the Notes to Unaudited Consolidated Financial Statements).
Deposit Insurance expense is expected to increase in 2008. See discussion of Other Expense for the quarter on page 28.
*   *   *   *   *   *   *
Provisions for Loan Losses and for Unfunded Loan Commitments
Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses and the reserve for unfunded loan commitments at the levels Southwest determines are appropriate based on a systematic methodology. (See Note 7: “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments,” in the Notes to Unaudited Consolidated Financial Statements.)
The allowance for loan losses of $28.3 million increased $1.0 million, or 4%, from year-end 2006. A provision for loan losses of $6.1 million was recorded in the first nine months of 2007, a decrease of $2.9 million or 32%, from the first nine months of 2006. The decrease in the provision for loan losses was the result of the calculations of the appropriate allowance at each period end using Southwest’s systematic methodology. This change in the period end allowance is the result of growth in performing commercial and commercial real estate loans and an increase in potential problem loans offset in part by decreases in the allowance related to impaired loans and in the general allowance. (See Note 7: “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments,” in the Notes to Unaudited Consolidated Financial Statements.)
At September 30, 2007, the reserve for unfunded loan commitments was $2.7 million, a $761,000, or 39%, increase from the amount reported at December 31, 2006. This reserve is included in other liabilities. The related provision for unfunded loan commitments is a component of general and administrative expense. (See Note 7: “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments,” in the Notes to Unaudited Consolidated Financial Statements.)
Taxes on Income
Southwest’s income tax expense was $10.6 million and $11.7 million for the first nine months of 2007 and 2006, respectively, a decrease of $1.1 million, or 9%. The effective tax rate for the first nine months of 2007 was 38.71% while the effective tax rate for the first nine months of 2006 was 37.52%.
LIQUIDITY
Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as student loans, residential mortgage loans, and SBA loans, and available for sale investments. Additional sources of liquidity, including cash flow from the repayment of loans and the sale of participations in outstanding loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of deposits, reductions in liquid assets, and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans, and operate the organization.
Southwest, Stillwater National, SNB Wichita, and SNB Kansas have available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank (“FRB”), the Student Loan Marketing Association (“Sallie Mae”), the Federal Home Loan Bank of Topeka (“FHLB”), and an unaffiliated commercial bank.

Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $1.3 million at September 30, 2007. Stillwater National has approved federal funds purchase lines totaling $370.0 million with twelve banks; $90.5 million was outstanding on these lines at September 30, 2007. Stillwater National has available a $403.1 million line of credit and SNB Wichita has a $20.3 million line of credit from the FHLB. Borrowings under the FHLB lines are secured by investment securities and loans. At September 30, 2007, the Stillwater National FHLB line of credit had an outstanding balance of $36.5 million and the SNB Wichita line of credit had no amount outstanding. Previously Stillwater National had available a line of credit from Sallie Mae, with borrowings secured by student loans. However, the Sallie Mae line expired April 30, 2007. In conjunction with the Sallie Mae consolidation loan program, a new agreement with a limit of $75 million became effective March 1, 2007. The funds borrowed through this line are exclusively to be used to fund disbursements in the consolidation loan program. As of September 30, 2007, $2.0 million had been borrowed on this line of credit.
See also “Deposits and Other Borrowings” on page 23 for funds available on brokered certificate of deposit lines of credit.
Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of U.S. government agency obligations, which are designated as pledged with Stillwater National’s safekeeping agent. These transactions are for one to four day periods. Outstanding balances under this program were $53.0 million and $53.5 million as of September 30, 2007 and 2006, respectively.
During the first nine months of 2007, the only categories of other borrowings whose averages exceeded 30% of ending shareholders’ equity were funds borrowed from the FHLB.

	September 30, 2007	September 30, 2006

	Funds	Funds
	Borrowed	Borrowed
(Dollars in thousands)	from the FHLB	from the FHLB

Amount outstanding at end of period	$36,500	$86,500
Weighted average rate paid at end of period	4.39%	4.88%
Average Balance:
For the three months ended	$30,633	$99,435
For the nine months ended	$47,466	$129,890
Average Rate Paid:
For the three months ended	4.59%	4.99%
For the nine months ended	4.87%	4.72%
Maximum amount outstanding at any month end	$86,500	$185,040
During the first nine months of 2007, cash and cash equivalents decreased by $27.0 million, or 47%, to $30.6 million. This decrease was the net result of cash used in investing activities of $296.2 million, (primarily from net loans originated and principal repayments), offset in part by cash provided from operating activities of $137.6 million, and cash provided by financing activities of $131.6 million.
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
CAPITAL RESOURCES
Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines. At September 30, 2007, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 11.77%, a Tier I risk-based capital ratio of 10.49%, and a leverage ratio of 10.92%. As of September 30, 2007, Stillwater National, SNB Wichita, and SNB Kansas also met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act.

Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, SNB Wichita, or SNB Kansas by bank or thrift regulators.
On August 27, 2007, Southwest declared a dividend of $.0925 per common share payable on October 1, 2007 to shareholders of record as of September 17, 2007.
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
Estimated Changes in Net Interest Income

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp	(100) bp	(200) bp	(300) bp

Policy Limit	(18.00)%	(10.00)%	(5.00)%	(5.00)%	(10.00)%	(18.00)%
September 30, 2007	+ 9.99%	+ 4.35%	+ 0.80%	(2.24)%	(4.73)%	(7.19)%
December 31, 2006	+ 12.02%	+ 6.15%	+ 1.96%	(2.80)%	(6.56)%	(11.14)%
The Net Interest Income at Risk position improved in all decreasing interest rate scenarios when compared to the December 31, 2006 risk position. In a rising interest rate environment, Southwest’s net interest income improves in all interest rate scenarios. When the rising interest rate scenarios are compared to December 31, 2006, the percentage of increase in net interest income declined modestly in all interest rate scenarios. All of the above measures of net interest income at risk remain well within prescribed policy limits. Although assumed unlikely by Southwest’s asset/liability committee, Southwest’s largest exposure to changes in interest rate is in the (300 bp) scenario with a measure of (7.19%) at September 30, 2007, an improvement of 3.95 percentage points from the December 31, 2006 level of (11.14%). The reduction in net interest income at risk is a result of Southwest’s asset/liability committee’s efforts to improve the stability of net interest margin due to changes in interest rates.
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
Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp	(100) bp	(200) bp	(300) bp

Policy Limit	(35.00)%	(20.00)%	(10.00)%	(10.00)%	(20.00)%	(35.00)%
September 30, 2007	(11.45)%	(6.10)%	(2.18)%	+ 0.72%	+ 1.60%	+ 2.63%
December 31, 2006	(7.68)%	(4.90)%	(1.52)%	+ 0.97%	+ 1.40%	+ 1.10%
As of September 30, 2007, the economic value of equity measure improved in two of the three decreasing interest rate scenarios when compared to the December 31, 2006 percentages. In an increasing interest rate environment the economic value of equity decreased in all scenarios. Southwest’s largest economic value of equity exposure is the +300 bp scenario which declined 3.77 percentage points to (11.45%) on September 30, 2007 from the December 31, 2006 value of (7.68%). The economic value of equity ratio in all scenarios remains well within Southwest’s Asset and Liability Management Policy limits.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of September 30, 2007. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of September 30, 2007.

First Nine Months 2007 Changes in Internal Control over Financial Reporting
No change occurred during the first nine months of 2007 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.
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

PART II: OTHER INFORMATION
Item 1: Legal proceedings
None
Item 1A: Risk Factors
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
There were no other material changes in risk factors during the first nine months of 2007 from those disclosed in Southwest’s Form 10-K for the year ended December 31, 2006.
Item 2: Unregistered sales of equity securities and use of proceeds
There were no unregistered sales of equity securities by Southwest during the quarter ended September 30, 2007.
There were no purchases of Southwest’s common stock by or on behalf of Southwest or any affiliated purchasers of Southwest (as defined in Securities and Exchange Commission Rule 10b-18) during the nine months ended September 30, 2007.
Item 3: Defaults upon senior securities
None
Item 4: Submission of matters to a vote of security holders
None
Item 5: Other information
None
Item 6: Exhibits

Exhibit 31(a),(b)	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32(a),(b)	18 U.S.C. Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANCORP, INC.
(Registrant)

By:	/s/ Rick Green Rick Green	November 6, 2007 Date
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kerby Crowell Kerby Crowell	November 6, 2007 Date
Executive Vice President, Chief Financial
Officer and Secretary
(Principal Financial Officer)