Form 10-K
period 2007-12-31
SOUTHWEST BANCORP INC
filed 2008-03-13
CIK 914374

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2007
Commission File Number 0-23064
SOUTHWEST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1136584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

608 South Main Street, Stillwater, Oklahoma (Address of principal executive office)	74074 (Zip Code)
Registrant’s telephone number, including area code: (405) 742-1800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, par value $1.00 per share	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES  ☑ NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES  ☑ NO*
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ YES  ☐ NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ YES  ☑ NO
The registrant’s Common Stock is traded on the NASDAQ Global Select Market under the symbol OKSB. The aggregate market value of approximately 13,582,592 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 29, 2007, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $326.5 million based on the closing sales price of $24.04 per share of the registrant’s Common Stock on that date. Solely for purposes of this calculation, it is assumed that directors, officers, and 5% stockholders of the registrant (other than institutional investors) are affiliates.
As of the close of business on March 7, 2008, 14,442,537 shares of the registrant’s Common Stock were outstanding.
Documents Incorporated by Reference

Part III:	Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2008 (the “Proxy Statement”).

*     The registrant is required to file reports pursuant to Section 13 of the Act.

SOUTHWEST BANCORP, INC.
Index

Forward-Looking Statements	ii

Form 10-K Cross Reference Sheet	ii

Southwest Bancorp, Inc.	iv

About This Report	v

Five Year Summary of Selected Financial Data	1

Securities Listing, Prices, and Dividends	3

Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Controls and Procedures	28

Reports of Independent Registered Public Accounting Firm	29

Consolidated Financial Statements	31

Notes to the Consolidated Financial Statements	36

Other Material Required by Form 10-K	69

Description of Business	69

Board of Directors	81

Executive Officers	82

Risk Factors	88

Properties	94

Exhibits, Financial Statement Schedules	96

Signatures	98

i

FORWARD-LOOKING STATEMENTS
Southwest Bancorp, Inc. (“Southwest”) makes forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include: statements of Southwest’s goals, intentions, and expectations; estimates of risks and of future costs and benefits; expectations regarding future financial performance of Southwest and its operating segments; assessments of loan quality, probable loan losses, and the amount and timing of loan payoffs; liquidity, contractual obligations, off-balance sheet risk, and market, or interest rate risk; and statements of Southwest’s ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws, regulations and accounting principles; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest’s past growth and performance do not necessarily indicate its future results. Please see the discussion of Risk Factors on page 88 and Critical Accounting Policies on page 26.
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

Item of Form 10-K		Location
Part I.
Item 1.	Business.	“Forward-Looking Statements: on page ii, “Southwest Bancorp, Inc.”: on page iv, “About this Report”: on page v, and “Business” on pages 69 through 87.
Item 1A.	Risk Factors	“Risk Factors” on pages 88 through 92
Item 1B.	Unresolved Staff Comments	Not applicable. The registrant did not receive any comments from the staff of the Securities and Exchange Commission regarding its periodic or current reports within the last 180 days of 2007.
Item 2.	Properties	“Properties” on pages 94 and 95.
Item 3.	Legal Proceedings	Note 19 “Commitments and Contingencies” on pages 61 and 62.
Item 4.	Submission of Matters to a Vote of Security Holders	Not applicable. No matter was submitted to a vote of security holders during the fourth quarter of 2007.
PART II
Item. 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	“Securities Listing, Prices, and Dividends” on pages 2 through 4.
Item 6.	Selected Financial Data	“Five Year Summary of Selected Financial Data” on pages 1 and 2.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	“Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 through 27.
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	The section titled “Asset/Liability Management Quantitative and Qualitative Disclosures about Market Risk” on pages 22 thru 24.
Item 8.	Financial Statements and Supplementary Data	Pages 29 through 68.
Item 9.	Changes in and Disagreements with auditors on Accounting and	Not applicable. During the past two years or any subsequent period there has been no change in or reportable disagreement

Item of Form 10-K		Location
	Financial Disclosures	with the independent registered public accounting firm for Southwest or any of its subsidiaries.
Item 9A.	Controls and Procedures	“Controls and Procedures” on page 28.
Item 9B.	Other Information	Not applicable. The registrant reported all items required to be reported in a Form 8-K during the fourth quarter of 2007.
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	The material labeled “Election of Directors” on pages 2 through 5, “Board Meetings and Committee” on pages 5 through 7, “Section 16(a) Beneficial Ownership Reporting Compliance” on page 35, “Code of Ethics” on page 36, “Shareholder Proposals and Communications” on page 37, and “Report of the Audit Committee” on page 36 of the Proxy Statement is incorporated by reference in this Report.
Item 11.	Executive Compensation	The material labeled “Director Compensation” on page 10, “Executive Compensation” on pages 21 through 26 , “Compensation Discussion and Analysis” on pages 13 through 19, and “Compensation Committee Report” on page 20 of the Proxy Statement is incorporated by reference in this Report.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	The material labeled “Common Stock Owned by Directors and Executive Officers” on pages 11 and 12 and “Owners of More than 5% of Southwest’s Common Stock” on page 12 of the Proxy Statement is incorporated by reference in this Report. Information regarding securities authorized for issuance under equity compensation plans is included under “Equity Compensation Plan Information” on page 4 of this report.
Item 13.	Certain Relationships and Related Transactions and Director Independence	The material labeled “Director Independence” on pages 8 and 9, and “Certain Transactions” on pages 34 and 35 of the Proxy Statement is incorporated by reference in this Report.
Item 14	Principal Accounting Fees and Services	The material labeled “Relationship with Independent Public Accountants” on pages 35 and 36 of the Proxy Statement is incorporated by reference in this Report.
Part IV
Item 15.	Exhibits, Financial Statement Schedules

Southwest Bancorp, Inc.
Southwest Bancorp, Inc. (“Southwest”) is the financial holding company for the Stillwater National Bank and Trust Company (“Stillwater National”), SNB Bank of Wichita (“SNB Wichita”), Bank of Kansas (“SNB Kansas”), Business Consulting Group, Inc. (“BCG”), and Healthcare Strategic Support, Inc. (“HSSI”). Through its subsidiaries, Southwest offers commercial and consumer lending, deposit and investment services, and specialized cash management, consulting and other financial services from offices in Oklahoma City, Stillwater, Tulsa, and Chickasha, Oklahoma; Austin, Dallas, Houston, San Antonio, and Tilden, Texas; and Hutchinson, South Hutchinson, Kansas City and Wichita, Kansas, and on the internet, through SNB DirectBanker®.
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
Southwest maintains close relationships with businesses, professionals and their principals to fulfill their banking needs throughout their business development and professional lives.
Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest became a public company in late 1993 with assets of approximately $434.0 million. At December 31, 2007, Southwest had total assets of $2.6 billion, deposits of $2.1 billion, and shareholders’ equity of $217.6 million.
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
Southwest’s common stock is traded on the NASDAQ Global Select Market under the symbol OKSB.

About This Report
This report comprises the entire 2007 Form 10-K, other than exhibits, as filed with the SEC. The 2007 annual report to shareholders, including this report, and the annual proxy materials for the 2008 annual meeting are being distributed together to shareholders. Copies of exhibits and additional copies of the Form 10-K can be obtained free of charge by writing to Kerby E. Crowell, Chief Financial Officer, Southwest Bancorp, Inc., P.O. Box 1988, Stillwater, OK 74076. This report is provided along with the annual proxy statement for convenience of use and to decrease costs, but is not part of the proxy materials.
The SEC has not approved or disapproved this Report or passed upon its accuracy or adequacy.

v

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
The following table presents Southwest’s selected consolidated financial data for each of the five years in the period ended December 31, 2007. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of Southwest, including the accompanying Notes, presented elsewhere in this report.

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2007	2006	2005	2004	2003

Operations Data
Interest income	$177,068	$169,760	$137,344	$104,723	$84,079
Interest expense	84,588	76,922	52,238	32,246	28,611

Net interest income	92,480	92,838	85,106	72,477	55,468
Provision for loan losses	8,581	11,565	15,785	12,868	8,408
Gain on sales of loans and securities, net (1)	4,923	3,689	4,915	3,185	4,139
Noninterest income	11,627	13,087	12,491	10,900	10,361
Noninterest expenses (2)	65,474	56,643	51,873	44,526	38,562

Income before taxes	34,975	41,406	34,854	29,168	22,998
Taxes on income	13,597	15,409	13,840	10,539	8,106

Net income	$21,378	$25,997	$21,014	$18,629	$14,892

Dividends Declared
Common stock	$5,299	$4,681	$4,035	$3,380	$2,959
Ratio of total dividends declared to net income	24.79%	18.00%	19.20%	18.14%	19.87%
Per Share Data (3)
Basic earnings per common share	$1.49	$1.84	$1.60	$1.54	$1.26
Diluted earnings per common share	1.46	1.79	1.55	1.48	1.22
Common stock cash dividends	0.37	0.33	0.30	0.28	0.25
Book value per common share (4)	15.16	13.87	12.16	10.41	9.20
Weighted average common shares outstanding:
Basic	14,313,239	14,166,634	13,165,642	12,060,842	11,798,810
Diluted	14,617,713	14,492,554	13,563,904	12,548,059	12,159,620
Financial Condition Data (4)
Investment securities	$256,312	$269,849	$268,093	$220,051	$204,266
Portfolio Loans (6)	2,145,557	1,602,726	1,352,433	1,269,318	1,090,414
Loans held for sale (6)	66,275	188,464	383,447	354,557	218,422
Total loans (5) (6)	2,211,832	1,791,190	1,735,880	1,623,875	1,308,836
Interest-earning assets	2,478,133	2,078,710	2,006,578	1,845,401	1,514,314
Total assets	2,564,298	2,170,628	2,099,639	1,913,787	1,581,564
Interest-bearing deposits	1,801,512	1,511,196	1,433,265	1,316,320	1,036,793
Total deposits	2,058,579	1,765,611	1,657,820	1,500,058	1,204,125
Other borrowings	218,356	138,094	204,508	200,065	183,850
Subordinated debentures	46,393	46,393	46,393	72,180	72,180
Total shareholders’ equity (7)	217,609	197,510	170,444	125,984	109,935
Mortgage servicing portfolio	141,680	135,904	133,470	125,353	124,366
Selected Ratios
Return on average assets	0.94%	1.18%	1.01%	1.03%	0.99%
Return on average equity	10.19	13.99	13.78	15.80	14.59
Net interest margin	4.19	4.41	4.29	4.16	3.80
Efficiency ratio (8)	60.05	51.67	50.60	51.44	55.11
Average assets per employee (9)	$4,661	$5,117	$5,448	$5,098	$4,513

SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)

	At December 31,
(Dollars in thousands, except per share data)	2007	2006	2005	2004	2003

Asset Quality Ratios
Allowance for loan losses to total loans (4)	1.34%	1.52%	1.37%	1.17%	1.15%
Nonperforming loans to total loans (4)(10)	1.34	1.64	1.36	1.43	1.22
Allowance for loan losses to nonperforming loans (4)(10)	100.04	92.97	100.96	82.00	94.31
Nonperforming assets to total loans and other real estate owned (4)(11)	1.46	1.74	1.76	1.72	1.34
Net loan charge-offs to average total loans	0.33	0.44	0.63	0.58	0.36
Capital Ratios
Average total shareholders’ equity to average assets	9.21	8.47	7.34	6.51	6.75
Tier I capital to risk-weighted assets (4)	9.71	12.25	12.95	10.88	11.13
Total capital to risk-weighted assets (4)	10.97	13.50	14.21	13.92	14.90
Leverage ratio (4)	10.23	10.91	10.24	8.61	9.32

(1)	Gain on sales includes $1.9 million gain on a partial disposition of an equity security. Please see Note 13 to the Consolidated Financial Statements.

(2)	Noninterest expenses include $3.3 million resulting from the write-off of a cash receivable and associated legal fees and $713,000 in litigation and settlement costs related to VISA, USA. Please see Note 19 to the Consolidated Financial Statements.

(3)	Except as otherwise noted, all share and per share information in this report has been restated to the two-for-one stock split effected in the form of a stock dividend paid August 29, 2003.

(4)	At period end.

(5)	Total loans include loans held for sale.

(6)	Net of unearned discounts but before deduction of allowance for loan losses.

(7)	Reflects the common stock offering and repurchases of common shares in 2005. Please see “Capital Resources” on page 19 and Note 11 to the Consolidated Financial Statements.

(8)	The efficiency ratio = noninterest expenses/(net interest income + total noninterest income) as shown on the Consolidated Statements of Operations.

(9)	Ratio = year-to-date average assets divided by the number of full-time equivalent employees at year-end.

(10)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and loans with restructured terms.

(11)	Nonperforming assets consist of nonperforming loans and other real estate owned.
SECURITIES LISTING, PRICES, AND DIVIDENDS
Stock Listing
Common shares of Southwest Bancorp, Inc. are traded on the National Association of Security Dealers (NASDAQ) Global Select Market under the symbol OKSB.
Transfer Agent and Registrar
Computershare Investor Services, LLC
2 North LaSalle St.
Chicago, IL 60602

Recent Stock Prices, Dividends, and Equity Compensation Plan Information
Shareholders received quarterly cash dividends totaling $5.1 million in 2007 and $4.6 million in 2006. Regular dividends have been declared and paid every year since Southwest was organized in 1981. Southwest has increased its dividends per share each year since going public in 1993.
The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors. The ability of Southwest to pay dividends depends upon dividend payments from its subsidiaries. For information regarding the ability of Stillwater National, SNB Wichita and SNB Kansas to pay dividends to Southwest and the restrictions on bank dividends under federal banking laws, see “Note 12. Capital Requirements” to the Consolidated Financial Statements on page 55 of this report.
In June 2005, Southwest completed an offering of 2.4 million shares of common stock resulting in net proceeds after underwriting discounts and offering expenses of approximately $39.5 million. Stifel Nicolaus & Co., Edward Jones & Co., Friedman Billings Ramsey, Keefe Bruyette & Woods, Inc., and SunTrust Robinson Humphrey served as the underwriters in the offering.
Shares issued under the employee stock purchase plan, which commenced on January 1, 1996, totaled 4,567 in 2007 and 3,248 in 2006, while issuances pursuant to the stock option plans were 95,338 and 201,236 in the respective years.
Southwest has a stock repurchase program that permits the repurchase of up to 5% (approximately 700,000 shares) of Southwest’s outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under Southwest’s stock option and employee benefit plans, and for other corporate purposes. The share repurchases are expected to be made primarily on the open market from time to time until April 1, 2008, or earlier termination of the repurchase program by the Board. Repurchases under the program will be made at the discretion of management based upon market, business, legal, and other factors. This program, which has been publicly announced, replaced a publicly announced program that expired on March 31, 2005. During 2007, no shares were repurchased.
As of March 3, 2008, there were approximately 4,300 holders of record of Southwest’s common stock. The following table sets forth the common stock dividends declared for each quarter during 2007 and 2006, and the range of high and low closing trade prices for the common stock for those periods.

	2007			2006
			Dividend			Dividend
	High	Low	Declared	High	Low	Declared
For the Quarter Ending:
March 31	$28.63	$24.26	$0.0925	$22.96	$19.81	$0.0825
June 30	27.85	23.55	0.0925	25.76	21.27	0.0825
September 30	25.16	18.00	0.0925	27.01	24.16	0.0825
December 31	21.43	16.10	0.0925	28.67	24.76	0.0825

The following table compares the cumulative total return on a hypothetical investment of $100 in Southwest’s common stock at the closing price on December 31, 2002, through December 31, 2007, with the hypothetical cumulative total return on the NASDAQ Stock Market Index (U.S. Companies) and the NASDAQ Bank Index for the comparable period.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Southwest	$100	$141	$197	$163	$230	$154
NASDAQ Bank Index	100	129	147	147	161	128
NASDAQ Stock Market Index (U.S.).	100	150	163	174	183	198
The following table presents disclosure regarding equity compensation plans in existence at December 31, 2007, consisting only of the 1994 stock option plan (expired but having outstanding options that may still be exercised) and the 1999 stock option plan, both of which were approved by the shareholders.
Equity Compensation Plan Information

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	excluding
	options, warrants	options, warrants	securities
	and rights	and rights	reflected in column(a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	883,770	$15.56	414,725
Equity compensation plans not approved by security holders	0	0	0
Total	883,770	$15.56	414,725

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
In 2007, Southwest Bancorp, Inc.’s (“Southwest”) loans, deposits, and assets reached their highest levels in our history. The earnings decline was the result of declining interest margin and increased net noninterest expense.
•	Net income for 2007 was $21.4 million, down from $26.0 million in 2006 and up from $21.0 million in 2005.

•	Diluted earnings per common share decreased to $1.46 in 2007, compared to $1.79 in 2006, and $1.55 in 2005.

•	Total loans grew to $2.21 billion at December 31, 2007, compared to $1.79 billion at December 31, 2006, and $1.74 billion at December 31, 2005.

•	Total shareholders’ equity at year-end 2007 increased 10% to $217.6 million compared to $197.5 million for 2006 and $170.4 million for 2005.

•	Total assets at year-end 2007 increased 18%, ending the year at $2.56 billion compared to $2.17 billion at year-end 2006, and $2.10 billion at year-end 2005.

•	Portfolio loans at year-end 2007 increased by $542.8 million, or 34% to $2.15 billion at December 31, 2007, compared to $1.60 billion at December 31, 2006, and $1.35 billion at December 31, 2005.
Results of Operations
For the year ended December 31, 2007, Southwest reported net income of $21.4 million, a $4.6 million, or 18%, decrease from the $26.0 million earned in 2006. Basic earnings per common share decreased by 19% to $1.49 per share for 2007 from $1.84 per share for 2006. Diluted earnings per common share decreased by 18% to $1.46 per share for 2007 from $1.79 per share for 2006.
While Southwest increased portfolio loans by 34%, the reduction in market interest rates resulted in a decrease in yields on earning assets, but high demand for deposits increased our borrowing costs. There were also several unexpected expenses during 2007: the write-off of an ATM cash shortage of $2.5 million and legal expenses related to this matter of $785,000 and additional legal expenses related to Stillwater National’s interest, as a VISA issuing bank, of VISA USA litigation and settlement costs of $713,000.
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

Summary of Annual Changes in Selected Consolidated Financial Data
The following table presents selected consolidated financial data for the years 2007, 2006, and 2005, and the annual changes between those years.

		2007 Change		2006 Change		2005 Change
(Dollars in thousands, except per share data)	2007	From 2006	2006	From 2005	2005	From 2004

Operations Data
Interest income	$177,068	$7,308	$169,760	$32,416	$137,344	$32,621
Interest expense	84,588	7,666	76,922	24,684	52,238	19,992

Net interest income	92,480	(358)	92,838	7,732	85,106	12,629
Provision for loan losses	8,581	(2,984)	11,565	(4,220)	15,785	2,917
Gain on sales of loans and securities	4,923	1,234	3,689	(1,226)	4,915	1,730
Noninterest income	11,627	(1,460)	13,087	596	12,491	1,591
Noninterest expenses	65,474	8,831	56,643	4,770	51,873	7,347

Income before taxes	34,975	(6,431)	41,406	6,552	34,854	5,686
Taxes on income	13,597	(1,812)	15,409	1,569	13,840	3,301

Net income	$21,378	$(4,619)	$25,997	$4,983	$21,014	$2,385

Per Share Data
Basic earnings per common share	$1.49	$(0.35)	$1.84	$0.24	$1.60	$0.06
Diluted earnings per common share	1.46	(0.33)	1.79	0.24	1.55	0.07
Financial Condition Data — Averages
Investment securities	$276,867	$6,515	$270,352	$25,266	$245,086	$30,098
Total loans	1,922,867	91,871	1,830,996	96,495	1,734,501	206,566
Interest-earning assets	2,204,870	100,180	2,104,690	121,353	1,983,337	239,351
Total assets	2,279,425	84,330	2,195,095	119,314	2,075,781	265,857
Interest-bearing deposits	1,595,366	97,233	1,498,133	65,120	1,433,013	252,043
Total deposits	1,839,825	112,012	1,727,813	89,302	1,638,511	283,175
Other borrowings	161,684	(52,993)	214,677	5,574	209,103	(43,028)
Subordinated debentures	46,393	—	46,393	(12,293)	58,686	(13,494)
Total shareholders’ equity	209,885	24,068	185,817	33,363	152,454	34,542
Selected Ratios
Return on average assets	0.94%	(0.24)%	1.18%	0.17%	1.01%	(0.02)%
Return on average equity	10.19	(3.80)	13.99	0.21	13.78	(2.02)
Net interest margin	4.19	(0.22)	4.41	0.12	4.29	0.13
Asset Quality Ratios
Allowance for loan losses to total loans	1.34%	(0.18)%	1.52%	0.15%	1.37%	0.20%
Nonperforming loans to total loans	1.34	(0.30)	1.64	0.28	1.36	(0.07)
Allowance for loan losses to nonperforming loans	100.04	7.07	92.97	(7.99)	100.96	18.96
Nonperforming assets to total loans and other real estate	1.46	(0.28)	1.74	(0.02)	1.76	0.04
Net loan charge-offs to average total loans	0.33	(0.11)	0.44	(0.19)	0.63	0.05

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is Southwest’s largest source of revenue, representing 85% of total revenue in 2007. Net interest margin is net interest income as a percentage of average earning assets for the period. Net interest income and net interest margin increase or decrease as a result of changes in the levels of interest rates, the volume and the mix of earning assets and interest-bearing liabilities, and the percentage of interest-earning assets funded by noninterest-bearing funding sources.
Net interest income for 2007 was $92.5 million, a decrease of $358,000, or less than 1%, from the $92.8 million earned in 2006. The net interest margin was 4.19% for the year ended December 31, 2007, a decrease of twenty-two basis points from 2006.
The 2007 decrease in net interest income and net interest margin from 2006 is the result of the Company being asset sensitive combined with governmental actions to lower market interest rates in the wake of the subprime crisis. The resulting margin squeeze produced a slight drop in the net interest income. For further analysis of asset sensitivity please see the discussion of Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk on pages 22 through 24 and Effect of Volume and Rate Changes on Net Interest Income on page 9.
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

Consolidated Average Balances, Yields and Rates

				For the Year Ended December 31,

(Dollars in thousands)	2007			2006			2005

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)

Assets
Total loans and leases	$1,922,867	$165,759	8.62%	$1,830,996	$158,873	8.68%	$1,734,501	$128,011	7.38%
Investment securities	276,867	11,055	3.99	270,352	10,722	3.97	245,086	9,211	3.76
Other interest-earning assets	5,136	254	4.95	3,342	165	4.94	3,750	122	3.25

Total interest-earning assets	2,204,870	177,068	8.03	2,104,690	169,760	8.07	1,983,337	137,344	6.92
Other assets	74,555			90,405			92,444

Total assets	$2,279,425			$2,195,095			$2,075,781

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$62,038	$355	0.57%	$56,984	$282	0.49%	$58,243	$267	0.46%
Money market accounts	449,266	19,664	4.38	384,470	16,020	4.17	392,554	10,727	2.73
Savings accounts	12,274	87	0.71	9,734	50	0.51	8,631	21	0.24
Time deposits	1,071,788	53,033	4.95	1,046,945	46,750	4.47	973,585	29,767	3.06

Total interest-bearing deposits	1,595,366	73,139	4.58	1,498,133	63,102	4.21	1,433,013	40,782	2.85
Other borrowings	161,684	7,555	4.67	214,677	10,023	4.67	209,103	7,343	3.51
Subordinated debentures	46,393	3,894	8.39	46,393	3,797	8.18	58,686	4,113	7.01

Total interest-bearing liabilities	1,803,443	84,588	4.69	1,759,203	76,922	4.37	1,700,802	52,238	3.07

Noninterest-bearing demand deposits	244,459			229,680			205,498
Other liabilities	21,638			20,395			17,027
Shareholders’ equity	209,885			185,817			152,454

Total liabilities and shareholders’ equity	$2,279,425			$2,195,095			$2,075,781

Net interest income		$92,480			$92,838			$85,106

Interest rate spread			3.34%			3.70%			3.85%

Net interest margin (2)			4.19%			4.41%			4.29%

Ratio of average interest-earning assets to average interest-bearing liabilities			122.26%			119.64%			116.61%

(1)	Yields, interest rate spreads, and net interest margins are calculated using income recorded in accordance with accounting principles generally accepted in the United States (“GAAP”), and are not shown on the higher, non-GAAP tax-equivalent basis.

(2)	Net interest margin = net interest income / total average interest-earning assets.

The following table analyzes changes in interest income and interest expense of Southwest for the periods indicated. Information is provided on changes attributable to changes in average volumes and changes in rates for each category of interest-earning asset and interest-bearing liability.
Effect of Volume and Rate Changes on Net Interest Income

	2007 vs. 2006			2006 vs. 2005

	Increase	Due to Change		Increase	Due to Change
	Or	In Average:		Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate

Interest earned on:
Loans receivable (1)	$6,886	$7,926	$(1,040)	$30,862	$7,423	$23,439
Investment securities	333	260	73	1,511	984	527
Other interest-earning assets	89	89	—	43	(14)	57

Total interest income	7,308	8,048	(740)	32,416	8,779	23,637

Interest paid on:
Interest-bearing demand	73	26	47	15	(6)	21
Money market accounts	3,644	2,805	839	5,293	(225)	5,518
Savings accounts	37	15	22	29	3	26
Time deposits	6,283	1,088	5,195	16,983	2,494	14,489
Other borrowings	(2,468)	(2,476)	8	2,680	201	2,479
Subordinated debentures	97	—	97	(316)	(942)	626

Total interest expense	7,666	1,971	5,695	24,684	1,851	22,833

Net interest income	$(358)	$6,077	$(6,435)	$7,732	$6,928	$804

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material. Changes in rate-volume (changes in rate multiplied by changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.
The following table presents annual changes in net interest income due to volume, due to rate, and in total for the years 2007, 2006 and 2005.

	At December 31,

Dollars in thousands	2007	2006	2005

Change due to:
Volume	$6,077	$6,928	$10,806
Rate	(6,435)	804	1,823

Total	$(358)	$7,732	$12,629

Net interest income for 2007 was $92.5 million, a decrease of $358,000, or less than 1%, from the $92.8 million earned in 2006. Net interest margin was 4.19% for the year ended December 31, 2007, a decrease of twenty-two basis points from 2006.
Net interest income for 2006 was $92.8 million, an increase of $7.7 million, or 9%, from the $85.1 million earned in 2005. Net interest margin was 4.41% for the year ended December 31, 2006, an increase of twelve basis points from 2005.
Interest rate spread, which represents the difference between the rate earned on interest-earning assets and the rates paid on interest-bearing liabilities, was 3.34% for 2007 compared to 3.70% for 2006 and 3.85% for 2005.

Southwest has seen growth in noninterest-bearing deposit accounts which are an alternative funding source to interest-bearing deposits and other borrowings. The average balance of noninterest-bearing deposit accounts increased to $244.5 million in 2007 from $229.7 million in 2006 and $205.5 million in 2005.
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
Based upon this methodology, management established an allowance of $29.6 million, or 1.34% of total loans, at December 31, 2007 compared to an allowance of $27.3 million, or 1.52% of total loans, at December 31, 2006. This represents an increase in the allowance of $2.3 million, or 8%, from year-end 2006.
At December 31, 2007, total nonperforming loans were $29.6 million, or 1.34% of total loans, compared to $29.4 million, or 1.64% of total loans, at December 31, 2006. The government guaranteed portions of year-end nonperforming loans were $1.3 million for 2007 and $1.6 million for 2006. The allowance for loan losses equaled 100.04% of nonperforming loans at December 31, 2007 compared to 92.97% at December 31, 2006. During 2007, 2006, and 2005, the provisions for loan losses were $8.6 million, $11.6 million, and $15.8 million, respectively, while net charge-offs were $6.3 million, $8.1 million, and $11.0 million, respectively.
Performing loans considered potential nonperforming loans, loans which are not included in the past due, nonaccrual, or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, amounted to approximately $61.6 million at December 31, 2007, compared to $50.6 million at December 31, 2006.
Loans may be monitored by management and reported in potential nonperforming loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.
The dollar amount of the allowance increased during 2007 while the percentage of the allowance to loans decreased. The allowance increase was primarily the result of increases in portfolio loans. The decrease in the percentage of the allowance to loans was the result of a decrease in allowance related to problem loans and a decrease in the general allowance offset by the increased loan volume, and potential nonperforming loans. At December 31, 2007, the unallocated allowance totaled $1.9 million, a $511,000 decrease from year-end 2006, and accounted for 6% of the total allowance in 2007 and 9% of the total allowance in 2006. The unallocated allowance related primarily to changes in general economic conditions, portfolio trends and concentrations and growth in the portfolio.
Both the dollar amount and the percentage of the allowance to loans increased during 2006. The increase was primarily the result of increases in the loss ratios used for non-risk rated commercial loans, increased allocations on impaired loans, and increases in portfolio loans partially offset by a decrease in allowance related to potential problem loans. At December 31, 2006, the unallocated allowance totaled $2.4 million, a $350,000 increase from year-end 2005, and accounted for 9% of the total allowance in both years. The unallocated allowance related primarily to changes in general economic conditions, portfolio trends and concentrations, and growth in the portfolio.

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
At December 31, 2007, the reserve for unfunded loan commitments was $3.1 million, up from the $1.9 million reserve as of December 31, 2006 due to an increase in commitments and the reserve on commitments related to potential problem loans. The reserve, which is included in other liabilities on Southwest’s statement of financial condition, is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.
The following table presents a five-year history of the allocation of the allowance for loan losses along with the percentage of total loans in each category.
Allowance for Loan and Lease Losses

	At December 31,

(Dollars in thousands)	2007		2006		2005		2004		2003

Real estate mortgage —
Commercial	$10,126	34%	$9,641	34%	$8,186	32%	$6,430	32%	$5,297	31%
One to four family residential	693	5	492	5	584	5	724	5	319	6
Real estate construction	5,649	33	1,790	25	1,547	17	1,008	15	1,179	18
Commercial	10,369	23	12,321	24	10,922	22	6,898	24	6,451	27
Installment and consumer —
Guaranteed student loans	31	3	90	10	189	22	175	22	105	16
Other	804	2	536	2	311	2	648	2	362	2
Unallocated	1,912	—	2,423	—	2,073	—	3,108	—	1,296	—

Total	$29,584	100%	$27,293	100%	$23,812	100%	$18,991	100%	$15,009	100%

The following table analyzes Southwest’s allowance for loan losses for the periods indicated.
Analysis of Loans and Leases

	For the Year Ended December 31,

(Dollars in thousands)	2007	2006	2005	2004	2003

Balance at beginning of period	$27,293	$23,812	$18,991	$15,009	$11,163

Loans charged-off:
Real estate mortgage	1,877	708	2,872	812	717
Real estate construction	129	445	155	275	3
Commercial	4,579	7,393	8,587	8,382	3,915
Installment and consumer	414	379	406	565	442

Total charge-offs	6,999	8,925	12,020	10,034	5,077

Recoveries:
Real estate mortgage	32	414	186	151	173
Real estate construction	—	—	1	—	—
Commercial	606	403	706	907	230
Installment and consumer	71	24	163	90	112

Total recoveries	709	841	1,056	1,148	515

Net loans charged-off	6,290	8,084	10,964	8,886	4,562
Provision for loan losses	8,581	11,565	15,785	12,868	8,408

Balance at end of period	$29,584	$27,293	$23,812	$18,991	$15,009

Ratio of allowance for loan losses to total loans at end of period	1.34	1.52	1.37	1.17	1.15
Ratio of net charge-offs to average total loans during the period	0.33	0.44	0.63	0.58	0.36
The following table shows the amounts of nonperforming assets at the end of the periods indicated. Please see Note 1 to the Notes to Consolidated Financial Statements for a description of Southwest’s policy for placing loans on nonaccrual status.
Nonperforming Assets

	At December 31,

(Dollars in thousands)	2007	2006	2005	2004	2003

Total nonaccrual	$19,534	$26,735	$22,099	$22,230	$14,530
Total past due 90 days or more	10,037	2,622	1,486	929	1,384

Total nonperforming loans	29,571	29,357	23,585	23,159	15,914
Other real estate owned	2,679	1,873	7,130	4,937	1,699

Total nonperforming assets	$32,250	$31,230	$30,715	$28,096	$17,613

Nonperforming assets to loans and other real estate owned	1.46%	1.74%	1.76%	1.72%	1.34%
Nonperforming loans to total loans	1.34%	1.64%	1.36%	1.43%	1.22%
Allowance for loan losses to nonperforming loans	100.04%	92.97%	100.96%	82.00%	94.31%
Government-guaranteed portion of nonperforming loans	$1,337	$1,629	$1,602	$1,458	$2,694

At December 31, 2007, a majority of nonperforming assets were commercial real estate and commercial loans. At December 31, 2007, four credit relationships represented 63% of nonperforming loans and 58% of nonperforming assets.
If interest on the nonaccrual loans had been accrued during 2007, the interest income reported in the accompanying consolidated statement of operations would have increased by approximately $1.4 million. Interest income recognized on impaired loans totaled $10,000 for the year ended December 31, 2007.
Noninterest Income
Noninterest income was $16.6 million for 2007, a 1% decrease when compared with 2006. Noninterest income in 2006 decreased 4% when compared with 2005.
COMPARISON SUMMARY-NONINTEREST INCOME

		2007 Change		2006 Change
(Dollars in thousands)	2007	From 2006	2006	From 2005	2005

Service charges and fees	$9,920	$(1,572)	$11,492	$547	$10,945
Other Noninterest income	1,707	112	1,595	49	1,546
Gain on sales of loans	3,339	(99)	3,438	(1,477)	4,915
Gain on sales of investment securities	1,584	1,333	251	251	—

Total noninterest income	$16,550	$(226)	$16,776	$(630)	$17,406

Service charges and fees decreased $1.6 million, or 14%, in 2007 due to decreased ATM fees as a result of decreasing the ATM business and selling several of Southwest’s ATMs. Although Southwest’s ATM fees decreased, the business did not provide a significant contribution to net income in any of the reported periods, and the reduction of its owned ATMs will not have a significant effect on future net income. Service charges and fees increased $547,000, or 5%, in 2006 due to increased ATM, overdraft, and brokerage fees.
Gain on sales of investment securities increased $1.3 million in 2007 from 2006 primarily as a result of a $1.9 million gain on sale of shares received in a debt restructuring, offset by a securities loss of $448,000 recorded due to the other than temporary impairment of certain equity securities of one issuer.
For 2006, a 30% decrease in gains on sales of loans was the major factor for the decrease in noninterest income. This decrease was due to a $465,000 decrease in gains on sales of student loans, a $257,000 decrease in gains on sales of mortgage loans due to higher mortgage interest rates, and a $755,000 decrease in gains on sales of other loans.

Noninterest expense
Noninterest expense was $65.5 million for 2007, an increase of $8.8 million, or 16%, from 2006. Noninterest expense increased $4.8 million, or 9%, in 2006 from 2005.
COMPARISON SUMMARY-NONINTEREST EXPENSE

		2007 Change		2006 Change
(Dollars in thousands)	2007	From 2006	2006	From 2005	2005

Salaries and employee benefits	$35,287	$4,390	$30,897	$5,612	$25,285
Occupancy	9,845	(345)	10,190	280	9,910
FDIC and other insurance	622	111	511	25	486
Other real estate, net	(58)	(344)	286	(685)	971
Provision for unfunded loan commitments	1,129	1,091	38	(899)	937
General and administrative	18,649	3,928	14,721	437	14,284

Total noninterest expense	$65,474	$8,831	$56,643	$4,770	$51,873

Salaries and employee benefits increased $4.4 million, or 14%, in 2007 and $5.6 million, or 22% in 2006 primarily as a result of the cost of employees added as a result of the SNB Kansas and McMullen Bank acquisitions, as well as normal increases in salaries and benefits of existing staff and increased recruitment expenses in connection with the market expansions.
Occupancy expense decreased $345,000, or 3%, in 2007 due to decreased data processing fees associated with the ATM system, as well as decreased data processing costs and guarantee fees related to guaranteed student loans. However, occupancy expense increased $280,000, or 3%, in 2006 due to the expenses related to opening new offices in Texas and Kansas, and furniture and equipment costs related to those offices.
During 2007, Southwest received income from acquired properties thereby decreasing other real estate expenses. The decreased other real estate expenses in 2006 occurred as Southwest sold certain acquired properties.
Provision for unfunded loan commitments increased $1.1 million in 2007 from 2006 due to an increase both in commitments and the reserve on commitments related to potential problem loans.
General and administrative expenses increased $3.9 million, or 27%, in 2007 and $437,000, or 3%, in 2006. The increased general and administrative expenses in 2007 are the result of the write-off of the $2.5 million cash receivable and the associated legal fees of approximately $785,000, and Stillwater National’s interest as a VISA issuing bank, of VISA USA litigation and settlement costs of $713,000.

Operating Segments
CONTRIBUTION OF OPERATING SEGMENTS

	FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2007	2006	2005

Oklahoma banking	$17,285	$15,404	$11,875
Other states banking	8,224	6,239	3,387
Secondary market	1,097	6,067	9,516
Other operations	(5,228)	(1,713)	(3,764)

Consolidated net income	$21,378	$25,997	$21,014

Oklahoma banking	$1,039,001	$912,862	$836,850
Other states banking	1,106,556	689,864	518,708
Secondary market	66,275	188,464	380,346
Other operations	—	—	(24)

Consolidated total loans	$2,211,832	$1,791,190	$1,735,880

Oklahoma banking	$1,048,633	$918,815	$843,584
Other states banking	1,119,396	694,346	516,212
Secondary market	71,843	201,131	397,940
Other operations	324,426	356,336	341,903

Consolidated total assets	$2,564,298	$2,170,628	$2,099,639

Oklahoma banking	$1,278,954	$1,161,549	$1,056,936
Other states banking	247,807	160,603	87,275
Secondary market	1,346	763	2,872
Other operations	530,472	442,696	510,737

Consolidated total deposits	$2,058,579	$1,765,611	$1,657,820

Southwest has four reportable operating segments: Oklahoma Banking operations; Other States Banking operations; loans originated for sale in the secondary market (“Secondary Market”), and Other Operations. These business units were identified through the products and services that are offered within each unit and the geographic area they serve.
Beginning in the first quarter of 2007, capital is assigned and the credit allocated to each of the segments rather than remaining in the Other Operating Segment. The amounts for 2006 and 2005 have been restated using Southwest’s risk based capital pricing methodology which assigns capital by asset, deposit, or revenue category based on Credit Risk, Interest Rate Risk, Market Risk, Operational Risk and Liquidity Risk.
The contribution of the Oklahoma Banking segment increased $1.9 million, or 12%, in 2007, primarily as a result of a decrease of $4.5 million in the provision for loan loss and an increase of $1.5 million in noninterest income offset in part by increased noninterest expenses of $1.4 million and a $2.0 million increase in taxes. Oklahoma Banking segment net income increased $3.5 million, or 30%, in 2006, primarily as a result of increased net interest income of $2.4 million and a decrease in the provision for loan loss of $4.2 million offset by increased noninterest expense of $1.8 million and a $1.0 million increase in taxes.
The contribution of the Other States Banking segment increased by $2.0 million, or 32%, in 2007, primarily as a result of a $9.3 million increase in net interest income and an increase of $1.0 million in noninterest income, offset by a $5.9 million increase in noninterest expenses, a $1.5 million increase in the provision for loan loss, and a $905,000 increase in taxes. Other states banking net income increased by $2.9 million, or 84%, in 2006, primarily as a result of an $8.7 million increase in net interest income, partially offset by a $3.9 million increase in noninterest expenses and a $1.9 million increase in taxes. At December 31, 2007, Southwest’s seven Texas and four Kansas offices accounted for $1.1 billion in loans, or 52% of total portfolio loans.

The growth in total portfolio loans from the Oklahoma and Other States Banking segments more than offset the decline in Secondary Market loans described below.
The Secondary Market segment contributed $1.1 million to net income in 2007, a reduction of $5.0 million, or 82%, from 2006. The reduction occurred primarily in net interest income which decreased $7.8 million due primarily to the lower volumes of guaranteed student loans. This reduction, and a $276,000 decrease in other noninterest income, was partially offset by a $781,000 decrease in noninterest expense. The Secondary Market segment contributed $6.1 million to net income in 2006, a reduction of $3.4 million, or 36%, from 2005. The reduction occurred primarily in net interest income which decreased $7.8 million due mainly to the lower volumes of guaranteed student loans. See “Business — Secondary Market Segment” on page 70.
The Other Operations segment includes the write-off of the $2.5 million cash receivable and the associated legal fees of approximately $785,000, and Stillwater National’s interest as a VISA issuing bank, of VISA USA litigation and settlements costs of $713,000. Also included in this segment are nonbank cash machine operations. Southwest reduced the number of operated machines to 6 as of December 31, 2007 from 90 as of December 31, 2006. .
The segment disclosures above and in Note 21 to the Consolidated Financial Statements show that the Oklahoma Banking and Other States Banking segments provide the majority of consolidated net interest income and net income, and by year-end 2007 accounted for approximately $2.2 billion, or 85%, of total assets.
The segment disclosures are based upon a number of assumptions and allocations of expense. Southwest allocates resources and evaluates performance of its segments after allocation of funds, indirect expenses, taxes, and capital costs. The funds management unit is included in the Other Operations segment. The value of funds provided and cost of funds borrowed from the funds management unit by the operating segments are internally priced at rates that approximate market rates for funds with similar duration.
Taxes on Income
Southwest’s income tax expense for fiscal years 2007, 2006, and 2005 was $13.6 million, $15.4 million, and $13.8 million, respectively. Southwest’s effective tax rates have been lower than statutory federal and state statutory rates primarily because of tax-exempt income on municipal obligations and loans and the organization in July 2001 of a real estate investment trust, as well as tax credits generated by certain lending and investment activities.
Financial Condition
Southwest’s total assets increased by $393.7 million, or 18%, to $2.6 billion at December 31, 2007, compared to $2.2 billion at December 31, 2006 after increasing by $71.0 million, or 3%, between December 31, 2006 and 2005. The growth in assets in 2007 was primarily attributable to the $420.6 million, or 24%, increase in total loans. The growth in assets during 2007 also reflects the SNB Kansas acquisition which added $75.8 million in assets.
Southwest’s investment securities decreased by $13.5 million, or 5%, to $256.3 million at December 31, 2007 from $269.8 million at December 31, 2006. The decreases in 2007 came from federal agency securities, which decreased $32.3 million, or 15%, and other securities, which decreased $1.5 million, or 7%, offset by increases in mortgage-backed securities, which increased $13.9 million, or 57% and tax-exempt municipal securities, which increased $6.3 million.
Southwest’s investment securities increased by $1.8 million, or 1%, to $269.8 million at December 31, 2006, from $268.1 million at December 31, 2005. The increases in 2006 came from FRB and FHLB stock, which increased $2.5 million, or 26%, and mortgage-backed securities, which increased $2.3 million, or 10%. Tax-

exempt municipal securities decreased to $2.9 million at December 31, 2006, from $3.5 million at December 31, 2005.
Analysis of Securities

	At December 31,

(Dollars in thousands)	2007	2006	2005

U.S. Government obligations	$1,000	$993	$1,990
Federal agency securities	189,127	221,391	225,120
Obligations of states and political subdivisions	9,171	2,854	3,457
Mortgage-backed securities	38,347	24,453	22,186
Other securities	18,667	20,158	15,339

Total investment securities	$256,312	$269,849	$268,093

Available for sale (fair value)	$237,358	$255,904	$256,751
Held to maturity (amortized cost)	5,838	1,630	1,538
Federal Reserve Bank and Federal Home Loan Bank Stock	13,116	12,315	9,804

Total investment securities	$256,312	$269,849	$268,093

Southwest does not have any material amounts of investment securities or other interest-earning assets, other than loans, that would have been classified as nonperforming if such assets were loans, or which were recognized by management as potential problem assets based upon known information about possible credit problems of the borrower or issuer.
The following table shows the maturities, carrying value (amortized cost for investment securities being held to maturity or estimated fair value for investment securities available for sale), estimated fair market values, and average yields for Southwest’s investment portfolio at December 31, 2007. Yields are not presented on a tax-equivalent basis. Maturities of mortgage-backed securities are based on expected maturities. Expected maturities differ from contractual maturities because borrowers on the underlying mortgages may have the right to call or prepay obligations with or without prepayment penalties. The securities of no single issuer (other than the United States or its agencies), or in the case of securities issued by state and political subdivisions, no source or group of sources of repayment, accounted for more than 10% of shareholders’ equity of Southwest at December 31, 2007.

Maturity Table for Investment Securities

	One Year		Two through		Six through		More than		Total Investment
	or Less		Five Years		Ten Years		Ten Years		Securities

(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Market	Yield

Held to Maturity:
U.S. government obligations	$1,000	4.85%	$—	—%	$—	—%	$—	—%	$1,000	$1,009	4.85%
Obligations of states and political subdivisions	—	—	4,838	3.57%	—	—%	—	—%	4,838	4,829	3.57%

Total	$1,000	4.85%	$4,838	3.57%	$—	—%	$—	—%	$5,838	$5,838	3.79%

Note: Averate yield for investments held for sale is based on amortized cost

Available for Sale:
Federal agency securities	$157,744	3.63%	$31,698	4.61%	$—	—%	$—	—%	$189,442	$189,127	3.79%
Obligations of states and political subdivisions	1,507	3.92%	2,812	3.54%	—	—%	—	—%	4,319	4,333	3.67%
Mortgage-backed securities	6,407	3.98%	29,409	5.26%	2,267	4.74%	17	2.98%	38,100	38,347	5.01%
Other securities	—	—%	17,962	—%	—	—%	—	—%	17,962	18,667	0.00%

Total	$165,658	3.64%	$81,881	3.79%	$2,267	4.74%	$17	2.98%	$249,823	$250,474	3.70%

Total	$166,658		$86,719		$2,267		$17		$255,661	$256,312

Total loans were $2.2 billion at December 31, 2007, an increase of $420.6 million, or 23%, compared to December 31, 2006. All categories of loans increased, except student loans. The allowance for loan losses increased by $2.3 million, or 8%, from December 31, 2006 to December 31, 2007. At December 31, 2007, the allowance for loan losses was $29.6 million, or 1.34% of total loans, compared to $27.3 million, or 1.52% of total loans, at December 31, 2006.
Total loans were $1.79 billion at December 31, 2006, an increase of $55.3 million, or 3%, compared to December 31, 2005. All categories of loans increased except 1-4 family and student loans. The allowance for loan losses increased by $3.5 million, or 15%, from December 31, 2005 to December 31, 2006. At December 31, 2006, the allowance for loan losses was $27.3 million, or 1.52% of total loans, compared to 23.8 million, or 1.37% of total loans, at December 31, 2005. (See “Provision for Loan Losses” on page 10.)
Southwest’s loan portfolio is centered in Oklahoma, Texas, and Kansas and these markets have not demonstrated any significant stress levels in relation to the changing economies.

This table presents the trends in the composition of the loan portfolio over the previous five years.
Trends in the Composition of the Loan Portfolio

	At December 31,

(Dollars in thousands)	2007	2006	2005	2004	2003

Real estate mortgage —
Commercial	$750,047	$609,271	$563,074	$523,358	$402,596
One to four family residential	111,085	91,441	93,478	87,858	83,250
Real estate construction	724,929	453,750	299,344	248,278	230,292
Commercial	521,501	424,189	374,101	390,272	355,965
Installment and consumer —
Guaranteed student loans	61,555	181,458	377,110	348,970	211,546
Other	42,715	31,081	28,773	25,139	25,187

	2,211,832	1,791,190	1,735,880	1,623,875	1,308,836
Less: Allowance for loan losses	(29,584)	(27,293)	(23,812)	(18,991)	(15,009)

Total loans, net	$2,182,248	$1,763,897	$1,712,068	$1,604,884	$1,293,827

Southwest has a continuing strategic focus on providing loans and other services to healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate borrowers. At December 31, 2007 and December 31, 2006, loans to individuals and businesses in the healthcare industry totaled $614.6 million, or 28% of total loans and $518.8 million, or 29% of total loans, respectively.
Capital Resources
At December 31, 2007, total shareholders’ equity was $217.6 million compared to $197.5 million at December 31, 2006. Earnings, net of common dividends, contributed $16.1 million to shareholders’ equity. Sales of common stock through the dividend reinvestment plan, the employee stock purchase plan, and the employee stock option plan contributed an additional $2.3 million to shareholders’ equity in 2007, including stock option and restricted stock grants and tax benefits realized by Southwest relating to option exercises. Under accounting principles generally accepted in the United States, these tax benefits increase shareholders’ equity, but do not affect net income. Net unrealized holding gains on investment securities available for sale (net of tax) increased to $408,000 at December 31, 2007, compared to a loss of $1.7 million at December 31, 2006. Repurchases of approximately 700,000 shares may be made under the repurchase plan adopted in January 2006. Repurchases may be made from time to time based on market conditions, projected capital needs, and other factors. No repurchases were made in 2007.
At December 31, 2006, total shareholders’ equity was $197.5 million compared to $170.4 million at December 31, 2005. Earnings, net of common dividends, contributed $21.3 million to shareholders’ equity. Sales of common stock through the dividend reinvestment plan, the employee stock purchase plan, and the employee stock option plan contributed an additional $3.9 million to shareholders’ equity in 2006, including stock option and restricted stock grants and tax benefits realized by Southwest relating to option exercises. Under accounting principles generally accepted in the United States, these tax benefits increase shareholders’ equity, but do not affect net income. Net unrealized holding losses on investment securities available for sale (net of tax) decreased to $1.7 million at December 31, 2006, compared to a loss of $3.3 million at December 31, 2005. During 2005, repurchased shares were used to satisfy the requirements of the employee stock option plan, the employee stock purchase plan, and the dividend reinvestment plan. Repurchases of approximately 700,000 shares may be made under the repurchase plan adopted in January 2006. Repurchases may be made from time to time based on market conditions, projected capital needs, and other factors. No repurchases were made in 2006.
Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board. The guidelines are commonly known as Risk-Based Capital Guidelines. On December 31, 2007, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 10.97%, a Tier 1 risk-based capital ratio of 9.71%, and a leverage ratio of 10.23%. As of December 31, 2007,

Stillwater National, SNB Wichita and SNB Kansas also met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, SNB Wichita, or SNB Kansas by Federal bank or thrift regulators.
Liquidity
Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as residential mortgage loans and available for sale investments in order to meet current and future cash flow needs as they become due. Southwest’s portfolio of guaranteed student loans is also readily salable. Additional sources of liquidity, including cash flow from the repayment of loans and maturities of investment securities, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of deposits and liquid assets, and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans, purchase securities, and operate the organization.
The following table indicates the amount of Southwest’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2007:

(Dollars in thousands)	Amount

Three months or less(1)	$41,239
Over three through six months(1)	94,023
Over six through 12 months(1)	459,763
Over 12 months	95,960

Total	$690,985

(1)	The amount of certificates of deposit of $100,000 and more that mature within 12 months is $595.0 million.

	Percentage of Total Average Assets
Sources and uses of funds	2007	2006	2005

Sources of Funds:
Deposits:
Noninterest-bearing demand	10.72%	10.46%	9.90%
Interest-bearing demand and money market accounts	22.43	20.11	21.72
Time and savings deposits	47.56	48.14	47.32
Other borrowings	7.09	9.78	10.07
Subordinated debentures	2.04	2.11	2.83
Other liabilities	0.95	0.93	0.82
Equity capital	9.21	8.47	7.34

Total	100.00%	100.00%	100.00%

Uses of Funds:
Loans	84.36%	83.41%	83.56%
Investment securities	12.15	12.32	11.81
Other interest-earning assets	0.22	0.15	0.18
Noninterest-earning assets	3.27	4.12	4.45

Total	100.00%	100.00%	100.00%

Sources and uses of cash are presented in the Consolidated Statements of Cash Flows. Total cash and cash equivalents decreased by $11.9 million, or 21%, to $45.7 million in 2007 from $57.6 million at year-end 2006.

This decrease was the result of a $249.2 million increase in cash used in investing activities primarily for the origination of portfolio loans; a $66.9 million decrease in cash provided from operating activities (primarily from the net $75.7 million decline in guaranteed student loans originated for sale and proceeds from student loan sales); offset in part by a $296.7 million increase in cash provided from financing activities (primarily from a $152.2 million increase in deposits and a $146.7 million increase in other borrowings).
Total cash and cash equivalents increased by $7.3 million, or 15%, to $57.6 million in 2006 from $50.3 million at year-end 2005. Total cash provided in 2006 was $7.3 million, down $18.8 million from 2005, as a result of a $221.7 million increase in cash provided from operating; offset by an $86.2 million increase in cash used in investing activities primarily from the origination of portfolio loans; and a $154.4 million reduction in cash provided from financing activities.

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

The following table shows Southwest’s interest rate sensitivity gaps for selected maturity periods at December 31, 2007:

	0 to 3	4 to 12	Over 1 to	Over
(Dollars in thousands)	Months	Months	5 Years	5 Years	Total

Rate-sensitive assets:
Total loans	$1,437,177	$177,298	$427,539	$169,818	$2,211,832
Investment securities	60,698	119,930	40,678	35,006	256,312
Due from banks	9,989	—	—	—	9,989

Total	1,507,864	297,228	468,217	204,824	2,478,133

Rate-sensitive liabilities:
Money market deposit accounts	541,950	—	—	—	541,950
Time deposits	438,673	624,703	99,813	20,018	1,183,207
Savings accounts	13,032	—	—	—	13,032
Interest-bearing demand	63,323	—	—	—	63,323
Other borrowings	164,356	2,500	26,500	25,000	218,356
Subordinated debentures	—	—	—	46,393	46,393

Total	1,221,334	627,203	126,313	91,411	2,066,261

Interest sensitivity gap	$286,530	$(329,975)	$341,904	$113,413	$411,872

Cumulative interest sensitivity gap	$286,530	$(43,445)	$298,459	$411,872	$411,872

Percentage of rate-sensitive assets to rate-sensitive liabilities	123.46%	47.39%	370.68%	224.07%	119.93%

Percentage of cumulative gap to total assets	11.17%	(1.69)%	11.64%	16.06%	16.06%

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
The earnings simulation model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows, and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net income. Actual results differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, and changes in cash flows, market conditions and management strategies, among other factors.
The balance sheet is subject to quarterly testing for six alternative interest rate shock possibilities to indicate the inherent interest rate risk. Average interest rates are shocked by +/- 100, 200, and 300 basis points (“bp”), although Southwest may elect not to use particular scenarios that it determines are impractical in a current rate environment. It is management’s goal to structure the balance sheet so that net interest earnings at risk over a twelve-month period and the economic value of equity at risk do not exceed policy guidelines at various interest rate shock levels.

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. These measures are typically based upon a relatively brief period, usually one year. They do not necessarily indicate the long-term prospects or economic value of the institution.
Estimated Changes in Net Interest Income

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp	(100) bp	(200) bp	(300) bp

Policy Limit	(18.00)%	(10.00)%	(5.00)%	(5.00)%	(10.00)%	(18.00)%
December 31, 2007	+ 9.59%	+ 3.87%	+ 2.10%	(2.97)%	(5.68)%	(9.35)%
December 31, 2006	+ 12.02%	+ 6.15%	+ 1.96%	(2.80)%	(6.56)%	(11.14)%
The Net Interest Income at Risk position improved in two of the three decreasing interest rate scenarios when compared to the December 31, 2006 risk position. In a rising interest rate environment, Southwest’s net interest income improves in all interest rate scenarios. When the rising interest rate scenarios are compared to December 31, 2006, the percentage of increase in net interest income increased in the up 100 bp scenario and declined in the up 200 and up 300 bp interest rate scenarios. All of the above measures of net interest income at risk remain well within prescribed policy limits. Although assumed unlikely by Southwest’s Asset and Liability Management Committee, Southwest’s largest exposure to changes in interest rate is in the -300 bp scenario with a measure of (9.35%) at December 31, 2007, an improvement of 1.79% from December 31, 2006 level of (11.14%). The reduction in net interest income risk is a result of Southwest’s asset/liability committee’s desire to improve the stability of net interest margin to changes in interest rates.
The measure of equity value at risk indicates the ongoing economic value of Southwest by considering the effects of changes in interest rates on all of Southwest’s cash flows, and discounting the cash flows to estimate the present value of assets and liabilities. The difference between these discounted values of the assets and liabilities is the economic value of equity, which, in theory, approximates the fair value of Southwest’s net assets.
Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+ 100 bp	(100) bp	(200) bp	(300) bp

Policy Limit	(35.00)%	(20.00)%	(10.00)%	(10.00)%	(20.00)%	(35.00)%
December 31, 2007	(9.68)%	(4.31)%	(0.57)%	+ 0.04%	+ 0.91%	+ 2.30%
December 31, 2006	(7.68)%	(4.90)%	(1.52)%	+ 0.97%	+ 1.40%	+ 1.10%
As of December 31, 2007 the economic value of equity measure improved in one of the three decreasing interest rate scenarios when compared to the December 31, 2006 percentages. In an increasing interest rate environment the economic value of equity improved in two scenarios while declining modestly in the third scenario. Southwest’s largest economic value of equity exposure is the +300 bp scenario which declined 2.00% to (9.68%) on December 31, 2007 from December 31, 2006 value of (7.68%). The economic value of equity ratio in all scenarios remains well within Southwest’s Asset and Liability Management Policy limits.
Off-Balance Sheet Arrangements
In the normal course of business, Southwest makes use of a number of different financial instruments to help meet the financial needs of its customers. In accordance with accounting principles generally accepted in the United States, the full notional amounts of these transactions are not recorded in the accompanying consolidated financial statements and are referred to as off-balance sheet instruments. These transactions and activities include commitments to extend lines of commercial and real estate mortgage credit and standby and commercial letters of credit and are discussed further in Note 18 to the Consolidated Financial Statements on page 61 of this report.

Off-balance sheet arrangements also include Trust Preferred Securities, which have been de-consolidated in this report as required by Financial Accounting Standards Board Interpretation 46R, “Consolidation of Variable Interest Entities.” Further information regarding Trust Preferred Securities can be found in Note 9 to the Consolidated Financial Statements on page 50 of this report.
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
Contractual Obligations
Southwest has various contractual obligations that require future cash payment. The following table presents, as of December 31, 2007, significant fixed and determinable contractual obligations to third parties by payment date.

	Payments due by period
	Less than	1-3	3-5	Over
(Dollars in thousands)	1 Year	Years	Years	5 Years	Total

Deposits without stated maturity:(1)
Noninterest bearing	$257,067	$—	$—	$—	$257,067
Interest bearing	618,305	—	—	—	618,305
Time deposits(2)	1,137,653	73,425	5,227	22	1,216,327
Other borrowings(2)	169,013	8,862	24,134	29,449	231,458
Subordinated debentures(2)	3,375	6,751	6,751	122,789	139,666
Operating leases	2,373	3,807	1,395	51	7,626

Total	$2,187,786	$92,845	$37,507	$152,311	$2,470,449

(1)	Excludes interest.

(2)	Includes interest. Interest on variable rate obligations is shown at rates in effect at December 31, 2007. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
Southwest adopted Financial Accounting Standards Board Interpretation of No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The obligation associated with uncertain tax positions is $3.2 million. The payment period for this obligation is not estimable at this time.
At December 31, 2007, Southwest’s purchase obligations not reflected on the Consolidated Statements of Condition, and its other long-term liabilities are not considered material.
For additional information regarding contractual obligations, please also see “Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk” on page 22, “Off-Balance Sheet Arrangements” on page 24, and “Note 8 Other Borrowed Funds” on page 49, “Note 9 Subordinated Debentures” on page 50, “Note 16 Operating Leases” on page 59, “Note 18 Financial Instruments with Off-Balance Sheet Risk” on page 61, and “Note 19 Commitments and Contingencies” on page 61, to the Consolidated Financial Statements.

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
Allowance for Loan Losses — The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued when it is probable that Southwest will not collect all principal and interest payments according to the loan’s contractual terms.
Management believes that the allowance is appropriate. However, its determination requires significant judgment, and estimates of probable losses inherent in the loan portfolio can vary significantly from the amounts that actually occur. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by Southwest, periodically review the loan portfolio and the allowance. These reviews may result in additional provisions based on the agencies judgments based upon information available at the time of each examination. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in the provision for loan losses, nonperforming assets, and charge-offs.
Southwest’s systematic methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances, and an unallocated allowance, as described in “Provision and Allowance for Loan Losses” on page 10 and in Note 1 to the Consolidated Financial Statements on page 36. The formula and specific allowances comprised 93.54% of the total allowance at December 31, 2007. At that date, a 10% decrease or increase in all categories of risk rated assets for which specific allowances had not been recorded would have resulted in a corresponding decrease or increase of approximately $1.1 million in the recommended allowance, assuming no change in other elements considered in the methodology.
Reserve for Unfunded Loan Commitments — The reserve for unfunded loan commitments is a liability on Southwest’s statement of financial condition. The reserve is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.
Stock Compensation — Effective January 1, 2006 Southwest adopted the fair value method of accounting for share-based compensation arrangements in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share Based Payment (“SFAS No. 123(R)”), using the modified prospective method of transition. Southwest estimated the fair value of share-based awards granted under the Stock Plans and recognized share based compensation expense over the vesting period.

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
Derivative Instruments — Derivative instruments are accounted for under Statement of Financial Accounting Standard (“SFAS”) No. 149, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The consideration of the asset/liability position, the desired asset/liability sensitivity and interest levels are formally documented prior to entering into a hedging transaction. After entering into a derivative instrument, the Company designates the hedging relationship of all derivatives to either assets or liabilities in the balance sheet and subsequently measures the instrument at fair value through adjustments to other comprehensive income, current earnings, or both, as appropriate.
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

Controls and Procedures
Disclosure Controls and Procedures
As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of December 31, 2007. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of December 31, 2007.
Internal Control Over Financial Reporting
Southwest’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s internal control over financial reporting as defined in SEC Rule 13a-15 as of December 31, 2007. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s internal control over financial reporting was effective as of December 31, 2007.
The report by Southwest’s independent registered public accounting firm, Ernst & Young LLP, on Southwest’s internal control over financial reporting is included on page 29.
Fourth Quarter 2007 Changes in Internal Control over Financial Reporting
No change occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.

Report on Effectiveness of Internal Control over Financial Reporting
The Board of Directors and Shareholders of Southwest Bancorp, Inc.
We have audited Southwest Bancorp, Inc’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Southwest Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Southwest Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Southwest Bancorp, Inc. and our report dated March 7, 2008 expressed an unqualified opinion thereon.
Ernst & Young LLP
Tulsa, Oklahoma
March 7, 2008

Reports of Independent Registered Public Accounting Firm
Report on Consolidated Financial Statements
The Board of Directors and Shareholders of Southwest Bancorp, Inc.
We have audited the accompanying consolidated statements of financial condition of Southwest Bancorp, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Bancorp, Inc. at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, Southwest Bancorp, Inc. adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment, effective January 1, 2006. Also discussed in Note 10 to the consolidated financial statements, Southwest Bancorp, Inc. adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion thereon.
Ernst & Young LLP
Tulsa, Oklahoma
March 7, 2008

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	AT DECEMBER 31,
(Dollars in thousands)	2007	2006

Assets
Cash and due from banks	$45,678	$46,618
Federal funds sold	—	11,000

Cash and cash equivalents	$45,678	$57,618
Investment securities:
Held to maturity, fair value $5,838 (2007) and $1,621 (2006)	5,838	1,630
Available for sale, amortized cost $236,707 (2007) and $258,742 (2006)	237,358	255,904
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,116	12,315
Loans held for sale	66,275	188,464
Loans receivable	2,145,557	1,602,726
Less: Allowance for loan losses	(29,584)	(27,293)

Net loans receivable	2,115,973	1,575,433
Accrued interest receivable	23,117	24,269
Premises and equipment, net	24,323	21,818
Other real estate	2,679	1,873
Goodwill	7,064	1,213
Other intangible assets, net	4,580	3,069
Other assets	18,297	27,022

Total assets	$2,564,298	$2,170,628

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand	$257,067	$254,415
Interest-bearing demand	63,323	55,396
Money market accounts	541,950	371,912
Savings accounts	13,032	11,273
Time deposits of $100,000 or more	690,985	648,664
Other time deposits	492,222	423,951

Total deposits	2,058,579	1,765,611
Accrued interest payable	11,441	13,260
Income tax payable	1,766	1,136
Other liabilities	10,154	8,624
Other borrowings	218,356	138,094
Subordinated debentures	46,393	46,393

Total liabilities	2,346,689	1,973,118
Shareholders’ equity:
Common stock — $1 par value; 20,000,000 shares authorized; 14,658,042 shares issued and outstanding	14,658	14,658
Paid in capital	46,478	45,901
Retained earnings	161,482	146,197
Accumulated other comprehensive gain (loss)	408	(1,738)
Treasury stock, at cost; 300,833 (2007) and 417,535 (2006)	(5,417)	(7,508)

Total shareholders’ equity	217,609	197,510

Total liabilities & shareholders’ equity	$2,564,298	$2,170,628

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per share data)	2007	2006	2005

Interest income:
Interest and fees on loans	$165,759	$158,873	$128,011
Investment securities:
U.S. Government and agency obligations	8,506	8,709	7,643
Mortgage-backed securities	1,444	1,051	625
State and political subdivisions	260	115	171
Other securities	845	847	772
Federal funds sold	254	165	122

Total interest income	177,068	169,760	137,344

Interest expense:
Interest-bearing demand	355	282	267
Money market accounts	19,664	16,020	10,727
Savings accounts	87	50	21
Time deposits of $100,000 or more	31,231	29,887	19,977
Other time deposits	21,802	16,863	9,790
Other borrowings	7,555	10,023	7,343
Subordinated debentures	3,894	3,797	4,113

Total interest expense	84,588	76,922	52,238

Net interest income	92,480	92,838	85,106

Provision for loan losses	8,581	11,565	15,785

Net interest income after provision for loan losses	83,899	81,273	69,321

Noninterest income:
Service charges and fees	9,920	11,492	10,945
Other noninterest income	1,707	1,595	1,546
Gain on sales of loans	3,339	3,438	4,915
Gain on sales of investment securities	1,584	251	—

Total noninterest income	16,550	16,776	17,406

Noninterest expense:
Salaries and employee benefits	35,287	30,897	25,285
Occupancy	9,845	10,190	9,910
FDIC and other insurance	622	511	486
Other real estate, net	(58)	286	971
General and administrative	19,778	14,759	15,221

Total noninterest expense	65,474	56,643	51,873

Income before taxes	34,975	41,406	34,854
Taxes on income	13,597	15,409	13,840

Net income	$21,378	$25,997	$21,014

Basic earnings per common share	$1.49	$1.84	$1.60
Diluted earnings per common share	1.46	1.79	1.55
Cash dividends declared per share	0.37	0.33	0.30
The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2007	2006	2005

Net income	$21,378	$25,997	$21,014

Other comprehensive income (loss):
Unrealized holding gain (loss) on available for sale securities	5,073	2,842	(4,128)
Reclassification adjustment for gains arising during the period	(1,584)	(251)	—

Other comprehensive income (loss), before tax	3,489	2,591	(4,128)
Tax (expense) benefit related to items of other comprehensive income	(1,343)	(1,004)	1,600

Other comprehensive income (loss), net of tax	2,146	1,587	(2,528)

Comprehensive income	$23,524	$27,584	$18,486

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated		Total
					Other		Share-
	Common Stock		Paid in	Retained	Comprehensive	Treasury	holders’
(Dollars in thousands, except per share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2004	12,243,042	$12,243	$7,993	$107,905	$(797)	$(1,360)	$125,984

Cash dividends:
Common, $0.30 per share, and other dividends	—	—	—	(4,037)	—	—	(4,037)
Common stock issued:
Employee Stock Option Plan	—	—	(422)	—	—	2,157	1,735
Employee Stock Purchase Plan	—	—	36	—	—	34	70
Dividend Reinvestment Plan	—	—	49	—	—	43	92
Restricted Stock	—	—	97	—	—	99	196
Public Offering	2,415,000	2,415	37,085	—	—	—	39,500
Tax benefit related to exercise of stock options	—	—	834	—	—	—	834
Other comprehensive loss, net of tax	—	—	—	—	(2,528)	—	(2,528)
Treasury shares purchased	—	—	—	—	—	(12,416)	(12,416)
Net income	—	—	—	21,014	—	—	21,014

Balance, December 31, 2005	14,658,042	14,658	45,672	124,882	(3,325)	(11,443)	170,444

Cash dividends:
Common, $0.33 per share, and other dividends	—	—	—	(4,682)	—	—	(4,682)
Common stock issued:
Employee Stock Option Plan	—	—	(1,690)	—	—	3,622	1,932
Employee Stock Purchase Plan	—	—	20	—	—	55	75
Dividend Reinvestment Plan	—	—	22	—	—	80	102
Restricted Stock	—	—	37	—	—	178	215
Tax benefit related to exercise of stock options	—	—	1,018	—	—	—	1,018
Stock option grants	—	—	822	—	—	—	822
Other comprehensive income, net of tax	—	—	—	—	1,587	—	1,587
Net income	—	—	—	25,997	—	—	25,997

Balance, December 31, 2006	14,658,042	14,658	45,901	146,197	(1,738)	(7,508)	197,510

Cash dividends:
Common, $0.37 per share, and other dividends	—	—	—	(5,290)	—	—	(5,290)
Common stock issued:
Employee Stock Option Plan	—	—	(782)	—	—	1,707	925
Employee Stock Purchase Plan	—	—	20	—	—	76	96
Dividend Reinvestment Plan	—	—	23	—	—	71	94
Restricted Stock	—	—	108	—	—	237	345
Adjustment related to adoption of FIN 48	—	—	—	(803)	—	—	(803)
Tax benefit related to exercise of stock options	—	—	474	—	—	—	474
Stock option grants	—	—	734	—	—	—	734
Other comprehensive income, net of tax	—	—	—	—	2,146	—	2,146
Net income	—	—	—	21,378	—	—	21,378

Balance, December 31, 2007	14,658,042	$14,658	$46,478	$161,482	$408	$(5,417)	$217,609

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2007	2006	2005

Operating activities:
Net income	$21,378	$25,997	$21,014
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,581	11,565	15,785
Deferred taxes	(839)	(2,279)	(1,252)
Fixed asset depreciation and amortization	2,812	2,940	2,610
Securities premium amortization (discount accretion), net	(205)	43	135
Amortization of intangibles	646	493	379
Stock based compensation	959	973	—
Tax benefit from exercise of stock options	—	—	834
Net gain on sale/call of investment securities	(1,584)	(251)	—
Net gain on sales of loans	(3,339)	(3,438)	(4,915)
Net loss on sales of premises/equipment	11	210	20
Net (gain) loss on other real estate owned	(11)	(220)	27
Proceeds from sales of residential mortgage loans	55,274	74,424	89,238
Residential mortgage loans originated for resale	(54,276)	(76,079)	(87,808)
Proceeds from sales of student loans	271,798	779,728	778,196
Student loans originated for resale	(149,629)	(581,880)	(817,477)
Net changes in assets and liabilities:
Accrued interest receivable	1,396	(9,716)	709
Other assets	5,884	(614)	233
Income taxes payable	1,104	1,866	(1,978)
Excess tax benefit from share-based payment arrangements	(474)	(1,018)	—
Accrued interest payable	(2,159)	4,263	4,042
Other liabilities	51	(2,770)	2,706

Net cash provided by operating activities	157,378	224,237	2,498

Investing activities:
Proceeds from sales of available for sale securities	10,204	20,216	—
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	—	1,000	1,995
Available for sale securities	55,212	8,989	9,009
Proceeds from redemptions of Federal Home Loan Bank stock	—	—	4,629
Purchases of Federal Home Loan Bank stock and Federal Reserve Bank stock	(801)	(2,511)	(969)
Purchases of held to maturity securities	(4,202)	(1,095)	(528)
Purchases of available for sale securities	(22,096)	(10,490)	(66,439)
Loans originated and principal repayments, net	(504,969)	(243,716)	(87,456)
Net acquisition Bank of Kansas (2007), McMullen Bank (2006)	(4,057)	(182)	—
Purchases of premises and equipment	(3,287)	(2,915)	(3,424)
Proceeds from sales of premises and equipment	63	337	90
Proceeds from sales of other real estate owned	469	6,072	5,013

Net cash used in investing activities	(473,464)	(224,295)	(138,080)

Financing activities:
Net increase in deposits	227,431	75,245	157,762
Net increase (decrease) in other borrowings	80,262	(66,414)	4,443
Net proceeds from issuance of common stock	1,115	2,109	41,593
Redemption of subordinated debentures	—	—	(25,787)
Purchases of treasury stock	—	—	(12,416)
Excess tax benefit from share-based payment arrangements	474	1,018	—
Common stock dividends paid	(5,136)	(4,559)	(3,833)

Net cash provided from financing activities	304,146	7,399	161,762

Net increase (decrease) in cash and cash equivalents	(11,940)	7,341	26,180
Cash and cash equivalents,
Beginning of period	57,618	50,277	24,097

End of period	$45,678	$57,618	$50,277

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
1. Summary of Significant Accounting and Reporting Policies
Organization and Nature of Operations — Southwest, incorporated in 1981, is a financial holding company headquartered in Stillwater, Oklahoma engaged primarily in commercial and consumer banking services in the state of Oklahoma, the Dallas, Austin, San Antonio, and Tilden, Texas, the Hutchinson, Wichita and Kansas City, Kansas areas and in student lending nationally. The accompanying consolidated financial statements include the accounts of Stillwater National, a national bank established in 1894, SNB Kansas, a commercial bank established in 1907, BCG, a business consulting company established in 2002, HSSI, a healthcare consulting company established in 2003, SNB Wichita, a federal savings bank established in 2003 and consolidated subsidiaries of Stillwater National, including SNB Real Estate Holdings, Inc. Stillwater National, BCG, HSSI, SNB Wichita and SNB Kansas are wholly owned, direct subsidiaries of Southwest. All significant intercompany balances and transactions have been eliminated in consolidation.
Management Estimates — In preparing Southwest’s financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates shown on the consolidated statements of financial condition and revenues and expenses during the periods reported. Actual results could differ significantly from those estimates. Changes in economic conditions could affect the determination of material estimates such as the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, income taxes, and the fair value of financial instruments.
Cash and Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from depository institutions, and federal funds sold. Interest-bearing balances held at depository institutions were $10.0 million at December 31, 2007 and $6.7 million at December 31, 2006. Federal funds sold are sold for one-to-four day periods.
Investment Securities — Investments in debt and equity securities are identified as held to maturity and available for sale based on management considerations of asset/liability strategy, changes in interest rates and prepayment risk, the need to increase liquidity, and other factors, including management’s intent and ability to hold securities to maturity. Southwest has the ability and intent to hold to maturity its investment securities classified as held to maturity. Southwest had no investments held for trading purposes for any period presented. Under certain circumstances (including the deterioration of the issuer’s creditworthiness, a change in tax law, or statutory or regulatory requirements), Southwest may change the investment security classification. The classifications Southwest utilizes determine the related accounting treatment for each category of investments. Available for sale securities are accounted for at fair value with unrealized gains or losses, net of taxes, excluded from operations and reported as accumulated other comprehensive income or loss. Held to maturity securities are accounted for at amortized cost.
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
Southwest periodically reviews all individual securities for which the fair values are below the book values. If it is determined that Southwest does not have the ability and intent to hold these securities for a period of time sufficient for a forecasted market price recovery up to (or beyond) the cost of the investment, or to maturity when the full cost will be recovered, then an other than temporary loss will be recognized in the consolidated statements of operations. For 2007 and 2006, Southwest recognized impairment charges of $448,000 and $334,000, respectively, upon determining that declines in the value of securities were other than temporary. Southwest had no other-than-temporary losses for 2005.
Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock are not readily marketable, therefore these investments are carried at cost.
Loans — Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Loan origination fees and certain costs of originated loans are amortized as an adjustment to the yield over the term of the loan. Net unamortized deferred loan fees were $5.5 million and $4.4 million at December 31, 2007 and 2006, respectively. Southwest generally places loans, except for consumer loans, on nonaccrual when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. Interest accrual may also be discontinued earlier if, in management’s opinion, collection is unlikely. Generally, consumer installment loans are not placed on nonaccrual, but are charged-off when they are five months past due. Accrued interest is written off when a loan is placed on nonaccrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. In general, accrued interest income on impaired loans is written off after the loan is 90 days past due; subsequent interest income is recorded when cash receipts are received from the borrower. Southwest identifies past due loans based on contractual terms on a loan by loan basis. Southwest originates real estate mortgage loans and guaranteed student loans for portfolio investment or sale in the secondary market. During the period of origination, real estate mortgage loans are designated as held either for investment purposes or sale. Mortgage loans held for sale are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan. Guaranteed student loans have typically been sold at the time the student graduates or withdraws from school. Real estate mortgage loans held for sale are carried at the lower of cost or market, which is determined on an individual loan basis. Guaranteed student loans held for sale are carried at the lower of cost or market, which is determined on an aggregate basis. Gains or losses recognized upon the sale of loans are determined on a specific identification basis.
The American Institute of Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) addresses accounting for differences between contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools, or as a part of a business combination. It is not applicable to loans originated by the lender. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from prior purchase accounting practice whereby the acquiree’s allowance for loan loss was typically added to the acquirer’s allowance for loan losses.
Allowance for Loan Losses — The allowance for loan losses is established through a provision for loan losses charged to operations. Loan amounts which are determined to be uncollectible are charged against this allowance, and recoveries, if any, are added to the allowance. The appropriate amount of the allowance is based on continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio using a systematic methodology. Southwest’s methodology for assessing the appropriateness of the allowance includes determination of a formula allowance, specific allowances and an unallocated allowance. The formula allowance is calculated by applying loss factors to corresponding categories of outstanding loans and leases. Loss factors generally are based on Southwest’s historical loss experience in the various portfolio categories over the prior eighteen months or twelve months, but may be adjusted for categories where eighteen and twelve month loss experience is historically unusual. The use of these loss factors is intended to reduce the differences between estimated losses inherent in the portfolio and observed losses. Formula allowances also are established for loans that do not have specific allowances according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each credit grade. Specific allowances are established in cases where management has identified significant conditions or circumstances related to individual loans that management believes indicate the probability that losses may be incurred in an amount different from the amounts determined by application of the formula allowance. Specific allowances include amounts related to loans that are identified for evaluation of impairment. A loan is considered to be impaired when, based on current information and events, it is probable that Southwest will be unable to collect all amounts due according to the contractual terms of the loan agreement. The allowance for loan losses related to loans that are evaluated for impairment is based either on the discounted cash flows using the loan’s initial effective interest rate or on the fair value of the collateral for certain collateral dependent loans. Smaller balance, homogeneous loans, including mortgage, student, and consumer, are collectively evaluated for impairment. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. All of Southwest’s nonaccrual loans are considered to be impaired loans. The unallocated allowance is based upon management’s evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. These factors may include general economic and business conditions affecting lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of internal credit examiners, and management’s judgment with respect to various and other conditions including credit administration and management and the quality of risk identification systems. Management reviews these conditions quarterly.
Reserve for Unfunded Loan Commitments — The reserve for unfunded loan commitments is a liability on Southwest’s statement of financial condition. The reserve is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.
Premises and Equipment — Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful life of each asset. Useful lives range from 10 years to 20 years for buildings and improvements, and 3 years to 10 years for furniture, fixtures, and equipment. Southwest reviews the carrying value of long-lived assets used in operations when changes in events or circumstances indicate that the assets might have become impaired. This review initially includes a comparison of carrying value to the undiscounted cash flows estimated to be generated by those assets. If this review indicates that an asset is impaired, Southwest records a charge to operations to reduce the asset’s carrying value to fair value, which is based on estimated discounted cash flows. Long-lived assets that are held for disposal are valued at the lower of the carrying amount or fair value less costs to sell.
Other Real Estate Owned — Other real estate owned is initially recorded at the lesser of the carrying value or fair value less the estimated costs to sell the asset. Write-downs of carrying value required at the time of foreclosure are recorded as a charge to the allowance for loan losses. Costs related to the development of such real estate are capitalized, and costs related to holding the property are expensed. Foreclosed property is subject to periodic revaluation based upon estimates of fair value. In determining the valuation of other real estate owned, management obtains independent appraisals for significant properties. Valuation adjustments are provided, as necessary, by charges to operations. Profits and losses from sales of foreclosed property by Southwest are recognized as incurred. At December 31, 2007 and 2006, the balances of other real estate owned were $2.7 million and $1.9 million, respectively.

Goodwill and Other Intangible Assets — Intangible assets consist of goodwill, core deposit intangibles, and loan servicing rights. Goodwill and core deposit intangibles, which generally result from business combination, are accounted for under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and SFAS No. 147, Acquisition of Certain Financial Institutions. Loan servicing rights are accounted for under the provisions of SFAS No. 156, Accounting for Servicing of Financial Assets.
Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Prior to 2002, goodwill was amortized over its estimated life using the straight-line method or an accelerated basis (as appropriate) over periods generally not exceeding 25 years. On January 1, 2002, in accordance with SFAS No. 142, Southwest stopped amortizing goodwill and adopted a new policy for measuring goodwill for impairment. Under the new policy, goodwill is assigned to reporting units and is then tested for impairment at least annually or more frequently if conditions indicate impairment. The evaluation of possible impairment involves significant judgment based upon short-term and long-term projections of future performance.
Core deposit intangibles are amortized using an economic life method based on deposit attrition. As a result, amortization will decline over time with most of the amortization occurring during the initial years. The net book value of core deposit intangibles is evaluated for impairment when economic conditions indicate impairment may exist.
Loan servicing rights are capitalized based on estimated fair market value at the point of origination. The servicing rights are amortized on an individual loan by loan basis over the period of estimated net servicing income. Impairment of loan servicing rights is assessed based on the fair value of those rights. Southwest reviews the carrying value of loan servicing rights quarterly for impairment. Assets are considered impaired when the balances are not recoverable from estimated future cash flows. At December 31, 2007, the fair value of loan servicing rights was $1.5 million, which exceeded book value.
There is no active trading market for loan servicing rights. The fair value of loan servicing rights is estimated by calculating the present value of net servicing revenue over the anticipated life of each loan. A cash flow model is used to determine fair value. Key assumptions and estimates, including projected prepayments speeds and assumed servicing costs, earnings on escrow deposits, ancillary income and discount rates, used by this model are based on current market sources. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors. The prepayment model is updated for changes in market conditions. At least annually, we obtain estimates of fair value from outside sources to corroborate the results of the valuation model.
Deposits — The total amount of time deposits with a minimum denomination of $100,000 was approximately $691.0 million and $648.7 million at December 31, 2007 and 2006, respectively. The total amount of overdrawn deposit accounts that were reclassified as loans at December 31, 2007 and 2006 was $1.6 million and $1.3 million, respectively. Time deposit maturities are as follows: $1.1 billion in 2008, $62.3 million in 2009, $6.9 million in 2010, $23.2 million in 2011, and $2.7 million in 2012, and $25.0 million thereafter.
Loan Servicing Income — Southwest earns fees for servicing real estate mortgages and other loans owned by others. These fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as income when earned.
Taxes on Income — Southwest and its subsidiaries file consolidated income tax returns. Income tax expense is based on the results of operations, adjusted for permanent differences between items of income or expense reported in the financial statements and those reported for tax purposes. Under the liability method, deferred income taxes are determined based on the differences between the financial statement carrying amounts and the income tax bases of assets and liabilities. A valuation allowance will be established if it is more likely than not that some portion of the deferred tax asset will not be realized.

Effective January 1, 2007, Southwest adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, see Note 10 — Income Taxes for additional information.
Earnings per Common Share — Basic earnings per common share is computed based upon net income divided by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed based upon net income divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. For the years ended December 31, 2007, 2006, and 2005, Southwest had 403,950, 5,000, and 27,500 antidilutive options to purchase common shares, respectively. The following is a reconciliation of the common shares used in the calculations of basic and diluted earnings per common share:

	2007	2006	2005

Weighted average common shares outstanding:
Basic earnings per share	14,313,239	14,166,634	13,165,642
Effect of dilutive securities:
Stock options	304,474	325,920	398,262

Weighted average common shares outstanding:
Diluted earnings per share	14,617,713	14,492,554	13,563,904

Share-Based Compensation — The Southwest Bancorp, Inc. 1994 Stock Option Plan and 1999 Stock Option Plan (the “Stock Plans”) provide selected key employees with the opportunity to acquire common stock. The exercise price of all options granted under the Stock Plans is the fair market value on the grant date. Depending upon terms of the stock option agreements, stock options generally become exercisable on an annual basis and expire from five to ten years after the date of grant.
Effective January 1, 2006, Southwest adopted the fair value method of accounting for share-based compensation arrangements in accordance with SFAS No. 123(R), Share-Based Payment, using the modified prospective method of transition. Under the provisions of SFAS No. 123(R), the estimated fair value of share-based awards granted under the Stock Plans is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS No. 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) options granted prior to the effective date of adoption that remain nonvested on the date of adoption.
Prior to January 1, 2006, Southwest accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant. Prior to January 1, 2006, Southwest was appropriately including the pro-forma disclosures in accordance with SFAS No. 123 and SFAS No. 148. Therefore, the results as of December 31, 2007 and 2006 are not directly comparable to the same period in 2005. See Note 14 — Employee Benefits.
Derivatives — Southwest accounts for derivatives under SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Upon entering into a derivative instrument, Southwest designates the hedging relationship of all derivatives to either assets or liabilities in the balance sheet and subsequently measures those instruments at fair value through adjustments to other comprehensive income, current earnings, or both, as appropriate.
Southwest also utilizes interest rate lock and forward commitments in its mortgage banking operations. As of December 31, 2007, the related fair market value of these instruments is not material.

Comprehensive Income — Southwest’s comprehensive income (net income plus all other changes in shareholders’ equity from non-equity sources) consists of its net income and unrealized holding gains (losses) in its available for sale securities.
Trust — Southwest offers trust services to customers through its relationship with the Heritage Trust Company, a trust services company. Property (other than cash on deposit) held by Southwest in a fiduciary or agency capacity for its customers is not included in the consolidated statements of financial condition as it is not an asset or liability of Southwest.
Liquidity — Stillwater National, SNB Wichita and SNB Kansas are required by the FRB to maintain average reserve balances. Cash and due from banks in the consolidated statements of financial condition include restricted amounts of $829,000 and $910,000 at December 31, 2007 and 2006, respectively.
2. Acquisitions
On July 27, 2007, Southwest acquired all of the assets and liabilities of SNB Kansas in a stock acquisition for cash consideration of $15.6 million. SNB Kansas was a privately held bank which operated two banking offices in the Hutchinson, Kansas area. The acquisition of SNB Kansas is part of Southwest’s announced community banking strategy.
The acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and identified intangible assets purchased and liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, none of which is expected to be deductible for tax purposes. Goodwill will not be amortized, but will be reviewed for impairment.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

(Dollars in thousands)	Amount

Cash and cash equivalents	$11,560
Loans	41,838
Securities	19,266
Premises and equipment	2,084
Core deposit intangibles	1,716
Other assets	(626)

Total assets acquired	$75,838

Deposits	65,877
Other liabilities	195

Net assets acquired	$9,766

Less: purchase price	15,617

Goodwill	$5,851

On July 28, 2006, Stillwater National acquired all of the assets and liabilities of McMullen Bank (“McMullen”) in a cash merger for cash consideration of $5.0 million. The transaction was accounted for by the purchase method of accounting. This transaction produced a core deposit intangible of $1.7 million and goodwill of $1.0 million. Upon completion of this acquisition McMullen was fully integrated into Stillwater National.
The core deposit intangibles acquired in these transactions will be amortized using an accelerated method over a period of 10 years. Additional information related to intangible assets and goodwill can be found in Note 7 to the Consolidated Financial Statements on page 48 of this report.

The results of operations of these acquired companies are included with Southwest’s results of operations since their respective dates of acquisition. The results of operations of these acquisitions were not significant to Southwest’s consolidated results of operations during the pre-acquisition periods of 2007 and 2006.
Southwest applied the guidance required under SOP 03-3, and it did not have a material impact on Southwest’s financial statements.
3. Investment Securities
A summary of the amortized cost and fair values of investment securities follows:

	At December 31, 2007

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Held to Maturity:
U.S. Government obligations	$1,000	$9	$—	$1,009
Obligations of state and political subdivisions	4,838	2	(11)	4,829

Total	$5,838	$11	$(11)	$5,838

Available for Sale:
Federal agency securities	$189,442	$175	$(490)	$189,127
Obligations of state and political subdivisions	4,319	25	(11)	4,333
Mortgage-backed securities	38,100	277	(30)	38,347
Equity securities	4,846	733	(28)	5,551

Total	$236,707	$1,210	$(559)	$237,358

	At December 31, 2006

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Held to Maturity:
Obligations of state and political subdivisions	$1,630	$—	$(9)	$1,621

Total	$1,630	$—	$(9)	$1,621

Available for Sale:
U.S. Government obligations	$1,001	$—	$(8)	$993
Federal agency securities	225,301	—	(3,910)	221,391
Obligations of state and political subdivisions	1,250	—	(26)	1,224
Mortgage-backed securities	24,594	29	(170)	24,453
Equity securities	6,596	1,248	(1)	7,843

Total	$258,742	$1,277	$(4,115)	$255,904

Gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006 are as follows:

		Continuous Unrealized Losses Existing for:
		Amortized cost of			Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses

At December 31, 2007:

Held to Maturity:
Obligations of state and political subdivisions	5	$3,202	$(11)	$—	$3,191

Total	5	$3,202	$(11)	$—	$3,191

Available for Sale:
Federal agency securities	63	$153,991	$—	$(490)	$153,501
Obligations of state and political subdivisions	1	1,250	—	(11)	1,239
Mortgage-backed securities	25	10,478	(4)	(26)	10,448
Equity securities	1	1,010	(28)	—	982

Total	90	$166,729	$(32)	$(527)	$166,170

At December 31, 2006:

Held to Maturity:
Obligations of state and political subdivisions	3	$1,630	$(7)	$(2)	$1,621

Total	3	$1,630	$(7)	$(2)	$1,621

Available for Sale:
U.S. Government obligations	1	$1,001	$—	$(8)	$993
Federal agency securities	87	225,511	—	(4,120)	221,391
Obligations of state and political subdivisions	1	1,250	—	(26)	1,224
Mortgage-backed securities	41	20,126	(38)	(132)	19,956
Equity securities	4	252	(1)	—	251

Total	134	$248,140	$(39)	$(4,286)	$243,815

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
As required by law, investment securities are pledged to secure public and trust deposits, as well as the Sweep Agreement product and borrowings from the FHLB. Securities with an amortized cost of $225.7 million and $224.4 million were pledged to meet such requirements of $102.2 million and $83.3 million at December 31, 2007 and 2006, respectively. Any amount overpledged can be released at any time.

A comparison of the amortized cost and approximate fair value of Southwest’s debt securities by maturity date at December 31, 2007 follows in the next table.

	Available for Sale		Held to Maturity

	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

One year or less	$165,658	$165,164	$1,000	$1,009
More than one year through five years	68,765	69,901	4,838	4,829
More than five years through ten years	2,267	2,277	—	—
More than ten years	17	16	—	—

Total	$236,707	$237,358	$5,838	$5,838

The foregoing analysis assumes that Southwest’s mortgage-backed securities mature during the period in which they are estimated to prepay. No other prepayment or repricing assumptions have been applied to Southwest’s debt securities for this analysis.
Gross realized gains on sales of investment securities were $2.0 million during 2007, $582,000 during 2006, and $0 during 2005. Gross realized losses on sales and write-down of investment securities were $(448,000) during 2007, $(331,000) during 2006, and $0 during 2005. The gross proceeds from such sales of investment securities totaled approximately $10.2 million, $19.4 million, and $0 during 2007, 2006, and 2005, respectively.
4. Loans
Major classifications of loans are as follows:

	At December 31,

(Dollars in thousands)	2007	2006

Real estate mortgage:
Commercial	$750,047	$609,271
One-to-four family residential	111,085	91,441
Real estate construction	724,929	453,750
Commercial	521,501	424,189
Installment and consumer:
Guaranteed student loans	61,555	181,458
Other	42,715	31,081

	2,211,832	1,791,190
Allowance for loan losses	(29,584)	(27,293)

Total loans, net	$2,182,248	$1,763,897

Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas which subjects the loan portfolio to the general economic conditions within these areas. At December 31, 2007 and 2006, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets, or are guaranteed by agencies of the United States Government or, in the case of private student loans, insured by a private insurer.
Loans to individuals and businesses in the healthcare industry totaled $614.6 million, or 28% of total loans at December 31, 2007. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry of more than 5% of total loans other than referred to in the table above. In the event of total nonperformance by the borrowers or guarantors, Southwest’s accounting loss would be limited to the recorded investment in the loans reduced by proceeds received from disposition of the related collateral.
Southwest had loans which were held for sale of $66.3 million and $188.5 million at December 31, 2007 and 2006, respectively. These loans are carried at the lower of cost or market. Guaranteed student loans are generally sold to a single servicer. A substantial portion of the one-to-four family residential loans and loan servicing rights are sold to five investors.
The principal balance of loans for which accrual of interest has been discontinued totaled approximately $19.5 million and $26.7 million at December 31, 2007 and 2006, respectively. If interest on those loans had been accrued, the interest income as reported in the accompanying consolidated statements of operations would have increased by approximately $1.4 million, $1.5 million, and $889,000, for 2007, 2006, and 2005, respectively.
The principal balance of loans past due ninety days or more for which Southwest was still accruing interest totaled $10.0 million and $2.6 million at December 31, 2007 and 2006, respectively.
The unpaid principal balance of real estate mortgage loans serviced for others totaled $141.7 million and $135.9 million at December 31, 2007 and 2006, respectively. Southwest maintained escrow accounts totaling $625,000 and $619,000 for real estate mortgage loans serviced for others at December 31, 2007 and 2006, respectively.
The following table sets forth the remaining maturities for certain loan categories at December 31, 2007. Student loans that do not have stated maturities are treated as due in one year or less. Real estate construction includes certain loans which will convert to permanent financing at the point when construction is completed; these loans are reported according to their final maturity.

	One year	Two to	Over
(Dollars in thousands)	or less	five years	five years	Total

Real estate mortgage:
Commercial	$125,152	$464,515	$160,380	$750,047
One-to-four family residential	14,305	36,583	60,197	111,085
Real estate construction	248,600	420,282	56,047	724,929
Commercial	199,571	194,654	127,276	521,501
Installment and consumer:
Guaranteed student loans	61,555	—	—	61,555
Other	19,114	22,407	1,194	42,715

Total	$668,297	$1,138,441	$405,094	$2,211,832

The following table sets forth at December 31, 2007 the dollar amount of all loans due more than one year after December 31, 2007.

(Dollars in thousands)	Fixed	Variable	Total

Real estate mortgage:
Commercial	$233,618	$391,277	$624,895
One-to-four family residential	49,881	46,899	96,780
Real estate construction	92,610	383,719	476,329
Commercial	112,695	209,235	321,930
Installment and consumer	10,821	12,780	23,601

Total	$499,625	$1,043,910	$1,543,535

The allowance for loan losses is summarized as follows:

	For the Year Ended December 31,

(Dollars in thousands)	2007	2006	2005

Beginning balance	$27,293	$23,812	$18,991
Provision for loan losses	8,581	11,565	15,785
Loans charged off	(6,999)	(8,925)	(12,020)
Recoveries	709	841	1,056

Total	$29,584	$27,293	$23,812

As of December 31, 2007 and 2006, impaired loans totaled $19.5 million and $26.7 million and had a related allowance for loan loss of $3.5 million and $7.7 million, respectively. The average balance of impaired loans totaled $19.8 million, $16.0 million, and $12.9 million for the years ended December 31, 2007, 2006, and 2005, respectively. Interest income recognized on impaired loans totaled $10,000, $89,000, and $195,000, respectively, for the years ended December 31, 2007, 2006, and 2005.
5. Derivative Instruments and Hedging Activities
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
Southwest accounts for derivatives under SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Upon entering into a derivative instrument, Southwest designates the hedging relationship of all derivatives to either assets or liabilities in the balance sheet and subsequently measures those instruments at fair value through adjustments to other comprehensive income, current earnings, or both, as appropriate.
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
Southwest uses interest rate swaps in order to offset changes in fair value of fixed rate deposits that occur during periods of interest rate volatility. Southwest enters into interest rate swap agreements with the objective of converting the fixed interest rate on retail brokered CDs to a variable interest rate. The swap agreements require Southwest to pay a variable rate of interest based on a spread to the one-month London Interbank Offered Rate (“LIBOR”) and to receive a fixed rate of interest equal to that of the retail brokered CD (hedged item). Under the swap agreements, Southwest is to pay variable interest payments on a monthly basis; fixed interest payments are to be received on the maturity date of the swap agreement, except for two agreements that pay semi-annually. Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recorded as an adjustment of interest expense of the hedged item. The net cash flows related to fair value hedges increased interest expense on certificates of deposit by $3,000 for the twelve months ended December 31, 2007. All of the interest rate swaps outstanding at December 31, 2007 will expire during 2008.

Fair value hedges are accounted for at fair value. The swaps qualify for the “shortcut method” under SFAS No. 133. Based on this shortcut method, no ineffectiveness is assumed. As a result, changes in the fair value of the swaps directly offset changes in the fair value of the underlying hedged item (i.e., retail brokered CDs). All changes in fair value are measured on a quarterly basis.
The following table provides information on Southwest’s derivative portfolio as of December 31, 2007 and 2006. Gross unrealized losses on derivatives are included in other liabilities.

(Dollars in thousands)	December 31, 2007
		Gross Unrealized		Estimated
	Notional Amt	Gains	Losses	Fair Value

Fair-value hedges
Interest-rate swaps
Receive fixed, pay floating	$149,975	$64	$—	$64

	$149,975	$64	$—	$64

Weighted average floating pay rate	5.04%
Weighted average fixed receive rate	5.32%
Weighted average maturity in months	2

(Dollars in thousands)	December 31, 2006
		Gross Unrealized		Estimated
	Notional Amt	Gains	Losses	Fair Value

Fair-value hedges
Interest-rate swaps
Receive fixed, pay floating	$239,261	$—	$(166)	$(166)
Pay fixed, receive floating	—	—	—	—

	$239,261	$—	$(166)	$(166)

Weighted average floating pay rate	5.17%
Weighted average fixed receive rate	5.13%
Weighted average maturity in months	5
Southwest is exposed to credit risk on derivative instruments if the counterparty should fail to perform under the terms of the contract. Southwest manages credit risk through the use of comprehensive credit approval processes, the selection of only creditworthy counterparties, and effective collateral administration. The amount of credit exposures is limited to the net interest receivable and the fair market value of the derivative contracts in gain positions reduced by the value of any collateral pledged by the counterparty. As of December 31, 2007, the net credit exposure associated with derivative instruments totaled $6.4 million. The maximum net exposure to any one counterparty is $4.1 million. The notional amount of the swap position at December 31, 2007 is with two counterparties.

6. Premises and Equipment
These consist of the following:

	At December 31,

(Dollars in thousands)	2007	2006

Land	$5,382	$4,937
Buildings and improvements	14,517	12,525
Furniture, fixtures, and equipment	29,092	27,453
Construction/Remodeling in progress	1,330	642

	50,321	45,557
Accumulated depreciation and amortization	(25,998)	(23,739)

Premises and equipment, net	$24,323	$21,818

7. Goodwill and Other Intangible Assets
Goodwill totaled $7.1 million at December 31, 2007 and $1.2 million at December 31, 2006. During 2007, Southwest recorded goodwill totaling $5.9 million in connection with the acquisition of SNB Kansas. During 2006, Stillwater National recorded goodwill totaling $1.0 million in connection with the acquisition of McMullen. Further information regarding these acquisitions can be found in Note 2 to the Consolidated Financial Statements on page 41 of this report.
As of year-end, approximately $200,000 of goodwill is reported in the Oklahoma Banking segment and $6.9 million is reported in the Other States Banking segment. Further information regarding operating segments can be found in Note 21 to the Consolidated Financial Statements on page 62 of this report.
The following tables present the original cost and accumulated amortization of other intangible assets:

	At December 31,

(Dollars in thousands)	2007	2006

Core deposit premiums	$4,370	$2,654
Less accumulated amortization	1,317	1,059

Core deposit premiums, net	$3,053	$1,595

Loan servicing rights	$4,365	$3,924
Less accumulated amortization	2,838	2,450

Loan servicing rights, net	$1,527	$1,474

Other intangible assets, net	$4,580	$3,069

During 2007, Southwest recorded core deposit intangibles totaling $1.7 million in connection with the acquisition of SNB Kansas. During 2006, Stillwater National recorded a core deposit intangible totaling $1.7 million in connection with the acquisition of McMullen. Further information regarding these acquisitions can be found in Note 2 to the Consolidated Financial Statements on page 41 of this report.
Core deposit intangibles are amortized using an economic life method based on deposit attrition. As a result, amortization will decline over time with most of the amortization occurring during the initial years. The weighted average amortization period for core deposit intangibles is approximately 10 years. Amortization expense related to core deposit intangibles totaled $258,000 and $107,000, in 2007 and 2006, respectively.
At December 31, 2007 and 2006, Southwest had recorded loan servicing right amortization expense of $388,000 and $386,000, respectively.

The estimated aggregate future amortization expense for other intangible assets remaining as of December 31, 2007 is as follows:

	Core Deposit	Loan Servicing
(Dollars in thousands)	Premiums	Rights	Total

2008	$397	$374	$771
2009	389	313	702
2010	386	254	640
2011	366	196	562
2012	327	140	467
8. Other Borrowed Funds
During 2007, the only category of other borrowings whose average exceeded 30% of ending shareholders’ equity was federal funds purchased and repurchase agreements.

	At December 31,

(Dollars in thousands)	2007	2006	2005

Amounts outstanding at end of period:
Treasury, tax and loan note option	$1,361	$1,196	$2,216
Federal funds purchased and securities sold under repurchase agreements	162,962	50,398	65,342
Borrowed from the Federal Home Loan Bank	51,500	86,500	136,850
Other	2,533	—	100

Total other borrowings	$218,356	$138,094	$204,508

Weighted average rate outstanding at end of period:
Treasury, tax and loan note option	3.59%	5.04%	3.95%
Federal funds purchased and securities sold under repurchase agreements	4.15	4.20	2.88
Borrowed from the Federal Home Loan Bank	4.10	4.89	4.33
Other	6.25	—	5.25

Maximum amounts of borrowings outstanding at any month-end:
Treasury, tax and loan note option	$2,416	$2,362	$2,216
Federal funds purchased and securities sold under repurchase agreements	172,641	150,954	130,342
Borrowed from the Federal Home Loan Bank	101,500	185,040	146,500
Other	7,500	—	100

Approximate average short-term borrowings outstanding for the year:
Treasury, tax and loan note option	$551	$617	$672
Federal funds purchased and securities sold under repurchase agreements	105,023	95,090	78,641
Borrowed from the Federal Home Loan Bank	52,853	118,970	129,763
Other	3,055	—	1

Approximate weighted average rate for the year:
Treasury, tax and loan note option	3.81%	4.73%	3.00%
Federal funds purchased and securities sold under repurchase agreements	4.59	4.55	2.86
Borrowed from the Federal Home Loan Bank	4.74	4.76	3.91
Other	6.93	—	5.25

Southwest has entered into an agreement with the FHLB to obtain advances from the FHLB from time to time. The terms of the agreement are set forth in the Advance, Pledge and Security Agreement (the “Agreement”). The FHLB requires that Southwest pledge collateral on such advances. Under the terms of the Agreement, the discounted value of the collateral, as defined by the FHLB, should at all times be at least equal to the amount borrowed by Southwest. Such advances outstanding are subject to a blanket collateral arrangement, which requires the pledging of eligible collateral to secure such advances. Such collateral principally includes certain loans and securities. At December 31, 2007 and 2006, loans pledged under the Agreement were $696.6 million and $576.2 million and investment securities pledged (at carrying value) were $63.3 million and $93.2 million, respectively.
Southwest has available various forms of other borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchases, securities sold under agreements to repurchase, and borrowings from the FRB, Sallie Mae, the FHLB and LaSalle Bank (“LaSalle”). Southwest has a $7.5 million loan from LaSalle, with $2.5 million outstanding at December 31, 2007. Southwest also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $1.4 million at December 31, 2007. Southwest has approved federal funds purchase lines totaling $375.0 million with twelve financial entities; the outstanding balance on these lines totaled $116.5 million at December 31, 2007. In addition, Southwest has available two lines of credit with Sallie Mae, one for $200 million and one for $75 million, plus a $439.5 million line of credit from the FHLB. Borrowings under the $200 million Sallie Mae line would be secured by student loans, and the borrowings under the $75 million line are used exclusively to fund disbursements under the consolidation loan program which Sallie Mae began in 2007. Borrowings under the FHLB line are secured by all unpledged securities and other loans. Southwest had $0 outstanding on the $200 million Sallie Mae line and had $33,000 outstanding on the $75 million line at December 31, 2007. The FHLB line of credit had an outstanding balance of $51.5 million at December 31, 2007 and maturities as follows: $0 in 2008, $5 million in 2009, $21.5 million 2010, $0 in 2011 and $25 million after 2011. Southwest also has substantial unused borrowing availability in the form of unsecured brokered certificate of deposits program from Merrill Lynch & Co., Morgan Stanley & Co., Inc., Citigroup Global Markets, Inc., Wachovia Securities LLC, UBS Financial Services, Inc., RBC Dain Rauscher, and CountryWide Securities. In conjunction with these lines of credit, $335.0 million in retail certificates of deposit were included in total deposits at December 31, 2007.
Southwest sells securities under agreements to repurchase with Southwest retaining custody of the collateral. Collateral consists of direct obligations of U.S. Government and Federal Agency issues, which are designated as pledged with Southwest’s safekeeping agent. The type of collateral required, the retention of the collateral, and the security sold, minimize Southwest’s risk of exposure to loss. These transactions are for one-to-four day periods. The outstanding balance of repurchase agreements at December 31, 2007, was $46.4 million, with no repurchase agreement exceeding 10% of equity capital.
9. Subordinated Debentures
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
On June 26, 2003, OKSB Statutory Trust I, a newly-formed subsidiary of Southwest, issued its Floating Rate Capital Securities (the “OKSB Trust Preferred”) in a private placement. Proceeds of the OKSB Trust Preferred totaling $20,619,000 were invested in the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “OKSB Subordinated Debentures”) of Southwest. After deducting underwriter’s compensation and noninterest expenses of the offering, the net proceeds were available to Southwest to increase capital and for general corporate purposes. Interest payments on the OKSB Subordinated Debentures are deductible for federal income tax purposes.
The OKSB Trust Preferred and the OKSB Subordinated Debentures each mature on June 26, 2033. If certain conditions are met, the maturity dates of the OKSB Trust Preferred and the OKSB Subordinated Debentures may be shortened at Southwest’s discretion to a date not earlier than June 26, 2008. The OKSB Trust Preferred and the OKSB Subordinated Debentures also may be redeemed prior to maturity if certain events occur. The OKSB Trust Preferred is subject to mandatory redemption, in whole or in part, upon repayment of the OKSB Subordinated Debentures at maturity or their earlier redemption. Southwest also has the right, if certain conditions are met, to defer payment of interest on the OKSB Subordinated Debentures, which would result in a deferral of dividend payments on the OKSB Trust Preferred, at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period.
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
The SBI II Trust Preferred and the SBI II Subordinated Debentures each mature on October 7, 2033. If certain conditions are met, the maturity dates of the SBI II Trust Preferred and the SBI II Subordinated Debentures may be shortened at Southwest’s discretion to a date not earlier than October 7, 2008. The SBI II Trust Preferred and the SBI II Subordinated Debentures also may be redeemed prior to maturity if certain events occur. The SBI II Trust Preferred is subject to mandatory redemption, in whole or in part, upon repayment of the SBI II Subordinated Debentures at maturity or their earlier redemption. Southwest also has the right, if certain conditions are met, to defer payment of interest on the SBI II Subordinated Debentures, which would result in a deferral of dividend payments on the OKSB Trust Preferred, at any time or from time to time for a period not to exceed 20 consecutive quarters in a deferral period.
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

Each of the Trust Preferred issuances meets the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Trust Preferred and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital. At December 31, 2007, $45.0 million of the Trust Preferred was included in Tier I capital.
In January 2003, the Financial Accounting Standards Board issued FIN 46R, “Consolidation of Variable Interest Entities.” The objective of this interpretation was to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. FIN 46R has required Southwest to de-consolidate its investments in OKSB Statutory Trust I and SBI Capital Trust II (the “Trusts”) in this Annual Report and all future reports. Due to this required de-consolidation, the Trust Preferred Securities are not presented on the Consolidated Statements of Financial Condition and the Subordinated Debentures are presented on the Consolidated Statements of Financial Condition as a separate liability category.
10. Income Taxes
The components of taxes on income follow:

	For the Year Ended December 31,

(Dollars in thousands)	2007	2006	2005

Current tax expense:
Federal	$13,311	$15,948	$13,657
State	1,925	1,740	1,435
Deferred tax expense (benefit):
Federal	(1,371)	(1,896)	(1,127)
State	(268)	(383)	(125)

Taxes on income	$13,597	$15,409	$13,840

The amounts of taxes on income in the consolidated statements of operations in this report are different from the expected outcomes using U.S. Federal income tax rates for the following reasons:

	For the Year Ended December 31,

(Dollars in thousands)	2007	2006	2005

Computed tax expense at statutory rates	$12,293	$14,492	$12,199
Increase (decrease) in income taxes resulting from:
Low income housing credit	—	(500)	(500)
Benefit of income not subject to U.S. Federal income tax	(137)	(86)	(111)
Expenses not deductible for U.S. Federal income tax	475	417	172
State income taxes, net of Federal income tax benefit	396	626	852
New markets tax credit	(151)	(172)	—
Expiration of capital loss carryforward	—	34	—
Other	721	598	1,228

Taxes on income	$13,597	$15,409	$13,840

Deferred tax expense (benefit) relating to temporary differences includes the following components:

	For the Year Ended December 31,
(Dollars in thousands)	2007	2006	2005

Provision for loan losses	$(1,506)	$(1,368)	$(2,241)
Accumulated depreciation	114	(157)	(267)
Prepaid maintenance	84	(58)	39
Nonaccrual loan interest	(316)	(823)	—
Deferred compensation accrual	(26)	(12)	(9)
Mark-to-market adjustments	61	36	540
FHLB stock dividends	196	205	580
Write-downs on other real estate	(8)	(68)	(171)
Amortizable assets	(15)	10	(41)
Stock-based compensation	(75)	(96)	—
Litigation and settlement	(238)	—	—
New markets tax credit	95	68	68
Other	(5)	(16)	250

Total	$(1,639)	$(2,279)	$(1,252)

Net deferred tax assets of $10.1 million and $10.6 million at December 31, 2007 and 2006, respectively, are reflected in the accompanying Consolidated Statements of Financial Condition in other assets. There were no valuation allowances at December 31, 2007 or 2006.
Temporary differences that give rise to the deferred tax assets (liabilities) include the following:

	At December 31,
(Dollars in thousands)	2007	2006

Provision for loan losses	$12,697	$11,367
Accumulated depreciation	(2,705)	(2,415)
Prepaid maintenance	(343)	(259)
Nonaccrual loan interest	1,139	823
Deferred compensation accrual	205	180
Mark-to-market adjustments	113	174
FHLB stock dividends	(792)	(596)
Write-downs on other real estate	247	239
Amortizable assets	(494)	(62)
Stock-based compensation	171	96
Litigation and settlement	238	—
New markets tax credit	(298)	(203)
Other	115	111

	10,293	9,455

Deferred taxes (payable) receivable on investment securities available for sale	(242)	1,101

Net deferred tax asset	$10,051	$10,556

Southwest adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation No. 48, Southwest recognized an approximate $803,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)

Balance at January 1, 2007	$2,093
Increases in unrecognized tax benefits as a result of tax positions taken during current period	992
Increases in unrecognized tax benefits as a result of tax positions taken during prior period	131
Amount of decreases in unrecognized tax benefits relating to settlements with taxing authorities	—
Reductions to unrecognized tax benefits — lapse of the applicable statute of limitations	—

Balance at December 31, 2007	$3,216

At the beginning and end of 2007, Southwest had approximately $2.1 million and $3.2 million of total gross unrecognized tax benefits, respectively. Of these totals, $1.4 million and $2.1 million (net of the federal benefit on state issues) represents the amounts of unrecognized tax benefits that if recognized would affect the effective income tax rate in any future periods. Southwest recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended December 31, 2007, Southwest recognized approximately $740,000 in interest and penalties. Southwest had approximately $1.3 million accrued for interest and penalties at December 31, 2007.
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
11. Shareholders’ Equity
In April 2004, Southwest’s Board of Directors (the “Board”) authorized the repurchase of up to 5%, or 500,000 shares, of its outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under Southwest’s dividend reinvestment, stock option, and employee benefit plans and for other corporate purposes. In January 2006, the Board authorized a two year program to repurchase up to another 5%, or approximately 700,000 shares. The additional repurchases were also to be made in connection with shares expected to be issued under Southwest’s stock option and employee benefit plans, and for other corporate purposes. The share repurchases are expected to be made primarily on the open market from time to time until April 1, 2008, or earlier termination of the repurchase program by the Board. Repurchases under the program will be made at the discretion of management based upon market, business, legal, and other factors.
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
Southwest has reserved for issuance 600,000 shares of common stock pursuant to the terms of the Dividend Reinvestment and Employee Stock Purchase Plans. The Dividend Reinvestment Plan allows shareholders of record a convenient and economical method of increasing their equity ownership of Southwest. The Employee Stock Purchase Plan allows Southwest’s employees to acquire additional common shares through payroll deductions. Since July 1999, shares issued out of these plans have come from treasury shares. At December 31, 2007, 80,486 new shares had been issued and 87,614 treasury shares had been issued under these plans.
Southwest has reserved 1,960,000 shares of common stock pursuant to the terms of the 1999 Stock Option Plan. The 1999 Stock Option Plan provides selected key employees with the opportunity to acquire common stock. At December 31, 2007, 90,000 new shares and 1,379,612 treasury shares had been reissued by this plan. See “Share-Based Compensation” in Note 1 to the Consolidated Financial Statements beginning on page 40 for additional information on Southwest’s stock option plans.
12. Capital Requirements
Southwest, Stillwater National, SNB Wichita and SNB Kansas are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Southwest’s, Stillwater National’s, SNB Wichita’s, and SNB Kansas’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Southwest, Stillwater National, SNB Wichita and SNB Kansas must meet specific capital guidelines that involve quantitative measures of Southwest’s, Stillwater National’s, SNB Wichita’s and SNB Kansas’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Southwest’s, Stillwater National’s, SNB Wichita’s, and SNB Kansas’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require Southwest, Stillwater National, SNB Wichita and SNB Kansas to maintain minimum amounts and of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that Southwest, Stillwater National, SNB Wichita and SNB Kansas met all capital adequacy requirements to which they are subject.
As of December 31, 2007 and 2006, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized Stillwater National as well-capitalized under the regulatory framework for prompt corrective action. As of December 31, 2007 and 2006, the most recent notification from the Office of Thrift Supervision (“OTS”) categorized SNB Wichita as well-capitalized under the regulatory framework for prompt corrective action. As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized SNB Kansas as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, Stillwater National, SNB Wichita and SNB Kansas must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since these notifications that management believes have changed Stillwater National’s, SNB Wichita’s or SNB Kansas’ categories.

Southwest’s, Stillwater National’s, SNB Wichita’s, and SNB Kansas’ actual capital amounts and ratios are presented below.

			To Be Well Capitalized
			Under Prompt Corrective		For Capital
	Actual		Action Provisions		Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007:
Total Capital (to risk-weighted assets)
Southwest	$284,730	10.97%	N/A	N/A	$207,607	8.00%
Stillwater National	256,752	10.30	$249,385	10.00%	199,508	8.00
SNB Wichita	6,199	12.13	5,111	10.00	4,088	8.00
SNB Kansas	8,103	16.79	4,826	10.00	3,861	8.00
Tier I Capital (to risk-weighted assets)
Southwest	251,980	9.71	N/A	N/A	103,804	4.00
Stillwater National	225,243	9.03	149,631	6.00	99,754	4.00
SNB Wichita	5,638	11.03	3,066	6.00	2,044	4.00
SNB Kansas	7,763	16.08	2,896	6.00	1,931	4.00
Tier I Leverage (to average assets)
Southwest	251,980	10.23	N/A	N/A	98,543	4.00
Stillwater National	225,243	9.68	116,351	5.00	93,081	4.00
SNB Wichita	5,638	9.10	3,099	5.00	2,479	4.00
SNB Kansas	7,763	10.32	3,762	5.00	3,010	4.00

As of December 31, 2006:
Total Capital (to risk-weighted assets)
Southwest	$266,097	13.50%	N/A	N/A	$157,450	8.00%
Stillwater National	232,311	12.11	$191,867	10.00%	153,494	8.00
SNB Wichita	6,096	15.65	3,895	10.00	3,116	8.00
Tier I Capital (to risk-weighted assets)
Southwest	241,399	12.25	N/A	N/A	78,725	4.00
Stillwater National	207,756	10.84	115,120	6.00	76,747	4.00
SNB Wichita	5,625	14.44	2,337	6.00	1,558	4.00
Tier I Leverage (to average assets)
Southwest	241,399	10.91	N/A	N/A	88,526	4.00
Stillwater National	207,756	9.74	106,659	5.00	85,327	4.00
SNB Wichita	5,625	10.43	2,696	5.00	2,157	4.00
The approval of the OCC is required if the total of all dividends declared by Stillwater National in any calendar year exceeds the total of its net profits of that year combined with its retained net profits of the preceding two years. In addition, Stillwater National may not pay a dividend if, after paying the dividend, Stillwater National would be under capitalized. Stillwater National’s maximum amount of dividends available for payment totaled approximately $7.4 million at December 31, 2007. Dividends declared by Stillwater National for the years ended December 31, 2007, 2006, and 2005 did not exceed the threshold requiring regulatory approval.
The same dividend restrictions apply to SNB Wichita and SNB Kansas with approval required from the OTS and the FDIC, respectively. SNB Wichita had zero available for payment at December 31, 2007 and 2006. SNB Kansas had zero dividends available for payment at December 31, 2007.
13. Partial Disposition of Equity Security
During the second quarter of 2007, Stillwater National sold 1,500,000 of shares of common stock of a public corporation. This transaction was in response to an unsolicited offer to purchase such shares received in late April 2007. Stillwater National obtained these shares in connection with the restructuring of a problem credit in October 2005. The sale of these shares resulted in a realization of a pre-tax gain of $1.9 million. Stillwater National continues to hold 868,000 shares of the public corporation’s common stock.

14. Employee Benefits
Southwest sponsors a noncontributory, defined contribution profit sharing plan intended to provide retirement benefits for employees of Southwest. The plan covers all employees who have completed one year of service and have attained the age of 21. The plan is subject to the Employee Retirement Income Security Act of 1974, as amended. Southwest’s contributions are made at the discretion of the Board of Directors; however, the annual contribution may not exceed 15% of the total annual compensation of all participants. Southwest made contributions of $2.1 million, in 2007 and 2006 and $1.9 million, in 2005.
Stock Options — As required by the provisions of SFAS No. 123(R), Southwest recorded $734,000 and $822,000 of total share-based compensation expense for the periods ended December 31, 2007 and December 31, 2006, respectively. The company’s net income before taxes and net income for the year ended December 31, 2007, are approximately $734,000 and $449,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the year ending December 31, 2007 are $.03 lower than if the company had continued to account share-based compensation under Opinion 25.
The share-based compensation is calculated using the accrual method, which treats each vesting tranche as a separate award and amortizes expense evenly from grant date to vest date for each tranche. The deferred tax asset that was recorded related to this compensation expense was approximately $171,000 and $246,000 for 2007 and 2006, respectively.
As required by SFAS No. 123(R), Southwest has presented pro forma disclosures of its net income and net income per share for the prior period, assuming the estimated fair value of the options granted prior to January 1, 2006, was amortized to expense over the option-vesting period as illustrated below.

(Dollars in thousands, except per share data)	2005

Net income, as reported	$21,014
Less: Proforma compensation expense related to options net of tax effects	386

Net income, proforma	$20,628

Earnings per common share
Basic, as presented	$1.60
Basic, proforma	$1.57
Diluted, as presented	$1.55
Diluted, proforma	$1.52
Weighted average fair value at grant date	$3.04
For purposes of the disclosure in the foregoing table and for purposes of determining estimated fair value under SFAS No. 123(R), Southwest has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table. In the first quarter 2006, Southwest changed its assumption of the expected life of stock options grants from 5 years to 2.5 years based on a study of options granted in the years 2000 and 2001, all of which expired at the end of 5 years for which the average life was 2.5 years. In 2007, Southwest evaluated the options granted in 2002 and the average life was also 2.5 years. Southwest will continue to monitor the actual expected term of stock options and will adjust the expected term used in the valuation process when the difference is determined to be significant.

	2007	2006	2005

Expected dividend yield	1.45%	1.43%	1.90%
Expected volatility	29.70%	26.83%	28.09%
Risk-free interest rate	4.48%	4.81%	4.94%
Expected option term (in years)	2.50	2.50	7.93
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
A summary of option activity under the Stock Plans as of December 31, 2007, and changes during the 36 month period then ended, is presented below.

			Weighted
		Weighted	Average Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (dollars
	Options	Price	Life (Years)	in thousands)

Outstanding at December 31, 2004	989,712	$9.56

Granted	148,236	20.22
Exercised	(174,262)	9.96
Canceled/expired	(41,813)	11.66

Outstanding at December 31, 2005	921,873	$11.21

Granted	147,372	23.26
Exercised	(201,236)	9.60
Canceled/expired	(7,999)	16.91

Outstanding at December 31, 2006	860,010	$13.50

Granted	124,431	25.78
Exercised	(96,338)	9.88
Canceled/expired	(4,333)	26.58

Outstanding at December 31, 2007	883,770	$15.56	2.34	$4,426

Total exercisable at December 31, 2005	636,124	$10.50
Total exercisable at December 31, 2006	621,710	$12.60
Total exercisable at December 31, 2007	705,670	$14.56	2.05	$3,800
The weighted average grant date fair value of options granted during the twelve month period ended December 31, 2007 and 2006 was $5.42 and $5.53, respectively. The total intrinsic value of options exercised during the twelve month period ended December 31, 2007 and 2006 was $1.4 million and $2.8 million, respectively. The amount of cash received from exercises in 2007 was $924,000. All shares issued upon exercise of options during the twelve month period ended December 31, 2007, were issued out of treasury shares. The fair value of options that became vested during the year was $871,000.

A summary of the status of Southwest’s nonvested shares as of December 31, 2007, and changes during the twelve month period then ended is presented below.

	Shares	Weighted
	Issuable	Average
	Upon Exercise	Grant Date
	of Options	Fair Value

Nonvested Balance at December 31, 2006	238,300	$4.34

Granted	124,431	5.42
Vested	(180,298)	4.83
Forfeited	(4,333)	5.81

Nonvested Balance at December 31, 2007	178,100	$4.56

As of December 31, 2007, there was approximately $255,000 of total unrecognized compensation expense related to stock option arrangements granted under the Stock Plans. This expense is expected to be recognized over a weighted average period of two years.
Restricted Stock — In March 2005, January 2006, and January 2007, nonemployee directors were awarded shares in restricted common shares (28,110 total shares) at grant date fair values of $19.75, $21.725 and $26.985, respectively. In March 2007, an employee was awarded 4,868 shares in restricted stock at grant date far value of $26.395. During 2007, $138,000 in compensation expense, net of tax, was recorded related to all restricted shares outstanding and is included in compensation expense amounts for 2007; $92,000 in compensation expense, net of tax, was recorded in 2006.
The restricted stock grants vest one-third on the first, second, and third annual anniversaries of the date of grant provided the director or employee remains a director or employee of Southwest or a subsidiary on those dates. The restrictions on the shares expire three years after the award date. Southwest will continue to recognize compensation expense over the restricted periods.
15. Related Party Transactions
Directors and officers of Southwest, Stillwater National, SNB Wichita and SNB Kansas were customers of, and had transactions with, Southwest in the ordinary course of business, and similar transactions are expected in the future. All loans included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of loss or present other unfavorable features. Certain directors, and companies in which they have ownership interests, had indebtedness to Southwest totaling $3.2 million, and $600,000 at December 31, 2007 and 2006, respectively. During 2007, $5.4 million of new loans and advances on existing loans were made to these persons and repayments totaled $2.8 million.
At December 31, 2007 and 2006, directors, officers and other related interest parties had demand, non-interest bearing deposits of $1.5 million and $937,000, respectively, savings and interest-bearing transaction accounts of $4.8 million and $2.5 million, respectively, and time certificates of deposit of $820,000 and $471,000, respectively.

16. Operating Leases
Southwest leases certain equipment and facilities for its operations. Future minimum annual rental payments required under operating leases, net of sublease agreements, that have initial or remaining lease terms in excess of one year as of December 31, 2007 follow:

2008	$2,373,000
2009	2,176,000
2010	1,631,000
2011	1,145,000
2012	250,000
Thereafter	51,000
The total rental expense was $2.4 million, $1.9 million, and $1.7 million, in 2007, 2006, and 2005, respectively.
17. Fair Value Disclosures of Financial Instruments
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
     Cash and cash equivalents — For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.
     Investment securities — The fair value of U.S. Government and federal agency obligations, other securities, and mortgage-backed securities is estimated based on quoted market prices or dealer quotes. The fair value for other investments such as obligations of state and political subdivisions is estimated based on quoted market prices.
     Loans — Fair values are estimated for certain homogeneous categories of loans adjusted for differences in loan characteristics. Southwest’s loans have been aggregated by categories consisting of commercial, real estate, student, and other consumer. The fair value of loans is estimated by discounting the cash flows using credit and interest rate risks inherent in the loan category and interest rates currently offered for loans with similar terms and credit risks.
     Accrued interest receivable — The carrying amount is a reasonable estimate of fair value for accrued interest receivable.
     Deposits — The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the statement of financial condition date. The fair value of fixed maturity certificates of deposits is estimated using the rates currently offered for deposits of similar remaining maturities.
     Other borrowings — The fair values of other borrowings are the amounts payable at the statement of financial condition date, as the carrying amount is a reasonable estimate of fair value due to the short-term maturity rates. Included in other borrowings are federal funds purchased, securities sold under agreements to repurchase, and treasury tax and loan demand notes.
     Subordinated debentures — The fair value of the Subordinated debentures is based on current book value. The Subordinated debentures have floating rates that reset quarterly.
     Other liabilities and accrued interest payable — The estimated fair value of other liabilities, which primarily includes trade accounts payable, and accrued interest payable approximates their carrying value.
     Commitments — Commitments to extend credit, standby letters of credit, and financial guarantees written or other items have short maturities and therefore have no significant fair values.

The carrying values and estimated fair values of Southwest’s financial instruments follow:

	At December 31, 2007		At December 31, 2006
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values

Cash and cash equivalents	$45,678	$45,678	$46,618	$46,618
Investment securities:
Held to maturity	5,838	5,838	1,630	1,621
Available for sale	237,358	237,358	255,904	255,904
FRB and FHLB stock	13,116	13,116	12,315	12,315
Total loans	2,182,248	2,215,161	1,763,897	1,769,464
Accrued interest receivable	23,117	23,117	24,269	24,269
Derivative instruments	64	64	166	166
Deposits	2,058,579	2,060,931	1,765,611	1,711,210
Accrued interest payable	11,441	11,441	13,260	13,260
Other liabilities	10,154	10,154	8,624	8,624
Other borrowings	218,356	218,356	138,094	138,094
Subordinated debentures	46,393	46,393	46,393	46,393
18. Financial Instruments with Off-Balance Sheet Risk
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
The following table provides a summary of Southwest’s off-balance sheet financial instruments:

	At December 31,
(Dollars in thousands)	2007	2006

Commitments to extend commercial and real estate mortgage credit	$861,851	$572,182
Standby and commercial letters of credit	18,580	12,215

Total	$880,431	$584,397

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
19. Commitments and Contingencies
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
At periodic intervals, the FRB, the OCC, the FDIC, the State of Kansas, and the OTS routinely examine Southwest’s, Stillwater National’s, SNB Wichita’s, and SNB Kansas’ financial statements as part of their legally prescribed oversight of the banking industry. Based on these examinations, the regulators can direct that Southwest’s, Stillwater National’s, SNB Wichita’s, and SNB Kansas’ financial statements be adjusted in accordance with their findings.
Southwest has adopted a Severance Compensation Plan (the “Plan”) for the benefit of certain officers and key members of management. The Plan’s purpose is to protect and retain certain qualified employees in the event of a change in control (as defined) and to reward those qualified employees for loyal service to Southwest by providing severance compensation to them upon their involuntary termination of employment after a change in control of Southwest. At December 31, 2007, Southwest has not recorded any amounts in the consolidated financial statements relating to the Plan. If a change of control were to occur, the maximum amount payable to certain officers and key members of management would approximate $3.8 million.
In December 2006, an armored transportation company failed to deliver to Stillwater National approximately $1.3 million in cash then due to it from certain ATMs owned by Cash Source, Inc. (“CSI”), a subsidiary of Stillwater National. CSI discovered other cash shortages arising from the same armored transportation company and Stillwater National removed all cash from the other CSI ATMs for which that company provided cash transportation. During 2007, Southwest determined that the maximum total potential cash receivable was $2.5 million.
Stillwater National and CSI have filed legal action against the armored transportation company, its owners and others for the recovery of their funds and damages, have notified law enforcement and bank regulatory authorities and their insurers, and continue to pursue means of recovery. Southwest has estimated the amount of the loss to be the total amount of the receivable and has recorded a complete write-off of that amount as reflected in the financials statements. This amount does not reflect any potential recoveries or insurance proceeds. The financial statements also reflect related legal expenses incurred by Southwest of approximately $785,000 during 2007. Southwest continues to pursue its efforts to recover the missing cash or otherwise mitigate its damages. Southwest filed its proof of loss with the insurer on August 6, 2007.
Stillwater National and other Visa USA member banks are obligated to share in costs resulting from litigation against Visa USA, including the costs of the November 9, 2007, settlement of an antitrust lawsuit brought by American Express and potential costs of certain other, pending litigation. In the fourth quarter of 2007, Southwest recorded approximately $713,000 as its estimated share of the settlement and other pending litigation expenses relating to these obligations. This amount is an estimate and further accruals may be required.
20. Supplemental Cash Flow Information

	For the Years Ended December 31,
(Dollars in thousands)	2007	2006	2005

Cash paid for interest	$86,407	$72,615	$48,196
Cash paid for taxes on income	14,808	15,321	15,544
Loans transferred to other real estate owned	1,284	615	7,303
21. Operating Segments
Southwest operates four principal segments: Oklahoma Banking, Other States Banking, Secondary Market, and Other Operations. The Oklahoma Banking segment consists of three operating units that provide lending and deposit services to customers in the state of Oklahoma. The Other States Banking segment consists of several operating units that provide lending and deposit services to customers in the states of Texas and Kansas and other markets outside Southwest’s primary territory. The Secondary Market segment consists of two operating units: one that provides student lending services to post-secondary students in Oklahoma and several other states and the other that provides residential mortgage lending services to customers in Oklahoma, Texas, and Kansas. Southwest’s fund management unit is included in Other Operations. The primary purpose of this unit is to manage Southwest’s overall liquidity needs and interest rate risk. Each segment borrows funds from and provides funds to the funds management unit as needed to support their operations. The value of funds provided and cost of funds borrowed from the funds management unit by each segment are internally priced at rates that approximate market rates for funds with similar duration. The Other Operations segment also includes SNB Investor Services and nonbank cash machine operations.
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
Beginning in the first quarter of 2007, capital is assigned and the credit allocated to each of the segments rather than remaining in the Other Operating segment. Capital is assigned to each of the segments using a risk-based capital pricing methodology that assigns capital ratios by asset, deposit, or revenue category based on Credit Risk, Interest Rate Risk, Market Risk, Operational Risk and Liquidity Risk. Prior year amounts have been reallocated to conform to the current year’s presentation.
By including capital as a funding component, each operating segment’s performance is more accurately reported leaving fewer unallocated dollars in the fund management unit.
The following table summarizes financial results by operating segment:

	For the Year Ended December 31, 2007

	Oklahoma	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Market	Operations	Company

Net interest income	$52,659	$39,214	$1,738	$(1,131)	$92,480
Provision for loan losses	2,665	5,916	—	—	8,581
Noninterest income	9,565	1,856	3,403	1,726	16,550
Noninterest expenses	31,478	21,871	3,360	8,765	65,474

Income before taxes	28,081	13,283	1,781	(8,170)	34,975
Taxes on income	10,796	5,059	684	(2,942)	13,597

Net income	$17,285	$8,224	$1,097	$(5,228)	$21,378

Fixed asset expenditures	$1,169	$1,273	$57	$788	$3,287
Total loans at period end	1,039,001	1,106,556	66,275	—	2,211,832
Total assets at period end	1,048,633	1,119,396	71,843	324,426	2,564,298
Total deposits at period end (1)	1,278,954	247,807	1,346	530,472	2,058,579

(1)	Brokered Deposits are included in the Oklahoma Banking Segment.

	For the Year Ended December 31, 2006

	Oklahoma	Other States	Secondary	Other		Total
(Dollars in thousands)	Banking	Banking	Market	Operations		Company

Net interest income	$53,307	$29,885	$9,555		$91	$92,838
Provision for loan losses	7,182	4,383	—		—	11,565
Noninterest income	8,098	857	3,679		4,142	16,776
Noninterest expenses	30,082	15,966	4,141		6,454	56,643

Income before taxes	24,141	10,393	9,093		(2,221)	41,406
Taxes on income	8,737	4,154	3,026		(508)	15,409

Net income	$15,404	$6,239	$6,067	-$	1,713	$25,997

Fixed asset expenditures	$455	$508	$—		$1,952	$2,915
Total loans at period end	912,862	689,864	188,464		—	1,791,190
Total assets at period end	918,815	694,346	201,131		356,336	2,170,628
Total deposits at period end (1)	1,161,549	160,603	763		442,696	1,765,611

(1)	Brokered Deposits are included in the Oklahoma Banking Segment.

	For the Year Ended December 31, 2005

	Oklahoma	Other States	Secondary	Other		Total
(Dollars in thousands)	Banking	Banking	Market	Operations		Company

Net interest income	$50,942	$21,153	$17,348	-$	4,337	$85,106
Provision for loan losses	11,371	4,414	—		—	15,785
Noninterest income	8,284	990	4,221		3,911	17,406
Noninterest expenses	28,262	12,082	5,780		5,749	51,873

Income before taxes	19,593	5,647	15,789		(6,175)	34,854
Taxes on income	7,718	2,260	6,273		(2,411)	13,840

Net income	$11,875	$3,387	$9,516	-$	3,764	$21,014

Fixed asset expenditures	$485	$1,412	$—		$1,527	$3,424
Total loans at period end	836,850	518,708	380,346		(24)	1,735,880
Total assets at period end	843,584	516,212	397,940		341,903	2,099,639
Total deposits at period end (1)	1,056,936	87,275	2,872		510,737	1,657,820

(1)	Brokered Deposits are included in the Oklahoma Banking Segment.

22. Parent Company Condensed Financial Information
Following are the condensed financial statements of Southwest Bancorp, Inc. (“Parent Company only”) for the periods indicated:

	At December 31,

(Dollars in thousands)	2007	2006

Statements of Financial Condition
Assets:
Cash and due from banks	$3,384	$2,041
Investment in subsidiary banks	243,693	208,920
Investments in other subsidiaries	7,564	7,269
Investment securities, available for sale	12,971	25,840
Other assets	1,490	2,561

Total	$269,102	$246,631

Liabilities:
Subordinated debentures	$46,393	$46,393
Notes payable	2,500	—
Other liabilities	2,600	2,728
Shareholders’ Equity:
Common stock and related accounts	217,609	197,510

Total	$269,102	$246,631

	For the Year Ended December 31,

(Dollars in thousands)	2007	2006	2005

Statements of Operations Income:
Cash dividends from subsidiaries	$7,117	$5,614	$13,624
Noninterest income	—	—	144
Investment income	389	834	717
Interest and fees on loans	—	—	9

Total income	7,506	6,448	14,494
Expense:
Interest on subordinated debentures	3,894	3,797	4,113
Noninterest expense	2,492	1,930	1,827

Total expense	6,386	5,727	5,940

Total income (loss) before taxes and equity in undistributed income of subsidiaries	1,120	721	8,554
Taxes on income	(2,036)	(1,268)	(1,891)

Income before equity in undistributed income of subsidiaries	3,156	1,989	10,445
Equity in undistributed income of subsidiaries	18,222	24,008	10,569

Net income	$21,378	$25,997	$21,014

	For the Year Ended December 31,

(Dollars in thousands)	2007	2006	2005

Statements of Cash Flows
Operating activities:
Net income	$21,378	$25,997	$21,014
Equity in undistributed income of subsidiaries	(18,222)	(24,008)	(10,569)
Other, net	1,343	203	1,736

Net cash provided by operating activities	4,499	2,192	12,181

Investing activities:
Available for sale securities:
Purchases	(35)	(1,039)	(26,998)
Sales / Maturities	13,124	5,005	—
Loans originated and principal repayments, net	—	—	151
Capital contribution to Banks	(15,510)	(5,000)	(12,500)
Capital contribution/advances to other subsidiaries	—	(100)	—
Return of capital/advances from other subsidiaries	450	—	774

Net cash provided by (used in) investing activities	(1,971)	(1,134)	(38,573)

Financing activities:
Net increase (decrease) in short-term borrowings	2,500	—	—
Net proceeds from issuance of common stock	1,460	2,323	41,593
Redemption of subordinated debentures	—	—	(25,787)
Purchases of treasury stock	—	—	(12,416)
Cash dividends paid on common stock	(5,145)	(4,559)	(3,831)

Net cash provided by (used in) financing activities	(1,185)	(2,236)	(441)

Net increase (decrease) in cash and cash equivalents	1,343	(1,178)	(26,833)
Cash and cash equivalents,
Beginning of year	2,041	3,219	30,052

End of year	$3,384	$2,041	$3,219

23. Selected Quarterly Financial Data (Unaudited)

	For the Quarter Ended

(Dollars in thousands, except per share data)	12-31-07	09-30-07	06-30-07	03-31-07

Operations Data
Interest income	$46,297	$45,201	$42,540	$43,030
Interest expense	22,790	21,525	19,957	20,316

Net interest income	23,507	23,676	22,583	22,714
Provision for loan losses	2,464	2,149	2,107	1,861
Gain on sales of securities and loans	788	656	2,719	760
Noninterest income	3,312	3,000	2,735	2,580
Noninterest expenses	17,673	16,162	14,808	16,831

Income before taxes	7,470	9,021	11,122	7,362
Taxes on income	2,949	3,505	4,281	2,862

Net income	$4,521	$5,516	$6,841	$4,500

Per Share Data
Basic earnings per common share	$0.32	$0.38	$0.48	$0.32
Diluted earnings per common share	0.31	0.38	0.47	0.31
Dividends declared per common share	0.0925	0.0925	0.0925	0.0925
Weighted average common shares outstanding
Basic	14,353,910	14,335,008	14,299,111	14,263,698
Diluted	14,584,878	14,612,732	14,644,863	14,642,913

	For the Quarter Ended

(Dollars in thousands, except per share data)	12-31-06	09-30-06	06-30-06	03-31-06

Operations Data
Interest income	$44,723	$43,817	$41,812	$39,408
Interest expense	20,684	20,121	18,951	17,166

Net interest income	24,039	23,696	22,861	22,242
Provision for loan losses	2,567	3,006	3,316	2,676
Gain on sales of securities and loans	1,402	676	969	642
Noninterest income	2,942	3,283	3,536	3,326
Noninterest expenses	15,691	13,910	13,852	13,190

Income before taxes	10,125	10,739	10,198	10,344
Taxes on income	3,672	4,100	3,572	4,065

Net income	$6,453	$6,639	$6,626	$6,279

Per Share Data
Basic earnings per common share	$0.45	$0.47	$0.46	$0.45
Diluted earnings per common share	0.44	0.46	0.45	0.44
Dividends declared per common share	0.0825	0.0825	0.0825	0.0825
Weighted average common shares outstanding
Basic	14,230,015	14,206,947	14,151,442	14,075,998
Diluted	14,562,343	14,533,573	14,470,954	14,406,911

24. Accounting Standard Issued But Not Yet Adopted
In September 2006, the Financial Accounting Standards Board issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies only to fair value measurements that are already required or permitted by other generally accepted accounting principles. SFAS 157 also nullifies EITF guidance that prohibited recognition of gains or losses at inception of derivative transactions whose fair value is estimated by modeling. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are assumed to be independent, knowledgeable buyers and sellers transacting business in the principal or most advantageous market for the asset or liability. SFAS No. 157 is effective for Southwest on January 1, 2008 and is not expected to significantly affect future financial statements.
In February 2007, the Financial Accounting Standards Board issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for Southwest on January 1, 2008 and is not expected to significantly affect future financial statements as management has elected not to adopt the Fair Value Option available under SFAS No. 159.
In December 2007, the Financial Accounting Standards Board revised Statement No. 141, Business Combinations (Revised 2007) (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, and applies to all transaction and other events in which one entity obtains control over one or more other businesses. SFAS No. 141(R) requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. The fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141(R) requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, Accounting for Contingencies. SFAS No. 141(R) is expected to have an impact on Southwest’s accounting for future business combinations closing on or after January 1, 2009, if any.
In November 2007, the Securities and Exchange Commission published Staff Accounting Bulletin N. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB No. 109”). SAB No. 109 supersedes SAB 105, Application of Accounting Principles to Loan Commitments, and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 is not expected to have a material impact on Southwest’s financial statements.

OTHER MATERIAL REQUIRED BY FORM 10-K
Business
General
Southwest is a financial holding company headquartered in Stillwater, Oklahoma. Southwest provides commercial and consumer banking services through its banking subsidiaries, Stillwater National, SNB Wichita, and SNB Kansas and management consulting services through BCG and HSSI, Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). As such, Southwest is subject to supervision and regulation by the Federal Reserve. Southwest became a financial holding company during 2000 pursuant to the Holding Company Act. Stillwater National is a national bank subject to supervision and regulation by the OCC. SNB Wichita, headquartered in Wichita, Kansas, is a federal savings bank chartered in November 2003 and is subject to supervision and regulation by OTS. SNB Kansas, headquartered in Hutchinson, Kansas market, is a state chartered commercial bank and is subject to supervision and regulation by the FDIC and Kansas banking authorities. The deposit accounts of Southwest’s banking subsidiaries are insured by the FDIC to the maximum permitted by law.
Products and Services
Southwest offers a wide variety of commercial and consumer lending and deposit services. Southwest has developed internet banking services, called SNB DirectBanker®, for consumer and commercial customers, a highly automated lockbox, imaging, and information service for commercial customers called “SNB Digital Lockbox,” and deposit products that automatically sweep excess funds from commercial demand deposit accounts and invest them in interest bearing funds (“Sweep Agreements”). The commercial loans offered by Southwest include (i) commercial real estate loans, (ii) working capital and other commercial loans, (iii) construction loans, and (iv) Small Business Administration (“SBA”) guaranteed loans. Consumer lending services include (i) student loans, (ii) residential real estate loans and mortgage banking services, and (iii) personal lines of credit and other installment loans. Southwest also offers deposit and personal banking services, including (i) commercial deposit services such as SNB Digital Lockbox, commercial checking, money market, and other deposit accounts, and (ii) retail deposit services such as certificates of deposit, money market accounts, checking accounts, NOW accounts, savings accounts, and automatic teller machine (“ATM”) access. Insurance, benefit, and annuity products are offered through SNB Insurance Agency, Inc., a wholly owned subsidiary of Stillwater National. Trust services, personal brokerage, and credit cards are offered through relationships with independent institutions and SNB Kansas.
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
Banking Segments. The banking segments include Oklahoma Banking, which includes the Stillwater division, the Central Oklahoma division, based in Oklahoma City, and the Tulsa division; and Other States Banking, which includes the Texas divisions, based in metropolitan Dallas, Austin, and San Antonio, and the Kansas Divisions, based in Hutchinson, Wichita and Kansas City. The Stillwater division serves the Stillwater market as a full-service community bank emphasizing both commercial and consumer lending. The other four divisions pursue a more focused marketing strategy, targeting managers, professionals, and businesses for lending, and offering more specialized services. All of the regional divisions focus on commercial and consumer financial services to local businesses and their senior employees and to other managers and professionals living and working in Southwest’s market areas. Southwest has a high-service level philosophy. Loan officers often meet at the customer’s home or place of business to close loans.
     Oklahoma Banking Segment. The Oklahoma Banking segment accounted for $17.3 million, or 81% of consolidated net income. Net income from this segment increased $1.9 million, or 12%, primarily as a result of decreased provision for loan loss and increased noninterest income offset in part by increased noninterest expenses and increased income taxes. During 2007, total assets increased $129.8 million, or 14%. The increase in banking assets, which are primarily loans, can be attributed to growth in portfolio loans.
     Other States Banking Segment. Southwest’s expansion outside Oklahoma began in 2002. At December 31, 2007, Southwest had eleven offices (including loan production offices and branches) in Kansas and Texas. During 2007, these offices produced $8.2 million in net income (38% of the consolidated total), and $425.1 million in additional banking assets. (See “Banking Offices and Geographic Markets” on page 71).
     Secondary Market Segment. Southwest has a long history of student and residential mortgage lending. These operations comprise the Secondary Market business segment. During 2007, this segment produced $1.1 million in net income, a reduction of $5.0 million, or 82%, from 2006, and $129.3 million fewer year-end assets, primarily loans held for sale. This decline was the result of less student lending and the effects of the residential mortgage slowdown. Southwest manages its mortgage and student lending operations through its home office. Southwest markets its student lending program directly to financial aid directors at colleges and universities. Southwest also originates first mortgage loans for sale to the Federal National Mortgage Association (“FNMA”) or private investors. Servicing on these loans may be released in connection with the sale.
Operation of the student lending portion of this segment is substantially dependent on Sallie Mae, which provides substantially all of the servicing for government guaranteed and private student loans and provides liquidity through its purchases of student loans and lines of credit. Southwest makes government guaranteed student loans and private student loans. At December 31, 2007, approximately 99% of private student loans were self-insured by Sallie Mae. The remaining $38,000 in private student loans at year-end 2007 were secured by substantial cash balances held in Stillwater National, but were not government guaranteed or self-insured by Sallie Mae.
In recent years, the majority of private student loans made by this segment were to students who attend schools owned by Career Education Corporation (“CEC”). However, at December 31, 2007, less than 1% of total student loans were private CEC-related loans. The profitability of these CEC-related loans began to decrease beginning in 2005, due to an increase in servicing fees.

In October 2005, Sallie Mae received approval to establish Sallie Mae Bank, an FDIC-insured Utah industrial bank. The establishment of Sallie Mae Bank was intended to reduce Sallie Mae’s reliance on independent financial institutions, such as Stillwater National, in origination of student loans. This and other changes made by Sallie Mae have resulted in decreased originations of student loans by Stillwater National and a decline in the net income contribution of the Secondary Market segment. Stillwater National has a long history in student lending, and plans to continue its participation in student lending.
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
For additional information regarding Southwest’s operating segments, please see “Note 21. Operating Segments” to the Consolidated Financial Statements on page 62 of this report. The total of net income of the segments discussed above is less than consolidated net income for 2007 due to income allocated to the Other Operations segment, which provides funding and liquidity services to the rest of the organization.
Banking Offices and Geographic Markets
Southwest intends to focus its efforts on markets with characteristics that will allow it to capitalize on its strengths, and to continue establishing new offices in those markets. Southwest considers acquisitions of other financial institutions and other companies, from time to time. Southwest also extends loans to borrowers in Oklahoma, Texas, Kansas and other states through participations with correspondent banks.
Southwest has seventeen full-service banking offices, three located in Stillwater, Oklahoma, two each located in the Oklahoma City and Tulsa, Oklahoma metropolitan areas, two each located in the Dallas and San Antonio, Texas metropolitan areas, two each located in the Hutchinson, Kansas area, one each in Chickasha, Oklahoma, Austin and Tilden, Texas, and Wichita, Kansas. It also operates loan production offices in the Kansas City, Kansas area, on the campus of the University of Oklahoma Health Sciences Center, and in Houston, Texas; and on the Internet, through SNB DirectBanker®. See “Item 2. Properties.” Before 1999, laws of the State of Oklahoma limited the number and location of de novo branches that a financial institution could establish. Southwest has developed and continues to pursue a business strategy that does not rely on an extensive branch network. National banks headquartered in Oklahoma now have broad powers to establish de novo branches anywhere in Oklahoma or Texas, and Kansas chartered banks have broad powers to establish branches in Kansas. Federal savings banks, such as SNB Wichita, are not subject to state branching restrictions.
Competition
Southwest encounters competition in seeking deposits and in obtaining loan, cash management, investment, and other customers. The level of competition for deposits is high. Southwest’s principal competitors for deposits are other financial institutions, including other national banks, federal savings banks, and credit unions. Competition among these institutions is based primarily on interest rates and other terms offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities. Additional competition for depositors’ funds comes from U.S. Government securities, private issuers of debt obligations, and suppliers of other investment alternatives for depositors, such as securities firms. Competition from credit unions has intensified in recent years as historic federal limits on membership have been relaxed. Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over national banks, federal savings banks, and state banks, which are fully subject to federal income taxes. Credit unions may use this advantage to offer rates that are highly competitive with those offered by national banks, federal savings banks, and state banks.
Southwest also competes in its lending activities with other financial institutions such as securities firms, insurance companies, credit unions, small loan companies, finance companies, mortgage companies, real estate investment trusts, and other sources of funds. Many of Southwest’s nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks. As a result, such nonbank competitors have advantages over Southwest in providing certain services. A number of the financial institutions with which Southwest competes in lending, deposit, investment, cash management, and other activities are larger than Southwest or have a significantly larger market share. The Texas and Kansas offices compete for loans, deposits, and other services against local and nationally based financial institutions, many of which have much larger market shares and widespread office networks. In recent periods, competition has increased in Southwest’s Oklahoma market areas as new entrants and existing competitors have sought to more aggressively expand their loan and deposit market share.
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
The Holding Company Act permits the Federal Reserve to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a commercial bank located in a state other than that holding company’s home state. The Federal Reserve may not approve the acquisition of a commercial bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Holding Company Act also prohibits the Federal Reserve from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target commercial bank’s home state or in any state in which the target commercial bank maintains a branch. The Holding Company Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a commercial bank or bank holding company to the extent such limitation does not discriminate against out-of-state commercial banks or bank holding companies. The States of Oklahoma and Texas allow out-of-state financial institutions to establish branches in their borders, subject to certain limitations. Kansas imposes more significant branching limitations on out of state banks. Federal savings banks generally may establish branches in any state, and bank holding companies may acquire federal savings banks in any state, without regard to state law.
Financial holding companies such as Southwest may engage in banking as well as types of securities, insurance, consulting, and other financial activities. Financial institutions with or without holding companies also are authorized to establish and operate financial subsidiaries that may engage in most financial activities in which financial holding companies may engage.
Regulation, Supervision, and Governmental Policy
Following is a brief summary of certain statutes and regulations that significantly affect Southwest and its banking subsidiaries. A number of other statutes and regulations affect Southwest and its subsidiaries but are not summarized below. Although Stillwater National, SNB Wichita, and SNB Kansas have different primary federal banking regulators, many of the rules that govern them are substantially the same. Where practical, the rules for all banks are discussed together below. For ease of reference the term “banks” is used below to include national and federal savings banks, unless otherwise indicated. The term “commercial banks” includes nationally and state chartered banks, but not federal savings associations or federal savings banks.
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
Under the Holding Company Act, a bank holding company must obtain the prior approval of the Federal Reserve before (1) acquiring direct or indirect ownership or control of any class of voting securities of any national bank or bank holding company if, after the acquisition, the bank holding company would directly or indirectly own or control more than 5% of the class; (2) acquiring all or substantially all of the assets of another national bank or bank holding company; or (3) merging or consolidating with another bank holding company.
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
State Non-Member Bank Regulation. As a Kansas-chartered bank that is not a member of the Federal Reserve System, SNB Kansas is subject to the primary supervision of the FDIC and Kansas state banking authorities. Prior regulatory approval is required for SNB Kansas to establish or relocate an additional branch office or to engage in any merger, consolidation, or significant purchase or sale of assets.
The FDIC and Kansas banking authorities regularly examine the operations and condition of SNB Kansas, including but not limited to its capital adequacy, loans, allowance for loan losses, investments, liquidity, interest rate risk, and management practices. These examinations are for the protection of SNB Kansas’ depositors and the deposit insurance funds administered by the FDIC. In addition, SNB Kansas is required to furnish quarterly and annual reports to the FDIC. FDIC and Kansas enforcement authority includes the power to remove officers and directors and the authority to issues cease-and-desist orders to prevent a state non-member bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.
Kansas state non-member banks are subject to limitations on dividends and are prohibited by federal statute from paying dividends or making any other capital distribution that would cause the banks to fail to meet its regulatory capital requirements or when dividend payment would be an unsafe and unsound banking practice.
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
A federal savings bank that does not meet the Qualified Thrift Lender (“QTL”) test must either convert to a national bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and must not retain any investment not permissible for a national bank and a federal savings bank. To qualify as a QTL, a federal savings bank must either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, the value of property used by a federal savings bank in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of (i) loans, equity positions, or securities related to domestic, residential real estate, or manufactured housing, and educational, small business, and credit card loans; and (ii) subject to an aggregate 20% of portfolio assets limit, shares of stock in the FHLMC and the FNMA, loans for personal, family, household purposes, 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination, and 200% of a federal savings bank’s investments in loans to finance “starter homes” and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in “credit-needy” areas. In order to maintain QTL status, the federal savings bank must maintain a weekly average percentage of Qualified Thrift Investments to portfolio assets equal to 65% on a monthly average basis in nine out of twelve months. A federal savings bank that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At December 31, 2007, approximately 79.07% of SNB Wichita’s assets were invested in Qualified Thrift Investments, which exceeded the percentage required to qualify it under the QTL test.
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
Limits on Loans to One Borrower. National banks and federal savings banks generally are subject to the same loan to one borrower limits. With certain limited exceptions, loans and extensions of credit outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution. A national bank or federal savings bank may lend an additional amount, equal to 10% of unimpaired capital and surplus, if the loan is fully secured by readily marketable collateral. Federal savings banks are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the federal savings bank is in compliance with its regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements, and; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. The lending limits generally do not apply to purchase money mortgage notes taken from the purchaser of real property acquired by federal savings banks in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the federal savings bank is not placed in a more detrimental position as a result of the sale. Certain types of loans are exempted from the lending limits, including loans secured by in-bank deposits. Kansas chartered banks are generally not allowed to make loans to one borrower (including certain related entities of the borrower) at any one time in excess of 25% of bank capital, with exceptions for certain cash and real estate collateralized extensions of credit.
Transactions with Affiliates. Stillwater National, SNB Wichita and SNB Kansas are subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, Southwest and other affiliates, and on investments in their stock or other securities. These restrictions prevent Southwest and its nonbanking subsidiaries from borrowing from Stillwater National, SNB Wichita or SNB Kansas unless the loans are secured by specified collateral, and requires those transactions to have terms comparable to terms of arms-length transactions with third persons. In addition, secured loans and other transactions and investments by Stillwater National, SNB Wichita, or SNB Kansas are generally limited in amount as to Southwest and as to any other affiliate to 10% of Stillwater National’s, SNB Wichita’s, or SNB Kansas’ capital and surplus and as to Southwest and all other affiliates together to an aggregate of 20% of Stillwater National’s, SNB Wichita’s, or SNB Kansas’ capital and surplus. Certain exemptions to these limitations apply to extensions of credit by, and other transactions between, Stillwater National, SNB Wichita, or SNB Kansas and Southwest’s other subsidiaries. These regulations and restrictions may limit Southwest’s ability to obtain funds from Stillwater National, SNB Wichita, and SNB Kansas for its cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.
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
Federal Deposit Insurance. Southwest’s bank subsidiaries pay deposit insurance premiums to the FDIC based on risk-based assessment rates. In 2006, the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund to create a newly named Deposit Insurance Fund (the “DIF”) that covers both banks and savings associations. Effective January 1, 2007, the FDIC revised its risk based assessment system. Under the new system, an institution’s assessment rates are based primarily on financial ratios and component examination ratings established by the institution’s primary federal banking regulator
Regulatory Capital Requirements. The Federal Reserve, the OCC, the FDIC, and the OTS have established guidelines for maintenance of appropriate levels of capital by bank holding companies, national banks, state chartered banks, and federal savings banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.

Federal regulations require bank holding companies and banks to maintain a minimum leverage ratio of Tier 1 capital (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks with composite examination ratings of 1 under the rating system used by the federal banking regulators, would be permitted to operate at or near this minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization’s capital adequacy by its primary regulator. A bank, or bank holding company experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital. Under OTS capital regulations, federal savings banks also must maintain tangible capital equal to 1.5% of adjusted total assets. Tangible capital for OTS purposes is Tier 1 capital reduced by the amount of all the federal savings bank’s intangible assets except for limited amounts of mortgage servicing rights.
The risk-based capital rules require bank holding companies and banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders’ equity, certain perpetual preferred stock (noncumulative perpetual preferred stock with respect to national banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; subordinated debt, intermediate-term preferred stock, and up to 45% of pre-tax net unrealized gains on available for sale equity securities.
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
The federal banking regulatory agencies have established a joint policy regarding the evaluation of banks’ capital adequacy for interest rate risk. Under the policy, the assessment of a bank’s capital adequacy includes an assessment of exposure to adverse changes in interest rates.
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
Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. Stillwater National, SNB Wichita, and SNB Kansas did not have any trading assets or liabilities during 2007, 2006, and 2005, and were not required to maintain such supplemental capital.

The federal banking regulators have established regulations that classify banks by capital levels and provide for various “prompt corrective actions” to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2007, Stillwater National, SNB Wichita, and SNB Kansas were well-capitalized as defined in applicable banking regulations. For information regarding Southwest’s, Stillwater National’s, SNB Wichita’s, and SNB Kansas’ compliance with their respective regulatory capital requirements, see “Management’s Discussion and Analysis — Capital Resources” on page 19 of this report, and, in the Notes to Consolidated Financial Statements in this report “Note 9-Subordinated Debentures” on page 50 and “Note 12- Capital Requirements” on pages 55 through 56.
Brokered Deposits. Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew, or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. Stillwater National, SNB Wichita and SNB Kansas are each eligible to accept brokered deposits as a result of their capital levels. Stillwater National regularly makes use of brokered deposits. SNB Wichita and SNB Kansas have not used brokered deposits but may do so in the future when management deems it appropriate from an asset/liability management perspective.
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
Community Reinvestment. Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, to evaluate the institution’s record of making loans in its assessment areas; (b) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (c) service, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches, and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. Stillwater National was assigned a “satisfactory” rating as a result of its last CRA examination. SNB Wichita has received a CRA rating of “needs improvement” at its last CRA examination. SNB Kansas was assigned a “satisfactory” rating as a result of its latest CRA examination.
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
Other Laws and Regulations. Some of the aspects of the lending and deposit business of Stillwater National, SNB Wichita and SNB Kansas that are subject to regulation by the Federal Reserve and the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and deposit accounts. Stillwater National’s federal student lending activities are subject to regulation and examination by the United States Department of Education. In addition, Stillwater National, SNB Wichita and SNB Kansas are subject to numerous federal and state laws and regulations that include specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms, and discrimination in credit transactions.
Enforcement Actions. Federal statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake an enforcement action against an institution that fails to comply with regulatory requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to civil money penalties, cease-and-desist orders, receivership, conservatorship, or the termination of deposit insurance.

Employees
As of December 31, 2007, Southwest employed 489 persons on a full-time equivalent basis, including executive officers, loan, and other banking officers, branch personnel, and others. No employees of Southwest or any of its consolidated subsidiaries are represented by a union or covered under a collective bargaining agreement. Management of Southwest considers their employee relations to be excellent.

Board of Directors of Southwest Bancorp, Inc. and Stillwater National Bank & Trust Company

Robert B. Rodgers, Chairman of the Board	President, Bob Rodgers Motor Company

Rick Green, Vice Chairman of the Board	President and Chief Executive Officer
Southwest, Stillwater National, SNB Wichita and SNB Kansas

James E. Berry II	Owner, Shading Concepts

Tom D. Berry	Auctioneer, Real Estate Broker, Oil & Gas Exploration

Joe Berry Cannon	Assistant Professor of Management, Oral Roberts University School of Business

John Cohlmia	Real Estate Broker, Grubb & Ellis/Levy Beffort

David S. Crockett Jr., CPA	Owner, David S. Crockett & Co., CPA’s

J. Berry Harrison	Oklahoma State Senator (retired) and Rancher

James M. Johnson	Self-employed Small Business Owner

David P. Lambert	Chairman of the Board, Lambert Construction Company

Linford R. Pitts	President, Stillwater Transfer & Storage, Inc.

Russell W. Teubner	Founder and Chief Executive Officer, HostBridge Technology

Board of Directors of SNB Bank of Wichita

Robert B. Rodgers, Chairman of the Board	President, Bob Rodgers Motor Company

Rick Green, Vice Chairman of the Board	President and Chief Executive Officer
Southwest, Stillwater National, SNB Wichita and SNB Kansas

Kerby E. Crowell, CPA	Executive Vice President and Chief Financial Officer, Southwest, Stillwater National, and SNB Wichita

Steven N. Hadley	President, SNB Wichita

Anthony W. Martin	Dentist/Owner, Martin & Frankenberry D.D.S.P.A.

Board of Directors of Bank of Kansas

Robert B. Rodgers, Chairman of the Board	President, Bob Rodgers Motor Company

Rick Green, Vice Chairman of the Board	President and Chief Executive Officer
Southwest, Stillwater National, SNB Wichita and SNB Kansas

Joseph Ernie Beaudet	President, SNB Kansas

Anthony W. Martin	Dentist/Owner, Martin & Frankenberry D.D.S.P.A.

D. Densmore Hart	Chairman, Hart Capital, LLC

Executive Officers
The following table sets forth information regarding the executive officers of Southwest, Stillwater National, SNB Wichita and SNB Kansas who are not directors of Southwest.

Name	Age	Position

Joseph Ernie Beaudet	55	President, SNB Kansas

Robert H. Beuttas	52	President, SNB Bank of Dallas-Preston Center Division of Stillwater National

*Priscilla Barnes	51	Senior Vice President, Regulatory Risk Management of Stillwater National

Kerby E. Crowell	58	Executive Vice President, Chief Financial Officer, and Secretary of Southwest and Stillwater National; Director, Chief Financial Officer, and Secretary of SNB Wichita; Secretary of SNB Kansas

John T. Danielson	49	President, SNB Bank of San Antonio Division of Stillwater National

David Dietz	52	Executive Vice President and Chief Information Officer of Stillwater National

Hal E. Fudge	48	President, Healthcare Lending Division of Stillwater National

Allen Glenn	38	President, Business Consulting Group, Inc. and Executive Vice President of Stillwater National

Steven M. Gobel	56	Executive Vice President, Chief Accounting and Controls Officer and Associate Chief Financial Officer of Southwest and Stillwater National

Steven N. Hadley	50	President, SNB Wichita

Rex E. Horning	56	President, Stillwater Division of Stillwater National

Jerry L. Lanier	59	Executive Vice President and Chief Lending Officer of Stillwater National

Len McLaughlin	55	President, SNB Bank of Dallas-Frisco Division of Stillwater National

J. Randall Mills	53	President, Healthcare Strategic Support, Inc.

Jason D. Osborn	37	President, Oklahoma City Division of Stillwater National

Steven M. Peterson	43	President, SNB Bank of Austin Division of Stillwater National

*Jerry Rackley	46	Executive Director, Corporate Marketing of Stillwater National

Name	Age	Position

Kimberly G. Sinclair	52	Executive Vice President and Chief Administrative Officer of Stillwater National

Douglas J. Watts	58	President, Kansas City Division of Stillwater National

Charles H. Westerheide	59	Executive Vice President and Treasurer of Stillwater National

David L. York	61	President, Tulsa Division of Stillwater National

*	Advisor to the Executive Officers
The principal occupations and business experience of each executive officer of Southwest are shown below.
Joseph Ernie Beaudet has over 36 years of banking experience. He joined Bank of Kansas in June 1975, where most recently he served as President and Chief Operating Officer of that institution. In July 2007, Mr. Beaudet was named President of SNB Kansas when Southwest purchased the bank. From 1971-1975, Mr. Beaudet was employed with Kansas State Bank in Manhattan, Kansas. He is a graduate of Kansas State University, with a B.S. in Business Administration. Mr. Beaudet serves as a Board member of Hospice of Reno County and the K-96 Corridor Development Association, Inc. In addition, he serves on the Red Ribbon Oversight Committee for Unified School District 308.
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
Kerby E. Crowell joined Stillwater in 1969; has served as Executive Vice President and Chief Financial Officer of Southwest and Stillwater National since 1986; became Secretary of Southwest and Stillwater National in 2000; and was named Director, Chief Financial Officer, and Secretary of SNB Wichita in 2003. In 2007, Mr. Crowell was named Secretary of SNB Kansas. He is a past Board member of MetaFund Corporation (an Oklahoma Community Development Financial Institution) and a past member of Independent Community Bankers of America’s (“ICBA”) Large Bank Advisory Committee and the Oklahoma City Chapter of the Financial Executives Institute. He is a past Board member of ICBA’s Credit Card Subsidiary. Mr. Crowell is also past President and Board member of the Oklahoma City Chapter of the Financial Executives Institute, and has served on the Federal Reserve’s Industry Advisory Group on Electronic Check Presentment. In 1996, Mr. Crowell was recognized by the Oklahoma Society of Certified Public Accountants as the Outstanding Certified Public Accountant in Business and Industry.
John T. Danielson was named President of SNB Bank of San Antonio in August 2006. Mr. Danielson has over 23 years of banking experience. He was previously a senior officer at Compass Bank where he was responsible for business banking officers in the San Antonio and Austin markets. Mr. Danielson earned his Bachelors of Science and Master’s of Business Administration degrees from the University of Florida. He is active in St. Mark the Evangelist Catholic Church and the San Antonio chapter of the University of Florida Alumni Association.
David Dietz was appointed Executive Vice President of Stillwater National in February 2007. Mr. Dietz has 27 years of banking experience. He has been with Stillwater National since 1997 and serves as the company’s Chief Information Officer. Prior to joining Stillwater National, Mr. Dietz served as S.V.P. and Cashier of First National Bank & Trust Company of Ponca City, Oklahoma. He is a graduate of the University of Oklahoma. Mr. Dietz is active in the First United Methodist Church of Pawnee, Oklahoma, and is on the alumni board of the Oklahoma State University chapter of the Kappa Sigma fraternity.

Hal E. Fudge was appointed President of the Healthcare Lending Division of Stillwater National Bank in April 2006. He has 27 years of banking and commercial lending experience. Prior to joining Stillwater National, Mr. Fudge served as First Vice President and Team Leader in Dallas, Texas while at JP Morgan Chase Bank, NA. Mr. Fudge also served as Vice President, Commercial Lending, with the former Bank One in Oklahoma City. Mr. Fudge earned his Bachelor’s of Business Administration in Finance from the University of Oklahoma.
Allen Glenn serves as President of the Business Consulting Group, Inc. (“BCG”), a management consulting subsidiary of Southwest Bancorp, Inc., and as an Executive Vice President of Stillwater National. Mr. Glenn previously served as Vice President of BCG, beginning in January 2002 and was named an Executive of Stillwater National in February 2007. From 2000 until joining BCG, Mr. Glenn was President of Glenn Solutions, Inc., a management consulting firm that specialized in developing strategic and operational solutions for national retailers to improve their profitability and service levels. From 1995 to 2000, Mr. Glenn was a manager with Kurt Salmon Associates, an international management consulting firm to the retail consumer products and healthcare industries.
Steven M. Gobel serves as Executive Vice President, Chief Accounting and Controls Officer, and Associate Chief Financial Officer of Southwest and Stillwater National. From 1990 until joining Stillwater National in September 2000, Mr. Gobel served as Senior Vice President of Finance and in other positions with Bank of America and predecessor institutions in Oklahoma and Kansas (previous institutions included NationsBank, Boatmen’s Bank of St. Louis, Bank IV of Wichita, Kansas, and Fourth National Bank of Tulsa). Mr. Gobel is a past member of the Board of Directors of the YMCA of Greater Tulsa and a past member and Chairman of the Board of Managers for the Downtown Branch of the YMCA of Greater Tulsa. From 1987 to 1990, Mr. Gobel served as a Vice President and Manager of Financial Reporting and Financial Planning for Sooner Federal Savings and Loan of Oklahoma. He is a Certified Public Accountant and prior to 1987 spent twelve years working for International Public Accounting Firms (previously Touche Ross and Coopers & Lybrand) in Tulsa, Oklahoma, New York City, New York, and Milwaukee, Wisconsin.
Steven N. Hadley was appointed President and CEO of SNB Bank of Wichita in October 2004. Mr. Hadley has over 26 years of banking experience. Prior to joining SNB Bank of Wichita, Mr. Hadley spent four years with Commerce Bank in their Wichita and Garden City, Kansas markets. Before that, Mr. Hadley was with Bank of America in Garden City, Kansas. Mr. Hadley holds a bachelors degree in Agricultural Economics from Kansas State University. Mr. Hadley is a member of the Kapaun Mt. Carmel High School Booster Club. He is also a member of the Advisory Board of The Real Center for Real Estate at Wichita State University and is a Board member for the Museum of World Treasures. He is also a member of St. Thomas Aquinas Catholic Church.
Rex E. Horning was appointed President of the Stillwater Division of Stillwater National in May 2001. Mr. Horning has 33 years of banking experience. Prior to joining Stillwater National, Mr. Horning held Sr. Management, President, and CEO positions with Banks in Kansas, Alabama, and Oklahoma. Mr. Horning is the Chairman Elect of the Oklahoma State University Alumni Association, is a Trustee for the Oklahoma State University Foundation, and is a Board member of the OSU Center for Innovation and Economic Development and is past President of the OSU Spears College of Business Associates. He is a member of the current class of Leadership Oklahoma. Mr. Horning serves as an Executive Committee member of the State Chamber of Oklahoma and is a past chairman of the Stillwater Chamber of Commerce.
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
Len McLaughlin was appointed President of SNB Bank of Dallas in May 2002. Mr. McLaughlin previously served as President and CEO of First Independent National Bank in Plano, Texas, and as President/CEO of Preston National Bank in Dallas, Texas. From 1989 to 1998, Mr. McLaughlin was with Compass Bancshares, serving as President of a subsidiary bank, Central Bank N.A. in Anniston, Alabama; and later as Chief Retail Executive for Compass Bank in Dallas, Texas. Mr. McLaughlin began his banking career with First National Bank of Boston’s Dallas, Texas office. He currently serves as a Board member of Dallas Teen/Life Challenge, and on the board of Dallas Metro Ministries. He also has served as Chairman of the March of Dimes Fund Drive, United Way Fund Drive Chairman, and President of the local chapter of the American Cancer Society.
J. Randall Mills was appointed President of Healthcare Strategic Support, Inc. (“HSSI”) in 2003. Mr. Mills holds a Bachelor of Science degree in Accounting from Southwest Missouri State University; a Master of Health Administration from the University of Colorado; and a PhD in Sociology from Oklahoma State University. Prior to his employment with HSSI, he was a Partner and Healthcare Consultant for Madole & Wagner, PLLC, responsible for marketing, administration, and client services for individual physicians, medical groups, and hospital clients on medical group practice, managed care, marketing, networking, strategic planning, and development issues. Before that, he was a senior executive with Saint Francis Health System for 10 years, responsible for development of a 160 physician medical group, development of a start-up HMO, management of two affiliated small or rural hospitals, physician joint venture development, and managed care strategic planning and network development. He is a fellow of the American College of Healthcare Executives, and a member of the Medical Group Management Association, American Society of Certified Public Accountants, and Oklahoma Society of Certified Public Accountants.
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
Steven M. Peterson was appointed President of SNB Bank of Austin in September 2004. Mr. Peterson previously served as City President for Compass Bank in Williamson County, Texas, and Commerce Bank in Wichita, Kansas from 1998 to August of 2004. Mr. Peterson began his banking career with Fourth Financial Holding Company in Wichita, Kansas. Mr. Peterson served as a Board Member of the Georgetown Symphony and Director of the Chamber of Commerce. He also served as the Chairman of The 100,000 Economic Committee. Mr. Peterson is currently a Board member of the Austin Area Practice Managers Association.
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
Douglas J. Watts was appointed President of the Kansas City Division in November 2006. Previously, he was President of the Real Estate Market with First National Bank of Olathe in Kansas. Prior to that, Mr. Watts served 12 years with Bank of America in the Kansas City area. He is a graduate of Oklahoma State University and has worked in banking in the Tulsa area prior to moving to Kansas.
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
David L. York was appointed President of the Tulsa Division in March 2004. Mr. York came to Stillwater National with over 31 years in the Tulsa banking market, most recently serving as Senior Vice President and Manager of the Professional Banking Group of The F&M Bank & Trust Company in Tulsa from 1989 to 2004. From 1983 to 1989, Mr. York previously served in various management and senior lending positions with Utica National Bank & Trust Company, which was acquired by F&M Bank. Mr. York began his banking career with the First National Bank and Trust Company of Tulsa in 1973 and served there until 1983 in various commercial lending and management capacities. Currently, Mr. York serves on the Board of Trustees of St. Simeon’s Episcopal Home, Inc., where he was President of the Board for four years and is currently Treasurer of its Foundation. Additionally, Mr. York has served on the Board of Trustees of Holland Hall School as its Treasurer. Mr. York is also an Advisory Director of the Tulsa Metro Chamber of Commerce.

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
Our commercial and commercial real estate lending operations are concentrated in the metropolitan areas of Stillwater, Oklahoma City, and Tulsa, Oklahoma; Dallas, Austin, San Antonio and Houston, Texas; and Hutchinson, Wichita and Kansas City, Kansas. Our success depends in part upon economic conditions in these markets. Adverse changes in economic conditions in these markets could reduce our growth in loans and deposits, impair our ability to collect our loans, increase our problem loans and charge-offs and otherwise negatively affect our performance and financial condition.
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
Due to our rapid growth over the past several years, a large portion of the loans in our loan portfolio and of our lending relationships is of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans may behave more predictably than a newer portfolio. Because a significant portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.
We use wholesale funding sources to supplement our core deposits, which exposes us to liquidity risk and potential earnings volatility or other adverse effects if we are unable to secure adequate funding.
We rely on wholesale funding, including FHLB borrowings and brokered deposits, to supplement core deposits to fund our business. At December 31, 2007, these wholesale funding sources constituted approximately 17% of our total deposits and other borrowings. Wholesale funding sources are affected by general market conditions and the condition and performance of the borrower, and the availability of funding from wholesale lenders may be dependent on the confidence these investors have in our operations. The continued availability to us of these funding sources cannot be assured, and we may find it difficult to retain or replace them at attractive rates as they mature. Our liquidity will be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available to us in the future at acceptable rates of interest or at all. We may not have sufficient liquidity to continue to fund new loans, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature. If we do not have adequate sources of liquidity at attractive rates, we may have to restrain the growth of assets or reduce our asset size, which may adversely affect shareholder value.
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
The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. Stillwater National is subject to regulation and supervision by the Office of the Comptroller of the Currency. SNB Wichita is subject to regulation and supervision by the Office of Thrift Supervision. SNB Kansas is subject to regulation and supervision by the Federal Deposit Insurance Corporation and Kansas banking authorities. Southwest is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. Changes in the laws, regulations, and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policy may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.
Our ability to pay dividends is limited by law and contract.
Our ability to pay dividends to our shareholders largely depends on Southwest’s receipt of dividends from Stillwater National. SNB Wichita and SNB Kansas do not currently pay dividends. The amount of dividends that Stillwater National may pay to Southwest is limited by federal laws and regulations. We also may decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business. We also are prohibited from paying dividends on our common stock if the required payments on our subordinated debentures have not been made.
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
In addition, we have adopted a shareholder rights plan designed to protect our shareholders against acquisitions that our board of directors believes are unfair or otherwise not in the best interests of Southwest and its shareholders. Under the rights plan, adopted in 1999 and expiring in 2009, each holder of record of our common stock, subject to the limits of the rights plan, has received, or will receive, one right per common share. The rights generally become exercisable if an acquiring party accumulates, or announces an offer to acquire, 10% or more of our voting stock. Each right entitles the holder (other than the acquiring party) to buy, under specified circumstances, shares of our common stock or equivalent securities, or shares of the acquirer’s securities, having a value of twice the right’s exercise price. Under the rights plan, we also may exchange each right, other than rights owned by an acquiring party, for a share of our common stock or equivalent securities.
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

Availability of Filings
Southwest provides internet access to Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, through its Investor Relations website, at www.oksb.com (This site also is accessible through Stillwater National’s website at www.banksnb.com, the metropolitan Dallas division’s website at www.snbdallas.com, SNB Wichita’s website at www.snbwichita.com, and SNB Kansas’ website at www.bankofkansas.com). Access to these reports is provided by means of a link to a third party vendor that maintains a database of such filings. In general, Southwest intends that these reports be available a soon as reasonably practicable after they are filed with or furnished to the SEC. However, technical and other operational obstacles or delays caused by the vendor may delay their availability. The SEC maintains a website (www.sec.gov) where these filings also are available through the SEC’s EDGAR system. There is no charge for access to these filings through either Southwest’s site or the SEC’s site, although users should understand that there may be costs associated with electronic access, such as usage charges from Internet access providers and telephone companies, that they may bear. The public also may read and copy materials filed by Southwest with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Properties
The locations of Southwest and its subsidiaries are shown below:

Southwest Bancorp, Inc.
Corporate Headquarters
608 S. Main Street
P.O. Box 1988	Stillwater, Oklahoma 74076	405-742-1800
www.oksb.com

Business Consulting Group, Inc.
1624 Cimarron Plaza*
P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2234

Healthcare Strategic Support, Inc.
2431 E. 61st, Suite 170*
P.O. Box 521500	Tulsa, Oklahoma 74152	918-523-3690

SNB Bank of Wichita
Corporate Headquarters
8415 E. 21st Street North, Suite 150*	Wichita, Kansas 67206	316-315-1660
www.snbwichita.com

Bank of Kansas Locations
Corporate Headquarters
524 N. Main Street	South Hutchinson, Kansas 67505	620-728-3000
www.bankofkansas.com

North hutchinson
100 East 30th Avenue	Hutchinson, Kansas 67502	620-728-3000

Stillwater National Bank & Trust Company Locations
Corporate Headquarters
608 S. Main Street
P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2234
www.banksnb.com

Drive-in Facility
308 S. Main Street
P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2234

Operations Center
1624 Cimarron Plaza*
P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2234

Waterford Branch
6301 Waterford Blvd., Suite 101*	Oklahoma City, Oklahoma 73118	405-427-3100

South OKC Branch
8101 S. Walker Ave., Suite B	Oklahoma City, Oklahoma 73139	405-427-3100

Chickasha Branch
500 W. Grand Avenue	Chickasha, Oklahoma 73018	405-427-3100

Tulsa Utica Branch
1500 S. Utica Avenue
P.O. Box 521500	Tulsa, Oklahoma 74152	918-523-3750

Tulsa 61st Branch
2431 E. 61st, Suite 170*
P.O. Box 521500	Tulsa, Oklahoma 74152	918-523-3750

SNB McMullen Bank-Tilden Branch
205 Elm Street	Tilden, Texas 78072	361-274-3391

SNB Bank of Dallas
5300 Town and Country Blvd., Suite 100*	Frisco, Texas 75034	972-624-2960

SNB Bank of Dallas-Preston Center
5950 Berkshire Lane, Suite 350*	Dallas, Texas 75225	972-624-2960

SNB Bank of Austin
3600 Bee Cave Road, Suite 100*	Austin, Texas 78746	512-314-6741

SNB Bank of San Antonio-Stone Oak Branch
777 E. Sonterra Blvd, Suite 190*	San Antonio, Texas 78258	210-442-6141

SNB Bank of San Antonio-Medical Hill Branch
9324 Huebner Road	San Antonio, Texas 78240	210-442-6141

Stillwater National Bank Loan Production Office
11350 Tomahawk Creek Parkway*
Suite 100	Leawood, Kansas 66211	913-906-4400

Stillwater National Bank Loan Production Office
9990 Richmond, Suite 140*	Houston, Texas 77042	713-782-3154

OSU Campus Branch Bank
1102 W. Hall of Fame Avenue*
P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2234

OUHSC Loan Office
1106 N. Stonewall*	Oklahoma City, Oklahoma 73117	405-427-3100

OSU-Stillwater Marketing Office
Student Union, Room 150*
P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2234

*	Leased from third parties. Other properties are owned.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed as Part of this Report
(1) Financial Statements. The following financial statements are filed as a part of this report:
Independent Registered Public Accounting Firm’s Report for the Years Ended December 31, 2007 and 2006
Consolidated Statements of Financial Condition at December 31, 2007 and 2006
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006, and 2005
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2007, 2006, and 2005
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006, and 2005
(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.
(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

	No.	Exhibit

	3.1	Amended and Restated Certificate of Incorporation of Southwest Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

	3.2	Bylaws of Southwest Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed November 19, 2007)

	4.1	Rights Agreement, dated as of April 22, 1999, between Southwest Bancorp, Inc. and Harris Trust & Savings Bank, as rights agent and Form of Certificate of Designations setting forth terms of Class B, Series 1 Preferred Stock of Southwest Bancorp, Inc. referred to in the rights agreement (incorporated by reference to Exhibits 1 and 2 to Current Report on Form 8-K dated April 22, 1999)

*	10.1	Southwest Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 (File No. 33-97850))

*	10.2	Southwest Bancorp, Inc. and Affiliates Amended and Restated Severance Compensation Plan (incorporated by reference from Exhibit 10.6 to Current Report on Form 8-K filed January 2, 2008)

*	10.3	Southwest Bancorp, Inc. 1994 Stock Option Plan (incorporated by reference from Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

*	10.4	Southwest Bancorp, Inc. 1999 Stock Option Plan as Amended and Restated (incorporated by reference from Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*	10.5	Stillwater National Bank and Trust Company 2002 and 2003 Deferred Compensation Plans (incorporated by reference from Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

*	10.6	Stillwater National Bank and Trust Company Amended and Restated Supplemental Profit Sharing Plan for Rick Green (incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K filed January 2, 2008)

	No.	Exhibit

*	10.7	Stillwater National Bank and Trust Company Amended and Restated Supplemental Profit Sharing Plan for Kerby E. Crowell (incorporated by reference from Exhibit 10.4 to Current Report on Form 8-K filed January 2, 2008)

*	10.8	Stillwater National Bank and Trust Company Amended and Restated Supplemental Profit Sharing Plan for Jerry L. Lanier (incorporated by reference from Exhibit 10.5 to Current Report on Form 8-K filed January 2, 2008)

	10.9	Indemnification Agreements by and between Southwest Bancorp, Inc. and James E. Berry II, Thomas D. Berry, Joe Berry Cannon, J. Berry Harrison, Erd M. Johnson, David P. Lambert, Linford R. Pitts, Robert B. Rodgers, Russell W. Teubner, John Cohlmia, and Anthony W. Martin (incorporated by reference from Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

	10.10	Indemnification Agreements by and between Southwest Bancorp, Inc. and Rick Green, Kerby E. Crowell, David Dietz, Allen Glenn, Steve Gobel, Steven N. Hadley, Jerry L. Lanier, Randy Mills, Kimberly Sinclair, Kay Smith, and Charles H. Westerheide (incorporated by reference from Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

	10.11	Indemnification Agreements by and between Southwest Bancorp, Inc. and David S. Crockett, Jr. (incorporated by reference from Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

	10.12	Indemnification Agreements by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference from Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

*	10.13	2007 Director’s Deferred Compensation Plan by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10 to Current Report on Form 8-K dated December 28, 2006)

*	10.14	Amendment to 2007 Director’s Deferred Compensation Plan by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 2, 2008)

	10.15	Audit Committee Financial Expert Agreement by and between Southwest Bancorp, Inc. and David S. Crockett, Jr. Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*	10.16	2008 Director’s Deferred Compensation Plan by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 2, 2008)

	21	Subsidiaries of the Registrant

	23	Consent of Registered Public Accounting Firm

	24	Power of Attorney

	31(a), (b)	Rule 13a-14(a)/15d-14(a) Certifications

	32(a), (b)	18 U.S.C. Section 1350 Certifications

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST BANCORP, INC.
March 7, 2008	by:	/s/ Rick Green
Rick Green
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Rick Green	March 7, 2008
Rick Green
Director and Chief Executive Officer (Principal Executive Officer)

/s/ Kerby E. Crowell	March 7, 2008
Kerby E. Crowell
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

A majority of the directors of Southwest executed a power of attorney appointing Rick Green as their attorney-in-fact, empowering him to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Annual Report on Form 10-K for the year ended December 31, 2007. This report has been signed below by such attorney-in-fact as of March 7, 2008.

By:	/s/ Rick Green
Rick Green
Attorney-in-Fact for Majority of the Directors of Southwest