Form 10-Q
period 2008-03-31
SOUTHWEST BANCORP INC
filed 2008-05-08
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
14,527,309 (05/8/08)

SOUTHWEST BANCORP, INC.
INDEX TO FORM 10-Q

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
(Dollars in thousands)	2008	2007

Assets
Cash and due from banks	$37,569	$45,678
Investment securities:
Held to maturity, fair value $8,411 (2008) and $5,838 (2007)	8,339	5,838
Available for sale, amortized cost $212,937 (2008) and $236,707 (2007)	214,208	237,358
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,216	13,116
Loans held for sale	66,364	66,275
Loans receivable, net of allowance for loan losses of $29,950 (2008) and $29,584 (2007)	2,257,656	2,115,973
Accrued interest receivable	15,631	23,117
Premises and equipment, net	24,006	24,323
Other real estate	3,328	2,679
Goodwill	7,071	7,064
Other intangible assets, net	4,205	4,580
Other assets	18,987	18,297

Total assets	$2,670,580	$2,564,298

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand	$248,315	$257,067
Interest-bearing demand	71,450	63,323
Money market accounts	553,850	541,950
Savings accounts	13,808	13,032
Time deposits of $100,000 or more	690,421	690,985
Other time deposits	517,083	492,222

Total deposits	2,094,927	2,058,579
Accrued interest payable	8,520	11,441
Income tax payable	4,647	1,766
Other liabilities	9,425	10,154
Other borrowings	282,513	218,356
Subordinated debentures	46,393	46,393

Total liabilities	2,446,425	2,346,689
Shareholders’ equity:
Common stock — $1 par value; 20,000,000 shares authorized;
14,658,042 shares issued and outstanding	14,658	14,658
Paid in capital	45,784	46,478
Retained earnings	165,318	161,482
Accumulated other comprehensive income	802	408
Treasury stock, at cost; 133,605 (2008) and 300,833 (2007) shares	(2,407)	(5,417)

Total shareholders’ equity	224,155	217,609

Total liabilities & shareholders’ equity	$2,670,580	$2,564,298

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months
	ended March 31,
(Dollars in thousands, except earnings per share data)	2008	2007

Interest income:
Interest and fees on loans	$40,610	$40,286
Investment securities:
U.S. government and agency obligations	1,168	2,138
Mortgage-backed securities	937	292
State and political subdivisions	90	43
Other securities	141	206
Other interest-earning assets	28	65

Total interest income	42,974	43,030

Interest expense:
Interest-bearing demand	141	81
Money market accounts	4,528	3,962
Savings accounts	22	20
Time deposits of $100,000 or more	7,865	8,132
Other time deposits	5,698	5,028
Other borrowings	2,029	2,131
Subordinated debentures	884	962

Total interest expense	21,167	20,316

Net interest income	21,807	22,714

Provision for loan losses	2,236	1,861

Net interest income after provision for loan losses	19,571	20,853

Noninterest income:
Service charges and fees	2,457	2,235
Other noninterest income	172	345
Gain on sales of loans	840	1,208
Gain (loss) on securities	1,245	(448)

Total noninterest income	4,714	3,340

Noninterest expense:
Salaries and employee benefits	9,222	8,125
Occupancy	2,458	2,403
FDIC and other insurance	453	123
Other real estate, net	10	(69)
General and administrative	3,687	6,249

Total noninterest expense	15,830	16,831

Income before taxes	8,455	7,362
Taxes on income	3,247	2,862

Net income	$5,208	$4,500

Basic earnings per share	$0.36	$0.32
Diluted earnings per share	$0.36	$0.31
Cash dividends declared per share	$0.0950	$0.0925

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months
	ended March 31,
(Dollars in thousands)	2008	2007

Operating activities:
Net income	$5,208	$4,500
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,236	1,861
Deferred tax expense (benefit)	103	(121)
Asset depreciation	697	728
Securities premium amortization (discount accretion), net	5	—
Amortization of intangibles	517	162
Stock based compensation	189	377
Net (gain) loss on sale/call of investment securities	(1,245)	448
Net gain on sales of loans	(840)	(1,208)
Net (gain) loss on sales of premises/equipment	243	(4)
Proceeds from sales of residential mortgage loans	13,573	14,911
Residential mortgage loans originated for resale	(10,879)	(12,112)
Proceeds from sales of student loans	31,400	137,069
Student loans originated for resale	(33,252)	(56,561)
Net change in assets and liabilities:
Accrued interest receivable	7,486	2,495
Other assets	(909)	1,984
Income taxes payable	3,180	(996)
Excess tax benefit from share-based payment arrangements	(306)	(140)
Accrued interest payable	(2,921)	(1,496)
Other liabilities	(919)	(853)

Net cash provided by operating activities	13,566	91,044

Investing activities:
Proceeds from sales of available for sale securities	7,787	—
Proceeds from principal repayments, calls and maturities:
Available for sale securities	132,939	1,879
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(100)	(130)
Purchases of held to maturity securities	(2,500)	(2,700)
Purchases of available for sale securities	(115,716)	(1,815)
Loans originated and principal repayments, net	(144,520)	(67,620)
Purchases of premises and equipment	(668)	(861)
Proceeds from sales of premises and equipment	52	14

Net cash used in investing activities	(122,726)	(71,233)

Financing activities:
Net increase in deposits	36,348	37,570
Net increase (decrease) in other borrowings	64,157	(14,882)
Net proceeds from issuance of common stock	1,568	160
Excess tax benefit from share-based payment arrangements	306	140
Common stock dividends paid	(1,328)	(1,175)

Net cash provided from financing activities	101,051	21,813

Net change in cash and cash equivalents	(8,109)	41,624
Cash and cash equivalents:
Beginning of period	45,678	57,618

End of period	$37,569	$99,242

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury	Shareholders’
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance, December 31, 2007	14,658,042	$14,658	$46,478	$161,482	$408	$(5,417)	$217,609

Cash dividends declared:
Common, $0.095 per share, and other dividends	—	—	—	(1,372)	—	—	(1,372)
Common stock issued:
Employee Stock Option Plan	—	—	(1,096)	—	—	2,618	1,522
Employee Stock Purchase Plan	—	—	(1)	—	—	24	23
Dividend Reinvestment Plan	—	—	1	—	—	22	23
Restricted Stock	—	—	(21)	—	—	346	325
Tax benefit related to exercise of stock options	—	—	306	—	—	—	306
Stock Compensation Expense	—	—	117	—	—	—	117
Other comprehensive income, net of tax	—	—	—	—	394	—	394
Net income	—	—	—	5,208	—	—	5,208

Balance, March 31, 2008	14,658,042	$14,658	$45,784	$165,318	$802	$(2,407)	$224,155

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months
	ended March 31,
(Dollars in thousands)	2008	2007

Net income	$5,208	$4,500

Other comprehensive income:
Unrealized holding gain on available for sale securities	1,865	1,041
Reclassification adjustment for (gains) losses arising during the period	(1,245)	448

Other comprehensive income, before tax	620	1,489
Tax expense related to items of other comprehensive income	(226)	(577)

Other comprehensive income, net of tax	394	912

Comprehensive income	$5,602	$5,412

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1: GENERAL
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal recurring adjustments. The results of operations for the three months ended March 31, 2008, and the cash flows for the three months ended March 31, 2008, should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2007.
NOTE 2: PRINCIPLES OF CONSOLIDATION
The accompanying unaudited consolidated financial statements include the accounts of Southwest Bancorp, Inc. (“Southwest”), its wholly owned financial institution subsidiaries, Stillwater National Bank and Trust Company (“Stillwater National”), SNB Bank of Wichita (“SNB Wichita”), Bank of Kansas (“SNB Kansas”), and its management consulting subsidiaries, Healthcare Strategic Support, Inc. (“HSSI”), and Business Consulting Group, Inc. (“BCG”). All significant intercompany transactions and balances have been eliminated in consolidation.
NOTE 3: INVESTMENT SECURITIES
The following table presents securities with gross unrealized losses and fair value by length of time that the individual securities had been in a continuous unrealized loss position at March 31, 2008. Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
			Loss Existing for:
	Number of	Amortized	Less Than	More Than	Fair
(Dollars in thousands)	Securities	Cost	12 Months	12 Months	Value

Held to Maturity:
Obligations of state and political subdivisions	2	$2,500	$(18)	$—	$2,482

Total	2	$2,500	$(18)	$—	$2,482

Available for Sale:
Mortgage-backed securities	26	$63,329	$(797)	$(1)	$62,531

Total	26	$63,329	$(797)	$(1)	$62,531

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
The declines in fair value noted in the table above were attributable to increases in market interest rates over the yields available at the time the underlying securities were purchased. Management does not believe any of the securities are impaired due to reasons of credit quality, and because Southwest has the ability and intent to hold all of these investments until a market price recovery or maturity, the impairment of these investments is not deemed to be other-than-temporary.

NOTE 4: LOANS AND OTHER REAL ESTATE
Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas. Its commercial lending operations are concentrated in the Oklahoma City, Stillwater, and Tulsa areas of Oklahoma; in the Austin, Dallas, Houston, and San Antonio areas of Texas; and in the Hutchinson, Kansas City, and Wichita areas of Kansas. As a result, the collectibility of Southwest’s loan portfolio can be affected by changes in the economic conditions in these three states and in those metropolitan areas. At March 31, 2008 and December 31, 2007, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets, or were guaranteed by agencies of the United States government or, in the case of private student loans, insured by a private insurer.
As of March 31, 2008, approximately $634.5 million, or 28%, of Southwest’s loan portfolio consisted of loans to individuals and businesses in the healthcare industry. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.
Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.

	At	At
(Dollars in thousands)	March 31, 2008	December 31, 2007

Nonaccrual loans (1)	$26,134	$19,534
Past due 90 days or more	2,807	10,037

Total nonperforming loans	28,941	29,571
Other real estate owned	3,328	2,679

Total nonperforming assets	$32,269	$32,250

Nonperforming loans to portfolio loans receivable	1.27%	1.38%
Allowance for loan losses to nonperforming loans	103.49%	100.04%
Nonperforming assets to portfolio loans receivable and other real estate owned	1.41%	1.50%

(1)	The government-guaranteed portion of loans included in these totals was $1.3 million, for each period presented.
All of the nonaccruing assets are subject to regular tests for impairment as part of Southwest’s allowance for loan losses methodology (see Note 5).
During the first three months of 2008, $6,000 of interest income was received on nonaccruing loans. If interest on those loans had been accrued for the three months ended March 31, 2008, additional total interest income of $471,000 would have been recorded.

NOTE 5: ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LOAN COMMITMENTS
Activity in the allowance for loan losses is shown below for the indicated periods.

	For the three	For the	For the three
	months ended	year ended	months ended
(Dollars in thousands)	March 31, 2008	December 31, 2007	March 31, 2007

Balance at beginning of period	$29,584	$27,293	$27,293
Loans charged-off:
Real estate mortgage	557	1,877	21
Real estate construction	35	129	5
Commercial	1,388	4,579	1,685
Installment and consumer	64	414	17

Total charge-offs	2,044	6,999	1,728
Recoveries:
Real estate mortgage	3	32	24
Commercial	138	606	272
Installment and consumer	33	71	6

Total recoveries	174	709	302

Net loans charged-off	1,870	6,290	1,426
Provision for loan losses	2,236	8,581	1,861

Balance at end of period	$29,950	$29,584	$27,728

Loans outstanding:
Average	$2,304,966	$1,922,867	$1,846,844
End of period	2,353,970	2,211,832	1,775,220
Portfolio loans outstanding (end of period)	2,287,606	2,145,557	1,667,195
Net charge-offs to total average loans (annualized)	0.33%	0.33%	0.31%
Allowance for loan losses to portfolio loans (end of period)	1.31%	1.38%	1.66%
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
Management believes the level of the allowance is adequate to absorb probable losses inherent in the loan portfolio. The allowance for loan and lease losses is determined in accordance with regulatory guidelines and generally accepted accounting principles and is comprised of two primary components. Loans deemed to be impaired (all loans on nonaccrual) are evaluated on an individual basis consistent with the Statement of Financial Accounting Standards No. 114, Accounting for Impairment of a Loan (“SFAS No. 114”). The remaining portion of the allowance is calculated based on the Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS No. 5”). Loans not evaluated for FAS 114 allowance are segmented into homogeneous loan pools. Estimated allowances are based on historical loss trends with adjustments factored in based on qualitative risk factors both internal and external to the Company. These factors include but are not limited to, economy and business conditions, changes in lending staff, lending policies and procedures, quality of loan review, changes in the nature and volume of the portfolios, loss and recovery trends, asset quality trends, and legal and regulatory considerations.
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
The reserve for unfunded loan commitments was $3.2 million, $3.1 million and $1.9 million at March 31, 2008, December 31, 2007, and March 31, 2007, respectively. The reserve, which is included in other liabilities on Southwest’s statement of financial condition, is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.
NOTE 6: FAIR VALUE MEASUREMENTS
Effective January 1, 2008, Southwest adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies only to fair value measurements that are already required or permitted by other generally accepted accounting principles. The adoption of SFAS No. 157 had no impact on Southwest’s financial statements, but it did result in additional required disclosures.
Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category includes U.S. Government and agency mortgage-backed debt securities, municipal obligation securities, and loans held for sale.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes certain private equity investments, and mortgage loan servicing rights.
Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Loans held for sale	$66,364	$—	$66,364	$—
Available for sale securities	214,208	486 20	8,940	4,782
Mortgage loan servicing rights	1,278	—	—	1,278
Derivative contracts	20	—	20	—
Other assets	296	—	—	296

Total	$282,166	$486	$275,324	$6,356

For the three months ended March 31, 2008, the table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). It also summarizes gains and losses due to changes in fair value, including both realized and unrealized, recorded for Level 3 assets and liabilities.

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	Available for Sale	Mortgage Loan
(Dollars in thousands)	Securities	Servicing Rights	Other Assets	Total

Balance at December 31, 2007	$4,809	$1,489	$296	$6,594
Total gains or losses (realized/unrealized) Included in earnings
interest income	2	—	—	2
noninterest income	(57)	(353)	—	(410)
Included in other comprehensive income	28	—	—	28
Purchases, issuances, and settlements	—	142	—	142
Transfers in and/or out of Level 3	—	—	—	—

Balance at March 31, 2008	$4,782	$1,278	$296	$6,356

	Changes in Unrealized Gains or Losses
	Available for	Mortgage Loan
(Dollars in thousands)	Sale Securities	Servicing Rights	Other Assets	Total

Changes in unrealized gains or losses relating to assets still held at reporting date for the three months ended March 31, 2008	$28	$—	$—	$28

Total	$28	$—	$—	$28

Certain financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets measured on a nonrecurring basis include other real estate owned, goodwill, core deposit premiums and mortgage loan servicing rights.
NOTE 7: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Fair Value Hedges
Southwest uses interest rate swaps in order to offset changes in fair value of fixed rate deposits that occur during periods of interest rate volatility. Southwest is able to demonstrate an effective hedging relationship between derivatives and matched items by proving that their changes in fair values substantially offset. Southwest enters into interest rate swap agreements with the objective of converting the fixed interest rate on selected retail brokered CDs to a variable interest rate. The swap agreements require Southwest to pay a variable rate of interest based on a spread to the one-month London Interbank Offered Rate (“LIBOR”) and to receive a fixed rate of interest equal to that of the retail brokered CD (hedged item). Under the swap agreements, Southwest is to pay variable interest payments on a monthly basis; fixed interest payments are to be received on the maturity date of the swap agreement. Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recorded as an adjustment of interest expense of the hedged item. The net cash flows related to fair value hedges decreased interest expense on certificates of deposit by $279,000 for the three months ended March 31, 2008. All of the interest rate swaps outstanding at March 31, 2008 expired on or before April 18, 2008.

The following table provides information on Southwest’s derivative portfolio as of March 31, 2008 and December 31, 2007. Gross unrealized gains and losses on derivatives are included in other liabilities.

	Notional	Gross Unrealized		Estimated
(Dollars in thousands)	Amount	Gains	Losses	Fair Value

At March 31, 2008:

Fair-value hedges
Interest-rate swaps
Pay floating, receive fixed	$30,000	$20	$—	$20

	$30,000	$20	$—	$20

Weighted average floating pay rate	2.91%
Weighted average fixed receive rate	5.28%
Weighted average maturity in months	—

At December 31, 2007:

Fair-value hedges
Interest-rate swaps
Pay floating, receive fixed	$149,975	$64	$—	$64

	$149,975	$64	$—	$64

Weighted average floating pay rate	5.04%
Weighted average fixed receive rate	5.32%
Weighted average maturity in months	2
Southwest is exposed to credit risk on derivative instruments based upon the counterparties’ ability to perform under the terms of the contracts. Southwest manages credit risk through the use of comprehensive credit approval processes, and the selection of only creditworthy counterparties. The amount of credit exposure is limited to the net interest receivable and the fair market value of the derivative contracts in gain positions reduced by the value of any collateral pledged by the counterparty. As of March 31, 2008, the net credit exposure associated with derivative instruments totaled $1.5 million. The maximum net exposure to any counterparty was $1.0 million. The notional amount of the swap position at March 31, 2008 is with two counterparties.
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
In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), Southwest recorded $117,000 of share-based compensation expense for the three month period ended March 31, 2008 related to outstanding stock options.
The share-based compensation is calculated using the accrual method, which treats each vesting tranche as a separate award and amortizes expense evenly from grant date to vest date. This charge had no impact on Southwest’s reported cash flows. The cumulative deferred tax asset that was recorded related to compensation expense was approximately $177,000.
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

				Expected
	Risk-Free	Expected		Option
	Interest	Dividend	Expected	Term
	Rate	Yield	Volatility	(in years)

First quarter 2008	2.30%	2.24%	34.36%	3.00
First quarter 2007	4.51%	1.40%	29.58%	2.50
A summary of options outstanding under the Stock Plans as of March 31, 2008, and changes during the three month period then ended, is presented below.

			Weighted
		Weighted	Average Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (dollars
	Options	Price	Life (Years)	in thousands)

Outstanding at December 31, 2007	883,770	$15.56

Granted	5,000	16.93
Exercised	(145,458)	10.46

Outstanding at March 31, 2008	743,312	$16.56	2.36	$2,952

Total exercisable at March 31, 2008	632,138	$16.49	2.20	$2,414
The weighted average grant date fair value of options granted during the three month period ended March 31, 2008 was $3.71 per share. The total intrinsic value of options exercised during the three month period was $952,000; the amount of cash received from those exercises was $1.5 million. All shares issued upon exercise of options during the three month period ended March 31, 2008 were issued out of treasury shares. The fair value of options that became vested during the three month period was $382,000.
A summary of the status of Southwest’s nonvested stock options as of March 31, 2008 and changes during the three month period then ended is presented below.

	Shares	Weighted
	Issuable	Average
	Upon Exercise	Grant Date
	of Options	Fair Value

Nonvested Balance at December 31, 2007	178,100	$4.56

Granted	5,000	3.71
Vested	(71,926)	5.31
Forfeited	—	—

Nonvested Balance at March 31, 2008	111,174	$4.04

As of March 31, 2008, there was $154,000 of total unrecognized compensation expense related to stock option arrangements granted under the Stock Plans. This unrecognized expense is expected to be recognized during the next two years.

Restricted Stock
For the three months ended March 31, 2008, nonemployee directors were awarded 14,900 shares in restricted common stock at a grant date fair value of $16.93 per share and employees were awarded 4,314 shares in restricted common stock at a grant date fair value of $16.85 per share.
Restricted shares granted as of March 31, 2008 and 2007 were 52,192 and 32,978, respectively. For the three months ended March 31, 2008, Southwest recognized $44,000 in compensation expense, net of tax, related to all restricted shares outstanding; $27,000 in compensation expense, net of tax, was recorded in the first three months of 2007.
The restricted stock grants vest one-third on the first, second and third anniversaries of the date of grant provided the director or employee remains a director or employee of Southwest or a subsidiary on those dates. The restrictions on the shares expire three years after the award date. Southwest will continue to recognize compensation expense over the restricted periods.
NOTE 9: TAXES ON INCOME
In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, the balance of unrecognized tax benefits at March 31, 2008 was $2.2 million (net of federal benefit on state issues), that if recognized, would favorably affect the effective tax rate in any future periods.
Southwest recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the first quarter of the year, an additional $167,000 has been accrued in interest and penalties. Southwest had approximately $1.5 million accrued for interest and penalties at March 31, 2008.
Southwest and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, Southwest is no longer subject to U.S. federal or state tax examinations for years before 2003.
Southwest is currently under audit by the State of Oklahoma for the 2002 tax year. It is likely that the examination phase of the audit will conclude during the year, and it is possible that a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.
NOTE 10: EARNINGS PER SHARE
Basic earnings per share are computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury method. At March 31, 2008 and 2007, there were 403,950 and 128,431 antidilutive options to purchase common shares, respectively.
The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:

	For the three months
	ended March 31,
	2008	2007

Weighted average common shares outstanding	14,413,686	14,263,698
Effect of dilutive securities	194,504	379,215

For calculation of diluted earnings per share	14,608,190	14,642,913

NOTE 11: FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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
The following table provides a summary of Southwest’s off-balance sheet financial instruments:

	For the three	For the
	months ended	year ended
(Dollars in thousands)	March 31, 2008	December 31, 2007

Commitments to extend commercial and real estate mortgage credit	$855,570	$861,851
Standby and commercial letters of credit	12,582	18,580

Total	$868,152	$880,431

A loan commitment is a binding contract to lend up to a maximum amount for a specified period of time provided there is no violation of any financial, economic, or other terms of the contract. A standby letter of credit obligates Southwest to honor a financial commitment to a third party should Southwest’s customer fail to perform. Many loan commitments and most standby letters of credit expire unfunded, and, therefore, commitments do not necessarily represent future outstanding loans or payments. Loan commitments and letters of credit are made under normal credit terms, including interest rates and collateral prevailing at the time, and usually require the payment of a fee by the customer. Commercial letters of credit are commitments generally issued to finance the movement of goods between buyers and sellers. Southwest’s exposure to credit loss, assuming commitments are funded, in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. Please see Note 5, “Allowance for Loans Losses and Reserve for Unfunded Loan Commitments”.
NOTE 12: OPERATING SEGMENTS
Southwest operates six principal segments: Oklahoma Banking, Texas Banking, Kansas Banking, Other States Banking, Secondary Market, and Other Operations. The Oklahoma Banking segment and the Texas Banking segment each consists of three operating units that provide lending and deposit services to customers in the states of Oklahoma and Texas, respectively. The Kansas Banking segment consists of two operating units that provide lending and deposit services to customers in the state of Kansas. The Other States Banking segment provides lending services to customers outside Oklahoma, Texas, and Kansas. The Secondary Market segment consists of two operating units: one that provides student lending services to post-secondary students in Oklahoma and several other states and the other that provides residential mortgage lending services to customers in Oklahoma, Texas, and Kansas. Other Operations includes Southwest’s fund management unit.
The primary purpose of the fund management unit is to manage Southwest’s overall liquidity needs and interest rate risk. Each segment borrows funds from and provides funds to the fund management unit as needed to support its operations. The value of funds provided and the cost of funds borrowed from the funds management unit by each segment are internally priced at rates that approximate market rates for funds with similar duration.
The Other Operations segment also includes SNB Investor Services, corporate investments, consulting subsidiaries, and nonbank cash machine operations; these operations are discussed more fully in the 2007 Annual Report.
Southwest identifies reportable segments by type of service provided and geographic location. Operating results are adjusted for intercompany loan participations and borrowings, allocated service costs, and management fees.
The accounting policies of each reportable segment are the same as those of Southwest. Expenses for consolidated back-office operations are allocated to operating segments based on estimated uses of those services. General overhead expenses such as executive administration, accounting, and internal audit are allocated based on the direct expense and/or deposit and loan volumes of the operating segment. Income tax expense for the operating segments is calculated at statutory rates. The Other Operations segment records the tax expense or benefit necessary to reconcile to the consolidated financial statements.
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
In the first quarter of 2008, Southwest changed its segment disclosures to report Texas, Kansas and Other States separately. Portfolio loans are allocated based upon the state of the borrower, or the location of the real estate in the case of real estate loans. Loans included in the “Other States Banking” segment are portfolio loans attributable to thirty-three states other than Oklahoma, Texas, or Kansas, and primarily consist of healthcare and commercial real estate credits. These out of state loans are administered by offices in Oklahoma, Texas, or Kansas. The amounts for first quarter 2007 have been revised using the same geographical locations.

The following table summarizes financial results by operating segment:

For the Three Months Ended March 31, 2008
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations	Company

Net interest income	$11,371	$8,039	$2,892	$2,066	$367	$(2,928)	$21,807
Provision for loan losses	1,611	292	376	(43)	—	—	2,236
Noninterest income	2,332	391	134	47	14	1,796	4,714
Noninterest expenses	8,034	4,217	1,912	612	662	393	15,830

Income (loss) before taxes	4,058	3,921	738	1,544	(281)	(1,525)	8,455
Taxes on income	1,555	1,515	280	575	(107)	(571)	3,247

Net income (loss)	$2,503	$2,406	$458	$969	$(174)	$(954)	$5,208

Fixed asset expenditures	$358	$83	$—	$—	$—	$227	$668
Total loans at period end	943,331	797,700	287,339	259,236	66,364	—	2,353,970
Total assets at period end	950,964	796,789	301,250	257,346	74,856	289,375	2,670,580
Total deposits at period end (1)	1,292,528	134,638	125,941	—	1,690	540,130	2,094,927

(1)	Brokered Deposits are included in the Oklahoma Banking Segment.

For the Three Months Ended March 31, 2007
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations	Company

Net interest income	$12,155	$6,102	$2,150	$1,678	$883	$(254)	$22,714
Provision for loan losses	696	1,022	143	—	—	—	1,861
Noninterest income	1,735	346	(66)	23	1,223	79	3,340
Noninterest expenses	6,237	2,761	1,463	1,301	941	4,128	16,831

Income (loss) before taxes	6,957	2,665	478	400	1,165	(4,303)	7,362
Taxes on income	2,679	1,022	270	160	412	(1,681)	2,862

Net income (loss)	$4,278	$1,643	$208	$240	$753	$(2,622)	$4,500

Fixed asset expenditures	$619	$21	$48	$—	$57	$116	$861
Total loans at period end	766,990	507,384	206,405	186,416	108,025	—	1,775,220
Total assets at period end	773,198	509,808	207,341	186,416	117,675	399,741	2,194,179
Total deposits at period end (1)	1,206,833	101,994	54,233	—	2,377	437,744	1,803,181

(1)	Brokered Deposits are included in the Oklahoma Banking Segment.
NOTE 13: ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED
In December 2007, the Financial Accounting Standards Board revised Statement No. 141, Business Combinations (Revised 2007) (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141(R) requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. The fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141(R) requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, Accounting for Contingencies. SFAS No. 141(R) is expected to have an impact on Southwest’s accounting for future business combinations closing on or after January 1, 2009, if any.

In December 2007, the Financial Accounting Standards Board issued Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51 “SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for Southwest on January 1, 2009 and is not expected to have a significant impact on Southwest’s financial statements.
In March 2008, the Financial Accounting Standards Board issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for Southwest on January 1, 2009 and is not expected to have a significant impact on Southwest’s financial statements.
NOTE 14: COMMITMENTS AND CONTINGENCIES
In the first quarter of 2007, Southwest recorded a charge of approximately $2.5 million representing cash due from certain ATMs owned by Cash Source, Inc. (“CSI”), a subsidiary of Stillwater National, that an armored transportation company failed to deliver. Stillwater National and CSI have filed legal actions against the armored transportation company, its owners, and others for the recovery of their funds and damages, have notified law enforcement and bank regulatory authorities and their insurers, and continue to pursue means of recovery. The 2008 financial statements reflect related legal expenses incurred by Southwest in the first three months of approximately $61,000. Southwest continues to vigorously pursue its investigation and efforts to recover the missing cash or otherwise mitigate its damages. Southwest filed its proof of loss with the insurer on August 6, 2007, which the insurer denied in April 2008. Stillwater National and CSI are considering their response to the insurer’s denial.
NOTE 15: VISA USA SHARES
Stillwater National and other VISA USA member banks are obligated to share in costs resulting from litigation against VISA USA, including the costs of the November 9, 2007, settlement of an antitrust lawsuit brought by American Express and potential costs of certain other pending litigation. In the fourth quarter of 2007, Southwest recorded approximately $713,000 as its estimated share of the settlement and other pending litigation expenses relating to these obligations. In March 2008, Visa, Inc. (Visa) completed an initial public offering. This transaction allowed Visa to place part of the cash proceeds into an escrow account that will be utilized to pay litigation and settlement expenses. Southwest’s portion of this escrow is approximately $566,000, which is reflected in the first quarter 2008 financial statements as a reduction in general and administrative expense and in the related payable established in the fourth quarter 2007. These amounts are an estimate and further adjustments may be required.
As a result of Visa’s public offering, Stillwater National recorded a gain of $1.2 million before tax expense for the redemption for cash of 29,212 shares of VISA USA shares owned by Stillwater National carried at a zero dollar basis. Stillwater National owns an additional 46,348 shares of Class B Visa stock carried at a zero dollar basis. These remaining shares will be held in escrow by Visa until the later of the third anniversary of the public offering date or the final resolution of the litigation discussed above.

SOUTHWEST BANCORP, INC.
Management’s Discussion and Analysis
of Financial Condition and Results of Operations
Forward-Looking Statements. This management’s discussion and analysis of financial condition and results of operations, the notes to Southwest’s unaudited consolidated financial statements, and other portions of this report include forward-looking statements such as: statements of Southwest’s goals, intentions, and expectations; estimates of risks and of future costs and benefits; expectations regarding future financial performance of Southwest and its operating segments; assessments of loan quality, probable loan losses, and the amount and timing of loan growth, performing and problem loan payoffs and loan losses; liquidity, contractual obligations, off-balance sheet risk, and market or interest rate risk; and statements of Southwest’s ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws, regulations, and accounting principles; and a variety of other matters. These other matters, include, among other things, the direct and indirect effects of the recent subprime and consumer lending issues on interest rates, credit quality, loan demand, liquidity, and monetary and supervisory policies of banking regulators. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest’s past growth and performance do not necessarily indicate its future results.
Management’s discussion and analysis of Southwest’s consolidated financial condition and results of operations should be read in conjunction with Southwest’s unaudited consolidated financial statements and the accompanying notes.
GENERAL
Southwest Bancorp, Inc. (“Southwest”) is a financial holding company for Stillwater National Bank and Trust Company (“Stillwater National”), SNB Bank of Wichita (“SNB Wichita”), Bank of Kansas (“SNB Kansas”), Healthcare Strategic Support, Inc. (“HSSI”), and Business Consulting Group, Inc. (“BCG”). Through its subsidiaries, Southwest offers commercial and consumer lending, deposit and investment services, and specialized cash management, consulting and other financial services from offices in Oklahoma City, Stillwater, Tulsa, and Chickasha, Oklahoma; Austin, Dallas, Houston, San Antonio, and Tilden, Texas; and Hutchinson, South Hutchinson, Kansas City, and Wichita, Kansas; and on the Internet, through SNB DirectBanker®.
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
Southwest’s expansion outside Oklahoma began in 2002. At March 31, 2008, the Texas Banking segment accounted for $797.7 million in loans, the Kansas Banking segment accounted for $287.3 million in loans and the Other States Banking Segment accounted for $259.2 million in loans. In total, these offices accounted for 59% of portfolio loans and 57% of total loans, which include loans held for sale. During the first three months of 2008, these segments produced $3.8 million in net income (74% of the consolidated total), $74.8 million in loan growth, and $73.2 million in asset growth.
The Oklahoma Banking segment accounted for $2.5 million, or 48%, of consolidated year-to-date net income. Outstanding loans in the Oklahoma Banking Segment totaled $943.3 million at quarter end and increased by $67.2 million, or 8%, from December 31, 2007.

Southwest has a long history of student and residential mortgage lending. These operations comprise the Secondary Market business segment. During the first three months of 2008, this segment incurred a net loss of $174,000 as a result of decreased noninterest income and reduced margin. Secondary Market loans and assets increased slightly during the first three months of the year, but were down significantly from March 31, 2007, as a result of a reduction in student loans.
For additional information on Southwest’s operating segments, please see Note 12, “Operating Segments”, in the Notes to Unaudited Consolidated Financial Statements. The total of net income of the segments discussed above does not equal consolidated net income for the first three months of 2008 due to losses from the Secondary Market segment and the Other Operations segment, which provides funding and liquidity services to the rest of the organization.
Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest became a public company in late 1993 with assets of approximately $434 million. At March 31, 2008, Southwest had total assets of $2.7 billion, deposits of $2.1 billion, and shareholders’ equity of $224.2 million.
FINANCIAL CONDITION
Total Assets and Investment Securities
Southwest’s total assets were $2.7 billion at March 31, 2008, and $2.6 billion at December 31, 2007.
Southwest’s investment security portfolio decreased $20.5 million, or 8%, from $256.3 million at December 31, 2007, to $235.8 million at March 31, 2008. The decrease is primarily the result of a $102.0 million (54%) decrease in U.S. government and agency securities, resulting from increased early redemption of callable agency securities in reaction to a significant decline in market interest rates, offset in part by a $79.1 million (206%) increase in mortgage backed securities, and a $2.5 million (27%) increase in tax-exempt securities during the first three months of 2008.
Loans
Total loans, including loans held for sale, were $2.4 billion at March 31, 2008, a 6% increase from $2.2 billion at December 31, 2007. Commercial real estate mortgage, real estate construction, commercial, student loans, and other consumer loans increased, while one-to-four family residential mortgage loans decreased.
The following table presents the trends in the composition of the loan portfolio at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2008	2007	$ Change	% Change

Real estate mortgage
Commercial	$846,757	$750,047	$96,710	12.89%
One-to-four family residential	110,938	111,085	(147)	(0.13)
Real estate construction	744,090	724,929	19,161	2.64
Commercial	544,183	521,501	22,682	4.35
Installment and consumer
Student loans	63,706	61,555	2,151	3.49
Other	44,296	42,715	1,581	3.70

Total loans	$2,353,970	$2,211,832	$142,138

The composition of loans held for sale and reconciliation to total loans is shown in the following table.

	March 31,	December 31,
(Dollars in thousands)	2008	2007	$ Change	% Change

Loans held for sale:
Student loans	$63,706	$61,555	$2,151	3.49%
One-to-four family residential	1,417	3,442	(2,025)	(58.83)
Other loans held for sale	1,241	1,278	(37)	(2.90)

Total loans held for sale	66,364	66,275	89
Portfolio loans	2,287,606	2,145,557	142,049	6.62

Total loans	$2,353,970	$2,211,832	$142,138

Subprime and indirect lending have never been a part of Southwest’s business strategy and its exposure to subprime and indirect loans and subprime lenders is minimal. One-to-four family mortgages account for less than 5% of total loans. Southwest monitors credits to verify the exposure to indirect subprime lending on an ongoing basis.
Management determines the appropriate level of the allowance for loan losses. (See Note 5: “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.) At March 31, 2008, the allowance for loan losses was $30.0 million, an increase of $366,000, or 1%, from the allowance for loan losses at December 31, 2007. This change is a result of growth in performing commercial and commercial real estate loans and an increase in potential problem loans offset in part by decreases in the allowance related to impaired loans. The allowance was 1.31% and 1.38% of total portfolio loans at March 31, 2008 and December 31, 2007, respectively. Management believes the amount of the allowance is appropriate. Changes in the amount of the allowance resulted from the application of that methodology, which is designed to estimate inherent losses on total loans in the portfolio, including those on nonperforming loans.
At March 31, 2008, the allowance for loan losses was $30.0 million, or 103.49% of nonperforming loans, compared to $29.6 million, or 100.04% of nonperforming loans, at December 31, 2007. (See “Results of Operations-Provision for Loan Losses.”)
Performing loans considered potential problem loans (loans that are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems cause management to have concerns as to the ability of the borrowers to comply with the present loan repayment terms and which may become problems in the future) amounted to approximately $69.6 million at March 31, 2008, compared to $61.6 million at December 31, 2007. Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.
At March 31, 2008, the reserve for unfunded loan commitments was $3.2 million, a $145,000, or 5%, increase from the amount at December 31, 2007. This change is due to an increase in commitments and the reserve on commitments related to potential problem loans.
Deposits and Other Borrowings
Southwest’s deposits were $2.1 billion at March 31, 2008 and December 31, 2007. Increases occurred in interest-bearing demand, money market accounts, savings accounts, and time deposits, offset by decreased noninterest-bearing demand deposits.

The following table presents the trends in the composition of deposits at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2008	2007	$ Change	% Change

Noninterest-bearing demand	$248,315	$257,067	$(8,752)	(3.40)%
Interest-bearing demand	71,450	63,323	8,127	12.83
Money market accounts	553,850	541,950	11,900	2.20
Savings accounts	13,808	13,032	776	5.95
Time deposits of $100,000 or more	690,421	690,985	(564)	(0.08)
Other time deposits	517,083	492,222	24,861	5.05

Total deposits	$2,094,927	$2,058,579	$36,348

Stillwater National has substantial unused borrowing availability in the form of unsecured brokered certificate of deposits from Merrill Lynch & Co., Citigroup Global Markets, Inc., Wachovia Securities LLC, UBS Financial Services, Inc., RBC Dain Rauscher, Morgan Stanley & Co., Inc., and CountryWide Securities in connection with its retail certificate of deposit program. At March 31, 2008, $325.0 million in these retail certificates of deposit were included in time deposits of $100,000 or more, a decrease of $10.0 million, or 3%, from year-end 2007.
Included in time deposits of $100,000 or more in the above table, Stillwater National has brokered certificates of deposit totaling $1.2 million as of March 31, 2008. In addition, Stillwater National has brokered certificates of deposit issued in amounts under $100,000 totaling $12.4 million and $681,000 as of March 31, 2008, and December 31, 2007, respectively, included in other time deposits in the above table,.
Other borrowings increased $64.2 million, or 29%, to $282.5 million during the first three months of 2008. The increase reflects the changes in the need for funding based on loan and deposit activities for the period.
Shareholders’ Equity
Shareholders’ equity increased $6.5 million, or 3%, due primarily to earnings of $5.2 million for the first three months of 2008, offset by dividends declared totaling $1.4 million. Issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan, and share based compensation plans, including tax benefits realized, contributed an additional $1.9 million to shareholders’ equity in the first three months of 2008. Net unrealized holding gains and losses on available for sale investment securities (net of tax) increased to $802,000 at March 31, 2008, compared to $408,000 at December 31, 2007.
At March 31, 2008, Southwest, Stillwater National, SNB Wichita, and SNB Kansas continued to exceed all applicable regulatory capital requirements. See “Capital Resources” on page 29.
RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 and 2007
Net income for the first quarter of 2008 of $5.2 million represented an increase of $708,000, or 16%, from the $4.5 million earned in the first quarter of 2007. Diluted earnings per share were $0.36 compared to $0.31, a 16% increase. The increase in quarterly net income was the result of a $1.4 million, or 41%, increase in noninterest income and a $1.0 million, or 6%, decrease in noninterest expense offset in part by a $907,000, or 4%, decrease in net interest income, a $375,000, or 20%, increase in the provision for loan losses and a $385,000, or 13%, increase in income taxes.
The $907,000 decrease in net interest income for the quarter was primarily due to the effects of decreased loan yields, which more than offset the favorable effects of increased loan volume. Provisions for loan losses are booked in the amounts necessary to increase the allowance for loan losses to an appropriate level at period end after charge-offs for the period. The necessary provision for first quarter of 2008 was $375,000 more than the provision required for first quarter of 2007. (See Note 5: “Allowance for Loan Losses and Unfunded Loan Commitments,” in the Notes to Unaudited Consolidated Financial Statements.)

The increase in noninterest income was mainly the result of higher gains on securities of $1.7 million and increased service charges and fees of $222,000, offset in part by $368,000 decreased gains on the sale of loans. The decrease in noninterest expense consists of a $2.8 million decrease in other general and administrative expense offset in part by a $1.1 million increase in salaries and employee benefits, a $210,000 increase in the provision for unfunded loan commitments, a $330,000 increase in FDIC and other insurance, and a $79,000 increase in other real estate expense.
On an operating segment basis, the increase in net income was the result of a $1.7 million reduction in the loss from the Other Operations segment, primarily attributable to the $1.2 million gain generated from the redemption of certain VISA USA common shares during the quarter and the $566,000 reduction of general and administrative expenses associated with the VISA USA escrow account established for litigation. Additionally, there was a $763,000 increase from the Texas Banking segment, a $729,000 increase from the Other States Banking segment, and a $250,000 increase from the Kansas Banking segment, offset by a $1.8 million decrease in net income from the Oklahoma Banking segment and a $927,000 decrease from the Secondary Market segment.
Net Interest Income

	For the three months
	ended March 31,
(Dollars in thousands)	2008	2007	$ Change	% Change

Interest income:
Loans	$40,610	$40,286	$324	0.80%
Investment securities:
U.S. government and agency obligations	1,168	2,138	(970)	(45.37)
Mortgage-backed securities	937	292	645	220.89
State and political subdivisions	90	43	47	109.30
Other securities	141	206	(65)	(31.55)
Other interest-earning assets	28	65	(37)	(56.92)

Total interest income	42,974	43,030	(56)	(0.13)

Interest expense:
Interest-bearing demand deposits	141	81	60	74.07
Money market accounts	4,528	3,962	566	14.29
Savings accounts	22	20	2	10.00
Time deposits of $100,000 or more	7,865	8,132	(267)	(3.28)
Other time deposits	5,698	5,028	670	13.33
Other borrowings	2,029	2,131	(102)	(4.79)
Subordinated debentures	884	962	(78)	(8.11)

Total interest expense	21,167	20,316	851	4.19

Net interest income	$21,807	$22,714	$(907)	(3.99)%

Net interest income is the difference between the interest income Southwest earns on its loans, investments, and other interest-earning assets, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Because different types of assets owned and liabilities issued by Southwest may react differently, and at different times, to changes in market interest rates, net interest income is affected by changes in market interest rates. When interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. Similarly, when interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase of market rates of interest could reduce net interest income.
Yields on Southwest’s interest-earning assets decreased 143 basis points, while the rates paid on Southwest’s interest-bearing liabilities decreased only 73 basis points, resulting in a decrease in the interest rate spread to 2.79% for the first quarter of 2008 from 3.49% for the first quarter of 2007. During the same periods, annualized net interest margin was 3.45% and 4.34%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities decreased to 119.66% from 121.84%.

The decrease in interest income was the result of the 143 basis point decrease in the yield earned on interest-earning assets, which was offset in part by the effects of a $420.1 million, or 20%, increase in average interest-earning assets. Southwest’s average loans increased $458.1 million, or 25%; however, the related yield decreased to 7.09% for the first quarter of 2008 from 8.85% in 2007. During the same period, average investment securities decreased $35.6 million, or 13%, and the related yield decreased slightly to 3.97% from 3.99% in 2007.
The increase in total interest expense can be attributed to the $382.8 million, or 22%, increase in average interest-bearing liabilities, offset in part by a 73 basis point decrease in the rates paid on interest-bearing liabilities.

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

	For the three months ended March 31,
(Dollars in thousands)	2008 vs. 2007
	Increase	Due to Change
	Or	In Average:
	(Decrease)	Volume	Rate

Interest earned on:
Loans receivable (1)	$324	$8,911	$(8,587)
Investment securities	(343)	(351)	8
Other interest-earning assets	(37)	(26)	(11)

Total interest income	(56)	7,741	(7,797)
Interest paid on:
Interest-bearing demand	60	19	41
Money market accounts	566	1,580	(1,014)
Savings accounts	2	4	(2)
Time deposits	403	1,508	(1,105)
Other borrowings	(102)	643	(745)
Subordinated debentures	(78)	—	(78)

Total interest expense	851	4,070	(3,219)

Net interest income	$(907)	$3,671	$(4,578)

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the three months ended March 31,
(Dollars in thousands)	2008		2007
	Average	Average	Average	Average
	Balance	Yield/Rate	Balance	Yield/Rate

Assets
Total loans	$2,304,966	7.09%	$1,846,844	8.85%
Investment securities	236,552	3.97	272,139	3.99
Other interest-earning assets	2,763	4.08	5,210	5.06

Total interest-earning assets	2,544,281	6.79	2,124,193	8.22
Other assets	73,175		81,727
Total assets	$2,617,456		$2,205,920

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$72,734	0.78%	$60,462	0.54%
Money market accounts	546,034	3.34	371,496	4.33
Savings accounts	13,463	0.66	11,106	0.73
Time deposits	1,208,782	4.51	1,078,439	4.95

Total interest-bearing deposits	1,841,013	3.99	1,521,503	4.59
Other borrowings	238,811	3.42	175,514	4.92
Subordinated debentures	46,393	7.54	46,393	8.29

Total interest-bearing liabilities	2,126,217	4.00	1,743,410	4.73
Noninterest-bearing demand deposits	247,241		238,532
Other liabilities	21,756		22,080
Shareholders’ equity	222,242		201,898

Total liabilities and shareholders’ equity	$2,617,456		$2,205,920

Interest rate spread		2.79%		3.49%

Net interest margin (1)		3.45%		4.34%

Ratio of average interest-earning assets to average interest-bearing liabilities	119.66%		121.84%

(1)	Net interest margin = annualized net interest income / average interest-earning assets

Noninterest Income

	For the three months
	ended March 31,
(Dollars in thousands)	2008	2007	$ Change	% Change

Noninterest income:
ATM service charges	$353	$318	$35	11.01%
Other service charges	1,885	1,509	376	24.92
Other fees	219	408	(189)	(46.32)
Other noninterest income	172	345	(173)	(50.14)
Gain on sales of loans:
Student loan sales	298	956	(658)	(68.83)
Mortgage loan sales	193	160	33	20.63
All other loan sales	349	92	257	279.35
Gain (loss) on investment securities	1,245	(448)	1,693	(377.90)

Total noninterest income	$4,714	$3,340	$1,374	41.14%

The increase in other service charges is the result of increases in commercial account service charges due to a reduction in earnings credits on balances caused by decreases in interest rates, while the decrease in other noninterest income is primarily the result of losses incurred on the sale of fixed assets offset in part by increased consulting income.
The decrease in other fees is the result of a $260,000 impairment charge on loan servicing rights recognized during the quarter offset in part by $76,000 in increased brokerage fees.
Gain on sales of loans is a reflection of the activity in the student, mortgage and commercial lending areas discussed elsewhere in this report.
Gain on investment securities includes a $1.2 million gain due to the redemption of certain VISA USA common shares during the first quarter.
Noninterest Expense

	For the three months
	ended March 31,
(Dollars in thousands)	2008	2007	$ Change	% Change

Noninterest expense:
Salaries and employee benefits	$9,222	$8,125	$1,097	13.50%
Occupancy	2,458	2,403	55	2.29
FDIC and other insurance	453	123	330	268.29
Other real estate (net)	10	(69)	79	(114.49)
Unfunded loan commitment reserve	145	(65)	210	(323.08)
Other general and administrative	3,542	6,314	(2,772)	(43.90)

Total noninterest expense	$15,830	$16,831	$(1,001)	(5.95)%

Salaries and employee benefits increased $1.1 million primarily as a result of annual compensation increases, an increase in the number of employees, and a $212,000 increase in accrued bonus expense. The number of full-time equivalent employees for the quarter decreased from 489 at the beginning of the quarter to 467 as of March 31, 2008. For the first quarter of 2007, the number of full-time equivalent employees for the quarter increased from 429 at the beginning of the quarter to 443 as of March 31, 2007.
Effective in 2007, under the Deposit Insurance Reform Act of 2005, depository institutions in all risk categories must pay FDIC insurance premiums. In conjunction with the premiums paid in 2007, Southwest utilized an assessment credit to substantially offset the FDIC insurance premiums. Current quarterly premiums are approximately $315,000.

The unfunded loan commitment reserve increased $210,000 due to an increase both in commitments and the reserve on commitments related to potential problem loans.
Current period other general and administrative expenses includes increased accounting fees of $135,000, increased advertising fees of $99,000, and increased intangible amortization expense of $96,000, offset in part by the $566,000 reversal of prior year’s Visa litigation accrual. The net decrease in general and administrative expenses is the result of the $2.5 million cash receivable write-off and the $300,000 in related legal expenses that occurred in first quarter 2007. (See Note 14: “Commitments and Contingencies” in the Notes to Unaudited Consolidated Financial Statements.)
Provisions for Loan Losses and for Unfunded Loan Commitments
Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses and the reserve for unfunded loan commitments at the levels Southwest determines are appropriate. (See Note 5: “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments,” in the Notes to Unaudited Consolidated Financial Statements.)
The allowance for loan losses of $30.0 million increased $366,000, or 1%, from year-end 2007. A provision for loan losses of $2.2 million was recorded in the first three months of 2008, an increase of $375,000 or 20%, from the first three months of 2007. The increase in the provision for loan losses was the result of the calculations of the appropriate allowance at each period end. This change in the period end allowance is the result of growth in performing commercial and commercial real estate loans and an increase in potential problem loans offset in part by decreases in the allowance related to impaired loans. (See Note 5: “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments,” in the Notes to Unaudited Consolidated Financial Statements.)
At March 31, 2008, the reserve for unfunded loan commitments was $3.2 million, a $145,000, or 5%, increase from the amount reported at December 31, 2007. This reserve is included in other liabilities. The related provision for unfunded loan commitments is a component of general and administrative expense. (See Note 5: “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments,” in the Notes to Unaudited Consolidated Financial Statements.)
Taxes on Income
Southwest’s income tax expense was $3.2 million and $2.9 million for the first three months of 2008 and 2007, respectively, an increase of $385,000, or 13%. The effective tax rate for the first three months of 2008 was 38.40% while the effective tax rate for the first three months of 2007 was 38.88%.
LIQUIDITY
Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as available for sale investments. Additional sources of liquidity, including cash flow from the repayment of loans and the sale of participations in outstanding loans, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of deposits, reductions in liquid assets, and accessibility to capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans, and operate the organization.
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
Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $1.4 million at March 31, 2008. Stillwater National has approved federal funds purchase lines totaling $375.0 million with twelve banks; $129.5 million was outstanding on these lines at March 31, 2008. Stillwater National has available a $458.0 million line of credit, SNB Wichita has a $24.8 million line of credit, and SNB Kansas has an $18.5 million line of credit from the FHLB. Borrowings under the FHLB lines are secured by investment securities and loans. At March 31, 2008, the Stillwater National FHLB line of credit had an outstanding balance of $96.5 million, the SNB Wichita line of credit had an outstanding balance of $5.0 million, and the SNB Kansas line of credit has no amount outstanding. In addition, Southwest has available two lines of credit from Sallie Mae, one for $200 million and one for $75 million. Borrowings under the $200 million line would be secured by student loans and borrowings under the $75 million line are used exclusively to fund disbursements under the consolidation loan program which Sallie Mae began in 2007. Southwest had no amount outstanding on the $200 million line and had $46,000 outstanding on the $75 million line as of March 31, 2008.
See also “Deposits and Other Borrowings” on page 21 for funds available on brokered certificate of deposit lines of credit.
Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of U.S. government agency obligations, which are designated as pledged with Stillwater National’s safekeeping agent. These transactions are for one to four day periods. Outstanding balances under this program were $35.0 million and $45.2 million as of March 31, 2008 and 2007, respectively.
During the first three months of 2008, the only categories of other borrowings whose averages exceeded 30% of ending shareholders’ equity were federal funds purchased and funds borrowed from the FHLB.

	March 31, 2008		March 31, 2007
	Federal	Funds	Federal	Funds
	Funds	Borrowed	Funds	Borrowed
(Dollars in thousands)	Purchased	from the FHLB	Purchased	from the FHLB

Amount outstanding at end of period	$129,500	$101,500	$1,500	$76,500
Weighted average rate paid at end of period	2.52%	3.16%	5.31%	5.05%
Average Balance:
For the three months ended	$111,800	$88,807	$53,136	$80,859
Average Rate Paid:
For the three months ended	3.39%	3.64%	5.35%	5.03%
Maximum amount outstanding at any month end	$149,300	$101,500	$67,500	$86,500
During the first three months of 2008, cash and cash equivalents decreased by $8.1 million, or 18%, to $37.6 million. This decrease was the net result of cash used in investing activities of $122.7 million, (primarily net loans originated net of principal repayments), offset in part by cash provided from financing activities of $101.1 million (primarily from increased other borrowings and deposits), and cash provided by operating activities of $13.6 million.
During the first three months of 2007, cash and cash equivalents increased by $41.6 million, or 72%, to $99.2 million. This increase was the net result of cash provided from operating activities of $91.0 million and cash provided from financing activities of $21.8 million (primarily from an increase in deposits, partially offset by a decline in borrowings), offset in part by cash used in net loan origination and other investing activities of $71.2 million.
CAPITAL RESOURCES
Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines. At March 31, 2008, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 10.69%, a Tier I risk-based capital ratio of 9.47%, and a leverage ratio of 9.91%. As of March 31, 2008, Stillwater National, SNB Wichita, and SNB Kansas also met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, SNB Wichita, or SNB Kansas by bank or thrift regulators.
On March 3, 2008, Southwest declared a dividend of $.0950 per common share payable on April 1, 2008 to shareholders of record as of March 18, 2008.
CORRECTION OF INVESTMENT SECURITIES VALUATION
The accompanying unaudited statements and related portions of management’s discussion and analysis reflect a correction in the valuation of certain VISA USA Class B stock from that used in the earnings release issued on April 17, 2008. These shares, held in escrow by VISA, were originally reported at a value of $2.1 million and are currently reported at their historical cost of zero as described in Note 15 to the financial statements.

The changes, all of which are listed below, had no effect on net income or earnings per share, and had an immaterial effect on assets, shareholders’ equity, regulatory capital ratios or classification, book value, related measures, and financial condition. The items in the “As Currently Reported” column shown below also reflect several immaterial reclassifications made to conform with presentation used in regulatory reports completed after the date of the earnings release

		At March 31, 2008 or for three months then ended
	As Currently	As Originally		Percentage
(dollars in thousands except per share)	Reported	Reported	Difference	Difference

Investment securities available for sale:
Estimated fair value	$214,208	$216,272	$(2,064)	(0.95)%
Other Assets	18,987	18,185	802	4.41%
Total Assets	2,670,580	2,671,842	(1,262)	(0.05)%
Accumulated other comprehensive income	802	2,064	(1,262)	(61.14)%
Total shareholders’ equity	224,155	225,417	(1,262)	(0.56)%
Total liabilities and shareholders’ equity	2,670,580	2,671,842	(1,262)	(0.05)%
Book value per share	15.43	15.52	(0.09)	(0.58)%
Tangible book value per share	14.95	15.03	(0.08)	(0.53)%
Regulatory capital data:
Total capital	291,638	292,567	(929)	(0.32)%
Total risk adjusted assets	2,727,853	2,728,622	(769)	(0.03)%
Total capital to risk-weighted assets	10.69%	10.72%	(0.03)%
Other ratios:
Shareholders’ equity to total assets	8.39%	8.44%	(0.05)%
Return on average equity	9.43%	9.42%	0.01%
The percentage differences of average assets and shareholders’ equity balances were less than 10 basis points.
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
Estimated Changes in Net Interest Income

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp	(100) bp	(200) bp

Policy Limit	(18.00)%	(10.00)%	(5.00)%	(5.00)%	(10.00)%
March 31, 2008	+ 0.82%	(0.15)%	(1.03)%	(2.68)%	(5.80)%
December 31, 2007	+ 9.59%	+ 3.87%	+ 2.10%	(2.97)%	(5.68)%
As of May 1, 2008, the overnight federal funds rate is 2.00%. Southwest believes a down 300 bp rate scenario is impractical since it would result in rates of 0%. As a result, a down 300 bp scenario has not been included. The net interest income at risk position improved in one of the two decreasing interest rate scenarios when compared to the December 31, 2007 risk position. In a rising interest rate environment, Southwest’s net interest income declines in two of the three interest rate scenarios. When the rising interest rate scenarios are compared to December 31, 2007, the percentage of increase in net interest income declined in all three interest rate scenarios. Although assumed unlikely by Southwest’s asset/liability committee, Southwest’s largest exposure to changes in interest rate is in the (200 bp) scenario with a measure of (5.80%) at March 31, 2008, a decline of 12 percentage points from the December 31, 2007 level of (5.68%). All of the above measures of net interest income at risk remain well within prescribed policy limits.
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
Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp	(100) bp	(200) bp

Policy Limit	(35.00)%	(20.00)%	(10.00)%	(10.00)%	(20.00)%
March 31, 2008	(15.45)%	(9.14)%	(2.59)%	(0.92)%	(1.17)%
December 31, 2007	(9.68)%	(4.31)%	(0.57)%	+ 0.04%	+ 0.91%
As of March 31, 2008, the economic value of equity measure declined in all interest rate scenarios when compared to the December 31, 2007 percentages. Southwest’s largest economic value of equity exposure is the +300 bp scenario which declined 5.77 percentage points to (15.45%) on March 31, 2008 from the December 31, 2007 value of (9.68%). The economic value of equity ratio in all scenarios remains well within Southwest’s Asset and Liability Management Policy limits.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of March 31, 2008. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of March 31, 2008.
First Three Months 2008 Changes in Internal Control over Financial Reporting
No change occurred during the first three months of 2008 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.
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

There were no material changes in risk factors during the first three months of 2008 from those disclosed in Southwest’s Form 10-K for the year ended December 31, 2007.

Item 2:	Unregistered sales of equity securities and use of proceeds

There were no unregistered sales of equity securities by Southwest during the quarter ended March 31, 2008.

There were no purchases of Southwest’s common stock by or on behalf of Southwest or any affiliated purchasers of Southwest (as defined in Securities and Exchange Commission Rule 10b-18) during the three months ended March 31, 2008.

Item 3:	Defaults upon senior securities

None

Item 4:	Submission of matters to a vote of security holders

None

Item 5:	Other information

None

Item 6:	Exhibits

Exhibit 31(a), (b) Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32(a), (b) 18 U.S.C. Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANCORP, INC. (Registrant)
By:	/s/ Rick Green	May 8, 2008
	Rick Green	Date
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kerby Crowell	May 8, 2008
	Kerby Crowell	Date
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)