Form 10-Q
period 2008-06-30
SOUTHWEST BANCORP INC
filed 2008-08-08
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
☑ YES     ☐ NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES     ☑ NO
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
14,527,940 (08/07/08)

SOUTHWEST BANCORP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Unaudited Consolidated Statements of Financial Condition at June 30, 2008 and December 31, 2007	3
Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007	4
Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	5
Unaudited Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2008	6
Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2008 and 2007	7
Notes to Unaudited Consolidated Financial Statements	8
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34
ITEM 4. CONTROLS AND PROCEDURES	35
PART II. OTHER INFORMATION	37
SIGNATURES	39
EX-3.1: AMENDED AND RESTATED CERTIFICATE OF INCORPORATION
EX-10.1: 2008 STOCK BASED AWARD PLAN
EX-10.2: FORM OF RESTRICTED STOCK AGREEMENT AMENDMENTS
EX-31.A: CERTIFICATION
EX-31.B: CERTIFICATION
EX-32.A: CERTIFICATION
EX-32.B: CERTIFICATION

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
(Dollars in thousands)	2008	2007

Assets
Cash and due from banks	$51,462	$45,678
Investment securities:
Held to maturity, fair value $8,282 (2008) and $5,838 (2007)	8,340	5,838
Available for sale, amortized cost $214,547 (2008) and $236,707 (2007)	212,466	237,358
Federal Reserve Bank and Federal Home Loan Bank Stock, at cost	13,327	13,116
Loans held for sale	62,892	66,275
Loans receivable, net of allowance for loan losses of $31,341 (2008) and $29,584 (2007)	2,350,552	2,115,973
Accrued interest receivable	12,624	23,117
Premises and equipment, net	23,607	24,323
Other real estate	2,523	2,679
Goodwill	7,071	7,064
Other intangible assets, net	4,157	4,580
Other assets	23,992	18,297

Total assets	$2,773,013	$2,564,298

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand	$299,699	$257,067
Interest-bearing demand	81,415	63,323
Money market accounts	548,099	541,950
Savings accounts	13,809	13,032
Time deposits of $100,000 or more	740,174	690,985
Other time deposits	527,805	492,222

Total deposits	2,211,001	2,058,579
Accrued interest payable	9,680	11,441
Income tax payable	3,924	1,766
Other liabilities	11,452	10,154
Other borrowings	265,614	218,356
Subordinated debentures	46,393	46,393

Total liabilities	2,548,064	2,346,689
Shareholders’ equity:
Common stock — $1 par value; 20,000,000 shares authorized; 14,658,042 shares issued and outstanding	14,658	14,658
Paid in capital	45,818	46,478
Retained earnings	168,099	161,482
Accumulated other comprehensive income (loss)	(1,256)	408
Treasury stock, at cost; 131,566 (2008) and 300,833 (2007) shares	(2,370)	(5,417)

Total shareholders’ equity	224,949	217,609

Total liabilities & shareholders’ equity	$2,773,013	$2,564,298

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands, except earnings per share data)	2008	2007	2008	2007

Interest income:
Interest and fees on loans	$37,485	$39,578	$78,095	$79,864
Investment securities:
U.S. government and agency obligations	747	2,142	1,915	4,280
Mortgage-backed securities	1,407	334	2,344	626
State and political subdivisions	100	49	190	92
Other securities	172	322	313	528
Other interest-earning assets	20	115	48	180

Total interest income	39,931	42,540	82,905	85,570

Interest expense:
Interest-bearing demand	166	98	307	179
Money market accounts	3,062	4,743	7,590	8,705
Savings accounts	19	21	41	41
Time deposits of $100,000 or more	7,051	7,781	14,916	15,913
Other time deposits	4,809	5,250	10,507	10,278
Other borrowings	1,887	1,089	3,916	3,220
Subordinated debentures	653	946	1,511	1,879

Total interest expense	17,647	19,928	38,788	40,215

Net interest income	22,284	22,612	44,117	45,355

Provision for loan losses	3,190	2,107	5,426	3,968

Net interest income after provision for loan losses	19,094	20,505	38,691	41,387

Noninterest income:
Service charges and fees	2,812	2,306	5,269	4,541
Other noninterest income	541	400	687	716
Gain on sales of loans	603	800	1,443	2,008
Gain on securities	3	1,919	1,248	1,471

Total noninterest income	3,959	5,425	8,647	8,736

Noninterest expense:
Salaries and employee benefits	8,856	8,358	18,078	16,483
Occupancy	2,602	2,388	5,060	4,791
FDIC and other insurance	521	140	974	263
Other real estate, net	197	(41)	207	(110)
General and administrative	4,156	3,963	7,843	10,212

Total noninterest expense	16,332	14,808	32,162	31,639

Income before taxes	6,721	11,122	15,176	18,484
Taxes on income	2,559	4,281	5,806	7,143

Net income	$4,162	$6,841	$9,370	$11,341

Basic earnings per share	$0.29	$0.48	$0.65	$0.79
Diluted earnings per share	$0.28	$0.47	$0.64	$0.77
Cash dividends declared per share	$0.0950	$0.0925	$0.1900	$0.1850

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months
	ended June 30,
(Dollars in thousands)	2008	2007

Operating activities:
Net income	$9,370	$11,341
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,426	3,968
Deferred tax benefit	(680)	(722)
Asset depreciation	1,411	1,436
Securities premium amortization (discount accretion), net	49	(14)
Amortization of intangibles	733	326
Stock based compensation	306	582
Net gain on sale/call of investment securities	(1,248)	(1,471)
Net gain on sales of available for sale loans	(1,443)	(2,008)
Net loss on sales of premises/equipment	223	2
Net gain on other real estate owned	(369)	(11)
Proceeds from sales of residential mortgage loans	32,506	27,982
Residential mortgage loans originated for resale	(32,345)	(25,930)
Proceeds from sales of student loans	56,270	201,111
Student loans originated for resale	(51,545)	(86,213)
Net change in assets and liabilities:
Accrued interest receivable	10,493	4,398
Other assets	(4,078)	4,703
Income taxes payable	2,457	2,327
Excess tax benefit from share-based payment arrangements	(306)	(397)
Accrued interest payable	(1,761)	(2,836)
Other liabilities	1,083	(291)

Net cash provided by operating activities	26,552	138,283

Investing activities:
Proceeds from sales of available for sale securities	7,787	1,919
Proceeds from principal repayments, calls and maturities:
Available for sale securities	159,662	5,624
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(211)	(404)
Purchases of held to maturity securities	(2,500)	(3,700)
Purchases of available for sale securities	(144,090)	(8,388)
Loans originated and principal repayments, net	(249,913)	(169,494)
Purchases of premises and equipment	(1,055)	(1,537)
Proceeds from sales of premises and equipment	155	38
Proceeds from sales of other real estate owned	10,515	449

Net cash used in investing activities	(219,650)	(175,493)

Financing activities:
Net increase in deposits	152,422	58,195
Net increase (decrease) in other borrowings	47,258	(42,533)
Net proceeds from issuance of common stock	1,594	782
Excess tax benefit from share-based payment arrangements	306	397
Common stock dividends paid	(2,698)	(2,495)

Net cash provided from financing activities	198,882	14,346

Net change in cash and cash equivalents	5,784	(22,864)
Cash and cash equivalents:
Beginning of period	45,678	57,618

End of period	$51,462	$34,754

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury	Shareholders’
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2007	14,658,042	$14,658	$46,478	$161,482	$408	$(5,417)	$217,609
Cash dividends declared:
Common, $0.19 per share, and other dividends	—	—	—	(2,753)	—	—	(2,753)
Common stock issued:
Employee Stock Option Plan	—	—	(1,103)	—	—	2,629	1,526
Employee Stock Purchase Plan	—	—	(2)	—	—	47	45
Dividend Reinvestment Plan	—	—	(2)	—	—	25	23
Restricted Stock	—	—	(21)	—	—	346	325
Tax benefit related to exercise of stock options	—	—	306	—	—	—	306
Stock Compensation Expense	—	—	162	—	—	—	162
Other comprehensive income, net of tax	—	—	—	—	(1,664)	—	(1,664)
Net income	—	—	—	9,370	—	—	9,370

Balance, June 30, 2008	14,658,042	$14,658	$45,818	$168,099	$(1,256)	$(2,370)	$224,949

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands)	2008	2007	2008	2007

Net income	$4,162	$6,841	$9,370	$11,341

Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities	(3,349)	1,764	(1,484)	2,805
Reclassification adjustment for gains arising during the period	(3)	(1,919)	(1,248)	(1,471)

Other comprehensive income (loss), before tax	(3,352)	(155)	(2,732)	1,334
Tax (expense) benefit related to items of other comprehensive income	1,294	24	1,068	(553)

Other comprehensive income (loss), net of tax	(2,058)	(131)	(1,664)	781

Comprehensive income	$2,104	$6,710	$7,706	$12,122

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1: GENERAL
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States of America. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal recurring adjustments. The results of operations for the six months ended June 30, 2008, and the cash flows for the six months ended June 30, 2008, should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2007.
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
NOTE 3: RECLASSIFICATIONS
Certain reclassifications have been made to prior year amounts of income statement accounts to conform to current year presentation. These reclassifications had no impact on previously reported net income.
NOTE 4: INVESTMENT SECURITIES
The following table presents securities with gross unrealized losses and fair value by length of time that the individual securities had been in a continuous unrealized loss position at June 30, 2008. Securities whose market values exceed cost are excluded from this table.

			Loss Existing for:
	Number of	Amortized	Less Than	More Than	Fair
(Dollars in thousands)	Securities	Cost	12 Months	12 Months	Value

Held to Maturity:
Obligations of state and political subdivisions	13	$3,970	$(74)	$—	$3,896

Total	13	$3,970	$(74)	$—	$3,896

Available for Sale:
Federal agency securities	10	$43,002	$(630)	$—	$42,372
Obligations of state and political subdivisions	1	1,250	(1)	—	1,249
Mortgage-backed securities	34	90,998	(2,786)	—	88,212

Total	45	$135,250	$(3,417)	$—	$131,833

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
NOTE 5: LOANS AND OTHER REAL ESTATE
Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas. Its commercial lending operations are concentrated in Oklahoma City, Dallas, Tulsa, and its other metropolitan markets in Texas, Kansas, and Oklahoma. As a result, the collectibility of Southwest’s loan portfolio can be affected by changes in the economic conditions in those states and markets. At June 30, 2008 and December 31, 2007, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets, or were guaranteed by agencies of the United States government or, in the case of private student loans, insured by a private insurer.
As of June 30, 2008, approximately $638.0 million, or 27%, of Southwest’s loan portfolio consisted of loans to individuals and businesses in the healthcare industry. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.
Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.

	At	At
(Dollars in thousands)	June 30, 2008	December 31, 2007

Nonaccrual loans (1)	$30,861	$19,534
Past due 90 days or more	1,242	10,037

Total nonperforming loans	32,103	29,571
Other real estate owned	2,523	2,679

Total nonperforming assets	$34,626	$32,250

Nonperforming loans to portfolio loans receivable	1.35%	1.38%
Allowance for loan losses to nonperforming loans	97.63%	100.04%
Nonperforming assets to portfolio loans receivable and other real estate owned	1.45%	1.50%

(1)	The government-guaranteed portion of loans included in these totals was $1.2 million and $1.3 million, respectively.
All of the nonaccruing assets are subject to regular tests for impairment as part of Southwest’s allowance for loan losses methodology (see Note 6).
During the first six months of 2008, $21,000 of interest income was received on nonaccruing loans. If interest on those loans had been accrued for the six months ended June 30, 2008, additional total interest income of $948,000 would have been recorded.

NOTE 6: ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LOAN COMMITMENTS
Activity in the allowance for loan losses is shown below for the indicated periods.

	For the six	For the	For the six
	months ended	year ended	months ended
(Dollars in thousands)	June 30, 2008	December 31, 2007	June 30, 2007

Balance at beginning of period	$29,584	$27,293	$27,293
Loans charged-off:
Real estate mortgage	1,151	1,877	1,550
Real estate construction	760	129	5
Commercial	1,861	4,579	1,870
Installment and consumer	164	414	178

Total charge-offs	3,936	6,999	3,603
Recoveries:
Real estate mortgage	7	32	24
Commercial	203	606	363
Installment and consumer	57	71	9

Total recoveries	267	709	396

Net loans charged-off	3,669	6,290	3,207
Provision for loan losses	5,426	8,581	3,968

Balance at end of period	$31,341	$29,584	$28,054

Loans outstanding:
Average	$2,359,489	$1,922,867	$1,820,792
End of period	2,444,785	2,211,832	1,842,539
Portfolio loans outstanding (end of period)	2,381,893	2,145,557	1,769,528
Net charge-offs to total average loans (annualized)	0.31%	0.33%	0.36%
Allowance for loan losses to portfolio loans (end of period)	1.32%	1.38%	1.59%
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
Management believes the level of the allowance is adequate to absorb probable losses inherent in the loan portfolio. The allowance for loan and lease losses is determined in accordance with regulatory guidelines and generally accepted accounting principles and is comprised of two primary components. Loans deemed to be impaired (all loans on nonaccrual) are evaluated on an individual basis consistent with the Statement of Financial Accounting Standards No. 114, Accounting for Impairment of a Loan (“SFAS No. 114”). The remaining portion of the allowance is calculated based on the Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS No. 5”). Loans not evaluated for FAS 114 allowance are segmented into homogeneous loan pools. Estimated allowances are based on historical loss trends with adjustments factored in based on qualitative risk factors both internal and external to the Company. These factors include but are not limited to, economic and business conditions, changes in lending staff, lending policies and procedures, quality of loan review, changes in the nature and volume of the portfolios, loss and recovery trends, asset quality trends, and legal and regulatory considerations.
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
The reserve for unfunded loan commitments was $3.2 million, $3.1 million and $2.0 million at June 30, 2008, December 31, 2007, and June 30, 2007, respectively. The reserve, which is included in other liabilities on Southwest’s statement of financial condition, is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.
NOTE 7: FAIR VALUE MEASUREMENTS
Effective January 1, 2008, Southwest adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies only to fair value measurements that are already required or permitted by other generally accepted accounting principles. The adoption of SFAS No. 157 had no impact on Southwest’s financial statements, but it did result in additional required disclosures. On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”). FSP No. 157-2 amends SFAS No. 157 to delay the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.
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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category includes U.S. Government and agency mortgage-backed debt securities, municipal obligation securities, and loans held for sale.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes certain private equity investments.
As of June 30, 2008, assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Loans held for sale	$62,892	$—	$62,892	$—
Available for sale securities	208,640	611	207,126	903

Total	$271,532	$611	$270,018	$903

For the six months ended June 30, 2008, the following table presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). It also summarizes changes in unrealized gains and losses recorded in earnings for the period for Level 3 assets and liabilities.

Available for Sale
(Dollars in thousands)	Securities

Balance at December 31, 2007	$982
Total gains or losses (realized/unrealized)
Included in earnings
interest income	(12)
noninterest income	(60)
Included in other comprehensive income	(7)
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Balance at June 30, 2008	$903

Changes in unrealized gains or losses included in earnings related to assets still held at reporting date for the six months ended June 30, 2008	$(53)

Certain financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets measured on a nonrecurring basis include other real estate owned, goodwill, core deposit premiums, and mortgage loan servicing rights. These assets are recorded at the lower of cost or fair value. During first quarter 2008, mortgage loan servicing rights were written down $260,000 to a fair value of $1.3 million.
NOTE 8: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Fair Value Hedges
Southwest uses interest rate swaps in order to offset changes in fair value of fixed rate deposits that occur during periods of interest rate volatility. Southwest is able to demonstrate an effective hedging relationship between derivatives and matched items by proving that their changes in fair values substantially offset. Southwest enters into interest rate swap agreements with the objective of converting the fixed interest rate on selected retail brokered CDs to a variable interest rate. The swap agreements require Southwest to pay a variable rate of interest based on a spread to the one-month London Interbank Offered Rate (“LIBOR”) and to receive a fixed rate of interest equal to that of the retail brokered CD (hedged item). Under the swap agreements, Southwest is to pay variable interest payments on a monthly basis; fixed interest payments are to be received on the maturity date of the swap agreement. Amounts to be paid or received under these swap agreements are accounted for on an accrual basis and recorded as an adjustment of interest expense of the hedged item. The net cash flows related to fair value hedges decreased interest expense on certificates of deposit by $284,000 for the six months ended June 30, 2008. There are no interest rate swaps outstanding at June 30, 2008.
As of December 31, 2007, Southwest’s derivative portfolio consisted of gross unrealized gains of $64,000, which were included in other liabilities, a weighted average floating pay rate of 5.04%, a weighted average fixed receive rate of 5.32%, and a weighted average maturity of 2 months.
NOTE 9: SHARE-BASED COMPENSATION
The Southwest Bancorp, Inc. 1994 Stock Option Plan and 1999 Stock Option Plan (the “Stock Plans”) provide directors and selected key employees with the opportunity to acquire common stock through grants of options exercisable for common stock and other stock based awards.
The Southwest Bancorp, Inc. 2008 Stock Based Award Plan (the “2008 Stock Plan”) was approved at the annual shareholders’ meeting held April 24, 2008. The 2008 Stock Plan replaces the Southwest Bancorp, Inc. 1999 Stock Option Plan, as amended (the “1999 Plan”). Options issued under the 1999 Plan and Southwest’s 1994 Stock Option Plan will continue in effect and will be subject to the requirements of those plans, but no new options will be granted under them. The 2008 Stock Plan authorizes awards for up to 800,000 shares of Southwest common stock over its ten-year term.

Stock Options
The exercise price of all stock options granted under the Stock Plans is the fair market value on the grant date. Depending upon terms of the stock option agreements, stock options generally become exercisable on an annual basis and expire from five to ten years after the date of grant.
In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), Southwest recorded $162,000 of share-based compensation expense for the six month period ended June 30, 2008 related to outstanding stock options.
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
Share-based employee compensation expense under the fair value method was measured using the following quarterly assumptions for options granted during the respective quarters. No options were granted in second quarter of 2008.

				Expected
	Risk-Free	Expected		Option
	Interest	Dividend	Expected	Term
	Rate	Yield	Volatility	(in years)

Second quarter 2008	N/A	N/A	N/A	N/A
First quarter 2008	2.30%	2.24%	34.36%	3.00
Second quarter 2007	4.73%	1.48%	29.60%	2.50
First quarter 2007	4.51%	1.40%	29.58%	2.50
A summary of options outstanding under the Stock Plans as of June 30, 2008, and changes during the six month period then ended, is presented below.

			Weighted
		Weighted	Average Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (dollars
	Options	Price	Life (Years)	in thousands)

Outstanding at December 31, 2007	883,770	$15.56

Granted	5,000	16.93
Exercised	(146,058)	10.45
Canceled/expired	(900)	5.88

Outstanding at June 30, 2008	741,812	$16.59	2.11	$1,366

Total exercisable at June 30, 2008	644,702	$16.61	1.98	$1,105
The weighted average grant date fair value of options granted during the six month period ended June 30, 2008 was $3.71 per share. The total intrinsic value of options exercised during the six month period was $959,000; the amount of cash received from those exercises was $1.5 million. All shares issued upon exercise of options during the six month period ended June 30, 2008 were issued out of treasury shares. The fair value of options that became vested during the six month period was $449,000.
A summary of the status of Southwest’s nonvested stock options as of June 30, 2008 and changes during the six month period then ended is presented below.

	Shares	Weighted
	Issuable	Average
	Upon Exercise	Grant Date
	of Options	Fair Value

Nonvested Balance at December 31, 2007	178,100	$4.56

Granted	5,000	3.71
Vested	(85,090)	5.28
Forfeited	(900)	2.12

Nonvested Balance at June 30, 2008	97,110	$3.91

As of June 30, 2008, there was $108,000 of total unrecognized compensation expense related to stock option arrangements granted under the Stock Plans. This unrecognized expense is expected to be recognized during the next two years.
Restricted Stock
Restricted shares granted as of June 30, 2008 and 2007 were 52,192 and 32,978, respectively. For the six months ended June 30, 2008, Southwest recognized $88,000 in compensation expense, net of tax, related to all restricted shares outstanding; $64,000 in compensation expense, net of tax, was recorded in the first six months of 2007. As of June 30, 2008, there was $513,000 of total unrecognized compensation expense related to restricted shares granted under the Stock Plans. This unrecognized expense is expected to be recognized during the next three years.
The restricted stock grants vest one-third on the first, second and third anniversaries of the date of grant provided the director or employee remains a director or employee of Southwest or a subsidiary on those dates. The restrictions on the shares expire three years after the award date provided that all restrictions will end, and the awards will be fully vested, upon a change in control of Southwest or the permanent and total disability or death of the participant. Southwest will continue to recognize compensation expense over the restricted periods.
NOTE 10: TAXES ON INCOME
In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, the balance of unrecognized tax benefits at June 30, 2008 was $2.4 million (net of federal benefit on state issues), that if recognized, would favorably affect the effective tax rate in any future periods.
Southwest recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the second quarter of the year, an additional $159,000 has been accrued in interest and penalties. Southwest had approximately $1.6 million accrued for interest and penalties at June 30, 2008.
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
NOTE 11: EARNINGS PER SHARE
Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury method. At June 30, 2008 and 2007, there were 472,942 and 134,765 antidilutive options to purchase common shares, respectively.

The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007

Weighted average common shares outstanding	14,526,038	14,299,111	14,469,862	14,281,502
Effect of dilutive securities	154,224	345,752	174,250	361,930

For calculation of diluted earnings per share	14,680,262	14,644,863	14,644,112	14,643,432

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
The following table provides a summary of Southwest’s off-balance sheet financial instruments:

	At	At
(Dollars in thousands)	June 30, 2008	December 31, 2007

Commitments to extend commercial and real estate mortgage credit	$767,517	$861,851
Standby and commercial letters of credit	11,066	18,580

Total	$778,583	$880,431

A loan commitment is a binding contract to lend up to a maximum amount for a specified period of time provided there is no violation of any financial, economic, or other terms of the contract. A standby letter of credit obligates Southwest to honor a financial commitment to a third party should Southwest’s customer fail to perform. Many loan commitments and most standby letters of credit expire unfunded, and, therefore, commitments do not necessarily represent future outstanding loans or payments. Loan commitments and letters of credit are made under normal credit terms, including interest rates and collateral prevailing at the time, and usually require the payment of a fee by the customer. Commercial letters of credit are commitments generally issued to finance the movement of goods between buyers and sellers. Southwest’s exposure to credit loss, assuming commitments are funded, in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. Please see Note 6, “Allowance for Loans Losses and Reserve for Unfunded Loan Commitments”.
NOTE 13: OPERATING SEGMENTS
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
Southwest identifies reportable segments by type of service provided and geographic location. Operating results are adjusted for borrowings, allocated service costs, and management fees.

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
In the first quarter of 2008, Southwest changed its segment disclosures to report Texas, Kansas and Other States separately. Portfolio loans are allocated based upon the state of the borrower, or the location of the real estate in the case of real estate loans. Loans included in the “Other States Banking” segment are portfolio loans attributable to thirty-one states other than Oklahoma, Texas, or Kansas, and primarily consist of healthcare and commercial real estate credits. These out of state loans are administered by offices in Oklahoma, Texas, or Kansas. For comparability, the amounts for second quarter 2007 and for the six months ended June 30, 2007 have been restated using the same geographical allocation method.
The following table summarizes financial results by operating segment:

For the Three Months Ended June 30, 2008
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations	Company

Net interest income	$11,588	$8,262	$2,173	$2,612	$375	$(2,726)	$22,284
Provision for loan losses	557	1,871	647	115	—	—	3,190
Noninterest income	1,895	378	76	26	743	841	3,959
Noninterest expenses	8,174	3,869	1,662	811	1,055	761	16,332

Income (loss) before taxes	4,752	2,900	(60)	1,712	63	(2,646)	6,721
Taxes on income	1,829	1,123	(20)	684	23	(1,080)	2,559

Net income (loss)	$2,923	$1,777	$(40)	$1,028	$40	$(1,566)	$4,162

For the Three Months Ended June 30, 2007
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations	Company

Net interest income	$12,216	$6,484	$2,314	$1,612	$320	$(334)	$22,612
Provision for loan losses	486	1,022	299	300	—	—	2,107
Noninterest income	3,777	317	173	4	834	320	5,425
Noninterest expenses	7,885	3,290	1,738	(216)	800	1,311	14,808

Income (loss) before taxes	7,622	2,489	450	1,532	354	(1,325)	11,122
Taxes on income	2,802	921	124	602	157	(325)	4,281

Net income (loss)	$4,820	$1,568	$326	$930	$197	$(1,000)	$6,841

For the Six Months Ended June 30, 2008
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations	Company

Net interest income	$22,959	$16,300	$5,065	$4,678	$742	$(5,627)	$44,117
Provision for loan losses	2,168	2,163	1,023	72	—	—	5,426
Noninterest income	4,227	770	210	73	757	2,610	8,647
Noninterest expenses	16,208	8,086	3,574	1,423	1,717	1,154	32,162

Income (loss) before taxes	8,810	6,821	678	3,256	(218)	(4,171)	15,176
Taxes on income	3,384	2,638	260	1,259	(84)	(1,651)	5,806

Net income (loss)	$5,426	$4,183	$418	$1,997	$(134)	$(2,520)	$9,370

Fixed asset expenditures	$499	$111	$39	$30	$—	$376	$1,055
Total loans at period end	965,952	857,160	277,887	280,894	62,892	—	2,444,785
Total assets at period end	968,624	858,262	288,416	283,577	68,184	305,950	2,773,013
Total deposits at period end	1,364,339	149,154	139,097	—	2,121	556,290	2,211,001

For the Six Months Ended June 30, 2007
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations	Company

Net interest income	$24,371	$12,586	$4,464	$3,290	$1,203	$(559)	$45,355
Provision for loan losses	1,182	2,044	442	300	—	—	3,968
Noninterest income	5,512	663	106	28	2,057	370	8,736
Noninterest expenses	14,122	6,051	3,201	1,085	1,741	5,439	31,639

Income (loss) before taxes	14,579	5,154	927	1,933	1,519	(5,628)	18,484
Taxes on income	5,481	1,943	394	762	569	(2,006)	7,143

Net income (loss)	$9,098	$3,211	$533	$1,171	$950	$(3,622)	$11,341

Fixed asset expenditures	$717	$173	$241	$—	$57	$349	$1,537
Total loans at period end	804,890	567,132	198,229	199,277	73,011	—	1,842,539
Total assets at period end	809,109	568,657	198,088	202,640	79,506	338,005	2,196,005
Total deposits at period end	1,237,322	109,648	50,187	—	2,160	424,489	1,823,806
NOTE 14: ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED
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
In May 2008, the Financial Accounting Standards Board issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.
NOTE 15: COMMITMENTS AND CONTINGENCIES
In the first quarter of 2007, Southwest recorded a charge of approximately $2.5 million representing cash due from certain ATMs owned by Cash Source, Inc. (“CSI”), a subsidiary of Stillwater National, that an armored transportation company failed to deliver. Stillwater National and CSI have filed legal actions against the armored transportation company, its owners, and others for the recovery of their funds and damages, have notified law enforcement and bank regulatory authorities and their insurers, and continue to pursue means of recovery. The 2008 financial statements reflect related legal expenses incurred by Southwest in the first six months of approximately $193,000 and approximately $785,000 during the year 2007 of which $500,000 was incurred in the first six months of 2007. Southwest continues to vigorously pursue its investigation and efforts to recover the missing cash or otherwise mitigate its damages. Southwest filed its proof of loss with the insurer on August 6, 2007, which the insurer denied in April 2008. Stillwater National and CSI are considering their response to the insurer’s denial.
NOTE 16: VISA USA SHARES
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
NOTE 17: SUBSEQUENT EVENT
On July 2, 2008, Southwest’s subsidiary, Southwest Capital Trust II, a statutory trust formed under the laws of the State of Delaware (the “Trust”) sold and issued $30.0 million aggregate liquidation amount of 10.50% Trust Preferred Securities representing preferred beneficial interests in the Trust (the “Trust Preferred Securities”) in a firm commitment underwritten public offering. On July 11, 2008, the Trust sold and issued an additional $4.5 million in Trust Preferred Securities following exercise in full by the underwriters of their option to cover over-allotments.
Each Trust Preferred Security pays cash distributions at the annual rate of 10.50% of the stated liquidation amount of $25.00 per security. The stated liquidation amount will be distributed to the holders on September 15, 2038, unless earlier redeemed. The Trust invested the proceeds from the sale of Trust Preferred Securities in Southwest’s 10.50% Junior Subordinated Debentures due 2038. Southwest intends to use the net proceeds of the Trust Preferred Securities to further capitalize Southwest’s bank subsidiaries in order to support growth and for general corporate purposes.

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
Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest became a public company in late 1993 with assets of approximately $434 million. At June 30, 2008, Southwest had total assets of $2.8 billion, deposits of $2.2 billion, and shareholders’ equity of $224.9 million.
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
Southwest’s expansion outside Oklahoma began in 2002. At June 30, 2008, the Texas Banking segment accounted for $857.2 million in loans, the Kansas Banking segment accounted for $277.9 million in loans and the Other States Banking Segment accounted for $280.9 million in loans. In total, these offices accounted for 59% of portfolio loans and 58% of total loans, which include loans held for sale. During the first six months of 2008, these segments produced $6.6 million in net income (70% of the consolidated total), $146.5 million in loan growth, and $148.0 million in asset growth.

The Oklahoma Banking segment accounted for $5.4 million, or 58%, of consolidated year-to-date net income. Outstanding loans in the Oklahoma Banking Segment totaled $966.0 million at quarter end and increased by $89.9 million, or 10%, from December 31, 2007.
Southwest offers products to the student and residential mortgage lending markets. These operations comprise the Secondary Market business segment. During the first six months of 2008, this segment incurred a net loss of $134,000 as a result of decreased noninterest income and reduced margin. Secondary Market loans and assets decreased slightly during the first six months of the year, and were down significantly from June 30, 2007, as a result of a reduction in student loans. Southwest engages in residential mortgage lending, but residential mortgages have not been a significant element of Southwest’s strategy. Please see “Financial Condition: Loans” below for additional information.
For additional information on Southwest’s operating segments, please see Note 13, “Operating Segments”, in the Notes to Unaudited Consolidated Financial Statements. The total of net income of the segments discussed above does not equal consolidated net income for the first six months of 2008 due to losses from the Secondary Market segment and the Other Operations segment, which provides funding and liquidity services to the rest of the organization.
FINANCIAL CONDITION
Total Assets and Investment Securities
Southwest’s total assets were $2.8 billion at June 30, 2008, and $2.2 billion at June 30, 2007.
Southwest’s investment security portfolio decreased $22.2 million, or 9%, from $256.3 million at December 31, 2007, to $234.1 million at June 30, 2008. The decrease is primarily the result of a $108.8 million (57%) decrease in U.S. government and agency securities, resulting from increased early redemption of callable agency securities in reaction to a significant decline in market interest rates, offset in part by a $84.1 million (219%) increase in mortgage backed securities, and a $2.5 million (27%) increase in tax-exempt securities during the first six months of 2008.
Loans
Total loans, including loans held for sale, were $2.4 billion at June 30, 2008, an 11% increase from $2.2 billion at December 31, 2007. Commercial real estate mortgage, one-to-four family residential mortgage, commercial, and other consumer loans increased, while real estate construction and student loans decreased.
The following table presents the trends in the composition of the loan portfolio at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2008	2007	$ Change	% Change

Real estate mortgage
Commercial	$991,679	$750,047	$241,632	32.22%
One-to-four family residential	118,056	111,085	6,971	6.28
Real estate construction	666,756	724,929	(58,173)	(8.02)
Commercial	566,830	521,501	45,329	8.69
Installment and consumer
Student loans	57,413	61,555	(4,142)	(6.73)
Other	44,051	42,715	1,336	3.13

Total loans	$2,444,785	$2,211,832	$232,953

The composition of loans held for sale and reconciliation to total loans is shown in the following table.

	June 30,	December 31,
(Dollars in thousands)	2008	2007	$ Change	% Change

Loans held for sale:
Student loans	$57,413	$61,555	$(4,142)	(6.73)%
One-to-four family residential	4,283	3,442	841	24.43
Other loans held for sale	1,196	1,278	(82)	(6.42)

Total loans held for sale	62,892	66,275	(3,383)
Portfolio loans	2,381,893	2,145,557	236,336	11.02

Total loans	$2,444,785	$2,211,832	$232,953

Subprime and indirect lending have never been a part of Southwest’s business strategy and its exposure to subprime and indirect loans and subprime lenders is minimal. One-to-four family mortgages account for less than 5% of total loans and one-to-four family construction loans account for less than 4% of total loans. Southwest monitors credits to verify the exposure to indirect subprime lending on an ongoing basis.
Management determines the appropriate level of the allowance for loan losses. (See Note 6: “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.) At June 30, 2008, the allowance for loan losses was $31.3 million, an increase of $1.8 million, or 6%, from the allowance for loan losses at December 31, 2007. This change is a result of growth in performing commercial and commercial real estate loans and an increase in potential problem loans offset in part by decreases in the allowance related to impaired loans. The allowance was 1.32% and 1.38% of total portfolio loans at June 30, 2008 and December 31, 2007, respectively. Management believes the amount of the allowance is appropriate. Changes in the amount of the allowance resulted from the application of that methodology, which is designed to estimate inherent losses on total loans in the portfolio, including those on nonperforming loans.
At June 30, 2008, the allowance for loan losses was $31.3 million, or 97.63% of nonperforming loans, compared to $29.6 million, or 100.04% of nonperforming loans, at December 31, 2007. (See “Results of Operations-Provision for Loan Losses.”)
Performing loans considered potential problem loans (loans that are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems cause management to have concerns as to the ability of the borrowers to comply with the present loan repayment terms and which may become problems in the future) amounted to approximately $71.1 million at June 30, 2008, compared to $61.6 million at December 31, 2007. Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.
At June 30, 2008, the reserve for unfunded loan commitments was $3.2 million, a $159,000, or 5%, increase from the amount at December 31, 2007. This change is due to an increase in commitments related to potential problem loans.
Deposits and Other Borrowings
Southwest’s deposits were $2.2 billion at June 30, 2008 and $2.1 billion at December 31, 2007. Increases occurred in all deposit accounts.

The following table presents the trends in the composition of deposits at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2008	2007	$ Change	% Change

Noninterest-bearing demand	$299,699	$257,067	$42,632	16.58%
Interest-bearing demand	81,415	63,323	18,092	28.57
Money market accounts	548,099	541,950	6,149	1.13
Savings accounts	13,809	13,032	777	5.96
Time deposits of $100,000 or more	740,174	690,985	49,189	7.12
Other time deposits	527,805	492,222	35,583	7.23

Total deposits	$2,211,001	$2,058,579	$152,422

Stillwater National has substantial unused borrowing availability in the form of unsecured brokered certificate of deposits from Merrill Lynch & Co., Citigroup Global Markets, Inc., Wachovia Securities LLC, UBS Financial Services, Inc., RBC Dain Rauscher, and Morgan Stanley & Co., Inc., in connection with its retail certificate of deposit program. At June 30, 2008, $359.2 million in these retail certificates of deposit were included in time deposits of $100,000 or more, an increase of $24.2 million, or 7%, from year-end 2007.
Included in time deposits of $100,000 or more in the above table, Stillwater National has brokered certificates of deposit totaling $602,000 as of June 30, 2008.
In addition, Stillwater National has brokered certificates of deposit issued in amounts under $100,000 totaling $10.8 million and $681,000 as of June 30, 2008, and December 31, 2007, respectively, included in other time deposits in the above table.
Other borrowings increased $47.3 million, or 22%, to $265.6 million during the first six months of 2008. The increase reflects the changes in the need for funding based on loan and deposit activities for the period.
Shareholders’ Equity
Shareholders’ equity increased $7.3 million, or 3%, due primarily to earnings of $9.4 million for the first six months of 2008, offset by dividends declared totaling $2.8 million. Issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan, and share based compensation plans, including tax benefits realized, contributed an additional $2.4 million to shareholders’ equity in the first six months of 2008. Net unrealized holding gains and losses on available for sale investment securities (net of tax) decreased to a loss of $1.3 million at June 30, 2008, compared to a gain of $408,000 at December 31, 2007.
At June 30, 2008, Southwest, Stillwater National, SNB Wichita, and SNB Kansas continued to exceed all applicable regulatory capital requirements. See “Capital Resources” on page 34.
RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2008 and 2007
Net income for the second quarter of 2008 of $4.2 million represented a decrease of $2.7 million, or 39%, from the $6.8 million earned in the second quarter of 2007. Diluted earnings per share were $0.28 compared to $0.47, a 40% decrease. The decrease in quarterly net income was the result of a $328,000, or 1%, decrease in net interest income, a $1.1 million, or 51%, increase in the provision for loans losses, a $1.5 million, or 27%, decrease in noninterest income and a $1.5 million, or 10%, increase in noninterest expense offset by a $1.7 million, or 40%, decrease in income taxes.
The $328,000 decrease in net interest income for the quarter was primarily due to the effects of decreased loan yields, which more than offset the favorable effects of increased loan volume. Provisions for loan losses are booked in the amounts necessary to increase the allowance for loan losses to an appropriate level at period end after charge-offs for the period. The necessary provision for second quarter of 2008 was $1.1 million more than the provision required for second quarter of 2007. (See Note 6: “Allowance for Loan Losses and Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.)

The decrease in noninterest income was mainly the result of lower gains on securities of $1.9 million offset in part by increased service charges and fees of $506,000. The increase in noninterest expense consists of a $498,000 increase in salaries and employee benefits, a $381,000 increase in FDIC and other insurance, a $329,000 increase in other general and administrative expense, a $238,000 increase in other real estate expense, and a $214,000 increase in occupancy expense, offset by a $136,000 decrease in the provision for unfunded loan commitments.
On an operating segment basis, the decrease in net income was the result of a $1.9 million reduction in net income from the Oklahoma Banking segment, a $566,000 increased loss from the Other Operations segment, a $366,000 reduction in net income from the Kansas Banking segment, and a $157,000 reduction in net income from the Secondary Market segment, offset by a $209,000 increase from the Texas Banking segment and a $98,000 increase from the Other States Banking segment.
Net Interest Income

	For the three months
	ended June 30,
(Dollars in thousands)	2008	2007	$ Change	% Change

Interest income:
Loans	$37,485	$39,578	$(2,093)	(5.29)%
Investment securities:
U.S. government and agency obligations	747	2,142	(1,395)	(65.13)
Mortgage-backed securities	1,407	334	1,073	321.26
State and political subdivisions	100	49	51	104.08
Other securities	172	322	(150)	(46.58)
Other interest-earning assets	20	115	(95)	(82.61)

Total interest income	39,931	42,540	(2,609)	(6.13)

Interest expense:
Interest-bearing demand deposits	166	98	68	69.39
Money market accounts	3,062	4,743	(1,681)	(35.44)
Savings accounts	19	21	(2)	(9.52)
Time deposits of $100,000 or more	7,051	7,781	(730)	(9.38)
Other time deposits	4,809	5,250	(441)	(8.40)
Other borrowings	1,887	1,089	798	73.28
Subordinated debentures	653	946	(293)	(30.97)

Total interest expense	17,647	19,928	(2,281)	(11.45)

Net interest income	$22,284	$22,612	$(328)	(1.45)%

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
Yields on Southwest’s interest-earning assets decreased 214 basis points, while the rates paid on Southwest’s interest-bearing liabilities decreased only 152 basis points, resulting in a decrease in the interest rate spread to 2.84% for the second quarter of 2008 from 3.46% for the second quarter of 2007. During the same periods, annualized net interest margin was 3.38% and 4.36%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities decreased to 120.33% from 123.48%.

The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets, which was offset in part by the effects of a $569.2 million, or 27%, increase in average interest-earning assets. Southwest’s average loans increased $619.0 million, or 34%; however, the related yield decreased to 6.25% for the second quarter of 2008 from 8.84% in 2007. During the same period, average investment securities decreased $43.8 million, or 16%, and the related yield increased slightly to 4.19% from 4.13% in 2007.
The decrease in total interest expense can be attributed to the decrease in rates paid on interest-bearing liabilities, offset in part by a $517.1 million, or 31%, increase in average interest-bearing liabilities.
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

	For the three months ended June 30,
(Dollars in thousands)	2008 vs. 2007
	Increase	Due to Change
	Or	In Average:
	(Decrease)	Volume	Rate

Interest earned on:
Loans receivable (1)	$(2,093)	$11,475	$(13,568)
Investment securities	(421)	(456)	35
Other interest-earning assets	(95)	(52)	(43)

Total interest income	(2,609)	10,076	(12,685)

Interest paid on:
Interest-bearing demand	68	27	41
Money market accounts	(1,681)	1,136	(2,817)
Savings accounts	(2)	4	(6)
Time deposits	(1,171)	2,068	(3,239)
Other borrowings	798	1,416	(618)
Subordinated debentures	(293)	—	(293)

Total interest expense	(2,281)	5,161	(7,450)

Net interest income	$(328)	$4,915	$(5,235)

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material . Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis beacause it is not considered material.

UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the three months ended June 30,
(Dollars in thousands)	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Assets
Total loans	$2,414,012	$37,485	6.25%	$1,795,028	$39,578	8.84%
Investment securities	232,805	2,426	4.19	276,610	2,847	4.13
Other interest-earning assets	3,406	20	2.36	9,354	115	4.93

Total interest-earning assets	2,650,223	39,931	6.06	2,080,992	42,540	8.20
Other assets	66,681			66,614

Total assets	$2,716,904			$2,147,606

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$79,273	$166	0.84%	$63,947	$98	0.61%
Money market accounts	548,020	3,062	2.25	423,484	4,743	4.49
Savings accounts	13,586	19	0.56	10,993	21	0.77
Time deposits	1,230,327	11,860	3.88	1,045,334	13,031	5.00

Total interest-bearing deposits	1,871,206	15,107	3.25	1,543,758	17,893	4.65
Other borrowings	284,828	1,887	2.66	95,143	1,089	4.59
Subordinated debentures	46,393	653	5.63	46,393	946	8.14

Total interest-bearing liabilities	2,202,427	17,647	3.22	1,685,294	19,928	4.74

Noninterest-bearing demand deposits	267,026			236,835
Other liabilities	20,687			18,483
Shareholders’ equity	226,764			206,994

Total liabilities and shareholders’ equity	$2,716,904			$2,147,606

Interest rate spread		$22,284	2.84%		$22,612	3.46%

Net interest margin (1)			3.38%			4.36%

Ratio of average interest-earning assets to average interest-bearing liabilities	120.33%			123.48%

(1)	Net interest margin = annualized net interest income / average interest-earning assets

Noninterest Income

	For the three months
	ended June 30,
(Dollars in thousands)	2008	2007	$ Change	% Change

Noninterest income:
ATM service charges	$353	$302	$51	16.89%
Other service charges	2,031	1,593	438	27.50
Other fees	428	411	17	4.14
Other noninterest income	541	400	141	35.25
Gain on sales of loans:
Student loan sales	284	197	87	44.16
Mortgage loan sales	257	602	(345)	(57.31)
All other loan sales	62	1	61	NA
Gain on investment securities	3	1,919	(1,916)	(99.84)

Total noninterest income	$3,959	$5,425	$(1,466)	(27.02)%

The increase in other service charges is the result of increases in commercial account service charges due to a reduction in earnings credits on balances caused by decreases in interest rates, while the increase in other noninterest income is primarily the result of increased consulting income offset in part by increased losses incurred on the sale of fixed assets.
Gain on sales of loans is a reflection of the activity in the student, mortgage and commercial lending areas discussed elsewhere in this report.
The decreased gain on investment securities is the result of recording a $1.9 million gain due to the sale of shares of common stock of a public corporation in the second quarter of 2007.
Noninterest Expense

	For the three months
	ended June 30,
(Dollars in thousands)	2008	2007	$ Change	% Change

Noninterest expense:
Salaries and employee benefits	$8,856	$8,358	$498	5.96%
Occupancy	2,602	2,388	214	8.96
FDIC and other insurance	521	140	381	272.14
Other real estate (net)	197	(41)	238	580.49
Unfunded loan commitment reserve	15	151	(136)	(90.07)
Other general and administrative	4,141	3,812	329	8.63

Total noninterest expense	$16,332	$14,808	$1,524	10.29%

Salaries and employee benefits increased $498,000 primarily as a result of annual compensation increases and an increase in the number of employees. The number of full-time equivalent employees for the quarter decreased from 467 at the beginning of the quarter to 463 as of June 30, 2008. For the second quarter of 2007, the number of full-time equivalent employees for the quarter increased from 443 at the beginning of the quarter to 457 as of June 30, 2007.
Effective in 2007, under the Deposit Insurance Reform Act of 2005, depository institutions in all risk categories must pay FDIC insurance premiums. In conjunction with the premiums paid in 2007, Southwest utilized an assessment credit to substantially offset the FDIC insurance premiums. Current quarterly premiums are approximately $355,000.
Current period other general and administrative expenses includes increased charitable contributions of $340,000, increased marketing fees of $98,000, increased fees to governmental guarantee agencies of $74,000, and increased travel expenses of $41,000, offset in part by decreased supplies and printing fees of $140,000 and decreased consulting fees of $100,000.

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
Net income for the six months ended June 30, 2008 of $9.4 million represented a decrease of $1.9 million, or 17%, from the $11.3 million earned in for the six months ended June 30, 2007. Diluted earnings per share were $0.64 compared to $0.77, a 17% decrease. The decline in net income was primarily the result of a $1.2 million, or 3%, decrease in net interest income, a $1.4 million, or 37%, increase in the provision for loan losses, and a $523,000, or 2%, increase in noninterest expense offset in part by a $1.3 million, or 19%, decrease in income taxes.
The $1.2 million decrease in net interest income was primarily due to the effects of decreased loan yields, which more than offset the favorable effects of increased loan volume. Provisions for loan losses are booked in the amounts necessary to increase the allowance for loan losses to an appropriate level at period end after charge-offs for the period. The necessary provision for 2008 was $1.4 million more than the provision required for 2007. (See Note 6: “Allowance for Loan Losses and Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.)
On an operating segment basis, the decrease in net income was the result of a $3.7 million decrease from the Oklahoma Banking segment, a $1.1 million decrease from the Secondary Market segment, and a $115,000 decrease from the Kansas Banking Segment offset by a $1.1 reduction in the loss from the Other Operations segment, a $972,000 increase from the Texas Banking segment, and an $826,000 increase from the Other States Banking segment.
Net Interest Income

	For the six months
	ended June 30,
(Dollars in thousands)	2008	2007	$ Change	% Change

Interest income:
Loans	$78,095	$79,864	$(1,769)	(2.22)%
Investment securities:
U.S. government and agency obligations	1,915	4,280	(2,365)	(55.26)
Mortgage-backed securities	2,344	626	1,718	274.44
State and political subdivisions	190	92	98	106.52
Other securities	313	528	(215)	(40.72)
Other interest-earning assets	48	180	(132)	(73.33)

Total interest income	82,905	85,570	(2,665)	(3.11)

Interest expense:
Interest-bearing demand deposits	307	179	128	71.51
Money market accounts	7,590	8,705	(1,115)	(12.81)
Savings accounts	41	41	—	—
Time deposits of $100,000 or more	14,916	15,913	(997)	(6.27)
Other time deposits	10,507	10,278	229	2.23
Other borrowings	3,916	3,220	696	21.61
Subordinated debentures	1,511	1,879	(368)	(19.58)

Total interest expense	38,788	40,215	(1,427)	(3.55)

Net interest income	$44,117	$45,355	$(1,238)	(2.73)%

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

Yields on Southwest’s interest-earning assets decreased 179 basis points, while the rates paid on Southwest’s interest-bearing liabilities decreased only 113 basis points, resulting in a decrease in the interest rate spread to 2.82% for the first six months of 2008 from 3.48% for the first six months of 2007. During the same periods, annualized net interest margin was 3.42% and 4.35%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities decreased to 120.00% from 122.65%.
The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets, which was offset in part by the effects of a $494.8 million, or 24%, increase in average interest-earning assets. Southwest’s average loans increased $538.7 million, or 30%; however, the related yield decreased to 6.66% for the first six months of 2008 from 8.85% in 2007. During the same period, average investment securities decreased $39.7 million, or 14%, and the related yield increased slightly to 4.08% from 4.06% in 2007.
The decrease in total interest expense can be attributed to the decrease in the rates paid on interest-bearing liabilities, offset in part by a $450.1 million, or 26%, increase in average interest-bearing liabilities.
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

	For the six months ended June 30,
(Dollars in thousands)	2008 vs. 2007
	Increase	Due to Change
	Or	In Average:
	(Decrease)	Volume	Rate

Interest earned on:
Loans receivable (1)	$(1,769)	$20,459	$(22,228)
Investment securities	(764)	(805)	41
Other interest-earning assets	(132)	(80)	(52)

Total interest income	(2,665)	17,871	(20,536)

Interest paid on:
Interest-bearing demand	128	45	83
Money market accounts	(1,115)	2,664	(3,779)
Savings accounts	—	8	(8)
Time deposits	(768)	3,571	(4,339)
Other borrowings	696	2,215	(1,519)
Subordinated debentures	(368)	—	(368)

Total interest expense	(1,427)	9,260	(10,698)

Net interest income	$(1,238)	$8,611	$(9,838)

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material . Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis beacause it is not considered material.

UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the six months ended June 30,
(Dollars in thousands)	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Assets
Total loans	$2,359,489	$78,095	6.66%	$1,820,792	$79,864	8.85%
Investment securities	234,678	4,762	4.08	274,387	5,526	4.06
Other interest-earning assets	3,084	48	3.13	7,293	180	4.98

Total interest-earning assets	2,597,251	82,905	6.42	2,102,472	85,570	8.21
Other assets	69,885			74,130

Total assets	$2,667,136			$2,176,602

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$76,003	$307	0.81%	$62,215	$179	0.58%
Money market accounts	547,027	7,590	2.79	397,634	8,705	4.41
Savings accounts	13,525	41	0.61	11,049	41	0.75
Time deposits	1,219,554	25,423	4.19	1,061,794	26,191	4.97

Total interest-bearing deposits	1,856,109	33,361	3.61	1,532,692	35,116	4.62
Other borrowings	261,819	3,916	3.01	135,107	3,220	4.81
Subordinated debentures	46,393	1,511	6.51	46,393	1,879	8.10

Total interest-bearing liabilities	2,164,321	38,788	3.60	1,714,192	40,215	4.73

Noninterest-bearing demand deposits	257,133			237,679
Other liabilities	21,181			20,271
Shareholders’ equity	224,501			204,460

Total liabilities and shareholders’ equity	$2,667,136			$2,176,602

Interest rate spread		$44,117	2.82%		$45,355	3.48%

Net interest margin (1)			3.42%			4.35%

Ratio of average interest-earning assets to average interest-bearing liabilities	120.00%			122.65%

(1)	Net interest margin = annualized net interest income / average interest-earning assets

Noninterest Income

	For the six months
	ended June 30,
(Dollars in thousands)	2008	2007	$ Change	% Change

Noninterest income:
ATM service charges	$706	$620	$86	13.87%
Other service charges	3,916	3,102	814	26.24
Other fees	647	819	(172)	(21.00)
Other noninterest income	687	716	(29)	(4.05)
Gain on sales of loans:
Student loan sales	582	1,558	(976)	(62.64)
Mortgage loan sales	450	357	93	26.05
All other loan sales	411	93	318	341.94
Gain on investment securities	1,248	1,471	(223)	(15.16)

Total noninterest income	$8,647	$8,736	$(89)	(1.02)%

The increase in other service charges is the result of increases in commercial account service charges due to a reduction in earnings credits on balances caused by decreases in interest rates, while the decrease in other fees is the result of a $260,000 impairment charge on loan servicing rights recognized during the first quarter offset in part by $114,000 in increased brokerage fees.
Gain on sales of loans is a reflection of the activity in the student, mortgage and commercial lending areas discussed elsewhere in this report.
Gain on investment securities includes a $1.2 million gain due to the redemption of certain VISA USA common shares during the first quarter of 2008. During the second quarter of 2007, Southwest recorded a securities gain of $1.9 million due to the sale of 1,500,000 shares of common stock of a public corporation, offset by a securities loss of $448,000 which occurred in the first quarter of 2007 due to the other than temporary impairment of certain equity securities of one issuer.
Noninterest Expense

	For the six months
	ended June 30,
(Dollars in thousands)	2008	2007	$ Change	% Change

Noninterest expense:
Salaries and employee benefits	$18,078	$16,483	$1,595	9.68%
Occupancy	5,060	4,791	269	5.61
FDIC and other insurance	974	263	711	270.34
Other real estate (net)	207	(110)	317	288.18
Unfunded loan commitment reserve	160	86	74	86.05
Other general and administrative	7,683	10,126	(2,443)	(24.13)

Total noninterest expense	$32,162	$31,639	$523	1.65%

Salaries and employee benefits increased $1.6 million primarily as a result of annual compensation increases, an increase in the number of employees, and a $270,000 increase in accrued bonus expense. The number of full-time equivalent employees for the first six months decreased from 489 at the beginning of the year to 463 as of June 30, 2008. For the first six months of 2007, the number of full-time equivalent employees increased from 429 at the beginning of the year to 457 as of June 30, 2007.
Effective in 2007, under the Deposit Insurance Reform Act of 2005, depository institutions in all risk categories must pay FDIC insurance premiums. In conjunction with the premiums paid in 2007, Southwest utilized an assessment credit to substantially offset the FDIC insurance premiums. Year-to-date premiums are approximately $712,000.

Year-to-date other general and administrative expenses includes increased charitable contributions of $332,000, increased marketing fees of $157,000, increased accounting fees of $109,000, and increased intangible amortization expense of $132,000, offset in part by the $566,000 reversal of prior year’s Visa litigation accrual. The net decrease in general and administrative expenses is the result of the $2.5 million cash receivable write-off and the $300,000 in related legal expenses that occurred in first quarter 2007. (See Note 15: “Commitments and Contingencies” in the Notes to Unaudited Consolidated Financial Statements.)
Provisions for Loan Losses and for Unfunded Loan Commitments
Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses and the reserve for unfunded loan commitments at the levels Southwest determines are appropriate. (See Note 6: “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.)
The allowance for loan losses of $31.3 million increased $1.8 million, or 6%, from year-end 2007. A provision for loan losses of $5.4 million was recorded in the first six months of 2008, an increase of $1.4 million, or 37%, from the first six months of 2007. The increase in the provision for loan losses was the result of the calculations of the appropriate allowance at each period end. This change in the period end allowance is the result of growth in performing commercial and commercial real estate loans and an increase in potential problem loans offset in part by decreases in the allowance related to impaired loans. (See Note 6: “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.)
At June 30, 2008, the reserve for unfunded loan commitments was $3.2 million, a $159,000, or 5%, increase from the amount reported at December 31, 2007. This reserve is included in other liabilities. The related provision for unfunded loan commitments is a component of general and administrative expense. (See Note 6: “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.)
Taxes on Income
Southwest’s income tax expense was $5.8 million and $7.1 million for the first six months of 2008 and 2007, respectively, a decrease of $1.3 million, or 19%. The effective tax rate for the first six months of 2008 was 38.26% while the effective tax rate for the first six months of 2007 was 38.64%.
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
Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $1.4 million at June 30, 2008. Stillwater National has approved federal funds purchase lines totaling $391.0 million with fourteen banks; $137.2 million was outstanding on these lines at June 30, 2008. Stillwater National is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program. Collateral under this program consists of pledged selected commercial and industrial loans. Currently the collateral will allow Stillwater National to borrow up to $76.4 million. As of June 30, 2008, no borrowings were made through the BIC program. In addition, Stillwater National has available a $453.6 million line of credit, SNB Wichita has a $25.7 million line of credit, and SNB Kansas has an $17.7 million line of credit from the FHLB. Borrowings under the FHLB lines are secured by investment securities and loans. At June 30, 2008, the Stillwater National FHLB line of credit had an outstanding balance of $96.5 million, the SNB Wichita line of credit had an outstanding balance of $5.0 million, and the SNB Kansas line of credit has no amount outstanding. In addition, Stillwater National has available two lines of credit from Sallie Mae, one for $200 million and one for $75 million. Borrowings under the $200 million line would be secured by student loans and borrowings under the $75 million line are used exclusively to fund disbursements under the consolidation loan program which Sallie Mae began in 2007. Southwest had no amount outstanding on the $200 million line and had $46,000 outstanding on the $75 million line as of June 30, 2008.
See also “Deposits and Other Borrowings” on page 22 for funds available on brokered certificate of deposit lines of credit.
Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of U.S. government agency obligations, which are designated as pledged with Stillwater National’s safekeeping agent. These transactions are for one to four day periods. Outstanding balances under this program were $41.2 million and $48.0 million as of June 30, 2008 and 2007, respectively.
During the first six months of 2008, the only categories of other borrowings whose averages exceeded 30% of ending shareholders’ equity were federal funds purchased and funds borrowed from the FHLB.

	June 30, 2008		June 30, 2007
	Federal	Funds	Federal	Funds
	Funds	Borrowed	Funds	Borrowed
(Dollars in thousands)	Purchased	from the FHLB	Purchased	from the FHLB

Amount outstanding at end of period	$106,500	$101,500	$20,200	$26,500
Weighted average rate paid at end of period	2.44%	3.22%	5.33%	4.55%
Average Balance:
For the three months ended	$79,486	$148,586	$18,093	$31,458
For the six months ended	$95,643	$118,696	$35,517	$56,022
Average Rate Paid:
For the three months ended	2.27%	2.93%	5.36%	4.74%
For the six months ended	2.93%	3.20%	5.36%	4.95%
Maximum amount outstanding at any month end	$149,300	$156,600	$67,500	$86,500
During the first six months of 2008, cash and cash equivalents increased by $5.8 million, or 13%, to $51.5 million. This increase was the net result of cash provided from financing activities of $198.9 million (primarily from increased deposits and other borrowings), and cash provided by operating activities of $26.6 million offset by cash used in investing activities of $219.7 million, (primarily net loans originated net of principal repayments).
During the first six months of 2007, cash and cash equivalents decreased by $22.9 million, or 40%, to $34.8 million. This decrease was the net result of cash used in investing activities of $175.5 million (primarily from net loans originated net of principal repayments), offset in part by cash provided from operating activities of $138.3 million, and cash provided by financing activities of $14.3 million.
CAPITAL RESOURCES
Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines. At June 30, 2008, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 10.65%, a Tier I risk-based capital ratio of 9.40%, and a leverage ratio of 9.66%. As of June 30, 2008, Stillwater National, SNB Wichita, and SNB Kansas also met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, SNB Wichita, or SNB Kansas by bank or thrift regulators. Capital ratios of Southwest and its bank subsidiaries at June 30, 2008 do not reflect the sale and issuance of $34.5 million in Trust Preferred Securities in early July 2008. Please see Note 17: “Subsequent Events”, in the Notes to Unaudited Consolidated Financial Statements for additional information.
On May 23, 2008, Southwest declared a dividend of $.0950 per common share payable on July 1, 2008 to shareholders of record as of June 17, 2008.

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
The earnings simulation model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows, and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net income. In addition, Southwest’s model does not include fees on loans in its forecast of net interest income, although Southwest believes their omission does not have a significant effect on the model results. Actual results differ from simulated results due to timing, cash flows, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.
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

Estimated Changes in Net Interest Income

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp	(100) bp	(200) bp

Policy Limit	(18.00)%	(10.00)%	(5.00)%	(5.00)%	(10.00)%
June 30, 2008	(0.81)%	(1.05)%	(1.26)%	(1.24)%	(2.89)%
December 31, 2007	+ 9.59%	+ 3.87%	+ 2.10%	(2.97)%	(5.68)%
The current overnight rate is 2.00%. Southwest believes that a down 300 bp rate scenario is impractical since it would result in rates of 0%. As a result, a down 300 bp scenario has not been included. The net interest income at risk position improved in both of the decreasing interest rate scenarios when compared to the December 31, 2007 risk position. In a rising interest rate environment, Southwest’s net interest income declines in each interest rate scenario. When the rising interest rate scenarios are compared to December 31, 2007, the net interest income position declined from increases to slight decreases in all three rising interest rate scenarios. Although assumed unlikely by Southwest’s asset/liability committee, Southwest’s largest exposure to changes in interest rate is in the (200 bp) scenario with a measure of (2.89%) at June 30, 2008, an improvement of 2.79 percentage points from the December 31, 2007 level of (5.68%). All of the above measures of net interest income at risk remain well within prescribed policy limits.
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
Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp	(100) bp	(200) bp

Policy Limit	(35.00)%	(20.00)%	(10.00)%	(10.00)%	(20.00)%
June 30, 2008	(20.25)%	(13.23)%	(6.08)%	+ 1.18%	+ 2.57%
December 31, 2007	(9.68)%	(4.31)%	(0.57)%	+ 0.04%	+ 0.91%
As of June 30, 2008, the economic value of equity measure improved in each of the decreasing interest rate scenarios and declined in each of the increasing interest rate scenarios when compared to the December 31, 2007 percentages. Southwest’s largest economic value of equity exposure is the +300 bp scenario which declined 10.57 percentage points to (20.25%) on June 30, 2008 from the December 31, 2007 value of (9.68%). The economic value of equity ratio in all scenarios remains well within Southwest’s Asset and Liability Management Policy limits.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of June 30, 2008. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of June 30, 2008.
First Six Months 2008 Changes in Internal Control over Financial Reporting
No change occurred during the first six months of 2008 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.
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

There were no material changes in risk factors during the first six months of 2008 from those disclosed in Southwest’s Form 10-K for the year ended December 31, 2007.

Item 2:	Unregistered sales of equity securities and use of proceeds

There were no unregistered sales of equity securities by Southwest during the quarter ended June 30, 2008.

There were no purchases of Southwest’s common stock by or on behalf of Southwest or any affiliated purchasers of Southwest (as defined in Securities and Exchange Commission Rule 10b-18) during the six months ended June 30, 2008.

Item 3:	Defaults upon senior securities

None

Item 4:	Submission of matters to a vote of security holders

Election of Directors: At Southwest’s annual shareholders’ meeting, held April 24, 2008, the shareholders of Southwest re-elected four Directors each for a term expiring at the 2011 annual shareholders’ meeting or such later time as his successor is elected and qualified. The Directors elected and the shareholders’ vote in the election of each Director were as follows:

	For	Withheld
David S. Crockett Jr.	12,376,948	926,234
J. Berry Harrison	12,894,564	408,618
James M. Johnson	12,670,476	632,705
Russell W. Teubner	12,366,042	937,139

Other Directors continuing in office following the annual shareholders’ meeting were James E. Berry II, Tom Berry, Joe Berry Cannon, John Cohlmia, Rick Green, David P. Lambert, Linford R. Pitts and Robert B. Rodgers.

There were 14,433.419 shares of common stock outstanding and entitled to vote at the meeting. A total of 13,303,181 shares of common stock were represented at the meeting in person or by proxy, representing 92.17% of the shares outstanding and entitled to vote at the meeting.

Stock Based Award Plan: At the annual meeting, shareholders also approved the Southwest Bancorp, Inc. 2008 Stock Based Award Plan (the “2008 Stock Plan”). The 2008 Stock Plan replaces the Southwest, Inc. 1999 Stock Option Plan, as amended. The 2008 Stock Plan authorizes awards for up to 800,000 shares of Southwest common stock over its ten-year term. The shareholder vote was as follows:

For	Against	Abstain
7,116,902	4,433,466	520,290

Amendment to Certificate of Incorporation: At the annual meeting, the shareholders also approved the proposal to amend the Certificate of Incorporation to provide for the election of directors for one-year terms rather than three-year terms as now provided, beginning with the 2009 annual meeting. The amendment results in the directors elected at the 2009 annual meeting and thereafter being elected to one-year terms, but does not shorten the existing term of any director elected prior to the 2009 annual meeting. The shareholder vote was as follows:

For	Against	Abstain
12,801,475	470,517	31,189

Item 5:	Other information

None

Item 6:	Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation of Southwest Bancorp., Inc.
Exhibit 10.1	Southwest Bancorp., Inc. 2008 Stock Based Award Plan
Exhibit 10.2	Form of Restricted Stock Agreement Amendments for Non-Officer Directors
Exhibit 31(a), (b)	Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32(a), (b)	18 U.S.C. Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANCORP, INC. (Registrant)

By:	/s/ Rick Green	August 7, 2008
	Rick Green President and Chief Executive Officer (Principal Executive Officer)	Date

By:	/s/ Kerby Crowell	August 7, 2008
	Kerby Crowell Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	Date