Form 10-Q
period 2008-09-30
SOUTHWEST BANCORP INC
filed 2008-11-07
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
14,529,405 (11/05/08)

SOUTHWEST BANCORP, INC.
INDEX TO FORM 10-Q

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
(Dollars in thousands)	2008	2007

Assets
Cash and due from banks	$36,503	$45,678
Investment securities:
Held to maturity, fair value $7,262 (2008) and $5,838 (2007)	7,342	5,838
Available for sale, amortized cost $218,974 (2008) and $232,880 (2007)	217,198	233,531
Other investments at cost	17,188	17,239
Loans held for sale	72,248	66,275
Loans receivable, net of allowance for loan losses of $35,807 (2008) and $29,584 (2007)	2,404,284	2,115,973
Accrued interest receivable	12,530	23,117
Premises and equipment, net	24,799	24,323
Other real estate	2,685	2,679
Goodwill	7,071	7,064
Other intangible assets, net	4,120	4,580
Other assets	26,403	18,001

Total assets	$2,832,371	$2,564,298

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand	$280,453	$257,067
Interest-bearing demand	70,471	63,323
Money market accounts	554,357	541,950
Savings accounts	14,452	13,032
Time deposits of $100,000 or more	731,773	690,985
Other time deposits	547,213	492,222

Total deposits	2,198,719	2,058,579
Accrued interest payable	9,992	11,441
Income tax payable	3,828	1,766
Other liabilities	12,628	10,154
Other borrowings	299,118	218,356
Subordinated debentures	81,963	46,393

Total liabilities	2,606,248	2,346,689
Shareholders’ equity:
Common stock — $1 par value; 20,000,000 shares authorized; 14,658,042 shares issued and outstanding	14,658	14,658
Paid in capital	45,849	46,478
Retained earnings	169,026	161,482
Accumulated other comprehensive income (loss)	(1,075)	408
Treasury stock, at cost; 129,586 (2008) and 300,833 (2007) shares	(2,335)	(5,417)

Total shareholders’ equity	226,123	217,609

Total liabilities & shareholders’ equity	$2,832,371	$2,564,298

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands, except earnings per share data)	2008	2007	2008	2007

Interest income:
Interest and fees on loans	$38,441	$42,346	$116,536	$122,210
Investment securities:
U.S. government and agency obligations	818	2,196	2,733	6,476
Mortgage-backed securities	1,484	370	3,828	996
State and political subdivisions	98	85	288	177
Other securities	131	165	444	693
Other interest-earning assets	22	39	70	219

Total interest income	40,994	45,201	123,899	130,771

Interest expense:
Interest-bearing demand	147	82	454	261
Money market accounts	2,898	5,589	10,488	14,294
Savings accounts	17	24	58	65
Time deposits of $100,000 or more	6,879	7,445	21,795	23,358
Other time deposits	4,457	5,684	14,964	15,962
Other borrowings	1,839	1,715	5,755	4,935
Subordinated debentures	1,569	956	3,080	2,835

Total interest expense	17,806	21,495	56,594	61,710

Net interest income	23,188	23,706	67,305	69,061

Provision for loan losses	6,855	2,149	12,281	6,117

Net interest income after provision for loan losses	16,333	21,557	55,024	62,944

Noninterest income:
Service charges and fees	2,849	2,548	8,118	7,089
Other noninterest income	662	422	1,349	1,138
Gain on sales of loans	601	548	2,044	2,556
Gain (loss) on securities	(50)	108	1,198	1,579

Total noninterest income	4,062	3,626	12,709	12,362

Noninterest expense:
Salaries and employee benefits	8,863	8,966	26,941	25,449
Occupancy	2,968	2,514	8,028	7,305
FDIC and other insurance	469	134	1,443	397
Other real estate, net	(92)	(12)	115	(122)
General and administrative	4,325	4,560	12,168	14,772

Total noninterest expense	16,533	16,162	48,695	47,801

Income before taxes	3,862	9,021	19,038	27,505
Taxes on income	1,556	3,505	7,362	10,648

Net income	$2,306	$5,516	$11,676	$16,857

Basic earnings per share	$0.16	$0.38	$0.81	$1.18
Diluted earnings per share	$0.16	$0.38	$0.80	$1.15
Cash dividends declared per share	$0.0950	$0.0925	$0.2850	$0.2775

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months
	ended September 30,
(Dollars in thousands)	2008	2007

Operating activities:
Net income	$11,676	$16,857
Adjustments to reconcile net income to net cash cash provided by operating activities:
Provision for loan losses	12,281	6,117
Deferred tax benefit	(2,191)	(1,371)
Asset depreciation	2,167	2,123
Securities premium amortization (discount accretion), net	77	(157)
Amortization of intangibles	945	488
Stock based compensation	417	787
Net gain on sale/call of investment securities	(1,198)	(1,579)
Net gain on sales of available for sale loans	(2,044)	(2,556)
Net loss on sales of premises/equipment	248	11
Net gain on other real estate owned	(558)	(11)
Proceeds from sales of residential mortgage loans	49,830	40,386
Residential mortgage loans originated for resale	(49,147)	(39,145)
Proceeds from sales of student loans	74,503	237,057
Student loans originated for resale	(79,768)	(127,500)
Net change in assets and liabilities:
Accrued interest receivable	10,587	1,952
Other assets	(5,645)	5,510
Income taxes payable	2,361	1,381
Excess tax benefit from share-based payment arrangements	(306)	(439)
Accrued interest payable	(1,449)	(2,399)
Other liabilities	2,171	43

Net cash provided by operating activities	24,957	137,555

Investing activities:
Proceeds from sales of available for sale securities	7,735	9,955
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	1,500	—
Available for sale securities	179,686	11,457
Purchases of other investments	(299)	(676)
Purchases of held to maturity securities	(2,500)	(3,700)
Purchases of available for sale securities	(172,897)	(15,998)
Loans originated and principal repayments, net	(310,233)	(291,315)
Net acquisition Bank of Kansas (2007)	—	(4,057)
Purchases of premises and equipment	(3,053)	(2,343)
Proceeds from sales of premises and equipment	192	62
Proceeds from sales of other real estate owned	11,416	449

Net cash used in investing activities	(288,453)	(296,166)

Financing activities:
Net increase in deposits	140,140	81,332
Net increase in other borrowings	80,762	52,753
Net proceeds from issuance of common stock	1,622	893
Net proceeds from issuance of subordinated debentures	35,570	—
Excess tax benefit from share-based payment arrangements	306	439
Common stock dividends paid	(4,079)	(3,820)

Net cash provided from financing activities	254,321	131,597

Net change in cash and cash equivalents	(9,175)	(27,014)
Cash and cash equivalents:
Beginning of period	45,678	57,618

End of period	$36,503	$30,604

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury	Shareholders’
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2007	14,658,042	$14,658	$46,478	$161,482	$408	$(5,417)	$217,609
Cash dividends declared:
Common, $0.285 per share, and other dividends	—	—	—	(4,132)	—	—	(4,132)
Common stock issued:
Employee Stock Option Plan	—	—	(1,103)	—	—	2,629	1,526
Employee Stock Purchase Plan	—	—	(9)	—	—	79	70
Dividend Reinvestment Plan	—	—	(2)	—	—	28	26
Restricted Stock	—	—	(21)	—	—	346	325
Tax benefit related to exercise of stock options	—	—	306	—	—	—	306
Stock Compensation Expense	—	—	200	—	—	—	200
Other comprehensive income, net of tax	—	—	—	—	(1,483)	—	(1,483)
Net income	—	—	—	11,676	—	—	11,676

Balance, September 30, 2008	14,658,042	$14,658	$45,849	$169,026	$(1,075)	$(2,335)	$226,123

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands)	2008	2007	2008	2007

Net income	$2,306	$5,516	$11,676	$16,857

Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities	255	1,947	(1,229)	4,752
Reclassification adjustment for (gains) losses arising during the period	50	(108)	(1,198)	(1,579)

Other comprehensive income (loss), before tax	305	1,839	(2,427)	3,173
Tax (expense) benefit related to items of other comprehensive income	(124)	(673)	944	(1,226)

Other comprehensive income (loss), net of tax	181	1,166	(1,483)	1,947

Comprehensive income	$2,487	$6,682	$10,193	$18,804

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1: GENERAL
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal recurring adjustments. The results of operations for the nine months ended September 30, 2008, and the cash flows for the nine months ended September 30, 2008, should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2007.
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
NOTE 3: RECLASSIFICATIONS
Certain reclassifications have been made to prior year amounts of investment securities, other assets, and income statement accounts to conform to current year presentation. The income statement reclassifications had no impact on previously reported net income.
NOTE 4: INVESTMENT SECURITIES AND OTHER INVESTMENTS
The following table presents securities with gross unrealized losses and fair value by length of time that the individual securities had been in a continuous unrealized loss position at September 30, 2008. Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
			Loss Existing for:
	Number of	Amortized	Less Than	More Than	Fair
(Dollars in thousands)	Securities	Cost	12 Months	12 Months	Value

Held to Maturity:
Obligations of state and political subdivisions	10	$6,796	$(81)	$—	$6,715

Total	10	$6,796	$(81)	$—	$6,715

Available for Sale:
Federal agency securities	16	$61,762	$(623)	$—	$61,139
Obligations of state and political subdivisions	1	1,250	(3)	—	1,247
Mortgage-backed securities	33	94,848	(2,058)	—	92,790

Total	50	$157,860	$(2,684)	$—	$155,176

Mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal National Mortgage Association (“Fannie Mae”).
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
NOTE 5: LOANS AND OTHER REAL ESTATE
Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas. Its commercial lending operations are concentrated in Oklahoma City, Dallas, Tulsa, and its other metropolitan markets in Texas, Kansas, and Oklahoma. As a result, the collectibility of Southwest’s loan portfolio can be affected by changes in the economic conditions in those states and markets. At September 30, 2008 and December 31, 2007, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets, or were guaranteed by agencies of the United States government or, in the case of private student loans, insured by a private insurer.
As of September 30, 2008, approximately $667.6 million, or 27%, of Southwest’s loan portfolio consisted of loans to individuals and businesses in the healthcare industry. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.
Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.

	September 30,	December 31,
(Dollars in thousands)	2008	2007

Nonaccrual loans (1)	$61,557	$19,534
Past due 90 days or more	2,299	10,037

Total nonperforming loans	63,856	29,571
Other real estate owned	2,685	2,679

Total nonperforming assets	$66,541	$32,250

Nonperforming loans to portfolio loans receivable	2.62%	1.38%
Allowance for loan losses to nonperforming loans	56.07%	100.04%
Nonperforming assets to portfolio loans receivable and other real estate owned	2.72%	1.50%

(1)	The government-guaranteed portion of loans included in these totals was $1.1 million and $1.3 million, respectively.
All of the nonaccruing assets are subject to regular tests for impairment as part of Southwest’s allowance for loan losses methodology (see Note 6).
During the first nine months of 2008, $382,000 of interest income was received on nonaccruing loans. If interest on those loans had been accrued for the nine months ended September 30, 2008, additional total interest income of $1.8 million would have been recorded.
Included in nonaccrual loans as of September 30, 2008, are two collateral dependent lending relationships with aggregate principal balances of approximately $30.5 million and related impairment reserves of $4.0 million which was established based on recent appraisal values obtained for the respective properties.

NOTE 6: ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LOAN COMMITMENTS
Activity in the allowance for loan losses is shown below for the indicated periods.

	For the nine	For the	For the nine
	months ended	year ended	months ended
(Dollars in thousands)	September 30, 2008	December 31, 2007	September 30, 2007

Balance at beginning of period	$29,584	$27,293	$27,293
Loans charged-off:
Real estate mortgage	1,463	1,877	1,774
Real estate construction	760	129	54
Commercial	3,866	4,579	3,600
Installment and consumer	599	414	281

Total charge-offs	6,688	6,999	5,709
Recoveries:
Real estate mortgage	43	32	28
Real estate construction	2	—	—
Commercial	470	606	550
Installment and consumer	115	71	35

Total recoveries	630	709	613

Net loans charged-off	6,058	6,290	5,096
Provision for loan losses	12,281	8,581	6,117

Balance at end of period	$35,807	$29,584	$28,314

Loans outstanding:
Average	$2,401,162	$1,922,867	$1,856,068
End of period	2,512,339	2,211,832	2,011,640
Portfolio loans outstanding (end of period)	2,440,091	2,145,557	1,933,223
Net charge-offs to total average loans (annualized)	0.34%	0.33%	0.37%
Allowance for loan losses to portfolio loans (end of period)	1.47%	1.38%	1.46%
The allowance for loan losses is a reserve established through a provision for loan losses charged to operations. Loan amounts which are determined to be uncollectible are charged against this allowance, and recoveries, if any, are added to the allowance. The appropriate amount of the allowance is based on continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio.
Management believes the level of the allowance is appropriate to absorb probable losses inherent in the loan portfolio. The allowance for loan and lease losses is determined in accordance with regulatory guidelines and generally accepted accounting principles and is comprised of two primary components. Loans deemed to be impaired (all loans on nonaccrual) are evaluated on an individual basis consistent with the Statement of Financial Accounting Standards No. 114, Accounting for Impairment of a Loan (“SFAS No. 114”). The remaining portion of the allowance is calculated based on the Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS No. 5”). Loans not evaluated for FAS 114 allowance are segmented into loan pools by type of loan. Estimated allowances are based on historical loss trends with adjustments factored in based on qualitative risk factors both internal and external to the Company. These factors include but are not limited to, economic and business conditions, changes in lending staff, lending policies and procedures, quality of loan review, changes in the nature and volume of the portfolios, loss and recovery trends, asset quality trends, and legal and regulatory considerations.
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
The reserve for unfunded loan commitments was $3.3 million, $3.1 million and $2.7 million at September 30, 2008, December 31, 2007, and September 30, 2007, respectively. The reserve, which is included in other liabilities on Southwest’s statement of financial condition, is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.
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

Level 1	Quoted prices in active markets for identical assets or liabilities: Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category includes U.S. Government and agency mortgage-backed debt securities, municipal obligation securities, and loans held for sale.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes certain private equity investments.
As of September 30, 2008, assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Loans held for sale	$72,248	$—	$72,248	$—
Available for sale securities	217,198	295	216,015	888

Total	$289,446	$295	$288,263	$888

For the nine months ended September 30, 2008, the following table presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). It also summarizes changes in unrealized gains and losses recorded in earnings for the period for Level 3 assets and liabilities.

Available for
(Dollars in thousands)	Sale Securities

Balance at December 31, 2007	$982
Total gains or losses (realized/unrealized)
Included in earnings
interest income	(9)
noninterest income	(113)
Included in other comprehensive income	28
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Balance at September 30, 2008	$888

Changes in unrealized gains or losses included in earnings related to assets still held at reporting date for the nine months ended September 30, 2008	$(104)

Certain financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets measured on a nonrecurring basis include other real estate owned, goodwill, core deposit premiums, and mortgage loan servicing rights. These assets are recorded at the lower of cost or fair value. During the first quarter 2008, mortgage loan servicing rights were written down $260,000 to a fair value of $1.3 million.
NOTE 8: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Fair Value Hedges
Southwest has used interest rate swaps in order to offset changes in fair value of fixed rate deposits that occur during periods of interest rate volatility. Southwest was able to demonstrate an effective hedging relationship between derivatives and matched items by proving that their changes in fair values substantially offset. Southwest entered into interest rate swap agreements with the objective of converting the fixed interest rate on selected retail brokered CDs to a variable interest rate. The swap agreements required Southwest to pay a variable rate of interest based on a spread to the one-month London Interbank Offered Rate (“LIBOR”) and to receive a fixed rate of interest equal to that of the retail brokered CD (hedged item). Under the swap agreements, Southwest paid variable interest payments on a monthly basis; fixed interest payments received on the maturity date of the swap agreement. Amounts paid or received under these swap agreements accounted for on an accrual basis and recorded as an adjustment of interest expense of the hedged item. The net cash flows related to fair value hedges decreased interest expense on certificates of deposit by $284,000 through June 30, 2008; no additional decrease incurred during third quarter. There are no interest rate swaps outstanding at September 30, 2008.
As of December 31, 2007, Southwest’s derivative portfolio had gross unrealized gains of $64,000, which were included in other liabilities, a weighted average floating pay rate of 5.04%, a weighted average fixed receive rate of 5.32%, and a weighted average maturity of 2 months.
NOTE 9: SUBORDINATED DEBENTURES
At September 30, 2008, Southwest had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts.

	Subordinated	Trust Preferred
	Debentures	Securities of the	Interest Rates at
(Dollars in thousands)	Owed to Trusts	Trusts	September 30, 2008	Final Maturity Date
OKSB Statutory I	$20,619	$20,000	6.58%	June 26, 2033
SBI Capital Trust II	25,774	25,000	5.64%	October 7, 2033
Soutwest Capital Trust II	35,570	34,500	10.50%	September 15, 2038

	$81,963	$79,500

On June 26, 2003, Southwest’s subsidiary, OKSB Statutory Trust I sold to investors in a private placement offering $20.0 million of adjustable rate trust preferred securities (the “OKSB Trust Preferred”). The OKSB Trust Preferred bear interest, adjustable quarterly, at 90-day London Interbank Offered Rate (“LIBOR”) plus 3.10%. In addition to these adjustable rate securities, OKSB Statutory Trust I sold $0.6 million of trust common equity to Southwest. The aggregate proceeds of $20.6 million were used to purchase an equal principal amount of adjustable rate subordinated debentures of Southwest that bear interest, adjustable quarterly, at 90-day LIBOR plus 3.10% (the “OKSB Subordinated Debentures”).
On October 14, 2003, Southwest’s subsidiary, SBI Capital Trust II sold to investors in a private placement offering $25.0 million of adjustable rate trust preferred securities (the “SBI II Trust Preferred”). The SBI II Trust Preferred bear interest, adjustable quarterly, at 90-day LIBOR plus 2.85%. In addition to these adjustable rate securities, SBI Capital Trust II sold $0.8 million of trust common equity to Southwest. The aggregate proceeds of $25.8 million were used to purchase an equal principal amount of adjustable rate subordinated debentures of Southwest that bear interest, adjustable quarterly, at 90-day LIBOR plus 2.85% (the “SBI II Subordinated Debentures”).
In July 2008, Southwest’s subsidiary, Southwest Capital Trust II, sold to investors in a public offering $34.5 million of 10.50% trust preferred securities (the “OKSBP Trust Preferred”). In additions to these trust preferred securities, Southwest Capital Trust II sold $1.1 million of trust common equity to Southwest. The aggregate proceeds of $35.6 million were used to purchase an equal amount of 10.50% subordinated debentures of Southwest (the “OKSBP Subordinated Debentures”).
At September 30, 2008, Southwest had an aggregate of $82.0 million of subordinated debentures outstanding and had an asset of $2.5 million representing its total investment in the common equity issued by the Trusts. The sole assets of the Trusts are the subordinated debentures and the liabilities of the Trusts are the OKSB Trust Preferred, the SBI II Trust Preferred, and the OKSBP Trust Preferred. Southwest has, through various contractual arrangements, unconditionally guaranteed payment of all obligations of the Trusts with respect to the OKSB Trust Preferred, the SBI II Trust Preferred, and the OKSBP Trust Preferred.
The OKSB Trust Preferred, the OKSB Subordinated Debentures, the SBI II Trust Preferred, the SBI II Subordinated Debentures, the OKSBP Trust Preferred, and the OKSBP Subordinated Debentures mature at or near the thirtieth anniversary date of their issuance. However, if certain conditions are met, the OKSB Trust Preferred and the OKSB Subordinated Debentures and the SBI II Trust Preferred and the SBI II Subordinated Debentures may be called at Southwest’s discretion with thirty days notice, and the maturity dates of the OKSBP Trust Preferred and the OKSBP Subordinated Debentures may be shortened at Southwest’s discretion to a date not earlier than September 15, 2013.
NOTE 10: SHARE-BASED COMPENSATION
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
In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), Southwest recorded $200,000 of share-based compensation expense for the nine month period ended September 30, 2008 related to outstanding stock options.
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
Share-based employee compensation expense for stock options under the fair value method was measured using the following quarterly assumptions for options granted during the respective quarters. No options were granted in second or third quarter of 2008.

				Expected
	Risk-Free	Expected		Option
	Interest	Dividend	Expected	Term
	Rate	Yield	Volatility	(in years)

Third quarter 2008	N/A	N/A	N/A	N/A
Second quarter 2008	N/A	N/A	N/A	N/A
First quarter 2008	2.30%	2.24%	34.36%	3.00
Third quarter 2007	4.55%	1.81%	29.20%	2.50
Second quarter 2007	4.73%	1.48%	29.60%	2.50
First quarter 2007	4.51%	1.40%	29.58%	2.50
A summary of options outstanding under the Stock Plans as of September 30, 2008, and changes during the nine month period then ended, is presented below.

			Weighted
		Weighted	Average Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (dollars
	Options	Price	Life (Years)	in thousands)

Outstanding at December 31, 2007	883,770	$15.56

Granted	5,000	16.93
Exercised	(146,058)	10.45
Canceled/expired	(900)	5.88

Outstanding at September 30, 2008	741,812	$16.59	1.86	$3,208

Total exercisable at September 30, 2008	650,202	$16.63	1.74	$2,680
The weighted average grant date fair value of options granted during the nine month period ended September 30, 2008 was $3.71 per share. The total intrinsic value of options exercised during the nine month period was $959,000; the amount of cash received from those exercises was $1.5 million. All shares issued upon exercise of options during the nine month period ended September 30, 2008 were issued out of treasury shares. The fair value of options that became vested during the nine month period was $472,000.

A summary of the status of Southwest’s nonvested stock options as of September 30, 2008 and changes during the nine month period then ended is presented below.

	Shares	Weighted
	Issuable	Average
	Upon Exercise	Grant Date
	of Options	Fair Value

Nonvested Balance at December 31, 2007	178,100	$4.56

Granted	5,000	3.71
Vested	(90,590)	5.21
Forfeited	(900)	2.12

Nonvested Balance at September 30, 2008	91,610	$3.90

As of September 30, 2008, there was $70,000 of total unrecognized compensation expense related to stock option arrangements granted under the Stock Plans. This unrecognized expense is expected to be recognized during the next two years.
Restricted Stock
Restricted shares granted as of September 30, 2008 and 2007 were 52,192 and 32,978, respectively. For the nine months ended September 30, 2008, Southwest recognized $133,000 in compensation expense, net of tax, related to all restricted shares outstanding; $101,000 in compensation expense, net of tax, was recorded in the first nine months of 2007. As of September 30, 2008, there was $440,000 of total unrecognized compensation expense related to restricted shares granted under the Stock Plans. This unrecognized expense is expected to be recognized during the next three years.
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
NOTE 11: TAXES ON INCOME
In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, the balance of unrecognized tax benefits at September 30, 2008 was $2.5 million (net of federal benefit on state issues), that if recognized, would favorably affect the effective tax rate in any future periods.
Southwest recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the third quarter of the year, an additional $134,000 has been accrued in interest and penalties. Southwest had approximately $1.8 million accrued for interest and penalties at September 30, 2008.
Southwest and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, Southwest is no longer subject to U.S. federal or state tax examinations for years before 2003.
Southwest is currently under audit by the State of Oklahoma for the 2002 and 2003 tax years. During the quarter, Southwest received a Notice of Assessment from the Oklahoma Tax Commission. A formal Notice of Protest was filed on October 6, 2008. It is possible that a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.
NOTE 12: EARNINGS PER SHARE
Basic earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period. Diluted earnings per share is computed based upon net income divided by the weighted average number of shares outstanding during each period adjusted for the effect of dilutive potential shares calculated using the treasury method. At September 30, 2008 and 2007, there were 403,950 and 395,617 antidilutive options to purchase common shares, respectively.

The following is a reconciliation of the shares used in the calculations of basic and diluted earnings per share:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007

Weighted average common shares outstanding	14,527,893	14,335,008	14,489,347	14,299,534
Effect of dilutive securities	148,189	277,724	165,316	322,867

For calculation of diluted earnings per share	14,676,082	14,612,732	14,654,663	14,622,401

NOTE 13: FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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
The following table provides a summary of Southwest’s off-balance sheet financial instruments:

	September 30,	December 31,
(Dollars in thousands)	2008	2007

Commitments to extend commercial and real estate mortgage credit	$672,425	$861,851
Standby and commercial letters of credit	8,041	18,580

Total	$680,466	$880,431

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
NOTE 14: OPERATING SEGMENTS
Southwest operates six principal segments: Oklahoma Banking, Texas Banking, Kansas Banking, Other States Banking, Secondary Market, and Other Operations. The Oklahoma Banking segment, the Texas Banking segment, and the Kansas Banking segment provide deposit and lending services to customers in the states of Oklahoma, Texas, and Kansas. The Other States Banking segment provides lending services to customers outside Oklahoma, Texas, and Kansas. The Secondary Market segment consists of two operating units: one that provides student lending services to post-secondary students in Oklahoma and several other states and the other that provides residential mortgage lending services to customers in Oklahoma, Texas, and Kansas. Other Operations includes Southwest’s funds management unit.
The primary purpose of the funds management unit is to manage Southwest’s overall internal liquidity needs and interest rate risk. Each segment borrows funds from and provides funds to the funds management unit as needed to support its operations. The value of funds provided to and the cost of funds borrowed from the funds management unit by each segment are internally priced at rates that approximate market rates for funds with similar duration. The yield curve used in the funds transfer pricing curve is a blend of rates based on the volume usage of retail and brokered certificates of deposit, capital market certificates of deposit and Federal Home Loan Bank advances.
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
Capital is assigned to each of the segments using a risk-based capital pricing methodology that assigns capital ratios by asset, deposit, or revenue category based on Credit Risk, Interest Rate Risk, Market Risk, Operational Risk, and Liquidity Risk.
In the first quarter of 2008, Southwest changed its segment disclosures to report Texas, Kansas and Other States separately. Portfolio loans are allocated based upon the state of the borrower, or the location of the real estate in the case of real estate loans. Loans included in the “Other States Banking” segment are portfolio loans attributable to thirty-six states other than Oklahoma, Texas, or Kansas, and primarily consist of healthcare and commercial real estate credits. These out of state loans are administered by offices in Oklahoma, Texas, or Kansas. For comparability, the amounts for third quarter 2007 and for the nine months ended September 30, 2007 have been restated using the same geographical allocation method.
The following table summarizes financial results by operating segment:

For the Three Months Ended September 30, 2008
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations	Company

Net interest income	$12,603	$8,228	$2,361	$2,578	$343	$(2,925)	$23,188
Provision for loan losses	1,190	2,300	2,956	409	—	—	6,855
Noninterest income	2,124	709	(103)	56	454	822	4,062
Noninterest expenses	7,984	4,310	1,207	743	1,047	1,242	16,533

Income (loss) before taxes	5,553	2,327	(1,905)	1,482	(250)	(3,345)	3,862
Taxes on income	2,258	995	(569)	634	(101)	(1,661)	1,556

Net income (loss)	$3,295	$1,332	$(1,336)	$848	$(149)	$(1,684)	$2,306

For the Three Months Ended September 30, 2007
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations	Company

Net interest income	$12,253	$7,016	$2,805	$1,743	$190	$(301)	$23,706
Provision for loan losses	241	1,062	549	297	—	—	2,149
Noninterest income	1,925	385	330	51	769	166	3,626
Noninterest expenses	7,686	3,610	2,395	282	882	1,307	16,162

Income (loss) before taxes	6,251	2,729	191	1,215	77	(1,442)	9,021
Taxes on income	2,492	1,091	(52)	447	44	(517)	3,505

Net income (loss)	$3,759	$1,638	$243	$768	$33	$(925)	$5,516

For the Nine Months Ended September 30, 2008
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations*	Company

Net interest income	$35,562	$24,528	$7,426	$7,256	$1,085	$(8,552)	$67,305
Provision for loan losses	3,358	4,463	3,979	481	—	—	12,281
Noninterest income	6,351	1,479	107	129	1,211	3,432	12,709
Noninterest expenses	24,192	12,396	4,781	2,166	2,764	2,396	48,695

Income (loss) before taxes	14,363	9,148	(1,227)	4,738	(468)	(7,516)	19,038
Taxes on income	5,641	3,633	(309)	1,894	(185)	(3,312)	7,362

Net income (loss)	$8,722	$5,515	$(918)	$2,844	$(283)	$(4,204)	$11,676

* Includes externally generated revenue of $7.2 million, primarily from consulting services, and an internally generated loss of $12.3 million from the funds management unit

Fixed asset expenditures	$1,555	$613	$63	$29	$—	$793	$3,053
Total loans at period end	962,611	892,998	288,268	296,214	72,248	—	2,512,339
Total assets at period end	971,055	890,741	295,303	294,784	77,498	302,990	2,832,371
Total deposits at period end	1,345,710	136,694	148,269	—	2,802	565,244	2,198,719

For the Nine Months Ended September 30, 2007
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations	Company

Net interest income	$36,624	$19,603	$7,269	$5,034	$1,392	$(861)	$69,061
Provision for loan losses	1,423	3,106	990	598	—	—	6,117
Noninterest income	7,437	1,048	436	78	2,826	537	12,362
Noninterest expenses	21,808	9,661	5,596	1,367	2,623	6,746	47,801

Income (loss) before taxes	20,830	7,884	1,119	3,147	1,595	(7,070)	27,505
Taxes on income	7,973	3,033	342	1,211	612	(2,523)	10,648

Net income (loss)	$12,857	$4,851	$777	$1,936	$983	$(4,547)	$16,857

* Includes externally generated revenue of $3.0 million, primarily from consulting services, and an internally generated loss of $3.3 million from the funds management unit

Fixed asset expenditures	$933	$506	$401	$—	$57	$446	$2,343
Total loans at period end	844,860	644,750	251,131	192,482	78,417	—	2,011,640
Total assets at period end	850,933	645,745	265,551	195,401	84,798	344,424	2,386,852
Total deposits at period end	1,265,130	118,784	119,031	—	3,275	406,499	1,912,719
NOTE 15: ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED
In December 2007, the Financial Accounting Standards Board revised Statement No. 141, Business Combinations (Revised 2007) (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141(R) requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. The fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141(R) requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141(R), nearly all acquired assets and liabilities assumed are required to be recorded at fair value at the acquisition date, including loans. This will eliminate separate recognition of the acquired allowance for loan losses on the acquirer’s balance sheet as credit related factors will be incorporated directly into the fair value of the loans recorded at the acquisition date. SFAS No. 141(R) is expected to have an impact on Southwest’s accounting for business combinations closing on or after January 1, 2009.

In December 2007, the Financial Accounting Standards Board issued Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51 (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for Southwest on January 1, 2009 and is not expected to have a significant impact on Southwest’s financial statements.
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
In May 2008, the Financial Accounting Standards Board issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Southwest will adopt the provisions of SFAS No. 162 when effective but does not anticipate adoption will have a significant impact on Southwest’s financial statements.
NOTE 16: COMMITMENTS AND CONTINGENCIES
In the first quarter of 2007, Southwest recorded a charge of approximately $2.5 million representing cash due from certain ATMs owned by Cash Source, Inc. (“CSI”), a subsidiary of Stillwater National, that an armored transportation company failed to deliver. Stillwater National and CSI have filed legal actions against the armored transportation company, its owners, and others for the recovery of their funds and damages, have notified law enforcement and bank regulatory authorities and their insurers, and continue to pursue means of recovery. The 2008 financial statements reflect related legal expenses incurred by Southwest in the first nine months of approximately $324,000 and approximately $785,000 during the year 2007 of which $720,000 was incurred in the first nine months of 2007. Southwest filed its proof of loss with the insurer on August 6, 2007, which the insurer denied in April 2008. Stillwater National and CSI are pursuing various options for recovery.
NOTE 17: VISA USA SHARES
Stillwater National and other VISA USA member banks are obligated to share in costs resulting from litigation against VISA USA. In March 2008, Visa, Inc. (Visa) completed an initial public offering. This transaction allowed Visa to place part of the cash proceeds into an escrow account that will be utilized to pay litigation and settlement expenses. Stillwater National previously estimated the settlement costs of such litigation and recorded its proportionate share of that estimated liability, offset by its proportionate share of the escrow account established by Visa..
As a result of Visa’s public offering, Stillwater National recorded a gain of $1.2 million before tax expense for the redemption for cash of 29,212 shares of VISA USA shares owned by Stillwater National and carried at a zero dollar basis. Stillwater National owns an additional 46,348 shares of Class B Visa stock carried at a zero dollar basis. These remaining shares will be held in escrow by Visa until the later of the third anniversary of the public offering date or the final resolution of the litigation discussed above.

SOUTHWEST BANCORP, INC.
Management’s Discussion and Analysis
of Financial Condition and Results of Operations
Forward-Looking Statements. This management’s discussion and analysis of financial condition and results of operations, the notes to Southwest’s unaudited consolidated financial statements, and other portions of this report include forward-looking statements such as: statements of Southwest’s goals, intentions, and expectations; estimates of risks and of future costs and benefits; expectations regarding future financial performance of Southwest and its operating segments; assessments of loan quality, probable loan losses, and the amount and timing of loan growth, performing and problem loan payoffs; liquidity, contractual obligations, off-balance sheet risk, and market or interest rate risk; and statements of Southwest’s ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws, regulations, and accounting principles; and a variety of other matters. These other matters, include, among other things, the direct and indirect effects of the recent unsettled national and international economic conditions on interest rates, credit quality, loan demand, liquidity, and monetary and supervisory policies of banking regulators. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest’s past growth and performance do not necessarily indicate its future results.
Management’s discussion and analysis of Southwest’s consolidated financial condition and results of operations should be read in conjunction with Southwest’s unaudited consolidated financial statements and the accompanying notes.
GENERAL
Southwest Bancorp, Inc. (“Southwest”) is a financial holding company for Stillwater National Bank and Trust Company (“Stillwater National”), SNB Bank of Wichita (“SNB Wichita”), Bank of Kansas (“SNB Kansas”), Healthcare Strategic Support, Inc. (“HSSI”), and Business Consulting Group, Inc. (“BCG”). Through its subsidiaries, Southwest offers commercial and consumer lending, deposit and investment services, and specialized cash management, consulting and other financial services from offices in Oklahoma City, Stillwater, Tulsa, Edmond, and Chickasha, Oklahoma; Dallas, Austin, San Antonio, Houston, and Tilden, Texas; and Hutchinson, South Hutchinson, Kansas City, and Wichita, Kansas; and on the Internet, through SNB DirectBanker®.
Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest became a public company in late 1993 with assets of approximately $434 million. At September 30, 2008, Southwest had total assets of $2.8 billion, deposits of $2.2 billion, and shareholders’ equity of $226.1 million.
On September 22, 2008, Southwest announced the planned merger of SNB Wichita with SNB Kansas. This merger, which is subject to regulatory approval, is intended to create more convenience for customers and operational efficiencies for Southwest.
Southwest’s banking philosophy has led to the development of a line of deposit, lending, and other financial products that respond to professional and commercial customer needs for speed, efficiency, and information, and complement more traditional banking products. Such specialized financial services include integrated document imaging and cash management services designed to help our customers in the healthcare industry and other record-intensive enterprises operate more efficiently, and management consulting services through Southwest’s management consulting subsidiaries: HSSI, which serves physicians, hospitals, and healthcare groups, and BCG, which serves commercial enterprises. Information regarding Southwest is available on line at www.oksb.com. Information regarding the products and services of Southwest’s financial institution subsidiaries is available on line at www.banksnb.com, www.snbwichita.com, and www.bankofkansas.com. The information on these websites is not a part of this report on Form 10-Q.
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
Southwest’s expansion outside Oklahoma began in 2002. At September 30, 2008, the Texas Banking segment accounted for $893.0 million in loans, the Kansas Banking segment accounted for $288.3 million in loans and the Other States Banking Segment accounted for $296.2 million in loans. In total, these offices accounted for 61% of portfolio loans and 59% of total loans, which include loans held for sale. During the first nine months of 2008, these segments produced $7.4 million in net income (64% of the consolidated total), $208.0 million in loan growth, and $196.0 million in asset growth.
The Oklahoma Banking segment accounted for $8.7 million, or 75%, of consolidated year-to-date net income. Outstanding loans in the Oklahoma Banking Segment totaled $962.6 million at quarter end and increased by $86.5 million, or 10%, from December 31, 2007.
Southwest offers products to the student and residential mortgage lending markets. These operations comprise the Secondary Market business segment. During the first nine months of 2008, this segment incurred a net loss of $283,000 as a result of decreased noninterest income and reduced margin. Secondary Market loans and assets increased $6.0 million, or 9%, and $5.7 million, or 8%, respectively, to $72.2 million and $77.5 million. Southwest engages in residential mortgage lending, but residential mortgages have not been a significant element of Southwest’s strategy. Please see “Financial Condition: Loans” below for additional information.
For additional information on Southwest’s operating segments, please see Note 14, “Operating Segments”, in the Notes to Unaudited Consolidated Financial Statements. The total of net income of the segments discussed above does not equal consolidated net income for the first nine months of 2008 due to losses from the Other Operations segment, which provides funding and liquidity services to the rest of the organization.
FINANCIAL CONDITION
Investment Securities
Southwest’s investment security portfolio decreased $14.9 million, or 6%, from $256.6 million at December 31, 2007, to $241.7 million at September 30, 2008. The decrease is primarily the result of a $103.0 million (54%) decrease in U.S. government and agency securities, resulting from increased early redemption of callable agency securities in reaction to a significant decline in market interest rates, offset in part by an $87.2 million (227%) increase in mortgage backed securities, and a $1.5 million (16%) increase in tax-exempt securities during the first nine months of 2008.
Loans
Total loans, including loans held for sale, were $2.5 billion at September 30, 2008, a 14% increase from $2.2 billion at December 31, 2007. Commercial real estate mortgage, one-to-four family residential mortgage, commercial, and student loans increased, while real estate construction and other consumer loans decreased.
The following table presents the trends in the composition of the loan portfolio at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2008	2007	$ Change	% Change

Real estate mortgage
Commercial	$1,077,601	$750,047	$327,554	43.67%
One-to-four family residential	116,270	111,085	5,185	4.67
Real estate construction	634,339	724,929	(90,590)	(12.50)
Commercial	574,087	521,501	52,586	10.08
Installment and consumer
Student loans	67,610	61,555	6,055	9.84
Other	42,432	42,715	(283)	(0.66)

Total loans	$2,512,339	$2,211,832	$300,507

The composition of loans held for sale and reconciliation to total loans is shown in the following table.

	September 30,	December 31,
(Dollars in thousands)	2008	2007	$ Change	% Change

Loans held for sale:
Student loans	$67,610	$61,555	$6,055	9.84%
One-to-four family residential	3,500	3,442	58	1.69
Other loans held for sale	1,138	1,278	(140)	(10.95)

Total loans held for sale	72,248	66,275	5,973
Portfolio loans	2,440,091	2,145,557	294,534	13.73

Total loans	$2,512,339	$2,211,832	$300,507

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
Management determines the appropriate level of the allowance for loan losses using an established methodology. (See Note 6: “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.) At September 30, 2008, the allowance for loan losses was $35.8 million, an increase of $6.2 million, or 21%, from the allowance for loan losses at December 31, 2007. Changes in the amount of the allowance resulted from the application of the methodology, which is designed to estimate inherent losses on total loans in the portfolio, including those on nonperforming loans. The allowance was 1.47% and 1.38% of total portfolio loans at September 30, 2008 and December 31, 2007, respectively. Management believes the amount of the allowance is appropriate.
At September 30, 2008, the allowance for loan losses was $35.8 million, or 56.07% of nonperforming loans, compared to $29.6 million, or 100.04% of nonperforming loans, at December 31, 2007. (See “Results of Operations-Provision for Loan Losses.”) Nonaccrual loans, which comprise the majority of nonperforming assets, were $61.6 million as of September 30, 2008, an increase of $42.0 million or 215% from year end. These loans are carried at their estimated collectible amounts and no longer accrue interest. The increase in nonaccrual loans is primarily due to two collateral dependent lending relationships that are secured by real estate. The associated loss reserves were established based on the estimated fair value of the supporting collateral.
Performing loans considered potential problem loans (loans that are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems cause management to have concerns as to the ability of the borrowers to comply with the present loan repayment terms and which may become problems in the future) amounted to approximately $86.1 million at September 30, 2008, compared to $61.6 million at December 31, 2007. Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.
At September 30, 2008, the reserve for unfunded loan commitments was $3.3 million, a $249,000, or 8%, increase from the amount at December 31, 2007. Management believes the amount of the reserve is appropriate and the increased amount is the result of methodology application. (See Note 6: “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.)
Deposits and Other Borrowings
Southwest’s deposits were $2.2 billion at September 30, 2008 and $2.1 billion at December 31, 2007. Increases occurred in all types of deposit accounts.

The following table presents the trends in the composition of deposits at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2008	2007	$ Change	% Change
Noninterest-bearing demand	$280,453	$257,067	$23,386	9.10%
Interest-bearing demand	70,471	63,323	7,148	11.29
Money market accounts	554,357	541,950	12,407	2.29
Savings accounts	14,452	13,032	1,420	10.90
Time deposits of $100,000 or more	731,773	690,985	40,788	5.90
Other time deposits	547,213	492,222	54,991	11.17

Total deposits	$2,198,719	$2,058,579	$140,140

Stillwater National has substantial unused borrowing availability in the form of unsecured brokered certificate of deposits from Merrill Lynch & Co., Citigroup Global Markets, Inc., Wachovia Securities LLC, UBS Financial Services, Inc., RBC Dain Rauscher, and Morgan Stanley & Co., Inc., in connection with its retail certificate of deposit program. At September 30, 2008, $333.8 million in these retail certificates of deposit were included in time deposits of $100,000 or more, a decrease of $1.2 million, or less than 1%, from year-end 2007.
Included in time deposits of $100,000 or more in the above table, Stillwater National has other brokered certificates of deposit totaling $300,000 as of September 30, 2008 and $600,000 as of December 31, 2007.
In addition, Stillwater National has brokered certificates of deposit issued in amounts under $100,000 totaling $5.2 million and $681,000 as of September 30, 2008, and December 31, 2007, respectively, included in other time deposits in the above table.
Other borrowings, which consist of federal funds purchased and repurchase agreements, increased $80.8 million, or 37%, to $299.1 million during the first nine months of 2008. The increase reflects the changes in the need for funding based on loan and deposit activities for the period.
Shareholders’ Equity
Shareholders’ equity increased $8.5 million, or 4%, due primarily to earnings of $11.7 million for the first nine months of 2008, offset by dividends declared totaling $4.1 million. Issuance of common stock through the dividend reinvestment plan, the employee stock purchase plan, and share based compensation plans, including tax benefits realized, contributed an additional $2.4 million to shareholders’ equity in the first nine months of 2008. Net unrealized holding gains and losses on available for sale investment securities (net of tax) decreased to a loss of $1.1 million at September 30, 2008 compared to a gain of $408,000 at December 31, 2007.
At September 30, 2008, Southwest, Stillwater National, SNB Wichita, and SNB Kansas continued to exceed all applicable regulatory capital requirements. See “Capital Resources” on page 34.
RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2008 and 2007
Net income for the third quarter of 2008 of $2.3 million represented a decrease of $3.2 million, or 58%, from the $5.5 million earned in the third quarter of 2007. Diluted earnings per share were $0.16 compared to $0.38, a 58% decrease. The decrease in quarterly net income was the result of a $518,000, or 2%, decrease in net interest income, a $4.7 million, or 219%, increase in the provision for loan losses, and a $371,000, or 2%, increase in noninterest expense offset by a $436,000, or 12%, increase in noninterest income, and a $1.9 million, or 56%, decrease in income taxes.
The $518,000 decrease in net interest income for the quarter was primarily due to the effects of decreased loan yields, which more than offset the favorable effects of increased loan volume. Provisions for loan losses are booked in the amounts necessary to increase the allowance for loan losses to an appropriate level at period end after charge-offs for the period. The necessary provision for third quarter of 2008 was $4.7 million more than the provision required for third quarter of 2007.

(See Note 6: “Allowance for Loan Losses and Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses and for Unfunded Loan Commitments” on page 33.)
The increase in noninterest income was mainly the result of increased service charges and fees of $301,000 and increased other noninterest income of $240,000, offset in part by lower gains on securities of $158,000. The increase in noninterest expense consists of a $454,000 increase in occupancy expense, a $350,000 increase in other general and administrative expense, and a $335,000 increase in FDIC and other insurance, offset in part by a $585,000 decrease in the provision for unfunded loan commitments and a $103,000 decrease in salaries and employee benefits.
On an operating segment basis, the decrease in net income was the result of a $1.6 million reduction in net income from the Kansas Banking segment, a $759,000 increased loss from the Other Operations segment, a $464,000 reduction in net income from the Oklahoma Banking segment, a $306,000 reduction in net income from the Texas Banking segment, and a $182,000 reduction in net income from the Secondary Market segment, offset by an $80,000 increase from the Other States Banking segment.
Net Interest Income

	For the three months
	ended September 30,
(Dollars in thousands)	2008	2007	$ Change	% Change

Interest income:
Loans	$38,441	$42,346	$(3,905)	(9.22)%
Investment securities:
U.S. government and agency obligations	818	2,196	(1,378)	(62.75)
Mortgage-backed securities	1,484	370	1,114	301.08
State and political subdivisions	98	85	13	15.29
Other securities	131	165	(34)	(20.61)
Other interest-earning assets	22	39	(17)	(43.59)

Total interest income	40,994	45,201	(4,207)	(9.31)

Interest expense:
Interest-bearing demand deposits	147	82	65	79.27
Money market accounts	2,898	5,589	(2,691)	(48.15)
Savings accounts	17	24	(7)	(29.17)
Time deposits of $100,000 or more	6,879	7,445	(566)	(7.60)
Other time deposits	4,457	5,684	(1,227)	(21.59)
Other borrowings	1,839	1,715	124	7.23
Subordinated debentures	1,569	956	613	64.12

Total interest expense	17,806	21,495	(3,689)	(17.16)

Net interest income	$23,188	$23,706	$(518)	(2.19)%

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
Yields on Southwest’s interest-earning assets decreased 212 basis points, while the rates paid on Southwest’s interest-bearing liabilities decreased only 160 basis points, resulting in a decrease in the interest rate spread to 2.85% for the third quarter of 2008 from 3.37% for the third quarter of 2007. During the same periods, annualized net interest margin was 3.39% and 4.25%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities decreased to 120.38% from 122.70%.

The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets, which was offset in part by the effects of a $511.9 million, or 23%, increase in average interest-earning assets. Southwest’s average loans increased $560.1 million, or 29%; however, the related yield decreased to 6.15% for the third quarter of 2008 from 8.73% in 2007. During the same period, average investment securities decreased $49.0 million, or 17%, and the related yield increased to 4.28% from 3.93% in 2007.
The decrease in total interest expense can be attributed to the decrease in rates paid on interest-bearing liabilities, offset in part by a $459.9 million, or 25%, increase in average interest-bearing liabilities. Southwest’s average total interest-bearing deposits increased $299.8 million, or 19%; however, the related yield decreased to 3.00% for the third quarter of 2008 from 4.65% in 2007.
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

	For the three months ended September 30,
(Dollars in thousands)	2008 vs. 2007
	Increase	Due to Change
	Or	In Average:
	(Decrease)	Volume	Rate

Interest earned on:
Loans receivable (1)	$(3,905)	$10,509	$(14,414)
Investment securities	(285)	(513)	228
Other interest-earning assets	(17)	7	(24)

Total interest income	(4,207)	9,167	(13,374)

Interest paid on:
Interest-bearing demand	65	19	46
Money market accounts	(2,691)	579	(3,270)
Savings accounts	(7)	2	(9)
Time deposits	(1,793)	2,549	(4,342)
Other borrowings	124	1,036	(912)
Subordinated debentures	613	675	(62)

Total interest expense	(3,689)	4,682	(8,371)

Net interest income	$(518)	$4,485	$(5,003)

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the three months ended September 30,
(Dollars in thousands)	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Assets
Total loans	$2,485,617	$38,441	6.15%	$1,925,468	$42,346	8.73%
Investment securities	235,428	2,531	4.28	284,394	2,816	3.93
Other interest-earning assets	4,113	22	2.13	3,415	39	4.53

Total interest-earning assets	2,725,158	40,994	5.98	2,213,277	45,201	8.10
Other assets	72,624			72,780

Total assets	$2,797,782			$2,286,057

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$75,436	$147	0.78%	$62,667	$82	0.52%
Money market accounts	545,520	2,898	2.11	489,514	5,589	4.53
Savings accounts	14,285	17	0.47	13,263	24	0.72
Time deposits	1,272,097	11,336	3.55	1,042,096	13,129	5.00

Total interest-bearing deposits	1,907,338	14,398	3.00	1,607,540	18,824	4.65
Other borrowings	275,365	1,839	2.66	149,952	1,715	4.54
Subordinated debentures	81,122	1,569	7.74	46,393	956	8.24

Total interest-bearing liabilities	2,263,825	17,806	3.13	1,803,885	21,495	4.73

Noninterest-bearing demand deposits	278,565			246,607
Other liabilities	24,250			22,904
Shareholders’ equity	231,142			212,661

Total liabilities and shareholders’ equity	$2,797,782			$2,286,057

Interest rate spread		$23,188	2.85%		$23,706	3.37%

Net interest margin (1)			3.39%			4.25%

Ratio of average interest-earning assets to average interest-bearing liabilities	120.38%			122.70%

(1)	Net interest margin = annualized net interest income / average interest-earning assets

Noninterest Income

	For the three months
	ended September 30,
(Dollars in thousands)	2008	2007	$ Change	% Change

Noninterest income:
ATM and bank card service charges	$349	$317	$32	10.09%
Other service charges	2,059	1,710	349	20.41
Other fees	441	521	(80)	(15.36)
Other noninterest income	662	422	240	56.87
Gain on sales of loans:
Student loan sales	208	353	(145)	(41.08)
Mortgage loan sales	262	165	97	58.79
All other loan sales	131	30	101	336.67
Gain (loss) on investment securities	(50)	108	(158)	(146.30)

Total noninterest income	$4,062	$3,626	$436	12.02%

The increase in other service charges is the result of increases in commercial account service charges due to a reduction in earnings credits on balances caused by decreases in interest rates, while the increase in other noninterest income is primarily the result of reclassifying a $248,000 loss on the sale of fixed assets to other noninterest expense.
Gain on sales of loans is a reflection of the activity in the student, mortgage and commercial lending areas discussed elsewhere in this report.
The decreased gain on investment securities is the result of recording a $50,000 impairment on a private equity investment during the current quarter.
Noninterest Expense

	For the three months
	ended September 30,
(Dollars in thousands)	2008	2007	$ Change	% Change

Noninterest expense:
Salaries and employee benefits	$8,863	$8,966	$(103)	(1.15)%
Occupancy	2,968	2,514	454	18.06
FDIC and other insurance	469	134	335	250.00
Other real estate (net)	(92)	(12)	(80)	(666.67)
Unfunded loan commitment reserve	90	675	(585)	(86.67)
Other general and administrative	4,235	3,885	350	9.01

Total noninterest expense	$16,533	$16,162	$371	2.30%

Salaries and employee benefits decreased $103,000 primarily as a result of a decrease in the number of employees offset in part by annual compensation increases. The number of full-time equivalent employees for the quarter decreased from 463 at the beginning of the quarter to 458 as of September 30, 2008. For the third quarter of 2007, the number of full-time equivalent employees for the quarter increased from 457 at the beginning of the quarter to 484 as of September 30, 2007.
Occupancy expense increased primarily due to increased amortization of maintenance contracts of $275,000, increased building rental expense of $74,000, increased depreciation expense of $63,000, and increased repair expense of $32,000.
Effective in 2007, under the Deposit Insurance Reform Act of 2005, depository institutions in all risk categories must pay FDIC insurance premiums. In conjunction with the premiums paid in 2007, Southwest utilized an assessment credit to substantially offset the FDIC insurance premiums. Current quarterly premiums are approximately $343,000. Southwest expects substantial increases in its FDIC premium assessment in 2009.

The unfunded loan commitment reserve expense decreased $585,000 due to a decline in the growth of commitments when compared to the same period of prior year.
Current period other general and administrative expenses includes increased fees to governmental guarantee agencies of $126,000 and increased miscellaneous expenses of $255,000, which includes the reclassified losses on sale of fixed assets of $248,000.
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
Net income for the nine months ended September 30, 2008 of $11.7 million represented a decrease of $5.2 million, or 31%, from the $16.9 million earned for the nine months ended September 30, 2007. Diluted earnings per share were $0.80 compared to $1.15, a 30% decrease. The decline in net income was primarily the result of a $1.8 million, or 3%, decrease in net interest income, a $6.2 million, or 101%, increase in the provision for loan losses, and an $894,000, or 2%, increase in noninterest expense offset by a $3.3 million, or 31%, decrease in income taxes and a $347,000, or 3%, increase in noninterest income.
The $1.8 million decrease in net interest income was primarily due to the effects of decreased loan yields, which more than offset the favorable effects of increased loan volume. Provisions for loan losses are booked in the amounts necessary to increase the allowance for loan losses to an appropriate level at period end after charge-offs for the period. The necessary provision for 2008 was $6.2 million more than the provision required for 2007. (See Note 6: “Allowance for Loan Losses and Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses and for Unfunded Loan Commitments” on page 33.)
On an operating segment basis, the decrease in net income was the result of a $4.1 million decrease from the Oklahoma Banking segment, a $1.7 million decrease from the Kansas Banking Segment, and a $1.3 million decrease from the Secondary Market segment, offset by a $908,000 increase from the Other States Banking segment, a $664,000 increase from the Texas Banking segment, and $343,000 reduction in the loss from the Other Operations segment.
Net Interest Income

	For the nine months
	ended September 30,
(Dollars in thousands)	2008	2007	$ Change	% Change

Interest income:
Loans	$116,536	$122,210	$(5,674)	(4.64)%
Investment securities:
U.S. government and agency obligations	2,733	6,476	(3,743)	(57.80)
Mortgage-backed securities	3,828	996	2,832	284.34
State and political subdivisions	288	177	111	62.71
Other securities	444	693	(249)	(35.93)
Other interest-earning assets	70	219	(149)	(68.04)

Total interest income	123,899	130,771	(6,872)	(5.25)

Interest expense:
Interest-bearing demand deposits	454	261	193	73.95
Money market accounts	10,488	14,294	(3,806)	(26.63)
Savings accounts	58	65	(7)	(10.77)
Time deposits of $100,000 or more	21,795	23,358	(1,563)	(6.69)
Other time deposits	14,964	15,962	(998)	(6.25)
Other borrowings	5,755	4,935	820	16.62
Subordinated debentures	3,080	2,835	245	8.64

Total interest expense	56,594	61,710	(5,116)	(8.29)

Net interest income	$67,305	$69,061	$(1,756)	(2.54)%

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
Yields on Southwest’s interest-earning assets decreased 190 basis points, while the rates paid on Southwest’s interest-bearing liabilities decreased only 129 basis points, resulting in a decrease in the interest rate spread to 2.83% for the first nine months of 2008 from 3.44% for the first nine months of 2007. During the same periods, annualized net interest margin was 3.41% and 4.31%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities decreased to 120.10% from 122.68%.
The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets, which was offset in part by the effects of a $499.4 million, or 23%, increase in average interest-earning assets. Southwest’s average loans increased $545.1 million, or 29%; however, the related yield decreased to 6.48% for the first nine months of 2008 from 8.80% in 2007. During the same period, average investment securities decreased $43.2 million, or 16%, and the related yield increased slightly to 4.15% from 4.01% in 2007.
The decrease in total interest expense can be attributed to the decrease in the rates paid on interest-bearing liabilities, offset in part by a $453.4 million, or 26%, increase in average interest-bearing liabilities. Southwest’s average total interest-bearing deposits increased $315.4 million, or 20%; however, the related yield decreased to 3.41% for the third quarter of 2008 from 4.63% in 2007.

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

	For the nine months ended September 30,
(Dollars in thousands)	2008 vs. 2007
	Increase	Due to Change
	Or	In Average:
	(Decrease)	Volume	Rate

Interest earned on:
Loans receivable (1)	$(5,674)	$30,912	$(36,586)
Investment securities	(1,049)	(1,333)	284
Other interest-earning assets	(149)	(73)	(76)

Total interest income	(6,872)	26,966	(33,838)

Interest paid on:
Interest-bearing demand	193	64	129
Money market accounts	(3,806)	3,277	(7,083)
Savings accounts	(7)	10	(17)
Time deposits	(2,561)	6,150	(8,711)
Other borrowings	820	3,244	(2,424)
Subordinated debentures	245	651	(406)

Total interest expense	(5,116)	13,906	(19,022)

Net interest income	$(1,756)	$13,060	$(14,816)

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material . Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the nine months ended September 30,
(Dollars in thousands)	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Assets
Total loans	$2,401,162	$116,536	6.48%	$1,856,068	$122,210	8.80%
Investment securities	234,894	7,293	4.15	278,090	8,342	4.01
Other interest-earning assets	3,430	70	2.73	5,945	219	4.93

Total interest-earning assets	2,639,486	123,899	6.27	2,140,103	130,771	8.17
Other assets	72,084			73,385

Total assets	$2,711,570			$2,213,488

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$75,813	$454	0.80%	$62,367	$261	0.56%
Money market accounts	546,560	10,488	2.56	428,597	14,294	4.46
Savings accounts	13,780	58	0.56	11,795	65	0.74
Time deposits	1,237,196	36,759	3.97	1,055,156	39,320	4.98

Total interest-bearing deposits	1,873,349	47,759	3.41	1,557,915	53,940	4.63
Other borrowings	266,367	5,755	2.89	140,110	4,935	4.71
Subordinated debentures	58,054	3,080	7.07	46,393	2,835	8.15

Total interest-bearing liabilities	2,197,770	56,594	3.44	1,744,418	61,710	4.73

Noninterest-bearing demand deposits	265,245			240,688
Other liabilities	21,826			21,158
Shareholders’ equity	226,729			207,224

Total liabilities and shareholders’ equity	$2,711,570			$2,213,488

Interest rate spread		$67,305	2.83%		$69,061	3.44%

Net interest margin (1)			3.41%			4.31%

Ratio of average interest-earning assets to average interest-bearing liabilities	120.10%			122.68%

(1)	Net interest margin = annualized net interest income / average interest-earning assets

Noninterest Income

	For the nine months
	ended September 30,
(Dollars in thousands)	2008	2007	$ Change	% Change

Noninterest income:
ATM and bank card service charges	$1,055	$938	$117	12.47%
Other service charges	5,975	4,812	1,163	24.17
Other fees	1,088	1,339	(251)	(18.75)
Other noninterest income	1,349	1,138	211	18.54
Gain on sales of loans:
Student loan sales	790	1,911	(1,121)	(58.66)
Mortgage loan sales	712	522	190	36.40
All other loan sales	542	123	419	340.65
Gain on investment securities	1,198	1,579	(381)	(24.13)

Total noninterest income	$12,709	$12,362	$347	2.81%

The increase in ATM and bank card service charges is the result of increased ATM interchange revenue, the increase in other service charges is the result of increases in commercial account service charges due to a reduction in earnings credits on balances caused by decreases in interest rates, while the decrease in other fees is primarily the result of a $260,000 impairment charge on loan servicing rights recognized during the first quarter.
The increase in other noninterest income is the result of increased consulting fees of $356,000 offset by decreased other miscellaneous income of $151,000.
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
Noninterest Expense

	For the nine months
	ended September 30,
(Dollars in thousands)	2008	2007	$ Change	% Change

Noninterest expense:
Salaries and employee benefits	$26,941	$25,449	$1,492	5.86%
Occupancy	8,028	7,305	723	9.90
FDIC and other insurance	1,443	397	1,046	263.48
Other real estate (net)	115	(122)	237	194.26
Unfunded loan commitment reserve	250	761	(511)	(67.15)
Other general and administrative	11,918	14,011	(2,093)	(14.94)

Total noninterest expense	$48,695	$47,801	$894	1.87%

Salaries and employee benefits increased $1.5 million primarily as a result of annual compensation increases offset in part by a decrease in the number of employees. The number of full-time equivalent employees for the first nine months decreased from 489 at the beginning of the year to 458 as of September 30, 2008. For the first nine months of 2007, the number of full-time equivalent employees increased from 429 at the beginning of the year to 484 as of September 30, 2007.
Occupancy expense increased primarily due to increased amortization of maintenance contracts of $338,000 and increased building rental expense of $167,000. The remaining increase is the result of numerous de minimis increases.

Effective in 2007, under the Deposit Insurance Reform Act of 2005, depository institutions in all risk categories must pay FDIC insurance premiums. In conjunction with the premiums paid in 2007, Southwest utilized an assessment credit to substantially offset the FDIC insurance premiums. Year-to-date premiums are approximately $1.0 million. Southwest expects substantial increases in its FDIC premium assessment in 2009.
The unfunded loan commitment reserve expense decreased $511,000 due to a decline in the growth of commitments when compared to the same period of prior year.
Year-to-date other general and administrative expenses includes increased charitable contributions of $270,000, increased amortization expense of $214,000, increased fees to government guarantee agencies of $211,000, increased accounting fees of $185,000, and increased marketing fees of $166,000, offset in part by the $566,000 reversal of prior year’s Visa litigation accrual and decreased supplies and printing expense of $191,000. The net decrease in general and administrative expenses is the result of the $2.5 million cash receivable write-off and the $300,000 in related legal expenses that occurred in first quarter 2007. (See Note 16: “Commitments and Contingencies” in the Notes to Unaudited Consolidated Financial Statements.)
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
The allowance for loan losses of $35.8 million increased $6.2 million, or 21%, from year-end 2007. A provision for loan losses of $12.3 million was recorded in the first nine months of 2008, an increase of $6.2 million, or 101%, from the first nine months of 2007. A provision for loan losses of $6.9 million was recorded for the three months ended September 30, 2008, an increase of $4.7 million, or 219%, from the three months ended September 30, 2007. The increase in the provision for loan losses was the result of the calculations of the appropriate allowance at each period end. This change in the period end allowance is the result of growth in performing commercial and commercial real estate loans, an increase in potential problem loans, and an increase in the allowance related to impaired loans. (See Note 6: “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.)
At September 30, 2008, the reserve for unfunded loan commitments was $3.3 million, a $249,000, or 8%, increase from the amount reported at December 31, 2007. This reserve is included in other liabilities. The related provision for unfunded loan commitments is a component of general and administrative expense. (See Note 6: “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.)
Taxes on Income
Southwest’s income tax expense was $7.4 million and $10.6 million for the first nine months of 2008 and 2007, respectively, a decrease of $3.3 million, or 31%. The effective tax rate for the first nine months of 2008 was 38.67% while the effective tax rate for the first nine months of 2007 was 38.71%.
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
Southwest, Stillwater National, SNB Wichita, and SNB Kansas have available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank (“FRB”), the Student Loan Marketing Association (“Sallie Mae”), the Federal Home Loan Bank of Topeka (“FHLB”).
Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $1.9 million at September 30, 2008. Stillwater

National has approved federal funds purchase lines totaling $372.0 million with thirteen banks; $82.7 million was outstanding on these lines at September 30, 2008. Stillwater National is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program. Collateral under this program consists of pledged selected commercial and industrial loans. Currently the collateral will allow Stillwater National to borrow up to $79.6 million. As of September 30, 2008, no borrowings were made through the BIC program. In addition, Stillwater National has available a $455.8 million line of credit, SNB Wichita has a $26.1 million line of credit, and SNB Kansas has a $16.8 million line of credit from the FHLB. Borrowings under the FHLB lines are secured by investment securities and loans. At September 30, 2008, the Stillwater National FHLB line of credit had an outstanding balance of $146.5 million, the SNB Wichita and the Bank of Kansas lines of credit had no amounts outstanding. In addition, Stillwater National has available two lines of credit from Sallie Mae, one for $200 million and one for $75 million. Borrowings under the $200 million line would be secured by student loans and borrowings under the $75 million line are used exclusively to fund disbursements under the consolidation loan program which Sallie Mae began in 2007. Southwest had no amounts outstanding on either the $200 million line or the $75 million line as of September 30, 2008.
See also “Deposits and Other Borrowings” on page 22 for funds available on brokered certificate of deposit lines of credit.
Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of U.S. government agency obligations, which are designated as pledged with Stillwater National’s safekeeping agent. These transactions are for one to four day periods. Outstanding balances under this program were $48.0 million and $53.0 million as of September 30, 2008 and 2007, respectively.
During the first nine months of 2008, the only categories of other borrowings whose averages exceeded 30% of ending shareholders’ equity were federal funds purchased and funds borrowed from the FHLB.

	September 30, 2008		September 30, 2007
	Federal	Funds	Federal	Funds
	Funds	Borrowed	Funds	Borrowed
(Dollars in thousands)	Purchased	from the FHLB	Purchased	from the FHLB

Amount outstanding at end of period	$82,726	$151,500	$90,500	$36,500
Weighted average rate paid at end of period	1.15%	3.26%	5.14%	4.39%
Average Balance:
For the three months ended	$101,171	$124,954	$65,006	$30,633
For the nine months ended	$97,499	$120,797	$45,455	$47,466
Average Rate Paid:
For the three months ended	2.11%	3.53%	5.24%	4.59%
For the nine months ended	2.65%	3.21%	5.30%	4.87%
Maximum amount outstanding at any month end	$149,300	$156,600	$90,500	$86,500
During the first nine months of 2008, cash and cash equivalents decreased by $9.2 million, or 20%, to $36.5 million. This decrease was the net result of cash used in investing activities of $288.5 million, (primarily net loans originated net of principal repayments) offset by cash provided from financing activities of $254.3 million (primarily from increased deposits and other borrowings), and cash provided by operating activities of $25.0 million.
During the first nine months of 2007, cash and cash equivalents decreased by $27.0 million, or 47%, to $30.6 million. This decrease was the net result of cash used in investing activities of $296.2 million (primarily from net loans originated net of principal repayments), offset in part by cash provided from operating activities of $137.6 million, and cash provided by financing activities of $131.6 million.
CAPITAL RESOURCES
Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines. At September 30, 2008, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 11.88%, a Tier I risk-based capital ratio of 10.49%, and a leverage ratio of 10.51%. As of September 30, 2008, Stillwater National, SNB Wichita, and SNB Kansas met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, SNB Wichita, or SNB Kansas by bank or thrift regulators.
On August 29, 2008, Southwest declared a dividend of $.0950 per common share payable on October 1, 2008 to shareholders of record as of September 17, 2008.
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
The earnings simulation model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows, and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net income. Actual results differ from simulated results due to timing, cash flows, magnitude, and frequency of interest rate changes, changes in market conditions and management strategies, among other factors.
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

Estimated Changes in Net Interest Income

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp	(100) bp

Policy Limit	(18.00)%	(10.00)%	(5.00)%	(5.00)%
September 30, 2008	(0.06)%	(1.16)%	(1.26)%	(2.27)%
December 31, 2007	+9.59%	+3.87%	+2.10%	(2.97)%
The current overnight rate is 1.50%. Southwest believes that a down 200 bp rate scenario is impractical since it would result in rates of less than 0%. As a result, the down 200 bp and down 300 bp scenarios have been excluded. The Net Interest Income at Risk position improved in the decreasing interest rate scenario when compared to the December 31, 2007 risk position. In a rising interest rate environment, Southwest’s net interest income declines in each interest rate scenario. When the rising interest rate scenarios are compared to December 31, 2007, the percentage of increase in net interest income declined in all three rising interest rate scenarios. Although assumed unlikely by Southwest’s Asset and Liability Management Committee, Southwest’s largest exposure to changes in interest rate is in the (100 bp) scenario with a measure of (2.27%) at September 30, 2008, an improvement of 0.70 percentage points from the December 31, 2007 level of (2.97%). All of the above measures of net interest income at risk remain well within prescribed policy limits.
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
Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp	(100) bp

Policy Limit	(35.00)%	(20.00)%	(10.00)%	(10.00)%
September 30, 2008	(15.09)%	(8.90)%	(2.99)%	(1.12)%
December 31, 2007	(9.68)%	(4.31)%	(0.57)%	+ 0.04%
As of September 30, 2008, the economic value of equity measure declined in the decreasing interest rate scenario and declined in each of the increasing interest rate scenarios when compared to the December 31, 2007 percentages. Southwest’s largest economic value of equity exposure is the +300 bp scenario which declined 5.41 percentage points to (15.09%) on September 30, 2008 from the December 31, 2007 value of (9.68%). The economic value of equity ratio in all scenarios remains well within Southwest’s Asset and Liability Management Policy limits.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of September 30, 2008. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of September 30, 2008.
First Nine Months 2008 Changes in Internal Control over Financial Reporting
No change occurred during the first nine months of 2008 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.
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

There were no material changes in risk factors during the first nine months of 2008 from those disclosed in Southwest’s Form 10-K for the year ended December 31, 2007.

Item 2:	Unregistered sales of equity securities and use of proceeds

There were no unregistered sales of equity securities by Southwest during the quarter ended September 30, 2008.

There were no purchases of Southwest’s common stock by or on behalf of Southwest or any affiliated purchasers of Southwest (as defined in Securities and Exchange Commission Rule 10b-18) during the nine months ended September 30, 2008.

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
SOUTHWEST BANCORP, INC.
(Registrant)

By:	/s/ Rick Green	November 6, 2008

	Rick Green	Date
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kerby Crowell	November 6, 2008

	Kerby Crowell Executive Vice President, Chief Financial Officer	Date
and Secretary
(Principal Financial Officer)