Form 10-K
period 2008-12-31
SOUTHWEST BANCORP INC
filed 2009-03-06
CIK 914374

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES  ☑ NO
The registrant’s Common Stock is traded on the NASDAQ Global Select Market under the symbol OKSB. The aggregate market value of approximately 13,495,160 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2008, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $155.2 million based on the closing sales price of $11.50 per share of the registrant’s Common Stock on that date. Solely for purposes of this calculation, it is assumed that directors, officers, and 5% stockholders of the registrant (other than institutional investors) are affiliates.
As of the close of business on March 2, 2009, 14,608,112 shares of the registrant’s Common Stock were outstanding.
Documents Incorporated by Reference

Part III:	Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 23, 2009 (the “Proxy Statement”).
*The registrant is required to file reports pursuant to Section 13 of the Act.

SOUTHWEST BANCORP, INC.

i

FORWARD-LOOKING STATEMENTS
Southwest Bancorp, Inc. (“Southwest”) makes forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include: statements of Southwest’s goals, intentions, and expectations; estimates of risks and of future costs and benefits; expectations regarding future financial performance of Southwest and its operating segments; assessments of loan quality, probable loan losses, and the amount and timing of loan payoffs; liquidity, contractual obligations, off-balance sheet risk, and market, or interest rate risk; and statements of Southwest’s ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws, regulations and accounting principles; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest’s past growth and performance do not necessarily indicate its future results. Please see the discussion of Risk Factors on page 87 and Critical Accounting Policies on page 25.
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

Item of Form 10-K		Location
Part I.
Item 1.	Business.	“Forward-Looking Statements” on page ii, “Southwest Bancorp, Inc.” on page iv, “About this Report” on page v, and “Business” on pages 69 through 79.
Item 1A.	Risk Factors	“Risk Factors” on pages 87 through 91.
Item 1B.	Unresolved Staff Comments	Not applicable. The registrant did not receive any comments from the staff of the Securities and Exchange Commission regarding its periodic or current reports within the last 180 days of 2008.
Item 2.	Properties	“Properties” on pages 93 and 94.
Item 3.	Legal Proceedings	Note 21 “Commitments and Contingencies” on page 62.
Item 4.	Submission of Matters to a Vote of Security Holders	Not applicable. No matter was submitted to a vote of security holders during the fourth quarter of 2008.

PART II
Item. 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	“Securities Listing, Prices, and Dividends” on pages 2 through 4.
Item 6.	Selected Financial Data	“Five Year Summary of Selected Financial Data” on pages 1 and 2.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	“Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 through 27.
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	The section titled “Asset/Liability Management Quantitative and Qualitative Disclosures about Market Risk” on pages 22 through 24.
Item 8.	Financial Statements and Supplementary Data	Pages 29 through 68

	Item of Form 10-K	Location
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	Not applicable. During the past two years or any subsequent period there has been no change in or reportable disagreement with the independent registered public accounting firm for Southwest or any of its subsidiaries.
Item 9A.	Controls and Procedures	“Controls and Procedures” on pages 27 and 28.
Item 9B.	Other Information	Not applicable. The registrant reported all items required to be reported in a Form 8-K during the fourth quarter of 2008.

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	The material labeled “Election of Directors” on pages 2 through 6 , “Board Meetings and Committee” on pages 6 through 8, “Section 16(a) Beneficial Ownership Reporting Compliance” on page 29, “Code of Ethics” on page 31, “Shareholder Proposals and Communications” on page 32, and “Report of the Audit Committee” on page 30 of the Proxy Statement is incorporated by reference in this Report.
Item 11.	Executive Compensation	The material labeled “Director Compensation” on page 10, “Executive Compensation” on pages 23 through 28, “Compensation Discussion and Analysis” on pages 13 through 21, and “Compensation Committee Report” on page 22 of the Proxy Statement is incorporated by reference in this Report.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	The material labeled “Common Stock Owned by Directors and Executive Officers” on pages 11 and 12 and “Owners of More than 5% of Southwest’s Common Stock” on page 12 of the Proxy Statement is incorporated by reference in this Report. Information regarding securities authorized for issuance under equity compensation plans is included under “Equity Compensation Plan Information” on page 4 of this report.
Item 13.	Certain Relationships and Related Transactions and Director Independence	The material labeled “Director Independence” on pages 8 and 9, and “Certain Transactions” on page 29 of the Proxy Statement is incorporated by reference in this Report.
Item 14	Principal Accountant Fees and Services	The material labeled “Relationship with Independent Public Accountants” on pages 29 and 30 of the Proxy Statement is incorporated by reference in this Report.

Part IV
Item 15.	Exhibits, Financial Statement Schedules

Southwest Bancorp, Inc.
Southwest Bancorp, Inc. (“Southwest”) is the financial holding company for the Stillwater National Bank and Trust Company (“Stillwater National”), Bank of Kansas (“SNB Kansas”), Healthcare Strategic Support, Inc. (“HSSI”), and Business Consulting Group, Inc. (“BCG”). Through its subsidiaries, Southwest offers commercial and consumer lending, deposit and investment services, and specialized cash management, consulting and other financial services from offices in Oklahoma City, Tulsa, Stillwater, Edmond, and Chickasha, Oklahoma; Dallas, Austin, San Antonio, Houston, and Tilden, Texas; and Wichita, Kansas City, Hutchinson, and South Hutchinson, Kansas, and on the internet, through SNB DirectBanker®. SNB Bank of Wichita (“SNB Wichita”), a wholly owned subsidiary of Southwest, was merged into SNB Kansas on January 23, 2009.
Southwest focuses on converting its strategic vision into long-term shareholder value using its tested business models. This vision includes long-term goals for increasing earnings and banking assets from operations in Oklahoma, Texas, and Kansas that specialize in serving medical, professional, business, and commercial real estate customers and from more traditional banking operations, including community banking. Southwest’s strategic growth goals include growth from existing and additional offices in carefully selected markets in Texas and other states with concentrations of healthcare and health professionals, business, and their managers and owners, and commercial and commercial real estate borrowers, and careful expansion of community banking operations.
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
Southwest maintains close relationships with businesses, professionals, and their principals to fulfill their banking needs throughout their business development and professional lives.
Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest became a public company in late 1993 with assets of approximately $434.0 million. At December 31, 2008, Southwest had total assets of $2.9 billion, deposits of $2.2 billion, and shareholders’ equity of $302.2 million.
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
Southwest’s common stock is traded on the NASDAQ Global Select Market under the symbol OKSB. Southwest Capital Trust II’s public offering of trust preferred securities are traded on the NASDAQ Global Select Market under the symbol OKSBP.

About This Report
This report comprises the entire 2008 Form 10-K, other than exhibits, as filed with the SEC. The 2008 annual report to shareholders, including this report, and the annual proxy materials for the 2009 annual meeting are being distributed together to shareholders. Copies of exhibits and additional copies of the Form 10-K can be obtained free of charge by writing to Kerby E. Crowell, Chief Financial Officer, Southwest Bancorp, Inc., P.O. Box 1988, Stillwater, OK 74076. This report is provided along with the annual proxy statement for convenience of use and to decrease costs, but is not part of the proxy materials.
The SEC has not approved or disapproved this Report or passed upon its accuracy or adequacy.

v

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
The following table presents Southwest’s selected consolidated financial data for each of the five years in the period ended December 31, 2008. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of Southwest, including the accompanying Notes, presented elsewhere in this report.

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2008	2007	2006	2005	2004

Operations Data
Interest income	$162,794	$177,068	$169,760	$137,344	$104,723
Interest expense	73,075	84,471	76,808	52,115	32,111

Net interest income	89,719	92,597	92,952	85,229	72,612
Provision for loan losses	18,979	8,947	12,187	16,155	13,166
Gain on sales of loans and securities, net (1)	3,566	4,923	3,689	4,915	3,185
Noninterest income	12,572	11,510	12,973	12,368	10,765
Noninterest expenses (2)	62,488	65,108	56,021	51,503	44,228

Income before taxes	24,390	34,975	41,406	34,854	29,168
Taxes on income	9,489	13,597	15,409	13,840	10,539

Net income	$14,901	$21,378	$25,997	$21,014	$18,629

Net income available to common shareholders	$14,658	$21,378	$25,997	$21,014	$18,629

Dividends
Preferred Stock	$243	$—	$—	$—	$—
Common stock	5,519	5,299	4,681	4,035	3,380
Ratio of total dividends to net income	38.67%	24.79%	18.00%	19.20%	18.14%
Per Share Data
Basic earnings per common share	$1.01	$1.49	$1.84	$1.60	$1.54
Diluted earnings per common share	1.00	1.46	1.79	1.55	1.48
Common stock cash dividends	0.38	0.37	0.33	0.30	0.28
Book value per common share (3)	16.18	15.16	13.87	12.16	10.41
Weighted average common shares outstanding:
Basic	14,502,264	14,313,239	14,166,634	13,165,642	12,060,842
Diluted	14,659,301	14,617,713	14,492,554	13,563,904	12,548,059
Financial Condition Data (3)
Investment securities	$264,166	$256,608	$270,519	$268,763	$220,629
Portfolio Loans (4)	2,494,506	2,145,557	1,602,726	1,352,433	1,269,318
Loans held for sale (4)	56,941	66,275	188,464	383,447	354,557
Total loans (4) (5)	2,551,447	2,211,832	1,791,190	1,735,880	1,623,875
Interest-earning assets	2,817,496	2,478,429	2,079,380	2,007,248	1,845,979
Total assets	2,879,762	2,564,298	2,170,628	2,099,639	1,913,787
Interest-bearing deposits	1,918,181	1,801,512	1,511,196	1,433,265	1,316,320
Total deposits	2,180,122	2,058,579	1,765,611	1,657,820	1,500,058
Other borrowings	295,138	218,356	138,094	204,508	200,065
Subordinated debentures	81,963	46,393	46,393	46,393	72,180
Total shareholders’ equity (6)	302,203	217,609	197,510	170,444	125,984
Common shareholders’ equity	235,811	217,609	197,510	170,444	125,984
Mortgage servicing portfolio	158,143	141,680	135,904	133,470	125,353
Selected Ratios
Return on average assets	0.54%	0.94%	1.18%	1.01%	1.03%
Return on average total shareholders’ equity	6.40	10.19	13.99	13.78	15.80
Return on average common equity	6.44	10.19	13.99	13.78	15.80
Net interest margin	3.36	4.20	4.42	4.30	4.16
Efficiency ratio (7)	59.03	59.72	51.11	50.24	51.09
Average assets per employee (8)	$6,206	$4,661	$5,117	$5,448	$5,098

SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)

	At December 31,
(Dollars in thousands, except per share data)	2008	2007	2006	2005	2004

Asset Quality Ratios
Allowance for loan losses to total loans (3)	1.56%	1.34%	1.52%	1.37%	1.17%
Allowance for loan losses to portfolio loans (3)	1.59	1.38	1.70	1.76	1.50
Nonperforming loans to portfolio loans (3) (9)	2.56	1.38	1.83	1.74	1.82
Allowance for loan losses to nonperforming loans (3) (9)	62.16	100.04	92.97	100.96	82.00
Nonperforming assets to portfolio loans and other real estate owned (3) (10)	2.80	1.50	1.95	2.26	2.20
Net loan charge-offs to average total loans	0.36	0.35	0.48	0.65	0.60
Capital Ratios
Average total shareholders’ equity to average assets
Total	8.49	9.21	8.47	7.34	6.51
Common	8.30	9.21	8.47	7.34	6.51
Tier I capital to risk-weighted assets (3) (11)	13.01	9.71	12.25	12.95	10.88
Total capital to risk-weighted assets (3) (11)	14.26	10.97	13.50	14.21	13.92
Leverage ratio (3) (11)	13.06	10.23	10.91	10.24	8.61

(1)	Gain on sales includes $1.2 million gain due to the redemption of certain VISA USA common shares in 2008 and a $1.9 million gain on a partial disposition of an equity security in 2007. Please see Note 15 and 22 to the Consolidated Financial Statements.

(2)	Noninterest expenses in 2007 include $3.3 million resulting from the ATM-related write-off and associated legal fess and $713,000 in litigation and settlement costs related to VISA, USA. Please see Note 22 to the Consolidated Financial Statements.

(3)	At period end.

(4)	Net of unearned discounts but before deduction of allowance for loan losses.

(5)	Total loans include loans held for sale.

(6)	Reflects the common stock offering and repurchases of common shares in 2005 and issuance of preferred stock in 2008. Please see “Capital Resources” on page 19 and Note 13 to the Consolidated Financial Statements.

(7)	The efficiency ratio = noninterest expenses/(net interest income + total noninterest income) as shown on the Consolidated Statements of Operations.

(8)	Ratio = average assets for year divided by the number of full-time equivalent employees at year-end.

(9)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and loans with restructured terms.

(10)	Nonperforming assets consist of nonperforming loans and other real estate owned.

(11)	2008 reflects the effects of capital raised through the sale of securities. Please see Note 11 and Note 13 to the Consolidated Financial Statements.
SECURITIES LISTING, PRICES, AND DIVIDENDS
Stock Listing
Common shares of Southwest Bancorp, Inc. are traded on the National Association of Security Dealers (NASDAQ) Global Select Market under the symbol OKSB.
Trust preferred securities of Southwest Capital Trust II are traded on the NASDAQ Global Select Market under the symbol OKSBP.
Transfer Agents and Registrars

For Southwest Bancorp, Inc.:	For Southwest Capital Trust II:
Computershare Investor Services, LLC	U.S. Bank Trust National Association
2 North LaSalle St.	300 East Delaware Avenue
Chicago, IL 60602	Wilmington, DE 19801

Recent Stock Prices, Dividends, and Equity Compensation Plan Information
Shareholders received quarterly cash dividends totaling $5.5 million in 2008 and $5.1 million in 2007. Regular dividends have been declared and paid every year since Southwest was organized in 1981.
The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors. The ability of Southwest to pay dividends depends upon cash resources which includes dividend payments from its subsidiaries. For information regarding the ability of Stillwater National, SNB Wichita and SNB Kansas to pay dividends to Southwest and the restrictions on bank dividends under federal banking laws, see “Note 14 Capital Requirements” to the Consolidated Financial Statements on page 56 of this report.
Shares issued under the employee stock purchase plan, which commenced on January 1, 1996, totaled 6,221 in 2008 and 4,567 in 2007, while issuances pursuant to the stock option plans were 193,758 and 95,338 in the respective years.
In July 2008, Southwest’s subsidiary, Southwest Capital Trust II, issued 1.4 million shares of 10.50% trust preferred securities in an underwritten public offering for an aggregate price of $34.5 million. Stifel Nicolaus, Howe Barnes Hoefer & Arnett, Sterne Agee, and Morgan Keegan and Company, Inc. served as the underwriters in the offering.
In December, Southwest issued Fixed Rate Cumulative Preferred Stock, Series B and a warrant to purchase 703,743 shares of our common stock to the United States Department of the Treasury in a private placement for a total price of $70.0 million. The sale was made under the Treasury Department’s optional Capital Purchase Program. Southwest allocated $66.3 million to the Series B Preferred Stock and $3.7 million to the warrant based on their relative fair values at the issue date. Accrued dividends on the Series B Preferred are included in other liabilities on our statement of financial condition. For additional information, please see “Note 13 Shareholders’ Equity” to the Consolidated Financial Statements on page 55 of this report.
As of March 2, 2009, there were approximately 4,900 holders of record of Southwest’s common stock. The following table sets forth the common stock dividends declared for each quarter during 2008 and 2007, and the range of high and low closing trade prices for the common stock for those periods.

	2008			2007
			Dividend			Dividend
	High	Low	Declared	High	Low	Declared

For the Quarter Ending:
March 31	$18.52	$14.08	$0.0950	$28.63	$24.26	$0.0925
June 30	18.29	11.49	0.0950	27.85	23.55	0.0925
September 30	23.53	9.83	0.0950	25.16	18.00	0.0925
December 31	19.55	11.16	0.0950	21.43	16.10	0.0925

The following table compares the cumulative total return on a hypothetical investment of $100 in Southwest’s common stock at the closing price on December 31, 2003, through December 31, 2008, with the hypothetical cumulative total return on the NASDAQ Stock Market Index (U.S. Companies) and the NASDAQ Bank Index for the comparable period.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Southwest	$100	$140	$116	$163	$109	$79
NASDAQ Bank Index	100	114	112	125	99	73
NASDAQ Stock Market Index (U.S.)	100	109	111	122	132	64

The following table presents disclosure regarding equity compensation plans in existence at December 31, 2008, consisting of the 1994 stock option plan, the 1999 stock option plan (both expired but having outstanding options that may still be exercised) and the 2008 stock based award plan, all of which were approved by the shareholders.
Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to be	Weighted average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	excluding securities
	warrants and rights	rights	reflected in column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	691,111	$17.10	800,000
Equity compensation plans not approved by security holders	0	0	0
Total	691,111	$17.10	800,000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
In 2008, Southwest Bancorp, Inc.’s (“Southwest”) loans, deposits, and assets reached their highest levels in our history. Southwest’s shareholders’ equity increased as a result of current year capital raising and results of operations. Southwest’s net income declined primarily as a result of a decreased net interest margin and increased provision for loan losses.
•	Net income available to common shareholders for 2008 was $14.7 million, down from $21.4 million in 2007 and from $26.0 million in 2006.

•	Diluted earnings per common share decreased to $1.00 in 2008, compared to $1.46 in 2007, and $1.79 in 2006.

•	Total loans grew to $2.55 billion at December 31, 2008, compared to $2.21 billion at December 31, 2007, and $1.79 billion at December 31, 2006.

•	Total shareholders’ equity at year-end 2008 increased 39% to $302.2 million compared to $217.6 million for 2007 and $197.5 million for 2006.

•	Total assets at year-end 2008 increased 12%, ending the year at $2.88 billion compared to $2.56 billion at year-end 2007, and $2.17 billion at year-end 2006.

•	Portfolio loans at year-end 2008 increased by $348.9 million, or 16% to $2.49 billion at December 31, 2008, compared to $2.15 billion at December 31, 2007, and $1.60 billion at December 31, 2006.
Southwest Bancorp continues a strategic focus on building long-term shareholder value. As explained further in this report, the 2008 decrease in our earnings is linked to current economic conditions — the competitive pressures that have caused reductions in our net interest margin and the market conditions that have required increases in our allowance for loan losses. Consistent with our strategy, in the face of these conditions, we took important steps that we believe will make Southwest better positioned both now and when the economy improves. These include:
•	An emphasis on prudent lending in carefully selected markets in Texas, Oklahoma, and Kansas. Our portfolio loans increased by 16% in 2008. Each segment contributed to this growth. At year-end Texas and Kansas together accounted for over half of portfolio loans. Southwest has had a traditional focus on commercial real estate loans. We will continue to make commercial real estate loans, but have determined to reduce our concentration in them over time in light of economic conditions.

•	A focus on building capital to support lending and other activities. In early 2008, we decided to bolster our capital levels through the sale of securities. In July, we registered and sold $34.5 million of our trust preferred securities in an underwritten public offering. In November, we applied for approval to participate in the Treasury Department’s voluntary Capital Purchase Program, after determining that its terms were likely to be more favorable than any market alternative. In December, we sold preferred securities and a warrant to the Treasury under that program for $70 million dollars. We currently intent to replace the Capital Purchase Program obligations when market conditions are more favorable. At December 31, 2008, our capital levels substantially exceed all regulatory capital requirements and the amounts necessary to qualify as “well capitalized” for regulatory purposes. Please see Note 14 to the consolidated financial statements.
Results of Operations
For the year ended December 31, 2008, Southwest reported net income of $14.9 million, a $6.5 million, or 30%, decrease from the $21.4 million earned in 2007. Basic earnings per common share decreased by 32% to $1.01 per share for 2008 from $1.49 per share for 2007. Diluted earnings per common share decreased by 32% to $1.00 per share for 2008 from $1.46 per share for 2007.

The reduction in market interest rates resulted in a greater decrease in yields on earning assets when compared to the rates paid on our interest-bearing liabilities.
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

Summary of Annual Changes in Selected Consolidated Financial Data
The following table presents selected consolidated financial data for the years 2008, 2007, and 2006, and the annual changes between those years.

		2008 Change		2007 Change		2006 Change
(Dollars in thousands, except per share data)	2008	From 2007	2007	From 2006	2006	From 2005

Operations Data
Interest income	$162,794	$(14,274)	$177,068	$7,308	$169,760	$32,416
Interest expense	73,075	(11,396)	84,471	7,663	76,808	24,693

Net interest income	89,719	(2,878)	92,597	(355)	92,952	7,723
Provision for loan losses	18,979	10,032	8,947	(3,240)	12,187	(3,968)
Gain on sales of loans and securities	3,566	(1,357)	4,923	1,234	3,689	(1,226)
Noninterest income	12,572	1,062	11,510	(1,463)	12,973	605
Noninterest expenses	62,488	(2,620)	65,108	9,087	56,021	4,518

Income before taxes	24,390	(10,585)	34,975	(6,431)	41,406	6,552
Taxes on income	9,489	(4,108)	13,597	(1,812)	15,409	1,569

Net income	$14,901	$(6,477)	$21,378	$(4,619)	$25,997	$4,983

Net income available to common shareholders	$14,658	$(6,720)	$21,378	$(4,619)	$25,997	$4,983

Per Share Data
Basic earnings per common share	$1.01	$(0.48)	$1.49	$(0.35)	$1.84	$0.24
Diluted earnings per common share	1.00	(0.46)	1.46	(0.33)	1.79	0.24
Financial Condition Data — Averages
Investment securities	$238,653	$(38,610)	$277,263	$6,241	$271,022	$25,351
Total loans	2,429,129	506,262	1,922,867	91,871	1,830,996	96,495
Interest-earning assets	2,671,636	466,370	2,205,266	99,906	2,105,360	121,438
Total assets	2,742,899	463,474	2,279,425	84,330	2,195,095	119,314
Interest-bearing deposits	1,881,085	285,719	1,595,366	97,233	1,498,133	65,120
Total deposits	2,149,855	310,030	1,839,825	112,012	1,727,813	89,302
Other borrowings	274,106	112,422	161,684	(52,993)	214,677	5,574
Subordinated debentures	64,064	17,671	46,393	—	46,393	(12,293)
Total shareholders’ equity	232,831	22,946	209,885	24,068	185,817	33,363
Selected Ratios
Return on average assets	0.54%	(0.40)%	0.94%	(0.24)%	1.18%	0.17%
Return on average total shareholders’ equity	6.40	(3.79)	10.19	(3.80)	13.99	0.21
Return on average common equity	6.44	(3.75)	10.19	(3.80)	13.99	0.21
Net interest margin	3.36	(0.84)	4.20	(0.22)	4.42	0.12
Asset Quality Ratios
Allowance for loan losses to total loans	1.56%	0.22%	1.34%	(0.18)%	1.52%	0.15%
Allowance for loan losses to portfolio loans	1.59	0.21	1.38	(0.32)	1.70	(0.06)
Nonperforming loans to portfolio loans	2.56	1.18	1.38	(0.45)	1.83	0.09
Allowance for loan losses to nonperforming loans	62.16	(37.88)	100.04	7.07	92.97	(7.99)
Nonperforming assets to portfolio loans and other real estate	2.80	1.30	1.50	(0.45)	1.95	(0.31)
Net loan charge-offs to average total loans	0.36	0.01	0.35	(0.13)	0.48	(0.17)

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is Southwest’s largest source of revenue, representing 85% of total revenue in 2008. Net interest margin is net interest income as a percentage of average earning assets for the period. Net interest income and net interest margin increase or decrease as a result of changes in the levels of interest rates, the volume and the mix of earning assets and interest-bearing liabilities, and the percentage of interest-earning assets funded by noninterest-bearing funding sources.
Net interest income for 2008 was $89.7 million, a decrease of $2.9 million, or 3%, from the $92.6 million earned in 2007. The net interest margin was 3.36% for the year ended December 31, 2008, a decrease of eighty-four basis points from 2007.
The 2008 decrease in net interest income and net interest margin from 2007 is the result of the competitive pressures and governmental actions that have caused reductions in rates on deposits and other funding sources to decrease less than the drop in rates on earning assets and our rate sensitivity position. The resulting margin compression produced a drop in the net interest income. For further analysis of asset sensitivity please see tables showing the effects of changes in interest rates and changes in the volume of interest related assets and liabilities on page 10 of this report and the discussion of Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk on pages 22 through 24 of this report.
The table on the next page provides information relating to Southwest’s average consolidated statements of financial condition and reflects the interest income on interest-earning assets, interest expense of interest-bearing liabilities, and the average yields earned and rates paid for the periods indicated. Yields and rates are derived by dividing income or expense reflected in the Consolidated Statements of Operations by the average daily balance of the related assets or liabilities, respectively, for the periods presented. Nonaccrual loans have been included in the average balances of total loans.
The changes in the composition of interest-earning assets and their funding sources reflect market demand and management’s efforts to maximize net interest margin while controlling interest rate, credit and other risks.

Consolidated Average Balances, Yields and Rates

	For the Year Ended December 31,
(Dollars in thousands)	2008			2007			2006
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)

Assets
Total loans and leases	$2,429,129	$152,719	6.29%	$1,922,867	$165,759	8.62%	$1,830,996	$158,873	8.68%
Investment securities	238,653	9,986	4.18	277,263	11,055	3.99	271,022	10,722	3.96
Other interest-earning assets	3,854	89	2.31	5,136	254	4.95	3,342	165	4.94

Total interest-earning assets	2,671,636	162,794	6.09	2,205,266	177,068	8.03	2,105,360	169,760	8.06
Other assets	71,263			74,159			89,735

Total assets	$2,742,899			$2,279,425			$2,195,095

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$75,950	$584	0.77%	$62,038	$355	0.57%	$56,984	$282	0.49%
Money market accounts	538,148	12,620	2.35	449,266	19,664	4.38	384,470	16,020	4.17
Savings accounts	13,930	69	0.50	12,274	87	0.71	9,734	50	0.51
Time deposits	1,253,057	47,749	3.81	1,071,788	53,033	4.95	1,046,945	46,750	4.47

Total interest-bearing deposits	1,881,085	61,022	3.24	1,595,366	73,139	4.58	1,498,133	63,102	4.21
Other borrowings	274,106	7,242	2.64	161,684	7,555	4.67	214,677	10,023	4.67
Subordinated debentures	64,064	4,811	7.51	46,393	3,777	8.14	46,393	3,683	7.94

Total interest-bearing liabilities	2,219,255	73,075	3.29	1,803,443	84,471	4.68	1,759,203	76,808	4.37

Noninterest-bearing demand deposits	268,770			244,459			229,680
Other liabilities	22,043			21,638			20,395
Shareholders’ equity	232,831			209,885			185,817

Total liabilities and shareholders’ equity	$2,742,899			$2,279,425			$2,195,095

Net interest income		$89,719			$92,597			$92,952

Interest rate spread			2.80%			3.35%			3.69%

Net interest margin (2)			3.36%			4.20%			4.42%

Ratio of average interest- earning assets to average interest-bearing liabilities			120.38%			122.28%			119.68%

(1)	Yields, interest rate spreads, and net interest margins are calculated using income recorded in accordance with accounting principles generally accepted in the United States (“GAAP”), and are not shown on the higher, non-GAAP tax-equivalent basis.

(2)	Net interest margin = net interest income / total average interest-earning assets.

The following table analyzes changes in interest income and interest expense of Southwest for the periods indicated. Information is provided on changes attributable to changes in average volumes and changes in rates for each category of interest-earning asset and interest-bearing liability.
Effect of Volume and Rate Changes on Net Interest Income

	2008 vs. 2007			2007 vs. 2006
	Increase	Due to Change		Increase	Due to Change
	Or	In Average:		Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate

Interest earned on:
Loans receivable (1)	$(13,040)	$37,817	$(50,857)	$6,886	$7,926	$(1,040)
Investment securities	(1,069)	(1,596)	527	333	248	85
Other interest-earning assets	(165)	(53)	(112)	89	89	—

Total interest income	(14,274)	33,228	(47,502)	7,308	8,025	(717)

Interest paid on:
Interest-bearing demand	229	90	139	73	26	47
Money market accounts	(7,044)	3,351	(10,395)	3,644	2,805	839
Savings accounts	(18)	11	(29)	37	15	22
Time deposits	(5,284)	8,095	(13,379)	6,283	1,088	5,195
Other borrowings	(313)	3,848	(4,161)	(2,468)	(2,476)	8
Subordinated debentures	1,034	1,346	(312)	94	—	94

Total interest expense	(11,396)	16,948	(28,344)	7,663	1,968	5,695

Net interest income	$(2,878)	$16,280	$(19,158)	$(355)	$6,057	$(6,412)

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.

Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

Changes in rate-volume (changes in rate multiplied by changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.
The following table presents annual changes in net interest income due to volume, due to rate, and in total for the years 2008, 2007 and 2006.

	At December 31,
(Dollars in thousands)	2008	2007	2006

Change due to:
Volume	$16,280	$6,057	$6,936
Rate	(19,158)	(6,412)	787

Total	$(2,878)	$(355)	$7,723

Net interest income for 2008 was $89.7 million, a decrease of $2.9 million, or 3%, from the $92.6 million earned in 2007. Net interest margin was 3.36% for the year ended December 31, 2008, a decrease of eighty-four basis points from 2007.
Net interest income for 2007 was $92.6 million, a decrease of $355,000, or less than 1%, from the $93.0 million earned in 2006. Net interest margin was 4.20% for the year ended December 31, 2007, a decrease of twenty-two basis points from 2006.
Net interest income for 2006 was $93.0 million, an increase of $7.7 million, or 9%, from the $85.2 million earned in 2005. Net interest margin was 4.42% for the year ended December 31, 2006, an increase of twelve basis points from 2005.

Interest rate spread, which represents the difference between the rate earned on interest-earning assets and the rates paid on interest-bearing liabilities, was 2.80% for 2008 compared to 3.35% for 2007 and 3.69% for 2006.
Southwest has seen growth in noninterest-bearing deposit accounts which are an alternative funding source to interest-bearing deposits and other borrowings. The average balance of noninterest-bearing deposit accounts increased to $268.8 million in 2008 from $244.5 million in 2007 and $229.7 million in 2006.
Provision and Allowance for Loan Losses
Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest determines is appropriate. The amount of the allowance is based on careful, continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio. The allowance for loan losses is determined in accordance with regulatory guidelines and generally accepted accounting principles. See “Allowance for Loan Losses” in Note 1 to the Consolidated Financial Statements on page 36 of this report for a description of Southwest’s allowance for loan losses methodology.
Based upon this methodology, management established an allowance of $39.8 million, or 1.56% of total loans, at December 31, 2008 compared to an allowance of $29.6 million, or 1.34% of total loans, at December 31, 2007. This represents an increase in the allowance of $10.2 million, or 34%, from year-end 2007.
At December 31, 2008, total nonperforming loans were $64.0 million, or 2.51% of total loans, compared to $29.6 million, or 1.34% of total loans, at December 31, 2007. The government guaranteed portions of year-end nonperforming loans were $1.1 million for 2008 and $1.3 million for 2007. The allowance for loan losses equaled 62.16% of nonperforming loans at December 31, 2008 compared to 100.04% at December 31, 2007. During 2008, 2007, and 2006, the provisions for loan losses were $19.0 million, $8.9 million, and $12.2 million, respectively, while net charge-offs were $8.8 million, $6.7 million, and $8.7 million, respectively.
Performing loans considered potential nonperforming loans, loans which are not included in the past due, nonaccrual, or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, amounted to approximately $131.5 million at December 31, 2008, compared to $61.6 million at December 31, 2007. Loans may be monitored by management and reported in potential nonperforming loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.
Both the dollar amount of the allowance and the percentage of the allowance to loans increased during 2008. The increase was primarily the result of growth in portfolio loans, increased net charge offs, an increase in the allowance related to impaired loans as well as increases in other risk factors including increases in potential nonperforming loans and national and local economic trends.
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

At December 31, 2008, the reserve for unfunded loan commitments was $3.7 million, up from the $3.1 million reserve as of December 31, 2007. The reserve, which is included in other liabilities on Southwest’s statement of financial condition, is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.
The following table presents a five-year history of the allocation of the allowance for loan losses along with the percentage of total loans in each category.
Allowance for Loan and Lease Losses

	At December 31,
(Dollars in thousands)	2008		2007		2006		2005		2004

Real estate mortgage - Commercial	$13,200	44%	$10,126	34%	$9,641	34%	$8,186	32%	$6,430	32%
One to four family residential	1,332	4	693	5	492	5	584	5	724	5
Real estate construction	12,795	26	5,649	33	1,790	25	1,547	17	1,008	15
Commercial	11,401	22	10,369	23	12,321	24	10,922	22	6,898	24
Installment and consumer - Guaranteed student loans	—	2	31	3	90	10	189	22	175	22
Other	1,045	2	804	2	536	2	311	2	648	2
Unallocated*	—	—	1,912	—	2,423	—	2,073	—	3,108	—

Total	$39,773	100%	$29,584	100%	$27,293	100%	$23,812	100%	$18,991	100%

*	Under current methodology, allowance is allocated among respective loan types.
The following table analyzes Southwest’s allowance for loan losses for the periods indicated.
Analysis of Loans and Leases

	For the Year Ended December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004

Balance at beginning of period	$29,584	$27,293	$23,812	$18,991	$15,009

Loans charged-off:
Real estate mortgage	2,125	1,877	708	2,872	812
Real estate construction	2,209	129	445	155	275
Commercial	4,552	4,663	7,606	8,639	8,443
Installment and consumer	1,056	696	788	724	802

Total charge-offs	9,942	7,365	9,547	12,390	10,332

Recoveries:
Real estate mortgage	57	32	414	186	151
Real estate construction	2	—	—	1	—
Commercial	962	606	403	706	907
Installment and consumer	131	71	24	163	90

Total recoveries	1,152	709	841	1,056	1,148

Net loans charged-off	8,790	6,656	8,706	11,334	9,184
Provision for loan losses	18,979	8,947	12,187	16,155	13,166

Balance at end of period	$39,773	$29,584	$27,293	$23,812	$18,991

Ratio of allowance for loan losses to portfolio loans at end of period	1.59%	1.38%	1.70%	1.76%	1.50%
Ratio of net charge-offs to average total loans during the period	0.36%	0.35%	0.48%	0.65%	0.60%

The following table shows the amounts of nonperforming assets at the end of the periods indicated. Please see Note 1 to the Notes to Consolidated Financial Statements on page 36 of this report for a description of Southwest’s policy for placing loans on nonaccrual status.
Nonperforming Assets

	At December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004

Total nonaccrual	$59,310	$19,534	$26,735	$22,099	$22,230
Total past due 90 days or more	4,673	10,037	2,622	1,486	929

Total nonperforming loans	63,983	29,571	29,357	23,585	23,159
Other real estate owned	6,092	2,679	1,873	7,130	4,937

Total nonperforming assets	$70,075	$32,250	$31,230	$30,715	$28,096

Nonperforming assets to portfolio loans and other real estate owned	2.80%	1.50%	1.95%	2.26%	2.20%
Nonperforming loans to portfolio loans	2.56%	1.38%	1.83%	1.74%	1.82%
Allowance for loan losses to nonperforming loans	62.16%	100.04%	92.97%	100.96%	82.00%
Government-guaranteed portion of nonperforming loans	$1,072	$1,337	$1,629	$1,602	$1,458
At December 31, 2008, a majority of nonperforming assets were real estate construction, commercial real estate, and commercial loans. At December 31, 2008, six credit relationships represented 82% of nonperforming loans and 75% of nonperforming assets, including two collateral dependent lending relationships with aggregate principal balances of $27.9 million, while at December 31, 2007, four credit relationships represented 63% on nonperforming loans and 58% of nonperforming assets.
If interest on the nonaccrual loans had been accrued during 2008, 2007, and 2006, the interest income reported in the accompanying consolidated statement of operations would have increased by approximately $2.6 million, $1.4 million, and $1.5 million, respectively. Interest income recognized on impaired loans totaled $564,000 for the year ended December 31, 2008, $10,000 for the year ended December 31, 2007, and $89,000 for the year ended December 31, 2006.
Noninterest Income
Noninterest income was $16.1 million for 2008, a 2% decrease when compared with 2007. Noninterest income in 2007 decreased 1% when compared with 2006.
COMPARISON SUMMARY-NONINTEREST INCOME

		2008 Change		2007 Change
(Dollars in thousands)	2008	From 2007	2007	From 2006	2006

Service charges and fees	$11,026	$1,106	$9,920	$(1,572)	$11,492
Other noninterest income	1,546	(44)	1,590	109	1,481
Gain on sales of loans	2,664	(675)	3,339	(99)	3,438
Gain on sales of investment securities	902	(682)	1,584	1,333	251

Total noninterest income	$16,138	$(295)	$16,433	$(229)	$16,662

Service charges and fees increased $1.1 million, or 11%, in 2008 as a result of growth in commercial account service charges due to a reduction in earnings credits on balances caused by decreased interest rates and an increase in ATM & Visa Debit Card interchange revenue, offset in part by $557,000 in impairment charges on mortgage loan servicing rights. Service charges and fees decreased $1.6 million, or 14%, in 2007 due to decreased ATM fees.

The 2008 gain on sales of investment securities include a $1.2 million gain due to the redemption of certain VISA USA common shares, offset in part by a securities loss of $400,000 recorded due to the other than temporary impairment of two investment securities during the year. The 2007 gain on sales of investment securities include a $1.9 million gain on sale of shares received in a debt restructuring, offset by a securities loss of $448,000 recorded due to the other than temporary impairment of certain equity securities of one issuer.
Noninterest expense
Noninterest expense was $62.5 million for 2008, a decrease of $2.6 million, or 4%, from 2007. Noninterest expense increased $9.1 million, or 16%, in 2007 from 2006.
COMPARISON SUMMARY-NONINTEREST EXPENSE

		2008 Change		2007 Change
(Dollars in thousands)	2008	From 2007	2007	From 2006	2006

Salaries and employee benefits	$33,330	$(1,957)	$35,287	$4,390	$30,897
Occupancy	10,872	1,027	9,845	(345)	10,190
FDIC and other insurance	2,088	1,466	622	111	511
Other real estate, net	146	204	(58)	(344)	286
Provision for unfunded loan commitments	635	(494)	1,129	1,091	38
Other general and administrative	15,417	(2,866)	18,283	4,184	14,099

Total noninterest expense	$62,488	$(2,620)	$65,108	$9,087	$56,021

Salaries and employee benefits decreased $2.0 million, or 6%, in 2008 primarily as a result of a decrease in the number of employees and decreased bonus and profit sharing accruals. Salaries and employee benefits increased $4.4 million, or 14% in 2007 primarily as a result of the cost of employees added as a result of the SNB Kansas acquisition, as well as normal increases in salaries and benefits of existing staff and increased recruitment expenses in connection with the market expansions.
Occupancy expense increased $1.0 million, or 10%, in 2008 due to increased maintenance costs, increased building rental expense, and increased data processing fees associated with the operating system. However, occupancy expense decreased $345,000, or 3%, in 2007 due to decreased data processing fees associated with the ATM system, as well as decreased data processing costs and guarantee fees related to guaranteed student loans.
Under the Deposit Insurance Reform Act of 2005, depository institutions in all risk categories are assessed FDIC insurance premiums. In conjunction with the premiums paid in 2007, Southwest utilized an assessment credit, which expired at the end of 2007, to substantially offset the FDIC insurance premiums.
During 2008, Southwest acquired properties that caused an increase in other real estate expenses. The decreased other real estate expenses in 2007 occurred as Southwest received income from previously acquired properties.
Provision for unfunded loan commitments decreased $494,000 due to a decline in the growth of commitments when compared to prior year. The 2007 provision for unfunded loan commitments increased $1.1 million in 2007 from 2006 due to an increase both in commitments and the reserve on commitments related to potential problem loans.
Other general and administrative expenses decreased $2.9 million, or 16%, in 2008 and increased $4.2 million, or 30%, in 2007. The decline in 2008 is primarily the result of the non-recurrence of expenses that incurred in 2007. The increased general and administrative expenses in 2007 are the result of last year’s ATM-related write-off of $2.5 million and the associated legal fees of approximately $785,000.

Operating Segments

CONTRIBUTION OF OPERATING SEGMENTS	FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2008	2007	2006

Oklahoma banking	$12,505	$15,937	$13,669
Texas banking	7,551	6,550	4,787
Kansas banking	(1,122)	859	501
Other states banking	2,756	2,163	3,114
Secondary market	(144)	1,097	5,782
Other operations	(6,645)	(5,228)	(1,856)

Consolidated net income	$14,901	$21,378	$25,997

Oklahoma banking	$966,243	$876,085	$790,347
Texas banking	947,603	759,389	446,749
Kansas banking	304,855	282,846	190,983
Other states banking	275,805	227,237	174,647
Secondary market	56,941	66,275	188,464

Consolidated total loans	$2,551,447	$2,211,832	$1,791,190

Oklahoma banking	$984,298	$883,156	$793,593
Texas banking	945,907	759,837	449,898
Kansas banking	310,503	294,927	192,020
Other states banking	272,599	230,109	177,649
Secondary market	61,149	71,843	201,131
Other operations	305,306	324,426	356,337

Consolidated total assets	$2,879,762	$2,564,298	$2,170,628

Oklahoma banking	$1,394,008	$1,278,954	$1,161,549
Texas banking	133,745	127,053	102,909
Kansas banking	146,182	120,754	57,694
Secondary market	1,550	1,346	763
Other operations	504,637	530,472	442,696

Consolidated total deposits	$2,180,122	$2,058,579	$1,765,611

Southwest has six reportable operating segments: Oklahoma Banking, Texas Banking, Kansas Banking, Other States Banking, loans originated for sale in the secondary market (“Secondary Market”), and Other Operations. These business segments were identified through the products and services that are offered within each segment and the geographic area they serve.
In the first quarter of 2008, Southwest changed its segment disclosures to report Texas, Kansas, and Other States separately. Portfolio loans are allocated based upon the state of the borrower, or the location of the real estate in the case of real estate loans. Loans included in the Other States Banking segment are portfolio loans attributable to states other than Oklahoma, Texas, or Kansas, and primarily consist of healthcare and commercial real estate credits. These out of state loans are administered by offices in Oklahoma, Texas, or Kansas. The amounts for 2007 and 2006 have been restated using the same geographical allocation method.
Capital is assigned to each of the segments using a risk-based capital pricing methodology that assigns capital by asset, deposit, or revenue category based on Credit, Interest Rate, Market, Operational, and Liquidity Risks.
The contribution of the Oklahoma Banking segment decreased $3.4 million, or 22%, in 2008, primarily as a result of an increase of $3.0 million in the provision for loan losses, an increase of $1.4 million in noninterest expense, and a decrease in noninterest income of $898,000, offset in part by a $1.8 million decrease in taxes. Oklahoma Banking segment net income increased $2.3 million, or 17%, in 2007, primarily as a result of a decrease in the provision for loan loss of $5.4 million and an increase in noninterest income of $1.5 million, offset by increased noninterest expense of $1.4 million, increased taxes of $2.3 million, and decreased net interest income of $910,000.
The contribution of the Texas Banking segment increased $1.0 million, or 15%, in 2008, primarily as a result of a $7.1 million increase in interest income, offset in part by an increased provision for loan losses of $3.4 million, increased noninterest expenses of $2.3 million, and increased taxes of $699,000. Texas Banking segment net income increased $1.8 million, or 37%, in 2007, primarily as a result of an increase in net interest income of $7.2 million and an increase in noninterest income of $532,000 offset in part by increased noninterest expenses of $3.4 million, increased taxes of $1.4 million, and an increased provision for loan loss of $1.2 million.
At December 31, 2008, the Kansas Banking segment incurred a loss of $1.1 million, a decrease of $2.0 million, or 231%, from 2007. The decline in 2008 occurred primarily as a result of an increase of $3.1 million in the provision for loan loss, related primarily to one loan relationship originated prior to acquisition of SNB Kansas, and a decrease of $1.1 million in net interest income, offset in part by a decrease of $1.6 million in noninterest expenses and an $853,000 decrease in taxes. Kansas Banking segment net income increased by $358,000, or 71%, in 2007, primarily as a result of an increase in net interest income of $2.1 million, an increase in noninterest income of $435,000, and a decrease in the provision for loan loss of $213,000 offset in part by increased noninterest expenses of $2.3 million.
The contribution of the Other States Banking segment increased by $593,000, or 27%, in 2008, primarily as a result of a $2.6 million increase in net interest income offset in part by a $1.0 million increase in noninterest expenses, a $664,000 increase in taxes, and a $421,000 increased provision for loan losses. Other states banking net income decreased by $1.0 million, or 31%, in 2007, primarily as a result of a $1.2 million increase in the provision for loan loss and a $485,000 increase in noninterest expenses offset in part by a $417,000 decrease in tax expense and a $276,000 increase in net interest income.
At December 31, 2008, Southwest’s nine Oklahoma offices accounted for $966.2 million in loans, or 39% of total portfolio loans, the seven Texas offices accounted for $947.6 million in loans, or 38% of total portfolio loans, the four Kansas offices accounted for $304.9 million in loans, or 12% of total portfolio loans, and the Other States Banking segment accounted for $275.8 million in loans, or 11% of total portfolio loans. The growth in total portfolio loans from the Oklahoma, Texas, Kansas, and Other States Banking segments more than offset the decline in Secondary Market loans described below.
At December 31, 2008, the Secondary Market segment incurred a loss of $144,000, or a decrease of $1.2 million, or 113% from 2007. The reduction occurred primarily in noninterest income which decreased $1.9 million due to decreased gain on sale of student loans and an impairment charge for mortgage loan servicing rights. The Secondary Market segment contributed $1.1 million to net income in 2007, a reduction of $4.7 million, or 81%, from 2006. The reduction occurred primarily in net interest income which decreased $7.8 million due mainly to the lower volumes of guaranteed student loans. See “Business – Secondary Market Segment” on page 70.
At December 31, 2008, the Other Operations segment, which includes Southwest’s fund management unit, incurred a loss of $6.6 million. The value of funds provided and cost of funds borrowed from the funds management unit by the operating segments are internally priced at rates that approximate market rates for funds with similar duration. The Other Operations segment net loss for 2007 reflects the ATM-related write-off of $2.5 million and the associated legal fees of approximately $785,000, and Stillwater National’s interest as a VISA issuing bank, of VISA USA litigation and settlements costs of $713,000.
The segment disclosures above and in Note 24 to the Consolidated Financial Statements show that the Oklahoma Banking, Texas Banking, Kansas Banking, and Other States Banking segments provide the majority of consolidated net interest income and net income, and for the year ended December 31, 2008 accounted for approximately $2.5 billion, or 87%, of total assets.

The segment disclosures are based upon a number of assumptions and allocations of expense. Southwest allocates resources and evaluates performance of its segments after allocation of funds, indirect expenses, taxes, and capital costs.
Taxes on Income
Southwest’s income tax expense for fiscal years 2008, 2007, and 2006 was $9.5 million, $13.6 million, and $15.4 million, respectively. Southwest’s effective tax rates have been lower than statutory federal and state statutory rates primarily because of the organization in July 2001 of a real estate investment trust, as well as tax credits generated by certain lending and investment activities, and tax-exempt income on municipal obligations and loans.
Financial Condition
Southwest’s total assets increased by $315.5 million, or 12%, to $2.9 billion at December 31, 2008, compared to $2.6 billion at December 31, 2007 after increasing by $393.7 million, or 18%, between December 31, 2007 and 2006. The growth in assets in 2008 was primarily attributable to the $339.6 million, or 15%, increase in total loans. The growth in assets during 2007 includes the SNB Kansas acquisition which added $75.8 million in assets.
Southwest’s investment securities increased by $7.6 million, or 3%, to $264.2 million at December 31, 2008, from $256.6 million at December 31, 2007. The increase in 2008 came from mortgage-backed securities, which increased $115.7 million, or 302%, tax-exempt municipal securities, which increased $927,000, or 10%, and other investments, which increased $896,000, or 5%, offset in part by decreases is federal agency securities of $109.9 million, or 58%. Mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal National Mortgage Association (“Fannie Mae”).
Southwest’s investment securities decreased by $13.9 million, or 5%, to $256.6 million at December 31, 2007, from $270.5 million at December 31, 2006. The decreases in 2007 came from federal agency securities, which decreased $32.3 million, or 15%, and other investments, which decreased $1.9 million, or 9%, offset in part by increases in mortgage-backed securities, which increased $13.9 million, or 57% and tax-exempt municipal securities, which increased $6.3 million.
Analysis of Securities

	At December 31,

(Dollars in thousands)	2008	2007	2006

U.S. Government obligations	$999	$1,000	$993
Federal agency securities	79,197	189,127	221,391
Obligations of states and political subdivisions	10,098	9,171	2,854
Mortgage-backed securities	154,013	38,347	24,453
Other investments	19,859	18,963	20,828

Total investment securities	$264,166	$256,608	$270,519

Available for sale (fair value)	$238,037	$233,531	$252,321
Held to maturity (amortized cost)	7,343	5,838	1,630
Other investments (cost)	18,786	17,239	16,568

Total investment securities	$264,166	$256,608	$270,519

Southwest does not have any material amounts of investment securities or other interest-earning assets, other than loans, that would have been classified as nonperforming if such assets were loans, or which were recognized by management as potential problem assets based upon known information about possible credit problems of the borrower or issuer.

The following table shows the maturities, carrying value (amortized cost for investment securities being held to maturity or estimated fair value for investment securities available for sale), estimated fair market values, and average yields for Southwest’s investment portfolio at December 31, 2008. Yields are not presented on a tax-equivalent basis. Maturities of mortgage-backed securities are based on expected maturities. Expected maturities differ from contractual maturities because borrowers on the underlying mortgages may have the right to call or prepay obligations with or without prepayment penalties. The securities of no single issuer (other than the United States or its agencies), or in the case of securities issued by state and political subdivisions, no source or group of sources of repayment, accounted for more than 10% of shareholders’ equity of Southwest at December 31, 2008.
Maturity Table for Investment Securities

			After One		After Five
	One Year		Year through		Years through		After		Total Investment
	or Less		Five Years		Ten Years		Ten Years			Securities

(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Market	Yield

Held to Maturity:
Obligations of states and political subdivisions	$673	3.57%	$6,670	3.29%	$—	—%	$—	—%	$7,343	$7,293	3.32%

Total	$673	3.57%	$6,670	3.29%	$—	—%	$—	—%	$7,343	$7,293	3.32%

Note: Average yield for investments held for sale is based on amortized cost

Available for Sale:
U.S. government obligations	$986	2.16%	$—	—	$—	—	$—	—	$986	$999	2.16%
Federal agency securities	6,704	4.72%	58,220	3.83%	12,619	4.61%	—	—%	77,543	79,197	4.03%
Obligations of states and political subdivisions	2,026	3.35%	710	4.01%	—	—%	—	—%	2,736	2,755	3.52%
Mortgage-backed securities	43,109	5.21%	100,366	4.76%	6,003	5.01%	1,652	4.21%	151,130	154,013	4.89%
Other securities	—	—%	19,684	—%	—	—%	—	—%	19,684	19,859	0.00%

Total	$52,825	5.02%	$178,980	3.93%	$18,622	4.74%	$1,652	4.21%	$252,079	$256,823	4.22%

Total	$53,498		$185,650		$18,622		$1,652		$259,422	$264,116

Total loans were $2.6 billion at December 31, 2008, an increase of $339.6 million, or 15%, compared to December 31, 2007. The allowance for loan losses increased by $10.2 million, or 34%, from December 31, 2007 to December 31, 2008. At December 31, 2008, the allowance for loan losses was $39.8 million, or 1.56% of total loans, compared to $29.6 million, or 1.34% of total loans, at December 31, 2007.
Total loans were $2.2 billion at December 31, 2007, an increase of $420.6 million, or 23%, compared to December 31, 2006. The allowance for loan losses increased by $2.3 million, or 8%, from December 31, 2006 to December 31, 2007. At December 31, 2007, the allowance for loan losses was $29.6 million, or 1.34% of total loans, compared to $27.3 million, or 1.52% of total loans, at December 31, 2006. (See “Provision and Allowance for Loan Losses” on page 11.)

This table presents the trends in the composition of the loan portfolio over the previous five years.
Trends in the Composition of the Loan Portfolio

			At December 31,

(Dollars in thousands)	2008	2007	2006	2005	2004

Real estate mortgage - Commercial	$1,118,828	$750,047	$609,271	$563,074	$523,358
One to four family residential	113,665	111,085	91,441	93,478	87,858
Real estate construction - Commercial	579,795	643,656	384,072	258,275	212,996
One to four family residential	79,565	81,273	69,678	41,069	35,282
Commercial	564,670	521,501	424,189	374,101	390,272
Installment and consumer - Guaranteed student loans	54,057	61,555	181,458	377,110	348,970
Other	40,867	42,715	31,081	28,773	25,139

	2,551,447	2,211,832	1,791,190	1,735,880	1,623,875
Less: Allowance for loan losses	(39,773)	(29,584)	(27,293)	(23,812)	(18,991)

Total loans, net	$2,511,674	$2,182,248	$1,763,897	$1,712,068	$1,604,884

Southwest historically has had a strategic focus on providing loans and other services to healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate borrowers. At December 31, 2008 and December 31, 2007, loans to individuals and businesses in the healthcare industry totaled $661.6 million, or 26% of total loans and $614.6 million, or 28% of total loans, respectively.
Capital Resources
In late 2008, Southwest elected to participate in the Capital Purchase Program of the United States Department of the Treasury (the “Treasury Department”). On December 5, 2008, Southwest issued to the Treasury Department 70,000 shares of Fixed Rate Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”), and a ten-year warrant to purchase 703,753 shares of Southwest common stock at an initial per share exercise price of $14.92, for a total price of $70.0 million.
At December 31, 2008, total shareholders’ equity was $302.2 million compared to $217.6 million at December 31, 2007. Earnings, net of common and preferred dividends, contributed $9.1 million to shareholders’ equity. Issuance of preferred shares and the warrant to purchase common shares contributed $70.0 million to shareholders’ equity. Sales of common stock through the dividend reinvestment plan, the employee stock purchase plan, and the employee stock option plan contributed an additional $2.9 million to shareholders’ equity in 2008, including stock option and restricted stock grants and tax benefits realized by Southwest relating to option exercises. Under accounting principles generally accepted in the United States, these tax benefits increase shareholders’ equity, but do not affect net income. Net unrealized holding gains on investment securities available for sale (net of tax) increased to $2.9 million at December 31, 2008, from $408,000 at December 31, 2007. Repurchases of approximately 700,000 shares may be made under the repurchase plan adopted in January 2006. No repurchases were made in 2008, as the plan expired on April 1, 2008 and was not renewed.
At December 31, 2007, total shareholders’ equity was $217.6 million compared to $197.5 million at December 31, 2006. Earnings, net of common dividends, contributed $16.1 million to shareholders’ equity. Sales of common stock through the dividend reinvestment plan, the employee stock purchase plan, and the employee stock option plan contributed an additional $2.7 million to shareholders’ equity in 2007, including stock option and restricted stock grants and tax benefits realized by Southwest relating to option exercises. Net unrealized holding gains on investment securities available for sale (net of tax) increased to $408,000 at December 31, 2007, compared to a loss of $1.7 million at December 31, 2006. Southwest recorded a non-cash charge to retained earnings of $803,000 on January 1, 2007 relating to the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Repurchases of approximately 700,000 shares were allowable under the repurchase plan adopted in January 2006. No repurchases were made in 2007.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board. The guidelines are commonly known as Risk-Based Capital Guidelines. On December 31, 2008, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 14.26%, a Tier 1 risk-based capital ratio of 13.01%, and a leverage ratio of 13.06%. Banking subsidiaries are also required to maintain capital ratios in accordance with guidelines adopted by their primary regulators. As of December 31, 2008, Southwest, Stillwater National, SNB Wichita, and SNB Kansas each met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, SNB Wichita, or SNB Kansas by Federal bank or thrift regulators.
Liquidity
Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets such as available for sale investments in order to meet current and future cash flow needs as they become due. Southwest’s portfolio of guaranteed student loans is also readily salable. Additional sources of liquidity, including cash flow from the repayment of loans and maturities of investment securities, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of deposits and liquid assets, and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans, purchase securities, and operate the organization.
The following table indicates the amount of Southwest’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2008:

(Dollars in thousands)	Amount

Three months or less(1)	$66,060
Over three through six months(1)	215,195
Over six through 12 months(1)	396,156
Over 12 months	124,833

Total	$802,244

(1)	The amount of certificates of deposit of $100,000 and more that mature within 12 months is $677.4 million.

	Percentage of Total Average Assets
Sources and uses of funds	2008	2007	2006

Sources of Funds:
Deposits:
Noninterest-bearing demand	9.80%	10.72%	10.46%
Interest-bearing demand and money market accounts	22.39	22.43	20.11
Time and savings deposits	46.19	47.56	48.14
Other borrowings	9.99	7.09	9.78
Subordinated debentures	2.34	2.04	2.11
Other liabilities	0.80	0.95	0.93
Equity capital	8.49	9.21	8.47

Total	100.00%	100.00%	100.00%

Uses of Funds:
Loans	88.56%	84.36%	83.41%
Investment securities	8.70	12.15	12.32
Other interest-earning assets	0.14	0.22	0.15
Noninterest-earning assets	2.60	3.27	4.12

Total	100.00%	100.00%	100.00%

Sources and uses of cash are presented in the Consolidated Statements of Cash Flows on page 35 of this report. Total cash and cash equivalents decreased by $18.4 million, or 40%, to $27.3 million in 2008 from $45.7 million at year-end 2007. This decrease was the net result of cash used in investing activities of $364.0 million, primarily net loans originated net of principal repayments, offset by cash provided from financing activities of $299.8 million, primarily from increased deposits and capital raising, and cash provided from operating activities of $45.8 million.
Total cash and cash equivalents decreased by $11.9 million, or 21%, to $45.7 million in 2007 from $57.6 million at year-end 2006. This decrease was the net result of cash used in investing activities of $473.8 million, primarily for the origination of portfolio loans, offset by cash provided from financing activities of $304.1 million, primarily from increased deposits, and cash provided from operating activities of $157.8 million.

Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk
Southwest’s net income is largely dependent on its net interest income. Southwest seeks to maximize its net interest margin within an acceptable level of interest rate risk. Interest rate risk can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing characteristics of assets differ significantly from the maturity or repricing characteristics of liabilities. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds such as noninterest-bearing deposits and shareholders’ equity. At times, Southwest uses derivative instruments to minimize the effects of interest rate volatility on net interest income and employs fair value hedging strategies to accomplish this goal.
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

The following table shows Southwest’s interest rate sensitivity gaps for selected maturity periods at December 31, 2008:

	0 to 3	4 to 12	Over 1 to	Over
(Dollars in thousands)	Months	Months	5 Years	5 Years	Total

Rate-sensitive assets:
Total loans	$1,280,971	$287,077	$714,671	$268,728	$2,551,447
Investment securities	20,133	10,280	69,751	164,002	264,166
Due from banks	1,883	—	—	—	1,883

Total	1,302,987	297,357	784,422	432,730	2,817,496

Rate-sensitive liabilities:
Money market deposit accounts	454,250	—	—	—	454,250
Time deposits	510,068	773,108	90,590	4	1,373,770
Savings accounts	14,135	—	—	—	14,135
Interest-bearing demand	76,027	—	—	—	76,027
Other borrowings	143,638	105,000	21,500	25,000	295,138
Subordinated debentures	—	—	—	81,963	81,963

Total	1,198,118	878,108	112,090	106,967	2,295,283

Interest sensitivity gap	$104,869	$(580,751)	$672,332	$325,763	$522,213

Cumulative interest sensitivity gap	$104,869	$(475,882)	$196,450	$522,213	$522,213

Percentage of rate-sensitive assets to rate-sensitive liabilities	108.75%	33.86%	699.81%	404.55%	122.75%

Percentage of cumulative gap to total assets	3.64%	(16.53)%	6.82%	18.13%	18.13%

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
The earnings simulation model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows, and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net income. Actual results differ from simulated results due to the timing, cash flows, magnitude, and frequency of interest rate changes, and changes in market conditions, and management strategies, among other factors.
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
Estimated Changes in Net Interest Income

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

Policy Limit	(18.00)%	(10.00)%	(5.00)%
December 31, 2008	(2.26)%	(4.08)%	(3.81)%
December 31, 2007	+ 9.59%	+ 3.87%	+ 2.10%

On December 16, 2008 the Federal Open Market Committee established the overnight rate as a range of 0% to 0.25%. Southwest believes that all down rate scenarios are impractical since they would result in rates of less than 0%. As a result, the down 100 bp, down 200 bp, and down 300 bp scenarios have been excluded. The Net Interest Income at Risk position declined in the rising interest rate environment when compared to the December 31, 2007 risk position. Southwest’s largest exposure to changes in interest rate is in the +200 bp scenario with a measure of (4.08)% at December 31, 2008, a decline of 7.95 percentage points from December 31, 2007 level of 3.87%. All of the above measures of net interest income at risk remain well within prescribed policy limits.
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
Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

Policy Limit	(35.00)%	(20.00)%	(10.00)%
December 31, 2008	(8.48)%	(4.03)%	(0.82)%
December 31, 2007	(9.68)%	(4.31)%	(0.57)%

As of December 31, 2008, the economic value of equity measure improved in the +200 bp and +300 bp scenarios while declining a small amount in the +100 bp scenario when compared to December 31, 2007. Southwest’s largest economic value of equity exposure is the +300 bp scenario which improved 1.20 percentage points to (8.48)% on December 31, 2008 from December 31, 2007 value of (9.68)%. The economic value of equity ratio in all scenarios remains well within Southwest’s Asset and Liability Management Policy limits.
Off-Balance Sheet Arrangements
In the normal course of business, Southwest makes use of a number of different financial instruments to help meet the financial needs of its customers. In accordance with accounting principles generally accepted in the United States, the full notional amounts of these transactions are not recorded in the accompanying consolidated financial statements and are referred to as off-balance sheet instruments. These transactions and activities include commitments to extend lines of commercial and real estate mortgage credit and standby and commercial letters of credit and are discussed further in Note 20 to the Consolidated Financial Statements on page 61 of this report.
Off-balance sheet arrangements also include Trust Preferred Securities, which have been de-consolidated in this report as required by Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities. Further information regarding Trust Preferred Securities can be found in Note 11 to the Consolidated Financial Statements on page 51 of this report.

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
Contractual Obligations
Southwest has various contractual obligations that require future cash payment. The following table presents, as of December 31, 2008, significant fixed and determinable contractual obligations to third parties by payment date.

	Payments due by period
	Less than	1-3	3-5	Over
(Dollars in thousands)	1 Year	Years	Years	5 Years	Total

Deposits without stated maturity:(1)
Noninterest bearing	$261,940	$—	$—	$—	$261,940
Interest bearing	544,412	—	—	—	544,412
Time deposits(2)	1,303,018	87,247	8,567	5	1,398,837
Other borrowings(2)	237,652	40,061	1,711	28,284	307,708
Subordinated debentures(2)	2,919	5,838	5,838	103,806	118,401
Operating leases	2,716	3,603	848	503	7,670

Total	$2,352,657	$136,749	$16,964	$132,598	$2,638,968

(1)	Excludes interest.

(2)	Includes interest. Interest on variable rate obligations is shown at rates in effect at December 31, 2008. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
Southwest adopted Financial Accounting Standards Board Interpretation of No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The obligation associated with uncertain tax positions is $4.0 million. The payment period for this obligation is not estimable at this time.
At December 31, 2008, Southwest’s purchase obligations are not reflected on the Consolidated Statements of Condition, and its other long-term liabilities are not considered material.
For additional information regarding contractual obligations, please also see “Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk” on page 22, “Off-Balance Sheet Arrangements” on page 24, and “Note 10 Other Borrowed Funds” on page 50, “Note 11 Subordinated Debentures” on page 51, “Note 18 Operating Leases” on page 60, “Note 20 Financial Instruments with Off-Balance Sheet Risk” on page 61, and “Note 21 Commitments and Contingencies” on page 62, to the Consolidated Financial Statements.
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
Allowance for Loan Losses - The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (2) Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued when it is probable that Southwest will not collect all principal and interest payments according to the loan’s contractual terms.
The allowance determination process requires significant judgment. Estimates of probable losses inherent in the loan portfolio can vary significantly from the amounts that actually occur. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by Southwest, periodically review the loan portfolio and the allowance. These reviews may result in additional provisions based on the agencies judgments based upon information available at the time of each examination. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in the provision for loan losses, nonperforming assets, and may lead to a material increase in charge-offs and the provision for loan losses in future periods.
Southwest’s methodology for assessing the appropriateness of the allowance is in accordance with regulatory guidelines and generally accepted accounting principles, as described in “Provision and Allowance for Loan Losses” on page 11 and in Note 1 to the Consolidated Financial Statements on page 36.
Reserve for Unfunded Loan Commitments - The reserve for unfunded loan commitments is a liability on Southwest’s statement of financial condition. The reserve is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.
Stock Compensation - Effective January 1, 2006 Southwest adopted the fair value method of accounting for share-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS No. 123(R)”), using the modified prospective method of transition. SFAS No. 123(R) requires that management make assumptions including stock price volatility and employee turnover to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions. Southwest estimated the fair value of share-based awards granted under the Stock Plans and recognized share based compensation expense over the vesting period.
Investment Securities – Investments in debt and equity securities are identified as held to maturity or available for sale based on management considerations of asset/liability strategy, changes in interest rates and prepayment risk, the need to increase liquidity, and other factors. Southwest periodically reviews all individual securities for which the fair values are below the book values. If it is determined that Southwest does not have the ability and intent to hold these securities for a period of time sufficient for a forecasted market price recovery up to (or beyond) the cost of the investment, or to maturity when the full cost will be recovered, then an other than temporary loss will be recognized in the consolidated statements of operations.

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). We also adopted Financial Accounting Standards Board Staff Position No. 157-3 which provided additional guidance on valuation and disclosures. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings, and yield curves. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments.
Goodwill and Intangible Assets – Goodwill and intangibles assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of Southwest’s reporting units compared with its carrying value. Southwest defines reporting units as a level below each of its operating segments for which there are discrete financial information that is regularly reviewed. As of December 31, 2008, Southwest has eight reporting units, for which three have goodwill allocated to it. If the carrying value amount exceeds the fair value of a reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values to those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which Southwest believes are up to ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value. Based on Southwest’s annual goodwill impairment test as of October 1, 2008 and updated through December 31, 2008, management does not believe any of its goodwill is impaired as of December 31, 2008. The test includes an analysis of estimated fair market value of reporting units to their carrying value and to the aggregate market capitalization of Southwest. While Southwest believes no impairment existed at December 31, 2008, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of Southwest’s impairment evaluation and financial condition or future results of operations. Approximately $5.9 million of Southwest’s total goodwill of $7.1 million came from its acquisition of SNB Kansas during 2007. SNB Kansas is a separate reporting unit as defined above.
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
Controls and Procedures
Disclosure Controls and Procedures
As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of December 31, 2008. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of December 31, 2008.

Internal Control over Financial Reporting
Southwest’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s internal control over financial reporting as defined in SEC Rule 13a-15 as of December 31, 2008. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s internal control over financial reporting was effective as of December 31, 2008.
The report by Southwest’s independent registered public accounting firm, Ernst & Young LLP, on Southwest’s internal control over financial reporting is included on page 29.
Fourth Quarter 2008 Changes in Internal Control over Financial Reporting
No change occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.

Report on Effectiveness of Internal Control over Financial Reporting
The Board of Directors and Shareholders of Southwest Bancorp, Inc.
We have audited Southwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Southwest Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Southwest Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Southwest Bancorp, Inc. and our report dated March 6, 2009 expressed an unqualified opinion thereon.
Ernst & Young LLP
Tulsa, Oklahoma
March 5, 2009

Reports of Independent Registered Public Accounting Firm
Report on Consolidated Financial Statements
The Board of Directors and Shareholders of Southwest Bancorp, Inc.
We have audited the accompanying consolidated statements of financial condition of Southwest Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Bancorp, Inc. at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, Southwest Bancorp, Inc. adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment, effective January 1, 2006. Also discussed in Note 12 to the consolidated financial statements, Southwest Bancorp, Inc. adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control––Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March X, 2009 expressed an unqualified opinion thereon.
Ernst & Young LLP
Tulsa, Oklahoma
March 5, 2009

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	AT DECEMBER 31,
(Dollars in thousands)	2008	2007

Assets
Cash and due from banks	$27,287	$45,678
Investment securities:
Held to maturity, fair value $7,293 (2008) and $5,838 (2007)	7,343	5,838
Available for sale, amortized cost $233,293 (2008) and $232,880 (2007)	238,037	233,531
Other investments at cost	18,786	17,239
Loans held for sale	56,941	66,275
Loans receivable	2,494,506	2,145,557
Less: Allowance for loan losses	(39,773)	(29,584)

Net loans receivable	2,454,733	2,115,973
Accrued interest receivable	11,512	23,117
Premises and equipment, net	24,580	24,323
Other real estate	6,092	2,679
Goodwill	7,071	7,064
Other intangible assets, net	3,764	4,580
Other assets	23,616	18,001

Total assets	$2,879,762	$2,564,298

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand	$261,940	$257,067
Interest-bearing demand	76,027	63,323
Money market accounts	454,250	541,950
Savings accounts	14,135	13,032
Time deposits of $100,000 or more	802,244	690,985
Other time deposits	571,526	492,222

Total deposits	2,180,122	2,058,579
Accrued interest payable	7,018	11,441
Income tax payable	3,651	1,766
Other liabilities	9,667	10,154
Other borrowings	295,138	218,356
Subordinated debentures	81,963	46,393

Total liabilities	2,577,559	2,346,689
Shareholders’ equity:
Preferred stock, Series B — $1 par value; 70,000 shares outstanding; 1,250,000 share authorized	66,392	—
Common stock — $1 par value; 20,000,000 shares authorized; 14,658,042 shares issued and outstanding	14,658	14,658
Paid in capital	49,101	46,478
Retained earnings	170,579	161,482
Accumulated other comprehensive gain	2,921	408
Treasury stock, at cost; 80,383 (2008) and 300,833 (2007)	(1,448)	(5,417)

Total shareholders’ equity	302,203	217,609

Total liabilities & shareholders’ equity	$2,879,762	$2,564,298

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per share data)	2008	2007	2006

Interest income:
Interest and fees on loans	$152,719	$165,759	$158,873
Investment securities:
U.S. Government and agency obligations	3,552	8,506	8,709
Mortgage-backed securities	5,514	1,444	1,051
State and political subdivisions	375	260	115
Other securities	545	845	847
Federal funds sold	89	254	165

Total interest income	162,794	177,068	169,760

Interest expense:
Interest-bearing demand	584	355	282
Money market accounts	12,620	19,664	16,020
Savings accounts	69	87	50
Time deposits of $100,000 or more	28,214	31,231	29,887
Other time deposits	19,535	21,802	16,863
Other borrowings	7,242	7,555	10,023
Subordinated debentures	4,811	3,777	3,683

Total interest expense	73,075	84,471	76,808

Net interest income	89,719	92,597	92,952

Provision for loan losses	18,979	8,947	12,187

Net interest income after provision for loan losses	70,740	83,650	80,765

Noninterest income:
Service charges and fees	11,026	9,920	11,492
Other noninterest income	1,546	1,590	1,481
Gain on sales of loans	2,664	3,339	3,438
Gain on sales of investment securities	902	1,584	251

Total noninterest income	16,138	16,433	16,662

Noninterest expense:
Salaries and employee benefits	33,330	35,287	30,897
Occupancy	10,872	9,845	10,190
FDIC and other insurance	2,088	622	511
Other real estate, net	146	(58)	286
General and administrative	16,052	19,412	14,137

Total noninterest expense	62,488	65,108	56,021

Income before taxes	24,390	34,975	41,406
Taxes on income	9,489	13,597	15,409

Net income	$14,901	$21,378	$25,997

Net income available to common shareholders	$14,658	$21,378	$25,997

Basic earnings per common share	$1.01	$1.49	$1.84
Diluted earnings per common share	1.00	1.46	1.79
Common dividends declared per share	0.38	0.37	0.33

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2008	2007	2006

Net income	$14,901	$21,378	$25,997

Other comprehensive income:
Unrealized holding gain on available for sale securities	4,995	5,073	2,842
Reclassification adjustment for net gains realized during the period	(902)	(1,584)	(251)

Other comprehensive income, before tax	4,093	3,489	2,591
Tax expense related to items of other comprehensive income	(1,580)	(1,343)	(1,004)

Other comprehensive income, net of tax	2,513	2,146	1,587

Comprehensive income	$17,414	$23,524	$27,584

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated		Total
						Other		Share-
	Preferred	Common Stock		Paid in	Retained	Comprehensive	Treasury	holders’
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
(Dollars in thousands, except per share data)

Balance, December 31, 2005	$—	14,658,042	$14,658	$45,672	$124,882	$(3,325)	$(11,443)	$170,444

Cash dividends:
Common, $0.33 per share, and other dividends	—	—	—	—	(4,682)	—	—	(4,682)
Common stock issued:
Employee Stock Option Plan	—	—	—	(1,690)	—	—	3,622	1,932
Employee Stock Purchase Plan	—	—	—	20	—	—	55	75
Dividend Reinvestment Plan	—	—	—	22	—	—	80	102
Restricted Stock	—	—	—	37	—	—	178	215
Tax benefit related to exercise of stock options	—	—	—	1,018	—	—	—	1,018
Stock option grants	—	—	—	822	—	—	—	822
Other comprehensive loss, net of tax	—	—	—	—	—	1,587	—	1,587
Net income	—	—	—	—	25,997	—	—	25,997

Balance, December 31, 2006	—	14,658,042	14,658	45,901	146,197	(1,738)	(7,508)	197,510

Cash dividends:
Common, $0.37 per share, and other dividends	—	—	—	—	(5,290)	—	—	(5,290)
Common stock issued:
Employee Stock Option Plan	—	—	—	(782)	—	—	1,707	925
Employee Stock Purchase Plan	—	—	—	20	—	—	76	96
Dividend Reinvestment Plan	—	—	—	23	—	—	71	94
Restricted Stock	—	—	—	108	—	—	237	345
Adjustment related to adoption of FIN 48	—	—	—	—	(803)	—	—	(803)
Tax benefit related to exercise of stock options	—	—	—	474	—	—	—	474
Stock option grants	—	—	—	734	—	—	—	734
Other comprehensive income, net of tax	—	—	—	—	—	2,146	—	2,146
Net income		—	—	—	21,378	—	—	21,378

Balance, December 31, 2007	—	14,658,042	14,658	46,478	161,482	408	(5,417)	217,609

Cash dividends:
Preferred	—	—	—	—	(243)	—	—	(243)
Common, $0.38 per share, and other dividends	—	—	—	—	(5,517)	—	—	(5,517)
Preferred stock	66,392	—	—	3,652	(44)	—	—	70,000
Common stock issued:
Employee Stock Option Plan	—	—	—	(1,554)	—	—	3,489	1,935
Employee Stock Purchase Plan	—	—	—	(13)	—	—	106	93
Dividend Reinvestment Plan	—	—	—	(2)	—	—	28	26
Restricted Stock	—	—	—	(21)	—	—	346	325
Tax benefit related to exercise of stock options	—	—	—	339	—	—	—	339
Stock option grants	—	—	—	222	—	—	—	222
Other comprehensive income, net of tax	—	—	—	—	—	2,513	—	2,513
Net income	—	—	—	—	14,901	—	—	14,901

Balance, December 31, 2008	$66,392	14,658,042	$14,658	$49,101	$170,579	$2,921	$(1,448)	$302,203

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2008	2007	2006

Operating activities:
Net income	$14,901	$21,378	$25,997
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	18,979	8,947	12,187
Deferred tax benefit	(2,788)	(839)	(2,279)
Asset depreciation	2,963	2,812	2,940
Securities premium amortization (discount accretion), net	118	(205)	43
Amortization of intangibles	1,456	646	493
Stock based compensation	512	959	973
Net gain on sale/call of investment securities	(902)	(1,584)	(251)
Net gain on sales of available for sale loans	(2,664)	(3,339)	(3,438)
Net loss on sales of premises/equipment	258	11	210
Net gain on other real estate owned	(571)	(11)	(220)
Proceeds from sales of residential mortgage loans	63,479	55,274	74,424
Residential mortgage loans originated for resale	(61,195)	(54,276)	(76,079)
Proceeds from sales of student loans	104,946	271,798	779,728
Student loans originated for resale	(96,257)	(149,629)	(581,880)
Net changes in assets and liabilities:
Accrued interest receivable	11,605	1,396	(9,716)
Other assets	(5,012)	5,884	(614)
Income taxes payable	2,217	1,104	1,866
Excess tax benefit from share-based payment arrangements	(339)	(474)	(1,018)
Accrued interest payable	(4,423)	(2,159)	4,263
Other liabilities	(1,424)	51	(2,770)

Net cash provided by operating activities	45,859	157,744	224,859

Investing activities:
Proceeds from sales of available for sale securities	7,839	10,204	20,216
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	1,000	—	1,000
Available for sale securities	193,958	55,212	8,989
Purchases of other investments	(1,947)	(801)	(2,511)
Purchases of held to maturity securities	(2,500)	(4,202)	(1,095)
Purchases of available for sale securities	(201,031)	(22,096)	(10,490)
Loans originated and principal repayments, net	(370,558)	(505,335)	(244,338)
Acquisitions, net, Bank of Kansas (2007), McMullen Bank (2006)	—	(4,057)	(182)
Investment in subsidiary	1,070	—	—
Purchases of premises and equipment	(3,655)	(3,287)	(2,915)
Proceeds from sales of premises and equipment	219	63	337
Proceeds from sales of other real estate owned	11,595	469	6,072

Net cash used in investing activities	(364,010)	(473,830)	(224,917)

Financing activities:
Net increase in deposits	121,543	227,431	75,245
Net increase (decrease) in other borrowings	76,782	80,262	(66,414)
Net proceeds from issuance of preferred stock	70,000	—	—
Net proceeds from issuance of common stock	2,054	1,115	2,109
Net proceeds from issuance of subordinated debentures	34,500	—	—
Excess tax benefit from share-based payment arrangements	339	474	1,018
Preferred stock dividends	(243)	—	—
Common stock dividends	(5,215)	(5,136)	(4,559)

Net cash provided from financing activities	299,760	304,146	7,399

Net increase (decrease) in cash and cash equivalents	(18,391)	(11,940)	7,341
Cash and cash equivalents,
Beginning of period	45,678	57,618	50,277

End of period	$27,287	$45,678	$57,618

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
1. Summary of Significant Accounting and Reporting Policies
Organization and Nature of Operations - Southwest, incorporated in 1981, is a financial holding company headquartered in Stillwater, Oklahoma engaged primarily in commercial and consumer banking services in the state of Oklahoma, the Dallas, Austin, Houston, San Antonio, and Tilden, Texas areas, the Hutchinson, Wichita and Kansas City, Kansas areas and in student lending nationally. The accompanying consolidated financial statements include the accounts of Stillwater National, a national bank established in 1894, SNB Kansas, a commercial bank established in 1907, BCG, a business consulting company established in 2002, HSSI, a healthcare consulting company established in 2003, SNB Wichita, a federal savings bank established in 2003 and consolidated subsidiaries of Stillwater National, including SNB Real Estate Holdings, Inc. Stillwater National, BCG, HSSI, SNB Wichita and SNB Kansas are wholly owned, direct subsidiaries of Southwest. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from depository institutions, and federal funds sold. Interest-bearing balances held at depository institutions were $1.9 million at December 31, 2008 and $10.0 million at December 31, 2007. Federal funds sold are sold for one-to-four day periods.
Investment Securities - Investments in debt and equity securities are identified as held to maturity or available for sale based on management considerations of asset/liability strategy, changes in interest rates and prepayment risk, the need to increase liquidity, and other factors, including management’s intent and ability to hold securities to maturity. Southwest has the ability and intent to hold to maturity its investment securities classified as held to maturity. Southwest had no investments held for trading purposes for any period presented. Under certain circumstances (including the deterioration of the issuer’s creditworthiness, a change in tax law, or statutory or regulatory requirements), Southwest may change the investment security classification. The classifications Southwest utilizes determine the related accounting treatment for each category of investments. Available for sale securities are accounted for at fair value with unrealized gains or losses, net of taxes, excluded from operations and reported as accumulated other comprehensive income or loss. Held to maturity securities are accounted for at amortized cost.
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
Southwest periodically reviews all individual securities for which the fair values are below the book values. If it is determined that Southwest does not have the ability and intent to hold these securities for a period of time sufficient for a forecasted market price recovery up to (or beyond) the cost of the investment, or to maturity when the full cost will be recovered, then an other than temporary loss will be recognized in the consolidated statements of operations. For 2008, 2007, and 2006, Southwest recognized impairment charges of $400,000, $448,000, and $334,000, respectively, upon determining that declines in the value of securities were other than temporary.
Federal Reserve Bank (“FRB”) stock, Federal Home Loan Bank (“FHLB”) stock, and certain other investments are not readily marketable; therefore these investments are carried at cost.
Loans - Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Loan origination fees and certain costs of originated loans are amortized as an adjustment to the yield over the term of the loan. Net unamortized deferred loan fees were $4.4 million and $5.5 million at December 31, 2008 and 2007, respectively. Southwest generally places loans, except for consumer loans, on nonaccrual when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. Interest accrual may also be discontinued earlier if, in management’s opinion, collection is unlikely. Generally, consumer installment loans are not placed on nonaccrual, but are charged-off when they are four months past due. Accrued interest is written off when a loan is placed on nonaccrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. In general, accrued interest income on impaired loans is written off after the loan is 90 days past due; subsequent interest income is recorded when cash receipts are received from the borrower. Southwest identifies past due loans based on contractual terms on a loan by loan basis. Southwest originates real estate mortgage loans and guaranteed student loans for either portfolio investment or sale in the secondary market. During the period of origination, real estate mortgage loans are designated as held either for investment purposes or sale. Mortgage loans held for sale are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan. Guaranteed student loans have typically been sold at the time the student graduates or withdraws from school. Real estate mortgage loans held for sale are carried at the lower of cost or market, which is determined on an individual loan basis.  Guaranteed student loans held for sale are carried at the lower of cost or market, which is determined on an aggregate basis. Gains or losses recognized upon the sale of loans are determined on a specific identification basis.
The American Institute of Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) addresses accounting for differences between contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools, or as a part of a business combination. It is not applicable to loans originated by the lender. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from prior purchase accounting practice whereby the acquiree’s allowance for loan loss was typically added to the acquirer’s allowance for loan losses. SOP 03-3 applied only to loans acquired in the SNB Kansas and McMullen Bank (“McMullen”) acquisitions and such amount was not significant.
Allowance for Loan Losses - The allowance for loan losses is a reserve established through a provision for loan losses charged to operations. Loan amounts which are determined to be uncollectible are charged against this allowance, and recoveries, if any, are added to the allowance. The appropriate amount of the allowance is based on continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio. The allowance for loan and lease losses is determined in accordance with regulatory guidelines and generally accepted accounting principles and is comprised of two primary components. Loans deemed to be impaired are evaluated on an individual basis consistent with the Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”).

The remaining portion of the allowance is calculated based on the Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS No. 5”). Loans not evaluated for SFAS No. 114 allowance are segmented into loan pools by type of loan. Estimated allowances are based on historical loss trends with adjustments factored in based on qualitative risk factors both internal and external to Southwest. These factors include but are not limited to, economic and business conditions, changes in lending staff, lending policies and procedures, quality of loan review, changes in the nature and volume of the portfolios, loss and recovery trends, asset quality trends, and legal and regulatory considerations.
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
Other Real Estate Owned - Other real estate owned is initially recorded at the lesser of the carrying value or fair value less the estimated costs to sell the asset. Write-downs of carrying value required at the time of foreclosure are recorded as a charge to the allowance for loan losses. Costs related to the development of such real estate are capitalized, and costs related to holding the property are expensed. Foreclosed property is subject to periodic revaluation based upon estimates of fair value. In determining the valuation of other real estate owned, management obtains independent appraisals for significant properties. Valuation adjustments are provided, as necessary, by charges to operations. Profits and losses from sales of foreclosed property by Southwest are recognized as incurred. At December 31, 2008 and 2007, the balances of other real estate owned were $6.1 million and $2.7 million, respectively.
Goodwill and Other Intangible Assets - Intangible assets consist of goodwill, core deposit intangibles, and loan servicing rights. Goodwill and core deposit intangibles, which generally result from business combination, are accounted for under the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and Statement of Financial Accounting Standard No. 147, Acquisition

of Certain Financial Institutions. Loan servicing rights are accounted for under the provisions of Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets.
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
Loan servicing rights are capitalized based on estimated fair market value at the point of origination. The servicing rights are amortized on an individual loan by loan basis over the period of estimated net servicing income. Impairment of loan servicing rights is assessed based on the fair value of those rights. Southwest reviews the carrying value of loan servicing rights quarterly for impairment. Assets are considered impaired when the balances are not recoverable from estimated future cash flows. At December 31, 2008, the fair value of loan servicing rights was $1.2 million, which approximates book value.
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
Fair Value Measurements - Effective January 1, 2008, Southwest adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies only to fair value measurements that are already required or permitted by other generally accepted accounting principles. The adoption of SFAS No. 157 had no impact on Southwest’s financial statements, but it did result in additional required disclosures, see Note 8 Fair Value Measurements.
On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”). FSP No. 157-2 amends SFAS No. 157 to delay the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Southwest will delay application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009. In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Assets when the Market for That Asset is Not Active (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. This FSP was effective for Southwest upon issuance. Adoption of FSP No. 157-3 did not have an impact on our financial condition or results of operations.
Deposits - The total amount of time deposits with a minimum denomination of $100,000 was approximately $802.2 million and $691.0 million at December 31, 2008 and 2007, respectively. The total amount of overdrawn deposit accounts that were reclassified as loans at December 31, 2008 and 2007 was $1.0 million and $1.6 million, respectively. Time deposit maturities are as follows: $1.3 billion in 2009, $79.8 million in 2010, $3.4 million in 2011, $2.8 million in 2012, and $4.6 million in 2013.
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
Effective January 1, 2007, Southwest adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“Interpretation No. 48”), see Note 12 Income Taxes for additional information.
Earnings per Common Share - Basic earnings per common share is computed based upon net income, after deducting the dividend requirements of preferred stock, divided by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed based upon net income, after deducting the dividend requirements of preferred stock, divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. The following is a reconciliation of the common shares used in the calculations of basic and diluted earnings per common share:

	2008	2007	2006

Weighted average common shares outstanding:
Basic earnings per share	14,502,264	14,313,239	14,166,634
Effect of dilutive securities:
Stock options	157,037	304,474	325,920

Weighted average common shares outstanding:
Diluted earnings per share	14,659,301	14,617,713	14,492,554

For the years ended December 31, 2008, 2007, and 2006, Southwest had 469,941, 403,950, and 5,000 antidilutive options to purchase common shares, respectively.
Share-Based Compensation - The Southwest Bancorp, Inc. 1994 Stock Option Plan and 1999 Stock Option Plan (the “Stock Plans”) provide selected key employees with the opportunity to acquire common stock. The exercise price of all options granted under the Stock Plans is the fair market value on the grant date. Depending upon terms of the stock option agreements, stock options generally become exercisable on an annual basis and expire from five to ten years after the date of grant.
The Southwest Bancorp, Inc. 2008 Stock Based Award Plan (the “2008 Stock Plan”) was approved at the annual shareholder’s meeting held April 24, 2008. The 2008 Stock Plan replaces the Southwest Bancorp, Inc. 1999 Stock Option Plan, as amended (the “1999 Plan”). Options issued under the 1999 Plan and Southwest’s 1994 Stock Option Plan will continue in effect and will be subject to the requirements of those plans, but no new options will be granted under them. The 2008 Stock Plan authorizes awards for up to 800,000 shares of Southwest common stock over its ten-year term.
Effective January 1, 2006, Southwest adopted the fair value method of accounting for share-based compensation arrangements in accordance with SFAS No. 123(R), Share-Based Payment, using the modified prospective method of transition. Under the provisions of SFAS No. 123(R), the estimated fair value of share-based awards granted under the Stock Plans and the 2008 Stock Plan is recognized as compensation expense over the vesting period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of SFAS No. 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) options granted prior to the effective date of adoption that remain nonvested on the date of adoption.
Derivatives - Southwest accounts for derivatives under Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”) and Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). Upon entering into a derivative instrument, Southwest designates the hedging relationship of all derivatives to either assets or liabilities in the balance sheet and subsequently measures those instruments at fair value through adjustments to other comprehensive income, current earnings, or both, as appropriate.
Southwest also utilizes interest rate lock and forward commitments in its mortgage banking operations. As of December 31, 2008, the related fair market value of these instruments is not material.
Comprehensive Income - Southwest’s comprehensive income (net income plus all other changes in shareholders’ equity from non-equity sources) consists of its net income and unrealized holding gains (losses) in its available for sale securities.
Trust - Southwest offers trust services to customers through its relationship with the Heritage Trust Company, a trust services company and directly through the trust department of SNB Kansas. Property (other than cash on deposit) held by Southwest in a fiduciary or agency capacity for its customers is not included in the consolidated statements of financial condition as it is not an asset or liability of Southwest.
Liquidity - Stillwater National, SNB Wichita and SNB Kansas are required by the FRB to maintain average reserve balances. Cash and due from banks in the consolidated statements of financial condition include restricted amounts of $627,000 and $829,000 at December 31, 2008 and 2007, respectively.
2. Reclassifications
Certain reclassifications have been made to prior year amounts of investment securities, other assets, and income statement accounts to conform to current year presentation. The income statement reclassifications had no impact on previously reported net income.
3. Acquisitions
On July 27, 2007, Southwest acquired all of the assets and liabilities of SNB Kansas in a stock acquisition for cash consideration of $15.6 million. SNB Kansas was a privately held bank which operated two banking offices in the Hutchinson, Kansas area. The acquisition of SNB Kansas is part of Southwest’s announced community banking strategy.
The acquisition was accounted for under the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and identified intangible assets purchased and liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, none of which was deductible for tax purposes. Goodwill will not be amortized, but will be reviewed for impairment. This transaction produced goodwill of $5.9 million and a core deposit intangible of $1.7 million. Upon completion of this acquisition, SNB Kansas was fully integrated into Southwest.
On July 28, 2006, Stillwater National acquired all of the assets and liabilities of McMullen in a cash merger for cash consideration of $5.0 million. The transaction was accounted for by the purchase method of accounting. This transaction produced a core deposit intangible of $1.7 million and goodwill of $1.0 million. Upon completion of this acquisition, McMullen was fully integrated into Stillwater National.

The core deposit intangibles acquired in these transactions will be amortized using an accelerated method over a period of 10 years. Additional information related to intangible assets and goodwill can be found in Note 7 to the Consolidated Financial Statements on page 46 of this report.
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
4. Investment Securities
A summary of the amortized cost and fair values of investment securities follows:

	At December 31, 2008
	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Held to Maturity:
Obligations of state and political subdivisions	$7,343	$10	$(60)	$7,293

Total	$7,343	$10	$(60)	$7,293

Available for Sale:
U.S. Government obligations	$986	$13	$—	$999
Federal agency securities	77,543	1,663	(9)	79,197
Obligations of state and political subdivisions	2,736	19	—	2,755
Mortgage-backed securities	151,130	2,897	(14)	154,013
Equity securities	898	175	—	1,073

Total	$233,293	$4,767	$(23)	$238,037

	At December 31, 2007
	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Held to Maturity:
U.S. Government obligations	$1,000	$9	$—	$1,009
Obligations of state and political subdivisions	4,838	2	(11)	4,829

Total	$5,838	$11	$(11)	$5,838

Available for Sale:
Federal agency securities	$189,442	$175	$(490)	$189,127
Obligations of state and political subdivisions	4,319	25	(11)	4,333
Mortgage-backed securities	38,100	277	(30)	38,347
Equity securities	1,019	733	(28)	1,724

Total	$232,880	$1,210	$(559)	$233,531

Gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007 are as follows:

		Continuous Unrealized Losses Existing for:
		Amortized cost of			Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses

At December 31, 2008:

Held to Maturity:
Obligations of state and political subdivisions	5	$2,875	$(60)	$—	$2,815

Total	5	$2,875	$(60)	$—	$2,815

Available for Sale:
Federal agency securities	2	$5,962	$(9)	$—	$5,953
Obligations of state and political subdivisions	1	1,250	—	—	1,250
Mortgage-backed securities	8	3,608	(14)	—	3,594

Total	11	$10,820	$(23)	$—	$10,797

At December 31, 2007:

Held to Maturity:
Obligations of state and political subdivisions	5	$3,202	$(11)	$—	$3,191

Total	5	$3,202	$(11)	$—	$3,191

Available for Sale:
Federal agency securities	63	$153,991	$—	$(490)	$153,501
Obligations of state and political subdivisions	1	1,250	—	(11)	1,239
Mortgage-backed securities	25	10,478	(4)	(26)	10,448
Equity securities	1	1,010	(28)	—	982

Total	90	$166,729	$(32)	$(527)	$166,170

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
As required by law, investment securities are pledged to secure public and trust deposits, as well as the Sweep Agreement product and borrowings from the FHLB. Securities with an amortized cost of $239.7 million and $225.7 million were pledged to meet such requirements of $109.9 million and $102.2 million at December 31, 2008 and 2007, respectively. Any amount overpledged can be released at any time.

A comparison of the amortized cost and approximate fair value of Southwest’s debt securities by maturity date at December 31, 2008 follows in the next table.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

One year or less	$52,825	$53,663	$673	$675
More than one year through five years	160,194	163,458	6,670	6,618
More than five years through ten years	18,622	19,259	—	—
More than ten years	1,652	1,657	—	—

Total	$233,293	$238,037	$7,343	$7,293

The foregoing analysis assumes that Southwest’s mortgage-backed securities mature during the period in which they are estimated to prepay. No other prepayment or repricing assumptions have been applied to Southwest’s debt securities for this analysis.
Gross realized gains on sales of investment securities were $1.3 million during 2008, $2.0 million during 2007, and $582,000 during 2006. Gross realized losses on sales and write-down of investment securities were $(400,000) during 2008, $(448,000) during 2007, and $(331,000) during 2006. The gross proceeds from such sales of investment securities totaled approximately $7.8 million, $10.2 million, and $19.4 during 2008, 2007, and 2006, respectively.
5. Loans
Major classifications of loans are as follows:

	At December 31,
(Dollars in thousands)	2008	2007

Real estate mortgage:
Commercial	$1,118,828	$750,047
One-to-four family residential	113,665	111,085
Real estate construction
Commercial	579,795	643,656
One-to-four family residential	79,565	81,273
Commercial	564,670	521,501
Installment and consumer:
Guaranteed student loans	54,057	61,555
Other	40,867	42,715

	2,551,447	2,211,832
Allowance for loan losses	(39,773)	(29,584)

Total loans, net	$2,511,674	$2,182,248

Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas which subjects the loan portfolio to the general economic conditions within these areas. At December 31, 2008 and 2007, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets, or are guaranteed by agencies of the United States Government or, in the case of private student loans, insured by a private insurer.
Loans to individuals and businesses in the healthcare industry totaled $661.6 million, or 26% of total loans at December 31, 2008. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry of more than 5% of total loans other than referred to in the table above. In the event of total nonperformance by the borrowers or guarantors, Southwest’s accounting loss would be limited to the recorded investment in the loans reduced by proceeds received from disposition of the related collateral.

Southwest had loans which were held for sale of $56.9 million and $66.3 million at December 31, 2008 and 2007, respectively. These loans are carried at the lower of cost or market. Guaranteed student loans are generally sold to a single servicer. A substantial portion of the one-to-four family residential loans and loan servicing rights are sold to four investors.
The principal balance of loans for which accrual of interest has been discontinued totaled approximately $59.3 million and $19.5 million at December 31, 2008 and 2007, respectively. If interest on those loans had been accrued, the interest income as reported in the accompanying consolidated statements of operations would have increased by approximately $2.6 million, $1.4 million, and $1.5 million, for 2008, 2007, and 2006, respectively.
The principal balance of loans past due ninety days or more for which Southwest was still accruing interest totaled $4.7 million and $10.0 million at December 31, 2008 and 2007, respectively.
The unpaid principal balance of real estate mortgage loans serviced for others totaled $158.1 million and $141.7 million at December 31, 2008 and 2007, respectively. Southwest maintained escrow accounts totaling $718,000 and $625,000 for real estate mortgage loans serviced for others at December 31, 2008 and 2007, respectively.
The following table sets forth the remaining maturities for certain loan categories at December 31, 2008. Student loans that do not have stated maturities are treated as due in one year or less. Real estate construction includes certain loans which will convert to permanent financing at the point when construction is completed; these loans are reported according to their final maturity.

		After one
	One year	year through	After
(Dollars in thousands)	or less	five years	five years	Total

Real estate mortgage:
Commercial	$268,010	$631,960	$218,858	$1,118,828
One-to-four family residential	16,132	44,078	53,455	113,665
Real estate construction	279,584	343,746	36,030	659,360
Commercial	221,495	192,257	150,918	564,670
Installment and consumer:
Guaranteed student loans	54,057	—	—	54,057
Other	17,303	21,323	2,241	40,867

Total	$856,581	$1,233,364	$461,502	$2,551,447

The following table sets forth at December 31, 2008 the dollar amount of all loans due more than one year after December 31, 2008.

(Dollars in thousands)	Fixed	Variable	Total

Real estate mortgage:
Commercial	$364,121	$486,697	$850,818
One-to-four family residential	48,613	48,920	97,533
Real estate construction	55,744	324,032	379,776
Commercial	146,998	196,177	343,175
Installment and consumer	10,162	13,402	23,564

Total	$625,638	$1,069,228	$1,694,866

Activity in the allowance for loan losses is summarized as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2008	2007	2006

Beginning balance	$29,584	$27,293	$23,812
Provision for loan losses	18,979	8,947	12,187
Loans charged off	(9,942)	(7,365)	(9,547)
Recoveries	1,152	709	841

Total	$39,773	$29,584	$27,293

As of December 31, 2008 and 2007, impaired loans totaled $59.3 million and $19.5 million and had a related allowance for loan loss of $5.4 million and $3.5 million, respectively. Included in this amount are two impaired real estate loans which are collateral dependent. Related impairment reserves of $1.9 million were determined based on appraised values which are subject to periodic updates. The average balance of impaired loans totaled $35.2 million, $19.8 million, and $16.0 million for the years ended December 31, 2008, 2007, and 2006, respectively. Interest income recognized on impaired loans totaled $578,000, $10,000, and $89,000, respectively, for the years ended December 31, 2008, 2007, and 2006.
6. Premises and Equipment
These consist of the following:

	At December 31,
(Dollars in thousands)	2008	2007

Land	$5,830	$5,382
Buildings and improvements	15,210	14,517
Furniture, fixtures, and equipment	30,907	29,092
Construction/Remodeling in progress	380	1,330

	52,327	50,321
Accumulated depreciation and amortization	(27,747)	(25,998)

Premises and equipment, net	$24,580	$24,323

7. Goodwill and Other Intangible Assets
Goodwill totaled $7.1 million at December 31, 2008 and 2007. During 2007, Southwest recorded goodwill totaling $5.9 million in connection with the acquisition of SNB Kansas. During 2006, Stillwater National recorded goodwill totaling $1.0 million in connection with the acquisition of McMullen. Further information regarding these acquisitions can be found in Note 3 to the Consolidated Financial Statements on page 41 of this report.
As of year-end, approximately $200,000 of goodwill is reported in the Oklahoma Banking segment, $5.9 million is reported in the Kansas Banking segment, and $1.0 million is reported in the Texas Banking segment. Further information regarding operating segments can be found in Note 24 to the Consolidated Financial Statements on page 63 of this report.

The following tables present the original cost and accumulated amortization of other intangible assets:

	At December 31,
(Dollars in thousands)	2008	2007

Core deposit premiums	$4,370	$4,370
Less accumulated amortization	1,774	1,317

Core deposit premiums, net	$2,596	$3,053

Loan servicing rights	$5,004	$4,365
Less accumulated amortization	3,836	2,838

Loan servicing rights, net	$1,168	$1,527

Other intangible assets, net	$3,764	$4,580

During 2007, Southwest recorded core deposit intangibles totaling $1.7 million in connection with the acquisition of SNB Kansas. During 2006, Stillwater National recorded a core deposit intangible totaling $1.7 million in connection with the acquisition of McMullen. Further information regarding these acquisitions can be found in Note 3 to the Consolidated Financial Statements on page 41 of this report.
Core deposit intangibles are amortized using an economic life method based on deposit attrition. As a result, amortization will decline over time with most of the amortization occurring during the initial years. The weighted average amortization period for core deposit intangibles is approximately 10 years. Amortization expense related to core deposit intangibles totaled $457,000 and $258,000, in 2008 and 2007, respectively.
At December 31, 2008 and 2007, Southwest had recorded loan servicing right amortization expense of $441,000 and $388,000, respectively. During 2008, mortgage loan servicing rights were written down $557,000 to their fair value.
The estimated aggregate future amortization expense for other intangible assets remaining as of December 31, 2008 is as follows:

	Core Deposit	Loan Servicing
(Dollars in thousands)	Premiums	Rights	Total

2009	389	334	723
2010	386	273	659
2011	366	212	578
2012	327	152	479
Thereafter	1,128	197	1,325

	$2,596	$1,168	$3,764

8. Fair Value Measurements
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

Level 1	Quoted prices in active markets for identical assets or liabilities: Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category includes U.S. Government and agency mortgage-backed debt securities, municipal obligation securities, and loans held for sale.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. Level 3 assets include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes certain private equity investments, other real estate owned, goodwill, and other intangible assets.
As of December 31, 2008, assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Loans held for sale	$56,941	$—	$56,941	$—
Available for sale securities	238,037	185	236,964	888

Total	$294,978	$185	$293,905	$888

For 2008, the following table presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). It also summarizes changes in unrealized gains and losses recorded in earnings for the period for Level 3 assets and liabilities.

Available for
(Dollars in thousands)	Sale Securities

Balance at December 31, 2007	$982
Total gains or losses (realized/unrealized)
Included in earnings
interest income	(9)
noninterest income	(113)
Included in other comprehensive income	28
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Balance at December 31, 2008	$888

Changes in unrealized gains or losses included in earnings related to assets still held at reporting date for the year ended December 31, 2008	$(104)

Certain financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets measured on a nonrecurring basis include impaired loans, other real estate owned, goodwill, core deposit premiums, and mortgage loan servicing rights. These assets are recorded at the lower of cost or fair value. At December 31, 2008, assets measured at fair value on a nonrecurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs	Total Gains
(Dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)	(Losses)

Impaired loans at fair value	$55,483	$—	$55,483	$—	$(8,610)
Other intangible assets	3,764	—	—	3,764	(557)

Total	$59,247	$—	$55,483	$3,764	$(9,167)

In accordance with the provisions of SFAS No. 114, impaired loans measured at fair value with a carrying amount of $64.1 million were written down to their fair value of $55.5 million, resulting in an impairment charge of $8.6 million, which was included in the provision for loan losses for the year ended December 31, 2008.
In accordance with SFAS No, 142, mortgage loan servicing rights were written down to their fair value, resulting in an impairment charge of $557,000, which was included in noninterest income for the year ended December 31, 2008.
9. Derivative Instruments and Hedging Activities
All derivative instruments are carried at fair value. Assets are recorded for any unrealized gains and liabilities are recorded for any unrealized losses on such instruments. Southwest has used derivative instruments to minimize the effects of interest rate volatility on net interest income and employed fair value hedging strategies to accomplish this goal. Southwest closely matched derivative instruments with on-balance sheet risks. Southwest utilized interest rate swap derivatives as one method to manage a portion of its interest rate risk from recorded financial assets and liabilities. These derivatives were utilized when they could be demonstrated to effectively hedge a designated asset or liability and such asset or liability exposed Southwest to interest rate risk.
Southwest accounted for derivatives under SFAS No. 149 and SFAS No. 133. Upon entering into a derivative instrument, Southwest designated the hedging relationship of all derivatives to either assets or liabilities in the balance sheet and subsequently measured those instruments at fair value through adjustments to other comprehensive income, current earnings, or both, as appropriate.
The decision to enter into an interest rate swap is made after considering the asset/liability position, the desired asset/liability sensitivity and interest rate levels. Prior to entering into a hedge transaction, Southwest formally documented the relationship between hedging instruments and the hedged items, as well as the risk management objective for undertaking the various hedge transactions.
Southwest has used interest rate swaps in order to offset changes in fair value of fixed rate deposits that occur during periods of interest rate volatility. Southwest was able to demonstrate an effective hedging relationship between derivatives and matched items by proving that their changes in fair values substantially offset. Southwest entered into interest rate swap agreements with the objective of converting the fixed interest rate on selected retail brokered CDs to a variable interest rate. The swap agreements required Southwest to pay a variable rate of interest based on a spread to the one-month London Interbank Offered Rate (“LIBOR”) and to receive a fixed rate of interest equal to that of the retail brokered CD (hedged item). Under the swap agreements, Southwest paid variable interest payments on a monthly basis; fixed interest payments were received on the maturity date of the swap agreement. Amounts paid or received under these swap agreements accounted for on an accrual basis and recorded as an adjustment of interest expense of the hedged item. The net cash flows related to fair value hedges decreased interest expense on certificates of deposit by $284,000 for the twelve months ended December 31, 2008. There are no interest rate swaps outstanding at December 31, 2008.
Fair value hedges are accounted for at fair value. The swaps qualify for the “shortcut method” under SFAS No. 133. Based on this shortcut method, no ineffectiveness is assumed. As a result, changes in the fair value of the swaps directly offset changes in the fair value of the underlying hedged item (i.e., retail brokered CDs). All changes in fair value are measured on a quarterly basis.
As of December 31, 2007, Southwest’s derivative portfolio had a notional amount of $150.0 million, gross unrealized gains of $64,000, which were included in other liabilities, a weighted average floating pay rate of 5.04%, a weighted average fixed receive rate of 5.32%, and a weighted average maturity of 2 months.
10. Other Borrowed Funds
During 2008, the categories of other borrowings whose average exceeded 30% of ending shareholders’ equity were federal funds purchased and repurchase agreements and funds borrowed from the FHLB and FRB.

	At December 31,
(Dollars in thousands)	2008	2007	2006

Amounts outstanding at end of period:
Treasury, tax and loan note option	$1,070	$1,361	$1,196
Federal funds purchased and securities sold under repurchase agreements	127,568	162,962	50,398
Borrowed from the Federal Home Loan Bank & the Federal Reserve Bank	151,500	51,500	86,500
Other	15,000	2,533	—

Total other borrowings	$295,138	$218,356	$138,094

Weighted average rate outstanding at end of period:
Treasury, tax and loan note option	0.00%	3.59%	5.04%
Federal funds purchased and securities sold under repurchase agreements	0.27	4.15	4.20
Borrowed from the Federal Home Loan Bank & the Federal Reserve Bank	2.63	4.10	4.89
Other	5.00	6.25	—

Maximum amounts of borrowings outstanding at any month-end:
Treasury, tax and loan note option	$2,301	$2,416	$2,362
Federal funds purchased and securities sold under repurchase agreements	197,255	172,641	150,954
Borrowed from the Federal Home Loan Bank & the Federal Reserve Bank	196,600	101,500	185,040
Other	15,000	7,500	—

Approximate average short-term borrowings outstanding for the year:
Treasury, tax and loan note option	$622	$551	$617
Federal funds purchased and securities sold under repurchase agreements	124,891	105,023	95,090
Borrowed from the Federal Home Loan Bank & the Federal Reserve Bank	136,337	52,853	118,970
Other	12,256	3,055	—

Approximate weighted average rate for the year:
Treasury, tax and loan note option	2.71%	3.81%	4.73%
Federal funds purchased and securities sold under repurchase agreements	2.01	4.59	4.55
Borrowed from the Federal Home Loan Bank & the Federal Reserve Bank	3.24	4.74	4.76
Other	4.83	6.93	—
Southwest has entered into an agreement with the FHLB to obtain advances from the FHLB from time to time. The terms of the agreement are set forth in the Advance, Pledge and Security Agreement (the “Agreement”). The FHLB requires that Southwest pledge collateral on such advances. Under the terms of the Agreement, the discounted value of the collateral, as defined by the FHLB, should at all times be at least equal to the amount borrowed by Southwest. Such advances outstanding are subject to a blanket collateral arrangement, which requires the pledging of eligible collateral to secure such advances. Such collateral principally includes certain loans and securities. At December 31, 2008 and 2007, loans pledged under the Agreement were $822.9 million and $696.6 million and investment securities pledged (at carrying value) were $36.8 million and $63.3 million, respectively.
Southwest has available various forms of other borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the FRB, Sallie Mae, the FHLB and Coppermark Bank (“Coppermark”). Southwest has a $15.0 million loan from Coppermark, all outstanding at December 31, 2008. Southwest also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $1.1 million at December 31, 2008. Southwest has approved federal funds purchase lines totaling $396.4 million with twelve financial entities; the outstanding balance on these lines totaled $89.5 million at December 31, 2008. Southwest is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program. Collateral under this program consists of pledged selected commercial and industrial loans. Currently the collateral will allow Southwest to borrow up to $112.1 million. As of December 31, 2008, no borrowings were made through the BIC program. In addition, Southwest has available a line of credit with Sallie Mae for $200 million, plus a $478.7 million line of credit from the FHLB. Borrowings under the Sallie Mae line would be secured by student loans. Borrowings under the FHLB line are secured by all unpledged securities and other loans. Southwest had no outstanding balance on the Sallie Mae line at December 31, 2008. The FHLB line of credit had an outstanding balance of $151.5 million at December 31, 2008 and maturities as follows: $105.0 million in 2009, $0 in 2010, $21.5 million 2011, $0 in 2012 and $25.0 million after 2012. Southwest also has substantial unused borrowing availability in the form of unsecured brokered certificate of deposits program from Merrill Lynch & Co., Morgan Stanley & Co., Inc., Citigroup Global Markets, Inc., Wachovia Securities LLC, UBS Financial Services, Inc., and RBC Dain Rauscher. In conjunction with these lines of credit, $356.7 million in retail certificates of deposit were included in total deposits at December 31, 2008.
Southwest sells securities under agreements to repurchase with Southwest retaining custody of the collateral. Collateral consists of direct obligations of U.S. Government and Federal Agency issues, which are designated as pledged with Southwest’s safekeeping agent. The type of collateral required, the retention of the collateral, and the security sold, minimize Southwest’s risk of exposure to loss. These transactions are for one-to-four day periods. The outstanding balance of repurchase agreements at December 31, 2008, was $38.0 million, with no repurchase agreement exceeding 10% of equity capital.
11. Subordinated Debentures
At December 31, 2008, Southwest had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts.

	Subordinated	Trust Preferred
	Debentures Owed	Securities of the	Interest Rates at
(Dollars in thousands)	to Trusts	Trusts	December 31, 2008	Final Maturity Date

OKSB Statutory I	$20,619	$20,000	4.57%	June 26, 2033
SBI Capital Trust II	25,774	25,000	7.67%	October 7, 2033
Soutwest Capital Trust II	35,570	34,500	10.50%	September 15, 2038

	$81,963	$79,500

On June 26, 2003, Southwest’s subsidiary, OKSB Statutory Trust I sold to investors in a private placement offering $20.0 million of adjustable rate trust preferred securities (the “OKSB Trust Preferred”). The OKSB Trust Preferred bear interest, adjustable quarterly, at 90-day LIBOR plus 3.10%. In addition to these adjustable rate securities, OKSB Statutory Trust I sold $619,000 of trust common equity to Southwest. The aggregate proceeds of $20.6 million were used to purchase an equal principal amount of adjustable rate subordinated debentures of

Southwest that bear interest, adjustable quarterly, at 90-day LIBOR plus 3.10% (the “OKSB Subordinated Debentures”). After deducting underwriter’s compensation and noninterest expenses of the offering, the net proceeds were available to Southwest to increase capital and for general corporate purposes. Interest payments on the OKSB Subordinated Debentures are deductible for federal income tax purposes.
On October 14, 2003, Southwest’s subsidiary, SBI Capital Trust II sold to investors in a private placement offering $25.0 million of adjustable rate trust preferred securities (the “SBI II Trust Preferred”). The SBI II Trust Preferred bear interest, adjustable quarterly, at 90-day LIBOR plus 2.85%. In addition to these adjustable rate securities, SBI Capital Trust II sold $774,000 of trust common equity to Southwest. The aggregate proceeds of $25.8 million were used to purchase an equal principal amount of adjustable rate subordinated debentures of Southwest that bear interest, adjustable quarterly 90-day LIBOR plus 2.85% (the “SBI II Subordinated Debentures”). The proceeds were available to Southwest to increase capital and for general corporate purposes. Interest payments on the SBI II Subordinated Debentures are deductible for federal income tax purposes.
In July 2008, Southwest’s subsidiary, Southwest Capital Trust II sold to investors in a public offering $34.5 million of 10.50% trust preferred securities (the “OKSBP Trust Preferred”). In addition to these trust preferred securities, Southwest Capital Trust II sold $1.1 million of trust common equity to Southwest. The aggregated proceeds of $35.6 million were used to purchase an equal amount of 10.50% subordinated debentures of Southwest (the “OKSBP Subordinated Debentures”).
At December 31, 2008, Southwest had an aggregate of $82.0 million of subordinated debentures outstanding and had an asset of $2.5 million representing its total investment in the common equity issued by the Trusts. The sole assets of the Trusts are the subordinated debentures and the liabilities of the Trusts of the OKSB Trust Preferred, the SBI II Trust Preferred, and the OKSBP Trust Preferred. Southwest has, through various contractual arrangements, unconditionally guaranteed payment of all obligations of the Trusts with respect to the OKSB Trust Preferred, the SBI II Trust Preferred, and the OKSBP Trust Preferred.
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
Southwest, OKSB Statutory Trust I, SBI Capital Trust II, and Southwest Capital Trust II believe that, taken together, the obligations of Southwest under the Trust Preferred Guarantee Agreements, the Amended and Restated Trust Agreements, the Subordinated Debentures, the Indentures and the Agreements as to Expenses and Liabilities, entered into in connection with the offering of the Trust Preferred and the Subordinated Debentures, in the aggregate constitute a full and unconditional guarantee by Southwest of the obligations of OKSB Statutory Trust I, SBI Capital Trust II, and Southwest Capital Trust II under the Trust Preferred.
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
Southwest Capital Trust II is a Delaware statutory trust created for the purpose of issuing the OKSBP Trust Preferred and purchasing the OKSBP Subordinated Debentures, which are its sole assets. Southwest owns all of the 42,800 outstanding common securities of Southwest Capital Trust II; the liquidation value is $25 per share.

Each of the Trust Preferred issuances meets the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Trust Preferred and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital. At December 31, 2008, $79.5 million of the Trust Preferred was included in Tier I capital.
In January 2003, the Financial Accounting Standards Board issued FIN 46R, Consolidation of Variable Interest Entities (“FIN 46R”). The objective of this interpretation was to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. FIN 46R has required Southwest to de-consolidate its investments in OKSB Statutory Trust I, SBI Capital Trust II, and Southwest Capital Trust II (the “Trusts”) in this Annual Report and all future reports. Due to this required de-consolidation, the Trust Preferred Securities are not presented on the Consolidated Statements of Financial Condition and the Subordinated Debentures are presented on the Consolidated Statements of Financial Condition as a separate liability category.
12. Income Taxes
The components of taxes on income follow:

	For the Year Ended December 31,
(Dollars in thousands)	2008	2007	2006

Current tax expense:
Federal	$9,604	$13,311	$15,948
State	1,961	1,925	1,740
Deferred tax expense (benefit):
Federal	(1,747)	(1,371)	(1,896)
State	(329)	(268)	(383)

Taxes on income	$9,489	$13,597	$15,409

The amounts of taxes on income in the consolidated statements of operations in this report are different from the expected outcomes using U.S. Federal income tax rates for the following reasons:

	For the Year Ended December 31,
(Dollars in thousands)	2008	2007	2006

Computed tax expense at statutory rates	$8,537	$12,293	$14,492
Increase (decrease) in income taxes resulting from:
Low income housing credit	—	—	(500)
Benefit of income not subject to U.S. Federal income tax	(174)	(137)	(86)
Expenses not deductible for U.S. Federal income tax	372	475	417
State income taxes, net of Federal income tax benefit	405	396	626
New markets tax credit	(151)	(151)	(172)
Expiration of capital loss carryforward	37	—	34
Other	463	721	598

Taxes on income	$9,489	$13,597	$15,409

Net deferred tax assets of $15.0 million and $10.1 million at December 31, 2008 and 2007, respectively, are reflected in the accompanying Consolidated Statements of Financial Condition in other assets. There were no valuation allowances at December 31, 2008 or 2007.

Temporary differences that give rise to the deferred tax assets (liabilities) include the following:

	At December 31,
(Dollars in thousands)	2008	2007

Provision for loan losses	$16,907	$12,697
Accumulated depreciation	(3,280)	(2,705)
Prepaid maintenance	(300)	(343)
Nonaccrual loan interest	214	1,139
Deferred compensation accrual	233	205
Mark-to-market adjustments	221	113
FHLB stock dividends	(922)	(792)
Write-downs on other real estate	10	247
Amortizable assets	(485)	(494)
Stock-based compensation	177	171
Litigation and settlement	135	238
New markets tax credit	(379)	(298)
Dividend — equity vs cost method	(217)	—
Other	56	115

	12,370	10,293
Deferred taxes (payable) receivable on investment securities available for sale	1,885	(242)

Net deferred tax asset	$14,255	$10,051

Southwest adopted the provisions of Interpretation No. 48 on January 1, 2007. As a result of the implementation of Interpretation No. 48, Southwest recognized an approximate $803,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)	2008	2007

Balance at January 1	$3,216	$2,093
Increases in unrecognized tax benefits as a result of tax positions taken during current period	750	992
Increases in unrecognized tax benefits as a result of tax positions taken during prior period	—	131
Amount of decreases in unrecognized tax benefits relating to settlements with taxing authorities	—	—
Reductions to unrecognized tax benefits — lapse of the applicable statute of limitations	—	—

Balance at December 31	$3,966	$3,216

At the beginning and end of 2008, Southwest had approximately $3.2 million and $4.0 million of total gross unrecognized tax benefits, respectively. Of these totals, $1.4 million and $2.6 million (net of the federal benefit on state issues) represents the amounts of unrecognized tax benefits that if recognized would affect the effective income tax rate in any future periods. Southwest recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended December 31, 2008, Southwest recognized approximately $575,000 in interest and penalties. Southwest had approximately $1.9 million accrued for interest and penalties at December 31, 2008.
Southwest or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, Southwest is no longer subject to U.S. federal or state tax examinations for years before 2003.
Southwest is currently under audit by the State of Oklahoma for the 2002 and 2006 tax years. During the third quarter of 2008, Southwest received a Notice of Assessment from the Oklahoma Tax Commission related to 2002 and 2003. During the fourth quarter, a formal Notice of Protest was filed. It is possible that a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.

13. Shareholders’ Equity
On December 5, 2008, Southwest issued to the United States Department of the Treasury (the “Treasury Department”) 70,000 shares of Fixed Rate Cumulative Preferred Stock, Series B, par value $1.00 per share (the “Series B Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total price of $70.0 million. The Series B Preferred Stock pays cumulative dividends at a rate of 5% per year for the first 5 years and thereafter at a rate of 9% per year. Southwest may not redeem the Series B Preferred Stock during the first three years except with the proceeds from a qualified equity offering. After three years, Southwest, may, at their option, redeem the Series B Preferred Stock at par value plus accrued and unpaid dividends.
As part of its purchase of the Series B Preferred Stock, the Treasury Department received a warrant to purchase 703,753 shares of common stock at an initial per share exercise price of $14.92. The warrant expires in ten years from the issuance date. If, on or prior to December 31, 2009, Southwest receives aggregate gross cash proceeds of not less than $70.0 million from a qualified equity offering, the number of shares of common stock issuable pursuant to the Treasury Department’s exercise of the warrant will be reduced by one-half. Pursuant to the Securities Purchase Agreement, the Treasury Department has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.
Southwest allocated $66.3 million to the Series B Preferred Stock and $3.7 million to the warrant based on their relative fair values at the issue date. The amount allocated to the warrant is accreted over the estimated life of the Series B Preferred Stock using five years. Such accretion for the year ended December 31, 2008 was $44,000.
In April 2004, Southwest’s Board of Directors (the “Board”) authorized the repurchase of up to 5%, or 500,000 shares, of its outstanding common stock, par value $1.00 per share, in connection with shares expected to be issued under Southwest’s dividend reinvestment, stock option, and employee benefit plans and for other corporate purposes. In January 2006, the Board authorized a two year program to repurchase up to another 5%, or approximately 700,000 shares. The additional repurchases were also to be made in connection with shares expected to be issued under Southwest’s stock option and employee benefit plans, and for other corporate purposes. The share repurchases are expected to be made primarily on the open market from time to time until April 1, 2008, or earlier termination of the repurchase program by the Board. Repurchases under the program were available at the discretion of management based upon market, business, legal, and other factors. The plan was not extended beyond April 1, 2008.
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
Southwest has reserved for issuance 600,000 shares of common stock pursuant to the terms of the Dividend Reinvestment and Employee Stock Purchase Plans. The Dividend Reinvestment Plan allows shareholders of record a convenient and economical method of increasing their equity ownership of Southwest. The Employee Stock Purchase Plan allows Southwest’s employees to acquire additional common shares through payroll deductions. Since July 1999, shares issued out of these plans have come from treasury shares. At December 31, 2008, 80,486 new shares had been issued and 95,092 treasury shares had been issued under these plans.
Southwest has reserved 1,960,000 shares of common stock pursuant to the terms of the 1999 Stock Option Plan, which expired during 2008. The 1999 Stock Option Plan provides selected key employees with the opportunity to acquire common stock. At December 31, 2008, 90,000 new shares and 1,573,370 treasury shares had been reissued by this plan. Options issued under this plan will continue in effect and will be subject to the requirements of the plan, but no new options will be granted under this plan.
Southwest has reserved 800,000 shares of common stock pursuant to the terms of the 2008 Stock Based Award Plan. The 2008 Stock Plan provides selected key employees with the opportunity to acquire common stock. At December 2008, no new shares or treasury shares had been reissued by this plan. See “Share-Based Compensation” in Note 1 to the Consolidated Financial Statements beginning on page 40 for additional information on Southwest’s stock option plans.
14. Capital Requirements
Southwest, Stillwater National, SNB Wichita and SNB Kansas are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Southwest’s, Stillwater National’s, SNB Wichita’s, and SNB Kansas’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Southwest, Stillwater National, SNB Wichita and SNB Kansas must meet specific capital guidelines that involve quantitative measures of Southwest’s, Stillwater National’s, SNB Wichita’s and SNB Kansas’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Southwest’s, Stillwater National’s, SNB Wichita’s, and SNB Kansas’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require Southwest, Stillwater National, SNB Wichita and SNB Kansas to maintain minimum amounts and of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that Southwest, Stillwater National, SNB Wichita and SNB Kansas met all capital adequacy requirements to which they are subject.
As of December 31, 2008 and 2007, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized Stillwater National as well-capitalized under the regulatory framework for prompt corrective action. As of December 31, 2008 and 2007, the most recent notification from the Office of Thrift Supervision (“OTS”) categorized SNB Wichita as well-capitalized under the regulatory framework for prompt corrective action. As of December 31, 2008 and 2007, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized SNB Kansas as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, Stillwater National, SNB Wichita and SNB Kansas must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since these notifications that management believes have changed Stillwater National’s, SNB Wichita’s or SNB Kansas’ categories.

Southwest’s, Stillwater National’s, SNB Wichita’s, and SNB Kansas’ actual capital amounts and ratios are presented below.

			To Be Well Capitalized
			Under Prompt Corrective		For Capital
	Actual		Action Provisions		Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:
Total Capital (to risk-weighted assets)
Southwest	$404,695	14.26%	N/A	N/A	$226,998	8.00%
Stillwater National	351,957	12.89	$273,111	10.00%	218,489	8.00
SNB Wichita	7,372	12.81	5,756	10.00	4,604	8.00
SNB Kansas	8,763	17.18	5,102	10.00	4,081	8.00
Tier I Capital (to risk-weighted assets)
Southwest	369,049	13.01	N/A	N/A	113,499	4.00
Stillwater National	302,641	11.08	163,867	6.00	109,244	4.00
SNB Wichita	6,652	11.56	3,453	6.00	2,302	4.00
SNB Kansas	8,125	15.93	3,061	6.00	2,041	4.00
Tier I Leverage (to average assets)
Southwest	369,049	13.06	N/A	N/A	113,059	4.00
Stillwater National	302,641	11.23	134,774	5.00	107,819	4.00
SNB Wichita	6,652	8.33	3,995	5.00	3,196	4.00
SNB Kansas	8,125	9.24	4,399	5.00	3,519	4.00

As of December 31, 2007:
Total Capital (to risk-weighted assets)
Southwest	$284,730	10.97%	N/A	N/A	$207,607	8.00%
Stillwater National	256,752	10.30	$249,385	10.00%	199,508	8.00
SNB Wichita	6,199	12.13	5,111	10.00	4,088	8.00
SNB Kansas	8,103	16.79	4,826	10.00	3,861	8.00
Tier I Capital (to risk-weighted assets)
Southwest	251,980	9.71	N/A	N/A	103,804	4.00
Stillwater National	225,243	9.03	149,631	6.00	99,754	4.00
SNB Wichita	5,638	11.03	3,066	6.00	2,044	4.00
SNB Kansas	7,763	16.08	2,896	6.00	1,931	4.00
Tier I Leverage (to average assets)
Southwest	251,980	10.23	N/A	N/A	98,543	4.00
Stillwater National	225,243	9.68	116,351	5.00	93,081	4.00
SNB Wichita	5,638	8.52	3,309	5.00	2,647	4.00
SNB Kansas	7,763	10.32	3,762	5.00	3,010	4.00
The approval of the OCC is required if the total of all dividends declared by Stillwater National in any calendar year exceeds the total of its net profits of that year combined with its retained net profits of the preceding two years. In addition, Stillwater National may not pay a dividend if, after paying the dividend, Stillwater National would be under capitalized. Stillwater National’s maximum amount of dividends available for payment totaled approximately $57.6 million at December 31, 2008. Dividends declared by Stillwater National for the years ended December 31, 2008, 2007, and 2006 did not exceed the threshold requiring regulatory approval.
The same dividend restrictions apply to SNB Wichita and SNB Kansas with approval required from the OTS and the FDIC, respectively. SNB Wichita had $803,000 available for payment at December 31, 2008. No dividends were declared by SNB Wichita. SNB Kansas had zero dividends available for payment at December 31, 2008.
15. Partial Disposition of Equity Security
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

16. Employee Benefits
Southwest sponsors a noncontributory, defined contribution profit sharing plan intended to provide retirement benefits for employees of Southwest. The plan covers all employees who have completed one year of service and have attained the age of 21. The plan is subject to the Employee Retirement Income Security Act of 1974, as amended. Southwest’s contributions are made at the discretion of the Board of Directors; however, the annual contribution may not exceed 15% of the total annual compensation of all participants. Southwest made contributions of $1.2 million in 2008 and $2.2 million in 2007 and 2006.
Stock Options - As required by the provisions of SFAS No. 123(R), Southwest recorded $222,000 and $734,000 of total share-based compensation expense for the periods ended December 31, 2008 and December 31, 2007, respectively. The company’s net income before taxes and net income for the year ended December 31, 2008, are approximately $222,000 and $135,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the year ending December 31, 2008 are $.01 lower than if the company had continued to account share-based compensation under Opinion 25.
The share-based compensation is calculated using the accrual method, which treats each vesting tranche as a separate award and amortizes expense evenly from grant date to vest date for each tranche. The deferred tax asset that was recorded related to this compensation expense was approximately $455,000 and $171,000 for 2008 and 2007, respectively.
For purposes of determining estimated fair value under SFAS No. 123(R), Southwest has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table. In the first quarter 2006, Southwest changed its assumption of the expected life of stock options grants from 5 years to 2.5 years based on a study of options granted in the years 2000 and 2001, all of which expired at the end of 5 years for which the average life was 2.5 years. In 2007, Southwest evaluated the options granted in 2002 and the average life was also 2.5 years. In 2008, Southwest evaluated the options granted in 2003 and the average life was 3.0 years. Southwest will continue to monitor the actual expected term of stock options and will adjust the expected term used in the valuation process when the difference is determined to be significant.

	2008	2007	2006

Expected dividend yield	2.24%	1.45%	1.43%
Expected volatility	34.36%	29.70%	26.83%
Risk-free interest rate	2.30%	4.48%	4.81%
Expected option term (in years)	3.00	2.50	2.50
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
The amortization of stock-based compensation reflects actual forfeitures.

A summary of option activity under the Stock Plans as of December 31, 2008, and changes during the 36 month period then ended, is presented below.

			Weighted
		Weighted	Average Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (dollars
	Options	Price	Life (Years)	in thousands)

Outstanding at December 31, 2005	921,873	$11.21

Granted	147,372	23.26
Exercised	(201,236)	9.60
Canceled/expired	(7,999)	16.91

Outstanding at December 31, 2006	860,010	$13.50

Granted	124,431	25.78
Exercised	(96,338)	9.88
Canceled/expired	(4,333)	26.58

Outstanding at December 31, 2007	883,770	$15.56

Granted	5,000	16.93
Exercised	(193,758)	9.99
Canceled/expired	(3,901)	21.39

Outstanding at December 31, 2008	691,111	$17.10	1.67	$1,307

Total exercisable at December 31, 2006	621,710	$12.60
Total exercisable at December 31, 2007	705,670	$14.56
Total exercisable at December 31, 2008	634,451	$16.85	1.56	$1,202
The weighted average grant date fair value of options granted during the twelve month period ended December 31, 2008 and 2007 was $3.71 and $5.42, respectively. The total intrinsic value of options exercised during the twelve month period ended December 31, 2008 and 2007 was $1.1 million and $1.4 million, respectively. The amount of cash received from exercises in 2008 was $1.9 million. All shares issued upon exercise of options during the twelve month period ended December 31, 2008, were issued out of treasury shares. The fair value of options that became vested during the year was $565,000.
A summary of the status of Southwest’s nonvested shares as of December 31, 2007, and changes during the twelve month period then ended is presented below.

	Shares	Weighted
	Issuable	Average
	Upon Exercise	Grant Date
	of Options	Fair Value

Nonvested Balance at December 31, 2007	178,100	$4.56

Granted	5,000	3.71
Vested	(122,539)	4.61
Forfeited	(3,901)	4.72

Nonvested Balance at December 31, 2008	56,660	$4.36

As of December 31, 2008, there was approximately $32,000 of total unrecognized compensation expense related to stock option arrangements granted under the Stock Plans. This expense is expected to be recognized during the next year.
Restricted Stock - Restricted shares granted as of December 31, 2008 and 2007 were 52,192 and 32,978, respectively. During 2008, Southwest recognized $177,000 in compensation expense, net of tax, related to all restricted shares outstanding; $138,000 in compensation expense, net of tax, was recorded in 2007. At December

31, 2008, there was $368,000 of total unrecognized compensation expense related to restricted shares granted under the Stock Plans. This unrecognized expense is expected to be recognized during the next three years.
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
17. Related Party Transactions
Directors and officers of Southwest, Stillwater National, SNB Wichita and SNB Kansas were customers of, and had transactions with, Southwest in the ordinary course of business, and similar transactions are expected in the future. All loans included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of loss or present other unfavorable features. Certain directors, and companies in which they have ownership interests, had indebtedness to Southwest totaling $2.2 million, and $3.2 million at December 31, 2008 and 2007, respectively. During 2008, $5.3 million of new loans and advances on existing loans were made to these persons and repayments totaled $6.4 million.
At December 31, 2008 and 2007, directors, officers and other related interest parties had demand, non-interest bearing deposits of $5.9 million and $1.5 million, respectively, savings and interest-bearing transaction accounts of $2.6 million and $4.8 million, respectively, and time certificates of deposit of $1.3 million and $820,000, respectively.
18. Operating Leases
Southwest leases certain equipment and facilities for its operations. Future minimum annual rental payments required under operating leases, net of sublease agreements, that have initial or remaining lease terms in excess of one year as of December 31, 2008 follow:

2009	$2.7 million
2010	$2.1 million
2011	$1.5 million
2012	$582,000
2013	$266,000
Thereafter	$503,000
The total rental expense was $2.6 million, $2.4 million, and $1.9 million, in 2008, 2007, and 2006, respectively.
19. Fair Value Disclosures of Financial Instruments
The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standard No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by Southwest using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts Southwest could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
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
     Loans - Fair values are estimated for certain homogeneous categories of loans adjusted for differences in loan characteristics. Southwest’s loans have been aggregated by categories consisting of commercial, real estate, student, and other consumer. The fair value of loans is estimated by discounting the cash flows using risks inherent in the loan category and interest rates currently offered for loans with similar terms and credit risks.
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
     Subordinated debentures - Two Subordinated debentures have floating rates that reset quarterly and the third Subordinated debenture has a fixed rate. The fair value of the floating rate Subordinated debentures is based on current book value. The fixed rate Subordinated debenture is based on market price.
     Other liabilities and accrued interest payable - The estimated fair value of other liabilities, which primarily includes trade accounts payable, and accrued interest payable approximates their carrying value.
     Commitments - Commitments to extend credit, standby letters of credit, and financial guarantees written or other items have short maturities and therefore have no significant fair values.
The carrying values and estimated fair values of Southwest’s financial instruments follow:

	At December 31, 2008		At December 31, 2007
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values
Cash and cash equivalents	$27,287	$27,287	$45,678	$45,678
Investment securities:
Held to maturity	7,343	7,293	5,838	5,838
Available for sale	238,037	238,037	233,531	233,531
Other investments	18,786	18,786	17,239	17,239
Total loans	2,511,674	2,541,424	2,182,248	2,215,161
Accrued interest receivable	11,512	11,512	23,117	23,117
Derivative instruments	—	—	64	64
Deposits	2,180,122	2,190,988	2,058,579	2,060,931
Accrued interest payable	7,018	7,018	11,441	11,441
Other liabilities	9,667	9,667	10,154	10,154
Other borrowings	295,138	295,138	218,356	218,356
Subordinated debentures	81,963	82,653	46,393	46,393
20. Financial Instruments with Off-Balance Sheet Risk
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

The following table provides a summary of Southwest’s off-balance sheet financial instruments:

	At December 31,
(Dollars in thousands)	2008	2007
Commitments to extend commercial and real estate mortgage credit	$649,830	$861,851
Standby and commercial letters of credit	7,752	18,580

Total	$657,582	$880,431

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
21. Commitments and Contingencies
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
Southwest has adopted a Severance Compensation Plan (the “Plan”) for the benefit of certain officers and key members of management. The Plan’s purpose is to protect and retain certain qualified employees in the event of a change in control (as defined) and to reward those qualified employees for loyal service to Southwest by providing severance compensation to them upon their involuntary termination of employment after a change in control of Southwest. At December 31, 2008, Southwest has not recorded any amounts in the consolidated financial statements relating to the Plan. If a change of control were to occur, the maximum amount payable to certain officers and key members of management would approximate $834,000.
22. VISA USA Shares
Stillwater National and other VISA USA member banks are obligated to share in costs resulting from litigation against VISA USA, including the costs of the November 9, 2007, settlement of an antitrust lawsuit brought by American Express and potential costs of certain other pending litigation. During 2007, Southwest recorded approximately $713,000 as its estimated share of the settlement and other pending litigation expenses relating to these obligations. In March 2008, Visa, Inc. (Visa) completed an initial public offering. This transaction allowed Visa to place part of the cash proceeds into an escrow account that will be utilized to pay litigation and settlement expenses. Southwest’s portion of this escrow is approximately $566,000 which was reflected in the first quarter 2008 financial statements as a reduction in general and administrative expenses and the related payable established in

2007. Also in 2008, Southwest increased the payable by $200,000 as an increase to general and administrative expenses based on our review of outstanding litigation. These amounts are an estimate and further adjustments may be required.
As a result of Visa’s public offering in March 2008, Stillwater National recorded a gain of $1.2 million before tax expense for the redemption for cash of 29,212 shares of VISA USA shares owned by Stillwater National and carried at a zero dollar basis. Stillwater National owns an additional 46,348 shares of Class B Visa stock carried at a zero dollar basis. These remaining shares will be held in escrow by Visa until the later of the third anniversary of the public offering date or the final resolution of the litigation discussed above.
23. Supplemental Cash Flow Information

	For the Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Cash paid for interest	$77,498	$86,407	$72,615
Cash paid for taxes on income	9,774	14,808	15,321
Loans transferred to other real estate owned	14,479	1,284	615
24. Operating Segments
Southwest operates six principal segments: Oklahoma Banking, Texas Banking, Kansas Banking, Other States Banking, Secondary Market, and Other Operations. The Oklahoma Banking segment, Texas Banking segment, and the Kansas Banking segment provide lending and deposit services to customers in the states of Oklahoma, Texas, and Kansas. The Other States Banking segment provides lending services to customers outside Oklahoma, Texas, and Kansas. The Secondary Market segment consists of two operating units: one that provides student lending services to post-secondary students in Oklahoma and several other states and the other that provides residential mortgage lending services to customers in Oklahoma, Texas, and Kansas. Other Operations includes Southwest’s fund management unit.
The primary purpose of the funds management unit is to manage Southwest’s overall liquidity needs and interest rate risk. Each segment borrows funds from and provides funds to the funds management unit as needed to support its operations. The value of funds provided to and the cost of funds borrowed from the funds management unit by each segment are internally priced at rates that approximate market rates for funds with similar duration. The yield curve used in the funds transfer pricing curve is a blend of rates based on the volume usage of retail and brokered certificates of deposit, capital market certificates of deposit, and Federal Home Loan Bank advances.
The Other Operations segment also includes SNB Wealth Management, corporate investments, consulting subsidiaries, and nonbank cash machine operations.
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
In the first quarter of 2008, Southwest changed its segment disclosures to report Texas, Kansas and Other States separately. Portfolio loans are allocated based upon the state of the borrower, or the location of the real estate in the case of real estate loans. Loans included in the Other State Banking segment are portfolio loans attributable to thirty-six states other than Oklahoma, Texas, or Kansas, and primarily consist of healthcare and commercial real estate credits. These out of state loans are administered by offices in Oklahoma, Texas, or Kansas. For comparability purposes, the amounts for 2007 and 2006 have been restated using the same geographical allocation method.
The following table summarizes financial results by operating segment:

		For the Year Ended December 31, 2008
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations *	Company
Net interest income	$48,218	$33,802	$9,090	$9,486	$1,392	$(12,269)	$89,719
Provision for loan losses	5,359	7,615	4,396	1,609	—	—	18,979
Noninterest income	8,607	1,920	12	187	1,500	3,912	16,138
Noninterest expenses	30,794	15,731	6,261	3,281	3,132	3,289	62,488

Income before taxes	20,672	12,376	(1,555)	4,783	(240)	(11,646)	24,390
Taxes on income	8,167	4,825	(433)	2,027	(96)	(5,001)	9,489

Net income	$12,505	$7,551	$(1,122)	$2,756	$(144)	$(6,645)	$14,901

*	Includes externally generated revenue of $9.6 million, primarily from consulting services, and an internally generated loss of $18.0 million from the funds management unit

Fixed asset expenditures	$1,678	$765	$306	$29	$—	$878	$3,656
Total loans at period end	966,243	947,603	304,855	275,805	56,941	—	2,551,447
Total assets at period end	984,298	945,907	310,503	272,599	61,149	305,306	2,879,762
Total deposits at period end	1,394,008	133,745	146,182	—	1,550	504,637	2,180,122

		For the Year Ended December 31, 2007
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations *	Company
Net interest income	$48,103	$26,711	$10,209	$6,850	$1,738	$(1,014)	$92,597
Provision for loan losses	2,317	4,189	1,253	1,188	—	—	8,947
Noninterest income	9,505	1,616	181	119	3,403	1,609	16,433
Noninterest expenses	29,408	13,462	7,858	2,255	3,360	8,765	65,108

Income before taxes	25,883	10,676	1,279	3,526	1,781	(8,170)	34,975
Taxes on income	9,946	4,126	420	1,363	684	(2,942)	13,597

Net income	$15,937	$6,550	$859	$2,163	$1,097	$(5,228)	$21,378

*	Includes externally generated revenue of $4.4 million, primarily from consulting services, and an internally generated loss of $3.8 million from the funds management unit

Fixed asset expenditures	$1,169	$728	$545	$—	$57	$788	$3,287
Total loans at period end	876,085	759,389	282,846	227,237	66,275	—	2,211,832
Total assets at period end	883,156	759,837	294,927	230,109	71,843	324,426	2,564,298
Total deposits at period end	1,278,954	127,053	120,754	—	1,346	530,472	2,058,579

		For the Year Ended December 31, 2006
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations *	Company
Net interest income	$49,013	$19,496	$8,109	$6,574	$9,555	$205	$92,952
Provision for loan losses	7,758	2,963	1,466	—	—	—	12,187
Noninterest income	8,035	1,084	(254)	90	3,679	4,028	16,662
Noninterest expenses	27,994	10,054	5,608	1,770	4,141	6,454	56,021

Income before taxes	21,296	7,563	781	4,894	9,093	(2,221)	41,406
Taxes on income	7,627	2,776	280	1,780	3,311	(365)	15,409

Net income	$13,669	$4,787	$501	$3,114	$5,782	$(1,856)	$25,997

*	Includes externally generated revenue of $4.7 million, primarily from consulting services, and an internally generated loss of $442,000 from the funds management unit

Fixed asset expenditures	$455	$425	$83	$—	$—	$1,952	$2,915
Total loans at period end	790,347	446,749	190,983	174,647	188,464	—	1,791,190
Total assets at period end	793,593	449,898	192,020	177,649	201,131	356,337	2,170,628
Total deposits at period end	1,161,549	102,909	57,694	—	763	442,696	1,765,611
25. Parent Company Condensed Financial Information
Following are the condensed financial statements of Southwest Bancorp, Inc. (“Parent Company only”) for the periods indicated:

	At December 31,
(Dollars in thousands)	2008	2007
Statements of Financial Condition
Assets:
Cash and due from banks	$48,086	$3,384
Investment in subsidiary banks	338,454	243,693
Investments in other subsidiaries	10,153	7,564
Investment securities, available for sale	888	12,971
Other assets	4,063	1,490

Total	$401,644	$269,102

Liabilities:
Subordinated debentures	$81,963	$46,393
Notes payable	15,000	2,500
Other liabilities	2,478	2,600
Shareholders’ Equity:
Preferred stock and related accounts	66,392	—
Common stock and related accounts	235,811	217,609

Total	$401,644	$269,102

	For the Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Statements of Operations
Income:
Cash dividends from subsidiaries	$2,149	$7,117	$5,614
Noninterest income	995	—	—
Investment income	(275)	389	834

Total income	2,869	7,506	6,448
Expense:
Interest on subordinated debentures	4,961	3,894	3,797
Noninterest expense	2,001	2,492	1,930

Total expense	6,962	6,386	5,727

Total income (loss) before taxes and equity in undistributed income of subsidiaries	(4,093)	1,120	721
Taxes on income	(2,303)	(2,036)	(1,268)

Income before equity in undistributed income of subsidiaries	(1,790)	3,156	1,989
Equity in undistributed income of subsidiaries	16,691	18,222	24,008

Net income	$14,901	$21,378	$25,997

	For the Year Ended December 31,
(Dollars in thousands)	2008	2007	2006
Statements of Cash Flows
Operating activities:
Net income	$14,901	$21,378	$25,997
Equity in undistributed income of subsidiaries	(16,691)	(18,222)	(24,008)
Other, net	(2,548)	1,343	203

Net cash provided by (used in) operating activities	(4,338)	4,499	2,192

Investing activities:
Available for sale securities:
Purchases	(2)	(35)	(1,039)
Sales / Maturities	12,124	13,124	5,005
Capital contribution to Banks	(77,000)	(15,510)	(5,000)
Investment in/capital contribution to other subsidiaries	(1,070)	—	(100)
Return of capital/advances from other subsidiaries	—	450	—

Net cash used in investing activities	(65,948)	(1,971)	(1,134)

Financing activities:
Net increase in short-term borrowings	12,500	2,500	—
Net proceeds from issuance of common stock	2,380	1,460	2,323
Proceeds from issuance of subordinated debentures	35,570	—	—
Proceeds from issuance of preferred stock	70,000	—	—
Preferred stock dividend	(243)	—	—
Common stock dividends	(5,219)	(5,145)	(4,559)

Net cash provided by (used in) financing activities	114,988	(1,185)	(2,236)

Net increase (decrease) in cash and cash equivalents	44,702	1,343	(1,178)
Cash and cash equivalents, Beginning of year	3,384	2,041	3,219

End of year	$48,086	$3,384	$2,041

26. Selected Quarterly Financial Data (Unaudited)

	For the Quarter Ended
(Dollars in thousands, except per share data)	12-31-08	09-30-08	06-30-08	03-31-08
Operations Data
Interest income	$38,895	$40,994	$39,931	$42,974
Interest expense	16,481	17,806	17,647	21,141

Net interest income	22,414	23,188	22,284	21,833
Provision for loan losses	6,698	6,855	3,190	2,236
Gain on sales of securities and loans	324	551	606	2,085
Noninterest income	3,105	3,511	3,353	2,603
Noninterest expenses	13,793	16,533	16,332	15,830

Income before taxes	5,352	3,862	6,721	8,455
Taxes on income	2,127	1,556	2,559	3,247

Net income	$3,225	$2,306	$4,162	$5,208

Per Share Data
Basic earnings per common share	$0.21	$0.16	$0.29	$0.36
Diluted earnings per common share	0.20	0.16	0.28	0.36
Dividends declared per common share	0.0950	0.0950	0.0950	0.0950
Weighted average common shares outstanding
Basic	14,450,733	14,527,893	14,526,038	14,413,686
Diluted	14,673,616	14,676,082	14,680,262	14,608,190

	For the Quarter Ended
(Dollars in thousands, except per share data)	12-31-07	09-30-07	06-30-07	03-31-07
Operations Data
Interest income	$46,297	$45,201	$42,540	$43,030
Interest expense	22,761	21,495	19,928	20,287

Net interest income	23,536	23,706	22,612	22,743
Provision for loan losses	2,515	2,305	2,168	1,959
Gain on sales of securities and loans	788	656	2,719	760
Noninterest income	3,283	2,970	2,706	2,551
Noninterest expenses	17,622	16,006	14,747	16,733

Income before taxes	7,470	9,021	11,122	7,362
Taxes on income	2,949	3,505	4,281	2,862

Net income	$4,521	$5,516	$6,841	$4,500

Per Share Data
Basic earnings per common share	$0.32	$0.38	$0.48	$0.32
Diluted earnings per common share	0.31	0.38	0.47	0.31
Dividends declared per common share	0.0925	0.0925	0.0925	0.0925
Weighted average common shares outstanding
Basic	14,353,910	14,335,008	14,299,111	14,263,698
Diluted	14,584,878	14,612,732	14,644,863	14,642,913

27. Accounting Standard Issued But Not Yet Adopted
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

OTHER MATERIAL REQUIRED BY FORM 10-K
Business
General
Southwest is a financial holding company headquartered in Stillwater, Oklahoma. Southwest provides commercial and consumer banking services through its banking subsidiaries, Stillwater National, SNB Wichita, and SNB Kansas and management consulting services through BCG and HSSI. Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). As such, Southwest is subject to supervision and regulation by the Federal Reserve. Southwest became a financial holding company during 2000 pursuant to the Holding Company Act. Stillwater National is a national bank subject to supervision and regulation by the OCC. SNB Kansas, headquartered in South Hutchinson, Kansas, is a state chartered commercial bank and is subject to supervision and regulation by the FDIC and Kansas banking authorities. SNB Wichita was a federal savings bank that was merged into SNB Kansas in January 2009. The deposit accounts of Southwest’s banking subsidiaries are insured by the FDIC to the maximum permitted by law.
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
Strategic Focus
Southwest’s banking philosophy is to provide a high level of customer service, a wide range of financial services, and products responsive to customer needs. This philosophy has led to the development of a line of deposit, lending, and other financial products that respond to professional and commercial customer needs for speed, efficiency, and information. These include Southwest’s Sweep Agreements, SNB Digital Lockbox, and SNB DirectBanker® and other internet banking products, which complement Southwest’s more traditional banking products. Southwest also emphasizes marketing personal banking, investment, and other financial services to highly educated, professional and business persons in its markets. Southwest seeks to build close relationships with businesses, professionals and their principals and to serve their banking needs throughout their business development and professional lives. Southwest’s strategic focus includes expansion in carefully selected geographic markets based upon a tested business model developed in connection with its expansion into Oklahoma City in 1982. This geographic expansion is based on identification of markets with concentrations of customers in Southwest’s traditional areas of expertise: healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate lending, and makes uses of traditional and specialized financial services. Specialized services include integrated document imaging and cash management services designed to help our customers in the healthcare industry and other record-intensive enterprises operate more efficiently, and management consulting services through Southwest’s management consulting subsidiaries: HSSI, serving physicians, hospitals, and healthcare groups, and BCG, serving small and large commercial enterprises. Southwest’s strategic focus also includes careful expansion of our community banking operations.
Organization
Southwest’s business operations are conducted through six operating segments that include regional divisions, a Secondary Market segment consisting of student lending and residential mortgage lending services, and an “other” segment that includes funds management (investment portfolio and funding), SNB Wealth Management, and nonbank cash machine operations. The organizational structure is designed to facilitate high customer service, prompt response, efficiency, and appropriate, uniform credit standards and other controls.
Banking Segments. The banking segments include Oklahoma Banking, which includes the Stillwater division, the Central Oklahoma division, based in Oklahoma City, and the Tulsa division; Texas Banking, which includes the Dallas-Frisco division, the Dallas-Preston Center division, the Austin division, and the San Antonio division; Kansas Banking, which includes the Hutchinson division, the Wichita division, and the Kansas City division. The Stillwater and Hutchinson divisions serve their respective markets as full-service community banks emphasizing both commercial and consumer lending. The other eight divisions pursue a more focused marketing strategy, targeting managers, professionals, and businesses for lending, and offering more specialized services. All of the regional divisions focus on commercial and consumer financial services to local businesses and their senior employees and to other managers and professionals living and working in Southwest’s market areas. Southwest has a high-service level philosophy. Loan officers often meet at the customer’s home or place of business to close loans.
     Oklahoma Banking Segment The Oklahoma Banking segment accounted for $12.5 million, or 84% of consolidated net income. Net income from this segment decreased $3.4 million, or 22%, primarily as a result of increased provision for loan loss and increased noninterest expenses income offset in part by decreased noninterest income and decreased income taxes. During 2008, total assets increased $101.1 million, or 11%. The increase in banking assets, which are primarily loans, can be attributed to growth in portfolio loans.
     Texas Banking Segment The Texas Banking segment accounted for $7.6 million, or 51% of consolidated net income. Net income from this segment increased $1.0 million, or 15%, primarily as a result of increased net interest income offset in part by increased provision for loan loss, increased noninterest expenses, and increased income taxes. During 2008, total assets increased $186.1 million, or 24%.
     Kansas Banking Segment The Kansas Banking segment incurred a loss of $1.1 million. Net income from this segment decreased $2.0 million, or 231%, primarily as a result of increased provision for loan loss and decreased net interest income offset in part by decreased noninterest expenses and decreased income taxes. During 2008, total assets increased $15.6 million, or 5%.
     Other States Banking Segment The Other States Banking segment primarily consists of healthcare and commercial real estate credits in thirty-six states other than Oklahoma, Texas and Kansas. The Other States Banking segment accounted for $2.8 million, or 19% of consolidated net income. Net income from this segment increased $593,000, or 27%, primarily as a result of increased net interest income offset in part by increased noninterest expenses and increased income taxes. During 2008, total assets increased $42.5 million, or 18%.
     Secondary Market Segment Southwest has a long history of student and residential mortgage lending. These operations comprise the Secondary Market business segment. During 2008, this segment incurred a loss of $144,000, a reduction of $1.2 million, or 113%, from 2007, and $10.7 million fewer year-end assets, primarily loans held for sale. This decline in outstanding loans was the result of less student lending and the effects of the residential mortgage slowdown. Southwest manages its mortgage and student lending operations through its home office. Southwest markets its student lending program directly to financial aid directors at colleges and universities. Southwest also originates first mortgage loans for sale to the Federal National Mortgage Association (“FNMA”) or private investors. Servicing on these loans may be released in connection with the sale.

Operation of the student lending portion of this segment is substantially dependent on Sallie Mae, which provides substantially all of the servicing for government guaranteed and private student loans and provides liquidity through its purchases of student loans and lines of credit. Southwest makes government guaranteed student loans and private student loans. At December 31, 2008, all private student loans were self-insured by Sallie Mae.
Support and Control Functions. Support and control functions are centralized, although each segment has support and control personnel. Costs of centrally managed support and control functions other than funds management (which is included in the Other Operations segment) are allocated to the Banking and Secondary Market segments. Southwest’s philosophy of customer service extends to its support and control functions. Southwest manages and offers products that are technology based, or that otherwise are more efficiently offered centrally, through its home office. These include products that are marketed through the regional offices, such as Southwest’s internet banking product for commercial and retail customers (SNB DirectBanker®), commercial information and item processing services (SNB Digital Lockbox). Southwest’s technology products are marketed to existing customers and to help develop new customer relationships. Use of these products by customers enables Southwest to serve its customers more effectively, use its resources more efficiently, and increase fee income.
For additional information regarding Southwest’s operating segments, please see “Note 24. Operating Segments” to the Consolidated Financial Statements on page 63 of this report. The total of net income of the segments discussed above is less than consolidated net income for 2008 due to income allocated to the Other Operations segment, which provides funding and liquidity services to the rest of the organization.
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
Southwest has seventeen full-service banking offices, three located in Stillwater, Oklahoma, two each located in the Oklahoma City and Tulsa, Oklahoma metropolitan areas, two each located in the Dallas and San Antonio, Texas metropolitan areas, two each located in the Hutchinson, Kansas area, one each in Chickasha and Edmond, Oklahoma, Austin and Tilden, Texas, and Wichita, Kansas. It also operates loan production offices in the Kansas City, Kansas area, on the campus of the University of Oklahoma Health Sciences Center, and in Houston, Texas. See “Item 2. Properties” on page 93 of this report. Before 1999, laws of the State of Oklahoma limited the number and location of de novo branches that a financial institution could establish. Southwest has developed and continues to pursue a business strategy that does not rely on an extensive branch network. National banks headquartered in Oklahoma now have broad powers to establish de novo branches anywhere in Oklahoma or Texas, and Kansas chartered banks have broad powers to establish branches in Kansas.
Competition
Southwest encounters competition in seeking deposits and in obtaining loan, cash management, investment, and other customers. The level of competition for deposits is high. Southwest’s principal competitors for deposits are other financial institutions, including other national banks, state chartered banks, federal savings banks, and credit unions. Competition among these institutions is based primarily on interest rates and other terms offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities. Additional competition for depositors’ funds comes from U.S. Government securities, private issuers of debt obligations, and suppliers of other investment alternatives for depositors, such as securities firms. Competition from credit unions has intensified as historic federal limits on membership have been relaxed. Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over national banks, federal savings banks, and state banks, which are fully subject to federal income taxes. Credit unions may use this advantage to offer rates that are more competitive than those offered by national banks, federal savings banks, and state banks.

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

Under the Holding Company Act, a bank holding company must obtain the prior approval of the Federal Reserve before (1) acquiring direct or indirect ownership or control of any class of voting securities of any national or state bank or bank holding company if, after the acquisition, the bank holding company would directly or indirectly own or control more than 5% of the class; (2) acquiring all or substantially all of the assets of another national bank or bank holding company; or (3) merging or consolidating with another bank holding company.
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
The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Regulatory Capital Requirements” on page 75 of this report.
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
National Bank Regulation. As a national bank, Stillwater National is subject to the primary supervision of the OCC under the National Bank Act. The prior approval of the OCC is required for a national bank to establish or relocate a branch office or to engage in any merger, consolidation, or significant purchase or sale of assets. Before 1999, laws of the State of Oklahoma severely limited the number and location of de novo branches that a national bank could establish. National banks in Oklahoma now have broad ability to establish de novo branches anywhere in the state as a result of changes in state laws enacted in 1999, and interpretations of those laws by the OCC.

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
State Non-Member Bank Regulation. As a Kansas-chartered bank that is not a member of the Federal Reserve System, SNB Kansas is subject to the primary supervision of the FDIC and Kansas state banking authorities. Prior regulatory approval is required for SNB Kansas to establish or relocate a branch office or to engage in any merger, consolidation, or significant purchase or sale of assets.
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
Limits on Loans to One Borrower. National banks are subject to loan to one borrower limits. With certain limited exceptions, loans and extensions of credit from national banks outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution. A national bank may lend an additional amount, equal to 10% of unimpaired capital and surplus, if the loan is fully secured by readily marketable collateral. Certain types of loans are exempted from the lending limits, including loans secured by in-bank deposits. Kansas chartered banks are generally not allowed to make loans to one borrower (including certain related entities of the borrower) at any one time in excess of 25% of bank capital, with exceptions for certain cash and real estate collateralized extensions of credit.
Transactions with Affiliates. Stillwater National and SNB Kansas are subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, Southwest and other affiliates, and on investments in their stock or other securities. These restrictions prevent Southwest and its nonbanking subsidiaries from borrowing from Stillwater National or SNB Kansas unless the loans are secured by specified collateral, and require those transactions to have terms comparable to terms of arms-length transactions with third persons. In addition, secured loans and other transactions and investments by Stillwater National or SNB Kansas are generally limited in amount as to Southwest and as to any other affiliate to 10% of Stillwater National’s or SNB Kansas’ capital and surplus and as to Southwest and all other affiliates together to an aggregate of 20% of Stillwater National’s or SNB Kansas’ capital and surplus. Certain exemptions to these limitations apply to extensions of credit by, and other transactions between, Stillwater National or SNB Kansas and Southwest’s other subsidiaries. These regulations and restrictions may limit Southwest’s ability to obtain funds from Stillwater National and SNB Kansas for its cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.
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
Federal regulations require bank holding companies and banks to maintain a minimum leverage ratio of Tier 1 capital (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks with composite examination ratings of 1 under the rating system used by the federal banking regulators, would be permitted to operate at or near this minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization’s capital adequacy by its primary regulator. A bank, or bank holding company, experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital. Under OTS capital regulations, federal savings banks also must maintain tangible capital equal to 1.5% of adjusted total assets. Tangible capital for OTS purposes is Tier 1 capital reduced by the amount of all the federal savings bank’s intangible assets except for limited amounts of mortgage servicing rights.
The risk-based capital rules require bank holding companies and banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders’ equity, certain perpetual preferred stock (noncumulative perpetual preferred stock with respect to national banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital; long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; subordinated debt; intermediate-term preferred stock; and up to 45% of pre-tax net unrealized gains on available for sale equity securities.
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
Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. Stillwater National, SNB Wichita, and SNB Kansas did not have any trading assets or liabilities during 2008, 2007, and 2006, and were not required to maintain such supplemental capital.
The federal banking regulators have established regulations that classify banks by capital levels and provide for various “prompt corrective actions” to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2008, Stillwater National, SNB Wichita, and SNB Kansas were well-capitalized as defined in applicable banking regulations. For information regarding Southwest’s, Stillwater National’s, SNB Wichita’s, and SNB Kansas’ compliance with their respective regulatory capital requirements, see “Management’s Discussion and Analysis — Capital Resources” on page 19 of this report, and, in the Notes to Consolidated Financial Statements in this report “Note 11 Subordinated Debentures” on page 51 and “Note 14 Capital Requirements” on pages 56 through 57.
Brokered Deposits. Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew, or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. Stillwater National and SNB Kansas are each eligible to accept brokered deposits as a result of their capital levels. Stillwater National regularly makes use of brokered deposits. SNB Wichita and SNB Kansas have not used brokered deposits but SNB Kansas may do so in the future when management deems it appropriate from an asset/liability management perspective.
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
Community Reinvestment. Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, to evaluate the institution’s record of making loans in its assessment areas; (b) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (c) service, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches, and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. Stillwater National, SNB Wichita, and SNB Kansas were all assigned a “satisfactory” rating as a result of their last CRA examination.
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
Capital Purchase Program. Southwest sold securities to the United States Treasury in the Treasury’s Capital Purchase Program, or “CPP”. The CPP is a voluntary program which offered qualifying banks and bank holding companies to sell preferred securities and warrants to the Treasury. The same terms applied to all public company participants in the plan. The CPP provided an alternative source of capital funds to support growth and for other purposes at a time when the public market for banks securities were weak due to economic uncertainties affecting the whole banking sector. The purpose of the CPP was to stabilize financial markets by providing capital to healthy institutions and increase the flow of credit to businesses and consumers. For a description of CPP securities and their terms, see Note 13 to the consolidated financial statements.
Under Treasury regulations and the terms of the CPP agreements, participants in the CPP and certain of their officers are subject to special requirements during the time that Treasury continues to hold their preferred securities, warrants, or common stock issued upon exercise of the warrants. These include the following: Participants may not (a) pay dividends on common stock or preferred stock junior to the CPP preferred securities if all dividend payments on CPP preferred securities are not current; (b) increase common dividends before the third anniversary of the CPP investments; (c) make any payments to senior executive officers (generally, the chief executive officer, the chief financial officer, and the three most highly compensated other officers) in connection with a change in control of Southwest, an involuntary termination of the officer, or a bankruptcy, liquidation, or receivership of Southwest in excess of three-times the officers average compensation for the preceding five years; or (d) deduct for federal income tax purposes employee compensation to any senior executive officer in excess of $500,000 per year. In addition, each participant is required to review the incentive compensation arrangements of its senior executive officers and take action to ensure they do not provide incentives for them to take unnecessary or excessive risks that would threaten the value of the participant, and their senior executive officers are required to return incentive compensation payments that were based upon achievement of criteria that were later proven to be materially inaccurate. The federal American Recovery and Reinvestment Act became law in February 2009. It subjects institutions that participated in CPP to additional restrictions relating to executive compensation. These include prohibitions on payments related to termination of employment for any reason, and prohibition of incentive compensation plans other than those limited to one-third of an executive’s total compensation and payable only in restricted stock that the executive may not sell until the institution’s preferred securities are no longer outstanding.
Temporary Liquidity Guarantee Program. Souhtwest’s bank subsidiaries participate in the FDIC’s voluntary Temporary Liquidity Guarantee Program (“TLGP”), which was established in November 2008. Under the TLGP the FDIC will (i) guarantee, through the earlier maturity or June 30, 2012, newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum, and Interest and Lawyers Trust Accounts held at participating FDIC insured institutions through December 31, 2009. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.
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
Employees
As of December 31, 2008, Southwest employed 442 persons on a full-time equivalent basis, including executive officers, loan, and other banking officers, branch personnel, and others. No employees of Southwest or any of its consolidated subsidiaries are represented by a union or covered under a collective bargaining agreement. Management of Southwest considers their employee relations to be excellent.

Board of Directors of Southwest Bancorp, Inc. and Stillwater National Bank & Trust Company

Robert B. Rodgers, Chairman of the Board	President, Bob Rodgers Motor Company

Rick Green, Vice Chairman of the Board	President and Chief Executive Officer Southwest and Stillwater National

James E. Berry II	Owner, Shading Concepts

Tom D. Berry	Auctioneer, Real Estate Broker, Oil & Gas Exploration

Joe Berry Cannon	Assistant Professor of Management, Oral Roberts University School of Business

John Cohlmia	Real Estate Broker, Grubb & Ellis/Levy Beffort

David S. Crockett Jr., CPA	Owner, David S. Crockett & Co., CPA’s

J. Berry Harrison	Oklahoma State Senator (retired) and Rancher

James M. Johnson	Self-employed Small Business Owner

David P. Lambert	Chairman of the Board, Lambert Construction Company

Linford R. Pitts	President, Stillwater Transfer & Storage, Inc.

Russell W. Teubner	Founder and Chief Executive Officer, HostBridge Technology

Board of Directors of Bank of Kansas

Robert B. Rodgers, Chairman of the Board	President, Bob Rodgers Motor Company

Rick Green, Vice Chairman of the Board	President and Chief Executive Officer Southwest and Stillwater National

Patrick L. Gearhart	President, Wichita Division of SNB Kansas

D. Densmore Hart	Chairman, Hart Capital, LLC

Jerry Lanier	President and Chief Executive Officer, SNB Kansas; Executive Vice President and Chief Lending Officer of Stillwater National

David Lesperance	President, Hutchinson Division of SNB Kansas

Anthony W. Martin	Retired Dentist

David W. Pitts	Executive Vice President and Regional Director, SNB Kansas; Senior Vice President of Stillwater National

Douglas J. Watts	President, Kansas City Division of Stillwater National

Board of Directors of SNB Bank of Wichita not presented as a result of the merger of SNB Wichita and SNB Kansas on January 23, 2009.
Executive Officers
The following table sets forth information regarding the executive officers of Southwest, Stillwater National, and SNB Kansas who are not directors of Southwest.

Name	Age	Position
Robert H. Beuttas	53	President, SNB Bank of Dallas-Preston Center Division of Stillwater National

*Priscilla Barnes	52	Senior Vice President, Regulatory Risk Management of Stillwater National

Kerby E. Crowell	59	Executive Vice President, Chief Financial Officer, and Secretary of Southwest and Stillwater National; Secretary of SNB Kansas

John T. Danielson	50	President, SNB Bank of San Antonio Division of Stillwater National

David Dietz	53	Executive Vice President and Chief Information Officer of Stillwater National

Hal E. Fudge	49	President, Healthcare Lending Division of Stillwater National

Patrick L. Gearhart	40	President, Wichita Division of SNB Kansas

Allen Glenn	39	President, Business Consulting Group, Inc. and Executive Vice President of Stillwater National

Steven M. Gobel	57	Executive Vice President, Chief Accounting and Controls Officer and Associate Chief Financial Officer of Southwest and Stillwater National

Rex E. Horning	57	President, Stillwater Division of Stillwater National

Jerry L. Lanier	60	Executive Vice President and Chief Lending Officer of Stillwater National; Chief Executive Officer of SNB Kansas

David Lesperance	52	President, Hutchinson Division of SNB Kansas

Len McLaughlin	56	President, SNB Bank of Dallas-Frisco Division of Stillwater National

J. Randall Mills	54	President, Healthcare Strategic Support, Inc.

Jason D. Osborn	38	President, Oklahoma City Division of Stillwater National

John W. Osborne	58	President, Edmond Division of Stillwater National

Steven M. Peterson	44	President, SNB Bank of Austin Division of Stillwater National

Name	Age	Position
David W. Pitts	48	Executive Vice President and Regional Director, SNB Kansas; Senior Vice President of Stillwater National

*Jerry Rackley	47	Executive Director, Corporate Marketing of Stillwater National

Kimberly G. Sinclair	53	Executive Vice President and Chief Administrative Officer of Stillwater National

Douglas J. Watts	59	President, Kansas City Division of Stillwater National

Charles H. Westerheide	60	Executive Vice President and Treasurer of Southwest and Stillwater National

David L. York	62	President, Tulsa Division of Stillwater National

*	Advisor to the Executive Officers
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
Kerby E. Crowell joined Stillwater in 1969; has served as Executive Vice President and Chief Financial Officer of Southwest and Stillwater National since 1986; became Secretary of Southwest and Stillwater National in 2000; and was named Secretary of SNB Kansas in 2007. He is a past Board member of MetaFund Corporation (an Oklahoma Community Development Financial Institution) and a past member of Independent Community Bankers of America’s (“ICBA”) Large Bank Advisory Committee and the Oklahoma City Chapter of the Financial Executives Institute. He is a past Board member of ICBA’s Credit Card Subsidiary. Mr. Crowell is also past President and Board member of the Oklahoma City Chapter of the Financial Executives Institute, and has served on the Federal Reserve’s Industry Advisory Group on Electronic Check Presentment. In 1996, Mr. Crowell was recognized by the Oklahoma Society of Certified Public Accountants as the Outstanding Certified Public Accountant in Business and Industry.
John T. Danielson was named President of SNB Bank of San Antonio in August 2006. Mr. Danielson has over 24 years of banking experience. He was previously a senior officer at Compass Bank where he was responsible for business banking officers in the San Antonio and Austin markets. Mr. Danielson earned his Bachelors of Science and Master’s of Business Administration degrees from the University of Florida. He is active in St. Mark the Evangelist Catholic Church and the San Antonio chapter of the University of Florida Alumni Association.
David Dietz was appointed Executive Vice President of Stillwater National in February 2007. Mr. Dietz has 30 years of banking experience. He has been with Stillwater National since 1997 and serves as the company’s Chief Information Officer. Prior to joining Stillwater National, Mr. Dietz served as S.V.P. and Cashier of First National Bank & Trust Company of Ponca City, Oklahoma. He is a graduate of the University of Oklahoma. Mr. Dietz is active in the First United Methodist Church of Pawnee, Oklahoma, and is on the alumni board of the Oklahoma State University chapter of the Kappa Sigma fraternity.

Hal E. Fudge was appointed President of the Healthcare Lending Division of Stillwater National Bank in April 2006. He has 28 years of banking and commercial lending experience. Prior to joining Stillwater National, Mr. Fudge served as First Vice President and Team Leader in Dallas, Texas while at JP Morgan Chase Bank, NA. Mr. Fudge also served as Vice President, Commercial Lending, with the former Bank One in Oklahoma City. Mr. Fudge earned his Bachelor’s of Business Administration in Finance from the University of Oklahoma.
Patrick L. Gearhart was appointed President of SNB Kansas, Wichita Division in January 2009. He began his career at SNB in 1990 in the Stillwater Division establishing the Oklahoma State University student union office. Mr. Gearhart served as Financial Services Advisor, Private Banker, and Professional and Executive Banking Officer in Stillwater prior to transferring to Southwest’s SNB Wichita in July of 2002. He served as Senior Vice President of Commercial Lending for the Wichita market and was an integral part in the merger of SNB Wichita into SNB Kansas in January 2009. Mr. Gearhart is a graduate of Oklahoma State University, ABA National Commercial Lending School, OBA Commercial Lending School and an Honors Graduate of OBA Installment Lending School. He was honored in 2008 with the Wichita Business Journal 40 under 40 Award and is currently the Chairman of the Board of Directors for the American Heart Association of Wichita. Mr. Gearhart is also active on the Board, as the Vice Chairman, for Rainbows United, Inc. and is a member of the Young Leaders Committee for the United Way of the Plains. He serves on the Executive Committee, Associates Advisory Board for the Oklahoma State University Spears School of Business.
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
Rex E. Horning was appointed President of the Stillwater Division of Stillwater National in May 2001. Mr. Horning has 34 years of banking experience. Prior to joining Stillwater National, Mr. Horning held Sr. Management, President, and CEO positions with Banks in Kansas, Alabama, and Oklahoma. Mr. Horning is the Chairman Elect of the Oklahoma State University Alumni Association, is a Trustee for the Oklahoma State University Foundation, and is a Board member of the OSU Center for Innovation and Economic Development and is past President of the OSU Spears College of Business Associates. He is a 2008 graduate of Leadership Oklahoma. Mr. Horning serves as an Executive Committee member of the State Chamber of Oklahoma and is a past chairman of the Stillwater Chamber of Commerce.
Jerry L. Lanier was appointed Chief Executive Officer of SNB Kansas in December 2008 and Executive Vice President and Chief Lending Officer of Stillwater National in 2001. Mr. Lanier previously served as Executive Vice President-Credit Administration beginning in December 1999, supervising this area company-wide, and from January 1998 to December 1999, served as Senior Vice President in Credit Administration. From 1992 until joining Stillwater National in 1998, Mr. Lanier was a consultant specializing in loan review. During this same period he also served as court-appointed receiver for a number of Oklahoma-based insurance companies. From 1982-1992, Mr. Lanier served as President of American National Bank and Trust Co. of Shawnee, Oklahoma including service as Chief Executive Officer from 1987-1992. From 1970-1981, he was a National Bank Examiner for the Office of the

Comptroller of the Currency in Oklahoma City, Oklahoma and Dallas, Texas, and, while an examiner, served as Regional Director of Special Surveillance from 1979 to 1981. Mr. Lanier has served as United Way Drive Chairman and President; Chairman of the Shawnee Advisory Board of Oklahoma Baptist University; Director of the Shawnee Chamber of Commerce; Director and Chairman of the Youth and Family Resource Center; and President and Trustee of the Shawnee Educational Foundation.
David Lesperance joined Bank of Kansas in 1989 as a Senior Vice President of Commercial Lending. He played an integral role in the merger of SNB with Bank of Kansas in 2007 where his responsibilities expanded to include business development and sales for loans and deposits, as well as, management of the division’s revenue, expenses and profitability. Mr. Lesperance was named President of SNB Kansas, Hutchinson Division, in January 2009. Prior to joining Bank of Kansas he served as a Senior Vice President of Lending for Central Bank & Trust in Hutchinson, KS. He is a graduate of the ABA National Consumer and National Commercial Lending Schools. Mr. Lesperance is the President of the Board of Directors of the Food Bank of Reno County, is a Director of the K-96 Corridor Development Association, Inc. Board, and a member of the Hutchinson Community College Business Management & Entrepreneurship Advisory Board. He currently serves as Chairman of the South Hutchinson Economic Development Advisory Council and is a member of the Advisory Board of Directors of Hospice of Reno County, as well as being the President of the Booster Club Member, and a member of the School Council for Trinity Catholic High School.
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
J. Randall Mills was appointed President of Healthcare Strategic Support, Inc. (“HSSI”) in 2003. Mr. Mills holds a Bachelor of Science degree in Accounting from Southwest Missouri State University; a Master of Health Administration from the University of Colorado; and a PhD in Sociology from Oklahoma State University.  Prior to his employment with HSSI, he was a Partner and Healthcare Consultant for Madole & Wagner, PLLC, responsible for marketing, administration, and client services for individual physicians, medical groups, and hospital clients on medical group practice, managed care, marketing, networking, strategic planning, and development issues. Before that, he was a senior executive with Saint Francis Health System for 12 years, responsible for development of a 160 physician medical group, development of a start-up HMO, management of two affiliated small or rural hospitals, physician joint venture development, and managed care strategic planning and network development.  He is a fellow of the American College of Healthcare Executives, and a member of the Medical Group Management Association, American Society of Certified Public Accountants, and Oklahoma Society of Certified Public Accountants.
Jason D. Osborn was appointed President of the Oklahoma City Division in September 2005. Prior to that, he was Senior Vice President in Healthcare/Commercial Lending in the Oklahoma City Division and Leader of the Healthcare Business Development Group. Mr. Osborn holds a Bachelor of Science degree in Finance from Oklahoma State University and a Master of Business Administration from the University of Oklahoma. Mr. Osborn joined Stillwater National in 1996, coming from Bank of Oklahoma where he had spent three years in the Retail Banking department in the Oklahoma City metro area. Mr. Osborn is the former President of the Board of Directors at Infant Crisis Services, a non-profit organization in Oklahoma City and is a trustee for the Oklahoma Dental Foundation.
John W. Osborne joined Stillwater National Bank in December 2007 and was appointed President of the SNB Bank of Edmond Division in January 2008. In 1973 he joined Central National Bank of Oklahoma City as a trainee and began his banking career. Over the last 36-years he has worked in all aspects of banking with primary emphasis in commercial lending, business banking, retail management and distribution network development. Prior to joining SNB, he served as the President and CEO of Union Bank, N.A. in Oklahoma City. Mr. Osborne is a veteran of the

United States Army Reserve and has been involved in many civic, charitable, philanthropic boards. He currently serves as a Board member for the Oklahoma Banker’s Association, Central Oklahoma Integrated Network System, The Meadows Center for Opportunity, and The Edmond Historical Society. In addition, Osborne is a trustee for the University of Central Oklahoma Foundation, Edmond Public Schools Foundation and the Edmond Historical Preservation Trust. He is a member of First Presbyterian Church of Edmond and is a graduate of Leadership Edmond, OK.
Steven M. Peterson was appointed President of SNB Bank of Austin in September 2004. Mr. Peterson previously served as City President for Compass Bank in Williamson County, Texas, and Commerce Bank in Wichita, Kansas from 1998 to August of 2004. Mr. Peterson began his banking career with Fourth Financial Holding Company in Wichita, Kansas. Mr. Peterson served as a Board Member of the Georgetown Symphony and Director of the Chamber of Commerce. He also served as the Chairman of The 100,000 Economic Committee. Mr. Peterson is a past Board member of the Austin Area Practice Managers Association.
David W. Pitts was appointed Executive Vice President and Regional Director of SNB Kansas in February 2009. Mr. Pitts continues to serve the company as a Senior Vice President of Commercial Lending for Stillwater National Bank based in the Stillwater, OK Division. He joined SNB in 1985 and has worked in commercial lending, SBA lending, special assets, loan review and collections. Mr. Pitts completed his undergrad from Oklahoma State University and earned his MBA from Oklahoma City University in 1985. He graduated, with honors, from the Oklahoma Banker’s School of Commercial Lending in 1987. Mr. Pitts is a graduate of Leadership Stillwater and Leadership Oklahoma. He was recognized by the SBA in 1995 as the Oklahoma Small Business Financial Advocate of the Year. Mr. Pitts has held many offices and board positions in civic and community organizations such as the National Association of Governmental Guaranteed Lenders, Action, Inc., Stillwater Domestic Violence Services and Stillwater Medical Center Foundation. He is currently serving as Secretary and Trustee of the Stillwater Medical Center Authority and as a Board Member and Chairman of the Audit and Finance Committee of i2E, Inc. Mr. Pitts is the Treasurer and a Board Member of the Stillwater Industrial Foundation and he served as Chairman of the Oklahoma Board of Judicial Compensation.
Kimberly G. Sinclair was appointed Chief Administrative Officer in 1995 and has been Executive Vice President of Stillwater National since 1991. Prior to 1991, she had been Senior Vice President and Chief Operations Officer of Stillwater National since 1985. Ms. Sinclair joined Stillwater National in 1975. She is a member of the Stillwater Junior Service Sustainers, and just completed a six year term on the Executive Board of Directors for the Stillwater United Way, where she chaired the 2005 and 2006 Day of Caring as well as the Leader’s Society. She is past Treasurer of the Board of Trustees of the Stillwater Public Education Foundation, and a graduate of the Leadership Stillwater Class IX. She has been an Ambassador with the Stillwater Chamber of Commerce and active with various organizations throughout Stillwater.
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

From 1983 to 1989, Mr. York previously served in various management and senior lending positions with Utica National Bank & Trust Company, which was acquired by F&M Bank. Mr. York began his banking career with the First National Bank and Trust Company of Tulsa in 1973 and served there until 1983 in various commercial lending and management capacities. Currently, Mr. York serves on the Board of Trustees of St. Simeon’s Episcopal Home, Inc., where he was President of the Board for four years and is also on the Board of Trustees of its Foundation serving as Treasurer. Additionally, Mr. York has served, for a number of years, on the Board of Trustees of Holland Hall School as its Treasurer. Mr. York is also an Advisory Director of the Tulsa Metro Chamber of Commerce.

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
Difficult and unsettled market conditions have affected our profits and loan quality, and may continue to do so for an unknown period.
The decrease in our earnings for 2008 is primarily linked to current unsettled economic conditions – the competitive pressures that have caused reductions in our net interest margin and the market conditions that have required increases in our allowance for loan losses. We expect unsettled conditions to continue, and that they may increase the likelihood and the severity of adverse effects discussed in the following risk factors. In particular:
•	There may be less demand for our products and services.

•	Competition in our industry could intensify as a result of increased consolidation of the banking industry.

•	It may become more difficult to estimate losses inherent in our loan portfolio.

•	Loan delinquencies and problem assets may increase.

•	Collateral for loans may decline in value, increasing loan to value ratios and reducing our customers’ borrowing power and the security for our loans.

•	Deposits and borrowings may become even more expensive relative to yields on loans and securities, further reducing our net interest margin, and making it more difficult to maintain adequate sources of liquidity.

•	Asset based liquidity, which depends upon the marketability of assets such as student loans and mortgages, may be reduced.

•	Weak market conditions for banking industry securities may continue to make it unattractive or impractical to raise funds through equity offerings.

•	Compliance with new banking regulations enacted in connection with stimulus legislation may increase our costs, limit our ability to pursue business opportunities, and impair our ability to hire and retain talented managers.
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
We intend to increase the level of our assets and deposits and the number of our offices, including offices in new markets that may be considerable distances from our current markets and executive headquarters. We cannot be certain as to our ability to manage increased levels of assets and liabilities, or offices in these new markets, without increased expenses and higher levels of nonperforming assets. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances, which may adversely affect earnings, shareholder returns, and our efficiency ratio. Increases in operating expenses or nonperforming assets may decrease the value of our common stock.
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
Our commercial and commercial real estate lending operations are concentrated in the metropolitan areas of Oklahoma City, Stillwater, Edmond, and Tulsa, Oklahoma; Dallas, Austin, San Antonio and Houston, Texas; and Hutchinson, Wichita and Kansas City, Kansas. Our success depends in part upon economic conditions in these markets. Adverse changes in economic conditions in these markets could reduce our growth in loans and deposits, impair our ability to collect our loans, increase our problem loans and charge-offs and otherwise negatively affect our performance and financial condition.
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
We maintain an allowance for loan losses in an amount which we believe is appropriate to provide for losses inherent in the portfolio. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions may be required based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the allowance. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operations.
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
We rely on wholesale funding, including FHLB borrowings, federal funds purchased, and brokered deposits, to supplement core deposits to fund our business. At December 31, 2008, these wholesale funding sources constituted approximately 24% of our total deposits and other borrowings. Wholesale funding sources are affected by general market conditions and the condition and performance of the borrower, and the availability of funding from wholesale lenders may be dependent on the confidence these investors have in our operations. The continued availability to us of these funding sources cannot be assured, and we may find it difficult to retain or replace them at attractive rates as they mature. Our liquidity will be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available to us in the future at acceptable rates of interest or at all. We may not have sufficient liquidity to continue to fund new loans, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature. If we do not have adequate sources of liquidity at attractive rates, we may have to restrain the growth of assets or reduce our asset size, which may adversely affect shareholder value.

We rely on our management and other key personnel, and the loss of any of them may adversely affect our operations.
We are and will continue to be dependent upon the services of our executive management team. In addition, we will continue to depend on our ability to retain and recruit key commercial loan officers. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial condition. New banking regulations adopted in connection with federal stimulus legislation may make it more difficult to retain and recruit senior managers.
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
The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. Stillwater National is subject to regulation and supervision by the Office of the Comptroller of the Currency. SNB Kansas is subject to regulation and supervision by the Federal Deposit Insurance Corporation and Kansas banking authorities. Southwest is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. Changes in the laws, regulations, and regulatory practices affecting the banking industry may limit our ability to increase or assess fees for services provided, increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policy may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.
On February 27, 2009, the FDIC issued an interim rule, effective April 1, 2009, that imposes a 20 basis point emergency special assessment on all insured depository institutions to be collected on September, 30, 2009 based upon deposits at June 30, 2009. The interim rule also provides that after June 30, 2009, if the reserve ratio of the Deposit Insurance Fund is estimated to fall to a level that the FDIC believes would adversely affect public confidence, an additional emergency special assessment of up to 10 basis points on deposits may be imposed by the FDIC on all insured depository institutions. The FDIC has requested comments on the interim rule. The rule may or may not be amended. Southwest estimates that a twenty basis point emergency assessment would increase operating expenses, before tax benefits, by approximately $5.0 million. Such assessment would have a significant adverse effect on our net income.
Our ability to pay dividends is limited by law and contract.
Our ability to pay dividends to our shareholders largely depends on Southwest’s receipt of dividends from Stillwater National. SNB Kansas does not currently pay dividends. The amount of dividends that Stillwater National may pay to Southwest is limited by federal laws and regulations. We also may decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business. We also are prohibited from paying dividends on our common stock if the required payments on our preferred stock and subordinated debentures have not been made.
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
In addition, we have adopted a shareholder rights plan designed to protect our shareholders against acquisitions that our board of directors believes are unfair or otherwise not in the best interests of Southwest and its shareholders. Under the rights plan, adopted in 1999 and expiring in April 2009, each holder of record of our common stock, subject to the limits of the rights plan, has received, or will receive, one right per common share. The rights generally become exercisable if an acquiring party accumulates, or announces an offer to acquire, 10% or more of our voting stock. Each right entitles the holder (other than the acquiring party) to buy, under specified circumstances, shares of our common stock or equivalent securities, or shares of the acquirer’s securities, having a value of twice the right’s exercise price. Under the rights plan, we also may exchange each right, other than rights owned by an acquiring party, for a share of our common stock or equivalent securities.
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

Availability of Filings
Southwest provides internet access to Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, through its Investor Relations section, at www.oksb.com (This site also is accessible through Stillwater National’s website at www.banksnb.com and SNB Kansas’ website at www.bankofkansas.com). Access to these reports is provided by means of a link to a third party vendor that maintains a database of such filings. In general, Southwest intends that these reports be available a soon as reasonably practicable after they are filed with or furnished to the SEC. However, technical and other operational obstacles or delays caused by the vendor may delay their availability. The SEC maintains a website (www.sec.gov) where these filings also are available through the SEC’s EDGAR system. There is no charge for access to these filings through either Southwest’s site or the SEC’s site, although users should understand that there may be costs associated with electronic access, such as usage charges from Internet access providers and telephone companies, that they may bear. The public also may read and copy materials filed by Southwest with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Properties
The locations of Southwest and its subsidiaries are shown below:

Southwest Bancorp, Inc.
Corporate Headquarters
608 S. Main Street
P.O. Box 1988	Stillwater, Oklahoma 74076	405-742-1800
www.oksb.com

Business Consulting Group, Inc.
1624 Cimarron Plaza*
P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2234

Healthcare Strategic Support, Inc.
2431 E. 61st, Suite 170*
P.O. Box 521500	Tulsa, Oklahoma 74152	918-523-3690

Bank of Kansas Locations
Corporate Headquarters
524 N. Main Street	South Hutchinson, Kansas 67505	620-728-3000
www.bankofkansas.com

North hutchinson
100 East 30th Avenue	Hutchinson, Kansas 67502	620-728-3000

Wichita
8415 E. 21st Street North, Suite 150*	Wichita, Kansas 67206	316-315-1600

Stillwater National Bank & Trust Company Locations
Corporate Headquarters
608 S. Main Street
P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2234
www.banksnb.com

Drive-in Facility
308 S. Main Street
P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2234

Operations Center
1624 Cimarron Plaza*
P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2234

OSU Campus Branch Bank
1102 W. Hall of Fame Avenue*
P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2234

Waterford Branch
6301 Waterford Blvd., Suite 101*	Oklahoma City, Oklahoma 73118	405-427-4000

South OKC Branch
8101 S. Walker Ave., Suite B	Oklahoma City, Oklahoma 73139	405-427-4000

Edmond Branch
1440 S. Bryant Avenue*	Edmond, Oklahoma 73034	405-427-4000

Chickasha Branch
500 W. Grand Avenue	Chickasha, Oklahoma 73018	405-427-3100

Tulsa Utica Branch
1500 S. Utica Avenue
P.O. Box 521500	Tulsa, Oklahoma 74152	918-523-3600

Tulsa 61st Branch
2431 E. 61st, Suite 170*
P.O. Box 521500	Tulsa, Oklahoma 74152	918-523-3600

SNB McMullen Bank-Tilden Branch
205 Elm Street
P.O. Drawer 299	Tilden, Texas 78072	361-274-3391

SNB Bank of Dallas
5300 Town and Country Blvd., Suite 100*	Frisco, Texas 75034	972-624-2900

SNB Bank of Dallas-Preston Center
5950 Berkshire Lane, Suite 350*	Dallas, Texas 75225	972-624-2900

SNB Bank of Austin
3900 N. Capital of Texas HWY, Suite 100*	Austin, Texas 78746	512-314-6700

SNB Bank of San Antonio-Stone Oak Branch
777 E. Sonterra Blvd, Suite 190*	San Antonio, Texas 78258	210-442-6100

SNB Bank of San Antonio-Medical Hill Branch
9324 Huebner Road	San Antonio, Texas 78240	210-442-6100

Stillwater National Bank Loan Production Office
10111 Richmond Avenue, Suite 132*	Houston, Texas 77042	713-268-8900

Stillwater National Bank Loan Production Office
11350 Tomahawk Creek Parkway*
Suite 100	Leawood, Kansas 66211	913-906-4400

OUHSC Loan Production Office
1106 N. Stonewall*	Oklahoma City, Oklahoma 73117	405-271-3113

OSU-Stillwater Marketing Office
Student Union, Room 150*
P.O. Box 1988	Stillwater, Oklahoma 74076	405-744-5962

*	Leased from third parties. Other properties are owned.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed as Part of this Report
(1) Financial Statements. The following financial statements are filed as a part of this report:
Independent Registered Public Accounting Firm’s Report for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Financial Condition at December 31, 2008 and 2007
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007, and 2006
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2008, 2007, and 2006
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007, and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006
Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007, and 2006
(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.
(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Southwest Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

3.2	Bylaws of Southwest Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed November 19, 2007)

4.1	Rights Agreement, dated as of April 22, 1999, between Southwest Bancorp, Inc. and Harris Trust & Savings Bank, as rights agent and Form of Certificate of Designations setting forth terms of Class B, Series 1 Preferred Stock of Southwest Bancorp, Inc. referred to in the rights agreement (incorporated by reference to Exhibits 1 and 2 to Current Report on Form 8-K dated April 22, 1999)

4.2	Amendment No. 1 to Rights Agreement, dated as of December 2, 2008, between Southwest Bancorp, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 8, 2008)

4.3	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 8, 2008)

4.4	Letter Agreement, dated as of December 5, 2008, between Southwest Bancorp, Inc. and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 8, 2008)

* 10.1	Southwest Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 33-97850))

* 10.2	Southwest Bancorp, Inc. and Affiliates Amended and Restated Severance Compensation Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed January 2, 2008)

* 10.3	Southwest Bancorp, Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

* 10.4	Southwest Bancorp, Inc. 1999 Stock Option Plan as Amended and Restated (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

No.	Exhibit

* 10.5	Stillwater National Bank and Trust Company 2002 and 2003 Deferred Compensation Plans (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

* 10.6	Stillwater National Bank and Trust Company Amended and Restated Supplemental Profit Sharing Plan for Rick Green (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed January 2, 2008)

* 10.7	Stillwater National Bank and Trust Company Amended and Restated Supplemental Profit Sharing Plan for Kerby E. Crowell (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed January 2, 2008)

* 10.8	Stillwater National Bank and Trust Company Amended and Restated Supplemental Profit Sharing Plan for Jerry L. Lanier (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed January 2, 2008)

10.9	Indemnification Agreements by and between Southwest Bancorp, Inc. and James E. Berry II, Thomas D. Berry, Joe Berry Cannon, J. Berry Harrison, Erd M. Johnson, David P. Lambert, Linford R. Pitts, Robert B. Rodgers, Russell W. Teubner, John Cohlmia, and Anthony W. Martin (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.10	Indemnification Agreements by and between Southwest Bancorp, Inc. and Rick Green, Kerby E. Crowell, David Dietz, Allen Glenn, Steve Gobel, Steven N. Hadley, Jerry L. Lanier, Randy Mills, Kimberly Sinclair, Kay Smith, and Charles H. Westerheide (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.11	Indemnification Agreements by and between Southwest Bancorp, Inc. and David S. Crockett, Jr. (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.12	Indemnification Agreements by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

* 10.13	2007 Director’s Deferred Compensation Plan by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10 to Current Report on Form 8-K dated December 28, 2006)

* 10.14	Amendment to 2007 Director’s Deferred Compensation Plan by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 2, 2008)

10.15	Audit Committee Financial Expert Agreement by and between Southwest Bancorp, Inc. and David S. Crockett, Jr. (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

* 10.16	2008 Director’s Deferred Compensation Plan by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 2, 2008)

* 10.17	Southwest Bancorp, Inc. 2008 Stock Based Award Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

* 10.18	Southwest Bancorp, Inc. Form of Restricted Stock Agreement Amendments (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

* 10.19	Southwest Bancorp, Inc. Form of Omnibus Compensation Compliance Agreement and Waivers dated December 5, 2008

21	Subsidiaries of the Registrant

23	Consent of Registered Public Accounting Firm

24	Power of Attorney

31(a), (b)	Rule 13a-14(a)/15d-14(a) Certifications

32(a), (b)	18 U.S.C. Section 1350 Certifications

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST BANCORP, INC.
March 5, 2009	by:	/s/ Rick Green
Rick Green
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Rick Green Rick Green	March 5, 2009
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Kerby E. Crowell	March 5, 2009

Kerby E. Crowell
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and
Accounting Officer)
A majority of the directors of Southwest executed a power of attorney appointing Rick Green as their attorney-in-fact, empowering him to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Annual Report on Form 10-K for the year ended December 31, 2008. This report has been signed below by such attorney-in-fact as of March 5, 2009.

By:	/s/ Rick Green
Rick Green
Attorney-in-Fact for Majority of the
Directors of Southwest