Form 10-Q
period 2009-03-31
SOUTHWEST BANCORP INC
filed 2009-05-07
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
☒ YES ☐ NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ YES ☐ NO
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
14,634,260 (05/06/09)

SOUTHWEST BANCORP, INC.
INDEX TO FORM 10-Q

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
(Dollars in thousands)	2009	2008

Assets
Cash and due from banks	$50,655	$27,287
Investment securities:
Held to maturity, fair value $7,388 (2009) and $7,293 (2008)	7,344	7,343
Available for sale, amortized cost $151,686 (2009) and $233,293 (2008)	152,826	238,037
Other investments at cost	18,836	18,786
Loans held for sale	76,404	56,941
Loans receivable	2,526,293	2,494,506
Less: Allowance for loan losses	(46,262)	(39,773)

Net loans receivable	2,480,031	2,454,733
Accrued interest receivable	10,524	11,512
Premises and equipment, net	24,098	24,580
Other real estate	5,351	6,092
Goodwill	7,071	7,071
Other intangible assets, net	3,868	3,764
Other assets	91,125	23,616

Total assets	$2,928,133	$2,879,762

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand	$274,175	$261,940
Interest-bearing demand	85,629	76,027
Money market accounts	467,924	454,250
Savings accounts	15,797	14,135
Time deposits of $100,000 or more	888,877	802,244
Other time deposits	597,687	571,526

Total deposits	2,330,089	2,180,122
Accrued interest payable	6,391	7,018
Income tax payable	5,938	3,651
Other liabilities	9,607	9,667
Other borrowings	193,739	295,138
Subordinated debentures	81,963	81,963

Total liabilities	2,627,727	2,577,559
Shareholders’ equity:
Preferred stock, Series B — $1,000 par value; 1,250,000 shares authorized; 70,000 shares issued	66,549	66,392
Common stock — $1 par value; 20,000,000 shares authorized; 14,658,042 shares issued	14,658	14,658
Paid in capital	48,851	49,101
Retained earnings	170,528	170,579
Accumulated other comprehensive income	720	2,921
Treasury stock, at cost; 49,930 (2009) and 80,383 (2008) shares	(900)	(1,448)

Total shareholders’ equity	300,406	302,203

Total liabilities & shareholders’ equity	$2,928,133	$2,879,762

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months
	ended March 31,
(Dollars in thousands, except earnings per share data)	2009	2008

Interest income:
Interest and fees on loans	$33,268	$40,610
Investment securities:
U.S. government and agency obligations	675	1,168
Mortgage-backed securities	1,593	937
State and political subdivisions	85	90
Other securities	159	141
Other interest-earning assets	6	28

Total interest income	35,786	42,974

Interest expense:
Interest-bearing demand	153	141
Money market accounts	1,353	4,528
Savings accounts	9	22
Time deposits of $100,000 or more	6,150	7,865
Other time deposits	4,395	5,698
Other borrowings	1,284	2,029
Subordinated debentures	1,404	858

Total interest expense	14,748	21,141

Net interest income	21,038	21,833

Provision for loan losses	10,882	2,236

Net interest income after provision for loan losses	10,156	19,597

Noninterest income:
Service charges and fees	2,600	2,457
Other noninterest income	238	146
Gain on sales of loans	718	840
Gain on sale of securities	2,921	1,245

Total noninterest income	6,477	4,688

Noninterest expense:
Salaries and employee benefits	7,239	9,222
Occupancy	2,731	2,458
FDIC and other insurance	991	453
Other real estate, net	(102)	10
General and administrative	3,740	3,687

Total noninterest expense	14,599	15,830

Income before taxes	2,034	8,455
Taxes on income	705	3,247

Net income	$1,329	$5,208

Net income available to common shareholders	$296	$5,208

Basic earnings per common share	$0.02	$0.36
Diluted earnings per common share	$0.02	$0.36
Cash dividends declared per share	$0.0238	$0.0950

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months
	ended March 31,
(Dollars in thousands)	2009	2008

Operating activities:
Net income	$1,329	$5,208
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	10,882	2,236
Deferred tax expense (benefit)	(1,674)	103
Asset depreciation	769	697
Securities premium amortization (discount accretion), net	123	5
Amortization of intangibles	483	517
Stock based compensation	99	189
Net gain on sale/call of investment securities	(2,921)	(1,245)
Net gain on sales of available for sale loans	(718)	(840)
Net loss on sales of premises/equipment	14	243
Net gain on other real estate owned	(337)	—
Proceeds from sales of residential mortgage loans	45,396	13,573
Residential mortgage loans originated for resale	(48,504)	(10,879)
Proceeds from sales of student loans	8,340	31,400
Student loans originated for resale	(24,020)	(33,252)
Net change in assets and liabilities:
Accrued interest receivable	988	7,486
Other assets	(64,844)	(909)
Income taxes payable	2,287	3,180
Excess tax benefit from share-based payment arrangements	—	(306)
Accrued interest payable	(627)	(2,921)
Other liabilities	694	(919)

Net cash provided by (used in) operating activities	(72,241)	13,566

Investing activities:
Proceeds from sales of available for sale securities	123,465	7,787
Proceeds from principal repayments, calls and maturities:
Available for sale securities	25,208	132,939
Purchases of other investments	(50)	(100)
Purchases of held to maturity securities	—	(2,500)
Purchases of available for sale securities	(64,267)	(115,716)
Loans originated and principal repayments, net	(36,716)	(144,520)
Purchases of premises and equipment	(378)	(668)
Proceeds from sales of premises and equipment	89	52
Proceeds from sales of other real estate owned	1,735	—

Net cash provided by (used in) investing activities	49,086	(122,726)

Financing activities:
Net increase in deposits	149,967	36,348
Net increase (decrease) in other borrowings	(101,399)	64,157
Net proceeds from issuance of common stock	22	1,568
Excess tax benefit from share-based payment arrangements	—	306
Preferred stock dividends	(876)	—
Common stock dividends paid	(1,191)	(1,328)

Net cash provided from financing activities	46,523	101,051

Net change in cash and cash equivalents	23,368	(8,109)
Cash and cash equivalents:
Beginning of period	27,287	45,678

End of period	$50,655	$37,569

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
						Other		Total
	Preferred	Common Stock		Paid in	Retained	Comprehensive	Treasury	Shareholders’
(Dollars in thousands)	Stock	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance, December 31, 2008	$66,392	14,658,042	$14,658	$49,101	$170,579	$2,921	$(1,448)	$302,203

Cash dividends:
Preferred	—	—	—	—	(876)	—	—	(876)
Common, $0.0238 per share, and other dividends	—	—	—	—	(347)	—	—	(347)
Warrant amortization	157	—	—	—	(157)	—	—	—
Common stock issued:
Employee Stock Purchase Plan	—	—	—	(14)	—	—	36	22
Restricted Stock	—	—	—	(260)	—	—	512	252
Stock Compensation Expense	—	—	—	24	—	—	—	24
Other comprehensive loss, net of tax	—	—	—	—	—	(2,201)	—	(2,201)
Net income	—	—	—	—	1,329	—	—	1,329

Balance, March 31, 2009	$66,549	14,658,042	$14,658	$48,851	$170,528	$720	$(900)	$300,406

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months
	ended March 31,
(Dollars in thousands)	2009	2008

Net income	$1,329	$5,208

Other comprehensive income (loss):
Unrealized holding gain (loss) on available for sale securities	(683)	1,865
Reclassification adjustment for gains arising during the period	(2,921)	(1,245)

Other comprehensive income (loss), before tax	(3,604)	620
Tax benefit (expense) related to items of other comprehensive income (loss)	1,403	(226)

Other comprehensive income (loss), net of tax	(2,201)	394

Comprehensive income (loss)	$(872)	$5,602

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1: GENERAL
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal recurring adjustments. The results of operations for the three months ended March 31, 2009, and the cash flows for the three months ended March 31, 2009, should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2008.
NOTE 2: PRINCIPLES OF CONSOLIDATION
The accompanying unaudited consolidated financial statements include the accounts of Southwest Bancorp, Inc. (“Southwest”), its wholly owned financial institution subsidiaries, Stillwater National Bank and Trust Company (“Stillwater National”) and Bank of Kansas (“SNB Kansas”), and its management consulting subsidiaries, Healthcare Strategic Support, Inc. (“HSSI”), and Business Consulting Group, Inc. (“BCG”). SNB Bank of Wichita (“SNB Wichita”), a wholly owned subsidiary of Southwest, was merged into SNB Kansas on January 23, 2009. All significant intercompany transactions and balances have been eliminated in consolidation.
NOTE 3: RECLASSIFICATIONS
Certain reclassifications have been made to prior year amounts of investment securities, other assets, and income statement accounts to conform to current year presentation. The income statement reclassifications had no impact on previously reported net income.
NOTE 4: INVESTMENT SECURITIES AND OTHER INVESTMENTS
The following tables present securities with gross unrealized losses and fair value by length of time that the individual securities had been in a continuous unrealized loss position at March 31, 2009 and December 31, 2008. Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
			Loss Existing for:
	Number of	Amortized	Less Than	More Than	Fair
(Dollars in thousands)	Securities	Cost	12 Months	12 Months	Value

At March 31, 2009:
Available for Sale:
Federal agency securities	1	$4,264	$(41)	$—	$4,223
Mortgage-backed securities	24	53,873	(193)	—	53,680
Other equity securities	2	903	(132)	—	771

Total	27	$59,040	$(366)	$—	$58,674

			Continuous Unrealized
			Loss Existing for:
	Number of	Amortized	Less Than	More Than	Fair
(Dollars in thousands)	Securities	Cost	12 Months	12 Months	Value

At December 31, 2008:
Held to Maturity:
Obligations of state and political subdivisions	5	$2,875	$(60)	$—	$2,815

Total	5	$2,875	$(60)	$—	$2,815

Available for Sale:
Federal agency securities	2	$5,962	$(9)	$—	$5,953
Obligations of state and political subdivisions	1	1,250	—	—	1,250
Mortgage-backed securities	8	3,608	(14)	—	3,594

Total	11	$10,820	$(23)	$—	$10,797

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
NOTE 5: LOANS AND OTHER REAL ESTATE
Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas. Its commercial lending operations are concentrated in Oklahoma City, Dallas, Tulsa, and its other metropolitan markets in Texas, Kansas, and Oklahoma. As a result, the collectibility of Southwest’s loan portfolio can be affected by changes in the economic conditions in those states and markets. At March 31, 2009 and December 31, 2008, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets, or were guaranteed by agencies of the United States government or, in the case of private student loans, insured by a private insurer.
As of March 31, 2009, approximately $685.1 million, or 27%, of Southwest’s loan portfolio consisted of loans to individuals and businesses in the healthcare industry. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.

	March 31,	December 31,
(Dollars in thousands)	2009	2008
Nonaccrual loans (1)	$73,383	$59,310
Past due 90 days or more	10,552	4,673

Total nonperforming loans	83,935	63,983
Other real estate owned	5,351	6,092

Total nonperforming assets	$89,286	$70,075

Nonperforming loans to portfolio loans receivable	3.32%	2.56%
Allowance for loan losses to nonperforming loans	55.12%	62.16%
Nonperforming assets to portfolio loans receivable and other real estate owned	3.53%	2.80%

(1)	The government-guaranteed portion of loans included in these totals was $954,000 and $1.1 million, respectively.
All of the nonaccruing assets are subject to regular tests for impairment as part of Southwest’s allowance for loan losses methodology (see Note 6).
During the first three months of 2009, no interest income was received on nonaccruing loans. If interest on those loans had been accrued for the three months ended March 31, 2009, additional total interest income of $1.3 million would have been recorded.
Included in nonaccrual loans as of March 31, 2009, are three collateral dependent lending relationships with aggregate principal balances of approximately $41.0 million and related impairment reserves of $4.9 million which were established based on recent appraisal values obtained for the respective properties.

NOTE 6: ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LOAN COMMITMENTS
Activity in the allowance for loan losses is shown below for the indicated periods.

	For the three	For the	For the three
	months ended	year ended	months ended
(Dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2008

Balance at beginning of period	$39,773	$29,584	$29,584
Loans charged-off:
Real estate mortgage	111	2,125	557
Real estate construction	2,672	2,209	35
Commercial	1,810	4,552	1,388
Installment and consumer	217	1,056	64

Total charge-offs	4,810	9,942	2,044
Recoveries:
Real estate mortgage	10	57	3
Real estate construction	—	2	—
Commercial	207	962	138
Installment and consumer	200	131	33

Total recoveries	417	1,152	174

Net loans charged-off	4,393	8,790	1,870
Provision for loan losses	10,882	18,979	2,236

Balance at end of period	$46,262	$39,773	$29,950

Portfolio loans outstanding:
Average	$2,522,053	$2,359,471	$2,220,949
End of period	2,526,293	2,494,506	2,287,606
Net charge-offs to average portfolio loans (annualized)	0.71%	0.37%	0.34%
Allowance for loan losses to portfolio loans (end of period)	1.83%	1.59%	1.31%
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
Management believes the level of the allowance is appropriate to absorb probable losses inherent in the loan portfolio. The allowance for loan and lease losses is determined in accordance with regulatory guidelines and generally accepted accounting principles and is comprised of two primary components. Loans deemed to be impaired (all loans on nonaccrual) are evaluated on an individual basis consistent with the Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting for Impairment of a Loan. The remaining portion of the allowance is calculated based on SFAS No. 5, Accounting for Contingencies. Loans not evaluated for SFAS No. 114 allowance are segmented into loan pools by type of loan. Estimated allowances are based on historical loss trends with adjustments factored in based on qualitative risk factors both internal and external to Southwest. These factors include but are not limited to, economic and business conditions, changes in lending staff, lending policies and procedures, quality of loan review, changes in the nature and volume of the portfolios, loss and recovery trends, asset quality trends, and legal and regulatory considerations.
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
The reserve for unfunded loan commitments was $3.8 million, $3.7 million and $3.2 million at March 31, 2009, December 31, 2008, and March 31, 2008, respectively. The reserve, which is included in other liabilities on Southwest’s statement of financial condition, is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.

NOTE 7: FAIR VALUE MEASUREMENTS
     Fair value is defined under SFAS No. 157, Fair Value Measurement, as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In estimating fair value, Southwest utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 establishes a fair value hierarchy for a valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities: Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category includes U.S. Government and agency mortgage-backed debt securities, municipal obligation securities, and loans held for sale.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes certain private equity investments, other real estate owned, goodwill, and other intangible assets.
As of March 31, 2009, assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Loans held for sale	$76,404	$—	$76,404	$—
Available for sale securities	152,826	173	151,887	766

Total	$229,230	$173	$228,291	$766

For the three months ended March 31, 2009, the following table presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no changes in unrealized gains and losses recorded in earnings for the period for Level 3 assets and liabilities.

Available for
(Dollars in thousands)	Sale Securities

Balance at December 31, 2008	$888
Total gains or losses (realized/unrealized)
Included in earnings
interest income	7
noninterest income	(1)
Included in other comprehensive income	(128)
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Balance at March 31, 2009	$766

Certain financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets measured on a nonrecurring basis include impaired loans, other real estate owned, goodwill, core deposit premiums, and mortgage loan servicing rights. At March 31, 2009, assets measured at fair value on a nonrecurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs	Total
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)	Losses

Impaired loans at fair value	$70,045	$—	$70,045	$—	$(6,372)
Mortgage loan servicing rights	1,350	—	—	1,350	(279)

Total	$71,395	$—	$70,045	$1,350	$(6,651)

In accordance with the provisions of SFAS No. 114, impaired loans measured at fair value with a carrying amount of $81.8 million were written down to their fair value of $70.0 million, resulting in a life-to-date impairment of $11.8 million, of which $6.4 million was included in the provision for loan losses for the three months ended March 31, 2009.
In accordance with SFAS No. 156, Accounting for Servicing of Financial Assets, mortgage loan servicing rights were written down to their fair value, resulting in an impairment charge of $279,000, which was included in noninterest income for the three months ended March 31, 2009. There is no active trading market for mortgage loan servicing rights. The fair value is estimated by calculating the present value of net servicing revenue over the anticipated life of each loan. A cash flow model is used to determine fair value. Key assumptions and estimates, including projected prepayment speeds and assumed servicing costs, earnings on escrow deposits, ancillary income, and discount rates used by this model are based on current market sources. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults, and other relevant factors. The prepayment model is updated for changes in market conditions.
NOTE 8: SUBORDINATED DEBENTURES
At March 31, 2009, Southwest had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts.

	Subordinated	Trust Preferred
	Debentures Owed	Securities of the	Interest Rates at
(Dollars in thousands)	to Trusts	Trusts	March 31, 2009	Final Maturity Date
OKSB Statutory I	$20,619	$20,000	4.33%	June 26, 2033
SBI Capital Trust II	25,774	25,000	3.94%	October 7, 2033
Southwest Capital Trust II	35,570	34,500	10.50%	September 15, 2038

	$81,963	$79,500

On June 26, 2003, Southwest’s subsidiary, OKSB Statutory Trust I sold to investors in a private placement $20.0 million of adjustable rate trust preferred securities (the “OKSB Trust Preferred”). The OKSB Trust Preferred bears interest, adjustable quarterly, at 90-day London Interbank Offered Rate (“LIBOR”) plus 3.10%. In addition to these adjustable rate securities, OKSB Statutory Trust I sold $0.6 million of trust common equity to Southwest. The aggregate proceeds of $20.6 million were used to purchase an equal principal amount of adjustable rate subordinated debentures of Southwest that bear interest, adjustable quarterly, at 90-day LIBOR plus 3.10% (the “OKSB Subordinated Debentures”).
On October 14, 2003, Southwest’s subsidiary, SBI Capital Trust II sold to investors in a private placement $25.0 million of adjustable rate trust preferred securities (the “SBI II Trust Preferred”). The SBI II Trust Preferred bears interest, adjustable quarterly, at 90-day LIBOR plus 2.85%. In addition to these adjustable rate securities, SBI Capital Trust II sold $0.8 million of trust common equity to Southwest. The aggregate proceeds of $25.8 million were used to purchase an equal principal amount of adjustable rate subordinated debentures of Southwest that bear interest, adjustable quarterly, at 90-day LIBOR plus 2.85% (the “SBI II Subordinated Debentures”).
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
At March 31, 2009, Southwest had an aggregate of $82.0 million of subordinated debentures outstanding and had an asset of $2.5 million representing its total investment in the common equity issued by the Trusts. The sole assets of the Trusts are the subordinated debentures and the liabilities of the Trusts are the OKSB Trust Preferred, the SBI II Trust Preferred, and the OKSBP Trust Preferred. Southwest has, through various contractual arrangements, unconditionally guaranteed payment of all obligations of the Trusts with respect to the OKSB Trust Preferred, the SBI II Trust Preferred, and the OKSBP Trust Preferred. Under each of the debentures, Southwest has the right to defer the payment of interest for up to twenty consecutive quarters on one or more occasions.
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
NOTE 9: SHARE-BASED COMPENSATION
The Southwest Bancorp, Inc. 1994 Stock Option Plan and 1999 Stock Option Plan (the “Stock Plans”) provided directors and selected key employees with the opportunity to acquire common stock through grants of options exercisable for common stock and other stock based awards.
The Southwest Bancorp, Inc. 2008 Stock Based Award Plan (the “2008 Stock Plan”) replaced the Southwest Bancorp, Inc. 1999 Stock Option Plan, as amended (the “1999 Plan”). Options issued under the 1999 Plan and Southwest’s 1994 Stock Option Plan continue in effect and are subject to the requirements of those plans, but no new options will be granted under them. The 2008 Stock Plan authorizes awards for up to 800,000 shares of Southwest common stock over its ten-year term.
Stock Options
The exercise price of all stock options granted under the Stock Plans and the 2008 Stock Plan is the fair market value on the grant date. Depending upon terms of the stock option agreements, stock options generally become exercisable on an annual basis and expire from five to ten years after the date of grant.
In accordance with the provisions of SFAS No. 123(R), Share-Based Payment, Southwest recorded $24,000 of share-based compensation expense for the three month period ended March 31, 2009 related to outstanding stock options.
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
Share-based employee compensation expense for stock options under the fair value method was measured using the following quarterly assumptions for options granted during the respective quarters. No options were granted in the first quarter of 2009.

Expected
	Risk-Free	Expected		Option
	Interest	Dividend	Expected	Term
	Rate	Yield	Volatility	(in years)
First quarter 2009	N/A	N/A	N/A	N/A
First quarter 2008	2.30%	2.24%	34.36%	3.00
A summary of options outstanding under the Stock Plans and the 2008 Stock Plan as of March 31, 2009, and changes during the three month period then ended, is presented below.

			Weighted
		Weighted	Average Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (dollars
	Options	Price	Life (Years)	in thousands)

Outstanding at December 31, 2008	691,111	$17.10

Granted	—	—
Exercised	—	—
Canceled/expired	(112,159)	16.30

Outstanding at March 31, 2009	578,952	$17.25	1.67	$673

Total exercisable at March 31, 2009	559,101	$17.50	1.65	$614
A summary of the status of Southwest’s nonvested stock options as of March 31, 2009 and changes during the three month period then ended is presented below.

	Shares	Weighted
	Issuable	Average
	Upon Exercise	Grant Date
	of Options	Fair Value

Nonvested Balance at December 31, 2008	56,660	$4.36

Granted	—	—
Vested	(36,809)	5.36
Forfeited	—	—

Nonvested Balance at March 31, 2009	19,851	$2.52

The fair value of options that became vested during the three month period was $197,000.
As of March 31, 2009, there was $8,000 of total unrecognized compensation expense related to stock option arrangements granted under the Stock Plans and the 2008 Stock Plan. This unrecognized expense is expected to be recognized during the next year.
Restricted Stock
Restricted shares granted as of March 31, 2009 and 2008 were 80,628 and 52,192, respectively. For the three months ended March 31, 2009, Southwest recognized $46,000 in compensation expense, net of tax, related to all restricted shares outstanding, compared to $44,000 in compensation expense, net of tax, that was recorded in the first three months of 2008. As of March 31, 2009, there was $544,000 of total unrecognized compensation expense related to restricted shares granted under the Stock Plans and the 2008 Stock Plan. This unrecognized expense is expected to be recognized during the next three years.
The restricted stock grants vest one-third on the first, second and third anniversaries of the date of grant provided the director or employee remains a director or employee of Southwest or a subsidiary on those dates. The restrictions on the shares expire three years after the award date provided that all restrictions will end, and the awards will be fully vested, upon a change in control of Southwest (subject to the prohibition on parachute payments imposed by the American Reinvestment and Recovery Act) or the permanent and total disability or death of the participant. Southwest will continue to recognize compensation expense over the restricted periods.
NOTE 10: TAXES ON INCOME
In accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, the balance of unrecognized tax benefits at March 31, 2009 was $2.7 million (net of federal benefit on state issues), that if recognized, would favorably affect the effective tax rate in any future periods.
Southwest recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. For the first quarter of the year, an additional $163,000 has been accrued in interest and penalties. Southwest had approximately $2.0 million accrued for interest and penalties at March 31, 2009.
Southwest and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, Southwest is no longer subject to U.S. federal or state tax examinations for years before 2003.
Southwest is currently under audit by the State of Oklahoma for the 2002 through 2006 tax years. During 2008, Southwest received a Notice of Assessment from the Oklahoma Tax Commission and filed a formal Notice of Protest. It is possible that a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.
NOTE 11: EARNINGS PER SHARE
Effective January 1, 2009, Southwest adopted Financial Staff Position (“FSP”) Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF No. 03-6-1”). FSP EITF No. 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Southwest has determined that its unvested restricted stock awards are participating securities. Accordingly, effective January 1, 2009, earnings per common share is computed using the two-class method prescribed by SFAS No. 128, Earnings Per Share. All previously reported earnings per share data has been retrospectively adjusted to conform to the new computation method and no previously reported earnings per share amounts changed as a result of adoption.
Using the two-class method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which exclude the outstanding unvested restricted stock. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method. Stock options and warrants, where the exercise price was greater than the average market price of common shares, were not included in the computation of earnings per diluted share as they would have been antidilutive. On March 31, 2009 and 2008, there were 387,782 and 403,950 antidilutive stock options to purchase common shares, respectively. An antidilutive warrant to purchase 703,753 shares of common stock was also outstanding on March 31, 2009.

The following table sets forth the computation of basic and diluted earnings per common share:

	For the three months
	ended March 31,
(Dollars in thousands, except earnings per share data)	2009	2008

Numerator:
Net income	$1,329	$5,208
Preferred dividend	(876)	—
Warrant amortization	(157)	—

Net income available to common shareholders	$296	$5,208
Earnings allocated to participating securities	(1)	(11)

Numerator for basic earnings per common share	$295	$5,197
Effect of reallocating undistributed earnings of participating securities	—	—

Numerator for diluted earnings per common share	$295	$5,197

Denominator:
Denominator for basic earnings per common share – Weighted average common shares outstanding	14,555,058	14,382,664
Effect of dilutive securities:
Stock options	72,069	194,504
Warrant	—	—

Denominator for diluted earnings per common share	14,627,127	14,577,168

Earnings per common share:
Basic	$0.02	$0.36

Diluted	$0.02	$0.36

NOTE 12: FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
In the normal course of business, Southwest makes use of a number of different financial instruments to help meet the financial needs of its customers. In accordance with generally accepted accounting principles, these transactions are not presented in the accompanying consolidated financial statements and are referred to as off-balance sheet instruments. These transactions and activities include commitments to extend commercial and real estate mortgage credit, and standby and commercial letters of credit.
The following table provides a summary of Southwest’s off-balance sheet financial instruments:

	March 31,	December 31,
(Dollars in thousands)	2009	2008

Commitments to extend commercial and real estate mortgage credit	$560,791	$649,830
Standby and commercial letters of credit	8,783	7,752

Total	$569,574	$657,582

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
The Other Operations segment also includes SNB Wealth Management, corporate investments, consulting subsidiaries, and nonbank cash machine operations; these operations are discussed more fully in the 2008 Annual Report.
Southwest identifies reportable segments by type of service provided and geographic location. Operating results are adjusted for borrowings, allocated service costs, and management fees. Portfolio loans are allocated based upon the state of the borrower, or the location of the real estate in the case of real estate loans. Loans included in the “Other States Banking” segment are portfolio loans attributable to thirty-seven states other than Oklahoma, Texas, or Kansas, and primarily consist of healthcare and commercial real estate credits. These out of state loans are administered by offices in Oklahoma, Texas, or Kansas.
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
The following table summarizes financial results by operating segment:

For the Three Months Ended March 31, 2009
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations*	Company

Net interest income	$11,380	$9,104	$2,584	$2,518	$427	$(4,975)	$21,038
Provision for loan losses	1,493	4,011	163	5,215	—	—	10,882
Noninterest income	2,179	456	148	62	439	3,193	6,477
Noninterest expenses	6,632	3,651	1,505	741	970	1,100	14,599

Income (loss) before taxes	5,434	1,898	1,064	(3,376)	(104)	(2,882)	2,034
Taxes on income	2,224	779	466	(1,402)	(43)	(1,319)	705

Net income (loss)	$3,210	$1,119	$598	$(1,974)	$(61)	$(1,563)	$1,329

*	Includes externally generated revenue of $4.2 million, primarily from investing services, and an internally generated loss of $5.9 million from the funds management unit

Fixed asset expenditures	$163	$—	$112	$—	$—	$103	$378
Total loans at period end	949,454	990,135	309,774	276,930	76,404	—	2,602,697
Total assets at period end	968,001	983,133	312,575	273,371	81,454	309,599	2,928,133
Total deposits at period end	1,475,181	139,678	159,630	—	2,699	552,901	2,330,089

For the Three Months Ended March 31, 2008
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations*	Company

Net interest income	$11,371	$8,039	$2,892	$2,066	$367	$(2,902)	$21,833
Provision for loan losses	1,611	292	376	(43)	—	—	2,236
Noninterest income	2,332	391	134	47	14	1,770	4,688
Noninterest expenses	8,034	4,217	1,912	612	662	393	15,830

Income (loss) before taxes	4,058	3,921	738	1,544	(281)	(1,525)	8,455
Taxes on income	1,555	1,515	280	575	(107)	(571)	3,247

Net income (loss)	$2,503	$2,406	$458	$969	$(174)	$(954)	$5,208

*	Includes externally generated revenue of $2.8 million, primarily from investing services, and an internally generated loss of $3.9 million from the funds management unit

Fixed asset expenditures	$358	$83	$—	$—	$—	$227	$668
Total loans at period end	943,331	797,700	287,339	259,236	66,364	—	2,353,970
Total assets at period end	950,964	796,789	301,250	257,346	74,856	289,375	2,670,580
Total deposits at period end	1,292,528	134,638	125,941	—	1,690	540,130	2,094,927
NOTE 14: ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED
FSP Statement of Financial Accounting Standard (“SFAS”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transactions, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS No. 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS No. 157-4 also amended SFAS No. 157, Fair Value Measurements, to expand certain disclosure requirements. FSP SFAS No. 157-4 is effective for Southwest for the three months ending on June 30, 2009 and is not expected to have a significant impact on Southwest’s financial statements.
FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, changes the existing guidance for determining whether an impairment is other than temporary to debt securities and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS No. 115-2 and SFAS No. 124-2, declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. This FSP is effective for Southwest for the three months ending on June 30, 2009 and is not expected to have a significant impact on Southwest’s financial statements.
FSP SFAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS No. 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. The new interim disclosures required by FSP SFAS No. 107-1 and APB 28-1 will be included in Southwest’s interim financial statements beginning with the second quarter of 2009.
NOTE 15: VISA USA SHARES
Stillwater National and other VISA USA member banks are obligated to share in costs resulting from litigation against VISA

USA, including the costs of the November 9, 2007 settlement of an antitrust lawsuit brought by American Express and potential costs of certain other pending litigation. In March 2008, Visa, Inc. (Visa) completed an initial public offering. This transaction allowed Visa to place part of the cash proceeds into an escrow account that will be utilized to pay litigation and settlement expenses. Stillwater National previously estimated the settlement costs of such litigation and recorded its proportionate share of that estimated liability, reduced by its proportionate share of the escrow account established by Visa. As of March 31, 2009, Stillwater National has a payable of $346,000 recorded on the books based on our review of the outstanding litigation. This amount is an estimate and further adjustments may be required.
As a result of Visa’s public offering, in March 2008, Stillwater National recorded a gain of $1.2 million before tax expense for the redemption for cash of 29,212 shares of VISA USA shares owned by Stillwater National and carried at a zero dollar basis. Stillwater National owns an additional 46,348 shares of Class B Visa stock carried at a zero dollar basis. These remaining shares will be held in escrow by Visa until the latter of the third anniversary of the public offering date or the final resolution of the litigation discussed above.

SOUTHWEST BANCORP, INC.
Management’s Discussion and Analysis
of Financial Condition and Results of Operations
Forward-Looking Statements. This management’s discussion and analysis of financial condition and results of operations, the notes to Southwest’s unaudited consolidated financial statements, and other portions of this report include forward-looking statements such as: statements of Southwest’s goals, intentions, and expectations; estimates of risks and of future costs and benefits; expectations regarding future financial performance of Southwest and its operating segments; assessments of loan quality, probable loan losses, and the amount and timing of loan payoffs; liquidity, contractual obligations, off-balance sheet risk, and market or interest rate risk; and statements of Southwest’s ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws, regulations, and accounting principles; and a variety of other matters. These other matters, include, among other things, the direct and indirect effects of the continuing, unsettled national and international economic conditions on interest rates, credit quality, loan demand, liquidity, and monetary and supervisory policies of banking regulators. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest’s past growth and performance do not necessarily indicate its future results.
Management’s discussion and analysis of Southwest’s consolidated financial condition and results of operations should be read in conjunction with Southwest’s unaudited consolidated financial statements and the accompanying notes.
GENERAL
Southwest Bancorp, Inc. (“Southwest”) is a financial holding company for Stillwater National Bank and Trust Company (“Stillwater National”), Bank of Kansas (“SNB Kansas”), Healthcare Strategic Support, Inc. (“HSSI”), and Business Consulting Group, Inc. (“BCG”). Through its subsidiaries, Southwest offers commercial and consumer lending, deposit and investment services, and specialized cash management, consulting and other financial services from offices in Oklahoma City, Tulsa, Stillwater, Edmond, and Chickasha, Oklahoma; Dallas, Austin, San Antonio, Houston, and Tilden, Texas; and Wichita, Kansas City, Hutchinson, and South Hutchinson, Kansas; and on the Internet, through SNB DirectBanker®. SNB Bank of Wichita (“SNB Wichita”), a wholly owned subsidiary of Southwest, was merged into SNB Kansas on January 23, 2009.
Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest became a public company in late 1993 with assets of approximately $434 million. At March 31, 2009, Southwest had total assets of $2.9 billion, deposits of $2.3 billion, and shareholders’ equity of $300.4 million.
Southwest’s banking philosophy has led to the development of a line of deposit, lending, and other financial products that respond to professional and commercial customer needs for speed, efficiency, and information, and complement more traditional banking products. Such specialized financial services include integrated document imaging and cash management services designed to help our customers in the healthcare industry and other record-intensive enterprises operate more efficiently, and management consulting services through Southwest’s management consulting subsidiaries: HSSI, which serves physicians, hospitals, and healthcare groups, and BCG, which serves commercial enterprises. Information regarding Southwest is available on line at www.oksb.com. Information regarding the products and services of Southwest’s financial institution subsidiaries is available on line at www.banksnb.com, and www.bankofkansas.com. The information on these websites is not a part of this report on Form 10-Q.
Southwest’s strategic focus includes expansion in carefully selected geographic markets. This geographic expansion is based on identification of markets providing the opportunity for gathering deposits or with concentrations of customers in Southwest’s traditional areas of expertise (healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate lending) and makes use of traditional and specialized financial services.
Southwest’s expansion outside Oklahoma began in 2002. At March 31, 2009, the Texas Banking segment accounted for $990.1 million in loans, the Kansas Banking segment accounted for $309.8 million in loans and the Other States Banking Segment accounted for $276.9 million in loans. In total, these offices accounted for 62% of portfolio loans and 61% of total loans, which include loans held for sale. During the first three months of 2009, these segments incurred a net loss of $257,000, yet produced $48.6 million in loan growth, and $40.1 million in asset growth.

The Oklahoma Banking segment accounted for $3.2 million of consolidated year-to-date net income. Outstanding loans in the Oklahoma Banking Segment totaled $949.5 million at quarter end.
Southwest offers products to the student and residential mortgage lending markets. These operations comprise the Secondary Market business segment. During the first three months of 2009, this segment incurred a net loss of $61,000 as a result of increased noninterest expense offset by increased margin and increased noninterest income. Secondary Market loans increased $19.5 million, or 34% to $76.4 million. Southwest engages in residential mortgage lending, but residential mortgages have not been a significant element of Southwest’s strategy. Please see “Financial Condition: Loans” below for additional information.
For additional information on Southwest’s operating segments, please see Note 13, “Operating Segments”, in the Notes to Unaudited Consolidated Financial Statements. The total of net income of the segments discussed above does not equal consolidated net income for the first three months of 2009 due to losses from the Other Operations segment, which provides funding and liquidity services to the rest of the organization.
FINANCIAL CONDITION
Investment Securities
Southwest’s investment security portfolio decreased $85.2 million, or 32%, from $264.2 million at December 31, 2008, to $179.0 million at March 31, 2009. The decrease is primarily the result of a $53.3 million (66%) decrease in U.S. government and agency securities and a $31.7 million (21%) decrease in mortgage backed securities during the first three months of 2009.
In March, Southwest determined that the average maturity of its investment portfolio had become shorter than desired as a result of federal market actions, and undertook a corrective restructure of the investment portfolio. In the restructure, Southwest sold of a mix of securities with a book value totaling $120.1 million and made purchase commitments regarding a similar mix of securities with longer average maturity characteristics with a book value totaling $111.8 million. All sales were completed by March 31, 2009 and purchases were to be completed in the first part of the second quarter.
Loans
Total loans, including loans held for sale, were $2.6 billion at March 31, 2009 a 2% increase from December 31, 2008. Commercial real estate construction, student loans, and other consumer loans increased, while real estate mortgage and commercial loans decreased.
The following table presents the trends in the composition of the loan portfolio at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2009	2008	$ Change	% Change

Real estate mortgage
Commercial	$1,098,587	$1,118,828	$(20,241)	(1.81)%
One-to-four family residential	114,111	113,665	446	0.39
Real estate construction
Commercial	640,132	579,795	60,337	0.10
One-to-four family residential	79,309	79,565	(256)	(0.32)
Commercial	558,834	564,670	(5,836)	(1.03)
Installment and consumer
Student loans	69,792	54,057	15,735	29.11
Other	41,932	40,867	1,065	2.61

Total loans	$2,602,697	$2,551,447	$51,250	2.01

The composition of loans held for sale and reconciliation to total loans is shown in the following table.

	March 31,	December 31,
(Dollars in thousands)	2009	2008	$ Change	% Change

Loans held for sale:
Student loans	$69,792	$54,057	$15,735	29.11%
One-to-four family residential	5,563	1,790	3,773	210.78
Other loans held for sale	1,049	1,094	(45)	(4.11)

Total loans held for sale	76,404	56,941	19,463	34.18
Portfolio loans	2,526,293	2,494,506	31,787	1.27

Total loans	$2,602,697	$2,551,447	$51,250	2.01

Management determines the appropriate level of the allowance for loan losses using an established methodology. (See Note 6: “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.) At March 31, 2009, the allowance for loan losses was $46.3 million, an increase of $6.5 million, or 16%, from the allowance for loan losses at December 31, 2008. Changes in the amount of the allowance resulted from the application of the methodology, which is designed to estimate inherent losses on total loans in the portfolio, including those on nonperforming loans. The allowance was 1.83% and 1.59% of total portfolio loans at March 31, 2009 and December 31, 2008, respectively. Management believes the amount of the allowance is appropriate.
At March 31, 2009, the allowance for loan losses was 55.12% of nonperforming loans, compared to 62.16% of nonperforming loans, at December 31, 2008. (See “Results of Operations-Provision for Loan Losses.”) Nonaccrual loans, which comprise the majority of nonperforming assets, were $73.4 million as of March 31, 2009, an increase of $14.1 million or 24% from year end. These loans are carried at their estimated collectible amounts and no longer accrue interest. Loans 90 days or more past due, another component of nonperforming assets, increased $5.9 million, or 126%, from December 31, 2008. These loans are believed to have sufficient collateral and in the process of being collected. At March 31, 2009 and December 31, 2008, six credit relationships represented 69% and 82% of nonperforming loans and 65% and 75% of nonperforming assets, respectively. As of March 31, 2009, these credit relationships include three collateral dependent lending relationships with aggregate principal balances of $41.0 million. The associated loss reserves for these three relationships were established based on the estimated fair value of the supporting collateral.
Performing loans considered potential problem loans (loans that are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems cause management to have concerns as to the ability of the borrowers to comply with the present loan repayment terms and which may become problems in the future) amounted to approximately $133.8 million at March 31, 2009, compared to $131.5 million at December 31, 2008. Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.
At March 31, 2009, the reserve for unfunded loan commitments was $3.8 million, a $90,000, or 2%, increase from the amount at December 31, 2008. Management believes the amount of the reserve is appropriate and the increased amount is the result of application of our methodology. (See Note 6: “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.)
Deposits and Other Borrowings
Southwest’s deposits were $2.3 billion at March 31, 2009 and $2.2 billion at December 31, 2008. Increases occurred in all types of deposit accounts.

The following table presents the trends in the composition of deposits at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2009	2008	$ Change	% Change
Noninterest-bearing demand	$274,175	$261,940	$12,235	4.67%
Interest-bearing demand	85,629	76,027	9,602	12.63
Money market accounts	467,924	454,250	13,674	3.01
Savings accounts	15,797	14,135	1,662	11.76
Time deposits of $100,000 or more	888,877	802,244	86,633	10.80
Other time deposits	597,687	571,526	26,161	4.58

Total deposits	$2,330,089	$2,180,122	$149,967	6.88

Stillwater National has substantial unused borrowing availability in the form of unsecured brokered certificate of deposits from Merrill Lynch & Co., Citigroup Global Markets, Inc., Wachovia Bank NA, UBS Securities LLC, RBC Capital Markets Corp., and Morgan Stanley & Co., Inc., in connection with its retail certificate of deposit program. At March 31, 2009, $373.4 million in these retail certificates of deposit were included in time deposits of $100,000 or more, an increase of $17.1 million, or 5%, from year-end 2008.
Stillwater National has other brokered certificates of deposit totaling $4.1 million as of March 31, 2009 and December 31, 2008 included in time deposits of $100,000 or more in the above table. In addition, Stillwater National has brokered certificates of deposit issued in amounts under $100,000 totaling $589,000 and $3.4 million as of March 31, 2009, and December 31, 2008, respectively, included in other time deposits in the above table.
Other borrowings, which includes federal funds purchased, FHLB borrowings, and repurchase agreements, decreased $101.4 million, or 34%, to $193.7 million during the first three months of 2009. The decrease reflects the changes in the need for funding based on deposit activities for the period.
Shareholders’ Equity
Shareholders’ equity decreased $1.8 million, or 1%, due primarily to a reduction in net unrealized holding gains on available for sale investment securities (net of tax) of $2.2 million and dividends declared totaling $1.2 million, offset in part by earnings of $1.3 million for the first three months of 2009. Issuance of common stock through the employee stock purchase plan and share based compensation plans, including tax benefits realized, contributed an additional $298,000 to shareholders’ equity in the first three months of 2009.
At March 31, 2009, Southwest, Stillwater National, and SNB Kansas continued to exceed all applicable regulatory capital requirements. See “Capital Resources” on page 31.
RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2009 and 2008
Net income available to common shareholders for the first quarter of 2009 of $296,000 represented a decrease of $4.9 million, or 94%, from the $5.2 million earned in the first quarter of 2008. Diluted earnings per share were $0.02 compared to $0.36, a 94% decrease. The decrease in quarterly net income available to common shareholders was the result of an $8.6 million, or 387%, increase in the provision for loan losses, a $795,000, or 4%, decrease in net interest income and $876,000 in quarterly dividends on preferred stock, offset in part by a $2.5 million, or 78%, decrease in income taxes, a $1.8 million, or 38%, increase in noninterest income, and a $1.2 million, or 8%, decrease in noninterest expense.
The $795,000 decrease in net interest income for the quarter was primarily due to the effects of decreased loan yields, which more than offset the favorable effects of increased loan volume. Provisions for loan losses are booked in the amounts necessary to increase the allowance for loan losses to an appropriate level at period end after charge-offs for the period. The necessary provision for first quarter of 2009 was $8.6 million more than the provision required for first quarter of 2008. (See Note 6: “Allowance for Loan Losses and Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses and for Unfunded Loan Commitments” on page 29.)

The increase in noninterest income was mainly the result of increased gains on securities of $1.7 million, an increase in service charges and fees of $143,000, and a $92,000 increase in other noninterest income, offset by decreased gains on sale of loans of $122,000. The decrease in noninterest expense consists of a $2.0 million decrease in salaries and employee benefits and a $112,000 decrease in other real estate, offset by a $538,000 increase in FDIC and other insurance, a $273,000 increase in occupancy expense and a $53,000 increase in general and administrative expense.
On an operating segment basis, the decrease in net income was the result of a $2.9 million reduction in net income from the Other States Banking segment, a $1.3 million reduction in net income from the Texas Banking segment, and a $609,000 increased loss from the Other Operations segment, offset by a $707,000 increase in net income from the Oklahoma Banking segment, a $140,000 increase in net income from the Kansas Banking segment, and a $113,000 increase in net income from the Secondary Market segment.
Net Interest Income

	For the three months
	ended March 31,
(Dollars in thousands)	2009	2008	$ Change	% Change

Interest income:
Loans	$33,268	$40,610	$(7,342)	(18.08)%
Investment securities:
U.S. government and agency obligations	675	1,168	(493)	(42.21)
Mortgage-backed securities	1,593	937	656	70.01
State and political subdivisions	85	90	(5)	(5.56)
Other securities	159	141	18	12.77
Other interest-earning assets	6	28	(22)	(78.57)

Total interest income	35,786	42,974	(7,188)	(16.73)

Interest expense:
Interest-bearing demand deposits	153	141	12	8.51
Money market accounts	1,353	4,528	(3,175)	(70.12)
Savings accounts	9	22	(13)	(59.09)
Time deposits of $100,000 or more	6,150	7,865	(1,715)	(21.81)
Other time deposits	4,395	5,698	(1,303)	(22.87)
Other borrowings	1,284	2,029	(745)	(36.72)
Subordinated debentures	1,404	858	546	63.64

Total interest expense	14,748	21,141	(6,393)	(30.24)

Net interest income	$21,038	$21,833	$(795)	(3.64)%

Net interest income is the difference between the interest income Southwest earns on its loans, investments, and other interest-earning assets, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by changes in market interest rates because different types of assets owned and liabilities issued by Southwest may react differently, and at different times, to changes in market interest rates. When interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. Similarly, when interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase of market rates of interest could reduce net interest income.
Yields on Southwest’s interest-earning assets decreased 169 basis points, while the rates paid on Southwest’s interest-bearing liabilities decreased only 144 basis points, resulting in a decrease in the interest rate spread to 2.54% for the first quarter of 2009 from 2.79% for the first quarter of 2008. During the same periods, annualized net interest margin was 3.00% and 3.45%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 121.94% from 119.68%.
The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets, which was offset in part by the effects of a $301.8 million, or 12%, increase in average interest-earning assets. Southwest’s average loans increased $290.2 million, or 13%; however, the related yield decreased to 5.20% for the first quarter of 2009 from 7.09% in

2008. During the same period, average investment securities increased $11.7 million, or 5%, and the related yield increased to 4.10% from 3.97% in 2008.
The decrease in total interest expense can be attributed to the decrease in rates paid on interest-bearing liabilities, offset in part by a $208.0 million, or 10%, increase in average interest-bearing liabilities. Southwest’s average total interest-bearing deposits increased $174.8 million, or 9%; however, the related yield decreased to 2.43% for the first quarter of 2009 from 3.99% in 2008.
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

	For the three months ended March 31,
	2009 vs. 2008
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate
Interest earned on:
Loans receivable (1)	$(7,342)	$4,672	$(12,014)
Investment securities	176	117	59
Other interest-earning assets	(22)	—	(22)

Total interest income	(7,188)	4,684	(11,872)

Interest paid on:
Interest-bearing demand	12	29	(17)
Money market accounts	(3,175)	(562)	(2,613)
Savings accounts	(13)	2	(15)
Time deposits	(3,018)	2,296	(5,314)
Other borrowings	(745)	(20)	(725)
Subordinated debentures	546	614	(68)

Total interest expense	(6,393)	1,909	(8,302)

Net interest income	$(795)	$2,775	$(3,570)

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material . Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

SOUTHWEST BANCORP, INC.
UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the three months ended March 31,
	2009			2008
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Total loans	$2,595,124	$33,268	5.20%	$2,304,966	$40,610	7.09%
Investment securities	248,499	2,512	4.10	236,848	2,336	3.97
Other interest-earning assets	2,785	6	0.87	2,763	28	4.08

Total interest-earning assets	2,846,408	35,786	5.10	2,544,577	42,974	6.79
Other assets	68,949			72,879

Total assets	$2,915,357			$2,617,456

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$88,714	$153	0.70%	$72,734	$141	0.78%
Money market accounts	469,428	1,353	1.17	546,034	4,528	3.34
Savings accounts	15,074	9	0.24	13,463	22	0.66
Time deposits	1,442,587	10,545	2.96	1,208,782	13,563	4.51

Total interest-bearing deposits	2,015,803	12,060	2.43	1,841,013	18,254	3.99
Other borrowings	236,464	1,284	2.20	238,811	2,029	3.42
Subordinated debentures	81,963	1,404	6.85	46,393	858	7.40

Total interest-bearing liabilities	2,334,230	14,748	2.56	2,126,217	21,141	4.00

Noninterest-bearing demand deposits	256,493			247,241
Other liabilities	19,405			21,756
Shareholders’ equity	305,229			222,242

Total liabilities and shareholders’ equity	$2,915,357			$2,617,456

Interest rate spread		$21,038	2.54%		$21,833	2.79%

Net interest margin (1)			3.00%			3.45%

Ratio of average interest-earning assets to average interest-bearing liabilities	121.94%			119.68%

(1)	Net interest margin = annualized net interest income / average interest-earning assets

Noninterest Income

	For the three months
	ended March 31,
(Dollars in thousands)	2009	2008	$ Change	% Change

Noninterest income:
ATM and bank card service charges	$351	$353	$(2)	(0.57)%
Other service charges	2,179	1,885	294	15.60
Other fees	70	219	(149)	(68.04)
Other noninterest income	238	146	92	63.01
Gain on sales of loans:
Student loan sales	54	298	(244)	(81.88)
Mortgage loan sales	664	193	471	244.04
All other loan sales	—	349	(349)	(100.00)
Gain on investment securities	2,921	1,245	1,676	134.62

Total noninterest income	$6,477	$4,688	$1,789	38.16%

The increase in other service charges is the result of increases in commercial account service charges. These charges increased as the net result of a reduction in earnings credits paid to depositors on balances caused by decreases in interest rates and a decrease in overdraft service charges. Other fees decreased as a result of decreased brokerage fees, decreased loan fees and increased amortization of mortgage servicing rights, which includes an impairment charge of $279,000 and $260,000 at March 31, 2009 and March 31, 2008 respectively.
The increase in other noninterest income is primarily the result of decreased loss on the sale of fixed assets offset by decreased consulting fee income.
Gain on sales of loans is a reflection of the activity in the student, mortgage and commercial lending areas discussed elsewhere in this report.
As of March 31, 2009, gain on investment securities includes a $2.9 million gain recognized as the result of the sale of investment securities during the period, while the $1.2 million gain at March 31, 2008, is the result of the redemption of certain VISA USA common shares.
Noninterest Expense

	For the three months
	ended March 31,
(Dollars in thousands)	2009	2008	$ Change	% Change

Noninterest expense:
Salaries and employee benefits	$7,239	$9,222	$(1,983)	(21.50)%
Occupancy	2,731	2,458	273	11.11
FDIC and other insurance	991	453	538	118.76
Other real estate (net)	(102)	10	(112)	(1,120.00)
Unfunded loan commitment reserve	90	145	(55)	(37.93)
Other general and administrative	3,650	3,542	108	3.05

Total noninterest expense	$14,599	$15,830	$(1,231)	(7.78)%

Salaries and employee benefits decreased primarily as a result of a decrease in the number of employees, a decrease in the profit sharing contribution, a decrease in accrued bonus expense, and an increase in deferred expense recognition related to loan origination costs. The number of full-time equivalent employees for the quarter decreased from 442 at the beginning of the quarter to 425 as of March 31, 2009. For the first quarter of 2008, the number of full-time equivalent employees for the quarter decreased from 489 at the beginning of the quarter to 467 as of March 31, 2008.

Occupancy expense increased primarily due to increased building rental expense, increased depreciation expense, increased ad valorem tax expense, and increased amortization of maintenance contracts.
Southwest’s bank subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates. The increase from prior year is primarily due to the FDIC finalizing a rule in December 2008 that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment. The increase also includes the additional 10 basis point assessment paid on covered transaction accounts exceeding $250,000 under the Temporary Liquidity Guaranty Program.
In February 2009, the FDIC issued final rules that changed the risk-based assessment system and set assessment rates to begin in the second quarter of 2009. Four risk categories (I-IV), each subject to different premium rates, were established, based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating. Until April 1, 2009, insured depository institutions paid deposit insurance premiums that ranged from 5 to 7 basis points on an institution’s assessment base for institutions in Risk Category I (well capitalized institutions perceived as posing the least risk to the insurance fund), and 10, 28, and 43 basis points for institutions in Risk Categories II, III, and IV. Stillwater National and Bank of Kansas are in Risk Category I. Beginning on April 1, 2009, three new factors can result in adjustments to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier I capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount, other than those received through a deposit placement network on a reciprocal basis. Beginning April 1, 2009, the adjusted premium rates increased to range from 7 to 24 basis points for Risk Category I and from 17 to 77.5 for Risk Categories II through IV.
Further, in late February, the FDIC adopted an interim rule imposing an emergency special assessment on all banks of up to 20 basis points. The assessment is to be collected on September 30, 2009. The interim rule also would permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance. Southwest cannot yet determine whether the FDIC will actually impose such special assessments or if it does, the amount and timing of such assessments. As a result of competitive pressures for deposits, Southwest may not be able to adjust deposit rates to offset the cost of increased deposit insurance premiums.
As of March 31, 2009, other real estate (net) includes a $337,000 gain that was recognized on the sale of two properties, offset by $224,000 increased expenses incurred on properties.
The unfunded loan commitment reserve expense decreased due to a decline in the growth of commitments when compared to the same period of prior year.
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
The allowance for loan losses of $46.3 million increased $6.5 million, or 16%, from year-end 2008. A provision for loan losses of $10.9 million was recorded in the first three months of 2009, an increase of $8.6 million, or 387%, from the first three months of 2008. The increase in the provision for loan losses was the result of the calculations of the appropriate allowance at each period end. This change in the period end allowance is the result of an increase in the allowance related to impaired loans, an increase in net charge-offs for the period, an increase in potential problem loans, and growth in performing commercial and commercial real estate loans,. (See Note 6: “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.)
At March 31, 2009, the reserve for unfunded loan commitments was $3.8 million, a $90,000, or 2%, increase from the amount reported at December 31, 2008. This reserve is included in other liabilities. The related provision for unfunded loan commitments is a component of general and administrative expense. (See Note 6: “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.)

Taxes on Income
Southwest’s income tax expense was $705,000 and $3.2 million for the first three months of 2009 and 2008, respectively, a decrease of $2.5 million, or 78%. The effective tax rate for the first three months of 2009 was 34.66% while the effective tax rate for the first three months of 2008 was 38.40%.
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
Southwest, Stillwater National, and SNB Kansas have available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank (“FRB”), the Student Loan Marketing Association (“Sallie Mae”), the Federal Home Loan Bank of Topeka (“FHLB”).
Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $1.9 million at March 31, 2009. Stillwater National has approved federal funds purchase lines totaling $316.3 million with ten banks; $400,000 was outstanding on these lines at March 31, 2009. Stillwater National is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program. Collateral under this program consists of pledged selected commercial and industrial loans. Currently the collateral will allow Stillwater National to borrow up to $112.0 million. As of March 31, 2009, no borrowings were made through the BIC program. In addition, Stillwater National has available a $446.9 million line of credit and SNB Kansas has a $37.6 million line of credit from the FHLB. Borrowings under the FHLB lines are secured by investment securities and loans. At March 31, 2009, the Stillwater National FHLB line of credit had an outstanding balance of $146.5 million and the SNB Kansas lines of credit had an outstanding balance of $5.0 million. Stillwater National also has available a line of credit from Sallie Mae for $200 million, with borrowings secured by student loans. Southwest had no outstanding balance on the Sallie Mae line as of March 31, 2009.
See also “Deposits and Other Borrowings” on page 23 for funds available on brokered certificate of deposit lines of credit.
Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of U.S. government agency obligations, which are designated as pledged with Stillwater National’s safekeeping agent. These transactions are for one to four day periods. Outstanding balances under this program were $25.0 million and $35.0 million as of March 31, 2009 and 2008, respectively.
During the first three months of 2009, the only category of other borrowings whose average exceeded 30% of ending shareholders’ equity was funds borrowed from the FHLB.

	March 31, 2009	March 31, 2008
	Funds	Funds
	Borrowed	Borrowed
(Dollars in thousands)	from the FHLB	from the FHLB

Amount outstanding at end of period	$151,500	$101,500
Weighted average rate paid at end of period	2.58%	3.16%
Average Balance:
For the three months ended	$151,522	$88,840
Average Rate Paid:
For the three months ended	2.64%	3.63%
Maximum amount outstanding at any month end	$151,500	$101,500
During the first three months of 2009, cash and cash equivalents increased by $23.4 million, or 86%, to $50.7 million. This increase was the net result of cash provided by investing activities of $49.1 million (primarily proceeds from sales and calls of available for sale securities net of purchases of available for sale securities and loan originations and repayments) and cash provided from financing activities of $46.5 million (primarily from increased deposits offset by decreases in other borrowings), offset by cash used in operating activities of $72.2 million.
During the first three months of 2008, cash and cash equivalents decreased by $8.1 million, or 18%, to $37.6 million. This decrease was the net result of cash used in investing activities of $122.7 million (primarily from net loans originated net of principal repayments), offset in part by cash provided by operating activities of $13.6 million, and cash provided from financing activities of $101.1 million.
CAPITAL RESOURCES
Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines. At March 31, 2009, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 14.11%, a Tier I risk-based capital ratio of 12.85%, and a leverage ratio of 12.72%. As of March 31, 2009, Stillwater National and SNB Kansas met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, or SNB Kansas by bank regulators.
On March 6, 2009, Southwest declared a dividend of $0.0238 per common share payable on April 1, 2009 to shareholders of record as of March 17, 2009. This represents a decrease from the $0.095 dividend paid for each quarter of 2008. The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns and other factors.
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

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

Policy Limit	(18.00)%	(10.00)%	(5.00)%
March 31, 2009	3.80%	0.05%	(0.80)%
December 31, 2008	(2.26)%	(4.08)%	(3.81)%
On December 16, 2008, the Federal Open Market Committee established the overnight rate as a range of 0% to 0.25%. Southwest believes that all down rate scenarios are impractical since they would result in rates of less than 0%. As a result, the down 100 bp, down 200 bp and down 300 bp scenarios have been excluded. The Net Interest Income at Risk position improved in the rising interest rate environment when compared to the December 31, 2008 risk position. Southwest’s largest exposure to changes in interest rate is in the +100 bp scenario with a measure of (0.80%) at March 31, 2009, an improvement of 3.01 percentage points from the December 31, 2008 level of (3.81%). All of the above measures of net interest income at risk remain well within prescribed policy limits.
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

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

Policy Limit	(35.00)%	(20.00)%	(10.00)%
March 31, 2009	(5.25)%	(1.43)%	0.59%
December 31, 2008	(8.48)%	(4.03)%	(0.82)%
As of March 31, 2009, the economic value of equity measure improved in each of the increasing interest rate scenario when compared to the December 31, 2008 percentages. Southwest’s largest economic value of equity exposure is the +300 bp scenario which improved 3.23 percentage points to (5.25%) on March 31, 2009 from the December 31, 2008 value of (8.48%). The economic value of equity ratio in all scenarios remains well within Southwest’s Asset and Liability Management Policy limits.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of March 31, 2009. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of March 31, 2009.
First Three Months of 2009 Changes in Internal Control over Financial Reporting
No change occurred during the first three months of 2009 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.
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

PART II: OTHER INFORMATION
Item 1: Legal proceedings
None
Item 1A: Risk Factors
There were no material changes in risk factors during the first three months of 2009 from those disclosed in Southwest’s Form 10-K for the year ended December 31, 2008.
Item 2: Unregistered sales of equity securities and use of proceeds
There were no unregistered sales of equity securities by Southwest during the quarter ended March 31, 2009.
There were no purchases of Southwest’s common stock by or on behalf of Southwest or any affiliated purchasers of Southwest (as defined in Securities and Exchange Commission Rule 10b-18) during the three months ended March 31, 2009.
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

SOUTHWEST BANCORP, INC. (Registrant)

By:	/s/ Rick Green	May 7, 2009

	Rick Green	Date
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kerby Crowell	May 7, 2009

	Kerby Crowell	Date
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)