Form 10-Q
period 2009-06-30
SOUTHWEST BANCORP INC
filed 2009-08-07
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-23064
SOUTHWEST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-1136584 (I.R.S. Employer Identification Number)

608 South Main Street Stillwater, Oklahoma	74074 (Zip Code)
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
14,652,726 (08/06/09)

SOUTHWEST BANCORP, INC.
INDEX TO FORM 10-Q

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
(Dollars in thousands)	2009	2008

Assets
Cash and due from banks	$33,724	$27,287
Federal funds sold	809	—

Cash and cash equivalents	34,533	27,287
Investment securities:
Held to maturity, fair value $6,834 (2009) and $7,293 (2008)	6,795	7,343
Available for sale, amortized cost $214,944 (2009) and $233,293 (2008)	216,293	238,037
Other investments at cost	19,989	18,786
Loans held for sale	26,006	56,941
Loans receivable	2,704,326	2,494,506
Less: Allowance for loan losses	(51,753)	(39,773)

Net loans receivable	2,652,573	2,454,733
Accrued interest receivable	10,753	11,512
Premises and equipment, net	24,743	24,580
Other real estate	8,941	6,092
Goodwill	6,811	7,071
Other intangible assets, net	5,974	3,764
Other assets	25,574	23,616

Total assets	$3,038,985	$2,879,762

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand	$291,014	$261,940
Interest-bearing demand	94,060	76,027
Money market accounts	483,162	454,250
Savings accounts	25,660	14,135
Time deposits of $100,000 or more	905,202	802,244
Other time deposits	653,197	571,526

Total deposits	2,452,295	2,180,122
Accrued interest payable	5,953	7,018
Income tax payable	5,752	3,651
Other liabilities	11,238	9,667
Other borrowings	176,368	295,138
Subordinated debentures	81,963	81,963

Total liabilities	2,733,569	2,577,559
Shareholders’ equity:
Preferred stock, Series B — $1,000 par value; 1,250,000 shares authorized; 70,000 shares issued	66,710	66,392
Common stock — $1 par value; 20,000,000 shares authorized; 14,658,042 shares issued	14,658	14,658
Paid in capital	48,387	49,101
Retained earnings	175,089	170,579
Accumulated other comprehensive income	853	2,921
Treasury stock, at cost; 15,602 (2009) and 80,383 (2008) shares	(281)	(1,448)

Total shareholders’ equity	305,416	302,203

Total liabilities & shareholders’ equity	$3,038,985	$2,879,762

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands, except earnings per share data)	2009	2008	2009	2008

Interest income:
Interest and fees on loans	$36,009	$37,485	$69,277	$78,095
Investment securities:
U.S. government and agency obligations	298	747	973	1,915
Mortgage-backed securities	1,561	1,407	3,154	2,344
State and political subdivisions	141	100	300	190
Other securities	79	172	164	313
Other interest-earning assets	3	20	9	48

Total interest income	38,091	39,931	73,877	82,905

Interest expense:
Interest-bearing demand	150	166	303	307
Money market accounts	1,211	3,062	2,564	7,590
Savings accounts	14	19	23	41
Time deposits of $100,000 or more	5,552	7,051	11,702	14,916
Other time deposits	4,145	4,809	8,540	10,507
Other borrowings	1,180	1,887	2,464	3,916
Subordinated debentures	1,383	653	2,787	1,511

Total interest expense	13,635	17,647	28,383	38,788

Net interest income	24,456	22,284	45,494	44,117

Provision for loan losses	7,477	3,190	18,359	5,426

Net interest income after provision for loan losses	16,979	19,094	27,135	38,691

Noninterest income:
Service charges and fees	2,817	2,812	5,417	5,269
Other noninterest income	246	541	484	687
Gain on acquisition	3,281	—	3,281	—
Gain on sales of loans	926	603	1,644	1,443
Gain (loss) on sale/call of securities	(9)	3	2,912	1,248

Total noninterest income	7,261	3,959	13,738	8,647

Noninterest expense:
Salaries and employee benefits	6,887	8,856	14,126	18,078
Occupancy	2,789	2,602	5,520	5,060
FDIC and other insurance	2,319	521	3,310	974
Other real estate, net	103	197	1	207
General and administrative	2,592	4,156	6,332	7,843

Total noninterest expense	14,690	16,332	29,289	32,162

Income before taxes	9,550	6,721	11,584	15,176
Taxes on income	3,605	2,559	4,310	5,806

Net income	$5,945	$4,162	$7,274	$9,370

Net income available to common shareholders	$4,910	$4,162	$5,206	$9,370

Basic earnings per common share	$0.34	$0.29	$0.36	$0.65
Diluted earnings per common share	$0.33	$0.28	$0.35	$0.64
Cash dividends declared per share	$0.0238	$0.0950	$0.0476	$0.1900

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months
	ended June 30,
(Dollars in thousands)	2009	2008

Operating activities:
Net income	$7,274	$9,370
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	18,359	5,426
Deferred tax benefit	(2,820)	(680)
Asset depreciation	1,487	1,411
Securities premium amortization (discount accretion), net	740	49
Amortization of intangibles	919	733
Stock based compensation	175	306
Net gain on sale/call of investment securities	(2,912)	(1,248)
Net gain on sales of available for sale loans	(1,644)	(1,443)
Net loss on sales of premises/equipment	15	223
Net gain on other real estate owned	(336)	(369)
Gain on acquisition	3,281	—
Proceeds from sales of residential mortgage loans	97,580	32,506
Residential mortgage loans originated for resale	(100,920)	(32,345)
Proceeds from sales of student loans	72,342	56,270
Student loans originated for resale	(36,586)	(51,545)
Net change in assets and liabilities:
Accrued interest receivable	759	10,493
Other assets	(600)	(4,078)
Income taxes payable	2,046	2,457
Excess tax benefit (expense) from share-based payment arrangements	55	(306)
Accrued interest payable	(1,065)	(1,761)
Other liabilities	(570)	1,083

Net cash provided by operating activities	57,579	26,552

Investing activities:
Proceeds from sales of available for sale securities	123,458	7,787
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	550	—
Available for sale securities	43,935	159,662
Purchases of other investments	(1,203)	(211)
Purchases of held to maturity securities	—	(2,500)
Purchases of available for sale securities	(146,874)	(144,090)
Loans originated and principal repayments, net	(221,598)	(249,913)
Purchases of premises and equipment	(1,729)	(1,055)
Proceeds from sales of premises and equipment	89	155
Proceeds from sales of other real estate owned	2,726	10,515

Net cash used in investing activities	(200,646)	(219,650)

Financing activities:
Net increase in deposits	272,173	152,422
Net increase (decrease) in other borrowings	(118,770)	47,258
Net proceeds from issuance of common stock	253	1,594
Excess tax benefit (expense) from share-based payment arrangements	(55)	306
Preferred stock dividends paid	(1,556)	—
Common stock dividends paid	(1,732)	(2,698)

Net cash provided from financing activities	150,313	198,882

Net change in cash and cash equivalents	7,246	5,784
Cash and cash equivalents:
Beginning of period	27,287	45,678

End of period	$34,533	$51,462

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

						Accumulated
						Other		Total
	Preferred	Common Stock		Paid in	Retained	Comprehensive	Treasury	Shareholders’
(Dollars in thousands)	Stock	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance, December 31, 2008	$66,392	14,658,042	$14,658	$49,101	$170,579	$2,921	$(1,448)	$302,203

Cash dividends:
Preferred	—	—	—	—	(1,750)	—	—	(1,750)
Common, $0.0476 per share, and other dividends	—	—	—	—	(696)	—	—	(696)
Warrant amortization	318	—	—	—	(318)	—	—	—
Common stock issued:
Employee Stock Option Plan	—	—	—	(411)	—	—	622	211
Employee Stock Purchase Plan	—	—	—	(36)	—	—	78	42
Restricted Stock	—	—	—	(240)	—	—	467	227
Tax expense related to exercise of stock options	—	—	—	(55)	—	—	—	(55)
Stock Compensation Expense	—	—	—	28	—	—	—	28
Other comprehensive loss, net of tax	—	—	—	—	—	(2,068)	—	(2,068)
Net income	—	—	—	—	7,274	—	—	7,274

Balance, June 30, 2009	$66,710	14,658,042	$14,658	$48,387	$175,089	$853	$(281)	$305,416

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands)	2009	2008	2009	2008

Net income	$5,945	$4,162	$7,274	$9,370

Other comprehensive income (loss):
Unrealized holding gain (loss) on available for sale securities	200	(3,349)	(474)	(1,484)
Reclassification adjustment for gains (losses) arising during the period	9	(3)	(2,921)	(1,248)

Other comprehensive income (loss), before tax	209	(3,352)	(3,395)	(2,732)
Tax benefit (expense) related to items of other comprehensive income (loss)	(76)	1,294	1,327	1,068

Other comprehensive income (loss), net of tax	133	(2,058)	(2,068)	(1,664)

Comprehensive income	$6,078	$2,104	$5,206	$7,706

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1: GENERAL
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal recurring adjustments. The results of operations for the three and six months ended June 30, 2009, and the cash flows for the six months ended June 30, 2009, should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2008.
NOTE 2: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Southwest Bancorp, Inc. (“Southwest”), its wholly owned financial institution subsidiaries, Stillwater National Bank and Trust Company (“Stillwater National”), and Bank of Kansas, and its management consulting subsidiaries, Healthcare Strategic Support, Inc. (“HSSI”), and Business Consulting Group, Inc. (“BCG”), and SNB Capital Corporation, a lending and loan workout subsidiary. SNB Bank of Wichita (“SNB Wichita”), a wholly owned subsidiary of Southwest, was merged into Bank of Kansas on January 23, 2009. All significant intercompany transactions and balances have been eliminated in consolidation.
Effective June 30, 2009, Southwest adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. In accordance with SFAS No. 165, Southwest has evaluated subsequent events for potential recognitions and disclosure through August 6, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.
NOTE 3: ACQUISITIONS
On June 19, 2009, Bank of Kansas entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire substantially all deposits and loans as well as certain other liabilities and assets of First National Bank of Anthony, Anthony, Kansas (“FNBA”), in an FDIC-assisted transaction. FNBA was a full service commercial bank that had been placed in receivership with the FDIC. In this transaction, Bank of Kansas acquired the following assets and liabilities at their respective fair values:

(Dollars in thousands)	Amount

Cash and cash equivalents	$6,039
Loans	117,096
Investment securities	20,644
Core deposit intangibles	1,983
Other real estate owned	2,938
Other assets	1,141

Total assets acquired	$149,841

Deposits	135,007
Borrowings	21,672
Other liabilities	1,003

Net assets acquired	$(7,841)
Plus: cash received from FDIC	11,122

Gain on acquisition	$3,281

The acquisition of these assets and liabilities constitute a business as defined by SFAS No. 141(R), Business Combinations, (“SFAS
No 141(R)”) because they are capable of being operated as a business. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The resulting gain of $3.3 million on the acquisition is included in noninterest income in the June 30, 2009 Consolidated Statement of Operations.
Bank of Kansas and the FDIC entered into loss sharing agreements that provide Bank of Kansas with significant protection against credit losses from loans and related assets acquired in the transaction. Under these agreements, the FDIC will reimburse Bank of Kansas 80% of net losses up to $35.0 million on covered assets, primarily acquired loans and other real estate, and 95% of any net losses above $35.0 million. Bank of Kansas will service the covered assets. The loss sharing agreements have terms of ten years for one-to-four family residential loans and eight years for all other loan types. The expected payments from the FDIC under the loss sharing agreements were recorded as part of the loans acquired at a fair value of $33.1 million.
It is expected that, based upon the analysis performed by the outside valuation firm, Bank of Kansas will accrete additional discounts into income as Bank of Kansas collects on the assets covered by the loss share agreements.
Bank of Kansas is evaluating buying branch offices that were owned by FNBA from the FDIC. Acquisition costs of the branch buildings will be based on current appraisals and determined at a later date.
AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, (“SOP-03-3”) applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. SOP 03-3 prohibits carrying over or creating an allowance for loan losses upon initial recognition. Substantially all of the loans we acquired will be accounted for under SOP 03-3.
The estimated value at the acquisition date of the contractually required payments receivable for loans was $123.2 million, the cash flows expected to be collected were $87.5 million including interest, and the estimated fair value of the loans was $84.0 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effect of estimated prepayments. At June 30, 2009, these loans were valued based on the estimated expected cash flows which included liquidation of underlying collateral and the time and amount of the cash flows using a discount rate commensurate with the related risks of the loan portfolio. Certain amounts related to the loans are preliminary estimates; however, changes in the carrying amounts, if any, are not expected to be material. Interest income from the acquisition date to June 30, 2009 was not material. The estimated loss reimbursement from the FDIC was valued using the timing of the loss estimate from the related loans at a discount rate commensurate with the risk of this receivable.
Acquired assets are categorized as follows:

(Dollars in thousands)	Loans	Other	Total

Commercial real estate	$31,128	$—	$31,128
1-4 family residential	11,457	—	11,457
Real Estate Construction	19,022	—	19,022
Commercial	19,603	—	19,603
Consumer	2,767	—	2,767
Other real estate owned	—	2,938	2,938
Estimated loss reimbursement from the FDIC	33,119	—	33,119

Total covered assets	$117,096	$2,938	$120,034

During the current quarter, we discovered an error in the entries made to record a prior acquisition in 2007 and recorded the correction in the current period. The adjustment was recorded to reduce goodwill by $260,000 to properly record other asset balances that were established at the time of the acquisition. This adjustment is not material to previous fiscal years, nor is it expected to be material to anticipated results for the full fiscal year and accordingly, Southwest has included the correction in the period identified.

NOTE 4: INVESTMENT SECURITIES AND OTHER INVESTMENTS
Effective April 1, 2009, Southwest adopted Financial Staff Position (“FSP”) SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2 and SFAS No. 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS No. 115-2 and SFAS No. 124-2, declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.
A summary of the amortized cost and fair values of investment securities at June 30, 2009 and December 31, 2008 follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

At June 30, 2009:
Held to Maturity:
Obligations of state and political subdivisions	$6,795	$47	$(8)	$6,834

Total	$6,795	$47	$(8)	$6,834

Available for Sale:
U.S. Government obligations	$997	$3	$—	$1,000
Federal agency securities	43,936	489	(128)	44,297
Obligations of state and political subdivisions	1,623	21	(1)	1,643
Mortgage-backed securities	167,472	1,687	(808)	168,351
Equity securities	916	87	(1)	1,002

Total	$214,944	$2,287	$(938)	$216,293

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

At December 31, 2008:
Held to Maturity:
Obligations of state and political subdivisions	$7,343	$10	$(60)	$7,293

Total	$7,343	$10	$(60)	$7,293

Available for Sale:
U.S. Government obligations	$986	$13	$—	$999
Federal agency securities	77,543	1,663	(9)	79,197
Obligations of state and political subdivisions	2,736	19	—	2,755
Mortgage-backed securities	151,130	2,897	(14)	154,013
Equity securities	898	175	—	1,073

Total	$233,293	$4,767	$(23)	$238,037

Federal Reserve Bank stock, Federal Home Loan Bank stock, and certain other investments are not readily marketable and are carried at cost. Total investments carried at cost were $20.0 million and $18.8 million at June 30, 2009 and December 31, 2008, respectively. There are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of these investments carried at cost; therefore, the fair value is not estimated.

Gain or loss on sale of investments is based upon the specific identification method. Sales of securities available for sale were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands)	2009	2008	2009	2008

Proceeds from sales	$—	$—	$122,694	$7,790
Gross realized gains	—	—	2,911	1,290
Gross realized losses	—	—	—	—
The following tables present securities with gross unrealized losses and fair value by length of time that the individual securities had been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008. Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
			Loss Existing for:
	Number of	Amortized	Less Than	More Than	Fair
(Dollars in thousands)	Securities	Cost	12 Months	12 Months	Value

At June 30, 2009:
Held to Maturity:
Obligations of state and political subdivisions	2	$2,500	$(8)	$—	$2,492

Total	2	$2,500	$(8)	$—	$2,492

Available for Sale:
Federal agency securities	4	$12,163	$(128)	$—	$12,035
Obligations of state and political subdivisions	3	121	(1)	—	120
Mortgage-backed securities	26	92,312	(808)	—	91,504
Other equity securities	1	10	(1)	—	9

Total	34	$104,606	$(938)	$—	$103,668

			Continuous Unrealized
			Loss Existing for:
	Number of	Amortized	Less Than	More Than	Fair
(Dollars in thousands)	Securities	Cost	12 Months	12 Months	Value

At December 31, 2008:
Held to Maturity:
Obligations of state and political subdivisions	5	$2,875	$(60)	$—	$2,815

Total	5	$2,875	$(60)	$—	$2,815

Available for Sale:
Federal agency securities	2	$5,962	$(9)	$—	$5,953
Obligations of state and political subdivisions	1	1,250	—	—	1,250
Mortgage-backed securities	8	3,608	(14)	—	3,594

Total	11	$10,820	$(23)	$—	$10,797

Mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal National Mortgage Association (“Fannie Mae”).
Southwest evaluates all securities on an individual basis for other-than-temporary impairment on at least a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of Southwest to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time Southwest will receive full value for the securities. Furthermore, as of June 30, 2009, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that Southwest will not have to sell any such securities before a recovery of cost. The declines in fair value were attributable to increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30 2009, management believes the impairment of these investments is not deemed to be other-than-temporary.
A comparison of the amortized cost and approximate fair value of Southwest’s debt securities by maturity date at June 30, 2009 follows in the next table.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

One year or less	$17,626	$17,879	$125	$126
More than one year through five years	98,250	99,203	6,670	6,708
More than five years through ten years	84,066	84,219	—	—
More than ten years	15,002	14,992	—	—

Total	$214,944	$216,293	$6,795	$6,834

The foregoing analysis assumes that Southwest’s mortgage-backed securities mature during the period in which they are estimated to prepay. No other prepayment or repricing assumptions have been applied to Southwest’s debt securities for this analysis.
NOTE 5: LOANS AND OTHER REAL ESTATE
Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas. Its commercial lending operations are concentrated in Oklahoma City, Dallas, Tulsa, and other metropolitan markets in Texas, Kansas, and Oklahoma. As a result, the collectibility of Southwest’s loan portfolio can be affected by changes in the economic conditions in those states and markets. At June 30, 2009 and December 31, 2008, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets, or were guaranteed by agencies of the United States government or, in the case of private student loans, insured by a private insurer.
As of June 30, 2009, approximately $689.7 million, or 26%, of Southwest’s loan portfolio consisted of loans to individuals and businesses in the healthcare industry. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.

	June 30,	December 31,
(Dollars in thousands)	2009	2008

Nonaccrual loans:
Commercial real estate	$22,164	$9,881
One-to-four family residential	8,838	474
Real estate construction	40,820	37,346
Commercial	10,978	11,598
Other consumer	12	11

Total nonaccrual loans (1)	$82,812	$59,310

Past due 90 days or more:
Commercial real estate	8,089	9
One-to-four family residential	1,482	39
Real estate construction	2,157	4,005
Commercial	44	547
Other consumer	295	73

Total past due 90 days or more	12,067	4,673

Total nonperforming loans	94,879	63,983
Other real estate owned	8,941	6,092

Total nonperforming assets	$103,820	$70,075

Nonperforming loans to portfolio loans receivable	3.51%	2.56%
Allowance for loan losses to nonperforming loans	54.55%	62.16%
Nonperforming assets to portfolio loans receivable and other real estate owned	3.83%	2.80%

(1)	The government-guaranteed portion of loans included in these totals was $859,000 and $1.1 million, respectively.
Included above are $15.6 million of nonperforming assets acquired from FNBA, which are subject to protection under the existing loss share agreements.
All of the nonaccruing assets are subject to regular tests for impairment as part of Southwest’s allowance for loan losses methodology
(see Note 6).
During the first six months of 2009, $1.9 million of interest income was received on nonaccruing loans, primarily from a one-time recovery from a successful resolution of a nonperforming loan. If interest on those loans had been accrued for the six months ended June 30, 2009, additional total interest income of $2.6 million would have been recorded.
Included in nonaccrual loans as of June 30, 2009, are three collateral dependent lending relationships with aggregate principal balances of approximately $42.3 million and related impairment reserves of $5.3 million which were established based on recent appraisal values obtained for the respective properties. All three of these lending relationships are in the real estate industry and include a residential condominium construction project with three loans outstanding, an apartment complex rehabilitation project with three loans outstanding, and a lending relationship consisting of three loans that include a residential land development and two retail commercial real estate buildings for lease.
Included in nonaccrual loans as of December 31, 2008, are two collateral dependent lending relationships with aggregate principal balances of approximately $27.9 million and related impairment reserves of $1.9 million which were established base on recent appraisal values obtained for the respective properties. Both of these lending relationships are in the real estate industry and include a residential condominium construction project with two loans outstanding and an apartment complex rehabilitation project with two loans outstanding.
Under generally accepted accounting standards and instructions to reports of condition and income of federal banking regulators, a nonaccrual loan may be returned to accrual status when none of its principal and interest is due and unpaid, repayment is expected and there has been a sustained period (at least six months) of repayment performance, when the loan is not brought current, but there is a sustained period of performance and repayment within a reasonable period is reasonably assured, or when the loan otherwise becomes well secured and in process of collection. Purchased impaired loans also may be returned to accrual status without becoming fully current. Loans that have been restructured because of weakened financial positions of the borrowers also may be returned to accrual status if repayment is reasonably assured under the revised terms and there has been a sustained period of repayment performance.
(Please see Note 3 for information regarding loans acquired in the FDIC-assisted FNBA transaction.)
NOTE 6: ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LOAN COMMITMENTS
Activity in the allowance for loan losses is shown below for the indicated periods.

	For the six	For the	For the six
	months ended	year ended	months ended
(Dollars in thousands)	June 30, 2009	December 31, 2008	June 30, 2008

Balance at beginning of period	$39,773	$29,584	$29,584
Loans charged-off:
Real estate mortgage	1,640	2,125	1,151
Real estate construction	3,083	2,209	760
Commercial	2,306	4,552	1,861
Installment and consumer	756	1,056	164

Total charge-offs	7,785	9,942	3,936
Recoveries:
Real estate mortgage	245	57	7
Real estate construction	343	2	—
Commercial	577	962	203
Installment and consumer	241	131	57

Total recoveries	1,406	1,152	267

Net loans charged-off	6,379	8,790	3,669
Provision for loan losses	18,359	18,979	5,426

Balance at end of period	$51,753	$39,773	$31,341

Portfolio loans outstanding:
Average	$2,546,354	$2,359,471	$2,283,377
End of period	2,704,326	2,494,506	2,381,893
Net charge-offs to average portfolio loans (annualized)	0.51%	0.37%	0.32%
Allowance for loan losses to portfolio loans (end of period)	1.91%	1.59%	1.32%
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
Management believes the level of the allowance is appropriate to absorb probable losses inherent in the loan portfolio. The allowance for loan and lease losses is determined in accordance with regulatory guidelines and generally accepted accounting principles and is comprised of two primary components. Each loan deemed to be impaired (all loans on nonaccrual) is evaluated on an individual basis using the discounted present value of expected cash flows, the fair value of collateral, or the market value of the loan, and a specific allowance is recorded based on the result consistent with the SFAS No. 114, Accounting for Impairment of a Loan. Collateral dependent loans are evaluated for impairment based upon the fair value of the collateral. Charge-offs against the allowance of impaired loans are made when and to the extent the loan is deemed uncollectible. Any portion of a collateral dependent impaired loan in excess of the fair value of the collateral that is determined to be uncollectible is charged off. The remaining portion of the allowance is calculated based on SFAS No. 5, Accounting for Contingencies. Loans not evaluated for SFAS No. 114 allowance are segmented into loan pools by type of loan. Estimated allowances are based on historical loss trends with adjustments factored in based on qualitative risk factors both internal and external to Southwest. These factors include but are not limited to, economic and business conditions, changes in lending staff, lending policies and procedures, quality of loan review, changes in the nature and volume of the portfolios, loss and recovery trends, asset quality trends, and legal and regulatory considerations.

Independent appraisals on real estate collateral securing loans are obtained at origination. New appraisals are obtained periodically and upon discovery of factors that may significantly affect the value of the collateral. Appraisals usually are received within 30 days of request. Results of appraisals on nonperforming and potential problem loans are reviewed monthly and considered in the determination of the allowance for loan losses.
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
The reserve for unfunded loan commitments was $3.4 million, $3.7 million and $3.2 million at June 30, 2009, December 31, 2008, and June 30, 2008, respectively. The reserve, which is included in other liabilities on Southwest’s statement of financial condition, is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.
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
Effective April 1, 2009, Southwest adopted FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS No. 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS No. 157-4 also amended SFAS No. 157, Fair Value Measurements, to expand certain disclosure requirements. The provision of FSP SFAS No. 157-4 did not have a material impact on our financial condition and results of operations.

As of June 30, 2009, assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Loans held for sale	$26,006	$—	$26,006	$—
Available for sale securities	216,293	68	215,291	934

Total	$242,299	$68	$241,297	$934

For the six months ended June 30, 2009, the following table presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no changes in unrealized gains and losses recorded in earnings for the period for Level 3 assets and liabilities.

Available for
(Dollars in thousands)	Sale Securities

Balance at December 31, 2008	$888
Total gains or losses (realized/unrealized)
Included in earnings
interest income	27
noninterest income	(9)
Included in other comprehensive income	28
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Balance at June 30, 2009	$934

Certain financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets measured on a nonrecurring basis include impaired loans, other real estate owned, goodwill, core deposit premiums, and mortgage loan servicing rights. At June 30, 2009, assets measured at fair value on a nonrecurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs	Total
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)	Losses

Acquired investment securities	$20,644	$—	$20,644	$—	$—
Acquired loans	117,096			117,096
Impaired loans at fair value	75,402	—	75,402	—	(9,079)
Mortgage loan servicing rights	1,575	—	—	1,575	(329)
Acquired deposits	135,007	—	—	135,007
Acquired borrowings	21,672	—	21,672

Total	$371,396	$—	$117,718	$253,678	$(9,408)

In accordance with the SFAS No. 141(R), acquired assets and liabilities were measured at fair value on the date of acquisition. For more information, please see Note 3.
In accordance with the provisions of SFAS No. 114, impaired loans measured at fair value with a carrying amount of $89.9 million were written down to their fair value of $75.4 million, resulting in a life-to-date impairment of $14.5 million, of which $9.1 million was included in the provision for loan losses for the six months ended June 30, 2009.
In accordance with SFAS No. 156, Accounting for Servicing of Financial Assets, mortgage loan servicing rights were written down to their fair value, resulting in an impairment charge of $329,000, which was included in noninterest income for the six months ended June 30, 2009. There is no active trading market for mortgage loan servicing rights. The fair value is estimated by calculating the present value of net servicing revenue over the anticipated life of each loan. A cash flow model is used to determine fair value. Key assumptions and estimates, including projected prepayment speeds and assumed servicing costs, earnings on escrow deposits, ancillary income, and discount rates used by this model are based on current market sources. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults, and other relevant factors. The prepayment model is updated for changes in market conditions.
Effective June 30, 2009, Southwest adopted FSP SFAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Therefore, the following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of FSP SFAS No. 107-1 and APB No. 28-1.
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
     Subordinated debentures — Two subordinated debentures have floating rates that reset quarterly and the third subordinated debenture has a fixed rate. The fair value of the floating rate subordinated debentures is based on current book value. The fixed rate subordinated debenture is based on market price.
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

The carrying values and estimated fair values of Southwest’s financial instruments follow:

	At June 30, 2009		At December 31, 2008
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values

Cash and cash equivalents	$33,724	$33,724	$27,287	$27,287
Investment securities:
Held to maturity	6,795	6,834	7,343	7,293
Available for sale	216,293	216,293	238,037	238,037
Other investments	19,989	19,989	18,786	18,786
Total loans	2,678,579	2,708,766	2,511,674	2,541,424
Accrued interest receivable	10,753	10,753	11,512	11,512
Deposits	2,452,295	2,459,746	2,180,122	2,190,988
Accrued interest payable	5,953	5,953	7,018	7,018
Other liabilities	11,238	11,238	9,667	9,667
Other borrowings	176,368	176,368	295,138	295,138
Subordinated debentures	81,963	82,032	81,963	82,653
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
In accordance with the provisions of SFAS No. 123(R), Share-Based Payment, Southwest recorded $28,000 of share-based compensation expense for the six month period ended June 30, 2009 related to outstanding stock options.
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

Share-based employee compensation expense for stock options under the fair value method was measured using the following quarterly assumptions for options granted during the respective quarters. No options have been granted in 2009.

Expected
	Risk-Free	Expected		Option
	Interest	Dividend	Expected	Term
	Rate	Yield	Volatility	(in years)

Second quarter 2009	N/A	N/A	N/A	N/A
First quarter 2009	N/A	N/A	N/A	N/A
Second quarter 2008	N/A	N/A	N/A	N/A
First quarter 2008	2.30%	2.24%	34.36%	3.00
A summary of options outstanding under the Stock Plans and the 2008 Stock Plan as of June 30, 2009, and changes during the six month period then ended, is presented below.

			Weighted
		Weighted	Average Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (dollars
	Options	Price	Life (Years)	in thousands)

Outstanding at December 31, 2008	691,111	$17.10

Granted	—	—
Exercised	(34,544)	6.11
Canceled/expired	(124,858)	17.02

Outstanding at June 30, 2009	531,709	$17.83	1.47	$535

Total exercisable at June 30, 2009	515,025	$18.11	1.45	$483
A summary of the status of Southwest’s nonvested stock options as of June 30, 2009 and changes during the six month period then ended is presented below.

	Shares	Weighted
	Issuable	Average
	Upon Exercise	Grant Date
	of Options	Fair Value

Nonvested Balance at December 31, 2008	56,660	$4.36

Granted	—	—
Vested	(39,976)	5.22
Forfeited	—	—

Nonvested Balance at June 30, 2009	16,684	$2.31

The fair value of options that became vested during the six month period was $209,000.
As of June 30, 2009, there was $4,000 of total unrecognized compensation expense related to stock option arrangements granted under the Stock Plans and the 2008 Stock Plan. This unrecognized expense is expected to be recognized during the next year.
Restricted Stock
Restricted shares granted as of June 30, 2009 and 2008 were 78,095 and 52,192, respectively. For the six months ended June 30, 2009, Southwest recognized $90,000 in compensation expense, net of tax, related to all restricted shares outstanding, compared to $88,000 in compensation expense, net of tax, that was recorded in the first six months of 2008. As of June 30, 2009, there was $446,000 of total unrecognized compensation expense related to restricted shares granted under the Stock Plans and the 2008 Stock Plan. This unrecognized expense is expected to be recognized during the next three years.
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
NOTE 9: TAXES ON INCOME
In accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, the balance of unrecognized tax benefits at June 30, 2009 was $2.8 million (net of federal benefit on state issues), that if recognized, would favorably affect the effective tax rate in any future periods.
Southwest recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of June 30, 2009, an additional $230,000 has been accrued in interest and penalties. Southwest had approximately $1.5 million accrued for interest and penalties at June 30, 2009.
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
Using the two-class method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which exclude the outstanding unvested restricted stock. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method. Stock options and warrants, where the exercise price was greater than the average market price of common shares, were not included in the computation of earnings per diluted share as they would have been antidilutive. On June 30, 2009 and 2008, there were 375,083 and 472,942 antidilutive stock options to purchase common shares, respectively. An antidilutive warrant to purchase 703,753 shares of common stock was also outstanding on June 30, 2009.

The following table sets forth the computation of basic and diluted earnings per common share:

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands, except earnings per share data)	2009	2008	2009	2008

Numerator:
Net income	$5,945	$4,162	$7,274	$9,370
Preferred dividend	(875)	—	(1,750)	—
Warrant amortization	(160)	—	(318)	—

Net income available to common shareholders	$4,910	$4,162	$5,206	$9,370
Earnings allocated to participating securities	(15)	(9)	(16)	(20)

Numerator for basic earnings per common share	$4,895	$4,153	$5,190	$9,350
Effect of reallocating undistributed earnings of participating securities	(14)	(6)	(14)	(14)

Numerator for diluted earnings per common share	$4,881	$4,147	$5,176	$9,336

Denominator:
Denominator for basic earnings per common share — Weighted average common shares outstanding	14,586,025	14,495,016	14,570,564	14,438,840
Effect of dilutive securities:
Stock options	44,263	154,224	57,569	174,250
Warrant	—	—	—	—

Denominator for diluted earnings per common share	14,630,288	14,649,240	14,628,133	14,613,090

Earnings per common share:
Basic	$0.34	$0.29	$0.36	$0.65

Diluted	$0.33	$0.28	$0.35	$0.64

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
The following table provides a summary of Southwest’s off-balance sheet financial instruments:

	June 30,	December 31,
(Dollars in thousands)	2009	2008

Commitments to extend commercial and real estate mortgage credit	$523,430	$649,830
Standby and commercial letters of credit	5,205	7,752

Total	$528,635	$657,582

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
The primary purpose of the funds management unit is to manage Southwest’s overall internal liquidity needs and interest rate risk. Each segment borrows funds from and provides funds to the funds management unit as needed to support its operations. The value of funds provided to and the cost of funds borrowed from the funds management unit by each segment are internally priced at rates that approximate market rates for funds with similar duration. The yield used in the funds transfer pricing curve is a blend of rates based on the volume usage of retail and brokered certificates of deposit, capital market certificates of deposit, and Federal Home Loan Bank advances.
The Other Operations segment also includes SNB Wealth Management, corporate investments, consulting subsidiaries, and nonbank cash machine operations; these operations are discussed more fully in the 2008 Annual Report.
Southwest identifies reportable segments by type of service provided and geographic location. Operating results are adjusted for borrowings, allocated service costs, and management fees. Portfolio loans are allocated based upon the state of the borrower, or the location of the real estate in the case of real estate loans. Loans included in the “Other States Banking” segment are portfolio loans attributable to thirty-eight states other than Oklahoma, Texas, or Kansas, and primarily consist of healthcare and commercial real estate credits. These out of state loans are administered by offices in Oklahoma, Texas, or Kansas.
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
The following table summarizes financial results by operating segment:

For the Three Months Ended June 30, 2009
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking**	Banking	Market	Operations	Company

Net interest income	$11,354	$11,935	$2,567	$2,345	$309	$(4,054)	$24,456
Provision for loan losses	1,998	3,147	260	2,072	—	—	7,477
Noninterest income	2,328	489	4,214	50	706	(526)	7,261
Noninterest expenses	6,565	3,386	2,670	295	820	954	14,690

Income (loss) before taxes	5,119	5,891	3,851	28	195	(5,534)	9,550
Taxes on income	1,835	2,229	1,446	106	78	(2,089)	3,605

Net income (loss)	$3,284	$3,662	$2,405	$(78)	$117	$(3,445)	$5,945

**	Noninterest income includes the $3.3 million gain on acquisition previously described.

For the Three Months Ended June 30, 2008
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations	Company

Net interest income	$11,588	$8,262	$2,173	$2,612	$375	$(2,726)	$22,284
Provision for loan losses	557	1,871	647	115	—	—	3,190
Noninterest income	1,895	378	76	26	743	841	3,959
Noninterest expenses	8,174	3,869	1,662	811	1,055	761	16,332

Income (loss) before taxes	4,752	2,900	(60)	1,712	63	(2,646)	6,721
Taxes on income	1,829	1,123	(20)	684	23	(1,080)	2,559

Net income (loss)	$2,923	$1,777	$(40)	$1,028	$40	$(1,566)	$4,162

For the Six Months Ended June 30, 2009
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking**	Banking	Market	Operations*	Company

Net interest income	$22,734	$21,039	$5,151	$4,863	$736	$(9,029)	$45,494
Provision for loan losses	3,491	7,158	423	7,287	—	—	18,359
Noninterest income	4,507	945	4,362	112	1,145	2,667	13,738
Noninterest expenses	13,197	7,037	4,175	1,036	1,790	2,054	29,289

Income (loss) before taxes	10,553	7,789	4,915	(3,348)	91	(8,416)	11,584
Taxes on income	4,059	3,008	1,912	(1,296)	35	(3,408)	4,310

Net income (loss)	$6,494	$4,781	$3,003	$(2,052)	$56	$(5,008)	$7,274

*	Includes externally generated revenue of $5.8 million, primarily from investing services, and an internally generated loss of $9.9 million from the funds management unit

**	Noninterest income includes the $3.3 million gain on acquisition previously described.

Fixed asset expenditures	$1,391	$3	$115	$—	$—	$220	$1,729
Total loans at period end	967,981	1,037,694	412,314	286,337	26,006	—	2,730,332
Total assets at period end	983,698	1,026,731	432,593	283,528	29,554	282,881	3,038,985
Total deposits at period end	1,489,241	148,463	301,450	—	4,268	508,873	2,452,295

For the Six Months Ended June 30, 2008
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations*	Company

Net interest income	$22,959	$16,300	$5,065	$4,678	$742	$(5,627)	$44,117
Provision for loan losses	2,168	2,163	1,023	72	—	—	5,426
Noninterest income	4,227	770	210	73	757	2,610	8,647
Noninterest expenses	16,208	8,086	3,574	1,423	1,717	1,154	32,162

Income (loss) before taxes	8,810	6,821	678	3,256	(218)	(4,171)	15,176
Taxes on income	3,384	2,638	260	1,259	(84)	(1,651)	5,806

Net income (loss)	$5,426	$4,183	$418	$1,997	$(134)	$(2,520)	$9,370

*	Includes externally generated revenue of $4.8 million, primarily from investing services, and an internally generated loss of $7.8 million from the funds management unit

Fixed asset expenditures	$499	$111	$39	$30	$—	$376	$1,055
Total loans at period end	965,952	857,160	277,887	280,894	62,892	—	2,444,785
Total assets at period end	968,624	858,262	288,416	283,577	68,184	305,950	2,773,013
Total deposits at period end	1,364,339	149,154	139,097	—	2,121	556,290	2,211,001
NOTE 13: ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED
In June 2009, the Financial Accounting Standards Board issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140 (“SFAS No. 166”). SFAS No. 166 removes the concept of a qualifying special-purpose entity (“SPE”) from SFAS No. 140 and eliminates the exception for qualifying SPEs from the consolidation guidance of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”). SFAS No. 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS No. 166 is effective for Southwest on January 1, 2010 and is not expected to have a significant impact on Southwest’s financial statements.
In June 2009, the Financial Accounting Standards Board issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purposes and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS No. 167 is effective for Southwest on January 1, 2010 and is not expected to have a significant impact on Southwest’s financial statements.
In June 2009, the Financial Accounting Standards Board issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168 established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive release of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS No. 168 is effective for Southwest for periods ending after September 15, 2009 and is not expected to have a significant impact on Southwest’s financial statements.
NOTE 14: VISA USA SHARES
Stillwater National and other VISA USA member banks are obligated to share in costs resulting from litigation against VISA USA, including the costs of the November 9, 2007 settlement of an antitrust lawsuit brought by American Express and potential costs of certain other pending litigation. In March 2008, Visa, Inc. (Visa) completed an initial public offering. This transaction allowed Visa to place part of the cash proceeds into an escrow account that will be utilized to pay litigation and settlement expenses. Stillwater National previously estimated the settlement costs of such litigation and recorded its proportionate share of that estimated liability, reduced by its proportionate share of the escrow account established by Visa. In the second quarter of 2009, Visa announced another deposit into the litigation escrow account. As a result of this funding, Stillwater National reduced their estimated settlement costs by approximately $340,000. As of June 30, 2009, Stillwater National has a payable of $6,000 recorded on the books based on our review of the outstanding litigation. This amount is an estimate and further adjustments may be required.
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

SOUTHWEST BANCORP, INC.
Management’s Discussion and Analysis
of Financial Condition and Results of Operations
Forward-Looking Statements. This management’s discussion and analysis of financial condition and results of operations, the notes to Southwest’s unaudited consolidated financial statements, and other portions of this report include forward-looking statements such as: statements of Southwest’s goals, intentions, and expectations; estimates of risks and of future costs and benefits; expectations regarding future financial performance of Southwest and its operating segments; assessments of loan quality, probable loan losses, and the amount and timing of loan payoffs; liquidity, contractual obligations, off-balance sheet risk, and market or interest rate risk; estimates of value of acquired assets, deposits, and other liabilities; and statements of Southwest’s ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws, regulations, and accounting principles; and a variety of other matters. These other matters, include, among other things, the direct and indirect effects of the continuing, unsettled national and international economic conditions on interest rates, credit quality, loan demand, liquidity, and monetary and supervisory policies of banking regulators. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest’s past growth and performance do not necessarily indicate its future results.
Management’s discussion and analysis of Southwest’s consolidated financial condition and results of operations should be read in conjunction with Southwest’s unaudited consolidated financial statements and the accompanying notes.
CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
The accounting and reporting policies followed by Southwest conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While Southwest bases estimates on historical experience, current information, and other factors deemed to be relevant, actual results could differ from those estimates.
Southwest considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonable likely to occur from period to period, could have a material impact on Southwest’s financial statements. Accounting policies related to the allowance for loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management.
For additional information regarding critical accounting policies, refer to Note 1: “Summary of Significant Accounting and Reporting Policies” in the notes to the consolidated financial statements and the sections captioned “Critical Accounting Policies” and “Provision and Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2008 Form 10-K. There have been no significant changes in Southwest’s application of critical accounting policies related to the allowance for loan losses since December 31, 2008.
Southwest considers that the determination of the initial fair value of loans and other real estate acquired in the June 19, 2009, FDIC-assisted transaction and the initial fair value of the related FDIC indemnification asset involve a high degree of judgment and complexity. The carrying value of the acquired loans and other real estate and the FDIC indemnification asset reflect management’s best estimate of the amount to be realized on each of these assets. Southwest determined current fair value accounting estimates of the assumed assets and liabilities in accordance with Statement of Financial Accounting Standards No. 141(R), Business Combinations. However, the amount that Southwest realizes on these assets could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods. Southwest’s losses on these assets will be mitigated by payments under the loss-sharing agreements with the FDIC. To the extent that actual values realized for the acquired loans are different from the estimate, the indemnification asset will generally be affected in an offsetting manner due to the loss-sharing support from the FDIC.

GENERAL
Southwest Bancorp, Inc. (“Southwest”) is a financial holding company for Stillwater National Bank and Trust Company (“Stillwater National”), Bank of Kansas, Healthcare Strategic Support, Inc. (“HSSI”), Business Consulting Group, Inc. (“BCG”), and SNB Capital Corporation. Through its subsidiaries, Southwest offers commercial and consumer lending, deposit and investment services, and specialized cash management, consulting and other financial services from offices in Oklahoma City, Tulsa, Stillwater, Edmond, and Chickasha, Oklahoma; Dallas, Austin, San Antonio, Houston, and Tilden, Texas; and Anthony, Harper, Hutchinson, Mayfield, Olathe, Overland Park, South Hutchinson, and Wichita, Kansas; and on the Internet, through SNB DirectBanker®. SNB Bank of Wichita (“SNB Wichita”), a wholly owned subsidiary of Southwest, was merged into Bank of Kansas on January 23, 2009.
Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest became a public company in late 1993 with assets of approximately $434 million. At June 30, 2009, Southwest had total assets of $3.0 billion, deposits of $2.5 billion, and shareholders’ equity of $305.4 million.
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
Southwest’s expansion outside Oklahoma began in 2002. At June 30, 2009, the Texas Banking segment accounted for $1.0 billion in loans, the Kansas Banking segment accounted for $412.3 million in loans and the Other States Banking Segment accounted for $286.3 million in loans. In total, these offices accounted for 64% of portfolio loans and total loans, which include loans held for sale. During the first six months of 2009, these segments recorded net income of $5.7 million, loan growth of $208.1 million, and asset growth of $213.8 million.
The Oklahoma Banking segment accounted for $6.5 million of consolidated year-to-date net income. Outstanding loans in the Oklahoma Banking Segment totaled $968.0 million at period-end.
Southwest offers products to the student and residential mortgage lending markets. These operations comprise the Secondary Market business segment. During the first six months of 2009, this segment recorded net income of $56,000. Secondary Market loans decreased $30.9 million, or 54% to $26.0 million. Southwest engages in residential mortgage lending, but residential mortgages have not been a significant element of Southwest’s strategy. Please see “Financial Condition: Loans” below for additional information.
For additional information on Southwest’s operating segments, please see Note 12: “Operating Segments”, in the Notes to Unaudited Consolidated Financial Statements. The total of net income of the segments discussed above does not equal consolidated net income for the first six months of 2009 due to losses from the Other Operations segment, which provides funding and liquidity services to the rest of the organization.
FINANCIAL CONDITION
FDIC-Assisted Acquisition of Certain Assets and Liabilities of First National Bank of Anthony
On June 19, 2009, Bank of Kansas entered into a purchase and assumption agreement with loss share with the Federal Deposits Insurance Corporation (“FDIC”) to acquire deposits, loans, and certain other liabilities and assets of First National Bank of Anthony, Anthony, Kansas (“FNBA”), in an FDIC-assisted transaction. FNBA was a full service commercial bank that had been placed in receivership with the FDIC. Bank of Kansas acquired assets with a fair value of approximately

$149.8 million, including $84.0 million of loans, $20.6 million of investment securities, $6.0 million of cash and cash equivalents, $2.9 million in other real estate owned (“OREO”), and $157.7 million in liabilities, including $135.0 million of deposits and $21.7 million of FHLB advances. Bank of Kansas recorded a core deposit intangible asset of $2.0 million and received a cash payment from the FDIC of approximately $11.1 million. Bank of Kansas entered into loss share agreements with the FDIC and recorded a loss share receivable of $33.1 million, which is classified as loans in the accompanying statement of financial condition. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a gain on acquisition of $3.3 million, which is included in noninterest income in the June 30, 2009 Consolidated Statement of Operations.
This transaction provides Southwest with six additional banking offices in Kansas. This expansion in our Kansas market is consistent with our established consumer banking strategy.
Please see Note 3: “Acquisitions”, in the Notes to Unaudited Consolidated Financial Statements for additional information related to the details of the transaction.
Investment Securities
Southwest’s investment security portfolio decreased $21.1 million, or 8%, from $264.2 million at December 31, 2008, to $243.1 million at June 30, 2009. The decrease is primarily the result of a $34.9 million (44%) decrease in U.S. government and agency securities offset by a $14.3 million (9%) increase in mortgage backed securities during the first six months of 2009.
Loans
Total loans, including loans held for sale, were $2.7 billion at June 30, 2009 a 7% increase from December 31, 2008. Real estate mortgage, commercial real estate construction, commercial, and other consumer loans increased, while one-to-four family residential construction and student loans decreased.
The following table presents the trends in the composition of the loan portfolio at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2009	2008	$ Change	% Change

Real estate mortgage
Commercial	$1,249,230	$1,118,828	$130,402	11.66%
One-to-four family residential	133,957	113,665	20,292	17.85
Real estate construction
Commercial	636,575	579,795	56,780	9.79
One-to-four family residential	64,939	79,565	(14,626)	(18.38)
Commercial	581,937	564,670	17,267	3.06
Installment and consumer
Student loans	18,477	54,057	(35,580)	(65.82)
Other	45,217	40,867	4,350	10.64

Total loans	$2,730,332	$2,551,447	$178,885	7.01

The composition of loans held for sale and reconciliation to total loans is shown in the following table.

	June 30,	December 31,
(Dollars in thousands)	2009	2008	$ Change	% Change

Loans held for sale:
Student loans	$18,477	$54,057	$(35,580)	(65.82)%
One-to-four family residential	6,599	1,790	4,809	268.66
Other loans held for sale	930	1,094	(164)	(14.99)

Total loans held for sale	26,006	56,941	(30,935)	(54.33)
Portfolio loans	2,704,326	2,494,506	209,820	8.41

Total loans	$2,730,332	$2,551,447	$178,885	7.01

Management determines the appropriate level of the allowance for loan losses using an established methodology. (See Note 6: “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.) The allowance for loan losses is comprised of two primary components. Loans deemed to be impaired (all loans on nonaccrual) are evaluated on an individual basis using the discounted present value of expected cash flows, the fair value of collateral, or the market value of the loan and a specific allowance is recorded based upon the result. Collateral dependent loans are evaluated for impairment based upon the fair value of the collateral. Any portion of a collateral dependent impaired loan in excess of the fair value of the collateral that is determined to be uncollectible is charged off. Loans other than impaired loans are segmented into loan pools by type of loan. The allowance on these other loans is determined by use of historical loss ratios adjusted for qualitative internal and external risk factors.
At June 30, 2009, the allowance for loan losses was $51.8 million, an increase of $12.0 million, or 30%, from the allowance for loan losses at December 31, 2008. Changes in the amount of the allowance resulted from the application of the methodology, which is designed to estimate inherent losses on total loans in the portfolio, including those on nonperforming loans. At June 30, 2009, the allowance on the $74.2 million in impaired loans was $10.5 million (14.1%), compared with an allowance on $59.3 million in impaired loans at December 31, 2008 of $5.4 million (9.1%). At June 30, 2009, the allowance for other loans was $41.3 million (1.57%), compared to $34.4 million (1.41%) at December 31, 2008. The increase in the allowance related to these other loans mainly resulted from increases in adjusted loss rates made due to increase net loss ratios, management’s assessment of increase economic risk (particularly with respect to commercial and commercial real estate loans), asset quality trend, including increased levels of potential nonperforming loans, loan concentrations, and loan growth. The total allowance was 1.91% and 1.59% of total portfolio loans at June 30, 2009 and December 31, 2008, respectively. Management believes the amount of the allowance is appropriate. Portfolio loans include $117.1 million of loans acquired in the FNBA transaction, but based upon applicable accounting rules no allowance has been established for them. (See Note 3: “Acquisitions”, in the Notes to Unaudited Consolidated Financial Statements.)
The amount of the loan loss provision for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs for the period. Net charge-offs for the first half of 2009 were $6.4 million, an increase of $2.7 million (74%) over the $3.7 million recorded in the first half of 2008. The provision for loan losses for the first half of 2009 was $18.4 million, representing an increase of $12.9 million (238%) over the $5.4 million recorded in the first half of 2008.
At June 30, 2009, the allowance for loan losses was 54.55% of nonperforming loans, compared to 62.16% of nonperforming loans, at December 31, 2008 (see “Results of Operations-Provision for Loan Losses”). Nonaccrual loans, which comprise the majority of nonperforming assets, were $82.8 million as of June 30, 2009, an increase of $23.5 million or 40% from year end. All nonaccrual loans are considered impaired, and are carried at their estimated collectible amounts. Loans 90 days or more past due, another component of nonperforming assets, increased $7.4 million, or 158%, from December 31, 2008. These loans are believed to have sufficient collateral and are in the process of being collected. Included are $15.6 million of nonperforming assets acquired from FNBA, which is subject to protection under the existing loss share agreements. At June 30, 2009 and December 31, 2008, six credit relationships represented 66% and 82% of nonperforming loans and 60% and 75% of nonperforming assets, respectively. As of June 30, 2009, these credit relationships include three collateral dependent real estate lending relationships with aggregate principal balances of $42.3 million. The associated loss reserves for these three relationships of $5.3 million were established based on the estimated fair value of the supporting collateral. All three of these lending relationships are in the real estate industry and include a residential condominium construction project, an apartment complex rehabilitation project, and a lending relationship that includes a residential land development. A table showing the composition of nonperforming loans by category is included in Note 5: “Loans and Other Real Estate”, in the Notes to Unaudited Consolidated Financial Statements.
Performing loans considered potential problem loans (loans that are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems cause management to have concerns as to the ability of the borrowers to comply with the present loan repayment terms and which may become problems in the future) amounted to approximately $184.1 million at June 30, 2009, compared to $131.5 million at December 31, 2008. Included are $6.0 million of potential problem loans acquired from FNBA, which are subject to protection under the existing loss share agreements. Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.
At June 30, 2009, the reserve for unfunded loan commitments was $3.4 million, a $297,000, or 8%, decrease from the amount at December 31, 2008. Management believes the amount of the reserve is appropriate and the decreased amount is the result of application of our methodology. (See Note 6: “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.)
Deposits and Other Borrowings
Southwest’s deposits were $2.5 billion at June 30, 2009 and $2.2 billion at December 31, 2008. Increases occurred in all deposit categories.
The following table presents the trends in the composition of deposits at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2009	2008	$ Change	% Change

Noninterest-bearing demand	$291,014	$261,940	$29,074	11.10%
Interest-bearing demand	94,060	76,027	18,033	23.72
Money market accounts	483,162	454,250	28,912	6.36
Savings accounts	25,660	14,135	11,525	81.54
Time deposits of $100,000 or more	905,202	802,244	102,958	12.83
Other time deposits	653,197	571,526	81,671	14.29

Total deposits	$2,452,295	$2,180,122	$272,173	12.48

Stillwater National has substantial unused borrowing availability in the form of unsecured brokered certificate of deposits from Merrill Lynch & Co., Citigroup Global Markets, Inc., Wachovia Bank NA, UBS Securities LLC, RBC Capital Markets Corp., and Morgan Stanley & Co., Inc., in connection with its retail certificate of deposit program. At June 30, 2009, $334.9 million in these retail certificates of deposit were included in time deposits of $100,000 or more, a decrease of $21.8 million, or 6%, from year-end 2008.
Stillwater National has other brokered certificates of deposit totaling $2.1 million and $4.1 million as of June 30, 2009 and December 31, 2008, respectively, included in time deposits of $100,000 or more in the above table. In addition, Stillwater National has brokered certificates of deposit issued in amounts under $100,000 totaling $295,000 and $3.4 million as of June 30, 2009 and December 31, 2008, respectively, included in other time deposits in the above table.
Other borrowings, which includes federal funds purchased, FHLB borrowings, and repurchase agreements, decreased $119.6 million, or 43%, to $159.4 million during the first six months of 2009. The decrease reflects the changes in the need for funding based on deposit activities for the period.
Shareholders’ Equity
Shareholders’ equity increased $3.2 million, or 1%, due primarily to earnings of $7.3 million, offset in part by a reduction in net unrealized holding gains on available for sale investment securities (net of tax) of $2.1 million and dividends declared totaling $2.4 million for the first six months of 2009. Issuance of common stock through the employee stock purchase plan and share based compensation plans, including tax benefits realized, contributed an additional $453,000 to shareholders’ equity in the first six months of 2009.
At June 30, 2009, Southwest, Stillwater National, and Bank of Kansas continued to exceed all applicable regulatory capital requirements. See “Capital Resources” on page 42.

RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2009 and 2008
Net income available to common shareholders for the second quarter of 2009 of $4.9 million represented an increase of $748,000, or 18%, from the $4.2 million earned in the second quarter of 2008. Diluted earnings per share were $0.33 compared to $0.28, an 18% increase. The increase in quarterly net income available to common shareholders was the result of a $3.3 million, or 83%, increase in noninterest income, a $2.2 million, or 10%, increase in net interest income and a $1.6 million, or 10%, decrease in noninterest expense, offset in part by a $4.3 million, or 134%, increase in the provision for loan losses, a $1.0 million, or 41%, increase in income taxes, and $1.0 million in quarterly dividends on preferred stock.
The $2.2 million increase in net interest income for the quarter includes a one-time recovery of $1.9 million in interest from the successful resolution of a nonperforming loan. Provisions for loan losses are booked in the amounts necessary to increase the allowance for loan losses to an appropriate level at period end after charge-offs for the period. The necessary provision for second quarter of 2009 was $4.3 million more than the provision required for second quarter of 2008. (See Note 6: “Allowance for Loan Losses and Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses and for Unfunded Loan Commitments” on page 35.)
The increase in noninterest income is primarily the result of the $3.3 million gain recognized on the current quarter FDIC-assisted acquisition.
The decrease in noninterest expense consists of a $2.0 million decrease in salaries and employee benefits and a $1.6 million decrease in general and administrative expenses, offset by a $1.8 million increase in FDIC and other insurance.
On an operating segment basis, the increase in net income was the result of a $2.4 million increase in net income from the Kansas Banking segment, which includes the $3.3 million gain on acquisition previously described, a $1.9 million increase in net income from the Texas Banking segment, and a $361,000 increase in net income from the Oklahoma Banking segment, offset in part by a $1.1 million reduction in income from the Other States Banking segment and a $1.9 million increased loss from the Other Operations segment.
Net Interest Income

	For the three months
	ended June 30,
(Dollars in thousands)	2009	2008	$ Change	% Change

Interest income:
Loans	$36,009	$37,485	$(1,476)	(3.94)%
Investment securities:
U.S. government and agency obligations	298	747	(449)	(60.11)
Mortgage-backed securities	1,561	1,407	154	10.95
State and political subdivisions	141	100	41	41.00
Other securities	79	172	(93)	(54.07)
Other interest-earning assets	3	20	(17)	(85.00)

Total interest income	38,091	39,931	(1,840)	(4.61)

Interest expense:
Interest-bearing demand deposits	150	166	(16)	(9.64)
Money market accounts	1,211	3,062	(1,851)	(60.45)
Savings accounts	14	19	(5)	(26.32)
Time deposits of $100,000 or more	5,552	7,051	(1,499)	(21.26)
Other time deposits	4,145	4,809	(664)	(13.81)
Other borrowings	1,180	1,887	(707)	(37.47)
Subordinated debentures	1,383	653	730	111.79

Total interest expense	13,635	17,647	(4,012)	(22.73)

Net interest income	$24,456	$22,284	$2,172	9.75%

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
Yields on Southwest’s interest-earning assets decreased 75 basis points, while the rates paid on Southwest’s interest-bearing liabilities decreased 90 basis points, resulting in an increase in the interest rate spread to 2.99% for the second quarter of 2009 from 2.84% for the second quarter of 2008. During the same periods, annualized net interest margin was 3.41% and 3.38%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 122.33% from 120.33%. Included in net interest income is a one-time recovery of $1.9 million in interest as a nonperforming loan was resolved. Net interest margin would have been 26 basis points lower without this recovery.
The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets, which was offset in part by the effects of a $228.6 million, or 9%, increase in average interest-earning assets. Southwest’s average loans increased $235.1 million, or 10%; however, the related yield decreased to 5.45% for the second quarter of 2009 from 6.25% in 2008. During the same period, average investment securities decreased $7.5 million, or 3%, and the related yield decreased to 3.70% from 4.19% in 2008.
The decrease in total interest expense can be attributed to the decrease in rates paid on interest-bearing liabilities, offset in part by a $151.0 million, or 7%, increase in average interest-bearing liabilities. Southwest’s average total interest-bearing deposits increased $201.3 million, or 11%; however, the related yield decreased to 2.14% for the second quarter of 2009 from 3.25% in 2008.

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

	For the three months ended June 30,
	2009 vs. 2008
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate

Interest earned on:
Loans receivable (1)	$(1,476)	$3,451	$(4,927)
Investment securities	(347)	(79)	(268)
Other interest-earning assets	(17)	4	(21)

Total interest income	(1,840)	3,266	(5,106)

Interest paid on:
Interest-bearing demand	(16)	15	(31)
Money market accounts	(1,851)	(385)	(1,466)
Savings accounts	(5)	4	(9)
Time deposits	(2,163)	2,236	(4,399)
Other borrowings	(707)	(525)	(182)
Subordinated debentures	730	580	150

Total interest expense	(4,012)	1,143	(5,155)

Net interest income	$2,172	$2,123	$49

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material . Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

		For the three months ended June 30,
	2009			2008
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Assets
Total loans	$2,649,140	$36,009	5.45%	$2,414,012	$37,485	6.25%
Investment securities	225,353	2,079	3.70	232,805	2,426	4.19
Other interest-earning assets	4,321	3	0.28	3,406	20	2.36

Total interest-earning assets	2,878,814	38,091	5.31	2,650,223	39,931	6.06
Other assets	67,725			66,681

Total assets	$2,946,539			$2,716,904

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$87,036	$150	0.69%	$79,273	$166	0.84%
Money market accounts	470,506	1,211	1.03	548,020	3,062	2.25
Savings accounts	17,309	14	0.32	13,586	19	0.56
Time deposits	1,497,651	9,697	2.60	1,230,327	11,860	3.88

Total interest-bearing deposits	2,072,502	11,072	2.14	1,871,206	15,107	3.25
Other borrowings	198,936	1,180	2.38	284,828	1,887	2.66
Subordinated debentures	81,963	1,383	6.75	46,393	653	5.63

Total interest-bearing liabilities	2,353,401	13,635	2.32	2,202,427	17,647	3.22

Noninterest-bearing demand deposits	267,406			267,026
Other liabilities	20,827			20,687
Shareholders’ equity	304,905			226,764

Total liabilities and shareholders’ equity	$2,946,539			$2,716,904

Net interest income and interest rate spread		$24,456	2.99%		$22,284	2.84%

Net interest margin (1)			3.41%			3.38%

Ratio of average interest-earning assets to average interest-bearing liabilities	122.33%			120.33%

(1)	Net interest margin = annualized net interest income / average interest-earning assets

Noninterest Income

	For the three months
	ended June 30,
(Dollars in thousands)	2009	2008	$ Change	% Change

Noninterest income:
ATM and bank card service charges	$357	$353	$4	1.13%
Other service charges	2,300	2,031	269	13.24
Other fees	160	428	(268)	(62.62)
Other noninterest income	246	541	(295)	(54.53)
Gain on acquisition	3,281	—	3,281	N/A
Gain on sales of loans:
Student loan sales	122	284	(162)	(57.04)
Mortgage loan sales	804	257	547	212.84
All other loan sales	—	62	(62)	(100.00)
Gain on investment securities	(9)	3	(12)	(400.00)

Total noninterest income	$7,261	$3,959	$3,302	83.40%

The increase in other service charges is the result of increases in commercial account service charges due to a reduction in earnings credits on balances caused by decreases in interest rates, offset in part by decreased overdraft service charges. Other fees decreased primarily as a result of decreased brokerage fees and increased amortization of mortgage servicing rights.
The decrease in other noninterest income is the result decreased consulting fee income. The gain on acquisition is the result of the previously described FDIC-assisted transaction which resulted in a gain of $3.3 million.
Gain on sales of loans is a reflection of the activity in the student, mortgage and commercial lending areas discussed elsewhere in this report.
Noninterest Expense

	For the three months
	ended June 30,
(Dollars in thousands)	2009	2008	$ Change	% Change

Noninterest expense:
Salaries and employee benefits	$6,887	$8,856	$(1,969)	(22.23)%
Occupancy	2,789	2,602	187	7.19
FDIC and other insurance	2,319	521	1,798	345.11
Other real estate (net)	103	197	(94)	(47.72)
Unfunded loan commitment reserve	(388)	15	(403)	(2,686.67)
Other general and administrative	2,980	4,141	(1,161)	(28.04)

Total noninterest expense	$14,690	$16,332	$(1,642)	(10.05)%

Salaries and employee benefits decreased primarily as a result of a decrease in the profit sharing contribution, a decrease in salaries expense, a decrease in accrued bonus expense, and an increase in deferred expense recognition related to loan origination costs. As of result of the acquisition of FNBA at the end of the second quarter, the number of full-time equivalent employees for the quarter increased from 425 at the beginning of the quarter to 478 as of June 30, 2009, including 49 full-time equivalent employees from FNBA. For the second quarter of 2008, the number of full-time equivalent employees for the quarter decreased from 467 at the beginning of the quarter to 463 as of June 30, 2008.
Occupancy expense increased primarily due to increased building rental expense, increased data processing expense, increased security service expense, increased building maintenance and repair expense, and increased depreciation expense.
Southwest’s bank subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates. The increase from prior year is primarily due to a special assessment of 5 basis points, resulting in an additional $1.4 million. The FDIC raised the current assessment rates uniformly by 7 basis points for the second quarter of 2009 assessment, and an additional 10 basis point assessment is paid on covered transaction accounts exceeding $250,000 under the Temporary Liquidity Guaranty Program.
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
On May 22, 2009, the FDIC adopted a final rule levying a special assessment on insured institutions as part of the agency’s efforts to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The final rule establishes a special assessment of 5 basis points on each FDIC-insured depository institution. The assessment is to be collected on September 30, 2009 and was accrued as of June 30, 2009.
The unfunded loan commitment reserve expense decreased due to a decline in the growth of commitments when compared to the same period of prior year.
The decrease in other general and administrative expenses is the result of an increase in deferred expense recognition related to loan origination costs, decreased charitable contributions, and decreased miscellaneous expense, which includes a $340,000 reversal of prior year’s Visa litigation accrual, offset in part by an increase in other loan costs.
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
Net income available to common shareholders for the six months ended June 30, 2009 of $5.2 million represented a decrease of $4.2 million, or 44%, from the $9.4 million earned in the six months ended June 30, 2008. Diluted earnings per share were $0.35 compared to $0.64, a 45% decrease. The decline in net income available to common shareholders was primarily the result of a $12.9 million, or 238%, increase in the provision for loan losses and $2.1 million in dividends on preferred stock, offset in part by a $5.1 million, or 59%, increase in noninterest income, a $2.9 million, or 9%, decrease in noninterest expense, a $1.5 million, or 26%, decrease in income taxes, and a $1.4 million, or 3%, increase in net interest income.
The $1.3 million increase in net interest income includes a one-time recovery of $1.9 million from the successful resolution of a nonperforming loan. Provisions for loan losses are booked in the amounts necessary to increase the allowance for loan losses to an appropriate level at period end after charge-offs for the period. The necessary provision for 2009 was $12.9 million more than the provision required for 2008. (See Note 6: “Allowance for Loan Losses and Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.)
The increase in noninterest income was mainly the result of a $3.3 million gain on the FDIC-assisted acquisition and increased gains on securities of $1.7 million. The decrease in noninterest expense consists of a $4.0 million decrease in salaries and employee benefits, a $1.5 million decrease in general and administrative expenses, and a $206,000 decrease in other real estate, offset by a $2.3 million increase in FDIC and other insurance and a $460,000 increase in occupancy expense.
On an operating segment basis, the decrease in net income was the result of a $4.0 million decrease from the Other States Banking segment and a $2.5 million increased loss from the Other Operations segment, offset by a $2.6 million increase in net income from the Kansas Banking segment, which includes the $3.3 million gain on acquisition previously described, a $1.1 million increase in net income from the Oklahoma Banking segment, a $598,000 increase in net income from the Texas Banking segment, and a $190,000 increase in net income from the Secondary Market segment.

Net Interest Income

	For the six months
	ended June 30,
(Dollars in thousands)	2009	2008	$ Change	% Change

Interest income:
Loans	$69,277	$78,095	$(8,818)	(11.29)%
Investment securities:
U.S. government and agency obligations	973	1,915	(942)	(49.19)
Mortgage-backed securities	3,154	2,344	810	34.56
State and political subdivisions	300	190	110	57.89
Other securities	164	313	(149)	(47.60)
Other interest-earning assets	9	48	(39)	(81.25)

Total interest income	73,877	82,905	(9,028)	(10.89)

Interest expense:
Interest-bearing demand deposits	303	307	(4)	(1.30)
Money market accounts	2,564	7,590	(5,026)	(66.22)
Savings accounts	23	41	(18)	(43.90)
Time deposits of $100,000 or more	11,702	14,916	(3,214)	(21.55)
Other time deposits	8,540	10,507	(1,967)	(18.72)
Other borrowings	2,464	3,916	(1,452)	(37.08)
Subordinated debentures	2,787	1,511	1,276	84.45

Total interest expense	28,383	38,788	(10,405)	(26.83)

Net interest income	$45,494	$44,117	$1,377	3.12%

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
Yields on Southwest’s interest-earning assets decreased 122 basis points, while the rates paid on Southwest’s interest-bearing liabilities decreased only 116 basis points, resulting in a decrease in the interest rate spread to 2.76% for the first six months of 2009 from 2.82% for the first six months of 2008. During the same periods, annualized net interest margin was 3.20% and 3.42%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 122.14% from 120.00%. Included in net interest income is a one-time recovery of $1.9 million in interest as a nonperforming loan was resolved. Net interest margin would have been 13 basis points lower without this recovery.
The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets, which was offset in part by the effects of a $265.5 million, or 10%, increase in average interest-earning assets. Southwest’s average loans increased $262.8 million, or 11%; however, the related yield decreased to 5.33% for the first six months of 2009 from 6.66% in 2008. During the same period, average investment securities increased $2.2 million, or 1%, and the related yield decreased to 3.91% from 4.08% in 2008.
The decrease in total interest expense can be attributed to the decrease in the rates paid on interest-bearing liabilities, offset in part by a $179.5 million, or 8%, increase in average interest-bearing liabilities.

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

	For the six months ended June 30,
	2009 vs. 2008
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate

Interest earned on:
Loans receivable (1)	$(8,818)	$8,074	$(16,892)
Investment securities	(171)	38	(209)
Other interest-earning assets	(39)	6	(45)

Total interest income	(9,028)	7,899	(16,927)

Interest paid on:
Interest-bearing demand	(4)	44	(48)
Money market accounts	(5,026)	(947)	(4,079)
Savings accounts	(18)	7	(25)
Time deposits	(5,181)	4,548	(9,729)
Other borrowings	(1,452)	(596)	(856)
Subordinated debentures	1,276	1,207	69

Total interest expense	(10,405)	3,005	(13,410)

Net interest income	$1,377	$4,894	$(3,517)

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis beacause it is not considered material.

UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the six months ended June 30,
	2009			2008
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Assets
Total loans	$2,622,282	$69,277	5.33%	$2,359,489	$78,095	6.66%
Investment securities	236,862	4,591	3.91	234,678	4,762	4.08
Other interest-earning assets	3,557	9	0.51	3,084	48	3.13

Total interest-earning assets	2,862,701	73,877	5.20	2,597,251	82,905	6.42
Other assets	68,333			69,885

Total assets	$2,931,034			$2,667,136

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$87,870	$303	0.70%	$76,003	$307	0.81%
Money market accounts	469,970	2,564	1.10	547,027	7,590	2.79
Savings accounts	16,198	23	0.29	13,525	41	0.61
Time deposits	1,470,271	20,242	2.78	1,219,554	25,423	4.19

Total interest-bearing deposits	2,044,309	23,132	2.28	1,856,109	33,361	3.61
Other borrowings	217,597	2,464	2.28	261,819	3,916	3.01
Subordinated debentures	81,963	2,787	6.80	46,393	1,511	6.51

Total interest-bearing liabilities	2,343,869	28,383	2.44	2,164,321	38,788	3.60

Noninterest-bearing demand deposits	261,980			257,133
Other liabilities	20,119			21,181
Shareholders’ equity	305,066			224,501

Total liabilities and shareholders’ equity	$2,931,034			$2,667,136

Net interest income and interest rate spread		$45,494	2.76%		$44,117	2.82%

Net interest margin (1)			3.20%			3.42%

Ratio of average interest-earning assets to average interest-bearing liabilities	122.14%			120.00%

(1)	Net interest margin = annualized net interest income / average interest-earning assets

Noninterest Income

	For the six months
	ended June 30,
(Dollars in thousands)	2009	2008	$ Change	% Change

Noninterest income:
ATM service charges	$708	$706	$2	0.28%
Other service charges	4,463	3,916	547	13.97
Other fees	246	647	(401)	(61.98)
Other noninterest income	484	687	(203)	(29.55)
Gain on acquisition	3,281	—	3,281	N/A
Gain on sales of loans:
Student loan sales	176	582	(406)	(69.76)
Mortgage loan sales	1,468	450	1,018	226.22
All other loan sales	—	411	(411)	(100.00)
Gain on investment securities	2,912	1,248	1,664	133.33

Total noninterest income	$13,738	$8,647	$5,091	58.88%

The increase in other service charges is the result of increases in commercial account service charges due to a reduction in earnings credits on balances caused by decreases in interest rates, offset in part by decreased overdraft service charges. Other fees decreased as a result of decreased brokerage fees and increased amortization of mortgage servicing rights.
The decrease in other noninterest income is the result of decreased consulting fee income. The gain on acquisition is the result of the previously described FDIC-assisted transaction which resulted in a gain of $3.3 million.
Gain on sales of loans is a reflection of the activity in the student, mortgage and commercial lending areas discussed elsewhere in this report.
Gain on investment securities includes a $2.9 million gain recognized as the result of the sale of investment securities during the first quarter of 2009, while the $1.2 million gain in 2008 is the result of the redemption of certain VISA USA common shares during the first quarter of 2008.
Noninterest Expense

	For the six months
	ended June 30,
(Dollars in thousands)	2009	2008	$ Change	% Change

Noninterest expense:
Salaries and employee benefits	$14,126	$18,078	$(3,952)	(21.86)%
Occupancy	5,520	5,060	460	9.09
FDIC and other insurance	3,310	974	2,336	239.84
Other real estate (net)	1	207	(206)	(99.52)
Unfunded loan commitment reserve	(298)	160	(458)	(286.25)
Other general and administrative	6,630	7,683	(1,053)	(13.71)

Total noninterest expense	$29,289	$32,162	$(2,873)	(8.93)%

Salaries and employee benefits decreased primarily as a result of a decrease in the profit sharing contribution, a decrease in salaries expense, a decrease in accrued bonus expense, and an increase in deferred expense recognition related to loan origination costs. As a result of the acquisition of FNBA at the end of the second quarter, the number of full-time equivalent employees for the first six months increased from 442 at the beginning of the year to 478 as of June 30, 2009, including 49 full-time equivalent employees from FNBA. For the first six months of 2008, the number of full-time equivalent employees decreased from 489 at the beginning of the year to 463 as of June 30, 2008.
Occupancy expense increased primarily due to increased building rental expense, increased depreciation expense, increased ad valorem tax expense, increased amortization of maintenance contracts, increased security service expense, and increased janitorial service expense.

Southwest’s bank subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates. The increase from prior year is due to a special assessment of 5 basis points, resulting in an additional $1.4 million. The FDIC raised the current assessment rates uniformly by 7 basis points for the 2009 assessment, and an additional 10 basis point assessment is paid on covered transaction accounts exceeding $250,000 under the Temporary Liquidity Guaranty Program.
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
On May 22, 2009, the FDIC adopted a final rule levying a special assessment on insured institutions as part of the agency’s efforts to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The final rule establishes a special assessment of 5 basis points on each FDIC-insured depository institution. The assessment is to be collected on September 30, 2009 and was accrued as of June 30, 2009.
The unfunded loan commitment reserve expense decreased due to a decline in the growth of commitments when compared to the same period of prior year.
The decrease in other general and administrative expenses is the result of an increase in deferred expense recognition related to loan origination costs, decreased charitable contributions, decreased deposit losses, and decreased accounting fees, offset in part by increased other loan costs, and increased miscellaneous expense.
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
The allowance for loan losses of $51.8 million increased $12.0 million, or 30%, from year-end 2008. A provision for loan losses of $18.4 million was recorded in the first six months of 2009, an increase of $12.9 million, or 238%, from the first six months of 2008. The increase in the provision for loan losses was the result of the calculations of the appropriate allowance at each period end. (See Note 6: “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements and “Loans” on page 26 of this report.)
At June 30, 2009, the reserve for unfunded loan commitments was $3.4 million, a $297,000, or 8%, decrease from the amount reported at December 31, 2008. This reserve is included in other liabilities. The related provision for unfunded loan commitments is a component of general and administrative expense. (See Note 6: “Allowance for Loan Losses and Reserve for Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.)
Taxes on Income
Southwest’s income tax expense was $4.3 million and $5.8 million for the first six months of 2009 and 2008, respectively, a decrease of $1.5 million, or 26%. The effective tax rate for the first six months of 2009 was 37.21% while the effective tax rate for the first six months of 2008 was 38.26%.

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
Southwest, Stillwater National, and Bank of Kansas have available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank (“FRB”), the Student Loan Marketing Association (“Sallie Mae”), the Federal Home Loan Bank of Topeka (“FHLB”).
Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $1.9 million at June 30, 2009. Stillwater National has approved federal funds purchase lines totaling $310.0 million with ten banks; $5.1 million was outstanding on these lines at June 30, 2009. Stillwater National is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program. Collateral under this program consists of pledged selected commercial and industrial loans. Currently the collateral will allow Stillwater National to borrow up to $78.6 million. As of June 30, 2009, no borrowings were made through the BIC program. In addition, Stillwater National has available a $443.5 million line of credit and Bank of Kansas has a $57.2 million line of credit from the FHLB. Borrowings under the FHLB lines are secured by investment securities and loans. At June 30, 2009, the Stillwater National FHLB line of credit had an outstanding balance of $96.5 million and the Bank of Kansas lines of credit had an outstanding balance of $22.0 million. Stillwater National also has available a line of credit from Sallie Mae for $200 million, with advances limited to outstanding student loans and borrowings secured by student loans. Southwest had no outstanding balance on the Sallie Mae line as of June 30, 2009.
See also “Deposits and Other Borrowings” on page 29 for funds available on brokered certificate of deposit lines of credit.
Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of U.S. government agency obligations, which are designated as pledged with Stillwater National’s safekeeping agent. These transactions are for one to four day periods. Outstanding balances under this program were $35.7 million and $41.2 million as of June 30, 2009 and 2008, respectively.
During the first six months of 2009, the only category of other borrowings whose average exceeded 30% of ending shareholders’ equity was funds borrowed from the FHLB.

	June 30, 2009	June 30, 2008
	Funds	Funds
	Borrowed	Borrowed
(Dollars in thousands)	from the FHLB	from the FHLB

Amount outstanding at end of period	$118,667	$101,500
Weighted average rate paid at end of period	3.66%	3.22%
Average Balance:
For the three months ended	$107,445	$148,586
For the six months ended	$129,362	$118,696
Average Rate Paid:
For the three months ended	3.49%	2.93%
For the six months ended	2.99%	3.20%
Maximum amount outstanding at any month end	$151,500	$156,600
During the first six months of 2009, cash and cash equivalents increased by $7.2 million, or 27%, to $34.5 million. This increase was the net result of cash provided from financing activities of $150.3 million (primarily from increased deposits offset by decreases in other borrowings), and cash provided by operating activities of $57.3 million, offset by cash used in investing activities of $200.4 million (primarily from purchases of available for sale securities and loan originations and repayments offset by proceeds from sales of available for sale securities).

During the first six months of 2008, cash and cash equivalents increased by $5.8 million, or 13%, to $51.5 million. This increase was the net result of cash provided from financing activities of $198.9 million (primarily from net loans originated net of principal repayments), and cash provided by operating activities of $26.6 million, offset by cash used in investing activities of $219.7 million (primarily net loans originated net of principal repayments).
CAPITAL RESOURCES
Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines. At June 30, 2009, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 13.92%, a Tier I risk-based capital ratio of 12.67%, and a leverage ratio of 12.70%. As of June 30, 2009, Stillwater National and Bank of Kansas met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, or Bank of Kansas by bank regulators.
On May 29, 2009, Southwest declared a dividend of $0.0238 per common share payable on July 1, 2009 to shareholders of record as of June 17, 2009. This represents a decrease from the $0.095 dividend paid for each quarter of 2008 and equals the dividend paid on April 1, 2009. The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns and other factors.
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

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp

Policy Limit	(18.00)%	(10.00)%	(5.00)%
June 30, 2009	(2.81)%	(5.76)%	(4.82)%
December 31, 2008	(2.26)%	(4.08)%	(3.81)%
On December 16, 2008, the Federal Open Market Committee established the overnight rate as a range of 0% to 0.25%. Southwest believes that all down rate scenarios are impractical since they would result in rates of less than 0%. As a result, the down 100 bp, down 200 bp and down 300 bp scenarios have been excluded. The Net Interest Income at Risk position declined in the rising interest rate environment when compared to the December 31, 2008 risk position. Southwest’s largest exposure to changes in interest rate is in the +200 bp scenario with a measure of (5.76%) at June 30, 2009, a decline of 1.68 percentage points from the December 31, 2008 level of (4.08%). All of the above measures of net interest income at risk remain well within prescribed policy limits.
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

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

Policy Limit	(35.00)%	(20.00)%	(10.00)%
June 30, 2009	(7.71)%	(2.93)%	0.02%
December 31, 2008	(8.48)%	(4.03)%	(0.82)%
As of June 30, 2009, the economic value of equity measure improved in each of the increasing interest rate scenario when compared to the December 31, 2008 percentages. Southwest’s largest economic value of equity exposure is the +300 bp scenario which improved 0.77 percentage points to (7.71%) on June 30, 2009 from the December 31, 2008 value of (8.48%). The economic value of equity ratio in all scenarios remains well within Southwest’s Asset and Liability Management Policy limits.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of June 30, 2009. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of June 30, 2009.

First Six Months of 2009 Changes in Internal Control over Financial Reporting
No change occurred during the first six months of 2009 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1: Legal proceedings
None
Item 1A: Risk Factors
Below we supplement and amend the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Such risks could materially affect our business, financial condition or future results, and are not the only risks we face. Additional risks and uncertainties not currently known to us or that we have deemed to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
(1) The following is added as our eighth risk factor:
Our decisions regarding the fair value of assets acquired could be inaccurate and our estimated loss share receivable in
FDIC-assisted acquisitions may be inadequate, which could materially and adversely affect our business, financial condition, results of operations, and future prospects.
Management makes various assumptions and judgments about the collectibility of acquired loan portfolios, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss share agreements, we may record a loss share receivable that we consider adequate to absorb future losses which may occur in the acquired loan portfolio. In determining the size of the loss share receivable, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.
If our assumptions are incorrect, our current receivable may be insufficient to cover future loan losses, and increased loss reserves may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a negative effect on our operating results.
(2) The following risk factor replaces the prior risk factor of the same title.
Government regulation significantly affects our business.
The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. Stillwater National is subject to regulation and supervision by the Office of the Comptroller of the Currency. Bank of Kansas is subject to regulation and supervision by the Federal Deposit Insurance Corporation and Kansas Banking authorities. Southwest is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. Changes in the laws, regulations, and regulatory practices affecting the banking industry may limit our ability to increase or assess fees for services provided, increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policy may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads. The FDIC may continue to raise our deposit insurance costs by increasing regular assessment rates and levying special assessments, which may in the future significantly and adversely affect our net income.
Item 2: Unregistered sales of equity securities and use of proceeds
There were no unregistered sales of equity securities by Southwest during the quarter ended June 30, 2009.

There were no purchases of Southwest’s common stock by or on behalf of Southwest or any affiliated purchasers of Southwest (as defined in Securities and Exchange Commission Rule 10b-18) during the three months ended June 30, 2009.
Item 3: Defaults upon senior securities
None
Item 4: Submission of matters to a vote of security holders
Election of Directors: At Southwest’s annual shareholders’ meeting, held April 23, 2009, the shareholders of Southwest re-elected four Directors each for a term expiring at the 2010 annual shareholders’ meeting or such later time as his successor is elected and qualified. The Directors elected and the shareholders’ vote in the election of each Director were as follows:

	For	Withheld
James E. Berry II	11,358,206	911,104
Joe Berry Cannon	11,336,562	932,748
Robert B. Rodgers	11,374,088	895,222
John Cohlmia	11,781,964	487,346
Other Directors continuing in office following the annual shareholders’ meeting were Tom D. Berry, David S. Crockett, Jr., Rick Green, J. Berry Harrison, James M. Johnson, David P. Lambert, Linford R. Pitts, and Russell W. Teubner.
There were 14,637,773 shares of common stock outstanding and entitled to vote at the meeting. A total of 12,269,310 shares of common stock were represented at the meeting in person or by proxy, representing 83.82% of the shares outstanding and entitled to vote at the meeting.
Ratification of Appointment of Independent Registered Public Accounting Firm for 2009: At the annual meeting, shareholders also approved the engagement of Ernst & Young LLP as Southwest’s independent registered public accounting firm for 2009. The shareholder vote was as follows:

			Broker
For	Against	Abstain	Non-vote
12,215,250	40,568	13,492	0
Advisory Vote on Executive Compensation: At the annual meeting, the shareholders also approved the compensation of Southwest’s Chief Executive Officer, Chief Financial Officer, and three most highly compensated other executive officers. The shareholder vote was as follows:

			Broker
For	Against	Abstain	Non-vote
11,266,092	741,737	261,481	0
Item 5: Other information
None
Item 6: Exhibits
Exhibit 31(a), (b)      Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32(a), (b)      18 U.S.C. Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHWEST BANCORP, INC.
(Registrant)

By:	/s/ Rick Green	August 7, 2009

	Rick Green	Date
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kerby Crowell	August 7, 2009

	Kerby Crowell	Date
Executive Vice President, Chief Financial
Officer and Secretary
(Principal Financial Officer)