Form 10-Q
period 2009-09-30
SOUTHWEST BANCORP INC
filed 2009-11-06
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34110
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
14,749,732 (11/05/09)

SOUTHWEST BANCORP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Consolidated Statements of Financial Condition at September 30, 2009 and December 31, 2008	3

Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008	4

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	5

Unaudited Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2009	6

Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2009 and 2008	7

Notes to Unaudited Consolidated Financial Statements	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	41

ITEM 4. CONTROLS AND PROCEDURES	43

PART II. OTHER INFORMATION	44

SIGNATURES	45
EX-31.A
EX-31.B
EX-32.A
EX-32.B

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
(Dollars in thousands)	2009	2008

Assets
Cash and due from banks	$32,094	$27,287
Investment securities:
Held to maturity, fair value $6,907 (2009) and $7,293 (2008)	6,795	7,343
Available for sale, amortized cost $228,723 (2009) and $233,293 (2008)	233,009	238,037
Other investments at cost	18,986	18,786
Loans held for sale	36,526	56,941
Non-covered loans receivable	2,572,111	2,494,506
Less: Allowance for loan losses	(57,777)	(39,773)

Net non-covered loans	2,514,334	2,454,733
Covered loans receivable (includes loss share receivable of $33.3 million)	103,630	—
Net loans receivable	2,617,964	2,454,733
Accrued interest receivable	10,794	11,512
Premises and equipment, net	25,255	24,580
Non-covered other real estate	6,389	6,092
Covered other real estate	2,598	—
Goodwill	6,811	7,071
Other intangible assets, net	5,872	3,764
Other assets	26,254	23,616

Total assets	$3,029,347	$2,879,762

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand	$309,767	$261,940
Interest-bearing demand	82,622	76,027
Money market accounts	506,196	454,250
Savings accounts	25,636	14,135
Time deposits of $100,000 or more	888,814	802,244
Other time deposits	660,127	571,526

Total deposits	2,473,162	2,180,122
Accrued interest payable	4,545	7,018
Income tax payable	3,822	3,651
Other liabilities	10,288	9,667
Other borrowings	146,449	295,138
Subordinated debentures	81,963	81,963

Total liabilities	2,720,229	2,577,559

Shareholders’ equity:
Preferred stock, Series B — $1,000 par value; 1,250,000 shares authorized; 70,000 shares issued	66,872	66,392
Common stock — $1 par value; 20,000,000 shares authorized; 14,748,223 and 14,658,042 shares issued, respectively	14,748	14,658
Paid in capital	49,007	49,101
Retained earnings	175,834	170,579
Accumulated other comprehensive income	2,657	2,921
Treasury stock, at cost; 0 (2009) and 80,383 (2008) shares	—	(1,448)

Total shareholders’ equity	309,118	302,203

Total liabilities & shareholders’ equity	$3,029,347	$2,879,762

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands, except earnings per share data)	2009	2008	2009	2008

Interest income:
Interest and fees on loans	$35,607	$38,441	$104,884	$116,536
Investment securities:
U.S. government and agency obligations	397	818	1,370	2,733
Mortgage-backed securities	1,527	1,484	4,681	3,828
State and political subdivisions	70	98	234	288
Other securities	128	131	428	444
Other interest-earning assets	4	22	13	70

Total interest income	37,733	40,994	111,610	123,899

Interest expense:
Interest-bearing demand	107	147	410	454
Money market accounts	1,220	2,898	3,784	10,488
Savings accounts	39	17	62	58
Time deposits of $100,000 or more	4,822	6,879	16,524	21,795
Other time deposits	3,909	4,457	12,449	14,964
Other borrowings	960	1,839	3,424	5,755
Subordinated debentures	1,276	1,569	4,063	3,080

Total interest expense	12,333	17,806	40,716	56,594

Net interest income	25,400	23,188	70,894	67,305

Provision for loan losses	10,177	6,855	28,536	12,281

Net interest income after provision for loan losses	15,223	16,333	42,358	55,024

Noninterest income:
Service charges and fees	2,992	2,849	8,409	8,118
Other noninterest income	322	662	806	1,349
Gain on acquisition	—	—	3,281	—
Gain on sales of loans	386	601	2,030	2,044
Gain (loss) on sale/call of securities	10	(50)	2,922	1,198

Total noninterest income	3,710	4,062	17,448	12,709

Noninterest expense:
Salaries and employee benefits	7,824	8,863	21,950	26,941
Occupancy	2,958	2,968	8,478	8,028
FDIC and other insurance	1,134	469	4,444	1,443
Other real estate, net	90	(92)	91	115
General and administrative	3,522	4,325	9,854	12,168

Total noninterest expense	15,528	16,533	44,817	48,695

Income before taxes	3,405	3,862	14,989	19,038
Taxes on income	1,271	1,556	5,581	7,362

Net income	$2,134	$2,306	$9,408	$11,676

Net income available to common shareholders	$1,097	$2,306	$6,303	$11,676

Basic earnings per common share	$0.07	$0.16	$0.43	$0.81
Diluted earnings per common share	$0.07	$0.16	$0.43	$0.80
Cash dividends declared per share	$0.0238	$0.0950	$0.0714	$0.2850

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months
	ended September 30,
(Dollars in thousands)	2009	2008

Operating activities:
Net income	$9,408	$11,676
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	28,536	12,281
Deferred tax benefit	(4,973)	(2,191)
Asset depreciation	2,223	2,167
Securities premium amortization (discount accretion), net	1,283	77
Amortization of intangibles	1,268	945
Stock based compensation	248	417
Net gain on sale/call of investment securities	(2,922)	(1,198)
Net gain on sales of available for sale loans	(2,030)	(2,044)
Net loss on sales of premises/equipment	15	248
Net gain on other real estate owned	(403)	(558)
Gain from FDIC assisted acquisition	(3,281)	—
Proceeds from sales of residential mortgage loans	124,358	49,830
Residential mortgage loans originated for resale	(124,867)	(49,147)
Proceeds from sales of student loans	81,396	74,503
Student loans originated for resale	(58,116)	(79,768)
Net change in assets and liabilities:
Accrued interest receivable	718	10,587
Other assets	2,542	(5,645)
Income taxes payable	414	2,361
Excess tax expense from share-based payment arrangements	(243)	(306)
Accrued interest payable	(2,473)	(1,449)
Other liabilities	834	2,171

Net cash provided by operating activities	53,935	24,957

Investing activities:
Proceeds from sales of available for sale securities	123,458	7,735
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	1,550	1,500
Available for sale securities	57,296	179,686
Purchases of other investments	(200)	(299)
Purchases of held to maturity securities	—	(2,500)
Purchases of available for sale securities	(154,902)	(172,897)
Loans originated and principal repayments, net	(81,225)	(310,233)
FDIC assisted acquisition, net	17,161	—
Purchases of premises and equipment	(2,965)	(3,053)
Proceeds from sales of premises and equipment	89	192
Proceeds from sales of other real estate owned	6,260	11,416

Net cash used in investing activities	(33,478)	(288,453)

Financing activities:
Net increase in deposits	158,033	140,140
Net increase (decrease) in other borrowings	(170,361)	80,762
Net proceeds from issuance of common stock	947	1,622
Net proceeds from issuance of subordinated debentures	—	35,570
Excess tax benefit from share-based payment arrangements	243	306
Preferred stock dividends paid	(2,431)	—
Common stock dividends paid	(2,081)	(4,079)

Net cash provided from (used in) financing activities	(15,650)	254,321

Net change in cash and cash equivalents	4,807	(9,175)
Cash and cash equivalents:
Beginning of period	27,287	45,678

End of period	$32,094	$36,503

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

						Accumulated
						Other		Total
	Preferred	Common Stock		Paid in	Retained	Comprehensive	Treasury	Shareholders’
(Dollars in thousands)	Stock	Shares	Amount	Capital	Earnings	Income	Stock	Equity

Balance, December 31, 2008	$66,392	14,658,042	$14,658	$49,101	$170,579	$2,921	$(1,448)	$302,203

Cash dividends:
Preferred	—	—	—	—	(2,625)	—	—	(2,625)
Common, $0.0714 per share, and other dividends	—	—	—	—	(1,048)	—	—	(1,048)
Warrant amortization	480	—	—	—	(480)	—	—	—
Common stock issued:
Employee Stock Option Plan	—	89,705	90	(87)	—	—	883	886
Employee Stock Purchase Plan	—	476	—	(41)	—	—	102	61
Restricted Stock	—	—	—	(239)	—	—	463	224
Tax expense related to exercise of stock options	—	—	—	243	—	—	—	243
Stock Compensation Expense	—	—	—	30	—	—	—	30
Other comprehensive loss, net of tax	—	—	—	—	—	(264)	—	(264)
Net income	—	—	—	—	9,408	—	—	9,408

Balance, September 30, 2009	$66,872	14,748,223	$14,748	$49,007	$175,834	$2,657	$0	$309,118

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands)	2009	2008	2009	2008

Net income	$2,134	$2,306	$9,408	$11,676

Other comprehensive income (loss):
Unrealized holding gain (loss) on available for sale securities	2,947	255	2,464	(1,229)
Reclassification adjustment for gains (losses) arising during the period	(10)	50	(2,922)	(1,198)

Other comprehensive income (loss), before tax	2,937	305	(458)	(2,427)
Tax benefit (expense) related to items of other comprehensive income (loss)	(1,133)	(124)	194	944

Other comprehensive income (loss), net of tax	1,804	181	(264)	(1,483)

Comprehensive income	$3,938	$2,487	$9,144	$10,193

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1: GENERAL
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal recurring adjustments. The results of operations for the three and nine months ended September 30, 2009, and the cash flows for the nine months ended September 30, 2009, should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2008.
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
The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative.
ASC 855, Subsequent Events (formerly SFAS No. 165) became effective for Southwest for reporting periods ending after June 15, 2009. This ASC establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855.10.05-1 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. In accordance with ASC 855, Southwest has evaluated subsequent events for potential recognitions and disclosure through November 5, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.
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

The acquisition of these assets and liabilities constitute a business as defined by ASC 805, Business Combinations (formerly SFAS No. 141(R)) because they are capable of being operated as a business. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The resulting gain of $3.3 million on the acquisition is included in noninterest income in the Consolidated Statement of Operations.
Bank of Kansas and the FDIC entered into loss sharing agreements that provide Bank of Kansas with significant protection against credit losses from loans and related assets acquired in the transaction. Under these agreements, the FDIC will reimburse Bank of Kansas 80% of net losses up to $35.0 million on covered assets, primarily acquired loans and other real estate, and 95% of any net losses above $35.0 million. Bank of Kansas will service the covered assets. The loss sharing agreements have terms of ten years for one-to-four family residential loans and eight years for all other loan types. The expected payments from the FDIC under the loss sharing agreements were recorded as part of the loans acquired at a fair value of $33.1 million as of June 19, 2009. Bank of Kansas has identified $5.0 million in net losses to submit to the FDIC under such loss sharing agreement during the period from June 19, 2009 through September 30, 2009.
It is expected that, based upon the analysis performed by the outside valuation firm, Bank of Kansas will accrete additional discounts into income as Bank of Kansas collects on the assets covered by the loss share agreements.
Subsequent to September 30, 2009, Bank of Kansas elected to exercise its option to acquire four former FNBA branch offices from the FDIC. Per the acquisition agreement, acquisition costs of the branch buildings will be at fair value based on current appraisals.
ASC 310.30, Loan and Debt Securities Acquired with Deteriorated Credit Quality (formerly AICPA Statement of Position 03-3), applies to loans with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. ASC 310.30.30-1 prohibits carrying over or creating an allowance for loan losses upon initial recognition.
The carrying value of the FDIC covered assets at September 30, 2009 consisted of loans accounted for in accordance with ASC 310.30 and other assets as follows:

	ASC 310.30
(Dollars in thousands)	Loans	Other	Total

Commercial real estate	$28,500	$—	$28,500
1-4 family residential	10,788	—	10,788
Real Estate Construction	15,177	—	15,177
Commercial	13,845	—	13,845
Consumer	2,069	—	2,069
Other real estate owned	—	2,598	2,598
Estimated loss reimbursement from the FDIC	33,251	—	33,251

Total covered assets	$103,630	$2,598	$106,228

Changes in the carrying amounts and accretable yield for ASC 310.30 loans were as follows during the three and nine months ended September 30, 2009 (or from the date of acquisition):

	For the three months ended		For the nine months ended
	September 30, 2009		September 30, 2009
	Net	Carrying	Net	Carrying
	accretable	amount	accretable	amount
(Dollars in thousands)	amount	of loans	amount	of loans

Fair value of acquired loans at beginning of period (or date of acquisition)	$3,733	$113,900	$3,744	$117,096
Payments received		(10,559)		(13,766)
Charge-offs	(38)	—	(38)	—
Amortization	(289)	289	(300)	300

Balance at end of period	$3,406	$103,630	$3,406	$103,630

NOTE 4: INVESTMENT SECURITIES AND OTHER INVESTMENTS
Effective April 1, 2009, Southwest adopted the provisions of new authoritative accounting guidance under ASC 320, Debt and Equity Securities. The provisions (i) change existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under this section, declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Adoption of the new guidance did not have a material impact on our financial condition and results of operations.
A summary of the amortized cost and fair values of investment securities at September 30, 2009 and December 31, 2008 follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

At September 30, 2009:
Held to Maturity:
Obligations of state and political subdivisions	$6,795	$112	$—	$6,907

Total	$6,795	$112	$—	$6,907

Available for Sale:
U.S. Government obligations	$1,098	$3	$—	$1,101
Federal agency securities	63,913	775	(34)	64,654
Obligations of state and political subdivisions	1,047	24	—	1,071
Mortgage-backed securities	161,781	3,250	(100)	164,931
Equity securities	884	368	—	1,252

Total	$228,723	$4,420	$(134)	$233,009

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

At December 31, 2008:
Held to Maturity:
Obligations of state and political subdivisions	$7,343	$10	$(60)	$7,293

Total	$7,343	$10	$(60)	$7,293

Available for Sale:
U.S. Government obligations	$986	$13	$—	$999
Federal agency securities	77,543	1,663	(9)	79,197
Obligations of state and political subdivisions	2,736	19	—	2,755
Mortgage-backed securities	151,130	2,897	(14)	154,013
Equity securities	898	175	—	1,073

Total	$233,293	$4,767	$(23)	$238,037

Federal Reserve Bank stock, Federal Home Loan Bank stock, and certain other investments are not readily marketable and are carried at cost. Total investments carried at cost were $19.0 million and $18.8 million at September 30, 2009 and December 31, 2008, respectively. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.
Gain or loss on sale of investments is based upon the specific identification method. Sales of securities available for sale were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands)	2009	2008	2009	2008

Proceeds from sales	$—	$—	$122,225	$7,790
Gross realized gains	—	—	2,911	1,290
Gross realized losses	—	—	—	—
The following tables present securities with gross unrealized losses and fair value by length of time that the individual securities had been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008. Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
			Loss Existing for:
	Number of	Amortized	Less Than	More Than	Fair
(Dollars in thousands)	Securities	Cost	12 Months	12 Months	Value

At September 30, 2009:
Available for Sale:
Federal agency securities	4	$15,180	$(34)	$—	$15,146
Mortgage-backed securities	8	12,196	(100)	—	12,096

Total	12	$27,376	$(134)	$—	$27,242

			Continuous Unrealized
			Loss Existing for:
	Number of	Amortized	Less Than	More Than	Fair
(Dollars in thousands)	Securities	Cost	12 Months	12 Months	Value

At December 31, 2008:
Held to Maturity:
Obligations of state and political subdivisions	5	$2,875	$(60)	$—	$2,815

Total	5	$2,875	$(60)	$—	$2,815

Available for Sale:
Federal agency securities	2	$5,962	$(9)	$—	$5,953
Obligations of state and political subdivisions	1	1,250	—	—	1,250
Mortgage-backed securities	8	3,608	(14)	—	3,594

Total	11	$10,820	$(23)	$—	$10,797

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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time Southwest will receive full value for the securities. Furthermore, as of September 30, 2009, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that Southwest will not have to sell any such securities before a recovery of cost. The declines in fair value were attributable to increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates. Management does not believe any of the securities are impaired due to credit quality. Accordingly, as of September 30 2009, management believes the impairment of these investments is not deemed to be other-than-temporary.
A comparison of the amortized cost and approximate fair value of Southwest’s debt securities by maturity date at September 30, 2009 follows in the next table.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

One year or less	$16,672	$16,979	$2,825	$2,867
More than one year through five years	139,006	142,243	3,970	4,040
More than five years through ten years	60,113	60,717	—	—
More than ten years	12,932	13,070	—	—

Total	$228,723	$233,009	$6,795	$6,907

The foregoing analysis assumes that Southwest’s mortgage-backed securities mature during the period in which they are estimated to prepay. No other prepayment or repricing assumptions have been applied to Southwest’s debt securities for this analysis.
NOTE 5: LOANS AND OTHER REAL ESTATE
Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas. Its commercial lending operations are concentrated in Oklahoma City, Dallas, Tulsa, and other metropolitan markets in Texas, Kansas, and Oklahoma. As a result, the collectibility of Southwest’s loan portfolio can be affected by changes in the economic conditions in those states and markets. At September 30, 2009 and December 31, 2008, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets, or were guaranteed by agencies of the United States government or, in the case of private student loans, insured by a private insurer.
Loans covered under the loss sharing agreements with the FDIC including the amounts of expected reimbursements from the FDIC under these agreements are reported in loans and are referred to as “covered” loans. Covered loans were initially recorded at fair value at the acquisition date. Subsequent decreases in the amount expected to be collected result in a provision for loan losses equal to the portion of the loss retained by the bank and an increase in the estimated FDIC reimbursement equal to the portion of the loss reimbursable by the FDIC. Interest is accrued daily on the outstanding principal balances. Covered loans which are more than 90 days delinquent with respect to interest or principal, unless they are well secured and in the process of collection, and other covered loans on which full recovery of principal or interest is in doubt, are placed on nonaccrual status. Interest previously accrued on covered loans placed on nonaccrual status is charged against interest income, net of estimated FDIC reimbursements of such accrued interest. When the ability to fully collect nonaccrual loan principal is in doubt, payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Any additional interest payments received after that time are recorded as interest income on a cash basis.
Other real estate owned covered under the loss sharing agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC and are referred to as “covered” other real estate. Fair value adjustments on covered other real estate result in a reduction of the covered other real estate carrying amount and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss charged against earnings.
As of September 30, 2009, approximately $706.1 million, or 27%, of Southwest’s non-covered portfolio loans consisted of loans to individuals and businesses in the healthcare industry. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.

	September 30,		December 31,
	2009		2008*
(Dollars in thousands)	Non-covered	Covered

Nonaccrual loans:
Commercial real estate	$23,912	$570	$9,881
One-to-four family residential	10,409	4,455	474
Real estate construction	49,623	8,975	37,346
Commercial	10,603	670	11,598
Other consumer	168	16	11

Total nonaccrual loans (1)	$94,715	$14,686	$59,310

Past due 90 days or more:
Commercial real estate	8,010	2,794	9
One-to-four family residential	20	—	39
Real estate construction	2,431	1,694	4,005
Commercial	72	30	547
Other consumer	45	26	73

Total past due 90 days or more	10,578	4,544	4,673

Total nonperforming loans	105,293	19,230	63,983
Other real estate owned	6,389	2,598	6,092

Total nonperforming assets	$111,682	$21,828	$70,075

Nonperforming loans to portfolio loans receivable	4.09%	18.56%	2.56%
Allowance for loan losses to nonperforming loans	54.87%	0.00%	62.16%
Nonperforming assets to portfolio loans receivable and other real estate owned	4.33%	20.55%	2.80%

(1)	The government-guaranteed portion of loans included in these totals was $517,000 and $1.1 million, respectively.

*	There were no covered nonperforming assets as of December 31, 2008.
All of the non-covered nonaccruing assets are subject to regular tests for impairment as part of Southwest’s allowance for loan losses methodology (see Note 6).
During the first nine months of 2009, $2.0 million of interest income was received on nonaccruing loans, primarily from a one-time recovery from a successful resolution of a nonperforming loan in second quarter. If interest on those loans had been accrued for the nine months ended September 30, 2009, additional interest income of $4.1 million would have been recorded.
Included in non-covered nonaccrual loans as of September 30, 2009, are four collateral dependent lending relationships with aggregate principal balances of approximately $55.0 million and related impairment reserves of $6.8 million which were established based on recent appraisal values obtained for the respective properties. All four of these lending relationships are in the real estate industry and include a residential condominium construction project with three loans outstanding, an apartment complex rehabilitation project with three loans outstanding, a lending relationship consisting of three loans that include a residential land development and two retail commercial real estate buildings for lease, and a residential land development lending relationship.
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
Under generally accepted accounting principles and instructions to reports of condition and income of federal banking regulators, a nonaccrual loan may be returned to accrual status: when none of its principal and interest is due and unpaid, repayment is expected and there has been a sustained period (at least six months) of repayment performance; when the loan is not brought current, but there is a sustained period of performance and repayment within a reasonable period is reasonably assured; or when the loan otherwise becomes well secured and in process of collection. Purchased impaired loans also may be returned to accrual status without becoming fully current. Loans that have been restructured because of weakened financial positions of the borrowers also may be returned to accrual status without becoming fully current. Loans that have been restructured because of weakened financial positions of the borrowers also may be returned to accrual status if repayment is reasonably assured under the revised terms and there has been a sustained period of repayment performance.
(Please see Note 3 for information regarding loans acquired in the FDIC-assisted FNBA transaction.)
NOTE 6: ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LOAN COMMITMENTS
Activity in the allowance for loan losses is shown below for the indicated periods.

	For the nine	For the	For the nine
	months ended	year ended	months ended
(Dollars in thousands)	September 30, 2009	December 31, 2008	September 30, 2008

Balance at beginning of period	$39,773	$29,584	$29,584
Loans charged-off:
Real estate mortgage	4,151	2,125	1,463
Real estate construction	3,352	2,209	760
Commercial	3,656	4,552	3,866
Installment and consumer	998	1,056	599

Total charge-offs	12,157	9,942	6,688
Recoveries:
Real estate mortgage	289	57	43
Real estate construction	343	2	2
Commercial	739	962	470
Installment and consumer	254	131	115

Total recoveries	1,625	1,152	630

Net loans charged-off	10,532	8,790	6,058
Provision for loan losses	28,536	18,979	12,281

Balance at end of period	$57,777	$39,773	$35,807

Portfolio loans outstanding:
Average (both non-covered and covered)	$2,595,739	$2,359,471	$2,328,597
End of period (non-covered)	2,572,111	2,494,506	2,440,091
Net charge-offs to average portfolio loans (annualized)	0.54%	0.37%	0.35%
Allowance for loan losses to non-covered portfolio loans (end of period)	2.25%	1.59%	1.47%
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
Management believes the level of the allowance is appropriate to absorb probable losses inherent in the loan portfolio. The allowance for loan and lease losses is determined in accordance with regulatory guidelines and generally accepted accounting principles and is comprised of two primary components. There is no one factor, or group of factors, that produces the amount of an appropriate allowance for loan losses, as the methodology for assessing the allowance for loan losses makes use of evaluations of individual impaired loans along with other factors and analysis of loan categories. This assessment is highly qualitative, and relies upon judgments and estimates by management.
Each loan deemed to be impaired (all loans on nonaccrual) is evaluated on an individual basis using the discounted present value of expected cash flows, the fair value of collateral, or the market value of the loan, and a specific allowance is recorded based on the result consistent with ASC 310.10.35, Receivables: Subsequent Measurement (formerly SFAS No. 114). Collateral dependent loans are evaluated for impairment based upon the fair value of the collateral. The amount and level of the impairment allowance is ultimately determined by management’s estimate of the amount of expected future cash flows or, if the loan is collateral dependent, on the value of collateral, which may vary from period to period depending on changes in the financial condition of the borrower or changes in the estimated value of the collateral. Charge-offs against the allowance of impaired loans are made when and to the extent the loan is deemed uncollectible. Any portion of a collateral dependent impaired loan in excess of the fair value of the collateral that is determined to be uncollectible is charged off. The remaining portion of the allowance is calculated based on ASC 450, Contingencies (formerly SFAS No. 5). Loans not evaluated for specific allowance are segmented into loan pools by type of loan. Estimated allowances are based on historical loss trends with adjustments factored in based on qualitative risk factors both internal and external to Southwest. These factors include but are not limited to, economic and business conditions, changes in lending staff, lending policies and procedures, quality of loan review, changes in the nature and volume of the portfolios, loss and recovery trends, asset quality trends, and legal and regulatory considerations.
Independent appraisals on real estate collateral securing loans are obtained at origination. New appraisals are obtained periodically and upon discovery of factors that may significantly affect the value of the collateral. Appraisals usually are received within 30 days of request. Results of appraisals on nonperforming and potential problem loans are reviewed promptly upon receipt and also are reviewed monthly and considered in the determination of the allowance for loan losses. Southwest is not aware of any significant time lapses in the process that have resulted, or would result in, a significant delay in determination of a credit weakness, the identification of a loan as nonperforming, or the measurement of an impairment.
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
The reserve for unfunded loan commitments was $3.3 million, $3.7 million and $3.3 million at September 30, 2009, December 31, 2008, and September 30, 2008, respectively. The reserve, which is included in other liabilities on Southwest’s statement of financial condition, is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.
NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill totaled $6.8 million and $7.1 million at September 30, 2009 and December 31, 2008, respectively. During the second quarter of 2009, we discovered an error in the entries made to record a prior acquisition in 2007 and recorded the correction in that quarter. The adjustment was recorded to reduce goodwill by $260,000 to properly record other asset balances that were established at the time of the acquisition. This adjustment is not material to previous fiscal years, nor is it expected to be material to anticipated results for the full fiscal year and accordingly, Southwest has included the correction in the period in which it was identified.
Other intangible assets totaled $5.9 million at September 30, 2009, including $4.2 million related to core deposits and $1.6 million related to mortgage loan servicing rights. Other intangible assets totaled $3.8 million at December 31, 2008, including $2.6 million related to core deposits and $1.2 million related to mortgage loan servicing rights. The increase in core deposits is related to the FNBA acquisition that occurred in second quarter. The changes in mortgage loan servicing rights as of September 30, 2009, include $1.4 million in additions offset by $597,000 in amortization and $329,000 in other-than-temporary impairment charges.
NOTE 8: FAIR VALUE MEASUREMENTS
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In estimating fair value, Southwest utilizes valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC 820, Fair Value Measurements and Disclosure (formerly SFAS No. 157), establishes a fair value hierarchy for a valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
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

data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments. This category includes U.S. Government and agency mortgage-backed debt securities, municipal obligation securities, and loans held for sale.

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
Effective April 1, 2009, Southwest adopted new authoritative accounting guidance under ASC 820. This guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. The new accounting guidance amended prior guidance to expand certain disclosure requirements. Adoption of the new guidance did not have a significant impact on Southwest’s financial condition and results of operations.
As of September 30, 2009, assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Loans held for sale	$36,526	$—	$36,526	$—
Available for sale securities	233,009	141	231,757	1,111

Total	$269,535	$141	$268,283	$1,111

For the nine months ended September 30, 2009, the following table presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no changes in unrealized gains and losses recorded in earnings for the period for Level 3 assets and liabilities.

Available for
(Dollars in thousands)	Sale Securities

Balance at December 31, 2008	$888
Total gains or losses (realized/unrealized)
Included in earnings
interest income	12
noninterest income	(26)
Included in other comprehensive income	237
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Balance at September 30, 2009	$1,111

Certain financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets measured on a nonrecurring basis include impaired loans, other real estate owned, goodwill, core deposit premiums, and mortgage loan servicing rights. At September 30, 2009, assets measured at fair value on a nonrecurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs	Total
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)	Losses

Non-covered impaired loans at fair value	$74,594	$—	$74,594	$—	$(14,139)
Mortgage loan servicing rights	1,678	—	—	1,678	(329)

Total	$76,272	$—	$74,594	$1,678	$(14,468)

Non-covered impaired loans measured at fair value with a carrying amount of $94.1 million were written down to their fair value of $74.6 million, resulting in a life-to-date impairment of $19.5 million, of which $14.1 million was included in the provision for loan losses for the nine months ended September 30, 2009.
Mortgage loan servicing rights were written down to their fair value, resulting in an impairment charge of $329,000, which was included in noninterest income for the nine months ended September 30, 2009. The impairment charges were incurred in first and second quarters of 2009. There is no active trading market for mortgage loan servicing rights. The fair value is estimated by calculating the present value of net servicing revenue over the anticipated life of each loan. A cash flow model is used to determine fair value. Key assumptions and estimates, including projected prepayment speeds and assumed servicing costs, earnings on escrow deposits, ancillary income, and discount rates used by this model are based on current market sources. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults, and other relevant factors. The prepayment model is updated for changes in market conditions.
Effective June 30, 2009, Southwest adopted new authoritative accounting guidance under ASC 825, Financial Instruments, which requires an entity to provide disclosures about fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under ASC 825 are included below.
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
     Deposits - The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the statement of financial condition date. The fair value of fixed maturity certificates of deposits is estimated using the rates currently offered for deposits of similar remaining maturities.
     Other borrowings - The fair values of other borrowings are the amounts payable at the statement of financial condition date, as the carrying amount is a reasonable estimate of fair value due to the short-term maturity rates. Included in other borrowings are federal funds purchased, securities sold under agreements to repurchase, treasury tax and loan demand notes and FHLB borrowings.
     Subordinated debentures - Two subordinated debentures have floating rates that reset quarterly and the third subordinated debenture has a fixed rate. The fair value of the floating rate subordinated debentures is based on current book value. The fair value of the fixed rate subordinated debenture is based on market price.
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
The carrying values and estimated fair values of Southwest’s financial instruments follow:

	At September 30, 2009		At December 31, 2008
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values

Cash and cash equivalents	$32,094	$32,094	$27,287	$27,287
Investment securities:
Held to maturity	6,795	6,907	7,343	7,293
Available for sale	233,009	233,009	238,037	238,037
Other investments	18,986	18,986	18,786	18,786
Total loans	2,654,490	2,688,204	2,511,674	2,541,424
Accrued interest receivable	10,794	10,794	11,512	11,512
Deposits	2,473,162	2,480,753	2,180,122	2,190,988
Accrued interest payable	4,545	4,545	7,018	7,018
Other liabilities	10,288	10,288	9,667	9,667
Other borrowings	146,449	146,449	295,138	295,138
Subordinated debentures	81,963	83,619	81,963	82,653
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
In accordance with the provisions of ASC 718, Stock Compensation (formerly SFAS No. 123(R)), Southwest recorded approximately $30,000 of share-based compensation expense for the nine month period ended September 30, 2009 related to outstanding stock options.
The share-based compensation is calculated using the accrual method, which treats each vesting tranche as a separate award and amortizes expense evenly from grant date to vest date. This charge had no impact on Southwest’s reported cash flows. The cumulative deferred tax asset that was recorded related to compensation expense was approximately $177,000.
For purposes of the disclosure in the following table and for purposes of determining estimated fair value under the provisions of ASC 718, Southwest has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the table below. Southwest will continue to monitor the actual expected term of stock options and will adjust the expected term used in the valuation process when the difference is determined to be significant.
Share-based employee compensation expense for stock options under the fair value method was measured using the following quarterly assumptions for options granted during the respective quarters. No options have been granted in 2009.

Expected
	Risk-Free	Expected		Option
	Interest	Dividend	Expected	Term
	Rate	Yield	Volatility	(in years)

Third quarter 2009	N/A	N/A	N/A	N/A
Second quarter 2009	N/A	N/A	N/A	N/A
First quarter 2009	N/A	N/A	N/A	N/A
Third quarter 2008	N/A	N/A	N/A	N/A
Second quarter 2008	N/A	N/A	N/A	N/A
First quarter 2008	2.30%	2.24%	34.36%	3.00
A summary of options outstanding under the Stock Plans and the 2008 Stock Plan as of September 30, 2009, and changes during the nine month period then ended, is presented below.

			Weighted
		Weighted	Average Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (dollars
	Options	Price	Life (Years)	in thousands)

Outstanding at December 31, 2008	691,111	$17.10

Granted	—	—
Exercised	(138,720)	6.38
Canceled/expired	(158,717)	18.09

Outstanding at September 30, 2009	393,674	$20.47	1.43	$443

Total exercisable at September 30, 2009	379,990	$20.91	1.42	$350
A summary of the status of Southwest’s nonvested stock options as of September 30, 2009 and changes during the nine month period then ended is presented below.

	Shares	Weighted
	Issuable	Average
	Upon Exercise	Grant Date
	of Options	Fair Value

Nonvested Balance at December 31, 2008	56,660	$4.36

Granted	—	—
Vested	(42,976)	5.06
Forfeited	—	—

Nonvested Balance at September 30, 2009	13,684	$2.18

The fair value of options that became vested during the nine month period was $217,000.
As of September 30, 2009, there was $2,000 of total unrecognized compensation expense related to stock option arrangements granted under the Stock Plans and the 2008 Stock Plan. This unrecognized expense is expected to be recognized during the next year.
Restricted Stock
Restricted shares granted as of September 30, 2009 and 2008 were 78,095 and 52,192, respectively. For the nine months ended September 30, 2009 and September 30, 2008, Southwest recognized $133,000 in compensation expense, net of tax, related to all restricted shares outstanding. As of September 30, 2009, there was $347,000 of total unrecognized compensation expense related to restricted shares granted under the Stock Plans and the 2008 Stock Plan. This unrecognized expense is expected to be recognized during the next three years.
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
NOTE 10: TAXES ON INCOME
In accordance with ASC 740, Income Taxes (formerly Financial Accounting Standards Board Interpretation No. 48), the balance of unrecognized tax benefits at September 30, 2009 was $2.9 million (net of federal benefit on state issues), that if recognized, would favorably affect the effective tax rate in any future periods.
Southwest recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of September 30, 2009, an additional $446,000 has been accrued in interest and penalties. Southwest had approximately $1.8 million accrued for interest and penalties at September 30, 2009.
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
NOTE 11: EARNINGS PER SHARE
Effective January 1, 2009, Southwest adopted new authoritative accounting guidance under ASC 260, Earnings Per Share, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Southwest has determined that its unvested restricted stock awards are participating securities. Accordingly, effective January 1, 2009, earnings per common share is computed using the two-class method prescribed by ASC 260. All previously reported earnings per share data has been retroactively adjusted to conform to the new computation method and no previously reported earnings per share amounts changed as a result of adoption.
Using the two-class method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which exclude the outstanding unvested restricted stock. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method. Stock options and warrants, where the exercise price was greater than the average market price of common shares, were not included in the computation of earnings per diluted share as they would have been antidilutive. On September 30, 2009 and 2008, there were 375,083 and 403,950 antidilutive stock options to purchase common shares, respectively. An antidilutive warrant to purchase 703,753 shares of common stock was also outstanding on September 30, 2009.

The following table sets forth the computation of basic and diluted earnings per common share:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands, except earnings per share data)	2009	2008	2009	2008

Numerator:
Net income	$2,134	$2,306	$9,408	$11,676
Preferred dividend	(875)	—	(2,625)	—
Warrant amortization	(162)	—	(480)	—

Net income available to common shareholders	$1,097	$2,306	$6,303	$11,676
Earnings allocated to participating securities	(3)	(5)	(18)	(25)

Numerator for basic earnings per common share	$1,094	$2,301	$6,285	$11,651
Effect of reallocating undistributed earnings of participating securities	(2)	(2)	(15)	(16)

Numerator for diluted earnings per common share	$1,092	$2,299	$6,270	$11,635

Denominator:
Denominator for basic earnings per common share - Weighted average common shares outstanding	14,649,061	14,496,871	14,598,693	14,458,325
Effect of dilutive securities:
Stock options	49,363	148,189	58,604	165,316
Warrant	—	—	—	—

Denominator for diluted earnings per common share	14,698,424	14,645,060	14,657,297	14,623,641

Earnings per common share:
Basic	$0.07	$0.16	$0.43	$0.81

Diluted	$0.07	$0.16	$0.43	$0.80

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
The following table provides a summary of Southwest’s off-balance sheet financial instruments:

	September 30,	December 31,
(Dollars in thousands)	2009	2008

Commitments to extend commercial and real estate mortgage credit	$447,204	$649,830
Standby and commercial letters of credit	4,335	7,752

Total	$451,539	$657,582

A loan commitment is a binding contract to lend up to a maximum amount for a specified period of time provided there is no violation of any financial, economic, or other terms of the contract. A standby letter of credit obligates Southwest to honor a financial commitment to a third party should Southwest’s customer fail to perform. Many loan commitments and most standby letters of credit expire unfunded, and, therefore, commitments do not necessarily represent future outstanding loans or payments. Loan commitments and letters of credit are made under normal credit terms, including interest rates and collateral prevailing at the time. Commercial letters of credit are commitments generally issued to finance the movement of goods between buyers and sellers. Southwest’s exposure to credit loss, assuming commitments are funded, in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. Please see Note 6.
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
The primary purpose of the funds management unit is to manage Southwest’s overall internal liquidity needs and interest rate risk. Each segment borrows funds from and provides funds to the funds management unit as needed to support its operations. The value of funds provided to and the cost of funds borrowed from the funds management unit by each segment are internally priced at rates that approximate market rates for funds with similar duration. The yield used in the funds transfer pricing curve is a blend of rates based on the volume usage of retail and brokered certificates of deposit and Federal Home Loan Bank advances.
The Other Operations segment also includes SNB Wealth Management, corporate investments, and consulting subsidiaries; these operations are discussed more fully in the 2008 Annual Report.
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
The accounting policies of each reportable segment are the same as those of Southwest. Expenses for consolidated back-office operations are allocated to operating segments based on estimated uses of those services. General overhead expenses such as executive administration, accounting, and audit are allocated based on the direct expense and/or deposit and loan volumes of the operating segment. Income tax expense for the operating segments is calculated at statutory rates. The Other Operations segment records the tax expense or benefit necessary to reconcile to the consolidated financial statements.
Capital is assigned to each of the segments using a risk-based capital pricing methodology that assigns capital ratios by asset, deposit, or revenue category based on credit risk, interest rate risk, market risk, operational risk, and liquidity risk.
The following table summarizes financial results by operating segment:

For the Three Months Ended September 30, 2009
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations	Company

Net interest income	$10,736	$10,586	$4,107	$2,279	$171	$(2,479)	$25,400
Provision for loan losses	2,193	2,956	3,279	1,749	—	—	10,177
Noninterest income	2,170	430	682	49	312	67	3,710
Noninterest expenses	6,390	3,487	3,533	518	815	785	15,528

Income (loss) before taxes	4,323	4,573	(2,023)	61	(332)	(3,197)	3,405
Taxes on income	1,794	1,887	(843)	4	(131)	(1,440)	1,271

Net income (loss)	$2,529	$2,686	$(1,180)	$57	$(201)	$(1,757)	$2,134

For the Three Months Ended September 30, 2008
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations	Company

Net interest income	$12,603	$8,228	$2,360	$2,579	$343	$(2,925)	$23,188
Provision for loan losses	1,190	2,300	2,956	409	—	—	6,855
Noninterest income	2,124	709	(103)	56	454	822	4,062
Noninterest expenses	7,984	4,310	1,207	743	1,047	1,242	16,533

Income (loss) before taxes	5,553	2,327	(1,906)	1,483	(250)	(3,345)	3,862
Taxes on income	2,258	995	(570)	635	(101)	(1,661)	1,556

Net income (loss)	$3,295	$1,332	$(1,336)	$848	$(149)	$(1,684)	$2,306

For the Nine Months Ended September 30, 2009
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking**	Banking	Market	Operations*	Company

Net interest income	$33,470	$31,625	$9,258	$7,142	$907	$(11,508)	$70,894
Provision for loan losses	5,684	10,114	3,702	9,036	—	—	28,536
Noninterest income	6,677	1,375	5,044	161	1,457	2,734	17,448
Noninterest expenses	19,587	10,524	7,708	1,554	2,605	2,839	44,817

Income (loss) before taxes	14,876	12,362	2,892	(3,287)	(241)	(11,613)	14,989
Taxes on income	5,853	4,895	1,069	(1,292)	(96)	(4,848)	5,581

Net income (loss)	$9,023	$7,467	$1,823	$(1,995)	$(145)	$(6,765)	$9,408

*	Includes externally generated revenue of $8.1 million, primarily from investing services, and an internally generated loss of $16.9 million from the funds management unit

**	Noninterest income includes the $3.3 million gain on acquisition previously described.

Fixed asset expenditures	$2,026	$3	$505	$—	$—	$431	$2,965
Total loans at period end	943,982	1,042,369	400,710	288,680	36,526	—	2,712,267
Total assets at period end	960,519	1,029,604	508,007	286,020	39,409	205,788	3,029,347
Total deposits at period end	1,578,457	161,455	276,344	—	8,563	448,343	2,473,162

For the Nine Months Ended September 30, 2008
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations*	Company

Net interest income	$35,562	$24,528	$7,426	$7,257	$1,085	$(8,553)	$67,305
Provision for loan losses	3,358	4,463	3,979	481	—	—	12,281
Noninterest income	6,351	1,479	107	129	1,211	3,432	12,709
Noninterest expenses	24,192	12,396	4,781	2,166	2,764	2,396	48,695

Income (loss) before taxes	14,363	9,148	(1,227)	4,739	(468)	(7,517)	19,038
Taxes on income	5,641	3,633	(309)	1,894	(185)	(3,312)	7,362

Net income (loss)	$8,722	$5,515	$(918)	$2,845	$(283)	$(4,205)	$11,676

*	Includes externally generated revenue of $7.2 million, primarily from investing services, and an internally generated loss of $12.3 million from the funds management unit

Fixed asset expenditures	$1,555	$613	$63	$29	$—	$793	$3,053
Total loans at period end	962,611	892,998	288,268	296,214	72,248	—	2,512,339
Total assets at period end	971,055	890,741	295,302	294,785	77,498	302,990	2,832,371
Total deposits at period end	1,345,710	136,694	148,269	—	2,802	565,244	2,198,719
NOTE 14: ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED
New authoritative accounting guidance (Accounting Standards Update 2009-05) under ASC 820, Fair Value Measurements and Disclosures, provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC 820 is effective for Southwest on October 1, 2009 and is not expected to have a significant impact on Southwest’s financial statements.
New authoritative accounting guidance under ASC 860, Transfers and Servicing, amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new guidance eliminates the concept of a qualifying special-purpose entity (“SPE”) and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC 860 is effective for Southwest on January 1, 2010 and is not expected to have a significant impact on Southwest’s financial statements.

New authoritative accounting guidance under ASC 810, Consolidation, amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purposes and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC 810 is effective for Southwest on January 1, 2010 and is not expected to have a significant impact on Southwest’s financial statements.
NOTE 15: VISA USA SHARES
Stillwater National and other VISA USA member banks are obligated to share in costs resulting from litigation against VISA USA, including the costs of the November 9, 2007 settlement of an antitrust lawsuit brought by American Express and potential costs of certain other pending litigation. In March 2008, Visa, Inc. (Visa) completed an initial public offering. This transaction allowed Visa to place part of the cash proceeds into an escrow account that will be utilized to pay litigation and settlement expenses. Stillwater National previously estimated the settlement costs of such litigation and recorded its proportionate share of that estimated liability, reduced by its proportionate share of the escrow account established by Visa. In the second quarter of 2009, Visa announced another deposit into the litigation escrow account. As a result of this funding, Stillwater National reduced their estimated settlement costs by approximately $340,000. As of September 30, 2009, Stillwater National has a payable of $6,000 recorded on the books based on our review of the outstanding litigation. This amount is an estimate and further adjustments may be required.
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
For additional information regarding critical accounting policies, refer to “Note 1: Summary of Significant Accounting and Reporting Policies” in the notes to the consolidated financial statements and the sections captioned “Critical Accounting Policies” and “Provision and Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2008 Form 10-K. There have been no significant changes in Southwest’s application of critical accounting policies related to the allowance for loan losses since December 31, 2008.
Southwest considers that the determination of the initial fair value of loans and other real estate acquired in the June 19, 2009, FDIC-assisted transaction and the initial fair value of the related FDIC indemnification asset involve a high degree of judgment and complexity. The carrying value of the acquired loans and other real estate and the FDIC indemnification asset reflect management’s best estimate of the amount to be realized on each of these assets. Southwest determined current fair value accounting estimates of the assumed assets and liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (formerly Statement of Financial Accounting Standards (“SFAS”) No. 141(R)). However, the amount that Southwest realizes on these assets could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods. Southwest’s losses on these assets will be mitigated by payments under the loss-sharing agreements with the FDIC. To the extent that actual values realized for the acquired loans are different from the estimate, the indemnification asset will generally be affected in an offsetting manner due to the loss-sharing support from the FDIC.

GENERAL
Southwest Bancorp, Inc. (“Southwest”) is a financial holding company for Stillwater National Bank and Trust Company (“Stillwater National”), Bank of Kansas, Healthcare Strategic Support, Inc. (“HSSI”), Business Consulting Group, Inc. (“BCG”), and SNB Capital Corporation. Through its subsidiaries, Southwest offers commercial and consumer lending, deposit and investment services, and specialized cash management, consulting and other financial services from offices in Oklahoma City, Tulsa, Stillwater, Edmond, and Chickasha, Oklahoma; Dallas, Austin, San Antonio, Houston, and Tilden, Texas; and Anthony, Harper, Hutchinson, Mayfield, Overland Park, South Hutchinson, and Wichita, Kansas; and on the Internet, through SNB DirectBanker®. SNB Bank of Wichita (“SNB Wichita”), a wholly owned subsidiary of Southwest, was merged into Bank of Kansas on January 23, 2009.
Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest became a public company in late 1993 with assets of approximately $434 million. At September 30, 2009, Southwest had total assets of $3.0 billion, deposits of $2.5 billion, and shareholders’ equity of $309.1 million.
Southwest’s banking philosophy has led to the development of a line of deposit, lending, and other financial products that respond to professional and commercial customers’ needs for speed, efficiency, and information, and complement more traditional banking products. Such specialized financial services include integrated document imaging and cash management services designed to help our customers in the healthcare industry and other record-intensive enterprises operate more efficiently, and management consulting services through Southwest’s management consulting subsidiaries: HSSI, which serves physicians, hospitals, and healthcare groups, and BCG, which serves commercial enterprises. Information regarding Southwest is available on line at www.oksb.com. Information regarding the products and services of Southwest’s financial institution subsidiaries is available on line at www.banksnb.com, and www.bankofkansas.com. The information on these websites is not a part of this report on Form 10-Q.
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
At September 30, 2009, the Texas Banking segment accounted for $1.0 billion in loans, the Oklahoma Banking segment accounted for $944.0 million, the Kansas Banking segment accounted for $400.7 million in loans and the Other States Banking segment accounted for $288.7 million in loans. Southwest offers products to the student and residential mortgage lending markets. These operations comprise the Secondary Market business segment. During the first nine months of 2009, this segment recorded a net loss of $145,000. Secondary Market loans decreased $20.4 million, or 36% to $36.5 million. Southwest engages in residential mortgage lending, but residential mortgages have not been a significant element of Southwest’s strategy. Please see “Financial Condition: Loans” below for additional information.
For additional information on Southwest’s operating segments, please see “Note 12: Operating Segments”, in the Notes to Unaudited Consolidated Financial Statements. The total of net income of the segments discussed above does not equal consolidated net income for the first nine months of 2009 due to losses from the Other Operations segment, which provides funding and liquidity services to the rest of the organization.
FINANCIAL CONDITION
FDIC-Assisted Acquisition of Certain Assets and Liabilities of First National Bank of Anthony
On June 19, 2009, Bank of Kansas entered into a purchase and assumption agreement with loss share with the Federal Deposits Insurance Corporation (“FDIC”) to acquire deposits, loans, and certain other liabilities and assets of First National Bank of Anthony, Anthony, Kansas (“FNBA”), in an FDIC-assisted transaction. FNBA was a full service commercial bank that had been placed in receivership with the FDIC. Bank of Kansas acquired assets with a fair value of approximately $149.8 million, including $84.0 million of loans, $20.6 million of investment securities, $6.0 million of cash and cash equivalents, $2.9 million in other real estate owned (“OREO”), and $157.7 million in liabilities, including $135.0 million of deposits and $21.7 million of FHLB advances. Bank of Kansas recorded a core deposit intangible asset of $2.0 million and received a cash payment from the FDIC of approximately $11.1 million. Bank of Kansas entered into loss share agreements with the FDIC and recorded a loss share receivable of $33.1 million, which is classified as part of covered loans in the accompanying statement of financial condition. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a gain on acquisition of $3.3 million, which is included in noninterest income in the September 30, 2009 Consolidated Statement of Operations.
This transaction provides Southwest with five additional banking offices in Kansas. This expansion in our Kansas market is consistent with our established consumer banking strategy.
Please see “Note 3: Acquisitions”, in the Notes to Unaudited Consolidated Financial Statements for additional information related to the details of the transaction.
Investment Securities
Southwest’s investment security portfolio decreased $5.4 million, or 2%, from $264.2 million at December 31, 2008, to $258.8 million at September 30, 2009. The decrease is primarily the result of a $14.4 million (18%) decrease in U.S. government and agency securities and a $2.2 million (22%) decrease in tax-exempt securities offset by a $10.9 million (7%) increase in mortgage-backed securities during the first nine months of 2009.
Loans
Total loans, including loans held for sale, were $2.7 billion at September 30, 2009 a 6% increase from December 31, 2008. Real estate mortgage, commercial real estate construction, and other consumer loans increased, while one-to-four family residential construction, commercial, and student loans decreased.
The following table presents the trends in the composition of the loan portfolio at the dates indicated:

	September 30,		December 31,
	2009		2008*	$ Change	% Change
(Dollars in thousands)	Non-covered	Covered

Real estate mortgage
Commercial	$1,221,739	$37,820	$1,118,828	$140,731	12.58%
One-to-four family residential	125,034	17,246	113,665	28,615	25.17
Real estate construction
Commercial	612,905	14,178	579,795	47,288	8.16
One-to-four family residential	39,009	9,936	79,565	(30,620)	(38.48)
Commercial	538,757	21,475	564,670	(4,438)	(0.79)
Installment and consumer
Student loans	30,949	—	54,057	(23,108)	(42.75)
Other	40,244	2,975	40,867	2,352	5.76

Total loans	$2,608,637	$103,630	$2,551,447	$160,820	6.30

*	There were no covered loans as of December 31, 2008.
The composition of loans held for sale and reconciliation to total loans is shown in the following table.

	September 30,	December 31,
(Dollars in thousands)	2009	2008	$ Change	% Change

Loans held for sale:
Student loans	$30,949	$54,057	$(23,108)	(42.75)%
One-to-four family residential	4,158	1,790	2,368	132.29
Other loans held for sale	1,419	1,094	325	29.71

Total loans held for sale	36,526	56,941	(20,415)	(35.85)
Non-covered portfolio loans	2,572,111	2,494,506	77,605	3.11
Covered portfolio loans	103,630	—	103,630	—

Total loans	$2,712,267	$2,551,447	$160,820	6.30

Management determines the appropriate level of the allowance for loan losses using an established methodology. (See “Note 6: Allowance for Loan Losses and Reserve for Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.) The allowance for loan losses is comprised of two primary components. Loans deemed to be impaired (all loans on nonaccrual) are evaluated on an individual basis using the discounted present value of expected cash flows, the fair value of collateral, or the market value of the loan and a specific allowance is recorded based upon the result. Collateral dependent loans are evaluated for impairment based upon the fair value of the collateral. Any portion of a collateral dependent impaired loan in excess of the fair value of the collateral that is determined to be uncollectible is charged off. Loans other than impaired loans are segmented into loan pools by type of loan. The allowance on these other loans is determined by use of historical loss ratios adjusted for qualitative internal and external risk factors.
At September 30, 2009, the allowance for loan losses was $57.8 million, an increase of $18.0 million, or 45%, from the allowance for loan losses at December 31, 2008. Changes in the amount of the allowance resulted from the application of the methodology, which is designed to estimate inherent losses on total portfolio loans, including nonperforming loans. At September 30, 2009, the allowance on the $94.8 million in non-covered impaired loans was $13.6 million (14.4%), compared with an allowance on $59.3 million in non-covered impaired loans at December 31, 2008 of $5.4 million (9.1%), creating an increase in the allowance of $8.2 million, or 152%. At September 30, 2009, the allowance for other non-covered loans was $44.2 million (1.76%), compared to $34.4 million (1.41%) at December 31, 2008, creating an increase in the allowance of $9.8 million, or 29%. The increase in the allowance related to these other non-covered loans mainly resulted from consideration of certain trends and qualitative factors. These included increases in adjusted loss rates made due to increased net loss ratios, management’s assessment of increased economic risk (particularly with respect to commercial and commercial real estate loans), asset quality trends, including increased levels of potential nonperforming loans, loan growth, and loan concentrations in commercial real estate and construction loans, which together comprised approximately 73% of our non-covered portfolio loans at September 30, 2009. The total allowance was 2.25% and 1.59% of total non-covered portfolio loans at September 30, 2009 and December 31, 2008, respectively. Management believes the amount of the allowance is appropriate. Covered portfolio loans of $103.6 million of loans were acquired in the FNBA transaction, but based upon applicable accounting rules no allowance has been established for these loans as these loans were recorded at fair value which includes an estimate of projected losses. (See “Note 3: Acquisitions”, in the Notes to Unaudited Consolidated Financial Statements.)
The amount of the loan loss provision for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs for the period. Net charge-offs for the first nine months of 2009 were $10.5 million, an increase of $4.5 million (74%) over the $6.1 million recorded for the first nine months of 2008. The provision for loan losses for the first nine months of 2009 was $28.5 million, representing an increase of $16.3 million (132%) over the $12.3 million recorded for the first nine months of 2008.
At September 30, 2009, the allowance for loan losses was 54.81% of non-covered nonperforming loans, compared to 62.16% of nonperforming loans, at December 31, 2008 (see “Results of Operations-Provision for Loan Losses”). Non-covered nonaccrual loans, which comprise the majority of non-covered nonperforming assets, were $94.8 million as of September 30, 2009, an increase of $35.5 million or 60% from year end. All non-covered nonaccrual loans are considered impaired, and are carried at their estimated collectible amounts. Non-covered impaired loans at September 30, 2009 were comprised of 53 relationships and were primarily concentrated in real estate construction (52%), commercial real estate (26%), and commercial loans (11%). Non-covered loans 90 days or more past due, another component of non-covered nonperforming assets, increased $5.9 million, or 126%, from December 31, 2008. These non-covered loans are believed to have sufficient collateral and are in the process of being collected. Covered nonperforming assets of $21.8 million were acquired from FNBA and are subject to protection under the loss share agreements with the FDIC. At September 30, 2009 and December 31, 2008, seven and six credit relationships represented 70% and 82% of non-covered nonperforming loans and 66% and 75% of non-covered nonperforming assets, respectively. As of September 30, 2009, these credit relationships include four collateral dependent real estate lending relationships with aggregate principal balances of $52.6 million. The associated loss reserves for these four relationships of $6.8 million were established based on the estimated fair value of the supporting collateral. All four of these lending relationships are in the real estate industry and include a residential condominium construction project, an apartment complex rehabilitation project, and a two lending relationships that include residential land development. A table showing the composition of non-covered and covered nonperforming loans by category is included in “Note 5: Loans and Other Real Estate”, in the Notes to Unaudited Consolidated Financial Statements.

Performing loans considered potential problem loans (loans that are not included in the past due or nonaccrual categories, but for which known information about possible credit problems cause management to have concerns as to the ability of the borrowers to comply with the present loan repayment terms and which may become problems in the future) amounted to approximately $259.5 million at September 30, 2009, compared to $131.5 million at December 31, 2008. Included are $4.4 million of potential problem loans acquired from FNBA, which are subject to protection under the loss share agreements with the FDIC. Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.
At September 30, 2009, the reserve for unfunded loan commitments was $3.3 million, a $377,000, or 10%, decrease from the amount at December 31, 2008. Management believes the amount of the reserve is appropriate and the decreased amount is the result of application of our methodology. (See “Note 6: Allowance for Loan Losses and Reserve for Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.)
Deposits and Other Borrowings
Southwest’s deposits were $2.5 billion at September 30, 2009 and $2.2 billion at December 31, 2008. Increases occurred in all deposit categories.
The following table presents the trends in the composition of deposits at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2009	2008	$ Change	% Change

Noninterest-bearing demand	$309,767	$261,940	$47,827	18.26%
Interest-bearing demand	82,622	76,027	6,595	8.67
Money market accounts	506,196	454,250	51,946	11.44
Savings accounts	25,636	14,135	11,501	81.37
Time deposits of $100,000 or more	888,814	802,244	86,570	10.79
Other time deposits	660,127	571,526	88,601	15.50

Total deposits	$2,473,162	$2,180,122	$293,040	13.44

Stillwater National has substantial unused borrowing availability in the form of unsecured brokered certificate of deposits from Merrill Lynch & Co., Citigroup Global Markets, Inc., Wachovia Bank NA, UBS Securities LLC, RBC Capital Markets Corp., and Morgan Stanley & Co., Inc., in connection with its retail certificate of deposit program. At September 30, 2009, $274.9 million in these retail certificates of deposit were included in time deposits of $100,000 or more, a decrease of $81.8 million, or 23%, from year-end 2008.
Stillwater National has other brokered certificates of deposit totaling $349,000 and $4.1 million as of September 30, 2009 and December 31, 2008, respectively, included in time deposits of $100,000 or more in the above table. In addition, Stillwater National has brokered certificates of deposit issued in amounts under $100,000 totaling $199,000 and $3.4 million as of September 30, 2009 and December 31, 2008, respectively, included in other time deposits in the above table.
Other borrowings, which includes federal funds purchased, FHLB borrowings, and repurchase agreements, decreased $148.7 million, or 50%, to $146.4 million during the first nine months of 2009. The decrease reflects the changes in the need for funding based on deposit activities for the period. Core funding, which includes all non-brokered time deposits and sweep repurchase agreements, grew $366.4 million, or 20%, to $2.2 billion during the first nine months of 2009.
Shareholders’ Equity
Shareholders’ equity increased $6.9 million, or 2%, due primarily to earnings of $9.4 million, offset in part by preferred dividends declared totaling $2.6 million and common dividends declared $1.0 million for the first nine months of 2009. Issuance of common stock through the employee stock purchase plan and share based compensation plans, including tax benefits realized, contributed an additional $1.4 million to shareholders’ equity in the first nine months of 2009.
At September 30, 2009, Southwest, Stillwater National, and Bank of Kansas continued to exceed all applicable regulatory capital requirements. See “Capital Resources” on page 41.

RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2009 and 2008
Net income available to common shareholders for the third quarter of 2009 of $1.1 million represented a decrease of $1.2 million, or 52%, from the $2.3 million earned in the third quarter of 2008. Diluted earnings per share were $0.07 compared to $0.16, a 56% decrease. The decrease in quarterly net income available to common shareholders was the result of a $3.3 million, or 48%, increase in the provision for loan losses and $1.0 million in quarterly dividends on preferred stock, offset in part by a $2.2 million, or 10%, increase in net interest income and a $1.0 million, or 6%, decrease in noninterest expense.
Provisions for loan losses are booked in the amounts necessary to increase the allowance for loan losses to an appropriate level at period end after charge-offs for the period. The necessary provision for third quarter of 2009 was $3.3 million more than the provision required for third quarter of 2008. (See “Note 6: Allowance for Loan Losses and Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses and for Unfunded Loan Commitments” on page 34.)
The decrease in noninterest expense primarily consists of a $1.0 million decrease in salaries and employee benefits and an $803,000 decrease in general and administrative expenses, offset in part by a $665,000 increase in FDIC and other insurance.
On an operating segment basis, the decrease in net income was the result of a $791,000 decrease in net income from the Other States Banking, a $766,000 decrease in net income from the Oklahoma Banking segment, a $73,000 increased loss from the Other Operations segment, and a $52,000 increased loss from the Secondary Market segment, offset by a $1.4 million increase in income from the Texas Banking segment and a $156,000 decreased loss from the Kansas segment.
Net Interest Income

	For the three months
	ended September 30,
(Dollars in thousands)	2009	2008	$ Change	% Change

Interest income:
Loans	$35,607	$38,441	$(2,834)	(7.37)%
Investment securities:
U.S. government and agency obligations	397	818	(421)	(51.47)
Mortgage-backed securities	1,527	1,484	43	2.90
State and political subdivisions	70	98	(28)	(28.57)
Other securities	128	131	(3)	(2.29)
Other interest-earning assets	4	22	(18)	(81.82)

Total interest income	37,733	40,994	(3,261)	(7.95)

Interest expense:
Interest-bearing demand deposits	107	147	(40)	(27.21)
Money market accounts	1,220	2,898	(1,678)	(57.90)
Savings accounts	39	17	22	129.41
Time deposits of $100,000 or more	4,822	6,879	(2,057)	(29.90)
Other time deposits	3,909	4,457	(548)	(12.30)
Other borrowings	960	1,839	(879)	(47.80)
Subordinated debentures	1,276	1,569	(293)	(18.67)

Total interest expense	12,333	17,806	(5,473)	(30.74)

Net interest income	$25,400	$23,188	$2,212	9.54%

Net interest income is the difference between the interest income Southwest earns on its loans, investments, and other interest-earning assets, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by changes in market interest rates because different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. When interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. Similarly, when interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase of market rates of interest could reduce net interest income.

Yields on Southwest’s interest-earning assets decreased 95 basis points, while the rates paid on Southwest’s interest-bearing liabilities decreased 109 basis points, resulting in an increase in the interest rate spread to 2.99% for the third quarter of 2009 from 2.85% for the third quarter of 2008. During the same periods, annualized net interest margin was 3.39% and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 123.73% from 120.38%.
The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets, which was offset in part by the effects of a $248.7 million, or 9%, increase in average interest-earning assets. Southwest’s average loans increased $234.2 million, or 9%; however, the related yield decreased to 5.19% for the third quarter of 2009 from 6.15% in 2008. During the same period, average investment securities increased $8.2 million, or 3%, and the related yield decreased to 3.46% from 4.28% in 2008.
The decrease in total interest expense can be attributed to the decrease in rates paid on interest-bearing liabilities, offset in part by a $139.6 million, or 6%, increase in average interest-bearing liabilities. Southwest’s average total interest-bearing deposits increased $248.8 million, or 13%; however, the related yield decreased to 1.86% for the third quarter of 2009 from 3.00% in 2008.
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

	For the three months ended September 30,
	2009 vs. 2008
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate

Interest earned on:
Loans receivable (1) (2)	$(2,834)	$3,411	$(6,245)
Investment securities	(409)	85	(494)
Other interest-earning assets	(18)	14	(32)

Total interest income	(3,261)	3,526	(6,787)

Interest paid on:
Interest-bearing demand	(40)	15	(55)
Money market accounts	(1,678)	(230)	(1,448)
Savings accounts	22	17	5
Time deposits	(2,605)	2,094	(4,699)
Other borrowings	(879)	(663)	(216)
Subordinated debentures	(293)	16	(309)

Total interest expense	(5,473)	1,041	(6,514)

Net interest income	$2,212	$2,485	$(273)

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material . Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

(2)	Information regarding non-covered and covered loans for the periods shown is not readily available.

UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the three months ended September 30,
	2009			2008
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Assets
Total loans (2)	$2,719,835	$35,607	5.19%	$2,485,617	$38,441	6.15%
Investment securities	243,604	2,122	3.46	235,428	2,531	4.28
Other interest-earning assets	10,442	4	0.15	4,113	22	2.13

Total interest-earning assets	2,973,881	37,733	5.03	2,725,158	40,994	5.98
Other assets	62,160			72,624

Total assets	$3,036,041			$2,797,782

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$84,031	$107	0.51%	$75,436	$147	0.78%
Money market accounts	498,842	1,220	0.97	545,520	2,898	2.11
Savings accounts	26,101	39	0.59	14,285	17	0.47
Time deposits	1,547,192	8,731	2.24	1,272,097	11,336	3.55

Total interest-bearing deposits	2,156,166	10,097	1.86	1,907,338	14,398	3.00
Other borrowings	165,327	960	2.30	275,365	1,839	2.66
Subordinated debentures	81,963	1,276	6.23	81,122	1,569	7.74

Total interest-bearing liabilities	2,403,456	12,333	2.04	2,263,825	17,806	3.13

Noninterest-bearing demand deposits	299,235			278,565
Other liabilities	22,365			24,250
Shareholders’ equity	310,985			231,142

Total liabilities and shareholders’ equity	$3,036,041			$2,797,782

Net interest income and interest rate spread		$25,400	2.99%		$23,188	2.85%

Net interest margin (1)			3.39%			3.39%

Ratio of average interest-earning assets to average interest-bearing liabilities	123.73%			120.38%

(1)	Net interest margin = annualized net interest income / average interest-earning assets

(2)	Information regarding non-covered and covered loans for the periods shown is not readily available.

Noninterest Income

	For the three months
	ended September 30,
(Dollars in thousands)	2009	2008	$ Change	% Change

Noninterest income:
Other service charges	$2,688	$2,408	$280	11.63%
Other fees	304	441	(137)	(31.07)
Other noninterest income	322	662	(340)	(51.36)
Gain on sales of loans:
Student loan sales	(4)	208	(212)	(101.92)
Mortgage loan sales	390	262	128	48.85
All other loan sales	—	131	(131)	(100.00)
Gain (loss) on investment securities	10	(50)	60	(120.00)

Total noninterest income	$3,710	$4,062	$(352)	(8.67)%

The increase in other service charges is the result of increases in commercial account service charges due to a reduction in earnings credits on balances caused by decreases in interest rates. Other fees decreased primarily as a result of decreased brokerage fees and increased amortization of mortgage servicing rights.
The decrease in other noninterest income is the result of decreased consulting fee income and decreased losses on the sale of fixed assets.
Gain on sales of loans is a reflection of the activity in the student, mortgage and commercial lending areas discussed elsewhere in this report.
Noninterest Expense

	For the three months
	ended September 30,
(Dollars in thousands)	2009	2008	$ Change	% Change

Noninterest expense:
Salaries and employee benefits	$7,824	$8,863	$(1,039)	(11.72)%
Occupancy	2,958	2,968	(10)	(0.34)
FDIC and other insurance	1,134	469	665	141.79
Other real estate (net)	90	(92)	182	(197.83)
Unfunded loan commitment reserve	(79)	90	(169)	(187.78)
Other general and administrative	3,601	4,235	(634)	(14.97)

Total noninterest expense	$15,528	$16,533	$(1,005)	(6.08)%

Salaries and employee benefits decreased primarily as a result of a decrease in the profit sharing contribution, a decrease in salaries expense, and a decrease in accrued bonus expense. The number of full-time equivalent employees for the quarter decreased from 478 at the beginning of the quarter to 471 as of September 30, 2009. For the third quarter of 2008, the number of full-time equivalent employees for the quarter decreased from 463 at the beginning of the quarter to 458 as of September 30, 2008.
Southwest’s bank subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates. The increase from prior year is primarily due the FDIC raising the current assessment rates uniformly by 7 basis points for the 2009 assessment, and an additional 10 basis point assessment is paid on covered transaction accounts exceeding $250,000 under the Temporary Liquidity Guaranty Program.
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
On May 22, 2009, the FDIC adopted a final rule levying a special assessment on insured institutions as part of the agency’s efforts to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The final rule established a special assessment of 5 basis points on each FDIC-insured depository institution. The assessment was paid on September 30, 2009 and was accrued as of June 30, 2009.
On September 29, 2009, the FDIC proposed insured institutions prepay three years of premiums in order to restore the Deposit Insurance Fund. By prepaying three years of premiums, banks will be allowed to defer recognition of the insurance expense until the payments are recognized by the FDIC on a quarterly basis. Under this proposal, on December 30, 2009, Stillwater National and Bank of Kansas will prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. Under the plan, banks will be assessed through 2010 according to the risk-based premium schedule adopted earlier this year. However, beginning, January 1, 2011, the base rate will increase by 3 basis points.
The unfunded loan commitment reserve expense decreased due to a decline in the level of commitments when compared to the same period of the prior year.
The decrease in other general and administrative expenses is the result of an increase in deferred expense recognition related to loan origination costs, decreased deposit losses, and decreased miscellaneous expense offset in part by an increase in other loan costs and increased legal fees.
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
Net income available to common shareholders for the nine months ended September 30, 2009 of $6.3 million represented a decrease of $5.4 million, or 46%, from the $11.7 million earned in the nine months ended September 30, 2008. Diluted earnings per share were $0.43 compared to $0.80, a 46% decrease. The decline in net income available to common shareholders was primarily the result of a $16.3 million, or 132%, increase in the provision for loan losses and $3.1 million in dividends on preferred stock, offset in part by a $4.7 million, or 37%, increase in noninterest income, a $3.6 million, or 5%, increase in net interest income, a $3.9 million, or 8%, decrease in noninterest expense, and a $1.8 million, or 24%, decrease in income taxes.
The $3.6 million increase in net interest income includes a one-time recovery of $1.9 million from the successful resolution of a nonperforming loan, which occurred in the second quarter. Provisions for loan losses are booked in the amounts necessary to increase the allowance for loan losses to an appropriate level at period end after charge-offs for the period. The necessary provision for 2009 was $16.3 million more than the provision required for 2008. (See “Note 6: Allowance for Loan Losses and Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.)
The increase in noninterest income was mainly the result of a $3.3 million gain on the FDIC-assisted acquisition and increased gains on securities of $1.7 million. The decrease in noninterest expense consists of a $5.0 million decrease in salaries and employee benefits and a $2.3 million decrease in general and administrative expenses offset by a $3.0 million increase in FDIC and other insurance and a $450,000 increase in occupancy expense.
On an operating segment basis, the decrease in net income was the result of a $4.8 million decrease from the Other States Banking segment and a $2.6 million increased loss from the Other Operations segment, offset by a $2.7 million increase in net income from the Kansas Banking segment, which includes the $3.3 million gain on acquisition previously described, a $2.0 million increase in net income from the Texas Banking segment, a $301,000 increase in net income from the Oklahoma Banking segment, and a $138,000 decreased loss from the Secondary Market segment.

Net Interest Income

	For the nine months
	ended September 30,
(Dollars in thousands)	2009	2008	$ Change	% Change

Interest income:
Loans	$104,884	$116,536	$(11,652)	(10.00)%
Investment securities:
U.S. government and agency obligations	1,370	2,733	(1,363)	(49.87)
Mortgage-backed securities	4,681	3,828	853	22.28
State and political subdivisions	234	288	(54)	(18.75)
Other securities	428	444	(16)	(3.60)
Other interest-earning assets	13	70	(57)	(81.43)

Total interest income	111,610	123,899	(12,289)	(9.92)

Interest expense:
Interest-bearing demand deposits	410	454	(44)	(9.69)
Money market accounts	3,784	10,488	(6,704)	(63.92)
Savings accounts	62	58	4	6.90
Time deposits of $100,000 or more	16,524	21,795	(5,271)	(24.18)
Other time deposits	12,449	14,964	(2,515)	(16.81)
Other borrowings	3,424	5,755	(2,331)	(40.50)
Subordinated debentures	4,063	3,080	983	31.92

Total interest expense	40,716	56,594	(15,878)	(28.06)

Net interest income	$70,894	$67,305	$3,589	5.33%

Net interest income is the difference between the interest income Southwest earns on its loans, investments, and other interest-earning assets, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Because different types of assets and liabilities may react differently, and at different times, to changes in market interest rates, net interest income is affected by changes in market interest rates. When interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. Similarly, when interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase of market rates of interest could reduce net interest income.
Yields on Southwest’s interest-earning assets decreased 112 basis points, while the rates paid on Southwest’s interest-bearing liabilities decreased 114 basis points, resulting in an increase in the interest rate spread to 2.85% for the first nine months of 2009 from 2.83% for the first nine months of 2008. During the same periods, annualized net interest margin was 3.27% and 3.41%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 122.68% from 120.10%. Included in net interest income is a one-time recovery of $1.9 million in interest as a nonperforming loan was resolved. Net interest margin would have been 8 basis points lower without this recovery.
The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets, which was offset in part by the effects of a $260.7 million, or 10%, increase in average interest-earning assets. Southwest’s average loans increased $254.0 million, or 11%; however, the related yield decreased to 5.28% for the first nine months of 2009 from 6.48% in 2008. During the same period, average investment securities increased $4.2 million, or 2%, and the related yield decreased to 3.75% from 4.15% in 2008.
The decrease in total interest expense can be attributed to the decrease in the rates paid on interest-bearing liabilities, offset in part by a $166.2 million, or 8%, increase in average interest-bearing liabilities.

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

	For the nine months ended September 30,
	2009 vs. 2008
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate

Interest earned on:
Loans receivable (1)(2)	$(11,652)	$11,496	$(23,148)
Investment securities	(580)	130	(710)
Other interest-earning assets	(57)	30	(87)

Total interest income	(12,289)	11,456	(23,745)

Interest paid on:
Interest-bearing demand	(44)	59	(103)
Money market accounts	(6,704)	(1,153)	(5,551)
Savings accounts	4	20	(16)
Time deposits	(7,786)	6,660	(14,446)
Other borrowings	(2,331)	(1,272)	(1,059)
Subordinated debentures	983	1,197	(214)

Total interest expense	(15,878)	4,016	(19,894)

Net interest income	$3,589	$7,440	$(3,851)

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis beacause it is not considered material.

(2)	Information regarding non-covered and covered loans for the periods shown is not readily available.

UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the nine months ended September 30,
	2009			2008
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Assets
Total loans (2)	$2,655,156	$104,884	5.28%	$2,401,162	$116,536	6.48%
Investment securities	239,134	6,713	3.75	234,894	7,293	4.15
Other interest-earning assets	5,877	13	0.30	3,430	70	2.73

Total interest-earning assets	2,900,167	111,610	5.15	2,639,486	123,899	6.27
Other assets	66,254			72,084

Total assets	$2,966,421			$2,711,570

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$86,576	$410	0.63%	$75,813	$454	0.80%
Money market accounts	479,700	3,784	1.05	546,560	10,488	2.56
Savings accounts	19,535	62	0.42	13,780	58	0.56
Time deposits	1,496,193	28,973	2.59	1,237,196	36,759	3.97

Total interest-bearing deposits	2,082,004	33,229	2.13	1,873,349	47,759	3.41
Other borrowings	199,982	3,424	2.29	266,367	5,755	2.89
Subordinated debentures	81,963	4,063	6.61	58,054	3,080	7.07

Total interest-bearing liabilities	2,363,949	40,716	2.30	2,197,770	56,594	3.44

Noninterest-bearing demand deposits	274,535			265,245
Other liabilities	20,877			21,826
Shareholders’ equity	307,060			226,729

Total liabilities and shareholders’ equity	$2,966,421			$2,711,570

Net interest income and interest rate spread		$70,894	2.85%		$67,305	2.83%

Net interest margin (1)			3.27%			3.41%

Ratio of average interest-earning assets to average interest-bearing liabilities	122.68%			120.10%

(1)	Net interest margin = annualized net interest income / average interest-earning assets

(2)	Information regarding non-covered and covered loans for the periods shown is not readily available.

Noninterest Income

	For the nine months
	ended September 30,
(Dollars in thousands)	2009	2008	$ Change	% Change

Noninterest income:
Other service charges	$7,859	$7,030	$829	11.79%
Other fees	550	1,088	(538)	(49.45)
Other noninterest income	806	1,349	(543)	(40.25)
Gain on acquisition	3,281	—	3,281	N/A
Gain on sales of loans:
Student loan sales	172	790	(618)	(78.23)
Mortgage loan sales	1,858	712	1,146	160.96
All other loan sales	—	542	(542)	(100.00)
Gain on investment securities	2,922	1,198	1,724	143.91

Total noninterest income	$17,448	$12,709	$4,739	37.29%

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
Noninterest Expense

	For the nine months
	ended September 30,
(Dollars in thousands)	2009	2008	$ Change	% Change

Noninterest expense:
Salaries and employee benefits	$21,950	$26,941	$(4,991)	(18.53)%
Occupancy	8,478	8,028	450	5.61
FDIC and other insurance	4,444	1,443	3,001	207.97
Other real estate (net)	91	115	(24)	(20.87)
Unfunded loan commitment reserve	(377)	250	(627)	(250.80)
Other general and administrative	10,231	11,918	(1,687)	(14.16)

Total noninterest expense	$44,817	$48,695	$(3,878)	(7.96)%

Salaries and employee benefits decreased primarily as a result of a decrease in the profit sharing contribution, a decrease in salaries expense, and a decrease in accrued bonus expense. As a result of the acquisition of FNBA at the end of the second quarter, the number of full-time equivalent employees for the first nine months increased from 442 at the beginning of the year to 471 as of September 30, 2009, including 43 full-time equivalent employees from FNBA. For the first nine months of 2008, the number of full-time equivalent employees decreased from 489 at the beginning of the year to 458 as of September 30, 2008.
Occupancy expense increased primarily due to increases in building rental expense, depreciation expense, ad valorem tax expense, security service expense, and janitorial service expense.
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
On May 22, 2009, the FDIC adopted a final rule levying a special assessment on insured institutions as part of the agency’s efforts to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The final rule established a special assessment of 5 basis points on each FDIC-insured depository institution. The assessment was paid on September 30, 2009 and was accrued as of June 30, 2009.
On September 29, 2009, the FDIC proposed insured institutions prepay three years of premiums in order to restore the Deposit Insurance Fund. By prepaying three years of premiums, banks will be allowed to defer recognition of the insurance expense until the payments are recognized by the FDIC on a quarterly basis. Under this proposal, on December 30, 2009, Stillwater National and Bank of Kansas will prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. Under the plan, banks will be assessed through 2010 according to the risk-based premium schedule adopted earlier this year. However, beginning, January 1, 2011, the base rate will increase by 3 basis points.
The unfunded loan commitment reserve expense decreased due to a decline in the level of commitments when compared to the same period of the prior year.
The decrease in other general and administrative expenses is the result of an increase in deferred expense recognition related to loan origination costs, decreased charitable contributions, decreased deposit losses, and decreased accounting fees, offset in part by increased other loan costs and increased legal fees.
Provisions for Loan Losses and for Unfunded Loan Commitments
Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses and the reserve for unfunded loan commitments at the levels Southwest determines are appropriate. (See “Note 6: Allowance for Loan Losses and Reserve for Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.)
The allowance for loan losses of $57.8 million increased $18.0 million, or 45%, from year-end 2008. A provision for loan losses of $28.5 million was recorded in the first nine months of 2009, an increase of $16.3 million, or 132%, from the first nine months of 2008. The increase in the provision for loan losses was the result of the calculations of the appropriate allowance at each period end. (See “Note 6: Allowance for Loan Losses and Reserve for Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements and “Loans” on page 26 of this report.)
At September 30, 2009, the reserve for unfunded loan commitments was $3.3 million, a $377,000, or 10%, a decrease from the amount reported at December 31, 2008. This reserve is included in other liabilities. The related provision for unfunded loan commitments is a component of general and administrative expense. (See “Note 6: Allowance for Loan Losses and Reserve for Unfunded Loan Commitments”, in the Notes to Unaudited Consolidated Financial Statements.)

Taxes on Income
Southwest’s income tax expense was $5.6 million and $7.4 million for the first nine months of 2009 and 2008, respectively, a decrease of $1.8 million, or 24%. The effective tax rate for the first nine months of 2009 was 37.23% while the effective tax rate for the first nine months of 2008 was 38.67%.
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
Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $1.3 million at September 30, 2009. Stillwater National has approved federal funds purchase lines totaling $377.0 million with ten banks; $33.0 million was outstanding on these lines at September 30, 2009. Stillwater National is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program. Collateral under this program consists of pledged selected commercial and industrial loans. Currently the collateral will allow Stillwater National to borrow up to $97.4 million. As of September 30, 2009, no borrowings were made through the BIC program. In addition, Stillwater National has available a $517.1 million line of credit and Bank of Kansas has a $46.2 million line of credit from the FHLB. Borrowings under the FHLB lines are secured by investment securities and loans. At September 30, 2009, the Stillwater National FHLB line of credit had an outstanding balance of $61.5 million and the Bank of Kansas lines of credit had an outstanding balance of $9.0 million.
See also “Deposits and Other Borrowings” on page 29 for funds available on brokered certificate of deposit lines of credit.
Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of U.S. government agency obligations, which are designated as pledged with Stillwater National’s safekeeping agent. These transactions are for one to four day periods. Outstanding balances under this program were $26.5 million and $48.0 million as of September 30, 2009 and 2008, respectively.
During the first nine months of 2009, the only category of other borrowings whose average exceeded 30% of ending shareholders’ equity was funds borrowed from the FHLB.

	September 30, 2009	September 30, 2008
	Funds	Funds
	Borrowed	Borrowed
(Dollars in thousands)	from the FHLB	from the FHLB

Amount outstanding at end of period	$70,587	$151,500
Weighted average rate paid at end of period	2.91%	3.26%
Average Balance:
For the three months ended	$86,644	$124,954
For the nine months ended	$114,966	$120,797
Average Rate Paid:
For the three months ended	3.29%	3.54%
For the nine months ended	3.07%	3.21%
Maximum amount outstanding at any month end	$151,500	$156,600
During the first nine months of 2009, cash and cash equivalents increased by $4.8 million, or 18%, to $32.1 million. This increase was the net result of cash provided by operating activities of $53.9 million, offset by cash used in investing activities of $33.4 million (primarily from purchases of available for sale securities and loan originations and repayments offset by proceeds from sales of available for sale securities) and cash used in financing activities of $15.7 million (primarily from decreases in other borrowings offset by increases in deposits).
During the first nine months of 2008, cash and cash equivalents decreased by $9.2 million, or 20%, to $36.5 million. This decrease was the net result of cash used in investing activities of $288.5 million (primarily net loans originated net of principal repayments), offset by cash provided from financing activities of $254.3 million (primarily from increased deposits and other borrowings), and cash provided by operating activities of $25.0 million.
CAPITAL RESOURCES
Bank holding companies are required to maintain capital ratios in accordance with regulations adopted by the Federal Reserve Board (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines. At September 30, 2009, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 14.31%, a Tier I risk-based capital ratio of 13.04%, and a leverage ratio of 12.39%. As of September 30, 2009, Stillwater National and Bank of Kansas met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, or Bank of Kansas by bank regulators.
On August 28, 2009, Southwest declared a dividend of $0.0238 per common share payable on October 1, 2009 to shareholders of record as of September 17, 2009. This represents a decrease from the $0.095 dividend paid for each quarter of 2008 and equals the dividends paid on April 1, 2009 and June 1, 2009. The dividend amount is established by the Board of Directors each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns and other factors.
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

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp

Policy Limit	(18.00)%	(10.00)%	(5.00)%
September 30, 2009	(1.09)%	(4.20)%	(3.65)%
December 31, 2008	(2.26)%	(4.08)%	(3.81)%
On December 16, 2008, the Federal Open Market Committee established the overnight rate as a range of 0% to 0.25%. Southwest believes that all down rate scenarios are impractical since they would result in rates of less than 0%. As a result, the down 100 bp, down 200 bp and down 300 bp scenarios have been excluded. The Net Interest Income at Risk position improved in the +100 bp and +300 bp scenarios while declining slightly in the +200 bp scenario when compared to the December 31, 2008 risk position. Southwest’s largest exposure to changes in interest rate is in the +200 bp scenario with a measure of (4.20%) at September 30, 2009, a decline of 0.12 percentage points from the December 31, 2008 level of (4.08%). All of the above measures of net interest income at risk remain well within prescribed policy limits.
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

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

Policy Limit	(35.00)%	(20.00)%	(10.00)%
September 30, 2009	(9.07)%	(4.64)%	(2.06)%
December 31, 2008	(8.48)%	(4.03)%	(0.82)%
As of September 30, 2009, the economic value of equity measure decreased in each of the increasing interest rate scenarios when compared to the December 31, 2008 percentages. Southwest’s largest economic value of equity exposure is the +300 bp scenario which declined 0.59 percentage points to (9.07%) on September 30, 2009 from the December 31, 2008 value of (8.48%). The economic value of equity ratio in all scenarios remains well within Southwest’s Asset and Liability Management Policy limits.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of September 30, 2009. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of September 30, 2009.
First Nine Months of 2009 Changes in Internal Control over Financial Reporting
No change occurred during the first nine months of 2009 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal proceedings

None

Item 1A:	Risk Factors

There were no material changes in risk factors during the third quarter of 2009 from those disclosed in Southwest’s Form 10-K for the year ended December 31, 2008 as supplemented and amended under this item in Southwest’s Form 10-Q for the quarter ended June 30, 2009.

Item 2:	Unregistered sales of equity securities and use of proceeds

There were no unregistered sales of equity securities by Southwest during the quarter ended September 30, 2009.

There were no purchases of Southwest’s common stock by or on behalf of Southwest or any affiliated purchasers of Southwest (as defined in Securities and Exchange Commission Rule 10b-18) during the three months ended September 30, 2009.

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
SOUTHWEST BANCORP, INC.
(Registrant)

By:	/s/ Rick Green	November 5, 2009

	Rick Green	Date
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kerby Crowell	November 5, 2009

	Kerby Crowell	Date
Executive Vice President, Chief Financial
Officer and Secretary
(Principal Financial Officer)