Form 10-K
period 2009-12-31
SOUTHWEST BANCORP INC
filed 2010-03-08
CIK 914374

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2009
Commission File Number 0-23064
SOUTHWEST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1136584

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

608 South Main Street, Stillwater,Oklahoma (Address of principal executive office)	74074 (Zip Code)
Registrant’s telephone number, including area code: (405) 742-1800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, par value $1.00 per share	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES      ☑ NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES      ☑ NO*
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES       ☐ NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES      ☐ NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by a check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO
The registrant’s Common Stock is traded on the NASDAQ Global Select Market under the symbol OKSB. The aggregate market value of approximately 13,671,233 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2009, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $133.4 million based on the closing sales price of $9.76 per share of the registrant’s Common Stock on that date. Solely for purposes of this calculation, it is assumed that directors, officers, and 5% stockholders of the registrant (other than institutional investors) are affiliates.
As of the close of business on March 1, 2010, 14,779,778 shares of the registrant’s Common Stock were outstanding.
Documents Incorporated by Reference
Part III:	Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2010 (the “Proxy Statement”).
*The registrant is required to file reports pursuant to Section 13 of the Act.

SOUTHWEST BANCORP, INC.

i

FORWARD-LOOKING STATEMENTS
Southwest Bancorp, Inc. (“Southwest”) makes forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include: statements of Southwest’s goals, intentions, and expectations; estimates of risks and of future costs and benefits; expectations regarding future financial performance of Southwest and its operating segments; assessments of loan quality, probable loan losses, and the amount and timing of loan payoffs; liquidity, contractual obligations, off-balance sheet risk, and interest rate risk; estimates of value of acquired assets, deposits, and other liabilities; and statements of Southwest’s ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws and regulations and accounting principles; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest’s past growth and performance do not necessarily indicate its future results. Please see the discussion of Risk Factors on page 87 and Critical Accounting Policies on page 28.
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

Item of Form 10-K		Location
Part I
Item 1.	Business	“Forward-Looking Statements” on page ii, “Southwest Bancorp, Inc.” on page iv, “About this Report” on page iv, and “Business” on pages 73 through 82.
Item 1A.	Risk Factors	“Risk Factors” on pages 87 through 91.
Item 1B.	Unresolved Staff Comments	None.
Item 2.	Properties	“Properties” on pages 94 through 96.
Item 3.	Legal Proceedings	Note 18 “Commitments and Contingencies” on page 66.
Item 4.	Submission of Matters to a Vote of Security Holders	Not applicable. No matter was submitted to a vote of security holders during the fourth quarter of 2009.

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	“Securities Listing, Prices, and Dividends” on page 3.
Item 6.	Selected Financial Data	“Five Year Summary of Selected Financial Data” on pages 1 and 2.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	“Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 through 30.
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	The section titled “Asset/Liability Management Quantitative and Qualitative Disclosures about Market Risk” on pages 24 through 26.
Item 8.	Financial Statements and Supplementary Data	Pages 33 through 72

Item of Form 10-K		Location
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	Not applicable. During the past two years or any subsequent period there has been no change in or reportable disagreement with the independent registered public accounting firm for Southwest or any of its subsidiaries.
Item 9A.	Controls and Procedures	“Controls and Procedures” on page 30.
Item 9B.	Other Information	Not applicable. The registrant reported all items required to be reported in a Form 8-K during the fourth quarter of 2009.
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	The material labeled “Election of Directors” on pages 3 through 6 , “Board Meetings and Committee” on pages 6 through 10, “Section 16(a) Beneficial Ownership Reporting Compliance” on page 29, “Code of Ethics” on page 33, “Shareholder Proposals and Communications” on page 33, and “Report of the Audit Committee” on page 30 of the Proxy Statement is incorporated by reference in this Report.
Item 11.	Executive Compensation	The material labeled “Director Compensation” on page 12, “Executive Compensation” on pages 24 through 27, “Compensation Discussion and Analysis” on pages 15 through 22, and “Compensation Committee Report” on page 23 of the Proxy Statement is incorporated by reference in this Report.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	The material labeled “Common Stock Owned by Directors and Executive Officers” on pages 13 and 14 and “Owners of More than 5% of Southwest’s Common Stock” on page 14 of the Proxy Statement is incorporated by reference in this Report. Information regarding securities authorized for issuance under equity compensation plans is included under “Equity Compensation Plan Information” on page 4 of this report.
Item 13.	Certain Relationships and Related Transactions and Director Independence	The material labeled “Director Independence” on pages 10 through 11, and “Certain Transactions” on pages 28 and 29 of the Proxy Statement is incorporated by reference in this Report.
Item 14.	Principal Accountant Fees and Services	The material labeled “Relationship with Independent Public Accountants” on pages 29 and 30 of the Proxy Statement is incorporated by reference in this Report.
Part IV
Item 15.	Exhibits, Financial Statement Schedules

Southwest Bancorp, Inc.
Southwest Bancorp, Inc. (“Southwest”) is the bank holding company for the Stillwater National Bank and Trust Company (“Stillwater National”) and Bank of Kansas. Through its subsidiaries, Southwest offers commercial and consumer lending, deposit and investment services, and specialized cash management and other financial services from offices in Oklahoma, Texas, and Kansas, and on the internet through SNB DirectBanker®.
Southwest focuses on converting its strategic vision into long-term shareholder value. Our vision includes a commercial banking model and a community banking model focused on more traditional banking operations in our three-state market.
Southwest’s banking philosophy has led to the development of a line of deposit, lending, and other financial products that respond to professional and commercial customers’ needs for speed, efficiency, and information and complement more traditional banking products. Southwest has developed a highly automated lockbox, imaging, and information service for commercial customers called “SNB Digital Lockbox”, and deposit products that automatically sweep excess funds from commercial demand deposit accounts and invest them in interest bearing funds. Other specialized financial services include integrated document imaging and cash management services designed to help our customers in the healthcare industry and other record-intensive enterprises operate more efficiently.
Southwest maintains close relationships with businesses, professionals, and their principals to fulfill their banking needs throughout their business development and professional lives.
Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest became a public company in late 1993 with assets of approximately $434.0 million. At December 31, 2009, Southwest had total assets of $3.1 billion, deposits of $2.6 billion, and shareholders’ equity of $309.8 million.
Southwest’s common stock is traded on the NASDAQ Global Select Market under the symbol OKSB. Southwest Capital Trust II’s public offering of trust preferred securities are traded on the NASDAQ Global Select Market under the symbol OKSBP.
About This Report
This report comprises the entire 2009 Form 10-K, other than exhibits, as filed with the SEC. The 2009 annual report to shareholders, including this report, and the annual proxy materials for the 2010 annual meeting are being distributed together to shareholders. Copies of exhibits and additional copies of the Form 10-K can be obtained free of charge by writing to Kerby E. Crowell, Executive Vice President, Chief Financial Officer and Secretary, Southwest Bancorp, Inc., P.O. Box 1988, Stillwater, OK 74076. This report is provided along with the annual proxy statement for convenience of use and to decrease costs, but is not part of the proxy materials.
The SEC has not approved or disapproved this Report or passed upon its accuracy or adequacy.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
The following table presents Southwest’s selected consolidated financial data for each of the five years in the period ended December 31, 2009. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of Southwest, including the accompanying Notes, presented elsewhere in this report.

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007	2006	2005

Operations Data
Interest income	$150,399	$162,794	$177,068	$169,760	$137,344
Interest expense	51,708	73,075	84,471	76,808	52,115

Net interest income	98,691	89,719	92,597	92,952	85,229
Provision for loan losses	39,176	18,979	8,947	12,187	16,155
Gain on sales of loans and securities, net (1)	5,888	3,566	4,923	3,689	4,915
Noninterest income (2)	16,048	12,572	11,510	12,973	12,368
Noninterest expense (3)	60,858	62,488	65,108	56,021	51,503

Income before taxes	20,593	24,390	34,975	41,406	34,854
Taxes on income	7,611	9,489	13,597	15,409	13,840

Net income	$12,982	$14,901	$21,378	$25,997	$21,014

Net income available to common shareholders	$8,837	$14,658	$21,378	$25,997	$21,014

Dividends
Preferred Stock	$3,500	$243	$—	$—	$—
Common stock	1,398	5,519	5,299	4,681	4,035
Ratio of total dividends to net income	37.73%	38.67%	24.79%	18.00%	19.20%
Per Share Data
Basic earnings per common share	$0.60	$1.01	$1.49	$1.84	$1.60
Diluted earnings per common share	0.60	1.00	1.46	1.79	1.55
Common stock cash dividends	0.0952	0.3800	0.3700	0.3300	0.3000
Book value per common share (4)	16.46	16.18	15.16	13.87	12.16
Weighted average common shares outstanding:
Basic, net of unvested restricted stock	14,625,847	14,471,242	14,291,041	14,151,624	13,155,742
Diluted, net of unvested restricted stock	14,689,517	14,641,521	14,606,149	14,483,941	13,559,885
Financial Condition Data (4)
Investment securities	$263,439	$264,166	$256,608	$270,519	$268,763
Noncovered portfolio loans (5)	2,539,294	2,494,506	2,145,557	1,602,726	1,352,433
Loans held for sale (5)	43,134	56,941	66,275	188,464	383,447
Total noncovered loans (5) (6)	2,582,428	2,551,447	2,211,832	1,791,190	1,735,880
Covered portfolio loans (7)	85,405	—	—	—	—
Interest-earning assets	2,933,856	2,817,496	2,478,429	2,079,380	2,007,248
Total assets	3,108,291	2,879,762	2,564,298	2,170,628	2,099,639
Interest-bearing deposits	2,267,901	1,918,181	1,801,512	1,511,196	1,433,265
Total deposits	2,592,730	2,180,122	2,058,579	1,765,611	1,657,820
Other borrowings	103,022	295,138	218,356	138,094	204,508
Subordinated debentures	81,963	81,963	46,393	46,393	46,393
Total shareholders’ equity (8)	309,778	302,203	217,609	197,510	170,444
Common shareholders’ equity	242,741	235,811	217,609	197,510	170,444
Mortgage servicing portfolio	237,459	158,143	141,680	135,904	133,470
Selected Ratios
Return on average assets	0.43%	0.54%	0.94%	1.18%	1.01%
Return on average total shareholders’ equity	4.20	6.40	10.19	13.99	13.78
Return on average common equity	3.65	6.44	10.19	13.99	13.78
Tangible common equity to tangible assets	7.61	7.96	8.23	9.05	8.11
Net interest margin	3.38	3.36	4.20	4.42	4.30
Efficiency ratio (9)	50.45	59.03	59.72	51.11	50.24
Average assets per employee (10)	$6,411	$6,206	$4,661	$5,117	$5,448

SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)

	At December 31,
(Dollars in thousands, except per share data)	2009	2008	2007	2006	2005

Asset Quality Ratios
Allowance for loan losses (4)	$62,413	$39,773	$29,584	$27,293	$23,812
Allowance for loan losses to noncovered portfolio loans	2.46%	1.59%	1.38%	1.70%	1.76%
Noncovered nonperforming loans (4) (11)	$106,197	$63,983	$29,571	$29,357	$23,585
Noncovered nonperforming loans to noncovered portfolio loans	4.18%	2.56%	1.38%	1.83%	1.74%
Allowance for loan losses to noncovered nonperforming loans	58.77	62.16	100.04	92.97	100.96
Noncovered nonperforming assets (4) (12)	$124,629	$70,075	$32,250	$31,230	$30,715
Noncovered nonperforming assets to noncovered portfolio loans and noncovered other real estate	4.87%	2.80%	1.50%	1.95%	2.26%
Net noncovered loan charge-offs (4)	$16,754	$8,790	$6,656	$8,706	$11,334
Net noncovered loan charge-offs to average noncovered portfolio loans	0.64%	0.37%	0.37%	0.59%	0.87%
Covered nonperforming loans (4) (7) (11)	$13,458	—	—	—	—
Covered nonperforming loans to covered portfolio loans	15.76%	—	—	—	—
Covered nonperforming assets (4) (7) (12)	$18,206	—	—	—	—
Covered nonperforming assets to covered portfolio loans and covered other real estate	20.19%	—	—	—	—
Capital Ratios
Average shareholders’ equity to average assets
Total	10.34	8.49	9.21	8.47	7.34
Common	8.11	8.30	9.21	8.47	7.34
Tier I capital to risk-weighted assets (4) (13)	13.28	13.01	9.71	12.25	12.95
Total capital to risk-weighted assets (4) (13)	14.55	14.26	10.97	13.50	14.21
Leverage ratio (4) (13)	12.42	13.06	10.23	10.91	10.24

(1)	Gain on sales includes $1.2 million gain due to the redemption of certain VISA USA common shares in 2008 and a $1.9 million gain on a partial disposition of an equity security in 2007. Please see Note 19 to the Consolidated Financial Statements.

(2)	Noninterest income in 2009 includes $3.3 million resulting from the gain on acquisition related to the FDIC-assisted acquisition. Please see Note 2 to the Consolidated Financial Statements.

(3)	Noninterest expenses in 2007 include $3.3 million resulting from the ATM-related write-off and associated legal fees and $713,000 in litigation and settlement costs related to VISA USA. Please see Note 19 to the Consolidated Financial Statements.

(4)	At period end.

(5)	Net of unearned discounts but before deduction of allowance for loan losses.

(6)	Total loans include loans held for sale.

(7)	These loans are covered by the FDIC loss share agreements, including the amount of expected reimbursements from the FDIC, and are shown net of unearned discounts. Please see Note 2 to the Consolidated Financial Statements.

(8)	Reflects the issuance of preferred stock in 2008 and the common stock offering and repurchases of common shares in 2005. Please see “Capital Resources” on page 22 and Note 11 to the Consolidated Financial Statements.

(9)	The efficiency ratio = noninterest expenses / (net interest income + total noninterest income) as shown on the Consolidated Statements of Operations.

(10)	Ratio = average assets for year divided by the number of full-time equivalent employees at year-end.

(11)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more, and loans with restructured terms.

(12)	Nonperforming assets consist of nonperforming loans and other real estate owned.

(13)	2008 reflects the effects of capital raised through the sale of securities. Please see Notes 9 and 11 to the Consolidated Financial Statements.

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
Recent Stock Prices, Dividends, and Equity Compensation Plan Information
Shareholders received quarterly cash dividends totaling $2.4 million in 2009 and $5.5 million in 2008.
The Board of Directors decides whether or not to pay dividends on common stock, and the amount of any such dividends, each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors. The ability of Southwest to pay dividends depends upon regulatory approval and cash resources which includes dividend payments from its subsidiaries. For information regarding the ability of Stillwater National and Bank of Kansas to pay dividends to Southwest and the restrictions on bank dividends under federal banking laws, see “Note 13 Capital Requirements & Regulatory Matters” to the Consolidated Financial Statements on page 61 of this report, “Certain Regulatory Matters” on page 27 of this report, and “Risk Factors” beginning on page 87 of this report.
Shares issued under the employee stock purchase plan, which commenced on January 1, 1996, totaled 8,158 in 2009 and 6,221 in 2008, while issuances pursuant to the stock option plans were 164,895 and 193,758 in the respective years.
As of March 1, 2010, there were approximately 5,400 holders of record of Southwest’s common stock. The following table sets forth the common stock dividends declared for each quarter during 2009 and 2008, and the range of high and low closing trade prices for the common stock for those periods.

	2009			2008
			Dividend			Dividend
	High	Low	Declared	High	Low	Declared

For the Quarter Ending:
March 31	$12.51	$5.48	$0.0238	$18.52	$14.08	$0.0950
June 30	10.50	6.47	0.0238	18.29	11.49	0.0950
September 30	14.70	8.71	0.0238	23.53	9.83	0.0950
December 31	14.00	6.12	0.0238	19.55	11.16	0.0950

The following table compares the cumulative total return on a hypothetical investment of $100 in Southwest’s common stock at the closing price on December 31, 2004 through December 31, 2009, with the hypothetical cumulative total return on the NASDAQ Stock Market Index (U.S. Companies) and the NASDAQ Bank Index for the comparable period.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Southwest	$100	$83	$117	$78	$57	$31

NASDAQ Bank Index	100	98	110	87	63	53

NASDAQ Stock Market Index (U.S.)	100	102	112	122	59	84

The following table presents disclosure regarding equity compensation plans in existence at December 31, 2009, consisting of the 1994 stock option plan, the 1999 stock option plan (both expired but having outstanding options that may still be exercised), and the 2008 stock based award plan, all of which were approved by the shareholders.
Equity Compensation Plan Information

			Number of securities
	Number of securities		available for future
	to be issued upon	Weighted average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options	outstanding options,	excluding securities
	warrants and rights	warrants and rights	reflected in column (a)
Plan category	(a)	(b)	(c)
Plans approved by shareholders	379,324	$20.98	773,600
Plans not approved by shareholders	0	0	0
Total	379,324	$20.98	773,600

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
In 2009, Southwest Bancorp, Inc.’s (“Southwest”) loans, deposits, and assets reached their highest levels in our history. Southwest’s shareholders’ equity increased as a result of current year results of operations. Southwest’s net income declined primarily as a result of increased provision for loan losses.
•	Net income available to common shareholders for 2009 was $8.8 million, down from $14.7 million in 2008 and from $21.4 million in 2007.

•	Diluted earnings per common share decreased to $0.60 in 2009, compared to $1.00 in 2008 and $1.46 in 2007.

•	Total loans grew to $2.67 billion at December 31, 2009, compared to $2.55 billion at December 31, 2008 and $2.21 billion at December 31, 2007.

•	Total deposits grew to $2.59 billion at December 31, 2009, compared to $2.18 billion at December 31, 2008 and $2.06 billion at December 31, 2007.

•	Total shareholders’ equity at year-end 2009 increased 3% to $309.8 million, compared to $302.2 million for 2008 and $217.6 million for 2007.

•	Total assets at year-end 2009 increased 8%, ending the year at $3.11 billion, compared to $2.88 billion at year-end 2008 and $2.56 billion at year-end 2007.

•	Portfolio loans at year-end 2009 increased by $130.2 million, or 5%, to $2.62 billion at December 31, 2009, compared to $2.49 billion at December 31, 2008 and $2.15 billion at December 31, 2007.
On June 19, 2009, Bank of Kansas entered into a purchase and assumption agreement with loss share with the Federal Deposit Insurance Corporation (“FDIC”) to acquire deposits, loans, and certain other liabilities and assets of First National Bank of Anthony, Anthony, Kansas (“FNBA”), in an FDIC-assisted transaction. FNBA was a full service commercial bank that had been placed in receivership with the FDIC. Bank of Kansas acquired assets with a fair value of approximately $149.8 million, including $117.1 million of loans, $20.6 million of investment securities, $6.0 million of cash and cash equivalents, $2.9 million in other real estate owned (“OREO”), and $157.7 million in liabilities, including $135.0 million of deposits and $21.7 million of FHLB advances. Bank of Kansas recorded a core deposit intangible asset of $2.0 million and received a cash payment from the FDIC of approximately $11.1 million. Bank of Kansas entered into loss share agreements with the FDIC and recorded a loss share receivable of $33.1 million. Loans covered under the loss share agreements, including the amount of expected reimbursement from the FDIC, are reported in loans and referred to as “covered” loans. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a gain on acquisition of $3.3 million, which is included in noninterest income.
This transaction provides Southwest with five additional banking offices in Kansas. Please see “Note 2 Acquisitions” to the Consolidated Financial Statements on page 43 for additional information related to the details of the transaction.
Southwest Bancorp continues a strategic focus on building long-term shareholder value. As explained further in this report, the 2009 decrease in our earnings is linked to current economic conditions that have required increases in our allowance for loan losses. Consistent with our strategy, in the face of these conditions, we took important steps that we believe will make Southwest better positioned both now and when the economy improves. These include:
•	An emphasis on prudent lending in carefully selected markets in Texas, Oklahoma, and Kansas. We reduced our growth rate in portfolio loans to 5% in 2009, of which 3% is attributable to the FDIC-assisted transaction. At year-end, Texas and Kansas together accounted for over half of portfolio loans. Southwest has had a traditional focus on commercial real estate loans. We will continue to make commercial real estate loans, but have determined to reduce our concentration in them in light of economic conditions.

•	A focus on capital to support lending and other activities. At December 31, 2009, our capital levels substantially exceed all regulatory capital requirements and the amounts necessary to qualify as “well capitalized” for regulatory purposes. Please see “Note 13 Capital Requirements & Regulatory Matters” to the consolidated financial statements on page 61.
Results of Operations
For the year ended December 31, 2009, Southwest reported net income of $13.0 million, a $1.9 million, or 13%, decrease from the $14.9 million earned in 2008. Basic earnings per common share decreased by 41% to $0.60 per share for 2009 from $1.01 per share for 2008. Diluted earnings per common share decreased by 40% to $0.60 per share for 2009 from $1.00 per share for 2008.
For the year ended December 31, 2008, Southwest reported net income of $14.9 million, a $6.5 million, or 30%, decrease from the $21.4 million earned in 2007. Basic earnings per common share decreased by 32% to $1.01 per share for 2008 from $1.49 per share for 2007. Diluted earnings per common share decreased by 32% to $1.00 per share for 2008 from $1.46 per share for 2007.
For the year ended December 31, 2007, Southwest reported net income of $21.4 million, a $4.6 million, or 18%, decrease from the $26.0 million earned in 2006. Basic earnings per common share decreased by 19% to $1.49 per share for 2008 from $1.84 per share for 2006. Diluted earnings per common share decreased by 18% to $1.46 per share for 2008 from $1.79 per share for 2006.
These factors are discussed in more detail in the sections that follow.

Summary of Annual Changes in Selected Consolidated Financial Data
The following table presents selected consolidated financial data for the years 2009, 2008, and 2007 and the annual changes between those years.

		2009 Change		2008 Change		2007 Change
(Dollars in thousands, except per share data)	2009	From 2008	2008	From 2007	2007	From 2006

Operations Data
Interest income	$150,399	$(12,395)	$162,794	$(14,274)	$177,068	$7,308
Interest expense	51,708	(21,367)	73,075	(11,396)	84,471	7,663

Net interest income	98,691	8,972	89,719	(2,878)	92,597	(355)
Provision for loan losses	39,176	20,197	18,979	10,032	8,947	(3,240)
Gain on sales of loans and securities, net	5,888	2,322	3,566	(1,357)	4,923	1,234
Noninterest income	16,048	3,476	12,572	1,062	11,510	(1,463)
Noninterest expense	60,858	(1,630)	62,488	(2,620)	65,108	9,087

Income before taxes	20,593	(3,797)	24,390	(10,585)	34,975	(6,431)
Taxes on income	7,611	(1,878)	9,489	(4,108)	13,597	(1,812)

Net income	$12,982	$(1,919)	$14,901	$(6,477)	$21,378	$(4,619)

Net income available to common shareholders	$8,837	$(5,821)	$14,658	$(6,720)	$21,378	$(4,619)

Per Share Data
Basic earnings per common share	$0.60	$(0.41)	$1.01	$(0.48)	$1.49	$(0.35)
Diluted earnings per common share	0.60	(0.40)	1.00	(0.46)	1.46	(0.33)
Financial Condition Data — Averages
Investment securities	$245,456	$6,803	$238,653	$(38,610)	$277,263	$6,241
Total loans	2,667,771	238,642	2,429,129	506,262	1,922,867	91,871
Interest-earning assets	2,919,040	247,404	2,671,636	466,370	2,205,266	99,906
Total assets	2,987,470	244,571	2,742,899	463,474	2,279,425	84,330
Interest-bearing deposits	2,108,844	227,759	1,881,085	285,719	1,595,366	97,233
Total deposits	2,394,028	244,173	2,149,855	310,030	1,839,825	112,012
Other borrowings	181,682	(92,424)	274,106	112,422	161,684	(52,993)
Subordinated debentures	81,963	17,899	64,064	17,671	46,393	—
Total shareholders’ equity	308,952	76,121	232,831	22,946	209,885	24,068
Selected Ratios
Return on average assets	0.43%	(0.11)%	0.54%	(0.40)%	0.94%	(0.24)%
Return on average total shareholders’ equity	4.20	(2.20)	6.40	(3.79)	10.19	(3.80)
Return on average common equity	3.65	(2.79)	6.44	(3.75)	10.19	(3.80)
Net interest margin	3.38	0.02	3.36	(0.84)	4.20	(0.22)
Asset Quality Ratios
Noncovered
Allowance for loan losses to portfolio loans	2.46%	0.87%	1.59%	0.21%	1.38%	(0.32)%
Nonperforming loans to portfolio loans	4.18	1.62	2.56	1.18	1.38	(0.45)
Allowance for loan losses to nonperforming loans	58.77	(3.39)	62.16	(37.88)	100.04	7.07
Nonperforming assets to portfolio loans and other real estate owned	4.87	2.07	2.80	1.30	1.50	(0.45)
Net loan charge-offs to average portfolio loans	0.64	0.28	0.36	0.01	0.35	(0.13)
Covered
Nonperforming loans to portfolio loans	15.76	15.76	—	—	—	—
Nonperforming assets to portfolio loans and other real estate owned	20.19	20.19	—	—	—	—

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is Southwest’s largest source of revenue representing 82% of total revenue in 2009. Net interest margin is net interest income as a percentage of average earning assets for the period. Net interest income and net interest margin increase or decrease as a result of changes in the levels of interest rates, the volume and the mix of earning assets and interest-bearing liabilities, and the percentage of interest-earning assets funded by noninterest-bearing funding sources.
Net interest income for 2009 was $98.7 million, an increase of $9.0 million, or 10%, from the $89.7 million earned in 2008. The net interest margin was 3.38% for the year ended December 31, 2009, an increase of two basis points from 2008.
The 2009 increase in net interest income and net interest margin from 2008 is the result of a one-time recovery of $1.9 million in interest from the successful resolution of a nonperforming loan. Net interest margin would have been 6 basis points lower without this recovery. Also included in net interest income is the recognition of discount income of $822,000 due to prepayment and collection of loans acquired in the FNBA transaction in excess of the recorded value at the date of the acquisition. This increased net margin by 3 basis points.
For further analysis of asset sensitivity please see tables showing the effects of changes in interest rates and changes in the volume of interest related assets and liabilities on page 9 of this report and the discussion of Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk on pages 24 through 26 of this report.
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
The changes in the composition of interest-earning assets and their funding sources reflect market demand and management’s efforts to maximize net interest margin while controlling interest rate, credit, and other risks.

Consolidated Average Balances, Yields and Rates

	For the Year Ended December 31,

(Dollars in thousands)	2009				2008			2007

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Assets
Total loans and leases (3)	$2,667,771	$141,239	5.29%	$2,429,129	$152,719	6.29%	$1,922,867	$165,759	8.62%
Investment securities	245,456	9,146	3.73	238,653	9,986	4.18	277,263	11,055	3.99
Other interest-earning assets	5,813	14	0.24	3,854	89	2.31	5,136	254	4.95

Total interest-earning assets	2,919,040	150,399	5.15	2,671,636	162,794	6.09	2,205,266	177,068	8.03
Other assets	68,430			71,263			74,159

Total assets	$2,987,470			$2,742,899			$2,279,425

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$83,813	$476	0.57%	$75,950	$584	0.77%	$62,038	$355	0.57%
Money market accounts	485,383	4,954	1.02	538,148	12,620	2.35	449,266	19,664	4.38
Savings accounts	21,010	78	0.37	13,930	69	0.50	12,274	87	0.71

Time deposits	1,518,638	36,811	2.42	1,253,057	47,749	3.81	1,071,788	53,033	4.95
Total interest-bearing deposits	2,108,844	42,319	2.01	1,881,085	61,022	3.24	1,595,366	73,139	4.58
Other borrowings	181,682	4,049	2.23	274,106	7,242	2.64	161,684	7,555	4.67
Subordinated debentures	81,963	5,340	6.52	64,064	4,811	7.51	46,393	3,777	8.14

Total interest-bearing liabilities	2,372,489	51,708	2.18	2,219,255	73,075	3.29	1,803,443	84,471	4.68

Noninterest-bearing demand deposits	285,184			268,770			244,459
Other liabilities	20,845			22,043			21,638
Shareholders’ equity	308,952			232,831			209,885

Total liabilities and shareholders’ equity	$2,987,470			$2,742,899			$2,279,425

Net interest income		$98,691			$89,719			$92,597

Interest rate spread			2.97%			2.80%			3.35%

Net interest margin (2)			3.38%			3.36%			4.20%

Ratio of average interest- earning assets to average interest-bearing liabilities			123.04%			120.38%			122.28%

(1)	Yields, interest rate spreads, and net interest margins are calculated using income recorded in accordance with U.S. generally accepted accounting principles (“GAAP”) and are not shown on the higher, non-GAAP tax-equivalent basis.

(2)	Net interest margin = net interest income / total average interest-earning assets.

(3)	Information regarding noncovered and covered loans for the period shown is not readily available.
The following table analyzes changes in interest income and interest expense of Southwest for the periods indicated. Information is provided on changes attributable to changes in average volumes and changes in rates for each category of interest-earning asset and interest-bearing liability.

Effect of Volume and Rate Changes on Net Interest Income

	2009 vs. 2008			2008 vs. 2007

	Increase	Due to Change		Increase	Due to Change
	Or	In Average:		Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate

Interest earned on:
Loans receivable (1) (2)	$(11,480)	$14,095	$(25,575)	$(13,040)	$37,817	$(50,857)
Investment securities	(840)	278	(1,118)	(1,069)	(1,596)	527
Other interest-earning assets	(75)	31	(106)	(165)	(53)	(112)

Total interest income	(12,395)	14,203	(26,598)	(14,274)	33,228	(47,502)
Interest paid on:
Interest-bearing demand	(108)	56	(164)	229	90	139
Money market accounts	(7,666)	(1,134)	(6,532)	(7,044)	3,351	(10,395)
Savings accounts	9	29	(20)	(18)	11	(29)
Time deposits	(10,938)	8,728	(19,666)	(5,284)	8,095	(13,379)
Other borrowings	(3,193)	(2,181)	(1,012)	(313)	3,848	(4,161)
Subordinated debentures	529	1,223	(694)	1,034	1,346	(312)

Total interest expense	(21,367)	4,756	(26,123)	(11,396)	16,948	(28,344)

Net interest income	$8,972	$9,447	$(475)	$(2,878)	$16,280	$(19,158)

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis, because it is not considered material. Changes in rate-volume (changes in rate multiplied by changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.

(2)	Information regarding noncovered and covered loans for the period shown is not readily available.
Net interest income for 2009 was $98.7 million, an increase of $9.0 million, or 10%, from the $89.7 million earned in 2008. Net interest margin was 3.38% for the year ended December 31, 2009, an increase of two basis points from 2008.
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
Interest rate spread, which represents the difference between the rate earned on interest-earning assets and the rates paid on interest-bearing liabilities, was 2.97% for 2009, compared to 2.80% for 2008 and 3.35% for 2007.
Southwest has seen growth in noninterest-bearing deposit accounts which are an alternative funding source to interest-bearing deposits and other borrowings. The average balance of noninterest-bearing deposit accounts increased to $285.2 million in 2009 from $268.8 million in 2008 and $244.5 million in 2007.
Provision and Allowance for Loan Losses
Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest determines is appropriate. The amount of the allowance is based on careful, continuous review and evaluation of the loan portfolio and ongoing quarterly assessments of the probable losses inherent in the loan and lease portfolio. The allowance for loan losses is determined in accordance with regulatory guidelines and generally accepted accounting principles. See “Allowance for Loan Losses” in Note 1 to the Consolidated

Financial Statements on page 38 of this report for a description of Southwest’s allowance for loan losses methodology.
Based upon this methodology, management established an allowance of $62.4 million, or 2.46% of total noncovered portfolio loans, at December 31, 2009, compared to an allowance of $39.8 million, or 1.59% of total noncovered portfolio loans, at December 31, 2008. This represents an increase in the allowance of $22.6 million, or 57%, from year-end 2008.
Changes in the amount of the allowance resulted from the application of the methodology, which is designed to estimate inherent losses on total noncovered portfolio loans, including nonperforming loans. At December 31, 2009, the allowance on the $105.9 million in noncovered nonaccrual loans was $13.3 million (12.6%), compared with an allowance on $59.3 million in noncovered nonaccrual loans at December 31, 2008 of $5.4 million (9.1%), creating an increase in the allowance of $7.9 million, or 147%. At December 31, 2009, the allowance for other noncovered loans was $49.1 million (2.0%), compared to $34.4 million (1.4%) at December 31, 2008, creating an increase in the allowance of $14.7 million, or 43%. The increase in the allowance related to these other noncovered loans mainly resulted from consideration of certain trends and qualitative factors. These included increases in adjusted loss rates made due to increased net loss ratios, management’s assessment of increased economic risk (particularly with respect to commercial and commercial real estate loans), asset quality trends, including increased levels of potential problem loans, and loan concentrations in commercial real estate and construction loans, which together comprised approximately 72% of our noncovered portfolio loans at December 31, 2009. Based on its analysis management believes the amount of the allowance is appropriate. Covered portfolio loans of $85.4 million were acquired in the FNBA transaction, but based upon applicable accounting rules no allowance was established for these loans as of the acquisition date, as these loans were recorded at fair value which includes an estimate of projected losses. (See “Note 2 Acquisitions” to the Consolidated Financial Statements on page 43 of this report.)
The amount of the loan loss provision for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs for the period. Noncovered net charge-offs for the year ended December 31, 2009 were $16.8 million, an increase of $8.0 million (91%) over the $8.8 million recorded for the year ended December 31, 2008. The provision for loan losses for the year ended December 31, 2009 was $39.2 million, representing an increase of $20.2 million (106%) over the $19.0 million recorded for the year ended December 31, 2008.
At December 31, 2009, the allowance for loan losses was 58.77% of noncovered nonperforming loans, compared to 62.16% of noncovered nonperforming loans at December 31, 2008. Noncovered nonaccrual loans, which comprise the majority of noncovered nonperforming loans, were $105.9 million as of December 31, 2009, an increase of $46.6 million, or 79%, from December 31, 2008. Noncovered nonaccrual loans at December 31, 2009 were comprised of 52 relationships and were primarily concentrated in real estate construction (54%), commercial real estate (27%), and commercial loans (10%). All noncovered nonaccrual loans are considered impaired and are carried at their estimated collectible amounts. Noncovered loans 90 days or more past due, another component of noncovered nonperforming loans, decreased $4.4 million, or 93%, from December 31, 2008. These noncovered loans are believed to have sufficient collateral and are in the process of being collected and are not considered impaired. Covered nonperforming loans of $13.5 million were acquired from FNBA and are subject to protection under the loss share agreements with the FDIC.
Performing loans considered potential problem loans, loans which are not included in the past due, nonaccrual, or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, amounted to approximately $267.3 million at December 31, 2009, compared to $131.5 million at December 31, 2008. Included are $8.9 million of potential problem loans acquired from FNBA, which are subject to protection under the loss share agreements with the FDIC. Loans may be monitored by management and reported in potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continued management attention and are considered by management in determining the level of the allowance for loan losses.

Both the dollar amount of the allowance and the percentage of the allowance to noncovered loans increased during 2009 and 2008. The increases were primarily the result of increased net charge offs, an increase in the allowance related to impaired loans, as well as increases in other risk factors including increases in potential problem loans and national and local economic trends.
Management strives to carefully monitor credit quality and to identify loans that may become nonperforming. At any time, however, there are loans included in the portfolio that will result in losses to Southwest but that have not been identified as nonperforming or potential problem loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in nonperforming assets, the provision for loan losses, and charge-offs.
At December 31, 2009, the reserve for unfunded loan commitments was $3.5 million, down from the $3.7 million reserve as of December 31, 2008. The reserve, which is included in other liabilities on Southwest’s statement of financial condition, is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.
The following table presents a five-year history of the allocation of the allowance for loan losses along with the percentage of total loans in each category.
Allowance for Loan and Lease Losses

	At December 31,

(Dollars in thousands)	2009		2008		2007		2006		2005

Real estate mortgage - Commercial	$26,670	47%	$13,200	44%	$10,126	34%	$9,641	34%	$8,186	32%
One to four family residential	2,454	5	1,332	4	693	5	492	5	584	5
Real estate construction	22,241	25	12,795	26	5,649	33	1,790	25	1,547	17
Commercial	10,052	20	11,401	22	10,369	23	12,321	24	10,922	22
Installment and consumer - Guaranteed student loans	—	1	—	2	31	3	90	10	189	22
Other	996	2	1,045	2	804	2	536	2	311	2
Unallocated*	—	—	—	—	1,912	—	2,423	—	2,073	—

Total	$62,413	100%	$39,773	100%	$29,584	100%	$27,293	100%	$23,812	100%

*	Under current methodology, allowance is allocated among respective loan types.

The following table analyzes Southwest’s allowance for loan losses for the periods indicated.
Analysis of Loans and Leases

	For the Year Ended December 31,

(Dollars in thousands)	2009*	2008	2007	2006	2005

Balance at beginning of period	$39,773	$29,584	$27,293	$23,812	$18,991

Loans charged-off:
Commercial real estate	3,622	1,379	1,540	452	2,531
One-to-four family residential	1,476	746	337	256	341
Real estate construction	7,464	2,209	129	445	155
Commercial	5,223	4,552	4,663	7,606	8,639
Other consumer	1,128	1,056	696	788	724

Total charge-offs	18,913	9,942	7,365	9,547	12,390

Recoveries:
Commercial real estate	438	8	22	387	15
One-to-four family residential	430	49	10	27	171
Real estate construction	344	2	—	—	1
Commercial	893	962	606	403	706
Other consumer	272	131	71	24	163

Total recoveries	2,377	1,152	709	841	1,056

Net loans charged-off (recovered)	16,536	8,790	6,656	8,706	11,334
Provision for loan losses	39,176	18,979	8,947	12,187	16,155

Balance at end of period	$62,413	$39,773	$29,584	$27,293	$23,812

* There was no significant amount of charge-offs or recoveries to covered loans in 2009.

Ratio of allowance for loan losses to portfolio loans at end of period	2.46%	1.59%	1.38%	1.70%	1.76%
Ratio of net charge-offs to average portfolio loans during the period	0.64%	0.37%	0.37%	0.59%	0.87%

The following table shows the amounts of nonperforming assets at the end of the periods indicated. Please see Note 1 to the Notes to Consolidated Financial Statements on page 38 of this report for a description of Southwest’s policy for placing loans on nonaccrual status.
Nonperforming Assets

	At December 31,

	2009
(Dollars in thousands)	Noncovered	Covered	2008*	2007*	2006*	2005*

Nonaccrual loans:
Commercial real estate	$28,351	$1,847	$9,881	$5,274	$6,118	$802
One-to-four family residential	9,387	2,243	474	740	484	311
Real estate construction	57,586	7,525	37,346	2,910	3,398	—
Commercial	10,404	665	11,598	10,517	16,673	20,891
Other consumer	159	42	11	93	62	95

Total nonaccrual loans	105,887	12,322	59,310	19,534	26,735	22,099

Past due 90 days or more:
Commercial real estate	$100	$542	$9	$8,214	$1,133	$—
One-to-four family residential	76	—	39	74	310	637
Real estate construction	—	574	4,005	3	556	634
Commercial	18	—	547	1,456	534	215
Other consumer	116	20	73	290	89	—

Total past due 90 days or more	310	1,136	4,673	10,037	2,622	1,486

Total nonperforming loans	106,197	13,458	63,983	29,571	29,357	23,585
Other real estate owned	18,432	4,748	6,092	2,679	1,873	7,130

Total nonperforming assets	$124,629	$18,206	$70,075	$32,250	$31,230	$30,715

* There were no covered loans as of December 31, 2008, 2007, 2006, or 2005.

Nonperforming assets to portfolio loans and other real estate owned	4.87%	20.19%	2.80%	1.50%	1.95%	2.26%
Nonperforming loans to portfolio loans	4.18%	15.76%	2.56%	1.38%	1.83%	1.74%
Allowance for loan losses to nonperforming loans	58.77%	—	62.16%	100.04%	92.97%	100.96%
Government-guaranteed portion of nonperforming loans	$277	$3,853	$1,072	$1,337	$1,629	$1,602
At December 31, 2009, a majority of noncovered nonperforming assets were real estate construction, commercial real estate, and commercial loans. At December 31, 2009, seven credit relationships represented 66% of noncovered nonperforming loans and 57% of noncovered nonperforming assets, while at December 31, 2008, six credit relationships represented 82% of noncovered nonperforming loans and 75% of noncovered nonperforming assets.
Included in noncovered nonaccrual loans as of December 31, 2009 are five collateral dependent lending relationships with aggregate principal balances of approximately $59.0 million and related impairment reserves of $4.9 million which were established based on recent appraisal values obtained for the respective properties. All five of these lending relationships are in the real estate industry and include a residential condominium construction project with three loans outstanding, an office building project with one loan outstanding, a lending relationship consisting of three loans that includes a residential land development and two retail commercial real estate buildings for lease, and two residential land development lending relationships, one with two loans outstanding and the other with one loan outstanding.
Included in nonaccrual loans as of December 31, 2008 are two collateral dependent lending relationships with aggregate principal balances of approximately $27.9 million and related impairment reserves of $1.9 million which were established based on appraisal values obtained for the respective properties. Both of these lending relationships are in the real estate industry and include a residential condominium construction project with two loans outstanding and an apartment complex rehabilitation project with two loans outstanding.
If interest on the nonaccrual loans had been accrued during 2009, 2008, and 2007, the interest income reported in the accompanying consolidated statement of operations would have increased by approximately $4.8 million, $2.6 million, and $1.4 million, respectively. Interest income recognized on impaired loans totaled $2.1 million for the year ended December 31, 2009, $578,000 for the year ended December 31, 2008, and $10,000 for the year ended December 31, 2007.
Noninterest Income
Noninterest income was $21.9 million for 2009, a 36% increase when compared with 2008. Noninterest income in 2008 decreased 2% when compared with 2007.
COMPARISON SUMMARY-NONINTEREST INCOME

		2009 Change		2008 Change
(Dollars in thousands)	2009	From 2008	2008	From 2007	2007

Service charges and fees	$11,704	$678	$11,026	$1,106	$9,920
Other noninterest income	4,344	2,798	1,546	(44)	1,590
Gain on sales of loans	2,963	299	2,664	(675)	3,339
Gain on sales of investment securities	2,925	2,023	902	(682)	1,584

Total noninterest income	$21,936	$5,798	$16,138	$(295)	$16,433

Service charges and fees. Service charges and fees increased $678,000, or 6%, in 2009 as a result of increased commercial account service charges due to a reduction in earnings credits on balances caused by decreased interest rates and the acquisition of FNBA, offset in part by decreased brokerage fees.
Service charges and fees increased $1.1 million, or 11%, in 2008 as a result of growth in commercial account service charges due to a reduction in earnings credits on balances caused by decreased interest rates and an increase in ATM & Visa Debit Card interchange revenue, offset in part by $557,000 in impairment charges on mortgage loan servicing rights.
Other noninterest income. Other noninterest income includes consulting fees and other miscellaneous income items. The increase of $2.8 million, or 186%, in 2009 is the result of the $3.3 million gain recognized on the FDIC-assisted acquisition of FNBA, offset in part by decreased consulting fees.
Gain on sales of loans. Gain on sales of loans includes the net gains recognized from the sale of student loans, mortgage loans, and other commercial loans that are classified as held for sale. For 2009, the increase is the result of increased sales of mortgage loans, offset in part by a reduction in student loans. For 2008, the decrease is the result of the reduction in student loans.
Gain on sales of investment securities. The 2009 gain on sales of investment securities includes a $2.9 million gain recognized as the result of the restructuring of the investment portfolio. The 2008 gain on sales of investment securities includes a $1.2 million gain due to the redemption of certain VISA USA common shares, offset in part by a securities loss of $400,000 recorded due to the other than temporary impairment of two investment securities during the year.
Noninterest expense
Noninterest expense was $60.9 million for 2009, a decrease of $1.6 million, or 3%, from 2008. Noninterest expense decreased $2.6 million, or 4%, in 2008 from 2007.

COMPARISON SUMMARY-NONINTEREST EXPENSE

		2009 Change		2008 Change
(Dollars in thousands)	2009	From 2008	2008	From 2007	2007

Salaries and employee benefits	$29,299	$(4,031)	$33,330	$(1,957)	$35,287
Occupancy	11,637	765	10,872	1,027	9,845
FDIC and other insurance	5,545	3,457	2,088	1,466	622
Other real estate, net	130	(16)	146	204	(58)
Provision for unfunded loan commitments	(230)	(865)	635	(494)	1,129
Other general and administrative	14,477	(940)	15,417	(2,866)	18,283

Total noninterest expense	$60,858	$(1,630)	$62,488	$(2,620)	$65,108

Salaries and employee benefits. Salaries and employee benefits decreased $4.0 million, or 12%, in 2009 primarily as a result of decreased salary expense and decreased profit sharing and bonus accruals.
Salaries and employee benefits decreased $2.0 million, or 6%, in 2008 primarily as a result of a decrease in the number of employees and decreased bonus and profit sharing accruals.
Occupancy expense. Occupancy expense increased $765,000, or 7%, in 2009 due to increased building rental expense, depreciation expense, security service expense, and janitorial service expense. Approximately $500,000 of the increase is the result of the FNBA acquisition.
Occupancy expense increased $1.0 million, or 10%, in 2008 due to increased maintenance costs, building rental expense, and data processing fees associated with the operating system.
FDIC and other insurance. Southwest’s bank subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates. The increase from prior year is due to a special assessment of 5 basis points, resulting in an additional $1.4 million. The FDIC raised the current assessment rates uniformly by 7 basis points for the 2009 assessment, and an additional 10 basis point assessment is paid on transaction accounts exceeding $250,000 under the Temporary Liquidity Guaranty Program.
In February 2009, the FDIC issued final rules that changed the risk-based assessment system and set assessment rates to begin in the second quarter of 2009. Four risk categories (I-IV), each subject to different premium rates, were established, based upon an institution’s status as well capitalized, adequately capitalized, or undercapitalized, and the institution’s supervisory rating. Until April 1, 2009, insured depository institutions paid deposit insurance premiums that ranged from 5 to 7 basis points on an institution’s assessment base for institutions in Risk Category I (well capitalized institutions perceived as posing the least risk to the insurance fund), and 10, 28, and 43 basis points for institutions in Risk Categories II, III, and IV. Stillwater National and Bank of Kansas are in Risk Category I at December 31 2009. Beginning on April 1, 2009, three new factors result in adjustments to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier I capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount, other than those received through a deposit placement network on a reciprocal basis. Beginning April 1, 2009, the adjusted premium rates increased to range from 7 to 24 basis points for Risk Category I and from 17 to 77.5 for Risk Categories II through IV.
On May 22, 2009, the FDIC adopted a final rule levying a special assessment on insured institutions as part of the agency’s efforts to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The final rule established a special assessment of 5 basis points on each FDIC-insured depository institution. The assessment was paid on September 30, 2009.
On November 12, 2009, the FDIC adopted a final rule requiring insured institutions to prepay three years of premiums in order to restore the Deposit Insurance Fund. By prepaying three years of premiums, banks will be allowed to defer recognition of the insurance expense until the payments are recognized by the FDIC on a quarterly basis. Under this rule, on December 30, 2009, Stillwater National and Bank of Kansas prepaid their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. Under the rule, banks will be assessed through 2010 according to the risk-based premium schedule adopted earlier this year. We are expecting an increase in FDIC insurance expense in 2010 due to a change in Risk Category. The base rate will increase by an additional 3 basis points beginning January 1, 2011.
The increase in FDIC and other insurance expense for 2008 was the result of the full utilization of available assessment credits that had substantially offset the FDIC insurance premiums through June 30, 2008.
Other real estate, net. The decreased other real estate expenses in 2009 occurred as Southwest received income from previously acquired properties. During 2008, Southwest acquired properties that caused an increase in other real estate expenses.
Provision for unfunded loan commitments. The provision for unfunded loan commitments is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The $865,000 and $494,000 decreases in 2009 and 2008, respectively, are due to declines in the level of commitments when compared to prior years.
Other general and administrative. Other general and administrative expenses decreased $940,000, or 6%, in 2009 and $2.9 million, or 16%, in 2008. The decline in 2009 is primarily the result of an increase in deferred expense recognition related to loan origination costs. The decline in 2008 is primarily the result of the non-recurrence of expenses that were incurred in 2007.

Operating Segments

CONTRIBUTION OF OPERATING SEGMENTS	FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2009	2008	2007

Oklahoma banking	$12,160	$12,505	$15,937
Texas banking	10,722	7,551	6,550
Kansas banking	424	(1,122)	859
Other states banking	(1,618)	2,756	2,163
Secondary market	(148)	(144)	1,097
Other operations	(8,558)	(6,645)	(5,228)

Consolidated net income	$12,982	$14,901	$21,378

Oklahoma banking	$933,150	$966,243	$876,085
Texas banking	1,054,404	947,603	759,389
Kansas banking	359,633	304,855	282,846
Other states banking	277,512	275,805	227,237
Secondary market	43,134	56,941	66,275

Consolidated total loans	$2,667,833	$2,551,447	$2,211,832

Oklahoma banking	$950,355	$984,298	$883,156
Texas banking	1,044,324	945,907	759,837
Kansas banking	441,114	310,503	294,927
Other states banking	275,653	272,599	230,109
Secondary market	45,148	61,149	71,843
Other operations	351,697	305,306	324,426

Consolidated total assets	$3,108,291	$2,879,762	$2,564,298

Oklahoma banking	$1,640,839	$1,394,008	$1,278,954
Texas banking	160,064	133,745	127,053
Kansas banking	283,506	146,182	120,754
Secondary market	1,527	1,550	1,346
Other operations	506,794	504,637	530,472

Consolidated total deposits	$2,592,730	$2,180,122	$2,058,579

Southwest has six reportable operating segments: Oklahoma Banking, Texas Banking, Kansas Banking, Other States Banking, loans originated for sale in the secondary market (“Secondary Market”), and Other Operations. These business segments were identified through the products and services that are offered within each segment and the geographic area they serve.
Portfolio loans are allocated based upon the state of the borrower or the location of the real estate in the case of real estate loans. Loans included in the Other States Banking segment are portfolio loans attributable to states other than Oklahoma, Texas, or Kansas and primarily consist of healthcare and commercial real estate credits. These out of state loans are administered by offices in Oklahoma, Texas, or Kansas.
Capital is assigned to each of the segments using a risk-based capital pricing methodology that assigns capital by asset, deposit, or revenue category based on Credit, Interest Rate, Market, Operational, and Liquidity Risks.
The contribution of the Oklahoma Banking segment decreased $345,000, or 3%, in 2009, primarily as a result of a $3.6 million decrease in net interest income and a $2.6 million increase in the provision for loan losses, offset in part by a decrease of $4.8 million in noninterest expense and a decrease of $747,000 in income taxes. Oklahoma Banking segment net income decreased $3.4 million, or 22%, in 2008, primarily as a result of an increase in the provision for loan losses of $3.0 million, an increase in noninterest expense of $1.4 million, and a decrease in noninterest income of $898,000, offset in part by decreased taxes of $1.8 million.

The contribution of the Texas Banking segment increased $3.2 million, or 42%, in 2009, primarily as a result of an $8.4 million increase in net interest income and decreased noninterest expenses of $1.9 million, offset in part by an increased provision for loan losses of $5.2 million and increased taxes of $1.8 million. Texas Banking segment net income increased $1.0 million, or 15%, in 2008, primarily as a result of a $7.1 million increase in net interest income, offset in part by an increased provision for loan losses of $3.4 million, increased noninterest expenses of $2.3 million, and increased taxes of $699,000.
The contribution of the Kansas Banking segment increased $1.5 million, or 138%, in 2009 primarily as a result of a $6.0 million increase in noninterest income, which includes the $3.3 million recognized gain on the FDIC-assisted acquisition of FNBA, and a $5.4 million increase in net interest income. These increases were offset in part by a $5.7 million increase in noninterest expense and a $3.7 million increase in the provision for loan losses. At December 31, 2008, the Kansas Banking segment incurred a loss of $1.1 million, a decrease of $2.0 million, or 231%, from 2007. The decline in 2008 occurred primarily as a result of an increase of $3.1 million in the provision for loan losses and a decrease of $1.1 million in net interest income, offset in part by a decrease of $1.6 million in noninterest expenses and an $853,000 decrease in taxes.
The contribution of the Other States Banking segment decreased by $4.4 million, or 159%, in 2009 primarily as a result of an $8.7 million increased provision for loan losses, offset in part by a $3.0 million decrease in taxes and a $1.1 million decrease in noninterest expenses. Other states banking net income increased by $593,000, or 27%, in 2008 primarily as a result of a $2.6 million increase in net interest income, offset in part by a $1.0 million increase in noninterest expenses, a $664,000 increase in taxes, and a $421,000 increased provision for loan losses.
At December 31, 2009, Southwest’s eleven Oklahoma offices accounted for $933.2 million in loans, or 36% of total portfolio loans, the seven Texas offices accounted for $1.1 billion in loans, or 40% of total portfolio loans, the nine Kansas offices accounted for $359.6 million in loans, or 14% of total portfolio loans, and the Other States Banking segment accounted for $277.5 million in loans, or 11% of total portfolio loans.
For 2009, the Secondary Market segment incurred a loss of $148,000, which is essentially unchanged when compared with 2008. The Secondary Market segment incurred a loss of $144,000, or a decrease of $1.2 million, or 113%, in 2008. The reduction occurred primarily in noninterest income which decreased $1.9 million due to decreased gain on sale of student loans and an impairment charge for mortgage loan servicing rights. See “Business — Secondary Market Segment” on page 74.
For 2009 and 2008, the Other Operations segment, which includes Southwest’s fund management unit, incurred a loss of $8.6 million and $6.6 million, respectively. The value of funds provided and cost of funds borrowed from the funds management unit by the operating segments are internally priced at rates that approximate market rates for funds with similar duration.
The segment disclosures above and in Note 21 to the Consolidated Financial Statements show that the Oklahoma Banking, Texas Banking, Kansas Banking, and Other States Banking segments provide the majority of consolidated net interest income and net income and for the year ended December 31, 2009, accounted for approximately $2.7 billion, or 87%, of total assets.
The segment disclosures are based upon a number of assumptions and allocations of expense. Southwest allocates resources and evaluates performance of its segments after allocation of funds, indirect expenses, taxes, and capital costs.
Taxes on Income
Southwest’s income tax expense for fiscal years 2009, 2008, and 2007 was $7.6 million, $9.5 million, and $13.6 million, respectively. Southwest’s effective tax rates have been lower than statutory federal and state statutory rates primarily because of the organization of a real estate investment trust in July 2001, as well as tax credits generated by certain lending and investment activities, and tax-exempt income on municipal obligations and loans.

Financial Condition
Southwest’s total assets increased by $228.5 million, or 8%, to $3.1 billion at December 31, 2009, compared to $2.9 billion at December 31, 2008 after increasing by $315.5 million, or 12%, between December 31, 2008 and 2007. The growth in assets in 2009 was primarily attributable to the $116.4 million, or 5%, increase in total loans, which includes the $85.4 million remaining covered loans acquired from FNBA, and the $91.6 million, or 336%, increase in cash.
Southwest’s investment securities decreased $727,000, or less than 1%, to $263.4 million at December 31, 2009 from $264.2 million at December 31, 2008. The decrease in 2009 came from decreases in federal agency securities of $3.8 million, or 5%, and tax-exempt municipal securities, which decreased $2.6 million, or 26%, offset in part by increased mortgage-backed securities, which increased $5.1 million, or 3%, and other investments, which increased $426,000, or 2%. Mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal National Mortgage Association (“Fannie Mae”).
Southwest’s investment securities increased by $7.6 million, or 3%, to $264.2 million at December 31, 2008 from $256.6 million at December 31, 2007. The increase in 2008 came from mortgage-backed securities, which increased $115.7 million, or 302%, tax-exempt municipal securities, which increased $927,000, or 10%, and other investments, which increased $896,000, or 5%, offset in part by decreases in federal agency securities of $109.9 million, or 58%.
Analysis of Securities

	At December 31,

(Dollars in thousands)	2009	2008	2007

U.S. Government obligations	$1,100	$999	$1,000
Federal agency securities	75,385	79,197	189,127
Obligations of states and political subdivisions	7,523	10,098	9,171
Residential mortgage-backed securities	159,146	154,013	38,347
Other investments	20,285	19,859	18,963

Total investment securities	$263,439	$264,166	$256,608

Available for sale (fair value)	$237,703	$238,037	$233,531
Held to maturity (amortized cost)	6,670	7,343	5,838
Other investments (cost)	19,066	18,786	17,239

Total investment securities	$263,439	$264,166	$256,608

Southwest does not have any material amounts of investment securities or other interest-earning assets, other than loans, that would have been classified as nonperforming if such assets were loans or which were recognized by management as potential problem assets based upon known information about possible credit problems of the borrower or issuer.
The following table shows the maturities, carrying value (amortized cost for investment securities being held to maturity or estimated fair value for investment securities available for sale), estimated fair market values, and average yields for Southwest’s investment portfolio at December 31, 2009. Yields are not presented on a tax-equivalent basis. Maturities of mortgage-backed securities are based on expected maturities. Expected maturities differ from contractual maturities because borrowers of the underlying mortgages may have the right to call or prepay obligations with or without prepayment penalties. The securities of no single issuer (other than the United States or its agencies), or in the case of securities issued by state and political subdivisions, no source or group of sources of repayment, accounted for more than 10% of shareholders’ equity of Southwest at December 31, 2009.

Maturity Table for Investment Securities

			After One		After Five
	One Year		Year through		Years through		After		Total Investment
	or Less		Five Years		Ten Years		Ten Years		Securities
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Market	Yield
Held to Maturity:
Obligations of states and political subdivisions	$2,825	3.54%	$3,845	3.12%	$—	—%	$—	—%	$6,670	$6,754	3.30%

Total	$2,825	3.54%	$3,845	3.12%	$—	—%	$—	—%	$6,670	$6,754	3.30%

Available for Sale:
U.S. government obligations	$—	—%	$1,098	1.20%	$—	—%	$—	—%	$1,098	$1,100	1.20%
Federal agency securities	2,857	1.34%	20,184	2.72%	39,670	3.36%	13,078	4.19%	75,789	75,385	3.26%
Obligations of states and political subdivisions	601	3.99%	181	3.77%	—	—%	55	6.72%	837	853	4.12%
Residential mortgage-backed securities	13,838	3.56%	99,247	3.44%	38,161	2.93%	6,293	4.37%	157,539	159,146	3.37%
Other securities	—	—%	20,002	—%	—	—%	—	—%	20,002	20,285	0.00%

Total	$17,296	3.21%	$140,712	2.83%	$77,831	3.15%	$19,426	4.26%	$255,265	$256,769	3.06%

Total	$20,121		$144,557		$77,831		$19,426		$261,935	$263,523

Note: Average yield for investments held for sale is based on amortized cost
Analysis of Loans
Total noncovered loans were $2.6 billion at December 31, 2009, an increase of $31.0 million, or 1%, compared to December 31, 2008. The allowance for loan losses increased by $22.6 million, or 57%, from December 31, 2008 to December 31, 2009. At December 31, 2009, the allowance for loan losses was $62.4 million, or 2.42% of total noncovered loans, compared to $39.8 million, or 1.56% of total noncovered loans, at December 31, 2008.
Total noncovered loans were $2.6 billion at December 31, 2008, an increase of $339.6 million, or 15%, compared to December 31, 2007. The allowance for loan losses increased by $10.2 million, or 34%, from December 31, 2007 to December 31, 2008. At December 31, 2008, the allowance for loan losses was $39.8 million, or 1.56% of total noncovered loans, compared to $29.6 million, or 1.34% of total noncovered loans, at December 31, 2007. (See “Provision and Allowance for Loan Losses” on page 10.)

This table presents the trends in the composition of the loan portfolio over the previous five years.
Trends in the Composition of the Loan Portfolio

	At December 31,
	2009
(Dollars in thousands)	Noncovered	Covered	2008*	2007*	2006*	2005*

Real estate mortgage - Commercial	$1,212,409	$39,836	$1,118,828	$750,047	$609,271	$563,074
One to four family residential	114,614	12,630	113,665	111,085	91,441	93,478
Real estate construction - Commercial	618,078	12,515	579,795	643,656	384,072	258,275
One to four family residential	41,109	5,324	79,565	81,273	69,678	41,069
Commercial	520,505	13,412	564,670	521,501	424,189	374,101
Installment and consumer - Guaranteed student loans	36,163	—	54,057	61,555	181,458	377,110
Other	39,550	1,688	40,867	42,715	31,081	28,773

	2,582,428	85,405	2,551,447	2,211,832	1,791,190	1,735,880
Less: Allowance for loan losses	(62,413)	—	(39,773)	(29,584)	(27,293)	(23,812)

Total loans, net	$2,520,015	$85,405	$2,511,674	$2,182,248	$1,763,897	$1,712,068

*	There were no covered loans as of December 31, 2008, 2007, 2006, or 2005.
Included in covered loans above is $23.9 million of loss share receivable from the FDIC.
Southwest has a strategic focus on providing loans and other services to healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate borrowers. At December 31, 2009 and December 31, 2008, loans to individuals and businesses in the healthcare industry totaled $697.7 million, or 27%, and $661.6 million, or 27%, of noncovered portfolio loans, respectively.
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
At December 31, 2009, total shareholders’ equity was $309.8 million, compared to $302.2 million at December 31, 2008. Earnings, net of common and preferred dividends, contributed $8.1 million to shareholders’ equity. Sales of common stock through the employee stock purchase plan and the employee stock option plan contributed an additional $1.5 million to shareholders’ equity in 2009, including stock option exercises and restricted stock grants and tax benefits realized by Southwest relating to option exercises. Under U.S. generally accepted accounting principles, these tax benefits increase shareholders’ equity but do not affect net income. Net unrealized holding gains on investment securities available for sale (net of tax) decreased to $945,000 million at December 31, 2009, from $2.9 million at December 31, 2008.
At December 31, 2008, total shareholders’ equity was $302.2 million, compared to $217.6 million at December 31, 2007. Earnings, net of common and preferred dividends, contributed $9.1 million to shareholders’ equity. Issuance of preferred shares and the warrant to purchase common shares contributed $70.0 million to shareholders’ equity. Sales of common stock through the dividend reinvestment plan, the employee stock purchase plan, and the employee stock option plan contributed an additional $2.9 million to shareholders’ equity in 2008, including stock option exercises and restricted stock grants and tax benefits realized by Southwest relating to option exercises. Under U.S. generally accepted accounting principles, these tax benefits increase shareholders’ equity, but do not affect net income. Net unrealized holding gains on investment securities available for sale (net of tax) increased to $2.9 million at December 31, 2008, from $408,000 at December 31, 2007.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board. The guidelines are commonly known as Risk-Based Capital Guidelines. On December 31, 2009, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 14.55%, a Tier 1 risk-based capital ratio of 13.28%, and a leverage ratio of 12.42%. Banking subsidiaries are also required to maintain capital ratios in accordance with guidelines adopted by their primary regulators. The general regulatory minimums to be well-capitalized are a total capital to risk weighted assets ratio of 10.00%, a Tier I risk based capital ratio of 6.00%, and a Tier 1 leverage ratio of 5.00%. As of December 31, 2009, Southwest, Stillwater National, and Bank of Kansas each met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, or Bank of Kansas by Federal bank regulators. See “Certain Regulatory Matters” on page 27 of this report.
Liquidity
Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets, such as available for sale investments, in order to meet current and future cash flow needs as they become due. Southwest’s portfolio of guaranteed student loans is also readily salable. Additional sources of liquidity, including cash flow from the repayment of loans and maturities of investment securities, are also considered in determining whether liquidity is satisfactory. Liquidity is also achieved through growth of deposits and liquid assets and accessibility to the capital and money markets. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans, purchase securities, and operate the organization.
The following table indicates the amount of Southwest’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2009:

(Dollars in thousands)	Amount

Three months or less(1)	$61,571
Over three through six months(1)	177,699
Over six through 12 months(1)	487,825
Over 12 months	277,344

Total	$1,004,439

(1)	The amount of certificates of deposit of $100,000 and more that mature within 12 months is $727.1 million.

The following table illustrates, during the years presented, the mix of Southwest’s funding sources and the assets in which those funds are invested as a percentage of Southwest’s average total assets for the period indicated. Average assets totaled $3.0 billion in 2009 compared to $2.7 billion in 2008 and $2.3 billion in 2007.

	Percentage of Total Average Assets
	2009	2008	2007

Sources of Funds:
Deposits:
Noninterest-bearing demand	9.55%	9.80%	10.72%
Interest-bearing demand and money market accounts	19.05	22.39	22.43
Time and savings deposits	51.54	46.19	47.56
Other borrowings	6.08	9.99	7.09
Subordinated debentures	2.74	2.34	2.04
Other liabilities	0.70	0.80	0.95
Equity capital	10.34	8.49	9.21

Total	100.00%	100.00%	100.00%

Uses of Funds:
Loans	89.30%	88.56%	84.36%
Investment securities	8.22	8.70	12.15
Other interest-earning assets	0.19	0.14	0.22
Noninterest-earning assets	2.29	2.60	3.27

Total	100.00%	100.00%	100.00%

Sources and uses of cash are presented in the Consolidated Statements of Cash Flows on page 24 of this report. Total cash and cash equivalents increased by $91.6 million, or 336%, to $118.8 million in 2009 from $27.3 million at year-end 2008. This increase was the net result of cash provided from financing activities of $59.3 million and cash provided from operating activities of $44.4 million, offset by cash used in investing activities of $12.2 million.
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
Southwest attempts to manage interest rate risk while enhancing net interest margin by adjusting its asset/liability position. At times, depending on the level of general interest rates, the relationship between long-term and other interest rates, market conditions, and competitive factors, Southwest may increase its interest rate risk position in order to increase its net interest margin. Southwest monitors interest rate risk and adjusts the composition of its rate-sensitive assets and liabilities in order to limit its exposure to changes in interest rates on net interest income over time. Southwest’s asset/liability committee reviews its interest rate risk position and profitability and recommends adjustments. The asset/liability committee also reviews the securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions. Notwithstanding Southwest’s interest rate risk management activities, the actual magnitude, direction, and relationship of future interest rates are uncertain and can have adverse effects on net income and liquidity.
Interest rate sensitivity analysis measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods.
The following table shows Southwest’s interest rate sensitivity gaps for selected maturity periods at December 31, 2009:

	0 to 3	4 to 12	Over 1 to	Over
(Dollars in thousands)	Months	Months	5 Years	5 Years	Total

Rate-sensitive assets:
Total loans	$1,005,577	$310,310	$1,018,444	$333,502	$2,667,833
Investment securities	22,067	4,527	23,441	213,404	263,439
Due from banks	2,584	—	—	—	2,584

Total	1,030,228	314,837	1,041,885	546,906	2,933,856

Rate-sensitive liabilities:
Money market deposit accounts	505,521	—	—	—	505,521
Time deposits	600,356	928,962	133,131	—	1,662,449
Savings accounts	25,730	—	—	—	25,730
Interest-bearing demand	74,201	—	—	—	74,201
Other borrowings	34,522	12,000	31,500	25,000	103,022
Subordinated debentures	—	—	—	81,963	81,963

Total	1,240,330	940,962	164,631	106,963	2,452,886

Interest sensitivity gap	$(210,102)	$(626,125)	$877,254	$439,943	$480,970

Cumulative interest sensitivity gap	$(210,102)	$(836,227)	$41,027	$480,970	$480,970

Percentage of rate-sensitive assets to rate-sensitive liabilities	83.06%	33.46%	632.86%	511.30%	119.61%

Percentage of cumulative gap to total assets	(6.76)%	(26.90)%	1.32%	15.47%	15.47%

The percentage of rate-sensitive assets to rate-sensitive liabilities presents a static position as of a single day, is not necessarily indicative of Southwest’s position at any other point in time, and does not take into account the sensitivity of yields and costs of specific assets and liabilities to changes in market rates. The foregoing analysis assumes that Southwest’s mortgage-backed securities mature during the period in which they are estimated to prepay. No other prepayment or repricing assumptions have been applied to Southwest’s interest-earning assets for this analysis.
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
The earnings simulation model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows, and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net income. Actual results differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions, cash flows, and management strategies, among other factors.
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
Estimated Changes in Net Interest Income

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

Policy Limit	(18.00)%	(10.00)%	(5.00)%
December 31, 2009	1.98%	(2.33)%	(1.91)%
December 31, 2008	(2.26)%	(4.08)%	(3.81)%
On December 16, 2008 the Federal Open Market Committee established the overnight rate as a range of 0% to 0.25%. Southwest believes that all down rate scenarios are impractical since they would result in rates of less than 0%. As a result, the down 100 bp, down 200 bp, and down 300 bp scenarios have been excluded. The Net Interest Income at Risk position improved in each of the increasing interest rate scenarios when compared to the December 31, 2008 risk position. Southwest’s largest exposure to changes in interest rate is in the +200 bp scenario with a measure of (2.33)% at December 31, 2009, a decline of 1.75 percentage points from December 31, 2008 level of (4.08)%. All of the above measures of net interest income at risk remain well within prescribed policy limits.
The measure of equity value at risk indicates the ongoing economic value of Southwest by considering the effects of changes in interest rates on all of Southwest’s cash flows and discounting the cash flows to estimate the present value of assets and liabilities. The difference between these discounted values of the assets and liabilities is the economic value of equity, which, in theory, approximates the fair value of Southwest’s net assets.
Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+ 100 bp

Policy Limit	(35.00)%	(20.00)%	(10.00)%
December 31, 2009	(9.55)%	(4.78)%	(0.27)%
December 31, 2008	(8.48)%	(4.03)%	(0.82)%
As of December 31, 2009, the economic value of equity measure decreased in the +200 bp and +300 bp scenarios while increasing in the +100 bp scenario when compared to December 31, 2008. Southwest’s largest economic value of equity exposure is the +300 bp scenario which declined 1.07 percentage points to (9.55)% on December 31, 2009 from December 31, 2008 value of (8.48)%. The economic value of equity ratio in all scenarios remains well within Southwest’s Asset and Liability Management Policy limits.
Off-Balance Sheet Arrangements
In the normal course of business, Southwest makes use of a number of different financial instruments to help meet the financial needs of its customers. In accordance with accounting principles generally accepted in the United States, the full notional amounts of these transactions are not recorded in the accompanying consolidated financial statements and are referred to as off-balance sheet instruments. These transactions and activities include commitments to extend lines of commercial and real estate mortgage credit and standby and commercial letters of credit and are discussed further in Note 17 to the Consolidated Financial Statements on page 65 of this report.

Off-balance sheet arrangements also include Trust Preferred Securities, which have been de-consolidated in this report. Further information regarding Trust Preferred Securities can be found in Note 9 to the Consolidated Financial Statements on page 56 of this report.
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
Contractual Obligations
Southwest has various contractual obligations that require future cash payment. The following table presents, as of December 31, 2009, significant fixed and determinable contractual obligations to third parties by payment date.

	Payments due by period

	Less than	1-3	3-5	Over
(Dollars in thousands)	1 Year	Years	Years	5 Years	Total

Deposits without stated maturity:(1)
Noninterest bearing	$324,829	$—	$—	$—	$324,829
Interest bearing	605,452	—	—	—	605,452
Time deposits(2)	1,542,315	126,144	12,149	5	1,680,613
Other borrowings(2)	34,002	35,024	2,644	53,626	125,296
Subordinated debentures(2)	2,872	5,745	5,745	99,919	114,281
Operating leases	2,655	3,639	1,991	1,735	10,020

Total	$2,512,125	$170,552	$22,529	$155,285	$2,860,491

(1)	Excludes interest.

(2)	Includes interest. Interest on variable rate obligations is shown at rates in effect at December 31, 2009. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
Southwest adopted ASC 740, Income Taxes, on January 1, 2007. The obligation associated with uncertain tax positions is $4.9 million. The payment period for this obligation is not estimable at this time.
At December 31, 2009, Southwest’s purchase obligations are not reflected on the Consolidated Statements of Condition, and its other long-term liabilities are not considered material.
For additional information regarding contractual obligations, please also see “Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk” on page 24, “Off-Balance Sheet Arrangements” on page 26, and in the Notes to the Consolidated Financial Statements in this report, “Note 8 Other Borrowed Funds” on page 55, “Note 9 Subordinated Debentures” on page 56, “Note 16 Operating Leases” on page 65, “Note 17 Financial Instruments with Off-Balance Sheet Risk” on page 65, and “Note 18 Commitments and Contingencies” on page 66.
Certain Regulatory Matters
Our levels of nonperforming assets and our concentrations in commercial real estate loans have led to agreements with and commitments to our banking regulators. Please see “Trends in the Composition of the Loan Portfolio” on page 22, “Provision and Allowance for Loan Losses” beginning on page 10, “Nonperforming Assets” beginning on page 14, and “Risk Factors” beginning on page 87.

Under the terms of a January 27, 2010 Agreement with the Office of the Comptroller of the Currency (“OCC”), Stillwater National, is required to submit written plans to the OCC and to take action required relating to the following items:
•	Establishing and ensuring compliance with a plan to reduce credit risk and improve loan portfolio management;

•	Eliminating credit weaknesses in nonperforming and potential problem loans;

•	On-going review and grading of the Stillwater National’s loan portfolio;

•	Improving Stillwater National’s position regarding nonperforming and potential problem loans and other real estate owned;

•	Improving loan portfolio concentration risk management; and

•	Establishing and operating a loan workout department.
In addition, Stillwater National is required to prepare a three-year capital plan and to obtain OCC approval before increasing its use of brokered deposits or declaring dividends.
The compliance committee of the Board of Directors of Stillwater National will submit quarterly reports to the OCC setting forth a description of the actions needed to achieve full compliance with the formal agreement, actions taken to comply, and the results and status of these actions.
The agreement with the OCC does not require that Stillwater National maintain any specific capital ratios; however, Stillwater National has informally agreed to maintain at least a Tier 1 leverage ratio of 8.5% and a total capital to risk weighted assets ratio of 12.5%.
Stillwater National remains well-capitalized for regulatory purposes and exceeds the general minimum ratios for well-capitalized status and the higher level to which we have committed. At December 31, 2009, Stillwater National had a Tier 1 leverage ratio of 11.37%, a Tier 1 risk based capital ratio of 12.00%, and a total capital to risk weighted assets ratio of 13.84%. Generally regulatory minimums to be well-capitalized are a Tier 1 leverage ratio of 5.00%, a Tier 1 risk based capital ratio of 6%, and a total capital to risk weighted assets ratio of 10.00%.
Southwest has made informal commitments to the Federal Reserve, which include providing prior notice of the declaration and payment of dividends on trust preferred securities, preferred stock issued under the Treasury Department’s Capital Purchase Program, and common stock, and of planned receipt of dividends from its banking subsidiaries. Southwest also has agreed to submit a capital plan to the Federal Reserve and to obtain Federal Reserve approval for any additional borrowings at the holding company level. Southwest does not intend to increase its borrowings.
Southwest is firmly committed to our regulatory compliance efforts. We have taken actions to reduce our concentrations in commercial real estate, and will continue to do so, and are diligently working to reduce levels of nonperforming assets.
Critical Accounting Policies
Southwest’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information that is subject to change. Certain policies inherently rely more on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Management is required to use estimates, assumptions, and judgments when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation allowance to be established, or when an asset or liability must be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when readily available.
The most significant accounting policies followed by Southwest are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the Loans Acquired through Transfer, Allowance for Loan Losses, and Goodwill and Intangible Assets accounting policies to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revisions as new information becomes available.
Loans Acquired through Transfer — To determine the fair value of loans acquired through transfer, management made assumptions about the collectibility of acquired loans, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In accordance with the accounting guidance of ASC 310.30, Loan and Debt Securities Acquired with Deteriorated Credit Quality, the estimation of fair value is required for the acquisition of loans that have evidence of deterioration of credit quality since origination and for which it is probable that not all of the contractually required payments will be collected. The corresponding income associated with the accretion of the discounts on the loan portfolio will be recorded in net interest income.
Allowance for Loan Losses - The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (1) ASC 450, Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (2) ASC 310.10.35, Receivables: Subsequent Measurement, which requires that losses be accrued when it is probable that Southwest will not collect all principal and interest payments according to the loan’s contractual terms.
The allowance determination process requires significant judgment. Estimates of probable losses inherent in the loan portfolio can vary significantly from the amounts that actually occur. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by Southwest, periodically review the loan portfolio and the allowance. These reviews may result in additional provisions based on the agencies’ judgments based upon information available at the time of each examination. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in the provision for loan losses and nonperforming assets, and may lead to a material increase in charge-offs and the provision for loan losses in future periods.
Southwest’s methodology for assessing the appropriateness of the allowance is in accordance with regulatory guidelines and generally accepted accounting principles, as described in “Provision and Allowance for Loan Losses” on page 10 and in Note 1 to the Consolidated Financial Statements on page 38.
Goodwill and Intangible Assets — Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of Southwest’s reporting units compared with its carrying value. Southwest defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of December 31, 2009, Southwest has eight reporting units, for which three have goodwill allocated to them. If the carrying value amount exceeds the fair value of a reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which Southwest believes are up to ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value. Based on Southwest’s annual goodwill impairment test as of October 1, 2009 and updated through December 31, 2009, management does not believe any of its goodwill is impaired as of December 31, 2009. The test includes an analysis of estimated fair value of reporting units to the aggregate market capitalization of Southwest. While Southwest believes no impairment existed at December 31, 2009, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability if significantly negative or unfavorable, could have a material adverse effect on the outcome of Southwest’s impairment evaluation and financial condition or future results of operations. Approximately $5.6 million of Southwest’s total goodwill of $6.8 million came from its acquisition of Bank of Kansas during 2007. Bank of Kansas is a separate reporting unit as defined above.
Non-GAAP Financial Measures
None of the financial measures used in this report are defined as non-GAAP financial measures under federal securities regulations. Other banking organizations, however, may present such non-GAAP financial measures, which differ from measures based upon U.S. generally accepted accounting principles. For example, such non-GAAP measures may exclude certain income or expense items in calculating operating income or efficiency ratios or may increase yields and margins to reflect the benefits of tax-exempt earning assets. Readers of this report should be aware that non-GAAP ratios and other measures presented by some banking organizations or financial analysts may not be directly comparable to similarly named ratios or other measures used by Southwest or other banking organizations.
Controls and Procedures
Disclosure Controls and Procedures
As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of December 31, 2009. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of December 31, 2009.
Management’s Report on Internal Control over Financial Reporting
Southwest’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s internal control over financial reporting as defined in SEC Rule 13a-15 as of December 31, 2009. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Southwest’s management concluded that Southwest’s internal control over financial reporting was effective as of December 31, 2009.
The report by Southwest’s independent registered public accounting firm, Ernst & Young LLP, on Southwest’s internal control over financial reporting is included on page 31.
Fourth Quarter 2009 Changes in Internal Control over Financial Reporting
No change occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.

Report on Effectiveness of Internal Control over Financial Reporting
The Board of Directors and Shareholders of Southwest Bancorp, Inc.
We have audited Southwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Southwest Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Southwest Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Southwest Bancorp, Inc. and our report dated March 5, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Tulsa, Oklahoma
March 5, 2010

Reports of Independent Registered Public Accounting Firm
Report on Consolidated Financial Statements
The Board of Directors and Shareholders of Southwest Bancorp, Inc.
We have audited the accompanying consolidated statements of financial condition of Southwest Bancorp, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Bancorp, Inc. at December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Tulsa, Oklahoma
March 5, 2010

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	AT DECEMBER 31,

(Dollars in thousands)	2009	2008

Assets
Cash and cash equivalents	$118,847	$27,287
Investment securities:
Held to maturity, fair value $6,754 and $7,293, respectively	6,670	7,343
Available for sale, amortized cost $236,199 and $233,293, respectively	237,703	238,037
Other investments at cost	19,066	18,786
Loans held for sale	43,134	56,941
Noncovered loans receivable	2,539,294	2,494,506
Less: Allowance for loan losses	(62,413)	(39,773)

Net noncovered loans receivable	2,476,881	2,454,733
Covered loans receivable (includes loss share receivable of $23.9 million)	85,405	—

Net loans receivable	2,562,286	2,454,733
Accrued interest receivable	10,806	11,512
Premises and equipment, net	26,536	24,580
Noncovered other real estate	18,432	6,092
Covered other real estate	4,748	—
Goodwill	6,811	7,071
Other intangible assets, net	5,779	3,764
Prepaid FDIC insurance premium	14,581	—
Other assets	32,892	23,616

Total assets	$3,108,291	$2,879,762

Liabilities & shareholders’ equity
Deposits:
Noninterest-bearing demand	$324,829	$261,940
Interest-bearing demand	74,201	76,027
Money market accounts	505,521	454,250
Savings accounts	25,730	14,135
Time deposits of $100,000 or more	1,004,439	802,244
Other time deposits	658,010	571,526

Total deposits	2,592,730	2,180,122
Accrued interest payable	3,191	7,018
Income tax payable	4,486	3,651
Other liabilities	13,121	9,667
Other borrowings	103,022	295,138
Subordinated debentures	81,963	81,963

Total liabilities	2,798,513	2,577,559

Shareholders’ equity:
Preferred stock, Series B — $1 par value; 1,000,000 shares authorized; 70,000 shares issued	67,037	66,392
Common stock — $1 par value; 20,000,000 shares authorized; 14,750,713 and 14,658,042 shares issued, respectively	14,751	14,658
Paid in capital	49,029	49,101
Retained earnings	178,016	170,579
Accumulated other comprehensive gain	945	2,921
Treasury stock, at cost; 0 and 80,383 shares, respectively	—	(1,448)

Total shareholders’ equity	309,778	302,203

Total liabilities & shareholders’ equity	$3,108,291	$2,879,762

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,

(Dollars in thousands, except per share data)	2009	2008	2007

Interest income:
Interest and fees on loans	$141,239	$152,719	$165,759
Investment securities:
U.S. Government and agency obligations	1,960	3,552	8,506
Mortgage-backed securities	6,257	5,514	1,444
State and political subdivisions	299	375	260
Other securities	630	545	845
Other interest-earning assets	14	89	254

Total interest income	150,399	162,794	177,068

Interest expense:
Interest-bearing demand	476	584	355
Money market accounts	4,954	12,620	19,664
Savings accounts	78	69	87
Time deposits of $100,000 or more	20,864	28,214	31,231
Other time deposits	15,947	19,535	21,802
Other borrowings	4,049	7,242	7,555
Subordinated debentures	5,340	4,811	3,777

Total interest expense	51,708	73,075	84,471

Net interest income	98,691	89,719	92,597

Provision for loan losses	39,176	18,979	8,947

Net interest income after provision for loan losses	59,515	70,740	83,650

Noninterest income:
Service charges and fees	11,704	11,026	9,920
Other noninterest income	1,063	1,546	1,590
Gain on acquisition	3,281	—	—
Gain on sales of loans	2,963	2,664	3,339
Gain on sale/call of investment securities	2,925	902	1,584

Total noninterest income	21,936	16,138	16,433

Noninterest expense:
Salaries and employee benefits	29,299	33,330	35,287
Occupancy	11,637	10,872	9,845
FDIC and other insurance	5,545	2,088	622
Other real estate, net	130	146	(58)
General and administrative	14,247	16,052	19,412

Total noninterest expense	60,858	62,488	65,108

Income before taxes	20,593	24,390	34,975
Taxes on income	7,611	9,489	13,597

Net income	$12,982	$14,901	$21,378

Net income available to common shareholders	$8,837	$14,658	$21,378

Basic earnings per common share	$0.60	$1.01	$1.49
Diluted earnings per common share	0.60	1.00	1.46
Common dividends declared per share	0.0952	0.3800	0.3700
The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FOR THE YEAR ENDED DECEMBER 31,

(Dollars in thousands)	2009	2008	2007

Net income	$12,982	$14,901	$21,378

Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities	(315)	4,995	5,073
Reclassification adjustment for net gains realized during the period	(2,925)	(902)	(1,584)

Other comprehensive income (loss), before tax	(3,240)	4,093	3,489
Tax benefit (expense) related to items of other comprehensive income	1,264	(1,580)	(1,343)

Other comprehensive income (loss), net of tax	(1,976)	2,513	2,146

Comprehensive income	$11,006	$17,414	$23,524

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated		Total
						Other		Share-
	Preferred	Common Stock		Paid in	Retained	Comprehensive	Treasury	holders’
	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

(Dollars in thousands, except per share data)

Balance, December 31, 2006	—	14,658,042	$14,658	$45,901	$146,197	$(1,738)	$(7,508)	$197,510

Cash dividends:
Common, $0.37 per share, and other dividends	—	—	—	—	(5,290)	—	—	(5,290)
Common stock issued:
Employee Stock Option Plan	—	—	—	(782)	—	—	1,707	925
Employee Stock Purchase Plan	—	—	—	20	—	—	76	96
Dividend Reinvestment Plan	—	—	—	23	—	—	71	94
Restricted Stock	—	—	—	108	—	—	237	345
Adjustment related to adoption of FIN 48	—	—	—	—	(803)	—	—	(803)
Tax benefit related to exercise of stock options	—	—	—	474	—	—	—	474
Stock compensation expense	—	—	—	734	—	—	—	734
Other comprehensive income, net of tax	—	—	—	—	—	2,146	—	2,146
Net income	—	—	—	—	21,378	—	—	21,378

Balance, December 31, 2007	—	14,658,042	14,658	46,478	161,482	408	(5,417)	217,609

Cash dividends:
Preferred	—	—	—	—	(243)	—	—	(243)
Common, $0.38 per share, and other dividends	—	—	—	—	(5,517)	—	—	(5,517)
Preferred stock	66,348	—	—	3,652	—	—	—	70,000
Warrant amortization	44	—	—	—	(44)	—	—	—
Common stock issued:
Employee Stock Option Plan	—	—	—	(1,554)	—	—	3,489	1,935
Employee Stock Purchase Plan	—	—	—	(13)	—	—	106	93
Dividend Reinvestment Plan	—	—	—	(2)	—	—	28	26
Restricted Stock	—	—	—	(21)	—	—	346	325
Tax benefit related to exercise of stock options	—	—	—	339	—	—	—	339
Stock compensation expense	—	—	—	222	—	—	—	222
Other comprehensive income, net of tax	—	—	—	—	—	2,513	—	2,513
Net income	—	—	—	—	14,901	—	—	14,901

Balance, December 31, 2008	$66,392	14,658,042	$14,658	$49,101	$170,579	$2,921	$(1,448)	$302,203

Cash dividends:
Preferred	—	—	—	—	(3,500)	—	—	(3,500)
Common, $0.0952 per share, and other dividends	—	—	—	—	(1,400)	—	—	(1,400)
Warrant amortization	645	—	—	—	(645)	—	—	—
Common stock issued:
Employee Stock Option Plan	—	89,705	90	(87)	—	—	883	886
Employee Stock Purchase Plan	—	2,966	3	(21)	—	—	102	84
Restricted Stock	—	—	—	(240)	—	—	463	223
Tax benefit related to exercise of stock options	—	—	—	244	—	—	—	244
Stock compensation expense	—	—	—	32	—	—	—	32
Other comprehensive loss, net of tax	—	—	—	—	—	(1,976)	—	(1,976)
Net income	—	—	—	—	12,982	—	—	12,982

Balance, December 31, 2009	$67,037	14,750,713	$14,751	$49,029	$178,016	$945	$0	$309,778

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,

(Dollars in thousands)	2008	2008	2007

Operating activities:
Net income	$12,982	$14,901	$21,378
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	39,176	18,979	8,947
Deferred tax benefit	(5,843)	(2,788)	(839)
Asset depreciation	3,187	2,963	2,812
Securities premium amortization (discount accretion), net	1,718	118	(205)
Amortization of intangibles	1,650	1,456	646
Stock based compensation	321	512	959
Net gain on sale/call of investment securities	(2,925)	(902)	(1,584)
Net gain on sales of available for sale loans	(2,963)	(2,664)	(3,339)
Net loss on sales of premises/equipment	62	258	11
Net gain on other real estate	(636)	(571)	(11)
Gain from FDIC assisted acquisition	(3,281)	—	—
Proceeds from sales of residential mortgage loans	153,541	63,479	55,274
Residential mortgage loans originated for resale	(154,964)	(61,195)	(54,276)
Proceeds from sales of student loans	88,105	104,946	271,798
Student loans originated for resale	(69,817)	(96,257)	(149,629)
Net changes in assets and liabilities:
Accrued interest receivable	706	11,605	1,396
Other assets	(17,097)	(5,012)	5,884
Income taxes payable	1,079	2,217	1,104
Excess tax benefit from share-based payment arrangements	(244)	(339)	(474)
Accrued interest payable	(3,827)	(4,423)	(2,159)
Other liabilities	3,518	(1,424)	51

Net cash provided by operating activities	44,448	45,859	157,744

Investing activities:
Proceeds from sales of available for sale securities	123,458	7,839	10,204
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	1,675	1,000	—
Available for sale securities	68,828	193,958	55,212
Proceeds from redemptions of Federal Home Loan Bank stock	1,081	—	—
Purchases of other investments	(1,361)	(1,947)	(801)
Purchases of held to maturity securities	—	(2,500)	(4,202)
Purchases of available for sale securities	(174,343)	(201,031)	(22,096)
Loans originated and principal repayments, net	(50,572)	(370,558)	(505,335)
Acquisitions, net, FDIC assisted (2009), Bank of Kansas (2007)	17,161	—	(4,057)
Investment in subsidiary	—	1,070	—
Purchases of premises and equipment	(5,245)	(3,655)	(3,287)
Proceeds from sales of premises and equipment	90	219	63
Proceeds from sales of other real estate	7,050	11,595	469

Net cash used in investing activities	(12,178)	(364,010)	(473,830)

Financing activities:
Net increase in deposits	277,601	121,543	227,431
Net increase (decrease) in other borrowings	(213,788)	76,782	80,262
Net proceeds from issuance of preferred stock	—	70,000	—
Net proceeds from issuance of common stock	970	2,054	1,115
Net proceeds from issuance of subordinated debentures	—	34,500	—
Excess tax benefit from share-based payment arrangements	244	339	474
Preferred stock dividends paid	(3,305)	(243)	—
Common stock dividends paid	(2,432)	(5,215)	(5,136)

Net cash provided from financing activities	59,290	299,760	304,146

Net increase (decrease) in cash and cash equivalents	91,560	(18,391)	(11,940)
Cash and cash equivalents beginning of period	27,287	45,678	57,618

Cash and cash equivalents end of period	$118,847	$27,287	$45,678

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
1. Summary of Significant Accounting and Reporting Policies
Organization and Nature of Operations - Southwest, incorporated in 1981, is a bank holding company headquartered in Stillwater, Oklahoma engaged primarily in commercial and consumer banking services in the states of Oklahoma, Texas, and Kansas. The accompanying consolidated financial statements include the accounts of Stillwater National, a national bank established in 1894, Bank of Kansas, a state-chartered commercial bank established in 1907, Business Consulting Group, Inc. (“BCG”), a business consulting company established in 2002, Healthcare Strategic Support, Inc. (“HSSI”), a healthcare consulting company established in 2003, SNB Capital Corporation a lending and loan workout subsidiary established in 2009, and consolidated subsidiaries of Stillwater National, including SNB Real Estate Holdings, Inc. Stillwater National, Bank of Kansas, BCG, HSSI, and SNB Capital Corporation are wholly owned, direct subsidiaries of Southwest. All significant intercompany balances and transactions have been eliminated in consolidation. In 2010, Southwest decided and subsequently sold the stock of HSSI.
Basis of Presentation - The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative.
ASC 855, Subsequent Events (formerly SFAS No. 165) became effective for Southwest for reporting periods ending after June 15, 2009. This ASC establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855.10.05-1 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. In accordance with ASC 855, Southwest has evaluated subsequent events for potential recognitions and disclosure through the date the consolidated financial statements included in this Annual Report on Form 10-K were issued.
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
Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from depository institutions, and federal funds sold. Interest-bearing balances held at depository institutions were $84.6 million at December 31, 2009 and $1.9 million at December 31, 2008. Federal funds sold are sold for one-to-four day periods.

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
Southwest periodically reviews all individual securities for which the fair values are below the book values. If it is determined that Southwest does not have the ability and intent to hold these securities for a period of time sufficient for a forecasted market price recovery up to (or beyond) the cost of the investment, or to maturity when the full cost will be recovered, then an other than temporary loss will be recognized in the consolidated statements of operations. For 2009, 2008, and 2007, Southwest recognized impairment charges of $0, $400,000, and $448,000, respectively, upon determining that declines in the value of securities were other than temporary.
Federal Reserve Bank (“FRB”) stock, Federal Home Loan Bank (“FHLB”) stock, and certain other investments are not readily marketable; therefore these investments are carried at cost.
Loans - Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Loan origination fees and certain costs of originated loans are amortized as an adjustment to the yield over the term of the loan. Net unamortized deferred loan fees were $2.1 million and $4.4 million at December 31, 2009 and 2008, respectively.
Southwest generally places loans, except for consumer loans, on nonaccrual when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. Interest accrual may also be discontinued earlier if, in management’s opinion, collection is unlikely. Generally, consumer installment loans are not placed on nonaccrual but are charged-off when they are four months past due. Accrued interest is written off when a loan is placed on nonaccrual status. Loans are returned to accrual status: when none of its principal and interest is due and unpaid, repayment is expected and there has been a sustained period (at least six months) of repayment performance; when the loan is not brought current, but there is a sustained period of performance and repayment within a reasonable period is reasonably assured; or when the loan otherwise becomes well secured and in process of collection. Purchased impaired loans also may be returned to accrual status without becoming fully current. Loans that have been restructured because of weakened financial positions of the borrowers also may be returned to accrual status if repayment is reasonably assured under the revised terms and there has been a sustained period of repayment performance.
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
Loans Acquired through Transfer - The accounting guidance of ASC 310.30, Loan and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans acquired through the completion of a transfer, including loans acquired in a business combination that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that Southwest will be unable to collect all contractually required payment receivables. In accordance with this guidance, these loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield”, is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference”, are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition
Loss Share Receivable - Bank of Kansas and the FDIC entered into loss sharing agreements that provide Bank of Kansas with significant protection against credit losses from loans and related assets acquired in the FNBA FDIC-assisted transaction, see Note 2 Acquisitions. Under these agreements, the FDIC will reimburse Bank of Kansas 80% of net losses up to $35.0 million on covered assets, primarily acquired loans and other real estate, and 95% of any net losses above $35.0 million. Bank of Kansas services the covered assets. The loss sharing agreements have terms of ten years for one-to-four family residential loans and eight years for all other loan types. The expected payments from the FDIC under the loss sharing agreements were recorded as part of the loans acquired at their fair value as of June 19, 2009. (Assets subject to these agreements are referred to as “covered”.)
The difference between the undiscounted expected recoveries at acquisition and the fair value of the loss share receivable is the “accretable portion” and is recognized as interest income over the estimated life of the acquired loan portfolio. The initially recorded loss share receivable represented 85% of the aggregate loan discount related to the acquired loan portfolio. Because of the relationship of the loss share receivable to the loan discount, when an adjustment is made to a loan discount to reflect changes in the expected cash flows of the loan, an adjustment to the corresponding loss share receivable attributable to that loan will also occur.
Allowance for Loan Losses - The allowance for loan losses is a reserve established through a provision for loan losses charged to operations. Loan amounts which are determined to be uncollectible are charged against this allowance, and recoveries, if any, are added to the allowance. The appropriate amount of the allowance is based on continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio. The allowance for loan and lease losses is determined in accordance with regulatory guidelines and generally accepted accounting principles and is comprised of two primary components. Loans deemed to be impaired are evaluated on an individual basis consistent with ASC 310.10.35, Receivables: Subsequent Measurement. The amount and level of the impairment allowance is ultimately determined by management’s estimate of the amount of expected future cash flows or, if the loan is collateral dependent, on the value of the collateral, which may vary from period to period depending on changes in the financial condition of the borrower or changes in the estimated value of the collateral. Charge-offs against the allowance of impaired loans are made when and to the extent the loan is deemed uncollectible. The remaining portion of the allowance is calculated based on ASC 450, Contingencies. Loans not evaluated for specific allowance are segmented into loan pools by type of loan. Estimated allowances are based on historical loss trends with adjustments factored in based on qualitative risk factors both internal and external to Southwest. These factors include but are not limited to, economic and business conditions, changes in lending staff, lending policies and procedures, quality of loan review, changes in the nature and volume of the portfolios, loss and recovery trends, asset quality trends, and legal and regulatory considerations.

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
Management strives to carefully monitor credit quality and to identify loans that may become nonperforming. At any time, however, there are loans included in the portfolio that will result in losses to Southwest but that have not been identified as nonperforming or potential problem loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in nonperforming assets and may lead to a material increase in charge-offs and the provision for loan losses in future periods.
Reserve for Unfunded Loan Commitments - The reserve for unfunded loan commitments is a liability on Southwest’s statement of financial condition. The reserve is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.
Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful life of each asset. Useful lives range from 10 years to 40 years for buildings and improvements, and 3 years to 10 years for furniture, fixtures, and equipment. Southwest reviews the carrying value of long-lived assets used in operations when changes in events or circumstances indicate that the assets might have become impaired. This review initially includes a comparison of carrying value to the undiscounted cash flows estimated to be generated by those assets. If this review indicates that an asset is impaired, Southwest records a charge to operations to reduce the asset’s carrying value to fair value, which is based on estimated discounted cash flows. Long-lived assets that are held for disposal are valued at the lower of the carrying amount or fair value less costs to sell.
Other Real Estate Owned - Other real estate owned is initially recorded at the lesser of the carrying value or fair value less the estimated costs to sell the asset. Write-downs of carrying value required at the time of foreclosure are recorded as a charge to the allowance for loan losses. Costs related to the development of such real estate are capitalized, and costs related to holding the property are expensed. Foreclosed property is subject to periodic revaluation based upon estimates of fair value. In determining the valuation of other real estate owned, management obtains independent appraisals for significant properties. Valuation adjustments are provided, as necessary, by charges to operations. Profits and losses from sales of foreclosed property are recognized as incurred. At December 31, 2009 and 2008, the balances of noncovered other real estate owned were $18.4 million and $6.1 million, respectively.
Goodwill and Other Intangible Assets - Intangible assets consist of goodwill, core deposit intangibles, and loan servicing rights. Goodwill and core deposit intangibles, which generally result from a business combination, are accounted for under the provisions of ASC 350, Intangibles - Goodwill and Other, and ASC 805, Business Combinations. Loan servicing rights are accounted for under the provisions of ASC 860, Transfers and Servicing.

Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired and is assigned to reporting units. Goodwill is not amortized, but is tested for impairment at least annually or more frequently if conditions indicate impairment. The evaluation of possible impairment involves significant judgment based upon short-term and long-term projections of future performance of each reporting unit.
Core deposit intangibles are amortized using an economic life method based on deposit attrition. As a result, amortization will decline over time with most of the amortization occurring during the initial years. The net book value of core deposit intangibles is evaluated for impairment when economic conditions indicate impairment may exist.
Loan servicing rights are capitalized based on estimated fair value at the point of origination. The servicing rights are amortized on an individual loan by loan basis over the period of estimated net servicing income. Impairment of loan servicing rights is assessed based on the fair value of those rights. Southwest reviews the carrying value of loan servicing rights quarterly for impairment. At least annually, we obtain estimates of fair value from outside sources to corroborate the results of the valuation model. Assets are considered impaired when the balances are not recoverable from estimated future cash flows. At December 31, 2009, the fair value of loan servicing rights was $1.7 million, which approximates book value.
Prepaid FDIC Insurance Premium - On November 12, 2009, the FDIC adopted a final rule requiring insured institutions to prepay three years of premiums in order to restore the Deposit Insurance Fund. By prepaying three years of premiums, banks will be allowed to defer recognition of the insurance expense until the payments are recognized by the FDIC on a quarterly basis. Under this rule, on December 30, 2009, Stillwater National and Bank of Kansas prepaid their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. Under the rule, banks will be assessed through 2010 according to the risk-based premium schedule adopted earlier this year. However, beginning January 1, 2011, the base rate will increase by 3 basis points.
Fair Value Measurements - Effective January 1, 2008, Southwest adopted the provisions of ASC 820, Fair Value Measurements and Disclosure, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and Southwest’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.
Deposits - The total amount of time deposits with a minimum denomination of $100,000 was approximately $1.0 billion and $802.2 million at December 31, 2009 and 2008, respectively. The total amount of overdrawn deposit accounts that were reclassified as loans at December 31, 2009 and 2008 was $779,000 and $1.0 million, respectively. Time deposit maturities are as follows: $1.5 billion in 2010, $117.1 million in 2011, $5.0 million in 2012, $6.9 million in 2013, and $3.9 million in 2014.
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

Earnings per Common Share - Basic earnings per common share is computed based upon net income, after deducting the dividend requirements of preferred stock, divided by the weighted average number of common shares outstanding during each period, excluding non-vested stock. Diluted earnings per common share is computed based upon net income, after deducting the dividend requirements of preferred stock, divided by the weighted average number of common shares outstanding during each period, excluding non-vested stock and adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. A reconciliation of the weighted-average common shares used in the calculations of basic and diluted earnings per common share for the reported periods is provided in Note 11 Shareholders’ Equity and Note 12 Earnings per Common Share.
For the years ended December 31, 2009, 2008, and 2007, Southwest had 380,390, 469,941, and 403,950 antidilutive options to purchase common shares, respectively.
Share-Based Compensation - The Southwest Bancorp, Inc. 1994 Stock Option Plan (the “1994 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), and the 2008 Stock Based Award Plan (the “2008 Stock Plan”), collectively the “Stock Plans”, provide selected key employees with the opportunity to acquire common stock. The exercise price of all options granted under the Stock Plans is the fair market value on the grant date. Depending upon terms of the stock option agreements, stock options generally become exercisable on an annual basis and expire from five to ten years after the date of grant.
The 2008 Stock Plan replaced the1999 Plan, as amended. Options issued under the 1999 Plan and the 1994 Plan will continue in effect and will be subject to the requirements of those plans, but no new options will be granted under them. The 2008 Stock Plan authorized awards for up to 800,000 shares of Southwest common stock over its ten-year term.
Comprehensive Income - Southwest’s comprehensive income (net income plus all other changes in shareholders’ equity from non-equity sources) consists of its net income and unrealized holding gains (losses) in its available for sale securities.
Trust - Southwest offers trust services to customers through its relationship with the Heritage Trust Company, a trust services company, and directly through the trust department of Bank of Kansas. Property (other than cash on deposit) held by Southwest in a fiduciary or agency capacity for its customers is not included in the consolidated statements of financial condition as it is not an asset or liability of Southwest. Assets held in trust were $77.0 million and $74.9 million at December 31, 2009 and 2008, respectively.
Liquidity - Stillwater National and Bank of Kansas are required by the FRB to maintain average reserve balances. Cash and due from banks in the consolidated statements of financial condition include restricted amounts of $1.3 million and $627,000 at December 31, 2009 and 2008, respectively.
2. Acquisitions
On June 19, 2009, Bank of Kansas entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire substantially all deposits and loans as well as certain other liabilities and assets of First National Bank of Anthony, Anthony, Kansas (“FNBA”) in an FDIC-assisted transaction. FNBA was a full service commercial bank that had been placed in receivership with the FDIC. In this transaction, Bank of Kansas acquired the following assets and liabilities at their respective fair values on the date of acquisition:

(Dollars in thousands)	Amount

Cash and cash equivalents	$6,039
Loans	117,096
Investment securities	20,644
Core deposit intangibles	1,983
Other real estate owned	2,938
Other assets	1,141

Total assets acquired	$149,841

Deposits	135,007
Borrowings	21,672
Other liabilities	1,003

Net assets acquired	$(7,841)
Plus: cash received from FDIC	11,122

Gain on acquisition	$3,281

The acquisition of these assets and liabilities constitute a business as defined by ASC 805, Business Combinations, because they are capable of being operated as a business. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The resulting gain of $3.3 million on the acquisition is included in noninterest income in the Consolidated Statement of Operations.
Bank of Kansas elected to exercise its option to acquire four former FNBA branch offices from the FDIC. As of December 31, 2009, the four branch offices were acquired for $2.0 million and equipment was acquired for $214,000.
The carrying value of the FDIC covered assets at December 31, 2009 consisted of loans accounted for in accordance with ASC 310.30 and other assets, as follows:

	ASC 310.30
(Dollars in thousands)	Loans	Other	Total

Commercial real estate	$30,186	$—	$30,186
1-4 family residential	8,394	—	8,394
Real Estate Construction	12,475	—	12,475
Commercial	9,247	—	9,247
Consumer	1,158	—	1,158
Other real estate owned	—	4,748	4,748
Estimated loss reimbursement from the FDIC	23,945	—	23,945

Total covered assets	$85,405	$4,748	$90,153

As of the acquisition date, the preliminary estimate of the contractually required payments receivable for the ASC 310.30 loans was $123.2 million, the cash flows expected to be collected were $84.0 million including interest, and the estimated fair value of the loans was $117.1 million, including the loss share receivable. These amounts were determined based upon the estimated remaining life of the underlying loans, which included the effects of estimated prepayments.
Based upon the analysis performed by an outside valuation firm, Bank of Kansas initially recorded a loan discount of $39.1 million on the date of acquisition. Included was $37.5 million related to projected credit losses (the credit component) and a $1.6 million accretable portion related to the discount rate used in the valuations (the interest component). The accretable portion is recognized in interest income on a monthly basis and periodically adjusted to reflect changes in expected cash flows. There was $324,000 of loan discount accretion during 2009.
The nonaccretable portion of the loan discount, to the extent available, is used to offset applicable loan charge-offs. There was $3.9 million in applicable loan discounts used to offset charge-offs during 2009. Charge-offs in excess of the nonaccretable portion will be charged against the allowance for loan losses. There were no such charges against the allowance in 2009. When a loan has been charged off, paid off, or paid down to a level where the remaining amount of the nonaccretable discount is no longer appropriate, based on the future expected cash flows of the underlying loans, adjustments will be made to reduce the carrying value of the nonaccretable discount through a combination of interest income and the loss share receivable. During 2009, Southwest recognized $822,000 in interest income as a result of a $5.4 million reduction in loan discount due to payoffs and charge-offs offset by a $4.5 million reduction in the applicable loss share receivable.
The initial loss share receivable recorded at the date of acquisition was $33.1 million, based on the discounted cash flow of expected recoveries. The undiscounted expected recoveries, using the FDIC loss share agreements reimbursement rates, initially aggregated $35.2 million. The $2.1 million accretable portion is being recognized in interest income on a monthly basis and periodically adjusted to reflect changes in expected cash flows. There was $264,000 of loss share receivable accretion during 2009. Bank of Kansas has identified $7.6 million in net losses to submit to the FDIC under the loss sharing agreements for the period from June 19, 2009 through December 31, 2009.
Should a covered loan be renewed, the loan discount and related loss share receivable (net loan discount) will stay with that loan and be amortized over the expected future recovery period of the loan. Changes in covered loan balances, due to collections, paydowns, payoffs, or charge-offs are assessed on at least a quarterly basis and the related loan discounts and the allocated loss share receivable are adjusted to reflect the changes in the expected cash flows.
When a loan is foreclosed, any residual loan discount net of the related loss share receivable is transferred along with the applicable loan balance to the other real estate owned or repossessed asset account. There were $553,000 of net loan discounts transferred to other real estate owned during 2009.
Changes in the carrying amount and accretable amounts for ASC 310.30 loans were as follows through December 31, 2009:

	2009
	Net	Carrying
	accretable	amount
(Dollars in thousands)	amount	of loans

Fair value of acquired loans at beginning of period (or date of acquisition)	$3,743	$117,096
Payments received	—	(32,240)
Charge-offs	(81)	—
Amortization	(588)	549

Balance at end of period	$3,074	$85,405

The results of operations of FNBA are included with Southwest’s results of operations since the date of acquisition. The results of operations of FNBA were not significant to Southwest’s consolidated results of operations during the pre-acquisition periods of 2009 and 2008.
On July 27, 2007, Southwest acquired all of the assets and liabilities of Bank of Kansas in a stock acquisition for cash consideration of $15.6 million. Bank of Kansas was a privately held bank which operated two banking offices in the Hutchinson, Kansas area. The acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to the tangible and identified intangible assets purchased and liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill, none of which is deductible for tax purposes. Goodwill will not be amortized, but will be reviewed for impairment. This transaction produced goodwill of $5.9 million and a core deposit intangible of $1.7 million. Upon completion of this acquisition, Bank of Kansas was fully integrated into Southwest.

3. Investment Securities
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
A summary of the amortized cost and fair values of investment securities follows:

	At December 31, 2009
	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Held to Maturity:
Obligations of state and political subdivisions	$6,670	$84	$—	$6,754

Total	$6,670	$84	$—	$6,754

Available for Sale:
U.S. Government obligations	$1,098	$2	$—	$1,100
Federal agency securities	75,789	445	(849)	75,385
Obligations of state and political subdivisions	837	16	—	853
Residential mortgage-backed securities	157,539	2,241	(634)	159,146
Equity securities	936	283	—	1,219

Total	$236,199	$2,987	$(1,483)	$237,703

	At December 31, 2008
	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Held to Maturity:
Obligations of state and political subdivisions	$7,343	$10	$(60)	$7,293

Total	$7,343	$10	$(60)	$7,293

Available for Sale:
U.S. Government obligations	$986	$13	$—	$999
Federal agency securities	77,543	1,663	(9)	79,197
Obligations of state and political subdivisions	2,736	19	—	2,755
Residential mortgage-backed securities	151,130	2,897	(14)	154,013
Equity securities	898	175	—	1,073

Total	$233,293	$4,767	$(23)	$238,037

Federal Reserve Bank stock, Federal Home Loan Bank stock, and certain other investments are not readily marketable and are carried at cost. Total investments carried at cost were $19.1 million and $18.8 million at December 31, 2009 and 2008, respectively. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.

Gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008 are as follows:

		Continuous Unrealized Losses Existing for:
		Amortized cost of			Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses

At December 31, 2009:

Available for Sale:
Federal agency securities	14	$38,710	$(849)	$—	$37,861
Obligations of state and political subdivisions	1	55	—	—	55
Residential mortgage-backed securities	20	59,327	(634)	—	58,693

Total	35	$98,092	$(1,483)	$—	$96,609

At December 31, 2008:

Held to Maturity:
Obligations of state and political subdivisions	5	$2,875	$(60)	$—	$2,815

Total	5	$2,875	$(60)	$—	$2,815

Available for Sale:
Federal agency securities	2	$5,962	$(9)	$—	$5,953
Obligations of state and political subdivisions	1	1,250	—	—	1,250
Residential mortgage-backed securities	8	3,608	(14)	—	3,594

Total	11	$10,820	$(23)	$—	$10,797

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal National Mortgage Association (“Fannie Mae”).
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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time Southwest will receive full value for the securities. Furthermore, as of December 31, 2009, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that Southwest will not have to sell any such securities before a recovery of cost. The declines in fair value were attributable to increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates. Management does not believe any of the securities are impaired due to credit quality. Accordingly, as of December 31 2009, management believes the impairment of these investments is not deemed to be other-than-temporary.
As required by law, investment securities are pledged to secure public and trust deposits, as well as the Sweep Agreement product and borrowings from the FHLB. Securities with an amortized cost of $241.9 million and $239.7 million were pledged to meet such requirements of $62.6 million and $109.9 million at December 31, 2009 and 2008, respectively. Any amount over pledged can be released at any time.

A comparison of the amortized cost and approximate fair value of Southwest’s debt securities by maturity date at December 31, 2009 follows in the next table.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

One year or less	$17,296	$17,539	$2,825	$2,853
More than one year through five years	121,646	123,881	3,845	3,901
More than five years through ten years	77,831	77,173	—	—
More than ten years	19,426	19,110	—	—

Total	$236,199	$237,703	$6,670	$6,754

The foregoing analysis assumes that Southwest’s residential mortgage-backed securities mature during the period in which they are estimated to prepay. No other prepayment or repricing assumptions have been applied to Southwest’s debt securities for this analysis.
Gross realized gains on sales and calls of investment securities were $2.9 million during 2009, $1.3 million during 2008, and $2.0 million during 2007. Gross realized losses on sales and write-down of investment securities were $0 during 2009, $400,000 during 2008, and $448,000 during 2007. The gross proceeds from such sales and calls of investment securities totaled approximately $141.2 million, $7.8 million, and $10.2 during 2009, 2008, and 2007, respectively.
4. Loans
Major classifications of loans are as follows:

	At December 31,
	2009		2008*
(Dollars in thousands)	Noncovered	Covered

Real estate mortgage:
Commercial	$1,212,409	$39,836	$1,118,828
One-to-four family residential	114,614	12,630	113,665
Real estate construction
Commercial	618,078	12,515	579,795
One-to-four family residential	41,109	5,324	79,565
Commercial	520,505	13,412	564,670
Installment and consumer:
Guaranteed student loans	36,163	—	54,057
Other	39,550	1,688	40,867

	2,582,428	85,405	2,551,447
Allowance for loan losses	(62,413)	—	(39,773)

Total loans, net	$2,520,015	$85,405	$2,511,674

*	There were no covered loans as of December 31, 2008.
Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas which subjects the loan portfolio to the general economic conditions within these areas. At December 31, 2009 and 2008, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or are guaranteed by agencies of the United States Government or, in the case of private student loans, insured by a private insurer.
Loans covered under the loss sharing agreements with the FDIC including the amounts of expected reimbursements from the FDIC under these agreements are reported in loans and are referred to as “covered” loans. Covered loans were initially recorded at fair value at the acquisition date. Subsequent decreases in the amount expected to be collected result in a provision for loan losses equal to the portion of the loss retained by the bank and an increase in the estimated FDIC reimbursement equal to the portion of the loss reimbursable by the

FDIC. Interest is accrued daily on the outstanding principal balances. Covered loans which are more than 90 days delinquent with respect to interest or principal, unless they are well secured and in the process of collection, and other covered loans on which full recovery of principal or interest is in doubt are placed on nonaccrual status. Interest previously accrued on covered loans placed on nonaccrual status is charged against interest income, net of estimated FDIC reimbursements of such accrued interest. When the ability to fully collect nonaccrual loan principal is in doubt, payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Any additional interest payments received after that time are recorded as interest income on a cash basis.
As of December 31, 2009, approximately $697.7 million, or 27%, of Southwest’s noncovered portfolio loans consisted of loans to individuals and businesses in the healthcare industry. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry of more than 10% of portfolio loans other than referred to in the table above. In the event of total nonperformance by the borrowers or guarantors, Southwest’s accounting loss would be limited to the recorded investment in the loans reduced by proceeds received from disposition of the related collateral.
Southwest had loans which were held for sale of $43.1 million and $56.9 million at December 31, 2009 and 2008, respectively. These loans are carried at the lower of cost or market. Guaranteed student loans are generally sold to a single servicer. A substantial portion of the one-to-four family residential loans and loan servicing rights are sold to four investors.
The principal balance of loans for which accrual of interest has been discontinued totaled approximately $118.2 million and $59.3 million at December 31, 2009 and 2008, respectively. If interest on those loans had been accrued, the interest income as reported in the accompanying consolidated statements of operations would have increased by approximately $4.8 million, $2.6 million, and $1.4 million, for 2009, 2008, and 2007, respectively.
The principal balance of loans past due ninety days or more for which Southwest was still accruing interest totaled $1.4 million and $4.7 million at December 31, 2009 and 2008, respectively.
The unpaid principal balance of real estate mortgage loans serviced for others totaled $237.5 million, $158.1 million, and $141.7 million at December 31, 2009, 2008, and 2007, respectively. Southwest maintained escrow accounts totaling $934,000 and $718,000 for real estate mortgage loans serviced for others at December 31, 2009 and 2008, respectively.
The following table sets forth the remaining maturities for certain loan categories (including loans held for sale) at December 31, 2009. Student loans that do not have stated maturities are treated as due in one year or less. Real estate construction includes certain loans which will convert to permanent financing at the point when construction is completed; these loans are reported according to their final maturity.

		After one
	One year	year through	After
(Dollars in thousands)	or less	five years	five years	Total

Noncovered:
Real estate mortgage:
Commercial	$232,021	$801,680	$178,708	$1,212,409
One-to-four family residential	12,025	53,205	49,384	114,614
Real estate construction	367,477	270,879	20,831	659,187
Commercial	144,459	211,424	164,622	520,505
Installment and consumer:
Guaranteed student loans	36,163	—	—	36,163
Other	16,111	21,688	1,751	39,550

Total — noncovered	808,256	1,358,876	415,296	2,582,428
Covered:
Real estate mortgage:
Commercial	2,162	11,366	26,308	39,836
One-to-four family residential	3,293	2,407	6,930	12,630
Real estate construction	15,420	513	1,906	17,839
Commercial	6,592	4,228	2,592	13,412
Installment and consumer:	253	1,375	60	1,688

Total — covered	27,720	19,889	37,796	85,405

Total	$835,976	$1,378,765	$453,092	$2,667,833

The following table sets forth at December 31, 2009 the dollar amount of all loans due more than one year after December 31, 2009.

(Dollars in thousands)	Fixed	Variable

Noncovered:
Real estate mortgage:
Commercial	$333,438	$646,950
One-to-four family residential	50,460	52,129
Real estate construction	59,086	232,624
Commercial	121,756	254,290
Installment and consumer	9,546	13,893

Total — noncovered	574,286	1,199,886
Covered:
Real estate mortgage:
Commercial	5,794	31,880
One-to-four family residential	1,939	7,398
Real estate construction	550	1,869
Commercial	2,674	4,146
Installment and consumer	1,429	6

Total — covered	12,386	45,299

Total	$586,672	$1,245,185

Activity in the allowance for loan losses is summarized as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Beginning balance	$39,773	$29,584	$27,293
Provision for loan losses	39,176	18,979	8,947
Loans charged off	(18,913)	(9,942)	(7,365)
Recoveries	2,377	1,152	709

Total	$62,413	$39,773	$29,584

As of December 31, 2009 and 2008, noncovered impaired loans totaled $105.9 million and $59.3 million and had a related allowance for loan loss of $13.3 million and $5.4 million, respectively. The average balance of noncovered impaired loans totaled $61.6 million, $35.2 million, and $19.8 million for the years ended December 31, 2009, 2008, and 2007, respectively. Interest income recognized on impaired loans totaled $2.1 million, $578,000, and $10,000, respectively, for the years ended December 31, 2009, 2008, and 2007.
5. Premises and Equipment
These consist of the following:

	At December 31,
(Dollars in thousands)	2009	2008

Land	$6,841	$5,830
Buildings and improvements	17,872	15,210
Furniture, fixtures, and equipment	32,463	30,907
Construction/Remodeling in progress	139	380

	57,315	52,327
Accumulated depreciation and amortization	(30,779)	(27,747)

Premises and equipment, net	$26,536	$24,580

6. Goodwill and Other Intangible Assets
Goodwill totaled $6.8 million and $7.1 million at December 31, 2009 and 2008, respectively. During 2007, Southwest recorded goodwill totaling $5.9 million in connection with the acquisition of Bank of Kansas. During 2009, we discovered an error in the entries made to record the Bank of Kansas acquisition and recorded the correction. The adjustment was recorded to reduce goodwill by $260,000 to properly record other asset balances that were established at the time of the acquisition. This adjustment is not material to previous fiscal years, and accordingly, Southwest has included the correction in the period in which it was identified.
As of year-end, approximately $200,000 of goodwill is reported in the Oklahoma Banking segment, $5.6 million is reported in the Kansas Banking segment, and $1.0 million is reported in the Texas Banking segment. Further information regarding operating segments can be found in Note 21 to the Consolidated Financial Statements.
The following tables present the original cost and accumulated amortization of other intangible assets:

	At December 31,
(Dollars in thousands)	2009	2008

Core deposit premiums	$6,353	$4,370
Less accumulated amortization	2,249	1,774

Core deposit premiums, net	$4,104	$2,596

Loan servicing rights	$6,687	$5,004
Less accumulated amortization	5,012	3,836

Loan servicing rights, net	$1,675	$1,168

Other intangible assets, net	$5,779	$3,764

During 2009, Bank of Kansas recorded core deposit intangibles totaling $2.0 million in connection with the FNBA acquisition.
Core deposit intangibles are amortized using an economic life method based on deposit attrition. As a result, amortization will decline over time with most of the amortization occurring during the initial years. The weighted average amortization period for core deposit intangibles is approximately 10 years. Amortization expense related to core deposit intangibles totaled $475,000 and $457,000, in 2009 and 2008, respectively.

During 2009 and 2008, Southwest had recorded loan servicing right amortization expense of $847,000 and $441,000, respectively. During 2009 and 2008, mortgage loan servicing rights were written down $329,000 and $557,000 to their respective fair values.
The estimated aggregate future amortization expense for other intangible assets remaining as of December 31, 2009 is as follows:

	Core Deposit	Loan Servicing
(Dollars in thousands)	Premiums	Rights	Total

2010	547	637	1,184
2011	527	465	992
2012	488	317	805
2013	484	183	667
Thereafter	2,058	73	2,131

	$4,104	$1,675	$5,779

7. Fair Value Measurements
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
ASC 820 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities: Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments. This category includes U.S. Government and agency mortgage-backed debt securities, municipal obligation securities, loans held for sale, and certain private equity investments.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. Level 3 assets include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes other real estate owned, goodwill, and other intangible assets.
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

A description of the valuation methodology used for financial assets measured at fair value on a recurring basis is as follows:
     Loans held for sale - Real estate mortgage loans held for sale are carried at the lower of cost or market, which is determined on an individual loan basis. Guaranteed student loans held for sale are carried at the lower of cost or market, which is determined on an aggregate basis.
     Available for sale securities - The fair value of U.S. Government and federal agency obligations, other securities, and mortgage-backed securities is estimated based on quoted market prices or dealer quotes. The fair value for other investments such as obligations of state and political subdivisions is estimated based on quoted market prices. The fair value of the certain private equity investments is estimated based on Southwest’s proportionate share of net asset value. These investments have a quarterly redemption with sixty-five days’ notice.
As of December 31, 2009, assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at December 31, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Loans held for sale	$43,134	$—	$43,134	$—
Available for sale securities	237,703	1,241	236,462	—

Total	$280,837	$1,241	$279,596	$—

Certain financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These assets are recorded at the lower of cost or fair value. Valuation methodologies for assets measured on a nonrecurring basis are as follows:
     Impaired loans - Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. Collateral values are estimated using Level 2 inputs based on third-party appraisals. Certain impaired loans are remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral.
     Other real estate owned - For other real estate owned, the fair value is based on third-party appraisals for significant properties.
     Goodwill - Fair value of goodwill is based on the fair value of each of Southwest’s eight reporting units compared with their respective carrying value. There was no impairment during 2009 or 2008; therefore, no fair value adjustments were recorded in earnings.
     Core deposit premiums - The fair value of core deposit premiums are based on third-party appraisals. There was no impairment during 2009 or 2008; therefore no fair value adjustments were recorded in earnings.
     Mortgage loan servicing rights - There is no active trading market for loan servicing rights. The fair value of loan servicing rights is estimated by calculating the present value of net servicing revenue over the anticipated life of each loan. A cash flow model is used to determine fair value. Key assumptions and estimates, including projected prepayments speeds and assumed servicing costs, earnings on escrow deposits, ancillary income and discount rates, used by this model are based on current market sources. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors. The prepayment model is updated for changes in market conditions.

During the year ended December 31, 2009, assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices in		Significant
	Year ended	Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs	Total Gains
(Dollars in thousands)	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Acquired assets and liabilities:
Investment securities	$20,644	$—	$20,644	$—	$—
Loans	117,096		—	117,096	—
Core deposit intangible	1,983	—	1,983	—	—
Other real estate owned	2,938	—	—	2,938	—
Deposits	135,007	—	—	135,007	—
Borrowings	21,672	—	21672	—	—

Noncovered impaired loans at fair value	65,505	—	65,505	—	(14,006)
Mortgage loan servicing rights	1,850	—	—	1,850	(329)

Total	$366,695	$—	$109,804	$256,891	$(14,335)

In accordance with ASC 805, acquired assets and liabilities were measured at fair value on the date of acquisition. For more information please see Note 2.
Noncovered impaired loans measured at fair value with a carrying amount of $84.9 million were written down to their fair value of $65.5 million, resulting in a life-to-date impairment charge of $19.4 million, of which $14.0 million was included in the provision for loan losses for the year ended December 31, 2009.
Mortgage loan servicing rights were written down to their fair value, resulting in an impairment charge of $329,000, which was included in noninterest income for the year ended December 31, 2009.
ASC 825, Financial Instruments, requires an entity to provide disclosures about fair value of financial instruments, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The methodologies for estimating the fair value of financial instruments that are measured on a recurring or nonrecurring basis are discussed above. The methodologies for other financial instruments are discussed below:
     Cash and cash equivalents - For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.
     Investment securities - The investment securities held to maturity and the other investment securities are carried at cost. The fair value of held to maturity securities is estimated based on quoted market prices or dealer quotes.
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
     Other borrowings - The fair value for fixed rate FHLB advances is based upon discounted cash flow analysis using interest rates currently being offered for similar instruments. The fair values of other borrowings are the amounts payable at the statement of financial condition date, as the carrying amount is a reasonable estimate of fair value due to the short-term maturity rates. Included in other borrowings are federal funds purchased, FHLB advances, securities sold under agreements to repurchase, and treasury tax and loan demand notes.
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
The carrying values and estimated fair values of Southwest’s financial instruments follow:

	At December 31, 2009		At December 31, 2008
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values

Cash and cash equivalents	$118,847	$118,847	$27,287	$27,287
Investment securities:
Held to maturity	6,670	6,754	7,343	7,293
Available for sale	237,703	237,703	238,037	238,037
Other investments	19,066	19,066	18,786	18,786
Total loans	2,605,420	2,567,369	2,511,674	2,541,424
Accrued interest receivable	10,806	10,806	11,512	11,512
Deposits	2,592,730	2,583,691	2,180,122	2,190,988
Accrued interest payable	3,191	3,191	7,018	7,018
Other liabilities	13,121	13,121	9,667	9,667
Other borrowings	103,022	103,527	295,138	298,175
Subordinated debentures	81,963	83,343	81,963	82,653
8. Other Borrowed Funds
Southwest has available various forms of other borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the FHLB, and the FRB. Southwest also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program. The following table summarizes borrowed funds of Southwest for the periods indicated:

	2009			2008
	Balance at	Average	Weighted	Balance at	Average	Weighted
(Dollars in thousands)	December 31,	Balance	Average Rate	December 31,	Balance	Average Rate

Federal funds purchased	$10,060	$36,732	0.20%	$89,534	$91,173	2.25%
Securities sold under repurchase agreements	23,259	27,174	0.32	38,034	33,718	1.36
Federal Home Loan Bank advances	68,560	103,510	3.04	151,500	128,687	3.13
Federal Reserve Bank borrowings	—	—	—	—	7,650	5.05
Treasury, tax and loan note option	1,143	1,115	—	1,070	622	2.71
Other	—	13,151	5.36	15,000	12,213	4.83

	$103,022			$295,138

Southwest has approved federal funds purchase lines totaling $362.4 million with ten financial entities. Southwest sells securities under agreements to repurchase with Southwest retaining custody of the collateral. Collateral consists of direct obligations of U.S. Government and Federal Agency issues, which are designated as pledged with Southwest’s safekeeping agent. The type of collateral required, the retention of the collateral, and the security sold minimize Southwest’s risk of exposure to loss. These transactions are for one-to-four day periods. At December 31, 2009, no repurchase agreement exceeded 10% of equity capital.

Southwest has entered into an agreement with the FHLB to obtain advances from the FHLB from time to time. Currently the line of credit totals $539.0 million. The terms of the agreement are set forth in the Advance, Pledge and Security Agreement (the “Agreement”). The FHLB requires that Southwest pledge collateral on such advances. Under the terms of the Agreement, the discounted value of the collateral, as defined by the FHLB, should at all times be at least equal to the amount borrowed by Southwest. Such advances outstanding are subject to a blanket collateral arrangement, which requires the pledging of eligible collateral to secure such advances. Such collateral principally includes certain loans and securities. At December 31, 2009 and 2008, loans pledged under the Agreement were $862.4 million and $822.9 million, and investment securities pledged (at carrying value) were $77.5 million and $36.8 million, respectively. Scheduled minimum future principal payments on the FHLB line of credit as of December 31, 2009 are as follows: $12.0 million in 2010, $31.5 million in 2011, $0 in 2012, $0 in 2013, $0 in 2014, and $25.0 million thereafter.
Southwest is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program. Collateral under this program consists of pledged selected commercial and industrial loans. Currently the collateral will allow Southwest to borrow up to $84.9 million. Southwest also has substantial unused borrowing availability in the form of unsecured brokered certificate of deposits program from Merrill Lynch & Co., Morgan Stanley & Co., Inc., Citigroup Global Markets, Inc., Wachovia Securities LLC, UBS Financial Services, Inc., and RBC Capital Markets Corp. In conjunction with these lines of credit, $330.0 million in retail certificates of deposit were included in total deposits at December 31, 2009.
During 2009, the categories of other borrowings whose average exceeded 30% of ending shareholders’ equity were advances from the FHLB.

	At December 31,
(Dollars in thousands)	2009	2008	2007

Amounts outstanding at end of period	$68,560	$151,500	$51,500
Weighted average rate at end of period	2.91%	2.63%	4.10%
Maximum amount outstanding at any month-end	$151,500	$156,600	$101,500
Approximate average outstanding for the year	103,510	128,687	52,853
Approximate weighted average rate for the year	3.04%	3.13%	4.74%
9. Subordinated Debentures
At December 31, 2009, Southwest had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts.

	Subordinated	Trust Preferred
	Debentures Owed	Securities of the	Interest Rates at
(Dollars in thousands)	to Trusts	Trusts	December 31, 2009	Final Maturity Date

OKSB Statutory I	$20,619	$20,000	3.35%	June 26, 2033
SBI Capital Trust II	25,774	25,000	3.13%	October 7, 2033
Soutwest Capital Trust II	35,570	34,500	10.50%	September 15, 2038

	$81,963	$79,500

On June 26, 2003, Southwest’s subsidiary, OKSB Statutory Trust I, sold to investors in a private placement offering $20.0 million of adjustable rate trust preferred securities (the “OKSB Trust Preferred”). The OKSB Trust Preferred bear interest, adjustable quarterly, at 90-day LIBOR plus 3.10%. In addition to these adjustable rate securities, OKSB Statutory Trust I sold $619,000 of trust common equity to Southwest. The aggregate proceeds of $20.6 million were used to purchase an equal principal amount of adjustable rate subordinated debentures of Southwest that bear interest, adjustable quarterly, at 90-day LIBOR plus 3.10% (the “OKSB Subordinated Debentures”). After deducting underwriter’s compensation and noninterest expenses of the offering, the net proceeds were available to Southwest to increase capital and for general corporate purposes. Interest payments on the OKSB Subordinated Debentures are deductible for federal income tax purposes.

On October 14, 2003, Southwest’s subsidiary, SBI Capital Trust II, sold to investors in a private placement offering $25.0 million of adjustable rate trust preferred securities (the “SBI II Trust Preferred”). The SBI II Trust Preferred bear interest, adjustable quarterly, at 90-day LIBOR plus 2.85%. In addition to these adjustable rate securities, SBI Capital Trust II sold $774,000 of trust common equity to Southwest. The aggregate proceeds of $25.8 million were used to purchase an equal principal amount of adjustable rate subordinated debentures of Southwest that bear interest, adjustable quarterly 90-day LIBOR plus 2.85% (the “SBI II Subordinated Debentures”). The proceeds were available to Southwest to increase capital and for general corporate purposes. Interest payments on the SBI II Subordinated Debentures are deductible for federal income tax purposes.
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
At December 31, 2009, Southwest had an aggregate of $82.0 million of subordinated debentures outstanding and had an asset of $2.5 million representing its total investment in the common equity issued by the Trusts. The sole assets of the Trusts are the subordinated debentures and the liabilities of the Trusts of the OKSB Trust Preferred, the SBI II Trust Preferred, and the OKSBP Trust Preferred. Southwest has, through various contractual arrangements, unconditionally guaranteed payment of all obligations of the Trusts with respect to the OKSB Trust Preferred, the SBI II Trust Preferred, and the OKSBP Trust Preferred.
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
Each of the Trust Preferred issuances meets the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Trust Preferred and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital. At December 31, 2009, $79.5 million of the Trust Preferred was included in Tier I capital.

In accordance with current accounting guidance under ASC 810, Consolidation, Southwest de-consolidates its investments in OKSB Statutory Trust I, SBI Capital Trust II, and Southwest Capital Trust II (the “Trusts”) in this Annual Report and all future reports. Due to this required de-consolidation, the Trust Preferred Securities are not presented on the Consolidated Statements of Financial Condition and the Subordinated Debentures are presented on the Consolidated Statements of Financial Condition as a separate liability category.
10. Income Taxes
The components of taxes on income follow:

	For the Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Current tax expense:
Federal	$13,032	$9,604	$13,311
State	1,134	1,961	1,925
Deferred tax benefit:
Federal	(6,158)	(1,747)	(1,371)
State	(397)	(329)	(268)

Taxes on income	$7,611	$9,489	$13,597

The amounts of taxes on income in the consolidated statements of operations in this report are different from the expected outcomes using the U.S. Federal income tax rate of 35% for the following reasons:

	For the Year Ended December 31,
(Dollars in thousands)	2009	2008	2007

Computed tax expense at statutory rates	$7,207	$8,537	$12,293
Increase (decrease) in income taxes resulting from:
Benefit of income not subject to U.S. Federal income tax	(142)	(174)	(137)
Expenses not deductible for U.S. Federal income tax	178	372	475
State income taxes, net of Federal income tax benefit	165	405	396
New markets tax credit	(151)	(151)	(151)
Expiration of capital loss carryforward	—	37	—
Other	354	463	721

Taxes on income	$7,611	$9,489	$13,597

Net deferred tax assets of $19.5 million and $14.3 million at December 31, 2009 and 2008, respectively, are reflected in the accompanying Consolidated Statements of Financial Condition in other assets. There were no valuation allowances at December 31, 2009 or 2008.

Temporary differences that give rise to the deferred tax assets (liabilities) include the following:

	At December 31,
(Dollars in thousands)	2009	2008

Provision for loan losses	$24,751	$16,907
Accumulated depreciation	(3,486)	(3,280)
Prepaid maintenance	(359)	(300)
Nonaccrual loan interest	792	214
Deferred compensation accrual	261	233
Mark-to-market adjustments	47	221
FHLB stock dividends	(989)	(922)
Write-downs on other real estate	10	10
Amortizable assets	(404)	(485)
Stock-based compensation	177	177
Litigation and settlement	2	135
New markets tax credit	(460)	(379)
Dividend — equity vs cost method	(209)	(217)
Section 597 gain — FNBA FDIC-assisted acquisition	(589)	—
Inside basis difference on acquired loans	(562)	—
Other	(58)	56

	18,924	12,370
Deferred taxes (payable) receivable on investment securities available for sale	568	1,885

Net deferred tax asset	$19,492	$14,255

At the beginning and end of 2009, Southwest had approximately $4.0 million and $4.6 million of total gross unrecognized tax benefits, respectively. Of these totals, $1.6 million and $1.4 million (net of the federal benefit on state issues) represent the amounts of unrecognized tax benefits that if recognized would affect the effective income tax rate in any future periods. Southwest recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended December 31, 2009, Southwest recognized approximately $594,000 in interest and penalties. Southwest had approximately $2.5 million accrued for interest and penalties at December 31, 2009.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)	2009	2008

Balance at January 1	$3,966	$3,216
Increases in unrecognized tax benefits as a result of tax positions taken during current period	631	750
Increases in unrecognized tax benefits as a result of tax positions taken during prior period	—	—
Amount of decreases in unrecognized tax benefits relating to settlements with taxing authorities	—	—
Reductions to unrecognized tax benefits — lapse of the applicable statute of limitations	—	—

Balance at December 31	$4,597	$3,966

Southwest or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, Southwest is no longer subject to U.S. federal or state tax examinations for years before 2003.
Southwest is currently under audit by the State of Oklahoma for the 2002 through 2006 tax years. During the third quarter of 2008, Southwest received a Notice of Assessment from the Oklahoma Tax Commission related to 2002 and 2003. During the fourth quarter of 2008, a formal Notice of Protest was filed. It is possible that a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.

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
Southwest allocated $66.3 million to the Series B Preferred Stock and $3.7 million to the warrant based on their relative fair values at the issue date. The amount allocated to the warrant is accreted over the estimated life of the Series B Preferred Stock using five years. Such accretion for the year ended December 31, 2009 was $645,000.
Southwest has reserved for issuance 150,000 shares of common stock pursuant to the terms of the Employee Stock Purchase Plan. The Employee Stock Purchase Plan allows Southwest’s employees to acquire additional common shares through payroll deductions. From July 1999 to August 2009, shares issued out of this plan came from treasury shares, subsequently shares issued came from the reserved shares. At December 31, 2009, 35,950 new shares had been issued and 52,500 treasury shares had been reissued under this plan.
Southwest had reserved 1,960,000 shares of common stock pursuant to the terms of the 1999 Stock Option Plan, which expired during 2008. The 1999 Plan provided selected key employees with the opportunity to acquire common stock. At December 31, 2009, 180,155 new shares and 1,622,385 treasury shares had been reissued by this plan. Options issued under this plan will continue in effect and will be subject to the requirements of the plan, but no new options will be granted under this plan.
Southwest has reserved 800,000 shares of common stock pursuant to the terms of the 2008 Stock Based Award Plan. The 2008 Stock Plan provides selected key employees with the opportunity to acquire common stock. At December 31, 2009, no new shares and 25,725 treasury shares had been reissued by this plan. See “Share-Based Compensation” in Note 1 to the Consolidated Financial Statements beginning on page 43 for additional information on Southwest’s stock option plans.
12. Earnings Per Common Share
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
Using the two-class method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which exclude the outstanding unvested restricted stock. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method. Stock options and warrants, where the exercise price was greater than the average market price of common shares, were not included in the computation of earnings per diluted share as they would have been antidilutive. On December 31, 2009 and 2008, there were 375,083 and 403,950 antidilutive stock options to purchase common shares, respectively. An antidilutive warrant to purchase 703,753 shares of common stock was also outstanding on December 31, 2009.
The following table sets forth the computation of basic and diluted earnings per common share:

(Dollars in thousands, except earnings per share data)	2009	2008	2007

Numerator:
Net income	$12,982	$14,901	$21,378
Preferred dividend	(3,500)	(243)	—
Warrant amortization	(645)	—	—

Net income available to common shareholders	$8,837	$14,658	$21,378
Earnings allocated to participating securities	(26)	(31)	(33)

Numerator for basic earnings per common share	$8,811	$14,627	$21,345
Effect of reallocating undistributed earnings of participating securities	(22)	(19)	(24)

Numerator for diluted earnings per common share	$8,789	$14,608	$21,321

Denominator:
Denominator for basic earnings per common share — Weighted average common shares outstanding	14,625,847	14,471,242	14,291,041
Effect of dilutive securities:
Stock options	48,279	157,037	304,474
Warrant	—	—	—

Denominator for diluted earnings per common share	14,674,126	14,628,279	14,595,515
Earnings per common share:
Basic	$0.60	$1.01	$1.49

Diluted	$0.60	$1.00	$1.46

13. Capital Requirements & Regulatory Matters
Southwest, Stillwater National, and Bank of Kansas are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Southwest’s, Stillwater National’s, and Bank of Kansas’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Southwest, Stillwater National, and Bank of Kansas must meet specific capital guidelines that involve quantitative measures of Southwest’s, Stillwater National’s, and Bank of Kansas’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Southwest’s, Stillwater National’s, and Bank of Kansas’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require Southwest, Stillwater National, and Bank of Kansas to maintain minimum amounts and of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that Southwest, Stillwater National, and Bank of Kansas met all capital adequacy requirements to which they are subject.
As of December 31, 2009 and 2008, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized Stillwater National as well-capitalized under the regulatory framework for prompt corrective action. As of December 31, 2009 and 2008, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized Bank of Kansas as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, Stillwater National and Bank of Kansas must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since these notifications that management believes have changed Stillwater National’s or Bank of Kansas’ categories.

On January 27, 2010, Stillwater National informally agreed with the OCC, its primary federal regulator, to maintain a ratio of total capital to risk weighted assets of at least 12.5% and a Tier 1 leverage ratio of at least 8.5%.
Southwest’s, Stillwater National’s, and Bank of Kansas’ actual capital amounts and ratios are presented below.

			To Be Well Capitalized
			Under Prompt Corrective		For Capital
	Actual		Action Provisions		Adequacy Purposes

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009:
Total Capital (to risk-weighted assets)
Southwest	$413,438	14.55%	N/A	N/A	$227,318	8.00%
Stillwater National	357,219	13.84	$258,032	10.00%	206,426	8.00
Bank of Kansas	28,476	11.39	24,991	10.00	19,993	8.00
Tier I Capital (to risk-weighted assets)
Southwest	377,418	13.28	N/A	N/A	113,659	4.00
Stillwater National	309,530	12.00	154,819	6.00	103,213	4.00
Bank of Kansas	25,352	10.14	14,994	6.00	9,996	4.00
Tier I Leverage (to average assets)
Southwest	377,418	12.42	N/A	N/A	121,561	4.00
Stillwater National	309,530	11.37	136,115	5.00	108,892	4.00
Bank of Kansas	25,352	7.13	17,771	5.00	14,217	4.00

As of December 31, 2008:
Total Capital (to risk-weighted assets)
Southwest	$404,695	14.26%	N/A	N/A	$226,998	8.00%
Stillwater National	351,957	12.89	$273,111	10.00%	218,489	8.00
SNB Wichita*	7,372	12.81	5,756	10.00	4,604	8.00
SNB Kansas*	8,763	17.18	5,102	10.00	4,081	8.00
Tier I Capital (to risk-weighted assets)
Southwest	369,049	13.01	N/A	N/A	113,499	4.00
Stillwater National	302,641	11.08	163,867	6.00	109,244	4.00
SNB Wichita*	6,652	11.56	3,453	6.00	2,302	4.00
SNB Kansas*	8,125	15.93	3,061	6.00	2,041	4.00
Tier I Leverage (to average assets)
Southwest	369,049	13.06	N/A	N/A	113,059	4.00
Stillwater National	302,641	11.23	134,774	5.00	107,819	4.00
SNB Wichita*	6,652	8.33	3,995	5.00	3,196	4.00
SNB Kansas*	8,125	9.24	4,339	5.00	3,519	4.00

*	SNB Wichita and SNB Kansas were merged to form Bank of Kansas on January 23, 2009.
The approval of the OCC is required if the total of all dividends declared by Stillwater National in any calendar year exceeds the total of its net profits of that year combined with its retained net profits of the preceding two years. In addition, Stillwater National may not pay a dividend if, after paying the dividend, Stillwater National would be under capitalized. Stillwater National’s maximum amount of dividends available for payment totaled approximately $40.5 million at December 31, 2009. Dividends declared by Stillwater National for the years ended December 31, 2009, 2008, and 2007 did not exceed the threshold requiring regulatory approval.
The same dividend restrictions apply to Bank of Kansas with approval required from the FDIC. Bank of Kansas had $3.4 million available for dividend payment at December 31, 2009.
On January 27, 2010, Stillwater National executed a written formal agreement with the OCC relating to its levels of commercial real estate lending and problem assets.

14. Employee Benefits
Southwest sponsors a noncontributory, defined contribution profit sharing plan intended to provide retirement benefits for employees of Southwest. The plan covers all employees who have completed one year of service and have attained the age of 21. The plan is subject to the Employee Retirement Income Security Act of 1974, as amended. Southwest’s contributions are made at the discretion of the Board of Directors; however, the annual contribution may not exceed 15% of the total annual compensation of all participants. Southwest made contributions of $1.0 million, $1.2 million, and $2.2 million in 2009, 2008, and 2007, respectively.
Stock Options — In accordance with current accounting guidance, Southwest recorded $32,000, $222,000, and $734,000 of total share-based compensation expense for the periods ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively. The share-based compensation is calculated using the accrual method, which treats each vesting tranche as a separate award and amortizes expense evenly from grant date to vest date for each tranche. The deferred tax asset that was recorded related to this compensation expense was approximately $177,000 for both tax years 2009 and 2008 and $171,000 for 2007.
Southwest has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model and has applied the assumptions set forth in the following table. In 2007, Southwest evaluated the options granted in 2002 and the average life was 2.5 years. In 2008, Southwest evaluated the options granted in 2003 and the average life was 3.0 years. In 2009, Southwest evaluated the options granted in 2004 and the average life was 3.0 years. Southwest will continue to monitor the actual expected term of stock options and will adjust the expected term used in the valuation process when the difference is determined to be significant. No options were granted in 2009.

	2009	2008	2007

Expected dividend yield	N/A	2.24%	1.45%
Expected volatility	N/A	34.36%	29.70%
Risk-free interest rate	N/A	2.30%	4.48%
Expected option term (in years)	N/A	3.00	2.50
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
The amortization of stock-based compensation reflects actual forfeitures.

A summary of option activity under the Stock Plans as of December 31, 2009 and changes during the 36 month period then ended is presented below.

			Weighted
		Weighted	Average Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (dollars
	Options	Price	Life (Years)	in thousands)

Outstanding at December 31, 2006	860,010	$13.50

Granted	124,431	25.78
Exercised	(96,338)	9.88
Canceled/expired	(4,333)	26.58

Outstanding at December 31, 2007	883,770	$15.56

Granted	5,000	16.93
Exercised	(193,758)	9.99
Canceled/expired	(3,901)	21.39

Outstanding at December 31, 2008	691,111	$17.10

Granted	—	—
Exercised	(139,170)	6.39
Canceled/expired	(172,617)	17.20

Outstanding at December 31, 2009	379,324	$20.98	1.22	$69

Total exercisable at December 31, 2007	705,670	$14.56
Total exercisable at December 31, 2008	634,451	$16.85
Total exercisable at December 31, 2009	377,657	$21.00	1.21	$69
The weighted average grant date fair value of options granted during the twelve month period ended December 31, 2009 and 2008 was $0 and $3.71, respectively. The total intrinsic value of options exercised during the twelve month period ended December 31, 2009 and 2008 was $748,000 and $1.1 million, respectively. The amount of cash received from exercises in 2009 was $889,000. The fair value of options that became vested during 2009 and 2008 was $241,000 and $565,000, respectively.
Shares issued in connection with the exercise of options are issued from available treasury shares. If no treasury shares are available, new share are issued from available authorized shares. During 2009, 90,155 shares issued in connection with stock option exercises were new shares issued from available authorized shares, while 49,015 were issued from available treasury stock. During 2008 and 2007, all shares issued in connection with stock option exercises were issued from available treasury stock.
A summary of the status of Southwest’s nonvested shares as of December 31, 2009 and changes during the twelve month period then ended is presented below.

	Shares	Weighted
	Issuable	Average
	Upon Exercise	Grant Date
	of Options	Fair Value

Nonvested Balance at December 31, 2008	56,660	$4.36

Granted	—	—
Vested	(54,993)	4.38
Forfeited	—	—

Nonvested Balance at December 31, 2009	1,667	$3.71

As of December 31, 2009, there was approximately $200 of total unrecognized compensation expense related to stock option arrangements granted under the Stock Plans. This expense is expected to be recognized during the next year.

Restricted Stock - Restricted shares granted as of December 31, 2009 and 2008 were 77,917 and 52,192, respectively. For both years 2009 and 2008, Southwest recognized $177,000 in compensation expense, net of tax, related to all restricted shares outstanding. At December 31, 2009, there was $277,000 of total unrecognized compensation expense related to restricted shares granted under the Stock Plans. This unrecognized expense is expected to be recognized during the next three years.
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
15. Related Party Transactions
Directors and officers of Southwest, Stillwater National, and Bank of Kansas were customers of, and had transactions with, Southwest in the ordinary course of business, and similar transactions are expected in the future. All loans included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of loss or present other unfavorable features. Certain directors, and companies in which they have ownership interests, had indebtedness to Southwest totaling $2.9 million, and $2.2 million at December 31, 2009 and 2008, respectively. During 2009, $14.0 million of new loans and advances on existing loans were made to these persons and repayments totaled $13.3 million.
At December 31, 2009 and 2008, directors, officers and other related interest parties had demand, non-interest bearing deposits of $5.4 million and $5.9 million, respectively, savings and interest-bearing transaction accounts of $2.2 million and $2.6 million, respectively, and time certificates of deposit of $670,000 and $1.3 million, respectively.
16. Operating Leases
Southwest leases certain equipment and facilities for its operations. Future minimum annual rental payments required under operating leases, net of sublease agreements, that have initial or remaining lease terms in excess of one year as of December 31, 2009 follow:

2010	$2.7 million
2011	$2.1 million
2012	$1.6 million
2013	$1.1 million
2014	$0.9 million
Thereafter	$1.7 million
The total rental expense was $2.8 million, $2.6 million, and $2.4 million, in 2009, 2008, and 2007, respectively.
17. Financial Instruments with Off-Balance Sheet Risk
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

The following table provides a summary of Southwest’s off-balance sheet financial instruments:

	At December 31,

(Dollars in thousands)	2009	2008

Commitments to extend commercial and real estate mortgage credit	$387,486	$649,830
Standby and commercial letters of credit	5,105	7,752

Total	$392,591	$657,582

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
18. Commitments and Contingencies
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
At periodic intervals, the FRB, the OCC, the FDIC, and the State of Kansas, routinely examine Southwest’s, Stillwater National’s, and Bank of Kansas’ financial statements as part of their legally prescribed oversight of the banking industry. Based on these examinations, the regulators can direct that Southwest’s, Stillwater National’s, and Bank of Kansas’ financial statements be adjusted in accordance with their findings.
Southwest has adopted a Severance Compensation Plan (the “Plan”) for the benefit of certain officers and key members of management. The Plan’s purpose is to protect and retain certain qualified employees in the event of a change in control (as defined) and to reward those qualified employees for loyal service to Southwest by providing severance compensation to them upon their involuntary termination of employment after a change in control of Southwest. At December 31, 2009, Southwest has not recorded any amounts in the consolidated financial statements relating to the Plan. If a change of control were to occur, the maximum amount payable to certain officers and key members of management would approximate $689,000.
19. VISA USA Shares
Stillwater National and other VISA USA member banks are obligated to share in costs resulting from litigation against VISA USA, including the costs of the November 9, 2007 settlement of an antitrust lawsuit brought by American Express and potential costs of certain other pending litigation. In March 2008, Visa, Inc. (“Visa”) completed an initial public offering. This transaction allowed Visa to place part of the cash proceeds into an escrow account that will be utilized to pay litigation and settlement expenses. Stillwater National previously estimated the settlement costs of such litigation and recorded its proportionate share of that estimated liability, reduced by its proportionate share of the escrow account established by Visa. In the second quarter of 2009, Visa announced another deposit into the litigation escrow account. As a result of this funding, Stillwater National reduced their estimated settlement costs by approximately $340,000. As of December 31, 2009, Stillwater National has a payable of $6,000 recorded on the books based on our review of the outstanding litigation. This amount is an estimate and further adjustments may be required.
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
20. Supplemental Cash Flow Information

	For the Years Ended December 31,

(Dollars in thousands)	2009	2008	2007

Cash paid for interest	$55,535	$77,498	$86,407
Cash paid for taxes on income	12,434	9,774	14,808
Loans transferred to other real estate owned	23,552	14,479	1,284
21. Operating Segments
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
Portfolio loans are allocated based upon the state of the borrower, or the location of the real estate in the case of real estate loans. Loans included in the Other State Banking segment are portfolio loans attributable to thirty-seven states other than Oklahoma, Texas, or Kansas, and primarily consist of healthcare and commercial real estate credits. These out of state loans are administered by offices in Oklahoma, Texas, or Kansas.

The following table summarizes financial results by operating segment:

For the Year Ended December 31, 2009
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking**	Banking	Market	Operations*	Company

Net interest income	$44,651	$42,236	$14,518	$9,424	$1,139	$(13,277)	$98,691
Provision for loan losses	7,977	12,838	8,053	10,308	—	—	39,176
Noninterest income	8,899	1,805	6,020	422	2,063	2,727	21,936
Noninterest expenses	25,993	13,877	11,918	2,146	3,439	3,485	60,858

Income before taxes	19,580	17,326	567	(2,608)	(237)	(14,035)	20,593
Taxes on income	7,420	6,604	143	(990)	(89)	(5,477)	7,611

Net income	$12,160	$10,722	$424	$(1,618)	$(148)	$(8,558)	$12,982

*	Includes externally generated revenue of $9.6 million, primarily from investing services, and an internally generated loss of $20.2 million from the funds management unit

**	Noninterest income includes the $3.3 million gain on acquisition previously described.

Fixed asset expenditures	$2,290	$10	$2,419	$—	$—	$526	$5,245
Total loans at period end	933,150	1,054,404	359,633	277,512	43,134	—	2,667,833
Total assets at period end	950,355	1,044,324	441,114	275,653	45,148	351,697	3,108,291
Total deposits at period end	1,640,839	160,064	283,506	—	1,527	506,794	2,592,730

For the Year Ended December 31, 2008
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations *	Company

Net interest income	$48,218	$33,802	$9,090	$9,486	$1,392	$(12,269)	$89,719
Provision for loan losses	5,359	7,615	4,396	1,609	—	—	18,979
Noninterest income	8,607	1,920	12	187	1,500	3,912	16,138
Noninterest expenses	30,794	15,731	6,261	3,281	3,132	3,289	62,488

Income before taxes	20,672	12,376	(1,555)	4,783	(240)	(11,646)	24,390
Taxes on income	8,167	4,825	(433)	2,027	(96)	(5,001)	9,489

Net income	$12,505	$7,551	$(1,122)	$2,756	$(144)	$(6,645)	$14,901

*	Includes externally generated revenue of $9.6 million, primarily from investing services, and an internally generated loss of $18.0 million from the funds management unit

Fixed asset expenditures	$1,678	$765	$306	$29	$—	$878	$3,656
Total loans at period end	966,243	947,603	304,855	275,805	56,941	—	2,551,447
Total assets at period end	984,298	945,907	310,503	272,599	61,149	305,306	2,879,762
Total deposits at period end	1,394,008	133,745	146,182	—	1,550	504,637	2,180,122

For the Year Ended December 31, 2007
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations *	Company

Net interest income	$48,103	$26,711	$10,209	$6,850	$1,738	$(1,014)	$92,597
Provision for loan losses	2,317	4,189	1,253	1,188	—	—	8,947
Noninterest income	9,505	1,616	181	119	3,403	1,609	16,433
Noninterest expenses	29,408	13,462	7,858	2,255	3,360	8,765	65,108

Income before taxes	25,883	10,676	1,279	3,526	1,781	(8,170)	34,975
Taxes on income	9,946	4,126	420	1,363	684	(2,942)	13,597

Net income	$15,937	$6,550	$859	$2,163	$1,097	$(5,228)	$21,378

*	Includes externally generated revenue of $4.4 million, primarily from consulting services, and an internally generated loss of $3.8 million from the funds management unit

Fixed asset expenditures	$1,169	$728	$545	$—	$57	$788	$3,287
Total loans at period end	876,085	759,389	282,846	227,237	66,275	—	2,211,832
Total assets at period end	883,156	759,837	294,927	230,109	71,843	324,426	2,564,298
Total deposits at period end	1,278,954	127,053	120,754	—	1,346	530,472	2,058,579
22. Parent Company Condensed Financial Information
Following are the condensed financial statements of Southwest Bancorp, Inc. (“Parent Company only”) for the periods indicated:

	At December 31,

(Dollars in thousands)	2009	2008

Statements of Financial Condition
Assets:
Cash and due from banks	$13,918	$48,086
Investment in subsidiary banks	361,748	338,454
Investments in other subsidiaries	13,360	10,153
Investment securities, available for sale	1,079	888
Other assets	2,560	4,063

Total	$392,665	$401,644

Liabilities:
Subordinated debentures	$81,963	$81,963
Notes payable	—	15,000
Other liabilities	924	2,478
Shareholders’ Equity:
Preferred stock and related accounts	67,037	66,392
Common stock and related accounts	242,741	235,811

Total	$392,665	$401,644

	For the Year Ended December 31,

(Dollars in thousands)	2009	2008	2007

Statements of Operations
Income:
Cash dividends from subsidiaries	$6,655	$2,149	$7,117
Noninterest income	1,091	995	—
Investment income	101	(275)	389

Total income	7,847	2,869	7,506
Expense:
Interest on subordinated debentures	5,495	4,961	3,894
Noninterest expense	2,273	2,001	2,492

Total expense	7,768	6,962	6,386

Total income (loss) before taxes and equity in undistributed income of subsidiaries	79	(4,093)	1,120
Taxes on income	(2,440)	(2,303)	(2,036)

Income before equity in undistributed income of subsidiaries	2,519	(1,790)	3,156
Equity in undistributed income of subsidiaries	10,463	16,691	18,222

Net income	$12,982	$14,901	$21,378

	For the Year Ended December 31,

(Dollars in thousands)	2009	2008	2007

Statements of Cash Flows
Operating activities:
Net income	$12,982	$14,901	$21,378
Equity in undistributed income of subsidiaries	(10,463)	(16,691)	(18,222)
Other, net	1,301	(2,548)	1,343

Net cash provided by (used in) operating activities	3,820	(4,338)	4,499

Investing activities:
Available for sale securities:
Purchases	(156)	(2)	(35)
Sales / Maturities	118	12,124	13,124
Capital contribution to Banks	(8,500)	(77,000)	(15,510)
Investment in/capital contribution to other subsidiaries	(10,010)	(1,070)	—
Return of capital/advances from other subsidiaries	100	—	450

Net cash used in investing activities	(18,448)	(65,948)	(1,971)

Financing activities:
Net increase (decrease) in short-term borrowings	(15,000)	12,500	2,500
Net proceeds from issuance of common stock	1,193	2,380	1,460
Proceeds from issuance of subordinated debentures	—	35,570	—
Proceeds from issuance of preferred stock	—	70,000	—
Preferred stock dividend	(3,940)	(243)	—
Common stock dividends	(1,793)	(5,219)	(5,145)

Net cash provided by (used in) financing activities	(19,540)	114,988	(1,185)

Net increase (decrease) in cash and cash equivalents	(34,168)	44,702	1,343
Cash and cash equivalents, Beginning of year	48,086	3,384	2,041

End of year	$13,918	$48,086	$3,384

23. Selected Quarterly Financial Data (Unaudited)

	For the Quarter Ended

(Dollars in thousands, except per share data)	12-31-09	09-30-09	06-30-09	03-31-09

Operations Data
Interest income	$38,789	$37,733	$38,091	$35,786
Interest expense	10,992	12,333	13,635	14,748

Net interest income	27,797	25,400	24,456	21,038
Provision for loan losses	10,640	10,177	7,477	10,882
Gain on sales of securities and loans	936	396	917	3,639
Noninterest income	3,552	3,314	6,344	2,838
Noninterest expenses	16,041	15,528	14,690	14,599

Income before taxes	5,604	3,405	9,550	2,034
Taxes on income	2,030	1,271	3,605	705

Net income	$3,574	$2,134	$5,945	$1,329

Per Share Data
Basic earnings per common share	$0.17	$0.07	$0.34	$0.02
Diluted earnings per common share	0.17	0.07	0.33	0.02
Dividends declared per common share	0.0238	0.0238	0.0238	0.0238
Weighted average common shares outstanding
Basic	14,706,718	14,649,061	14,586,025	14,555,058
Diluted	14,740,449	14,709,134	14,626,952	14,631,471

	For the Quarter Ended

(Dollars in thousands, except per share data)	12-31-08	09-30-08	06-30-08	03-31-08

Operations Data
Interest income	$38,895	$40,994	$39,931	$42,974
Interest expense	16,481	17,806	17,647	21,141

Net interest income	22,414	23,188	22,284	21,833
Provision for loan losses	6,698	6,855	3,190	2,236
Gain on sales of securities and loans	324	551	606	2,085
Noninterest income	3,105	3,511	3,353	2,603
Noninterest expenses	13,793	16,533	16,332	15,830

Income before taxes	5,352	3,862	6,721	8,455
Taxes on income	2,127	1,556	2,559	3,247

Net income	$3,225	$2,306	$4,162	$5,208

Per Share Data
Basic earnings per common share	$0.21	$0.16	$0.29	$0.36
Diluted earnings per common share	0.20	0.16	0.28	0.36
Dividends declared per common share	0.0950	0.0950	0.0950	0.0950
Weighted average common shares outstanding
Basic	14,450,733	14,527,893	14,526,038	14,413,686
Diluted	14,673,616	14,676,082	14,680,262	14,608,190

24. Accounting Standard Issued But Not Yet Adopted
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
New authoritative accounting guidance under ASC 810, Consolidation, amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purposes and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement, as well as its effect on the entity’s financial statements. The new authoritative accounting guidance under ASC 810 is effective for Southwest on January 1, 2010 and is not expected to have a significant impact on Southwest’s financial statements.

OTHER MATERIAL REQUIRED BY FORM 10-K
Business
General
Southwest is a bank holding company headquartered in Stillwater, Oklahoma which provides commercial and consumer banking services through its banking subsidiaries, Stillwater National and Bank of Kansas. Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest is registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). As such, Southwest is subject to supervision and regulation by the Federal Reserve. Stillwater National is a national bank subject to supervision and regulation by the OCC. Bank of Kansas, headquartered in South Hutchinson, Kansas, is a state chartered commercial bank and is subject to supervision and regulation by the FDIC and Kansas banking authorities. The deposit accounts of Southwest’s banking subsidiaries are insured by the FDIC to the maximum permitted by law.
Products and Services
Southwest offers a wide variety of commercial and consumer lending and deposit services. Southwest has developed internet banking services, called SNB DirectBanker®, for consumer and commercial customers, a highly automated lockbox, imaging, and information service for commercial customers called “SNB Digital Lockbox,” and deposit products that automatically sweep excess funds from commercial demand deposit accounts and invest them in interest bearing funds (“Sweep Agreements”). The commercial loans offered by Southwest include (i) commercial real estate loans, (ii) working capital and other commercial loans, (iii) construction loans, and (iv) Small Business Administration (“SBA”) guaranteed loans. Consumer lending services include (i) student loans, (ii) residential real estate loans and mortgage banking services, and (iii) personal lines of credit and other installment loans. Southwest also offers deposit and personal banking services, including (i) commercial deposit services such as SNB Digital Lockbox, commercial checking, money market, and other deposit accounts, and (ii) retail deposit services such as certificates of deposit, money market accounts, checking accounts, NOW accounts, savings accounts, and automatic teller machine (“ATM”) access. Insurance, benefit, and annuity products are offered through SNB Insurance Agency, Inc., a wholly owned subsidiary of Stillwater National. Trust services, personal brokerage, and credit cards are offered through relationships with independent institutions and Bank of Kansas.
Strategic Focus
Southwest’s banking philosophy is to provide a high level of customer service, a wide range of financial services, and products responsive to customer needs. This philosophy has led to the development of a line of deposit, lending, and other financial products that respond to professional and commercial customer needs for speed, efficiency, and information. These include Southwest’s Sweep Agreements, SNB Digital Lockbox, and SNB DirectBanker® and other internet banking products, which complement Southwest’s more traditional banking products. Southwest also emphasizes the marketing of personal banking, investment, and other financial services to highly educated, professional and business persons in its markets. Southwest seeks to build close relationships with businesses, professionals and their principals and to serve their banking needs throughout their business development and professional lives. For a number of years, Southwest’s strategic focus has included expansion in carefully selected geographic markets based upon a tested business model developed in connection with its expansion into Oklahoma City in 1982. This geographic expansion has been based on identification of markets with concentrations of customers in Southwest’s traditional areas of expertise: healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate lending and makes uses of traditional and specialized financial services. Specialized services include integrated document imaging and cash management services designed to help our customers in the healthcare industry and other record-intensive enterprises operate more efficiently. We reduced our loan growth in 2009, and have determined to reduce our concentration in commercial real estate loans. Southwest’s strategic focus also includes careful expansion of our community banking operations.

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
Banking Segments. The banking segments include Oklahoma Banking, which includes the Stillwater division, the Central Oklahoma division based in Oklahoma City, and the Tulsa division; Texas Banking, which includes the Dallas-Frisco division, the Dallas-Preston Center division, the Austin division, and the San Antonio division; Kansas Banking, which includes the FNBA division, the Hutchinson division, the Wichita division, and the Kansas City division. The Stillwater and Hutchinson divisions serve their respective markets as full-service community banks emphasizing both commercial and consumer lending. The other eight divisions pursue a more focused marketing strategy, targeting managers, professionals, and businesses for lending, and offering more specialized services. All of the regional divisions focus on commercial and consumer financial services to local businesses and their senior employees and to other managers and professionals living and working in Southwest’s market areas. Southwest has a high-service level philosophy. Loan officers often meet at the customer’s home or place of business to close loans.
     Oklahoma Banking Segment The Oklahoma Banking segment accounted for $12.2 million, or 94%, of consolidated net income. Net income from this segment decreased $345,000, or 3%, primarily as a result of increased provision for loan loss and decreased net interest income, offset in part by decreased noninterest expenses. During 2009, total assets decreased $33.9 million, or 3%.
     Texas Banking Segment The Texas Banking segment accounted for $10.7 million, or 83%, of consolidated net income. Net income from this segment increased $3.2 million, or 42%, primarily as a result of increased net interest income and decreased noninterest expenses, offset in part by increased provision for loan loss and increased income taxes. During 2009, total assets increased $98.4 million, or 10%.
     Kansas Banking Segment The Kansas Banking segment accounted for $424,000, or 3% of consolidated net income. Net income from this segment increased $1.5 million, or 138%, primarily as a result of increased noninterest income, which includes the $3.3 million recognized gain on the FDIC-assisted acquisition of FNBA, and increased net interest income, offset in part by increased provision for loan losses and increased noninterest expenses. During 2009, total assets increased $130.6 million, or 42%, primarily as a result of the acquisition of FNBA.
     Other States Banking Segment The Other States Banking segment primarily consists of healthcare and commercial real estate credits in thirty-seven states other than Oklahoma, Texas and Kansas. The Other States Banking segment incurred a net loss of $1.6 million for the year. Net income from this segment decreased $4.4 million, or 159%, primarily as a result of increased provision for loan losses, offset in part by decreased noninterest expenses and decreased income taxes. During 2009, total assets increased $3.1 million, or 1%.
     Secondary Market Segment Southwest has a long history of student and residential mortgage lending. These operations comprise the Secondary Market business segment. During 2009, this segment incurred a loss of $148,000 and $16.0 million fewer year-end assets, primarily loans held for sale. This decline in outstanding loans was the result of less student lending. Southwest manages its mortgage and student lending operations through its home office. Southwest markets its student lending program directly to financial aid directors at colleges and universities. Southwest also originates first mortgage loans for sale to the Federal National Mortgage Association (“FNMA”) or private investors. Servicing on these loans may be released in connection with the sale.
Operation of the student lending portion of this segment is substantially dependent on Sallie Mae, which provides substantially all of the servicing for government guaranteed and private student loans and provides liquidity through its purchases of student loans and lines of credit. Southwest makes government guaranteed student loans and private student loans. At December 31, 2009, all private student loans were self-insured by Sallie Mae.

Support and Control Functions. Support and control functions are centralized, although each segment has support and control personnel. Costs of centrally managed support and control functions other than funds management (which is included in the Other Operations segment) are allocated to the Banking and Secondary Market segments. Southwest’s philosophy of customer service extends to its support and control functions. Southwest manages and offers products that are technology based, or that otherwise are more efficiently offered centrally through its home office. These include products that are marketed through the regional offices, such as Southwest’s internet banking product for commercial and retail customers (SNB DirectBanker®), commercial information, and item processing services (SNB Digital Lockbox). Southwest’s technology products are marketed to existing customers and to help develop new customer relationships. Use of these products by customers enables Southwest to serve its customers more effectively, use its resources more efficiently, and increase fee income.
For additional information regarding Southwest’s operating segments, please see “Note 21 Operating Segments” to the Consolidated Financial Statements on page 67 of this report. The total of net income of the segments discussed above is more than consolidated net income for 2009 due to income allocated to the Other Operations segment, which provides funding and liquidity services to the rest of the organization.
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
Southwest has twenty-four full-service banking offices, four located in Stillwater, Oklahoma, two each located in the Oklahoma City and Tulsa, Oklahoma metropolitan areas, two each located in the Dallas and San Antonio, Texas metropolitan areas, two each located in the Hutchinson area and Wichita, Kansas, one each in Chickasha and Edmond, Oklahoma, Austin and Tilden, Texas, and Anthony, Harper, Mayfield and Overland Park, Kansas. It also operates loan production offices in the Kansas City, Kansas area, on the campus of the University of Oklahoma Health Sciences Center, and in Houston, Texas. See “Item 2 Properties” on page 94 of this report. Southwest has developed and continues to pursue a business strategy that does not rely on an extensive branch network. National banks headquartered in Oklahoma now have broad powers to establish de novo branches anywhere in Oklahoma or Texas, and Kansas chartered banks have broad powers to establish branches in Kansas.
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
The business of mortgage banking is highly competitive. Southwest competes for loan originations with other financial institutions, such as mortgage bankers, state and national banks, federal savings banks, credit unions, and insurance companies. Many of Southwest’s competitors have financial resources that are substantially greater than those available to Southwest. Southwest competes principally by providing competitive pricing by motivating its sales force through the payment of commissions on loans originated and by providing high quality service to builders, borrowers, and realtors.
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
Regulation, Supervision, and Governmental Policy
Following is a brief summary of certain statutes and regulations that significantly affect Southwest and its banking subsidiaries. A number of other statutes and regulations affect Southwest and its subsidiaries but are not summarized below. Although Stillwater National and Bank Kansas have different primary federal banking regulators, many of the rules that govern them are substantially the same. Where practical, the rules for all banks are discussed together below. For ease of reference the term “banks” is used below to include national and federal savings banks, unless otherwise indicated. The term “commercial banks” includes nationally and state chartered banks, but not federal savings associations or federal savings banks.
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

The federal Change in Bank Control Act and the related regulations of the Federal Reserve require any person or persons acting in concert (except for companies required to make application under the Holding Company Act) to file a written notice with the Federal Reserve before the person or persons acquire control of Southwest or its banking subsidiaries. The Change in Bank Control Act defines “control” as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank.
The Holding Company Act also limits the investments and activities of bank holding companies. In general, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a commercial bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing, or controlling commercial banks, providing services for its subsidiaries, non-bank activities that are closely related to banking and other financially related activities. The activities of Southwest are subject to these legal and regulatory limitations under the Holding Company Act and Federal Reserve regulations. Non-bank and financially related activities of bank holding companies also may be subject to regulation and oversight by regulators other than the Federal Reserve.
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
The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Regulatory Capital Requirements” on page 79 of this report.
The Federal Reserve has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. Southwest has made informal commitments to the Federal Reserve which include providing prior notice of the declaration and payment of dividends on trust preferred securities, preferred stock issued under the Treasury Department’s Capital Purchase Program, and common stock, and of planned receipt of dividends from its banking subsidiaries.
National Bank Regulation. As a national bank, Stillwater National is subject to the primary supervision of the Office of the Comptroller of the Currency (“OCC”) under the National Bank Act. The prior approval of the OCC is required for a national bank to establish or relocate a branch office or to engage in any merger, consolidation, or significant purchase or sale of assets.
The OCC regularly examines the operations and condition of Stillwater National including but not limited to its capital adequacy, loans, allowance for loan losses, investments, liquidity, interest rate risk, and management practices. These examinations are for the protection of Stillwater National’s depositors and the deposit insurance funds administered by the FDIC. In addition, Stillwater National is required to furnish quarterly and annual reports to the OCC. The OCC’s enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a national bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.
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

The approval of the OCC is required prior to the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, Stillwater National is prohibited by federal statute from paying dividends or making any other capital distribution that would cause Stillwater National to fail to meet its regulatory capital requirements. Further, the OCC also has authority to prohibit the payment of dividends by a national bank when it determines that their payment would be an unsafe and unsound banking practice. In addition, the January 2010 agreement between Stillwater National and the OCC requires prior OCC approval of dividends.
State Non-Member Bank Regulation. As a Kansas-chartered bank that is not a member of the Federal Reserve System, Bank of Kansas is subject to the primary supervision of the FDIC and Kansas state banking authorities. Prior regulatory approval is required for Bank of Kansas to establish or relocate a branch office or to engage in any merger, consolidation, or significant purchase or sale of assets.
The FDIC and Kansas banking authorities regularly examine the operations and condition of Bank of Kansas, including but not limited to its capital adequacy, loans, allowance for loan losses, investments, liquidity, interest rate risk, and management practices. These examinations are for the protection of Bank of Kansas’ depositors and the deposit insurance funds administered by the FDIC. In addition, Bank of Kansas is required to furnish quarterly and annual reports to the FDIC. FDIC and Kansas enforcement authority includes the power to remove officers and directors and the authority to issues cease-and-desist orders to prevent a state non-member bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.
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
Transactions with Affiliates. Stillwater National and Bank of Kansas are subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, Southwest and other affiliates and on investments in their stock or other securities. These restrictions prevent Southwest and its nonbanking subsidiaries from borrowing from Stillwater National or Bank of Kansas unless the loans are secured by specified collateral and require those transactions to have terms comparable to terms of arms-length transactions with third persons. In addition, secured loans and other transactions and investments by Stillwater National or Bank of Kansas are generally limited in amount as to Southwest and as to any other affiliate to 10% of Stillwater National’s or Bank of Kansas’ capital and surplus and as to Southwest and all other affiliates together to an aggregate of 20% of Stillwater National’s or Bank of Kansas’ capital and surplus. Certain exemptions to these limitations apply to extensions of credit by, and other transactions between, Stillwater National or Bank of Kansas and Southwest’s other subsidiaries. These regulations and restrictions may limit Southwest’s ability to obtain funds from Stillwater National and Bank of Kansas for its cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.
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
Federal Deposit Insurance. Southwest’s bank subsidiaries pay deposit insurance premiums to the FDIC based on risk-based assessment rates. For additional information, see “Management’s Discussion and Analysis — FDIC and other insurance” on page 16 of this report.
Regulatory Capital Requirements. The Federal Reserve, the OCC, and the FDIC, have established guidelines for maintenance of appropriate levels of capital by bank holding companies, national banks, state chartered banks, and federal savings banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.
Federal regulations require bank holding companies and banks to maintain a minimum leverage ratio of Tier 1 capital (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. The capital regulations state, however, that only the strongest bank holding companies and banks with composite examination ratings of 1 under the rating system used by the federal banking regulators would be permitted to operate at or near this minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization’s capital adequacy by its primary regulator. A bank, or bank holding company, experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels. In addition, the Federal Reserve has indicated that it also may consider the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.
The risk-based capital rules require bank holding companies and banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders’ equity, certain perpetual preferred stock (noncumulative perpetual preferred stock with respect to national banks), and minority interests in the equity accounts of consolidated subsidiaries, less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases, perpetual preferred stock that does not qualify as Tier 1 capital, long-term preferred stock with an original maturity of at least 20 years from issuance, hybrid capital instruments, including perpetual debt and mandatory convertible securities, subordinated debt, intermediate-term preferred stock, and up to 45% of pre-tax net unrealized gains on available for sale equity securities.
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
Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. Stillwater National and Bank of Kansas did not have any trading assets or liabilities during 2009, 2008, and 2007 and were not required to maintain such supplemental capital.
The federal banking regulators have established regulations that classify banks by capital levels and provide for various “prompt corrective actions” to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2009, Stillwater National and Bank of Kansas were well-capitalized as defined in applicable banking regulations. Stillwater National has informally agreed with the OCC to maintain a Tier I leverage ratio of at least 8.5% and a total capital ratio of at least 12.5%. At December 31, 2009, Stillwater National’s ratios substantially exceeded the committed minimums. For information regarding Southwest’s, Stillwater National’s, and Bank of Kansas’ compliance with their respective regulatory capital requirements, see “Management’s Discussion and Analysis — Capital Resources” on page 22 of this report, “Management’s Discussion and Analysis — Certain Regulatory Matters” on page 27 of this report, and in the Notes to Consolidated Financial Statements in this report, “Note 10 Subordinated Debentures” on page 56 and “Note 13 Capital Requirements & Regulatory Matters” on pages 61 through 62.
Brokered Deposits. Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew, or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. Stillwater National and Bank of Kansas are each eligible to accept brokered deposits as a result of their capital levels. Stillwater National regularly makes use of brokered deposits. Bank of Kansas has not used brokered deposits but may do so in the future when management deems it appropriate from an asset/liability management perspective. Stillwater National has agreed to obtain OCC approval before increasing its use of brokered deposits. Stillwater National has reduced its reliance on brokered deposits and other non-core funding sources, and does not anticipate any increase in the usage of brokered deposits.
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

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, to evaluate the institution’s record of making loans in its assessment areas; (b) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (c) service, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches, and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. Stillwater National and Bank of Kansas were all assigned a “satisfactory” rating as a result of their last CRA examination.
Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects, or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA, or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA PATRIOT Act” or the “Patriot Act,” enacted in response to the September 11, 2001 terrorist attacks, enacted prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to prevent the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires banks and other depository institutions, brokers, dealers and certain other businesses involved in the transfer of money to establish anti-money laundering programs, including employee training and independent audit requirements meeting minimum standards specified by the act, to follow standards for customer identification and maintenance of customer identification records, and to compare customer lists against lists of suspected terrorists, terrorist organizations, and money launderers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) established a broad range of corporate governance and accounting measures intended to increase corporate responsibility and protect investors by improving the accuracy and reliability of disclosures under federal securities laws. Southwest is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley, its implementing regulations, and related NASDAQ Stock Market rules have established new membership requirements and additional responsibilities for Southwest’s audit committee, imposed restrictions on the relationship between Southwest and its outside auditors (including restrictions on the types of non-audit services auditors may provide to their clients), imposed additional financial statement certification responsibilities for Southwest’s Chief Executive Officer and Chief Financial Officer, expanded the disclosure requirements for corporate insiders, required management to evaluate Southwest’s disclosure controls and procedures and its internal control over financial reporting, and required Southwest’s auditors to issue a report on Southwest’s internal control over financial reporting.
Capital Purchase Program. Southwest sold securities to the United States Treasury in the Treasury’s Capital Purchase Program, or “CPP”. The CPP is a voluntary program which offered qualifying banks and bank holding companies to sell preferred securities and warrants to the Treasury. The same terms applied to all public company participants in the plan. The CPP provided an alternative source of capital funds to support growth and for other purposes at a time when the public market for banks securities were weak due to economic uncertainties affecting the whole banking sector. The purpose of the CPP was to stabilize financial markets by providing capital to healthy institutions and increase the flow of credit to businesses and consumers. For a description of CPP securities and their terms, see “Note 11 Shareholders’ Equity” to the Consolidated Financial Statements on page 59.
Under the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009 participants in the CPP and certain of their officers are subject to special requirements during the time that Treasury continues to hold their preferred securities, warrants, or common stock issued upon exercise of the warrants. These include prohibitions of: incentive compensation payments payable in cash or stock options to covered officers; incentive compensation paid in stock, except for grants of restricted stock that may not fully vest until after none of Southwest’s CPP preferred shares remain outstanding, and are limited in value to 1/3 of total compensation per covered officer; incentives that would cause a covered officer to take unnecessary and excessive risks that threaten the value of Southwest; payments to a covered officer triggered by his or her departure from employment, other than payments for services performed and accrued benefits; and payments of tax-gross ups, which are reimbursements to cover taxes owed by officers with respect to any compensation.
The incentive compensation restrictions apply to the five most highly compensated employees at Southwest. The severance payment restrictions apply to the Named Executive Officers and the next five most highly compensated officers. Some of the additional provisions of the Recovery Act may apply to additional officers at Southwest.
Covered officers also are required to return any bonus or incentive compensation they receive that was based upon statements of earnings, revenues, gains, or other criteria that are later found to be materially inaccurate.
Companies with outstanding CPP preferred securities also are required to: provide shareholders with an opportunity to cast nonbinding advisory votes on executive compensation; establish independent compensation committees; establish policies regarding excessive luxury expenditures; and provide certifications of compliance with these requirements.
Temporary Liquidity Guarantee Program. Southwest’s bank subsidiaries participate in the FDIC’s voluntary Temporary Liquidity Guarantee Program (“TLGP”), which was established in November 2008. Under the TLGP the FDIC will (i) guarantee, through the earlier maturity or June 30, 2012, newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum, and Interest and Lawyers Trust Accounts held at participating FDIC insured institutions through June 30, 2010.
Other Laws and Regulations. Some of the aspects of the lending and deposit business of Stillwater National and Bank of Kansas that are subject to regulation by the Federal Reserve and the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and deposit accounts. Stillwater National’s federal student lending activities are subject to regulation and examination by the United States Department of Education. In addition, Stillwater National and Bank of Kansas are subject to numerous federal and state laws and regulations that include specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms, and discrimination in credit transactions.
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
Employees
As of December 31, 2009, Southwest employed 466 persons on a full-time equivalent basis, including executive officers, loan, and other banking officers, branch personnel, and others. No employees of Southwest or any of its consolidated subsidiaries are represented by a union or covered under a collective bargaining agreement. Management of Southwest considers their employee relations to be excellent.

Board of Directors of Southwest Bancorp, Inc. and Stillwater National Bank & Trust Company

Robert B. Rodgers, Chairman of the Board	President, Bob Rodgers Motor Company

Rick Green, Vice Chairman of the Board	President and Chief Executive Officer Southwest and Stillwater National

James E. Berry II	Owner, Shading Concepts

Tom D. Berry	Auctioneer, Real Estate Broker, Oil & Gas Exploration

Joe Berry Cannon	Assistant Professor of Management, Oral Roberts University School of Business

John Cohlmia	Real Estate Broker, Grubb & Ellis/Levy Beffort

David S. Crockett Jr., CPA	Owner, David S. Crockett & Co., CPA’s

J. Berry Harrison	Oklahoma State Senator (retired) and Rancher

James M. Johnson	Self-employed Small Business Owner

David P. Lambert	Chairman of the Board, Lambert Construction Company

Linford R. Pitts	President, Stillwater Transfer & Storage, Inc.

Russell W. Teubner	Founder and Chief Executive Officer, HostBridge Technology

Board of Directors of Bank of Kansas

Robert B. Rodgers, Chairman of the Board	President, Bob Rodgers Motor Company

Rick Green, Vice Chairman of the Board	President and Chief Executive Officer Southwest and Stillwater National

Patrick L. Gearhart	President, Wichita Division of Bank of Kansas

Jerry Lanier	President and Chief Executive Officer, Bank of Kansas; Executive Vice President and Chief Lending Officer of Stillwater National

David Lesperance	President, Hutchinson Division of Bank of Kansas

Anthony W. Martin	Retired Dentist

David W. Pitts	Executive Vice President and Regional Director, Bank of Kansas; Senior Vice President of Stillwater National

Douglas J. Watts	President, Kansas City Division of Stillwater National

Executive Officers
The following table sets forth information regarding the executive officers of Southwest, Stillwater National, and Bank of Kansas who are not directors of Southwest.

Name	Age	Position
Priscilla Barnes	53	Executive Vice President, Director of Human Resources and Compliance of Stillwater National and Bank of Kansas

Kerby E. Crowell	60	Executive Vice President, Chief Financial Officer, and Secretary of Southwest and Stillwater National; Executive Vice President, Chief Financial Officer, Cashier, and Secretary of Bank of Kansas

David Dietz	54	Executive Vice President and Chief Information Officer of Stillwater National and Bank of Kansas

Steven M. Gobel	58	Executive Vice President, Chief Accounting and Controls Officer and Associate Chief Financial Officer of Southwest and Stillwater National; Executive Vice President, Chief Accounting Officer and Assistant Secretary of Bank of Kansas

Jerry L. Lanier	61	Executive Vice President and Chief Lending Officer of Stillwater National; President and Chief Executive Officer of Bank of Kansas

David W. Pitts	49	Executive Vice President and Regional Director, Bank of Kansas; Senior Vice President of Stillwater National

Laura Robertson	36	Senior Vice President, Public Company Reporting and Tax Manager of Southwest and Stillwater National

Kimberly G. Sinclair	54	Executive Vice President and Chief Administrative Officer of Stillwater National and Bank of Kansas

Charles H. Westerheide	61	Executive Vice President and Treasurer of Southwest, Stillwater National and Bank of Kansas
The principal occupations and business experience of each executive officer of Southwest, Stillwater National, and Bank of Kansas are shown below.
Priscilla Barnes was named Executive Vice President, Director of Human Resources and Compliance in July 2009. Ms. Barnes has 30 years experience in the banking industry, joining Stillwater National Bank in 2005 as Vice President, Compliance. Prior to joining Stillwater National Bank, Ms. Barnes was a federal bank examiner, a senior consultant for a regional accounting firm, and served as a banker in many similar capacities. She was named an Oklahoma State University Regent’s Distinguished Scholar and attended the Graduate School of Banking in Madison, Wisconsin.
Kerby E. Crowell joined Stillwater in 1969; has served as Executive Vice President and Chief Financial Officer of Southwest and Stillwater National since 1986; became Secretary of Southwest and Stillwater National in 2000; and was named Secretary of Bank of Kansas in 2007. He is a current member of the Independent Community Bankers Association’s (“ICBA”) Large Community Bank Council. Mr. Crowell is a past Board member of MetaFund Corporation (an Oklahoma Community Development Financial Institution) and the Oklahoma City Chapter of the Financial Executives Institute. In addition, he is a past Board member of ICBA’s Credit Card Subsidiary. Mr. Crowell is also past President of the Oklahoma City Chapter of the Financial Executives Institute, and has served on the Federal Reserve’s Industry Advisory Group on Electronic Check Presentment. In 1996, Mr. Crowell was recognized by the Oklahoma Society of Certified Public Accountants as the Outstanding Certified Public Accountant in Business and Industry.
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
Jerry L. Lanier was appointed Chief Executive Officer of Bank of Kansas in December 2008 and Executive Vice President and Chief Lending Officer of Stillwater National in 2001. Mr. Lanier previously served as Executive Vice President-Credit Administration beginning in December 1999, supervising this area company-wide, and from January 1998 to December 1999, served as Senior Vice President in Credit Administration. From 1992 until joining Stillwater National in 1998, Mr. Lanier was a consultant specializing in loan review. During this same period he also served as court-appointed receiver for a number of Oklahoma-based insurance companies. From 1982-1992, Mr. Lanier served as President of American National Bank and Trust Co. of Shawnee, Oklahoma including service as Chief Executive Officer from 1987-1992. From 1970-1981, he was a National Bank Examiner for the Office of the Comptroller of the Currency in Oklahoma City, Oklahoma and Dallas, Texas, and, while an examiner, served as Regional Director of Special Surveillance from 1979 to 1981. Mr. Lanier has served as United Way Drive Chairman and President; Chairman of the Shawnee Advisory Board of Oklahoma Baptist University; Director of the Shawnee Chamber of Commerce; Director and Chairman of the Youth and Family Resource Center; and President and Trustee of the Shawnee Educational Foundation.
Laura Robertson joined Stillwater National in April 2006. She has served as the Public Company Reporting and Tax Manager since late 2006 and became an officer and assistant secretary of Southwest in 2006. Prior to joining Stillwater National, Ms. Robertson practiced public accounting in the Dallas, Texas metro area. She is a Certified Public Accountant and a member of both the Oklahoma and Texas Society of CPAs as well as the American Institute of Certified Public Accountants. Ms. Robertson currently serves on the Board of Directors for Payne County Court Appointed Special Advocates.
Kimberly G. Sinclair was appointed Chief Administrative Officer in 1995 and has been Executive Vice President of Stillwater National since 1991. Prior to 1991, she had been Senior Vice President and Chief Operations Officer of Stillwater National since 1985. Ms. Sinclair joined Stillwater National in 1975. She is a member of the Stillwater Junior Service Sustainers and just completed a six year term on the Executive Board of Directors for the Stillwater United Way, where she chaired the 2005 and 2006 Day of Caring, as well as the Leader’s Society. She is past Treasurer of the Board of Trustees of the Stillwater Public Education Foundation and a graduate of the Leadership Stillwater Class IX. She has been an Ambassador with the Stillwater Chamber of Commerce and active with various organizations throughout Stillwater.
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

RISK FACTORS
Investing in our common stock involves risks. You should carefully consider the following risk factors before you decide to make an investment decision regarding our stock. The risk factors may cause our future earnings to be lower or our financial condition to be less favorable than we expect. In addition, other risks of which we are not aware, or which we do not believe are material, may cause earnings to be lower or may hurt our financial condition. You should also consider the other information in this Annual Report on Form 10-K, as well as in the documents incorporated by reference into it.
Difficult and unsettled market conditions have affected our profits and loan quality and may continue to do so for an unknown period.
The decrease in our earnings for 2009 is linked to current market conditions that have required increases in our allowance for loan losses. We expect unsettled conditions to continue, and that they may increase the likelihood and the severity of adverse effects discussed in the following risk factors. In particular:
•	There may be less demand for our products and services.

•	Competition in our industry could intensify as a result of increased consolidation of the banking industry.

•	It may become more difficult to estimate losses inherent in our loan portfolio.

•	Loan delinquencies and problem assets may increase.

•	Collateral for loans may decline in value, increasing loan to value ratios and reducing our customers’ borrowing power and the security for our loans.

•	Deposits and borrowings may become even more expensive relative to yields on loans and securities, further reducing our net interest margin, and making it more difficult to maintain adequate sources of liquidity.

•	Asset based liquidity, which depends upon the marketability of assets such as student loans and mortgages, may be reduced.

•	Weak market conditions for banking industry securities may make it unattractive or impractical to raise funds through equity offerings.

•	Compliance with new banking regulations enacted in connection with stimulus legislation may increase our costs, limit our ability to pursue business opportunities, and impair our ability to hire and retain talented managers.
Changes in interest rates and other factors beyond our control may adversely affect our earnings and financial condition.
Our net income depends to a great extent upon the level of our net interest income. Changes in interest rates can increase or decrease net interest income and net income. Net interest income is the difference between the interest income we earn on loans, investments, and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income.
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
We have a substantial amount of loans to individuals and businesses involved in the healthcare industry, including business and personal loans to physicians, dentists, and other healthcare professionals, and loans to for-profit hospitals, nursing homes, suppliers and other healthcare-related businesses. Our strategy calls for continued growth in healthcare lending. This concentration exposes us to the risk that adverse developments in the healthcare industry could hurt our profitability and financial condition as a result of increased levels of nonperforming loans and charge-offs and reduced loan demand and deposit growth.
Our allowance for loan losses may not be adequate to cover our actual loan losses, which could adversely affect our earnings.
We maintain an allowance for loan losses in an amount which we believe is appropriate to provide for losses inherent in the portfolio. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses but that have not been identified as nonperforming or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets or that we will be able to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions may be required based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions or as a result of incorrect assumptions by management in determining the allowance. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operations.
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
We rely on wholesale funding, including FHLB borrowings, federal funds purchased, and brokered deposits, to supplement core deposits to fund our business. At December 31, 2009, these wholesale funding sources constituted approximately 15% of our total deposits and other borrowings and brokered deposits constituted approximately 20% of our total deposits and other borrowings.
Wholesale funding sources are affected by general market conditions and the condition and performance of the borrower, and the availability of funding from wholesale lenders may be dependent on the confidence these investors have in our operations. In addition, our agreement with the OCC requires Stillwater National to obtain prior approval for any increases in brokered deposits. The continued availability to us of these funding sources cannot be assured, and we may find it difficult to retain or replace them at attractive rates as they mature. Our liquidity will be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available to us in the future at acceptable rates of interest or at all. We may not have sufficient liquidity to continue to fund new loans, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature. If we do not have adequate sources of liquidity at attractive rates, we may have to restrain the growth of assets or reduce our asset size, which may adversely affect shareholder value.
Government regulation significantly affects our business.
The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. Stillwater National is subject to regulation and supervision by the OCC. Bank of Kansas is subject to regulation and supervision by the FDIC and Kansas Banking authorities. Southwest is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies.
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
Our ability to pay dividends is limited by law, contract, and banking agency discretion.
Our ability to pay dividends to our shareholders in the past and over the long term largely depends on Southwest’s receipt of dividends from Stillwater National. Bank of Kansas does not currently pay dividends. The amount of dividends that Stillwater National may pay to Southwest is limited by federal laws and regulations. In addition, the agreement entered into by Stillwater National requires prior approval of the OCC for any dividend by Stillwater National, and Southwest has informally committed to consult with the Federal Reserve Bank of Kansas City prior to declaring or paying any dividend, including interest payments on subordinated debentures, or receiving any dividend from Stillwater National or Bank of Kansas. We also have informally committed to submit any planned borrowing by the holding company for approval. Federal Reserve dividend policies state that funds should not be borrowed to pay dividends. We have no plans for any additional holding company borrowings. The Federal Reserve could, at any time, prevent Southwest from paying some or all dividends. Such a decision could result in reputation risk to Southwest and could adversely affect its borrowing costs and liquidity.
We are prohibited from paying dividends on our common stock if the required payments on our preferred stock and subordinated debentures have not been made. We also may decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business.
We have entered into formal and informal agreements with the OCC and have informal commitments to the Federal Reserve that may adversely affect our operations. Failure to comply with these agreements and commitments could subject Southwest, Stillwater National, and their directors to additional enforcement actions and could damage our reputation.
Southwest and Stillwater National are committed to compliance with our agreements and commitments, and are taking aggressive actions to do so. However, we cannot be assured that we will be able to fully comply with them. The agreements and commitments relate primarily to our concentration in commercial real estate lending and our high levels of nonperforming and potential nonperforming loans, most of which are commercial real estate loans. We may not be able to reduce our commercial real estate loan concentrations or problem and potential problem assets quickly enough to fulfill expectations of the banking regulators. The agreement with the OCC does not require that Stillwater National maintain any specific capital ratios; however, Stillwater National has informally agreed to maintain at least a Tier I leverage ratio of 8.5% and a total capital ratio of 12.5%. At December 31, 2009, Stillwater National’s capital ratios significantly exceeded these levels and the regulatory minimums for well-capitalized status. An inability to sufficiently reduce our commercial real estate loan concentrations and problem and potential problem assets or a decrease in capital ratios below the levels to which Stillwater National has informally committed could lead to a need to raise additional capital upon terms which may not be favorable to our existing securities holders and additional regulatory restrictions which could further limit our operations.
Our decisions regarding the fair value of assets acquired could be inaccurate and our estimated loss share receivable in FDIC-assisted acquisitions may be inadequate, which could adversely affect our business, financial condition, results of operations, and future prospects.
In accordance with generally accepted accounting principles, we record assets acquired and liabilities assumed in business combinations at their fair values. The determination of the initial fair values can be complex and involves a high degree of judgment. Goodwill is initially recorded as the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination, and thereafter is tested for impairment at least annually. If the current fair value is determined to be less than the carrying value, an impairment loss is recorded. Our impairment testing of goodwill has not resulted in any losses to date.
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

The acquisition of banks, bank branches, and other businesses involve risks.
In the future we may acquire additional banks, branches or other financial institutions, or other businesses. We cannot assure you that we will be able to adequately or profitably manage any such acquisitions. The acquisition of banks, bank branches, and other businesses involves risk, including exposure to unknown or contingent liabilities, the uncertainties of asset quality assessment, the difficulty and expense of integrating the operations and personnel of the acquired companies with ours, the potential negative effects on our other operations of the diversion of management’s time and attention, and the possible loss of key employees and customers of the banks, businesses, or branches we acquire. Our failure to execute our internal growth strategy or our acquisition strategy could adversely affect our business, results of operations, financial condition, and future prospects.
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
We are and will continue to be dependent upon the services of our executive management team. In addition, we will continue to depend on our ability to retain and recruit key commercial loan officers. The unexpected loss of services of any key management personnel or the inability to recruit and retain qualified personnel in the future could have an adverse effect on our business and financial condition. Banking regulations adopted in connection with federal stimulus legislation may make it more difficult to retain and recruit senior managers.
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

Availability of Filings
Southwest provides internet access to Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports through its Investor Relations section at www.oksb.com (This site is also accessible through Stillwater National’s website at www.banksnb.com and Bank of Kansas’ website at www.bankofkansas.com). Access to these reports is provided by means of a link to a third party vendor that maintains a database of such filings. In general, Southwest intends that these reports be available as soon as reasonably practicable after they are filed with or furnished to the SEC. However, technical and other operational obstacles or delays caused by the vendor may delay their availability. The SEC maintains a website (www.sec.gov) where these filings also are available through the SEC’s EDGAR system. There is no charge for access to these filings through either Southwest’s site or the SEC’s site, although users should understand that there may be costs associated with electronic access, such as usage charges from Internet access providers and telephone companies, that they may bear. The public also may read and copy materials filed by Southwest with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Properties
The locations of Southwest and its subsidiaries are shown below:

Southwest Bancorp, Inc.
Corporate Headquarters
608 S. Main Street
P.O. Box 1988	Stillwater, Oklahoma 74076	405-742-1800
www.oksb.com

Bank of Kansas Locations
Corporate Headquarters
524 N. Main Street
P.O. Box 1707 South	Hutchinson, Kansas 67505	620-728-3000
www.bankofkansas.com

Anthony
203 W. Main Street
P.O. Box 484	Anthony, Kansas 67003	620-842-1000

Harper
1002 Central Street*
P.O. Box 7	Harper, Kansas 67058	620-896-1035

North hutchinson
100 East 30th Avenue
P.O. Box 1707	Hutchinson, Kansas 67502	620-728-3000

Mayfield
102 N. Osborn	Mayfield, Kansas 67103	620-434-5325

Overland Park
14435 Metcalf Avenue	Overland Park, Kansas 66223	913-906-4444

Wichita — East
8415 E. 21st Street North, Suite 150*	Wichita, Kansas 67206	316-315-1600

Wichita — West
10111 W. 21st Street North	Wichita, Kansas 67205	316-315-1600

Stillwater National Bank & Trust Company Locations
Corporate Headquarters
608 S. Main Street
P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2230
www.banksnb.com

Drive-in Facility
308 S. Main Street
P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2230

Operations Center
1624 Cimarron Plaza*
P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2230

19th & Sangre Branch
1908 S. Sangre
P.O. Box 1988	Stillwater, Oklahoma 74074	405-372-2230

OSU Campus Branch Bank
1102 W. Hall of Fame Avenue*
P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2230

Waterford Branch
6301 Waterford Blvd., Suite 101*	Oklahoma City, Oklahoma 73118	405-427-4000

South OKC Branch
8101 S. Walker Ave., Suite B	Oklahoma City, Oklahoma 73139	405-427-4000

Edmond Branch
1440 S. Bryant Avenue*	Edmond, Oklahoma 73034	405-427-4000

Chickasha Branch
500 W. Grand Avenue	Chickasha, Oklahoma 73018	405-427-3100

Tulsa Utica Branch
1500 S. Utica Avenue
P.O. Box 521500	Tulsa, Oklahoma 74152	918-523-3600

Tulsa 61st Branch
2431 E. 61st, Suite 170*
P.O. Box 521500	Tulsa, Oklahoma 74152	918-523-3600

SNB McMullen Bank-Tilden Branch
205 Elm Street
P.O. Box 299	Tilden, Texas 78072	361-274-3391

SNB Bank of Dallas — Frisco
5300 Town and Country Blvd., Suite 100*	Frisco, Texas 75034	972-624-2900

SNB Bank of Dallas-Preston Center
5950 Berkshire Lane, Suite 350*	Dallas, Texas 75225	972-624-2900

SNB Bank of Austin
3900 N. Capital of Texas HWY, Suite 100*	Austin, Texas 78746	512-314-6700

SNB Bank of San Antonio-Stone Oak Branch
777 E. Sonterra Blvd, Suite 190*	San Antonio, Texas 78258	210-442-6100

SNB Bank of San Antonio-Medical Hill Branch
9324 Huebner Road	San Antonio, Texas 78240	210-442-6100

Stillwater National Bank Loan Production Office
10111 Richmond Avenue Suite 132*	Houston, Texas 77042	713-268-8900

Stillwater National Bank Loan Production Office
11350 Tomahawk Creek Parkway, Suite 100*	Leawood, Kansas 66211	913-906-4400

OUHSC Loan Production Office
1106 N. Stonewall*	Oklahoma City, Oklahoma 73117	405-271-3113

OSU-Stillwater Marketing Office
Student Union, Room 150*
P.O. Box 1988	Stillwater, Oklahoma 74076	405-744-5962

*	Leased from third parties. Other properties are owned.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed as Part of this Report
(1) Financial Statements. The following financial statements are filed as a part of this report:
Independent Registered Public Accounting Firm’s Report for the Years Ended December 31, 2009 and 2008
Consolidated Statements of Financial Condition at December 31, 2009 and 2008
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008, and 2007
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2009, 2008, and 2007
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009, 2008, and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008, and 2007
Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008, and 2007
(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.
(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Southwest Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

3.2	Bylaws of Southwest Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed November 19, 2007)

4.1	Rights Agreement, dated as of April 22, 1999, between Southwest Bancorp, Inc. and Harris Trust & Savings Bank, as rights agent and Form of Certificate of Designations setting forth terms of Class B, Series 1 Preferred Stock of Southwest Bancorp, Inc. referred to in the rights agreement (incorporated by reference to Exhibits 1 and 2 to Current Report on Form 8-K dated April 22, 1999)

4.2	Amendment No. 1 to Rights Agreement, dated as of December 2, 2008, between Southwest Bancorp, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 8, 2008)

4.3	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 8, 2008)

4.4	Letter Agreement, dated as of December 5, 2008, between Southwest Bancorp, Inc. and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 8, 2008)

* 10.1	Southwest Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 33-97850))

* 10.2	Southwest Bancorp, Inc. and Affiliates Amended and Restated Severance Compensation Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed January 2, 2008)

* 10.3	Southwest Bancorp, Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

* 10.4	Southwest Bancorp, Inc. 1999 Stock Option Plan as Amended and Restated (incorporated by

No.	Exhibit

reference to Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

* 10.5	Stillwater National Bank and Trust Company 2002 and 2003 Deferred Compensation Plans (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

* 10.6	Stillwater National Bank and Trust Company Amended and Restated Supplemental Profit Sharing Plan for Rick Green (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed January 2, 2008)

* 10.7	Stillwater National Bank and Trust Company Amended and Restated Supplemental Profit Sharing Plan for Kerby E. Crowell (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed January 2, 2008)

* 10.8	Stillwater National Bank and Trust Company Amended and Restated Supplemental Profit Sharing Plan for Jerry L. Lanier (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed January 2, 2008)

10.9	Indemnification Agreements by and between Southwest Bancorp, Inc. and James E. Berry II, Thomas D. Berry, Joe Berry Cannon, J. Berry Harrison, Erd M. Johnson, David P. Lambert, Linford R. Pitts, Robert B. Rodgers, Russell W. Teubner, John Cohlmia, and Anthony W. Martin (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.10	Indemnification Agreements by and between Southwest Bancorp, Inc. and Rick Green, Kerby E. Crowell, David Dietz, Allen Glenn, Steve Gobel, Steven N. Hadley, Jerry L. Lanier, Randy Mills, Kimberly Sinclair, Kay Smith, and Charles H. Westerheide (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.11	Indemnification Agreements by and between Southwest Bancorp, Inc. and David S. Crockett, Jr. (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.12	Indemnification Agreements by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

* 10.13	2007 Director’s Deferred Compensation Plan by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10 to Current Report on Form 8-K dated December 28, 2006)

* 10.14	Amendment to 2007 Director’s Deferred Compensation Plan by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 2, 2008)

10.15	Audit Committee Financial Expert Agreement by and between Southwest Bancorp, Inc. and David S. Crockett, Jr. (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

* 10.16	2008 Director’s Deferred Compensation Plan by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 2, 2008)

* 10.17	Southwest Bancorp, Inc. 2008 Stock Based Award Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

* 10.18	Southwest Bancorp, Inc. Form of Restricted Stock Agreement Amendments (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

* 10.19	Southwest Bancorp, Inc. Form of Omnibus Compensation Compliance Agreement and Waivers dated December 5, 2008 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.20	Written agreement between Stillwater National Bank and Trust Company and the Comptroller of the Currency of the United States dated January 27, 2010 (incorporated by reference to Exhibit 10 to Current Report on Form 8-K filed January 29, 2010)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31(a), (b)	Rule 13a-14(a)/15d-14(a) Certifications

32(a), (b)	18 U.S.C. Section 1350 Certifications

No.	Exhibit

99(a), (b)	Certifications by the Principal Executive Officer and Principal Financial Officer pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST BANCORP, INC.
March 5, 2010	by:	/s/ Rick Green
Rick Green
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Rick Green Rick Green	March 5, 2010
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Kerby E. Crowell	March 5, 2010

Kerby E. Crowell
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and
Accounting Officer)
A majority of the directors of Southwest executed a power of attorney appointing Rick Green as their attorney-in-fact, empowering him to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Annual Report on Form 10-K for the year ended December 31, 2009. This report has been signed below by such attorney-in-fact as of March 5, 2010.

By:	/s/ Rick Green
Rick Green
Attorney-in-Fact for Majority of the Directors of Southwest