Form 10-Q
period 2010-03-31
SOUTHWEST BANCORP INC
filed 2010-05-06
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
☐ YES      ☐ NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
19,385,437 (05/06/10)

SOUTHWEST BANCORP, INC.
INDEX TO FORM 10-Q

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
(Dollars in thousands)	2010	2009

Assets
Cash and cash equivalents	$146,325	$118,847
Investment securities:
Held to maturity, fair value $6,750 and $6,754, respectively	6,670	6,670
Available for sale, amortized cost $230,522 and $236,199, respectively	235,023	237,703
Other investments at cost	19,144	19,066
Loans held for sale	25,586	43,134
Noncovered loans receivable	2,516,397	2,539,294
Less: Allowance for loan losses	(65,168)	(62,413)

Net noncovered loans	2,451,229	2,476,881
Covered loans receivable (includes loss share of $21.1 million, $23.9 million, respectively)	76,909	85,405

Net loans receivable	2,528,138	2,562,286
Accrued interest receivable	10,271	10,806
Premises and equipment, net	25,996	26,536
Noncovered other real estate	18,809	18,432
Covered other real estate	4,489	4,748
Goodwill	6,811	6,811
Other intangible assets, net	5,575	5,779
Prepaid FDIC insurance premium	13,655	14,581
Other assets	28,431	32,892

Total assets	$3,074,923	$3,108,291

Liabilities and shareholders’ equity
Deposits:
Noninterest-bearing demand	$317,896	$324,829
Interest-bearing demand	119,757	74,201
Money market accounts	506,659	505,521
Savings accounts	25,871	25,730
Time deposits of $100,000 or more	944,871	1,004,439
Other time deposits	639,111	658,010

Total deposits	2,554,165	2,592,730
Accrued interest payable	2,993	3,191
Income tax payable	6,761	4,486
Other liabilities	10,080	13,121
Other borrowings	103,620	103,022
Subordinated debentures	81,963	81,963

Total liabilities	2,759,582	2,798,513

Shareholders’ equity:
Serial preferred stock — $1,000 par value; 2,000,000 shares authorized; 70,000 shares issued	67,205	67,037
Common stock — $1 par value; 20,000,000 shares authorized; 14,779,711 and 14,750,713 shares issued, respectively	14,780	14,751
Paid in capital	49,229	49,029
Retained earnings	181,344	178,016
Accumulated other comprehensive income	2,783	945

Total shareholders’ equity	315,341	309,778

Total liabilities & shareholders’ equity	$3,074,923	$3,108,291

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months
	ended March 31,
(Dollars in thousands, except earnings per share data)	2010	2009

Interest income:
Interest and fees on loans	$34,372	$33,268
Investment securities:
U.S. Government and agency obligations	596	675
Mortgage-backed securities	1,446	1,593
State and political subdivisions	65	85
Other securities	213	159
Other interest-earning assets	67	6

Total interest income	36,759	35,786

Interest expense:
Interest-bearing demand	132	153
Money market accounts	1,013	1,353
Savings accounts	16	9
Time deposits of $100,000 or more	4,024	6,150
Other time deposits	2,989	4,395
Other borrowings	517	1,284
Subordinated debentures	1,267	1,404

Total interest expense	9,958	14,748

Net interest income	26,801	21,038

Provision for loan losses	8,531	10,882

Net interest income after provision for loan losses	18,270	10,156

Noninterest income:
Service charges and fees	3,096	2,600
Other noninterest income	90	238
Gain on sales of loans	985	718
Gain on sale/call of investment securities	7	2,921

Total noninterest income	4,178	6,477

Noninterest expense:
Salaries and employee benefits	7,580	7,239
Occupancy	2,783	2,731
FDIC and other insurance	1,587	991
Other real estate, net	106	(102)
General and administrative	3,202	3,740

Total noninterest expense	15,258	14,599

Income before taxes	7,190	2,034
Taxes on income	2,818	705

Net income	$4,372	$1,329

Net income available to common shareholders	$3,329	$296

Basic earnings per common share	$0.23	$0.02
Diluted earnings per common share	$0.23	$0.02
Cash dividends declared per share	$0.0000	$0.0238

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months
	ended March 31,
(Dollars in thousands)	2010	2009

Operating activities:
Net income	$4,372	$1,329
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,531	10,882
Deferred tax benefit	(927)	(1,674)
Asset depreciation	711	769
Securities premium amortization (discount accretion), net	468	123
Amortization of intangibles	359	483
Stock based compensation	88	99
Net gain on sale/call of investment securities	(7)	(2,921)
Net gain on sales of available for sale loans	(985)	(718)
Net loss on sales of premises/equipment	112	14
Net gain on other real estate	(76)	(337)
Proceeds from sales of residential mortgage loans	17,178	45,396
Residential mortgage loans originated for resale	(15,116)	(48,504)
Proceeds from sales of student loans	43,166	8,340
Student loans originated for resale	(16,578)	(24,020)
Net change in assets and liabilities:
Accrued interest receivable	535	988
Other assets	5,095	(64,844)
Income taxes payable	2,275	2,287
Accrued interest payable	(198)	(627)
Other liabilities	(2,226)	694

Net cash provided by (used in) operating activities	46,777	(72,241)

Investing activities:
Proceeds from sales of available for sale securities	—	123,465
Proceeds from principal repayments, calls and maturities:
Available for sale securities	14,953	25,208
Purchases of other investments	(78)	(50)
Purchases of available for sale securities	(9,737)	(64,267)
Loans originated and principal repayments, net	13,296	(36,716)
Purchases of premises and equipment	(301)	(378)
Proceeds from sales of premises and equipment	30	89
Proceeds from sales of other real estate	1,685	1,735

Net cash provided by investing activities	19,848	49,086

Financing activities:
Net increase (decrease) in deposits	(38,565)	149,967
Net increase (decrease) in other borrowings	598	(101,399)
Net proceeds from issuance of common stock	46	22
Preferred stock dividends paid	(875)	(876)
Common stock dividends paid	(351)	(1,191)

Net cash provided by (used in) financing activities	(39,147)	46,523

Net increase in cash and cash equivalents	27,478	23,368
Cash and cash equivalents:
Beginning of period	118,847	27,287

End of period	$146,325	$50,655

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

						Accumulated
						Other	Total
	Preferred	Common Stock		Paid in	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Shares	Amount	Capital	Earnings	Income	Equity

Balance, December 31, 2009	$67,037	14,750,713	$14,751	$49,029	$178,016	$945	$309,778

Cash dividends:
Preferred	—	—	—	—	(875)	—	(875)
Other dividends	—	—	—	—	(1)	—	(1)
Warrant amortization	168	—	—	—	(168)	—	—
Common stock issued:
Employee Stock Purchase Plan	—	2,665	3	17	—	—	20
Restricted Stock	—	26,333	26	183	—	—	209
Other comprehensive income, net of tax	—	—	—	—	—	1,838	1,838
Net income	—	—	—	—	4,372	—	4,372

Balance, March 31, 2010	$67,205	14,779,711	$14,780	$49,229	$181,344	$2,783	$315,341

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months
	ended March 31,
(Dollars in thousands)	2010	2009

Net income	$4,372	$1,329

Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities	3,004	(683)
Reclassification adjustment for gains (losses) arising during the period	(7)	(2,921)

Other comprehensive income (loss), before tax	2,997	(3,604)
Tax benefit (expense) related to items of other comprehensive income	(1,159)	1,403

Other comprehensive income (loss), net of tax	1,838	(2,201)

Comprehensive income (loss)	$6,210	$(872)

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1: GENERAL
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal recurring adjustments. The results of operations and cash flows for the three months ended March 31, 2010 should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2009.
NOTE 2: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Southwest Bancorp, Inc. (“Southwest”), its wholly owned financial institution subsidiaries, Stillwater National Bank and Trust Company (“Stillwater National”) and Bank of Kansas, and SNB Capital Corporation, a lending and loan workout subsidiary. Healthcare Strategic Support, Inc., a healthcare consulting subsidiary, was sold on February 28, 2010, and its management consulting subsidiary, Business Consulting Group, Inc., became inactive during the first quarter of 2010. All significant intercompany transactions and balances have been eliminated in consolidation.
In accordance with Accounting Standards Codification (“ASC”) 855, Subsequent Events, Southwest has evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. Our disclosure is reflected in Note 13.
NOTE 3: INVESTMENT SECURITIES AND OTHER INVESTMENTS
A summary of the amortized cost and fair values of investment securities at March 31, 2010 and December 31, 2009 follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

At March 31, 2010:
Held to Maturity:
Obligations of state and political subdivisions	$6,670	$80	$—	$6,750

Total	$6,670	$80	$—	$6,750

Available for Sale:
U.S. Government obligations	$1,099	$6	$—	$1,105
Federal agency securities	71,733	811	(131)	72,413
Obligations of state and political subdivisions	4,661	14	(18)	4,657
Residential mortgage-backed securities	152,063	3,487	(159)	155,391
Equity securities	966	491	—	1,457

Total	$230,522	$4,809	$(308)	$235,023

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

At December 31, 2009:
Held to Maturity:
Obligations of state and political subdivisions	$6,670	$84	$—	$6,754

Total	$6,670	$84	$—	$6,754

Available for Sale:
U.S. Government obligations	$1,098	$2	$—	$1,100
Federal agency securities	75,789	445	(849)	75,385
Obligations of state and political subdivisions	837	16	—	853
Residential mortgage-backed securities	157,539	2,241	(634)	159,146
Equity securities	936	283	—	1,219

Total	$236,199	$2,987	$(1,483)	$237,703

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal National Mortgage Association (“Fannie Mae”).
Federal Reserve Bank stock, Federal Home Loan Bank stock, and certain other investments are not readily marketable and are carried at cost. Total investments carried at cost were $19.1 million at both March 31, 2010 and December 31, 2009. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.
A comparison of the amortized cost and approximate fair value of Southwest’s investment securities by maturity date at March 31, 2010 follows in the next table.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

One year or less	$27,110	$27,593	$4,075	$4,104
More than one year through five years	122,508	125,945	2,595	2,646
More than five years through ten years	59,685	60,202	—	—
More than ten years	21,219	21,283	—	—

Total	$230,522	$235,023	$6,670	$6,750

The foregoing analysis assumes that Southwest’s residential mortgage-backed securities mature during the period in which they are estimated to prepay. No other prepayment or repricing assumptions have been applied to Southwest’s investment securities for this analysis.
Gain or loss on sale of investments is based upon the specific identification method. Sales of securities available for sale were as follows:

	For the three months
	ended March 31,
(Dollars in thousands)	2010	2009

Proceeds from sales	$—	$122,225
Gross realized gains	—	2,911
Gross realized losses	—	—

The following tables present securities with gross unrealized losses and fair value by length of time that the individual securities had been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009. Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
		Amortized cost of	Loss Existing for:		Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses

At March 31, 2010:
Available for Sale:
Federal agency securities	4	$14,273	$(131)	$—	$14,142
Obligations of state and political subdivisions	4	3,980	(18)	—	3,962
Residential mortgage-backed securities	12	14,555	(159)	—	14,396

Total	20	$32,808	$(308)	$—	$32,500

At December 31, 2009:
Available for Sale:
Federal agency securities	14	$38,710	$(849)	$—	$37,861
Obligations of state and political subdivisions	1	55	—	—	55
Residential mortgage-backed securities	20	59,327	(634)	—	58,693

Total	35	$98,092	$(1,483)	$—	$96,609

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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time Southwest expects to receive full value for the securities. Furthermore, as of March 31, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that Southwest will not have to sell any such securities before a recovery of cost. The declines in fair value are attributable to increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates. Management does not believe any of the securities are impaired due to credit quality. Accordingly, as of March 31, 2010, management believes the impairment of these investments is not deemed to be other-than-temporary.
At March 31, 2010 and December 31, 2009, available for sale investment securities with carrying values of $236.2 million and $241.9 million, respectively, were pledged as collateral to secure public and trust deposits, as well as the Sweep Agreement product and borrowings from the FHLB.
NOTE 4: LOANS AND OTHER REAL ESTATE
Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas. Its commercial lending operations are concentrated in Oklahoma City, Dallas, Tulsa, and other metropolitan markets in Texas, Kansas, and Oklahoma. As a result, the collectibility of Southwest’s loan portfolio can be affected by changes in the economic conditions in those states and markets. At March 31, 2010 and December 31, 2009, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government or, in the case of private student loans, insured by a private insurer.
Southwest earns fees for servicing real estate mortgages and other loans owned by others. The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned. The unpaid principal balance of real estate mortgage loans serviced for others totaled $241.2 million and $180.0 million at March 31, 2010 and March 31, 2009, respectively.
Loan servicing rights are capitalized based on estimated fair value at the point of origination. The servicing rights are amortized on an individual loan by loan basis over the period of estimated net servicing income.

On June 19, 2009, Bank of Kansas entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire substantially all loans as well as certain other related assets of First National Bank of Anthony, Anthony, Kansas (“FNBA”) in an FDIC-assisted transaction. Bank of Kansas and the FDIC entered into loss sharing agreements that provide Bank of Kansas with significant protection against credit losses from loans and related assets acquired in the transaction. Under these agreements, the FDIC will reimburse Bank of Kansas 80% of net losses up to $35.0 million on covered assets, primarily acquired loans and other real estate, and 95% of any net losses above $35.0 million. Bank of Kansas services the covered assets.
Loans covered under the loss sharing agreements with the FDIC, including the amounts of expected reimbursements from the FDIC under these agreements, are reported in loans and are referred to as “covered” loans. Covered loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. Subsequent decreases in expected cash flows are recognized as impairments. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition.
Other real estate covered under the loss sharing agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC and are referred to as “covered” other real estate. Fair value adjustments on covered other real estate result in a reduction of the covered other real estate carrying amount and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss charged against earnings.
The expected payments from the FDIC under the loss sharing agreements are recorded as part of the covered loans in the Unaudited Consolidated Statement of Financial Condition. Bank of Kansas has identified $9.0 million in net losses to submit to the FDIC under such loss sharing agreements as of March 31, 2010.
ASC 310.30, Loan and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. The carrying value of the FDIC covered assets at March 31, 2010 consisted of loans accounted for in accordance with ASC 310.30 and other assets as follows:

	ASC 310.30
(Dollars in thousands)	Loans	Other	Total

Commercial real estate	$28,509	$—	$28,509
1-4 family residential	7,132	—	7,132
Real estate construction	11,925	—	11,925
Commercial	7,394	—	7,394
Consumer	889	—	889
Other real estate	—	4,489	4,489
Estimated loss reimbursement from the FDIC	21,060	—	21,060

Total covered assets	$76,909	$4,489	$81,398

Changes in the carrying and net accretable amounts for ASC 310.30 loans were as follows for the three months ended March 31, 2010:

	For the three months ended
	March 31, 2010
	Net	Carrying
	accretable	amount
(Dollars in thousands)	amount	of loans

Fair value of acquired loans at beginning of period	$3,074	$85,405
Payments received	—	(7,333)
Transfers to other real estate	(18)	(1,318)
Charge-offs	(3)	—
Amortization	(155)	155

Balance at end of period	$2,898	$76,909

As of March 31, 2010, approximately $708.2 million, or 28%, of Southwest’s noncovered portfolio loans consisted of loans to individuals and businesses in the healthcare industry. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.
Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.

	March 31,		December 31,
	2010		2009
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered

Nonaccrual loans:
Commercial real estate	$28,520	$5,108	$28,351	$1,847
One-to-four family residential	10,552	1,737	9,387	2,243
Real estate construction	54,648	7,262	57,586	7,525
Commercial	4,100	2,049	10,404	665
Other consumer	38	36	159	42

Total nonaccrual loans	$97,858	$16,192	$105,887	$12,322

Past due 90 days or more:
Commercial real estate	$—	$289	$100	$542
One-to-four family residential	—	—	76	—
Real estate construction	—	—	—	574
Commercial	—	67	18	—
Other consumer	4	—	116	20

Total past due 90 days or more	4	356	310	1,136

Restructured	5,650	—	—	—

Total nonperforming loans	103,512	16,548	106,197	13,458
Other real estate	18,809	4,489	18,432	4,748

Total nonperforming assets	$122,321	$21,037	$124,629	$18,206

Nonperforming assets to portfolio loans receivable and other real estate	4.82%	25.84%	4.87%	20.19%
Nonperforming loans to portfolio loans receivable	4.11%	21.52%	4.18%	15.76%
Allowance for loan losses to nonperforming loans	62.96%	—	58.77%	—
Government-guaranteed portion of nonperforming loans	$245	$9,586	$277	$3,853
All of the noncovered nonaccruing assets are subject to regular tests for impairment as part of Southwest’s allowance for loan losses methodology (see Note 5).
During the first three months of 2010, $319,000 of interest income was received on nonaccruing loans. If interest on all nonaccrual loans had been accrued for the three months ended March 31, 2010, additional interest income of $1.7 million would have been recorded.
Included in noncovered nonaccrual loans for both March 31, 2010 and December 31, 2009 are five collateral dependent lending relationships with aggregate principal balances of approximately $54.4 million and $59.0 million, respectively, and related impairment reserves of $4.2 million and $4.9 million, respectively, which were established based on recent appraisal values obtained for the respective properties. All of these lending relationships are in the real estate industry and include a residential condominium construction project with three loans outstanding, an office building project with one loan outstanding, a lending relationship consisting of two loans that includes two retail commercial real estate buildings for lease, and two residential land development lending relationships, one with two loans and the other with one loan outstanding.
As of March 31, 2010, the restructured loans have related impairment reserves of $566,000, which were established based on the discounted present value of future cash flows.
Under generally accepted accounting principles and instructions to reports of condition and income of federal banking regulators, a nonaccrual loan may be returned to accrual status: when none of its principal and interest is due and unpaid, repayment is expected, and there has been a sustained period (at least six months) of repayment performance; when the loan is not brought current, but there is a sustained period of performance and repayment within a reasonable period is reasonably assured; or when the loan otherwise becomes well secured and in the process of collection. Purchased impaired loans also may be returned to accrual status without becoming fully current. Loans that have been restructured because of weakened financial positions of the borrowers also may be returned to accrual status if repayment is reasonably assured under the revised terms and there has been a sustained period of repayment performance.
NOTE 5: ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LOAN COMMITMENTS
Activity in the allowance for loan losses is shown below for the indicated periods.

	For the three	For the
	months ended	year ended
(Dollars in thousands)	March 31, 2010*	December 31, 2009*

Balance at beginning of period	$62,413	$39,773
Loans charged-off:
Commercial real estate	928	3,622
One-to-four family residential	573	1,476
Real estate construction	3,516	7,464
Commercial	1,279	5,223
Other consumer	249	1,128

Total charge-offs	6,545	18,913
Recoveries:
Commercial real estate	8	438
One-to-four family residential	15	430
Real estate construction	597	344
Commercial	131	893
Other consumer	18	272

Total recoveries	769	2,377

Net loans charged-off	5,776	16,536
Provision for loan losses	8,531	39,176

Balance at end of period	$65,168	$62,413

*	There were no significant amount of charge-offs or recoveries to covered loans.

Portfolio loans outstanding:
Average (noncovered)	$2,529,222	$2,614,045
End of period (noncovered)	2,516,397	2,539,294
Net charge-offs to average portfolio loans (annualized)	0.93%	0.64%
Allowance for loan losses to noncovered portfolio loans (end of period)	2.59%	2.46%
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
Management believes the level of the allowance is appropriate to absorb probable losses inherent in the loan portfolio. The allowance for loan losses is determined in accordance with regulatory guidelines and generally accepted accounting principles and is comprised of two primary components. There is no one factor, or group of factors, that produces the amount of an appropriate allowance for loan losses, as the methodology for assessing the allowance for loan losses makes use of evaluations of individual impaired loans along with other factors and analysis of loan categories. This assessment is highly qualitative and relies upon judgments and estimates by management.
Each loan deemed to be impaired (all loans on nonaccrual and restructured) is evaluated on an individual basis using the discounted present value of expected cash flows, the fair value of collateral, or the market value of the loan, and a specific allowance is recorded based on the result consistent with ASC 310.10.35, Receivables: Subsequent Measurement. Collateral dependent loans are evaluated for impairment based upon the fair value of the collateral. The amount and level of the impairment allowance is ultimately determined by management’s estimate of the amount of expected future cash flows or, if the loan is collateral dependent, on the value of collateral, which may vary from period to period depending on changes in the financial condition of the borrower or changes in the estimated value of the collateral. Charge-offs against the allowance of impaired loans are made when and to the extent loans are deemed uncollectible. Any portion of a collateral dependent impaired loan in excess of the fair value of the collateral that is determined to be uncollectible is charged off.
The remaining portion of the allowance is calculated based on ASC 450, Contingencies. Loans not evaluated for specific allowance are segmented into loan pools by type of loan. Estimated allowances are based on historical loss trends with adjustments factored in based on qualitative risk factors both internal and external to Southwest. These factors include, but are not limited to, economic and business conditions, changes in lending staff, lending policies and procedures, quality of loan review, changes in the nature and volume of the portfolios, loss and recovery trends, asset quality trends, and legal and regulatory considerations.
Independent appraisals on real estate collateral securing loans are obtained at origination. New appraisals are obtained periodically and upon discovery of factors that may significantly affect the value of the collateral. Appraisals usually are received within 30 days of request. Results of appraisals on nonperforming and potential problem loans are reviewed promptly upon receipt and considered in the determination of the allowance for loan losses. Southwest is not aware of any significant time lapses in the process that have resulted, or would result in, a significant delay in determination of a credit weakness, the identification of a loan as nonperforming, or the measurement of an impairment.
Management strives to carefully monitor credit quality and to identify loans that may become nonperforming. At any time, however, there are loans included in the portfolio that will result in losses to Southwest but that have not been identified as nonperforming or potential problem loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few such loans may cause a significant increase in nonperforming assets and may lead to a material increase in charge-offs and the provision for loan losses in future periods.
The reserve for unfunded loan commitments was $3.0 million and $3.5 million at March 31, 2010 and December 31, 2009, respectively. The reserve, which is included in other liabilities on Southwest’s statement of financial condition, is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.
NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill totaled $6.8 million at March 31, 2010 and December 31, 2009.
Other intangible assets totaled $5.6 million at March 31, 2010, including $4.0 million related to core deposits and $1.6 million related to mortgage loan servicing rights. Other intangible assets totaled $5.8 million at December 31, 2009, including $4.1 million related to core deposits and $1.7 million related to mortgage loan servicing rights.
NOTE 7: FAIR VALUE MEASUREMENTS
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
ASC 820, Fair Value Measurements and Disclosure, establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities: Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments. This category includes U.S. Government and agency securities, residential mortgage-backed debt securities, municipal obligation securities, loans held for sale, and certain private equity investments.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes other real estate, goodwill, and other intangible assets.
The estimated fair value amounts have been determined by Southwest using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount Southwest could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
A description of the valuation methodologies used for assets measured at fair value on a recurring basis is as follows:
     Loans held for sale – Real estate mortgage loans held for sale are carried at the lower of cost or market, which is determined on an individual loan basis. Guaranteed student loans held for sale are carried at the lower of cost or market, which is determined on an aggregate basis.
     Available for sale securities – The fair value of U.S. Government and federal agency securities, equity securities, and residential mortgage-backed securities is estimated based on quoted market prices or dealer quotes. The fair value of other investments such as obligations of state and political subdivisions is estimated based on quoted market prices. The fair value of a certain private equity investment is estimated based on Southwest’s proportionate share of the net asset value. This investment has a quarterly redemption with sixty-five days’ notice.
As of March 31, 2010, assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Loans held for sale:
Student loans	$10,199	$—	$10,199	$—
One-to-four family residential	3,696	—	3,696	—
Other loans held for sale	11,691	—	11,691	—

Available for sale securities:
U.S. Government obligations	1,105	1,105	—	—
Federal agency securities	72,413	—	72,413	—
Obligations of state and political subdivisions	4,657	—	4,657	—
Residential mortgage-backed securities	155,391	—	155,391	—
Equity securities	1,457	255	1,202	—

Total	$260,609	$1,360	$259,249	$—

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
     Impaired loans – Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. Collateral values are estimated using Level 2 inputs based on third-party appraisals. Certain impaired loans are remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the net present value of cash flow.
     Other real estate – Other real estate fair value is based on third-party appraisals for significant properties. There has been no impairment during 2010; therefore, no fair value adjustment was recorded through earnings.

     Goodwill – Fair value of goodwill is based on the fair value of each of Southwest’s reporting units compared with their respective carrying value. There has been no impairment during 2010; therefore, no fair value adjustment was recorded through earnings.
     Core deposit premiums – The fair value of core deposit premiums are based on third-party appraisals. There has been no impairment during 2010; therefore, no fair value adjustment was recorded through earnings.
     Mortgage loan servicing rights – There is no active trading market for loan servicing rights. The fair value of loan servicing rights is estimated by calculating the present value of net servicing revenue over the anticipated life of each loan. A cash flow model is used to determine fair value. Key assumptions and estimates, including projected prepayments speeds and assumed servicing costs, earnings on escrow deposits, ancillary income and discount rates, used by this model are based on current market sources. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults, and other relevant factors. The prepayment model is updated for changes in market conditions. There has been no impairment during 2010; therefore, no fair value adjustment was recorded through earnings.
For the period ended March 31, 2010, assets measured at fair value on a nonrecurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Period ended	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs	Total Gains
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)	(Losses)

Noncovered impaired loans at fair value :
Commercial real estate	$26,440	$—	$26,440	$—	(978)
One-to-four family residential	9,429	—	9,429	—	64
Real estate construction	25,030	—	25,030	—	(476)
Commercial	8,821	—	8,821	—	(361)
Other consumer	38	—	38	—	88

Total	$69,758	$—	$69,758	$—	$(1,663)

Noncovered impaired loans measured at fair value with a carrying amount of $84.8 million were written down to their fair value of $69.8 million, resulting in a life-to-date impairment of $15.0 million, of which $1.7 million was included in the provision for loan losses for the three months ended March 31, 2010.
ASC 825, Financial Instruments, requires an entity to provide disclosures about fair value of financial instruments, including those that are not measured and reported at fair value on a recurring or nonrecurring basis. The methodologies used in estimating the fair value of financial instruments that are measured on a recurring or nonrecurring bases are discussed above. The methodologies for the other financial instruments are discussed below:
     Cash and cash equivalents – For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.
     Investment securities – The investment securities held to maturity and other investment securities are carried at cost. The fair value of the held to maturity securities is estimated based on quoted market prices or dealer quotes.
     Loans – Fair values are estimated for certain homogenous categories of loans adjusted for differences in loan characteristics. Southwest’s loans have been aggregated by categories consisting of commercial, real estate, student, and other consumer. The fair value of loans is estimated by discounting the cash flows using risks inherent in the loan category and interest rates currently offered for loans with similar terms and credit risks.
     Accrued interest receivable – The carrying amount is a reasonable estimate of fair value for accrued interest receivable.
     Deposits – The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the statement of financial condition date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.
     Other borrowings – The fair value for fixed rate FHLB advances is based upon discounted cash flow analysis using interest rates currently being offered for similar instruments. The fair value of other borrowings are the amounts payable at the statement of financial condition date, as the carrying amount is a reasonable estimate of fair value due to the short-term maturity rates. Included in other borrowings are federal funds purchased, FHLB advances, securities sold under agreements to repurchase, and treasury tax and loan demand notes.

     Subordinated debentures – Two Subordinated debentures have floating rates that reset quarterly and the third Subordinated debenture has a fixed rate. The fair value of the floating rate Subordinated debentures approximates current book value. The fair value of the fixed rate Subordinated debenture is based on market price.
     Other liabilities and accrued interest payable – The estimated fair value of other liabilities, which primarily includes trade accounts payable, and accrued interest payable approximates their carrying values.
The carrying values and estimated fair values of Southwest’s financial instruments follow:

	At March 31, 2010		At December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values

Financial assets:
Cash and cash equivalents	$146,325	$146,325	$118,847	$118,847
Investment securities:
Held to maturity	6,670	6,750	6,670	6,754
Available for sale	235,023	235,023	237,703	237,703
Other investments	19,144	19,144	19,066	19,066
Total loans	2,553,724	2,441,328	2,605,420	2,567,369
Accrued interest receivable	10,271	10,271	10,806	10,806

Financial liabilities:
Deposits	2,554,165	2,546,836	2,592,730	2,583,691
Accrued interest payable	2,993	2,993	3,191	3,191
Other liabilities	10,080	10,080	13,121	13,121
Other borrowings	103,620	104,133	103,022	103,527
Subordinated debentures	81,963	82,032	81,963	83,343
NOTE 8: SHARE-BASED COMPENSATION
The Southwest Bancorp, Inc. 1994 Stock Option Plan and 1999 Stock Option Plan (the “Stock Plans”) provided directors and selected key employees with the opportunity to acquire common stock through grants of options exercisable for common stock and other stock based awards.
The Southwest Bancorp, Inc. 2008 Stock Based Award Plan (the “2008 Stock Plan”) replaced the Southwest Bancorp, Inc. 1999 Stock Option Plan, as amended (the “1999 Plan”). Options issued under the Stock Plans continue in effect and are subject to the requirements of those plans, but no new options will be granted under them. The 2008 Stock Plan authorizes awards for up to 800,000 shares of Southwest common stock over its ten-year term.
Stock Options
The exercise price of all stock options granted under the Stock Plans and the 2008 Stock Plan is the fair market value on the grant date. Depending upon terms of the stock option agreements, stock options generally become exercisable on an annual basis and expire from five to ten years after the date of grant.
In accordance with the provisions of ASC 718, Stock Compensation, Southwest recorded approximately $204 of share-based compensation expense for the three month period ended March 31, 2010 related to outstanding stock options.
The share-based compensation is calculated using the accrual method, which treats each vesting tranche as a separate award and amortizes expense evenly from grant date to vest date. This charge had no impact on Southwest’s reported cash flows. The cumulative deferred tax asset that was recorded related to compensation expense was approximately $177,000.
As of March 31, 2010, there was no unrecognized compensation expense.
No stock options have been granted in 2010 or 2009.
A summary of options outstanding under the Stock Plans and the 2008 Stock Plan as of March 31, 2010, and changes during the three month period then ended, is presented below.

			Weighted
		Weighted	Average Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (dollars
	Options	Price	Life (Years)	in thousands)
Outstanding at December 31, 2009	379,324	$20.98

Granted	—	—
Exercised	—	—
Canceled/expired	(89,147)	19.75

Outstanding at March 31, 2010	290,177	$21.36	1.24	$123

Total exercisable at March 31, 2010	290,177	$21.36	1.24	$123
A summary of the status of Southwest’s nonvested stock options as of March 31, 2010 and changes during the three month period then ended is presented below.

	Shares	Weighted
	Issuable	Average
	Upon Exercise	Grant Date
	of Options	Fair Value
Nonvested Balance at December 31, 2009	1,667	$3.71

Granted	—	—
Vested	(1,667)	3.71
Forfeited	—	—

Nonvested Balance at March 31, 2010	—	—

The fair value of options that became vested during the three month period was $6,000.
Restricted Stock
Restricted shares granted as of March 31, 2010 and 2009 were 104,250 and 80,628, respectively. For the three months ended March 31, 2010, Southwest recognized $54,000 in compensation expense, net of tax, related to all restricted shares outstanding compared to $46,000 in compensation expense, net of tax, that was recorded in the first three months of 2009. As of March 31, 2010, there was $422,000 of total unrecognized compensation expense related to restricted shares granted under the Stock Plans and the 2008 Stock Plan. This unrecognized expense is expected to be recognized during the next two years.
The 2010 grant of restricted stock vests upon the first anniversary of the date of grant provided the director remains a director of Southwest or a subsidiary on that date. The restrictions on the shares expire one year after the award date or upon a change in control of Southwest (subject to the prohibition on parachute payments imposed by the American Reinvestment and Recovery Act) or the permanent and total disability or death of the participant. Southwest will recognize compensation expense over the restricted period.
The 2008 and 2009 grants of restricted stock vest one-third on the first, second, and third anniversaries of the date of grant provided the director or employee remains a director or employee of Southwest or a subsidiary on those dates. The restrictions on the shares expire three years after the award date or upon a change in control of Southwest (subject to the prohibition on parachute payments imposed by the American Reinvestment and Recovery Act) or the permanent and total disability or death of the participant. Southwest will continue to recognize compensation expense over the restricted periods.
NOTE 9: TAXES ON INCOME
In accordance with ASC 740, Income Taxes, the total gross balance of unrecognized tax benefits at March 31, 2010 was $4.8 million. Of this total, $1.7 million (net of federal benefit on state issues) represents the amount of unrecognized tax benefits that if recognized would favorably affect the effective tax rate in any future periods.

Southwest recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses. As of March 31, 2010, an additional $176,000 has been accrued in interest and penalties. Southwest had approximately $2.6 million accrued for interest and penalties at March 31, 2010.
Southwest and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, Southwest is no longer subject to U.S. federal or state tax examinations for years before 2005.
Southwest is currently under audit by the State of Oklahoma for the 2002 through 2007 tax years. During 2008, Southwest received a Notice of Assessment from the Oklahoma Tax Commission and filed a formal Notice of Protest. It is possible that a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.
NOTE 10: EARNINGS PER SHARE
Earnings per common share is computed using the two-class method prescribed by ASC 260, Earnings Per Share. Using the two-class method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which exclude the outstanding unvested restricted stock. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method. Stock options and warrants, where the exercise price was greater than the average market price of common shares, were not included in the computation of earnings per diluted share as they would have been antidilutive. On March 31, 2010 and 2009, there were 380,390 and 387,782 antidilutive stock options to purchase common shares, respectively. An antidilutive warrant to purchase 703,753 shares of common stock was also outstanding on March 31, 2010.
The following table sets forth the computation of basic and diluted earnings per common share:

	For the three months
	ended March 31,
(Dollars in thousands, except earnings per share data)	2010	2009

Numerator:
Net income	$4,372	$1,329
Preferred dividend	(875)	(876)
Warrant amortization	(168)	(157)

Net income available to common shareholders	$3,329	$296
Earnings allocated to participating securities	(11)	(1)

Numerator for basic earnings per common share	$3,318	$295
Effect of reallocating undistributed earnings of participating securities	—	—

Numerator for diluted earnings per common share	$3,318	$295

Denominator:
Denominator for basic earnings per common share - Weighted average common shares outstanding	14,712,772	14,555,058
Effect of dilutive securities:
Stock options	11,981	72,069
Warrant	—	—

Denominator for diluted earnings per common share	14,724,753	14,627,127

Earnings per common share:
Basic	$0.23	$0.02

Diluted	$0.23	$0.02

NOTE 11: OPERATING SEGMENTS
Southwest operates six principal segments: Oklahoma Banking, Texas Banking, Kansas Banking, Other States Banking, Secondary Market, and Other Operations. The Oklahoma Banking segment, the Texas Banking segment, and the Kansas Banking segment provide deposit and lending services to customers in the states of Oklahoma, Texas, and Kansas. The Other States Banking segment provides lending services to customers outside Oklahoma, Texas, and Kansas. The Secondary

Market segment consists of three operating units: one that provides student lending services to post-secondary students in Oklahoma and several other states, one that provides residential mortgage lending services to customers in Oklahoma, Texas, and Kansas, and one that provides United States Department of Agriculture (“USDA”) government guaranteed commercial real estate lending services to rural healthcare providers. Other Operations includes Southwest’s funds management unit.
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
The Other Operations segment also includes SNB Wealth Management, corporate investments, and nonbank cash machine operations. These operations are discussed more fully in Southwest’s 2009 Annual Report on Form 10-K.
Southwest identifies reportable segments by type of service provided and geographic location. Operating results are adjusted for borrowings, allocated service costs, and management fees. Portfolio loans are allocated based upon the state of the borrower or the location of the real estate in the case of real estate loans. Loans included in the Other States Banking segment are portfolio loans attributable to thirty-five states other than Oklahoma, Texas, or Kansas and primarily consist of healthcare and commercial real estate credits. These out of state loans are administered by offices in Oklahoma, Texas, or Kansas.
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
The following table summarizes financial results by operating segment:

For the Three Months Ended March 31, 2010
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations*	Company

Net interest income	$10,954	$11,070	$4,170	$2,192	$364	$(1,949)	$26,801
Provision for loan losses	2,033	5,412	2,277	(1,191)	—	—	8,531
Noninterest income	2,060	407	997	133	744	(163)	4,178
Noninterest expenses	6,245	3,276	3,477	619	574	1,067	15,258

Income (loss) before taxes	4,736	2,789	(587)	2,897	534	(3,179)	7,190
Taxes on income	1,916	1,133	(232)	1,175	207	(1,381)	2,818

Net income (loss)	$2,820	$1,656	$(355)	$1,722	$327	$(1,798)	$4,372

*	Includes externally generated revenue of $1.6 million, primarily from investing services, and an internally generated loss of $3.7 million from the funds management unit

Fixed asset expenditures	$19	$40	$27	$—	$43	$172	$301
Total loans at period end	926,870	1,063,511	342,596	260,329	25,586	—	2,618,892
Total assets at period end	942,869	1,051,089	455,519	254,438	28,436	342,572	3,074,923
Total deposits at period end	1,675,308	162,455	281,130	—	5,340	429,932	2,554,165

For the Three Months Ended March 31, 2009
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations*	Company

Net interest income	$11,380	$9,104	$2,584	$2,518	$427	$(4,975)	$21,038
Provision for loan losses	1,493	4,011	163	5,215	—	—	10,882
Noninterest income	2,179	456	148	62	439	3,193	6,477
Noninterest expenses	6,632	3,651	1,505	741	970	1,100	14,599

Income (loss) before taxes	5,434	1,898	1,064	(3,376)	(104)	(2,882)	2,034
Taxes on income	2,224	779	466	(1,402)	(43)	(1,319)	705

Net income (loss)	$3,210	$1,119	$598	$(1,974)	$(61)	$(1,563)	$1,329

*	Includes externally generated revenue of $4.2 million, primarily from investing services, and an internally generated loss of $5.9 million from the funds management unit

Fixed asset expenditures	$163	$—	$112	$—	$—	$103	$378
Total loans at period end	949,454	990,135	309,774	276,930	76,404	—	2,602,697
Total assets at period end	968,001	983,133	312,575	273,371	81,454	309,599	2,928,133
Total deposits at period end	1,475,181	139,678	159,630	—	2,699	552,901	2,330,089
NOTE 12: NEW AUTHORITATIVE ACCOUNTING GUIDANCE
New authoritative accounting guidance under ASC 860, Transfers and Servicing, amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new guidance eliminates the concept of a qualifying special-purpose entity (“SPE”) and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. Southwest adopted the new guidance under ASC 860 effective January 1, 2010. Adoption of the new guidance did not have a significant impact on Southwest’s financial statements.
New authoritative accounting guidance under ASC 810, Consolidation, amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purposes and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement, as well as its effect on the entity’s financial statements. Southwest adopted the new guidance under ASC 810 effective January 1, 2010. Adoption of the new guidance did not have a significant impact on Southwest’s financial statements.
On January 21, 2010, FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends ASC 820 to require a number of additional disclosures regarding fair value measurements. Specifically, entities are required to disclose: the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; the reasons for any transfers in or out of Level 3; and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances, and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 also amends ASC 820 to clarify certain existing disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all the amendments to ASC 820 made by ASU 2010-06 were effective for Southwest on January 1, 2010, and the required disclosures are reported in Note 7. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements is effective for Southwest on January 1, 2011 and is not expected to have a significant impact on Southwest’s financial statements.
NOTE 13: SUBSEQUENT EVENT
On April 29, 2010, Southwest issued 4,600,000 shares of common stock in a firm commitment underwritten public offering at a price of $12.50 per share resulting in net proceeds of $54.3 million after offering costs. The proceeds from the offering will be used to increase Southwest’s working capital and for general corporate purposes, including investment in its banking subsidiaries, SNB and Bank of Kansas. Pending these uses, Southwest may invest the net proceeds in marketable investment securities or short-term, interest bearing assets.

SOUTHWEST BANCORP, INC.
Management’s Discussion and Analysis
of Financial Condition and Results of Operations
Caution About Forward-Looking Statements. This management’s discussion and analysis of financial condition and results of operations, the notes to Southwest’s unaudited consolidated financial statements, and other portions of this report include forward-looking statements such as: statements of Southwest’s goals, intentions, and expectations; estimates of risks and of future costs and benefits; expectations regarding future financial performance of Southwest and its operating segments; assessments of loan quality, probable loan losses, and the amount and timing of loan payoffs; liquidity, contractual obligations, off-balance sheet risk, and interest rate risk; estimates of value of acquired assets, deposits, and other liabilities; and statements of Southwest’s ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws and regulations and accounting principles; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest’s past growth and performance do not necessarily indicate its future results.
Management’s discussion and analysis of Southwest’s consolidated financial condition and results of operations should be read in conjunction with Southwest’s unaudited consolidated financial statements and the accompanying notes.
CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
The accounting and reporting policies followed by Southwest conform, in all material respects, to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the financial services industry. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While Southwest bases estimates on historical experience, current information, and other factors deemed to be relevant, actual results could differ from those estimates.
Southwest considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on Southwest’s financial statements. Accounting policies related to loans acquired through transfer, the allowance for loan losses, and goodwill and other intangible assets are considered to be critical, as these policies involve considerable subjective judgment and estimation by management.
For additional information regarding critical accounting policies, refer to “Note 1: Summary of Significant Accounting and Reporting Policies” in the Notes to the Consolidated Financial Statements and the sections captioned “Critical Accounting Policies” and “Provision and Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Southwest’s 2009 Annual Report on Form 10-K. There have been no significant changes in Southwest’s application of critical accounting policies since December 31, 2009.
GENERAL
Southwest Bancorp, Inc. (“Southwest”) is the bank holding company for Stillwater National Bank and Trust Company (“Stillwater National”) and Bank of Kansas. Through its subsidiaries, Southwest offers commercial and consumer lending, deposit and investment services, and specialized cash management, and other financial services from offices in Oklahoma City, Tulsa, Stillwater, Edmond, and Chickasha, Oklahoma; Dallas, Austin, San Antonio, Houston, and Tilden, Texas; and Anthony, Harper, Hutchinson, Mayfield, Overland Park, South Hutchinson, and Wichita, Kansas; and on the Internet, through SNB DirectBanker®.
Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest became a public company in late 1993 with assets of approximately $434 million. At March 31, 2010, Southwest had total assets of $3.1 billion, deposits of $2.6 billion, and shareholders’ equity of $315.3 million.
Southwest’s banking philosophy has led to the development of a line of deposit, lending, and other financial products that respond to professional and commercial customers’ needs for speed, efficiency, and information and complement more traditional banking products. Southwest has developed a highly automated lockbox, imaging, and information service for commercial customers called “SNB Digital Lockbox” and deposit products that automatically sweep excess funds from commercial demand deposit accounts and invest them in interest bearing funds. Other specialized financial services include integrated document imaging and cash management services designed to help our customers in the healthcare industry and other record-intensive enterprises operate more efficiently. Information regarding Southwest is available online at www.oksb.com. Information regarding the products and services of Southwest’s subsidiaries is available online at www.banksnb.com and www.bankofkansas.com. The information on these websites is not a part of this report on Form 10-Q.
Southwest focuses on converting its strategic vision into long-term shareholder value. Our vision includes a commercial banking model and a community banking model focused on more traditional banking operations in our three-state market.
At March 31, 2010, the Texas Banking segment accounted for $1.1 billion in loans, the Oklahoma Banking segment accounted for $926.9 million in loans, the Kansas Banking segment accounted for $342.6 million in loans, and the Other States Banking segment accounted for $260.3 million in loans. Southwest offers products to the student, residential mortgage, and rural healthcare lending markets. These operations comprise the Secondary Market business segment. During the first three months of 2010, Secondary Market loans decreased $17.5 million, or 41% to $25.6 million. Southwest engages in residential mortgage lending, but residential mortgages have not been a significant element of Southwest’s strategy. Please see “Financial Condition: Loans” below for additional information.
For additional information on Southwest’s operating segments, please see “Note 11: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements.
FINANCIAL CONDITION
Investment Securities
Southwest’s investment security portfolio decreased $2.6 million, or 1%, from $263.4 million at December 31, 2009, to $260.8 million at March 31, 2010. The decrease is primarily the result of a $3.8 million (2%) decrease in residential mortgage-backed securities and a $3.0 million (4%) decrease in U.S. government and agency securities offset in part by a $3.8 million (51%) increase in tax-exempt securities during the first three months of 2010.
Loans
Total loans, including loans held for sale, were $2.6 billion at March 31, 2010, a 2% decrease from December 31, 2009. One-to-four family residential mortgage and construction, commercial, student, and other consumer loans decreased, while commercial real estate mortgage and construction loans increased. Due to changes in federal regulations related to student loans, Southwest is reducing student loan activities.
     The following table presents the trends in the composition of the loan portfolio at the dates indicated:

	March 31,		December 31,
	2010		2009		Total	Total
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered	$ Change	% Change

Real estate mortgage
Commercial	$1,230,009	$37,487	$1,212,409	$39,836	$15,251	1.22%
One-to-four family residential	111,185	10,843	114,614	12,630	(5,216)	(4.10)
Real estate construction
Commercial	630,472	11,173	618,078	12,515	11,052	1.75
One-to-four family residential	34,996	5,273	41,109	5,324	(6,164)	(13.28)
Commercial	487,074	10,807	520,505	13,412	(36,036)	(6.75)
Installment and consumer
Guaranteed student loans	10,199	—	36,163	—	(25,964)	(71.80)
Other	38,048	1,326	39,550	1,688	(1,864)	(4.52)

Total loans	$2,541,983	$76,909	$2,582,428	$85,405	$(48,941)	(1.83)%

The composition of loans held for sale and reconciliation to total loans is shown in the following table.

	March 31,	December 31,
(Dollars in thousands)	2010	2009	$ Change	% Change

Loans held for sale:
Student loans	$10,199	$36,163	$(25,964)	(71.80)%
One-to-four family residential	3,696	5,612	(1,916)	(34.14)
Other loans held for sale	11,691	1,359	10,332	760.26

Total loans held for sale	25,586	43,134	(17,548)	(40.68)
Noncovered portfolio loans	2,516,397	2,539,294	(22,897)	(0.90)
Covered portfolio loans	76,909	85,405	(8,496)	(9.95)

Total loans	$2,618,892	$2,667,833	$(48,941)	(1.83)%

Management determines the appropriate level of the allowance for loan losses using an established methodology. (See “Note 5: Allowance for Loan Losses and Reserve for Unfunded Loan Commitments” in the Notes to Unaudited Consolidated Financial Statements.) The allowance for loan losses is comprised of two primary components. Loans deemed to be impaired (all loans on nonaccrual) are evaluated on an individual basis using the discounted present value of expected cash flows, the fair value of collateral, or the market value of the loan and a specific allowance is recorded based upon the result. Collateral dependent loans are evaluated for impairment based upon the fair value of the collateral. Any portion of a collateral dependent impaired loan in excess of the fair value of the collateral that is determined to be uncollectible is charged off. Loans other than impaired loans are segmented into loan pools by type of loan. The allowance on these other loans is determined by use of historical loss ratios adjusted for qualitative internal and external risk factors.
At March 31, 2010, the allowance for loan losses was $65.2 million, an increase of $2.8 million, or 4%, from the allowance for loan losses at December 31, 2009. Changes in the amount of the allowance resulted from the application of the methodology, which is designed to estimate inherent losses on total portfolio loans, including nonperforming loans. At March 31, 2010, the allowance on the $97.9 million in noncovered nonaccrual and the $5.6 million noncovered restructured loans was $12.1 million (11.7%), compared with an allowance on $105.9 million in noncovered nonaccrual loans at December 31, 2009 of $13.3 million (12.6%), creating a decrease in the allowance of $1.2 million, or 9%. At March 31, 2010, the allowance for other noncovered loans was $53.0 million (2.2%), compared to $49.1 million (2.0%) at December 31, 2009, creating an increase in the allowance of $4.0 million, or 8%. The increase in the allowance related to these other noncovered loans mainly resulted from consideration of certain trends and qualitative factors. These included changes in adjusted loss rates made due to changes in net loss ratios, management’s assessment of increased economic risk (particularly with respect to commercial and commercial real estate loans), asset quality trends, including increased levels of potential problem loans, and loan concentrations in commercial real estate and construction loans, which together comprised approximately 74% of our noncovered portfolio loans at March 31, 2010. The total allowance was 2.59% and 2.46% of total noncovered portfolio loans at March 31, 2010 and December 31, 2009, respectively. Management believes the amount of the allowance is appropriate. Covered portfolio loans were $76.9 million as of March 31, 2010. These loans are subject to protection under the loss sharing agreements with the FDIC and currently do not have an allowance for loan losses.
The amount of the loan loss provision for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs for the period. Net charge-offs for the first three months of 2010 were $5.8 million, an increase of $1.4 million (31%) over the $4.4 million recorded for the first three months of 2009. The provision for loan losses for the first three months of 2010 was $8.5 million, representing a decrease of $2.4 million (22%) from the $10.9 million recorded for the first three months of 2009.
At March 31, 2010, the allowance for loan losses was 62.96% of noncovered nonperforming loans, compared to 58.77% of noncovered nonperforming loans, at December 31, 2009 (see “Results of Operations-Provision for Loan Losses”). Noncovered nonaccrual loans, which comprise the majority of noncovered nonperforming loans, were $97.9 million as of March 31, 2010, a decrease of $8.0 million or 8% from December 31, 2009. Noncovered nonaccrual loans at March 31, 2010 were comprised of 58 relationships and were primarily concentrated in real estate construction (56%) and commercial real estate (29%) loans. All noncovered nonaccrual loans are considered impaired and are carried at their estimated collectible amounts. Noncovered loans 90 days or more past due, another component of noncovered nonperforming loans, decreased $306,000, or 99%, from December 31, 2009. These noncovered loans are believed to have sufficient collateral and are in the process of being collected. Covered nonperforming loans of $16.5 million are subject to protection under the loss share agreements with the FDIC.

At March 31, 2010 and December 31, 2009, six and seven credit relationships represented 61% and 66% of noncovered nonperforming loans and 49% and 57% of noncovered nonperforming assets, respectively. As of March 31, 2010, these credit relationships include five collateral dependent real estate lending relationships with aggregate principal balances of $54.4 million and related impairment reserves of $4.2 million which were established based on the recent appraisal values obtained for the respective properties. All of these lending relationships are in the real estate industry and include a residential condominium construction project, an office building project, retail commercial real estate buildings, and two residential land development lending relationships. A table showing the composition of noncovered and covered nonperforming loans by category is included in “Note 4: Loans and Other Real Estate” in the Notes to Unaudited Consolidated Financial Statements.
Performing loans considered potential problem loans, loans which are not included in the past due, nonaccrual, or restructured categories but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, amounted to approximately $282.5 million at March 31, 2010, compared to $267.3 million at December 31, 2009. Included are $6.6 million and $8.9 million, respectively, of covered potential problem loans, which are subject to protection under the loss share agreements with the FDIC. Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.
At March 31, 2010, the reserve for unfunded loan commitments was $3.0 million, a $465,000, or 13%, decrease from the amount at December 31, 2009. Management believes the amount of the reserve is appropriate and the decreased amount is the result of application of our methodology. (See “Note 5: Allowance for Loan Losses and Reserve for Unfunded Loan Commitments” in the Notes to Unaudited Consolidated Financial Statements.)
Deposits and Other Borrowings
Southwest’s deposits were $2.6 billion at March 31, 2010 and December 31, 2009.
The following table presents the trends in the composition of deposits at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2010	2009	$ Change	% Change

Noninterest-bearing demand	$317,896	$324,829	$(6,933)	(2.13)%
Interest-bearing demand	119,757	74,201	45,556	61.40
Money market accounts	506,659	505,521	1,138	0.23
Savings accounts	25,871	25,730	141	0.55
Time deposits of $100,000 or more	944,871	1,004,439	(59,568)	(5.93)
Other time deposits	639,111	658,010	(18,899)	(2.87)

Total deposits	$2,554,165	$2,592,730	($38,565)	(1.49)%

Stillwater National has substantial unused borrowing availability in the form of unsecured brokered certificate of deposits from Bank of America Merrill Lynch, Citigroup Global Markets, Inc., Wachovia Bank, NA, UBS Securities, LLC, RBC Capital Markets Corp., and Morgan Stanley & Co., Inc., in connection with its retail certificate of deposit program. At March 31, 2010, $260.0 million in these retail certificates of deposit were included in time deposits of $100,000 or more, a decrease of $70.0 million, or 21%, from December 31, 2009.
Stillwater National has other brokered certificates of deposit totaling $1.7 million and $1.6 million as of March 31, 2010 and December 31, 2009, respectively, included in time deposits of $100,000 or more in the above table. In addition, Stillwater National has brokered certificates of deposit issued in amounts under $100,000 totaling $0 and $100,000 as of March 31, 2010 and December 31, 2009, respectively, included in other time deposits in the above table.
Other borrowings, which includes federal funds purchased, FHLB borrowings, and repurchase agreements, increased $598,000, or less than 1%, to $103.6 million during the first three months of 2010. The increase reflects the changes in the need for other funding based on deposit activities for the period.

Shareholders’ Equity
Shareholders’ equity increased $5.6 million, or 2%, due primarily to earnings of $4.4 million, offset in part by preferred dividends declared totaling $875,000 for the first three months of 2010.
At March 31, 2010, Southwest, Stillwater National, and Bank of Kansas continued to exceed all applicable regulatory capital requirements. See “Capital Requirements” on page 32.
RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010 and 2009
Net income available to common shareholders for the first quarter of 2010 of $3.3 million represented an increase of $3.0 million, or 1,025%, from the $296,000 earned in the first quarter of 2009. Diluted earnings per share were $0.23, compared to $0.02, a 1,050% increase. The increase in quarterly net income available to common shareholders was the result of a $5.8 million, or 27%, increase in the net interest income and a $2.4 million, or 22%, decrease in the provision for loan losses, offset in part by a $2.3 million, or 35%, decrease in noninterest income, a $2.1 million, or 300%, increase in income taxes, and a $659,000, or 5%, increase in noninterest expenses.
Provisions for loan losses are booked in the amounts necessary to increase the allowance for loan losses to an appropriate level at period end after charge-offs for the period. The necessary provision for first quarter of 2010 was $2.4 million less than the provision required for first quarter of 2009. (See “Note 5: Allowance for Loan Losses and Unfunded Loan Commitments” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses and for Unfunded Loan Commitments” on page 31.)
On an operating segment basis, the increase in net income was the result of a $3.7 million increase in net income from the Other States Banking segment, a $537,000 increase in net income from the Texas Banking segment, and a $388,000 increase in net income from the Secondary Market segment, offset by a $953,000 decrease in net income from the Kansas Banking segment, a $390,000 decrease in net income from the Oklahoma Banking segment, and a $235,000 increased loss from the Other Operations segment.
Net Interest Income

	For the three months
	ended March 31,
(Dollars in thousands)	2010	2009	$ Change	% Change

Interest income:
Loans	$34,372	$33,268	$1,104	3.32%
Investment securities:
U.S. government and agency obligations	596	675	(79)	(11.70)
Mortgage-backed securities	1,446	1,593	(147)	(9.23)
State and political subdivisions	65	85	(20)	(23.53)
Other securities	213	159	54	33.96
Other interest-earning assets	67	6	61	1,016.67

Total interest income	36,759	35,786	973	2.72

Interest expense:
Interest-bearing demand deposits	132	153	(21)	(13.73)
Money market accounts	1,013	1,353	(340)	(25.13)
Savings accounts	16	9	7	77.78
Time deposits of $100,000 or more	4,024	6,150	(2,126)	(34.57)
Other time deposits	2,989	4,395	(1,406)	(31.99)
Other borrowings	517	1,284	(767)	(59.74)
Subordinated debentures	1,267	1,404	(137)	(9.76)

Total interest expense	9,958	14,748	(4,790)	(32.48)

Net interest income	$26,801	$21,038	$5,763	27.39%

Net interest income is the difference between the interest income Southwest earns on its loans, investments, and other interest-earning assets and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by changes in market interest rates because different types of assets and liabilities may react differently and at different times, to changes in market interest rates. When interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. Similarly, when interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase of market rates of interest could reduce net interest income.
Yields on Southwest’s interest-earning assets decreased 17 basis points, while the rates paid on Southwest’s interest-bearing liabilities decreased 92 basis points, resulting in an increase in the interest rate spread to 3.29% for the first quarter of 2010 from 2.54% for the first quarter of 2009. During the same periods, annualized net interest margin was 3.59% and 3.00%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 122.68% from 121.94%.
The increase in interest income was the result of a $179.9 million, or 6%, increase in average interest-earning assets, offset in part by a decrease in the yield earned on interest-earning assets. Southwest’s noncovered average loans decreased $7.5 million, or less than 1%; and the related yield decreased to 5.17% for the first quarter of 2010 from 5.20% in 2009. Covered average loans were $82.0 million and had a yield of 6.88% for the first quarter of 2010. During the same period, average investment securities increased $11.8 million, or 5%, and the related yield decreased to 3.61% from 4.10% in 2009. Other interest earning assets increased $93.5 million, or 3,358%, and the related yield decreased to 0.28% for the first quarter of 2010 from 0.87% in 2009.
The decrease in total interest expense can be attributed to the decrease in rates paid on interest-bearing liabilities, offset in part by a $132.5 million, or 6%, increase in average interest-bearing liabilities. Southwest’s average total interest-bearing deposits increased $271.7 million, or 13%; however, the related yield decreased to 1.45% for the first quarter of 2010 from 2.43% in 2009.

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

	For the three months ended March 31,
	2010 vs. 2009
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate

Interest earned on:
Noncovered loans receivable (1)	$(287)	$(96)	$(191)
Covered loans receivable	1,391	1,391	—
Investment securities (1)	(192)	116	(308)
Other interest-earning assets	61	68	(7)

Total interest income	973	2,212	(1,239)

Interest paid on:
Interest-bearing demand	(21)	28	(49)
Money market accounts	(340)	95	(435)
Savings accounts	7	7	—
Time deposits	(3,532)	1,332	(4,864)
Other borrowings	(767)	(740)	(27)
Subordinated debentures	(137)	—	(137)

Total interest expense	(4,790)	796	(5,586)

Net interest income	$5,763	$1,416	$4,347

(1)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the three months ended March 31,
	2010			2009
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Assets
Noncovered loans (1) (2)	$2,587,603	$32,981	5.17%	$2,595,124	$33,268	5.20%
Covered loans (1)	82,043	1,391	6.88	—	—	—
Investment securities (2)	260,342	2,320	3.61	248,499	2,512	4.10
Other interest-earning assets	96,308	67	0.28	2,785	6	0.87

Total interest-earning assets	3,026,296	36,759	4.93	2,846,408	35,786	5.10
Other assets	79,238			68,949

Total assets	$3,105,534			$2,915,357

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$107,510	$132	0.50%	$88,714	$153	0.70%
Money market accounts	504,486	1,013	0.81	469,428	1,353	1.17
Savings accounts	25,628	16	0.25	15,074	9	0.24
Time deposits	1,649,888	7,013	1.72	1,442,587	10,545	2.96

Total interest-bearing deposits	2,287,512	8,174	1.45	2,015,803	12,060	2.43
Other borrowings	97,297	517	2.15	236,464	1,284	2.20
Subordinated debentures	81,963	1,267	6.18	81,963	1,404	6.85

Total interest-bearing liabilities	2,466,772	9,958	1.64	2,334,230	14,748	2.56

Noninterest-bearing demand deposits	303,684			256,493
Other liabilities	19,032			19,405
Shareholders’ equity	316,046			305,229

Total liabilities and shareholders’ equity	$3,105,534			$2,915,357

Net interest income and interest rate spread		$26,801	3.29%		$21,038	2.54%

Net interest margin (3)			3.59%			3.00%

Ratio of average interest-earning assets to average interest-bearing liabilities	122.68%			121.94%

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.

(2)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

(3)	Net interest margin = annualized net interest income / average interest-earning assets

Noninterest Income

	For the three months
	ended March 31,
(Dollars in thousands)	2010	2009	$ Change	% Change

Noninterest income:
Other service charges	$2,698	$2,530	$168	6.64%
Other fees	398	70	328	468.57
Other noninterest income	90	238	(148)	(62.18)
Gain on sales of loans:
Student loan sales	624	54	570	1,055.56
One-to-four family residential	267	664	(397)	(59.79)
All other loan sales	94	—	94	—
Gain on sale/call of investment securities	7	2,921	(2,914)	(99.76)

Total noninterest income	$4,178	$6,477	$(2,299)	(35.49)%

The increase in other service charges is the result of increases in overdraft and interchange service charges. Other fees increased primarily as a result of increased loan servicing and brokerage fees offset by increased amortization of mortgage servicing rights.
The decrease in other noninterest income is primarily the result of decreased consulting fee income.
Gain on sales of loans is a reflection of the activity in the student, mortgage, and commercial lending areas discussed elsewhere in this report.
Gain on investment securities reflect current period activity. The decrease from the prior year is the result of first quarter of 2009 including sales of investment securities due to a lengthening and restructuring of the investment portfolio.
Noninterest Expense

	For the three months
	ended March 31,
(Dollars in thousands)	2010	2009	$ Change	% Change

Noninterest expense:
Salaries and employee benefits	$7,580	$7,239	$341	4.71%
Occupancy	2,783	2,731	52	1.90
FDIC and other insurance	1,587	991	596	60.14
Other real estate (net)	106	(102)	208	203.92
Unfunded loan commitment reserve	(465)	90	(555)	(616.67)
Other general and administrative	3,667	3,650	17	0.47

Total noninterest expense	$15,258	$14,599	$659	4.51%

Salaries and employee benefits increased primarily as a result of the additional personnel added with the FNBA transaction which occurred in the second half of 2009. The number of full-time equivalent employees decreased from 466 at the beginning of the quarter to 455 as of March 31, 2010. For the first quarter of 2009, the number of full-time equivalent employees decreased from 442 at the beginning of the quarter to 425 as of March 31, 2009.
Southwest’s bank subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates. During the second quarter of 2009, the FDIC changed the risk-based assessment system and set assessment rates that ranged from 7 to 24 basis points, which was higher than the previous 5 to 7 basis points.
The unfunded loan commitment reserve expense decreased due to a decline in the level of commitments when compared to the same period of the prior year.

Provisions for Loan Losses and for Unfunded Loan Commitments
Southwest makes provisions for loan losses and unfunded commitments in amounts necessary to maintain the allowance for loan losses and the reserve for unfunded loan commitments at the levels Southwest determines are appropriate. (See “Note 5: Allowance for Loan Losses and Reserve for Unfunded Loan Commitments” in the Notes to Unaudited Consolidated Financial Statements.)
The allowance for loan losses of $65.2 million increased $2.8 million, or 4%, from year-end 2009. A provision for loan losses of $8.5 million was recorded in the first three months of 2010, a decrease of $2.4 million, or 22%, from the first three months of 2009. The increase in the provision for loan losses was the result of the calculations of the appropriate allowance at each period end. (See “Note 5: Allowance for Loan Losses and Reserve for Unfunded Loan Commitments” in the Notes to Unaudited Consolidated Financial Statements and “Loans” on page 26 of this report.)
At March 31, 2010, the reserve for unfunded loan commitments was $3.0 million, a $465,000, or 13%, a decrease from the amount reported at December 31, 2009. This reserve is included in other liabilities. The related provision for unfunded loan commitments is a component of general and administrative expense. (See “Note 5: Allowance for Loan Losses and Reserve for Unfunded Loan Commitments” in the Notes to Unaudited Consolidated Financial Statements.)
Taxes on Income
Southwest’s income tax expense was $2.8 million and $705,000 for the first three months of 2010 and 2009, respectively, an increase of $2.1 million, or 300%. The effective tax rate for the first three months of 2010 was 39.19% while the effective tax rate for the first three months of 2009 was 34.66%. The increase in the effective tax rate is the result of expiration of the new market tax credits.
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
Southwest, Stillwater National, and Bank of Kansas have available various forms of short-term borrowings for cash management and liquidity purposes. These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank (“FRB”) and the Federal Home Loan Bank of Topeka (“FHLB”).
Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $1.8 million at March 31, 2010. Stillwater National has approved federal funds purchase lines totaling $362.5 million with eleven banks; $60,000 was outstanding on these lines at March 31, 2010. Stillwater National is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program. Collateral under this program consists of pledged selected commercial and industrial loans. Currently the collateral will allow Stillwater National to borrow up to $96.0 million. As of March 31, 2010, no borrowings were made through the BIC program. In addition, Stillwater National has available a $427.2 million line of credit and Bank of Kansas has a $60.1 million line of credit from the FHLB. Borrowings under the FHLB lines are secured by investment securities and loans. At March 31, 2010, the Stillwater National FHLB line of credit had an outstanding balance of $61.5 million and the Bank of Kansas line of credit had an outstanding balance of $7.0 million.
See also “Deposits and Other Borrowings” on page 25 for funds available on brokered certificate of deposit lines of credit.
Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of U.S. government agency obligations, which are designated as pledged with Stillwater National’s safekeeping agent. These transactions are for one to four day periods. Outstanding balances under this program were $33.2 million and $25.0 million as of March 31, 2010 and 2009, respectively.
During the first three months of 2010, no category of other borrowings had an average balance that exceeded 30% of ending shareholders’ equity.

During the first three months of 2010, cash and cash equivalents increased by $27.5 million, or 23%, to $146.3 million. This increase was the net result of cash provided by operating activities of $46.8 million and cash provided by investing activities of $19.8 million (primarily from loan originations and repayments and proceeds from repayments and calls of available for sale securities), offset by cash used in financing activities of $39.2 million (primarily from decreases in deposits).
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
CAPITAL REQUIREMENTS
Bank holding companies are required to maintain capital ratios in accordance with regulations adopted by the Federal Reserve Bank (“FRB”). The guidelines are commonly known as Risk-Based Capital Guidelines. At March 31, 2010, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 15.28%, a Tier I risk-based capital ratio of 14.00%, and a leverage ratio of 12.32%. As of March 31, 2010, Stillwater National and Bank of Kansas met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, or Bank of Kansas by bank regulators.
On January 27, 2010, Stillwater National informally agreed with the Office of the Comptroller of the Currency, its primary federal regulator, to maintain a ratio of capital to risk weighted assets of at least 12.5% and a Tier 1 leverage ratio of at least 8.5%. As of March 31, 2010, Stillwater National had a capital to risk weighted assets ratio of 14.39% and a Tier 1 leverage ratio of 11.51%.
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
Southwest attempts to manage interest rate risk while enhancing net interest margin by adjusting its asset/liability position. At times, depending on the level of general interest rates, the relationship between long-term and other interest rates, market conditions, and competitive factors, Southwest may determine to increase its interest rate risk position in order to increase its net interest margin. Southwest monitors interest rate risk and adjusts the composition of its rate-sensitive assets and liabilities in order to limit its exposure to changes in interest rates on net interest income over time. Southwest’s asset/liability committee reviews its interest rate risk position and profitability, and recommends adjustments. The asset/liability committee also reviews the securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions. Notwithstanding Southwest’s interest rate risk management activities, the actual magnitude, direction, and relationship of future interest rates are uncertain and can have adverse effects on net income and liquidity.
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

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp
Policy Limit	(18.00)%	(10.00)%	(5.00)%
March 31, 2010	6.00%	0.74%	(1.36)%
December 31, 2009	1.98%	(2.33)%	(1.91)%
On December 16, 2008, the Federal Open Market Committee established the overnight rate as a range of 0% to 0.25%. Southwest believes that all down rate scenarios are impractical since they would result in an overnight rate of less than 0%. As a result, the down 100 bp, down 200 bp, and down 300 bp scenarios have been excluded. The Net Interest Income at Risk position improved in each of the increasing rate scenarios when compared to the December 31, 2009 risk position. Southwest’s largest exposure to changes in interest rate is in the +100 bp scenario with a measure of (1.36%) at March 31, 2010, an improvement of 0.55 percentage points from the December 31, 2009 level of (1.91%). All of the above measures of net interest income at risk remain well within prescribed policy limits.
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

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp
Policy Limit	(35.00)%	(20.00)%	(10.00)%
March 31, 2010	(6.56)%	(3.17)%	(0.57)%
December 31, 2009	(9.55)%	(4.78)%	(0.27)%
As of March 31, 2010, the economic value of equity measure improved in the +200 bp and +300 bp scenarios while declining in the +100 bp interest rate scenario when compared to the December 31, 2009 percentages. Southwest’s largest economic value of equity exposure is the +300 bp scenario which declined 2.99 percentage points to (6.56%) on March 31, 2010 from the December 31, 2009 value of (9.55%). The economic value of equity ratio in all scenarios remains well within Southwest’s Asset and Liability Management Policy limits.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of March 31, 2010. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of March 31, 2010.
First Three Months of 2010 Changes in Internal Control over Financial Reporting
No change occurred during the first three months of 2010 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1:	Legal proceedings

None

Item 1A:	Risk Factors

Below we amend and replace the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

In this discussion of risk factors, the terms “we,” “us,” and “our” refer to Southwest Bancorp, Inc. and our subsidiaries, except that in the discussion of our capital stock and related matters these terms refer solely to Southwest Bancorp, Inc. and not to any of our subsidiaries.

Investing in our common stock involves risks. You should carefully consider the following risk factors before you make an investment decision regarding our stock. Any of the risk factors may cause our future earnings to be lower or our financial condition to be less favorable than we expect. In addition, other risks of which we are not aware, or which we do not believe are material, may cause earnings to be lower or may hurt our financial condition. You should also consider information included in our reports filed with the United States Securities and Exchange Commission, or “SEC,” and the documents incorporated by reference in them.

Risks Relating to our Business

Difficult and unsettled market conditions have affected our profits and loan quality and may continue to do so for an unknown period.

The decrease in our earnings for 2009 is linked to current market conditions that have required increases in our allowance for loan losses. We expect unsettled conditions to continue and that may increase the likelihood and the severity of adverse effects discussed in the following risk factors. In particular:
•	there may be less demand for our products and services;

•	competition in our industry could intensify as a result of increased consolidation of the banking industry;

•	it may become more difficult to estimate losses inherent in our loan portfolio; • loan delinquencies and problem assets may increase;

•	collateral for loans may decline in value, increasing loan to value ratios and reducing our customers’ borrowing power and the security for our loans;

•	deposits and borrowings may become more expensive relative to yields on loans and securities, reducing our net interest margin, and making it more difficult to maintain adequate sources of liquidity;

•	asset based liquidity, which depends upon the marketability of assets such as mortgages, may be reduced; and

•	compliance with new banking regulations enacted in connection with stimulus and other legislation may increase our costs, limit our ability to pursue business opportunities, and impair our ability to hire and retain talented managers.
Changes in interest rates and other factors beyond our control may adversely affect our earnings and financial condition.

Our net income depends to a great extent upon the level of our net interest income. Changes in interest rates can increase or decrease net interest income and net income. Net interest income is the difference between the interest income we earn on loans, investments, and other interest-earning assets and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income.
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

Our commercial and commercial real estate lending operations are concentrated in the metropolitan areas of Oklahoma City, Stillwater, Edmond, and Tulsa, Oklahoma, Dallas, Austin, San Antonio, and Houston, Texas, and Hutchinson, Wichita, and Kansas City, Kansas. Our success depends in part upon economic conditions in these markets. Adverse changes in economic conditions in these markets could reduce our growth in loans and deposits, impair our ability to collect our loans, increase our problem loans and charge-offs, and otherwise negatively affect our performance and financial condition.

Adverse changes in healthcare-related businesses could lead to slower loan growth and higher levels of problem loans and charge-offs.

Loans to individuals and businesses involved in the healthcare industry, including business and personal loans to physicians, dentists, and other healthcare professionals, and loans to for-profit hospitals, nursing homes, suppliers, and other healthcare-related businesses, comprise a significant portion of our total loan portfolio. Our strategy calls for continued growth in healthcare lending. This concentration exposes us to the risk that adverse developments in the healthcare industry could hurt our profitability and financial condition as a result of increased levels of nonperforming loans and charge-offs and reduced loan demand and deposit growth.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, is expected to have profound effects on the provision of healthcare in the United States. We have assessed its potential effects on the market for healthcare and our services for the healthcare industry, and believe it will have a net positive effect on them. However, the law is complex and implementation requires the adoption of significant additional regulations, most of which have not been issued. As a result, our assessment may be wrong, which could have adverse effects on the growth and profitability of our healthcare business.

Our allowance for loan losses may not be adequate to cover our actual loan losses, which could adversely affect our earnings.

We maintain an allowance for loan losses in an amount which we believe is appropriate to provide for losses inherent in our loan portfolio. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in our portfolio that will result in losses but that have not been identified as nonperforming or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets or that we will be able to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary. Future additions also may be required based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions or as a result of incorrect assumptions by management in determining the allowance. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to increase our provision for loan losses or to recognize loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operations.

Commercial and commercial real estate loans comprise a significant portion of our total loan portfolio. These types of loans typically are larger than residential real estate loans and other consumer loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming assets. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.
The results of our most recent internal credit stress test may not accurately predict the impact on our financial condition if the economy’s performance is worse than we expect.

We perform internal assessments of our capital as part of our planning process. Our process includes stress testing using alternative credit quality assumptions in order to estimate their effects on loan loss provisions, net income, and regulatory capital ratios. The alternative assumptions include baseline credit quality assumptions and more adverse credit quality assumptions. Our stress testing methodology is based on the tests that were administered to the nation’s nineteen largest banks by the Treasury Department in connection with its Supervisory Capital Assessment Program, or SCAP, completed in April 2009, but our credit quality assumptions are less severe than those established for those institutions under SCAP in its more adverse stress test scenario. As a result, our estimates for loan losses are lower than those suggested by the SCAP assumptions.

We also have calculated the effects based on the SCAP test, and while we believe we have appropriately applied the Treasury Department’s assumptions in performing this internal stress test, results of this test may not be comparable to the results of stress tests performed and publicly released by the Treasury Department, and the results of this test may not be the same as if the test had been performed by the Treasury Department.

The results of these stress tests involve assumptions about the economy and future loan losses and default rates and may not accurately reflect the impact on our earnings or financial condition of actual future economic conditions. Actual future economic conditions may result in significantly higher credit losses than we assume in our stress tests, with a corresponding negative impact on our earnings, financial condition, and capital than those predicted by our internal stress test.

We use wholesale funding sources to supplement our core deposits, which exposes us to liquidity risk and potential earnings volatility or other adverse effects if we are unable to secure adequate funding.

We rely on wholesale funding, including Federal Home Loan Bank, or FHLB, borrowings, federal funds purchased, and brokered deposits, to supplement core deposits to fund our business. Wholesale funding sources are affected by general market conditions and the condition and performance of the borrower, and the availability of funding from wholesale lenders may be dependent on the confidence these investors have in our operations. In addition, under Stillwater National’s formal agreement with the Office of the Comptroller of the Currency, or OCC, and related OCC guidance it must obtain prior approval for increases in brokered deposits as a percentage of total deposits above the amount outstanding on December 31, 2009. We believe, based upon our current levels of brokered deposits and our funding forecasts, that Stillwater National has funding from other sources sufficient enough to avoid any increase in brokered deposit usage above that level and do not believe that we will be required to request approval for any such increase from the OCC. However, our deposit and funding forecasts may be inaccurate, or market conditions could change which could cause us to ask for such approval, and the OCC might not approve such an increase.

The continued availability to us of our funding sources cannot be assured, and we may find it difficult to retain or replace funds at attractive rates as they mature. Our liquidity will be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available to us in the future at acceptable rates of interest or at all. We may not have sufficient liquidity to continue to fund new loans, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature. If we do not have adequate sources of liquidity at attractive rates, we may have to constrain the growth of assets or reduce our asset size, which may adversely affect shareholder value.

Government regulation significantly affects our business.

The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. Stillwater National is subject to regulation and supervision by the OCC. Bank of Kansas is subject to regulation and supervision by the FDIC and Kansas banking authorities. We are subject to regulation and supervision by the Federal Reserve. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies.

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

Increases in Federal Deposit Insurance may continue to adversely affect our income.

Our FDIC deposit insurance expense increased by $1.5 million, or 236%, in 2008 over 2007, and by $3.5 million, or 166%, in 2009 over 2008. We expect an additional deposit insurance increase in 2010 based upon a change in risk category, and in 2011 based upon a scheduled increase in the FDIC’s base rate. The FDIC may continue to raise our deposit insurance costs by increasing regular assessment rates and levying special assessments, which may significantly and adversely affect our net income.

We have entered into formal and informal agreements with the OCC and have made informal commitments to the Federal Reserve that may adversely affect our operations. Failure to comply with these agreements and commitments could subject us, Stillwater National, and our directors to additional enforcement actions and could damage our reputation.

Our agreements and commitments with the OCC and the Federal Reserve relate primarily to our concentration in commercial real estate lending and our high levels of nonperforming and potential nonperforming loans, most of which are commercial real estate loans. Although we are committed to compliance with our agreements and commitments and are taking actions to comply with them, we may not be able to reduce our commercial real estate loan concentrations or problem and potential problem assets quickly enough to fulfill expectations of the banking regulators. The agreement with the OCC does not require that Stillwater National maintain any specific capital ratios; however, Stillwater National has informally agreed to maintain a Tier I leverage ratio of at least 8.5% and a total capital ratio of at least 12.5%. At December 31, 2009, Stillwater National’s capital ratios significantly exceeded these levels and the regulatory minimums for well capitalized status. An inability to sufficiently reduce our commercial real estate loan concentrations and problem and potential problem assets or a decrease in capital ratios below the levels to which Stillwater National has informally committed could lead to a need to raise additional capital upon terms which may not be favorable to our existing securities holders and additional regulatory restrictions which could further limit our operations.

Our decisions regarding the fair value of assets acquired could be inaccurate, and our estimated loss share receivable in FDIC-assisted acquisitions may be inadequate, which could adversely affect our business, financial condition, results of operations, and future prospects.

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

Management makes various assumptions and judgments about the collectability of acquired loan portfolios, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss share agreements, we may record a loss share receivable that we consider adequate to absorb future losses which may occur in the acquired loan portfolio. In determining the size of the loss share receivable, we analyze the loan portfolio based on historical loss experience, volume, and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.

If our assumptions are incorrect, our current receivable may be insufficient to cover future loan losses, and increased loss reserves may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a negative effect on our operating results.

The acquisition of banks, bank branches, and other businesses involves risks.

In the future we may acquire additional banks, branches, other financial institutions, or other businesses. We cannot assure you that we will be able to adequately or profitably manage any such acquisitions. The acquisition of banks, bank branches, and other businesses involves risk, including exposure to unknown or contingent liabilities, the uncertainties of asset quality assessment, the difficulty and expense of integrating the operations and personnel of the acquired companies with ours, the potential negative effects on our other operations of the diversion of management’s time and attention, and the possible loss of key employees and customers of the banks, businesses, or branches we acquire. Our failure to execute our internal growth strategy or our acquisition strategy could adversely affect our business, results of operations, financial condition, and future prospects.

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

Risks Related to Ownership of Our Common Stock

The market price for our common stock may be highly volatile, which may make it difficult for investors to resell shares of common stock at times or prices they find attractive.

The overall market and the price of our common stock may continue to be volatile as a result of a variety of factors, many of which are beyond our control. These factors include, in addition to those described in these Risk Factors:
•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;

•	speculation in the press or investment community generally or relating to our reputation or the financial services industry;

•	the size of the public float of our common stock;

•	strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions, or financings;

•	fluctuations in the stock price and operating results of our competitors;

•	future sales of our equity or equity-related securities;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings, or litigation that involve or affect us;

•	domestic and international economic factors unrelated to our performance; and

•	general market conditions and, in particular, developments related to market conditions for the financial services industry.
In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations as a result of general economic instability and recession. This volatility has had a significant effect on the market price of securities issued by many companies, including market price effects resulting from reasons unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, notwithstanding our operating results. We expect that the market price of our common stock will continue to fluctuate, and there can be no assurances about the levels of the market prices for our common stock.

There is a limited trading market for our common shares, and you may not be able to resell your shares at or above the price you paid for them.

Although our common shares are listed for trading on the NASDAQ Global Select Market, the trading in our common shares has less liquidity than many other companies quoted on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the market of willing buyers and sellers for our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. We cannot assure you that the volume of trading in our common shares will increase in the future. Additionally, general market forces may have a negative effect on our stock price, independent of factors affecting our stock specifically.

Future sales of our common stock or other securities may dilute the value of our common stock.

In many situations, our board of directors has the authority, without any vote of our shareholders, to issue shares of our authorized but unissued stock, including shares authorized and unissued under our stock based award plans. In the future, we may issue additional securities, through public or private offerings, in order to raise additional capital. Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share book value of the common stock. In addition, holders of options for our common stock issued under our stock based award plans may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms.

Additionally, if we raise additional capital by making additional offerings of debt or preferred equity securities, upon liquidation, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings, will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

The sale, or availability for sale, of a substantial number of shares of common stock in the public market could adversely affect the price of our common stock and could impair our ability to raise additional capital through the sale of equity securities. On December 5, 2008, we sold to the Treasury Department a warrant to purchase up to 703,753 shares of our common stock at a price of $14.92 per common share. Our warrant and common shares issued upon the exercise of our warrant may be sold in the public market or in private transactions.

Our ability to pay dividends is limited by law, contract, and banking agency discretion.

No dividends on our common stock were declared for the first quarter of 2010. Our Board of Directors has not determined whether to declare dividends on our common stock in the future, and there can be no assurance that our regulators will allow us to pay dividends.

Our ability to pay dividends to our shareholders in the past and over the long term largely depends on our receipt of dividends from Stillwater National. Bank of Kansas does not currently pay dividends. The amount of dividends that Stillwater National may pay to us is limited by federal laws and regulations. In addition, the agreement entered into by Stillwater National requires prior approval of the OCC for any dividend by Stillwater National, and we have informally committed to consult with the Federal Reserve prior to declaring or paying any dividend, including interest payments on subordinated debentures, or receiving any dividend from Stillwater National or Bank of Kansas. We also have informally committed to submit any planned borrowing by our holding company for approval. Federal Reserve dividend policies state that funds should not be borrowed to pay dividends. We have no current plans for any additional holding company borrowings. The Federal Reserve could, at any time, prevent us from paying some or all dividends. Such a decision could result in reputation risk to us and could adversely affect our borrowing costs and liquidity.
We are prohibited from paying dividends on our common stock if the required payments on our Series B Preferred Stock issued to the Treasury Department and our subordinated debentures have not been made. We also may decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business.

Our participation in the Treasury Department’s Capital Purchase Program subjects us to additional restrictions, oversight, and costs, and has other potential consequences that could materially affect our business, results of operations, and prospects.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008, or the EESA, was signed into law. Under EESA, the Treasury Department has the authority to, among other things, invest in financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to this authority, the Treasury Department announced its Capital Purchase Program, under which it has purchased preferred stock and warrants in eligible institutions, including us, to increase the flow of credit to businesses and consumers and to support the overall United States economy.

On December 5, 2008, we issued 70,000 shares of Series B Preferred Stock and a warrant to purchase up to 703,753 shares of common stock at an exercise price of $14.92 per share to the Treasury Department for an aggregate price of $70.0 million. As a result of our participation in the Capital Purchase Program:
•	We are subject to restrictions, oversight, and costs that may have an adverse impact on our financial condition, results of operations, and the price of our common stock. For example, the American Recovery and Reinvestment Act of 2009 and related regulations contain significant limitations on the amount and form of bonus, retention, and other incentive compensation that participants in the Capital Purchase Program may pay to executive officers and highly compensated employees. These provisions may adversely affect our ability to attract and retain executive officers and other key personnel.

•	The Capital Purchase Program imposes restrictions on our ability to pay cash dividends on, and to repurchase, our common stock.

•	The Treasury Department has the right to appoint two persons to our board of directors if we miss dividend payments for six dividend periods, whether or not consecutive, on the Series B Preferred Stock.

•	Future federal statutes may adversely affect the terms of the Capital Purchase Program that are applicable to us, and the Treasury Department may amend the terms of our agreement with them unilaterally if required by future statutes, including in a manner materially adverse to us.

•	Compliance with current and potential regulatory initiatives applicable to Capital Purchase Program participants as well as additional scrutiny from regulatory authorities may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.
The Special Inspector General for the Troubled Asset Relief Program, or TARP, has requested information from Capital Purchase Program and other TARP participants, including a description of past and anticipated uses of the TARP funds and compensation paid to management. We, like other Capital Purchase Program participants, are required to submit monthly reports about our lending and activities to the Treasury Department. It is unclear at this point what the ramifications of such disclosure are or may be in the future.

The holders of our Series B Preferred Stock have rights that are senior to those of our common shareholders.

On December 5, 2008, we sold $70.0 million of our Series B Preferred Stock issued to the Treasury Department under the Capital Purchase Program, which ranks senior to common stock in the payment of dividends and on liquidation. The liquidation amount of the Series B Preferred Stock is $1,000 per share.

Restrictions on unfriendly acquisitions could prevent a takeover.

Our certificate of incorporation and bylaws contain provisions that could discourage takeover attempts that are not approved by our board of directors. The Oklahoma General Corporation Act includes provisions that make acquiring us more difficult. These provisions may prevent a future takeover attempt in which our shareholders otherwise might receive a substantial premium for their shares over then-current market prices. These provisions include supermajority provisions for the approval of certain business combinations and certain provisions relating to meetings of shareholders. Our certificate of incorporation also authorizes the issuance of additional shares without shareholder approval on terms or in circumstances that could deter a future takeover attempt.
Item 2:	Unregistered sales of equity securities and use of proceeds

There were no unregistered sales of equity securities by Southwest during the quarter ended March 31, 2010.

There were no purchases of Southwest’s common stock by or on behalf of Southwest or any affiliated purchasers of Southwest (as defined in Securities and Exchange Commission Rule 10b-18) during the three months ended March 31, 2010.

Item 3:	Defaults upon senior securities

None

Item 4:	(removed and reserved)

Item 5:	Other information

None

Item 6:	Exhibits

Exhibit 3.1	Form of Amended Restated Certificate of Incorporation

Exhibit 31(a), (b)	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32(a), (b)	18 U.S.C. Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANCORP, INC.
(Registrant)

By:	/s/ Rick Green	May 6, 2010

	Rick Green	Date
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kerby Crowell	May 6, 2010

	Kerby Crowell	Date
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)