Form 10-Q
period 2010-06-30
SOUTHWEST BANCORP INC
filed 2010-08-06
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
(Address of principal executive office)
Registrant’s telephone number, including area code: (405) 742-1800
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES ☐ NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
19,393,790 (08/05/10)

SOUTHWEST BANCORP, INC.
INDEX TO FORM 10-Q

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
(Dollars in thousands)	2010	2009

Assets
Cash and cash equivalents	$125,290	$118,847
Investment securities:
Held to maturity, fair value $6,731 and $6,754, respectively	6,670	6,670
Available for sale, amortized cost $232,097 and $236,199, respectively	240,438	237,703
Other investments at cost	18,787	19,066
Loans held for sale	25,615	43,134
Noncovered loans receivable	2,475,348	2,539,294
Less: Allowance for loan losses	(67,055)	(62,413)

Net noncovered loans	2,408,293	2,476,881
Covered loans receivable (includes loss share of $18.7 million and $23.9 million, respectively)	68,006	85,405

Net loans receivable	2,476,299	2,562,286
Accrued interest receivable	9,589	10,806
Premises and equipment, net	25,560	26,536
Noncovered other real estate	27,634	18,432
Covered other real estate	4,352	4,748
Goodwill	6,811	6,811
Other intangible assets, net	5,424	5,779
Prepaid FDIC insurance premium	12,319	14,581
Other assets	26,047	32,892

Total assets	$3,010,835	$3,108,291

Liabilities:
Deposits:
Noninterest-bearing demand	$326,721	$324,829
Interest-bearing demand	102,218	74,201
Money market accounts	510,549	505,521
Savings accounts	25,321	25,730
Time deposits of $100,000 or more	861,110	1,004,439
Other time deposits	619,020	658,010

Total deposits	2,444,939	2,592,730
Accrued interest payable	2,567	3,191
Income tax payable	4,053	4,486
Other liabilities	8,958	13,121
Other borrowings	93,036	103,022
Subordinated debentures	81,963	81,963

Total liabilities	2,635,516	2,798,513
Shareholders’ equity:
Serial preferred stock — $1,000 par value; 2,000,000 shares authorized; 70,000 shares issued	67,375	67,037
Common stock — $1 par value; 40,000,000 shares authorized; 19,388,797 and 14,750,713 shares issued, respectively	19,389	14,751
Paid in capital	98,712	49,029
Retained earnings	184,710	178,016
Accumulated other comprehensive income	5,133	945

Total shareholders’ equity	375,319	309,778

Total liabilities & shareholders’ equity	$3,010,835	$3,108,291

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands, except earnings per share data)	2010	2009	2010	2009

Interest income:
Interest and fees on loans	$33,891	$36,009	$68,263	$69,277
Investment securities:
U.S. Government and agency obligations	553	298	1,149	973
Mortgage-backed securities	1,453	1,561	2,899	3,154
State and political subdivisions	237	141	450	300
Other securities	77	79	142	164
Other interest-earning assets	68	3	135	9

Total interest income	36,279	38,091	73,038	73,877

Interest expense:
Interest-bearing demand	140	150	272	303
Money market accounts	1,037	1,211	2,050	2,564
Savings accounts	16	14	32	23
Time deposits of $100,000 or more	3,517	5,552	7,541	11,702
Other time deposits	2,661	4,145	5,650	8,540
Other borrowings	524	1,180	1,041	2,464
Subordinated debentures	1,276	1,383	2,543	2,787

Total interest expense	9,171	13,635	19,129	28,383

Net interest income	27,108	24,456	53,909	45,494

Provision for loan losses	7,776	7,477	16,307	18,359

Net interest income after provision for loan losses	19,332	16,979	37,602	27,135

Noninterest income:
Service charges and fees	3,170	2,817	6,266	5,417
Other noninterest income	342	246	432	484
Gain on acquisition	—	3,281	—	3,281
Gain on sales of loans	416	926	1,401	1,644
Gain (loss) on sale/call of investment securities	34	(9)	41	2,912

Total noninterest income	3,962	7,261	8,140	13,738

Noninterest expense:
Salaries and employee benefits	7,637	6,887	15,217	14,126
Occupancy	2,836	2,789	5,619	5,520
FDIC and other insurance	1,521	2,319	3,108	3,310
Other real estate, net	629	103	735	1
General and administrative	3,523	2,592	6,725	6,332

Total noninterest expense	16,146	14,690	31,404	29,289

Income before taxes	7,148	9,550	14,338	11,584
Taxes on income	2,737	3,605	5,555	4,310

Net income	$4,411	$5,945	$8,783	$7,274

Net income available to common shareholders	$3,366	$4,910	$6,695	$5,206

Basic earnings per common share	$0.19	$0.34	$0.41	$0.36
Diluted earnings per common share	$0.19	$0.33	$0.41	$0.35
Cash dividends declared per share	—	$0.0238	—	$0.0476

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months
	ended June 30,
(Dollars in thousands)	2010	2009

Operating activities:
Net income	$8,783	$7,274
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	16,307	18,359
Deferred tax benefit	(1,927)	(2,820)
Asset depreciation	1,427	1,487
Securities premium amortization (discount accretion), net	898	754
Amortization of intangibles	709	919
Stock based compensation	185	175
Net gain on sale/call of investment securities	(41)	(2,912)
Net gain on sales of available for sale loans	(1,401)	(1,644)
Net loss on sales of premises/equipment	108	15
Net gain on other real estate	(185)	(336)
Gain from FDIC-assisted acquisition	—	(3,281)
Proceeds from sales of residential mortgage loans	40,521	97,580
Residential mortgage loans originated for resale	(38,829)	(100,920)
Proceeds from sales of student loans	48,421	72,342
Student loans originated for resale	(18,931)	(36,586)
Net change in assets and liabilities:
Accrued interest receivable	1,217	759
Other assets	8,028	2,524
Income taxes payable	(419)	2,046
Excess tax expense (benefit) from share-based payment arrangements	(14)	55
Accrued interest payable	(624)	(1,065)
Other liabilities	(2,836)	1,708

Net cash provided by operating activities	61,397	56,433

Investing activities:
Proceeds from sales of available for sale securities	—	122,694
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	—	550
Available for sale securities	39,618	44,685
Proceeds from sales of other investments	588	—
Purchases of other investments	(352)	(1,203)
Purchases of available for sale securities	(36,329)	(126,230)
(Loans originated) and principal repayments, net	41,610	(101,564)
FDIC assisted acquisition, net	—	17,161
Purchases of premises and equipment	(592)	(1,729)
Proceeds from sales of premises and equipment	58	89
Proceeds from sales of other real estate	6,185	2,726

Net cash provided by (used in) investing activities	50,786	(42,821)

Financing activities:
Net increase (decrease) in deposits	(147,791)	137,166
Net decrease in other borrowings	(9,986)	(140,442)
Net proceeds from issuance of common stock	54,124	253
Excess tax benefit (expense) from share-based payment arrangements	14	(55)
Preferred stock dividends paid	(1,750)	(1,556)
Common stock dividends paid	(351)	(1,732)

Net cash used in financing activities	(105,740)	(6,366)

Net increase in cash and cash equivalents	6,443	7,246
Cash and cash equivalents:
Beginning of period	118,847	27,287

End of period	$125,290	$34,533

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

						Accumulated
						Other	Total
	Preferred	Common Stock		Paid in	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Shares	Amount	Capital	Earnings	Income	Equity

Balance, December 31, 2009	$67,037	14,750,713	$14,751	$49,029	$178,016	$945	$309,778

Cash dividends:
Preferred	—	—	—	—	(1,750)	—	(1,750)
Other dividends	—	—	—	—	(1)	—	(1)
Warrant amortization	338	—	—	—	(338)	—	—
Common stock issued:
Offering	—	4,600,000	4,600	49,418	—	—	54,018
Employee Stock Option Plan	—	7,500	8	33	—	—	41
Employee Stock Purchase Plan	—	4,251	4	35	—	—	39
Restricted Stock	—	26,333	26	183	—	—	209
Tax benefit related to exercise of stock options	—	—	—	14	—	—	14
Other comprehensive income, net of tax	—	—	—	—	—	4,188	4,188
Net income	—	—	—	—	8,783	—	8,783

Balance, June 30, 2010	$67,375	19,388,797	$19,389	$98,712	$184,710	$5,133	$375,319

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands)	2010	2009	2010	2009

Net income	$4,411	$5,945	$8,783	$7,274

Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities	3,874	200	6,878	(474)
Reclassification adjustment for gains (losses) arising during the period	(34)	9	(41)	(2,921)

Other comprehensive income (loss), before tax	3,840	209	6,837	(3,395)
Tax benefit (expense) related to items of other comprehensive income	(1,490)	(76)	(2,649)	1,327

Other comprehensive income (loss), net of tax	2,350	133	4,188	(2,068)

Comprehensive income	$6,761	$6,078	$12,971	$5,206

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1: GENERAL
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal recurring adjustments. The results of operations for the three and six months ended June 30, 2010, and the cash flows for the six months ended June 30, 2010, should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2009.
NOTE 2: BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of Southwest Bancorp, Inc. (“Southwest”), its wholly owned financial institution subsidiaries, Stillwater National Bank and Trust Company (“Stillwater National”) and Bank of Kansas, and SNB Capital Corporation, a lending and loan workout subsidiary. Healthcare Strategic Support, Inc., a healthcare consulting subsidiary, was sold on February 28, 2010, and a management consulting subsidiary, Business Consulting Group, Inc., became inactive during the first quarter of 2010. All significant intercompany transactions and balances have been eliminated in consolidation.
Certain reclassifications have been made to prior year amounts on the cash flow statement to conform to current year presentation.
In accordance with Accounting Standards Codification (“ASC”) 855, Subsequent Events, Southwest has evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.
NOTE 3: INVESTMENT SECURITIES AND OTHER INVESTMENTS
A summary of the amortized cost and fair values of investment securities at June 30, 2010 and December 31, 2009 follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

At June 30, 2010:
Held to Maturity:
Obligations of state and political subdivisions	$6,670	$61	$—	$6,731

Total	$6,670	$61	$—	$6,731

Available for Sale:
U.S. Government obligations	$1,099	$11	$—	$1,110
Federal agency securities	67,252	1,930	(2)	69,180
Obligations of state and political subdivisions	4,652	15	—	4,667
Residential mortgage-backed securities	158,088	5,754	(35)	163,807
Equity securities	1,006	668	—	1,674

Total	$232,097	$8,378	$(37)	$240,438

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

At December 31, 2009:
Held to Maturity:
Obligations of state and political subdivisions	$6,670	$84	$—	$6,754

Total	$6,670	$84	$—	$6,754

Available for Sale:
U.S. Government obligations	$1,098	$2	$—	$1,100
Federal agency securities	75,789	445	(849)	75,385
Obligations of state and political subdivisions	837	16	—	853
Residential mortgage-backed securities	157,539	2,241	(634)	159,146
Equity securities	936	283	—	1,219

Total	$236,199	$2,987	$(1,483)	$237,703

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal National Mortgage Association (“Fannie Mae”).
Federal Reserve Bank stock, Federal Home Loan Bank stock, and certain other investments are not readily marketable and are carried at cost. Total investments carried at cost were $18.9 million and $19.1 million at June 30, 2010 and December 31, 2009, respectively. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.
A comparison of the amortized cost and approximate fair value of Southwest’s investment securities by maturity date at June 30, 2010 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

One year or less	$20,553	$20,849	$5,170	$5,205
More than one year through five years	142,387	147,989	1,500	1,526
More than five years through ten years	54,750	56,763	—	—
More than ten years	14,407	14,837	—	—

Total	$232,097	$240,438	$6,670	$6,731

The foregoing analysis assumes that Southwest’s residential mortgage-backed securities mature during the period in which they are estimated to prepay. No other prepayment or repricing assumptions have been applied to Southwest’s investment securities for this analysis.
Gain or loss on sale of investments is based upon the specific identification method. Sales of securities available for sale were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands)	2010	2009	2010	2009

Proceeds from sales	$—	$—	$—	$122,694
Gross realized gains	—	—	—	2,911
Gross realized losses	—	—	—	—

The following tables present securities with gross unrealized losses and fair value by length of time that the individual securities had been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009. Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
		Amortized cost of	Loss Existing for:		Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses

At June 30, 2010:
Available for Sale:
Federal agency securities	1	$500	$(2)	$—	$498
Residential mortgage-backed securities	11	8,303	(35)	—	8,268

Total	12	$8,803	$(37)	$—	$8,766

At December 31, 2009:
Available for Sale:
Federal agency securities	14	$38,710	$(849)	$—	$37,861
Obligations of state and political subdivisions	1	55	—	—	55
Residential mortgage-backed securities	20	59,327	(634)	—	58,693

Total	35	$98,092	$(1,483)	$—	$96,609

Southwest evaluates all securities on an individual basis for other-than-temporary impairment on at least a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of Southwest to retain its investment in the issuer for a period of time sufficient to allow for an anticipated recovery in fair value.
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time Southwest expects to receive full value for the securities. Furthermore, as of June 30, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that Southwest will not have to sell any such securities before a recovery of cost. The declines in fair value are attributable to increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates. Management does not believe any of the securities are impaired due to credit quality. Accordingly, as of June 30, 2010, management believes the impairment of these investments is not deemed to be other-than-temporary.
At June 30, 2010 and December 31, 2009, available for sale investment securities with carrying values of $209.0 million were pledged as collateral to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.
NOTE 4: LOANS AND OTHER REAL ESTATE
Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas. Its commercial lending operations are concentrated in Oklahoma City, Dallas, Tulsa, and other metropolitan markets in Texas, Kansas, and Oklahoma. As a result, the collectibility of Southwest’s loan portfolio can be affected by changes in the economic conditions in those states and markets. At June 30, 2010 and December 31, 2009, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.
Southwest earns fees for servicing real estate mortgages and other loans owned by others. The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned. The unpaid principal balance of real estate mortgage loans serviced for others totaled $249.6 million and $209.4 million at June 30, 2010 and June 30, 2009, respectively.
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
Other real estate covered under the loss sharing agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC and is referred to as “covered” other real estate. Fair value adjustments on covered other real estate result in a reduction of the covered other real estate carrying amount and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss charged against earnings.
The expected payments from the FDIC under the loss sharing agreements are recorded as part of the covered loans in the Unaudited Consolidated Statement of Financial Condition. As of June 30, 2010, Bank of Kansas has identified $10.2 million in cumulative net losses to submit to the FDIC under such loss sharing agreements.
ASC 310.30, Loan and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. The carrying value of the FDIC covered assets at June 30, 2010 consisted of loans accounted for in accordance with ASC 310.30 and other assets as follows:

	ASC 310.30
(Dollars in thousands)	Loans	Other	Total

Commercial real estate	$26,940	$—	$26,940
1-4 family residential	6,938	—	6,938
Real estate construction	8,813	—	8,813
Commercial	5,954	—	5,954
Consumer	698	—	698
Other real estate	—	4,352	4,352
Estimated loss reimbursement from the FDIC	18,663	—	18,663

Total covered assets	$68,006	$4,352	$72,358

Changes in the carrying and net accretable amounts for ASC 310.30 loans were as follows for the three and six months ended June 30, 2010:

	For the three months ended		For the six months ended
	June 30, 2010		June 30, 2010
	Net	Carrying	Net	Carrying
	accretable	amount	accretable	amount
(Dollars in thousands)	amount	of loans	amount	of loans

Fair value of acquired loans at beginning of period	$2,898	$76,909	$3,074	$85,405
Payments received	—	(7,099)	—	(14,432)
Transfers to other real estate	(34)	(1,822)	(52)	(3,140)
Charge-offs	110	—	107	—
Amortization	(18)	18	(173)	173

Balance at end of period	$2,956	$68,006	$2,956	$68,006

As of June 30, 2010, approximately $713.2 million, or 29%, of Southwest’s noncovered portfolio loans consisted of loans to individuals and businesses in the healthcare industry. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered

Nonaccrual loans:
Commercial real estate	$25,413	$5,016	$28,351	$1,847
One-to-four family residential	8,732	2,057	9,387	2,243
Real estate construction	75,079	5,134	57,586	7,525
Commercial	2,614	2,263	10,404	665
Other consumer	33	34	159	42

Total nonaccrual loans	$111,871	$14,504	$105,887	$12,322

Past due 90 days or more:
Commercial real estate	$—	$—	$100	$542
One-to-four family residential	111	—	76	—
Real estate construction	—	—	—	574
Commercial	—	130	18	—
Other consumer	222	—	116	20

Total past due 90 days or more	333	130	310	1,136

Restructured	5,525	—	—	—

Total nonperforming loans	117,729	14,634	106,197	13,458
Other real estate	27,634	4,352	18,432	4,748

Total nonperforming assets	$145,363	$18,986	$124,629	$18,206

Nonperforming assets to portfolio loans receivable and other real estate	5.81%	26.24%	4.87%	20.19%
Nonperforming loans to portfolio loans receivable	4.76%	21.52%	4.18%	15.76%
Allowance for loan losses to nonperforming loans	56.96%	—	58.77%	—
Government-guaranteed portion of nonperforming loans	$20	$8,952	$277	$7,683
All of the noncovered nonaccruing assets are subject to regular tests for impairment as part of Southwest’s allowance for loan losses methodology (see Note 5).
During the first six months of 2010, $339,000 of interest income was received on nonaccruing loans. If interest on all nonaccrual loans had been accrued for the six months ended June 30, 2010, additional interest income of $3.1 million would have been recorded.
Included in noncovered nonaccrual loans as of June 30, 2010 and December 31, 2009, respectively, are eight and five collateral dependent lending relationships with aggregate principal balances of approximately $73.9 million and $59.0 million and related impairment reserves of $9.0 million and $4.9 million, which were established based on recent appraisal values obtained for the respective properties. At June 30, 2010, seven of these lending relationships are in the real estate industry and include a residential condominium construction project with two loans outstanding, a retail building project with one loan outstanding, a lending relationship consisting of two loans that includes two retail commercial real estate buildings for lease, three residential land development lending relationships, two with two loans and the other with one loan outstanding, and one commercial land development relationship with one loan outstanding. The eighth lending relationship is a 1-4 Family and consists of two loans that include complexes of townhomes for lease.
As of June 30, 2010, the restructured loans have related impairment reserves totaling $506,000, which were established based on the discounted present value of future cash flows.
Under generally accepted accounting principles and instructions to reports of condition and income of federal banking regulators, a nonaccrual loan may be returned to accrual status: when none of its principal and interest is due and unpaid, repayment is expected, and there has been a sustained period (at least six months) of repayment performance; when the loan is not brought current, but there is a sustained period of performance and repayment within a reasonable period is reasonably assured; or when the loan otherwise becomes well-secured and in the process of collection. Purchased impaired loans also may be returned to accrual status without becoming fully current. Loans that have been restructured because of weakened financial positions of the borrowers also may be returned to accrual status if repayment is reasonably assured under the revised terms and there has been a sustained period of repayment performance.

NOTE 5: ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LOAN COMMITMENTS
Activity in the allowance for loan losses is shown below for the indicated periods.

	For the six	For the	For the six
	months ended	year ended	months ended
(Dollars in thousands)	June 30, 2010*	December 31, 2009*	June 30, 2009*

Balance at beginning of period	$62,413	$39,773	$39,773
Loans charged-off:
Commercial real estate	1,443	3,622	1,605
One-to-four family residential	705	1,476	35
Real estate construction	7,643	7,464	3,083
Commercial	2,521	5,223	2,306
Other consumer	400	1,128	756

Total charge-offs	12,712	18,913	7,785
Recoveries:
Commercial real estate	8	438	224
One-to-four family residential	28	430	21
Real estate construction	598	344	343
Commercial	292	893	577
Other consumer	121	272	241

Total recoveries	1,047	2,377	1,406

Net loans charged-off	11,665	16,536	6,379
Provision for loan losses	16,307	39,176	18,359

Balance at end of period	$67,055	$62,413	$51,753

* There were no significant amount of charge-offs or recoveries to covered loans.

Portfolio loans outstanding:
Average (noncovered)	$2,518,273	$2,614,045	$2,546,354
End of period (noncovered)	2,475,348	2,539,294	2,587,230
Net charge-offs to average portfolio loans (annualized)	0.93%	0.64%	0.51%
Allowance for loan losses to noncovered portfolio loans (end of period)	2.71%	2.46%	2.00%
The allowance for loan losses is a reserve established through a provision for loan losses charged to operations. Loan amounts which are determined to be uncollectible are charged against this allowance, and recoveries, if any, are added to the allowance. The appropriate amount of the allowance is based on continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the portfolio. The amount of the loan loss provision for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs for the period.
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
Each loan deemed to be impaired (all loans on nonaccrual or restructured) is evaluated on an individual basis using the discounted present value of expected cash flows, the fair value of collateral, or the market value of the loan, and a specific allowance is recorded based on the result consistent with ASC 310.10.35, Receivables: Subsequent Measurement. Collateral dependent loans are evaluated for impairment based upon the fair value of the collateral. The amount and level of the impairment allowance is ultimately determined by management’s estimate of the amount of expected future cash flows or, if the loan is collateral dependent, on the value of collateral, which may vary from period to period depending on changes in the financial condition of the borrower or changes in the estimated value of the collateral. Charge-offs against the allowance for impaired loans are made when and to the extent loans are deemed uncollectible. Any portion of a collateral dependent impaired loan in excess of the fair value of the collateral that is determined to be uncollectible is charged off.
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
The reserve for unfunded loan commitments was $2.5 million and $3.5 million at June 30, 2010 and December 31, 2009, respectively. The reserve, which is included in other liabilities on Southwest’s consolidated statement of financial condition, is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.
NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill totaled $6.8 million at June 30, 2010 and December 31, 2009.
Other intangible assets totaled $5.4 million at June 30, 2010, including $3.8 million related to core deposits and $1.6 million related to mortgage loan servicing rights. Other intangible assets totaled $5.8 million at December 31, 2009, including $4.1 million related to core deposits and $1.7 million related to mortgage loan servicing rights.
NOTE 7: ISSUANCE OF COMMON STOCK
On April 29, 2010, Southwest closed a public offering of 4,600,000 shares of common stock, including 600,000 shares pursuant to the underwriter’s over-allotment option, at a price of $12.50 per share resulting in aggregate proceeds of $57.5 million. The net proceeds of the offering were $54.0 million and were used to increase Southwest’s working capital and for general corporate purposes, including investment of $25.0 million in its financial institution subsidiaries, Stillwater National and Bank of Kansas.
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
     Available for sale securities – The fair value of U.S. Government and federal agency securities, equity securities, and residential mortgage-backed securities is estimated based on quoted market prices or dealer quotes. The fair value of other investments such as obligations of state and political subdivisions is estimated based on quoted market prices. The fair value of a certain private equity investment is estimated based on Southwest’s proportionate share of the net asset value. This investment has a quarterly redemption with sixty-five days notice.
As of June 30, 2010, assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Loans held for sale:
Student loans	$7,389	$—	$7,389	$—
One-to-four family residential	4,432	—	4,432	—
Other loans held for sale	13,794	—	13,794	—

Available for sale securities:
U.S. Government obligations	1,110	1,110	—	—
Federal agency securities	69,180	—	69,180	—
Obligations of state and political subdivisions	4,667	—	4,667	—
Residential mortgage-backed securities	163,807	—	163,807	—
Equity securities	1,674	280	1,394	—

Total	$266,053	$1,390	$264,663	$—

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
     Impaired loans – Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. Collateral values are estimated using Level 2 inputs based on third-party appraisals or Level 3 inputs based on customized discounting criteria. Certain other impaired loans are remeasured and reported through a specific valuation allowance allocation of the allowance for loan losses based upon the net present value of cash flow.
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
     Mortgage loan servicing rights – There is no active trading market for loan servicing rights. The fair value of loan servicing rights is estimated by calculating the present value of net servicing revenue over the anticipated life of each loan. A cash flow model is used to determine fair value. Key assumptions and estimates, including projected prepayments speeds and assumed servicing costs, earnings on escrow deposits, ancillary income, and discount rates, used by this model are based on current market sources. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults, and other relevant factors. The prepayment model is updated for changes in market conditions. There has been no impairment during 2010; therefore, no fair value adjustment was recorded through earnings.
For the six month period ended June 30, 2010, assets measured at fair value on a nonrecurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	At June 30,	Assets	Inputs	Inputs	Total Gains
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)	(Losses)

Noncovered impaired loans at fair value :
Commercial real estate	$22,840	$—	$22,840	$—	$(600)
One-to-four family residential	8,051	—	8,051	—	(141)
Real estate construction	41,759	—	27,254	14,505	(6,237)
Commercial	7,724	—	7,724	—	763
Other consumer	34	—	34	—	91

Noncovered other real estate	27,634	—	27,634	—	(209)

Total	$108,042	$—	$93,537	$14,505	$(6,333)

Noncovered impaired loans measured at fair value with a carrying amount of $99.9 million were written down to their fair value of $80.4 million, resulting in a life-to-date impairment of $19.5 million, of which $6.1 million was included in the provision for loan losses for the six months ended June 30, 2010.
Noncovered other real estate assets were written down to their respective fair values, resulting in impairment charges of $209,000, which was included in noninterest expense for the six months ended June 30, 2010.
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
The carrying values and estimated fair values of Southwest’s financial instruments follow:

	At June 30, 2010		At December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values

Financial assets:
Cash and cash equivalents	$125,290	$125,290	$118,847	$118,847
Investment securities:
Held to maturity	6,670	6,731	6,670	6,754
Available for sale	240,438	240,438	237,703	237,703
Other investments	18,787	18,787	19,066	19,066
Total loans	2,501,914	2,407,416	2,605,420	2,567,369
Accrued interest receivable	9,589	9,589	10,806	10,806

Financial liabilities:
Deposits	2,444,939	2,409,466	2,592,730	2,583,691
Accrued interest payable	2,567	2,567	3,191	3,191
Other liabilities	8,958	8,958	13,121	13,121
Other borrowings	93,036	93,479	103,022	103,527
Subordinated debentures	81,963	83,688	81,963	83,343
NOTE 9: SHARE-BASED COMPENSATION
The Southwest Bancorp, Inc. 2008 Stock Based Award Plan (the “2008 Stock Plan”) provides directors and selected key employees with the opportunity to acquire common stock through grants of options exercisable for common stock and other stock based awards. The 2008 Stock Plan replaced the Southwest Bancorp, Inc. 1999 Stock Option Plan, as amended (the “1999 Plan”). Options issued under the 1999 Plan continue in effect and are subject to the requirements of the plan, but no new options will be granted under this plan. The 2008 Stock Plan authorizes awards for up to 800,000 shares of Southwest common stock over its ten-year term; to date, 52,800 shares have been issued.
Stock Options
The exercise price of all stock options granted under the Stock Plans is the fair market value on the grant date. Depending upon terms of the stock option agreements, stock options generally become exercisable on an annual basis and expire from five to ten years after the date of grant.
No stock options have been granted in 2010 or 2009.

A summary of options outstanding under the Stock Plans as of June 30, 2010, and changes during the six month period then ended, is presented below.

			Weighted
		Weighted	Average Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (dollars
	Options	Price	Life (Years)	in thousands)

Outstanding at December 31, 2009	379,324	$20.98

Granted	—	—
Exercised	(7,500)	5.40
Canceled/expired	(111,615)	20.29

Outstanding at June 30, 2010	260,209	$21.72	1.11	$248

Total exercisable at June 30, 2010	260,209	$21.72	1.11	$248
As of June 30, 2010, all of Southwest’s nonvested stock options had become vested. The fair value of the options that became vested during the six month period was $6,000.
Restricted Stock
Restricted shares outstanding as of June 30, 2010 and 2009 were 104,250 and 78,050, respectively. For the six months ended June 30, 2010, Southwest recognized $113,000 in compensation expense, net of tax, related to all restricted shares outstanding compared to $90,000 in compensation expense, net of tax, that was recorded in the first six months of 2009. As of June 30, 2010, there was $325,000 of total unrecognized compensation expense related to restricted shares granted under the Stock Plans. This unrecognized expense is expected to be recognized during the next two years.
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
NOTE 10: TAXES ON INCOME
In accordance with ASC 740, Income Taxes, the total gross balance of unrecognized tax benefits at June 30, 2010 was $5.0 million. Of this total, $1.7 million (net of federal benefit on state issues) represents the amount of unrecognized tax benefits that if recognized would favorably affect the effective tax rate in any future periods.
Southwest recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses. For the six months ended June 30, 2010, an additional $324,000 has been accrued in interest and penalties. Southwest had approximately $2.8 million accrued for interest and penalties at June 30, 2010.
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

NOTE 11: EARNINGS PER SHARE
Earnings per common share is computed using the two-class method prescribed by ASC 260, Earnings Per Share. Using the two-class method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which excludes outstanding unvested restricted stock. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method. Stock options and warrants with exercise prices greater than the average market price of common shares were not included in the computation of earnings per diluted share as they would have been antidilutive. On June 30, 2010 and 2009, there were 234,749 and 375,083 antidilutive stock options to purchase common shares, respectively. An antidilutive warrant to purchase 703,753 shares of common stock was also outstanding on June 30, 2010.
The following table sets forth the computation of basic and diluted earnings per common share:

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands, except earnings per share data)	2010	2009	2010	2009

Numerator:
Net income	$4,411	$5,945	$8,783	$7,274
Preferred dividend	(875)	(875)	(1,750)	(1,750)
Warrant amortization	(170)	(160)	(338)	(318)

Net income available to common shareholders	$3,366	$4,910	$6,695	$5,206
Earnings allocated to participating securities	(9)	(15)	(20)	(16)

Numerator for basic earnings per common share	$3,357	$4,895	$6,675	$5,190
Effect of reallocating undistributed earnings of participating securities	(9)	(14)	(20)	(14)

Numerator for diluted earnings per common share	$3,348	$4,881	$6,655	$5,176

Denominator:
Denominator for basic earnings per common share - Weighted average common shares outstanding	17,920,624	14,586,025	16,316,732	14,570,564
Effect of dilutive securities:
Stock options	23,846	44,263	18,421	57,569
Warrant	—	—	—	—

Denominator for diluted earnings per common share	17,944,470	14,630,288	16,335,153	14,628,133

Earnings per common share:
Basic	$0.19	$0.34	$0.41	$0.36

Diluted	$0.19	$0.33	$0.41	$0.35

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
The primary purpose of the funds management unit is to manage Southwest’s overall internal liquidity needs and interest rate risk. Each segment borrows funds from or provides funds to the funds management unit as needed to support its operations. The value of funds provided to and the cost of funds borrowed from the funds management unit by each segment are internally priced at rates that approximate market rates for funds with similar duration. The yield used in the funds transfer pricing curve is a blend of rates based on the volume usage of retail and brokered certificates of deposit and Federal Home Loan Bank advances.

The Other Operations segment also includes SNB Wealth Management and corporate investments. These operations are discussed more fully in Southwest’s 2009 Annual Report on Form 10-K.
Southwest identifies reportable segments by type of service provided and geographic location. Operating results are adjusted for borrowings, allocated service costs, and management fees. Portfolio loans are allocated based upon the state of the borrower or the location of the real estate in the case of real estate loans. Loans included in the Other States Banking segment are portfolio loans attributable to thirty-four states other than Oklahoma, Texas, or Kansas and primarily consist of healthcare and commercial real estate credits. These out of state loans are administered by offices in Oklahoma, Texas, or Kansas.
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
The following table summarizes financial results by operating segment:

For the Three Months Ended June 30, 2010
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations	Company

Net interest income	$11,204	$10,637	$4,201	$2,170	$276	$(1,380)	$27,108
Provision for loan losses	(604)	6,506	(439)	2,313	—	—	7,776
Noninterest income	2,133	436	956	56	360	21	3,962
Noninterest expenses	6,690	3,403	3,960	779	518	796	16,146

Income (loss) before taxes	7,251	1,164	1,636	(866)	118	(2,155)	7,148
Taxes on income	2,917	467	651	(359)	46	(985)	2,737

Net income (loss)	$4,334	$697	$985	$(507)	$72	$(1,170)	$4,411

For the Three Months Ended June 30, 2009
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking**	Banking	Market	Operations	Company

Net interest income	$11,354	$11,935	$2,567	$2,345	$309	$(4,054)	$24,456
Provision for loan losses	1,998	3,147	260	2,072	—	—	7,477
Noninterest income	2,328	489	4,214	50	706	(526)	7,261
Noninterest expenses	6,565	3,386	2,670	295	820	954	14,690

Income (loss) before taxes	5,119	5,891	3,851	28	195	(5,534)	9,550
Taxes on income	1,835	2,229	1,446	106	78	(2,089)	3,605

Net income (loss)	$3,284	$3,662	$2,405	$(78)	$117	$(3,445)	$5,945

**	Noninterest income includes the $3.3 million gain on acquisition previously described.

For the Six Months Ended June 30, 2010
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations*	Company

Net interest income	$22,158	$21,707	$8,371	$4,362	$640	$(3,329)	$53,909
Provision for loan losses	1,429	11,918	1,838	1,122	—	—	16,307
Noninterest income	4,193	843	1,953	189	1,104	(142)	8,140
Noninterest expenses	12,935	6,679	7,437	1,398	1,092	1,863	31,404

Income (loss) before taxes	11,987	3,953	1,049	2,031	652	(5,334)	14,338
Taxes on income	4,833	1,600	419	816	253	(2,366)	5,555

Net income (loss)	$7,154	$2,353	$630	$1,215	$399	$(2,968)	$8,783

*	Includes externally generated revenue of $3.2 million, primarily from investing services, and an internally generated loss of $6.7 million from the funds management unit

Fixed asset expenditures	$61	$40	$69	$—	$52	$370	$592
Total loans at period end	914,004	1,041,228	329,157	258,965	25,615	—	2,568,969
Total assets at period end	931,978	1,032,579	449,935	251,119	27,815	317,409	3,010,835
Total deposits at period end	1,633,719	157,658	269,056	—	3,370	381,136	2,444,939

For the Six Months Ended June 30, 2009
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking**	Banking	Market	Operations*	Company

Net interest income	$22,734	$21,039	$5,151	$4,863	$736	$(9,029)	$45,494
Provision for loan losses	3,491	7,158	423	7,287	—	—	18,359
Noninterest income	4,507	945	4,362	112	1,145	2,667	13,738
Noninterest expenses	13,197	7,037	4,175	1,036	1,790	2,054	29,289

Income (loss) before taxes	10,553	7,789	4,915	(3,348)	91	(8,416)	11,584
Taxes on income	4,059	3,008	1,912	(1,296)	35	(3,408)	4,310

Net income (loss)	$6,494	$4,781	$3,003	$(2,052)	$56	$(5,008)	$7,274

*	Includes externally generated revenue of $6.2 million, primarily from investing services, and an internally generated loss of $12.5 million from the funds management unit

**	Noninterest income includes the $3.3 million gain on acquisition previously described.

Fixed asset expenditures	$1,391	$3	$115	$—	$—	$220	$1,729
Total loans at period end	967,981	1,037,694	412,314	286,337	26,006	—	2,730,332
Total assets at period end	983,698	1,026,731	432,593	283,528	29,554	282,881	3,038,985
Total deposits at period end	1,489,241	148,463	301,450	—	4,268	508,873	2,452,295
NOTE 13: NEW AUTHORITATIVE ACCOUNTING GUIDANCE
New authoritative accounting guidance under ASC 860, Transfers and Servicing, amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, where companies have continuing exposure to the risks related to transferred financial assets. The new guidance eliminates the concept of a qualifying special-purpose entity (“SPE”) and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. Southwest adopted the new guidance under ASC 860 effective January 1, 2010. Adoption of the new guidance did not have a significant impact on Southwest’s financial statements.
New authoritative accounting guidance under ASC 810, Consolidation, amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purposes and design and a company’s ability to direct the activities of the entity that most significantly affect the entity’s economic performance. The new guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement, as well as its effect on the entity’s financial statements. Southwest adopted the new guidance under ASC 810 effective January 1, 2010. Adoption of the new guidance did not have a significant impact on Southwest’s financial statements.

On January 21, 2010, FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends ASC 820, Fair Value Measurements and Disclosures, to require a number of additional disclosures regarding fair value measurements. Specifically, entities are required to disclose: the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; the reasons for any transfers in or out of Level 3; and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances, and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 also amends ASC 820 to clarify certain existing disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all the amendments to ASC 820 made by ASU 2010-06 were effective for Southwest on January 1, 2010, and the required disclosures are reported in Note 8. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements is effective for Southwest on January 1, 2011 and is not expected to have a significant impact on Southwest’s financial statements.
On July 21, 2010, FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”), which amends ASC 830, Receivables, to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses. ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, the activity in the allowance for credit losses as well as information about modified, impaired, nonaccrual, and past due loans and credit quality indicators. ASU 2010-20 will be effective for Southwest’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for Southwest’s financial statements that include periods beginning on or after January 1, 2011.

SOUTHWEST BANCORP, INC.
Management’s Discussion and Analysis
of Financial Condition and Results of Operations
Caution About Forward-Looking Statements.
We make forward-looking statements in this Form 10-Q and documents incorporated by reference into it that are subject to risks and uncertainties. We intend these statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
These forward-looking statements include:
•	Statements of our goals, intentions, and expectations:
•	Estimates of risks and of future costs and benefits;
•	Expectations regarding our future financial performance and the financial performance of our operating segments;
•	Assessments of loan quality, probable loan losses, and the amount and timing of loan payoffs;
•	Assessments of liquidity, off-balance sheet risk, and interest rate risk; and
•	Statements of our ability to achieve financial and other goals.
These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws, regulations and accounting principles; and a variety of other matters. These other matters include, among other things, the direct and indirect effects of economic conditions on interest rates, credit quality, loan demand, liquidity, and monetary and supervisory policies of banking regulators. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest’s past growth and performance do not necessarily indicate its future results. For other factors, risks, and uncertainties that could cause actual results to differ materially from estimates and projections contained in forward-looking statements, please read the “Risk Factors” sections contained in Southwest’s reports to the Securities and Exchange Commission.
The cautionary statements in this Form 10-Q and any documents incorporated by reference herein also identify important factors and possible events that involve risk and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made. We do not intend, and undertake no obligation, to update or revise any forward-looking statements contained in this Form 10-Q, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.
Management’s discussion and analysis of Southwest’s consolidated financial condition and results of operations should be read in conjunction with Southwest’s unaudited consolidated financial statements and the accompanying notes.
CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
The accounting and reporting policies followed by Southwest Bancorp, Inc. (“Southwest”) conform, in all material respects, to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the financial services industry. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While Southwest bases estimates on historical experience, current information, and other factors deemed to be relevant, actual results could differ from those estimates.
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
GENERAL
Southwest is the bank holding company for Stillwater National Bank and Trust Company (“Stillwater National”) and Bank of Kansas. Through its subsidiaries, Southwest offers commercial and consumer lending, deposit and investment services, and specialized cash management, and other financial services from offices in Oklahoma, Texas, and Kansas; and on the Internet, through SNB DirectBanker®.
Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest became a public company in late 1993 with assets of approximately $434.0 million. At June 30, 2010, Southwest had total assets of $3.0 billion, deposits of $2.4 billion, and shareholders’ equity of $375.3 million.
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
At June 30, 2010, the Texas Banking segment accounted for $1.0 billion in loans, the Oklahoma Banking segment accounted for $914.0 million in loans, the Kansas Banking segment accounted for $329.2 million in loans, and the Other States Banking segment accounted for $259.0 million in loans. Southwest offers products to the student, residential mortgage, and rural healthcare lending markets. These operations comprise the Secondary Market business segment. During the first six months of 2010, Secondary Market loans, primarily student loans, decreased $17.5 million, or 41%, to $25.6 million. Southwest engages in residential mortgage lending, but residential mortgages have not been a significant element of Southwest’s strategy. Please see “Financial Condition: Loans” below for additional information.
For additional information on Southwest’s operating segments, please see “Note 12: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements.
FINANCIAL CONDITION
Investment Securities
Southwest’s investment security portfolio increased $2.5 million, or 1%, from $263.4 million at December 31, 2009, to $265.9 million at June 30, 2010. The increase is primarily the result of a $4.7 million, or 3%, increase in residential mortgage-backed securities and a $3.8 million, or 51%, increase in tax-exempt securities, offset in part by a $6.2 million, or 8%, decrease in U.S. government and agency securities during the first six months of 2010.
Loans
Total loans, including loans held for sale, were $2.6 billion at June 30, 2010, a 4% decrease from December 31, 2009. One-to-four family residential mortgage and construction, commercial real estate construction, commercial, student, and other consumer loans decreased, while commercial real estate mortgage loans increased. Southwest has reduced student loan activities as a result of changes in federal regulations.

The following table presents the trends in the composition of the loan portfolio at the dates indicated:

	June 30, 2010		December 31, 2009		Total	Total
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered	$ Change	% Change

Real estate mortgage
Commercial	$1,251,709	$36,107	$1,212,409	$39,836	$35,571	2.84%
One-to-four family residential	106,814	10,277	114,614	12,630	(10,153)	(7.98)
Real estate construction
Commercial	589,590	8,190	618,078	12,515	(32,813)	(5.20)
One-to-four family residential	35,129	3,853	41,109	5,324	(7,451)	(16.05)
Commercial	471,004	8,487	520,505	13,412	(54,426)	(10.19)
Installment and consumer
Guaranteed student loans	7,389	—	36,163	—	(28,774)	(79.57)
Other	39,328	1,092	39,550	1,688	(818)	(1.98)

Total loans	$2,500,963	$68,006	$2,582,428	$85,405	$(98,864)	(3.71)%

The composition of loans held for sale and reconciliation to total loans is shown in the following table.

	June 30,	December 31,
(Dollars in thousands)	2010	2009	$ Change	% Change

Loans held for sale:
Student loans	$7,389	$36,163	$(28,774)	(79.57)%
One-to-four family residential	4,432	5,612	(1,180)	(21.03)
Other loans held for sale	13,794	1,359	12,435	915.01

Total loans held for sale	25,615	43,134	(17,519)	(40.62)
Noncovered portfolio loans	2,475,348	2,539,294	(63,946)	(2.52)
Covered portfolio loans	68,006	85,405	(17,399)	(20.37)

Total loans	$2,568,969	$2,667,833	$(98,864)	(3.71)%

Management determines the appropriate level of the allowance for loan losses using an established methodology. (See “Note 5: Allowance for Loan Losses and Reserve for Unfunded Loan Commitments” in the Notes to Unaudited Consolidated Financial Statements.) The allowance for loan losses is comprised of two primary components. Loans deemed to be impaired (all loans on nonaccrual or restructured) are evaluated on an individual basis using the discounted present value of expected cash flows, the fair value of collateral, or the market value of the loan and a specific allowance is recorded based upon the result. Collateral dependent loans are evaluated for impairment based upon the fair value of the collateral. Any portion of a collateral dependent impaired loan in excess of the fair value of the collateral that is determined to be uncollectible is charged off. Loans other than impaired loans are segmented into loan pools by type of loan. The allowance on these other loans is determined by use of historical loss ratios adjusted for qualitative internal and external risk factors.
At June 30, 2010, the allowance for loan losses was $67.1 million, an increase of $4.6 million, or 7%, from the allowance for loan losses at December 31, 2009. Changes in the amount of the allowance resulted from the application of the methodology, which is designed to estimate inherent losses on total portfolio loans, including nonperforming loans. At June 30, 2010, the allowance on the $111.9 million in noncovered nonaccrual loans and the $5.5 million noncovered restructured loans was $15.3 million (13.0%), compared with an allowance on $105.9 million in noncovered nonaccrual loans at December 31, 2009 of $13.3 million (12.6%), creating an increase in the allowance of $2.0 million, or 15%. At June 30, 2010, the allowance for other noncovered loans was $51.7 million (2.2%), compared to $49.1 million (2.0%) at December 31, 2009, creating an increase in the allowance of $2.6 million, or 5%. The increase in the allowance related to these other noncovered loans mainly resulted from consideration of certain trends and qualitative factors. These included changes in adjusted loss rates made due to changes in net loss ratios, management’s assessment of economic risk (particularly with respect to commercial and commercial real estate loans), asset quality trends, including decreased levels of potential problem loans, and loan concentrations in commercial real estate mortgage and construction loans, which together comprised approximately 74% of our noncovered portfolio loans at June 30, 2010. The total allowance was 2.71% and 2.46% of total noncovered portfolio loans at June 30, 2010 and December 31, 2009, respectively. Management believes the amount of the allowance is appropriate. Covered portfolio loans were $68.0 million as of June 30, 2010. These loans are subject to protection under the loss sharing agreements with the FDIC and currently do not have an allowance for loan losses.

The amount of the loan loss provision for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs for the period. Net charge-offs for the first six months of 2010 were $11.7 million, an increase of $5.3 million, or 83%, over the $6.4 million recorded for the first six months of 2009. The provision for loan losses for the first six months of 2010 was $16.3 million, representing a decrease of $2.1 million, or 11%, from the $18.4 million recorded for the first six months of 2009.
At June 30, 2010, the allowance for loan losses was 56.96% of noncovered nonperforming loans, compared to 58.77% of noncovered nonperforming loans, at December 31, 2009 (see “Results of Operations-Provision for Loan Losses”). Noncovered nonaccrual loans, which comprise the majority of noncovered nonperforming loans, were $111.9 million as of June 30, 2010, an increase of $6.0 million, or 6%, from December 31, 2009. Noncovered nonaccrual loans at June 30, 2010 were comprised of 56 relationships and were primarily concentrated in real estate construction (67%) and commercial real estate (23%) loans. All noncovered nonaccrual loans are considered impaired and are carried at their estimated collectible amounts. Noncovered loans 90 days or more past due, another component of noncovered nonperforming loans, increased $23,000, or 7%, from December 31, 2009. These noncovered loans are believed to have sufficient collateral and are in the process of being collected. Covered nonperforming loans of $14.6 million are subject to protection under the loss share agreements with the FDIC.
At June 30, 2010 and December 31, 2009, eight and seven credit relationships represented 63% and 66% of noncovered nonperforming loans and 51% and 57% of noncovered nonperforming assets, respectively. As of June 30, 2010, these credit relationships were all collateral dependent and included seven real estate lending relationships and one 1-4 Family relationship with aggregate principal balances of $73.9 million and related impairment reserves of $9.0 million. These impairment reserves were established based on recent appraisal values. These lending relationships include a residential condominium construction project, a retail building project, retail commercial real estate buildings, three residential land development lending relationships, a commercial land development project, and townhome complexes. A table showing the composition of noncovered and covered nonperforming loans by category is included in “Note 4: Loans and Other Real Estate” in the Notes to Unaudited Consolidated Financial Statements.
Performing loans considered potential problem loans, loans which are not included in the past due, nonaccrual, or restructured categories but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, amounted to approximately $248.4 million at June 30, 2010, compared to $267.3 million at December 31, 2009. Included are $6.2 million and $8.9 million, respectively, of covered potential problem loans, which are subject to protection under the loss share agreements with the FDIC. Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.
At June 30, 2010, the reserve for unfunded loan commitments was $2.5 million, a $977,000, or 28%, decrease from the amount at December 31, 2009. Management believes the amount of the reserve is appropriate and the decreased amount is the result of application of our methodology. (See “Note 5: Allowance for Loan Losses and Reserve for Unfunded Loan Commitments” in the Notes to Unaudited Consolidated Financial Statements.)
Deposits and Other Borrowings
Southwest’s deposits were $2.4 billion and $2.6 billion at June 30, 2010 and December 31, 2009, respectively.
The following table presents the trends in the composition of deposits at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2010	2009	$ Change	% Change

Noninterest-bearing demand	$326,721	$324,829	$1,892	0.58%
Interest-bearing demand	102,218	74,201	28,017	37.76
Money market accounts	510,549	505,521	5,028	0.99
Savings accounts	25,321	25,730	(409)	(1.59)
Time deposits of $100,000 or more	861,110	1,004,439	(143,329)	(14.27)
Other time deposits	619,020	658,010	(38,990)	(5.93)

Total deposits	$2,444,939	$2,592,730	$(147,791)	(5.70)%

Stillwater National has substantial unused borrowing availability in the form of unsecured brokered certificate of deposits from Bank of America Merrill Lynch, Citigroup Global Markets, Inc., Wachovia Bank, NA, UBS Securities, LLC, RBC Capital Markets Corp., and Morgan Stanley & Co., Inc. in connection with its retail certificate of deposit program. At June 30, 2010, $210.0 million in these retail certificates of deposit were included in time deposits of $100,000 or more, a decrease of $120.0 million, or 36%, from December 31, 2009.
Stillwater National has other brokered certificates of deposit totaling $1.7 million and $1.6 million as of June 30, 2010 and December 31, 2009, respectively, included in time deposits of $100,000 or more in the above table.
Other borrowings, which includes federal funds purchased, FHLB borrowings, and repurchase agreements, decreased $10.0 million, or 10%, to $93.0 million during the first six months of 2010. The decrease reflects the changes in the need for other funding based on lending activities for the period.
Shareholders’ Equity
Shareholders’ equity increased $65.5 million, or 21%, due primarily to the $54.3 million generated from the sale of common stock through a common stock offering, the employee stock purchase plan, and share based compensation plans, including tax benefits realized, and earnings of $8.8 million, offset in part by preferred dividends declared totaling $1.8 million for the first six months of 2010. Net unrealized holding gains on available for sale investment securities (net of tax) increased to $5.1 million at June 30, 2010, compared to $945,000 at December 31, 2009.
At June 30, 2010, Southwest, Stillwater National, and Bank of Kansas continued to exceed all applicable regulatory capital requirements. See “Capital Requirements” on page 37.
RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2010 and 2009
Net income available to common shareholders for the second quarter of 2010 of $3.4 million represented a decrease of $1.5 million, or 31%, from the $4.9 million earned in the second quarter of 2009. Diluted earnings per share were $0.19, compared to $0.33, a 42% decrease. The decrease in quarterly net income available to common shareholders was the result of a $3.3 million, or 45%, decrease in noninterest income due mainly to the one-time gain recorded in 2009 in connection with the FNBA transaction and a $1.5 million, or 10%, increase in noninterest expenses, offset in part by a $2.7 million, or 11%, increase in the net interest income and an $868,000 decrease in income tax expense.
Provision for loan losses are booked in the amounts necessary to increase the allowance for loan losses to an appropriate level at period end after net charge-offs for the period. The necessary provision for second quarter of 2010 was $299,000 more than the provision required for second quarter of 2009. (See “Note 5: Allowance for Loan Losses and Unfunded Loan Commitments” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses and for Unfunded Loan Commitments” on page 35.)
On an operating segment basis, the decrease in net income was the result of a $3.0 million decrease in net income from the Texas Banking segment, a $1.4 million decrease in net income from the Kansas Banking segment, and a $429,000 increase in net loss from the Other States Banking segment, offset in part by a $2.3 million decrease in net loss from the Other Operations segment and a $1.1 million increase in net income from the Oklahoma Banking segment. The decrease in the Kansas Banking segment income reflected the gain on the FNBA transaction recorded in 2009 among other factors.

Net Interest Income

	For the three months
	ended June 30,
(Dollars in thousands)	2010	2009	$ Change	% Change

Interest income:
Loans	$33,891	$36,009	$(2,118)	(5.88)%
Investment securities:
U.S. government and agency obligations	553	298	255	85.57
Mortgage-backed securities	1,453	1,561	(108)	(6.92)
State and political subdivisions	237	141	96	68.09
Other securities	77	79	(2)	(2.53)
Other interest-earning assets	68	3	65	2,166.67

Total interest income	36,279	38,091	(1,812)	(4.76)

Interest expense:
Interest-bearing demand deposits	140	150	(10)	(6.67)
Money market accounts	1,037	1,211	(174)	(14.37)
Savings accounts	16	14	2	14.29
Time deposits of $100,000 or more	3,517	5,552	(2,035)	(36.65)
Other time deposits	2,661	4,145	(1,484)	(35.80)
Other borrowings	524	1,180	(656)	(55.59)
Subordinated debentures	1,276	1,383	(107)	(7.74)

Total interest expense	9,171	13,635	(4,464)	(32.74)

Net interest income	$27,108	$24,456	$2,652	10.84%

Net interest income is the difference between the interest income Southwest earns on its loans, investments, and other interest-earning assets and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by changes in market interest rates because different types of assets and liabilities may react differently and at different times to changes in market interest rates. When interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. Similarly, when interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase of market rates of interest could reduce net interest income.
Yields on Southwest’s interest-earning assets decreased 42 basis points, while the rates paid on Southwest’s interest-bearing liabilities decreased 75 basis points, resulting in an increase in the interest rate spread to 3.32% for the second quarter of 2010 from 2.99% for the second quarter of 2009. During the same periods, annualized net interest margin was 3.65% and 3.41%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 126.83% from 122.33%. Included in second quarter of 2010 net interest income is $452,000 from the quarterly adjustment of the discount accretion on loans and loss share receivable. Included in the second quarter of 2009 net interest income is a recovery of $1.9 million in interest as a nonperforming loan was resolved. Net interest margin would have been 6 basis points and 26 basis points lower without these recoveries, respectively.
The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets, which was offset in part by earnings on a $96.8 million, or 3%, increase in average interest-earning assets. Southwest’s average loans decreased $42.5 million, or 2%, and the related yield decreased to 5.21% for the second quarter of 2010 from 5.45% for the second quarter of 2009. During the same period, average investment securities increased $33.6 million, or 15%; however, the related yield decreased to 3.59% from 3.70% in 2009. Average other interest earning assets increased $105.6 million; however, the related yield decreased to 0.25% for the second quarter of 2010 from 0.28% for the second quarter of 2009.
The decrease in total interest expense can be attributed to the decrease in rates paid on interest-bearing liabilities and the effects of a $7.3 million, or less than 1%, decrease in average interest-bearing liabilities. Southwest’s average total interest-bearing deposits increased $93.7 million, or 5%; however, the related rates paid for interest expense decreased to 1.36% for the second quarter of 2010 from 2.14% for the second quarter of 2009. Average other borrowings decreased $101.0 million, or 51%, and the related rates paid for interest expense decreased to 2.15% for the second quarter of 2010 from 2.38% for the second quarter of 2009.

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

	For the three months ended June 30,
	2010 vs. 2009
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate

Interest earned on:
Loans receivable (1) (2)	$(2,118)	$(570)	$(1,548)
Investment securities (1)	241	393	(152)
Other interest-earning assets	65	51	14

Total interest income	(1,812)	1,250	(3,062)

Interest paid on:
Interest-bearing demand	(10)	31	(41)
Money market accounts	(174)	86	(260)
Savings accounts	2	6	(4)
Time deposits	(3,519)	167	(3,686)
Other borrowings	(656)	(550)	(106)
Subordinated debentures	(107)	—	(107)

Total interest expense	(4,464)	(42)	(422)

Net interest income	$2,652	$1,292	$1,360

(1)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

(2)	Information regarding noncovered and covered loans for the period shown is not readily available.

UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the three months ended June 30,
(Dollars in thousands)	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Total loans (1) (2) (4)	$2,606,686	$33,891	5.21%	$2,649,140	$36,009	5.45%
Investment securities (2)	258,936	2,320	3.59	225,353	2,079	3.70
Other interest-earning assets	109,964	68	0.25	4,321	3	0.28

Total interest-earning assets	2,975,586	36,279	4.89	2,878,814	38,091	5.31
Other assets	67,454			67,725

Total assets	$3,043,040			$2,946,539

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$107,693	$140	0.52%	$87,036	$150	0.69%
Money market accounts	505,863	1,037	0.82	470,506	1,211	1.03
Savings accounts	25,615	16	0.25	17,309	14	0.32
Time deposits	1,527,074	6,178	1.62	1,497,651	9,697	2.60

Total interest-bearing deposits	2,166,245	7,371	1.36	2,072,502	11,072	2.14
Other borrowings	97,909	524	2.15	198,936	1,180	2.38
Subordinated debentures	81,963	1,276	6.23	81,963	1,383	6.75

Total interest-bearing liabilities	2,346,117	9,171	1.57	2,353,401	13,635	2.32

Noninterest-bearing demand deposits	321,651			267,406
Other liabilities	16,921			20,827
Shareholders’ equity	358,351			304,905

Total liabilities and shareholders’ equity	$3,043,040			$2,946,539

Net interest income and interest rate spread		$27,108	3.32%		$24,456	2.99%

Net interest margin (3)			3.65%			3.41%

Ratio of average interest-earning assets to average interest-bearing liabilities	126.83%			122.33%

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.

(2)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

(3)	Net interest margin = annualized net interest income / average interest-earning assets

(4)	Information regarding noncovered and covered loans for the period shown is not readily available.

Noninterest Income

	For the three months
	ended June 30,
(Dollars in thousands)	2010	2009	$ Change	% Change
Noninterest income:
Other service charges	$2,784	$2,657	$127	4.78%
Other fees	386	160	226	141.25
Other noninterest income	342	246	96	39.02
Gain on acquisition	—	3,281	(3,281)	(100.00)
Gain on sales of loans:
Student loan sales	49	122	(73)	(59.84)
One-to-four family residential	366	804	(438)	(54.48)
All other loan sales	1	—	1	NA
Gain on sale/call of investment securities	34	(9)	43	(477.78)

Total noninterest income	$3,962	$7,261	$(3,299)	(45.43)%

The increase in other service charges is the result of increases in overdraft and interchange service charges. Other fees increased primarily as a result of increased loan servicing fees, increased brokerage fees, and decreased amortization of mortgage servicing rights.
The gain on acquisition is the result of the FDIC-assisted FNBA transaction recorded in the second quarter of 2009.
Gain on sales of loans is a reflection of the activity in the student, mortgage, and commercial lending areas discussed elsewhere in this report.
Noninterest Expense

	For the three months
	ended June 30,
(Dollars in thousands)	2010	2009	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$7,637	$6,887	$750	10.89%
Occupancy	2,836	2,789	47	1.69
FDIC and other insurance	1,521	2,319	(798)	(34.41)
Other real estate (net)	629	103	526	(510.68)
Unfunded loan commitment reserve	(512)	(388)	(124)	31.96
Other general and administrative	4,035	2,980	1,055	35.40

Total noninterest expense	$16,146	$14,690	$1,456	9.91%

Salaries and employee benefits increased primarily as a result of an increase in the profit sharing contributions and increased employee insurance expense. The number of full-time equivalent employees decreased from 455 at the beginning of the quarter to 447 as of June 30, 2010. For the second quarter of 2009, the number of full-time equivalent employees increased from 425 at the beginning of the quarter to 478 as of June 30, 2009, primarily as a result of the personnel added with the FNBA transaction.
Southwest’s financial institution subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates. The decrease from prior year is the result of the second quarter 2009 expense including a special assessment fee imposed by the FDIC, offset in part by an increase in the assessment rate in 2010.
The unfunded loan commitment reserve expense decreased due to a decline in the level of commitments when compared to the same period of the prior year.
The increase in other general and administrative expenses is the result of increased consulting fees, increased legal fees, and increased miscellaneous expense, which in second quarter 2009 includes a $340,000 reversal of prior year’s Visa litigation accrual.

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
Net income available to common shareholders for the six months ended June 30, 2010 of $6.7 million represented an increase of $1.5 million, or 29%, from the $5.2 million earned in the six months ended June 30, 2009. Diluted earnings per share were $0.41 compared to $0.35, a 17% increase. The increase in net income available to common shareholders was primarily the result of an $8.4 million, or 19%, increase in net interest income and a $2.1 million, or 11%, decrease in the provision for loan losses, offset in part by a $5.6 million, or 41%, decrease in noninterest income, a $2.1 million, or 7%, increase in noninterest expense, and a $1.2 million, or 29%, increase in income taxes.
Provisions for loan losses are booked in the amounts necessary to increase the allowance for loan losses to an appropriate level at period end after charge-offs for the period. The necessary provision as of June 30, 2010 was $2.1 million less than the provision required as of June 30, 2009. (See Note 5: “Allowance for Loan Losses and Unfunded Loan Commitments” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses and for Unfunded Loan Commitments” on page 36.)
On an operating segment basis, the increase in net income was the result of a $3.3 million increase in net income from the Other States Banking segment, a $2.0 million decrease in net loss from the Other Operations segment, a $660,000 increase in net income from the Oklahoma Banking segment, and a $343,000 increase in net income from the Secondary Market segment, offset by a $2.4 million decrease in net income from both the Texas and Kansas Banking segments. The decrease in the Kansas Banking segment net income reflected the gain on the FNBA transaction recorded in the first half of 2009 among other factors.
Net Interest Income

	For the six months
	ended June 30,
(Dollars in thousands)	2010	2009	$ Change	% Change
Interest income:
Loans	$68,263	$69,277	$(1,014)	(1.46)%
Investment securities:
U.S. government and agency obligations	1,149	973	176	18.09
Mortgage-backed securities	2,899	3,154	(255)	(8.08)
State and political subdivisions	450	300	150	50.00
Other securities	142	164	(22)	(13.41)
Other interest-earning assets	135	9	126	1,400.00

Total interest income	73,038	73,877	(839)	(1.14)

Interest expense:
Interest-bearing demand deposits	272	303	(31)	(10.23)
Money market accounts	2,050	2,564	(514)	(20.05)
Savings accounts	32	23	9	39.13
Time deposits of $100,000 or more	7,541	11,702	(4,161)	(35.56)
Other time deposits	5,650	8,540	(2,890)	(33.84)
Other borrowings	1,041	2,464	(1,423)	(57.75)
Subordinated debentures	2,543	2,787	(244)	(8.75)

Total interest expense	19,129	28,383	(9,254)	(32.60)

Net interest income	$53,909	$45,494	$8,415	18.50%

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

Yields on Southwest’s interest-earning assets decreased 29 basis points, while the rates paid on Southwest’s interest-bearing liabilities decreased 84 basis points, resulting in an increase in the interest rate spread to 3.31% for the first six months of 2010 from 2.76% for the first six months of 2009. During the same periods, annualized net interest margin was 3.62% and 3.20%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 124.72% from 122.14%. Included in net interest income for the first half of 2010 is $846,000 in net recoveries from the resolution of nonperforming loans and additional discount accretion on loans and loss share receivable, offset in part by interest reversals on nonaccrual loans. Included in net interest income for the first half of 2009 is a recovery of $1.9 million in interest from the resolution of a nonperforming loan. Net interest margin would have been 5 basis points and 13 basis points lower without these recoveries, respectively.
The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets, which was offset in part by earnings on a $138.1 million, or 5%, increase in average interest-earning assets. Southwest’s average loans increased $15.7 million, or 1%; however, the related yield decreased to 5.22% for the first six months of 2010 from 5.33% in 2009. During the same period, average investment securities increased $22.8 million, or 10%, and the related yield decreased to 3.60% from 3.91% in 2009. Average other interest earning assets increased $99.6 million, yet the related yield decreased to 0.26% for the first six months of 2010 from 0.51% in 2009.
The decrease in total interest expense can be attributed to the decrease in the rates paid on interest-bearing liabilities, offset in part by the effects of a $62.2 million, or 3%, increase in average interest-bearing liabilities. Southwest’s total interest-bearing deposits increased $182.2 million, or 9%; however, the related rates paid for interest expense decreased to 1.41% for the first six months of 2010 from 2.28% in 2009. Average other borrowings decreased $120.0 million, or 55%, and the related rates paid for interest expense decreased to 2.15% for the first six months of 2010 from 2.28% for 2009.
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

	For the six months ended June 30,
(Dollars in thousands)	2010 vs. 2009
	Increase	Due to Change
	Or	In Average:
	(Decrease)	Volume	Rate
Interest earned on:
Loans receivable (1) (2)	$(1,014)	$413	$(1,427)
Investment securities (1)	49	422	(373)
Other interest-earning assets	126	132	(6)

Total interest income	(839)	3,471	(4,310)

Interest paid on:
Interest-bearing demand	(31)	60	(91)
Money market accounts	(514)	181	(695)
Savings accounts	9	12	(3)
Time deposits	(7,051)	1,467	(8,518)
Other borrowings	(1,423)	(1,287)	(136)
Subordinated debentures	(244)	—	(244)

Total interest expense	(9,254)	735	(9,989)

Net interest income	$8,415	$2,736	$5,679

(1)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

(2)	Information regarding noncovered and covered loans for the period shown is not readily available.

UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the six months ended June 30,
(Dollars in thousands)	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Total loans (1) (2) (4)	$2,637,992	$68,263	5.22%	$2,622,282	$69,277	5.33%
Investment securities (2)	259,635	4,640	3.60	236,862	4,591	3.91
Other interest-earning assets	103,173	135	0.26	3,557	9	0.51

Total interest-earning assets	3,000,800	73,038	4.91	2,862,701	73,877	5.20
Other assets	73,314			68,333

Total assets	$3,074,114			$2,931,034

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$107,602	$272	0.51%	$87,870	$303	0.70%
Money market accounts	505,178	2,050	0.82	469,970	2,564	1.10
Savings accounts	25,622	32	0.25	16,198	23	0.29
Time deposits	1,588,142	13,191	1.67	1,470,271	20,242	2.78

Total interest-bearing deposits	2,226,544	15,545	1.41	2,044,309	23,132	2.28
Other borrowings	97,604	1,041	2.15	217,597	2,464	2.28
Subordinated debentures	81,963	2,543	6.21	81,963	2,787	6.80

Total interest-bearing liabilities	2,406,111	19,129	1.60	2,343,869	28,383	2.44

Noninterest-bearing demand deposits	312,717			261,980
Other liabilities	17,971			20,119
Shareholders’ equity	337,315			305,066

Total liabilities and shareholders’ equity	$3,074,114			$2,931,034

Net interest income and interest rate spread		$53,909	3.31%		$45,494	2.76%

Net interest margin (3)			3.62%			3.20%

Ratio of average interest-earning assets to average interest-bearing liabilities	124.72%			122.14%

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.

(2)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

(3)	Net interest margin = annualized net interest income / average interest-earning assets

(4)	Information regarding noncovered and covered loans for the period shown is not readily available.

Noninterest Income

	For the six months
	ended June 30,
(Dollars in thousands)	2010	2009	$ Change	% Change
Noninterest income:
Other service charges	$5,481	$5,171	$310	5.99%
Other fees	785	246	539	219.11
Other noninterest income	432	484	(52)	(10.74)
Gain on acquisition	—	3,281	(3,281)	(100.00)
Gain on sales of loans:
Student loan sales	673	176	497	282.39
Mortgage loan sales	633	1,468	(835)	(56.88)
All other loan sales	95	—	95	NA
Gain on investment securities	41	2,912	(2,871)	(98.59)

Total noninterest income	$8,140	$13,738	$(5,598)	(40.75)%

The increase in other service charges is the result of increases in overdraft and interchange service charges. Other fees increased primarily as a result of increased loan servicing fees, increased brokerage fees, and decreased amortization of mortgage servicing rights.
The gain on acquisition is the result of the FDIC-assisted transaction which took place in second quarter 2009.
Gain on sales of loans is a reflection of the activity in the student, mortgage, and commercial lending areas discussed elsewhere in this report.
Gain on investment securities includes a $2.9 million gain recognized as the result of the sale of investment securities during the first quarter of 2009.
Noninterest Expense

	For the six months
	ended June 30,
(Dollars in thousands)	2010	2009	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$15,217	$14,126	$1,091	7.72%
Occupancy	5,619	5,520	99	1.79
FDIC and other insurance	3,108	3,310	(202)	(6.10)
Other real estate (net)	735	1	734	*
Unfunded loan commitment reserve	(977)	(298)	(679)	227.85
Other general and administrative	7,702	6,630	1,072	16.17

Total noninterest expense	$31,404	$29,289	$2,115	7.22%

*	Not meaningful
Salaries and employee benefits increased primarily as a result of an increase in the profit sharing contribution and increased employee insurance expense. The number of full-time equivalent employees for the first six months decreased from 466 at the beginning of the year to 447 as of June 30, 2010. For the first six months of 2009, the number of full-time equivalent employees increased from 442 at the beginning of the year to 478 as of June 30, 2009, primarily as a result of the acquisition of FNBA at the end of the second quarter of 2009.
Southwest’s bank subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates. The decrease from prior year is the result of the second quarter 2009 expense including a special assessment fee imposed by the FDIC, offset in part by an increase in assessment rate in 2010.
The unfunded loan commitment reserve expense decreased due to a decline in the level of commitments when compared to the same period of the prior year.

The increase in other general and administrative expenses is the result of increased consulting fees, increased legal fees, and increased miscellaneous expense, which in second quarter 2009 includes a $340,000 reversal of prior year’s Visa litigation accrual, offset in part by decreased other loan costs and decreased other business development costs.
Provisions for Loan Losses and for Unfunded Loan Commitments
Southwest records provisions for loan losses and unfunded commitments in amounts necessary to maintain the allowance for loan losses and the reserve for unfunded loan commitments at the levels Southwest determines are appropriate. (See “Note 5: Allowance for Loan Losses and Reserve for Unfunded Loan Commitments” in the Notes to Unaudited Consolidated Financial Statements.)
The allowance for loan losses of $67.1 million increased $4.6 million, or 7%, from year-end 2009. A provision for loan losses of $16.3 million was recorded in the first six months of 2010, a decrease of $2.1 million, or 11%, from the first six months of 2009. The decrease in the provision for loan losses was the result of the calculations of the appropriate allowance at each period end. (See “Note 5: Allowance for Loan Losses and Reserve for Unfunded Loan Commitments” in the Notes to Unaudited Consolidated Financial Statements and “Loans” on page 24 of this report.)
At June 30, 2010, the reserve for unfunded loan commitments was $2.5 million, a $977,000, or 28%, decrease from the amount reported at December 31, 2009. This reserve is included in other liabilities. The related provision for unfunded loan commitments is a component of general and administrative expense. (See “Note 5: Allowance for Loan Losses and Reserve for Unfunded Loan Commitments” in the Notes to Unaudited Consolidated Financial Statements.)
Taxes on Income
Southwest’s income tax expense was $5.6 million and $4.3 million for the first six months of 2010 and 2009, respectively, an increase of $1.2 million, or 29%. The effective tax rate for the first six months of 2010 was 38.74% while the effective tax rate for the first six months of 2009 was 37.21%. The increase in the effective tax rate is the result of expiration of new market tax credits.
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
Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $1.8 million at June 30, 2010. Stillwater National has approved federal funds purchase lines totaling $362.7 million with ten banks; $60,000 was outstanding on these lines at June 30, 2010. Stillwater National is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program. Collateral under this program consists of pledged selected commercial and industrial loans. Currently the collateral will allow Stillwater National to borrow up to $90.0 million. As of June 30, 2010, no borrowings were made through the BIC program. In addition, Stillwater National has available a $406.5 million line of credit and Bank of Kansas has a $72.4 million line of credit from the FHLB. Borrowings under the FHLB lines are secured by investment securities and loans. At June 30, 2010, the Stillwater National FHLB line of credit had an outstanding balance of $61.5 million, and the Bank of Kansas line of credit had an outstanding balance of $7.0 million.
(See also “Deposits and Other Borrowings” on page 26 for funds available on brokered certificate of deposit lines of credit.)
Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of U.S. government agency obligations, which are designated as pledged with Stillwater

National’s safekeeping agent. These transactions are for one to four day periods. Outstanding balances under this program were $22.7 million and $35.7 million as of June 30, 2010 and 2009, respectively.
During the first six months of 2010, no category of other borrowings had an average balance that exceeded 30% of ending shareholders’ equity.
During the first six months of 2010, cash and cash equivalents increased by $6.4 million, or 5%, to $125.3 million. This increase was the net result of cash provided by operating activities of $61.4 million and cash provided by investing activities of $50.7 million (primarily from loan originations and repayments), offset by cash used in financing activities of $105.7 million (primarily from decreases in deposits).
During the first six months of 2009, cash and cash equivalents increased by $7.2 million, or 27%, to $34.5 million. This increase was the net result of cash provided by operating activities of $56.4 million, offset by cash used in investing activities of $42.8 million (primarily from purchases of available for sale securities and loans originations and repayments offset by proceeds from sales of available for sale securities) and cash used in financing activities of $6.4 million (primarily from decreases in other borrowings offset in part by increased deposits).
CAPITAL REQUIREMENTS
Bank holding companies are required to maintain capital ratios in accordance with regulations adopted by the Federal Reserve Bank. The guidelines are commonly known as Risk-Based Capital Guidelines. At June 30, 2010, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 17.78%, a Tier I risk-based capital ratio of 16.50%, and a leverage ratio of 14.48%. As of June 30, 2010, Stillwater National and Bank of Kansas met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, or Bank of Kansas by bank regulators.
On January 27, 2010, Stillwater National informally agreed with the Office of the Comptroller of the Currency, its primary federal regulator, to maintain a ratio of capital to risk weighted assets of at least 12.5% and a Tier 1 leverage ratio of at least 8.5%. As of June 30, 2010, Stillwater National had a capital to risk weighted assets ratio of 15.69% and a Tier 1 leverage ratio of 12.69%.
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

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

Policy Limit	(18.00)%	(10.00)%	(5.00)%
June 30, 2010	4.38%	(0.41)%	(1.24)%
December 31, 2009	1.98%	(2.33)%	(1.91)%
The net interest income at risk position improved in each of the increasing rate scenarios when compared to the December 31, 2009 risk position. Southwest’s largest exposure to changes in interest rate is in the +100 bp scenario with a measure of (1.24%) at June 30, 2010, an improvement of 0.67 percentage points from the December 31, 2009 level of (1.91%). All of the above measures of net interest income at risk remain well within prescribed policy limits.
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

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

Policy Limit	(35.00)%	(20.00)%	(10.00)%
June 30, 2010	(4.33)%	(1.44)%	0.20%
December 31, 2009	(9.55)%	(4.78)%	(0.27)%
As of June 30, 2010, the economic value of equity measure improved in each of the increasing rate scenarios when compared to the December 31, 2009 percentages. Southwest’s largest economic value of equity exposure is the +300 bp scenario which improved 5.22 percentage points to (4.33%) on June 30, 2010 from the December 31, 2009 value of (9.55%). The economic value of equity ratio in all scenarios remains well within Southwest’s asset/liability management policy limits.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of June 30, 2010. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of June 30, 2010.
First Six Months of 2010 Changes in Internal Control over Financial Reporting
No change occurred during the first six months of 2010 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal proceedings

None

Item 1A:	Risk Factors

Southwest amended and replaced the risk factors contained in its Annual Report on Form 10-K for the year ended December 31, 2009 in Item 1.A of its Form 10-Q for the quarter ended March 31, 2010, which item is incorporated herein by reference.

Item 2:	Unregistered sales of equity securities and use of proceeds

There were no unregistered sales of equity securities by Southwest during the quarter ended June 30, 2010.

There were no purchases of Southwest’s common stock by or on behalf of Southwest or any affiliated purchasers of Southwest (as defined in Securities and Exchange Commission Rule 10b-18) during the six months ended June 30, 2010.

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
SOUTHWEST BANCORP, INC.
(Registrant)

By:	/s/ Rick Green Rick Green	August 5, 2010 Date
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kerby Crowell	August 5, 2010

	Kerby Crowell	Date
Executive Vice President, Chief Financial
Officer and Secretary
(Principal Financial Officer)