Form 10-Q
period 2010-09-30
SOUTHWEST BANCORP INC
filed 2010-11-05
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-23064
SOUTHWEST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1136584
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

608 South Main Street
Stillwater, Oklahoma	74074
(Address of principal executive office)	(Zip Code)
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
19,396,546 (11/05/10)

SOUTHWEST BANCORP, INC.
INDEX TO FORM 10-Q

SOUTHWEST BANCORP, INC.
Unaudited Consolidated Statements of Financial Condition

	September 30,	December 31,
(Dollars in thousands)	2010	2009

Assets
Cash and cash equivalents	$89,458	$118,847
Investment securities:
Held to maturity, fair value $9,185 and $6,754, respectively	9,093	6,670
Available for sale, amortized cost $226,323 and $236,199, respectively	231,751	237,703
Other investments at cost	10,389	19,066
Loans held for sale	34,868	43,134
Noncovered loans receivable	2,412,796	2,539,294
Less: Allowance for loan losses	(72,418)	(62,413)

Net noncovered loans	2,340,378	2,476,881
Covered loans receivable (includes loss share of $17.9 million and $23.9 million, respectively)	60,558	85,405

Net loans receivable	2,400,936	2,562,286
Accrued interest receivable	9,663	10,806
Premises and equipment, net	25,075	26,536
Noncovered other real estate	35,723	18,432
Covered other real estate	4,448	4,748
Goodwill	6,811	6,811
Other intangible assets, net	5,358	5,779
Prepaid FDIC insurance premium	11,057	14,581
Other assets	30,645	32,892

Total assets	$2,905,275	$3,108,291

Liabilities:
Deposits:
Noninterest-bearing demand	$329,655	$324,829
Interest-bearing demand	86,153	74,201
Money market accounts	518,422	505,521
Savings accounts	25,556	25,730
Time deposits of $100,000 or more	795,303	1,004,439
Other time deposits	590,559	658,010

Total deposits	2,345,648	2,592,730
Accrued interest payable	2,457	3,191
Income tax payable	6,603	4,486
Other liabilities	9,522	13,121
Other borrowings	82,506	103,022
Subordinated debentures	81,963	81,963

Total liabilities	2,528,699	2,798,513
Shareholders’ equity:
Serial preferred stock — $1,000 par value; 2,000,000 shares authorized; 70,000 shares issued	67,548	67,037
Common stock — $1 par value; 40,000,000 shares authorized; 19,395,675 and 14,750,713 shares issued, respectively	19,396	14,751
Paid in capital	98,750	49,029
Retained earnings	187,535	178,016
Accumulated other comprehensive income	3,347	945

Total shareholders’ equity	376,576	309,778

Total liabilities & shareholders’ equity	$2,905,275	$3,108,291

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Unaudited Consolidated Statements of Operations

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands, except earnings per share data)	2010	2009	2010	2009

Interest income:
Interest and fees on loans	$32,824	$35,607	$101,087	$104,884
Investment securities:
U.S. Government and agency obligations	526	397	1,675	1,370
Mortgage-backed securities	1,430	1,527	4,329	4,681
State and political subdivisions	61	70	203	234
Other securities	187	128	637	428
Other interest-earning assets	55	4	190	13

Total interest income	35,083	37,733	108,121	111,610

Interest expense:
Interest-bearing demand	111	107	383	410
Money market accounts	976	1,220	3,026	3,784
Savings accounts	15	39	47	62
Time deposits of $100,000 or more	3,128	4,822	10,669	16,524
Other time deposits	2,572	3,909	8,222	12,449
Other borrowings	524	960	1,565	3,424
Subordinated debentures	1,305	1,276	3,848	4,063

Total interest expense	8,631	12,333	27,760	40,716

Net interest income	26,452	25,400	80,361	70,894

Provision for loan losses	11,988	10,177	28,295	28,536

Net interest income after provision for loan losses	14,464	15,223	52,066	42,358

Noninterest income:
Service charges and fees	2,994	2,992	9,260	8,409
Other noninterest income	83	322	515	806
Gain on acquisition	—	—	—	3,281
Gain on sales of loans	653	386	2,054	2,030
Gain on sale/call of investment securities	2,605	10	2,646	2,922

Total noninterest income	6,335	3,710	14,475	17,448

Noninterest expense:
Salaries and employee benefits	7,183	7,824	22,400	21,950
Occupancy	2,835	2,958	8,454	8,478
FDIC and other insurance	1,347	1,134	4,455	4,444
Other real estate, net	228	90	963	91
General and administrative	3,825	3,522	10,550	9,854

Total noninterest expense	15,418	15,528	46,822	44,817

Income before taxes	5,381	3,405	19,719	14,989
Taxes on income	1,508	1,271	7,063	5,581

Net income	$3,873	$2,134	$12,656	$9,408

Net income available to common shareholders	$2,825	$1,097	$9,520	$6,303

Basic earnings per common share	$0.15	$0.07	$0.55	$0.43
Diluted earnings per common share	$0.15	$0.07	$0.55	$0.43
Cash dividends declared per share	$—	$0.0238	$—	$0.0714

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Unaudited Consolidated Statements of Cash Flows

	For the nine months
	ended September 30,
(Dollars in thousands)	2010	2009

Operating activities:
Net income	$12,656	$9,408
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	28,295	28,536
Deferred tax benefit	(4,959)	(4,973)
Asset depreciation	2,135	2,223
Securities premium amortization (discount accretion), net	1,361	1,297
Amortization of intangibles	1,101	1,268
Stock based compensation	283	248
Net gain on sales/calls of investment securities	(2,646)	(2,922)
Net gain on sales of available for sale loans	(2,054)	(2,030)
Net loss on sales of premises/equipment	138	15
Net gain on sales of other real estate	(189)	(403)
Gain from FDIC-assisted acquisition	—	(3,281)
Proceeds from sales of residential mortgage loans	72,572	124,358
Residential mortgage loans originated for resale	(74,204)	(124,867)
Proceeds from sales of student loans	50,211	81,396
Student loans originated for resale	(19,259)	(58,116)
Net change in assets and liabilities:
Accrued interest receivable	1,143	718
Other assets	8,427	2,542
Income taxes payable	2,131	414
Excess tax benefit from share-based payment arrangements	(14)	(243)
Accrued interest payable	(734)	(2,473)
Other liabilities	(1,978)	834

Net cash provided by operating activities	74,416	53,949

Investing activities:
Proceeds from sales of available for sale securities	57,783	122,694
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	2,700	1,550
Available for sale securities	53,286	58,046
Proceeds from sales of other investments	9,761	—
Purchases of other investments	(1,100)	(200)
Purchases of held to maturity securities	(5,134)	—
Purchases of available for sale securities	(99,880)	(154,902)
(Loans originated) and principal repayments, net	86,686	(81,225)
FDIC assisted acquisition, net	—	17,161
Purchases of premises and equipment	(825)	(2,965)
Proceeds from sales of premises and equipment	50	89
Proceeds from sales of other real estate	9,259	6,260

Net cash provided by (used in) investing activities	112,586	(33,492)

Financing activities:
Net increase (decrease) in deposits	(247,082)	158,033
Net decrease in other borrowings	(20,516)	(170,361)
Net proceeds from issuance of common stock	54,169	947
Excess tax benefit from share-based payment arrangements	14	243
Preferred stock dividends paid	(2,625)	(2,431)
Common stock dividends paid	(351)	(2,081)

Net cash used in financing activities	(216,391)	(15,650)

Net increase (decrease) in cash and cash equivalents	(29,389)	4,807
Cash and cash equivalents:
Beginning of period	118,847	27,287

End of period	$89,458	$32,094

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Unaudited Consolidated Statement of Shareholders’ Equity

						Accumulated
						Other	Total
	Preferred	Common Stock		Paid in	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Shares	Amount	Capital	Earnings	Income	Equity

Balance, December 31, 2009	$67,037	14,750,713	$14,751	$49,029	$178,016	$945	$309,778

Cash dividends:
Preferred	—	—	—	—	(2,625)	—	(2,625)
Other dividends	—	—	—	—	(1)	—	(1)
Warrant amortization	511	—	—	—	(511)	—	—
Common stock issued:
Offering	—	4,600,000	4,600	49,418	—	—	54,018
Employee Stock Option Plan	—	13,200	13	57	—	—	70
Employee Stock Purchase Plan	—	5,481	6	49	—	—	55
Restricted Stock	—	26,281	26	183	—	—	209
Tax benefit related to exercise of stock options	—	—	—	14	—	—	14
Other comprehensive income, net of tax	—	—	—	—	—	2,402	2,402
Net income	—	—	—	—	12,656	—	12,656

Balance, September 30, 2010	$67,548	19,395,675	$19,396	$98,750	$187,535	$3,347	$376,576

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Unaudited Consolidated Statements of Comprehensive Income

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands)	2010	2009	2010	2009

Net income	$3,873	$2,134	$12,656	$9,408

Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities	(309)	2,947	6,569	2,464
Reclassification adjustment for losses arising during the period	(2,605)	(10)	(2,646)	(2,922)

Other comprehensive income (loss), before tax	(2,914)	2,937	3,923	(458)
Tax benefit (expense) related to items of other comprehensive income	1,128	(1,133)	(1,521)	194

Other comprehensive income (loss), net of tax	(1,786)	1,804	2,402	(264)

Comprehensive income	$2,087	$3,938	$15,058	$9,144

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1: GENERAL
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal recurring adjustments. The results of operations for the three and nine months ended September 30, 2010, and the cash flows for the nine months ended September 30, 2010, should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2009.
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
NOTE 3: INVESTMENT SECURITIES AND OTHER INVESTMENTS
A summary of the amortized cost and fair values of investment securities at September 30, 2010 and December 31, 2009 follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

At September 30, 2010:
Held to Maturity:
Obligations of state and political subdivisions	$9,093	$104	$(12)	$9,185

Total	$9,093	$104	$(12)	$9,185

Available for Sale:
U.S. Government obligations	$1,099	$12	$—	$1,111
Federal agency securities	49,598	743	(249)	50,092
Obligations of state and political subdivisions	675	7	—	682
Residential mortgage-backed securities	173,848	4,682	(88)	178,442
Equity securities	1,103	321	—	1,424

Total	$226,323	$5,765	$(337)	$231,751

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

At December 31, 2009:
Held to Maturity:
Obligations of state and political subdivisions	$6,670	$84	$—	$6,754

Total	$6,670	$84	$—	$6,754

Available for Sale:
U.S. Government obligations	$1,098	$2	$—	$1,100
Federal agency securities	75,789	445	(849)	75,385
Obligations of state and political subdivisions	837	16	—	853
Residential mortgage-backed securities	157,539	2,241	(634)	159,146
Equity securities	936	283	—	1,219

Total	$236,199	$2,987	$(1,483)	$237,703

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal National Mortgage Association (“Fannie Mae”).
Securities with limited marketability, such as Federal Reserve Bank stock, Federal Home Loan Bank stock, and certain other investments, are carried at cost. Total investments carried at cost were $10.4 million and $19.1 million at September 30, 2010 and December 31, 2009, respectively. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.
A comparison of the amortized cost and approximate fair value of Southwest’s investment securities by maturity date at September 30, 2010 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

One year or less	$23,001	$23,266	$2,470	$2,493
More than one year through five years	153,681	158,150	5,473	5,554
More than five years through ten years	36,344	36,948	1,150	1,138
More than ten years	13,297	13,387	—	—

Total	$226,323	$231,751	$9,093	$9,185

The foregoing analysis assumes that Southwest’s residential mortgage-backed securities mature during the period in which they are estimated to prepay. No other prepayment or repricing assumptions have been applied to Southwest’s investment securities for this analysis.
Gain or loss on sale of investments is based upon the specific identification method. Sales of investment securities available for sale were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands)	2010	2009	2010	2009

Proceeds from sales	$57,783	$—	$57,783	$122,694
Gross realized gains	2,480	—	2,480	2,911
Gross realized losses	—	—	—	—

The following tables present securities with gross unrealized losses and fair value by length of time that the individual securities had been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009. Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
		Amortized cost of	Loss Existing for:		Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses

At September 30, 2010:
Held to Maturity:
Obligations of state and political subdivisions	1	$1,150	$(12)	$—	$1,138

Total	1	$1,150	$(12)	$—	$1,138

Available for Sale:
Federal agency securities	4	$10,750	$(249)	$—	$10,501
Residential mortgage-backed securities	15	26,601	(88)	—	26,513

Total	19	$37,351	$(337)	$—	$37,014

At December 31, 2009:
Available for Sale:
Federal agency securities	14	$38,710	$(849)	$—	$37,861
Obligations of state and political subdivisions	1	55	—	—	55
Residential mortgage-backed securities	20	59,327	(634)	—	58,693

Total	35	$98,092	$(1,483)	$—	$96,609

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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time Southwest expects to receive full value for the securities. Furthermore, as of September 30, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that Southwest will not have to sell any such securities before a recovery of cost. The declines in fair value are attributable to increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates. Management does not believe any of the securities are impaired due to credit quality. Accordingly, as of September 30, 2010, management believes the impairment of these investments is not deemed to be other-than-temporary.
Available for sale investment securities pledged as collateral to secure public and trust deposits, sweep agreements, and borrowings from the FHLB had carrying values of $191.1 million and $209.0 million at September 30, 2010 and December 31, 2009, respectively. Any amount over pledged can be released at any time.
NOTE 4: LOANS AND OTHER REAL ESTATE
Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas. Its commercial lending operations are concentrated in Oklahoma City, Dallas, Tulsa, and other metropolitan markets in Texas, Kansas, and Oklahoma. As a result, the collectibility of Southwest’s loan portfolio can be affected by changes in the economic conditions in those states and markets. At September 30, 2010 and December 31, 2009, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.
Southwest earns fees for servicing real estate mortgages and other loans owned by others. The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned. The unpaid principal balance of real estate mortgage loans serviced for others totaled $261.3 million and $223.2 million at September 30, 2010 and September 30, 2009, respectively.

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
Loans covered under the loss sharing agreements with the FDIC, including the amounts of expected reimbursements from the FDIC under these agreements, are reported in loans and are referred to as “covered” loans. Covered loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. Subsequent decreases in expected cash flows are recognized as impairments. The allowance for loan losses on these impaired loans reflect only losses incurred after the acquisition.
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
The expected payments from the FDIC under the loss sharing agreements are recorded as part of the covered loans in the Unaudited Consolidated Statement of Financial Condition. As of September 30, 2010, Bank of Kansas has identified $14.2 million in cumulative net losses to submit to the FDIC under such loss sharing agreements.
ASC 310.30, Loan and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. The carrying value of the FDIC covered assets at September 30, 2010 consisted of loans accounted for in accordance with ASC 310.30 and other assets as follows:

	ASC 310.30
(Dollars in thousands)	Loans	Other	Total

Commercial real estate	$24,336	$—	$24,336
1-4 family residential	6,591	—	6,591
Real estate construction	6,705	—	6,705
Commercial	4,441	—	4,441
Consumer	563	—	563
Other real estate	—	4,448	4,448
Estimated loss reimbursement from the FDIC	17,922	—	17,922

Total covered assets	$60,558	$4,448	$65,006

Changes in the carrying and net accretable amounts for ASC 310.30 loans were as follows for the three and nine months ended September 30, 2010:

	For the three months ended		For the nine months ended
	September 30, 2010		September 30, 2010
	Net	Carrying	Net	Carrying
	accretable	amount	accretable	amount
(Dollars in thousands)	amount	of loans	amount	of loans

Fair value of acquired loans at beginning of period	$2,956	$68,006	$3,074	$85,405
Payments received	—	(6,616)	—	(21,048)
Transfers to other real estate	(35)	(638)	(87)	(3,778)
Charge-offs	(125)	(241)	(18)	(241)
Amortization	(47)	47	(220)	220

Balance at end of period	$2,749	$60,558	$2,749	$60,558

As of September 30, 2010, approximately $706.1 million, or 29%, of Southwest’s noncovered portfolio loans consisted of loans to individuals and businesses in the healthcare industry. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.
Nonperforming assets and other risk elements of the loan portfolio are shown below as of the indicated dates.

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered

Nonaccrual loans:
Commercial real estate	$34,448	$2,180	$28,351	$1,847
One-to-four family residential	6,354	918	9,387	2,243
Real estate construction	88,590	4,141	57,586	7,525
Commercial	5,788	667	10,404	665
Other consumer	29	—	159	42

Total nonaccrual loans	$135,209	$7,906	$105,887	$12,322

Past due 90 days or more:
Commercial real estate	$—	$1,707	$100	$542
One-to-four family residential	47	—	76	—
Real estate construction	—	164	—	574
Commercial	392	—	18	—
Other consumer	13	—	116	20

Total past due 90 days or more	452	1,871	310	1,136

Total nonperforming loans	135,661	9,777	106,197	13,458
Other real estate	35,723	4,448	18,432	4,748

Total nonperforming assets	$171,384	$14,225	$124,629	$18,206

Performing restructured	$5,334	$—	$—	$—

Nonperforming assets to portfolio loans receivable and other real estate	7.00%	21.88%	4.87%	20.19%
Nonperforming loans to portfolio loans receivable	5.62%	16.14%	4.18%	15.76%
Allowance for loan losses to nonperforming loans	53.38%	—	58.77%	—
Government-guaranteed portion of nonperforming loans	$14	$6,218	$277	$7,683
All of the noncovered nonaccruing assets are subject to regular tests for impairment as part of Southwest’s allowance for loan losses methodology (see Note 5).
During the first nine months of 2010, $0.3 million of interest income was received on nonaccruing loans. If interest on all nonaccrual loans had been accrued for the nine months ended September 30, 2010, additional interest income of $4.9 million would have been recorded.
Included in noncovered nonaccrual loans as of September 30, 2010 and December 31, 2009, respectively, are eleven and five collateral dependent lending relationships with aggregate principal balances of approximately $100.2 million and $59.0 million and related impairment reserves of $16.0 million and $4.9 million, which were established based on recent appraisal values obtained for the respective properties. At September 30, 2010, ten of these lending relationships are in the commercial real estate industry and include a residential condominium construction project with two loans outstanding, a retail building project with one loan outstanding, a lending relationship consisting of two loans that includes two retail commercial real estate buildings for lease, a lending relationship consisting of three loans for residential care buildings, four residential land development lending relationships, one with three loans, two with two loans, and the other with one loan outstanding, and two commercial land development relationships each with one loan outstanding. The eleventh lending relationship is a one-to-four family residential loan and consists of two loans that include complexes of townhomes for lease.
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
NOTE 5: ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LOAN COMMITMENTS
Activity in the allowance for loan losses is shown below for the indicated periods.

	For the nine	For the	For the nine
	months ended	year ended	months ended
(Dollars in thousands)	September 30, 2010*	December 31, 2009*	September 30, 2009*

Balance at beginning of period	$62,413	$39,773	$39,773
Loans charged-off:
Commercial real estate	3,162	3,622	3,017
One-to-four family residential	2,465	1,476	1,134
Real estate construction	9,285	7,464	3,352
Commercial	3,890	5,223	3,656
Other consumer	917	1,128	998

Total charge-offs	19,719	18,913	12,157
Recoveries:
Commercial real estate	146	438	243
One-to-four family residential	199	430	46
Real estate construction	598	344	343
Commercial	343	893	739
Other consumer	143	272	254

Total recoveries	1,429	2,377	1,625

Net loans charged-off	18,290	16,536	10,532
Provision for loan losses	28,295	39,176	28,536

Balance at end of period	$72,418	$62,413	$57,777

* Charge-offs to covered loans for the period ended September 30, 2010 were $0.2 million. There were no charge-offs or recoveries to covered loans for the periods ended December 31, 2009 and September 30, 2009.

Portfolio loans outstanding:
Average (noncovered)	$2,494,924	$2,614,045	$2,595,739
End of period (noncovered)	2,412,796	2,539,294	2,572,111
Net charge-offs to average portfolio loans (annualized)	0.98%	0.63%	0.54%
Allowance for loan losses to noncovered portfolio loans (end of period)	3.00%	2.46%	2.25%
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
There is no one factor, or group of factors, that produces the amount of an appropriate allowance for loan losses, as the methodology for assessing the allowance for loan losses makes use of evaluations of individual impaired loans along with other factors and analyses of loan categories. This assessment is highly qualitative and relies upon judgments and estimates by management.
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
The reserve for unfunded loan commitments was $2.2 million and $3.5 million at September 30, 2010 and December 31, 2009, respectively. The reserve, which is included in other liabilities on Southwest’s Unaudited Consolidated Statement of Financial Condition, is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.
NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill totaled $6.8 million at September 30, 2010 and December 31, 2009.
Other intangible assets totaled $5.4 million at September 30, 2010, including $3.7 million related to core deposits and $1.7 million related to mortgage loan servicing rights. Other intangible assets totaled $5.8 million at December 31, 2009, including $4.1 million related to core deposits and $1.7 million related to mortgage loan servicing rights.
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
ASC 820, Fair Value Measurements and Disclosure, establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities: Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments. This category includes U.S. Government and agency securities, residential mortgage-backed debt securities, municipal obligation securities, loans held for sale, certain private equity investments, and other real estate.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes certain impaired loans, certain other real estate, goodwill, and other intangible assets.
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
A description of the valuation methodologies used for assets measured at fair value on a recurring basis is as follows:
          Loans held for sale — Real estate mortgage loans held for sale are carried at the lower of cost or market, which is determined on an individual loan basis. Guaranteed student loans held for sale are carried at the lower of cost or market, which is determined on an aggregate basis.
          Available for sale securities — The fair value of U.S. Government and federal agency securities, equity securities, and residential mortgage-backed securities is estimated based on quoted market prices or dealer quotes. The fair value of other investments such as obligations of state and political subdivisions is estimated based on quoted market prices. The fair value of a certain private equity investment is estimated based on Southwest’s proportionate share of the net asset value, $1.2 million as of September 30, 2010. The investee invests in small and mid-sized U.S. financial institutions and other financial-related companies. This investment has a quarterly redemption with sixty-five days notice.
As of September 30, 2010, assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Loans held for sale:
Student loans	$5,960	$—	$5,960	$—
One-to-four family residential	8,347	—	8,347	—
Other loans held for sale	20,561	—	20,561	—

Available for sale securities:
U.S. Government obligations	1,111	1,111	—	—
Federal agency securities	50,092	—	50,092	—
Obligations of state and political subdivisions	682	—	682	—
Residential mortgage-backed securities	178,442	—	178,442	—
Equity securities	1,424	182	1,242	—

Total	$266,619	$1,293	$265,326	$—

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
     Impaired loans — Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. Collateral values are estimated using Level 2 inputs based on third-party appraisals or Level 3 inputs based on customized discounting criteria. Certain other impaired loans are remeasured and reported through a specific valuation allowance allocation of the allowance for loan losses based upon the net present value of cash flows.
     Other real estate — Other real estate fair value is based on third-party appraisals for significant properties.
     Goodwill — Fair value of goodwill is based on the fair value of each of Southwest’s reporting units to which goodwill is allocated compared with their respective carrying value. There has been no impairment during 2010; therefore, no fair value adjustment was recorded through earnings.
     Core deposit premiums — The fair value of core deposit premiums are based on third-party appraisals. There has been no impairment during 2010; therefore, no fair value adjustment was recorded through earnings.
     Mortgage loan servicing rights — There is no active trading market for loan servicing rights. The fair value of loan servicing rights is estimated by calculating the present value of net servicing revenue over the anticipated life of each loan. A cash flow model is used to determine fair value. Key assumptions and estimates, including projected prepayment speeds and assumed servicing costs, earnings on escrow deposits, ancillary income, and discount rates, used by this model are based on current market sources. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults, and other relevant factors. The prepayment model is updated for changes in market conditions. There has been no impairment during 2010; therefore, no fair value adjustment was recorded through earnings.
As of September 30, 2010, assets measured at fair value on a nonrecurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	At	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs	Total Gains
(Dollars in thousands)	2010	(Level 1)	(Level 2)	(Level 3)	(Losses)

Noncovered impaired loans at fair value:
Commercial real estate	$27,775	$—	$27,775	$—	$(1,557)
One-to-four family residential	6,017	—	6,017	—	(224)
Real estate construction	55,754	—	42,249	13,505	(13,934)
Commercial	5,489	—	5,489	—	(170)
Other consumer	30	—	30	—	93

Noncovered other real estate	35,723	—	35,723	—	(209)

Total	$130,788	$—	$117,283	$13,505	$(16,001)

Noncovered impaired loans measured at fair value with a carrying amount of $124.2 million were written down to a fair value of $95.1 million, resulting in a life-to-date impairment of $29.1 million, of which $15.8 million was included in the provision for loan losses for the nine months ended September 30, 2010.
Noncovered other real estate assets were written down to their respective fair values, resulting in impairment charges of $0.2 million, which was included in noninterest expense for the nine months ended September 30, 2010.
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
     Investment securities — The investment securities held to maturity and other investment securities are carried at cost. The fair value of the held to maturity securities is estimated based on quoted market prices or dealer quotes.

     Loans — Fair values are estimated for certain homogenous categories of loans adjusted for differences in loan characteristics. Southwest’s loans have been aggregated by categories consisting of commercial, real estate, student, and other consumer. The fair value of loans is estimated by discounting the cash flows using risks inherent in the loan category and interest rates currently offered for loans with similar terms and credit risks.
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
     Other borrowings — The fair value for fixed rate FHLB advances is based upon discounted cash flow analysis using interest rates currently being offered for similar instruments. The fair value of other borrowings are the amounts payable at the statement of financial condition date, as the carrying amount is a reasonable estimate of fair value due to the short-term maturity rates. Included in other borrowings are federal funds purchased, FHLB advances, securities sold under agreements to repurchase, and treasury tax and loan demand notes.
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
The carrying values and estimated fair values of Southwest’s financial instruments follow:

	At September 30, 2010		At December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values

Financial assets:
Cash and cash equivalents	$89,458	$89,458	$118,847	$118,847
Investment securities:
Held to maturity	9,093	9,185	6,670	6,754
Available for sale	231,751	231,751	237,703	237,703
Other investments	10,389	10,389	19,066	19,066
Total loans	2,435,804	2,340,646	2,605,420	2,567,369
Accrued interest receivable	9,663	9,663	10,806	10,806

Financial liabilities:
Deposits	2,345,648	2,311,094	2,592,730	2,583,691
Accrued interest payable	2,457	2,457	3,191	3,191
Other liabilities	9,522	9,522	13,121	13,121
Other borrowings	82,506	82,866	103,022	103,527
Subordinated debentures	81,963	85,413	81,963	83,343

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

A summary of options outstanding under the Stock Plans as of September 30, 2010, and changes during the nine month period then ended, is presented below.

			Weighted
		Weighted	Average Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (dollars
	Options	Price	Life (Years)	in thousands)

Outstanding at December 31, 2009	379,324	$20.98

Granted	—	—
Exercised	(13,200)	5.33
Canceled/expired	(111,615)	20.29

Outstanding at September 30, 2010	254,509	$22.09	0.85	$194

Total exercisable at September 30, 2010	254,509	$22.09	0.85	$194
As of September 30, 2010, all of Southwest’s outstanding stock options had become vested. The fair value of the options that became vested during the nine month period was $6,000.
Restricted Stock
Restricted shares outstanding as of September 30, 2010 and 2009 were 104,198 and 77,917, respectively. For the nine months ended September 30, 2010, Southwest recognized $0.2 million in compensation expense, net of tax, related to all restricted shares outstanding compared to $0.1 million in compensation expense, net of tax, that was recorded in the first nine months of 2009. As of September 30, 2010, there was $0.2 million of total unrecognized compensation expense related to restricted shares granted under the Stock Plans. This unrecognized expense is expected to be recognized during the next year.
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
NOTE 10: TAXES ON INCOME
In accordance with ASC 740, Income Taxes, the total gross balance of unrecognized tax benefits at September 30, 2010 was $5.1 million. Of this total, $1.8 million (net of federal benefit on state issues) represents the amount of unrecognized tax benefits that if recognized would favorably affect the effective tax rate in future periods.
Southwest recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses. For the nine months ended September 30, 2010, an additional $0.5 million has been accrued in interest and penalties. Southwest had approximately $3.0 million accrued for interest and penalties at September 30, 2010.
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

NOTE 11: EARNINGS PER SHARE
Earnings per common share is computed using the two-class method prescribed by ASC 260, Earnings Per Share. Using the two-class method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which excludes outstanding unvested restricted stock. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method. Stock options and warrants with exercise prices greater than the average market price of common shares were not included in the computation of earnings per diluted share as they would have been antidilutive. On September 30, 2010 and 2009, there were 240,749 and 375,083 antidilutive stock options to purchase common shares, respectively. An antidilutive warrant to purchase 703,753 shares of common stock was also outstanding on September 30, 2010.
The following table sets forth the computation of basic and diluted earnings per common share:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands, except earnings per share data)	2010	2009	2010	2009

Numerator:
Net income	$3,873	$2,134	$12,656	$9,408
Preferred dividend	(875)	(875)	(2,625)	(2,625)
Warrant amortization	(173)	(162)	(511)	(480)

Net income available to common shareholders	$2,825	$1,097	$9,520	$6,303
Earnings allocated to participating securities	(7)	(3)	(27)	(18)

Numerator for basic earnings per common share	$2,818	$1,094	$9,493	$6,285
Effect of reallocating undistributed earnings of participating securities	(7)	(2)	(27)	(15)

Numerator for diluted earnings per common share	$2,811	$1,092	$9,466	$6,270

Denominator:
Denominator for basic earnings per common share -
Weighted average common shares outstanding	19,342,909	14,649,061	17,342,393	14,598,693
Effect of dilutive securities:
Stock options	18,739	49,363	18,257	58,604
Warrant	—	—	—	—

Denominator for diluted earnings per common share	19,361,648	14,698,424	17,360,650	14,657,297

Earnings per common share:
Basic	$0.15	$0.07	$0.55	$0.43

Diluted	$0.15	$0.07	$0.55	$0.43

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
The following table summarizes financial results by operating segment:

For the Three Months Ended September 30, 2010
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations	Company

Net interest income (loss)	$10,541	$10,093	$3,548	$1,998	$411	$(139)	$26,452
Provision for loan losses	(171)	10,284	1,173	702	—	—	11,988
Noninterest income	2,044	460	873	59	533	2,366	6,335
Noninterest expenses	7,058	3,262	3,636	589	586	287	15,418

Income (loss) before taxes	5,698	(2,993)	(388)	766	358	1,940	5,381
Taxes on income	2,074	(1,224)	(161)	278	139	402	1,508

Net income (loss)	$3,624	$(1,769)	$(227)	$488	$219	$1,538	$3,873

For the Three Months Ended September 30, 2009
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations	Company

Net interest income (loss)	$10,736	$10,586	$4,107	$2,279	$171	$(2,479)	$25,400
Provision for loan losses	2,193	2,956	3,279	1,749	—	—	10,177
Noninterest income	2,170	430	682	49	312	67	3,710
Noninterest expenses	6,390	3,487	3,533	518	815	785	15,528

Income (loss) before taxes	4,323	4,573	(2,023)	61	(332)	(3,197)	3,405
Taxes on income	1,794	1,887	(843)	4	(131)	(1,440)	1,271

Net income (loss)	$2,529	$2,686	$(1,180)	$57	$(201)	$(1,757)	$2,134

For the Nine Months Ended September 30, 2010
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations*	Company

Net interest income (loss)	$32,699	$31,800	$11,919	$6,360	$1,051	$(3,468)	$80,361
Provision for loan losses	1,258	22,202	3,011	1,824	—	—	28,295
Noninterest income	6,237	1,303	2,826	248	1,637	2,224	14,475
Noninterest expenses	19,993	9,941	11,073	1,987	1,678	2,150	46,822

Income (loss) before taxes	17,685	960	661	2,797	1,010	(3,394)	19,719
Taxes on income	6,907	376	258	1,094	392	(1,964)	7,063

Net income (loss)	$10,778	$584	$403	$1,703	$618	$(1,430)	$12,656

* Includes externally generated revenue of $7.6 million, primarily from investing services, and an internally generated loss of $8.8 million from the funds management unit

Fixed asset expenditures	$98	$40	$108	$—	$52	$527	$825
Total loans at period end	890,598	1,024,863	309,240	248,653	34,868	—	2,508,222
Total assets at period end	918,342	1,008,079	403,147	241,653	37,147	296,907	2,905,275
Total deposits at period end	1,567,186	161,202	270,150	—	4,649	342,461	2,345,648

For the Nine Months Ended September 30, 2009
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking**	Banking	Market	Operations*	Company

Net interest income (loss)	$33,470	$31,625	$9,258	$7,142	$907	$(11,508)	$70,894
Provision for loan losses	5,684	10,114	3,702	9,036	—	—	28,536
Noninterest income	6,677	1,375	5,044	161	1,457	2,734	17,448
Noninterest expenses	19,587	10,524	7,708	1,554	2,605	2,839	44,817

Income (loss) before taxes	14,876	12,362	2,892	(3,287)	(241)	(11,613)	14,989
Taxes on income	5,853	4,895	1,069	(1,292)	(96)	(4,848)	5,581

Net income (loss)	$9,023	$7,467	$1,823	$(1,995)	$(145)	$(6,765)	$9,408

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

SOUTHWEST BANCORP, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
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
These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws, regulations and accounting principles; and a variety of other matters. These other matters include, among other things, the direct and indirect effects of economic conditions on interest rates, credit quality, loan demand, liquidity, and monetary and supervisory policies of banking regulators. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest’s past growth and performance do not necessarily indicate its future results. For other factors, risks, and uncertainties that could cause actual results to differ materially from estimates and projections contained in forward-looking statements, please read the “Risk Factors” contained in Southwest’s reports to the Securities and Exchange Commission.
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
Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest became a public company in late 1993. At September 30, 2010, Southwest had total assets of $2.9 billion, deposits of $2.3 billion, and shareholders’ equity of $376.6 million.
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
At September 30, 2010, the Texas Banking segment accounted for $1.0 billion in loans, the Oklahoma Banking segment accounted for $890.6 million in loans, the Kansas Banking segment accounted for $309.2 million in loans, and the Other States Banking segment accounted for $248.7 million in loans. Southwest offers products to the student, residential mortgage, and rural healthcare lending markets. These operations comprise the Secondary Market business segment. During the first nine months of 2010, Secondary Market loans decreased $8.3 million, or 19%, to $34.9 million. Southwest engages in residential mortgage lending, but residential mortgages have not been a significant element of Southwest’s strategy. Please see “Financial Condition: Loans” below for additional information.
For additional information on Southwest’s operating segments, please see “Note 12: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements.
FINANCIAL CONDITION
Investment Securities
Southwest’s investment security portfolio decreased $12.2 million, or 5%, from $263.4 million at December 31, 2009, to $251.2 million at September 30, 2010. The decrease is primarily the result of a $25.3 million, or 33%, decrease in U.S. government and agency securities, a $7.1 million, or 46%, decrease in Federal Home Loan Bank and Federal Reserve Bank stocks, and a $1.6 million, or 45%, decrease in other investments, offset in part by a $19.3 million, or 12%, increase in residential mortgage-backed securities and a $2.3 million, or 30%, increase in tax-exempt securities during the first nine months of 2010.
Loans
Total loans, including loans held for sale, were $2.5 billion at September 30, 2010, a 6% decrease from December 31, 2009. One-to-four family residential mortgage and construction, commercial real estate construction, commercial, student, and other consumer loans decreased, while commercial real estate mortgage loans increased, which reflects the movement of finished projects from commercial real estate construction. Southwest has reduced student loan activities as a result of changes in federal regulations.

The following table presents the trends in the composition of the loan portfolio at the dates indicated:

	September 30, 2010		December 31, 2009		Total	Total
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered	$ Change	% Change

Real estate mortgage
Commercial	$1,271,278	$33,428	$1,212,409	$39,836	$52,461	4.19%
One-to-four family residential	109,980	10,071	114,614	12,630	(7,193)	(5.65)
Real estate construction
Commercial	527,773	7,464	618,078	12,515	(95,356)	(15.12)
One-to-four family residential	30,527	1,823	41,109	5,324	(14,083)	(30.33)
Commercial	463,132	6,816	520,505	13,412	(63,969)	(11.98)
Installment and consumer
Guaranteed student loans	5,960	—	36,163	—	(30,203)	(83.52)
Other	39,014	956	39,550	1,688	(1,268)	(3.07)

Total loans	$2,447,664	$60,558	$2,582,428	$85,405	$(159,611)	(5.98)%

The composition of loans held for sale and reconciliation to total loans is shown in the following table:

	September 30,	December 31,
(Dollars in thousands)	2010	2009	$ Change	% Change

Loans held for sale:
Student loans	$5,960	$36,163	$(30,203)	(83.52)%
One-to-four family residential	8,347	5,612	2,735	48.73
Other loans held for sale	20,561	1,359	19,202	1,412.95

Total loans held for sale	34,868	43,134	(8,266)	(19.16)
Noncovered portfolio loans	2,412,796	2,539,294	(126,498)	(4.98)
Covered portfolio loans	60,558	85,405	(24,847)	(29.09)

Total loans	$2,508,222	$2,667,833	$36,163	1.36%

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
At September 30, 2010, the allowance for loan losses was $72.4 million, an increase of $10.0 million, or 16%, from the allowance for loan losses at December 31, 2009. Changes in the amount of the allowance resulted from the application of the methodology, which is designed to estimate inherent losses on total portfolio loans, including nonperforming loans. At September 30, 2010, the allowance on the $135.2 million in noncovered nonaccrual loans was $21.3 million (15.7%), compared with an allowance on $105.9 million in noncovered nonaccrual loans at December 31, 2009 of $13.3 million (12.6%), creating an increase in the allowance of $8.0 million, or 60%. At September 30, 2010, the allowance for other noncovered loans and noncovered performing restructured loans was $51.1 million (2.2%), compared to $49.1 million (2.0%) at December 31, 2009, creating an increase in the allowance of $2.0 million, or 4%. The increase in the allowance related to these other noncovered loans mainly resulted from consideration of certain trends and qualitative factors. These included changes in adjusted loss rates made due to changes in historical net loss ratios, management’s assessment of economic risk (particularly with respect to commercial and commercial real estate loans), and asset quality trends, including the level of potential problem loans, and loan concentrations in commercial real estate mortgage and construction loans, which together comprised approximately 75% of our noncovered portfolio loans at September 30, 2010. The total allowance was 3.00% and 2.46% of total noncovered portfolio loans at September 30, 2010 and December 31, 2009, respectively. Management believes the amount of the allowance is appropriate. Covered portfolio loans were $60.6 million as of

September 30, 2010. These loans are subject to protection under the loss sharing agreements with the FDIC and currently do not have an allowance for loan losses.
The amount of the loan loss provision for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs for the period. Net charge-offs for the first nine months of 2010 were $18.3 million, an increase of $7.8 million, or 74%, over the $10.5 million recorded for the first nine months of 2009. The provision for loan losses for the first nine months of 2010 was $28.3 million, representing a decrease of $0.2 million, or less than 1%, from the $28.5 million recorded for the first nine months of 2009.
At September 30, 2010, the allowance for loan losses was 53.38% of noncovered nonperforming loans, compared to 58.77% of noncovered nonperforming loans, at December 31, 2009 (see “Results of Operations-Provision for Loan Losses” on page 36). Noncovered nonaccrual loans, which comprise the majority of noncovered nonperforming loans, were $135.2 million as of September 30, 2010, an increase of $29.3 million, or 28%, from December 31, 2009. Noncovered nonaccrual loans at September 30, 2010 were comprised of 61 relationships and were primarily concentrated in real estate construction (66%) and commercial real estate (25%) loans. All noncovered nonaccrual loans are considered impaired and are carried at their estimated collectible amounts. Noncovered loans 90 days or more past due, another component of noncovered nonperforming loans, increased $0.1 million, or 46%, from December 31, 2009. These noncovered loans are believed to have sufficient collateral and are in the process of being collected. Covered nonperforming loans of $9.8 million are subject to protection under the loss share agreements with the FDIC.
At September 30, 2010 and December 31, 2009, eleven and seven credit relationships represented 74% and 66% of noncovered nonperforming loans and 58% and 57% of noncovered nonperforming assets, respectively. As of September 30, 2010, these credit relationships were all collateral dependent and included ten commercial real estate lending relationships and one one-to-four family lending relationship with aggregate principal balances of $100.2 million and related impairment reserves of $16.0 million. These impairment reserves were established based on recent appraisal values. These lending relationships include a residential condominium construction project, a retail building project, retail commercial real estate buildings, residential care buildings, four residential land development lending relationships, two commercial land development projects, and townhome complexes. A table showing the composition of noncovered and covered nonperforming loans by category is included in “Note 4: Loans and Other Real Estate” in the Notes to Unaudited Consolidated Financial Statements.
Performing loans considered potential problem loans, loans which are not included in the past due, nonaccrual, or restructured categories but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, amounted to approximately $243.3 million at September 30, 2010, compared to $267.3 million at December 31, 2009. Included are $6.4 million and $8.9 million, respectively, of covered potential problem loans, which are subject to protection under the loss share agreements with the FDIC. Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.
At September 30, 2010, the reserve for unfunded loan commitments was $2.2 million, a $1.3 million, or 37%, decrease from the amount at December 31, 2009. Management believes the amount of the reserve is appropriate and the decreased amount is the result of application of our methodology. (See “Note 5: Allowance for Loan Losses and Reserve for Unfunded Loan Commitments” in the Notes to Unaudited Consolidated Financial Statements.)
Deposits and Other Borrowings
Southwest’s deposits were $2.3 billion and $2.6 billion at September 30, 2010 and December 31, 2009, respectively.

The following table presents the trends in the composition of deposits at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2010	2009	$ Change	% Change

Noninterest-bearing demand	$329,655	$324,829	$4,826	1.49%
Interest-bearing demand	86,153	74,201	11,952	16.11
Money market accounts	518,422	505,521	12,901	2.55
Savings accounts	25,556	25,730	(174)	(0.68)
Time deposits of $100,000 or more	795,303	1,004,439	(209,136)	(20.82)
Other time deposits	590,559	658,010	(67,451)	(10.25)

Total deposits	$2,345,648	$2,592,730	$(247,082)	(9.53)%

Stillwater National has substantial unused borrowing availability in the form of unsecured brokered certificate of deposits from Bank of America Merrill Lynch, Citigroup Global Markets, Inc., Wachovia Bank, NA, UBS Securities, LLC, RBC Capital Markets Corp., and Morgan Stanley & Co., Inc. in connection with its retail certificate of deposit program. At September 30, 2010, $170.0 million in these retail certificates of deposit were included in time deposits of $100,000 or more, a decrease of $160.0 million, or 48%, from December 31, 2009.
Stillwater National has other brokered certificates of deposit totaling $1.7 million and $1.6 million as of September 30, 2010 and December 31, 2009, respectively, included in time deposits of $100,000 or more in the above table.
Other borrowings, which includes federal funds purchased, FHLB borrowings, and repurchase agreements, decreased $20.5 million, or 20%, to $82.5 million during the first nine months of 2010. The decrease reflects the changes in the need for other funding based on lending activities for the period.
Shareholders’ Equity
Shareholders’ equity increased $66.8 million, or 22%, due primarily to the $54.4 million generated from the sale of common stock through a common stock offering, the employee stock purchase plan, and share based compensation plans, including tax benefits realized, and earnings of $12.7 million, offset in part by preferred dividends declared totaling $2.6 million for the first nine months of 2010. Net unrealized holding gains on available for sale investment securities (net of tax) increased to $3.3 million at September 30, 2010, compared to $0.9 million at December 31, 2009.
At September 30, 2010, Southwest, Stillwater National, and Bank of Kansas continued to exceed all applicable regulatory capital requirements. See “Capital Requirements” on page 37.
RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2010 and 2009
Net income available to common shareholders for the third quarter of 2010 of $2.8 million represented an increase of $1.7 million, or 158%, from the $1.1 million earned in the third quarter of 2009. Diluted earnings per share were $0.15, compared to $0.07, a 114% increase. The increase in quarterly net income available to common shareholders was the result of a $2.6 million, or 71%, increase in noninterest income and a $1.1 million, or 4%, increase in the net interest income, offset in part by a $1.8 million, or 18%, increase in the provision for loan losses and a $0.2 million, or 19%, increase in income tax expense.
Provisions for loan losses are booked in the amounts necessary to increase the allowance for loan losses to an appropriate level at period end after net charge-offs for the period. The necessary provision for third quarter of 2010 was $1.8 million more than the provision required for third quarter of 2009. (See “Note 5: Allowance for Loan Losses and Unfunded Loan Commitments” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses and for Unfunded Loan Commitments” on page 36.)
On an operating segment basis, the increase in net income was the net result of a $3.3 million increase in net income from the Other Operations segment, a $1.1 million increase in net income from the Oklahoma Banking segment, a $1.0 million increase in net income from the Kansas Banking segment, a $0.4 million increase in net income from both the Other States Banking and Secondary Market segments, and a $4.5 million decrease in net income from the Texas Banking segment.

Net Interest Income

	For the three months
	ended September 30,
(Dollars in thousands)	2010	2009	$ Change	% Change

Interest income:
Loans	$32,824	$35,607	$(2,783)	(7.82)%
Investment securities:
U.S. government and agency obligations	526	397	129	32.49
Mortgage-backed securities	1,430	1,527	(97)	(6.35)
State and political subdivisions	61	70	(9)	(12.86)
Other securities	187	128	59	46.09
Other interest-earning assets	55	4	51	1,275.00

Total interest income	35,083	37,733	(2,650)	(7.02)

Interest expense:
Interest-bearing demand deposits	111	107	4	3.74
Money market accounts	976	1,220	(244)	(20.00)
Savings accounts	15	39	(24)	(61.54)
Time deposits of $100,000 or more	3,128	4,822	(1,694)	(35.13)
Other time deposits	2,572	3,909	(1,337)	(34.20)
Other borrowings	524	960	(436)	(45.42)
Subordinated debentures	1,305	1,276	29	2.27

Total interest expense	8,631	12,333	(3,702)	(30.02)

Net interest income	$26,452	$25,400	$1,052	4.14%

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
Yields on Southwest’s interest-earning assets decreased 21 basis points, while the rates paid on Southwest’s interest-bearing liabilities decreased 51 basis points, resulting in an increase in the interest rate spread to 3.29% for the third quarter of 2010 from 2.99% for the third quarter of 2009. During the same periods, annualized net interest margin was 3.63% and 3.39%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 129.13% from 123.73%. Included in third quarter of 2010 net interest margin is a net reduction of $0.3 million from interest reversals on nonaccrual loans offset in part by the quarterly adjustment of the discount accretion on loans and the loss share receivable. Net interest margin would have been 5 basis points higher without this net reduction.
The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets and an $84.1 million, or 3%, decrease in average interest-earning assets. Southwest’s average loans decreased $176.4 million, or 6%, and the related yield decreased to 5.12% for the third quarter of 2010 from 5.19% for the third quarter of 2009. During the same period, average investment securities increased $17.5 million, or 7%; however, the related yield decreased to 3.35% from 3.46% in 2009. Average other interest earning assets increased $74.8 million and the related yield increased to 0.26% for the third quarter of 2010 from 0.15% for the third quarter of 2009.
The decrease in total interest expense can be attributed to the decrease in rates paid on interest-bearing liabilities and the effects of a $165.6 million, or 7%, decrease in average interest-bearing liabilities. Southwest’s average total interest-bearing deposits decreased $93.4 million, or 4%, and the related rates paid for interest expense decreased to 1.31% for the third quarter of 2010 from 1.86% for the third quarter of 2009. Average other borrowings decreased $72.2 million, or 44%, and the related rates paid for interest expense decreased to 2.23% for the third quarter of 2010 from 2.30% for the third quarter of 2009.

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

	For the three months ended September 30,
(Dollars in thousands)	2010 vs. 2009
	Increase	Due to Change
	Or	In Average:
	(Decrease)	Volume	Rate

Interest earned on:
Loans receivable (1) (2)	$(2,783)	$(2,283)	$(500)
Investment securities (1)	82	149	(67)
Other interest-earning assets	51	47	4

Total interest income	(2,650)	(1,049)	(1,601)

Interest paid on:
Interest-bearing demand	4	12	(8)
Money market accounts	(244)	40	(284)
Savings accounts	(24)	(1)	(23)
Time deposits	(3,031)	(622)	(2,409)
Other borrowings	(436)	(407)	(29)
Subordinated debentures	29	—	29

Total interest expense	(3,702)	(804)	(2,898)

Net interest income	$1,052	$(245)	$1,297

(1)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

(2)	Information regarding noncovered and covered loans for the period shown is not readily available.

UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the three months ended September 30,
(Dollars in thousands)	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Total loans (1) (2) (4)	$2,543,412	$32,824	5.12%	$2,719,835	$35,607	5.19%
Investment securities (2)	261,124	2,204	3.35	243,604	2,122	3.46
Other interest-earning assets	85,214	55	0.26	10,442	4	0.15

Total interest-earning assets	2,889,750	35,083	4.82	2,973,881	37,733	5.03
Other assets	76,570			62,160

Total assets	$2,966,320			$3,036,041

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$93,481	$111	0.47%	$84,031	$107	0.51%
Money market accounts	515,754	976	0.75	498,842	1,220	0.97
Savings accounts	25,306	15	0.24	26,101	39	0.59
Time deposits	1,428,247	5,700	1.58	1,547,192	8,731	2.24

Total interest-bearing deposits	2,062,788	6,802	1.31	2,156,166	10,097	1.86
Other borrowings	93,136	524	2.23	165,327	960	2.30
Subordinated debentures	81,963	1,305	6.37	81,963	1,276	6.23

Total interest-bearing liabilities	2,237,887	8,631	1.53	2,403,456	12,333	2.04

Noninterest-bearing demand deposits	330,321			299,235
Other liabilities	16,960			22,365
Shareholders’ equity	381,152			310,985

Total liabilities and shareholders’ equity	$2,966,320			$3,036,041

Net interest income and interest rate spread		$26,452	3.29%		$25,400	2.99%

Net interest margin (3)			3.63%			3.39%

Ratio of average interest-earning assets to average interest-bearing liabilities	129.13%			123.73%

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.

(2)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

(3)	Net interest margin = annualized net interest income / average interest-earning assets

(4)	Information regarding noncovered and covered loans for the period shown is not readily available.

Noninterest Income

	For the three months
	ended September 30,
(Dollars in thousands)	2010	2009	$ Change	% Change

Noninterest income:
Other service charges	$2,659	$2,688	$(29)	(1.08)%
Other fees	335	304	31	10.20
Other noninterest income	83	322	(239)	(74.22)
Gain on sales of loans:
Student loan sales	36	(4)	40	(1,000.00)
One-to-four family residential	595	390	205	52.56
All other loan sales	22	—	22	NA
Gain on sale/call of investment securities	2,605	10	2,595	25,950.00

Total noninterest income	$6,335	$3,710	$2,625	70.75%

Other fees increased primarily as a result of increased loan servicing fees, increased brokerage fees, offset in part by increased amortization of mortgage servicing rights. Other noninterest income declined as a result of decreased consulting income.
Gain on sales of loans is a reflection of the activity in the student, mortgage, and commercial lending areas discussed elsewhere in this report.
Gain on sale/call of securities includes a $2.5 million gain recognized as the result of the sale of investment securities during the period.
Noninterest Expense

	For the three months
	ended September 30,
(Dollars in thousands)	2010	2009	$ Change	% Change

Noninterest expense:
Salaries and employee benefits	$7,183	$7,824	$(641)	(8.19)%
Occupancy	2,835	2,958	(123)	(4.16)
FDIC and other insurance	1,347	1,134	213	18.78
Other real estate (net)	228	90	138	(153.33)
Unfunded loan commitment reserve	(294)	(79)	(215)	272.15
Other general and administrative	4,119	3,601	518	14.38

Total noninterest expense	$15,418	$15,528	$(110)	(0.71)%

Salaries and employee benefits decreased primarily as a result of a decrease in the salary expense and profit sharing contributions, offset in part by increased employee insurance expense. The number of full-time equivalent employees decreased from 447 at the beginning of the quarter to 440 as of September 30, 2010. For the third quarter of 2009, the number of full-time equivalent employees decreased from 478 at the beginning of the quarter to 471 as of September 30, 2009.
Southwest’s financial institution subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates. The increase from prior year is the result an increase in the assessment rate in 2010.
The unfunded loan commitment reserve expense decreased due to a decline in the level of commitments when compared to the same period of the prior year.
The increase in other general and administrative expenses is the result of increased consulting fees.

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
Net income available to common shareholders for the nine months ended September 30, 2010 of $9.5 million represented an increase of $3.2 million, or 51%, from the $6.3 million earned in the nine months ended September 30, 2009. Diluted earnings per share were $0.55 compared to $0.43, a 28% increase. The increase in net income available to common shareholders was primarily the result of a $9.5 million, or 13%, increase in net interest income and a $0.2 million, or 1%, decrease in the provision for loan losses, offset in part by a $3.0 million, or 17%, decrease in noninterest income, a $2.0 million, or 4%, increase in noninterest expense, and a $1.5 million, or 27%, increase in income taxes.
Provisions for loan losses are booked in the amounts necessary to increase the allowance for loan losses to an appropriate level at period end after charge-offs for the period. The necessary provision as of September 30, 2010 was $0.2 million less than the provision required as of September 30, 2009. (See Note 5: “Allowance for Loan Losses and Unfunded Loan Commitments” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses and for Unfunded Loan Commitments” on page 36.)
On an operating segment basis, the increase in net income was the result of a $5.3 million increase in net income from the Other Operations segment, a $3.7 million increase in net income from the Other States Banking segment, a $1.8 million increase in net income from the Oklahoma Banking segment, and a $0.8 million increase in net income from the Secondary Market segment, offset by a $6.9 million decrease in net income from the Texas Banking segment and a $1.4 million decrease in net income from Kansas Banking segment. The decrease in the Kansas Banking segment net income reflected the $3.3 million gain on the FNBA transaction recorded in the second quarter of 2009 among other factors.
Net Interest Income

	For the nine months
	ended September 30,
(Dollars in thousands)	2010	2009	$ Change	% Change

Interest income:
Loans	$101,087	$104,884	$(3,797)	(3.62)%
Investment securities:
U.S. government and agency obligations	1,675	1,370	305	22.26
Mortgage-backed securities	4,329	4,681	(352)	(7.52)
State and political subdivisions	203	234	(31)	(13.25)
Other securities	637	428	209	48.83
Other interest-earning assets	190	13	177	1,361.54

Total interest income	108,121	111,610	(3,489)	(3.13)
Interest expense:
Interest-bearing demand deposits	383	410	(27)	(6.59)
Money market accounts	3,026	3,784	(758)	(20.03)
Savings accounts	47	62	(15)	(24.19)
Time deposits of $100,000 or more	10,669	16,524	(5,855)	(35.43)
Other time deposits	8,222	12,449	(4,227)	(33.95)
Other borrowings	1,565	3,424	(1,859)	(54.29)
Subordinated debentures	3,848	4,063	(215)	(5.29)

Total interest expense	27,760	40,716	(12,956)	(31.82)

Net interest income	$80,361	$70,894	$9,467	13.35%

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

Yields on Southwest’s interest-earning assets decreased 27 basis points, while the rates paid on Southwest’s interest-bearing liabilities decreased 75 basis points, resulting in an increase in the interest rate spread to 3.30% for the first nine months of 2010 from 2.85% for the first nine months of 2009. During the same periods, annualized net interest margin was 3.63% and 3.27%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 126.14% from 122.68%. Included in net interest income for the first nine months of 2010 is $0.5 million in net recoveries from the resolution of nonperforming loans and additional discount accretion on loans and the loss share receivable, offset in part by interest reversals on nonaccrual loans. Included in net interest income for the nine months of 2009 is a recovery of $1.9 million in interest from the resolution of a nonperforming loan. Net interest margin would have been 3 basis points and 9 basis points lower without these recoveries, respectively.
The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets, which was offset in part by earnings on a $63.3 million, or 2%, increase in average interest-earning assets. Southwest’s average loans decreased $49.0 million, or 2% and the related yield decreased to 5.19% for the first nine months of 2010 from 5.28% in 2009. During the same period, average investment securities increased $21.0 million, or 9%; however, the related yield decreased to 3.52% from 3.75% in 2009. Average other interest earning assets increased $91.2 million, yet the related yield decreased to 0.26% for the first nine months of 2010 from 0.30% in 2009.
The decrease in total interest expense can be attributed to the decrease in the rates paid on interest-bearing liabilities and the effects of a $14.7 million, or 1%, decrease in average interest-bearing liabilities. Southwest’s total interest-bearing deposits increased $89.2 million, or 4%; however, the related rates paid for interest expense decreased to 1.38% for the first nine months of 2010 from 2.13% in 2009. Average other borrowings decreased $103.9 million, or 52%, and the related rates paid for interest expense decreased to 2.18% for the first nine months of 2010 from 2.29% for 2009.
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

	For the nine months ended September 30,
(Dollars in thousands)	2010 vs. 2009
	Increase	Due to Change
	Or	In Average:
	(Decrease)	Volume	Rate

Interest earned on:
Loans receivable (1) (2)	$(3,797)	$(1,918)	$(1,879)
Investment securities (1)	131	568	(437)
Other interest-earning assets	177	179	(2)

Total interest income	(3,489)	2,397	(5,886)

Interest paid on:
Interest-bearing demand	(27)	69	(96)
Money market accounts	(758)	218	(976)
Savings accounts	(15)	16	(31)
Time deposits	(10,082)	663	(10,745)
Other borrowings	(1,859)	(1,699)	(160)
Subordinated debentures	(215)	—	(215)

Total interest expense	(12,956)	(251)	(12,705)

Net interest income	$9,467	$2,648	$6,819

(1)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

(2)	Information regarding noncovered and covered loans for the period shown is not readily available.

UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the nine months ended September 30,
(Dollars in thousands)	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Assets
Total loans (1) (2) (4)	$2,606,166	$101,087	5.19%	$2,655,156	$104,884	5.28%
Investment securities (2)	260,137	6,844	3.52	239,134	6,713	3.75
Other interest-earning assets	97,121	190	0.26	5,877	13	0.30

Total interest-earning assets	2,963,424	108,121	4.88	2,900,167	111,610	5.15
Other assets	74,199			66,254

Total assets	$3,037,623			$2,966,421

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$102,843	$383	0.50%	$86,576	$410	0.63%
Money market accounts	508,742	3,026	0.80	479,700	3,784	1.05
Savings accounts	25,515	47	0.25	19,535	62	0.42
Time deposits	1,534,135	18,891	1.65	1,496,193	28,973	2.59

Total interest-bearing deposits	2,171,235	22,347	1.38	2,082,004	33,229	2.13
Other borrowings	96,099	1,565	2.18	199,982	3,424	2.29
Subordinated debentures	81,963	3,848	6.26	81,963	4,063	6.61

Total interest-bearing liabilities	2,349,297	27,760	1.58	2,363,949	40,716	2.30

Noninterest-bearing demand deposits	318,609			274,535
Other liabilities	17,629			20,877
Shareholders’ equity	352,088			307,060

Total liabilities and shareholders’ equity	$3,037,623			$2,966,421

Net interest income and interest rate spread		$80,361	3.30%		$70,894	2.85%

Net interest margin (3)			3.63%			3.27%

Ratio of average interest-earning assets to average interest-bearing liabilities	126.14%			122.68%

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.

(2)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

(3)	Net interest margin = annualized net interest income / average interest-earning assets

(4)	Information regarding noncovered and covered loans for the period shown is not readily available.

Noninterest Income

	For the nine months
	ended September 30,
(Dollars in thousands)	2010	2009	$ Change	% Change

Noninterest income:
Other service charges	$8,140	$7,859	$281	3.58%
Other fees	1,120	550	570	103.64
Other noninterest income	515	806	(291)	(36.10)
Gain on acquisition	—	3,281	(3,281)	(100.00)
Gain on sales of loans:
Student loan sales	709	172	537	312.21
Mortgage loan sales	1,228	1,858	(630)	(33.91)
All other loan sales	117	—	117	NA
Gain on sale/call of investment securities	2,646	2,922	(276)	(9.45)

Total noninterest income	$14,475	$17,448	$(2,973)	(17.04)%

The increase in other service charges is the result of increases in overdraft and interchange service charges. The increase in other fees is the result of increased loan servicing fees, increased brokerage fees, and decreased amortization of mortgage servicing rights, which includes the impairments that occurred in the first and second quarters of 2009.
Other noninterest income decreased primarily as a result of decreased consulting income.
The gain on acquisition is the result of the FDIC-assisted transaction which took place in second quarter 2009.
Gain on sales of loans is a reflection of the activity in the student, mortgage, and commercial lending areas discussed elsewhere in this report.
Gain on sale/call of securities includes a $2.5 million and a $2.9 million gain recognized as the result of the sale of investment securities during the third quarter of 2010 and the first quarter of 2009, respectively.
Noninterest Expense

	For the nine months
	ended September 30,
(Dollars in thousands)	2010	2009	$ Change	% Change

Noninterest expense:
Salaries and employee benefits	$22,400	$21,950	$450	2.05%
Occupancy	8,454	8,478	(24)	(0.28)
FDIC and other insurance	4,455	4,444	11	0.25
Other real estate (net)	963	91	872	958.24
Unfunded loan commitment reserve	(1,271)	(377)	(894)	237.14
Other general and administrative	11,821	10,231	1,590	15.54

Total noninterest expense	$46,822	$44,817	$2,005	4.47%

Salaries and employee benefits increased primarily as a result of increased employee insurance expense. The number of full-time equivalent employees for the first nine months decreased from 466 at the beginning of the year to 440 as of September 30, 2010. For the first nine months of 2009, the number of full-time equivalent employees increased from 442 at the beginning of the year to 471 as of September 30, 2009, primarily as a result of the acquisition of FNBA at the end of the second quarter of 2009.
Southwest’s bank subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates.
The unfunded loan commitment reserve expense decreased due to a decline in the level of commitments when compared to the same period of the prior year.

The increase in other general and administrative expenses is primarily the result of increased consulting fees and increased legal fees.
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
The allowance for loan losses of $72.4 million increased $10.0 million, or 16%, from year-end 2009. A provision for loan losses of $28.3 million was recorded in the first nine months of 2010, a decrease of $0.2 million, or 1%, from the first nine months of 2009. The decrease in the provision for loan losses was the result of the calculations of the appropriate allowance at each period end. (See “Note 5: Allowance for Loan Losses and Reserve for Unfunded Loan Commitments” in the Notes to Unaudited Consolidated Financial Statements and “Loans” on page 24.)
At September 30, 2010, the reserve for unfunded loan commitments was $2.2 million, a $1.3 million decrease from the amount reported at December 31, 2009. This reserve is included in other liabilities. The related provision for unfunded loan commitments is a component of general and administrative expense. (See “Note 5: Allowance for Loan Losses and Reserve for Unfunded Loan Commitments” in the Notes to Unaudited Consolidated Financial Statements.)
Taxes on Income
Southwest’s income tax expense was $7.1 million and $5.6 million for the first nine months of 2010 and 2009, respectively, an increase of $1.5 million, or 27%. The effective tax rate for the first nine months of 2010 was 35.82% while the effective tax rate for the first nine months of 2009 was 37.23%. The decrease in the effective tax rate is the result of a state tax refund received in third quarter 2010.
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
Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program; the outstanding balance of those notes was $1.7 million at September 30, 2010. Stillwater National has approved federal funds purchase lines totaling $331.3 million with ten banks; $60,000 was outstanding on these lines at September 30, 2010. Stillwater National is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program. Collateral under this program consists of pledged selected commercial and industrial loans. Currently the collateral will allow Stillwater National to borrow up to $97.0 million. As of September 30, 2010, no borrowings were made through the BIC program. In addition, Stillwater National has available a $424.0 million line of credit and Bank of Kansas has a $73.5 million line of credit from the FHLB. Borrowings under the FHLB lines are secured by investment securities and loans. At September 30, 2010, the Stillwater National FHLB line of credit had an outstanding balance of $51.5 million, and the Bank of Kansas line of credit had an outstanding balance of $7.0 million.
In response to pressures in the short-term funding markets the Federal Reserve established the Term Auction Facility (“TAF”) in December 2007. The TAF allowed sound financial institutions to borrow from the Federal Reserve at favorable rates for terms of up to 84 days. TAF borrowings were secured by loans and other collateral held by the borrowing banks. Southwest elected to qualify for TAF in connection with its contingency funding plan, and participated in three auctions, all in 2008, to ensure that the process worked and to take advantage of favorable rates. The last TAF auction occurred in March 2010.

(See also “Deposits and Other Borrowings” on page 26 for funds available on brokered certificate of deposit lines of credit and “Note 12: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements for a discussion on Southwest’s funds management unit.)
Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of U.S. government agency obligations, which are designated as pledged with Stillwater National’s safekeeping agent. These transactions are for one to four day periods. Outstanding balances under this program were $22.2 million and $26.5 million as of September 30, 2010 and 2009, respectively.
At September 30, 2010, $191.1 million of the total carrying value of available for sale investment securities of $231.8 million were pledged as collateral to secure public and trust deposits, sweep agreements, and borrowings from the FHLB. Any amount over pledged can be released at any time
During the first nine months of 2010, no category of other borrowings had an average balance that exceeded 30% of ending shareholders’ equity.
During the first nine months of 2010, cash and cash equivalents decreased by $29.4 million, or 25%, to $89.5 million. This decrease was the net result of cash used in financing activities of $216.4 million (primarily from decreases in deposits) offset by cash provided by investing activities of $112.6 million (primarily from proceeds from sales and repayments of securities and loan origination and repayments) and cash provided by operating activities of $74.4 million.
During the first nine months of 2009, cash and cash equivalents increased by $4.8 million, or 18%, to $32.1 million. This increase was the net result of cash provided by operating activities of $53.9 million, offset by cash used in investing activities of $33.5 million (primarily from purchases of available for sale securities and loans originations and repayments offset by proceeds from sales of available for sale securities) and cash used in financing activities of $15.7 million (primarily from decreases in other borrowings offset in part by increases in deposits).
CAPITAL REQUIREMENTS
Bank holding companies are required to maintain capital ratios in accordance with regulations adopted by the Federal Reserve Bank. The guidelines are commonly known as Risk-Based Capital Guidelines. At September 30, 2010, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 18.45%, a Tier I risk-based capital ratio of 17.17%, and a leverage ratio of 14.96%. As of September 30, 2010, Stillwater National and Bank of Kansas met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, or Bank of Kansas by bank regulators.
On January 27, 2010, Stillwater National informally agreed with the Office of the Comptroller of the Currency, its primary federal regulator, to maintain a ratio of capital to risk weighted assets of at least 12.5% and a Tier 1 leverage ratio of at least 8.5%. As of September 30, 2010, Stillwater National had a capital to risk weighted assets ratio of 16.57% and a Tier 1 leverage ratio of 13.22%.
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
* * * * * * *

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp

Policy Limit	(18.00)%	(10.00)%	(5.00)%
September 30, 2010	(0.38)%	(4.24)%	(3.94)%
December 31, 2009	1.98%	(2.33)%	(1.91)%
The net interest income at risk position improved in each of the increasing rate scenarios when compared to the December 31, 2009 risk position. Southwest’s largest exposure to changes in interest rate is in the +200 bp scenario with a measure of (4.24%) at September 30, 2010, a decline of 1.91 percentage points from the December 31, 2009 level of (2.33%). All of the above measures of net interest income at risk remain well within prescribed policy limits.
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

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

Policy Limit	(35.00)%	(20.00)%	(10.00)%
September 30, 2010	(3.40)%	(1.14)%	(0.30)%
December 31, 2009	(9.55)%	(4.78)%	(0.27)%
As of September 30, 2010, the economic value of equity measure improved in two of the three increasing rate scenarios when compared to the December 31, 2009 percentages. Southwest’s largest economic value of equity exposure is the +300 bp scenario which improved 6.15 percentage points to (3.40%) on September 30, 2010 from the December 31, 2009 value of (9.55%). The economic value of equity ratio in all scenarios remains well within Southwest’s asset/liability management policy limits.
* * * * * * *
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of September 30, 2010. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of September 30, 2010.
First Nine Months of 2010 Changes in Internal Control over Financial Reporting
No change occurred during the first nine months of 2010 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1:     Legal proceedings
None
Item 1A: Risk Factors
Southwest amended and replaced the risk factors contained in its Annual Report on Form 10-K for the year ended December 31, 2009 in Item 1.A of its Form 10-Q for the quarter ended March 31, 2010, which item is incorporated herein by reference.
Item 2:     Unregistered sales of equity securities and use of proceeds
There were no unregistered sales of equity securities by Southwest during the quarter ended September 30, 2010.
There were no purchases of Southwest’s common stock by or on behalf of Southwest or any affiliated purchasers of Southwest (as defined in Securities and Exchange Commission Rule 10b-18) during the nine months ended September 30, 2010.
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
SOUTHWEST BANCORP, INC.
(Registrant)

By:	/s/ Rick Green	November 5, 2010

	Rick Green	Date
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kerby Crowell	November 5, 2010

	Kerby Crowell	Date
Executive Vice President, Chief Financial
Officer and Secretary
(Principal Financial Officer)