Form 10-K
period 2010-12-31
SOUTHWEST BANCORP INC
filed 2011-03-08
CIK 914374

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO
The registrant’s Common Stock is traded on the NASDAQ Global Select Market under the symbol OKSB. The aggregate market value of approximately 18,322,516 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2010, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $243.5 million based on the closing sales price of $13.29 per share of the registrant’s Common Stock on that date. Solely for purposes of this calculation, it is assumed that directors, officers, and 5% stockholders of the registrant (other than institutional investors) are affiliates.
As of the close of business on March 4, 2011, 19,438,290 shares of the registrant’s Common Stock were outstanding.
Documents Incorporated by Reference
Part III: Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Shareholders, to be held on April 28, 2011, are incorporated by reference to the extent described therein.
*	The registrant is required to file reports pursuant to Section 13 of the Act.

SOUTHWEST BANCORP, INC.

Forward-Looking Statements
Southwest Bancorp, Inc. (“Southwest”) makes forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These forward-looking statements include: statements of Southwest’s goals, intentions, and expectations; estimates of risks and of future costs and benefits; expectations regarding future financial performance of Southwest and its operating segments; assessments of loan quality, probable loan losses, and the amount and timing of loan payoffs; liquidity, contractual obligations, off-balance sheet risk, and interest rate risk; estimates of value of acquired assets, deposits, and other liabilities; and statements of Southwest’s ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws and regulations and accounting principles; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest’s past growth and performance do not necessarily indicate its future results. Please see the discussion of Risk Factors on page 90 and Critical Accounting Policies on page 9.
Form 10-K Cross Reference Sheet of Material Incorporated by Reference
The following table shows the location in this Annual Report on Form 10-K or the accompanying Proxy Statement of the information required to be disclosed by the United States Securities and Exchange Commission (“SEC”) Form 10-K. Where indicated below, the information has been incorporated by reference in this Report from the Proxy Statement that accompanies it. Other portions of the Proxy Statement are not included in this Report. This Report is not part of the Proxy Statement. References are to pages in this report unless otherwise indicated.

	Item of Form 10-K	Location
Part I

Item 1.	Business	“Forward-Looking Statements” on page 2, “About this Report” on page 4, and “Business” on pages 77 through 86.

Item 1A.	Risk Factors	“Risk Factors” on pages 90 through 97.

Item 1B.	Unresolved Staff Comments	None.

Item 2.	Properties	“Properties” on pages 99 through 101.

Item 3.	Legal Proceedings	Note 16 “Commitments and Contingencies” on page 72.

Item 4.	Submission of Matters to a Vote of Security Holders	Not applicable. No matter was submitted to a vote of security holders during the fourth quarter of 2010.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	“Securities Listing, Prices, and Dividends” on page 7.

Item 6.	Selected Financial Data	“Five Year Summary of Selected Financial Data” on pages 5 and 6.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	“Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 9 through 30.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	“Quantitative and Qualitative Disclosures about Market Risk” on pages 30 through 32.

Item 8.	Financial Statements and Supplementary Data	Pages 35 through 76.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	Not applicable. During the past two years or any subsequent period there has been no change in or reportable disagreement with the independent registered public accounting firm for Southwest or any of its subsidiaries.

Item 9A.	Controls and Procedures	“Controls and Procedures” on page 32.

Item 9B.	Other Information	Not applicable. The registrant reported all items required to be reported in a Form 8-K during the fourth quarter of 2010.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	The material labeled “Election of Directors” on pages 3 through 7, “Board Meetings and Committees” and “Board Leadership, Structure and Role in Oversight” on pages 7 through 10, “Section 16(a) Beneficial Ownership Reporting Compliance” on page 32, “Code of Ethics” on page 34, “Shareholder Proposals and Communications” on page 35, and “Report of the Audit Committee” on page 33 of the Proxy Statement is incorporated by reference in this Report.

Item 11.	Executive Compensation	The material labeled “Director Compensation” on page 12, “Executive Compensation” on pages 27 through 31, “Compensation Discussion and Analysis” on pages 15 through 23, and “Compensation Committee Report” on pages 24 through 26 of the Proxy Statement is incorporated by reference in this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	The material labeled “Common Stock Owned by Directors and Executive Officers” on pages 13 and 14 and “Owners of More than 5% of Southwest’s Common Stock” on page 14 of the Proxy Statement is incorporated by reference in this Report. Information regarding securities authorized for issuance under equity compensation plans is included under “Equity Compensation Plan Information” on page 8 of this report.

Item 13.	Certain Relationships and Related Transactions and Director Independence	The material labeled “Director Independence” on pages 10 and 11 and “Certain Transactions” on pages 31 and 32 of the Proxy Statement is incorporated by reference in this Report.

Item 14.	Principal Accountant Fees and Services	The material labeled “Relationship with Independent Public Accountants” on pages 32 and 33 of the Proxy Statement is incorporated by reference in this Report.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

Southwest Bancorp, Inc.
Southwest Bancorp, Inc. (“Southwest”) is the bank holding company for the Stillwater National Bank and Trust Company (“Stillwater National”) and Bank of Kansas. Through its subsidiaries, Southwest offers commercial and consumer lending, deposit and investment services, and specialized cash management and other financial services from offices in Oklahoma, Texas, and Kansas, and on the internet through SNB DirectBanker®. We operate six offices in Texas, eleven offices in Oklahoma, and eight offices in Kansas.
Southwest focuses on converting its strategic vision into long-term shareholder value. Our vision includes a commercial banking model and a community banking model focused on more traditional banking operations in our three-state market.
During 2009, Bank of Kansas entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire substantially all loans as well as certain other related assets of First National Bank of Anthony, Anthony, Kansas (“FNBA”) in an FDIC-assisted transaction. Bank of Kansas and the FDIC entered into loss sharing agreements that provide Bank of Kansas with significant protection against credit losses from loans and related assets acquired in the transaction. Assets covered under the loss sharing agreements with the FDIC, including the amounts of expected reimbursements from the FDIC under these agreements, are referred to as “covered” assets.
Our area of expertise includes the special financial needs of healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate borrowers. We established a strategic focus on healthcare in 1974. We provide credit and other services, such as deposits, cash management, and document imaging for physicians and other healthcare practitioners to start or develop their practices and finance the development and purchase of medical offices, clinics, surgical care centers, hospitals, and similar facilities.
We also focus on commercial real estate mortgage and construction credits. We do not focus on one-to-four family residential development loans or “spec” residential property credits. Additionally, subprime lending has never been a part of our business strategy, and our exposure to subprime loans and subprime lenders is minimal.
Southwest’s banking philosophy has led to the development of a line of deposit, lending, and other financial products that respond to professional and commercial customer needs for speed, efficiency, and information and complement more traditional banking products. Southwest has developed a highly automated lockbox, imaging, and information service for commercial customers called “SNB Digital Lockbox”, and deposit products that automatically sweep excess funds from commercial demand deposit accounts and invest them in interest bearing funds.
Southwest maintains close relationships with businesses, professionals and their principals to serve their banking needs throughout their business development and professional lives.
Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest became a public company in late 1993. Southwest’s common stock is traded on the NASDAQ Global Select Market under the symbol OKSB. Southwest Capital Trust II’s public offering of trust preferred securities is traded on the NASDAQ Global Select Market under the symbol OKSBP.
About this Report
This report comprises the entire 2010 Form 10-K, other than exhibits, as filed with the SEC. The 2010 Annual Report to shareholders, including this report, and the annual proxy materials for the 2011 annual meeting are being distributed together to shareholders. Copies of exhibits and additional copies of the Form 10-K can be obtained free of charge by writing to Laura Robertson, Southwest Bancorp, Inc., P.O. Box 1988, Stillwater, OK 74076. This report is provided along with the annual Proxy Statement for convenience of use and to decrease costs, but is not part of the proxy materials. The SEC has not approved or disapproved this Report or passed upon its accuracy or adequacy.

Five Year Summary of Selected Financial Data
The following table presents Southwest’s selected consolidated financial data for each of the five years in the period ended December 31, 2010. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of Southwest, including the accompanying Notes to the Consolidated Financial Statements, presented elsewhere in this report.

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2010	2009	2008	2007	2006

Operations Data
Interest income	$142,807	$150,399	$162,794	$177,068	$169,760
Interest expense	35,476	51,708	73,075	84,471	76,808

Net interest income	107,331	98,691	89,719	92,597	92,952
Provision for loan losses	35,560	39,176	18,979	8,947	12,187
Gain on sales of loans and securities, net (1)	2,736	5,888	3,566	4,923	3,689
Noninterest income (2)	15,828	16,048	12,572	11,510	12,973
Noninterest expense (3)	63,633	60,858	62,488	65,108	56,021

Income before taxes	26,702	20,593	24,390	34,975	41,406
Taxes on income	9,738	7,611	9,489	13,597	15,409

Net income	$16,964	$12,982	$14,901	$21,378	$25,997

Net income available to common shareholders	$12,777	$8,837	$14,658	$21,378	$25,997

Dividends
Preferred stock	$3,500	$3,500	$243	$—	$—
Common stock	—	1,398	5,519	5,299	4,681
Ratio of total dividends to net income	20.63%	37.73%	38.67%	24.79%	18.00%
Per Common Share Data
Basic earnings	$0.71	$0.60	$1.01	$1.49	$1.84
Diluted earnings	0.71	0.60	1.00	1.46	1.79
Cash dividends	—	0.10	0.38	0.37	0.33
Book value (4)	15.97	16.46	16.18	15.16	13.87
Weighted average common shares outstanding:
Basic, net of unvested restricted stock	17,848,610	14,625,847	14,471,242	14,291,041	14,151,624
Diluted, net of unvested restricted stock	17,894,011	14,689,517	14,641,521	14,606,149	14,483,941
Financial Condition Data (4)
Investment securities	$272,929	$263,439	$264,166	$256,608	$270,519
Noncovered portfolio loans (5)	2,331,293	2,539,294	2,494,506	2,145,557	1,602,726
Loans held for sale (5)	35,194	43,134	56,941	66,275	188,464
Total noncovered loans (5) (6)	2,366,487	2,582,428	2,551,447	2,211,832	1,791,190
Covered portfolio loans (7)	53,628	85,405	—	—	—
Interest-earning assets	2,734,062	3,015,915	2,817,496	2,478,429	2,079,380
Total assets	2,820,541	3,108,291	2,879,762	2,564,298	2,170,628
Interest-bearing deposits	1,875,546	2,267,901	1,918,181	1,801,512	1,511,196
Total deposits	2,252,728	2,592,730	2,180,122	2,058,579	1,765,611
Other borrowings	94,602	103,022	295,138	218,356	138,094
Subordinated debentures	81,963	81,963	81,963	46,393	46,393
Total shareholders’ equity (8)	377,812	309,778	302,203	217,609	197,510
Common shareholders’ equity	310,088	242,741	235,811	217,609	197,510
Financial Ratios
Return on average assets	0.57%	0.43%	0.54%	0.94%	1.18%
Return on average total shareholders’ equity	4.72	4.20	6.40	10.19	13.99
Return on average common equity	4.37	3.65	6.44	10.19	13.99
Net interest margin	3.67	3.38	3.36	4.20	4.42
Efficiency ratio (9)	50.54	50.45	59.03	59.72	51.11
Average assets per employee (10)	$6,942	$6,411	$6,206	$4,661	$5,117

Selected Financial Data (Continued)

	At December 31,
(Dollars in thousands, except per share data)	2010	2009	2008	2007	2006

Asset Quality
Net loan charge-offs (4)	$32,744	$16,536	$8,790	$6,656	$8,706
Net loan charge-offs to average portfolio loans	1.29%	0.63%	0.37%	0.37%	0.59%
Noncovered:
Allowance for loan losses (4)	$65,229	$62,413	$39,773	$29,584	$27,293
Allowance for loan losses to portfolio loans	2.80%	2.46%	1.59%	1.38%	1.70%
Nonperforming loans (4) (11)	$107,083	$106,197	$63,983	$29,571	$29,357
Nonperforming loans to portfolio loans	4.59%	4.18%	2.56%	1.38%	1.83%
Allowance for loan losses to nonperforming loans	60.91	58.77	62.16	100.04	92.97
Nonperforming assets (4) (12)	$144,805	$124,629	$70,075	$32,250	$31,230
Nonperforming assets to portfolio loans and other real estate	6.11%	4.87%	2.80%	1.50%	1.95%
Covered:
Nonperforming loans (4) (7) (11)	$10,806	$13,458	$—	$—	$—
Nonperforming loans to portfolio loans	20.15%	15.76%	—	—	—
Nonperforming assets (4) (7) (12)	$14,993	$18,206	$—	$—	$—
Nonperforming assets to portfolio loans and other real estate	25.93%	20.19%	—	—	—
Capital Ratios
Average shareholders’ equity to average assets
Total	11.99%	10.34%	8.49%	9.21%	8.47%
Common	9.74	8.11	8.30	9.21	8.47
Tier I capital to risk-weighted assets (4) (13)	17.78	13.28	13.01	9.71	12.25
Total capital to risk-weighted assets (4) (13)	19.06	14.55	14.26	10.97	13.50
Leverage ratio (13)	15.55	12.42	13.06	10.23	10.91

(1)	Gain on sales includes $1.2 million gain due to the redemption of certain VISA USA common shares in 2008 and a $1.9 million gain on a partial disposition of an equity security in 2007.

(2)	Noninterest income in 2009 includes $3.3 million resulting from the gain on acquisition related to the FDIC-assisted acquisition.

(3)	Noninterest expense in 2007 includes $3.3 million resulting from the ATM-related write-off and associated legal fees and $713,000 in litigation and settlement costs related to VISA USA.

(4)	At period end.

(5)	Net of unearned discounts but before deduction of allowance for loan losses.

(6)	Total loans include loans held for sale.

(7)	These loans are covered by the FDIC loss share agreements, including the amount of expected reimbursements from the FDIC, and are shown net of unearned discounts. Please see Note 3 in the Notes to the Consolidated Financial Statements.

(8)	Reflects the issuance of common stock through an offering in 2010 and preferred stock in 2008. Please see “Capital Resources” on page 27 and Note 10 in the Notes to the Consolidated Financial Statements.

(9)	The efficiency ratio = noninterest expense / (net interest income + total non interest income) as shown on the Consolidated Statements of Operations.

(10)	Ratio = average assets for year divided by the number of full-time equivalent employees at year-end.

(11)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more, and restructured loans not performing in accordance with restructured terms.

(12)	Nonperforming assets consist of nonperforming loans and other real estate.

(13)	2010 reflects the effects of capital raised through the public common stock offering and 2008 reflects the effects of capital raised through the sale of preferred securities. Please see Notes 8 and 10 in the Notes to the Consolidated Financial Statements.

Securities Listing, Prices, and Dividends
Stock Listing
Common shares of Southwest Bancorp, Inc. are traded on the National Association of Security Dealers (NASDAQ) Global Select Market under the symbol OKSB.
Trust preferred securities of Southwest Capital Trust II are traded on the NASDAQ Global Select Market under the symbol OKSBP.
Transfer Agents and Registrars

For Southwest Bancorp, Inc.: Computershare Investor Services, LLC 2 North LaSalle St. Chicago, IL 60602	For Southwest Capital Trust II: U.S. Bank Trust National Association 300 East Delaware Avenue Wilmington, DE 19801
Recent Stock Prices, Dividends, and Equity Compensation Plan Information
Shareholders received no quarterly cash dividends in 2010 and received quarterly cash dividends totaling $2.4 million in 2009.
The Board of Directors decides whether or not to pay dividends on common stock, and the amount of any such dividends, each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors. The ability of Southwest to pay dividends depends upon regulatory approval and cash resources which include dividend payments from its subsidiaries. For information regarding the ability of Stillwater National and Bank of Kansas to pay dividends to Southwest and the restrictions on bank dividends under federal banking laws, see “Note 12 Capital Requirements & Regulatory Matters” in the Notes to the Consolidated Financial Statements, “Certain Regulatory Matters” on page 29 of this report, and “Risk Factors” beginning on page 90 of this report.
Shares issued under the employee stock purchase plan, which commenced on January 1, 1996, totaled 6,806 in 2010 and 8,158 in 2009, while issuances pursuant to the stock plans were 64,381 and 164,895 in the respective years.
As of February 28, 2011, there were approximately 4,600 holders of record of Southwest’s common stock. The following table sets forth the common stock dividends declared for each quarter during 2010 and 2009, and the range of high and low closing trade prices for the common stock for those periods.

		2010			2009
			Dividend			Dividend
	High	Low	Declared	High	Low	Declared
For the Quarter Ending:
March 31	$10.00	$5.96	$—	$13.00	$5.46	$0.0238
June 30	16.20	8.16	—	10.61	6.46	0.0238
September 30	15.61	11.08	—	14.84	8.43	0.0238
December 31	13.61	8.91	—	14.28	6.08	0.0238

Stock Performance
The following table compares the cumulative total return on a hypothetical investment of $100 in Southwest’s common stock at the closing price on December 31, 2005 through December 31, 2010, with the hypothetical cumulative total return on the NASDAQ Stock Market Index (U.S. Companies) and the NASDAQ Bank Index for the comparable period.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Southwest	$100	$141	$94	$69	$37	$66
NASDAQ Bank Index	100	112	89	65	54	64
NASDAQ Stock Market Index (U.S.)	100	109	119	57	83	98
Equity Compensation Plan Information
The following table presents disclosure regarding equity compensation plans in existence at December 31, 2010, consisting of the 1999 stock option plan, which has expired but has outstanding options that may still be exercised, and the 2008 stock based award plan, both of which were approved by the shareholders.

Number of
securities
available for
future issuance
	Number of		under equity
	securities to be	Weighted average	compensation plans
	issued upon	exercise price of	excluding
	exercise of	outstanding	securities
	outstanding options	options, warrants	reflected in column
	warrants and rights	and rights	(a)
Plan category	(a)	(b)	(c)

Plans approved by shareholders	202,215	$20.98	747,994
Plans not approved by shareholders	—	—	—
Total	202,215	$20.98	747,994

Management’s Discussion and Analysis of Financial Conditions and Results of Operations
The following discussion and analysis presents the more significant factors affecting Southwest’s financial conditions as of December 31, 2010 and 2009 and results of operations for each of the years in the three-year period ended December 31, 2010. This discussion and analysis should be read in conjunction with Southwest’s consolidated financial statements, notes thereto, and other financial information appearing elsewhere in this report.
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
The most significant accounting policies followed by Southwest are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, estimates, assumptions, and judgments underlying those amounts, management has identified the Allowance for Loan Losses and Goodwill and Intangible Assets accounting policies to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revisions as new information becomes available.
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
The allowance determination process requires significant judgment. Estimates of probable losses inherent in the loan portfolio can vary significantly from the amounts that actually occur. While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by Southwest, periodically review the loan portfolio and the allowance. These reviews may result in additional provisions based on the agencies’ judgments based upon information available at the time of each examination. Because the loan portfolio contains a significant number of commercial mortgage and commercial real estate construction loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in the provision for loan losses and nonperforming assets, and may lead to material increases in charge-offs and the provision for loan losses in future periods.
Southwest’s methodology for assessing the appropriateness of the allowance is in accordance with regulatory guidelines and U.S. generally accepted accounting principles, as described in “Provision for Loan Losses” on page 15 and in Note 1 of the Notes to the Consolidated Financial Statements.

Goodwill and Intangible Assets — Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of Southwest’s reporting units compared with its carrying value. Southwest defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of December 31, 2010, Southwest has eight reporting units, of which three have goodwill allocated to them. If the carrying value exceeds the fair value of a reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which Southwest believes are up to ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their carrying value may not be recoverable based on a comparison to fair value. Based on Southwest’s annual goodwill impairment test as of October 1, 2010 and updated through December 31, 2010, management does not believe any of its goodwill is impaired as of December 31, 2010.
The step one test includes an analysis of estimated fair value of reporting units to the aggregate market capitalization of Southwest. Southwest engaged an independent third party to assist in the step one fair market valuations, using both the customary market approaches and the discounted cash flow (income) approach, for the Kansas and Texas reporting units, to which $6.6 million of goodwill has been assigned.
The independent step one valuation indicated that as of the October 1, 2010 annual assessment date, the fair value of the Kansas reporting unit was less than its carrying amount, indicating a potential impairment. Consequently, further goodwill impairment testing was required under a step two hypothetical purchase price allocation and analysis to determine the amount of impairment existing, if any. The step two market participant discounts and purchase adjustments applied to the Kansas reporting unit for various categories of loans (such as performing and nonperforming) and deposits, as well as other assets and liabilities, resulted in an implied fair value of goodwill greater than the carrying amount of goodwill. Southwest concluded that there was no goodwill impairment for the Kansas reporting unit as of October 31, 2010 (and as updated through December 31, 2010). Approximately $5.6 million of Southwest’s total goodwill of $6.8 million came from its acquisition of Bank of Kansas during 2007.
The step one fair value of the Texas reporting unit as of the October 1, 2010 annual assessment date (and as updated through December 31, 2010) was greater than the carrying amount, indicating goodwill was not impaired and no step two analysis was required for this reporting unit.
While Southwest believes no impairment existed at December 31, 2010, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability if significantly negative or unfavorable, could have a material adverse effect on the outcome of Southwest’s impairment evaluation and financial condition or future results of operations.
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

Executive Overview
In 2010, Southwest’s loans, deposits, and assets declined. Southwest’s shareholders’ equity increased as a result of the current year common stock offering and results of operations. Southwest’s net income increased primarily as a result of increased net interest income, controlled noninterest expense, and a decrease in the required provision for loan losses.
Southwest is dedicated to the resolution of problem credits, the maintenance of capital and liquidity, stability in net interest income, and control of operating expenses. Southwest continues to manage the loan portfolio through the difficult credit climate with an ongoing, disciplined workout process focused on addressing the challenges of the commercial real estate construction and commercial mortgage sectors. Southwest is encouraged that the state economic factors for the principal markets in Oklahoma, Texas, and Kansas continue to outperform most of the nation. Southwest continues to make loans in each market with an emphasis on healthcare lending and carefully controlled real estate collateralized credits.
In April 2010, Southwest sold 4,600,000 shares of common stock in a public offering resulting in net proceeds of approximately $54.3 million. The proceeds of the offering were used to increase Southwest’s working capital and for general corporate purposes, including investment in Southwest’s banking subsidiaries.

Results of Operations
Net income available to common shareholders totaled $12.8 million, or $0.71 diluted per common share, in 2010 compared to $8.8 million, or $0.60 diluted per common share, in 2009 and $14.7 million, or $1.00 diluted per common share, in 2008.
The following table presents components of consolidated net income and selected ratios for the years 2010, 2009, and 2008 and the annual changes between those years.

		2010 Change		2009 Change
(Dollars in thousands, except per share data)	2010	From 2009	2009	From 2008	2008

Operations Data
Interest income	$142,807	$(7,592)	$150,399	$(12,395)	$162,794
Interest expense	35,476	(16,232)	51,708	(21,367)	73,075

Net interest income	107,331	8,640	98,691	8,972	89,719
Provision for loan losses	35,560	(3,616)	39,176	20,197	18,979
Noninterest income	18,564	(3,372)	21,936	5,798	16,138
Noninterest expense	63,633	2,775	60,858	(1,630)	62,488

Income before taxes	26,702	6,109	20,593	(3,797)	24,390
Taxes on income	9,738	2,127	7,611	(1,878)	9,489

Net income	$16,964	$3,982	$12,982	$(1,919)	$14,901

Net income available to common shareholders	$12,777	$3,940	$8,837	$(5,821)	$14,658

Per Common Share Data
Basic earnings	$0.71	$0.11	$0.60	$(0.41)	$1.01
Diluted earnings	0.71	0.11	0.60	(0.40)	1.00
Financial Condition Data — Averages
Investment securities	$261,124	$15,668	$245,456	$6,803	$238,653
Total loans	2,573,442	(94,329)	2,667,771	238,642	2,429,129
Interest-earning assets	2,922,645	3,605	2,919,040	247,404	2,671,636
Total assets	2,998,744	11,274	2,987,470	244,571	2,742,899
Interest-bearing deposits	2,112,068	3,224	2,108,844	227,759	1,881,085
Total deposits	2,443,066	49,038	2,394,028	244,173	2,149,855
Other borrowings	96,141	(85,541)	181,682	(92,424)	274,106
Subordinated debentures	81,963	—	81,963	17,899	64,064
Total shareholders’ equity	359,535	50,583	308,952	76,121	232,831
Selected Ratios
Return on average assets	0.57%	0.14%	0.43%	(0.11)%	0.54%
Return on average total shareholders’ equity	4.72	0.52	4.20	(2.20)	6.40
Return on average common equity	4.37	0.72	3.65	(2.79)	6.44
Net interest margin	3.67	0.29	3.38	0.02	3.36
Net income available to common shareholders for 2010 increased $4.0 million, or 45%, compared to 2009. The increase was primarily the result of an $8.6 million increase in net interest income driven by an improved net interest margin and a $3.6 million decrease in the provision for loan losses, offset in part by a $3.4 million decrease in noninterest income, a $2.8 million increase in noninterest expense, and a $2.1 million increase in income tax expense. Net income available to common shareholders for 2009 decreased $5.8 million, or 40%, compared to 2008. The decrease was primarily due to a $20.2 million increase in the provision for loan losses and a $3.9 million increase in dividends on the preferred stock that was issued in December 2008, offset in part by a $9.0 million increase in net interest income, a $5.8 million increase in noninterest income, a $1.9 million decrease in income tax expense, and a $1.6 million decrease in noninterest expense.
Details of the changes in various components of net income are further discussed below.

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is Southwest’s largest source of revenue representing 85% of total revenue in 2010. Net interest margin is net interest income as a percentage of average earning assets for the period. Net interest income and net interest margin increase or decrease as a result of changes in the levels of interest rates, the volume and the mix of earning assets and interest-bearing liabilities, and the percentage of interest-earning assets funded by noninterest-bearing funding sources.
The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Southwest’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2008 at 7.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter, and 175 basis points in the fourth quarter to end the year at 3.25%. During 2009 and 2010, the prime interest rate remained at 3.25% for the entire year. Southwest’s loan portfolio is also impacted, to a lesser extent, by changes in the London Interbank Offered Rate (“LIBOR”). At December 31, 2010, the one-month and three-month U.S. dollar LIBOR rates were 0.26% and 0.30%, respectively, while at December 31, 2009, the rates were 0.23% and 0.25%, respectively and at December 31, 2008, the rates were 1.08% and 1.83%, respectively.
The intended federal fund rate, which is the cost of immediately available overnight funds, dropped in a similar manner to the prime interest rate. It began 2008 at 4.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 basis points in the fourth quarter to the end of the year at 0.25%. During 2009 and 2010, the intended federal funds rate remained between zero and 0.25% for the entire year.
Net interest income for 2010 was $107.3 million, an increase of $8.6 million, or 9%, from the $98.7 million earned in 2009. Net interest margin was 3.67% for the year ended December 31, 2010, an increase of twenty-nine basis points from 2009. Included in 2010 net interest income was a net recovery of $1.0 million from the resolution of nonperforming loans and additional discount accretion on loans and the loss share receivable, offset in part by interest reversals on nonaccrual loans. These net recoveries increased net interest margin by 3 basis points.
Net interest income for 2009 was $98.7 million, an increase of $9.0 million, or 10%, from the $89.7 million earned in 2008. Net interest margin was 3.38% for the year ended December 31, 2009, an increase of two basis points from 2008. Included in 2009 net interest income was a recovery of $1.9 million in interest from the successful resolution of a nonperforming loan. Net interest margin would have been 6 basis points lower without this recovery. Also included in net interest income was the recognition of discount income of $0.8 million due to prepayment and collection of loans acquired in the FNBA transaction in excess of the recorded value at the date of the acquisition. This increased net interest margin by 3 basis points.
Net interest income for 2008 was $89.7 million, a decrease of $2.9 million, or 3%, from the $92.6 million earned in 2007. Net interest margin was 3.36% for the year ended December 31, 2008, a decrease of eighty-four basis points from 2007. The decrease in net interest income and net interest margin was the result of the competitive pressures and governmental actions that caused rates on deposits and other funding sources to decrease less than the drop in rates on earning assets, and our rate sensitivity position. The resulting margin compression produced a drop in net interest income.
Interest rate spread, which represents the difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities, was 3.34% for 2010, compared to 2.97% for 2009 and 2.80% for 2008.
Southwest has seen growth in noninterest-bearing deposit accounts which are an alternative funding source to interest-bearing deposits and other borrowings. The average balance of noninterest-bearing deposit accounts increased to $331.0 million in 2010 from $285.2 million in 2009 and $268.8 million in 2008.

For further analysis of asset sensitivity please see tables showing the effects of changes in interest rates and changes in volume of interest related assets and liabilities on page 15 of this report and the discussion of Quantitative and Qualitative Disclosures about Market Risk on pages 30 through 32 of this report.
The following table provides information relating to Southwest’s average consolidated statements of financial condition and reflects the interest income on interest-earning assets, interest expense of interest-bearing liabilities, and the average yields earned and rates paid for the periods indicated. Yields and rates are derived by dividing income or expense reflected in the Consolidated Statements of Operations by the average daily balance of the related assets or liabilities, respectively, for the periods presented. Nonaccrual loans have been included in the average balances of total loans.
The changes in the composition of interest-earning assets and their funding sources reflect market demand and management’s efforts to maximize net interest margin while controlling interest rate, credit, and other risks.
Consolidated Average Balances, Yields and Rates

			For the Year Ended December 31,
(Dollars in thousands)		2010			2009			2008
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Assets
Total loans (2) (3)	$2,573,442	$133,918	5.20%	$2,667,771	$141,239	5.29%	$2,429,129	$152,719	6.29%
Investment securities	261,124	8,660	3.32	245,456	9,146	3.73	238,653	9,986	4.18
Other interest-earning assets	88,079	229	0.26	5,813	14	0.24	3,854	89	2.31

Total interest-earning assets	2,922,645	142,807	4.89	2,919,040	150,399	5.15	2,671,636	162,794	6.09
Other assets	76,099			68,430			71,263

Total assets	$2,998,744			$2,987,470			$2,742,899

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$98,589	$468	0.47%	$83,813	$476	0.57%	$75,950	$584	0.77%
Money market accounts	508,583	3,911	0.77	485,383	4,954	1.02	538,148	12,620	2.35
Savings accounts	25,609	64	0.25	21,010	78	0.37	13,930	69	0.50
Time deposits	1,479,287	23,824	1.61	1,518,638	36,811	2.42	1,253,057	47,749	3.81

Total interest-bearing deposits	2,112,068	28,267	1.34	2,108,844	42,319	2.01	1,881,085	61,022	3.24
Other borrowings	96,141	2,079	2.16	181,682	4,049	2.23	274,106	7,242	2.64
Subordinated debentures	81,963	5,130	6.26	81,963	5,340	6.52	64,064	4,811	7.51

Total interest-bearing liabilities	2,290,172	35,476	1.55	2,372,489	51,708	2.18	2,219,255	73,075	3.29

Noninterest-bearing demand deposits	330,998			285,184			268,770
Other liabilities	18,039			20,845			22,043
Shareholders’ equity	359,535			308,952			232,831

Total liabilities and shareholders’ equity	$2,998,744			$2,987,470			$2,742,899

Net interest income		$107,331			$98,691			$89,719

Interest rate spread			3.34%			2.97%			2.80%

Net interest margin (4)			3.67%			3.38%			3.36%

Ratio of average interest- earning assets to average interest-bearing liabilities			127.62%			123.04%			120.38%

(1)	Yields, interest rate spreads, and net interest margins are calculated using income recorded in accordance with U.S. generally accepted accounting principles (“GAAP”) and are not shown on the higher, non-GAAP tax-equivalent basis.

(2)	Fees included in interest income on loans receivable are not considered material.

(3)	Information regarding noncovered and covered loans for the periods shown is not readily available.

(4)	Net interest margin = net interest income / total average interest-earning assets.

The following table analyzes Southwest’s changes in interest income and interest expense for the periods indicated. Information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by prior period’s rate); and (ii) changes in rates (changes in rate multiplied by prior period’s volume). Changes in rate-volume (changes in rate multiplied by changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.
Effect of Volume and Rate Changes on Net Interest Income

	2010 vs. 2009			2009 vs. 2008
	Increase	Due to Change		Increase	Due to Change
	Or	In Average:		Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate

Interest earned on:
Loans receivable (1) (2)	$(7,321)	$(4,937)	$(2,384)	$(11,480)	$14,095	$(25,575)
Investment securities	(486)	560	(1,046)	(840)	278	(1,118)
Other interest-earning assets	215	214	1	(75)	31	(106)

Total interest income	(7,592)	186	(7,779)	(12,395)	14,203	(26,598)
Interest paid on:
Interest-bearing demand	(8)	77	(85)	(108)	56	(164)
Money market accounts	(1,043)	227	(1,270)	(7,666)	(1,134)	(6,532)
Savings accounts	(14)	15	(29)	9	29	(20)
Time deposits	(12,987)	(903)	(12,084)	(10,938)	8,728	(19,666)
Other borrowings	(1,970)	(1,853)	(117)	(3,193)	(2,181)	(1,012)
Subordinated debentures	(210)	—	(210)	529	1,223	(694)

Total interest expense	(16,232)	(1,739)	(14,493)	(21,367)	4,756	(26,123)

Net interest income	$8,640	$1,925	$6,714	$8,972	$9,447	$(475)

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.

Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis, because it is not considered material.

(2)	Information regarding noncovered and covered loans for the periods shown is not readily available.
Provision for Loan Losses
The provision for loan losses is the amount of expense that, based on Southwest’ judgment, is required to maintain the allowance for loan losses at an appropriate level based upon the inherent risks in the loan portfolio. The amount of the loan loss provision for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs for the period. Net charge-offs for the year ended December 31, 2010 were $32.7 million, an increase of $16.2 million, or 98%, over the $16.5 million recorded for the year ended December 31, 2009. The provision for loan losses for the year ended December 31, 2010 was $35.6 million, representing a decrease of $3.6 million, or 9%, from the $39.2 million recorded for the year ended December 31, 2009. See the section captioned “Allowance for Loan Losses” on page 25 of this report for further analysis of the provision for loss losses.

Noninterest Income
Noninterest income was $18.6 million for 2010, a 15% decrease when compared with 2009. Noninterest income in 2009 increased 36% when compared with 2008.

		2010 Change		2009 Change
(Dollars in thousands)	2010	From 2009	2009	From 2008	2008

Service charges and fees	$12,404	$700	$11,704	$678	$11,026
Other noninterest income	763	(3,581)	4,344	2,798	1,546
Gain on sales of loans	2,736	(227)	2,963	299	2,664
Gain on sales/calls of investment securities	2,661	(264)	2,925	2,023	902

Total noninterest income	$18,564	$(3,372)	$21,936	$5,798	$16,138

Service charges and fees — Service charges and fees increased $0.7 million, or 6%, in 2010 as a result of increased interchange service charges, increased brokerage fees, increased loan servicing fees, and decreased amortization of mortgage servicing rights, which includes the impairments that occurred in 2009.
Service charges and fees increased $0.7 million, or 6%, in 2009 as a result of increased commercial account service charges due to a reduction in earnings credits on balances caused by decreased interest rates and the acquisition of FNBA, offset in part by decreased brokerage fees.
Other noninterest income — Other noninterest income includes consulting income and other miscellaneous income items. The 2010 decrease of $3.6 million, or 82%, was primarily the result of decreased consulting income in 2010 and the gain on acquisition that occurred in 2009. The 2009 increase of $2.8 million, or 181%, includes the $3.3 million gain recognized on the FDIC-assisted acquisition of FNBA.
Gain on sales of loans — Gain on sales of loans includes the net gains recognized from the sale of student loans, mortgage loans, and other commercial loans that are classified as held for sale. For 2010, the decrease was the result of reduced sales of student loans and decreased sales of mortgage loans, while for 2009 the increase was the result of increased sales of mortgage loans, offset in part by a reduction in sales of student loans.
Gain on sales/calls of investment securities — Gain on sales of investment securities includes a $2.7 million and $2.9 million gain recognized as the result of the sale of investment securities during 2010 and 2009, respectively. The 2008 gain on sales of investment securities includes a $1.2 million gain due to the redemption of certain VISA USA common shares, offset in part by a securities loss of $0.4 million recorded due to the other than temporary impairment of two investment securities during the year.
Noninterest Expense
Noninterest expense was $63.6 million for 2010, an increase of $2.8 million, or 5%, from 2009. Noninterest expense decreased $1.6 million, or 3%, in 2009 from 2008.

		2010 Change		2009 Change
(Dollars in thousands)	2010	From 2009	2009	From 2008	2008

Salaries and employee benefits	$29,916	$617	$29,299	$(4,031)	$33,330
Occupancy	11,171	(466)	11,637	765	10,872
FDIC and other insurance	5,788	243	5,545	3,457	2,088
Other real estate, net	2,218	2,088	130	(16)	146
Provision for unfunded loan commitments	(1,603)	(1,373)	(230)	(865)	635
Other general and administrative	16,143	1,666	14,477	(940)	15,417

Total noninterest expense	$63,633	$2,775	$60,858	$(1,630)	$62,488

Salaries and employee benefits — Salaries and employee benefits increased $0.6 million, or 2%, in 2010 primarily as a result of increased employee insurance expense. The number of full-time equivalent employees decreased from 466 at the beginning of the year to 432 as of December 31, 2010.

Salaries and employee benefits decreased $4.0 million, or 12%, in 2009 primarily as a result of decreased salary expense and decreased profit sharing and bonus accruals. The number of full-time equivalent employees increased from 442 at the beginning of the year to 466 as of December 31, 2009.
Occupancy — Occupancy expense decreased $0.5 million, or 4%, in 2010 primarily due to decreased depreciation expense. Occupancy expense increased $0.8 million, or 7%, in 2009 due to increased building rental expense, depreciation expense, security service expense, and janitorial service expense. Approximately $0.5 million of the increase in 2009 was the result of the FNBA acquisition.
FDIC and other insurance — Southwest’s bank subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates. The increase in FDIC and other insurance expense for 2010 is due to higher average deposit balances and a decrease in asset quality. The increase in 2009 was due to a special assessment of 5 basis points, resulting in an additional $1.4 million, the FDIC raised the current assessment rates uniformly by 7 basis points for the 2009 assessment, and an additional 10 basis point assessment was paid on transaction accounts exceeding $250,000 under the Temporary Liquidity Guaranty Program.
Other real estate, net — During 2010, Southwest acquired and sold properties; however, the net effect of current year transactions caused an increase in other real estate expenses. Other real estate was $41.9 million at December 31, 2010, compared to $23.2 million at December 31, 2009. The decreased other real estate expenses in 2009 occurred as Southwest received income from the sales of previously acquired properties.
Provision for unfunded loan commitments — The provision for unfunded loan commitments is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. The $1.4 million and $0.9 million decreases in 2010 and 2009, respectively, are due to declines in the level of commitments when compared to prior years.
Other general and administrative — Other general and administrative expenses increased $1.7 million, or 12%, in 2010 after declining $0.9 million, or 6%, in 2009. The increase in 2010 is primarily the result of increased consulting fees and increased legal fees associated with loan and other real estate transactions. The decline in 2009 is primarily the result of an increase in deferred expense recognition related to loan origination costs.

Operating Segments

	For the Year Ended December 31,
(Dollars in thousands)	2010	2009	2008

Oklahoma banking	$14,864	$12,160	$12,505
Texas banking	4,523	10,722	7,551
Kansas banking	884	424	(1,122)
Other states banking	(1,958)	(1,618)	2,756
Secondary market	980	(148)	(144)
Other operations	(2,329)	(8,558)	(6,645)

Consolidated net income	$16,964	$12,982	$14,901

Oklahoma banking	$871,393	$933,150	$966,243
Texas banking	982,845	1,054,404	947,603
Kansas banking	289,642	359,633	304,855
Other states banking	241,041	277,512	275,805
Secondary market	35,194	43,134	56,941

Consolidated total loans	$2,420,115	$2,667,833	$2,551,447

Oklahoma banking	$899,269	$950,355	$984,298
Texas banking	976,383	1,044,324	945,907
Kansas banking	389,813	441,114	310,503
Other states banking	231,590	275,653	272,599
Secondary market	37,483	45,148	61,149
Other operations	286,003	351,697	305,306

Consolidated total assets	$2,820,541	$3,108,291	$2,879,762

Oklahoma banking	$1,565,124	$1,640,839	$1,394,008
Texas banking	160,181	160,064	133,745
Kansas banking	270,271	283,506	146,182
Secondary market	1,389	1,527	1,550
Other operations	255,763	506,794	504,637

Consolidated total deposits	$2,252,728	$2,592,730	$2,180,122

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
The contribution of the Oklahoma Banking segment increased $2.7 million, or 22%, in 2010, as a result of a $7.9 million decrease in the provision for loan losses, offset in part by a $1.7 million increase in noninterest expense, a $1.3 million increase in income taxes, a $1.1 million decrease in net interest income, and a $1.0 million decrease in other noninterest income. Oklahoma Banking segment net income decreased $0.3 million, or 3%, in 2009, as a result of a $3.6 million decrease in net interest income and a $2.6 million increase in the provision for loan losses, offset in part by a decrease of $4.8 million in noninterest expense and a decrease of $0.7 million in income taxes.
The contribution of the Texas Banking segment decreased $6.2 million, or 58%, in 2010, primarily as a result of a $10.2 million increase in the provision for loan losses, offset in part by a $3.9 million decrease in income taxes. The contribution of the Texas Banking segment increased $3.2 million, or 42%, in 2009, primarily as a result of an

$8.4 million increase in net interest income and decreased noninterest expense of $1.9 million, offset in part by an increased provision for loan losses of $5.2 million and increased taxes of $1.8 million.
The contribution of the Kansas Banking segment increased $0.5 million, or 108%, in 2010 as a result of a $4.4 million decrease in the provision for loan losses and increased net interest income of $0.9 million, offset in part by a $2.0 million decrease in noninterest income, which included the $3.3 million recognized gain on the FDIC-assisted acquisition of FNBA in 2009, a $2.5 million increase in noninterest expense, and an increase in income taxes of $0.4 million. The contribution of the Kansas Banking segment increased $1.5 million, or 138%, in 2009 primarily as a result of a $6.0 million increase in noninterest income, which included the $3.3 million recognized gain on the FDIC-assisted acquisition of FNBA, and a $5.4 million increase in net interest income. These increases were offset in part by a $5.7 million increase in noninterest expense and a $3.7 million increase in the provision for loan losses.
The contribution of the Other States Banking segment decreased by $0.3 million, or 21%, in 2010 primarily as a result of decreased net interest income of $1.2 million, offset in part by a $1.4 million decrease in the provision for loan losses. The contribution of the Other States Banking segment decreased by $4.4 million, or 159%, in 2009 primarily as a result of an $8.7 million increased provision for loan losses, offset in part by a $3.0 million decrease in taxes and a $1.1 million decrease in noninterest expenses.
At December 31, 2010, Southwest’s eleven Oklahoma offices accounted for $871.4 million in loans, or 37% of total portfolio loans, the six Texas offices accounted for $982.8 million in loans, or 41% of total portfolio loans, the eight Kansas offices accounted for $289.6 million in loans, or 12% of total portfolio loans, and the Other States Banking segment accounted for $241.0 million in loans, or 10% of total portfolio loans.
For 2010, the Secondary Market segment contributed net income of $1.0 million. The Secondary Market segment incurred a loss of $0.1 million in 2009. The increase occurred primarily as a result of decreased noninterest expense as a result of the reduction in student loan activities due to the changes in federal regulation.
For 2010 and 2009, the Other Operations segment, which includes Southwest’s fund management unit, incurred a loss of $2.3 million and $8.6 million, respectively. The value of funds provided and cost of funds borrowed from the funds management unit by the operating segments are internally priced at rates that approximate market rates for funds with similar duration.
The segment disclosures above and in Note 17 of the Notes of the Consolidated Financial Statements show that the Oklahoma Banking, Texas Banking, Kansas Banking, and Other States Banking segments provide the majority of consolidated net interest income and net income, and for the year ended December 31, 2010 accounted for approximately $2.5 billion, or 89%, of total assets.
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
Taxes on Income
Southwest’s income tax expense for fiscal years 2010, 2009, and 2008 was $9.7 million, $7.6 million, and $9.5 million, respectively. Southwest’s effective tax rates have been lower than statutory federal and state statutory rates primarily because of the organization of a real estate investment trust in July 2001, as well as tax credits generated by certain lending and investment activities, and tax-exempt income on municipal obligations and loans.

Financial Condition
Southwest’s total assets decreased by $287.8 million, or 9%, to $2.8 billion at December 31, 2010, compared to $3.1 billion at December 31, 2009 after increasing by $228.5 million, or 8%, between December 31, 2009 and December 31, 2008. The decline in assets in 2010 was primarily attributable to the $247.7 million, or 9%, decrease in total loans and the $51.4 million, or 43%, decrease in cash.
Investment Securities Portfolio
Southwest maintains an investment securities portfolio consisting of securities issued by U.S. Government sponsored entities, state and political subdivisions, and mortgage-backed and other investments. Mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal National Mortgage Association (“Fannie Mae”). Investment securities are held in safekeeping by an independent custodian.
Investment securities assigned to the available for sale portfolio are generally used to supplement Southwest’s liquidity, provide a prudent yield, and provide collateral for public deposits and other borrowing facilities. Unrealized net gains and losses on available for sale securities are recorded as an adjustment to equity, net of taxes, but are not reflected in the current earnings of Southwest. If management determines any impairment in any available for sale security is “other-than-temporary,” a securities loss will be recognized as a charge to earnings. If a security is sold, any gain or loss is recorded as a credit or charge to earnings and the equity adjustment is reversed. At December 31, 2010, Southwest held $248.2 million in securities classified as available for sale with an unrealized gain of $1.6 million, net of taxes of $0.6 million, related to these securities included in shareholders’ equity.
Investment securities assigned to the held to maturity portfolio earn a prudent yield, provide liquidity from maturities and paydowns, and provide collateral to pledge for federal, state, and local government deposits and other borrowing facilities. The held to maturity investment portfolio at December 31, 2010 included $14.3 million in fixed-rate securities. If management determines any impairment in any held to maturity security is “other-than-temporary,” a securities loss will be recognized as a charge to earnings.
Southwest had no trading securities at December 31, 2010, 2009, and 2008.
A summary of the investment securities portfolio is as follows for the years ended December 31, 2010, 2009, and 2008.

	At December 31,
(Dollars in thousands)	2010	2009	2008

U.S. Government obligations	$1,108	$1,100	$999
Federal agency securities	65,374	75,385	79,197
Obligations of states and political subdivisions	14,537	7,523	10,098
Residential mortgage-backed securities	180,017	159,146	154,013
Other investments	11,893	20,285	19,859

Total investment securities	$272,929	$263,439	$264,166

Available for sale (fair value)	$248,221	$237,703	$238,037
Held to maturity (amortized cost)	14,304	6,670	7,343
Other investments (cost)	10,404	19,066	18,78

Total investment securities	$272,929	$263,439	$264,166

Southwest does not have any material amounts of investment securities or other interest-earning assets, other than loans, that would have been classified as nonperforming if such assets were loans or which were recognized by management as potential problem assets based upon known information about possible credit problems of the borrower or issuer.

The following table shows the maturities, carrying value (amortized cost for investment securities being held to maturity or estimated fair value for investment securities available for sale), estimated fair market values, and average yields for Southwest’s investment portfolio at December 31, 2010. Yields are not presented on a tax-equivalent basis. Maturities of mortgage-backed securities are based on expected maturities. Expected maturities differ from contractual maturities because borrowers of the underlying mortgages may have the right to call or prepay obligations with or without prepayment penalties. The securities of no single issuer (other than the United States or its agencies), or in the case of securities issued by state and political subdivisions, no source or group of sources of repayment, accounted for more than 10% of shareholders’ equity of Southwest at December 31, 2010.

			After One		After Five
	One Year		Year through		Years through		After			Total Investment
	or Less		Five Years		Ten Years		Ten Years			Securities
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Market	Yield

Held to Maturity:
Obligations of states and political subdivisions	$2,470	3.22%	$5,344	1.84%	$6,490	2.39%	$—	—%	$14,304	$14,029	2.33%

Total	$2,470	3.22%	$5,344	1.84%	$6,490	2.39%	$—	—%	$14,304	$14,029	2.33%

Available for Sale:
U.S. government obligations	$1,099	1.20%	$—	—%	$—	—%	$—	—%	$1,099	$1,108	1.20%
Federal agency securities	4,010	2.24	19,341	2.63	31,600	2.57	10,571	2.27	65,522	65,374	2.52
Obligations of states and political subdivisions	150	3.88	26	3.35	55	—	—	—	231	233	4.57
Residential mortgage-backed securities	20,995	2.70	118,004	3.09	38,989	2.87	707	5.83	178,695	180,017	3.01
Other securities	—	—	11,506	—	—	—	—	—	11,506	11,893	—

Total	$26,254	2.58%	$148,877	2.79%	$70,644	2.74%	$11,278	2.49%	$257,053	$258,625	2.74%

Total	$28,724		$154,221		$77,134		$11,278		$271,357	$272,654

Note:	Average yields for investments held for sale is based on amortized cost. Yields on tax-exempt securities are shown on a tax-equivalent basis.
Loan Portfolio
The following table presents the composition of the loan portfolio over the previous five years.

	At December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006

Noncovered:
Real estate mortgage:
Commercial	$1,310,464	$1,212,409	$1,118,828	$750,047	$609,271
One-to-four family residential	89,800	114,614	113,665	111,085	91,441
Real estate construction:
Commercial	441,265	618,078	579,795	643,656	384,072
One-to-four family residential	27,429	41,109	79,565	81,273	69,678
Commercial	452,626	520,505	564,670	521,501	424,189
Installment and consumer:
Guaranteed student loans	5,843	36,163	54,057	61,555	181,458
Other	39,060	39,550	40,867	42,715	31,081

	2,366,487	2,582,428	2,551,447	2,211,832	1,791,190
Less: Allowance for loan losses	(65,229)	(62,413)	(39,773)	(29,584)	(27,293)

Total noncovered loans, net	$2,301,258	$2,520,015	$2,511,674	$2,182,248	$1,763,897

		At December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006

Covered:
Real estate mortgage:
Commercial	$30,997	$39,836	$—	$—	$—
One-to-four family residential	9,122	12,630	—	—	—
Real estate construction:
Commercial	6,840	12,515	—	—	—
One-to-four family residential	439	5,324	—	—	—
Commercial	5,554	13,412	—	—	—
Installment and consumer	676	1,688	—	—	—

Total covered loans	$53,628	$85,405	$—	$—	$—

Included in covered loans above are $14.4 million and $23.9 million, respectively, of loss share receivable from the FDIC.
Southwest has a strategic focus on providing loans and other services to healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate borrowers. At December 31, 2010 and December 31, 2009, loans to individuals and businesses in the healthcare industry totaled $713.7 million, or 30%, and $697.7 million, or 27%, of noncovered loans, respectively.
The following table sets forth the remaining maturities for certain loan categories (including loans held for sale) at December 31, 2010. Student loans that do not have stated maturities are treated as due in one year or less. Real estate construction includes certain loans which will convert to permanent financing at the point when construction is completed; these loans are reported according to their final maturity.

		After one
	One year	year through	After
(Dollars in thousands)	or less	five years	five years	Total

Noncovered:
Real estate mortgage:
Commercial	$413,445	$722,624	$174,395	$1,310,464
One-to-four family residential	11,385	40,931	37,484	89,800
Real estate construction	261,397	192,264	15,033	468,694
Commercial	125,083	246,556	80,987	452,626
Installment and consumer:
Guaranteed student loans	5,843	—	—	5,843
Other	15,939	22,079	1,042	39,060

Total noncovered	833,092	1,224,454	308,941	2,366,487
Covered:
Real estate mortgage:
Commercial	3,969	9,039	17,989	30,997
One-to-four family residential	1,864	2,279	4,979	9,122
Real estate construction	6,204	475	600	7,279
Commercial	2,478	2,823	253	5,554
Installment and consumer	181	463	32	676

Total covered	14,696	15,079	23,853	53,628

Total	$847,788	$1,239,533	$332,794	$2,420,115

The following table sets forth at December 31, 2010 the dollar amount of all loans due more than one year after December 31, 2010.

(Dollars in thousands)	Fixed	Variable	Total

Noncovered:
Real estate mortgage:
Commercial	$336,030	$560,989	$897,019
One-to-four family residential	31,512	46,903	78,415
Real estate construction	67,562	139,735	207,297
Commercial	81,600	245,943	327,543
Installment and consumer	7,758	15,363	23,121

Total noncovered	524,462	1,008,933	1,533,395
Covered:
Real estate mortgage:
Commercial	8,205	18,823	27,028
One-to-four family residential	1,198	6,060	7,258
Real estate construction	227	848	1,075
Commercial	1,462	1,614	3,076
Installment and consumer	495	—	495

Total covered	11,587	27,345	38,932

Total	$536,049	$1,036,278	$1,572,327

Nonperforming Assets and Potential Problem Loans
The following table shows the amounts of nonperforming assets at the end of the periods indicated. Please see Note 1 of the Notes to the Consolidated Financial Statements for a description of Southwest’s policy for placing loans on nonaccrual status.

	At December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006

Noncovered:
Nonaccrual loans:
Commercial real estate	$29,996	$28,351	$9,881	$5,274	$6,118
One-to-four family residential	1,984	9,387	474	740	484
Real estate construction	67,571	57,586	37,346	2,910	3,398
Commercial	6,977	10,404	11,598	10,517	16,673
Other consumer	38	159	11	93	62

Total nonaccrual loans	106,566	105,887	59,310	19,534	26,735

Past due 90 days or more:
Commercial real estate	514	100	9	8,214	1,133
One-to-four family residential	—	76	39	74	310
Real estate construction	—	—	4,005	3	556
Commercial	—	18	547	1,456	534
Other consumer	3	116	73	290	89

Total past due 90 days or more	517	310	4,673	10,037	2,622

Total nonperforming loans	107,083	106,197	63,983	29,571	29,357
Other real estate	37,722	18,432	6,092	2,679	1,873

Total nonperforming assets	$144,805	$124,629	$70,075	$32,250	$31,230

Total performing restructured	$2,177	$—	$—	$—	$—

Nonperforming assets to portfolio loans and other real estate	6.11%	4.87%	2.80%	1.50%	1.95%
Nonperforming loans to portfolio loans	4.59	4.18	2.56	1.38	1.83
Allowance for loan losses to nonperforming loans	60.91	58.77	62.16	100.04	92.97
Government-guaranteed portion of nonperforming loans	$124	$277	$1,072	$1,337	$1,629

	At December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006

Covered:
Nonaccrual loans:
Commercial real estate	$4,391	$1,847	$—	$—	$—
One-to-four family residential	932	2,243	—	—	—
Real estate construction	4,897	7,525	—	—	—
Commercial	581	665	—	—	—
Other consumer	5	42	—	—	—

Total nonaccrual loans	10,806	12,322	—	—	—

Past due 90 days or more:
Commercial real estate	—	542	—	—	—
Real estate construction	—	574	—	—	—
Other consumer	—	20	—	—	—

Total past due 90 days or more	—	1,136	—	—	—

Total nonperforming loans	10,806	13,458	—	—	—
Other real estate	4,187	4,748	—	—	—

Total nonperforming assets	$14,993	$18,206	$—	$—	$—

Nonperforming assets to portfolio loans and other real estate	25.93%	20.19%	—	—	—
Nonperforming loans to portfolio loans	20.15	15.76	—	—	—
Government-guaranteed portion of nonperforming loans	$6,948	$3,853	$—	$—	$—
At December 31, 2010, nine credit relationships represented 70% of noncovered nonperforming loans and 52% of noncovered nonperforming assets, while at December 31, 2009, seven credit relationships represented 66% of noncovered nonperforming loans and 57% of noncovered nonperforming assets.
Included in noncovered nonaccrual loans as of December 31, 2010 are nine collateral dependent lending relationships with aggregate principal balances of approximately $75.4 million and related impairment reserves of $5.9 million which were established based on recent appraisal values obtained for the respective properties. All nine of these lending relationships are in the commercial real estate industry and include a residential condominium construction project with two loans outstanding, a hotel building with two loans outstanding, a retail building project with one loan outstanding, a lending relationship consisting of two loans that includes two retail commercial real estate buildings for lease, a lending relationship consisting of three loans for residential care buildings, and four residential land development lending relationships, one with two loans and three with one loan.
Included in noncovered nonaccrual loans as of December 31, 2009 are five collateral dependent lending relationships with aggregate principal balances of approximately $59.0 million and related impairment reserves of $4.9 million which were established based on appraisal values obtained for the respective properties. All five of these lending relationships are in the real estate industry and include a residential condominium construction project with three loans outstanding, an office building project with one loan outstanding, a lending relationship consisting of three loans that includes a residential land development and two retail commercial real estate buildings for lease, and two residential land development lending relationships, one with two loans outstanding and the other with one loan outstanding.
Noncovered nonperforming assets could fluctuate from period to period. The performance of any individual loan can be affected by external factors such as the interest rate environment, economic conditions, collateral values, or factors particular to the borrower. No assurance can be given that additional increases in noncovered nonaccrual loans will not occur in the future.
Performing loans considered potential problem loans, loans which are not included in the past due, nonaccrual, or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, amounted to approximately $236.6 million at December 31, 2010, compared to $267.3 million at December 31, 2009. Included are $3.5 million and $8.9 million, respectively, of covered potential problem loans, which are subject to protection under the loss share agreements with the FDIC. Loans may be monitored by management and reported in potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continued management attention and are considered by management in determining the level of the allowance for loan losses.
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
Allowance for Loan Losses
Southwest makes provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level Southwest determines is appropriate. The amount of the allowance is based on careful, continuous review and evaluation of the loan portfolio and ongoing quarterly assessments of the probable losses inherent in the loan portfolio. The allowance for loan losses is determined in accordance with regulatory guidelines and generally accepted accounting principles. See “Allowance for Loan Losses” in Note 1 of the Notes to the Consolidated Financial Statements for a description of Southwest’s allowance for loan losses methodology.
Based upon this methodology, management established an allowance of $65.2 million, or 2.80% of total noncovered portfolio loans, at December 31, 2010, compared to an allowance of $62.4 million, or 2.46% of total noncovered portfolio loans, at December 31, 2009. This represents an increase in the allowance of $2.8 million, or 5%.
Changes in the amount of the allowance resulted from the application of the methodology, which is designed to estimate inherent losses on total noncovered portfolio loans, including nonperforming loans. At December 31, 2010, the allowance on the $106.6 million in noncovered nonaccrual loans was $12.9 million (12.1%), compared with an allowance on $105.9 million in noncovered nonaccrual loans at December 31, 2009 of $13.3 million (12.6%), creating a decrease in the allowance of $0.4 million, or 3%. At December 31, 2010, the allowance for noncovered troubled debt restructured loans was $7.0 million (11%), creating an increase in the allowance of $7.0 million. At December 31, 2010, the allowance for other noncovered loans was $45.3 million (2.1%), compared to $49.1 million (2.0%) at December 31, 2009, creating a decrease in the allowance of $3.8 million, or 8%. The decrease in the allowance related to these other noncovered loans mainly resulted from the decline in loans and consideration of certain trends and qualitative factors. These included management’s assessment of economic risk (particularly with respect to commercial and commercial real estate loans), and asset quality trends, including levels of potential problem loans and loan concentrations in commercial real estate mortgage and construction loans, which together comprised approximately 74% of our noncovered portfolio loans at December 31, 2010, offset in part by an increase in adjusted loss rates due to increased net loss ratios. Based on its analysis management believes the amount of the allowance is appropriate. Covered portfolio loans were $53.6 million at December 31, 2010. These loans are subject to protection under the loss sharing agreements with the FDIC and currently do not have an allowance for loan losses.
At December 31, 2010, the allowance for loan losses was 60.91% of noncovered nonperforming loans, compared to 58.77% of noncovered nonperforming loans at December 31, 2009. Noncovered nonaccrual loans, which comprise the majority of noncovered nonperforming loans, were $106.6 million as of December 31, 2010, an increase of $0.7 million, or 1%, from December 31, 2009. Noncovered nonaccrual loans at December 31, 2010 were comprised of 56 relationships and were primarily concentrated in real estate construction (63%) and commercial real estate (28%) loans. All noncovered nonaccrual loans are considered impaired and are carried at their estimated collectible amounts. Noncovered loans 90 days or more past due at December 31, 2010, another component of noncovered nonperforming loans, increased $0.2 million, or 67%, from December 31, 2009. These noncovered loans are believed to have sufficient collateral and are in the process of being collected and are not considered impaired. Covered nonperforming loans of $10.8 million at December 31, 2010 and $13.4 million at December 31, 2009 are subject to protection under the loss share agreements with the FDIC.
The following table presents a five-year history of the allocation of the allowance for loan losses along with the percentage of total noncovered loans in each category.

		At December 31,
(Dollars in thousands)		2010		2009		2008		2007		2006

Real estate mortgage:
Commercial	$32,508	55%	$26,670	47%	$13,200	44%	$10,126	34%	$9,641	34%
One-to-four family residential	1,597	4	2,454	5	1,332	4	693	5	492	5
Real estate construction	19,605	20	22,241	25	12,795	26	5,649	33	1,790	25
Commercial	10,605	19	10,052	20	11,401	22	10,369	23	12,321	24
Installment and consumer:
Guaranteed student loans	—	—	—	1	—	2	31	3	90	10
Other	914	2	996	2	1,045	2	804	2	536	2
Unallocated*	—	—	—	—	—	—	1,912	—	2,423	—

Total	$65,229	100%	$62,413	100%	$39,773	100%	$29,584	100%	$27,293	100%

*	Under current methodology, allowance is allocated among respective loan types.
The following table analyzes Southwest’s allowance for loan losses for the periods indicated.

		For the Year Ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006

Balance at beginning of period	$62,413	$39,773	$29,584	$27,293	$23,812

Loans charged-off:
Commercial real estate	4,571	3,622	1,379	1,540	452
One-to-four family residential	2,649	1,476	746	337	256
Real estate construction	20,910	7,464	2,209	129	445
Commercial	5,182	5,223	4,552	4,663	7,606
Other consumer	1,127	1,128	1,056	696	788

Total charge-offs	34,439	18,913	9,942	7,365	9,547

Recoveries:
Commercial real estate	204	438	8	22	387
One-to-four family residential	234	430	49	10	27
Real estate construction	610	344	2	—	—
Commercial	421	893	962	606	403
Other consumer	226	272	131	71	24

Total recoveries	1,695	2,377	1,152	709	841

Net loans charged-off	32,744	16,536	8,790	6,656	8,706
Provision for loan losses	35,560	39,176	18,979	8,947	12,187

Balance at end of period	$65,229	$62,413	$39,773	$29,584	$27,293

Portfolio loans:
Noncovered end of period balance	$2,331,293	$2,539,294	$2,494,506	$2,145,557	$1,602,726
Total average balance	2,535,310	2,614,045	2,359,471	1,816,149	1,474,884
Ratio of allowance for loan losses to noncovered portfolio loans at end of period	2.80%	2.46%	1.59%	1.38%	1.70%
Ratio of net charge-offs to average portfolio loans during the period	1.29%	0.63%	0.37%	0.37%	0.59%
Both the dollar amount of the allowance and the percentage of the allowance to noncovered loans increased during 2010 and 2009. The increases were primarily the result of decreased loan balances, increased net charge-offs, an increase in the allowance related to impaired loans, as well as other risk factors including potential problem loans and national and local economic trends.

Short-term Borrowings
Southwest’s primary source of short-term borrowings is federal funds purchased from correspondent banks and securities sold under agreements to repurchase. During 2010, 2009, and 2008, no category of short-term borrowings had an average balance that exceeded 30% of ending shareholders’ equity.
Off-Balance Sheet Arrangements and Contractual Obligations
In the normal course of business, Southwest makes use of a number of different financial instruments to help meet the financial needs of its customers. In accordance with U.S. generally accepted accounting principles, the full notional amounts of these transactions are not recorded in the accompanying consolidated financial statements and are referred to as off-balance sheet instruments. These transactions and activities include commitments to extend lines of commercial and real estate mortgage credit and standby and commercial letters of credit and are discussed further in Note 15 in the Notes to the Consolidated Financial Statements.
Off-balance sheet arrangements also include trust preferred securities, which have been de-consolidated in this report. Further information regarding trust preferred securities can be found in Note 8 in the Notes to the Consolidated Financial Statements.
Southwest has various contractual obligations that require future cash payment. The following table presents, as of December 31, 2010, significant fixed and determinable contractual obligations to third parties by payment date.

			Payments due by period
	Less than	1-3	3-5	Over
(Dollars in thousands)	1 Year	Years	Years	5 Years	Total

Deposits without stated maturity: (1)
Noninterest bearing	$377,182	$—	$—	$—	$377,182
Interest bearing	614,502	—	—	—	614,502
Time deposits (2)	1,085,524	176,804	11,773	28	1,274,129
Other borrowings (2)	71,742	2,649	2,657	37,013	114,061
Subordinated debentures (2)	5,246	10,491	10,491	192,636	218,864
Operating leases	2,380	3,526	2,219	1,019	9,144

Total	$2,156,576	$193,470	$27,140	$230,696	$2,607,882

(1)	Excludes interest.

(2)	Includes interest. Interest on variable rate obligations is shown at rates in effect at December 31, 2010. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
The obligation associated with uncertain tax positions is $6.0 million, net of federal benefit on state issues. The payment period for this obligation is not estimable at this time.
At December 31, 2010, Southwest’s purchase obligations are not reflected on the Consolidated Statements of Condition, and its other long-term liabilities are not considered material.
For additional information regarding contractual obligations, please see “Quantitative and Qualitative Disclosures about Market Risk” on page 30 and in the Notes to the Consolidated Financial Statements in this report, “Note 4 Premises and Equipment”, “Note 7 Deposits and Other Borrowed Funds”, “Note 8 Subordinated Debentures”, “Note 15 Financial Instruments with Off-Balance Sheet Risk”, and “Note 16 Commitments and Contingencies”.
Capital Resources
At December 31, 2010, total shareholders’ equity was $377.8 million, compared to $309.8 million at December 31, 2009. Issuance of common shares through a public stock offering contributed $54.0 million to shareholders’

equity and earnings, net of preferred dividends, contributed $13.5 million to shareholders’ equity. Sales of common stock through the employee stock purchase plan and the employee stock option plan contributed an additional $0.5 million to shareholders’ equity in 2010, including stock option exercises and restricted stock grants and tax benefits realized by Southwest relating to option exercises. Under U.S. generally accepted accounting principles, these tax benefits increase shareholders’ equity but do not affect net income. Net unrealized holding gains on investment securities available for sale (net of tax) increased to $1.0 million at December 31, 2010, from $0.9 million at December 31, 2009.
At December 31, 2009, total shareholders’ equity was $309.8 million, compared to $302.2 million at December 31, 2008. Earnings, net of common and preferred dividends, contributed $8.1 million to shareholders’ equity. Sales of common stock through the employee stock purchase plan and the employee stock option plan contributed an additional $1.5 million to shareholders’ equity in 2009, including stock option exercises and restricted stock grants and tax benefits realized by Southwest relating to option exercises. Under U.S. generally accepted accounting principles, these tax benefits increase shareholders’ equity but do not affect net income. Net unrealized holding gains on investment securities available for sale (net of tax) decreased to $0.9 million at December 31, 2009, from $2.9 million at December 31, 2008.
Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board. The guidelines are commonly known as Risk-Based Capital Guidelines. On December 31, 2010, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 19.06%, a Tier 1 risk-based capital ratio of 17.78%, and a Tier 1 leverage ratio of 15.55%. Banking subsidiaries are also required to maintain capital ratios in accordance with guidelines adopted by their primary regulators. The general regulatory minimums to be well-capitalized are a total capital to risk weighted assets ratio of 10.00%, a Tier I risk-based capital ratio of 6.00%, and a Tier 1 leverage ratio of 5.00%. As of December 31, 2010, Southwest, Stillwater National, and Bank of Kansas each met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, or Bank of Kansas by Federal bank regulators. See “Certain Regulatory Matters” on page 29 of this report.
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
The following table indicates the amount of Southwest’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2010:

(Dollars in thousands)	Amount

Three months or less (1)	$34,333
Over three through six months (1)	27,995
Over six through 12 months (1)	358,642
Over 12 months	273,595

Total	$694,565

(1)	The amount of certificates of deposit of $100,000 and more that mature within 12 months is $421.0 million.
The following table illustrates, during the years presented, the mix of Southwest’s funding sources and the assets in which those funds are invested as a percentage of Southwest’s average total assets for the period indicated.

Average assets totaled $3.0 billion in 2010 and 2009 compared to $2.7 billion in 2008.

	Percentage of Total Average Assets
	2010	2009	2008

Sources of Funds:
Deposits:
Noninterest-bearing demand	11.04%	9.55%	9.80%
Interest-bearing demand and money market accounts	20.25	19.05	22.39
Time and savings deposits	50.18	51.54	46.19
Other borrowings	3.21	6.08	9.99
Subordinated debentures	2.73	2.74	2.34
Other liabilities	0.60	0.70	0.80
Equity capital	11.99	10.34	8.49

Total	100.00%	100.00%	100.00%

Uses of Funds:
Loans	85.82%	89.30%	88.56%
Investment securities	8.71	8.22	8.70
Other interest-earning assets	2.93	0.19	0.14
Noninterest-earning assets	2.54	2.29	2.60

Total	100.00%	100.00%	100.00%

Sources and uses of cash are presented in the Consolidated Statements of Cash Flows on page 40 of this report. Total cash and cash equivalents decreased by $51.4 million, or 43%, to $67.5 million in 2010 from $118.8 million at year-end 2009. This decrease was the net result of cash used in financing activities of $297.9 million, primarily from decreased deposits net of capital raised, offset by cash provided from investing activities of $152.2 million, primarily from principal repayments net of loans originated, and cash provided by operating activities of $94.3 million.
Total cash and cash equivalents increased by $91.6 million, or 336%, to $118.8 million in 2009 from $27.3 million at year-end 2008. This increase was the net result of cash provided from financing activities of $59.3 million, primarily from increased deposits net of decreased borrowings, and cash provided by operating activities of $44.4 million, offset by cash used in investing activities of $12.2 million, primarily from loans originated net of principal repayments.
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
Certain Regulatory Matters
Our levels of nonperforming assets and our concentrations in commercial real estate loans have led to agreements with and commitments to our banking regulators. Please see the composition of the loan portfolio on page 21, “Nonperforming Assets and Potential Problem Loans” beginning on page 23, “Allowance for Loan Losses” beginning on page 25, and “Risk Factors” beginning on page 90.
Under the terms of a January 27, 2010 Formal Agreement with the Office of the Comptroller of the Currency (“OCC”), Stillwater National is required to submit written plans to the OCC and to take action as required relating to the following items:

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
In addition, Stillwater National is required to prepare a three-year capital plan and to obtain OCC approval before increasing its use of brokered deposits above specific thresholds or declaring dividends.
The compliance committee of the Board of Directors of Stillwater National submits quarterly reports to the OCC setting forth a description of the actions needed to achieve full compliance with the Formal Agreement, actions taken to comply, and the results and status of these actions.
The Formal Agreement with the OCC does not require that Stillwater National maintain any specific capital ratios; however, Stillwater National has informally agreed to maintain at least a Tier 1 leverage ratio of 8.5% and a total capital to risk weighted assets ratio of 12.5%. At December 31, 2010, Stillwater National had a Tier 1 leverage ratio of 13.84%, a Tier 1 risk-based capital ratio of 15.29%, and a total capital to risk weighted assets ratio of 17.22%. Stillwater National remains well-capitalized for regulatory purposes and exceeds the general minimum ratios for well-capitalized status and the higher level to which we have committed.
Southwest has made informal commitments to the Federal Reserve, which include providing prior notice of the declaration and payment of dividends on trust preferred securities, preferred stock issued under the Treasury Department’s Capital Purchase Program, and common stock, and of planned receipt of dividends from its banking subsidiaries. Although Southwest is not currently paying dividends on its common stock, it has not deferred any dividends on trust preferred securities or preferred stock. Southwest also has agreed to submit a capital plan to the Federal Reserve and to obtain Federal Reserve approval for any additional borrowings at the holding company level. Southwest does not intend to increase its borrowings.
Southwest is firmly committed to our regulatory compliance efforts. We have taken actions to reduce our concentrations in commercial real estate and will continue to do so, and we are diligently working to reduce levels of nonperforming assets.
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
The following table shows Southwest’s interest rate sensitivity gaps for selected maturity or repricing periods at December 31, 2010:

	0 to 3	4 to 12	Over 1 to	Over
(Dollars in thousands)	Months	Months	5 Years	5 Years	Total

Rate-sensitive assets:
Total loans	$711,504	$377,014	$1,072,589	$259,008	$2,420,115
Investment securities	15,501	4,467	28,235	224,726	272,929
Due from banks	41,018	—	—	—	41,018

Total	768,023	381,481	1,100,824	483,734	2,734,062

Rate-sensitive liabilities:
Money market deposit accounts	495,253	—	—	—	495,253
Time deposits	305,222	773,701	182,096	25	1,261,044
Savings accounts	26,665	—	—	—	26,665
Interest-bearing demand	92,584	—	—	—	92,584
Other borrowings	38,102	31,500	—	25,000	94,602
Subordinated debentures	—	—	—	81,963	81,963

Total	957,826	805,201	182,096	106,988	2,052,111

Interest sensitivity gap	$(189,803)	$(423,720)	$918,728	$376,746	$681,951

Cumulative interest sensitivity gap	$(189,803)	$(613,523)	$305,205	$681,951	$681,951

Percentage of rate-sensitive assets to rate-sensitive liabilities	80.18%	47.38%	604.53%	452.14%	133.23%

Percentage of cumulative gap to total assets	(6.73)%	(21.75)%	10.82%	24.18%	24.18%

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
Estimated Changes in Net Interest Income

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

Policy Limit	(18.00)%	(10.00)%	(5.00)%
December 31, 2010	1.58%	(2.77)%	(3.30)%
December 31, 2009	1.98%	(2.33)%	(1.91)%
The current overnight rate as established by the Federal Open Market Committee is in the 0% to 0.25% range. Southwest believes that all down rate scenarios are impractical since they would result in rates of less than 0%. As a result, the down 100 bp, down 200 bp, and down 300 bp scenarios have been excluded. The Net Interest Income at Risk position increased in each of the rising interest rate scenarios when compared to the December 31, 2009 risk position. Southwest’s largest exposure to changes in interest rate is in the +100 bp scenario with a decline in net interest income (3.30)% at December 31, 2010, a decline of 1.39 percentage points from December 31, 2009 level of (1.91)%. All of the above measures of net interest income at risk remain well within prescribed policy limits.
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
Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+ 100 bp

Policy Limit	(35.00)%	(20.00)%	(10.00)%
December 31, 2010	(2.15)%	(1.35)%	(0.47)%
December 31, 2009	(9.55)%	(4.78)%	(0.27)%
As of December 31, 2010, the economic value of equity measure improved in two of the three rising interest rate scenarios when compared to December 31, 2009. Southwest’s largest economic value of equity exposure is the +300 bp scenario which improved 7.40 percentage points to (2.15)% on December 31, 2010 from December 31, 2009 value of (9.55)%. The economic value of equity ratio in all scenarios remains well within Southwest’s Asset and Liability Management Policy limits.
Controls and Procedures
Disclosure Controls and Procedures
As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of December 31, 2010. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting
Southwest’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s internal control over financial reporting as defined in SEC Rule 13a-15 as of December 31, 2010. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Southwest’s management concluded that Southwest’s internal control over financial reporting was effective as of December 31, 2010.
The report by Southwest’s independent registered public accounting firm, Ernst & Young LLP, on Southwest’s internal control over financial reporting is included on page 34.
Fourth Quarter 2010 Changes in Internal Control over Financial Reporting
No change occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.

Reports of Independent Registered Public Accounting Firm
Report on Effectiveness of Internal Control over Financial Reporting
The Board of Directors and Shareholders of Southwest Bancorp, Inc.
We have audited Southwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Southwest Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Southwest Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Southwest Bancorp, Inc. and our report dated March 7, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Tulsa, Oklahoma
March 7, 2011

Consolidated Financial Statements and Supplementary Data
Report on Consolidated Financial Statements
The Board of Directors and Shareholders of Southwest Bancorp, Inc.
We have audited the accompanying consolidated statements of financial condition of Southwest Bancorp, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Bancorp, Inc. at December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Tulsa, Oklahoma
March 7, 2011

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	AT DECEMBER 31,
(Dollars in thousands)	2010	2009

Assets:
Cash and cash equivalents	$67,496	$118,847
Investment securities:
Held to maturity, fair value $14,029 and $6,754, respectively	14,304	6,670
Available for sale, amortized cost $246,649 and $236,199, respectively	248,221	237,703
Other investments at cost	10,404	19,066
Loans held for sale	35,194	43,134
Noncovered loans receivable	2,331,293	2,539,294
Less: Allowance for loan losses	(65,229)	(62,413)

Net noncovered loans receivable	2,266,064	2,476,881
Covered loans receivable (includes loss share of $14,370 and $23,945, respectively)	53,628	85,405

Net loans receivable	2,319,692	2,562,286
Accrued interest receivable	8,590	10,806
Premises and equipment, net	23,772	26,536
Noncovered other real estate	37,722	18,432
Covered other real estate	4,187	4,748
Goodwill	6,811	6,811
Other intangible assets, net	5,371	5,779
Prepaid FDIC insurance premium	9,883	14,581
Other assets	28,894	32,892

Total assets	$2,820,541	$3,108,291

Liabilities:
Deposits:
Noninterest-bearing demand	$377,182	$324,829
Interest-bearing demand	92,584	74,201
Money market accounts	495,253	505,521
Savings accounts	26,665	25,730
Time deposits of $100,000 or more	694,565	1,004,439
Other time deposits	566,479	658,010

Total deposits	2,252,728	2,592,730
Accrued interest payable	1,577	3,191
Income tax payable	2,878	4,486
Other liabilities	8,981	13,121
Other borrowings	94,602	103,022
Subordinated debentures	81,963	81,963

Total liabilities	2,442,729	2,798,513

Shareholders’ equity:
Serial preferred stock — $1,000 par value; 2,000,000 shares authorized; 70,000 shares issued	67,724	67,037
Common stock — $1 par value; 40,000,000 shares authorized; 19,421,900 and 14,750,713 shares issued, respectively	19,422	14,751
Additional paid-in capital	98,894	49,029
Retained earnings	190,793	178,016
Accumulated other comprehensive income	979	945

Total shareholders’ equity	377,812	309,778

Total liabilities & shareholders’ equity	$2,820,541	$3,108,291

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per share data)	2010	2009	2008

Interest income:
Interest and fees on loans	$133,918	$141,239	$152,719
Investment securities:
U.S. Government and agency obligations	2,006	1,960	3,552
Mortgage-backed securities	5,630	6,257	5,514
State and political subdivisions	285	299	375
Other securities	739	630	545
Other interest-earning assets	229	14	89

Total interest income	142,807	150,399	162,794

Interest expense:
Interest-bearing demand	468	476	584
Money market accounts	3,911	4,954	12,620
Savings accounts	64	78	69
Time deposits of $100,000 or more	13,372	20,864	28,214
Other time deposits	10,452	15,947	19,535
Other borrowings	2,079	4,049	7,242
Subordinated debentures	5,130	5,340	4,811

Total interest expense	35,476	51,708	73,075

Net interest income	107,331	98,691	89,719

Provision for loan losses	35,560	39,176	18,979

Net interest income after provision for loan losses	71,771	59,515	70,740

Noninterest income:
Service charges and fees	12,404	11,704	11,026
Other noninterest income	763	1,063	1,546
Gain on acquisition	—	3,281	—
Gains on sales of loans, net	2,736	2,963	2,664
Gains on sale/call of investment securities, net	2,661	2,925	902

Total noninterest income	18,564	21,936	16,138

Noninterest expense:
Salaries and employee benefits	29,916	29,299	33,330
Occupancy	11,171	11,637	10,872
FDIC and other insurance	5,788	5,545	2,088
Other real estate, net	2,218	130	146
General and administrative	14,540	14,247	16,052

Total noninterest expense	63,633	60,858	62,488

Income before taxes	26,702	20,593	24,390
Taxes on income	9,738	7,611	9,489

Net income	$16,964	$12,982	$14,901

Net income available to common shareholders	$12,777	$8,837	$14,658

Basic earnings per common share	$0.71	$0.60	$1.01
Diluted earnings per common share	0.71	0.60	1.00
Common dividends declared per share	—	0.0952	0.3800
The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2010	2009	2008
| | |
Net income	$16,964	$12,982	$14,901

Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities	2,729	(315)	4,995
Reclassification adjustment for net gains realized during the period	(2,661)	(2,925)	(902)

Other comprehensive income (loss), before tax	68	(3,240)	4,093
Tax benefit (expense) related to items of other comprehensive income	(34)	1,264	(1,580)

Other comprehensive income (loss), net of tax	34	(1,976)	2,513

Comprehensive income	$16,998	$11,006	$17,414

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated		Total
				Additional		Other		Share-
(Dollars in thousands,	Preferred	Common Stock		Paid-in	Retained	Comprehensive	Treasury	holders’
except per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity
| | | | | | | |
Balance, December 31, 2007	$—	14,658,042	$14,658	$46,478	$161,482	$408	$(5,417)	$217,609

Cash dividends:
Preferred	—	—	—	—	(243)	—	—	(243)
Common, $0.38 per share, and other dividends	—	—	—	—	(5,517)	—	—	(5,517)
Preferred stock	66,348	—	—	3,652	—	—	—	70,000
Warrant amortization	44	—	—	—	(44)	—	—	—
Common stock issued:
Employee Stock Option Plan	—	—	—	(1,554)	—	—	3,489	1,935
Employee Stock Purchase Plan	—	—	—	(13)	—	—	106	93
Dividend Reinvestment Plan	—	—	—	(2)	—	—	28	26
Restricted Stock	—	—	—	(21)	—	—	346	325
Tax benefit related to exercise of stock options	—	—	—	339	—	—	—	339
Stock compensation expense	—	—	—	222	—	—	—	222
Other comprehensive income, net of tax	—	—	—	—	—	2,513	—	2,513
Net income	—	—	—	—	14,901	—	—	14,901

Balance, December 31, 2008	$66,392	14,658,042	$14,658	$49,101	$170,579	$2,921	$(1,448)	$302,203

Cash dividends:
Preferred	—	—	—	—	(3,500)	—	—	(3,500)
Common, $0.0952 per share, and other dividends	—	—	—	—	(1,400)	—	—	(1,400)
Warrant amortization	645	—	—	—	(645)	—	—	—
Common stock issued:
Employee Stock Option Plan	—	89,705	90	(87)	—	—	883	886
Employee Stock Purchase Plan	—	2,966	3	(21)	—	—	102	84
Restricted Stock	—	—	—	(240)	—	—	463	223
Tax benefit related to exercise of stock options	—	—	—	244	—	—	—	244
Stock compensation expense	—	—	—	32	—	—	—	32
Other comprehensive loss, net of tax	—	—	—	—	—	(1,976)	—	(1,976)
Net income	—	—	—	—	12,982	—	—	12,982

Balance, December 31, 2009	$67,037	14,750,713	$14,751	$49,029	$178,016	$945	$—	$309,778

Cash dividends:
Preferred	—	—	—	—	(3,500)	—	—	(3,500)
Warrant amortization	687	—	—	—	(687)	—	—	—
Common stock issued:
Employee Stock Option Plan	—	38,100	38	163	—	—	—	201
Employee Stock Purchase Plan	—	6,806	7	63	—	—	—	70
Restricted Stock	—	26,281	26	181	—	—	—	207
Public Offering	—	4,600,000	4,600	49,418	—	—	—	54,018
Tax benefit related to exercise of stock options	—	—	—	40	—	—	—	40
Other comprehensive income, net of tax	—	—	—	—	—	34	—	34
Net income	—	—	—	—	16,964	—	—	16,964

Balance, December 31, 2010	$67,724	19,421,900	$19,422	$98,894	$190,793	$979	$—	$377,812

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2010	2009	2008

Operating activities:
Net income	$16,964	$12,982	$14,901
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	35,560	39,176	18,979
Deferred tax benefit	(2,808)	(5,843)	(2,788)
Asset depreciation	2,853	3,187	2,963
Securities premium amortization (discount accretion), net	2,018	1,732	118
Amortization of intangibles	1,502	1,650	1,456
Stock based compensation expense	378	321	512
Net gain on sales/calls of investment securities	(2,661)	(2,925)	(902)
Net gain on sales of available for sale loans	(2,736)	(2,963)	(2,664)
Net loss on sales of premises/equipment	132	62	258
Net (gain) loss on sales other real estate	41	(636)	(571)
Gain from FDIC-assisted acquisition	—	(3,281)	—
Proceeds from sales of residential mortgage loans	112,147	153,541	63,479
Residential mortgage loans originated for resale	(107,142)	(154,964)	(61,195)
Proceeds from sales of student loans	50,377	88,105	104,946
Student loans originated for resale	(19,314)	(69,817)	(96,257)
Net changes in assets and liabilities:
Accrued interest receivable	2,216	706	11,605
Other assets	10,179	(17,097)	(5,012)
Income taxes payable	(1,568)	1,079	2,217
Excess tax benefit from share-based payment arrangements	(40)	(244)	(339)
Accrued interest payable	(1,614)	(3,827)	(4,423)
Other liabilities	(2,186)	3,518	(1,424)

Net cash provided by operating activities	94,298	44,462	45,859

Investing activities:
Proceeds from sales of available for sale securities	57,782	122,694	7,839
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	2,825	1,675	1,000
Available for sale securities	66,656	69,578	193,958
Proceeds from sales of other investments	9,777	1,081	—
Purchases of other investments	(1,116)	(1,361)	(1,947)
Purchases of held to maturity securities	(6,498)	—	(2,500)
Purchases of available for sale securities	(138,205)	(174,343)	(201,031)
(Loans originated) and principal repayments, net	146,187	(50,572)	(370,558)
Acquisitions, net, FDIC-assisted	—	17,161	—
Investment in subsidiary	—	—	1,070
Purchases of premises and equipment	(1,037)	(5,245)	(3,655)
Proceeds from sales of premises and equipment	866	90	219
Proceeds from sales of other real estate	15,032	7,050	11,595

Net cash provided from (used in) investing activities	152,269	(12,192)	(364,010)

Financing activities:
Net increase (decrease) in deposits	(340,002)	277,601	121,543
Net increase (decrease) in other borrowings	(8,420)	(213,788)	76,782
Net proceeds from issuance of preferred stock	—	—	70,000
Net proceeds from issuance of common stock	54,315	970	2,054
Net proceeds from issuance of subordinated debentures	—	—	34,500
Excess tax benefit from share-based payment arrangements	40	244	339
Preferred stock dividends paid	(3,500)	(3,305)	(243)
Common stock dividends paid	(351)	(2,432)	(5,215)

Net cash provided from (used in) financing activities	(297,918)	59,290	299,760

Net increase (decrease) in cash and cash equivalents	(51,351)	91,560	(18,391)
Cash and cash equivalents beginning of period	118,847	27,287	45,678

Cash and cash equivalents end of period	$67,496	$118,847	$27,287

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
1. Summary of Significant Accounting and Reporting Policies
Organization and Nature of Operations — Southwest, incorporated in 1981, is a bank holding company headquartered in Stillwater, Oklahoma engaged primarily in commercial and consumer banking services in the states of Oklahoma, Texas, and Kansas. The accompanying consolidated financial statements include the accounts of Stillwater National, a national bank established in 1894, Bank of Kansas, a state-chartered commercial bank established in 1907, SNB Capital Corporation, a lending and loan workout subsidiary established in 2009, and consolidated subsidiaries of Stillwater National, including SNB Real Estate Holdings, Inc. Stillwater National, Bank of Kansas, and SNB Capital Corporation are wholly owned, direct subsidiaries of Southwest. Healthcare Strategic Support, Inc., a healthcare consulting company, was sold on February 28, 2010, and a management consulting subsidiary, Business Consulting Group, Inc., became inactive during the first quarter of 2010. All significant intercompany balances and transactions have been eliminated in consolidation.
Basis of Presentation — The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative.
ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855.10.05-1 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. In accordance with ASC 855, Southwest has evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements included in this Annual Report on Form 10-K were issued.
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
Cash and Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from depository institutions, and federal funds sold. Interest-bearing balances held at depository institutions were $41.0 million at December 31, 2010 and $84.6 million at December 31, 2009. Federal funds sold are sold for one-to-four day periods.
Cash paid for interest totaled $37.1 million in 2010, $55.5 million in 2009, and $77.5 million in 2008. Cash paid for income taxes totaled $15.2 million in 2010, $12.4 million in 2009, and $9.8 million in 2008. Noncash transactions included transfer of loans to other real estate totaling $33.9 million in 2010, $23.4 million in 2009, and $1.3 million in 2008.
Stillwater National and Bank of Kansas are required by the Federal Reserve Bank (“FRB”) to maintain average reserve balances. Cash and cash equivalents in the consolidated statements of financial condition include restricted amounts of $1.3 million at both December 31, 2010 and December 31, 2009.
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
In accordance with authoritative accounting guidance under ASC 320, Debt and Equity Securities, declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Under this guidance, Southwest evaluates investment securities for other-than-temporary impairment on at least a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation. Southwest recognized no other-than-temporary impairment charges in 2010 or 2009 and $0.4 million in 2008.
Stillwater National and Bank of Kansas are members of their regional FRB and are members of the Federal Home Loan Bank (“FHLB”) system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional accounts. Both FRB and FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
Loans — Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Loan origination fees and certain costs of originated loans are amortized as an adjustment to the yield over the term of the loan. Net unamortized deferred loan fees were $0.8 million and $2.1 million at December 31, 2010 and December 31, 2009, respectively. Loans are reported at the principal balance outstanding net of the unamortized deferred loan fees.
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
In general, accrued interest income on nonaccrual loans is written off after the loan is 90 days past due; subsequent interest income is recorded when cash receipts are received from the borrower. Southwest identifies past due loans based on contractual terms on a loan by loan basis.
Southwest originates real estate mortgage loans for either portfolio investment or sale in the secondary market. During the period of origination, real estate mortgage loans are designated as held either for investment purposes or sale. Mortgage loans held for sale are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan. Southwest provides United States Department of Agriculture (“USDA”) government guaranteed commercial real estate lending services to rural healthcare providers. The loans are available for sale in the secondary market. Prior to 2010, Southwest originated guaranteed student loans primarily for sale in the secondary market. During the first quarter of 2010, Southwest elected to discontinue the origination of guaranteed student loans for resale, aside from the previously outstanding commitments. Guaranteed student loans have typically been sold at the time the student graduates or withdraws from school. Loans classified as held for sale are carried at lower of cost or market. Gains or losses recognized upon the sale of loans are determined on a specific identification basis.
Loans Acquired through Transfer — The accounting guidance of ASC 310.30, Loan and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans acquired through the completion of a transfer, including loans acquired in a business combination that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that Southwest will be unable to collect all contractually required payment receivables. In accordance with this guidance, these loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield”, is recognized as interest income over the life of the loan on a method that approximates the level-yield method. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference”, are not recognized as a yield adjustment, a loss accrual, or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairments. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition.
Loss Share Receivable — Bank of Kansas and the Federal Deposit Insurance Corporation (“FDIC”) entered into loss sharing agreements that provide Bank of Kansas with significant protection against credit losses from loans and related assets acquired in the First National Bank of Anthony (“FNBA”) FDIC-assisted transaction. Under these agreements, the FDIC will reimburse Bank of Kansas 80% of net losses up to $35.0 million on covered assets, primarily acquired loans and other real estate, and 95% of any net losses above $35.0 million. Bank of Kansas services the covered assets. The loss sharing agreements have terms of ten years for one-to-four family residential loans and eight years for all other loan types. The expected payments from the FDIC under the loss sharing agreements are recorded as part of the covered loans in Southwest’s consolidated statements of financial condition. Assets subject to these agreements are referred to as “covered”.
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
Allowance for Loan Losses — The allowance for loan losses is a reserve established through a provision for loan losses charged to operations. Loan amounts which are determined to be uncollectible are charged against this allowance, and recoveries, if any, are added to the allowance. The appropriate amount of the allowance is based on continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The allowance for loan losses is determined in accordance with regulatory guidelines and generally accepted accounting principles and is comprised of two primary components, specific and general. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.
The specific component relates to loans that are individually classified as impaired. Loans deemed to be impaired are evaluated on an individual basis consistent with ASC 310.10.35, Receivables: Subsequent Measurement. The amount and level of the impairment allowance is ultimately determined by management’s estimate of the amount of expected future cash flows or, if the loan is collateral dependent, on the value of the collateral, which may vary from period to period depending on changes in the financial condition of the borrower or changes in the estimated value of the collateral. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired or performing restructured as applicable. Charge-offs against the allowance of impaired loans are made when and to the extent the loan is deemed uncollectible. The general component of the allowance is calculated based on ASC 450, Contingencies. Loans not evaluated for specific allowance are segmented into loan pools by type of loan. Estimated allowances are based on historical loss trends with adjustments factored in based on qualitative risk factors both internal and external to Southwest. The historical loss trend is determined by loan pool and is based on the actual loss history experienced by Southwest over the most recent three years. The qualitative risk factors include, but are not limited to, economic and business conditions, changes in lending staff, lending policies and procedures, quality of loan review, changes in the nature and volume of the portfolios, loss and recovery trends, asset quality trends, and legal and regulatory considerations. The following loan pools, or portfolio segments, have been identified: commercial real estate loans, residential real estate loans, construction loans, commercial loans, and consumer loans.
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
Unfunded Loan Commitments — Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

The reserve for unfunded loan commitments is a liability on Southwest’s consolidated statement of financial condition in other liabilities. The reserve is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. At December 31, 2010 and December 31, 2009 the balance was $1.9 million and $3.5 million, respectively.
Premises and Equipment — Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful life of each asset. Useful lives range from 10 years to 40 years for buildings and improvements, and 3 years to 10 years for furniture, fixtures, and equipment. Southwest reviews the carrying value of long-lived assets used in operations when changes in events or circumstances indicate that the assets might have become impaired. This review initially includes a comparison of carrying value to the undiscounted cash flows estimated to be generated by those assets. If this review indicates that an asset is impaired, Southwest records a charge to operations to reduce the asset’s carrying value to fair value, which is based on estimated discounted cash flows. Long-lived assets that are held for disposal are valued at the lower of the carrying amount or fair value less costs to sell.
Other Real Estate — Assets acquired through or instead of loan foreclosure are considered other real estate. Other real estate is initially recorded at the lesser of the carrying value or fair value less the estimated costs to sell the asset. Write-downs of carrying value required at the time of foreclosure are recorded as a charge to the allowance for loan losses. Costs related to the development of such real estate are capitalized, and costs related to holding the property are expensed. Foreclosed property is subject to periodic revaluation based upon estimates of fair value. In determining the valuation of other real estate, management obtains independent appraisals for significant properties. Valuation adjustments are provided, as necessary, by charges to operations. Profits and losses from operations or sales of foreclosed property are recognized as incurred. At December 31, 2010 and December 31, 2009, the balances of noncovered other real estate were $37.7 million and $18.4 million, respectively.
Other real estate covered under the loss sharing agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC. Fair value adjustments on covered other real estate result in a reduction of the covered other real estate carrying amount and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss charged against earnings. At December 31, 2010 and December 31, 2009, the balances of covered other real estate were $4.2 million and $4.7 million, respectively.
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
Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired and is assigned to reporting units. Goodwill is not amortized, but is tested for impairment at least annually or more frequently if conditions indicate impairment. The evaluation of possible impairment involves significant judgment based upon short-term and long-term projections of future performance of each reporting unit. Southwest engaged an independent third party to assist in the step one fair market valuations, using both the customary market approaches and the discounted cash flow (income) approach, for the Kansas and Texas reporting units, to which $6.6 million of goodwill has been assigned. The independent step one valuations indicated that as of October 1, 2010 and October 1, 2009, the fair values of the Kansas reporting unit were less than the carrying amounts at those dates. Further goodwill impairment testing was required under a step two hypothetical purchase price allocation and analysis to determine the amount of impairment existing, if any. The step two allocations resulted in an implied fair value of goodwill greater than the carrying amount of goodwill at both assessment dates, October 1, 2010 and October 1, 2009 (and updated through December 31, 2010 and December 31, 2009, respectively). Southwest concluded that there was no goodwill impairment for the Kansas reporting unit. The step one fair value of the Texas reporting unit as of the October 1, 2010 and October 1, 2009 annual assessments dates (and updated through December 31, 2010 and December 31, 2009, respectively) was greater than the carrying amount, indicating goodwill was not impaired and no step two analysis was required for this reporting unit.

Core deposit intangibles are amortized using an economic life method based on deposit attrition. As a result, amortization will decline over time with most of the amortization occurring during the initial years. The net book value of core deposit intangibles is evaluated for impairment when economic conditions indicate impairment may exist.
When real estate mortgage loans and other loans are sold with servicing retained, an intangible servicing right is initially capitalized based on estimated fair value at the point of origination with the income statement effect recorded in gains on sales of loans. The servicing rights are amortized on an individual loan by loan basis over the period of estimated net servicing income. Impairment of loan servicing rights is assessed based on the fair value of those rights. Southwest reviews the carrying value of loan servicing rights quarterly for impairment. At least annually, we obtain estimates of fair value from outside sources to corroborate the results of the valuation model. Assets are considered impaired when the balances are not recoverable from estimated future cash flows. At December 31, 2010 and December 31, 2009, the fair values of loan servicing rights were $2.4 million and $1.9 million, which exceeded the book values of $1.8 million and $1.7 million, respectively.
Prepaid FDIC Insurance Premium — On November 12, 2009, the FDIC adopted a final rule requiring insured institutions to prepay three years of premiums in order to restore the Deposit Insurance Fund. By prepaying three years of premiums, banks will be allowed to defer recognition of the insurance expense until the payments are recognized by the FDIC on a quarterly basis. Under this rule, on December 30, 2009, Stillwater National and Bank of Kansas prepaid their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. Banks were assessed through 2010 according to the risk-based premium schedule adopted in 2009. There are expected changes to the assessment formula in 2011, going from a deposit-based to an asset-based assessment formula.
Fair Value Measurements — ASC 820, Fair Value Measurements and Disclosure, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and Southwest’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.
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
Earnings per Common Share — ASC 260, Earnings Per Share, provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Southwest has determined that its unvested restricted stock awards are participating securities. Accordingly, earnings per common share is computed using the two-class method prescribed by ASC 260. Using this method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which exclude the outstanding unvested restricted stock. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method. Stock options and warrants, where the exercise price was greater than the average market price of common shares, were not included in the computation of earnings per diluted share as they would have been antidilutive. For the years ended December 31, 2010, December 31, 2009, and December 31, 2008, Southwest had 213,355, 380,390, and 469,941 antidilutive options to purchase common shares, respectively. An antidilutive warrant to purchase 703,753 shares of common stock was also outstanding for the years ended December 31, 2010, December 31, 2009, and December 31, 2008.
A reconciliation of the weighted-average common shares used in the calculations of basic and diluted earnings per common share for the reported periods is provided in Note 11 Earnings per Common Share.
Share-Based Compensation — The Southwest Bancorp, Inc. 1999 Stock Option Plan (the “1999 Plan”), and the 2008 Stock Based Award Plan (the “2008 Stock Plan”), collectively the “Stock Plans”, provide selected key employees with the opportunity to acquire common stock through stock options or restricted stock awards. Compensation cost is recognized based on the fair value of these awards at the date of grant. The exercise price of all options granted under the Stock Plans is the fair market value on the grant date, while the market price of Southwest’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. Depending upon terms of the stock option agreements, stock options generally become exercisable on an annual basis and expire from five to ten years after the date of grant.
The 2008 Stock Plan replaced the 1999 Plan, as amended. Options issued under the 1999 Plan will continue in effect and will be subject to the requirements of that plan, but no new options will be granted under the plan. The 2008 Stock Plan authorized awards for up to 800,000 shares of Southwest common stock over its ten-year term.
Comprehensive Income — Southwest’s comprehensive income (net income plus all other changes in shareholders’ equity from non-equity sources) consists of its net income and unrealized holding gains (losses) in its available for sale securities.
Adoption of New Accounting Standards
New authoritative accounting guidance under ASC 860, Transfers and Servicing, amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new guidance eliminates the concept of a qualifying special-purpose entity (“SPE”) and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. Southwest adopted the new guidance under ASC 860 effective January 1, 2010. Adoption of the new guidance did not have a significant impact on Southwest’s consolidated financial statements.
New authoritative accounting guidance under ASC 810, Consolidation, amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purposes and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement, as well as its effect on the entity’s financial statements. Southwest adopted the new guidance under ASC 810 effective January 1, 2010. Adoption of the new guidance did not have a significant impact on Southwest’s consolidated financial statements.
On January 21, 2010, FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends ASC 820, Fair Value Measurements and Disclosures, to require a number of additional disclosures regarding fair value measurements. Specifically, entities are required to disclose: the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; the reasons for any transfers in or out of Level 3; and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances, and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 also amends ASC 820 to clarify certain existing disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all the amendments to ASC 820 made by ASU 2010-06 were effective for Southwest on January 1, 2010, and the required disclosures are reported in Note 6. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements is effective for Southwest on January 1, 2011 and is not expected to have a significant impact on Southwest’s consolidated financial statements.
On July 21, 2010, FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”), which amends ASC 830, Receivables, to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses. ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, the activity in the allowance for credit losses as well as information about modified, impaired, nonaccrual, and past due loans and credit quality indicators. ASU 2010-20 is effective for Southwest’s consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period, see Note 3. Disclosures that relate to activity during a reporting period will be required for Southwest’s consolidated financial statements that include periods beginning on or after January 1, 2011.
2. Investment Securities
A summary of the amortized cost and fair values of investment securities follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

At December 31, 2010
Held to Maturity:
Obligations of state and political subdivisions	$14,304	$43	$(318)	$14,029

Total	$14,304	$43	$(318)	$14,029

Available for Sale:
U.S. Government obligations	$1,099	$9	$—	$1,108
Federal agency securities	65,522	545	(693)	65,374
Obligations of state and political subdivisions	231	2	—	233
Residential mortgage-backed securities	178,695	3,535	(2,213)	180,017
Equity securities	1,102	387	—	1,489

Total	$246,649	$4,478	$(2,906)	$248,221

At December 31, 2009
Held to Maturity:
Obligations of state and political subdivisions	$6,670	$84	$—	$6,754

Total	$6,670	$84	$—	$6,754

Available for Sale:
U.S. Government obligations	$1,098	$2	$—	$1,100
Federal agency securities	75,789	445	(849)	75,385
Obligations of state and political subdivisions	837	16	—	853
Residential mortgage-backed securities	157,539	2,241	(634)	159,146
Equity securities	936	283	—	1,219

Total	$236,199	$2,987	$(1,483)	$237,703

FRB stock, FHLB stock, and certain other investments are not readily marketable and are carried at cost. Total investments carried at cost were $10.4 million and $19.1 million at December 31, 2010 and December 31, 2009, respectively. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.
A comparison of the amortized cost and approximate fair value of Southwest’s debt securities by maturity date at December 31, 2010 follows in the next table.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

One year or less	$26,254	$26,525	$2,470	$2,481
More than one year through five years	138,473	141,798	5,344	5,376
More than five years through ten years	70,644	68,494	6,490	6,172
More than ten years	11,278	11,404	—	—

Total	$246,649	$248,221	$14,304	$14,029

The foregoing analysis assumes that Southwest’s residential mortgage-backed securities mature during the period in which they are estimated to prepay. No other prepayment or repricing assumptions have been applied to Southwest’s debt securities for this analysis.
The proceeds of investment securities sales and the associated gains and losses are listed below.

(Dollars in thousands)		2010		2009	2008

Proceeds from sales	$57,782		$122,694		$7,839
Gross realized gains	2,497		2,911		1,290
Gross realized losses	(3)		—		(104)
Gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2010 and December 31, 2009 are as follows:

		Continuous Unrealized Losses Existing for:
		Amortized cost of			Fair value of
	Number of	securities with	Less than	12 months	securities with
(Dollars in thousands)	securities	unrealized losses	12 months	or more	unrealized losses

At December 31, 2010
Held to Maturity:
Obligations of state and political subdivisions	6	$6,490	$(318)	$—	$6,172

Total	6	$6,490	$(318)	$—	$6,172

Available for Sale:
Federal agency securities	11	$26,645	$(693)	$—	$25,952
Obligations of state and political subdivisions	1	55	—	—	55
Residential mortgage-backed securities	27	62,197	(2,213)	—	59,984

Total	39	$88,897	$(2,906)	$—	$85,991

At December 31, 2009
Available for Sale:
Federal agency securities	14	$38,710	$(849)	$—	$37,861
Obligations of state and political subdivisions	1	55	—	—	55
Residential mortgage-backed securities	20	59,327	(634)	—	58,693

Total	35	$98,092	$(1,483)	$—	$96,609

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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time Southwest will receive full value for the securities. Furthermore, as of December 31, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not more likely than not that Southwest will have to sell any such securities before a recovery of cost. The declines in fair value were attributable to increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates. Management does not believe any of the securities are impaired due to credit quality. Accordingly, as of December 31, 2010, management believes the impairment of these investments is not deemed to be other-than-temporary.
As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, and borrowings from the FHLB. Securities with an amortized cost of $216.4 million and $209.0 million were pledged to meet such requirements of $84.1 million and $62.6 million at December 31, 2010 and December 31, 2009, respectively. Any amount overpledged can be released at any time.
3. Loans and Allowance for Loan Losses
Major classifications of loans are as follows:

	At December 31,
	2010		2009
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered

Real estate mortgage:
Commercial	$1,310,464	$30,997	$1,212,409	$39,836
One-to-four family residential	89,800	9,122	114,614	12,630
Real estate construction:
Commercial	441,265	6,840	618,078	12,515
One-to-four family residential	27,429	439	41,109	5,324
Commercial	452,626	5,554	520,505	13,412
Installment and consumer:
Guaranteed student loans	5,843	—	36,163	—
Other	39,060	676	39,550	1,688

	2,366,487	53,628	2,582,428	85,405
Less: Allowance for loan losses	(65,229)	—	(62,413)	—

Total loans, net	$2,301,258	$53,628	$2,520,015	$85,405

Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas which subjects the loan portfolio to the general economic conditions within these areas. At December 31, 2010 and December 31, 2009, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States Government.
As of December 31, 2010, approximately $713.7 million, or 30%, of Southwest’s noncovered loans consisted of loans to individuals and businesses in the healthcare industry. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry of more than 10% of portfolio loans other than referred to in the table above.
Southwest had loans which were held for sale of $35.2 million and $43.1 million at December 31, 2010 and December 31, 2009, respectively. These loans are carried at the lower of cost or market. Guaranteed student loans are generally sold to a single servicer. A substantial portion of the one-to-four family residential loans and loan servicing rights are sold to four investors. The USDA government guaranteed loans are available for sale in the secondary market.
The unpaid principal balance of real estate mortgage loans serviced for others totaled $278.1 million, $237.5 million, and $158.1 million at December 31, 2010, December 31, 2009, and December 31, 2008, respectively. Southwest maintained escrow accounts totaling $1.2 million and $0.9 million for real estate mortgage loans serviced for others at December 31, 2010 and December 31, 2009, respectively.
Changes in the carrying and net accretable amounts for the ASC 310.30 loans were as follows for the years ended December 31, 2010 and December 31, 2009.

	2010		2009
	Net	Carrying	Net	Carrying
	accretable	amount	accretable	amount
(Dollars in thousands)	amount	of loans	amount	of loans

Fair value of acquired loans at beginning of period (acquisition date)	$3,074	$85,405	$3,743	$117,096
Payments received	—	(27,032)	—	(29,134)
Transfers to other real estate	(115)	(4,689)	—	(3,106)
Charge-offs	(23)	(304)	(81)	—
Amortization	(248)	248	(588)	549

Balance at end of period	$2,688	$53,628	$3,074	$85,405

Activity in the allowance for loan losses is summarized as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2010	2009	2008

Beginning balance	$62,413	$39,773	$29,584
Provision for loan losses	35,560	39,176	18,979
Loans charged-off	(34,439)	(18,913)	(9,942)
Recoveries	1,695	2,377	1,152

Total	$65,229	$62,413	$39,773

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment evaluation method as of December 31, 2010 and December 31, 2009.

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total

December 31, 2010
Allowance for loan losses ending balance:
Individually evaluated for impairment	$10,813	$197	$5,313	$3,643	$28	$19,994
Collectively evaluated for impairment	21,695	1,400	14,292	6,962	886	45,235
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$32,508	$1,597	$19,605	$10,605	$914	$65,229

Loans receivable ending balance:
Individually evaluated for impairment	$72,796	$1,983	$82,557	$12,254	$38	$169,628
Collectively evaluated for impairment	1,237,668	87,817	386,137	440,372	44,865	2,196,859
Acquired with deteriorated credit quality	30,997	9,122	7,279	5,554	676	53,628

Total ending loans balance	$1,341,461	$98,922	$475,973	$458,180	$45,579	$2,420,115

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total

December 31, 2009
Allowance for loan losses ending balances:
Individually evaluated for impairment	$5,833	$1,289	$3,147	$2,952	$120	$13,341
Collectively evaluated for impairment	20,837	1,165	19,094	7,100	876	49,072
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$26,670	$2,454	$22,241	$10,052	$996	$62,413

Loans receivable ending balance:
Individually evaluated for impairment	$28,351	$9,385	$57,586	$10,406	$159	$105,887
Collectively evaluated for impairment	1,184,058	105,229	601,601	510,099	75,554	2,476,541
Acquired with deteriorated credit quality	39,836	12,630	17,839	13,412	1,688	85,405

Total ending loans balance	$1,252,245	$127,244	$677,026	$533,917	$77,401	$2,667,833

The following table presents an aging of the recorded investment in loans past due at the end of the respective reporting period.

		90 days and				Recorded loans
	30-89 days	greater	Total past		Total	> 90 days and
(Dollars in thousands)	past due	past due	due	Current	loans	accruing

At December 31, 2010
Noncovered:
Real estate mortgage:
Commercial real estate	$3,793	$30,510	$34,303	$1,276,161	$1,310,464	$514
One-to-four family residential	1,438	1,984	3,422	86,378	89,800	—
Real estate construction
Commercial real estate	7,569	53,269	60,838	380,427	441,265	—
One-to-four family residential	—	14,302	14,302	13,127	27,429	—
Commercial	10,707	6,977	17,684	434,942	452,626	—
Other	1,236	41	1,277	43,626	44,903	3

Total — noncovered	24,743	107,083	131,826	2,234,661	2,366,487	517

Covered:
Real estate mortgage:
Commercial real estate	$227	$4,391	$4,618	$26,379	$30,997	$—
One-to-four family residential	142	932	1,074	8,048	9,122	—
Real estate construction
Commercial real estate	—	4,744	4,744	2,096	6,840	—
One-to-four family residential	108	153	261	178	439	—
Commercial	—	581	581	4,973	5,554	—
Other	14	5	19	657	676	—

Total — covered	491	10,806	11,297	42,331	53,628	—

Total	$25,234	$117,889	$143,123	$2,276,992	$2,420,115	$517

		Greater				Recorded loans
	30-89 days	than 90 days	Total past		Total	> 90 days and
(Dollars in thousands)	past due	past due	due	Current	loans	accruing

At December 31, 2009
Noncovered:
Real estate mortgage:
Commercial real estate	$778	$28,451	$29,229	$1,183,180	$1,212,409	$100
One-to-four family residential	725	9,463	10,188	104,426	114,614	76
Real estate construction
Commercial real estate	20	39,860	39,880	578,198	618,078	—
One-to-four family residential	—	17,726	17,726	23,383	41,109	—
Commercial	2,641	10,422	13,063	507,442	520,505	18
Other	432	275	707	75,006	75,713	116

Total — noncovered	4,596	106,197	110,793	2,471,635	2,582,428	310

Covered:
Real estate mortgage:
Commercial real estate	$1,452	$2,389	$3,841	$35,995	$39,836	$542
One-to-four family residential	372	2,243	2,615	10,015	12,630	—
Real estate construction
Commercial real estate	212	6,215	6,427	6,088	12,515	574
One-to-four family residential	1,575	1,884	3,459	1,865	5,324	—
Commercial	1,231	665	1,896	11,516	13,412	—
Other	16	62	78	1,610	1,688	20

Total — covered	4,858	13,458	18,316	67,089	85,405	1,136

Total	$9,454	$119,655	$129,109	$2,538,724	$2,667,833	$1,446

The following table presents the recorded investment in loans on nonaccrual status:

	At December 31,
	2010		2009
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered

Real estate mortgage:
Commercial	$29,996	$4,391	$28,351	$1,847
One-to-four family residential	1,984	932	9,387	2,243
Real estate construction:
Commercial	53,269	4,744	39,860	5,641
One-to-four family residential	14,302	153	17,726	1,884
Commercial	6,977	581	10,404	665
Other consumer	38	5	159	42

Total nonaccrual loans	$106,566	$10,806	$105,887	$12,322

If interest on nonaccrual loans had been accrued, the interest income as reported in the accompanying consolidated statements of operations would have increased by approximately $5.6 million, $4.8 million, and $2.6 million, for 2010, 2009, and 2008, respectively.

The following table presents loans individually evaluated for impairment by class of loans at December 31, 2010 and December 31, 2009.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

At December 31, 2010
Noncovered:
With no specific allowance recorded:
Commercial real estate	$30,064	$30,534	$—	$23,473	$16
One-to-four family residential	323	368	—	343	19
Real estate construction	46,978	51,644	—	36,141	741
Commercial	3,790	5,039	—	2,075	(49)
With a specific allowance recorded:
Commercial real estate	42,732	46,192	10,813	37,191	—
One-to-four family residential	1,660	1,909	197	1,382	—
Real estate construction	35,579	37,667	5,313	26,217	—
Commercial	8,464	8,728	3,643	2,971	2
Other	38	48	28	34	—

Total noncovered	$169,628	$182,129	$19,994	$129,827	$729

Covered:
With no specific allowance recorded:
Commercial real estate	$4,391	$6,120	$—	$35,783	$15
One-to-four family residential	932	1,104	—	10,848	43
Real estate construction	4,897	6,179	—	12,079	—
Commercial	581	1,092	—	8,852	8
Other	5	14	—	1,144	—

Total covered	$10,806	$14,509	$—	$68,706	$66

At December 31, 2009
Noncovered:
With no related allowance recorded:
Commercial real estate	$1,735	$2,215	$—	$692	$—
One-to-four family residential	1,234	1,253	—	453	—
Real estate construction	44,670	44,886	—	16,300	—
Commercial	4,343	4,874	—	5,111	—
With an allowance recorded:
Commercial real estate	$26,616	$28,511	$5,833	$16,900	$652
One-to-four family residential	8,153	8,151	1,289	7,299	16
Real estate construction	12,916	15,021	3,147	11,510	—
Commercial	6,061	6,239	2,952	3,263	1,394
Other	159	164	120	65	—

Total noncovered	$105,887	$111,314	$13,341	$61,593	$2,062

Covered:
With no related allowance recorded:
Commercial real estate	$1,847	$2,919	$—	*	$—
One-to-four family residential	2,243	3,324	—	*	—
Real estate construction	7,525	9,190	—	*	—
Commercial	665	2,228	—	*	—
Other	42	46	—	*	—

Total covered	$12,322	$17,707	$—	*	$—

*	Information regarding average recorded investment for covered loans is not readily available.

Included in the table above is $63.1 million in loans whose terms have been modified in troubled debt restructurings as of December 31, 2010. Southwest has allocated $7.0 million of specific reserves to these troubled debt restructured loans and has no significant commitments to lend additional amounts.
The average recorded investment in impaired loans was $35.2 million for the year ended December 31, 2008 and the interest income recognized on the impaired loans was $0.6 million during 2008.
To assess the credit quality of loans, Southwest categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debts such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. This analysis is performed on a quarterly basis. Southwest uses the following definitions for risk ratings:
Special mention — Loans classified as special mention have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for these loans or of the institution’s credit position at some future date.
Substandard — Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligors or of the collateral pledged, if any. Loans so classified have one or more well-defined weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Southwest will sustain some loss if the deficiencies are not corrected. These loans are considered potential nonperforming or nonperforming loans depending on the accrual status of the loans.
Doubtful — Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. These loans are considered nonperforming.
Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans. As of December 31, 2010 and December 31, 2009, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows:

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total

At December 31, 2010
Grade:
Pass	$1,190,587	$93,961	$276,613	$399,344	$44,161	$2,004,666
Special Mention	13,854	1,840	24,023	13,436	1,340	54,493
Substandard	132,148	2,644	168,220	41,906	54	344,972
Doubtful	4,872	477	7,117	3,494	24	15,984

Total	$1,341,461	$98,922	$475,973	$458,180	$45,579	$2,420,115

At December 31, 2009
Grade:
Pass	$1,096,257	$113,594	$445,467	$485,627	$76,339	$2,217,284
Special Mention	8,689	1,188	48,901	4,880	789	64,447
Substandard	147,010	12,285	179,400	42,186	271	381,152
Doubtful	289	177	3,258	1,224	2	4,950

Total	$1,252,245	$127,244	$677,026	$533,917	$77,401	$2,667,833

4. Premises and Equipment
Year-end premises and equipment were as follows:

	At December 31,
(Dollars in thousands)	2010	2009

Land	$6,046	$6,841
Buildings and improvements	17,985	17,872
Furniture, fixtures, and equipment	32,015	32,463
Construction/Remodeling in progress	95	139

	56,141	57,315
Accumulated depreciation	(32,369)	(30,779)

Total premises and equipment, net	$23,772	$26,536

Depreciation of premises and equipment totaled $2.8 million in 2010, $3.1 million in 2009, and $2.9 million in 2008.
Southwest leases certain equipment and premises for its operations. Future minimum annual rental payments required under operating leases, net of sublease agreements, that have initial or remaining lease terms in excess of one year as of December 31, 2010 were as follows:

(Dollars in thousands)

2011	$2,380
2012	1,977
2013	1,549
2014	1,124
2015	1,095
Thereafter	1,019

Total	$9,144

The total rental expense was $2.8 million, $2.9 million, and $2.7 million in 2010, 2009, and 2008, respectively.
5. Goodwill and Other Intangible Assets
Southwest has recorded goodwill and other identifiable intangible assets associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. Southwest did not recognize an impairment during the years ended December 31, 2010 and December 31, 2009. Goodwill totaled $6.8 million at December 31, 2010 and December 31, 2009. As of year-end, approximately $0.2 million of goodwill is reported in the Oklahoma Banking segment, $5.6 million is reported in the Kansas Banking segment, and $1.0 million is reported in the Texas Banking segment. Further information regarding operating segments can be found in Note 17.
The following table presents the gross carrying amount of other intangible assets and accumulated amortization.

	At December 31,
(Dollars in thousands)	2010	2009

Core deposit premiums	$6,353	$6,353
Less accumulated amortization	2,796	2,249

Core deposit premiums, net	$3,557	$4,104

Loan servicing rights	$7,781	$6,687
Less accumulated amortization	5,967	5,012

Loan servicing rights, net	$1,814	$1,675

Other intangible assets, net	$5,371	$5,779

Core deposit intangibles are amortized using an economic life method based on deposit attrition. As a result,

amortization will decline over time with most of the amortization occurring during the initial years. The weighted average amortization period for core deposit intangibles is approximately 10 years. Amortization expense related to core deposit intangibles totaled $0.5 million in both 2010 and 2009.
During 2010 and 2009, Southwest had recorded loan servicing right amortization expense of $1.0 million and $0.8 million, respectively.
The estimated aggregate future amortization expense for other intangible assets remaining as of December 31, 2010 is as follows:

	Core Deposit	Loan Servicing
(Dollars in thousands)	Premiums	Rights	Total

2011	527	693	1,220
2012	488	517	1,005
2013	484	351	835
2014	514	170	684
2015	474	70	544
Thereafter	1,070	13	1,083

	$3,557	$1,814	$5,371

6. Fair Value Measurements
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
     Available for sale securities — The fair value of U.S. Government and federal agency obligations, other securities, and mortgage-backed securities is estimated based on quoted market prices or dealer quotes. The fair value for other investments such as obligations of state and political subdivisions is estimated based on quoted market prices. The fair value of a certain private equity investment is estimated based on Southwest’s proportionate share of net asset value, $1.3 million as of December 31, 2010 and $1.1 million as of December 31, 2009. The investee invests in small and mid-sized U.S. financial institutions and other financial-related companies. This investment has a quarterly redemption with sixty-five days notice.
The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

At December 31, 2010
Loans held for sale:
Student loans	$5,843	$—	$5,843	$—
One-to-four family residential	2,300	—	2,300	—
Other loans held for sale	27,051	—	27,051	—

Available for sale securities:
U.S. Government obligations	1,108	1,108	—	—
Federal agency securities	65,374	—	65,374	—
Obligations of state and political subdivisions	233	—	233	—
Residential mortgage-backed securities	180,017	—	180,017	—
Equity securities	1,489	222	1,267	—

Total	$283,415	$1,330	$282,085	$—

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

At December 31, 2009
Loans held for sale:
Student loans	$36,163	$—	$36,163	$—
One-to-four family residential	5,612	—	5,612	—
Other loans held for sale	1,359	—	1,359	—

Available for sale securities:
U.S. Government obligations	1,100	1,100	—	—
Federal agency securities	75,385	—	75,385	—
Obligations of state and political subdivisions	853	—	853	—
Residential mortgage-backed securities	159,145	—	159,146	—
Equity securities	1,220	141	1,078	—

Total	$280,837	$1,241	$279,596	$—

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
     Impaired loans — Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral. Collateral values are estimated using Level 2 inputs based on third-party appraisals or Level 3 inputs based on customized discounting criteria. Certain other impaired loans are remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan losses based upon the net present value of cash flows.
     Other real estate — Other real estate fair value is based on third-party appraisals for significant properties less the estimated costs to sell the asset.
     Goodwill — Fair value of goodwill is based on the fair value of each of Southwest’s reporting units to which goodwill is allocated compared with their respective carrying value. There was no impairment during 2010 or 2009; therefore, no fair value adjustments were recorded in earnings.
     Core deposit premiums — The fair value of core deposit premiums are based on third-party appraisals. There were no impairments during 2010 or 2009; therefore no fair value adjustments were recorded in earnings.
     Mortgage loan servicing rights — There is no active trading market for loan servicing rights. The fair value of loan servicing rights is estimated by calculating the present value of net servicing revenue over the anticipated life of each loan. A cash flow model is used to determine fair value. Key assumptions and estimates, including projected prepayment speeds and assumed servicing costs, earnings on escrow deposits, ancillary income and discount rates, used by this model are based on current market sources. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors. The prepayment model is updated at least annually for changes in market conditions.

Assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2010 and December 31, 2009 are summarized below:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs	Total Gains
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)

At December 31, 2010
Noncovered impaired loans at fair value :
Commercial real estate	$43,349	$—	$43,349	$—	$(5,003)
One-to-four family residential	1,660	—	1,660	—	1,819
Real estate construction	42,577	—	29,072	13,505	(4,144)
Commercial	9,727	—	9,727	—	(1,214)
Other consumer	38	—	38	—	86

Noncovered other real estate	37,722	—	37,722		(360)

Total	$135,073	$—	$121,568	$13,505	$(8,816)

At December 31, 2009
Noncovered impaired loans at fair value :
Commercial real estate	26,943	—	26,943	—	(7,780)
One-to-four family residential	8,151	—	8,151	—	(2,148)
Real estate construction	20,414	—	2,688	17,726	(3,325)
Commercial	9,838	—	9,838	—	(635)
Other consumer	159	—	159	—	(118)

Mortgage loan servicing rights	1,850	—	—	1,850	(329)

Total	$67,355	$—	$47,779	$19,576	$(14,335)

Noncovered impaired loans measured at fair value with a carrying amount of $125.2 million were written down to the fair value of $97.4 million at December 31, 2010, resulting in a life-to-date impairment charge of $27.9 million, of which $8.5 million was included in the provision for loan losses for the year ended December 31, 2010. As of December 31, 2009, noncovered impaired loans measured at fair value with a carrying amount of $84.9 million were written down to the fair value of $65.5 million, resulting in a life-to-date impairment charge of $19.4 million, of which $14.0 million was included in the provision for loan losses for the year ended December 31, 2009.
Noncovered other real estate assets were written down to their respective fair value, resulting in impairment charges of $0.4 million, which was included in noninterest expense for the year ended December 31, 2010. No impairment of noncovered other real estate was incurred in 2009.
No impairment of mortgage loan servicing rights was incurred in 2010; however, as of December 31, 2009, mortgage loan servicing rights were written down to their fair value, resulting in an impairment charge of $0.3 million, which was included in noninterest income for the year ended December 31, 2009.
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

     Investment securities — The investment securities held to maturity and the other investment securities are carried at cost. The fair value of held to maturity securities is estimated based on quoted market prices or dealer quotes. For other investment securities, the carrying amount is a reasonable estimate of fair value.
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
The carrying values and estimated fair values of Southwest’s financial instruments follow:

	At December 31, 2010		At December 31, 2009
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values

Cash and cash equivalents	$67,496	$67,496	$118,847	$118,847
Investment securities:
Held to maturity	14,304	14,029	6,670	6,754
Available for sale	248,221	248,221	237,703	237,703
Other investments	10,404	10,404	19,066	19,066
Total loans, net of allowance	2,354,886	2,279,605	2,605,420	2,567,369
Accrued interest receivable	8,590	8,590	10,806	10,806
Deposits	2,252,728	2,119,840	2,592,730	2,583,691
Accrued interest payable	1,577	1,577	3,191	3,191
Other liabilities	8,981	8,981	13,121	13,121
Other borrowings	94,602	100,550	103,022	103,527
Subordinated debentures	81,963	84,654	81,963	83,343
7. Deposits and Other Borrowed Funds
The following table summarizes deposits as of December 31, 2010 and December 31, 2009.

(Dollars in thousands)	2010	2009

Noninterest-bearing demand	$377,182	$324,829
Interest-bearing demand	92,584	74,201
Money market accounts	495,253	505,521
Savings accounts	26,665	25,730
Time deposits of $100,000 or more	694,565	1,004,439
Other time deposits	566,479	658,010

Total deposits	$2,252,728	$2,592,730

The total amount of overdrawn deposit accounts that were reclassified as loans at December 31, 2010 and December 31, 2009 was $1.3 million and $0.8 million, respectively.
Some of Southwest’s interest-bearing deposits were obtained through brokered transactions and Southwest’s participation in the Certificate of Deposit Account Registry Service (“CDARS”). Brokered certificate of deposits totaled $1.0 million at December 31, 2010 and $1.7 million at December 31, 2009. CDARS deposits totaled $34.3 million at December 31, 2010 and $86.2 million at December 31, 2009. Capital market certificate of deposits totaled $109.9 million at December 31, 2010 and $329.5 million at December 31, 2009.
Scheduled time deposit maturities as of December 31, 2010 are as follows:

(Dollars in thousands)

2011	$1,078,923
2012	147,112
2013	24,276
2014	5,740
2015	4,968
Thereafter	25

Total time deposits	$1,261,044

Southwest has available various forms of other borrowings for cash management and liquidity purposes. These forms of borrowings include short term federal funds purchased and securities sold under agreements to repurchase, and advances from the FHLB and the FRB. Southwest also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program. The following table summarizes borrowed funds for the periods indicated:

	2010			2009
	Balance at		Weighted Average	Balance at		Weighted Average
(Dollars in thousands)	December 31,	Average Balance	Rate	December 31,	Average Balance	Rate

Federal funds purchased	$10,060	$6,848	0.18%	$10,060	$36,732	0.20%
Securities sold under repurchase agreements	26,492	22,945	0.25	23,259	27,174	0.32
Federal Home Loan Bank advances	56,500	64,967	3.03	68,560	103,510	3.04
Treasury, tax and loan note option	1,550	1,381	—	1,143	1,115	—
Other	—	—	—	—	13,151	5.36

	$94,602			$103,022

Southwest has approved federal funds purchase lines totaling $231.9 million with seven financial entities. Southwest sells securities under agreements to repurchase with Southwest retaining custody of the collateral. Collateral consists of direct obligations of U.S. Government and Federal Agency issues, which are designated as pledged with Southwest’s safekeeping agent. The type of collateral required, the retention of the collateral, and the security sold, minimize Southwest’s risk of exposure to loss. These transactions are for one-to-four day periods. At December 31, 2010 and December 31, 2009, no repurchase agreement exceeded 10% of equity capital.
Southwest has entered into an agreement with the FHLB to obtain advances from the FHLB from time to time. Currently the line of credit totals $529.6 million with a weighted average rate of interest of 3.36%. The terms of the agreement are set forth in the Advance, Pledge and Security Agreement (the “Agreement”). The FHLB requires that Southwest pledge collateral on such advances. Under the terms of the Agreement, the discounted value of the collateral, as defined by the FHLB, should at all times be at least equal to the amount borrowed by Southwest. Such advances outstanding are subject to a blanket collateral arrangement, which requires the pledging of eligible collateral to secure such advances. Such collateral principally includes certain loans and securities. At December 31, 2010 and December 31, 2009, loans pledged under the Agreement were $844.2 million and $862.4 million, and investment securities pledged (at carrying value) were $85.2 million and $77.5 million, respectively.

Scheduled minimum future principal payments on the FHLB line of credit as of December 31, 2010 are as follows: $31.5 million in 2011, $0 in 2012, $0 in 2013, $0 in 2014, and $25.0 million thereafter.
Southwest is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program. Collateral under this program consists of pledged selected commercial and industrial loans. Currently the collateral will allow Southwest to borrow up to $107.3 million. Southwest also has substantial unused borrowing availability in the form of unsecured brokered certificate of deposits program from Bank of America Merrill Lynch, Morgan Stanley & Co., Citigroup Global Markets, Inc., Wells Fargo Bank, NA, UBS Securities LLC, and RBC Capital Markets Corp. In conjunction with these lines of credit, $110.0 million and $330.0 million in retail certificates of deposit were included in total deposits at December 31, 2010 and December 31, 2009, respectively.
8. Subordinated Debentures
At December 31, 2010, Southwest had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts.

	Subordinated	Trust Preferred
	Debentures Owed	Securities of the	Interest Rates at	Final Maturity
(Dollars in thousands)	to Trusts	Trusts	December 31, 2010	Date

OKSB Statutory Trust I	$20,619	$20,000	3.40%	June 26, 2033
SBI Capital Trust II	25,774	25,000	3.14%	October 7, 2033
Southwest Capital Trust II	35,570	34,500	10.50%	September 15, 2038

	$81,963	$79,500

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
At December 31, 2010, Southwest had an aggregate of $82.0 million of subordinated debentures outstanding and had an asset of $2.5 million representing its total investment in the common equity issued by the Trusts. The sole assets of the Trusts are the subordinated debentures and the liabilities of the Trusts of the OKSB Trust Preferred, the SBI II Trust Preferred, and the OKSBP Trust Preferred. Southwest has, through various contractual arrangements, unconditionally guaranteed payment of all obligations of the Trusts with respect to the OKSB Trust Preferred, the SBI II Trust Preferred, and the OKSBP Trust Preferred.
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
Each of the Trust Preferred issuances meets the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Trust Preferred and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital. At December 31, 2010, $79.5 million of the Trust Preferred was included in Tier I capital.
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
9. Income Taxes
The components of taxes on income follow:

	For the Year Ended December 31,
(Dollars in thousands)	2010	2009	2008

Current tax expense:
Federal	$11,852	$13,032	$9,604
State	694	1,134	1,961
Deferred tax benefit:
Federal	(2,455)	(6,158)	(1,747)
State	(353)	(397)	(329)

Taxes on income	$9,738	$7,611	$9,489

The amounts of taxes on income in the consolidated statements of operations in this report are different from the expected outcomes using the U.S. Federal income tax rate of 35% for the following reasons:

	For the Year Ended December 31,
(Dollars in thousands)	2010	2009	2008

Computed tax expense at statutory rates	$9,346	$7,207	$8,537
Increase (decrease) in income taxes resulting from:
Benefit of income not subject to U.S. Federal income tax	(135)	(142)	(174)
Expenses not deductible for U.S. Federal income tax	191	178	372
State income taxes, net of Federal income tax benefit	292	165	405
New markets tax credit	—	(151)	(151)
Expiration of capital loss carryforward	—	—	37
Texas tax refund (federally tax affected)	(559)	—	—
Other	603	354	463

Taxes on income	$9,738	$7,611	$9,489

Net deferred tax assets of $21.1 million and $19.5 million at December 31, 2010 and December 31, 2009, respectively, are reflected in the accompanying consolidated statements of financial condition in other assets. There were no valuation allowances at December 31, 2010 or December 31, 2009.
Temporary differences that give rise to the deferred tax assets include the following:

	At December 31,
(Dollars in thousands)	2010	2009

Provision for loan losses	$25,694	$24,751
Accumulated depreciation	(3,407)	(3,486)
Prepaid maintenance	(384)	(359)
Nonaccrual loan interest	1,221	792
Deferred compensation accrual	316	261
Mark-to-market adjustments	—	47
FHLB stock dividends	(1,093)	(989)
Write-downs on other real estate	142	10
Amortizable assets	(262)	(404)
Stock-based compensation	174	177
Litigation and settlement	—	2
New markets tax credit	(460)	(460)
Dividend — equity vs cost method	(344)	(209)
Section 597 gain — FNBA FDIC-assisted acquisition	(326)	(589)
Inside basis difference on acquired loans	48	(562)
Other	415	(58)

	21,734	18,924
Deferred taxes (payable) receivable on investments securities available for sale	(593)	568

Net deferred tax asset	$21,141	$19,492

At the beginning and end of 2010, Southwest had approximately $4.6 million and $5.3 million of total gross unrecognized tax benefits, respectively. Of these totals, $1.9 million and $1.6 million (net of the federal benefit on state issues) represent the amounts of unrecognized tax benefits that if recognized would affect the effective income tax rate in any future periods. Southwest recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2010, December 31, 2009, and December 31, 2008, Southwest recognized approximately $0.7 million, $0.6 million, and $0.6 million in interest and penalties, respectively. Southwest had approximately $2.6 million and $1.9 million accrued for interest and penalties at December 31, 2010 and December 31, 2009, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)	2010	2009

Balance at January 1	$4,597	$3,966
Increases as a result of tax positions taken during current period	736	631
Increases as a result of tax positions taken during prior period	—	—
Decreases relating to settlements with taxing authorities	—	—
Reductions due to lapse of the applicable statute of limitations	—	—

Balance at December 31	$5,333	$4,597

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
10. Shareholders’ Equity
On April 29, 2010, Southwest closed a public offering of 4,600,000 shares of common stock, including 600,000 shares pursuant to the underwriter’s over-allotment option, at a price of $12.50 per share resulting in aggregate proceeds of $57.5 million. The net proceeds of the offering were $54.0 million and were used to increase Southwest’s working capital and for general corporate purposes, including investment of $25.0 million in its banking subsidiaries, Stillwater National and Bank of Kansas.
On December 5, 2008, Southwest issued to the United States Department of the Treasury (the “Treasury Department”) 70,000 shares of Fixed Rate Cumulative Preferred Stock, Series B, par value $1,000 per share (the “Series B Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total price of $70.0 million. The Series B Preferred Stock pays cumulative dividends at a rate of 5% per year for the first 5 years and thereafter at a rate of 9% per year. Southwest may not redeem the Series B Preferred Stock during the first three years except with the proceeds from a qualified equity offering. After three years, Southwest, may, at their option, redeem the Series B Preferred Stock at par value plus accrued and unpaid dividends.
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
Southwest allocated $66.3 million to the Series B Preferred Stock and $3.7 million to the warrant based on their relative fair values at the issue date. The amount allocated to the warrant is accreted over the estimated life of the Series B Preferred Stock using five years. Such accretion for the years ended December 31, 2010 and December 31, 2009 were $0.7 million and $0.6 million, respectively.
Southwest has reserved for issuance 150,000 shares of common stock pursuant to the terms of the Employee Stock Purchase Plan. The Employee Stock Purchase Plan allows Southwest’s employees to acquire additional common shares through payroll deductions. From July 1999 to August 2009, shares issued out of this plan came from treasury shares, subsequent shares issued came from the reserved shares. At December 31, 2010, 42,756 new shares had been issued and 52,500 treasury shares had been reissued under this plan.
Southwest had reserved 1,960,000 shares of common stock pursuant to the terms of the 1999 Stock Option Plan, which expired during 2008. The 1999 Plan provided selected key employees with the opportunity to acquire common stock. At December 31, 2010, 275,255 new shares had been issued and 1,622,385 treasury shares had been reissued by this plan. Options issued under this plan will continue in effect and will be subject to the requirements of the plan, but no new options will be granted under this plan.
Southwest has reserved 800,000 shares of common stock pursuant to the terms of the 2008 Stock Based Award Plan. The 2008 Stock Plan provides selected key employees with the opportunity to acquire common stock. At December 31, 2010, 26,281 new shares had been issued and 25,725 treasury shares had been reissued by this plan.
11. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share:

(Dollars in thousands, except earnings per share data)	2010	2009	2008

Numerator:
Net income	$16,964	$12,982	$14,901
Preferred dividend	(3,500)	(3,500)	(243)
Warrant amortization	(687)	(645)	—

Net income available to common shareholders	12,777	8,837	14,658
Earnings allocated to participating securities	(36)	(26)	(31)

Numerator for basic earnings per common share	12,741	8,811	14,627
Effect of reallocating undistributed earnings of participating securities	—	—	—

Numerator for diluted earnings per common share	12,741	8,811	14,627

Denominator:
Denominator for basic earnings per common share - Weighted average common shares outstanding	17,848,610	14,625,847	14,471,242
Effect of dilutive securities:
Stock options	16,581	48,279	157,037
Warrant	—	—	—

Denominator for diluted earnings per common share	17,865,191	14,674,126	14,628,279

Earnings per common share:
Basic	$0.71	$0.60	$1.01

Diluted	$0.71	$0.60	$1.00

12. Capital Requirements & Regulatory Matters
Southwest, Stillwater National, and Bank of Kansas are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Southwest’s, Stillwater National’s, and Bank of Kansas’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Southwest, Stillwater National, and Bank of Kansas must meet specific capital guidelines that involve quantitative measures of Southwest’s, Stillwater National’s, and Bank of Kansas’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Southwest’s, Stillwater National’s, and Bank of Kansas’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require Southwest, Stillwater National, and Bank of Kansas to maintain minimum amounts of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined).
Management believes, as of December 31, 2010 and December 31, 2009, that Southwest, Stillwater National, and Bank of Kansas met all capital adequacy requirements to which they are subject.
As of December 31, 2010 and December 31, 2009, Stillwater National and Bank of Kansas were categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-

capitalized, Stillwater National and Bank of Kansas must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.
Under the terms of the January 27, 2010 Formal Agreement with the OCC, Stillwater National submits quarterly reports describing the actions needed to achieve full compliance with the Formal Agreement, the actions taken to comply, and the results and status of these actions relating to the following items:
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
Southwest’s, Stillwater National’s, and Bank of Kansas’ actual capital amounts and ratios are presented below.

			To Be Well Capitalized
			Under Prompt Corrective		For Capital
	Actual		Action Provisions		Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010:
Total Capital (to risk-weighted assets)
Southwest	$477,930	19.06%	N/A	N/A	$200,629	8.00%
Stillwater National	392,705	17.22	$228,114	10.00%	182,491	8.00
Bank of Kansas	34,501	16.58	20,814	10.00	16,651	8.00
Tier I Capital (to risk-weighted assets)
Southwest	445,966	17.78	N/A	N/A	100,315	4.00
Stillwater National	348,685	15.29	136,868	6.00	91,245	4.00
Bank of Kansas	31,866	15.31	12,488	6.00	8,326	4.00
Tier I Leverage (to average assets)
Southwest	445,966	15.55	N/A	N/A	114,685	4.00
Stillwater National	348,685	13.84	125,991	5.00	100,793	4.00
Bank of Kansas	31,866	9.60	16,605	5.00	13,284	4.00

As of December 31, 2009:
Total Capital (to risk-weighted assets)
Southwest	$413,438	14.55%	N/A	N/A	$227,318	8.00%
Stillwater National	357,219	13.84	$258,032	10.00%	206,426	8.00
Bank of Kansas	28,476	11.39	24,991	10.00	19,993	8.00
Tier I Capital (to risk-weighted assets)
Southwest	377,418	13.28	N/A	N/A	113,659	4.00
Stillwater National	309,530	12.00	154,819	6.00	103,213	4.00
Bank of Kansas	25,352	10.14	14,994	6.00	9,996	4.00
Tier I Leverage (to average assets)
Southwest	377,418	12.42	N/A	N/A	121,561	4.00
Stillwater National	309,530	11.37	136,115	5.00	108,892	4.00
Bank of Kansas	25,352	7.13	17,771	5.00	14,217	4.00
The approval of the OCC is required if the total of all dividends declared by Stillwater National in any calendar year exceeds the total of its net profits of that year combined with its retained net profits of the preceding two years. In addition, Stillwater National may not pay a dividend if, after paying the dividend, Stillwater National would be under capitalized. Stillwater National’s maximum amount of dividends available for payment totaled approximately $41.2 million at December 31, 2010. No dividends were declared by Stillwater National for the year ended December 31, 2010 and dividends declared for the years ended December 31, 2009 and December 31, 2008 did not exceed the threshold requiring regulatory approval.
The same dividend restrictions apply to Bank of Kansas with approval required from the FDIC. Bank of Kansas had $4.8 million available for dividend payment at December 31, 2010. No dividends were declared by Bank of Kansas for the years ended December 31, 2010, December 31, 2009, and December 31, 2008.
13. Employee Benefits
On October 1, 2010, Southwest began sponsoring a 401(k) defined contribution savings plan. The plan covers all employees who have completed one year of service and have attained the age of 21. The plan is subject to the Employee Retirement Income Security Act of 1974, as amended. This plan permits participants to make before or after-tax contributions in an amount not exceeding 90% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. Southwest will make an annual nonelective contribution of 3% of eligible compensation. Southwest made a contribution of $0.2 million in 2010.
Southwest sponsors a noncontributory, defined contribution profit sharing plan intended to provide retirement benefits for employees of Southwest. The plan covers all employees who have completed one year of service and have attained the age of 21. The plan is subject to the Employee Retirement Income Security Act of 1974, as amended. Southwest’s contributions are made at the discretion of the Board of Directors; however, the annual contribution may not exceed 15% of the total annual compensation of all participants. Southwest made contributions of $1.3 million, $1.0 million, and $1.2 million in 2010, 2009, and 2008, respectively.
Stock Options — In accordance with current accounting guidance, Southwest recorded $200, $32,000, and $222,000 of total share-based compensation expense for the periods ended December 31, 2010, December 31, 2009, and December 31, 2008, respectively. The share-based compensation is calculated using the accrual method, which treats each vesting tranche as a separate award and amortizes expense evenly from grant date to vest date for each tranche. The amortization of stock-based compensation reflects actual forfeitures, and as of December 31, 2010, there was no unrecognized compensation expense. The deferred tax asset that was recorded related to this compensation expense was approximately $174,000 for tax year 2010 and $177,000 for tax years 2009 and 2008.
Southwest has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model. No options were granted in 2010 or in 2009. For options granted in 2008, the expected dividend yield was 2.24%, the expected volatility was 34.26%, the risk-free interest rate was 2.30%, and the expected option term was 3.0 years. In 2008, Southwest evaluated the options granted in 2003 and the average life was 3.0 years. Southwest will continue to monitor the actual expected term of stock options and will adjust the expected term used in the valuation process when the difference is determined to be significant.

A summary of option activity under the Stock Plans as of December 31, 2010 and changes during the 36 month period then ended is presented below.

			Weighted
		Weighted	Average Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (dollars
	Options	Price	Life (Years)	in thousands)

Outstanding at December 31, 2007	883,770	$15.56

Granted	5,000	16.93
Exercised	(193,758)	9.99
Canceled/expired	(3,901)	21.39

Outstanding at December 31, 2008	691,111	$17.10

Granted	—	—
Exercised	(139,170)	6.39
Canceled/expired	(172,617)	17.20

Outstanding at December 31, 2009	379,324	$20.98

Granted	—	—
Exercised	(38,100)	5.29
Canceled/expired	(139,009)	20.89

Outstanding at December 31, 2010	202,215	$24.00	0.78	—

Total exercisable at December 31, 2008	634,451	$16.85
Total exercisable at December 31, 2009	377,657	$21.00
Total exercisable at December 31, 2010	202,215	$24.00	0.78	—
The total intrinsic value of options exercised during the twelve month periods ended December 31, 2010, December 31, 2009, and December 31, 2008 was $0.3 million, $0.7 million, and $0.7 million, respectively. The amount of cash received from exercises in 2010,2009, and 2008 was $0.2 million, $0.9 million, and $1.9 million, respectively. The fair value of options that became vested during 2010, 2009, and 2008 was $6,000, $0.2 million, and $0.6 million, respectively.
During 2010, all shares issued in connection with stock option exercises were issued from available authorized shares. During 2009, 90,155 shares issued in connection with stock option exercises were new shares issued from available authorized shares, while 49,015 were issued from available treasury stock. During 2008, all shares issued in connection with stock option exercises were issued from available treasury stock.
A summary of the status of Southwest’s nonvested shares as of December 31, 2010 and changes during the twelve month period then ended is presented below.

	Shares	Weighted
	Issuable	Average
	Upon Exercise	Grant Date
	of Options	Fair Value

Nonvested Balance at December 31, 2009	1,667	$3.71

Granted	—	—
Vested	(1,667)	3.71
Forfeited	—	—

Nonvested Balance at December 31, 2010	—	—

Restricted Stock - Restricted shares granted as of December 31, 2010 and December 31, 2009 were 104,198 and 77,917, respectively. For both years 2010 and 2009, Southwest recognized $0.2 million in compensation expense, net of tax, related to all restricted shares outstanding. At December 31, 2010, there was $0.1 million of total unrecognized compensation expense related to restricted shares granted under the Stock Plans. This unrecognized expense is expected to be recognized during the next two years.
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
The 2008 and 2009 restricted stock grants vest one-third on the first, second and third anniversaries of the date of grant provided the director or employee remains a director or employee of Southwest or a subsidiary on those dates. The restrictions on the shares expire three years after the award date provided that all restrictions will end, and the awards will be fully vested, upon a change in control of Southwest (subject to the prohibition on parachute payments imposed by the American Reinvestment and Recovery Act) or the permanent and total disability or death of the participant. Southwest will continue to recognize compensation expense over the restricted periods.
14. Related Party Transactions
Directors and officers of Southwest, Stillwater National, and Bank of Kansas were customers of, and had transactions with, Southwest in the ordinary course of business, and similar transactions are expected in the future. All loans included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and in management’s opinion did not involve more than normal risk of loss or present other unfavorable features. Certain directors, and companies in which they have ownership interests, had indebtedness to Southwest totaling $2.9 million at December 31, 2010 and at December 31, 2009. During 2010, $3.3 million of new loans and advances on existing loans were made to these persons and repayments totaled $3.3 million.
At December 31, 2010 and December 31, 2009, directors, officers and other related interest parties had demand, non-interest bearing deposits of $2.5 million and $5.4 million, respectively, savings and interest-bearing transaction accounts of $5.7 million and $2.2 million, respectively, and time certificates of deposit of $0.8 million and $0.7 million, respectively.
15. Financial Instruments with Off-Balance Sheet Risk
In the normal course of business, Southwest makes use of a number of different financial instruments to help meet the financial needs of its customers. In accordance with U.S. generally accepted accounting principles, these transactions are not presented in the accompanying consolidated financial statements and are referred to as off-balance sheet instruments. These transactions and activities include commitments to extend lines of commercial and real estate mortgage credit and standby and commercial letters of credit.
The following table provides a summary of Southwest’s off-balance sheet financial instruments:

	At December 31,
(Dollars in thousands)	2010	2009

Commitments to extend commercial and real estate mortgage credit	$219,795	$387,486
Standby and commercial letters of credit	4,770	5,105

Total	$224,565	$392,591

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

16. Commitments and Contingencies
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
Southwest has adopted a Severance Compensation Plan (the “Plan”) for the benefit of certain officers and key members of management. The Plan’s purpose is to protect and retain certain qualified employees in the event of a change in control (as defined) and to reward those qualified employees for loyal service to Southwest by providing severance compensation to them upon their involuntary termination of employment after a change in control of Southwest. At December 31, 2010, Southwest has not recorded any amounts in the consolidated financial statements relating to the Plan. If a change of control were to occur, the maximum amount payable to certain officers and key members of management would approximate $0.5 million.
17. Operating Segments
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
The primary purpose of the funds management unit is to manage Southwest’s overall liquidity needs and interest rate risk. Each segment borrows funds from and provides funds to the funds management unit as needed to support its operations. The value of funds provided to and the cost of funds borrowed from the funds management unit by each segment are internally priced at rates that approximate market rates for funds with similar duration. The yield curve used in the funds transfer pricing curve is a blend of rates based on the volume usage of retail and brokered certificates of deposit, capital market certificates of deposit, and FHLB advances.
The Other Operations segment also includes SNB Wealth Management and corporate investments.
Southwest identifies reportable segments by type of service provided and geographic location. Operating results are adjusted for borrowings, allocated service costs, and management fees. Portfolio loans are allocated based upon the state of the borrower, or the location of the real estate in the case of real estate loans. Loans included in the Other State Banking segment are portfolio loans attributable to thirty-five states other than Oklahoma, Texas, or Kansas, and primarily consist of healthcare and commercial real estate credits. These out of state loans are administered by offices in Oklahoma, Texas, or Kansas.
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
The following table summarizes financial results by operating segment:

For the Year Ended December 31, 2010
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations *	Company

Net interest income	$43,557	$42,295	$15,437	$8,202	$1,560	$(3,720)	$107,331
Provision for loan losses	66	22,992	3,605	8,897	—	—	35,560
Noninterest income	7,866	1,718	4,050	362	2,319	2,249	18,564
Noninterest expense	27,724	13,813	14,455	2,772	2,302	2,567	63,633

Income before taxes	23,633	7,208	1,427	(3,105)	1,577	(4,038)	26,702
Taxes on income	8,769	2,685	543	(1,147)	597	(1,709)	9,738

Net income	$14,864	$4,523	$884	$(1,958)	$980	$(2,329)	$16,964

*	Includes externally generated revenue of $8.0 million, primarily from investing services, and an internally generated loss of $9.5 million from the funds management unit

Fixed asset expenditures	$161	$40	$152	$—	$52	$632	$1,037
Total loans at period end	871,393	982,845	289,642	241,041	35,194	—	2,420,115
Total assets at period end	899,269	976,383	389,813	231,590	37,483	286,003	2,820,541
Total deposits at period end	1,565,124	160,181	270,271	—	1,389	255,763	2,252,728

For the Year Ended December 31, 2009
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking**	Banking	Market	Operations *	Company

Net interest income	$44,651	$42,236	$14,518	$9,424	$1,139	$(13,277)	$98,691
Provision for loan losses	7,977	12,838	8,053	10,308	—	—	39,176
Noninterest income	8,899	1,805	6,020	422	2,063	2,727	21,936
Noninterest expense	25,993	13,877	11,918	2,146	3,439	3,485	60,858

Income before taxes	19,580	17,326	567	(2,608)	(237)	(14,035)	20,593
Taxes on income	7,420	6,604	143	(990)	(89)	(5,477)	7,611

Net income	$12,160	$10,722	$424	$(1,618)	$(148)	$(8,558)	$12,982

*	Includes externally generated revenue of $9.6 million, primarily from investing services, and an internally generated loss of $20.2 million from the funds management unit

**	Noninterest income includes the $3.3 million gain on acquisition previously described.

Fixed asset expenditures	$2,290	$10	$2,419	$—	$—	$526	$5,245
Total loans at period end	933,150	1,054,404	359,633	277,512	43,134	—	2,667,833
Total assets at period end	950,355	1,044,324	441,114	275,653	45,148	351,697	3,108,291
Total deposits at period end	1,640,839	160,064	283,506	—	1,527	506,794	2,592,730

For the Year Ended December 31, 2008
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations *	Company

Net interest income	$48,218	$33,802	$9,090	$9,486	$1,392	$(12,269)	$89,719
Provision for loan losses	5,359	7,615	4,396	1,609	—	—	18,979
Noninterest income	8,607	1,920	12	187	1,500	3,912	16,138
Noninterest expense	30,794	15,731	6,261	3,281	3,132	3,289	62,488

Income before taxes	20,672	12,376	(1,555)	4,783	(240)	(11,646)	24,390
Taxes on income	8,167	4,825	(433)	2,027	(96)	(5,001)	9,489

Net income	$12,505	$7,551	$(1,122)	$2,756	$(144)	$(6,645)	$14,901

*	Includes externally generated revenue of $9.6 million, primarily from investing services, and an internally generated loss of $18.0 million from the funds management unit

Fixed asset expenditures	$1,678	$765	$306	$29	$—	$878	$3,656
Total loans at period end	966,243	947,603	304,855	275,805	56,941	—	2,551,447
Total assets at period end	984,298	945,907	310,503	272,599	61,149	305,306	2,879,762
Total deposits at period end	1,394,008	133,745	146,182	—	1,550	504,637	2,180,122
18. Parent Company Condensed Financial Information
Following are the condensed financial statements of Southwest Bancorp, Inc. (“Parent Company only”) for the periods indicated:

	At December 31,
(Dollars in thousands)	2010	2009

Statements of Financial Condition
Assets:
Cash and due from banks	$37,542	$13,918
Investment in subsidiary banks	406,787	361,748
Investments in other subsidiaries	12,820	13,360
Investment securities, available for sale	1,267	1,079
Other assets	2,254	2,560

Total	$460,670	$392,665

Liabilities:
Subordinated debentures	$81,963	$81,963
Other liabilities	895	924
Shareholders’ Equity:
Preferred stock and related accounts	67,724	67,037
Common stock and related accounts	310,088	242,741

Total	$460,670	$392,665

	For the Year Ended December 31,
(Dollars in thousands)	2010	2009	2008

Statements of Operations
Income:
Cash dividends from subsidiaries	$159	$6,655	$2,149
Noninterest income	802	1,091	995
Investment income	352	101	(275)
Security gains (losses)	13	—	—

Total income	1,326	7,847	2,869
Expense:
Interest on subordinated debentures	5,289	5,495	4,961
Noninterest expense	1,263	2,273	2,001

Total expense	6,552	7,768	6,962

Total income (loss) before taxes and equity in undistributed income of subsidiaries	(5,226)	79	(4,093)
Taxes on income	(1,991)	(2,440)	(2,303)

Income before equity in undistributed income of subsidiaries	(3,235)	2,519	(1,790)
Equity in undistributed income of subsidiaries	20,199	10,463	16,691

Net income	$16,964	$12,982	$14,901

	For the Year Ended December 31,
(Dollars in thousands)	2010	2009	2008

Statements of Cash Flows
Operating activities:
Net income	$16,964	$12,982	$14,901
Equity in undistributed income of subsidiaries	(19,550)	(10,463)	(16,691)
Other, net	661	1,301	(2,548)

Net cash provided by (used in) operating activities	(1,925)	3,820	(4,338)

Investing activities:
Available for sale securities:
Purchases	(180)	(156)	(2)
Sales / Maturities	13	118	12,124
Capital contribution to Banks	(25,000)	(8,500)	(77,000)
Investment in/capital contribution to other subsidiaries	—	(10,010)	(1,070)
Return of capital/advances from other subsidiaries	70	100	—

Net cash used in investing activities	(25,097)	(18,448)	(65,948)

Financing activities:
Net increase (decrease) in short-term borrowings	—	(15,000)	12,500
Net proceeds from issuance of common stock	54,497	1,193	2,380
Proceeds from issuance of subordinated debentures	—	—	35,570
Proceeds from issuance of preferred stock	—	—	70,000
Preferred stock dividend	(3,851)	(3,940)	(243)
Common stock dividends	—	(1,793)	(5,219)

Net cash provided by (used in) financing activities	50,646	(19,540)	114,988

Net increase (decrease) in cash and cash equivalents	23,624	(34,168)	44,702
Cash and cash equivalents, Beginning of year	13,918	48,086	3,384

End of year	$37,542	$13,918	$48,086

19. Selected Quarterly Financial Data (Unaudited)

		For the Quarter Ended
(Dollars in thousands, except per share data)	12-31-10	09-30-10	06-30-10	03-31-10
| | | |
Operations Data
Interest income	$34,686	$35,083	$36,279	$36,759
Interest expense	7,716	8,631	9,171	9,958

Net interest income	26,970	26,452	27,108	26,801
Provision for loan losses	7,265	11,988	7,776	8,531
Gain on sales of securities and loans	697	3,258	450	992
Noninterest income	3,392	3,077	3,512	3,186
Noninterest expenses	16,811	15,418	16,146	15,258

Income before taxes	6,983	5,381	7,148	7,190
Taxes on income	2,675	1,508	2,737	2,818

Net income	$4,308	$3,873	$4,411	$4,372

Net income available to common shareholders	$3,257	$2,825	$3,366	$3,329

Per Share Data
Basic earnings per common share	$0.17	$0.15	$0.19	$0.23
Diluted earnings per common share	0.17	0.15	0.19	0.23
Weighted average common shares outstanding
Basic	19,350,482	19,342,909	17,920,624	14,712,594
Diluted	19,393,034	19,386,571	17,961,081	14,733,599

		For the Quarter Ended
(Dollars in thousands, except per share data)	12-31-09	09-30-09	06-30-09	03-31-09
Operations Data
Interest income	$38,789	$37,733	$38,091	$35,786
Interest expense	10,992	12,333	13,635	14,748

Net interest income	27,797	25,400	24,456	21,038
Provision for loan losses	10,640	10,177	7,477	10,882
Gain on sales of securities and loans	936	396	917	3,639
Noninterest income	3,552	3,314	6,344	2,838
Noninterest expenses	16,041	15,528	14,690	14,599

Income before taxes	5,604	3,405	9,550	2,034
Taxes on income	2,030	1,271	3,605	705

Net income	$3,574	$2,134	$5,945	$1,329

Net income available to common shareholders	$2,534	$1,097	$4,910	$296

Per Share Data
Basic earnings per common share	$0.17	$0.07	$0.34	$0.02
Diluted earnings per common share	0.17	0.07	0.33	0.02
Dividends declared per common share	0.0238	0.0238	0.0238	0.0238
Weighted average common shares outstanding
Basic	14,706,718	14,649,061	14,586,025	14,555,058
Diluted	14,740,449	14,709,134	14,626,952	14,631,471

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
Products and Services
Southwest offers a wide variety of commercial and consumer lending and deposit services. Southwest has developed internet banking services, called SNB DirectBanker®, for consumer and commercial customers, a highly automated lockbox, imaging, and information service for commercial customers called “SNB Digital Lockbox,” and deposit products that automatically sweep excess funds from commercial demand deposit accounts and invest them in interest bearing funds (“Sweep Agreements”). The commercial loans offered by Southwest include (i) commercial real estate loans, (ii) working capital and other commercial loans, (iii) construction loans, and (iv) loans to small businesses. Consumer lending services include (i) student loans, (ii) residential real estate loans and mortgage banking services, and (iii) personal lines of credit and other installment loans. Southwest also offers deposit and personal banking services, including (i) commercial deposit services such as SNB Digital Lockbox, commercial checking, money market, and other deposit accounts, and (ii) retail deposit services such as certificates of deposit, money market accounts, checking accounts, NOW accounts, savings accounts, and automatic teller machine (“ATM”) access. Personal brokerage and credit cards are offered through relationships with independent institutions and Bank of Kansas.
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

Organization
Southwest’s business operations are conducted through six operating segments that include regional divisions, a Secondary Market segment consisting of student lending, residential mortgage lending services, and government guaranteed commercial real estate lending, and an “other” segment that includes funds management (investment portfolio and funding). The organizational structure is designed to facilitate high customer service, prompt response, efficiency, and appropriate, uniform credit standards and other controls.
Banking Segments The banking segments include Oklahoma Banking, which includes the Stillwater division, the Central Oklahoma division based in Oklahoma City, and the Tulsa division; Texas Banking, which includes the Dallas-Frisco division, the Dallas-Preston Center division, the Austin division, and the San Antonio division; and Kansas Banking, which includes the FNBA division, the Hutchinson division, the Wichita division, and the Kansas City division. The Stillwater, FNBA, and Hutchinson divisions serve their respective markets as full-service community banks emphasizing both commercial and consumer lending. The other eight divisions pursue a more focused marketing strategy, targeting managers, professionals, and businesses for lending, and offering more specialized services. All of the regional divisions focus on commercial and consumer financial services to local businesses and their senior employees and to other managers and professionals living and working in Southwest’s market areas. Southwest has a high-service level philosophy. Loan officers often meet at the customer’s home or place of business to close loans.
     Oklahoma Banking Segment The Oklahoma Banking segment accounted for $14.9 million, or 88%, of consolidated net income. Net income from this segment increased $2.7 million, or 22%, primarily as a result of decreased provision for loan losses, offset in part by increased noninterest expenses, increased income taxes, decreased net interest income and decreased noninterest income. During 2010, total assets decreased $51.1 million, or 5%.
     Texas Banking Segment The Texas Banking segment accounted for $4.5 million, or 27%, of consolidated net income. Net income from this segment decreased $6.2 million, or 58%, primarily as a result of increased provision for loan losses, offset in part by decreased income taxes. During 2010, total assets decreased $67.9 million, or 7%.
     Kansas Banking Segment The Kansas Banking segment accounted for $0.9 million, or 5%, of consolidated net income. Net income from this segment increased $0.5 million, or 108%, primarily as a result of decreased provision for loan losses and increased net interest income, offset in part by decreased noninterest income, which included the $3.3 million recognized gain on the FDIC-assisted acquisition of FNBA, increased noninterest expenses, and increased income taxes. During 2010, total assets decreased $51.3 million, or 12%.
     Other States Banking Segment The Other States Banking segment primarily consists of healthcare and commercial real estate credits in thirty-five states other than Oklahoma, Texas, and Kansas. The Other States Banking segment incurred a net loss of $2.0 million for the year. Net loss from this segment increased $0.3 million, or 21%, primarily as a result of decreased net interest income, offset in part by decreased provision for loan losses. During 2010, total assets decreased $44.1 million, or 16%.
     Secondary Market Segment Southwest has a long history of student and residential mortgage lending. In 2010, Southwest began providing United States Department of Agriculture (“USDA”) government guaranteed commercial real estate lending services to rural healthcare providers. These operations comprise the Secondary Market business segment. During 2010, this segment contributed income of $1.0 million, and had $7.7 million fewer year-end assets, primarily loans held for sale. This decline in outstanding loans was the result of less student lending. Southwest manages its mortgage and student lending operations through its home office. Southwest markets its student lending program directly to financial aid directors at colleges and universities. Southwest also originates first mortgage loans for sale to the Federal National Mortgage Association (“FNMA”) or private investors. Servicing on these loans may be released in connection with the sale.
Operation of the student lending portion of this segment is substantially dependent on Student Loan Marketing Administration (“Sallie Mae”), which provides substantially all of the servicing for government guaranteed and private student loans and provides liquidity through its purchases of student loans and lines of credit. Southwest makes governmental guaranteed student loans and private student loans. At December 31, 2010, all private student loans were self-insured by Sallie Mae. Due to government regulation, Southwest further reduced its student loan business in 2010.
Support and Control Functions Support and control functions are centralized, although each segment has support and control personnel. Costs of centrally managed support and control functions other than funds management (which is included in the Other Operations segment) are allocated to the Banking and Secondary Market segments. Southwest’s philosophy of customer service extends to its support and control functions. Southwest manages and offers products that are technology based, or that otherwise are more efficiently offered centrally through its home office. These include products that are marketed through the regional offices, such as Southwest’s internet banking product for commercial and retail customers (SNB DirectBanker®), commercial information, and item processing services (SNB Digital Lockbox). Southwest’s technology products are marketed to existing customers and to help develop new customer relationships. Use of these products by customers enables Southwest to serve its customers more effectively, use its resources more efficiently, and increase fee income.
For additional information regarding Southwest’s operating segments, please see “Note 17 Operating Segments” in the Notes to the Consolidated Financial Statements. The total of net income of the segments discussed above is more than consolidated net income for 2010 due to income allocated to the Other Operations segment, which provides funding and liquidity services to the rest of the organization.
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
Southwest has twenty-three full-service banking offices, four located in Stillwater, Oklahoma, two each located in the Oklahoma City and Tulsa, Oklahoma metropolitan areas, two located in the Dallas, Texas metropolitan areas, two each located in the Hutchinson area and Wichita, Kansas, one each in Chickasha and Edmond, Oklahoma, Austin, San Antonio, and Tilden, Texas, and Anthony, Harper, Mayfield and Overland Park, Kansas. It also operates loan production offices on the campus of the University of Oklahoma Health Sciences Center and in Houston, Texas. Southwest has developed and continues to pursue a business strategy that does not rely on an extensive branch network. National banks headquartered in Oklahoma have broad powers to establish de novo branches anywhere in Oklahoma or Texas, and Kansas chartered banks have broad powers to establish branches in Kansas.
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
Regulation, Supervision, and Governmental Policy
Following is a brief summary of certain statutes and regulations that significantly affect Southwest and its banking subsidiaries. A number of other statutes and regulations affect Southwest and its subsidiaries but are not summarized below. Although Stillwater National and Bank of Kansas have different primary federal banking regulators, many of the rules that govern them are substantially the same. Where practical, the rules for all banks are discussed together below. For ease of reference the term “banks” is used below to include national and federal savings banks, unless otherwise indicated. The term “commercial banks” includes nationally and state chartered banks, but not federal savings associations or federal savings banks.
Bank Holding Company Regulation — Southwest is registered as a bank holding company under the Holding Company Act and, as such, is subject to supervision and regulation by the Federal Reserve. As a bank holding company, Southwest is required to furnish to the Federal Reserve annual and quarterly reports of its operations and additional information and reports. Southwest is also subject to regular examination by the Federal Reserve.
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
The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Regulatory Capital Requirements” on page 83 of this report.
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
National Bank Regulation — As a national bank, Stillwater National is subject to the primary supervision of the OCC under the National Bank Act. The prior approval of the OCC is required for a national bank to establish or relocate a branch office or to engage in any merger, consolidation, or significant purchase or sale of assets.
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
The approval of the OCC is required prior to the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, Stillwater National is prohibited by federal statute from paying dividends or making any other capital distribution that would cause Stillwater National to fail to meet its regulatory capital requirements. Further, the OCC also has authority to prohibit the payment of dividends by a national bank when it determines that their payment would be an unsafe and unsound banking practice. In addition, the January 2010 Formal Agreement between Stillwater National and the OCC requires prior OCC approval of dividends.
State Non-Member Bank Regulation — As a Kansas-chartered bank that is not a member of the Federal Reserve System, Bank of Kansas is subject to the primary supervision of the FDIC and Kansas state banking authorities. Prior regulatory approval is required for Bank of Kansas to establish or relocate a branch office or to engage in any merger, consolidation, or significant purchase or sale of assets.
The FDIC and Kansas banking authorities regularly examine the operations and condition of Bank of Kansas, including but not limited to its capital adequacy, loans, allowance for loan losses, investments, liquidity, interest rate risk, and management practices. These examinations are for the protection of Bank of Kansas’ depositors and the deposit insurance funds administered by the FDIC. In addition, Bank of Kansas is required to furnish quarterly and annual reports to the FDIC. FDIC and Kansas enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a state non-member bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.
Kansas state non-member banks are subject to limitations on dividends and are prohibited by federal statute from paying dividends or making any other capital distribution that would cause the banks to fail to meet its regulatory capital requirements or when dividend payment would be an unsafe and unsound banking practice.
Limits on Loans to One Borrower — National banks are subject to loans to one borrower limits. With certain limited exceptions, loans and extensions of credit from national banks outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution. A national bank may lend an additional amount, equal to 10% of unimpaired capital and surplus, if the loan is fully secured by readily marketable collateral. Certain types of loans are exempted from the lending limits, including loans secured by in-bank deposits. Kansas chartered banks are generally not allowed to make loans to one borrower (including certain related entities of the borrower) at any one time in excess of 25% of bank capital, with exceptions for certain cash and real estate collateralized extensions of credit.
Transactions with Affiliates — Stillwater National and Bank of Kansas are subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, Southwest and other affiliates and on investments in their stock or other securities. These restrictions prevent Southwest and its nonbanking subsidiaries from borrowing from Stillwater National or Bank of Kansas unless the loans are secured by specified collateral and require those transactions to have terms comparable to terms of arms-length transactions with third persons. In addition, secured loans and other transactions and investments by Stillwater National or Bank of Kansas are generally limited in amount as to Southwest and as to any other affiliate to 10% of Stillwater National’s or Bank of Kansas’ capital and surplus and as to Southwest and all other affiliates together to an aggregate of 20% of Stillwater National’s or Bank of Kansas’ capital and surplus. Certain exemptions to these limitations apply to extensions of credit by, and other transactions between, Stillwater National or Bank of Kansas and Southwest’s other subsidiaries. These regulations and restrictions may limit Southwest’s ability to obtain funds from Stillwater National and Bank of Kansas for its cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.
Real Estate Lending Guidelines — Under federal banking regulations, banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards; prudent underwriting standards, including loan-to-value limits, that are clear and measurable; loan administration procedures; and documentation, approval, and reporting requirements. A bank’s real estate lending policy must reflect consideration of the Guidelines for Real Estate Lending Policies (the “Guidelines”) adopted by the federal banking regulators. The Guidelines, among other things, call for internal loan-to-value limits for real estate loans that are not in excess of the limits specified in the Guidelines. The Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.
Federal Deposit Insurance — Southwest’s bank subsidiaries pay deposit insurance premiums to the FDIC based on risk-based assessment rates. For additional information, see “Management’s Discussion and Analysis — FDIC and other insurance” on page 17 of this report.
Regulatory Capital Requirements — The Federal Reserve, the OCC, and the FDIC have established guidelines for maintenance of appropriate levels of capital by bank holding companies, national banks, state chartered banks, and federal savings banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total average assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.
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
Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. Stillwater National and Bank of Kansas did not have any trading assets or liabilities during 2010, 2009, and 2008 and were not required to maintain such supplemental capital.
The federal banking regulators have established regulations that classify banks by capital levels and provide for various “prompt corrective actions” to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2010, Stillwater National and Bank of Kansas were well-capitalized as defined in applicable banking regulations. Stillwater National has informally agreed with the OCC to maintain a Tier I leverage ratio of at least 8.5% and a total capital ratio of at least 12.5%. At December 31, 2010, Stillwater National’s ratios substantially exceeded the committed minimums. For information regarding Southwest’s, Stillwater National’s, and Bank of Kansas’ compliance with their respective regulatory capital requirements, see “Management’s Discussion and Analysis — Capital Resources” on page 27 of this report, “Management’s Discussion and Analysis — Certain Regulatory Matters” on page 29 of this report, and in the Notes to the Consolidated Financial Statements in this report, “Note 8 Subordinated Debentures” and “Note 12 Capital Requirements & Regulatory Matters”.
Brokered Deposits — Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew, or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. Stillwater National and Bank of Kansas are each eligible to accept brokered deposits as a result of their capital levels. Stillwater National regularly makes use of brokered deposits. Bank of Kansas has not used brokered deposits but may do so in the future when management deems it appropriate from an asset/liability management perspective. Stillwater National has agreed to obtain OCC approval before increasing its use of brokered deposits. Stillwater National has reduced its reliance on brokered deposits and other non-core funding sources, and does not anticipate any increase in the usage of brokered deposits.
Supervision and Regulation of Mortgage Banking Operations — Southwest’s mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development (“HUD”), the Federal Housing Administration (“FHA”), the Veterans’ Administration (“VA”), and FNMA with respect to originating, processing, selling, and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as Southwest are required annually to submit financial statements to FNMA, FHA, and VA, and each regulatory entity has its own financial requirements. Southwest’s affairs are also subject to examination by the Federal Reserve, FNMA, FHA, and VA at all times to assure compliance with the applicable regulations, policies, and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Home Mortgage Disclosure Act, Fair Credit Reporting Act, the National Flood Insurance Act, and the Real Estate Settlement Procedures Act, and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Southwest’s mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.
Community Reinvestment — Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, to evaluate the institution’s record of making loans in its assessment areas; (b) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (c) service, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches, and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. Stillwater National and Bank of Kansas were all assigned a “satisfactory” rating as a result of their last CRA examination.
Bank Secrecy Act — Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects, or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA, or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA PATRIOT Act” or the “Patriot Act,” enacted in response to the September 11, 2001 terrorist attacks, enacted prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to prevent the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires banks and other depository institutions, brokers, dealers and certain other businesses involved in the transfer of money to establish anti-money laundering programs, including employee training and independent audit requirements meeting minimum standards specified by the act, to follow standards for customer identification and maintenance of customer identification records, and to compare customer lists against lists of suspected terrorists, terrorist organizations, and money launderers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.
Sarbanes-Oxley Act of 2002 — The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) established a broad range of corporate governance and accounting measures intended to increase corporate responsibility and protect investors by improving the accuracy and reliability of disclosures under federal securities laws. Southwest is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley, its implementing regulations, and related NASDAQ Stock Market rules have established new membership requirements and additional responsibilities for Southwest’s audit committee, imposed restrictions on the relationship between Southwest and its outside auditors (including restrictions on the types of non-audit services auditors may provide to their clients), imposed additional financial statement certification responsibilities for Southwest’s Chief Executive Officer and Chief Financial Officer, expanded the disclosure requirements for corporate insiders, required management to evaluate Southwest’s disclosure controls and procedures and its internal control over financial reporting, and required Southwest’s auditors to issue a report on Southwest’s internal control over financial reporting.
Capital Purchase Program — Southwest sold securities to the United States Treasury in the Treasury’s Capital Purchase Program, or “CPP”. The CPP is a voluntary program which offered qualifying banks and bank holding companies to sell preferred securities and warrants to the Treasury. The same terms applied to all public company participants in the plan. The CPP provided an alternative source of capital funds to support growth and for other purposes at a time when the public market for banks securities was weak due to economic uncertainties affecting the whole banking sector. The purpose of the CPP was to stabilize financial markets by providing capital to healthy institutions and increase the flow of credit to businesses and consumers. For a description of CPP securities and their terms, see “Note 10 Shareholders’ Equity” in the Notes to the Consolidated Financial Statements.

Under the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009, participants in the CPP and certain of their officers are subject to special requirements during the time that Treasury continues to hold their preferred securities, warrants, or common stock issued upon exercise of the warrants. These include prohibitions of: incentive compensation payments payable in cash or stock options to covered officers; incentive compensation paid in stock, except for grants of restricted stock that may not fully vest until after none of Southwest’s CPP preferred shares remain outstanding, and are limited in value to 1/3 of total compensation per covered officer; incentives that would cause a covered officer to take unnecessary and excessive risks that threaten the value of Southwest; payments to a covered officer triggered by his or her departure from employment, other than payments for services performed and accrued benefits; and payments of tax-gross ups, which are reimbursements to cover taxes owed by officers with respect to any compensation.
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
Companies with outstanding CPP preferred securities also are required to: annually provide shareholders with an opportunity to cast nonbinding advisory votes on executive compensation; establish independent compensation committees; establish policies regarding excessive luxury expenditures; and provide certifications of compliance with these requirements.
Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) — Dodd-Frank makes significant changes in laws relating to bank holding companies and banks regarding the structure of banking regulation, the powers of the Federal Reserve, the handling of troubled institutions, regulatory capital calculations, and obligations of public companies. Many of the regulations required to effect these changes are not yet established, and its overall effects on Southwest are unknown. Dodd-Frank does not significantly change the primary federal regulators of Southwest or its banking subsidiaries.
Other Laws and Regulations — Some of the aspects of the lending and deposit business of Stillwater National and Bank of Kansas that are subject to regulation by the Federal Reserve and the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and deposit accounts. Stillwater National’s federal student lending activities are subject to regulation and examination by the United States Department of Education. In addition, Stillwater National and Bank of Kansas are subject to numerous federal and state laws and regulations that include specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms, and discrimination in credit transactions.
Enforcement Actions — Federal statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake an enforcement action against an institution that fails to comply with regulatory requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to civil money penalties, cease-and-desist orders, receivership, conservatorship, or the termination of deposit insurance.
Employees
As of December 31, 2010, Southwest employed 432 persons on a full-time equivalent basis, including executive officers, loan and other banking officers, branch personnel, and others. No employees of Southwest or any of its consolidated subsidiaries are represented by a union or covered under a collective bargaining agreement. Management of Southwest considers their employee relations to be excellent.

Board of Directors of Southwest Bancorp, Inc. and Stillwater National Bank & Trust Company

Robert B. Rodgers, Chairman of the Board	President, Bob Rodgers Motor Company; Owner, Rapid Enterprises

Rick Green, Vice Chairman of the Board	President and Chief Executive Officer Southwest and Stillwater National

James E. Berry II	Owner, Pizza Berry, Inc.

Tom D. Berry	Auctioneer, Real Estate Broker, Oil & Gas Exploration

Joe Berry Cannon	Assistant Professor of Management, Oral Roberts University School of Business

John Cohlmia	Real Estate Broker, Grubb & Ellis/Levy Beffort

David S. Crockett Jr., CPA	Owner, David S. Crockett & Co., CPA’s

J. Berry Harrison	Oklahoma State Senator (retired) and Rancher

James M. Johnson	Self-employed Small Business Owner

David P. Lambert	Chairman of the Board, Lambert Construction Company

Linford R. Pitts	President, Stillwater Transfer & Storage, Inc.

Russell W. Teubner	Founder and Chief Executive Officer, HostBridge Technology
Board of Directors of Bank of Kansas

Robert B. Rodgers, Chairman of the Board	President, Bob Rodgers Motor Company; Owner, Rapid Enterprises

Rick Green, Vice Chairman of the Board	President and Chief Executive Officer Southwest and Stillwater National

Patrick L. Gearhart	President, Wichita Division of Bank of Kansas

Jerry Lanier	President and Chief Executive Officer, Bank of Kansas; Executive Vice President and Chief Lending Officer of Stillwater National

Kathleen Laubhan	Assistant Vice President, Wichita Division of Bank of Kansas

David Lesperance	President, Hutchinson Division of Bank of Kansas

Anthony W. Martin	Retired Dentist

Jon Ott	President, Rural Banking Division of Bank of Kansas

David W. Pitts	Executive Vice President and Regional Director, Bank of Kansas; Senior Vice President of Stillwater National

Douglas J. Watts	President, Overland Park Division of Bank of Kansas

Executive Officers
The following table sets forth information regarding the executive officers of Southwest, Stillwater National, and Bank of Kansas who are not directors of Southwest.

Name	Age	Position
Priscilla Barnes	54	Executive Vice President, Regulatory Risk Management and Secretary of Southwest and Stillwater National; Executive Vice President, Regulatory Risk Management of Bank of Kansas

Steven M. Gobel	59	Executive Vice President and Chief Accounting and Controls Officer of Southwest and Stillwater National; Executive Vice President, Chief Accounting Officer, and Assistant Secretary of Bank of Kansas

Jerry L. Lanier	62	Executive Vice President and Chief Lending Officer of Stillwater National; President and Chief Executive Officer of Bank of Kansas

Laura Robertson	37	Executive Vice President and Chief Financial Officer of Southwest, Stillwater National, and Bank of Kansas

Kimberly G. Sinclair	55	Executive Vice President and Chief Administrative Officer of Stillwater National and Bank of Kansas

Charles H. Westerheide	62	Executive Vice President and Treasurer of Southwest, Stillwater National and Bank of Kansas
The principal occupations and business experience of each executive officer of Southwest, Stillwater National, and Bank of Kansas are shown below.
Priscilla Barnes serves as Executive Vice President, Regulatory Risk Management and was appointed to the role of Secretary in December 2010. She acquired additional management responsibility in July 2009 when she was placed in charge of Human Resources. Ms. Barnes has 31 years experience in the banking industry, joining Stillwater National Bank in 2005 as Vice President, Compliance. Prior to joining Stillwater National Bank, Ms. Barnes was a federal bank examiner, a senior consultant for a regional accounting firm, and served as a banker in many similar capacities. She was named an Oklahoma State University Regent’s Distinguished Scholar and attended the Graduate School of Banking in Madison, Wisconsin.
Steven M. Gobel serves as Executive Vice President, Chief Accounting and Controls Officer, and Enterprise Risk Manager. Mr. Gobel currently serves on the Board of Directors, and chairs the Finance Committee, for the Stillwater Country Club and is a participant in the Leadership Stillwater Class of XX. From 1990 until joining Stillwater National in September 2000, Mr. Gobel served as Senior Vice President of Finance and in other positions with Bank of America and predecessor institutions in Oklahoma and Kansas (previous institutions included NationsBank, Boatmen’s Bank of St. Louis, Bank IV of Wichita, Kansas, and Fourth National Bank of Tulsa). From 1987 to 1990, Mr. Gobel served as a Vice President and Manager of Financial Reporting and Financial Planning for Sooner Federal Savings and Loan of Oklahoma. He is a Certified Public Accountant and

prior to 1987 spent twelve years working for International Public Accounting Firms (previously Touche Ross and Coopers & Lybrand) in Tulsa, Oklahoma, New York City, New York, and Milwaukee, Wisconsin.
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
Laura Robertson was appointed Executive Vice President and Chief Financial Officer in December 2010. She joined Stillwater National in April 2006 and served as the Finance Division Manager and became an officer and assistant secretary of Southwest in 2006. Prior to joining Stillwater National, Ms. Robertson practiced public accounting in the Dallas, Texas metro area. She is a Certified Public Accountant and a member of both the Oklahoma and Texas Society of CPAs as well as the American Institute of Certified Public Accountants. Ms. Robertson currently serves on the Board of Directors for Payne County Court Appointed Special Advocates.
Kimberly G. Sinclair was appointed Chief Administrative Officer in 1995 and has been Executive Vice President since 1991. Prior to 1991, she had been Senior Vice President and Chief Operations Officer of Stillwater National since 1985. Ms. Sinclair joined Stillwater National in 1975. She is a member of the Stillwater Junior Service Sustainers and recently served a six year term on the Executive Board of Directors for the Stillwater United Way, where she chaired the 2005 and 2006 Day of Caring, as well as the Leader’s Society. She is past Treasurer of the Board of Trustees of the Stillwater Public Education Foundation and a graduate of the Leadership Stillwater Class IX. She has been an Ambassador with the Stillwater Chamber of Commerce and active with various organizations throughout Stillwater.
Charles H. Westerheide was appointed Executive Vice President and Treasurer in 2000. Prior to that, he served as Senior Vice President and Treasury Manager. He joined Stillwater National in 1997, coming from Bank of America (previously Bank IV and NationsBank), Wichita, Kansas, where he served as Treasury/Funding Manager. Prior to joining Bank IV, Mr. Westerheide served as Executive Vice President and Chief Financial Officer of Security Bank and Trust Co., Ponca City, Oklahoma. Mr. Westerheide has held a number of community leadership positions including Chairman of the Ponca City Chamber of Commerce, President of the Ponca City Foundation for Progress, Inc., and a director and officer of numerous community foundations and clubs. Mr. Westerheide is a graduate of Leadership Oklahoma, Class II.

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
Risks Relating to our Business
Difficult and unsettled market conditions have affected our profits and loan quality and may continue to do so for an unknown period.
Unsettled market conditions may increase the likelihood and the severity of adverse effects discussed in the following risk factors, in particular:
•	there may be less demand for our products and services;

•	competition in our industry could intensify as a result of increased consolidation of the banking industry;

•	it may become more difficult to estimate losses inherent in our loan portfolio;

•	loan delinquencies and problem assets may increase;

•	collateral for loans may decline in value, increasing loan to value ratios and reducing our customers’ borrowing power and the security for our loans;

•	deposits and borrowings may become even more expensive relative to yields on loans and securities, further reducing our net interest margin, and making it more difficult to maintain adequate sources of liquidity;

•	asset based liquidity, which depends upon the marketability of assets such as student loans and mortgages, may be reduced;

•	compliance with new banking regulations enacted in connection with stimulus legislation and other new legislation may increase our costs, limit our ability to pursue business opportunities, and impair our ability to hire and retain talented managers.
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
Our commercial and commercial real estate lending operations are concentrated in the metropolitan areas of Oklahoma City, Stillwater, Edmond, and Tulsa, Oklahoma; Dallas, Austin, San Antonio, and Houston, Texas; and Hutchinson, Wichita, and Kansas City, Kansas. Our success depends in part upon economic conditions in these markets. Adverse changes in economic conditions in these markets could reduce our growth in loans and deposits, impair our ability to collect our loans, increase our problem loans and charge-offs and otherwise negatively affect our performance and financial condition.
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Educations Reconciliations Act of 2010, is expected to have profound effects on the provision of healthcare in the United States. We have assessed its potential effects on the market for healthcare and our services for the healthcare industry, and believe it will have a net positive effect on them. However, the law is complex and implementation requires the adoptions of significant additional regulations, most of which have not been issued. As a result, our assessment may be wrong, which could have adverse effects on the growth and profitability of our healthcare business.
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
The results of these stress tests involve assumptions about the economy and future loan losses and default rates and may not accurately reflect the impact on our earnings or financial condition or actual future conditions. Actual future economic conditions may result in significantly higher credit losses than we assume in our stress tests, with a corresponding negative impact on our earnings, financial condition, and capital than those predicted by our internal stress test.
We use wholesale funding sources to supplement our core deposits, which exposes us to liquidity risk and potential earnings volatility or other adverse effects if we are unable to secure adequate funding.
We rely on wholesale funding, including Federal Home Loan Bank, or “FHLB”, borrowings, federal funds purchased, and brokered deposits, to supplement core deposits to fund our business. Wholesale funding sources are affected by general market conditions and the condition and performance of the borrower, and the availability of funding from wholesale lenders may be dependent on the confidence these investors have in our operations. In addition, under Stillwater National’s formal agreement with the OCC and related OCC guidance it must obtain prior approval for increases in brokered deposits as a percentage of total deposits above the amount outstanding on December 31, 2009. We believe, based upon our current levels of brokered deposits and our funding forecasts, that Stillwater National has funding from other sources sufficient enough to avoid any increase in brokered deposit usage above that level and do not believe that we will be required to request approval for any such increase from the OCC. However, our deposit and funding forecasts may be inaccurate, or market conditions could change which could cause us to ask for approval, and the OCC might not approve such an increase.
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
Our earnings and financial condition may be adversely affected by changes in accounting principles and in tax laws, or the interpretation of them.
Changes in U.S. generally accepted accounting principles could have negative effects on our reported earnings and financial condition.
Changes in tax laws, rules, and regulations, including changes in the interpretation or implementation of tax laws, rules, and regulations by the Internal Revenue Service or other governmental bodies, could affect us in significant and unpredictable ways. Such changes could subject us to additional costs, among other things. Failure to comply with tax laws, rules, and regulations could result in sanctions by regulatory agencies, civil money penalties, and reputation damage.
Additionally, we conduct quarterly assessments of our deferred tax assets. The carrying value of these assets is dependent upon earnings forecasts and prior period changes, among other things. A significant change in our assumptions could affect the carrying value of our deferred tax assets on our balance sheet.

Government regulation significantly affects our business.
The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. Stillwater National is subject to regulation and supervision by the OCC. Bank of Kansas is subject to regulation and supervision by the FDIC and Kansas Banking authorities. We are subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies.
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
The FDIC insures deposits at insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased expectations for bank failures, in which case the FDIC would take control of failed banks and ensure payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. In such case, the FDIC may increase our deposit insurance costs by increasing regular assessment rates and levying special assessments, which may in the future significantly and adversely affect our net income.
We have entered into formal and informal agreements with the OCC and have made informal commitments to the Federal Reserve that may adversely affect our operations. Failure to comply with these agreements and commitments could subject us, Stillwater National, and our directors to additional enforcement actions and could damage our reputation.
Our agreements and commitments with the OCC and Federal Reserve relate primarily to our concentrations in commercial real estate lending and our high levels of nonperforming and potential nonperforming loans, most of which are commercial real estate loans. Although we are committed to compliance with our agreements and commitments and are taking aggressive actions to comply with them, we may not be able to reduce our commercial real estate loan concentrations or problem and potential problem assets quickly enough to fulfill expectations of the banking regulators. The agreement with the OCC does not require that Stillwater National maintain any specific capital ratios; however, Stillwater National has informally agreed to maintain at least a Tier I leverage ratio of 8.5% and a total capital ratio of 12.5%. At December 31, 2010, Stillwater National’s capital ratios significantly exceeded these levels and the regulatory minimums for well-capitalized status. An inability to sufficiently reduce our commercial real estate loan concentrations and problem and potential problem assets or a decrease in capital ratios below the levels to which Stillwater National has informally committed could lead to a need to raise additional capital upon terms which may not be favorable to our existing securities holders and additional regulatory restrictions which could further limit our operations.
Examination reports may include significant findings and assessments about our condition and operations that are not publicly disclosed. Assessments by bank examiners may cause us to increase our publicly reported problem and potential problem loans, charge-offs, or provisions for loan losses.
Examinations by federal and state bank regulatory agencies include assessments of risk, financial health, capital adequacy, loan risk, and other factors that federal banking laws do not allow to be publicly disclosed. The assignment of loans to credit risk categories involves judgment and the application of credit policies. In their examinations, federal and state banking examiners may assign different risk categories to loans than those assigned by our third party loan review firms or management. In that case, Southwest must amend its risk categorizations to match those assigned by the bank examiners, which may result in increases in publicly reported problem and potential problem loans, charge-offs, or provisions for loan losses.
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
In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations as a result of general economic instability and recession. This volatility has had a significant effect on the market price of securities issued by many companies, including market price effects resulting from reasons unrelated to their operations performance. These broad market fluctuations may adversely affect our stock price, notwithstanding our operating results. We expect that the market price of our common stock will continue to fluctuate, and there can be no assurance about the levels of the market prices for our common stock.
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
No dividends on our common stock were declared during 2010. Our Board of Directors has not determined whether to declare dividends on our common stock in the future, and there can be no assurance that our regulators will allow us to pay dividends.
Our ability to pay dividends to our shareholders in the past and over the long term largely depends on our receipt of dividends from Stillwater National. Bank of Kansas does not currently pay dividends. The amount of dividends that Stillwater National may pay to us is limited by federal laws and regulations. In addition, the agreement entered into by Stillwater National requires prior approval of the OCC for any dividend by Stillwater National, and we have informally committed to consult with the Federal Reserve Bank of Kansas City prior to declaring or paying any dividend, including interest payments on subordinated debentures, or receiving any dividend from Stillwater National or Bank of Kansas. We also have informally committed to submit any planned borrowing by the holding company for approval. Federal Reserve dividend policies state that funds should not be borrowed to pay dividends. We have no plans for any additional holding company borrowings. The Federal Reserve could, at any time, prevent us from paying some or all dividends. Such a decision could result in reputation risk to us and could adversely affect our borrowing costs and liquidity.
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

Southwest Bancorp, Inc. Location
Corporate Headquarters
608 S. Main Street
P.O. Box 1988	Stillwater, Oklahoma 74076	405-742-1800
www.oksb.com

Bank of Kansas Locations
Corporate Headquarters
524 N. Main Street
P.O. Box 1707	South Hutchinson, Kansas 67504	620-728-3000
www.bankofkansas.com

Anthony
203 W. Main Street
P.O. Box 484	Anthony, Kansas 67003	620-842-1000

Harper
1002 Central Street*
P.O. Box 7	Harper, Kansas 67058	620-896-1035

hutchinson
100 East 30th Avenue
P.O. Box 1707	Hutchinson, Kansas 67504	620-728-3000

Mayfield
102 N. Osborn	Mayfield, Kansas 67103	620-434-5325

Overland Park
14435 Metcalf Avenue	Overland Park, Kansas 66223	913-906-4444

Wichita — East
8415 E. 21st Street North
Suite 150*	Wichita, Kansas 67206	316-315-1600

Wichita — West
10111 W. 21st Street North	Wichita, Kansas 67205	316-315-1600

Stillwater National Bank & Trust Company Locations
Corporate Headquarters
608 S. Main Street
P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2230
www.banksnb.com

Drive-in Facility
308 S. Main Street
P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2230

Operations Center
1624 Cimarron Plaza*
P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2230

19th & Sangre Branch
1908 S. Sangre
P.O. Box 1988	Stillwater, Oklahoma 74074	405-372-2230

OSU Campus Branch Bank
1102 W. Hall of Fame Avenue*
P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2230

Waterford Branch
6301 Waterford Boulevard
Suite 101 & 102*	Oklahoma City, Oklahoma 73118	405-427-4000

South OKC Branch
8101 S. Walker Avenue
Suite B	Oklahoma City, Oklahoma 73139	405-427-4000

Edmond Branch
1440 S. Bryant Avenue*	Edmond, Oklahoma 73034	405-427-4000

Chickasha Branch
500 W. Grand Avenue	Chickasha, Oklahoma 73018	405-427-3100

Tulsa Utica Branch
1500 S. Utica Avenue
P.O. Box 521500	Tulsa, Oklahoma 74152	918-523-3600

Tulsa 61st Branch
2431 E. 61st
Suite 170*
P.O. Box 521500	Tulsa, Oklahoma 74152	918-523-3600

SNB McMullen Bank-Tilden Branch
205 Elm Street
P.O. Box 299	Tilden, Texas 78072	361-274-3391

SNB Bank of Dallas — Frisco
5300 Town and Country Boulevard
Suite 100*	Frisco, Texas 75034	972-624-2900

SNB Bank of Dallas-Preston Center
5950 Berkshire Lane
Suite 350*	Dallas, Texas 75225	972-624-2900

SNB Bank of Austin
3900 N. Capital of Texas HWY
Suite 100*	Austin, Texas 78746	512-314-6700

SNB Bank of San Antonio-Medical Hill Branch
9324 Huebner Road	San Antonio, Texas 78240	210-442-6100

Stillwater National Bank Loan Production Office
9990 Richmond Avenue
Suite 140*	Houston, Texas 77042	713-268-8900

OUHSC Loan Production Office
1106 N. Stonewall*	Oklahoma City, Oklahoma 73117	405-271-3113

OSU-Stillwater Marketing Office
Student Union, Room 150*
P.O. Box 1988	Stillwater, Oklahoma 74076	405-744-5962

*	Leased from third parties. Other properties are owned.
PART IV
Exhibits and Financial Statement Schedules
(a) Documents Filed as Part of this Report
     (1) Financial Statements. The following financial statements are filed as part of this report:
Independent Registered Public Accounting Firm’s Report for the Years Ended December 31, 2010 and 2009
Consolidated Statements of Financial Condition at December 31, 2010 and 2009
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009, and 2008
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2010, 2009, and 2008
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010, 2009, and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008
Notes to the Consolidated Financial Statements for the Years Ended December 31, 2010, 2009, and 2008
(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.
(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

No.	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Southwest Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

3.2	Bylaws of Southwest Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed November 19, 2007)

4.1	Rights Agreement, dated as of April 22, 1999, between Southwest Bancorp, Inc. and Harris Trust & Savings Bank, as rights agent and Form of Certificate of Designations setting forth terms of Class B, Series 1 Preferred Stock of Southwest Bancorp, Inc. referred to in the rights agreement (incorporated by reference to Exhibits 1 and 2 to Current Report on Form 8-K dated April 22, 1999)

4.2	Amendment No. 1 to Rights Agreement, dated as of December 2, 2008, between Southwest Bancorp, Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed December 8, 2008)

4.3	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 8, 2008)

No.		Exhibit
	4.4	Letter Agreement, dated as of December 5, 2008, between Southwest Bancorp, Inc. and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 8, 2008)

*	10.1	Southwest Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 33-97850))

*	10.2	Southwest Bancorp, Inc. and Affiliates Amended and Restated Severance Compensation Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed January 2, 2008)

*	10.3	Southwest Bancorp, Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

*	10.4	Southwest Bancorp, Inc. 1999 Stock Option Plan as Amended and Restated (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*	10.5	Stillwater National Bank and Trust Company 2002 and 2003 Deferred Compensation Plans (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

*	10.6	Stillwater National Bank and Trust Company Amended and Restated Supplemental Profit Sharing Plan for Rick Green (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed January 2, 2008)

*	10.7	Stillwater National Bank and Trust Company Amended and Restated Supplemental Profit Sharing Plan for Kerby E. Crowell (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed January 2, 2008)

*	10.8	Stillwater National Bank and Trust Company Amended and Restated Supplemental Profit Sharing Plan for Jerry L. Lanier (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed January 2, 2008)

	10.9	Indemnification Agreements by and between Southwest Bancorp, Inc. and James E. Berry II, Thomas D. Berry, Joe Berry Cannon, J. Berry Harrison, Erd M. Johnson, David P. Lambert, Linford R. Pitts, Robert B. Rodgers, Russell W. Teubner, John Cohlmia, and Anthony W. Martin (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

	10.10	Indemnification Agreements by and between Southwest Bancorp, Inc. and Rick Green, Kerby E. Crowell, David Dietz, Allen Glenn, Steve Gobel, Steven N. Hadley, Jerry L. Lanier, Randy Mills, Kimberly Sinclair, Kay Smith, and Charles H. Westerheide (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

	10.11	Indemnification Agreements by and between Southwest Bancorp, Inc. and David S. Crockett, Jr. (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

	10.12	Indemnification Agreements by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

*	10.13	Director’s Deferred Compensation Plan by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10 to Current Report on Form 8-K dated December 28, 2006)

*	10.14	Amendment to Director’s Deferred Compensation Plan by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 2, 2008)

	10.15	Audit Committee Financial Expert Agreement by and between Southwest Bancorp, Inc. and David S. Crockett, Jr. (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*	10.16	2008 Director’s Deferred Compensation Plan by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 2, 2008)

*	10.17	Southwest Bancorp, Inc. 2008 Stock Based Award Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*	10.18	Southwest Bancorp, Inc. Form of Restricted Stock Agreement Amendments (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

No.			Exhibit
*	10.19		Southwest Bancorp, Inc. Form of Omnibus Compensation Compliance Agreement and Waivers dated December 5, 2008 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

	10.20		Written agreement between Stillwater National Bank and Trust Company and the Comptroller of the Currency of the United States dated January 27, 2010 (incorporated by reference to Exhibit 10 to Current Report on Form 8-K filed January 29, 2010)
	21		Subsidiaries of the Registrant

	23		Consent of Independent Registered Public Accounting Firm

	24		Power of Attorney

	31(a),	(b)	Rule 13a-14(a)/15d-14(a) Certifications

	32(a),	(b)	18 U.S.C. Section 1350 Certifications

	99(a),	(b)	Certifications by the Principal Executive Officer and Principal Financial Officer pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST BANCORP, INC.
March 7, 2011	by:	/s/ Rick Green
Rick Green
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Rick Green	March 7, 2011
Rick Green
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Laura Robertson	March 7, 2011
Laura Robertson
Executive Vice President,
Chief Financial Officer
(Principal Financial and
Accounting Officer)
A majority of the directors of Southwest executed a power of attorney appointing Rick Green as their attorney-in-fact, empowering him to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Annual Report on Form 10-K for the year ended December 31, 2010. This report has been signed below by such attorney-in-fact as of March 7, 2011.

By:	/s/ Rick Green
Rick Green
Attorney-in-Fact for Majority of the
Directors of Southwest