Form 10-Q
period 2011-03-31
SOUTHWEST BANCORP INC
filed 2011-05-10
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
19,438,861 (5/10/11)

SOUTHWEST BANCORP, INC.
INDEX TO FORM 10-Q

SOUTHWEST BANCORP, INC.
Unaudited Consolidated Statements of Financial Condition

	March 31,	December 31,
(Dollars in thousands)	2011	2010

Assets:
Cash and due from banks	$28,034	$26,478
Interest-bearing deposits	89,529	41,018

Cash and cash equivalents	117,563	67,496
Securities held to maturity (fair values of $12,903 and $14,029, respectively)	13,042	14,304
Securities available for sale (amortized cost $243,556 and $246,649, respectively)	245,394	248,221
Loans held for sale	37,348	35,194
Noncovered loans receivable	2,241,080	2,331,293
Less: Allowance for loan losses	(61,285)	(65,229)

Net noncovered loans	2,179,795	2,266,064
Covered loans receivable (includes loss share of $12,617 and $14,370, respectively)	49,117	53,628

Net loans receivable	2,228,912	2,319,692
Accrued interest receivable	8,789	8,590
Premises and equipment, net	23,555	23,772
Noncovered other real estate	41,067	37,722
Covered other real estate	4,016	4,187
Goodwill	6,811	6,811
Other intangible assets, net	5,141	5,371
Other assets	47,390	49,181

Total assets	$2,779,028	$2,820,541

Liabilities:
Deposits:
Noninterest-bearing demand	$369,013	$377,182
Interest-bearing demand	112,731	92,584
Money market accounts	486,770	495,253
Savings accounts	28,440	26,665
Time deposits of $100,000 or more	669,817	694,565
Other time deposits	551,800	566,479

Total deposits	2,218,571	2,252,728
Accrued interest payable	1,805	1,577
Income tax payable	3,510	2,878
Other liabilities	8,497	8,981
Other borrowings	85,332	94,602
Subordinated debentures	81,963	81,963

Total liabilities	2,399,678	2,442,729
Shareholders’ equity:
Serial preferred stock — $1,000 par value; 2,000,000 shares authorized; 70,000 shares issued and outstanding	67,902	67,724
Common stock — $1 par value; 40,000,000 shares authorized; 19,438,290 and 19,421,900 shares issued and outstanding, respectively	19,438	19,422
Paid in capital	98,994	98,894
Retained earnings	192,200	190,793
Accumulated other comprehensive income	816	979

Total shareholders’ equity	379,350	377,812

Total liabilities & shareholders’ equity	$2,779,028	$2,820,541

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Unaudited Consolidated Statements of Operations

	For the three months
	ended March 31,
(Dollars in thousands, except earnings per share data)	2011	2010

Interest income:
Interest and fees on loans	$30,539	$34,372
Investment securities:
U.S. Government and agency obligations	376	596
Mortgage-backed securities	1,245	1,446
State and political subdivisions	80	65
Other securities	45	63
Other interest-earning assets	140	217

Total interest income	32,425	36,759

Interest expense:
Interest-bearing demand	124	132
Money market accounts	677	1,013
Savings accounts	16	16
Time deposits of $100,000 or more	2,349	4,024
Other time deposits	1,967	2,989
Other borrowings	497	517
Subordinated debentures	1,374	1,267

Total interest expense	7,004	9,958

Net interest income	25,421	26,801

Provision for loan losses	9,050	8,531

Net interest income after provision for loan losses	16,371	18,270

Noninterest income:
Service charges and fees	2,878	3,096
Other noninterest income	177	90
Gain on sales of loans, net	194	985
Gain on sale/call of investment securities, net	—	7

Total noninterest income	3,249	4,178

Noninterest expense:
Salaries and employee benefits	7,515	7,580
Occupancy	2,804	2,783
FDIC and other insurance	1,243	1,587
Other real estate, net	436	106
General and administrative	3,627	3,202

Total noninterest expense	15,625	15,258

Income before taxes	3,995	7,190
Taxes on income	1,534	2,818

Net income	$2,461	$4,372

Net income available to common shareholders	$1,408	$3,329

Basic earnings per common share	$0.07	$0.23
Diluted earnings per common share	0.07	0.23
Cash dividends declared per share	—	—

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Unaudited Consolidated Statements of Cash Flows

	For the three months
	ended March 31,
(Dollars in thousands)	2011	2010

Operating activities:
Net income	$2,461	$4,372
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,050	8,531
Deferred tax expense (benefit)	1,155	(927)
Asset depreciation	689	711
Securities premium amortization, net of discount accretion	632	468
Amortization of intangibles	360	359
Stock based compensation expense	103	88
Net gain on sales/calls of investment securities	—	(7)
Net gain on sales of available for sale loans	(194)	(985)
Net loss on sales of premises/equipment	16	112
Net loss (gain) on sales of other real estate	146	(76)
Proceeds from sales of held for sale loans	12,457	60,344
Held for sale loans originated for resale	(12,173)	(31,694)
Net changes in assets and liabilities:
Accrued interest receivable	(199)	535
Other assets	711	5,095
Income taxes payable	509	2,275
Excess tax expense from share-based payment arrangements	123	—
Accrued interest payable	228	(198)
Other liabilities	(942)	(2,226)

Net cash provided by operating activities	15,132	46,777

Investing activities:
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	1,250	—
Available for sale securities	18,945	14,953
Purchases of other investments	(14)	(78)
Purchases of available for sale securities	(16,472)	(9,737)
Principal repayments, net of loans originated	74,562	13,296
Purchases of premises and equipment	(507)	(301)
Proceeds from sales of premises and equipment	31	30
Proceeds from sales of other real estate	1,537	1,685

Net cash provided from investing activities	79,332	19,848

Financing activities:
Net decrease in deposits	(34,157)	(38,565)
Net (decrease) increase in other borrowings	(9,270)	598
Net proceeds from issuance of common stock	29	46
Excess tax expense from share-based payment arrangements	(123)	—
Preferred stock dividends paid	(876)	(876)
Common stock dividends paid	—	(350)

Net cash used in financing activities	(44,397)	(39,147)

Net increase in cash and cash equivalents	50,067	27,478
Cash and cash equivalents:
Beginning of period	67,496	118,847

End of period	$117,563	$146,325

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Unaudited Consolidated Statement of Shareholders’ Equity

						Accumulated
				Additional		Other	Total
	Preferred	Common Stock		Paid in	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Shares	Amount	Capital	Earnings	Income	Equity

Balance, December 31, 2010	$67,724	19,421,900	$19,422	$98,894	$190,793	$979	$377,812

Cash dividends:
Preferred	—	—	—	—	(876)	—	(876)
Warrant amortization	178	—	—	—	(178)	—	—
Common stock issued	—	15,400	15	210	—	—	225
Net common stock issued under employee plans and related tax expense	—	990	1	(110)	—	—	(109)
Other comprehensive loss, net of tax	—	—	—	—	—	(163)	(163)
Net income	—	—	—	—	2,461	—	2,461

Balance, March 31, 2011	$67,902	19,438,290	$19,438	$98,994	$192,200	$816	$379,350

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Unaudited Consolidated Statements of Comprehensive Income

	For the three months
	ended March 31,
(Dollars in thousands)	2011	2010

Net income	$2,461	$4,372

Other comprehensive income:
Unrealized holding gain on available for sale securities	266	3,004
Reclassification adjustment for losses arising during the period	—	(7)
Change in fair value of derivative used for cash flow hedge	(513)	—

Other comprehensive (loss) income, before tax	(247)	2,997
Tax benefit (expense) related to items of other comprehensive income	84	(1,159)

Other comprehensive (loss) income, net of tax	(163)	1,838

Comprehensive income	$2,298	$6,210

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1: SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal recurring adjustments. The results of operations for the three months ended March 31, 2011, and the cash flows for the three months ended March 31, 2011, should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2010.
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
Certain reclassifications have been made to prior year amounts on the statement of financial condition to conform to current year presentation.
In accordance with Accounting Standards Codification (“ASC”) 855, Subsequent Events, Southwest has evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.
NOTE 2: INVESTMENT SECURITIES
A summary of the amortized cost and fair values of investment securities at March 31, 2011 and December 31, 2010 follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

At March 31, 2011:
Held to Maturity:
Obligations of state and political subdivisions	$13,042	$59	$(198)	$12,903

Total	$13,042	$59	$(198)	$12,903

Available for Sale:
U.S. Government obligations	$1,099	$7	$—	$1,107
Federal agency securities	65,139	370	(922)	64,587
Obligations of state and political subdivisions	220	3	—	223
Residential mortgage-backed securities	176,004	3,559	(1,697)	177,866
Equity securities	1,094	517	—	1,611

Total	$243,556	$4,456	$(2,619)	$245,394

At December 31, 2010:
Held to Maturity:
Obligations of state and political subdivisions	$14,304	$43	$(318)	$14,029

Total	$14,304	$43	$(318)	$14,029

Available for Sale:
U.S. Government obligations	$1,099	$9	$—	$1,108
Federal agency securities	65,522	545	(693)	65,374
Obligations of state and political subdivisions	231	2	—	233
Residential mortgage-backed securities	178,695	3,535	(2,213)	180,017
Equity securities	1,102	387	—	1,489

Total	$246,649	$4,478	$(2,906)	$248,221

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal National Mortgage Association (“Fannie Mae”).
Securities with limited marketability, such as Federal Reserve Bank stock, Federal Home Loan Bank stock, and certain other investments, are carried at cost and included in other assets on the statement of condition. Total investments carried at cost were $10.4 million at both March 31, 2011 and December 31, 2010. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.
A comparison of the amortized cost and approximate fair value of Southwest’s investment securities by maturity date at March 31, 2011 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

One year or less	$18,154	$18,363	$3,476	$3,495
More than one year through five years	144,377	147,767	3,085	3,125
More than five years through ten years	69,239	67,355	6,481	6,283
More than ten years	11,786	11,909	—	—

Total	$243,556	$245,394	$13,042	$12,903

The foregoing analysis assumes that Southwest’s residential mortgage-backed securities mature during the period in which they are estimated to prepay. No other prepayment or repricing assumptions have been applied to Southwest’s investment securities for this analysis.
Gain or loss on sale of investments is based upon the specific identification method. There were no sales of investment securities as of either March 31, 2011 or March 31, 2010.
The following table presents securities with gross unrealized losses and fair value by length of time that the individual securities had been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010. Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
		Amortized cost of	Loss Existing for:		Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses

At March 31, 2011:
Held to Maturity:
Obligations of state and political subdivisions	6	$6,481	$(198)	$—	$6,283

	6	$6,481	$(198)	$—	$6,283

Available for Sale:
Federal agency securities	15	$35,900	$(922)	$—	$34,978
Residential mortgage-backed securities	34	68,878	(1,697)	—	67,181

Total	49	$104,778	$(2,619)	$—	$102,159

At December 31, 2010:
Held to Maturity:
Obligations of state and political subdivisions	6	$6,490	$(318)	$—	$6,172

	6	$6,490	$(318)	$—	$6,172

Available for Sale:
Federal agency securities	11	$26,645	$(693)	$—	$25,952
Obligations of state and political subdivisions	1	55	—	—	55
Residential mortgage-backed securities	27	62,197	(2,213)	—	59,984

Total	39	$88,897	$(2,906)	$—	$85,991

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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time Southwest expects to receive full value for the securities. Furthermore, as of March 31, 2011, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not more likely than not that Southwest will have to sell any such securities before a recovery of cost. The declines in fair value were attributable to increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates. Management does not believe any of the securities are impaired due to credit quality. Accordingly, as of March 31, 2011, management believes the impairment of these investments is not deemed to be other-than-temporary.
As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, and borrowings from the FHLB. Securities with an amortized cost of $202.7 million and $216.4 million were pledged to meet such requirements at March 31, 2011 and December 31, 2010, respectively. Any amount over-pledged can be released at any time.
NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES
Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas. Its commercial lending operations are concentrated in Oklahoma City, Dallas, Tulsa, and other metropolitan markets in Texas, Kansas, and Oklahoma. As a result, the collectibility of Southwest’s loan portfolio can be affected by changes in the economic conditions in those states and markets. At March 31, 2011 and December 31, 2010, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.
Southwest’s loan classifications were as follows:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered

Real estate mortgage:
Commercial	$1,302,164	$28,929	$1,310,464	$30,997
One-to-four family residential	87,286	8,192	89,800	9,122
Real estate construction:
Commercial	403,635	6,144	441,265	6,840
One-to-four family residential	26,758	281	27,429	439
Commercial	416,392	5,021	452,626	5,554
Installment and consumer:
Guaranteed student loans	5,700	—	5,843	—
Other	36,493	550	39,060	676

	2,278,428	49,117	2,366,487	53,628
Less: Allowance for loan losses	(61,285)	—	(65,229)	—

Total loans, net	$2,217,143	$49,117	$2,301,258	$53,628

Concentrations of Credit. As of March 31, 2011, approximately $684.0 million, or 30%, of Southwest’s noncovered loans consisted of loans to individuals and businesses in the healthcare industry. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.
Loan Servicing. Southwest earns fees for servicing real estate mortgages and other loans owned by others. The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned. The unpaid principal balance of real estate mortgage loans serviced for others totaled $281.3 million and $241.2 million at March 31, 2011 and March 31, 2010, respectively. Loan servicing rights are capitalized based on estimated fair value at the point of origination. The servicing rights are amortized on an individual loan by loan basis over the period of estimated net servicing income.
Acquired Loans. On June 19, 2009, Bank of Kansas entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire substantially all loans as well as certain other related assets of First National Bank of Anthony, Anthony, Kansas (“FNBA”) in an FDIC-assisted transaction. Bank of Kansas and the FDIC entered into loss sharing agreements that provide Bank of Kansas with significant protection against credit losses from loans and related assets acquired in the transaction. Under these agreements, the FDIC will reimburse Bank of Kansas 80% of net losses up to $35.0 million on covered assets, primarily acquired loans and other real estate, and 95% of any net losses above $35.0 million. Bank of Kansas services the covered assets.
Loans covered under the loss sharing agreements with the FDIC, including the amounts of expected reimbursements from the FDIC under these agreements, are reported in loans and are referred to as “covered” loans. Covered loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. Subsequent decreases in expected cash flows are recognized as impairments. The allowance for loan losses on these impaired loans reflects only losses incurred after the acquisition.
The expected payments from the FDIC under the loss sharing agreements are recorded as part of the covered loans in the Unaudited Consolidated Statement of Financial Condition. As of March 31, 2011, Bank of Kansas has identified $16.0 million in cumulative net losses to submit to the FDIC under such loss sharing agreements.
Changes in the carrying and net accretable amounts for ASC 310.30 loans were as follows for the three months ended March 31, 2011 and March 31, 2010.

	For the three months ended March 31,
	2011		2010
	Net	Carrying	Net	Carrying
	accretable	amount	accretable	amount
(Dollars in thousands)	amount	of loans	amount	of loans

Fair value of acquired loans at beginning of period	$2,688	$53,628	$3,074	$85,405
Payments received	—	(3,196)	—	(7,333)
Transfers to other real estate / repossessed assets	4	(1,008)	(18)	(1,318)
Charge-offs	7	(362)	(3)	—
Amortization	(55)	55	(155)	155

Balance at end of period	$2,644	$49,117	$2,898	$76,909

Nonperforming / Past Due Loans. Southwest identifies past due loans based on contractual terms on a loan by loan basis and generally places loans, except for consumer loans, on nonaccrual when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. Interest accrual may also be discontinued earlier if, in management’s opinion, collection is unlikely. Generally, consumer installment loans are not placed on nonaccrual but are charged-off when they are four months past due. Accrued interest is written off when a loan is placed on nonaccrual status. Subsequent interest income is recorded when cash receipts are received from the borrower and collectibility of the principal amount is reasonably assured.
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

The following table presents the recorded investment in loans on nonaccrual status.

	At March 31, 2011		At December 31, 2010
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered

Real estate mortgage:
Commercial	$47,986	$4,407	$29,996	$4,391
One-to-four family residential	2,634	548	1,984	932
Real estate construction:
Commercial	53,881	4,179	53,269	4,744
One-to-four family residential	14,302	—	14,302	153
Commercial	16,104	667	6,977	581
Other consumer	27	8	38	5

Total nonaccrual loans	$134,934	$9,809	$106,566	$10,806

During the first three months of 2011, less than $0.1 million of interest income was received on nonaccruing loans. If interest on all nonaccrual loans had been accrued for the three months ended March 31, 2011, additional interest income of $1.7 million would have been recorded.
Included in noncovered nonaccrual loans as of March 31, 2011 and December 31, 2010, respectively, are thirteen and nine collateral dependent lending relationships with aggregate principal balances of approximately $104.2 million and $75.4 million and related impairment reserves of $8.7 million and $5.9 million, which were established either based on recent appraisal values obtained for the respective properties or the discounted present value of expected cash flows using the loan’s initial effective interest rate. At March 31, 2011, eleven of these lending relationships are in the commercial real estate industry and include a residential condominium construction project with two loans outstanding, two residential apartment complex relationships, one with two loans outstanding and the other with one loan outstanding, a retail building project with one loan outstanding, a hospital with one loan outstanding, a hotel construction relationship with two loans outstanding, a lending relationship consisting of four loans for residential care buildings, a residential land development lending relationship with two loans outstanding, and three commercial land development relationships each with one loan outstanding. The remaining two lending relationships are commercial lending relationships, with one relationship consisting of two loans and the other of five loans.

The following table presents an age analysis of past due loans at March 31, 2011 and December 31, 2010.

		90 days and				Recorded loans
	30-89 days	greater	Total past		Total	> 90 days and
(Dollars in thousands)	past due	past due	due	Current	loans	accruing

At March 31, 2011
Noncovered:
Real estate mortgage:
Commercial	$687	$47,986	$48,673	$1,253,491	$1,302,164	$—
One-to-four family residential	741	2,634	3,375	83,911	87,286	—
Real estate construction
Commercial	—	53,881	53,881	349,754	403,635	—
One-to-four family residential	—	14,302	14,302	12,456	26,758	—
Commercial	860	16,633	17,493	398,899	416,392	529
Other	541	27	568	41,625	42,193	—

Total — noncovered	2,829	135,463	138,292	2,140,136	2,278,428	529

Covered:
Real estate mortgage:
Commercial	$75	$4,407	$4,482	$24,447	$28,929	$—
One-to-four family residential	60	548	608	7,584	8,192	—
Real estate construction
Commercial	—	4,179	4,179	1,965	6,144	—
One-to-four family residential	—	—	—	281	281	—
Commercial	11	667	678	4,343	5,021	—
Other	3	8	11	539	550	—

Total — covered	149	9,809	9,958	39,159	49,117	—

Total	$2,978	$145,272	$148,250	$2,179,295	$2,327,545	$529

At December 31, 2010
Noncovered:
Real estate mortgage:
Commercial	$3,793	$30,510	$34,303	$1,276,161	$1,310,464	$514
One-to-four family residential	1,438	1,984	3,422	86,378	89,800	—
Real estate construction
Commercial	7,569	53,269	60,838	380,427	441,265	—
One-to-four family residential	—	14,302	14,302	13,127	27,429	—
Commercial	10,707	6,977	17,684	434,942	452,626	—
Other	1,236	41	1,277	43,626	44,903	3

Total — noncovered	24,743	107,083	131,826	2,234,661	2,366,487	517

Covered:
Real estate mortgage:
Commercial real estate	$227	$4,391	$4,618	$26,379	$30,997	$—
One-to-four family residential	142	932	1,074	8,048	9,122	—
Real estate construction
Commercial real estate	—	4,744	4,744	2,096	6,840	—
One-to-four family residential	108	153	261	178	439	—
Commercial	—	581	581	4,973	5,554	—
Other	14	5	19	657	676	—

Total — covered	491	10,806	11,297	42,331	53,628	—

Total	$25,234	$117,889	$143,123	$2,276,992	$2,420,115	$517

Impaired Loans. A loan is considered to be impaired when, based on current information and events, it is probable that Southwest will be unable to collect all amounts due according to the contractual terms of the loan agreement. Each loan deemed to be impaired (all loans on nonaccrual or restructured) is evaluated on an individual basis using the discounted present value of expected cash flows using the loan’s initial effective interest rate, the fair value of collateral, or the market value of the loan, and a specific allowance is recorded. Smaller balance, homogeneous loans, including mortgage, student, and consumer, are collectively evaluated for impairment. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired or performing restructured as applicable.
Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged-off when deemed uncollectible.
Impaired loans are presented in the following tables.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

At March 31, 2011
Noncovered:
With no specific allowance recorded:
Commercial real estate	$22,341	$23,900	$—	$16,597	$—
One-to-four family residential	506	555	—	399	1
Real estate construction	38,115	42,376	—	38,037	—
Commercial	3,531	4,710	—	2,758	44
With a specific allowance recorded:
Commercial real estate	72,062	79,793	8,971	68,337	—
One-to-four family residential	2,128	2,410	197	1,899	—
Real estate construction	45,068	48,025	5,297	44,658	—
Commercial	21,133	21,613	5,977	14,785	—
Other	27	34	7	18	—

Total noncovered	$204,911	$223,416	$20,449	$187,488	$45

Covered:
With no specific allowance recorded:
Commercial real estate	$4,407	$5,994	$—	$29,884	$—
One-to-four family residential	548	760	—	8,647	—
Real estate construction	4,179	5,162	—	7,034	—
Commercial	667	1,317	—	5,210	—
Other	8	21	—	605	—

Total covered	$9,809	$13,254	$—	$51,380	$—

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

At December 31, 2010
Noncovered:
With no related allowance recorded:
Commercial real estate	$30,064	$30,534	$—	$23,473	$16
One-to-four family residential	323	368	—	343	19
Real estate construction	46,978	51,644	—	36,141	741
Commercial	3,790	5,039	—	2,075	(49)
With an allowance recorded:
Commercial real estate	$42,732	$46,192	$10,813	$37,191	$—
One-to-four family residential	1,660	1,909	197	1,382	—
Real estate construction	35,579	37,667	5,313	26,217	—
Commercial	8,464	8,728	3,643	2,971	2
Other	38	48	28	34	—

Total noncovered	$169,628	$182,129	$19,994	$129,827	$729

Covered:
With no related allowance recorded:
Commercial real estate	$4,391	$6,120	$—	$35,783	$15
One-to-four family residential	932	1,104	—	10,848	43
Real estate construction	4,897	6,179	—	12,079	—
Commercial	581	1,092	—	8,852	8
Other	5	14	—	1,144	—

Total covered	$10,806	$14,509	$—	$68,706	$66

Included in the tables above are $89.0 million and $69.1 million in loans whose terms have been modified in troubled debt restructurings of which $70.0 million and $63.1 million are performing as of March 31, 2011 and December 31, 2010, respectively. Southwest has allocated $7.4 million and $7.0 million of specific reserves to these troubled debt restructured loans, respectively, and has no significant commitments to lend additional amounts.
The average recorded investment in impaired loans was $94.9 million and interest income recognized on the impaired loans was $0.3 million for the three month period ended March 31, 2010.
Credit Quality Indicators. To assess the credit quality of loans, Southwest categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debts such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. This analysis is performed on a quarterly basis. Southwest uses the following definitions for risk ratings:
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
Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans. As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows:

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total

At March 31, 2011
Grade:
Pass	$1,157,845	$91,450	$237,075	$370,041	$41,594	$1,898,005
Special Mention	34,154	798	15,607	13,136	1,100	64,795
Substandard	135,688	3,230	177,338	31,878	49	348,183
Doubtful	3,406	—	6,798	6,358	—	16,562

Total	$1,331,093	$95,478	$436,818	$421,413	$42,743	$2,327,545

At December 31, 2010
Grade:
Pass	$1,190,587	$93,961	$276,613	$399,344	$44,161	$2,004,666
Special Mention	13,854	1,840	24,023	13,436	1,340	54,493
Substandard	132,148	2,644	168,220	41,906	54	344,972
Doubtful	4,872	477	7,117	3,494	24	15,984

Total	$1,341,461	$98,922	$475,973	$458,180	$45,579	$2,420,115

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to operations. Loan amounts which are determined to be uncollectible are charged against this allowance, and recoveries, if any, are added to the allowance. The appropriate amount of the allowance is based on continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio. The amount of the loan loss provision for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate after the effects of net charge-offs for the period.
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
A specific allowance is recorded based on the result consistent with ASC 310.10.35, Receivables: Subsequent Measurement, for each impaired loan. Collateral dependent loans are evaluated for impairment based upon the fair value of the collateral. The amount and level of the impairment allowance is ultimately determined by management’s estimate of the amount of expected future cash flows or, if the loan is collateral dependent, on the value of collateral, which may vary from period to period depending on changes in the financial condition of the borrower or changes in the estimated value of the collateral. Charge-offs against the allowance for impaired loans are made when and to the extent loans are deemed uncollectible. Any portion of a collateral dependent impaired loan in excess of the fair value of the collateral that is determined to be uncollectible is charged off.
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
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment evaluation method.

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total

At March 31, 2011
Balance at beginning of period	$32,508	$1,597	$19,605	$10,605	$914	$65,229
Loans charged-off	(7,325)	(83)	(1,134)	(4,526)	(324)	(13,392)
Recoveries	35	25	122	189	27	398
Provision for loan losses	4,850	(122)	(1,174)	5,234	262	9,050

Balance at end of period	$30,068	$1,417	$17,419	$11,502	$879	$61,285

Period-end amount allocated to:
Individually evaluated for impairment	$8,971	$197	$5,297	$5,977	$7	$20,449
Collectively evaluated for impairment	21,097	1,220	12,122	5,525	872	40,836
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$30,068	$1,417	$17,419	$11,502	$879	$61,285

Loans receivable ending balance:
Individually evaluated for impairment	$94,403	$2,634	$83,183	$24,664	$27	$204,911
Collectively evaluated for impairment	1,207,761	84,652	347,210	391,728	42,166	2,073,517
Acquired with deteriorated credit quality	28,929	8,192	6,425	5,021	550	49,117

Total ending loans balance	$1,331,093	$95,478	$436,818	$421,413	$42,743	$2,327,545

At March 31, 2010
Allowance for loan losses ending balances:
Balance at beginning of period	$26,670	$2,454	$22,241	$10,052	$996	$62,413
Loans charged-off	(928)	(573)	(3,516)	(1,279)	(249)	(6,545)
Recoveries	9	15	596	131	18	769
Provision for loan losses	2,895	561	4,315	566	194	8,531

Balance at end of period	$28,646	$2,457	$23,636	$9,470	$959	$65,168

Period-end amount allocated to:
Individually evaluated for impairment	$5,905	$1,079	$2,682	$2,437	$33	$12,136
Collectively evaluated for impairment	22,741	1,378	20,954	7,033	926	53,032
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$28,646	$2,457	$23,636	$9,470	$959	$65,168

Loans receivable ending balance:
Individually evaluated for impairment	$28,520	$10,553	$54,648	$9,753	$38	103,512
Collectively evaluated for impairment	1,201,489	100,632	610,820	477,321	48,209	2,438,471
Acquired with deteriorated credit quality	37,487	10,843	16,446	10,807	1,326	76,909

Total ending loans balance	$1,267,496	$122,028	$681,914	$497,881	$49,573	$2,618,892

NOTE 4: FAIR VALUE MEASUREMENTS
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
     Available for sale securities — The fair value of U.S. Government and federal agency securities, equity securities, and residential mortgage-backed securities is estimated based on quoted market prices or dealer quotes. The fair value of other investments such as obligations of state and political subdivisions is estimated based on quoted market prices. The fair value of a certain private equity investment is estimated based on Southwest’s proportionate share of the net asset value, $1.5 million and $1.3 million as of March 31, 2011 and December 31, 2010, respectively. The investee invests in small and mid-sized U.S. financial institutions and other financial-related companies. This investment has a quarterly redemption with sixty-five days notice.
     Derivative instrument — Southwest utilizes an interest rate swap agreement to convert one of its variable-rate subordinated debentures to a fixed rate (cash flow hedge). The fair value of the interest rate swap agreement is obtained from dealer quotes.

The following table summarizes financial assets measured at fair value on a recurring basis.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

At March 31, 2011
Loans held for sale:
Student loans	$5,700	$—	$5,700	$—
One-to-four family residential	2,515	—	2,515	—
Government guaranteed commercial real estate	28,508	—	28,508	—
Other loans held for sale	625	—	625	—

Available for sale securities:
U.S. Government obligations	1,107	1,107	—	—
Federal agency securities	64,587	—	64,587	—
Obligations of state and political subdivisions	223	—	223	—
Residential mortgage-backed securities	177,866	—	177,866	—
Equity securities	1,611	143	1,468	—

Derivative instrument	(513)	—	(513)	—

Total	$282,229	$1,250	$280,979	$—

At December 31, 2010
Loans held for sale:
Student loans	$5,843	$—	$5,843	$—
One-to-four family residential	2,300	—	2,300	—
Government guaranteed commercial real estate	26,242	—	26,242	—
Other loans held for sale	809	—	809	—

Available for sale securities:
U.S. Government obligations	1,108	1,108	—	—
Federal agency securities	65,374	—	65,374	—
Obligations of state and political subdivisions	233	—	233	—
Residential mortgage-backed securities	180,017	—	180,017	—
Equity securities	1,489	222	1,267	—

Total	$283,415	$1,330	$282,085	$—

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
     Goodwill — Fair value of goodwill is based on the fair value of each of Southwest’s reporting units to which goodwill is allocated compared with their respective carrying value. There has been no impairment during 2011 or 2010; therefore, no fair value adjustment was recorded through earnings.
     Core deposit premiums — The fair value of core deposit premiums are based on third-party appraisals. There has been no impairment during 2011 or 2010; therefore, no fair value adjustment was recorded through earnings.
     Mortgage loan servicing rights — There is no active trading market for loan servicing rights. The fair value of loan servicing rights is estimated by calculating the present value of net servicing revenue over the anticipated life of each loan. A cash flow model is used to determine fair value. Key assumptions and estimates, including projected prepayment speeds and assumed servicing costs, earnings on escrow deposits, ancillary income, and discount rates, used by this model are based on current market sources. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults, and other relevant factors. The prepayment model is updated for changes in market conditions. There has been no impairment during 2011 or 2010; therefore, no fair value adjustment was recorded through earnings.
Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair Value	Identical Assets	Observable Inputs	Inputs	Total Gains
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)

At March 31, 2011
Noncovered impaired loans at fair value :
Commercial real estate	$72,478	$—	$69,045	$3,433	$(1,248)
One-to-four family residential	2,154	—	2,154	—	211
Real estate construction	45,147	—	31,642	13,505	3,637
Commercial	21,197	—	21,197	—	(4,777)
Other consumer	27	—	27	—	3

Total	$141,003	$—	$124,065	$16,938	$(2,174)

At December 31, 2010
Noncovered impaired loans at fair value :
Commercial real estate	$43,349	$—	$43,349	$—	$(5,003)
One-to-four family residential	1,660	—	1,660	—	1,819
Real estate construction	42,577	—	29,072	13,505	(4,144)
Commercial	9,727	—	9,727	—	(1,214)
Other consumer	38	—	38	—	86

Noncovered other real estate	37,722	—	37,722	—	(360)

Total	$135,073	$—	$121,568	$13,505	$(8,816)

Noncovered impaired loans measured at fair value with a carrying amount of $166.8 million were written down to a fair value of $141.0 million, resulting in a life-to-date impairment of $25.8 million, of which $2.2 million was included in the provision for loan losses for the three months ended March 31, 2011. As of December 31, 2010, noncovered impaired loans measured at fair value with a carrying amount of $125.2 million were written down to the fair value of $97.4 million at December 31, 2010, resulting in a life-to-date impairment charge of $27.9 million, of which $8.5 million was included in the provision for loan losses for the year ended December 31, 2010.
As of December 31, 2010, noncovered other real estate assets were written down to their respective fair values, resulting in impairment charges of $0.4 million, which was included in noninterest expense for the year ended December 31, 2010.
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
     Investment securities — The investment securities held to maturity are carried at cost. The fair value of the held to maturity securities is estimated based on quoted market prices or dealer quotes.
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

     Other assets — The estimated fair value of other assets, which primarily consists of investments carried at cost, prepaids, and deferred taxes, approximates their carrying values.
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
The carrying values and estimated fair values of Southwest’s financial instruments follow:

	At March 31, 2011		At December 31, 2010
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values

Cash and cash equivalents	$117,563	$117,563	$67,496	$67,496
Securities held to maturity	13,042	12,903	14,304	14,029
Securities available for sale	245,394	245,394	248,221	248,221
Total loans, net of allowance	2,266,260	2,160,413	2,354,886	2,279,605
Accrued interest receivable	8,789	8,789	8,590	8,590
Other assets	47,390	47,390	49,181	49,181
Deposits	2,218,571	2,098,045	2,252,728	2,119,840
Accrued interest payable	1,805	1,805	1,577	1,577
Other liabilities	9,010	9,010	8,981	8,981
Derivative instrument	(513)	(513)	—	—
Other borrowings	85,332	91,036	94,602	100,550
Subordinated debentures	81,963	84,061	81,963	84,654
NOTE 5: DERIVATIVE INSTRUMENTS
On February 11, 2011, Southwest entered into an interest rate swap agreement with a total notional amount of $25.0 million. The interest rate swap contract was designated as a hedging instrument in cash flow hedges with the objective of protecting the overall cash flow from Southwest’s quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven year period beginning February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month London Interbank Offered Rate (“LIBOR”). Under the swap, Southwest will pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85% on a total notional amount of $25.0 million, with quarterly settlements. The rate received by Southwest as of March 31, 2011 was 3.15%.
The estimated fair value of the interest rate derivative contract outstanding as of March 31, 2011 resulted in a loss of $0.5 million and was included in other liabilities in the statement of condition. Southwest obtained the counterparty valuation to validate its interest rate derivative contract as of March 31, 2011.
The effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument, $0.3 million as of March 31, 2011, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense. No ineffectiveness related to the interest rate derivative was recognized during the reporting period.
Net cash flows as a result of the interest rate swap agreement were $0.1 million for the quarter ended March 31, 2011 and were included in interest expense on subordinated debentures.

Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by Southwest’s asset/liability management committee. Southwest’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. There are no credit-risk-related contingent features associated with Southwest’s derivative contract.
The fair value of cash and securities posted as collateral by Southwest related to the derivative contract was $1.6 million at March 31, 2011.
NOTE 6: TAXES ON INCOME
In accordance with ASC 740, Income Taxes, the total gross balance of unrecognized tax benefits at March 31, 2011 was $5.5 million. Of this total, $1.9 million (net of federal benefit on state issues) represents the amount of unrecognized tax benefits that if recognized would favorably affect the effective tax rate in future periods.
Southwest recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses. For the three months ended March 31, 2011, an additional $0.3 million has been accrued in interest and penalties. Southwest had approximately $3.0 million accrued for interest and penalties at March 31, 2011.
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
NOTE 7: EARNINGS PER SHARE
Earnings per common share is computed using the two-class method prescribed by ASC 260, Earnings Per Share. Using the two-class method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which excludes outstanding unvested restricted stock. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method. Stock options and warrants with exercise prices greater than the average market price of common shares were not included in the computation of earnings per diluted share as they would have been antidilutive. On March 31, 2011 and 2010, there were 135,166 and 380,390 antidilutive stock options to purchase common shares, respectively. An antidilutive warrant to purchase 703,753 shares of common stock was also outstanding on March 31, 2011.

The following table sets forth the computation of basic and diluted earnings per common share:

	For the three months
	ended March 31,
(Dollars in thousands, except earnings per share data)	2011	2010

Numerator:
Net income	$2,461	$4,372
Preferred dividend	(875)	(875)
Warrant amortization	(178)	(168)

Net income available to common shareholders	$1,408	$3,329
Earnings allocated to participating securities	(2)	(11)

Numerator for basic earnings per common share	$1,406	$3,318
Effect of reallocating undistributed earnings of participating securities	—	—

Numerator for diluted earnings per common share	$1,406	$3,318

Denominator:
Denominator for basic earnings per common share -
Weighted average common shares outstanding	19,409,317	14,712,594
Effect of dilutive securities:
Stock options	3,967	11,981
Warrant	—	—

Denominator for diluted earnings per common share	19,413,284	14,724,575

Earnings per common share:
Basic	$0.07	$0.23

Diluted	$0.07	$0.23

NOTE 8: OPERATING SEGMENTS
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
Southwest identifies reportable segments by type of service provided and geographic location. Operating results are adjusted for borrowings, allocated service costs, and management fees. Portfolio loans are allocated based upon the state of the borrower or the location of the real estate in the case of real estate loans. Loans included in the Other States Banking segment are portfolio loans attributable to thirty-three states other than Oklahoma, Texas, or Kansas and primarily consist of healthcare and commercial real estate credits. These out of state loans are administered by offices in Oklahoma, Texas, or Kansas.
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
Beginning January 1, 2011, all segments of Southwest’s subsidiaries reported results using organizational profitability. Prior to January 1, 2011, only the segments of Stillwater National reported results using organizational profitability, while the segments of Bank of Kansas reported results using a direct profitability approach. The change in method did not materially affect segment reporting and had no impact on the consolidated results of Southwest. The amounts for the three months ending March 31, 2010 have been restated using consolidated organizational profitability.
The following table summarizes financial results by operating segment:

	For the Three Months Ended March 31, 2011
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations	Company

Net interest income	$10,997	$10,091	$3,369	$1,882	$311	$(1,229)	$25,421
Provision for loan losses	225	5,008	815	3,002	—	—	9,050
Noninterest income	1,873	424	529	53	145	225	3,249
Noninterest expenses	6,998	3,727	2,870	455	478	1,097	15,625

Income (loss) before taxes	5,647	1,780	213	(1,522)	(22)	(2,101)	3,995
Taxes on income	2,212	701	82	(598)	(9)	(854)	1,534

Net income (loss)	$3,435	$1,079	$131	$(924)	$(13)	$(1,247)	$2,461

Fixed asset expenditures	$19	$—	$28	$—	$3	$457	$507
Total loans at period end	838,006	953,123	272,685	226,383	37,348	—	2,327,545
Total assets at period end	862,907	946,457	296,567	221,007	39,139	412,951	2,779,028
Total deposits at period end	1,527,731	166,734	275,381	—	2,394	246,331	2,218,571

	For the Three Months Ended March 31, 2010
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations	Company

Net interest income	$10,944	$11,063	$4,032	$2,258	$353	$(1,849)	$26,801
Provision for loan losses	2,033	5,412	2,277	(1,191)	—	—	8,531
Noninterest income	2,057	409	669	133	745	165	4,178
Noninterest expenses	6,230	3,254	3,002	664	558	1,550	15,258

Income (loss) before taxes	4,738	2,806	(578)	2,918	540	(3,234)	7,190
Taxes on income	1,881	1,121	(256)	1,168	230	(1,326)	2,818

Net income (loss)	$2,857	$1,685	$(322)	$1,750	$310	$(1,908)	$4,372

Fixed asset expenditures	$19	$40	$27	$—	$43	$172	$301
Total loans at period end	926,870	1,063,511	342,596	260,329	25,586	—	2,618,892
Total assets at period end	942,869	1,051,089	359,815	254,438	28,436	438,276	3,074,923
Total deposits at period end	1,675,308	162,455	280,705	—	5,340	430,357	2,554,165
NOTE 9: NEW AUTHORITATIVE ACCOUNTING GUIDANCE
On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends ASC 820, Fair Value Measurements and Disclosures, to require a number of additional disclosures regarding fair value measurements. Specifically, entities are required to disclose: the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; the reasons for any transfers in or out of Level 3; and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances, and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 also amends ASC 820 to clarify certain existing disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all the amendments to ASC 820 made by ASU 2010-06 were effective for Southwest on January 1, 2010, and the required disclosures are reported in Note 5. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements became effective for Southwest on January 1, 2011, and did not have a significant impact on Southwest’s financial statements.
On July 21, 2010, FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”), which amends ASC 830, Receivables, to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses. ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, the activity in the allowance for credit losses as well as information about modified, impaired, nonaccrual, and past due loans and credit quality indicators. ASU 2010-20, as it relates to disclosures required as of the end of a reporting period was effective for Southwest’s financial statements as of December 31, 2010. Disclosures that relate to activity during a reporting period are required for Southwest’s financial statements issued after January 1, 2011. Southwest has incorporated the required disclosures, see Note 3.
On April 5, 2011, FASB issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 is effective for Southwest’s financial statements ending September 30, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Southwest is currently assessing the impact of the new guidance on its consolidated financial statements and disclosures.

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
These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws, regulations and accounting principles; changes in regulatory standards and examination policies, and a variety of other matters. These other matters include, among other things, the direct and indirect effects of economic conditions on interest rates, credit quality, loan demand, liquidity, and monetary and supervisory policies of banking regulators. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest’s past growth and performance do not necessarily indicate its future results. For other factors, risks, and uncertainties that could cause actual results to differ materially from estimates and projections contained in forward-looking statements, please read the “Risk Factors” contained in Southwest’s reports to the Securities and Exchange Commission.
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
Southwest considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on Southwest’s financial statements. Accounting policies related to the allowance for loan losses and goodwill and other intangible assets are considered to be critical, as these policies involve considerable subjective judgment and estimation by management.
For additional information regarding critical accounting policies, refer to “Note 1: Summary of Significant Accounting and Reporting Policies” in the Notes to the Consolidated Financial Statements and the sections captioned “Critical Accounting Policies” and “Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of

Operations included in Southwest’s 2010 Annual Report on Form 10-K. There have been no significant changes in Southwest’s application of critical accounting policies since December 31, 2010.
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
Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest became a public company in late 1993. At March 31, 2011, Southwest had total assets of $2.8 billion, deposits of $2.2 billion, and shareholders’ equity of $379.4 million.
Southwest’s banking philosophy has led to the development of a line of deposit, lending, and other financial products that respond to professional and commercial customers needs for speed, efficiency, and information and complement more traditional banking products. Southwest has developed a highly automated lockbox, imaging, and information service for commercial customers called “SNB Digital Lockbox” and deposit products that automatically sweep excess funds from commercial demand deposit accounts and invest them in interest bearing funds. Other specialized financial services include integrated document imaging and cash management services designed to help our customers in the healthcare industry and other record-intensive enterprises operate more efficiently. Information regarding Southwest is available online at www.oksb.com. Information regarding the products and services of Southwest’s subsidiaries is available online at www.banksnb.com and www.bankofkansas.com. The information on these websites is not a part of this report on Form 10-Q.
Southwest focuses on converting its strategic vision into long-term shareholder value. Our vision includes a commercial banking model and a community banking model focused on more traditional banking operations in our three-state market.
At March 31, 2011, the Texas Banking segment accounted for $953.1 million in loans, the Oklahoma Banking segment accounted for $838.0 million in loans, the Kansas Banking segment accounted for $272.7 million in loans, and the Other States Banking segment accounted for $226.4 million in loans. Southwest offers products to the student, residential mortgage, and rural healthcare lending markets. These operations comprise the Secondary Market business segment. At March 31, 2011, Secondary Market loans accounted for $37.3 million in loans. Southwest engages in residential mortgage lending, but residential mortgages have not been a significant element of Southwest’s strategy. Please see “Financial Condition: Loans” below for additional information.
For additional information on Southwest’s operating segments, please see “Note 8: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements.
FINANCIAL CONDITION
Investment Securities
Southwest’s investment security portfolio decreased $4.1 million, or 2%, from $262.5 million at December 31, 2010, to $258.4 million at March 31, 2011. The decrease is primarily the result of a $2.1 million, or 1%, decrease in residential mortgage-backed securities, a $1.3 million, or 9%, decrease in tax-exempt securities, and a $0.8 million, or 1%, decrease in U.S. government and agency securities, offset in part by a $0.1 million, or 8%, increase in other equity securities during the first three months of 2011.
Loans
Total loans, including loans held for sale, were $2.3 billion at March 31, 2011, a 4% decrease from December 31, 2010. All loan classifications decreased.

The following table presents the trends in the composition of the loan portfolio at the dates indicated:

	March 31,		December 31,
	2011		2010		Total	Total
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered	$ Change	% Change

Real estate mortgage
Commercial	$1,302,164	$28,929	$1,310,464	$30,997	$(10,368)	(0.77)%
One-to-four family residential	87,286	8,192	89,800	9,122	(3,444)	(3.48)
Real estate construction
Commercial	403,635	6,144	441,265	6,840	(38,326)	(8.55)
One-to-four family residential	26,758	281	27,429	439	(829)	(2.97)
Commercial	416,392	5,021	452,626	5,554	(36,767)	(8.02)
Installment and consumer
Guaranteed student loans	5,700	—	5,843	—	(143)	(2.45)
Other	36,493	550	39,060	676	(2,693)	(6.78)

Total loans	$2,278,428	$49,117	$2,366,487	$53,628	$(92,570)	(3.83)%

The composition of loans held for sale and reconciliation to total loans is shown in the following table:

	March 31,	December 31,
(Dollars in thousands)	2011	2010	$ Change	% Change

Loans held for sale:
Student loans	$5,700	$5,843	$(143)	(2.45)%
One-to-four family residential	2,515	2,300	215	9.35
Government guaranteed commercial real estate	28,508	26,242	2,266	8.64
Other loans held for sale	625	809	(184)	(22.74)

Total loans held for sale	37,348	35,194	2,338	6.64
Noncovered portfolio loans	2,241,080	2,331,293	(90,213)	(3.87)
Covered portfolio loans	49,117	53,628	(4,511)	(8.41)

Total loans	$2,327,545	$2,420,115	$(92,386)	(3.82)%

Management determines the appropriate level of the allowance for loan losses using an established methodology. (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements.) The allowance for loan losses is comprised of two primary components. Loans deemed to be impaired (all loans on nonaccrual or restructured) are evaluated on an individual basis using the discounted present value of expected cash flows, the fair value of collateral, or the market value of the loan, and a specific allowance is recorded based upon the result. Collateral dependent loans are evaluated for impairment based upon the fair value of the collateral. Any portion of a collateral dependent impaired loan in excess of the fair value of the collateral that is determined to be uncollectible is charged off. Loans other than impaired loans are segmented into loan pools by type of loan. The allowance on these other loans is determined by use of historical loss ratios adjusted for qualitative internal and external risk factors.
At March 31, 2011, the allowance for loan losses was $61.3 million, a decrease of $3.9 million, or 6%, from the allowance for loan losses at December 31, 2010. Changes in the amount of the allowance resulted from the application of the methodology, which is designed to estimate inherent losses on total portfolio loans, including nonperforming loans. At March 31, 2011, the allowance on the $134.9 million in noncovered nonaccrual loans was $13.1 million (9.7%), compared with an allowance on $106.6 million in noncovered nonaccrual loans at December 31, 2010 of $12.9 million (12.1%), an increase in the allowance of $0.2 million, or 2%. At March 31, 2011, the allowance for noncovered troubled debt restructured loans was $7.4 million (10.6%), compared to $7.0 million (11%) at December 31, 2010, an increase in the allowance of $0.4 million, or 6%. At March 31, 2011, the allowance for other noncovered loans was $40.8 million (1.9%), compared to $45.3 million (2.1%) at December 31, 2010, a decrease in the allowance of $4.5 million, or 10%. The decrease in the allowance related to these other noncovered loans mainly resulted from consideration of certain trends and qualitative factors. These included management’s assessment of economic risk (particularly with respect to commercial and commercial real estate loans), and asset quality trends, including levels of potential problem loans and loan concentrations in commercial real estate mortgage and construction loans, which together comprised approximately 75% of our noncovered loans at March 31, 2011, and portfolio loss trends. Based on its analysis, management believes the amount of the allowance is appropriate. Covered loans were $49.1 million and $53.6 million as of March 31, 2011 and December 31, 2010, respectively. These loans are subject to protection under the loss sharing agreements with the FDIC and currently do not have an allowance for loan losses.
The amount of the loan loss provision for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs for the period. Net charge-offs for the first three months of 2011 were $13.0 million, an increase of $7.2 million, or 124%, over the $5.8 million recorded for the first three months of 2010. The provision for loan losses for the first three months of 2011 was $9.1 million, representing an increase of $0.5 million, or 6%, from the $8.5 million recorded for the first three months of 2010.
At March 31, 2011, the allowance for loan losses was 45.24% of noncovered nonperforming loans, compared to 60.91% of noncovered nonperforming loans, at December 31, 2010 (see “Provision for Loan Losses” on page 34). Noncovered nonaccrual loans, which comprise the majority of noncovered nonperforming loans, were $134.9 million as of March 31, 2011, an increase of $28.4 million, or 27%, from December 31, 2010. Noncovered nonaccrual loans at March 31, 2011 were comprised of 59 relationships and were primarily concentrated in real estate construction (51%) and commercial real estate (36%) loans. All noncovered nonaccrual loans are considered impaired and are carried at their estimated collectible amounts. Noncovered loans 90 days or more past due, another component of noncovered nonperforming loans, remained relatively flat at $0.5 million compared to December 31, 2010. These noncovered loans are believed to have sufficient collateral and are in the process of being collected. Covered nonperforming loans of $9.8 million are subject to protection under the loss share agreements with the FDIC.

	March 31,		December 31,
	2011		2010
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered

Nonaccrual loans:
Commercial real estate	$47,986	$4,407	$29,996	$4,391
One-to-four family residential	2,634	548	1,984	932
Real estate construction	68,183	4,179	67,571	4,897
Commercial	16,104	667	6,977	581
Other consumer	27	8	38	5

Total nonaccrual loans	134,934	9,809	106,566	10,806

Past due 90 days or more:
Commercial real estate	—	—	514	—
One-to-four family residential	—	—	—	—
Real estate construction	—	—	—	—
Commercial	529	—	—	—
Other consumer	—	—	3	—

Total past due 90 days or more	529	—	517	—

Total nonperforming loans	135,463	9,809	107,083	10,806
Other real estate	41,067	4,016	37,722	4,187

Total nonperforming assets	$176,530	$13,825	$144,805	$14,993

Performing restructured	$2,166	$—	$2,177	$—

Nonperforming assets to portfolio loans receivable and other real estate	7.74%	26.02%	6.11%	25.93%
Nonperforming loans to portfolio loans receivable	6.04%	19.97%	4.59%	20.15%
Allowance for loan losses to nonperforming loans	45.24%	—	60.91%	—
At March 31, 2011 and December 31, 2010, thirteen and nine credit relationships represented 77% and 70% of noncovered nonperforming loans and 59% and 52% of noncovered nonperforming assets, respectively. As of March 31, 2011, these credit relationships were all collateral dependent and included eleven commercial real estate lending relationships and two commercial lending relationships with aggregate principal balances of $104.2 million and related impairment reserves of $8.6 million.
Performing loans considered potential problem loans, loans which are not included in the past due, nonaccrual, or restructured categories but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, amounted to approximately $220.9 million at March 31, 2011, compared to $236.6 million at December 31, 2010. Included are $3.4 million and $3.5 million, respectively, of covered potential problem loans, which are subject to protection under the loss share agreements with the

FDIC. Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.
At March 31, 2011, the reserve for unfunded loan commitments was $1.8 million, a $0.1 million, or 3%, decrease from the amount at December 31, 2010. Management believes the amount of the reserve is appropriate and the decreased amount is the result of application of our methodology.
Deposits and Other Borrowings
Southwest’s deposits were $2.2 billion and $2.3 billion at March 31, 2011 and December 31, 2010, respectively. The following table presents the trends in the composition of deposits at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2011	2010	$ Change	% Change

Noninterest-bearing demand	$369,013	$377,182	$(8,169)	(2.17)%
Interest-bearing demand	112,731	92,584	20,147	21.76
Money market accounts	486,770	495,253	(8,483)	(1.71)
Savings accounts	28,440	26,665	1,775	6.66
Time deposits of $100,000 or more	669,817	694,565	(24,748)	(3.56)
Other time deposits	551,800	566,479	(14,679)	(2.59)

Total deposits	$2,218,571	$2,252,728	$(34,157)	(1.52)%

Stillwater National has substantial unused borrowing availability in the form of unsecured brokered certificate of deposits from Bank of America Merrill Lynch, Citigroup Global Markets, Inc., Wells Fargo Bank, NA, UBS Securities, LLC, RBC Capital Markets Corp., and Morgan Stanley & Co., Inc. in connection with its retail certificate of deposit program. At March 31, 2011, $96.9 million in these retail certificates of deposit were included in time deposits of $100,000 or more, a decrease of $13.1 million, or 12%, from December 31, 2010.
Stillwater National has other brokered certificates of deposit totaling $0.7 million and $1.0 million as of March 31, 2011 and December 31, 2010, respectively, included in time deposits of $100,000 or more in the above table.
Other borrowings, which includes short-term federal funds purchased, FHLB borrowings, and repurchase agreements, decreased $9.3 million, or 10%, to $85.3 million during the first three months of 2011. The decrease reflects the changes in the need for other funding based on lending activities for the period.
Shareholders’ Equity
Shareholders’ equity increased $1.5 million, or less than 1%, due to earnings of $2.5 million, offset in part by preferred dividends declared totaling $0.9 million for the first three months of 2011. Net unrealized holding gains on available for sale investment securities and derivative instruments (net of tax) decreased to $0.8 million at March 31, 2011, compared to $1.0 million at December 31, 2010.
At March 31, 2011, Southwest, Stillwater National, and Bank of Kansas continued to exceed all applicable regulatory capital requirements. See “Capital Requirements” on page 35.
RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2011 and 2010
Net income available to common shareholders for the first quarter of 2011 of $1.4 million represented a decrease of $1.9 million, or 58%, from the $3.3 million earned in the first quarter of 2010. Diluted earnings per share were $0.07, compared to $0.23, a 70% decrease, which reflects the additional shares that were issued in the common stock offering in April 2010. The decrease in quarterly net income available to common shareholders was the result of a $1.4 million, or 5%, decrease in net interest income, a $0.9 million, or 22%, decrease in noninterest income, a $0.5 million, or 6%, increase in the provision for loan losses, and a $0.4 million, or 2% increase in noninterest expense, offset in part by a $1.3 million, or 46%, decrease in income tax expense.

Provisions for loan losses are booked in the amounts necessary to increase the allowance for loan losses to an appropriate level at period end after net charge-offs for the period. The necessary provision for first quarter of 2011 was $0.5 million more than the provision required for first quarter of 2010. (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 34.)
On an operating segment basis, the decrease in net income was the net result of a $2.7 million decrease in net income from the Other States Banking segment, a $0.6 million decrease in net income from the Texas Banking segment, and a $0.3 million decrease in net income from the Secondary Market segment, offset in part by a $0.7 million decrease in net loss from the Other Operations segment, a $0.6 million increase in net income from the Oklahoma Banking segment, and a $0.5 million increase in net income from the Kansas Banking segment.
Net Interest Income

	For the three months
	ended March 31,
(Dollars in thousands)	2011	2010	$ Change	% Change

Interest income:
Loans	$30,539	$34,372	$(3,833)	(11.15)%
Investment securities:
U.S. government and agency obligations	376	596	(220)	(36.91)
Mortgage-backed securities	1,245	1,446	(201)	(13.90)
State and political subdivisions	80	65	15	23.08
Other securities	45	63	(18)	(28.57)
Other interest-earning assets	140	217	(77)	(35.48)

Total interest income	32,425	36,759	(4,334)	(11.79)

Interest expense:
Interest-bearing demand deposits	124	132	(8)	(6.06)
Money market accounts	677	1,013	(336)	(33.17)
Savings accounts	16	16	—	0.00
Time deposits of $100,000 or more	2,349	4,024	(1,675)	(41.63)
Other time deposits	1,967	2,989	(1,022)	(34.19)
Other borrowings	497	517	(20)	(3.87)
Subordinated debentures	1,374	1,267	107	8.45

Total interest expense	7,004	9,958	(2,954)	(29.66)

Net interest income	$25,421	$26,801	$(1,380)	(5.15)%

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
Yields on Southwest’s interest-earning assets decreased 11 basis points, while the rates paid on Southwest’s interest-bearing liabilities decreased 26 basis points, resulting in an increase in the interest rate spread to 3.44% for the first quarter of 2011 from 3.29% for the first quarter of 2010. During the same periods, annualized net interest margin was 3.78% and 3.59%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 132.93% from 122.68%. Included in first quarter of 2011 net interest margin is a net interest margin recovery of $0.1 million from the quarterly adjustment of the discount accretion on loans and loss share receivable offset in part by interest reversals on nonaccrual loans. Included in first quarter 2010 net interest margin was a net recovery of $0.4 million from the resolution of a nonperforming loans and the quarterly adjustment of the discount accretion on loans and the loss share receivable, offset by interest reversals on nonaccrual loans. The net effects of these adjustments on net interest margin were a 1 basis point increase in the first quarter of 2011 and a 5 basis point increase in the first quarter of 2010.

The decrease in total interest income was the result of a decrease in the yield earned on interest-earning assets and a $298.8 million, or 10%, decrease in average interest-earning assets. Southwest’s average loans decreased $291.3 million, or 11%, and the related yield decreased to 5.21% for the first quarter of 2011 from 5.22% for the first quarter of 2010. During the same period, average investment securities increased $15.1 million, or 6%; however, the related yield decreased to 2.76% from 3.65% in 2010. Average other interest earning assets decreased $22.7 million, or 20% and the related yield decreased to 0.61% for the first quarter of 2011 from 0.76% for the first quarter of 2010.
The decrease in total interest expense can be attributed to the decrease in rates paid on interest-bearing liabilities and the effects of a $415.0 million, or 17%, decrease in average interest-bearing liabilities. Southwest’s average total interest-bearing deposits decreased $407.9 million, or 18%, and the related rates paid for interest expense decreased to 1.10% for the first quarter of 2011 from 1.45% for the first quarter of 2010. Average other borrowings decreased $7.1 million, or 7%; however, the related rates paid for interest expense increased to 2.23% for the first quarter of 2011 from 2.15% for the first quarter of 2010.
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

	For the three months ended March 31,
	2011 vs. 2010
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate

Interest earned on:
Noncovered loans receivable (1)	$(3,326)	$(3,322)	$(4)
Covered loans receivable	(507)	(525)	18
Investment securities (1)	(483)	56	(539)
Other interest-earning assets	(18)	(9)	(9)

Total interest income	(4,334)	(3,566)	(768)

Interest paid on:
Interest-bearing demand	(8)	6	(14)
Money market accounts	(336)	(26)	(310)
Savings accounts	—	1	(1)
Time deposits	(2,697)	(1,535)	(1,162)
Other borrowings	(20)	(39)	19
Subordinated debentures	107	—	107

Total interest expense	(2,954)	(1,540)	(1,414)

Net interest income	$(1,380)	$(2,026)	$646

(1)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

UNAUDITED AVERAGE BALANCES, YIELDS AND RATES
The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the three months ended March 31,
	2011			2010
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Assets
Noncovered loans (1) (2)	$2,326,882	$29,655	5.17%	$2,587,603	$32,981	5.17%
Covered loans (1)	51,494	884	6.96	82,043	1,391	6.88
Investment securities (2)	256,384	1,746	2.76	241,276	2,170	3.65
Other interest-earning assets	92,692	140	0.61	115,374	217	0.76

Total interest-earning assets	2,727,452	32,425	4.82	3,026,296	36,759	4.93
Other assets	91,807			79,238

Total assets	$2,819,259			$3,105,534

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$112,441	$124	0.45%	$107,510	$132	0.50%
Money market accounts	491,306	677	0.56	504,486	1,013	0.81
Savings accounts	27,741	16	0.23	25,628	16	0.25
Time deposits	1,248,152	4,316	1.40	1,649,888	7,013	1.72

Total interest-bearing deposits	1,879,640	5,133	1.10	2,287,512	8,174	1.45
Other borrowings	90,198	497	2.23	97,297	517	2.15
Subordinated debentures	81,969	1,374	6.70	81,963	1,267	6.18

Total interest-bearing liabilities	2,051,807	7,004	1.38	2,466,772	9,958	1.64

Noninterest-bearing demand deposits	365,161			303,684
Other liabilities	19,789			19,032
Shareholders’ equity	382,502			316,046

Total liabilities and shareholders’ equity	$2,819,259			$3,105,534

Net interest income and interest rate spread		$25,421	3.44%		$26,801	3.29%

Net interest margin (3)			3.78%			3.59%

Ratio of average interest-earning assets to average interest-bearing liabilities	132.93%			122.68%

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.

(2)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

(3)	Net interest margin = annualized net interest income / average interest-earning assets

Noninterest Income

	For the three months
	ended March 31,
(Dollars in thousands)	2011	2010	$ Change	% Change

Noninterest income:
Other service charges	$2,478	$2,698	$(220)	(8.15)%
Other fees	400	398	2	0.50
Other noninterest income	177	90	87	96.67
Gain on sales of loans:
Student loan sales	—	624	(624)	(100.00)
One-to-four family residential	193	267	(74)	(27.72)
All other loan sales	1	94	(93)	—
Gain on sale/call of investment securities	—	7	(7)	(100.00)

Total noninterest income	$3,249	$4,178	$(929)	(22.24)%

The decrease in other service charges is the result of decreased overdraft service charges and deposit account service charges.
Gain on sales of loans is a reflection of the activity in the student, mortgage, and commercial lending areas discussed elsewhere in this report.
Noninterest Expense

	For the three months
	ended March 31,
(Dollars in thousands)	2011	2010	$ Change	% Change

Noninterest expense:
Salaries and employee benefits	$7,515	$7,580	$(65)	(0.86)%
Occupancy	2,804	2,783	21	0.75
FDIC and other insurance	1,243	1,587	(344)	(21.68)
Other real estate (net)	436	106	330	311.32
Unfunded loan commitment reserve	(55)	(465)	410	(88.17)
Other general and administrative	3,682	3,667	15	0.41

Total noninterest expense	$15,625	$15,258	$367	2.41%

The number of full-time equivalent employees decreased from 432 at the beginning of the quarter to 424 as of March 31, 2011. For the first quarter of 2010, the number of full-time equivalent employees decreased from 466 at the beginning of the quarter to 455 as of March 31, 2010.
Southwest’s financial institution subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates. The decrease from prior year is the result of the decrease in average deposits.
The unfunded loan commitment reserve expense increased as a result of the stabilization in the level of commitments in the first quarter of 2011 when compared to a decline in the level of commitments the same period of the prior year.
Provisions for Loan Losses
Southwest records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the levels Southwest determines are appropriate. (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements.)
The allowance for loan losses of $61.3 million at March 31, 2011 decreased $3.9 million, or 6%, from year-end 2010. A provision for loan losses of $9.1 million was recorded in the first three months of 2011, an increase of $0.5 million, or 6%, from the first three months of 2010. The increase in the provision for loan losses was the result of the calculations of the appropriate allowance at each period end. (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Loans” on page 27.)

Taxes on Income
Southwest’s income tax expense was $1.5 million and $2.8 million for the first three months of 2011 and 2010, respectively, a decrease of $1.3 million, or 46%. The effective tax rate for the first three months of 2011 was 38.40% while the effective tax rate for the first three months of 2010 was 39.19%. The decrease in the effective tax rate is the result of decreased income.
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
Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program. The outstanding balance of those notes was $1.6 million at March 31, 2011. Stillwater National has approved federal funds purchase lines totaling $232.0 million with seven banks; $60,000 was outstanding on these lines at March 31, 2011. Stillwater National is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program. Collateral under this program consists of pledged selected commercial and industrial loans. Currently the collateral will allow Stillwater National to borrow up to $110.1 million. As of March 31, 2011, no borrowings were made through the BIC program. In addition, Stillwater National has available a $414.1 million line of credit and Bank of Kansas has a $70.0 million line of credit from the FHLB. Borrowings under the FHLB lines are secured by investment securities and loans. At March 31, 2011, the Stillwater National FHLB line of credit had an outstanding balance of $51.5 million, and the Bank of Kansas line of credit had an outstanding balance of $5.0 million.
(See also “Deposits and Other Borrowings” on page 30 for funds available on brokered certificate of deposit lines of credit and “Note 8: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements for a discussion on Southwest’s funds management unit.)
Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of U.S. government agency obligations, which are designated as pledged with Stillwater National’s safekeeping agent. These transactions are for one to four day periods. Outstanding balances under this program were $27.2 million and $33.2 million as of March 31, 2011 and March 31, 2010, respectively.
At March 31, 2011, $202.7 million of the total carrying value of investment securities of $254.8 million were pledged as collateral to secure public and trust deposits, sweep agreements, and borrowings from the FHLB. Any amount over pledged can be released at any time
During the first three months of 2011, no category of short-term borrowings had an average balance that exceeded 30% of ending shareholders’ equity.
During the first three months of 2011, cash and cash equivalents increased by $50.1 million, or 74%, to $117.6 million. This increase was the net result of cash provided from investing activities of $79.3 million (primarily from net repayments of loans and proceeds from repayments, call and maturities of securities) and cash provided by operating activities of $15.1 million, offset in part by cash used in financing activities of $44.4 million (primarily from decreases in deposits).
During the first three months of 2010, cash and cash equivalents increased by $27.5 million, or 23%, to $146.3 million. This increase was the net result of cash provided by operating activities of $46.8 million and cash provided from investing activities of $19.8 million (primarily net repayments of loans and proceeds from repayments, calls and maturities of available for sale securities), offset in part by cash used in financing activities of $39.2 million (primarily from decreases in deposits).

CAPITAL REQUIREMENTS
Bank holding companies are required to maintain capital ratios in accordance with regulations adopted by the Federal Reserve Bank. The guidelines are commonly known as Risk-Based Capital Guidelines. At March 31, 2011, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 19.77%, a Tier I risk-based capital ratio of 18.49%, and a leverage ratio of 15.95%. As of March 31, 2011, Stillwater National and Bank of Kansas met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, or Bank of Kansas by bank regulators.
On January 27, 2010, Stillwater National informally agreed with the Office of the Comptroller of the Currency, its primary federal regulator, to maintain a ratio of capital to risk weighted assets of at least 12.5% and a Tier 1 leverage ratio of at least 8.5%. As of March 31, 2011, Stillwater National had a capital to risk weighted assets ratio of 17.94% and a Tier 1 leverage ratio of 14.28%.
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
The earnings simulation model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows, and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net income. Actual results differ from simulated results due to timing, cash flows, magnitude, and frequency of interest rate changes, and changes in market conditions and management strategies, among other factors.
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

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp

Policy Limit	(18.00)%	(10.00)%	(5.00)%
March 31, 2011	(1.77)%	(4.98)%	(4.35)%
December 31, 2010	1.58%	(2.77)%	(3.30)%
The current overnight rate as established by the Federal Open Market Committee is in the 0% to 0.25% range. Southwest believes that all down rate scenarios are impractical since they would result in an overnight rate of less than 0%. As a result, the down 100 bp, down 200 bp, and down 300 bp scenarios have been excluded. Net interest income at risk increased in each of the rising interest rate scenarios when compared to the December 31, 2010 risk position. Southwest’s greatest exposure to changes in interest rate is in the +200 bp scenario with a decline in net interest income of (4.98%) at March 31, 2011, a 2.21 percentage point decline from the December 31, 2010 level of (2.77%). All of the above measures of net interest income at risk remain well within prescribed policy limits.
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

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

Policy Limit	(35.00)%	(20.00)%	(10.00)%
March 31, 2011	(5.65)%	(4.27)%	(1.92)%
December 31, 2010	(2.15)%	(1.35)%	(0.47)%
As of March 31, 2011, the economic value of equity measure declined in each of the three rising interest rate scenarios when compared to the December 31, 2010 percentages. Southwest’s largest economic value of equity exposure is the +300 bp scenario which declined 3.50 percentage points to (5.65%) at March 31, 2011 from the December 31, 2010 value of (2.15%). The economic value of equity ratio in all scenarios remains well within Southwest’s asset/liability management policy limits.
* * * * * * *
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of March 31, 2011. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of March 31, 2011.
First Three Months of 2011 Changes in Internal Control over Financial Reporting
No change occurred during the first three months of 2011 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal proceedings

None

Item 1A:	Risk Factors

There were no material changes in risk factors during the first three months of 2011 from those disclosed in Southwest’s Form 10-K for the year ended December 31, 2010.

Item 2:	Unregistered sales of equity securities and use of proceeds

There were no unregistered sales of equity securities by Southwest during the quarter ended March 31, 2011.

There were no purchases of Southwest’s common stock by or on behalf of Southwest or any affiliated purchasers of Southwest (as defined in Securities and Exchange Commission Rule 10b-18) during the three months ended March 31, 2011.

Item 3:	Defaults upon senior securities

None

Item 4:	(removed and reserved)

Item 5:	Other information

Credit Management Restructure

Southwest has established a disciplined program to identify and resolve problem credits, as described elsewhere in this report. Still, Southwest is far from satisfied with the levels of problem and classified assets. After serious study, the Board of Directors and Management have decided to realign the executive management resources to provide maximum focus on the identification and resolution of problem and classified assets. Therefore, Southwest is pleased to announce that Jerry Lanier (age 62), Executive Vice President, will devote all of his attention to those tasks as the new Chief Resolution Officer. Jerry, who is a former National Bank Examiner with years of bank executive experience, will manage an expanded workout force and is ceding his other responsibilities as Chief Lending Officer to focus solely on resolutions. He joined Southwest in 1998.

To make this realignment immediately possible while ensuring continuity, Southwest has appointed experienced senior management to the positions of interim Chief Banking Officer (“CBO”) and interim Chief Credit Officer (“CCO”). Southwest has also retained an experienced executive search firm to help fill these positions on a permanent basis. Southwest is considering internal and external applications for the positions. The Board of Directors and Rick Green, President and CEO, are confident that each of the interim officers will do an excellent job.

The CBO is responsible for management of our commercial lending operations and commercial deposits, including responsibility for our commercial offices in Oklahoma and Texas. Our regional presidents in Oklahoma and Texas now report to the CBO. John Osborne (age 60), President of Oklahoma City Division, is interim CBO. He is a widely known and well respected, experienced commercial bank president, chief executive officer, and commercial lender with over 35 years of experience in the Oklahoma City market. He joined Southwest in 2007.

The CCO has responsibility for credit functions, including lending policy, credit analysis, credit approvals, risk rating accuracy, training, and workouts. Priscilla Barnes (age 54), Executive Vice President, Regulatory Risk Management, and Secretary, is interim CCO. Priscilla is an experienced banker with over

31 years of banking industry experience and is a former Federal Reserve Bank examiner. She has been with Southwest since 2005. The CBO and CCO both report directly to President and CEO, Rick Green.

Corrections of Certain Statement of Condition and Problem and Potential Problem Loan Data

This Quarterly Report on Form 10-Q includes corrected data regarding the derivative instrument, charge-offs, problem assets, troubled debt restructurings, nonaccrual loans, and potential problem loans as of and for the quarter ended March 31, 2011, which differ from and supersede data included in the Earnings Release dated April 19, 2011. These corrections had no effect on the statement of operations or earnings per common share for the first quarter of 2011.

The following tables present the corrected items.

	As Previously		As
(Dollars in thousands)	Reported	Adjustment	Adjusted

Selected Balance Sheet Data
Noncovered loans receivable	$2,243,105	$(2,025)	$2,241,080
Allowance for loan losses	(63,310)	2,025	(61,285)
Other assets	47,195	195	47,390
Total assets	2,778,833	195	2,779,028

Other liabilities	7,471	1,026	8,497
Subordinated debentures	82,476	(513)	81,963
Total liabilities	2,399,165	513	2,399,678

Accumulated other comprehensive income	1,134	(318)	816
Total shareholder’s equity	379,668	(318)	379,350

Selected Unaudited Quarterly Summary Financial Data
Per Share Data
Book value per common share	16.04	(0.02)	16.62
Tangible book value per share	15.69	(0.02)	15.67
Loan Composition — Noncovered
Real estate mortgage:
Commercial	1,302,254	(90)	1,302,164
One-to-four family residential	87,324	(38)	87,286
Real estate construction: commercial	403,954	(319)	403,635
Commercial	417,970	(1,578)	416,392
Total noncovered loans, including held for sale	2,280,453	(2,025)	2,278,428
Less allowance for loan losses	(63,310)	2,025	(61,285)

Loans by Segment
Oklahoma banking	838,464	(458)	838,006
Texas banking	954,584	(1,461)	953,123
Other states banking	226,489	(106)	226,383
Subtotal	2,292,222	(2,025)	2,290,197
Total loans	2,329,570	(2,025)	2,327,545

	As Previously		As
(Dollars in thousands)	Reported	Adjustment	Adjusted

Selected Unaudited Quarterly Supplemental Analytical Data
Nonperforming Assets — Noncovered
Nonaccrual loans	107,303	27,631	134,934
Total nonperforming loans	107,832	27,631	135,463
Total nonperforming assets	148,899	27,631	176,530

Potential problem loans	204,834	12,572	217,406

Allowance Activity
Charege-offs	11,367	2,025	13,392
Net charge-offs	10,969	2,025	12,994
Balance, end of period	63,310	(2,025)	61,285

Asset Quality Ratios
Net loan charge-offs to average portfolio loans (annualized)	1.90%	0.35%	2.25%

Noncovered
Nonperforming assets to portfolio loans and other real estate	6.52	1.22	7.74
Nonperforming loans to portfolio loans	4.81	1.23	6.04
Allowance for loan losses to portfolio loans	2.82	(0.09)	2.73
Allowance for loan losses to nonperforming loans	58.71	(13.47)	45.24

Key and Capital Ratios
Shareholders’ equity to total assets	13.66	(0.01)	13.65
Tangible common equity to tangible assets	11.00	(0.01)	10.99

Regulatory Capital Data
Total capital	$478,736	$(23)	$478,713
Total risk adjusted assets	2,421,580	172	2,421,752

Item 6:	Exhibits

	Exhibit 31(a), (b)	Rule 13a-14(a)/15d-14(a) Certifications
	Exhibit 32(a), (b)	18 U.S.C. Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHWEST BANCORP, INC.
(Registrant)

By:	/s/ Rick Green Rick Green	May 10, 2011 Date
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Laura Robertson Laura Robertson	May 10, 2011 Date
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)