Form 10-Q
period 2011-06-30
SOUTHWEST BANCORP INC
filed 2011-08-05
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 0-23064
SOUTHWEST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of	73-1136584 (I.R.S. Employer
incorporation or organization)	Identification Number)

608 South Main Street Stillwater, Oklahoma	74074 (Zip Code)
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
19,440,120 (8/05/11)

SOUTHWEST BANCORP, INC.
INDEX TO FORM 10-Q

SOUTHWEST BANCORP, INC.
Unaudited Consolidated Statements of Financial Condition

	June 30,	December 31,
(Dollars in thousands)	2011	2010

Assets:
Cash and due from banks	$26,368	$26,478
Interest-bearing deposits	41,733	41,018

Cash and cash equivalents	68,101	67,496
Securities held to maturity (fair values of $15,461 and $14,029, respectively)	15,419	14,304
Securities available for sale (amortized cost $248,004 and $246,649, respectively)	252,734	248,221
Loans held for sale	37,204	35,194
Noncovered loans receivable	2,156,096	2,331,293
Less: Allowance for loan losses	(54,575)	(65,229)

Net noncovered loans	2,101,521	2,266,064
Covered loans receivable (includes loss share of $12,101 and $14,370, respectively)	46,153	53,628

Net loans receivable	2,147,674	2,319,692
Accrued interest receivable	7,973	8,590
Income tax receivable	11,393	—
Premises and equipment, net	23,158	23,772
Noncovered other real estate	38,956	37,722
Covered other real estate	3,806	4,187
Goodwill	6,811	6,811
Other intangible assets, net	5,069	5,371
Other assets	42,197	49,181

Total assets	$2,660,495	$2,820,541

Liabilities:
Deposits:
Noninterest-bearing demand	$389,027	$377,182
Interest-bearing demand	124,346	92,584
Money market accounts	465,269	495,253
Savings accounts	29,586	26,665
Time deposits of $100,000 or more	570,116	694,565
Other time deposits	515,892	566,479

Total deposits	2,094,236	2,252,728
Accrued interest payable	1,574	1,577
Income tax payable	—	2,878
Other liabilities	9,110	8,981
Other borrowings	96,682	94,602
Subordinated debentures	81,963	81,963

Total liabilities	2,283,565	2,442,729
Shareholders’ equity:
Serial preferred stock — $1,000 par value; 2,000,000 shares authorized; 70,000 shares issued and outstanding	68,084	67,724
Common stock — $1 par value; 40,000,000 shares authorized; 19,439,167 and 19,421,900 shares issued and outstanding, respectively	19,439	19,422
Paid in capital	99,005	98,894
Retained earnings	188,174	190,793
Accumulated other comprehensive income	2,228	979

Total shareholders’ equity	376,930	377,812

Total liabilities & shareholders’ equity	$2,660,495	$2,820,541

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Unaudited Consolidated Statements of Operations

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands, except earnings per share data)	2011	2010	2011	2010

Interest income:
Interest and fees on loans	$29,478	$33,891	$60,017	$68,263
Investment securities:
U.S. Government and agency obligations	410	553	786	1,149
Mortgage-backed securities	1,325	1,453	2,570	2,899
State and political subdivisions	99	77	179	142
Other securities	30	92	75	155
Other interest-earning assets	130	213	270	430

Total interest income	31,472	36,279	63,897	73,038

Interest expense:
Interest-bearing demand	103	140	227	272
Money market accounts	582	1,037	1,259	2,050
Savings accounts	10	16	26	32
Time deposits of $100,000 or more	2,077	3,517	4,426	7,541
Other time deposits	1,759	2,661	3,726	5,650
Other borrowings	494	524	991	1,041
Subordinated debentures	1,462	1,276	2,836	2,543

Total interest expense	6,487	9,171	13,491	19,129

Net interest income	24,985	27,108	50,406	53,909

Provision for loan losses	20,140	7,776	29,190	16,307

Net interest income after provision for loan losses	4,845	19,332	21,216	37,602

Noninterest income:
Service charges and fees	3,231	3,170	6,109	6,266
Other noninterest income (loss)	(28)	342	149	432
Gain on sales of loans, net	401	416	595	1,401
Gain on sale/call of investment securities, net	—	34	—	41

Total noninterest income	3,604	3,962	6,853	8,140

Noninterest expense:
Salaries and employee benefits	6,974	7,637	14,489	15,217
Occupancy	2,703	2,836	5,507	5,619
FDIC and other insurance	937	1,521	2,180	3,108
Other real estate, net	2,602	629	3,038	735
General and administrative	1,764	3,523	5,391	6,725

Total noninterest expense	14,980	16,146	30,605	31,404

Income (loss) before taxes	(6,531)	7,148	(2,536)	14,338
Taxes on income	(3,561)	2,737	(2,027)	5,555

Net income (loss)	$(2,970)	$4,411	$(509)	$8,783

Net income (loss) available to common shareholders	$(4,027)	$3,366	$(2,619)	$6,695

Basic earnings per common share	$(0.21)	$0.19	$(0.13)	$0.41
Diluted earnings per common share	(0.21)	0.19	(0.13)	0.41
Cash dividends declared per share	—	—	—	—

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Unaudited Consolidated Statements of Cash Flows

	For the six months
	ended June 30,
(Dollars in thousands)	2011	2010

Operating activities:
Net income (loss)	$(509)	$8,783
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	29,190	16,307
Provision and adjustments to other real estate	1,452	565
Deferred tax expense (benefit)	4,113	(1,927)
Asset depreciation	1,351	1,427
Securities premium amortization, net of discount accretion	1,123	898
Amortization of intangibles	582	709
Stock based compensation expense	179	185
Net gain on sales/calls of investment securities	—	(41)
Net gain on sales of available for sale loans	(595)	(1,401)
Net loss on sales of premises/equipment	13	108
Net gain on sales of other real estate	(167)	(185)
Proceeds from sales of held for sale loans	28,064	88,942
Held for sale loans originated for resale	(29,284)	(57,760)
Net changes in assets and liabilities:
Accrued interest receivable	617	1,217
Other assets	1,922	8,028
Income taxes receivable / payable	(14,394)	(419)
Excess tax expense (benefit) from share-based payment arrangements	123	(14)
Accrued interest payable	(3)	(624)
Other liabilities	(1,124)	(2,836)

Net cash provided by operating activities	22,653	61,962

Investing activities:
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	2,345	—
Available for sale securities	31,177	39,618
Proceeds from sales of other investments	—	588
Purchases of other investments	(28)	(352)
Purchases of available for sale securities	(37,116)	(36,329)
Principal repayments, net of loans originated	128,091	41,610
Purchases of premises and equipment	(773)	(592)
Proceeds from sales of premises and equipment	48	58
Proceeds from sales of other real estate	12,452	5,620

Net cash provided from investing activities	136,196	50,221

Financing activities:
Net decrease in deposits	(158,492)	(147,791)
Net increase (decrease) in other borrowings	2,080	(9,986)
Net proceeds from issuance of common stock	41	54,124
Excess tax (expense) benefit from share-based payment arrangements	(123)	14
Preferred stock dividends paid	(1,750)	(1,750)
Common stock dividends paid	—	(351)

Net cash used in financing activities	(158,244)	(105,740)

Net increase in cash and cash equivalents	605	6,443
Cash and cash equivalents:
Beginning of period	67,496	118,847

End of period	$68,101	$125,290

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Unaudited Consolidated Statement of Shareholders’ Equity

						Accumulated
				Additional		Other	Total
	Preferred	Common Stock		Paid in	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Shares	Amount	Capital	Earnings	Income	Equity

Balance, December 31, 2009	$67,037	14,750,713	$14,751	$49,029	$178,016	$945	$309,778

Cash dividends:
Preferred	—	—	—	—	(1,750)	—	(1,750)
Warrant amortization	338	—	—	—	(338)	—	—
Common stock issued	—	4,626,333	4,626	49,601	—	—	54,227
Net common stock issued under employee plans and related tax expense	—	11,751	12	81	—	—	93
Other comprehensive income, net of tax	—	—	—	—	—	4,188	4,188
Net income	—	—	—	—	8,783	—	8,783

Balance, June 30, 2010	$67,375	19,388,797	$19,389	$98,711	$184,711	$5,133	$375,319

						Accumulated
				Additional		Other	Total
	Preferred	Common Stock		Paid in	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Shares	Amount	Capital	Earnings	Income	Equity

Balance, December 31, 2010	$67,724	19,421,900	$19,422	$98,894	$190,793	$979	$377,812

Cash dividends:
Preferred	—	—	—	—	(1,750)	—	(1,750)
Warrant amortization	360	—	—	—	(360)	—	—
Common stock issued	—	15,400	15	210	—	—	225
Net common stock issued under employee plans and related tax expense	—	1,867	2	(99)	—	—	(97)
Other comprehensive income, net of tax	—	—	—	—	—	1,249	1,249
Net income (loss)	—	—	—	—	(509)	—	(509)

Balance, June 30, 2011	$68,084	19,439,167	$19,439	$99,005	$188,174	$2,228	$376,930

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Unaudited Consolidated Statements of Comprehensive Income

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands)	2011	2010	2011	2010

Net income (loss)	$(2,970)	$4,411	$(509)	$8,783

Other comprehensive income:
Unrealized holding gain on available for sale securities	2,892	3,874	3,158	6,878
Reclassification adjustment for losses arising during the period	—	(34)	—	(41)
Change in fair value of derivative used for cash flow hedge	(667)	—	(1,180)	—

Other comprehensive income, before tax	2,225	3,840	1,978	6,837
Tax expense related to items of other comprehensive income	(813)	(1,490)	(729)	(2,649)

Other comprehensive income, net of tax	1,412	2,350	1,249	4,188

Comprehensive income (loss)	$(1,558)	$6,761	$740	$12,971

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1: SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal recurring adjustments. The results of operations for the three and six months ended June 30, 2011, and the cash flows for the six months ended June 30, 2011, should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2010.
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
Certain reclassifications have been made to prior year amounts on the statement of financial condition and statement of cash flows to conform to current year presentation.
In accordance with Accounting Standards Codification (“ASC”) 855, Subsequent Events, Southwest has evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.
NOTE 2: INVESTMENT SECURITIES
A summary of the amortized cost and fair values of investment securities at June 30, 2011 and December 31, 2010 follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

At June 30, 2011:
Held to Maturity:
Obligations of state and political subdivisions	$15,419	$106	$(64)	$15,461

Total	$15,419	$106	$(64)	$15,461

Available for Sale:
U.S. Government obligations	$1,100	$5	$—	$1,105
Federal agency securities	69,570	574	(292)	69,852
Obligations of state and political subdivisions	215	2	—	217
Residential mortgage-backed securities	175,998	4,428	(377)	180,049
Equity securities	1,121	390	—	1,511

Total	$248,004	$5,399	$(669)	$252,734

At December 31, 2010:
Held to Maturity:
Obligations of state and political subdivisions	$14,304	$43	$(318)	$14,029

Total	$14,304	$43	$(318)	$14,029

Available for Sale:
U.S. Government obligations	$1,099	$9	$—	$1,108
Federal agency securities	65,522	545	(693)	65,374
Obligations of state and political subdivisions	231	2	—	233
Residential mortgage-backed securities	178,695	3,535	(2,213)	180,017
Equity securities	1,102	387	—	1,489

Total	$246,649	$4,478	$(2,906)	$248,221

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal National Mortgage Association (“Fannie Mae”).
Securities with limited marketability, such as Federal Reserve Bank stock, Federal Home Loan Bank stock, and certain other investments, are carried at cost and included in other assets on the statement of condition. Total investments carried at cost were $10.4 million at both June 30, 2011 and December 31, 2010. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.
A comparison of the amortized cost and approximate fair value of Southwest’s investment securities by maturity date at June 30, 2011 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

One year or less	$15,462	$15,580	$2,379	$2,397
More than one year through five years	151,345	155,977	3,083	3,119
More than five years through ten years	69,927	69,815	6,472	6,419
More than ten years	11,270	11,362	3,485	3,526

Total	$248,004	$252,734	$15,419	$15,461

The foregoing analysis assumes that Southwest’s residential mortgage-backed securities mature during the period in which they are estimated to prepay. No other prepayment or reprising assumptions have been applied to Southwest’s investment securities for this analysis.
Gain or loss on sale of investments is based upon the specific identification method. There were no sales of investment securities for the three or six months ended June 30, 2011 or June 30, 2010.
The following table presents securities with gross unrealized losses and fair value by length of time that the individual securities had been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010. Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
		Amortized cost of	Loss Existing for:		Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses

At June 30, 2011:
Held to Maturity:
Obligations of state and political subdivisions	5	$5,358	$(64)	$—	$5,294

	5	$5,358	$(64)	$—	$5,294

Available for Sale:
Federal agency securities	12	$29,860	$(292)	$—	$29,568
Residential mortgage-backed securities	19	51,068	(377)	—	50,691

Total	31	$80,928	$(669)	$—	$80,259

At December 31, 2010:
Held to Maturity:
Obligations of state and political subdivisions	6	$6,490	$(318)	$—	$6,172

	6	$6,490	$(318)	$—	$6,172

Available for Sale:
Federal agency securities	11	$26,645	$(693)	$—	$25,952
Obligations of state and political subdivisions	1	55	—	—	55
Residential mortgage-backed securities	27	62,197	(2,213)	—	59,984

Total	39	$88,897	$(2,906)	$—	$85,991

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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time Southwest expects to receive full value for the securities. Furthermore, as of June 30, 2011, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not more likely than not that Southwest will have to sell any such securities before a recovery of cost. The declines in fair value were attributable to increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates. Management does not believe any of the securities are impaired due to credit quality. Accordingly, as of June 30, 2011, management believes the impairment of these investments is not deemed to be other-than-temporary.
As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, and borrowings from the FHLB. Securities with an amortized cost of $216.3 million and $216.4 million were pledged to meet such requirements at June 30, 2011 and December 31, 2010, respectively. Any amount over-pledged can be released at any time.
NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES
Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas. Its commercial lending operations are concentrated in Oklahoma City, Dallas, Tulsa, and other metropolitan markets in Texas, Kansas, and Oklahoma. As a result, the collectability of Southwest’s loan portfolio can be affected by changes in the economic conditions in those states and markets. Please see Note 8: Operating Segments for more detail of loans by market. At June 30, 2011 and December 31, 2010, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.
Southwest’s loan categories were as follows:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered

Real estate mortgage:
Commercial	$1,262,753	$26,976	$1,310,464	$30,997
One-to-four family residential	87,407	8,113	89,800	9,122
Real estate construction:
Commercial	372,576	6,001	441,265	6,840
One-to-four family residential	26,400	172	27,429	439
Commercial	404,229	4,461	452,626	5,554
Installment and consumer:
Guaranteed student loans	5,600	—	5,843	—
Other	34,335	430	39,060	676

	2,193,300	46,153	2,366,487	53,628
Less: Allowance for loan losses	(54,575)	—	(65,229)	—

Total loans, net	$2,138,725	$46,153	$2,301,258	$53,628

Concentrations of Credit. As of June 30, 2011, approximately $670.6 million, or 31%, of Southwest’s noncovered loans consisted of loans to individuals and businesses in the healthcare industry. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.
Loan Servicing. Southwest earns fees for servicing real estate mortgages and other loans owned by others. The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned. The unpaid principal balance of real estate mortgage loans serviced for others totaled $283.1 million and $249.6 million at June 30, 2011 and June 30, 2010, respectively. Loan servicing rights are capitalized based on estimated fair value at the point of origination. The servicing rights are amortized on an individual loan by loan basis over the period of estimated net servicing income.
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
The expected payments from the FDIC under the loss sharing agreements are recorded as part of the covered loans in the Unaudited Consolidated Statement of Financial Condition. As of June 30, 2011, Bank of Kansas has identified $16.9 million in cumulative net losses to submit to the FDIC under such loss sharing agreements.
Changes in the carrying and net accretable amounts for ASC 310.30 loans were as follows for the three and six months ended June 30, 2011 and June 30, 2010.

	For the three months ended June 30,
	2011		2010
	Net	Carrying	Net	Carrying
	accretable	amount	accretable	amount
(Dollars in thousands)	amount	of loans	amount	of loans

Fair value of acquired loans at beginning of period	$2,644	$49,117	$2,898	$76,909
Payments received	—	(69)	—	(7,099)
Transfers to other real estate / repossessed assets	—	—	(34)	(1,822)
Charge-offs	(3)	(2,963)	110	—
Amortization	(68)	68	(18)	18

Balance at end of period	$2,573	$46,153	$2,956	$68,006

	For the six months ended June 30,
	2011		2010
	Net	Carrying	Net	Carrying
	accretable	amount	accretable	amount
(Dollars in thousands)	amount	of loans	amount	of loans

Fair value of acquired loans at beginning of period	$2,688	$53,628	$3,074	$85,405
Payments received	—	(3,265)	—	(14,432)
Transfers to other real estate / repossessed assets	4	(1,008)	(52)	(3,140)
Charge-offs	4	(3,325)	107	—
Amortization	(123)	123	(173)	173

Balance at end of period	$2,573	$46,153	$2,956	$68,006

Nonperforming / Past Due Loans. Southwest identifies past due loans based on contractual terms on a loan by loan basis and generally places loans, except for consumer loans, on nonaccrual when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. Interest accrual may also be discontinued earlier if, in management’s opinion, collection is unlikely. Generally, consumer installment loans are not placed on nonaccrual but are charged-off when they are four months past due. Accrued interest is written off when a loan is placed on nonaccrual status. Subsequent interest income is recorded when cash receipts are received from the borrower and collectability of the principal amount is reasonably assured.
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
The following table presents the recorded investment in loans on nonaccrual status.

	At June 30, 2011		At December 31, 2010
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered

Real estate mortgage:
Commercial	$60,858	$4,355	$29,996	$4,391
One-to-four family residential	1,417	548	1,984	932
Real estate construction:
Commercial	54,576	4,266	53,269	4,744
One-to-four family residential	18,910	—	14,302	153
Commercial	15,221	628	6,977	581
Other consumer	153	3	38	5

Total nonaccrual loans	$151,135	$9,800	$106,566	$10,806

During the first six months of 2011, less than $0.1 million of interest income was received on nonaccruing loans. If interest on all nonaccrual loans had been accrued for the six months ended June 30, 2011, additional interest income of $3.6 million would have been recorded.
Charge-offs against noncovered nonaccrual loans were $44.4 million and $14.3 million as of June 30, 2011 and December 31, 2010, respectively.
Included in noncovered nonaccrual loans as of June 30, 2011 and December 31, 2010, respectively, are twelve and nine collateral dependent lending relationships with aggregate principal balances of approximately $96.3 million and $75.4 million and related impairment reserves of $7.6 million and $5.9 million, which were established either based on recent appraisal values obtained for the respective properties or the discounted present value of expected cash flows using the loan’s initial effective interest rate. At June 30, 2011, all of these lending relationships are in the commercial real estate industry and include a residential condominium construction project with two loans outstanding, two residential apartment complex relationships, one with two loans outstanding and the other with one loan outstanding, a retail building project with one loan outstanding, a hospital with one loan outstanding, a residential land relationship with two loans outstanding, one lending relationships for residential care buildings with four loans outstanding, one relationship with medical offices and commercial land with seven loans outstanding, a commercial building lending relationship with one loan outstanding, and three commercial land development relationships each with one loan outstanding.

The following table presents an age analysis of past due loans at June 30, 2011 and December 31, 2010.

		90 days and				Recorded loans
	30-89 days	greater	Total past		Total	> 90 days and
(Dollars in thousands)	past due	past due	due	Current	loans	accruing

At June 30, 2011
Noncovered:
Real estate mortgage:
Commercial	$3,861	$60,858	$64,719	$1,198,034	$1,262,753	$—
One-to-four family residential	508	1,457	1,965	85,442	87,407	40
Real estate construction
Commercial	510	54,576	55,086	317,490	372,576	—
One-to-four family residential	—	18,910	18,910	7,490	26,400	—
Commercial	1,826	15,224	17,050	387,179	404,229	3
Other	271	153	424	39,511	39,935	—

Total — noncovered	6,976	151,178	158,154	2,035,146	2,193,300	43

Covered:
Real estate mortgage:
Commercial	$358	$4,355	$4,713	$22,263	$26,976	$—
One-to-four family residential	19	548	567	7,546	8,113	—
Real estate construction
Commercial	—	4,266	4,266	1,735	6,001	—
One-to-four family residential	—	—	—	172	172	—
Commercial	5	628	633	3,828	4,461	—
Other	10	3	13	417	430	—

Total — covered	392	9,800	10,192	35,961	46,153	—

Total	$7,368	$160,978	$168,346	$2,071,107	$2,239,453	$43

At December 31, 2010
Noncovered:
Real estate mortgage:
Commercial	$3,793	$30,510	$34,303	$1,276,161	$1,310,464	$514
One-to-four family residential	1,438	1,984	3,422	86,378	89,800	—
Real estate construction
Commercial	7,569	53,269	60,838	380,427	441,265	—
One-to-four family residential	—	14,302	14,302	13,127	27,429	—
Commercial	10,707	6,977	17,684	434,942	452,626	—
Other	1,236	41	1,277	43,626	44,903	3

Total — noncovered	24,743	107,083	131,826	2,234,661	2,366,487	517

Covered:
Real estate mortgage:
Commercial real estate	$227	$4,391	$4,618	$26,379	$30,997	$—
One-to-four family residential	142	932	1,074	8,048	9,122	—
Real estate construction
Commercial real estate	—	4,744	4,744	2,096	6,840	—
One-to-four family residential	108	153	261	178	439	—
Commercial	—	581	581	4,973	5,554	—
Other	14	5	19	657	676	—

Total — covered	491	10,806	11,297	42,331	53,628	—

Total	$25,234	$117,889	$143,123	$2,276,992	$2,420,115	$517

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
Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans or portions thereof, are charged-off when deemed uncollectible.
Impaired loans are presented in the following tables.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

At June 30, 2011
Noncovered:
With no specific allowance recorded:
Commercial real estate	$28,505	$29,468	$—	$18,471	$—
One-to-four family residential	1,015	1,270	—	987	3
Real estate construction	29,910	40,954	—	26,115	—
Commercial	5,453	7,576	—	7,527	55
With a specific allowance recorded:
Commercial real estate	71,514	80,555	3,141	64,854	—
One-to-four family residential	402	412	14	412	—
Real estate construction	48,576	55,474	7,860	35,253	—
Commercial	14,666	17,021	3,344	9,171	—
Other	153	158	144	60	1

Total noncovered	$200,194	$232,888	$14,503	$162,850	$59

Covered:
With no specific allowance recorded:
Commercial real estate	$4,355	$6,185	$—	$28,940	$10
One-to-four family residential	548	760	—	8,360	—
Real estate construction	4,266	5,162	—	6,595	—
Commercial	628	1,317	—	4,975	—
Other	3	14	—	541	—

Total covered	$9,800	$13,438	$—	$49,411	$10

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized

At December 31, 2010
Noncovered:
With no related allowance recorded:
Commercial real estate	$30,064	$30,534	$—	$23,473	$16
One-to-four family residential	323	368	—	343	19
Real estate construction	46,978	51,644	—	36,141	741
Commercial	3,790	5,039	—	2,075	(49)
With an allowance recorded:
Commercial real estate	$42,732	$46,192	$10,813	$37,191	$—
One-to-four family residential	1,660	1,909	197	1,382	—
Real estate construction	35,579	37,667	5,313	26,217	—
Commercial	8,464	8,728	3,643	2,971	2
Other	38	48	28	34	—

Total noncovered	$169,628	$182,129	$19,994	$129,827	$729

Covered:
With no related allowance recorded:
Commercial real estate	$4,391	$6,120	$—	$35,783	$15
One-to-four family residential	932	1,104	—	10,848	43
Real estate construction	4,897	6,179	—	12,079	—
Commercial	581	1,092	—	8,852	8
Other	5	14	—	1,144	—

Total covered	$10,806	$14,509	$—	$68,706	$66

Included in the tables above are $84.6 million and $69.1 million in loans whose terms have been modified in troubled debt restructurings, of which $49.1 million and $63.1 million are performing, as of June 30, 2011 and December 31, 2010, respectively. Southwest has allocated $0.9 million and $7.0 million of specific reserves to these performing troubled debt restructured loans, respectively, and has no significant commitments to lend additional amounts. Charge-offs against the performing troubled debt restructured loans were $3.9 million and $0 as of June 30, 2011 and December 31, 2010, respectively.
The average recorded investment in impaired loans was $89.6 million and interest income recognized on the impaired loans was $0.3 million for the six month period ended June 30, 2010.
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

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans. As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows:

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total

At June 30, 2011
Grade:
Pass	$1,036,810	$92,247	$207,985	$347,899	$39,644	$1,724,585
Special Mention	48,250	461	8,068	5,063	698	62,540
Substandard	201,270	2,812	180,028	51,484	23	435,617
Doubtful	3,399	—	9,068	4,244	—	16,711

Total	$1,289,729	$95,520	$405,149	$408,690	$40,365	$2,239,453

At December 31, 2010
Grade:
Pass	$1,190,587	$93,961	$276,613	$399,344	$44,161	$2,004,666
Special Mention	13,854	1,840	24,023	13,436	1,340	54,493
Substandard	132,148	2,644	168,220	41,906	54	344,972
Doubtful	4,872	477	7,117	3,494	24	15,984

Total	$1,341,461	$98,922	$475,973	$458,180	$45,579	$2,420,115

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
The remaining portion of the allowance is calculated based on ASC 450, Contingencies. Loans not evaluated for specific allowance are segmented into loan pools by type of loan. The commercial real estate and real estate construction pools are further segmented by the market in which the loan collateral is located. Our primary markets are Oklahoma, Texas, and Kansas and loans secured by real estate in those states are included in the “in-market” pool, with the remaining defaulting to the “out-of-market” pool. Estimated allowances are based on historical loss trends with adjustments factored in based on qualitative risk factors both internal and external to Southwest. The historical loss trend is determined by loan pool and segmentation, and is based on the actual loss history experienced by Southwest over the most recent three years. The qualitative risk factors include, but are not limited to, economic and business conditions, changes in lending staff, lending policies and procedures, quality of loan review, changes in the nature and volume of the portfolios, loss and recovery trends, asset quality trends, and legal and regulatory considerations.
Independent appraisals on real estate collateral securing loans are obtained at origination. New appraisals are obtained periodically and following discovery of factors that may significantly affect the value of the collateral. Appraisals typically are received within 30 days of request. Results of appraisals on nonperforming and potential problem loans are reviewed promptly upon receipt and considered in the determination of the allowance for loan losses. Southwest is not aware of any significant time lapses in the process that have resulted, or would result in, a significant delay in determination of a credit weakness, the identification of a loan as nonperforming, or the measurement of an impairment.
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment evaluation method.

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total

At June 30, 2011
Balance at beginning of period	$32,508	$1,597	$19,605	$10,605	$914	$65,229
Loans charged-off	(14,962)	(267)	(12,209)	(12,903)	(613)	(40,954)
Recoveries	79	44	350	567	70	1,110
Provision for loan losses	5,805	(97)	10,126	12,726	630	29,190

Balance at end of period	$23,430	$1,277	$17,872	$10,995	$1,001	$54,575

Period-end amount allocated to:
Individually evaluated for impairment	$3,141	$14	$7,860	$3,344	$144	$14,503
Collectively evaluated for impairment	20,289	1,263	10,012	7,651	857	40,072
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$23,430	$1,277	$17,872	$10,995	$1,001	$54,575

Loans receivable ending balance:
Individually evaluated for impairment	$100,019	$1,417	$78,486	$20,119	$153	$200,194
Collectively evaluated for impairment	1,162,734	85,990	320,490	384,110	39,782	1,993,106
Acquired with deteriorated credit quality	26,976	8,113	6,173	4,461	430	46,153

Total ending loans balance	$1,289,729	$95,520	$405,149	$408,690	$40,365	$2,239,453

At June 30, 2010
Allowance for loan losses ending balances:
Balance at beginning of period	$26,670	$2,454	$22,241	$10,052	$996	$62,413
Loans charged-off	(1,443)	(705)	(7,643)	(2,521)	(400)	(12,712)
Recoveries	8	28	598	292	121	1,047
Provision for loan losses	1,565	929	13,236	433	144	16,307

Balance at end of period	$26,800	$2,706	$28,432	$8,256	$861	$67,055

Period-end amount allocated to:
Individually evaluated for impairment	$5,090	$1,425	$7,551	$1,213	$30	$15,309
Collectively evaluated for impairment	21,710	1,281	20,881	7,043	831	51,746
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$26,800	$2,706	$28,432	$8,256	$861	$67,055

Loans receivable ending balance:
Individually evaluated for impairment	$25,413	$8,732	$75,079	$8,139	$33	117,396
Collectively evaluated for impairment	1,226,296	98,082	549,640	462,865	46,684	2,383,567
Acquired with deteriorated credit quality	36,107	10,277	12,043	8,487	1,092	68,006

Total ending loans balance	$1,287,816	$117,091	$636,762	$479,491	$47,809	$2,568,969

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
     Available for sale securities — The fair value of U.S. Government and federal agency securities, equity securities, and residential mortgage-backed securities is estimated based on quoted market prices or dealer quotes. The fair value of other investments such as obligations of state and political subdivisions is estimated based on quoted market prices. The fair value of a certain private equity investment is estimated based on Southwest’s proportionate share of the net asset value, $1.4 million and $1.3 million as of June 30, 2011 and December 31, 2010, respectively. The investee invests in small and mid-sized U.S. financial institutions and other financial-related companies. This investment has a quarterly redemption with sixty-five days’ notice.
     Derivative instrument — Southwest utilizes an interest rate swap agreement to convert one of its variable-rate subordinated debentures to a fixed rate (cash flow hedge). The fair value of the interest rate swap agreement is obtained from dealer quotes.

The following table summarizes financial assets measured at fair value on a recurring basis.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

At June 30, 2011
Loans held for sale:
Student loans	$5,600	$—	$5,600	$—
One-to-four family residential	4,211	—	4,211	—
Government guaranteed commercial real estate	27,245	—	27,245	—
Government guaranteed commercial	148	—	148	—

Available for sale securities:
U.S. Government obligations	1,105	1,105	—	—
Federal agency securities	69,852	—	69,852	—
Obligations of state and political subdivisions	217	—	217	—
Residential mortgage-backed securities	180,049	—	180,049	—
Equity securities	1,511	94	1,417	—

Derivative instrument	(1,180)	—	(1,180)	—

Total	$288,758	$1,199	$287,559	$—

At December 31, 2010
Loans held for sale:
Student loans	$5,843	$—	$5,843	$—
One-to-four family residential	2,300	—	2,300	—
Government guaranteed commercial real estate	26,718	—	26,718	—
Government guaranteed commercial	333	—	333	—

Available for sale securities:
U.S. Government obligations	1,108	1,108	—	—
Federal agency securities	65,374	—	65,374	—
Obligations of state and political subdivisions	233	—	233	—
Residential mortgage-backed securities	180,017	—	180,017	—
Equity securities	1,489	222	1,267	—

Total	$283,415	$1,330	$282,085	$—

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
Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair Value	Identical Assets	Observable Inputs	Inputs	Total Gains
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)

At June 30, 2011
Noncovered impaired loans at fair value:
Commercial real estate	$72,887	$—	$72,887	$—	$(3,953)
One-to-four family residential	1,000	—	1,000	—	(48)
Real estate construction	60,966	—	47,461	13,505	(10,676)
Commercial	14,669	—	14,669	—	(5,219)
Other consumer	153	—	153	—	(134)

Noncovered other real estate	38,956	—	38,956	—	(1,126)

Total	$188,631	$—	$175,126	$13,505	$(21,156)

At December 31, 2010
Noncovered impaired loans at fair value:
Commercial real estate	$43,349	$—	$43,349	$—	$(5,003)
One-to-four family residential	1,660	—	1,660	—	1,819
Real estate construction	42,577	—	29,072	13,505	(4,144)
Commercial	9,727	—	9,727	—	(1,214)
Other consumer	38	—	38	—	86

Noncovered other real estate	37,722	—	37,722	—	(360)

Total	$135,073	$—	$121,568	$13,505	$(8,816)

Noncovered impaired loans measured at fair value with a carrying amount of $190.1 million were written down to a fair value of $149.7 million, resulting in a life-to-date impairment of $40.4 million, of which $20.0 million was included in the provision for loan losses for the six months ended June 30, 2011. As of December 31, 2010, noncovered impaired loans measured at fair value with a carrying amount of $125.2 million were written down to the fair value of $97.4 million at December 31, 2010, resulting in a life-to-date impairment charge of $27.9 million, of which $8.5 million was included in the provision for loan losses for the year ended December 31, 2010.
As of June 30, 2011, noncovered other real estate assets were written down to their respective fair values, resulting in impairment charges of $1.1 million, which was included in noninterest expense for the six months ended June 30, 2011. As of December 31, 2010, noncovered other real estate assets were written down to their respective fair values, resulting in impairment charges of $0.4 million, which was included in noninterest expense for the year ended December 31, 2010.
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
The carrying values and estimated fair values of Southwest’s financial instruments follow:

	At June 30, 2011		At December 31, 2010
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values

Cash and cash equivalents	$68,101	$68,101	$67,496	$67,496
Securities held to maturity	15,419	15,461	14,304	14,029
Securities available for sale	252,734	252,734	248,221	248,221
Total loans, net of allowance	2,184,878	2,086,455	2,354,886	2,279,605
Accrued interest receivable	7,973	7,973	8,590	8,590
Other assets	42,197	42,197	49,181	49,181
Deposits	2,094,236	2,021,369	2,252,728	2,119,840
Accrued interest payable	1,574	1,574	1,577	1,577
Other liabilities	10,290	10,290	8,981	8,981
Derivative instrument	(1,180)	(1,180)	—	—
Other borrowings	96,682	102,022	94,602	100,550
Subordinated debentures	81,963	83,702	81,963	84,654
NOTE 5: DERIVATIVE INSTRUMENTS
On February 11, 2011, Southwest entered into an interest rate swap agreement with a total notional amount of $25.0 million. The interest rate swap contract was designated as a hedging instrument in cash flow hedges with the objective of protecting the overall cash flow from Southwest’s quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven year period beginning February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month London Interbank Offered Rate (“LIBOR”). Under the swap, Southwest will pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85% on a total notional amount of $25.0 million, with quarterly settlements. The rate received by Southwest as of June 30, 2011 was 3.13%.
The estimated fair value of the interest rate derivative contract outstanding as of June 30, 2011 resulted in a loss of $1.2 million and was included in other liabilities in the statement of condition. Southwest obtained the counterparty valuation to validate its interest rate derivative contract as of June 30, 2011.
The effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument, $0.7 million for the six months ended June 30, 2011, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense. No ineffectiveness related to the interest rate derivative was recognized during the reporting period.
Net cash flows as a result of the interest rate swap agreement were $0.3 million for the six months ended June 30, 2011 and were included in interest expense on subordinated debentures.

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
The fair value of cash and securities posted as collateral by Southwest related to the derivative contract was $2.4 million at June 30, 2011.
NOTE 6: TAXES ON INCOME
Southwest entered into a Settlement Agreement (“the Agreement”) with the Oklahoma Tax Commission (“OTC”) on June 28, 2011, with respect to certain claims made by the OTC. The multi-year claims were protested by Southwest and as a result of settlement of that protest, a previously recorded reserve against those claims was released. As a result of the Agreement, Southwest paid $3.6 million of state tax expense for the years under audit and an additional $1.2 million for tax years 2008 through 2010.
The settlement of this outstanding audit closes the examination period for the years in question and removes the need for Southwest to further reserve for uncertain tax positions in accordance with ASC 740, Income Taxes. A reconciliation of the beginning and ending amounts of unrecognized tax benefit is as follows:

(Dollars in thousands)

Balance at January 1, 2011	$5,333
Increases as a result of tax positions taken during current period	206
Increases as a result of tax positions taken during prior period	—
Decreases relating to settlements with taxing authorities	(5,539)
Reductions due to lapse of the applicable statute of limitations	—

Balance at June 30, 2011	$—

When analyzing the effective tax rate of a corporation, the derecognition of a reserve specific to a prior tax year(s) is treated as a discrete item in the period in which the change occurs. For the first six months of 2011, the calculated year-to-date effective tax rate is 79.93% and results in a tax benefit; however, when discrete items are excluded under ASC 770-270, the year-to-date effective tax rate is 43.60%, also resulting in a tax benefit.
Southwest and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.
NOTE 7: EARNINGS PER SHARE
Earnings per common share is computed using the two-class method prescribed by ASC 260, Earnings Per Share. Using the two-class method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which excludes outstanding unvested restricted stock. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method. Stock options and warrants with exercise prices greater than the average market price of common shares were not included in the computation of earnings per diluted share as they would have been antidilutive. On June 30, 2011 and 2010, there were 141,266 and 234,749 antidilutive stock options to purchase common shares, respectively. An antidilutive warrant to purchase 703,753 shares of common stock was also outstanding on June 30, 2011.

The following table sets forth the computation of basic and diluted earnings per common share:

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands, except earnings per share data)	2011	2010	2011	2010

Numerator:
Net income (loss)	$(2,970)	$4,411	$(509)	$8,783
Preferred dividend	(875)	(875)	(1,750)	(1,750)
Warrant amortization	(182)	(170)	(360)	(338)

Net income (loss) available to common shareholders	$(4,027)	$3,366	$(2,619)	$6,695
Earnings allocated to participating securities	—	(9)	—	(20)

Numerator for basic earnings per common share	$(4,027)	$3,357	$(2,619)	$6,675
Effect of reallocating undistributed earnings of participating securities	—	—	—	—

Numerator for diluted earnings per common share	$(4,027)	$3,357	$(2,619)	$6,675

Denominator:
Denominator for basic earnings per common share —
Weighted average common shares outstanding	19,414,658	17,920,624	19,412,002	16,325,505
Effect of dilutive securities:
Stock options	—	23,846	—	18,421
Warrant	—	—	—	—

Denominator for diluted earnings per common share	19,414,658	17,944,470	19,412,002	16,343,926

Earnings per common share:
Basic	$(0.21)	$0.19	$(0.13)	$0.41

Diluted	$(0.21)	$0.19	$(0.13)	$0.41

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
Beginning January 1, 2011, all segments of Southwest’s subsidiaries reported results using organizational profitability. Prior to January 1, 2011, only the segments of Stillwater National reported results using organizational profitability, while the segments of Bank of Kansas reported results using a direct profitability approach. The change in method did not materially affect segment reporting and had no impact on the consolidated results of Southwest. The amounts for the three and six months ending June 30, 2010 have been restated using consolidated organizational profitability.
The following table summarizes financial results by operating segment:

For the Three Months Ended June 30, 2011
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations	Company

Net interest income	$11,995	$9,400	$3,663	$1,928	$357	$(2,358)	$24,985
Provision for loan losses	1,733	4,283	(96)	14,220	—	—	20,140
Noninterest income	1,941	535	404	55	369	300	3,604
Noninterest expenses	5,706	3,719	2,944	1,179	539	893	14,980

Income (loss) before taxes	6,497	1,933	1,219	(13,416)	187	(2,951)	(6,531)
Taxes on income	1,207	358	248	(4,377)	60	(1,057)	(3,561)

Net income (loss)	$5,290	$1,575	$971	$(9,039)	$127	$(1,894)	$(2,970)

For the Three Months Ended June 30, 2010
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations	Company

Net interest income	$11,155	$10,669	$4,010	$2,242	$272	$(1,240)	$27,108
Provision for loan losses	(604)	6,506	(439)	2,313	—	—	7,776
Noninterest income	2,125	383	646	57	361	390	3,962
Noninterest expenses	6,689	3,316	3,537	795	503	1,306	16,146

Income (loss) before taxes	7,195	1,230	1,558	(809)	130	(2,156)	7,148
Taxes on income	2,808	473	618	(332)	47	(877)	2,737

Net income (loss)	$4,387	$757	$940	$(477)	$83	$(1,279)	$4,411

For the Six Months Ended June 30, 2011
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations	Company

Net interest income	$22,992	$19,491	$7,032	$3,810	$668	$(3,587)	$50,406
Provision for loan losses	1,958	9,291	719	17,222	—	—	29,190
Noninterest income	3,814	959	933	108	514	525	6,853
Noninterest expenses	12,704	7,446	5,814	1,634	1,017	1,990	30,605

Income (loss) before taxes	12,144	3,713	1,432	(14,938)	165	(5,052)	(2,536)
Taxes on income	3,419	1,058	329	(4,975)	51	(1,909)	(2,027)

Net income (loss)	$8,725	$2,655	$1,103	$(9,963)	$114	$(3,143)	$(509)

Fixed asset expenditures	$57	$—	$144	$—	$4	$568	$773
Total loans at period end	834,189	911,134	260,431	196,465	37,204	—	2,239,423
Total assets at period end	852,777	913,757	286,518	192,968	39,349	375,126	2,660,495
Total deposits at period end	1,473,732	167,790	272,615	—	3,236	176,863	2,094,236

For the Six Months Ended June 30, 2010
	Oklahoma	Texas	Kansas	Other States	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Market	Operations	Company

Net interest income	$22,099	$21,732	$8,042	$4,500	$625	$(3,089)	$53,909
Provision for loan losses	1,429	11,918	1,838	1,122	—	—	16,307
Noninterest income	4,182	792	1,315	190	1,106	555	8,140
Noninterest expenses	12,919	6,570	6,539	1,459	1,061	2,856	31,404

Income (loss) before taxes	11,933	4,036	980	2,109	670	(5,390)	14,338
Taxes on income	4,689	1,593	361	836	277	(2,201)	5,555

Net income (loss)	$7,244	$2,443	$619	$1,273	$393	$(3,189)	$8,783

Fixed asset expenditures	$61	$40	$69	$—	$52	$370	$592
Total loans at period end	914,004	1,041,228	329,157	258,965	25,615	—	2,568,969
Total assets at period end	931,978	1,032,579	350,105	251,119	27,815	417,239	3,010,835
Total deposits at period end	1,633,719	157,658	267,833	—	3,370	382,359	2,444,939
NOTE 9: SUBSEQUENT EVENT
In July 2011, Southwest determined to suspend payments of interest on its three issues of outstanding debentures effective August 1, 2011, and dividends on the related trust preferred securities.
The terms of the debentures allow Southwest to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. These terms also allow Southwest to resume payments at the end of any deferral period, or to extend the deferral up to the maximum 20 quarters in total. No deferral can extend past the maturity date of the debenture.
Interest will continue to accrue on the debentures, and dividends will continue to accrue on the related trust preferred securities.
Southwest’s trust preferred securities were issued by the following subsidiary trusts: Southwest Capital Trust II, which trades on the NASDAQ Global Select Market under the symbol “OKSBP”; OKSB Statutory Trust I; and SBI Capital Trust II. At June 30, 2011, $82.0 million of debentures were outstanding.
In addition, Southwest has determined to defer payment of dividends on its Series A Preferred Securities issued under the U.S. Treasury Department’s Capital Purchase Program, effective for the next dividend payment, due August 15, 2011. Dividends on the Preferred Securities may not be paid while interest on Southwest’s debentures has been deferred, but will continue to accrue. At June 30, 2011, $70.0 million of Preferred Securities were outstanding.
The deferrals on interest and dividends are intended to preserve liquidity at the holding company level, which may be used to inject funds in its bank subsidiaries or for other corporate purposes. Because the interest on the debentures, the dividends on the related trust preferred securities, and the dividends on the Preferred Securities will continue to accrue, these deferrals are not expected to have any significant effect on the net income or net income available to common shareholders of Southwest. During the year ended December 31, 2010, total interest expense on the debentures, which is deductible for income tax purposes, totaled $5.1 million, and dividends on the Preferred Securities, which are not deductible for income tax purposes, totaled $3.5 million.
NOTE 10: NEW AUTHORITATIVE ACCOUNTING GUIDANCE
On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends ASC 820, Fair Value Measurements and Disclosures, to require a number of additional disclosures regarding fair value measurements. Specifically, entities are required to disclose: the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; the reasons for any transfers in or out of Level 3; and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances, and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 also amends ASC 820 to clarify certain existing disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all the amendments to ASC 820 made by ASU 2010-06 were effective for Southwest on January 1, 2010, and the required disclosures are reported in Note 4. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements became effective for Southwest on January 1, 2011, and did not have a significant impact on Southwest’s financial statements.
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
In May 2011, FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards). ASU 2011-04 is effective for Southwest prospectively during interim and annual periods beginning January 1, 2012. Early application by public entities is not permitted. Southwest is assessing the impact of ASU 2011-04 on our fair value disclosures.
In June 2011, FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income — Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of stockholders’ equity was eliminated. ASU 2011-05 is effective for Southwest retrospectively for fiscal years, and interim periods within those years, beginning January 1, 2012, and is not expected to have a significant impact on its consolidated financial statements and disclosures.

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
The cautionary statements in this Form 10-Q and any documents incorporated by reference herein also identify important factors and possible events that involve risk and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made. We do not intend, and undertake no obligation, to update or revise any forward-looking statements contained in this Form 10-Q, whether as a result of differences in actual results, changes in assumptions, or changes in other factors affecting such statements, except as required by law.
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
Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest became a public company in late 1993. At June 30, 2011, Southwest had total assets of $2.7 billion, deposits of $2.1 billion, and shareholders’ equity of $376.9 million.
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
At June 30, 2011, the Texas Banking segment accounted for $911.1 million in loans, the Oklahoma Banking segment accounted for $834.2 million in loans, the Kansas Banking segment accounted for $260.4 million in loans, and the Other States Banking segment accounted for $196.5 million in loans. Southwest offers products to the student, residential mortgage, and rural healthcare lending markets. These operations comprise the Secondary Market business segment. At June 30, 2011, Secondary Market loans accounted for $37.2 million in loans. Southwest engages in residential mortgage lending, but residential mortgages have not been a significant element of Southwest’s strategy. Please see “Financial Condition: Loans” below for additional information.
For additional information on Southwest’s operating segments, please see “Note 8: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements.
On a legal entity basis, Stillwater National and Bank of Kansas continued to produce net income. Stillwater National earned $0.3 million for the second quarter and $3.1 million for the first half of 2011, compared to $4.7 million and $9.7 million for the second quarter and first half of 2010, respectively. Bank of Kansas earned $13,000 for the second quarter and $0.5 million for the first half of 2011, compared to $0.4 million and $0.5 million for the second quarter and first half of 2010, respectively. Southwest’s consolidated loss was the result of a $3.7 million charge-off and reserve established on an impaired loan by a subsidiary of the holding company formed in 2009 to hold and work out problem assets acquired from Stillwater National. The charge-off and reserve were based upon a new appraisal of the collateral.
FINANCIAL CONDITION
Investment Securities
Southwest’s investment security portfolio increased $5.6 million, or 2%, from $262.5 million at December 31, 2010, to $268.2 million at June 30, 2011. The increase is primarily the result of a $4.5 million, or 7%, increase in U.S. government and agency securities and a $1.1 million, or 8%, increase in tax-exempt securities.
Loans
Total loans, including loans held for sale, were $2.2 billion at June 30, 2011, a 7% decrease from December 31, 2010. All loan categories decreased.

The following table presents the trends in the composition of the loan portfolio at the dates indicated:

	June 30, 2011		December 31, 2010		Total	Total
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered	$ Change	% Change

Real estate mortgage
Commercial	$1,262,753	$26,976	$1,310,464	$30,997	$(51,732)	(3.86)%
One-to-four family residential	87,407	8,113	89,800	9,122	(3,402)	(3.44)
Real estate construction
Commercial	372,576	6,001	441,265	6,840	(69,528)	(15.52)
One-to-four family residential	26,400	172	27,429	439	(1,296)	(4.65)
Commercial	404,229	4,461	452,626	5,554	(49,490)	(10.80)
Installment and consumer
Guaranteed student loans	5,600	—	5,843	—	(243)	(4.16)
Other	34,335	430	39,060	676	(4,971)	(12.51)

Total loans	$2,193,300	$46,153	$2,366,487	$53,628	$(180,662)	(7.47)%

The composition of loans held for sale and reconciliation to total loans is shown in the following table:

	June 30,	December 31,
(Dollars in thousands)	2011	2010	$ Change	% Change

Loans held for sale:
Student loans	$5,600	$5,843	$(243)	(4.16)%
One-to-four family residential	4,211	2,300	1,911	83.09
Government guaranteed commercial real estate	27,245	26,718	527	1.97
Government guaranteed commercial	148	333	(185)	(55.56)

Total loans held for sale	37,204	35,194	2,010	5.71
Noncovered portfolio loans	2,156,096	2,331,293	(175,197)	(7.52)
Covered portfolio loans	46,153	53,628	(7,475)	(13.94)

Total loans	$2,239,453	$2,420,115	$(180,662)	(7.47)%

Allowance for Loan Losses
Management determines the appropriate level of the allowance for loan losses using an established methodology. (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements.) The allowance for loan losses is comprised of two primary components. Loans deemed to be impaired (all loans on nonaccrual or restructured) are evaluated on an individual basis using the discounted present value of expected cash flows, the fair value of collateral, or the market value of the loan, and a specific allowance is recorded based upon the result. Collateral dependent loans are evaluated for impairment based upon the fair value of the collateral. Any portion of a collateral dependent impaired loan in excess of the fair value of the collateral that is determined to be uncollectible is charged off. Loans other than impaired loans are segmented into loan pools by type of loan. The commercial real estate and real estate construction pools are further segmented by the market in which the loan collateral is based. Our primary markets are Oklahoma, Texas, and Kansas and loans secured by real estate within these markets are included in the “in-market” pool, with the remaining loans defaulting to the “out-of-market” pool. The allowance on these other loans is determined by use of historical loss ratios adjusted for qualitative internal and external risk factors.
At June 30, 2011, the allowance for loan losses was $54.6 million, a decrease of $10.7 million, or 16%, from the allowance for loan losses at December 31, 2010. Changes in the amount of the allowance resulted from the application of the methodology, which is designed to estimate inherent losses on total portfolio loans, including nonperforming loans.
At June 30, 2011, the allowance on the $151.1 million in noncovered nonaccrual loans was $13.6 million (9%), compared with an allowance on $106.6 million in noncovered nonaccrual loans at December 31, 2010 of $12.9 million (12%), an increase in the allowance of $0.7 million, or 5%. At June 30, 2011, the allowance on the $49.1 million noncovered performing troubled debt restructured loans was $0.9 million (2%), compared with an allowance on $63.1 million in noncovered performing troubled debt restructured loans of $7.0 million (11%) at December 31, 2010, a decrease in the allowance of $6.1 million, or 87%.
Excluding the impaired loans mentioned above, at June 30, 2011, the allowance for the remaining other noncovered loans was $40.1 million (2%), compared to $45.3 million (2%) at December 31, 2010, a decrease in the allowance of $5.2 million, or 11%. The decrease in the allowance related to these other noncovered loans mainly resulted from consideration of certain trends and qualitative factors as well as the overall decline in noncovered nonimpaired loans of $203.7 million. These included management’s assessment of economic risk (particularly with respect to commercial and commercial real estate loans), and asset quality trends, including levels of potential problem loans and loan concentrations in commercial real estate mortgage and construction loans, which together comprised approximately 75% of our noncovered loans at June 30, 2011, and portfolio loss trends. Based on its analysis, management believes the amount of the allowance is appropriate. Covered loans were $46.2 million and $53.6 million as of June 30, 2011 and December 31, 2010, respectively. These loans are subject to protection under the loss sharing agreements with the FDIC and currently do not have an allowance for loan losses.
The amount of the loan loss provision for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs for the period. Net charge-offs for the first six months of 2011 were $39.8 million, an increase of $28.1 million, or 242%, over the $11.7 million recorded for the six months of 2010. The provision for loan losses for the first six months of 2011 was $29.2 million, representing an increase of $12.9 million, or 79%, from the $16.3 million recorded for the first six months of 2010.
At June 30, 2011, the allowance for loan losses was 36.10% of noncovered nonperforming loans, compared to 60.91% of noncovered nonperforming loans, at December 31, 2010 (see “Provision for Loan Losses” on page 40). Noncovered nonaccrual loans, which comprise the majority of noncovered nonperforming loans, were $151.1 million as of June 30, 2011, an increase of $44.6 million, or 42%, from December 31, 2010. We have taken cumulative charge-offs related to these noncovered nonaccrual loans of $44.4 million as of June 30, 2011. Noncovered nonaccrual loans at June 30, 2011 were comprised of 69 relationships and were primarily concentrated in real estate construction (49%) and commercial real estate (40%) loans. All noncovered nonaccrual loans are considered impaired and are carried at their estimated collectible amounts. Noncovered loans 90 days or more past due, another component of noncovered nonperforming loans, decreased to $0.1 million at June 30, 2011 from $0.5 million at December 31, 2010. These noncovered loans are believed to have sufficient collateral and are in the process of being collected. Covered nonperforming loans at June 30, 2011 of $9.8 million are subject to protection under the loss share agreements with the FDIC.

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered

Nonaccrual loans:
Commercial real estate	$60,858	$4,355	$29,996	$4,391
One-to-four family residential	1,417	548	1,984	932
Real estate construction	73,486	4,266	67,571	4,897
Commercial	15,221	628	6,977	581
Other consumer	153	3	38	5

Total nonaccrual loans	151,135	9,800	106,566	10,806

Past due 90 days or more:
Commercial real estate	—	—	514	—
One-to-four family residential	40	—	—	—
Real estate construction	—	—	—	—
Commercial	3	—	—	—
Other consumer	—	—	3	—

Total past due 90 days or more	43	—	517	—

Total nonperforming loans	151,178	9,800	107,083	10,806
Other real estate	38,956	3,806	37,722	4,187

Total nonperforming assets	$190,134	$13,606	$144,805	$14,993

Performing restructured	$3,191	$—	$2,177	$—

Nonperforming assets to portfolio loans receivable and other real estate	8.66%	27.23%	6.11%	25.93%
Nonperforming loans to portfolio loans receivable	7.01%	21.23%	4.59%	20.15%
Allowance for loan losses to nonperforming loans	36.10%	—	60.91%	—
At June 30, 2011 and December 31, 2010, twelve and nine credit relationships represented 64% and 70% of noncovered nonperforming loans and 51% and 52% of noncovered nonperforming assets, respectively. As of June 30, 2011, these credit relationships were all collateral dependent and commercial real estate lending relationships with aggregate principal balances of $96.3 million and related impairment reserves of $7.6 million. Aggregate charge-offs for these twelve and nine relationships were $24.0 million and $7.1 million as of June 30, 2011, respectively.
Noncovered performing loans considered potential problem loans, loans which are not included in the past due or nonaccrual categories but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, amounted to approximately $291.2 million at June 30, 2011, compared to $233.1 million at December 31, 2010. Substantially all of these loans were performing in accordance with their present terms at June 30, 2011. Included in this total are $49.1 million loans that are considered performing troubled debt restructured loans as a result of a modification in terms due to a weakening in the financial position of the borrower. Additionally, there are $2.7 million and $3.5 million, respectively, of covered potential problem loans, which are subject to protection under the loss share agreements with the FDIC. Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.
At June 30, 2011, the reserve for unfunded loan commitments was $1.9 million, a $0.1 million, or 4%, increase from the amount at December 31, 2010. Management believes the amount of the reserve is appropriate. The increased amount is the result of application of our methodology.
Deposits and Other Borrowings
Southwest’s deposits were $2.1 billion and $2.3 billion at June 30, 2011 and December 31, 2010, respectively. The following table presents the trends in the composition of deposits at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2011	2010	$ Change	% Change

Noninterest-bearing demand	$389,027	$377,182	$11,845	3.14%
Interest-bearing demand	124,346	92,584	31,762	34.31
Money market accounts	465,269	495,253	(29,984)	(6.05)
Savings accounts	29,586	26,665	2,921	10.95
Time deposits of $100,000 or more	570,116	694,565	(124,449)	(17.92)
Other time deposits	515,892	566,479	(50,587)	(8.93)

Total deposits	$2,094,236	$2,252,728	$(158,492)	(7.04)%

Stillwater National has substantial unused borrowing availability in the form of unsecured brokered certificate of deposits from Bank of America Merrill Lynch, Citigroup Global Markets, Inc., Wells Fargo Bank, NA, UBS Securities, LLC, RBC Capital Markets Corp., and Morgan Stanley & Co., Inc. in connection with its retail certificate of deposit program. At June 30, 2011, $30 million in these retail certificates of deposit were included in time deposits of $100,000 or more, a decrease of $80 million, or 73%, from December 31, 2010.
Stillwater National has other brokered certificates of deposit totaling $0.7 million and $1.0 million as of June 30, 2011 and December 31, 2010, respectively, included in time deposits of $100,000 or more in the above table.
Other borrowings, which includes short-term federal funds purchased, FHLB borrowings, and repurchase agreements, increased $2.1 million, or 2%, to $96.7 million during the first six months of 2011. The increase reflects the changes in the need for other funding based on lending activities for the period.
Shareholders’ Equity
Shareholders’ equity decreased $0.9 million, or less than 1%, due to loss of $0.5 million and preferred dividends declared totaling $1.8 million for the first six months of 2011. Net unrealized holding gains on available for sale investment securities and derivative instruments (net of tax) increased to $2.2 million at June 30, 2011, compared to $1.0 million at December 31, 2010.
At June 30, 2011, Southwest, Stillwater National, and Bank of Kansas continued to exceed all applicable regulatory capital requirements. See “Capital Requirements” on page 41.
RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2011 and 2010
Net loss available to common shareholders for the second quarter of 2011 of $4.0 million represented a decrease of $7.4 million from the $3.4 million net income available to common shareholders earned in the second quarter of 2010.

Diluted earnings per share were $(0.21), compared to $0.19. The decrease in quarterly net income available to common shareholders was the result of a $12.4 million, or 159%, increase in the provision for loan losses, a $2.1 million, or 8%, decrease in net interest income, and a $0.4 million, or 9%, decrease in noninterest income, offset in part by a $6.3 million, or 230%, decrease in income taxes and a $1.2 million, or 7%, decrease in noninterest expense.
Provisions for loan losses are booked in the amounts necessary to increase the allowance for loan losses to an appropriate level at period end after net charge-offs for the period. The necessary provision for second quarter of 2011 was $12.4 million more than the provision required for second quarter of 2010. (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 40.)
On an operating segment basis, the decrease in net income was the net result of an $8.6 million increase in net loss from the Other States Banking segment and $0.6 million increase in net loss from the Other Operations segment, offset in part by a $0.9 million increase in net income from the Oklahoma Banking segment and a $0.8 million increase in net income from the Texas Banking segment.
Net Interest Income

	For the three months
	ended June 30,
(Dollars in thousands)	2011	2010	$ Change	% Change

Interest income:
Loans	$29,478	$33,891	$(4,413)	(13.02)%
Investment securities:
U.S. government and agency obligations	410	553	(143)	(25.86)
Mortgage-backed securities	1,325	1,453	(128)	(8.81)
State and political subdivisions	99	77	22	28.57
Other securities	30	92	(62)	(67.39)
Other interest-earning assets	130	213	(83)	(38.97)

Total interest income	31,472	36,279	(4,807)	(13.25)

Interest expense:
Interest-bearing demand deposits	103	140	(37)	(26.43)
Money market accounts	582	1,037	(455)	(43.88)
Savings accounts	10	16	(6)	(37.50)
Time deposits of $100,000 or more	2,077	3,517	(1,440)	(40.94)
Other time deposits	1,759	2,661	(902)	(33.90)
Other borrowings	494	524	(30)	(5.73)
Subordinated debentures	1,462	1,276	186	14.58

Total interest expense	6,487	9,171	(2,684)	(29.27)

Net interest income	$24,985	$27,108	$(2,123)	(7.83)%

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
Yields on Southwest’s interest-earning assets decreased 12 basis points, while the rates paid on Southwest’s interest-bearing liabilities decreased 25 basis points, resulting in an increase in the interest rate spread to 3.45% for the second quarter of 2011 from 3.32% for the second quarter of 2010. During the same periods, annualized net interest margin was 3.79% and 3.65%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 134.50% from 126.83%. Included in the second quarter of 2011 net interest margin was a net reduction of $0.2 million resulting from interest reversal on nonaccrual loans offset by the quarterly adjustment of the discount accretion on loans and the loss share receivable. Included in the second quarter 2010 net interest margin was a net recovery of $0.5 million from the quarterly adjustment of the discount accretion on loans and loss share receivable. The net effects of these adjustments on net interest margin were a 3 basis point decrease for second quarter of 2011 and a 6 basis point increase the second quarter of 2010.
The decrease in total interest income was the result of a decrease in the yield earned on interest-earning assets and a $328.2 million, or 11%, decrease in average interest-earning assets. Southwest’s average loans decreased $308.6 million, or 12%, and the related yield decreased to 5.14% for the second quarter of 2011 from 5.21% for the second quarter of 2010. During the same period, average investment securities increased $26.6 million, or 11%; however, the related yield decreased to 2.81% from 3.64% in 2010. Average other interest earning assets decreased $46.3 million, or 36% and the related yield decreased to 0.63% for the second quarter of 2011 from 0.66% for the second quarter of 2010.
The decrease in total interest expense can be attributed to the decrease in rates paid on interest-bearing liabilities and the effects of a $377.9 million, or 16%, decrease in average interest-bearing liabilities. Southwest’s average total interest-bearing deposits decreased $368.0 million, or 17%, and the related rates paid for interest expense decreased to 1.01% for the second quarter of 2011 from 1.36% for the second quarter of 2010. Average other borrowings decreased $9.9 million, or 10%; however, the related rates paid for interest expense increased to 2.25% for the second quarter of 2011 from 2.15% for the second quarter of 2010.
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

	For the three months ended June 30,
(Dollars in thousands)	2011 vs. 2010
	Increase	Due to Change
	Or	In Average:
	(Decrease)	Volume	Rate

Interest earned on:
Noncovered loans receivable (1)	$(4,059)	$(3,607)	$(452)
Covered loans receivable	(354)	(473)	119
Investment securities (1)	(311)	224	(535)
Other interest-earning assets	(83)	(73)	(10)

Total interest income	(4,807)	(3,921)	(886)

Interest paid on:
Interest-bearing demand	(37)	7	(44)
Money market accounts	(455)	(30)	(425)
Savings accounts	(6)	2	(8)
Time deposits	(2,342)	(1,316)	(1,026)
Other borrowings	(30)	(55)	25
Subordinated debentures	186	—	186

Total interest expense	(2,684)	(1,360)	(1,324)

Net interest income	$(2,123)	$(2,561)	$438

(1)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

AVERAGE BALANCES, YIELDS AND RATES
The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the three months ended June 30,
(Dollars in thousands)	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Assets
Noncovered loans (1) (2)	$2,250,678	$28,551	5.14%	$2,534,565	$32,610	5.22%
Covered loans (1)	47,427	927	7.93	72,121	1,281	7.20
Investment securities (2)	266,344	1,864	2.81	239,712	2,175	3.64
Other interest-earning assets	82,898	130	0.63	129,188	213	0.66

Total interest-earning assets	2,647,347	31,472	4.77	2,975,586	36,279	4.89
Other assets	99,803			67,454

Total assets	$2,747,150			$3,043,040

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$112,942	$103	0.37%	$107,693	$140	0.52%
Money market accounts	490,559	582	0.48	505,863	1,037	0.82
Savings accounts	29,154	10	0.14	25,615	16	0.25
Time deposits	1,165,606	3,836	1.32	1,527,074	6,178	1.62

Total interest-bearing deposits	1,798,261	4,531	1.01	2,166,245	7,371	1.36
Other borrowings	87,991	494	2.25	97,909	524	2.15
Subordinated debentures	81,963	1,462	7.13	81,963	1,276	6.23

Total interest-bearing liabilities	1,968,215	6,487	1.32	2,346,117	9,171	1.57

Noninterest-bearing demand deposits	369,700			321,651
Other liabilities	25,066			16,921
Shareholders’ equity	384,169			358,351

Total liabilities and shareholders’ equity	$2,747,150			$3,043,040

Net interest income and interest rate spread		$24,985	3.45%		$27,108	3.32%

Net interest margin (3)			3.79%			3.65%

Ratio of average interest-earning assets to average interest-bearing liabilities	134.50%			126.83%

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.

(2)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

(3)	Net interest margin = annualized net interest income / average interest-earning assets

Noninterest Income

	For the three months
	ended June 30,
(Dollars in thousands)	2011	2010	$ Change	% Change

Noninterest income:
Other service charges	$2,624	$2,784	$(160)	(5.75)%
Other fees	607	386	221	57.25
Other noninterest income	(28)	342	(370)	(108.19)
Gain on sales of loans:
Student loan sales	—	49	(49)	(100.00)
One-to-four family residential	277	366	(89)	(24.32)
All other loan sales	124	1	123	—
Gain on sale/call of investment securities	—	34	(34)	(100.00)

Total noninterest income	$3,604	$3,962	$(358)	(9.04)%

The decrease in other service charges is primarily the result of decreased overdraft service charges. Other fees increased as a result of increased brokerage fees, increased loan servicing fees, and decreased amortization of mortgage servicing rights as a result of decreased prepayment speeds. Other noninterest income declined as a result of loss share adjustments of prior recoveries related to acquired loans.
Gain on sales of loans is a reflection of the activity in the student, mortgage, and commercial lending areas discussed elsewhere in this report.
Noninterest Expense

	For the three months
	ended June 30,
(Dollars in thousands)	2011	2010	$ Change	% Change

Noninterest expense:
Salaries and employee benefits	$6,974	$7,637	$(663)	(8.68)%
Occupancy	2,703	2,836	(133)	(4.69)
FDIC and other insurance	937	1,521	(584)	(38.40)
Other real estate (net)	2,602	629	1,973	313.67
Unfunded loan commitment reserve	128	(512)	640	(125.00)
Other general and administrative	1,636	4,035	(2,399)	(59.45)

Total noninterest expense	$14,980	$16,146	$(1,166)	(7.22)%

Salaries and employee benefits decreased primarily as a result of a decrease in the profit sharing contributions. The number of full-time equivalent employees increased from 424 at the beginning of the quarter to 437 as of June 30, 2011. For the second quarter of 2010, the number of full-time equivalent employees decreased from 455 at the beginning of the quarter to 447 as of June 30, 2010.
Southwest’s financial institution subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates. The decrease from prior year is the result of the decrease in average deposits.
The increase in other real estate net expenses is the result of a provision for other real estate of $0.5 million and $1.1 million in current period write-downs to fair market values of noncovered other real estate.
The unfunded loan commitment reserve expense increased as a result of the application of our methodology to calculate the reserve.
The decrease in other general and administrative expense is primarily the result of the settlement of Oklahoma state tax claims for less than the amount accrued.

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
Net loss available to common shareholders for the six months ended June 30, 2011 of $2.6 million represented a decrease of $9.3 million, or 139%, from the $6.7 million of net income available to common shareholders earned in the six months ended June 30, 2010. Diluted earnings per share were $(0.13) compared to $0.41, a 132% decrease. The decrease in net income available to common shareholders was primarily the result of a $12.9 million, or 79%, increase in the provision for loan losses, a $3.5 million, or 6%, decrease in net interest income, and a $1.3 million, or 16%, decrease in noninterest income, offset in part by a $7.6 million, or 136%, decrease in income tax expense and a $0.8 million, or 3%, decrease in noninterest expense.
Provisions for loan losses are booked in the amounts necessary to increase the allowance for loan losses to an appropriate level at period end after charge-offs for the period. The necessary provision as of June 30, 2011 was $12.9 million more than the provision required as of June 30, 2010. (See Note 3: “Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 40.)
On an operating segment basis, the decrease in net income was the result of an $11.2 million decrease in income from the Other States Banking segment and a $0.3 million decrease in income from the Secondary Market segment, offset in part by a $1.5 million increase in net income from the Oklahoma Banking segment, a $0.5 million increase in net income from the Kansas Banking segment, and a $0.2 million increase in net income from the Texas Banking segment.
Net Interest Income

	For the six months
	ended June 30,
(Dollars in thousands)	2011	2010	$ Change	% Change

Interest income:
Loans	$60,017	$68,263	$(8,246)	(12.08)%
Investment securities:
U.S. government and agency obligations	786	1,149	(363)	(31.59)
Mortgage-backed securities	2,570	2,899	(329)	(11.35)
State and political subdivisions	179	142	37	26.06
Other securities	75	155	(80)	(51.61)
Other interest-earning assets	270	430	(160)	(37.21)

Total interest income	63,897	73,038	(9,141)	(12.52)

Interest expense:
Interest-bearing demand deposits	227	272	(45)	(16.54)
Money market accounts	1,259	2,050	(791)	(38.59)
Savings accounts	26	32	(6)	(18.75)
Time deposits of $100,000 or more	4,426	7,541	(3,115)	(41.31)
Other time deposits	3,726	5,650	(1,924)	(34.05)
Other borrowings	991	1,041	(50)	(4.80)
Subordinated debentures	2,836	2,543	293	11.52

Total interest expense	13,491	19,129	(5,638)	(29.47)

Net interest income	$50,406	$53,909	$(3,503)	(6.50)%

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
Yields on Southwest’s interest-earning assets decreased 11 basis points, while the rates paid on Southwest’s interest-bearing liabilities decreased 25 basis points, resulting in an increase in the interest rate spread to 3.45% for the first six months of 2011 from 3.31% for the first six months of 2010. During the same periods, annualized net interest margin was 3.78% and 3.62%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to

133.71% from 124.72%. Included in net interest income for the first half of 2011 was a net reduction of $0.1 million resulting from interest reversals on nonaccrual loans offset by the year-to-date adjustments of the discount accretion on loans and the loss share receivable. Included in net interest income for the first half of 2010 was a recovery of $0.8 million in interest from the resolution of a nonperforming loan, additional discount accretion on loans and loss share receivable, offset in part by interest reversals on nonaccrual loans. The net effects of these adjustments on net interest margin were a 1 basis point decrease and a 5 basis point increase, respectively.
The decrease in interest income was the result of a decrease in the yield earned on interest-earning assets and a $313.6 million, or 10%, decrease in average interest-earning assets. Southwest’s average loans decreased $300.0 million, or 11%, and the related yield decreased to 5.18% for the first six months of 2011 from 5.22% in 2010. During the same period, average investment securities increased $20.9 million, or 9%; however, the related yield decreased to 2.79% from 3.64% in 2010. Average other interest earning assets decreased $34.5 million, and the related yield decreased to 0.62% for the first six months of 2011 from 0.71% in 2010.
The decrease in total interest expense can be attributed to the decrease in the rates paid on interest-bearing liabilities and the effects of a $396.3 million, or 16%, decrease in average interest-bearing liabilities. Southwest’s total interest-bearing deposits decreased $387.8 million, or 17%, and the related rates paid for interest expense decreased to 1.06% for the first six months of 2011 from 1.41% in 2010. Average other borrowings decreased $8.5 million, or 9%; however, the related rates paid for interest expense increased to 2.24% for the first six months of 2011 from 2.15% for 2010.
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

	For the six months ended June 30,
(Dollars in thousands)	2011 vs. 2010
	Increase	Due to Change
	Or	In Average:
	(Decrease)	Volume	Rate

Interest earned on:
Noncovered loans receivable (1)	$(7,385)	$(6,930)	$(455)
Covered loans receivable	(861)	(1,004)	143
Investment securities (1)	(735)	354	(1,089)
Other interest-earning assets	(160)	(111)	(49)

Total interest income	(9,141)	(7,489)	(1,652)

Interest paid on:
Interest-bearing demand	(45)	12	(57)
Money market accounts	(791)	(56)	(735)
Savings accounts	(6)	3	(9)
Time deposits	(5,039)	(2,850)	(2,189)
Other borrowings	(50)	(93)	43
Subordinated debentures	293	—	293

Total interest expense	(5,638)	(2,899)	(2,739)

Net interest income	$(3,503)	$(4,590)	$1,087

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.

AVERAGE BALANCES, YIELDS AND RATES
The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the six months ended June 30,
(Dollars in thousands)	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Assets
Noncovered loans (1) (2)	$2,288,570	$58,206	5.16%	$2,560,937	$65,591	5.19%
Covered loans (1)	$49,449	$1,811	7.43	77,055	2,672	7.03
Investment securities (2)	261,391	3,610	2.79	240,489	4,345	3.64
Other interest-earning assets	87,770	270	0.62	122,319	430	0.71

Total interest-earning assets	2,687,180	63,897	4.80	3,000,800	73,038	4.91
Other assets	95,825			73,314

Total assets	$2,783,005			$3,074,114

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$112,693	$227	0.41%	$107,602	$272	0.51%
Money market accounts	490,931	1,259	0.52	505,178	2,050	0.82
Savings accounts	28,451	26	0.18	25,622	32	0.25
Time deposits	1,206,650	8,152	1.36	1,588,142	13,191	1.67

Total interest-bearing deposits	1,838,725	9,664	1.06	2,226,544	15,545	1.41
Other borrowings	89,088	991	2.24	97,604	1,041	2.15
Subordinated debentures	81,963	2,836	6.92	81,963	2,543	6.21

Total interest-bearing liabilities	2,009,776	13,491	1.35	2,406,111	19,129	1.60

Noninterest-bearing demand deposits	367,444			312,717
Other liabilities	22,445			17,971
Shareholders’ equity	383,340			337,315

Total liabilities and shareholders’ equity	$2,783,005			$3,074,114

Net interest income and interest rate spread		$50,406	3.45%		$53,909	3.31%

Net interest margin (3)			3.78%			3.62%

Ratio of average interest-earning assets to average interest-bearing liabilities	133.71%			124.72%

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.

(2)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

(3)	Net interest margin = annualized net interest income / average interest-earning assets

Noninterest Income

	For the six months
	ended June 30,
(Dollars in thousands)	2011	2010	$ Change	% Change

Noninterest income:
Other service charges	$5,102	$5,481	$(379)	(6.91)%
Other fees	1,007	785	222	28.28
Other noninterest income	149	432	(283)	(65.51)
Gain on sales of loans:
Student loan sales	—	673	(673)	(100.00)
One-to-four family residential	470	633	(163)	(25.75)
All other loan sales	125	95	30	31.58
Gain on sale/call of investment securities	—	41	(41)	(100.00)

Total noninterest income	$6,853	$8,140	$(1,287)	(15.81)%

The decrease in other service charges is the result of decreases in overdraft service charges and deposit account service charges. Other fees increased primarily as a result of increased loan servicing fees, increased brokerage fees, and decreased amortization of mortgage servicing rights as a result of decreased prepayment speeds. Other noninterest income decreased as a result of loss share adjustments of prior recoveries related to acquired loans.
Gain on sales of loans is a reflection of the activity in the student, mortgage, and commercial lending areas discussed elsewhere in this report.
Noninterest Expense

	For the six months
	ended June 30,
(Dollars in thousands)	2011	2010	$ Change	% Change

Noninterest expense:
Salaries and employee benefits	$14,489	$15,217	$(728)	(4.78)%
Occupancy	5,507	5,619	(112)	(1.99)
FDIC and other insurance	2,180	3,108	(928)	(29.86)
Other real estate (net)	3,038	735	2,303	313.33
Unfunded loan commitment reserve	73	(977)	1,050	(107.47)
Other general and administrative	5,318	7,702	(2,384)	(30.95)

Total noninterest expense	$30,605	$31,404	$(799)	(2.54)%

Salaries and employee benefits decreased primarily as a result of a decrease in the profit sharing contribution. The number of full-time equivalent employees for the first six months increased from 432 at the beginning of the year to 437 as of June 30, 2011. For the first six months of 2010, the number of full-time equivalent employees decreased from 466 at the beginning of the year to 447 as of June 30, 2010.
Southwest’s bank subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates. The decrease from prior year is the result of the decrease in average deposits.
The increase in other real estate net expenses is primarily the result of a provision for other real estate of $0.5 million and $1.1 million in current period write-downs to fair market values of noncovered other real estate.
The increase in the unfunded loan commitment reserve expense resulted from the application of our reserve methodology.
The decrease in other general and administrative expense is primarily the result of the settlement of Oklahoma state tax claims for less than the amount accrued.

Provisions for Loan Losses
Southwest records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the levels Southwest determines are appropriate. (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements.)
The allowance for loan losses of $54.6 million at June 30, 2011 decreased $10.7 million, or 16%, from year-end 2010. The decrease in the allowance for loan losses is a result of the $39.8 million in net charge-offs incurred in the first six month of 2011, offset by the $29.2 million provision for loan losses recorded in the first six months of 2011. The year-to-date provision for loan losses increased $12.9 million, or 79%, from the first six months of 2010. The increase in the provision for loan losses was the result of the calculations of the appropriate allowance at each period end. (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Loans” on page 28.)
Taxes on Income
Southwest entered into a Settlement Agreement (“the Agreement”) with the Oklahoma Tax Commission (“OTC”) on June 28, 2011, with respect to certain claims made by the OTC. For additional information, please see “Note 6: Taxes on Income” in the Notes to the Unaudited Consolidated Financial Statements on page 22.
Southwest’s income tax benefit was $2.0 million for the first six months of 2011 compared to tax expense of $5.6 million for the first six months of 2010, a decrease of $7.6 million, or 136%. The decrease in the income tax expense is the result of decreased income.
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
Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program. The outstanding balance of those notes was $1.5 million at June 30, 2011. Stillwater National has approved federal funds purchase lines totaling $211.5 million with six banks; $8.0 million was outstanding on these lines at June 30, 2011. Stillwater National is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program. Collateral under this program consists of pledged selected commercial and industrial loans. Currently the collateral will allow Stillwater National to borrow up to $94.6 million. As of June 30, 2011, no borrowings were made through the BIC program. In addition, Stillwater National has available a $425.3 million line of credit and Bank of Kansas has a $61.1 million line of credit from the FHLB. Borrowings under the FHLB lines are secured by investment securities and loans. At June 30, 2011, the Stillwater National FHLB line of credit had an outstanding balance of $51.5 million, and the Bank of Kansas line of credit had an outstanding balance of $5.0 million.

(See also “Deposits and Other Borrowings” on page 31 for funds available on brokered certificate of deposit lines of credit and “Note 8: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements for a discussion on Southwest’s funds management unit.)
Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of U.S. government agency obligations, which are designated as pledged with Stillwater National’s safekeeping agent. These transactions are for one to four day periods. Outstanding balances under this program were $30.6 million and $22.7 million as of June 30, 2011 and June 30, 2010, respectively.
At June 30, 2011, $216.3 million of the total carrying value of investment securities of $268.2 million were pledged as collateral to secure public and trust deposits, sweep agreements, and borrowings from the FHLB. Any amount over pledged can be released at any time.
During the first six months of 2011, no category of short-term borrowings had an average balance that exceeded 30% of ending shareholders’ equity.
During the first six months of 2011, cash and cash equivalents increased by $0.6 million, or 1%, to $68.1 million. This increase was the net result of cash provided from investing activities of $136.2 million (primarily from net repayments of loans and proceeds from repayments, call and maturities of securities) and cash provided by operating activities of $22.6 million, offset in part by cash used in financing activities of $158.2 million (primarily from decreases in deposits).
During the first six months of 2010, cash and cash equivalents increased by $6.4 million, or 5%, to $125.3 million. This increase was the net result of cash provided by operating activities of $61.9 million and cash provided from investing activities of $50.2 million (primarily net repayments of loans and proceeds from repayments, calls and maturities of available for sale securities), offset in part by cash used in financing activities of $105.7 million (primarily from decreases in deposits).
As of June 30, 2011, the holding company has $30.8 million in cash.
CAPITAL REQUIREMENTS
Bank holding companies are required to maintain capital ratios set by the Federal Reserve Bank in its Risk-Based Capital Guidelines. At June 30, 2011, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 20.20%, a Tier I risk-based capital ratio of 18.93%, and a leverage ratio of 16.25%. As of June 30, 2011, Stillwater National and Bank of Kansas met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, or Bank of Kansas by bank regulators.
On January 27, 2010, Stillwater National informally agreed with the Office of the Comptroller of the Currency, its primary federal regulator, to maintain a ratio of capital to risk weighted assets of at least 12.5% and a Tier 1 leverage ratio of at least 8.5%. As of June 30, 2011, Stillwater National had a capital to risk weighted assets ratio of 18.50% and a Tier 1 leverage ratio of 14.73%.
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
The earnings simulation model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows, and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely forecast net income. Actual results differ from simulated results due to timing of cash flows, the magnitude and frequency of interest rate changes, and changes in market conditions and management strategies, among other factors.
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

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp

Policy Limit	(18.00)%	(10.00)%	(5.00)%
June 30, 2011	(0.63)%	(3.78)%	(3.71)%
December 31, 2010	1.58%	(2.77)%	(3.30)%
The current overnight rate as established by the Federal Open Market Committee is in the 0% to 0.25% range. Southwest believes that all down rate scenarios are impractical since they would result in an overnight rate of less than 0%. As a result, the down 100 bp, down 200 bp, and down 300 bp scenarios have been excluded. Net interest income at risk increased in each of the rising interest rate scenarios when compared to the December 31, 2010 risk position. Southwest’s greatest exposure to changes in interest rate is in the +200 bp scenario with a decline in net interest income of (3.78%) at June 30, 2011, a 1.01 percentage point decline from the December 31, 2010 level of (2.77%). All of the above measures of net interest income at risk remain well within prescribed policy limits.
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

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

Policy Limit	(35.00)%	(20.00)%	(10.00)%
June 30, 2011	(1.17)%	(1.03)%	(0.41)%
December 31, 2010	(2.15)%	(1.35)%	(0.47)%
As of June 30, 2011, the economic value of equity measure declined in each of the three rising interest rate scenarios when compared to the December 31, 2010 percentages. Southwest’s largest economic value of equity exposure is the +300 bp scenario which increased 0.98 percentage points to (1.17%) at June 30, 2011 from the December 31, 2010 value of (2.15%). The economic value of equity ratio in all scenarios remains well within Southwest’s asset/liability management policy limits.
* * * * * * *

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of June 30, 2011. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of June 30, 2011.
First Six Months of 2011 Changes in Internal Control over Financial Reporting
No change occurred during the first six months of 2011 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal proceedings

None

Item 1A:	Risk Factors

There were no material changes in risk factors during the first six months of 2011 from those disclosed in Southwest’s Form 10-K for the year ended December 31, 2010.

Item 2:	Unregistered sales of equity securities and use of proceeds

There were no unregistered sales of equity securities by Southwest during the quarter ended June 30, 2011.

There were no purchases of Southwest’s common stock by or on behalf of Southwest or any affiliated purchasers of Southwest (as defined in Securities and Exchange Commission Rule 10b-18) during the three months ended June 30, 2011.

Item 3:	Defaults upon senior securities

See current Report on Form 8-K dated July 25, 2011 with respect to planned arrearage on Southwest Bancorp Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B.

Item 4:	(removed and reserved)

Item 5:	Other information

None

Item 6:	Exhibits

Exhibit 31(a), (b) Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32(a), (b) 18 U.S.C. Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHWEST BANCORP, INC.
(Registrant)

By:	/s/ Rick Green	August 5, 2011

	Rick Green	Date
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Laura Robertson	August 5, 2011

	Laura Robertson	Date
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)