Form 10-Q
period 2011-09-30
SOUTHWEST BANCORP INC
filed 2011-11-07
CIK 914374

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
19,443,800 (11/04/11)

SOUTHWEST BANCORP, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Unaudited Consolidated Statements of Financial Condition	3
Unaudited Consolidated Statements of Operations	4
Unaudited Consolidated Statements of Cash Flows	5
Unaudited Consolidated Statement of Shareholders’ Equity	6
Unaudited Consolidated Statements of Comprehensive Income	7
Notes to Unaudited Consolidated Financial Statements	8
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	29
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	44
ITEM 4. CONTROLS AND PROCEDURES	45
PART II: OTHER INFORMATION	46
SIGNATURES	47
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

SOUTHWEST BANCORP, INC.
Unaudited Consolidated Statements of Financial Condition

	September 30,	December 31,
(Dollars in thousands)	2011	2010

Assets:
Cash and due from banks	$27,501	$26,478
Interest-bearing deposits	89,099	41,018

Cash and cash equivalents	116,600	67,496
Securities held to maturity (fair values of $15,805 and $14,029, respectively)	15,398	14,304
Securities available for sale (amortized cost $247,094 and $246,649, respectively)	254,201	248,221
Loans held for sale	39,902	35,194
Noncovered loans receivable	1,993,694	2,331,293
Less: Allowance for loan losses	(64,698)	(65,229)

Net noncovered loans	1,928,996	2,266,064
Covered loans receivable (includes loss share of $10,976 and $14,370, respectively)	41,209	53,628

Net loans receivable	1,970,205	2,319,692
Accrued interest receivable	8,035	8,590
Income tax receivable	12,509	—
Premises and equipment, net	22,706	23,772
Noncovered other real estate	70,785	37,722
Covered other real estate	5,350	4,187
Goodwill	6,811	6,811
Other intangible assets, net	4,966	5,371
Other assets	45,024	49,181

Total assets	$2,572,492	$2,820,541

Liabilities:

Deposits:
Noninterest-bearing demand	$388,365	$377,182
Interest-bearing demand	98,270	92,584
Money market accounts	461,546	495,253
Savings accounts	31,319	26,665
Time deposits of $100,000 or more	551,914	694,565
Other time deposits	490,839	566,479

Total deposits	2,022,253	2,252,728
Accrued interest payable	2,507	1,577
Income tax payable	—	2,878
Other liabilities	12,162	8,981
Other borrowings	86,583	94,602
Subordinated debentures	81,963	81,963

Total liabilities	2,205,468	2,442,729
Shareholders’ equity:
Serial preferred stock — $1,000 par value; 2,000,000 shares authorized; 70,000 shares issued and outstanding	68,268	67,724
Common stock — $1 par value; 40,000,000 shares authorized; 19,441,577 and 19,421,900 shares issued and outstanding, respectively	19,442	19,422
Paid in capital	98,981	98,894
Retained earnings	177,584	190,793
Accumulated other comprehensive income	2,749	979

Total shareholders’ equity	367,024	377,812

Total liabilities & shareholders’ equity	$2,572,492	$2,820,541

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Unaudited Consolidated Statements of Operations

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands, except earnings per share data)	2011	2010	2011	2010

Interest income:
Interest and fees on loans	$27,873	$32,824	$87,890	$101,087
Investment securities:
U.S. Government and agency obligations	366	$526	1,152	1,675
Mortgage-backed securities	1,298	1,430	3,868	4,329
State and political subdivisions	103	61	282	203
Other securities	12	62	87	217
Other interest-earning assets	131	180	401	610

Total interest income	29,783	35,083	93,680	108,121

Interest expense:
Interest-bearing demand	102	111	329	383
Money market accounts	507	976	1,766	3,026
Savings accounts	11	15	37	47
Time deposits of $100,000 or more	1,680	3,128	6,106	10,669
Other time deposits	1,511	2,572	5,237	8,222
Other borrowings	469	524	1,460	1,565
Subordinated debentures	1,478	1,305	4,314	3,848

Total interest expense	5,758	8,631	19,249	27,760

Net interest income	24,025	26,452	74,431	80,361

Provision for loan losses	24,626	11,988	53,816	28,295

Net interest income (loss) after provision for loan losses	(601)	14,464	20,615	52,066

Noninterest income:
Service charges and fees	3,117	2,994	9,226	9,260
Other noninterest income	46	83	195	515
Gain on sales of loans, net	426	653	1,021	2,054
Gain on sale/call of investment securities, net	—	2,605	—	2,646

Total noninterest income	3,589	6,335	10,442	14,475

Noninterest expense:
Salaries and employee benefits	7,734	7,183	22,223	22,400
Occupancy	2,694	2,835	8,201	8,454
FDIC and other insurance	824	1,347	3,004	4,455
Other real estate, net	1,445	228	4,483	963
General and administrative	4,996	3,825	10,387	10,550

Total noninterest expense	17,693	15,418	48,298	46,822

Income (loss) before taxes	(14,705)	5,381	(17,241)	19,719
Taxes on income	(5,180)	1,508	(7,207)	7,063

Net income (loss)	$(9,525)	$3,873	$(10,034)	$12,656

Net income (loss) available to common shareholders	$(10,589)	$2,825	$(13,208)	$9,520

Basic earnings per common share	$(0.54)	$0.15	$(0.68)	$0.55
Diluted earnings per common share	(0.54)	0.15	(0.68)	0.55
Cash dividends declared per share	—	—	—	—

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Unaudited Consolidated Statements of Cash Flows

	For the nine months
	ended September 30,
(Dollars in thousands)	2011	2010

Operating activities:
Net income (loss)	$(10,034)	$12,656
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	53,816	28,295
Provision for other real estate and adjustments to other real estate	2,301	590
Deferred tax benefit	(39)	(4,959)
Asset depreciation	1,971	2,135
Securities premium amortization, net of discount accretion	1,640	1,361
Amortization of intangibles	887	1,101
Stock based compensation expense	256	283
Net gain on sales/calls of investment securities	—	(2,646)
Net gain on sales of available for sale loans	(1,021)	(2,054)
Net loss on sales of premises/equipment	1	138
Net gain on sales of other real estate	(123)	(189)
Proceeds from sales of held for sale loans	48,295	122,783
Held for sale loans originated for resale	(48,290)	(93,463)
Net changes in assets and liabilities:
Accrued interest receivable	555	1,143
Other assets	2,665	8,427
Income taxes receivable / payable	(15,547)	2,131
Excess tax expense (benefit) from share-based payment arrangements	160	(14)
Accrued interest payable	930	(734)
Other liabilities	(792)	(1,978)

Net cash provided by operating activities	37,631	75,006

Investing activities:
Proceeds from sales of available for sale securities	—	57,783
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	2,345	2,700
Available for sale securities	42,419	53,286
Proceeds from sales of other investments	—	9,761
Purchases of other investments	(42)	(1,100)
Purchases of held to maturity securities	—	(5,134)
Purchases of available for sale securities	(47,944)	(99,880)
Principal repayments, net of loans originated	239,894	86,686
Purchases of premises and equipment	(977)	(825)
Proceeds from sales of premises and equipment	108	50
Proceeds from sales of other real estate	16,021	8,669

Net cash provided from investing activities	251,824	111,996

Financing activities:
Net decrease in deposits	(230,475)	(247,082)
Net decrease in other borrowings	(8,019)	(20,516)
Net proceeds from issuance of common stock	53	54,169
Excess tax (expense) benefit from share-based payment arrangements	(160)	14
Preferred stock dividends paid	(1,750)	(2,625)
Common stock dividends paid	—	(351)

Net cash used in financing activities	(240,351)	(216,391)

Net increase (decrease) in cash and cash equivalents	49,104	(29,389)
Cash and cash equivalents:
Beginning of period	67,496	118,847

End of period	$116,600	$89,458

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Unaudited Consolidated Statement of Shareholders’ Equity

						Accumulated
				Additional		Other	Total
	Preferred	Common Stock		Paid in	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Shares	Amount	Capital	Earnings	Income	Equity

Balance, December 31, 2009	$67,037	14,750,713	$14,751	$49,029	$178,016	$945	$309,778

Dividends (paid and/or accrued):
Preferred	—	—	—	—	(2,626)	—	(2,626)
Warrant amortization	511	—	—	—	(511)	—	—
Common stock issued	—	4,626,281	4,626	49,601	—	—	54,227
Net common stock issued under employee plans and related tax expense	—	18,681	19	120	—	—	139
Other comprehensive income, net of tax	—	—	—	—	—	2,402	2,402
Net income	—	—	—	—	12,656	—	12,656

Balance, September 30, 2010	$67,548	19,395,675	$19,396	$98,750	$187,535	$3,347	$376,576

Balance, December 31, 2010	$67,724	19,421,900	$19,422	$98,894	$190,793	$979	$377,812

Dividends (paid and/or accrued):
Preferred	—	—	—	—	(2,631)	—	(2,631)
Warrant amortization	544	—	—	—	(544)	—	—
Common stock issued	—	16,100	16	214	—	—	230
Net common stock issued under employee plans and related tax expense	—	3,577	4	(127)	—	—	(123)
Other comprehensive income, net of tax	—	—	—	—	—	1,770	1,770
Net income (loss)	—	—	—	—	(10,034)	—	(10,034)

Balance, September 30, 2011	$68,268	19,441,577	$19,442	$98,981	$177,584	$2,749	$367,024

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Unaudited Consolidated Statements of Comprehensive Income

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands)	2011	2010	2011	2010

Net income (loss)	$(9,525)	$3,873	$(10,034)	$12,656

Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities	2,377	(309)	5,535	6,569
Reclassification adjustment for losses arising during the period	—	(2,605)	—	(2,646)
Change in fair value of derivative used for cash flow hedge	(1,535)	—	(2,715)	—

Other comprehensive income (loss), before tax	842	(2,914)	2,820	3,923
Tax benefit (expense) related to items of other comprehensive income (loss)	(321)	1,128	(1,050)	(1,521)

Other comprehensive income (loss), net of tax	521	(1,786)	1,770	2,402

Comprehensive income (loss)	$(9,004)	$2,087	$(8,264)	$15,058

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements
NOTE 1: SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal recurring adjustments. The results of operations for the three and nine months ended September 30, 2011, and the cash flows for the nine months ended September 30, 2011, should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2010.
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
NOTE 2: INVESTMENT SECURITIES
A summary of the amortized cost and fair values of investment securities at September 30, 2011 and December 31, 2010 follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

At September 30, 2011:
Held to Maturity:
Obligations of state and political subdivisions	$15,398	$407	$—	$15,805

Total	$15,398	$407	$—	$15,805

Available for Sale:
U.S. Government obligations	$1,100	$2	$—	$1,102
Federal agency securities	67,508	942	(63)	68,387
Obligations of state and political subdivisions	994	24	—	1,018
Residential mortgage-backed securities	176,364	6,071	(38)	182,397
Equity securities	1,128	169	—	1,297

Total	$247,094	$7,208	$(101)	$254,201

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

At December 31, 2010:
Held to Maturity:
Obligations of state and political subdivisions	$14,304	$43	$(318)	$14,029

Total	$14,304	$43	$(318)	$14,029

Available for Sale:
U.S. Government obligations	$1,099	$9	$—	$1,108
Federal agency securities	65,522	545	(693)	65,374
Obligations of state and political subdivisions	231	2	—	233
Residential mortgage-backed securities	178,695	3,535	(2,213)	180,017
Equity securities	1,102	387	—	1,489

Total	$246,649	$4,478	$(2,906)	$248,221

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal National Mortgage Association (“Fannie Mae”).
Securities with limited marketability, such as Federal Reserve Bank stock, Federal Home Loan Bank stock, and certain other investments, are carried at cost and included in other assets on the statement of condition. Total investments carried at cost were $10.4 million at both September 30, 2011 and December 31, 2010. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.
A comparison of the amortized cost and approximate fair value of Southwest’s investment securities by maturity date at September 30, 2011 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

One year or less	$13,653	$13,784	$2,377	$2,388
M ore than one year through five years	173,494	179,605	3,081	3,128
M ore than five years through ten years	45,713	46,395	6,463	6,609
M ore than ten years	14,234	14,417	3,477	3,680

Total	$247,094	$254,201	$15,398	$15,805

The foregoing analysis assumes that Southwest’s residential mortgage-backed securities mature during the period in which they are estimated to prepay. No other prepayment or repricing assumptions have been applied to Southwest’s investment securities for this analysis.
Gain or loss on sale of investments is based upon the specific identification method. There were no sales of investment securities for the three or nine months ended September 30, 2011. For the three and nine months ended September 30, 2010, there were $57.8 million in proceeds from sales of investment securities with $2.5 million in gains recorded.
The following table presents securities with gross unrealized losses and fair value by length of time that the individual securities had been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010. Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
		Amortized cost of	Loss Existing for:		Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses

At September 30, 2011:
Available for Sale:
Federal agency securities	5	$9,142	$(63)	$—	$9,079
Residential mortgage-backed securities	7	7,044	(38)	—	7,006

Total	12	$16,186	$(101)	$—	$16,085

			Continuous Unrealized
			Loss Existing for:
	Number of	Amortized	Less Than	More Than	Fair
(Dollars in thousands)	Securities	Cost	12 Months	12 Months	Value

At December 31, 2010:
Held to Maturity:
Obligations of state and political subdivisions	6	$6,490	$(318)	$—	$6,172

	6	$6,490	$(318)	$—	$6,172

Available for Sale:
Federal agency securities	11	$26,645	$(693)	$—	$25,952
Obligations of state and political subdivisions	1	55	—	—	55
Residential mortgage-backed securities	27	62,197	(2,213)	—	59,984

Total	39	$88,897	$(2,906)	$—	$85,991

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
Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time Southwest expects to receive full value for the securities. Furthermore, as of September 30, 2011, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not more likely than not that Southwest will have to sell any such securities before a recovery of cost. The declines in fair value were attributable to increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates. Management does not believe any of the securities are impaired due to credit quality. Accordingly, as of September 30, 2011, management believes the impairment of these investments is not deemed to be other-than-temporary.
As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, and borrowings from the FHLB. Securities with an amortized cost of $215.5 million and $216.4 million were pledged to meet such requirements at September 30, 2011 and December 31, 2010, respectively. Any amount over-pledged can be released at any time.
NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES
Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas. Its commercial lending operations are concentrated in Oklahoma City, Dallas, Tulsa, and other metropolitan markets in Texas, Kansas, and Oklahoma. As a result, the collectability of Southwest’s loan portfolio can be affected by changes in the economic conditions in those states and markets. Please see Note 8: Operating Segments for more detail of loans by market. At September 30, 2011 and December 31, 2010, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.

Southwest’s loan categories were as follows:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered

Real estate mortgage:
Commercial	$1,169,010	$23,201	$1,310,464	$30,997
One-to-four family residential	85,272	7,378	89,800	9,122
Real estate construction:
Commercial	348,053	5,987	441,265	6,840
One-to-four family residential	25,527	—	27,429	439
Commercial	367,241	4,286	452,626	5,554
Installment and consumer:
Guaranteed student loans	5,547	—	5,843	—
Other	32,946	357	39,060	676

	2,033,596	41,209	2,366,487	53,628
Less: Allowance for loan losses	(64,698)	—	(65,229)	—

Total loans, net	$1,968,898	$41,209	$2,301,258	$53,628

Concentrations of Credit. At September 30, 2011, approximately $624.1 million, or 31%, of Southwest’s noncovered loans consisted of loans to individuals and businesses in the healthcare industry. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.
Loan Servicing. Southwest earns fees for servicing real estate mortgages and other loans owned by others. The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned. The unpaid principal balance of real estate mortgage loans serviced for others totaled $285.9 million and $261.3 million at September 30, 2011 and September 30, 2010, respectively. Loan servicing rights are capitalized based on estimated fair value at the point of origination. The servicing rights are amortized on an individual loan by loan basis over the period of estimated net servicing income.
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
The expected payments from the FDIC under the loss sharing agreements are recorded as part of the covered loans in the Unaudited Consolidated Statement of Financial Condition. As of September 30, 2011, Bank of Kansas has identified $17.7 million in cumulative net losses that have been submitted to the FDIC under such loss sharing agreements.

Changes in the carrying and net accretable amounts for ASC 310.30 loans were as follows for the three and nine months ended September 30, 2011 and September 30, 2010.

		For the three months ended September 30,
	2011		2010
	Net	Carrying	Net	Carrying
	accretable	amount	accretable	amount
(Dollars in thousands)	amount	of loans	amount	of loans

Fair value of acquired loans at beginning of period	$2,573	$46,153	$2,956	$68,006
Payments received	—	(1,727)	—	(6,616)
Transfers to other real estate / repossessed assets	—	(2,261)	(35)	(638)
Charge-offs	(88)	(979)	(125)	(241)
Amortization	(23)	23	(47)	47

Balance at end of period	$2,462	$41,209	$2,749	$60,558

	For the nine months ended September 30,
	2011		2010
	Net	Carrying	Net	Carrying
	accretable	amount	accretable	amount
(Dollars in thousands)	amount	of loans	amount	of loans

Fair value of acquired loans at beg inning of period	$2,688	$53,628	$3,074	$85,405
Payments received	—	(7,925)	—	(21,048)
Transfers to other real estate / repossessed assets	4	(3,534)	(87)	(3,778)
Charge-offs	(85)	(1,105)	(18)	(241)
Amortization	(145)	145	(220)	220

Balance at end of period	$2,462	$41,209	$2,749	$60,558

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

The following table presents the recorded investment in loans on nonaccrual status.

	At September 30, 2011		At December 31, 2010
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered

Real estate mortgage:
Commercial	$56,234	$1,953	$29,996	$4,391
One-to-four family residential	1,433	200	1,984	932
Real estate construction:
Commercial	49,775	4,293	53,269	4,744
One-to-four family residential	18,779	—	14,302	153
Commercial	5,895	608	6,977	581
Other consumer	152	11	38	5

Total nonaccrual loans	$132,268	$7,065	$106,566	$10,806

During the first nine months of 2011, $0.2 million of interest income was received on nonaccruing loans. If interest on all nonaccrual loans had been accrued for the nine months ended September 30, 2011, additional interest income of $4.5 million would have been recorded.
Charge-offs against noncovered nonaccrual loans were $34.9 million and $14.3 million as of September 30, 2011 and December 31, 2010, respectively.
Included in noncovered nonaccrual loans as of September 30, 2011 and December 31, 2010, respectively, are twelve and nine collateral dependent lending relationships with aggregate principal balances of approximately $90.3 million and $75.4 million and related impairment reserves of $12.3 million and $5.9 million, which were established either based on recent appraisal values obtained for the respective properties or the discounted present value of expected cash flows using the loan’s initial effective interest rate. At September 30, 2011, all of these lending relationships are in the commercial real estate industry and include: two residential condominium construction projects, one with one loan outstanding and the other with two loans outstanding; two residential apartment complex relationships, one with two loans outstanding and the other with one loan outstanding; a retail building project with one loan outstanding; a residential land relationship with two loans outstanding; one lending relationship for residential care buildings with three loans outstanding; three commercial building lending relationships, two with one loan outstanding and the other with two loans outstanding; and two commercial land development relationships each with one loan outstanding.

The following table presents an age analysis of past due loans at September 30, 2011 and December 31, 2010.

		90 days and				Recorded loans
	30-89 days	greater	Total past		Total	> 90 days and
(Dollars in thousands)	past due	past due	due	Current	loans	accruing

At September 30, 2011
Noncovered:
Real estate mortgage:
Commercial	$173	$56,234	$56,407	$1,112,603	$1,169,010	$—
One-to-four family residential	394	1,706	2,100	83,172	85,272	273
Real estate construction
Commercial	192	49,775	49,967	298,086	348,053	—
One-to-four family residential	—	18,779	18,779	6,748	25,527	—
Commercial	1,325	6,080	7,405	359,836	367,241	185
Other	127	152	279	38,214	38,493	—

Total — noncovered	2,211	132,726	134,937	1,898,659	2,033,596	458

Covered:
Real estate mortgage:
Commercial	$74	$1,953	$2,027	$21,174	$23,201	$—
One-to-four family residential	—	200	200	7,178	7,378	—
Real estate construction
Commercial	—	4,903	4,903	1,084	5,987	610
One-to-four family residential	—	—	—	—	—	—
Commercial	38	608	646	3,640	4,286	—
Other	—	11	11	346	357	—

Total — covered	112	7,675	7,787	33,422	41,209	610

Total	$2,323	$140,401	$142,724	$1,932,081	$2,074,805	$1,068

At December 31, 2010
Noncovered:
Real estate mortgage:
Commercial	$3,793	$30,510	$34,303	$1,276,161	$1,310,464	$514
One-to-four family residential	1,438	1,984	3,422	86,378	89,800	—
Real estate construction
Commercial	7,569	53,269	60,838	380,427	441,265	—
One-to-four family residential	—	14,302	14,302	13,127	27,429	—
Commercial	10,707	6,977	17,684	434,942	452,626	—
Other	1,236	41	1,277	43,626	44,903	3

Total — noncovered	24,743	107,083	131,826	2,234,661	2,366,487	517

Covered:
Real estate mortgage:
Commercial real estate	$227	$4,391	$4,618	$26,379	$30,997	$—
One-to-four family residential	142	932	1,074	8,048	9,122	—
Real estate construction
Commercial real estate	—	4,744	4,744	2,096	6,840	—
One-to-four family residential	108	153	261	178	439	—
Commercial	—	581	581	4,973	5,554	—
Other	14	5	19	657	676	—

Total — covered	491	10,806	11,297	42,331	53,628	—

Total	$25,234	$117,889	$143,123	$2,276,992	$2,420,115	$517

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
Impaired loans are presented in the following tables.

	With No Specific Allowance			With A Specific Allowance
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance

At September 30, 2011
Noncovered:
Commercial real estate	$30,073	$32,056	$—	82,732	88,318	10,037
One-to-four family residential	1,301	1,548	—	132	154	2
Real estate construction	51,411	65,486	—	25,249	28,893	4,504
Commercial	6,201	6,480	—	7,275	7,536	1,974
Other	22	26	—	130	136	130

Total noncovered	$89,008	$105,596	$—	$115,518	$125,037	$16,647

Covered:
Commercial real estate	$1,953	$2,323	$—	$—	$—	$—
One-to-four family residential	200	348	—	—	—	—
Real estate construction	4,293	5,162	—	—	—	—
Commercial	608	1,325	—	—	—	—
Other	11	29	—	—	—	—

Total covered	$7,065	$9,187	$—	$—	$—	$—

At December 31, 2010
Noncovered:
Commercial real estate	$30,064	$30,534	$—	$42,732	$46,192	$10,813
One-to-four family residential	323	368	—	1,660	1,909	197
Real estate construction	46,978	51,644	—	35,579	37,667	5,313
Commercial	3,790	5,039	—	8,464	8,728	3,643
Other	—	—	—	38	48	28

Total noncovered	$81,155	$87,585	$—	$88,473	$94,544	$19,994

Covered:
Commercial real estate	$4,391	$6,120	$—	$—	$—	$—
One-to-four family residential	932	1,104	—	—	—	—
Real estate construction	4,897	6,179	—	—	—	—
Commercial	581	1,092	—	—	—	—
Other	5	14	—	—	—	—

Total covered	$10,806	$14,509	$—	$—	$—	$—

The average recorded investment and interest income recognized on impaired loans as of September 30, 2011 and September 30, 2010 is shown in the following table.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Average		Average		Average		Average
	Recorded	Interest	Recorded	Interest	Recorded	Interest	Recorded	Interest
(Dollars in thousands)	Investment	Income	Investment	Income	Investment	Income	Investment	Income

Noncovered:
Commercial real estate	$97,136	$—	$27,663	$—	$86,544	$—	$24,878	$14
One-to-four family residential	1,371	3	7,086	14	1,335	5	7,007	15
Real estate construction	71,096	—	76,268	—	62,516	—	57,156	267
Commercial	10,816	83	3,772	(87)	8,745	139	3,195	(66)
Other	152	1	31	—	91	1	35	—

Total noncovered	$180,571	$87	$114,820	$(73)	$159,231	$145	$92,271	$230

Covered:
Commercial real estate	$25,195	$—	$34,198	$14	$27,676	$10	$37,007	$14
One-to-four family residential	7,840	—	10,337	—	8,183	—	11,286	43
Real estate construction	6,149	—	10,561	—	6,449	—	13,281	—
Commercial	4,411	1	7,877	6	4,786	1	9,788	8
Other	385	—	1,027	—	489	—	1,265	—

Total covered	$43,980	$1	$64,000	$20	$47,583	$11	$72,627	$65

Troubled Debt Restructurings. The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring (“TDR”), where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as impaired at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment for a reasonable period of at least six months.
When Southwest modifies loans in a TDR, an evaluation of any possible impairment is performed similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use of the current fair value of the collateral, less selling costs for collateral dependent loans. If it is determined that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modification, all TDRs are evaluated, including those that have payment defaults, for possible impairment.
Effective July 1, 2011, Southwest adopted Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. As such, Southwest reassessed all loan modifications occurring since January 1, 2011 for identification as troubled debt restructurings.
Loans classified as troubled debt restructurings during the three and nine months ended September 30, 2011 are shown in the following table.

	Number of	Recorded
(Dollars in thousands)	Modifications	Investment

For the three months ended September 30, 2011
Commercial real estate	5	$33,879
Commercial	8	5,904
Consumer	1	130

Total	14	$39,913

For the nine months ended September 30, 2011
Commercial real estate	10	$51,097
Real estate construction	1	8,106
Commercial	13	6,805
Consumer	1	130

Total	25	$66,138

The modifications of loans identified as troubled debt restructurings primarily related to payment extensions and/or reductions in the interest rates. Financial impact of TDRs is not significant. Southwest has no significant commitments to lend additional amounts to these performing troubled debt restructured loans.
As of September 30, 2011, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual and is within twelve months of restructuring.
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
Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans. As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows:

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total

At September 30, 2011
Grade:
Pass	$915,628	$89,827	$200,599	$315,474	$38,704	$1,560,232
Special Mention	55,207	443	29,909	11,530	128	97,217
Substandard	212,129	2,380	142,043	42,216	18	398,786
Doubtful	9,247	—	7,016	2,307	—	18,570

Total	$1,192,211	$92,650	$379,567	$371,527	$38,850	$2,074,805

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total

At December 31, 2010
Grade:
Pass	$1,190,587	$93,961	$276,613	$399,344	$44,161	$2,004,666
Special Mention	13,854	1,840	24,023	13,436	1,340	54,493
Substandard	132,148	2,644	168,220	41,906	54	344,972
Doubtful	4,872	477	7,117	3,494	24	15,984

Total	$1,341,461	$98,922	$475,973	$458,180	$45,579	$2,420,115

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
The remaining portion of the allowance is calculated based on ASC 450, Contingencies. Loans not evaluated for specific allowance are segmented into loan pools by type of loan. The commercial real estate and real estate construction pools are further segmented by the market in which the loan collateral is located. Our primary markets are Oklahoma, Texas, and Kansas, and loans secured by real estate in those states are included in the “in-market” pool, with the remaining defaulting to the “out-of-market” pool. Estimated allowances are based on historical loss trends with adjustments factored in based on qualitative risk factors both internal and external to Southwest. The historical loss trend is determined by loan pool and segmentation and is based on the actual loss history experienced by Southwest over the most recent three years. The qualitative risk factors include, but are not limited to, economic and business conditions, changes in lending staff, lending policies and procedures, quality of loan review, changes in the nature and volume of the portfolios, loss and recovery trends, asset quality trends, and legal and regulatory considerations.
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

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total

At September 30, 2011
Balance at beginning of period	$32,508	$1,597	$19,605	$10,605	$914	$65,229
Loans charged-off	(20,870)	(334)	(19,662)	(15,419)	(736)	(57,021)
Recoveries	285	56	626	1,614	93	2,674
Provision for loan losses	25,030	(286)	14,610	13,851	611	53,816

Balance at end of period	$36,953	$1,033	$15,179	$10,651	$882	$64,698

Period-end amount allocated to:
Individually evaluated for impairment	$10,037	$2	$4,504	$1,974	$130	$16,647
Collectively evaluated for impairment	26,916	1,031	10,675	8,677	752	48,051
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$36,953	$1,033	$15,179	$10,651	$882	$64,698

Loans receivable ending balance:
Individually evaluated for impairment	$112,805	$1,433	$76,660	$13,476	$152	$204,526
Collectively evaluated for impairment	1,056,205	83,839	296,920	353,765	38,341	1,829,070
Acquired with deteriorated credit quality	23,201	7,378	5,987	4,286	357	41,209

Total ending loans balance	$1,192,211	$92,650	$379,567	$371,527	$38,850	$2,074,805

At September 30, 2010
Allowance for loan losses ending balances:
Balance at beginning of period	$26,670	$2,454	$22,241	$10,052	$996	$62,413
Loans charged-off	(3,162)	(2,465)	(9,285)	(3,890)	(916)	(19,718)
Recoveries	146	199	598	343	142	1,428
Provision for loan losses	3,400	1,627	19,857	2,686	725	28,295

Balance at end of period	$27,054	$1,815	$33,411	$9,191	$947	$72,418

Period-end amount allocated to:
Individually evaluated for impairment	$5,047	$207	$13,832	$2,147	$27	$21,260
Collectively evaluated for impairment	22,007	1,608	19,579	7,044	920	51,158
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$27,054	$1,815	$33,411	$9,191	$947	$72,418

Loans receivable ending balance:
Individually evaluated for impairment	$34,448	$6,353	$88,591	$5,789	$30	135,211
Collectively evaluated for impairment	1,236,830	103,627	469,709	457,343	44,944	2,312,453
Acquired with deteriorated credit quality	33,428	10,071	9,287	6,816	956	60,558

Total ending loans balance	$1,304,706	$120,051	$567,587	$469,948	$45,930	$2,508,222

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
     Available for sale securities — The fair value of U.S. Government and federal agency securities, equity securities, and residential mortgage-backed securities is estimated based on quoted market prices or dealer quotes. The fair value of other investments such as obligations of state and political subdivisions is estimated based on quoted market prices. The fair value of a certain private equity investment is estimated based on Southwest’s proportionate share of the net asset value, $1.2 million and $1.3 million as of September 30, 2011 and December 31, 2010, respectively. The investee invests in small and mid-sized U.S. financial institutions and other financial-related companies. This investment has a quarterly redemption with sixty-five days’ notice.
     Derivative instrument — Southwest utilizes an interest rate swap agreement to convert one of its variable-rate subordinated debentures to a fixed rate (cash flow hedge). The fair value of the interest rate swap agreement is obtained from dealer quotes.
The following table summarizes financial assets measured at fair value on a recurring basis.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

At September 30, 2011
Loans held for sale:
Student loans	$5,547	$—	$5,547	$—
One-to-four family residential	4,258	—	4,258	—
Government guaranteed commercial real estate	29,958	—	29,958	—
Government guaranteed commercial	139	—	139	—

Available for sale securities:
U.S. Government obligations	1,102	1,102	—	—
Federal agency securities	68,387	—	68,387	—
Obligations of state and political subdivisions	1,018	—	1,018	—
Residential mortgage-backed securities	182,397	—	182,397	—
Equity securities	1,297	76	1,221	—

Derivative instrument	(2,715)	—	(2,715)	—

Total	$291,388	$1,178	$290,210	$—

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

At December 31, 2010
Loans held for sale:
Student loans	$5,843	$—	$5,843	$—
One-to-four family residential	2,300	—	2,300	—
Government guaranteed commercial real estate	26,718	—	26,718	—
Government guaranteed commercial	333	—	333	—

Available for sale securities:
U.S. Government obligations	1,108	1,108	—	—
Federal agency securities	65,374	—	65,374	—
Obligations of state and political subdivisions	233	—	233	—
Residential mortgage-backed securities	180,017	—	180,017	—
Equity securities	1,489	222	1,267	—

Total	$283,415	$1,330	$282,085	$—

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

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs	Total Gains
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)

At Septeber 30, 2011
Noncovered impaired loans at fair value:
Commercial real estate	$83,652	$—	$83,652		$(8,246)
One-to-four family residential	488	—	488	—	(115)
Real estate construction	44,933	—	31,428	13,505	(11,215)
Commercial	7,624	—	7,624	—	(1,734)
Other consumer	130	—	130	—	(130)

Noncovered other real estate	70,785	—	70,785	—	(1,846)
Mortgage loan servicing rights	1,801	—	1,801	—	(78)

Total	$209,413	$—	$195,908	$13,505	$(23,364)

At December 31, 2010
Noncovered impaired loans at fair value:
Commercial real estate	$43,349	$—	$43,349	$—	$(5,003)
One-to-four family residential	1,660	—	1,660	—	1,819
Real estate construction	42,577	—	29,072	13,505	(4,144)
Commercial	9,727	—	9,727	—	(1,214)
Other consumer	38	—	38	—	86

Noncovered other real estate	37,722	—	37,722	—	(360)

Total	$135,073	$—	$121,568	$13,505	$(8,816)

Noncovered impaired loans measured at fair value with a carrying amount of $172.0 million were written down to a fair value of $136.8 million, resulting in a life-to-date impairment of $35.2 million, of which $21.4 million was included in the provision for loan losses for the nine months ended September 30, 2011. As of December 31, 2010, noncovered impaired loans measured at fair value with a carrying amount of $125.2 million were written down to the fair value of $97.4 million at December 31, 2010, resulting in a life-to-date impairment charge of $27.9 million, of which $8.5 million was included in the provision for loan losses for the year ended December 31, 2010.
As of September 30, 2011, noncovered other real estate assets were written down to their respective fair values, resulting in impairment charges of $1.8 million, which was included in noninterest expense for the nine months ended September 30, 2011. As of December 31, 2010, noncovered other real estate assets were written down to their respective fair values, resulting in impairment charges of $0.4 million, which was included in noninterest expense for the year ended December 31, 2010.
Mortgage loan servicing rights were written down to their fair value, resulting in impairment charges of $0.1 million, which was included in noninterest income for the nine months ended September 30, 2011.
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
The carrying values and estimated fair values of Southwest’s financial instruments follow:

	At September 30, 2011		At December 31, 2010
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values

Cash and cash equivalents	$116,600	$116,600	$67,496	$67,496
Securities held to maturity	15,398	15,805	14,304	14,029
Securities available for sale	254,201	254,201	248,221	248,221
Total loans, net of allowance	2,010,107	1,940,928	2,354,886	2,279,605
Accrued interest receivable	8,035	8,035	8,590	8,590
Other assets	45,024	45,024	49,181	49,181
Deposits	2,022,253	1,983,253	2,252,728	2,119,840
Accrued interest payable	2,507	2,507	1,577	1,577
Other liabilities	14,877	14,877	8,981	8,981
Derivative instrument	(2,715)	(2,715)	—	—
Other borrowings	86,583	144,299	94,602	100,550
Subordinated debentures	81,963	72,303	81,963	84,654
NOTE 5: DERIVATIVE INSTRUMENTS
On February 11, 2011, Southwest entered into an interest rate swap agreement with a total notional amount of $25.0 million. The interest rate swap contract was designated as a hedging instrument in cash flow hedges with the objective of protecting the overall cash flow from Southwest’s quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven year period beginning February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month London Interbank Offered Rate (“LIBOR”). Under the swap, Southwest will pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85% on a total notional amount of $25.0 million, with quarterly settlements. The rate received by Southwest as of September 30, 2011 was 3.10%.
The estimated fair value of the interest rate derivative contract outstanding as of September 30, 2011 resulted in a loss of $2.7 million and was included in other liabilities in the statement of condition. Southwest obtained the counterparty valuation to validate its interest rate derivative contract as of September 30, 2011.
The effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument, $1.7 million for the nine months ended September 30, 2011, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense. No ineffectiveness related to the interest rate derivative was recognized during the reporting period.

Net cash flows as a result of the interest rate swap agreement were $0.5 million for the nine months ended September 30, 2011 and were included in interest expense on subordinated debentures.
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
The fair value of cash and securities posted as collateral by Southwest related to the derivative contract was $3.8 million at September 30, 2011.
NOTE 6: TAXES ON INCOME
Southwest entered into a Settlement Agreement (“the Agreement”) with the Oklahoma Tax Commission (“OTC”) on June 28, 2011 with respect to certain claims made by the OTC. The multi-year claims were protested by Southwest and as a result of settlement of that protest, a previously recorded reserve against those claims was released. As a result of the Agreement, Southwest paid $3.6 million of state tax expense for the years under audit and an additional $1.2 million for tax years 2008 through 2010.
The settlement of this outstanding audit closes the examination period for the years in question and removes the need for Southwest to further reserve for uncertain tax positions in accordance with ASC 740, Income Taxes. A reconciliation of the beginning and ending amounts of unrecognized tax benefit is as follows:

(Dollars in thousands)

Balance at January 1, 2011	$5,333
Increases as a result of tax positions taken during current period	206
Increases as a result of tax positions taken during prior period	—
Decreases relating to settlements with taxing authorities	(5,539)
Reductions due to lapse of the applicable statute of limitations	—

Balance at September 30, 2011	$—

When analyzing the effective tax rate of a corporation, the derecognition of a reserve specific to a prior tax year(s) is treated as a discrete item in the period in which the change occurs. For the first nine months of 2011, the calculated year-to-date effective tax rate is 41.80% and results in a tax benefit.
Southwest and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.
NOTE 7: EARNINGS PER SHARE
Earnings per common share is computed using the two-class method prescribed by ASC 260, Earnings Per Share. Using the two-class method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which excludes outstanding unvested restricted stock. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method. Stock options and warrants with exercise prices greater than the average market price of common shares were not included in the computation of earnings per diluted share as they would have been antidilutive. On September 30, 2011 and 2010, there were 97,526 and 240,749 antidilutive stock options to purchase common shares, respectively. An antidilutive warrant to purchase 703,753 shares of common stock was also outstanding on September 30, 2011.

The following table sets forth the computation of basic and diluted earnings per common share:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands, except earnings per share data)	2011	2010	2011	2010

Numerator:
Net income (loss)	$(9,525)	$3,873	$(10,034)	$12,656
Preferred dividend	(880)	(875)	(2,631)	(2,625)
Warrant amortization	(184)	(173)	(544)	(511)

Net income (loss) available to common shareholders	$(10,589)	$2,825	$(13,209)	$9,520
Loss (earnings) allocated to participating securities	—	(7)	—	(27)

Numerator for basic earnings per common share	$(10,589)	$2,818	$(13,209)	$9,493
Effect of reallocating undistributed earnings of participating securities	—	—	—	—

Numerator for diluted earnings per common share	$(10,589)	$2,818	$(13,209)	$9,493
Denominator:
Denominator for basic earnings per common share -
Weighted average common shares outstanding	19,416,460	19,342,909	19,413,505	17,342,393
Effect of dilutive securities:
Stock options	—	18,739	—	18,257
Warrant	—	—	—	—

Denominator for diluted earnings per common share	19,416,460	19,361,648	19,413,505	17,360,650

Earnings per common share:
Basic	$(0.54)	$0.15	$(0.68)	$0.55

Diluted	$(0.54)	$0.15	$(0.68)	$0.55

NOTE 8: OPERATING SEGMENTS
Southwest operates six principal segments: Oklahoma Banking, Texas Banking, Kansas Banking, Out of Market, Secondary Market, and Other Operations. The Oklahoma Banking segment, the Texas Banking segment, and the Kansas Banking segment provide deposit and lending services to customers in the states of Oklahoma, Texas, and Kansas. The Out of Market segment provides lending services to customers outside Oklahoma, Texas, and Kansas. The Secondary Market segment consists of three operating units: one that provides student lending services to post-secondary students in Oklahoma and several other states, one that provides residential mortgage lending services to customers in Oklahoma, Texas, and Kansas, and one that provides United States Department of Agriculture (“USDA”) government guaranteed commercial real estate lending services to rural healthcare providers. Other Operations includes Southwest’s funds management unit.
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
Southwest identifies reportable segments by type of service provided and geographic location. Operating results are adjusted for borrowings, allocated service costs, and management fees. Portfolio loans are allocated based upon the state of the borrower or the location of the real estate in the case of real estate loans. Loans included in the Out of Market segment are portfolio loans attributable to thirty-four states other than Oklahoma, Texas, or Kansas and primarily consist of healthcare and commercial real estate credits. These out of state loans are administered by offices in Oklahoma, Texas, or Kansas.
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
Beginning January 1, 2011, all segments of Southwest’s subsidiaries reported results using organizational profitability. Prior to January 1, 2011, only the segments of Stillwater National reported results using organizational profitability, while the segments of Bank of Kansas reported results using a direct profitability approach. The change in method did not materially affect segment reporting and had no impact on the consolidated results of Southwest. The amounts for the three and nine months ending September 30, 2010 have been restated using consolidated organizational profitability.
The following table summarizes financial results by operating segment:

For the Three Months Ended September 30, 2011
	Oklahoma	Texas	Kansas	Out of	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Market	Market	Operations	Company

Net interest income	$11,127	$8,876	$3,256	$1,393	$370	$(997)	$24,025
Provision for loan losses	3,917	14,949	498	5,262	—	—	24,626
Noninterest income	1,990	443	490	53	327	286	3,589
Noninterest expenses	7,087	4,307	3,923	943	525	908	17,693

Income (loss) before taxes	2,113	(9,937)	(675)	(4,759)	172	(1,619)	(14,705)
Taxes on income	2,106	(3,482)	(63)	(2,812)	82	(1,011)	(5,180)

Net income (loss)	$7	$(6,455)	$(612)	$(1,947)	$90	$(608)	$(9,525)

For the Three Months Ended September 30, 2010
	Oklahoma	Texas	Kansas	Out of	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Market	Market	Operations	Company

Net interest income	$10,449	$10,089	$3,233	$2,052	$391	$238	$26,452
Provision for loan losses	(172)	10,284	1,173	703	—	—	11,988
Noninterest income	2,035	517	583	64	505	2,631	6,335
Noninterest expenses	7,080	3,305	3,141	617	598	677	15,418

Income (loss) before taxes	5,576	(2,983)	(498)	796	298	2,192	5,381
Taxes on income	2,177	(1,181)	(192)	302	125	277	1,508

Net income (loss)	$3,399	$(1,802)	$(306)	$494	$173	$1,915	$3,873

For the Nine Months Ended September 30, 2011
	Oklahoma	Texas	Kansas	Out of	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Market	Market	Operations	Company

Net interest income	$34,119	$28,367	$10,288	$5,203	$1,038	$(4,584)	$74,431
Provision for loan losses	5,875	24,240	1,217	22,484	—	—	53,816
Noninterest income	5,804	1,402	1,423	161	841	811	10,442
Noninterest expenses	19,791	11,753	9,737	2,577	1,542	2,898	48,298

Income (loss) before taxes	14,257	(6,224)	757	(19,697)	337	(6,671)	(17,241)
Taxes on income	5,525	(2,424)	266	(7,787)	133	(2,920)	(7,207)

Net income (loss)	$8,732	$(3,800)	$491	$(11,910)	$204	$(3,751)	$(10,034)

Fixed asset expenditures	$81	$—	$167	$—	$5	$724	$977
Total loans at period end	770,306	845,485	252,302	166,810	39,902	—	2,074,805
Total assets at period end	802,503	858,391	274,688	173,692	42,065	421,153	2,572,492
Total deposits at period end	1,437,524	152,506	275,440	—	4,919	151,864	2,022,253

For the Nine Months Ended September 30, 2010
	Oklahoma	Texas	Kansas	Out of	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Market	Market	Operations	Company

Net interest income	$32,548	$31,821	$11,275	$6,552	$1,016	$(2,851)	$80,361
Provision for loan losses	1,258	22,202	3,011	1,824	—	—	28,295
Noninterest income	6,218	1,309	1,897	254	1,611	3,186	14,475
Noninterest expenses	19,999	9,875	9,680	2,077	1,659	3,532	46,822

Income (loss) before taxes	17,509	1,053	481	2,905	968	(3,197)	19,719
Taxes on income	6,866	412	169	1,138	402	(1,924)	7,063

Net income (loss)	$10,643	$641	$312	$1,767	$566	$(1,273)	$12,656

Fixed asset expenditures	$98	$40	$108	$—	$52	$527	$825
Total loans at period end	890,598	1,024,863	309,240	248,653	34,868	—	2,508,222
Total assets at period end	918,342	1,008,079	326,699	241,653	37,147	373,355	2,905,275
Total deposits at period end	1,567,186	161,202	269,090	—	4,650	343,520	2,345,648
NOTE 9: DEFERRAL OF INTEREST & DIVIDENDS
In July 2011, Southwest determined to suspend payments of interest on its three issues of outstanding debentures effective August 1, 2011 and dividends on the related trust preferred securities.
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
Southwest’s trust preferred securities were issued by the following subsidiary trusts: Southwest Capital Trust II, which trades on the NASDAQ Global Select Market under the symbol “OKSBP”; OKSB Statutory Trust I; and SBI Capital Trust II. At September 30, 2011, $82.0 million of debentures were outstanding.
In addition, Southwest determined to defer payment of dividends on its Series B Preferred Securities issued under the U.S. Treasury Department’s Capital Purchase Program, effective for the dividend payments, beginning August 15, 2011. Dividends on the Preferred Securities may not be paid while interest on Southwest’s debentures has been deferred, but will continue to accrue. At September 30, 2011, $70.0 million of Preferred Securities were outstanding.
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
NOTE 10: SUBSEQUENT EVENT
Southwest and its banking subsidiary, Stillwater National, are considering a bulk sale of loans and real estate with a carrying value of approximately $300 million. The loans and assets which may be sold are primarily nonperforming assets and potential problem loans. The process includes submission of preliminary bids by potential buyers, which were due November 1, 2011, followed by submission of binding bids later this year. Southwest and its subsidiaries are not bound to complete such a sale, and may choose not to seek binding bids, or to reject all binding bids based upon the terms of the bids received. Overall, bids are expected to reflect discounts from current asset carrying values. The amount actually sold may be substantially less than $300 million.
NOTE 11: NEW AUTHORITATIVE ACCOUNTING GUIDANCE
On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends ASC 820, Fair Value Measurements and Disclosures, to require a number of additional disclosures regarding fair value measurements. Specifically, entities are required to disclose: the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; the reasons for any transfers in or out of Level 3; and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances, and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 also amends ASC 820 to clarify certain existing disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all the amendments to ASC 820 made by ASU 2010-06 were effective for Southwest on January 1, 2010, and the required disclosures are reported in Note 4. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements became effective for Southwest on January 1, 2011 and did not have a significant impact on Southwest’s financial statements.
On July 21, 2010, FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”), which amends ASC 830, Receivables, to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses. ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, the activity in the allowance for credit losses as well as information about modified, impaired, nonaccrual, and past due loans and credit quality indicators. ASU 2010-20, as it relates to disclosures required as of the end of a reporting period was effective for Southwest’s financial statements as of December 31, 2010. Disclosures that relate to activity during a reporting period are required for Southwest’s financial statements issued after January 1, 2011. Southwest has incorporated the required disclosures. See Note 3.
On April 5, 2011, FASB issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 is effective for Southwest’s financial statements ending September 30, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Southwest has incorporated the required disclosures. See Note 3.
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
These forward-looking statements include:
•	Statements of our goals, intentions, and expectations:

•	Estimates of risks and of future costs and benefits;

•	Expectations regarding our future financial performance and the financial performance of our operating segments;

•	Assessments of loan quality, probable loan losses, and the amount and timing of loan payoffs;

•	Assessments of liquidity, off-balance sheet risk, and interest rate risk;

•	Estimates of the value of assets held for sale or available for sale; and

•	Statements of our ability to achieve financial and other goals.
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
Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest became a public company in late 1993. At September 30, 2011, Southwest had total assets of $2.6 billion, deposits of $2.0 billion, and shareholders’ equity of $367.0 million.
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
At September 30, 2011, the Texas Banking segment accounted for $845.5 million in loans, the Oklahoma Banking segment accounted for $770.3 million in loans, the Kansas Banking segment accounted for $252.3 million in loans, and the Out of Market segment accounted for $166.8 million in loans. Southwest offers products to the student, residential mortgage, and rural healthcare lending markets. These operations comprise the Secondary Market business segment. At September 30, 2011, Secondary Market loans accounted for $39.9 million in loans. Southwest engages in residential mortgage lending, but residential mortgages have not been a significant element of Southwest’s strategy. Please see “Financial Condition: Loans” below for additional information.
For additional information on Southwest’s operating segments, please see “Note 8: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements.
FINANCIAL CONDITION
Investment Securities
Southwest’s investment security portfolio increased $7.1 million, or 3%, from $262.5 million at December 31, 2010, to $269.6 million at September 30, 2011. The increase is primarily the result of a $3.0 million, or 5%, increase in U.S. government and agency securities, a $1.9 million, or 13%, increase in tax-exempt securities, and a $2.4 million, or 1%, increase in residential mortgage-backed securities.
Loans
Total loans, including loans held for sale, were $2.1 billion at September 30, 2011, a 14% decrease from December 31, 2010. All loan categories decreased.

The following table presents the trends in the composition of the loan portfolio at the dates indicated:

	September 30, 2011		December 31, 2010		Total	Total
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered	$ Change	% Change

Real estate mortgage
Commercial	$1,169,010	$23,201	$1,310,464	$30,997	$(149,250)	(11.13)%
One-to-four family residential	85,272	7,378	89,800	9,122	(6,272)	(6.34)
Real estate construction
Commercial	348,053	5,987	441,265	6,840	(94,065)	(20.99)
One-to-four family residential	25,527	—	27,429	439	(2,341)	(8.40)
Commercial	367,241	4,286	452,626	5,554	(86,653)	(18.91)
Installment and consumer
Guaranteed student loans	5,547	—	5,843	—	(296)	(5.07)
Other	32,946	357	39,060	676	(6,433)	(16.19)

Total loans	$2,033,596	$41,209	$2,366,487	$53,628	$(345,310)	(14.27)%

The composition of loans held for sale and reconciliation to total loans is shown in the following table:

	September 30,	December 31,
(Dollars in thousands)	2011	2010	$ Change	% Change

Loans held for sale:
Student loans	$5,547	$5,843	$(296)	(5.07)%
One-to-four family residential	4,258	2,300	1,958	85.13
Government guaranteed commercial real estate	29,958	26,718	3,240	12.13
Government guaranteed commercial	139	333	(194)	(58.26)

Total loans held for sale	39,902	35,194	4,708	13.38
Noncovered portfolio loans	1,993,694	2,331,293	(337,599)	(14.48)
Covered portfolio loans	41,209	53,628	(12,419)	(23.16)

Total loans	$2,074,805	$2,420,115	$(345,310)	(14.27)%

Allowance for Loan Losses
Management determines the appropriate level of the allowance for loan losses using an established methodology. (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements.) The allowance for loan losses is comprised of two primary components. Loans deemed to be impaired (all loans on nonaccrual or restructured) are evaluated on an individual basis using the discounted present value of expected cash flows, the fair value of collateral, or the market value of the loan, and a specific allowance is recorded based upon the result. Collateral dependent loans are evaluated for impairment based upon the fair value of the collateral. Any portion of a collateral dependent impaired loan in excess of the fair value of the collateral that is determined to be uncollectible is charged off. Loans other than impaired loans are segmented into loan pools by type of loan. The commercial real estate and real estate construction pools are further segmented by the market in which the loan collateral is based. Our primary markets are Oklahoma, Texas, and Kansas and loans secured by real estate within these markets are included in the “in-market” pool, with the remaining loans defaulting to the “out-of-market” pool. The allowance on the other loans is determined by use of historical loss ratios adjusted for qualitative internal and external risk factors.
At September 30, 2011, the allowance for loan losses was $64.7 million, a decrease of $0.5 million, or less than 1%, from the allowance for loan losses at December 31, 2010. The amount of the allowance resulted from the application of the methodology, which is designed to estimate inherent losses on total portfolio loans, including nonperforming loans.
At September 30, 2011, the allowance on the $132.3 million in noncovered nonaccrual loans was $15.5 million (12%), compared with an allowance on $106.6 million in noncovered nonaccrual loans at December 31, 2010 of $12.9 million (12%), an increase in the allowance of $2.6 million. At September 30, 2011, the allowance on the $72.3 million noncovered performing troubled debt restructured loans was $1.1 million (2%), compared with an allowance on $63.1 million in noncovered performing troubled debt restructured loans of $7.0 million (11%) at December 31, 2010, a decrease in the allowance of $5.9 million, or 84%.

Excluding the impaired loans mentioned above, at September 30, 2011, the allowance for the remaining other noncovered loans was $48.1 million (3%), compared to $45.3 million (2%) at December 31, 2010, an increase in the allowance of $2.8 million, or 6%. The increase in the allowance related to these other noncovered loans mainly resulted from increased losses and consideration of certain trends and qualitative factors. These included management’s assessment of economic risk (particularly with respect to commercial and commercial real estate loans), and asset quality trends, including levels of potential problem loans and loan concentrations in commercial real estate mortgage and construction loans, which together comprised approximately 75% of our noncovered loans at September 30, 2011, and portfolio loss trends. Based on its analysis, management believes the amount of the allowance is appropriate. Covered loans were $41.2 million and $53.6 million as of September 30, 2011 and December 31, 2010, respectively. These loans are subject to protection under the loss sharing agreements with the FDIC and as a result of discounts on these loans; therefore they currently do not have an allowance for loan losses.
The amount of the loan loss provision for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs for the period. Net charge-offs for the first nine months of 2011 were $54.3 million, an increase of $36.1 million, or 197%, over the $18.3 million recorded for the first nine months of 2010. The provision for loan losses for the first nine months of 2011 was $53.8 million, representing an increase of $25.5 million, or 90%, from the $28.3 million recorded for the first nine months of 2010.
Nonperforming Loans
At September 30, 2011, the allowance for loan losses was 48.75% of noncovered nonperforming loans, compared to 60.91% of noncovered nonperforming loans, at December 31, 2010 (see “Provision for Loan Losses” on page 79). Noncovered nonaccrual loans, which comprise the majority of noncovered nonperforming loans, were $132.3 million as of September 30, 2011, an increase of $25.7 million, or 24%, from December 31, 2010. We have taken cumulative charge-offs related to these noncovered nonaccrual loans of $34.9 million as of September 30, 2011. Noncovered nonaccrual loans at September 30, 2011 were comprised of 58 relationships and were primarily concentrated in real estate construction (52%) and commercial real estate (43%) loans. All noncovered nonaccrual loans are considered impaired and are carried at their estimated collectible amounts. These noncovered loans are believed to have sufficient collateral and are in the process of being collected. Covered nonperforming loans at September 30, 2011 of $7.7 million are subject to protection under the loss share agreements with the FDIC.

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered

Nonaccrual loans:
Commercial real estate	$56,234	$1,953	$29,996	$4,391
One-to-four family residential	1,433	200	1,984	932
Real estate construction	68,554	4,293	67,571	4,897
Commercial	5,895	608	6,977	581
Other consumer	152	11	38	5

Total nonaccrual loans	132,268	7,065	106,566	10,806

Past due 90 days or more:
Commercial real estate	—	—	514	—
One-to-four family residential	273	—	—	—
Real estate construction	—	610	—	—
Commercial	185	—	—	—
Other consumer	—	—	3	—

Total past due 90 days or more	458	610	517	—

Total nonperforming loans	132,726	7,675	107,083	10,806
Other real estate	70,785	5,350	37,722	4,187

Total nonperforming assets	$203,511	$13,025	$144,805	$14,993

Performing restructured	$1,026	$—	$2,177	$—

Nonperforming assets to portfolio loans receivable and other real estate	9.86%	27.98%	6.11%	25.93%
Nonperforming loans to portfolio loans receivable	6.66%	18.62%	4.59%	20.15%
Allowance for loan losses to nonperforming loans	48.75%	—	60.91%	—

At September 30, 2011 and December 31, 2010, twelve and nine credit relationships represented 68% and 70% of noncovered nonperforming loans and 44% and 52% of noncovered nonperforming assets, respectively. As of September 30, 2011, these credit relationships were all collateral dependent and commercial real estate lending relationships with aggregate principal balances of $90.3 million and related impairment reserves of $12.3 million. Aggregate charge-offs for these twelve and nine relationships were $12.3 million and $7.1 million as of September 30, 2011 and December 31, 2010, respectively.
Noncovered performing loans considered potential problem loans, loans which are not included in the past due or nonaccrual categories but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, amounted to approximately $276.7 million at September 30, 2011, compared to $233.1 million at December 31, 2010. Substantially all of these loans were performing in accordance with their present terms at September 30, 2011. Included in this total are $72.1 million loans that are considered performing troubled debt restructured loans as a result of a modification in terms due to a weakening in the financial position of the borrower. Additionally, there are $2.0 million and $3.5 million, respectively, of covered potential problem loans, which are subject to protection under the loss share agreements with the FDIC. Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.
At September 30, 2011, the reserve for unfunded loan commitments was $2.2 million, a $0.4 million, or 20%, increase from the amount at December 31, 2010. Management believes the amount of the reserve is appropriate. The increased amount is the result of consideration of increased losses and certain trends and qualitative factors.
Deposits and Other Borrowings
Southwest’s deposits were $2.0 billion and $2.3 billion at September 30, 2011 and December 31, 2010, respectively. The following table presents the trends in the composition of deposits at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2011	2010	$ Change	% Change

Noninterest-bearing demand	$388,365	$377,182	$11,183	2.96%
Interest-bearing demand	98,270	92,584	5,686	6.14
Money market accounts	461,546	495,253	(33,707)	(6.81)
Savings accounts	31,319	26,665	4,654	17.45
Time deposits of $100,000 or more	551,914	694,565	(142,651)	(20.54)
Other time deposits	490,839	566,479	(75,640)	(13.35)

Total deposits	$2,022,253	$2,252,728	$(230,475)	(10.23)%

Stillwater National has substantial unused borrowing availability in the form of unsecured brokered certificate of deposits from Bank of America Merrill Lynch, Citigroup Global Markets, Inc., Wells Fargo Bank, NA, UBS Securities, LLC, RBC Capital Markets Corp., and Morgan Stanley & Co., Inc. in connection with its retail certificate of deposit program. At September 30, 2011, $25 million in these retail certificates of deposit were included in time deposits of $100,000 or more, a decrease of $85 million, or 77%, from December 31, 2010.
Stillwater National has other brokered certificates of deposit totaling $0.7 million and $1.0 million as of September 30, 2011 and December 31, 2010, respectively, included in time deposits of $100,000 or more in the above table.
Other borrowings, which includes short-term federal funds purchased, FHLB borrowings, and repurchase agreements, decreased $8.0 million, or 8%, to $86.6 million during the first nine months of 2011. The decrease reflects the changes in the need for other funding based on lending activities for the period.
Shareholders’ Equity
Shareholders’ equity decreased $10.8 million, or 3%, due to a loss of $10.0 million and preferred dividends declared totaling $2.6 million for the first nine months of 2011. Net unrealized holding gains on available for sale investment securities and derivative instruments (net of tax) increased to $2.7 million at September 30, 2011, compared to $1.0 million at December 31, 2010.

At September 30, 2011, Southwest, Stillwater National, and Bank of Kansas continued to exceed all applicable regulatory capital requirements. See “Capital Requirements” on page 81.
RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2011 and 2010
Net loss available to common shareholders for the third quarter of 2011 of $10.6 million represented a decrease of $13.4 million from the $2.8 million net income available to common shareholders earned in the third quarter of 2010. Diluted earnings per share were $(0.54), compared to $0.15. The decrease in quarterly net income available to common shareholders was the result of a $12.6 million, or 105%, increase in the provision for loan losses, a $2.4 million, or 9%, decrease in net interest income, a $2.7 million, or 43%, decrease in noninterest income, and a $2.3 million, or 15%, increase in noninterest expense, offset in part by a $6.7 million, or 444% decrease in income taxes.
Provisions for loan losses are booked in the amounts necessary to increase the allowance for loan losses to an appropriate level at period end after net charge-offs for the period. The necessary provision for third quarter of 2011 was $12.6 million more than the provision required for third quarter of 2010. (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 79.)
On an operating segment basis, the decrease in net income was the net result of a $4.7 million decrease in net income from the Texas Banking segment, a $3.4 million decrease in net income from the Oklahoma Banking segment, a $2.4 million increase in net loss from the Out of Market segment, a $2.5 million increase in net loss from the Other Operations segment, and a $0.3 million increase in net loss from the Kansas Banking segment.
Net Interest Income

	For the three months
	ended September 30,
(Dollars in thousands)	2011	2010	$ Change	% Change

Interest income:
Loans	$27,873	$32,824	$(4,951)	(15.08)%
Investment securities:
U.S. government and agency obligations	366	526	(160)	(30.42)
Mortgage-backed securities	1,298	1,430	(132)	(9.23)
State and political subdivisions	103	61	42	68.85
Other securities	12	62	(50)	(80.65)
Other interest-earning assets	131	180	(49)	(27.22)

Total interest income	29,783	35,083	(5,300)	(15.11)

Interest expense:
Interest-bearing demand deposits	102	111	(9)	(8.11)
Money market accounts	507	976	(469)	(48.05)
Savings accounts	11	15	(4)	(26.67)
Time deposits of $100,000 or more	1,680	3,128	(1,448)	(46.29)
Other time deposits	1,511	2,572	(1,061)	(41.25)
Other borrowings	469	524	(55)	(10.50)
Subordinated debentures	1,478	1,305	173	13.26

Total interest expense	5,758	8,631	(2,873)	(33.29)

Net interest income	$24,025	$26,452	$(2,427)	(9.18)%

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

Yields on Southwest’s interest-earning assets decreased 15 basis points, while the rates paid on Southwest’s interest-bearing liabilities decreased 30 basis points, resulting in an increase in the interest rate spread to 3.44% for the third quarter of 2011 from 3.29% for the third quarter of 2010. During the same periods, annualized net interest margin was 3.77% and 3.63%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 135.92% from 129.13%. Included in both the third quarter of 2011 and the third quarter of 2010 was a net reduction of $0.3 million resulting from interest reversal on nonaccrual loans offset by the quarterly adjustment of the discount accretion on loans and the loss share receivable. The net effects of these reductions on net interest margin were a 3 basis point decrease for third quarter of 2011 and the third quarter of 2010.
The decrease in total interest income was primarily the result of the decrease in average loans. Southwest’s average loans decreased $372.1 million, or 15%, and the related yield decreased to 5.09% for the third quarter of 2011 from 5.12% for the third quarter of 2010. During the same period, average investment securities increased $22.3 million, or 9%; however, the related yield decreased to 2.62% from 3.34% in 2010. Average other interest earning assets decreased $11.9 million, or 12% and the related yield decreased to 0.59% for the third quarter of 2011 from 0.72% for the third quarter of 2010.
The decrease in total interest expense can be attributed to the decrease in rates paid on interest-bearing liabilities and the effects of a $377.9 million, or 17%, decrease in average interest-bearing liabilities. Southwest’s average total interest-bearing deposits decreased $374.7 million, or 18%, and the related rates paid for interest expense decreased to 0.93% for the third quarter of 2011 from 1.31% for the third quarter of 2010. Average other borrowings decreased $3.2 million, or 3%, and the related rates paid for interest expense decreased to 2.07% for the third quarter of 2011 from 2.23% for the third quarter of 2010.
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

	For the three months ended September 30,
(Dollars in thousands)	2011 vs. 2010
	Increase	Due to Change
	Or	In Average:
	(Decrease)	Volume	Rate

Interest earned on:
Noncovered loans receivable (1)	$(4,631)	$(5,191)	$560
Covered loans receivable	(320)	(442)	122
Investment securities (1)	(300)	235	(535)
Other interest-earning assets	(49)	(61)	12

Total interest income	(5,300)	(5,272)	(28)

Interest paid on:
Interest-bearing demand	(9)	19	(28)
M oney market accounts	(469)	(62)	(407)
Savings accounts	(4)	3	(7)
Time deposits	(2,509)	(1,272)	(1,237)
Other borrowings	(55)	(17)	(38)
Subordinated debentures	173	—	173

Total interest expense	(2,873)	(1,325)	(1,548)

Net interest income	$(2,427)	$(3,947)	$1,520

(1)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material

AVERAGE BALANCES, YIELDS AND RATES
The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the three months ended September 30,
(Dollars in thousands)	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Assets
Noncovered loans (1) (2)	$2,127,291	$27,160	5.07%	$2,477,413	$31,791	5.09%
Covered loans (1)	44,018	713	6.43	65,999	1,033	6.21
Investment securities (2)	269,143	1,779	2.62	246,838	2,079	3.34
Other interest-earning assets	87,649	131	0.59	99,500	180	0.72

Total interest-earning assets	2,528,101	29,783	4.67	2,889,750	35,083	4.82
Other assets	121,115			76,570

Total assets	$2,649,216			$2,966,320

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$111,805	$102	0.36%	$93,481	$111	0.47%
M oney market accounts	480,817	507	0.42	515,754	976	0.75
Savings accounts	30,467	11	0.14	25,306	15	0.24
Time deposits	1,065,019	3,191	1.19	1,428,247	5,700	1.58

Total interest-bearing deposits	1,688,108	3,811	0.93	2,062,788	6,802	1.31
Other borrowings	89,964	469	2.07	93,136	524	2.23
Subordinated debentures	81,963	1,478	7.21	81,963	1,305	6.37

Total interest-bearing liabilities	1,860,035	5,758	1.23	2,237,887	8,631	1.53

Noninterest-bearing demand deposits	375,465			330,321
Other liabilities	32,447			16,960
Shareholders’ equity	381,269			381,152

Total liabilities and shareholders’ equity	$2,649,216			$2,966,320

Net interest income and interest rate spread		$24,025	3.44%		$26,452	3.29%

Net interest margin (3)			3.77%			3.63%

Ratio of average interest-earning assets to average interest-bearing liabilities	135.92%			129.13%

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.

(2)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

(3)	Net interest margin = annualized net interest income / average interest-earning assets

Noninterest Income

	For the three months
	ended September 30,
(Dollars in thousands)	2011	2010	$ Change%	Change

Noninterest income:
Other service charges	$2,588	$2,659	$(71)	(2.67)%
Other fees	529	335	194	57.91
Other noninterest income	46	83	(37)	(44.58)
Gain on sales of loans:
Student loan sales	318	595	(277)	(46.55)
One-to-four family residential	(1)	36	(37)	(102.78)
All other loan sales	109	22	87	395.45
Gain on sale/call of investment securities	—	2,605	(2,605)	(100.00)

Total noninterest income	$3,589	$6,335	$(2,746)	(43.35)%

The decrease in other service charges is primarily the result of decreased overdraft service charges. Other fees increased as a result of increased brokerage fees and decreased amortization of mortgage servicing rights as a result of decreased prepayment speeds. Other noninterest income declined as a result of loss share adjustments of prior recoveries related to acquired loans.
Gain on sales of loans is a reflection of the activity in the student, mortgage, and commercial lending areas discussed elsewhere in this report.
Gain on sale/call of investment securities includes a $2.5 million gain recognized as the result of the sale of investment securities during the third quarter of 2010.
Noninterest Expense

	For the three months
	ended September 30,
(Dollars in thousands)	2011	2010	$ Change	% Change

Noninterest expense:
Salaries and employee benefits	$7,734	$7,183	$551	7.67%
Occupancy	2,694	2,835	(141)	(4.97)
FDIC and other insurance	824	1,347	(523)	(38.83)
Other real estate (net)	1,445	228	1,217	533.77
Unfunded loan commitment reserve	305	(294)	599	(203.74)
Other general and administrative	4,691	4,119	572	13.89

Total noninterest expense	$17,693	$15,418	$2,275	14.76%

Salaries and employee benefits increased primarily as a result of increased salary expense. The number of full-time equivalent employees did not change from 437 at the beginning of the third quarter of 2011. For the third quarter of 2010, the number of full-time equivalent employees decreased from 447 at the beginning of the quarter to 440 as of September 30, 2010.
Southwest’s financial institution subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates. The decrease from prior year is the result of the decrease in average deposits.
The increase in other real estate net expenses is the result of $1.2 million in current period write-downs to fair market values of noncovered other real estate.
The unfunded loan commitment reserve expense increased as a result of the application of our methodology to calculate the reserve.
The increase in other general and administrative expense is primarily the result of increased collection costs of $0.9 million, offset by decreased consulting fees of $0.4 million.

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
Net loss available to common shareholders for the nine months ended September 30, 2011 of $13.2 million represented a decrease of $22.7 million, or 239%, from the $9.5 million of net income available to common shareholders earned in the nine months ended September 30, 2010. Diluted earnings per share were $(0.68) compared to $0.55, a 224% decrease. The decrease in net income available to common shareholders was primarily the result of a $25.5 million, or 90%, increase in the provision for loan losses, a $5.9 million, or 7%, decrease in net interest income, a $4.0 million, or 28%, decrease in noninterest income, and a $1.5 million, or 3%, increase in noninterest expense, offset in part by a $14.3 million, or 202%, decrease in income tax expense.
Provisions for loan losses are booked in the amounts necessary to increase the allowance for loan losses to an appropriate level at period end after charge-offs for the period. The necessary provision as of September 30, 2011 was $25.5 million more than the provision required as of September 30, 2010. (See Note 3: “Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 79.)
On an operating segment basis, the decrease in net income was the result of a $13.7 million decrease in income from the Out of Market segment, a $4.4 million decrease in net income from the Texas Banking segment, a $2.5 million increase in net loss from the Other Operation segment, a $1.9 million decrease in net income from the Oklahoma Banking segment, and a $0.4 million decrease in income from the Secondary Market segment, offset in part by a $0.2 million increase in net income from the Kansas Banking segment.
Net Interest Income

	For the nine months
	ended September 30,
(Dollars in thousands)	2011	2010	$ Change%	Change

Interest income:
Loans	$87,890	$101,087	$(13,197)	(13.06)%
Investment securities:
U.S. government and agency obligations	1,152	1,675	(523)	(31.22)
Mortgage-backed securities	3,868	4,329	(461)	(10.65)
State and political subdivisions	282	203	79	38.92
Other securities	87	217	(130)	(59.91)
Other interest-earning assets	401	610	(209)	(34.26)

Total interest income	93,680	108,121	(14,441)	(13.36)

Interest expense:
Interest-bearing demand deposits	329	383	(54)	(14.10)
Money market accounts	1,766	3,026	(1,260)	(41.64)
Savings accounts	37	47	(10)	(21.28)
Time deposits of $100,000 or more	6,106	10,669	(4,563)	(42.77)
Other time deposits	5,237	8,222	(2,985)	(36.31)
Other borrowings	1,460	1,565	(105)	(6.71)
Subordinated debentures	4,314	3,848	466	12.11

Total interest expense	19,249	27,760	(8,511)	(30.66)

Net interest income	$74,431	$80,361	$(5,930)	(7.38)%

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
Yields on Southwest’s interest-earning assets decreased 12 basis points, while the rates paid on Southwest’s interest-bearing liabilities decreased 27 basis points, resulting in an increase in the interest rate spread to 3.45% for the first nine months of

2011 from 3.30% for the first nine months of 2010. During the same periods, annualized net interest margin was 3.78% and 3.63%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 134.41% from 126.14%. Included in net interest income for the first nine months of 2011 was a net reduction of $0.4 million resulting from interest reversals on nonaccrual loans offset by the year-to-date adjustments of the discount accretion on loans and the loss share receivable. Included in net interest income for the first nine months of 2010 was a recovery of $0.5 million in interest from the resolution of nonperforming loans and additional discount accretion on loans and loss share receivable, offset in part by interest reversals on nonaccrual loans. The net effects of these adjustments on net interest margin were a 2 basis point decrease and a 3 basis point increase, respectively.
The decrease in interest income was primarily the result of the decrease in average loans. Southwest’s average loans decreased $324.3 million, or 12%, and the related yield decreased to 5.15% for the first nine months of 2011 from 5.19% in 2010. During the same period, average investment securities increased $21.4 million, or 9%; however, the related yield decreased to 2.73% from 3.54% in 2010. Average other interest earning assets decreased $26.9 million, and the related yield decreased to 0.61% for the first nine months of 2011 from 0.71% in 2010.
The decrease in total interest expense can be attributed to the decrease in the rates paid on interest-bearing liabilities and the effects of a $390.0 million, or 17%, decrease in average interest-bearing liabilities. Southwest’s total interest-bearing deposits decreased $383.3 million, or 18%, and the related rates paid for interest expense decreased to 1.05% for the first nine months of 2011 from 1.38% in 2010. Average other borrowings decreased $6.7 million, or 7%; however, the related rates paid for interest expense remained flat at 2.18% for first nine months of 2011 and the first nine months of 2010.
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

	For the nine months ended September 30,
(Dollars in thousands)	2011 vs. 2010
	Increase	Due to Change
	Or	In Average:
	(Decrease)	Volume	Rate

Interest earned on:
Noncovered loans receivable (1)	$(12,015)	$(11,438)	$(577)
Covered loans receivable	(1,182)	(1,323)	141
Investment securities (1)	(1,035)	530	(1,565)
Other interest-earning assets	(209)	(131)	(78)

Total interest income	(14,441)	(11,789)	(2,652)
Interest paid on:
Interest-bearing demand	(54)	33	(87)
Money market accounts	(1,260)	(121)	(1,139)
Savings accounts	(10)	6	(16)
Time deposits	(7,548)	(4,126)	(3,422)
Other borrowings	(105)	(110)	5
Subordinated debentures	466	—	466

Total interest expense	(8,511)	(4,223)	(4,288)

Net interest income	$(5,930)	$(7,566)	$1,636

(1)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

AVERAGE BALANCES, YIELDS AND RATES
The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the nine months ended September 30,
(Dollars in thousands)		2011			2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Assets
Noncovered loans (1) (2)	$2,234,219	$85,366	5.11%	$2,533,490	$97,381	5.14%
Covered loans (1)	$47,619	$2,524	7.09	72,676	3,706	6.82
Investment securities (2)	264,004	5,389	2.73	242,629	6,424	3.54
Other interest-earning assets	87,729	401	0.61	114,629	610	0.71

Total interest-earning assets	2,633,571	93,680	4.76	2,963,424	108,121	4.88
Other assets	102,042			74,199

Total assets	$2,735,613			$3,037,623

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$112,394	$329	0.39%	$102,843	$383	0.50%
Money market accounts	487,522	1,766	0.48	508,742	3,026	0.80
Savings accounts	29,131	37	0.17	25,515	47	0.25
Time deposits	1,158,922	11,343	1.31	1,534,135	18,891	1.65

Total interest-bearing deposits	1,787,969	13,475	1.05	2,171,235	22,347	1.38
Other borrowings	89,384	1,460	2.18	96,099	1,565	2.18
Subordinated debentures	81,963	4,314	7.02	81,963	3,848	6.26

Total interest-bearing liabilities	1,959,316	19,249	1.31	2,349,297	27,760	1.58

Noninterest-bearing demand deposits	370,145			318,609
Other liabilities	23,510			17,629
Shareholders’ equity	382,642			352,088

Total liabilities and shareholders’ equity	$2,735,613			$3,037,623

Net interest income and interest rate spread		$74,431	3.45%		$80,361	3.30%

Net interest margin (3)			3.78%			3.63%

Ratio of average interest-earning assets to average interest-bearing liabilities	134.41%			126.14%

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.

(2)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

(3)	Net interest margin = annualized net interest income / average interest-earning assets

Noninterest Income

	For the nine months
	ended September 30,
(Dollars in thousands)	2011	2010	$ Change	% Change

Noninterest income:
Other service charges	$7,690	$8,140	$(450)	(5.53)%
Other fees	1,536	1,120	416	37.14
Other noninterest income	195	515	(320)	(62.14)
Gain on sales of loans:
Student loan sales	788	1,228	(440)	(35.83)
One-to-four family residential	(1)	709	(710)	(100.14)
All other loan sales	234	117	117	100.00
Gain on sale/call of investment securities	—	2,646	(2,646)	(100.00)

Total noninterest income	$10,442	$14,475	$(4,033)	(27.86)%

The decrease in other service charges is primarily the result of decreases in overdraft service charges of $0.5 million. Other fees increased primarily as a result of increased loan servicing fees of $0.2 million, increased brokerage fees of $0.1 million, and decreased amortization of mortgage servicing rights of $0.2 million as a result of decreased prepayment speeds. Other noninterest income decreased as a result of decreased loss share adjustment of recoveries related to acquired loans and the prior year income included $0.2 million from the sale of trust operations.
Gain on sales of loans is a reflection of the activity in the student, mortgage, and commercial lending areas discussed elsewhere in this report.
Gain on sale/call of investment securities includes a $2.5 million gain recognized as the result of the sale of investment securities during the first nine months of 2010.
Noninterest Expense

	For the nine months
	ended September 30,
(Dollars in thousands)	2011	2010	$ Change	% Change

Noninterest expense:
Salaries and employee benefits	$22,223	$22,400	$(177)	(0.79)%
Occupancy	8,201	8,454	(253)	(2.99)
FDIC and other insurance	3,004	4,455	(1,451)	(32.57)
Other real estate (net)	4,483	963	3,520	365.52
Unfunded loan commitment reserve	378	(1,271)	1,649	(129.74)
Other general and administrative	10,009	11,821	(1,812)	(15.33)

Total noninterest expense	$48,298	$46,822	$1,476	3.15%

Salaries and employee benefits decreased primarily as a result of a decrease in the profit sharing contribution. The number of full-time equivalent employees for the first nine months increased from 432 at the beginning of the year to 437 as of September 30, 2011. For the first nine months of 2010, the number of full-time equivalent employees decreased from 466 at the beginning of the year to 432 as of September 30, 2010.
Southwest’s bank subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates. The decrease from prior year is the result of the decrease in average deposits.
The increase in other real estate net expenses is includes a provision for other real estate of $0.5 million and $1.8 million in current period write-downs to fair market values of noncovered other real estate.
The increase in the unfunded loan commitment reserve expense resulted from the application of our reserve methodology.
The decrease in other general and administrative expense is primarily the result of the settlement of Oklahoma state tax claims for less than the amount accrued, of $2.5 million, offset by increased loan collection costs of $0.9 million.

Provisions for Loan Losses
Southwest records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the levels Southwest determines are appropriate. (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements.)
The allowance for loan losses of $64.7 million at September 30, 2011 decreased $0.5 million, or less than 1%, from year-end 2010. The decrease in the allowance for loan losses is a result of the $54.3 million in net charge-offs incurred in the first nine months of 2011, offset by the $53.8 million provision for loan losses recorded in the first nine months of 2011. The year-to-date provision for loan losses increased $25.5 million, or 90%, from the first nine months of 2010. The increase in the provision for loan losses was the result of the calculations of the appropriate allowance at each period end. (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Loans” on page 56.)
Taxes on Income
Southwest entered into a Settlement Agreement (“the Agreement”) with the Oklahoma Tax Commission (“OTC”) on June 28, 2011 with respect to certain claims made by the OTC. For additional information, please see “Note 6: Taxes on Income” in the Notes to the Unaudited Consolidated Financial Statements on page 47.
Southwest’s income tax benefit was $7.2 million for the first nine months of 2011 compared to tax expense of $7.1 million for the first nine months of 2010, a decrease of $14.3 million, or 202%. The decrease in the income tax expense is the result of decreased income.
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
Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program. The outstanding balance of those notes was $1.3 million at September 30, 2011. Stillwater National has approved federal funds purchase lines totaling $211.5 million with six banks; there was no outstanding balance on these lines at September 30, 2011. Stillwater National is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program. Collateral under this program consists of pledged selected commercial and industrial loans. Currently the collateral will allow Stillwater National to borrow up to $84.5 million. As of September 30, 2011, no borrowings were made through the BIC program. In addition, Stillwater National has available a $413.9 million line of credit and Bank of Kansas has a $57.8 million line of credit from the FHLB. Borrowings under the FHLB lines are secured by investment securities and loans. At September 30, 2011, the Stillwater National FHLB line of credit had an outstanding balance of $40.0 million, and the Bank of Kansas line of credit had an outstanding balance of $5.0 million.
(See also “Deposits and Other Borrowings” on page 61 for funds available on brokered certificate of deposit lines of credit and “Note 8: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements for a discussion on Southwest’s funds management unit.)
Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of U.S. government agency obligations, which are designated as pledged with Stillwater National’s safekeeping agent. These transactions are for one to four day periods. Outstanding balances under this program were $40.3 million and $22.2 million as of September 30, 2011 and September 30, 2010, respectively.

At September 30, 2011, $215.5 million of the total carrying value of investment securities of $269.6 million were pledged as collateral to secure public and trust deposits, sweep agreements, and borrowings from the FHLB. Any amount over pledged can be released at any time.
During the first nine months of 2011, no category of short-term borrowings had an average balance that exceeded 30% of ending shareholders’ equity.
During the first nine months of 2011, cash and cash equivalents increased by $49.1 million, or 73%, to $116.6 million. This increase was the net result of cash provided from investing activities of $251.8 million (primarily from net repayments of loans and proceeds from repayments, call and maturities of securities) and cash provided by operating activities of $37.6 million, offset in part by cash used in financing activities of $240.3 million (primarily from decreases in deposits).
During the first nine months of 2010, cash and cash equivalents decreased by $29.4 million, or 25%, to $89.5 million. This decrease was the net result of cash used in financing activities of $216.4 million (primarily from decreases in deposits), offset in part by cash provided from investing activities of $112.0 million (primarily net repayments of loans and proceeds from repayments, calls and maturities of available for sale securities) and cash provided by operating activities of $75.0 million.
As of September 30, 2011, the holding company has $29.2 million in available cash.
CAPITAL REQUIREMENTS
Bank holding companies are required to maintain capital ratios set by the Federal Reserve Bank in its Risk-Based Capital Guidelines. At September 30, 2011, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 20.81%, a Tier I risk-based capital ratio of 19.54%, and a leverage ratio of 16.47%. As of September 30, 2011, Stillwater National and Bank of Kansas met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, or Bank of Kansas by bank regulators.
On January 27, 2010, Stillwater National informally agreed with the Office of the Comptroller of the Currency, its primary federal regulator, to maintain a ratio of capital to risk weighted assets of at least 12.5% and a Tier 1 leverage ratio of at least 8.5%. As of September 30, 2011, Stillwater National had a capital to risk weighted assets ratio of 19.14% and a Tier 1 leverage ratio of 14.88%.
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

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp

Policy Limit	(18.00)%	(10.00)%	(5.00)%
September 30, 2011	(1.31)%	(4.29)%	(4.25)%
December 31, 2010	1.58%	(2.77)%	(3.30)%
The current overnight rate as established by the Federal Open Market Committee is in the 0% to 0.25% range. Southwest believes that all down rate scenarios are impractical since they would result in an overnight rate of less than 0%. As a result, the down 100 bp, down 200 bp, and down 300 bp scenarios have been excluded. Net interest income at risk increased in each of the rising interest rate scenarios when compared to the December 31, 2010 risk position. Southwest’s greatest exposure to changes in interest rate is in the +200 bp scenario with a decline in net interest income of (4.29%) at September 30, 2011, a 1.52 percentage point decline from the December 31, 2010 level of (2.77%). All of the above measures of net interest income at risk remain well within prescribed policy limits.
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

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

Policy Limit	(35.00)%	(20.00)%	(10.00)%
September 30, 2011	2.40%	1.64%	0.57%
December 31, 2010	(2.15)%	(1.35)%	(0.47)%
As of September 30, 2011, the economic value of equity measure improved in each of the three rising interest rate scenarios when compared to the December 31, 2010 percentages. Southwest’s greatest improvement to economic value of equity can be found in the +300 bp scenario. The +300 bp scenario was 2.40% on September 30, 2011, a 4.55 percentage point increase over the December 31, 2010 value of (2.15%). The economic value of equity ratio in all scenarios remains well within Southwest’s asset/liability management policy limits.
* * * * * * *
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of September 30, 2011. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of September 30, 2011.
First Nine Months of 2011 Changes in Internal Control over Financial Reporting
No change occurred during the first nine months of 2011 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal proceedings

None

Item 1A:	Risk Factors

There were no material changes in risk factors during the first nine months of 2011 from those disclosed in Southwest’s Form 10-K for the year ended December 31, 2010.

Item 2:	Unregistered sales of equity securities and use of proceeds

There were no unregistered sales of equity securities by Southwest during the quarter ended September 30, 2011.

There were no purchases of Southwest’s common stock by or on behalf of Southwest or any affiliated purchasers of Southwest (as defined in Securities and Exchange Commission Rule 10b-18) during the three months ended September 30, 2011.

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
SOUTHWEST BANCORP, INC.
(Registrant)

By:	/s/ Rick Green	November 4, 2011

	Rick Green	Date
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Laura Robertson	November 4, 2011

	Laura Robertson	Date
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)