Form 10-K
period 2011-12-31
SOUTHWEST BANCORP INC
filed 2012-03-13
CIK 914374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2011

Commission File Number 001-34110

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  YES    ☒  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  YES    ☒  NO*

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by a check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

The registrant’s Common Stock is traded on the NASDAQ Global Select Market under the symbol OKSB. The aggregate market value of approximately 18,394,745 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2011, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $180.1 million based on the closing sales price of $9.79 per share of the registrant’s Common Stock on that date. Solely for purposes of this calculation, it is assumed that directors, officers, and 5% stockholders of the registrant (other than institutional investors) are affiliates.

As of the close of business on March 13, 2012, 19,445,913 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference

Part III:	Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Shareholders, to be held on April 26, 2012, are incorporated by reference to the extent described therein.

*	The registrant is required to file reports pursuant to Section 13 of the Act.

SOUTHWEST BANCORP, INC.

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

Southwest Bancorp, Inc. (“Southwest”) makes forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. We intend these statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include:

•	Statements of Southwest’s goals, intentions, and expectations;

•	Estimates of risks and of future costs and benefits;

•	Expectations regarding our future financial performance and the financial performance of our operating segments;

•	Expectations regarding our ability to utilize tax loss benefits;

•	Assessments of loan quality, probable loan losses, and the amount and timing of loan payoffs;

•	Estimates of the value of assets held for sale or available for sale; and

•	Statements of our ability to achieve financial and other goals.

These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws, regulations, and accounting principles; changes in regulatory standards and examination policies; and a variety of other matters. These other matters include, among other things, the direct and indirect effects of economic conditions on interest rates, credit quality, loan demand, liquidity, and monetary and supervisory policies of banking regulators. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest’s past growth and performance do not necessarily indicate our future results. For other factors, risks, and uncertainties that could cause actual results to differ materially from estimates and projections contained in forward-looking statements, please read the “Risk Factors” contained in this report and future Southwest reports to the Securities and Exchange Commission.

The cautionary statements in this release also identify important factors and possible events that involve risk and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made. We do not intend, and undertake no obligation, to update or revise any forward-looking statements contained in this release, whether as a result of differences in actual results, changes in assumptions, or changes in other factors affecting such statements, except as required by law. Please see the discussion of Risk Factors on page 96 and Critical Accounting Policies on page 10.

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

Item of Form 10-K		Location
Part I
Item 1.	Business	“Forward-Looking Statements” on page 2, “About this Report” on page 5, and “Business” on pages 82 through 92.

Item 1A.	Risk Factors	“Risk Factors” on pages 96 through 104.

Item 1B.	Unresolved Staff Comments	None.

Item 2.	Properties	“Properties” on pages 106 through 108.

Item 3.	Legal Proceedings	Note 17 “Commitments and Contingencies” on page 77.

Item 4.	Mine Safety Disclosures	Not applicable.

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	“Securities Listing, Prices, and Dividends” on page 8.

Item 6.	Selected Financial Data	“Five Year Summary of Selected Financial Data” on pages 6 and 7.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	“Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 10 through 32.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	“Quantitative and Qualitative Disclosures about Market Risk” on pages 32 through 34.

Item 8.	Financial Statements and Supplementary Data	Pages 37 through 81.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	Not applicable. During the past two years or any subsequent period there has been no change in or reportable disagreement with the independent registered public accounting firm for Southwest or any of its subsidiaries.

Item 9A.	Controls and Procedures	“Controls and Procedures” on page 34.

Item 9B.	Other Information	Not applicable. The registrant reported all items required to be reported in a Form 8-K during the fourth quarter of 2011.

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	The material labeled “Election of Directors” on pages 3 through 6, “Board Meetings and Committees” and “Board Leadership Structure and Role in Oversight” on pages 6 through 9, “Section 16(a) Beneficial Ownership Reporting Compliance” on page 32, “Code of Ethics” on page 34, “Shareholder Proposals and Communications” on page 35, and “Report of the Audit Committee” on page 33 of the Proxy Statement is incorporated by reference in this Report.

Item 11.	Executive Compensation	The material labeled “Director Compensation” on page 12, “Compensation Discussion and Analysis” on pages 15 through 24, and “Compensation Committee Report” on pages 25 through 27, and “Executive Compensation” on pages 28 through 31, of the Proxy Statement is incorporated by reference in this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	The material labeled “Common Stock Owned by Directors and Executive Officers” on pages 13 and 14 and “Owners of More than 5% of Southwest’s Common Stock” on page 14 of the Proxy Statement is incorporated by reference in this Report. Information regarding securities authorized for issuance under equity compensation plans is included under “Equity Compensation Plan Information” on page 9 of this report.

Item of Form 10-K		Location
Item 13.	Certain Relationships and Related Transactions and Director Independence	The material labeled “Director Independence” on pages 9 through 11 and “Certain Transactions” on pages 31 and 32 of the Proxy Statement is incorporated by reference in this Report.

Item 14.	Principal Accountant Fees and Services	The material labeled “Relationship with Independent Public Accountants” on pages 32 and 33 of the Proxy Statement is incorporated by reference in this Report.

Part IV
Item 15.	Exhibits, Financial Statement Schedules

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

ABOUT THIS REPORT

This report comprises the entire 2011 Form 10-K, other than exhibits, as filed with the SEC. The 2011 Annual Report to shareholders, including this report, and the annual proxy materials for the 2012 annual meeting are being distributed together to shareholders. Copies of exhibits and additional copies of the Form 10-K can be obtained free of charge by writing to Laura Robertson, Southwest Bancorp, Inc., P.O. Box 1988, Stillwater, OK 74076. This report is provided along with the annual Proxy Statement for convenience of use and to decrease costs, but is not part of the proxy materials. The SEC has not approved or disapproved this Report or passed upon its accuracy or adequacy.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

The following table presents Southwest’s selected consolidated financial data for each of the five years in the period ended December 31, 2011. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of Southwest, including the accompanying Notes to the Consolidated Financial Statements, presented elsewhere in this report.

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007
Operations Data
Interest income	$120,745	$142,807	$150,399	$162,794	$177,068
Interest expense	24,413	35,476	51,708	73,075	84,471

Net interest income	96,332	107,331	98,691	89,719	92,597
Provision for loan losses (1)	132,101	35,560	39,176	18,979	8,947
Gain on sales of loans and securities, net (2)	1,658	2,736	5,888	3,566	4,923
Noninterest income (3)	12,360	15,828	16,048	12,572	11,510
Noninterest expense (1) (4)	90,201	63,633	60,858	62,488	65,108

Income (loss) before taxes	(111,952)	26,702	20,593	24,390	34,975
Taxes on income	(43,657)	9,738	7,611	9,489	13,597

Net income (loss)	$(68,295)	$16,964	$12,982	$14,901	$21,378

Net income (loss) available to common shareholders	$(72,548)	$12,777	$8,837	$14,658	$21,378

Dividends
Preferred stock - declared and paid (5)	$1,750	$3,500	$3,500	$243	$—
Preferred stock - in arrears (5)	1,772	—	—	—	—
Common stock	—	—	1,398	5,519	5,299
Ratio of total dividends to net income	(5.16)%	20.63%	37.73%	38.67%	24.79%
Per Common Share Data
Basic earnings	$(3.73)	$0.71	$0.60	$1.01	$1.49
Diluted earnings	(3.73)	0.71	0.60	1.00	1.46
Cash dividends	—	—	0.10	0.38	0.37
Book value (6)	12.28	15.97	16.46	16.18	15.16
Weighted average common shares outstanding:
Basic, net of unvested restricted stock	19,414,231	17,848,610	14,625,847	14,471,242	14,291,041
Diluted, net of unvested restricted stock	19,433,883	17,894,011	14,689,448	14,641,521	14,606,149
Financial Condition Data (6)
Investment securities	$275,352	$262,525	$244,373	$245,380	$239,369
Noncovered portfolio loans (7)	1,687,178	2,331,293	2,539,294	2,494,506	2,145,557
Loans held for sale (7)	38,695	35,194	43,134	56,941	66,275
Total noncovered loans (7) (8)	1,725,873	2,366,487	2,582,428	2,551,447	2,211,832
Covered portfolio loans (9)	37,615	53,628	85,405	—	—
Interest-earning assets	2,238,482	2,723,658	2,996,849	2,798,710	2,461,190
Total assets	2,382,873	2,820,541	3,108,291	2,879,762	2,564,298
Interest-bearing deposits	1,520,397	1,875,546	2,267,901	1,918,181	1,801,512
Total deposits	1,921,382	2,252,728	2,592,730	2,180,122	2,058,579
Other borrowings	56,479	94,602	103,022	295,138	218,356
Subordinated debentures	81,963	81,963	81,963	81,963	46,393
Total shareholders’ equity (10)	307,186	377,812	309,778	302,203	217,609
Common shareholders’ equity	238,731	310,088	242,741	235,811	217,609
Financial Ratios
Return on average assets	(2.53)%	0.57%	0.43%	0.54%	0.94%
Return on average total shareholders’ equity	(18.06)	4.72	4.20	6.40	10.19
Return on average common equity	(23.40)	4.37	3.65	6.44	10.19
Net interest margin	3.74	3.67	3.38	3.36	4.20
Efficiency ratio (11)	81.74	50.54	50.45	59.03	59.72
Average assets per employee (12)	$6,198	$6,942	$6,411	$6,206	$4,661

SELECTED FINANCIAL DATA (CONTINUED)

	At December 31,
(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007
Asset Quality
Net loan charge-offs (6)	$152,646	$32,744	$16,536	$8,790	$6,656
Net loan charge-offs to average portfolio loans	7.01%	1.29%	0.63%	0.37%	0.37%
Noncovered:
Allowance for loan losses (6)	$44,233	$65,229	$62,413	$39,773	$29,584
Allowance for loan losses to portfolio loans	2.62%	2.80%	2.46%	1.59%	1.38%
Nonperforming loans (6) (13)	$13,549	$107,083	$106,197	$63,983	$29,571
Nonperforming loans to portfolio loans	0.80%	4.59%	4.18%	2.56%	1.38%
Allowance for loan losses to nonperforming loans	326.47	60.91	58.77	62.16	100.04
Nonperforming assets (6) (14)	$33,393	$144,805	$124,629	$70,075	$32,250
Nonperforming assets to portfolio loans and other real estate	1.96%	6.11%	4.87%	2.80%	1.50%
Covered:
Allowance for loan losses (6)	$451	$—	$—	$—	$—
Allowance for loan losses to portfolio loans	1.64%	—	—	—	—
Nonperforming loans (6) (9) (13)	$7,128	$10,806	$13,458	$—	$—
Nonperforming loans to portfolio loans (9)	18.95%	20.15%	15.76%	—	—
Nonperforming assets (6) (9) (14)	$11,657	$14,993	$18,206	$—	$—
Nonperforming assets to portfolio loans and other real estate	27.66%	25.93%	20.19%	—	—
Capital Ratios
Average shareholders’ equity to average assets
Total	14.02%	11.99%	10.34%	8.49%	9.21%
Common	11.50	9.74	8.11	8.30	9.21
Tier I capital to risk-weighted assets (6) (15)	19.51	17.78	13.28	13.01	9.71
Total capital to risk-weighted assets (6) (15)	20.78	19.06	14.55	14.26	10.97
Leverage ratio (15)	14.50	15.55	12.42	13.06	10.23

(1)	Provision for loan losses includes $74.9 million and noninterest expense includes $23.6 million from the sales of loans and other real estate transactions that occurred in December 2011.
(2)	Gain on sales includes $1.2 million gain due to the redemption of certain VISA USA common shares in 2008 and a $1.9 million gain on a partial disposition of an equity security in 2007.
(3)	Noninterest income in 2009 includes $3.3 million resulting from the gain on acquisition related to the FDIC-assisted acquisition.
(4)	Noninterest expense in 2007 includes $3.3 million resulting from the ATM-related write-off and associated legal fees and $713,000 in litigation and settlement costs related to VISA USA.
(5)	Please see Note 11 to the Consolidated Financial Statements.
(6)	At period end.
(7)	Net of unearned discounts but before deduction of allowance for loan losses.
(8)	Total loans include loans held for sale.
(9)	These loans are covered by the FDIC loss share agreements, including the amount of expected reimbursements from the FDIC, and are shown net of unearned discounts. Please see Note 3 in the Notes to the Consolidated Financial Statements.
(10)	Reflects the issuance of common stock through an offering in 2010 and preferred stock in 2008. Please see “Capital Resources” on page 29 and Note 11 in the Notes to the Consolidated Financial Statements.
(11)	The efficiency ratio = noninterest expenses / (net interest income + total noninterest income) as shown on the Consolidated Statements of Operations.
(12)	Ratio = average assets for year divided by the number of full-time equivalent employees at year-end.
(13)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more, and restructured loans not performing in accordance with restructured terms.
(14)	Nonperforming assets consist of nonperforming loans and other real estate.
(15)	2010 reflects the effects of capital raised through the public common stock offering and 2008 reflects the effects of capital raised through the sale of preferred securities. Please see Notes 11 and 13 in the Notes to the Consolidated Financial Statements.

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

Recent Stock Prices, Dividends, and Equity Compensation Plan Information

Common shareholders received no quarterly cash dividends in 2011 or 2010.

The Board of Directors decides whether or not to pay dividends on common stock, and the amount of any such dividends, each quarter. In making its decision on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors. The ability of Southwest to pay dividends depends upon regulatory approval and cash resources, which include dividend payments from its subsidiaries. For information regarding the ability of Stillwater National and Bank of Kansas to pay dividends to Southwest and the restrictions on bank dividends under federal banking laws, see “Note 13 Capital Requirements & Regulatory Matters” in the Notes to the Consolidated Financial Statements, “Certain Regulatory Matters” on page 31 of this report, and “Risk Factors” beginning on page 96 of this report.

In July 2011, Southwest determined to defer future payments of dividends on trust preferred securities and on the Series B Preferred Securities issued under the U.S. Treasury Department’s Capital Purchase Program.

Shares issued under the employee stock purchase plan, which commenced on January 1, 1996, totaled 6,213 in 2011 and 6,806 in 2010, while issuances pursuant to the stock plans were 16,100 and 64,381 in the respective years.

As of March 1, 2012, there were approximately 400 holders of record of Southwest’s common stock. The following table sets forth the common stock dividends declared for each quarter during 2011 and 2010, and the range of high and low closing trade prices for the common stock for those periods.

	2011			2010
	High	Low	Dividend Declared	High	Low	Dividend Declared
For the Quarter Ending:
March 31	$14.82	$12.09	$—	$10.00	$5.96	$—
June 30	14.68	9.75	—	16.20	8.16	—
September 30	10.60	3.79	—	15.61	11.08	—
December 31	6.82	3.75	—	13.61	8.91	—

Stock Performance

The following table compares the cumulative total return on a hypothetical investment of $100 in Southwest’s common stock at the closing price on December 31, 2006 through December 31, 2011, with the hypothetical cumulative total return on the NASDAQ Stock Market Index (U.S. Companies) and the NASDAQ Bank Index for the comparable period.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Southwest	$100	$67	$49	$26	$47	$23
NASDAQ Bank Index	100	79	58	48	57	51
NASDAQ Stock Market Index (U.S.)	100	108	66	95	113	114

Equity Compensation Plan Information

The following table presents disclosure regarding equity compensation plans in existence at December 31, 2011, consisting of the 1999 stock option plan, which has expired but has outstanding options that may still be exercised, and the 2008 stock based award plan, both of which were approved by the shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Plans approved by shareholders	73,814	$24.72	731,894
Plans not approved by shareholders	—	—	—

Total	73,814	$24.72	731,894

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis presents significant factors affecting Southwest’s financial conditions as of December 31, 2011 and December 31, 2010 and results of operations for each of the years in the three-year period ended December 31, 2011. This discussion and analysis should be read in conjunction with Southwest’s consolidated financial statements, notes thereto, and other financial information appearing elsewhere in this report.

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

The most significant accounting policies followed by Southwest are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, estimates, assumptions, and judgments underlying those amounts, management has identified the Allowance for Loan Losses, Goodwill and Other Intangible Assets, and Income Taxes accounting policies to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revisions as new information becomes available.

Allowance for Loan Losses – The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (1) ASC 450, Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (2) ASC 310.10.35, Receivables: Subsequent Measurement, which requires that losses be accrued when it is probable that Southwest will not collect all principal and interest payments according to the loan’s contractual terms.

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

Southwest’s methodology for assessing the appropriateness of the allowance is in accordance with regulatory guidelines and U.S. generally accepted accounting principles, as described in “Provision for Loan Losses” on page 16 and in Note 1 of the Notes to the Consolidated Financial Statements.

Goodwill and Other Intangible Assets – Goodwill and other intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate impairment. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of Southwest’s reporting units compared with its carrying value. Southwest defines reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of December 31, 2011, Southwest has eight reporting units, of which three have goodwill allocated to them. If the carrying value exceeds the fair value of a reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Other intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which Southwest believes are up to ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their carrying value may not be recoverable based on a comparison to fair value. Based on Southwest’s annual goodwill impairment test as of October 1, 2011 and updated through December 31, 2011 management does not believe any of its goodwill is impaired as of December 31, 2011.

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

The independent step one valuation indicated that as of the October 1, 2011 annual assessment date, the fair value of both the Kansas and Texas reporting units was less than its carrying amount, indicating a potential impairment. Consequently, further goodwill impairment testing was required under a step two hypothetical purchase price allocation and analysis to determine the amount of impairment existing, if any. The step two market participant discounts and purchase adjustments applied to both reporting units for various categories of loans (such as performing and nonperforming) and deposits, as well as other assets and liabilities, resulted in an implied fair value of goodwill greater than the carrying amount of goodwill. Southwest concluded that there was no goodwill impairment for either the Kansas or Texas reporting units as of October 31, 2011 (and as updated through December 31, 2011).

While Southwest believes no impairment existed at December 31, 2011, different conditions or assumptions used to measure fair value of reporting units, or changes in cash flows or profitability if significantly unfavorable, could have a material adverse effect on the outcome of Southwest’s impairment evaluation and financial condition or future results of operations.

Income Taxes – Southwest uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence.

As a result of the sale of nonperforming assets and potential problem loans in the fourth quarter, Southwest entered into a three-year cumulative pre-tax loss position as of December 31, 2011. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. Southwest’s estimate of the realization of its deferred tax assets was based on the scheduled reversal of taxable temporary differences, taxable income available in prior carryback years, and projections of future taxable income in carryforward periods. Management concluded that as of December 31, 2011 that it is more likely than not that Southwest will fully utilize the deferred tax asset and therefore, a valuation allowance against its deferred tax assets was not needed.

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

Significant Developments Over the Last Three Years

Southwest continued to focus on the identification and resolution of problem and potential problem credits in 2011. As a result, in July 2011, Southwest named a new Chief Banking Officer and a new Chief Credit Officer, and bolstered the credit analysis staff and work-out staff with additional experienced officers.

On December 14, 2011, Southwest completed the sales of nonperforming assets and potential problem loans, resulting in a $101.0 million pre-tax loss. Southwest sold nonperforming loans, potential problem loans, other related loans, and other real estate with an aggregate carrying value, before transfer to assets held for sale, of $301.6 million. Southwest recognized $88.6 million in net charge-offs as a result of the sales transactions. The loan sales caused Southwest to increase the provision for loan losses in the quarter by $74.9 million.

In April 2010, Southwest sold 4,600,000 shares of common stock in a public offering resulting in net proceeds of approximately $54.3 million. The proceeds of the offering were used to increase Southwest’s working capital and for general corporate purposes, including investment in Southwest’s banking subsidiaries.

On June 19, 2009, Bank of Kansas entered into a purchase and assumption agreement with loss share with the FDIC to acquire deposits, loans, and certain other liabilities and assets of First National Bank of Anthony, Anthony, Kansas (“FNBA”), in an FDIC-assisted transaction. FNBA was a full service commercial bank that had been placed in receivership with the FDIC. Bank of Kansas acquired assets with a fair value of approximately $149.8 million, including $117.1 million of loans, $20.6 million of investment securities, $6.0 million of cash and cash equivalents, $2.9 million in other real estate owned (“OREO”), and $157.7 million in liabilities, including $135.0 million of deposits and $21.7 million of FHLB advances. Bank of Kansas recorded a core deposit intangible asset of $2.0 million and received a cash payment from the FDIC of approximately $11.1 million. Bank of Kansas entered into loss share agreements with the FDIC and recorded a loss share receivable of $33.1 million. Loans covered under the loss share agreements, including the amount of expected reimbursement from the FDIC, are reported in loans and referred to as “covered” loans. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a gain on acquisition of $3.3 million, which was included in noninterest income.

Results of Operations

Net loss available to common shareholders totaled ($72.5) million, or ($3.73) diluted per common share, in 2011 compared to net income available to common shareholders of $12.8 million, or $0.71 diluted per common share, in 2010 and $8.8 million, or $0.60 diluted per common share, in 2009.

The following table presents components of consolidated net income and selected ratios for the years 2011, 2010, and 2009 and the annual changes between those years.

(Dollars in thousands, except per share data)	2011	2011 Change From 2010	2010	2010 Change From 2009	2009
Operations Data
Interest income	$120,745	$(22,062)	$142,807	$(7,592)	$150,399
Interest expense	24,413	(11,063)	35,476	(16,232)	51,708

Net interest income	96,332	(10,999)	107,331	8,640	98,691
Provision for loan losses	132,101	96,541	35,560	(3,616)	39,176
Noninterest income	14,018	(4,546)	18,564	(3,372)	21,936
Noninterest expense	90,201	26,568	63,633	2,775	60,858

Income (loss) before taxes	(111,952)	(138,654)	26,702	6,109	20,593
Taxes on income	(43,657)	(53,395)	9,738	2,127	7,611

Net income (loss)	$(68,295)	$(85,259)	$16,964	$3,982	$12,982

Net income (loss) available to common shareholders	$(72,548)	$(85,325)	$12,777	$3,940	$8,837

Per Common Share Data
Basic earnings	$(3.73)	$(4.44)	$0.71	$0.11	$0.60
Diluted earnings	(3.73)	(4.44)	0.71	0.11	0.60
Financial Condition Data - Averages
Investment securities	$264,006	$18,595	$245,411	$18,894	$226,517
Total loans	2,213,907	(359,535)	2,573,442	(94,329)	2,667,771
Interest-earning assets	2,574,666	(347,979)	2,922,645	3,605	2,919,040
Total assets	2,696,082	(302,662)	2,998,744	11,274	2,987,470
Interest-bearing deposits	1,739,526	(372,542)	2,112,068	3,224	2,108,844
Total deposits	2,117,306	(325,760)	2,443,066	49,038	2,394,028
Other borrowings	84,738	(11,403)	96,141	(85,541)	181,682
Subordinated debentures	81,963	—	81,963	—	81,963
Total shareholders’ equity	378,084	18,549	359,535	50,583	308,952
Selected Ratios
Return on average assets	(2.53)%	(3.10)%	0.57%	0.14%	0.43%
Return on average total shareholders’ equity	(18.06)	(22.78)	4.72	0.52	4.20
Return on average common equity	(23.40)	(27.77)	4.37	0.72	3.65
Net interest margin	3.74	0.07	3.67	0.29	3.38

Net income available to common shareholders for 2011 decreased $85.3 million compared to 2010. The decrease was primarily the result of a $96.5 million increase in provision for loan losses and a $26.6 million increase in noninterest expense, both due to the sale of nonperforming loans, potential problem loans, and other real estate during the fourth quarter, a decrease in net interest income of $11.0 million, and a decrease in noninterest income of $4.5 million, offset in part by a $53.4 million decrease in income tax expense.

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

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is Southwest’s largest source of revenue representing 87% of total revenue in 2011. Net interest margin is net interest income as a percentage of average earning assets for the period. Net interest income and net interest margin increase or decrease as a result of changes in the levels of interest rates, the volume and the mix of earning assets and interest-bearing liabilities, and the percentage of interest-earning assets funded by noninterest-bearing funding sources.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Southwest’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, has been at 3.25% since 2008. Southwest’s loan portfolio is also affected, to a lesser extent, by changes in the London Interbank Offered Rate (“LIBOR”). At December 31, 2011, the one-month and three-month U.S. dollar LIBOR rates were 0.30% and 0.58%, respectively, while at December 31, 2010 the rates were 0.26% and 0.30%, respectively, and at December 31, 2009 the rates were 0.23% and 0.25%, respectively.

The intended federal fund rate, which is the cost of immediately available overnight funds, fluctuates in a similar manner to the prime interest rate. It has been at 0.25% since 2008.

Net interest income for 2011 was $96.3 million, a decrease of $11.0 million, or 10%, from the $107.3 million earned in 2010. Net interest margin was 3.74% for the year ended December 31, 2011, an increase of seven basis points from 2010. Included in 2011 net interest income was a net reduction of $1.6 million resulting from interest reversals on nonaccrual loans, which includes reversals relating to the nonaccrual loans sold in the fourth quarter, offset by the year-to-date adjustments of the discount accretion on loans and the loss share receivable. This net reduction decreased net interest margin by 6 basis points.

Net interest income for 2010 was $107.3 million, an increase of $8.6 million, or 9%, from the $98.7 million earned in 2010. Net interest margin was 3.67% for the year ended December 31, 2010, an increase of twenty-nine basis points from 2009. Included in 2010 net interest income was a net recovery of $1.0 million from the resolution of nonperforming loans and additional discount accretion on loans and the loss share receivable, offset in part by interest reversals on nonaccrual loans. These net recoveries increased net interest margin by 3 basis points.

Interest rate spread, which represents the difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities, was 3.41% for 2011, compared to 3.34% for 2010, and 2.97% for 2009.

Southwest has seen growth in noninterest-bearing deposit accounts, which are an alternative funding source to interest-bearing deposits and other borrowings. The average balance of noninterest-bearing deposit accounts increased to $377.8 million in 2011 from $331.0 million in 2010 and $285.2 million in 2009.

For further analysis of asset sensitivity please see tables showing the effects of changes in interest rates and changes in volume of interest related assets and liabilities on page 15 of this report and the discussion of Quantitative and Qualitative Disclosures about Market Risk on pages 32 through 34 of this report.

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

Consolidated Average Balances, Yields and Rates

				For the Year Ended December 31,
(Dollars in thousands)	2011			2010			2009
	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)	Average Balance	Interest	Yield/ Rate (1)
Assets
Total loans (2) (3)	$2,213,907	$113,223	5.11%	$2,573,442	$133,918	5.20%	$2,667,771	$141,239	5.29%
Investment securities	264,006	6,973	2.64	245,411	8,148	3.32	226,517	8,577	3.73
Other interest-earning assets	96,753	549	0.57	103,792	741	0.71	24,752	583	2.36

Total interest-earning assets	2,574,666	120,745	4.69	2,922,645	142,807	4.89	2,919,040	150,399	5.15
Other assets	121,416			76,099			68,430

Total assets	$2,696,082			$2,998,744			$2,987,470

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$108,808	$382	0.35%	$98,589	$468	0.47%	$83,813	$476	0.57%
Money market accounts	483,373	2,154	0.45	508,583	3,911	0.77	485,383	4,954	1.02
Savings accounts	29,862	49	0.16	25,609	64	0.25	21,010	78	0.37
Time deposits	1,117,483	14,208	1.27	1,479,287	23,824	1.61	1,518,638	36,811	2.42

Total interest-bearing deposits	1,739,526	16,793	0.97	2,112,068	28,267	1.34	2,108,844	42,319	2.01
Other borrowings	84,738	1,799	2.12	96,141	2,079	2.16	181,682	4,049	2.23
Subordinated debentures	81,963	5,821	7.10	81,963	5,130	6.26	81,963	5,340	6.52

Total interest-bearing liabilities	1,906,227	24,413	1.28	2,290,172	35,476	1.55	2,372,489	51,708	2.18

Noninterest-bearing demand deposits	377,780			330,998			285,184
Other liabilities	33,991			18,039			20,845
Shareholders’ equity	378,084			359,535			308,952

Total liabilities and shareholders’ equity	$2,696,082			$2,998,744			$2,987,470

Net interest income		$96,332			$107,331			$98,691

Interest rate spread			3.41%			3.34%			2.97%

Net interest margin (4)			3.74%			3.67%			3.38%

Ratio of average interest-earning assets to average interest-bearing liabilities			135.07%			127.62%			123.04%

(1)	Yields, interest rate spreads, and net interest margins are calculated using income recorded in accordance with U.S. generally accepted accounting principles (“GAAP”) and are not shown on the higher, non-GAAP tax-equivalent basis.
(2)	Fees included in interest income on loans receivable are not considered material.
(3)	Information regarding noncovered and covered loans for the periods shown is not readily available for all reported periods.
(4)	Net interest margin = net interest income / total average interest-earning assets.

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

Effect of Volume and Rate Changes on Net Interest Income

	2011 vs. 2010			2010 vs. 2009
	Increase Or	Due to Change In Average:		Increase Or	Due to Change In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest earned on:
Loans receivable (1) (2)	$(20,695)	$(18,423)	$(2,272)	$(7,321)	$(4,937)	$(2,384)
Investment securities	(1,175)	583	(1,758)	(486)	560	(1,046)
Other interest-earning assets	(192)	(48)	(144)	215	214	1

Total interest income	(22,062)	(16,492)	(5,570)	(7,592)	186	(7,779)
Interest paid on:
Interest-bearing demand	(86)	45	(131)	(8)	77	(85)
Money market accounts	(1,757)	(185)	(1,572)	(1,043)	227	(1,270)
Savings accounts	(15)	9	(24)	(14)	15	(29)
Time deposits	(9,616)	(5,197)	(4,419)	(12,987)	(903)	(12,084)
Other borrowings	(280)	(243)	(37)	(1,970)	(1,853)	(117)
Subordinated debentures	691	—	691	(210)	—	(210)

Total interest expense	(11,063)	(5,441)	(5,622)	(16,232)	(1,739)	(14,493)

Net interest income	$(10,999)	$(11,051)	$52	$8,640	$1,925	$6,714

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis, because it is not considered material.
(2)	Information regarding noncovered and covered loans for the periods shown is not readily available for all reported periods.

Provision for Loan Losses

The provision for loan losses is the amount of expense that, based on Southwest’s judgment, is required to maintain the allowance for loan losses at an appropriate level based upon the inherent risks in the loan portfolio. The amount of the loan loss provision for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs for the period.

Net charge-offs for the year ended December 31, 2011 were $152.6 million, including $88.6 million resulting from the fourth quarter loan sales, $32.7 million for the year ended December 31, 2010, and $16.5 million for the year ended December 31, 2009. The provision for loan losses for the year ended December 31, 2011 was $132.1 million, including $74.9 million resulting from the fourth quarter loan sales impact, $35.6 million for the year ended December 31, 2010, and $39.2 million for the year ended December 31, 2009.

See the section captioned “Allowance for Loan Losses” on page 26 of this report for further analysis of the provision for loss losses.

Noninterest Income

Noninterest income was $14.0 million for 2011, a 24% decrease when compared with 2010. Noninterest income in 2010 decreased 15% when compared with 2009.

(Dollars in thousands)	2011	2011 Change From 2010	2010	2010 Change From 2009	2009
Service charges and fees	$12,075	$(329)	$12,404	$700	$11,704
Other noninterest income	285	(478)	763	(3,581)	4,344
Gain on sales of loans	1,658	(1,078)	2,736	(227)	2,963
Gain on sales/calls of investment securities	—	(2,661)	2,661	(264)	2,925

Total noninterest income	$14,018	$(4,546)	$18,564	$(3,372)	$21,936

Service charges and fees – Service charges and fees decreased $0.3 million, or 3%, in 2011 as a result of decreased overdraft charges offset in part by increased brokerage fees and decreased amortization of mortgage servicing rights.

Service charges and fees increased $0.7 million, or 6%, in 2010 as a result of increased interchange service charges, increased brokerage fees, increased loan servicing fees, and decreased amortization of mortgage servicing rights, which factors in the impairments that occurred in 2009.

Other noninterest income – For 2011, other noninterest income includes rent income and other miscellaneous income items. The 2010 decrease of $3.6 million, or 82%, was primarily the result of decreased consulting income in 2010 and the gain on acquisition that occurred in 2009. The 2009 amount includes the $3.3 million gain recognized on the FDIC-assisted acquisition of FNBA.

Gain on sales of loans – Gain on sales of loans includes the net gains recognized from the sale of student loans, mortgage loans, and other commercial loans that are classified as held for sale. For 2011 and 2010, the decrease was the result of reduced sales of student loans and decreased sales of mortgage loans.

Gain on sales/calls of investment securities – There were no investment securities sold in 2011. The 2010 and 2009 gains on sales of investment securities were the result of the sale of investment securities during those years.

Noninterest Expense

Noninterest expense was $90.2 million for 2011, an increase of $26.6 million from 2010. Noninterest expense increased $2.8 million in 2010 from 2009.

(Dollars in thousands)	2011	2011 Change From 2010	2010	2010 Change From 2009	2009
Salaries and employee benefits	$29,880	$(36)	$29,916	$617	$29,299
Occupancy	10,815	(356)	11,171	(466)	11,637
FDIC and other insurance	3,862	(1,926)	5,788	243	5,545
Other real estate, net	30,852	28,634	2,218	2,088	130
Provision for unfunded loan commitments	377	1,980	(1,603)	(1,373)	(230)
Other general and administrative	14,415	(1,728)	16,143	1,666	14,477

Total noninterest expense	$90,201	$26,568	$63,633	$2,775	$60,858

Salaries and employee benefits – Salaries and employee benefits remained flat for 2011. The number of full-time equivalent employees increased from 432 at the beginning of the year to 435 as of December 31, 2011.

Salaries and employee benefits increased $0.6 million, or 2%, in 2010 primarily as a result of increased employee insurance expense. The number of full-time equivalent employees decreased from 466 at the beginning of the year to 432 as of December 31, 2010.

Occupancy – Occupancy expense decreased $0.4 million, or 3%, in 2011 primarily due to decreased depreciation expense and decreased building rental expense. Occupancy expense decreased $0.5 million, or 4%, in 2010 primarily due to decreased depreciation expense.

FDIC and other insurance – Southwest’s bank subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates. In 2011, the FDIC began assessing insurance premiums based on average consolidated total assets minus average tangible equity. The decrease in FDIC and other insurance expense for 2011 is due to lower assessments.

Other real estate, net – The $28.6 million increase in other real estate expenses for 2011 was primarily the result of the $23.6 million in losses incurred as a result of the assets sold in the fourth quarter. During 2010, the net effect of current year transactions caused an increase in other real estate expenses. Other real estate was $24.4 million at December 31, 2011, $41.9 million at December 31, 2010, and $23.2 million at December 31, 2009.

Provision for unfunded loan commitments – The provision for unfunded loan commitments is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.

Other general and administrative – Other general and administrative expenses decreased $1.7 million, or 11%, in 2011 primarily as a result of the settlement of Oklahoma state tax claims for less than the amount accrued of $2.5 million, offset in part by increased loan collection costs of $1.2 million. Other general and administrative expenses increased $1.7 million, or 12%, in 2010 as the result of increased consulting fees and increased legal fees associated with loan and other real estate transactions.

Operating Segments

	For the Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Oklahoma banking	$3,146	$14,864	$12,160
Texas banking	(39,236)	4,523	10,722
Kansas banking	(7,043)	884	424
Out of market	(19,767)	(1,958)	(1,618)
Secondary market	348	980	(148)
Other operations	(5,743)	(2,329)	(8,558)

Consolidated net income (loss)	$(68,295)	$16,964	$12,982

Oklahoma banking	$688,592	$871,393	$933,150
Texas banking	665,010	982,845	1,054,404
Kansas banking	238,468	289,642	359,633
Out of market	132,723	241,041	277,512
Secondary market	38,695	35,194	43,134

Consolidated total loans	$1,763,488	$2,420,115	$2,667,833

Oklahoma banking	$720,815	$899,269	$950,355
Texas banking	665,846	976,383	1,044,324
Kansas banking	250,602	389,813	441,114
Out of market	136,579	231,590	275,653
Secondary market	40,876	37,483	45,148
Other operations	568,155	286,003	351,697

Consolidated total assets	$2,382,873	$2,820,541	$3,108,291

Oklahoma banking	$1,406,360	$1,565,124	$1,640,839
Texas banking	156,102	160,181	160,064
Kansas banking	276,757	270,271	283,506
Secondary market	1,430	1,389	1,527
Other operations	80,733	255,763	506,794

Consolidated total deposits	$1,921,382	$2,252,728	$2,592,730

Southwest has six reportable operating segments: Oklahoma Banking, Texas Banking, Kansas Banking, Out of Market, loans originated for sale in the secondary market (“Secondary Market”), and Other Operations. These business segments were identified through the products and services that are offered within each segment and the geographic area they serve.

Portfolio loans are allocated based upon the state of the borrower or the location of the real estate in the case of real estate loans. Loans included in the Out of Market segment are portfolio loans attributable to states other than Oklahoma, Texas, or Kansas and primarily consist of healthcare and commercial real estate credits. These out of state loans are administered by offices in Oklahoma, Texas, or Kansas.

Capital is assigned to each of the segments using a risk-based capital pricing methodology that assigns capital by asset, deposit, or revenue category based on Credit, Interest Rate, Market, Operational, and Liquidity Risks.

The contribution of the Oklahoma Banking segment decreased $11.7 million in 2011 as a result of a $16.2 million increase in the provision for loan losses and a $3.1 million increase in noninterest expense, offset in part by a $6.8 million decrease in income tax expense. Oklahoma Banking segment net income increased $2.7 million, or 22%, in 2010, as a result of a $7.9 million decrease in the provision for loan losses, offset in part by a $1.7 million increase in noninterest expense, a $1.3 million increase in income taxes, a $1.1 million decrease in net interest income, and a $1.0 million decrease in other noninterest income.

The contribution of the Texas Banking segment decreased $43.8 million, in 2011 primarily as a result of a $52.0 million increase in the provision for loan losses, a $13.9 million increase in noninterest expense, and a $5.7 million decrease in net interest income, offset in part by a $27.8 million decrease in income tax expense. Texas Banking segment net income decreased $6.2 million, or 58%, in 2010, primarily as a result of a $10.2 million increase in the provision for loan losses, offset in part by a $3.9 million decrease in income taxes.

The contribution of the Kansas Banking segment decreased $7.9 million in 2011, primarily as a result of a $5.9 million increase in the provision for loan losses, a $3.4 million increase in noninterest expense, a $2.1 million decrease in noninterest income, and a $1.6 million decrease in net interest income, offset in part by a $5.0 million decrease in income tax expense. Kansas Banking segment net income increased $0.5 million, or 108%, in 2010 as a result of a $4.4 million decrease in the provision for loan losses and increased net interest income of $0.9 million, offset in part by a $2.0 million decrease in noninterest income, which included the $3.3 million recognized gain on the FDIC-assisted acquisition of FNBA in 2009, a $2.5 million increase in noninterest expense, and an increase in income taxes of $0.4 million.

The contribution of the Out of Market segment decreased by $17.8 million in 2011 primarily as a result of a $22.4 million increase in the provision for loan losses, a $5.1 million increase in noninterest expense, and a $1.6 million decrease in net interest income, offset in part by a $11.5 million decrease in income tax expense. The Out of Market net loss increased by $0.3 million, or 21%, in 2010 primarily as a result of decreased net interest income of $1.2 million, offset in part by a $1.4 million decrease in the provision for loan losses.

At December 31, 2011, Southwest’s eleven Oklahoma offices accounted for $688.6 million in loans, or 40% of total portfolio loans, the six Texas offices accounted for $665.0 million in loans, or 39% of total portfolio loans, the eight Kansas offices accounted for $238.5 million in loans, or 14% of total portfolio loans, and the Out of Market segment accounted for $132.7 million in loans, or 8% of total portfolio loans.

For 2011, the Secondary Market segment contributed net income of $0.3 million, and in 2010, the Secondary Market segment contributed net income of $1.0 million. The decrease occurred primarily as a result of decreased noninterest income as a result of decreased sales of loans held for sale.

For 2011 and 2010, the Other Operations segment, which includes Southwest’s fund management unit, incurred a loss of $5.7 million and $2.3 million, respectively. The value of funds provided and cost of funds borrowed from the funds management unit by the operating segments are internally priced at rates that approximate market rates for funds with similar duration.

The segment disclosures above and in Note 18 of the Notes of the Consolidated Financial Statements show that the Oklahoma Banking, Texas Banking, Kansas Banking, and Out of Market segments provide the majority of consolidated net interest income and net earnings, and for the year ended December 31, 2011 accounted for approximately $1.8 billion, or 74%, of total assets.

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

Taxes on Income

The income tax benefit for 2011 totaled ($43.7) million, compared to income tax expense for 2010 and 2009 of $9.7 million, and $7.6 million, respectively. The income tax (benefit) expense fluctuates in relation to pre-tax (loss) income levels. The effective tax rate for the year ended December 31, 2011 was approximately 39.0%, compared to 36.5% for the year ended December 31, 2010 and 37.0% for the year ended December 31, 2009.

Southwest monitors its deferred tax assets, which totaled $40.9 million at December 31, 2011. Southwest considers the cumulative three-year pre-tax operating results as well as timing, nature and amount of future taxable income, taxable income within the carryback and carryforward periods, and the reversal of taxable temporary differences as well as future events and uncertainties in making its determination of the realization of its net deferred tax asset. After evaluating all positive and negative evidence available at December 31, 2011, Southwest concluded that it is more likely than not that it will be able to realize its deferred tax benefits and that a valuation allowance is not needed.

Financial Condition

Southwest’s total assets decreased by $437.7 million, or 16%, to $2.4 billion at December 31, 2011, compared to $2.8 billion at December 31, 2010 after decreasing by $287.8 million, or 9%, between December 31, 2010 and December 31, 2009. The decline in assets in 2011 was primarily attributable to the $656.6 million, or 27%, decrease in total loans and the $17.5 million, or 42%, decrease in other real estate. In December 2011, Southwest completed the sales of $301.6 million in nonperforming assets and potential problem loans.

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

Investment securities assigned to the available for sale portfolio are generally used to supplement Southwest’s liquidity, provide a prudent yield, and provide collateral for public deposits and other borrowing facilities. Unrealized net gains and losses on available for sale securities are recorded as an adjustment to equity, net of taxes, but are not reflected in the current earnings of Southwest. If management determines any impairment in any available for sale security is “other-than-temporary,” a securities loss will be recognized as a charge to earnings. If a security is sold, any gain or loss is recorded as a credit or charge to earnings and the equity adjustment is reversed. At December 31, 2011, Southwest held $260.1 million in securities classified as available for sale with an unrealized gain of $6.2 million, $2.4 million net of taxes, related to these securities included in shareholders’ equity.

Investment securities assigned to the held to maturity portfolio earn a prudent yield, provide liquidity from maturities and paydowns, and provide collateral to pledge for federal, state, and local government deposits and other borrowing facilities. The held to maturity investment portfolio at December 31, 2011 included $15.3 million in fixed-rate securities. If management determines any impairment in any held to maturity security is “other-than-temporary,” a securities loss will be recognized as a charge to earnings.

Southwest had no trading securities at December 31, 2011, 2010, and 2009.

A summary of the investment securities portfolio is as follows for the years ended December 31, 2011, 2010, and 2009.

	At December 31,
(Dollars in thousands)	2011	2010	2009
U.S. Government obligations	$—	$1,108	$1,100
Federal agency securities	65,553	65,374	75,385
Obligations of states and political subdivisions	26,355	14,537	7,523
Residential mortgage-backed securities	182,147	180,017	159,146
Other investments	1,297	1,489	1,219

Total investment securities	$275,352	$262,525	$244,373

Available for sale (fair value)	$260,100	$248,221	$237,703
Held to maturity (amortized cost)	15,252	14,304	6,670

Total investment securities	$275,352	$262,525	$244,373

Southwest does not have any material amounts of investment securities or other interest-earning assets, other than loans, that would have been classified as nonperforming if such assets were loans or which were recognized by management as potential problem assets based upon known information about possible credit problems of the borrower or issuer.

The following table shows the maturities, carrying value (amortized cost for investment securities being held to maturity or estimated fair value for investment securities available for sale), estimated fair market values, and average yields for Southwest’s investment portfolio at December 31, 2011. Yields are not presented on a tax-equivalent basis. Maturities of mortgage-backed securities are based on expected maturities. Expected maturities differ from contractual maturities because borrowers of the underlying mortgages may have the right to call or prepay obligations with or without prepayment penalties. The securities of no single issuer (other than the United States or its agencies), or in the case of securities issued by state and political subdivisions, no source or group of sources of repayment, accounted for more than 10% of shareholders’ equity of Southwest at December 31, 2011.

	One Year or Less		After One Year through Five Years		After Five Years through Ten Years		After Ten Years		Total Investment Securities
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Market	Yield
Held to Maturity:
Obligations of states and political subdivisions	$2,376	3.09%	$2,954	2.34%	$6,453	3.49%	$3,469	5.41%	$15,252	$15,885	3.64%

Total	$2,376	3.09%	$2,954	2.34%	$6,453	3.49%	$3,469	5.41%	$15,252	$15,885	3.64%

Available for Sale:
Federal agency securities	$2,501	2.36%	$10,392	1.89%	$45,933	2.27%	$5,698	2.04%	$64,524	$65,553	2.22%
Obligations of states and political subdivisions	10	3.41	10	4.58	4,815	3.34	6,091	3.87	10,926	11,103	3.64
Residential mortgage-backed securities	16,531	2.88	151,835	2.78	3,099	2.20	5,900	3.52	177,365	182,147	2.80
Other securities	—	—	1,054	—	—	—	—	—	1,054	1,297	—

Total	$19,042	2.81%	$163,291	2.70%	$53,847	2.36%	$17,689	3.16%	$253,869	$260,100	2.68%

Total	$21,418		$166,245		$60,300		$21,158		$269,121	$275,985

Note: Average yields for investments held for sale is based on amortized cost. Yields on tax-exempt securities are shown on a tax-equivalent basis.

Loan Portfolio

The following table presents the composition of the loan portfolio over the previous five years.

	At December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Noncovered:
Real estate mortgage:
Commercial	$1,028,561	$1,310,464	$1,212,409	$1,118,828	$750,047
One-to-four family residential	80,375	89,800	114,614	113,665	111,085
Real estate construction:
Commercial	227,098	441,265	618,078	579,795	643,656
One-to-four family residential	4,987	27,429	41,109	79,565	81,273
Commercial	346,266	452,626	520,505	564,670	521,501
Installment and consumer:
Guaranteed student loans	5,396	5,843	36,163	54,057	61,555
Other	33,190	39,060	39,550	40,867	42,715

	1,725,873	2,366,487	2,582,428	2,551,447	2,211,832
Less: Allowance for loan losses	(44,233)	(65,229)	(62,413)	(39,773)	(29,584)

Total noncovered loans, net	$1,681,640	$2,301,258	$2,520,015	$2,511,674	$2,182,248

	At December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Covered:
Real estate mortgage:
Commercial	$23,686	$30,997	$39,836	$—	$—
One-to-four family residential	7,072	9,122	12,630	—	—
Real estate construction:
Commercial	3,746	6,840	12,515	—	—
One-to-four family residential	—	439	5,324	—	—
Commercial	2,841	5,554	13,412	—	—
Installment and consumer	270	676	1,688	—	—

	$37,615	$53,628	$85,405	$—	$—
Less: Allowance for loan losses	(451)	—	—	—	—

Total covered loans, net	$37,164	$53,628	$85,405	$—	$—

Included in covered loans above are $10.1 million, $14.4 million, and $23.9 million respectively, of loss share receivable from the FDIC.

Southwest has a strategic focus on providing loans and other services to healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate borrowers. At December 31, 2011 and December 31, 2010, loans to individuals and businesses in the healthcare industry totaled $614.7 million, or 36%, and $713.7 million, or 30%, of noncovered loans, respectively.

The following table sets forth the remaining maturities for certain loan categories (including loans held for sale) at December 31, 2011. Student loans that do not have stated maturities are treated as due in one year or less. Real estate construction includes certain loans which will convert to permanent financing at the point when construction is completed; these loans are reported according to their final maturity.

(Dollars in thousands)	One year or less	After one year through five years	After five years	Total
Noncovered:
Real estate mortgage:
Commercial	$257,578	$627,039	$143,944	$1,028,561
One-to-four family residential	11,188	29,425	39,762	80,375
Real estate construction	131,589	93,936	6,560	232,085
Commercial	113,638	173,885	58,743	346,266
Installment and consumer:
Guaranteed student loans	5,396	—	—	5,396
Other	16,104	15,207	1,879	33,190

Total noncovered	535,493	939,492	250,888	1,725,873
Covered:
Real estate mortgage:
Commercial	3,263	7,281	13,142	23,686
One-to-four family residential	726	2,356	3,990	7,072
Real estate construction	3,028	213	505	3,746
Commercial	2,059	748	34	2,841
Installment and consumer	106	164	—	270

Total covered	9,182	10,762	17,671	37,615

Total	$544,675	$950,254	$268,559	$1,763,488

The following table sets forth at December 31, 2011 the dollar amount of all loans due more than one year after December 31, 2011.

(Dollars in thousands)	Fixed	Variable	Total
Noncovered:
Real estate mortgage:
Commercial	$234,735	$536,248	$770,983
One-to-four family residential	31,145	38,042	69,187
Real estate construction	19,401	81,095	100,496
Commercial	63,236	169,392	232,628
Installment and consumer	5,525	11,561	17,086

Total noncovered	354,042	836,338	1,190,380
Covered:
Real estate mortgage:
Commercial	6,215	14,208	20,423
One-to-four family residential	619	5,727	6,346
Real estate construction	138	580	718
Commercial	572	210	782
Installment and consumer	164	—	164

Total covered	7,708	20,725	28,433

Total	$361,750	$857,063	$1,218,813

Nonperforming Assets and Potential Problem Loans

The following table shows the amounts of nonperforming assets at the end of the periods indicated. Please see Note 1 of the Notes to the Consolidated Financial Statements for a description of Southwest’s policy for placing loans on nonaccrual status. Nonperforming troubled debt restructurings are included in nonaccrual loans.

	At December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Noncovered:
Nonaccrual loans:
Commercial real estate	$4,667	$29,996	$28,351	$9,881	$5,274
One-to-four family residential	1,468	1,984	9,387	474	740
Real estate construction	3,877	67,571	57,586	37,346	2,910
Commercial	3,371	6,977	10,404	11,598	10,517
Other consumer	123	38	159	11	93

Total nonaccrual loans	13,506	106,566	105,887	59,310	19,534

Past due 90 days or more:
Commercial real estate	—	514	100	9	8,214
One-to-four family residential	23	—	76	39	74
Real estate construction	—	—	—	4,005	3
Commercial	3	—	18	547	1,456
Other consumer	17	3	116	73	290

Total past due 90 days or more	43	517	310	4,673	10,037

Total nonperforming loans	13,549	107,083	106,197	63,983	29,571
Other real estate	19,844	37,722	18,432	6,092	2,679

Total nonperforming assets	$33,393	$144,805	$124,629	$70,075	$32,250

Total performing restructured	$1,017	$2,177	$—	$—	$—

Nonperforming assets to portfolio loans and other real estate	1.96%	6.11%	4.87%	2.80%	1.50%
Nonperforming loans to portfolio loans	0.80	4.59	4.18	2.56	1.38
Allowance for loan losses to nonperforming loans	326.47	60.91	58.77	62.16	100.04
Government-guaranteed portion of nonperforming loans	$76	$10	$277	$1,072	$1,337

	At December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Covered:
Nonaccrual loans:
Commercial real estate	$3,554	$4,391	$1,847	$—	$—
One-to-four family residential	188	932	2,243	—	—
Real estate construction	3,009	4,897	7,525	—	—
Commercial	370	581	665	—	—
Other consumer	7	5	42	—	—

Total nonaccrual loans	7,128	10,806	12,322	—	—

Past due 90 days or more:
Commercial real estate	—	—	542	—	—
Real estate construction	—	—	574	—	—
Other consumer	—	—	20	—	—

Total past due 90 days or more	—	—	1,136	—	—

Total nonperforming loans	7,128	10,806	13,458	—	—
Other real estate	4,529	4,187	4,748	—	—

Total nonperforming assets	$11,657	$14,993	$18,206	$—	$—

Nonperforming assets to portfolio loans and other real estate	27.66%	25.93%	20.19%	—	—
Nonperforming loans to portfolio loans	18.95	20.15	15.76	—	—
Allowance for loan losses to nonperforming loans	6.33	—	—	—	—
Government-guaranteed portion of nonperforming loans	$4,764	$6,948	$3,853	$—	$—

At December 31, 2011, five credit relationships represented 69% of noncovered nonperforming loans and 28% of noncovered nonperforming assets, while at December 31, 2010, nine credit relationships represented 70% of noncovered nonperforming loans and 52% of noncovered nonperforming assets.

Included in noncovered nonaccrual loans as of December 31, 2011 are five collateral dependent lending relationships with aggregate principal balances of approximately $9.3 million and related impairment reserves of $0.4 million which were established based on recent appraisal values obtained. Four of these lending relationships are in the commercial real estate industry and include a retail building project with one loan outstanding, three commercial real estate lending relationships, two with one loan outstanding and the other with three loans outstanding, and a commercial relationship with one loan outstanding.

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

Performing loans considered potential problem loans, loans which are not included in the past due, nonaccrual, or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, amounted to approximately $134.0 million at December 31, 2011, compared to $236.6 million at December 31, 2010. Included are $0.9 million and $3.5 million, respectively, of covered potential problem loans, which are subject to protection under the loss share agreements with the FDIC. Loans may be monitored by management and reported in potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continued management attention and are considered by management in determining the level of the allowance for loan losses.

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

Based upon this methodology, management established an allowance of $44.2 million, or 2.62% of total noncovered portfolio loans, at December 31, 2011, compared to an allowance $65.2 million, or 2.80% of total noncovered portfolio loans, at December 31, 2010. This represents a decrease in the allowance of $21.0 million, or 32%.

Changes in the amount of the allowance resulted from the application of the methodology, which is designed to estimate inherent losses on total noncovered portfolio loans, including nonperforming loans. At December 31, 2011, the allowance on the $13.5 million in noncovered nonaccrual loans was $0.9 million (7.0%), compared with an allowance on the $106.6 million in noncovered nonaccrual loans at December 31, 2010 of $12.9 million (12.1%), creating a decrease in the allowance of $12.0 million. At December 31, 2011, the allowance on the $32.3 million noncovered performing troubled debt restructured loans was less than $0.1 million, compared with an allowance on $63.1 million in noncovered performing troubled debt restructured loans of $7.0 million at December 31, 2010, creating a decrease in the allowance of $7.0 million.

Excluding the impaired loans mentioned above, at December 31, 2011, the allowance for the remaining other noncovered loans was $43.3 million (2.6%), compared to $45.3 million (2.1%) at December 31, 2010, creating a decrease in the allowance of $2.0 million. The decrease in the allowance related to these other noncovered loans mainly resulted from the decline in loans and consideration of certain trends and qualitative factors. These included management’s assessment of economic risk (particularly with respect to commercial and commercial real estate loans), portfolio loss trends, and asset quality trends, including levels of potential problem loans and loan concentrations in commercial real estate mortgage and construction loans, which together comprised approximately 73% of our noncovered portfolio loans at December 31, 2011. Based on its analysis management believes the amount of the allowance is appropriate.

Covered portfolio loans were $37.6 million at December 31, 2011. These loans are subject to protection under the loss sharing agreements with the FDIC and currently have an allowance for loan losses of $0.5 million based on analysis of expected future cash flows.

At December 31, 2011, the allowance for loan losses was 326.47% of noncovered nonperforming loans, compared to 60.91% of noncovered nonperforming loans at December 31, 2010. Noncovered nonaccrual loans, which comprise the majority of noncovered nonperforming loans, were $13.5 million as of December 31, 2011, a decrease of $93.1 million, or 87%, from December 31, 2010. Noncovered nonaccrual loans at December 31, 2011 were comprised of 40 relationships and were primarily concentrated in commercial real estate (35%) loans, real estate construction (29%) loans, and commercial loans (25%). All noncovered nonaccrual loans are considered impaired and are carried at their estimated collectible amounts. Covered nonperforming loans of $7.1 million at December 31, 2011 and $10.8 million at December 31, 2010 are subject to protection under the loss share agreements with the FDIC.

The following table presents a five-year history of the allocation of the allowance for loan losses along with the percentage of total noncovered loans in each category.

	At December 31,
(Dollars in thousands)	2011		2010		2009		2008		2007
Real estate mortgage:
Commercial	$21,609	60%	$32,508	55%	$26,670	47%	$13,200	44%	$10,126	34%
One-to-four family residential	1,002	5	1,597	4	2,454	5	1,332	4	693	5
Real estate construction	10,919	13	19,605	20	22,241	25	12,795	26	5,649	33
Commercial	9,788	20	10,605	19	10,052	20	11,401	22	10,369	23
Installment and consumer:
Guaranteed student loans	—	—	—	—	—	1	—	2	31	3
Other	915	2	914	2	996	2	1,045	2	804	2
Unallocated*	—	—	—	—	—	—	—	—	1,912	—

Total	$44,233	100%	$65,229	100%	$62,413	100%	$39,773	100%	$29,584	100%

*	Under current methodology, allowance is allocated among respective loan types.

The following table analyzes Southwest’s noncovered allowance for loan losses for the periods indicated.

	For the Year Ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Balance at beginning of period	$65,229	$62,413	$39,773	$29,584	$27,293
Loans charged-off:
Commercial real estate	71,066	4,571	3,622	1,379	1,540
One-to-four family residential	346	2,649	1,476	746	337
Real estate construction	62,070	20,910	7,464	2,209	129
Commercial	22,103	5,182	5,223	4,552	4,663
Other consumer	1,040	1,127	1,128	1,056	696

Total charge-offs	156,625	34,439	18,913	9,942	7,365

Recoveries:
Commercial real estate	411	204	438	8	22
One-to-four family residential	67	234	430	49	10
Real estate construction	1,521	610	344	2	—
Commercial	1,864	421	893	962	606
Other consumer	116	226	272	131	71

Total recoveries	3,979	1,695	2,377	1,152	709

Net loans charged-off	152,646	32,744	16,536	8,790	6,656
Provision for loan losses	131,650	35,560	39,176	18,979	8,947

Balance at end of period	$44,233	$65,229	$62,413	$39,773	$29,584

Portfolio loans:
Noncovered end of period balance	$1,687,178	$2,331,293	$2,539,294	$2,494,506	$2,145,557
Noncovered average balance	2,131,063	2,466,552	2,614,045	2,359,471	1,816,149
Ratio of allowance for loan losses to noncovered portfolio loans at end of period	2.62%	2.80%	2.46%	1.59%	1.38%
Ratio of net charge-offs to noncovered average portfolio loans during the period	7.16%	1.33%	0.63%	0.37%	0.37%

Short-term Borrowings

Southwest’s primary source of short-term borrowings is securities sold under agreements to repurchase. During 2011, 2010, and 2009, no category of short-term borrowings had an average balance that exceeded 30% of ending shareholders’ equity.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of business, Southwest makes use of a number of different financial instruments to help meet the financial needs of its customers. In accordance with U.S. generally accepted accounting principles, the full notional amounts of these transactions are not recorded in the accompanying consolidated financial statements and are referred to as off-balance sheet instruments. These transactions and activities include commitments to extend lines of commercial and real estate mortgage credit and standby and commercial letters of credit and are discussed further in Note 16 in the Notes to the Consolidated Financial Statements.

Off-balance sheet arrangements also include trust preferred securities, which have been de-consolidated in this report. Further information regarding trust preferred securities can be found in Note 9 in the Notes to the Consolidated Financial Statements.

Southwest has various contractual obligations that require future cash payment. The following table presents, as of December 31, 2011, significant fixed and determinable contractual obligations to third parties by payment date.

	Payments due by period
	Less than	1-3	3-5	Over
(Dollars in thousands)	1 Year	Years	Years	5 Years	Total
Deposits without stated maturity: (1)
Noninterest bearing	$400,985	$—	$—	$—	$400,985
Interest bearing	562,492	—	—	—	562,492
Time deposits (2)	765,712	189,178	12,098	28	967,016
Other borrowings (2)	32,839	2,721	2,721	36,445	74,726
Subordinated debentures (2)	5,334	10,669	10,669	188,917	215,589
Operating leases	2,444	3,360	2,134	163	8,101

Total	$1,769,806	$205,928	$27,622	$225,553	$2,228,909

(1)	Excludes interest.
(2)	Includes interest. Interest on variable rate obligations is shown at rates in effect at December 31, 2011. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

At December 31, 2011, Southwest’s purchase obligations are not reflected on the Consolidated Statements of Condition.

For additional information regarding contractual obligations, please see “Quantitative and Qualitative Disclosures about Market Risk” on page 32 and in the Notes to the Consolidated Financial Statements in this report, “Note 4 Premises and Equipment”, “Note 7 Deposits and Other Borrowed Funds”, “Note 9 Subordinated Debentures”, “Note 16 Financial Instruments with Off-Balance Sheet Risk”, and “Note 17 Commitments and Contingencies”.

Capital Resources

At December 31, 2011, total shareholders’ equity was $307.2 million, compared to $377.8 million at December 31, 2010, a decrease of $70.6 million. The decrease was primarily the result of a loss of $68.3 million and preferred dividends declared totaling $3.5 million. Net unrealized holding gains on available for sale investment securities and derivative instruments (net of tax) increased to $2.1 million at December 31, 2011, from $1.0 million at December 31, 2010.

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

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board. The guidelines are commonly known as Risk-Based Capital Guidelines. On December 31, 2011, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 20.78%, a Tier 1 risk-based capital ratio of 19.51%, and a Tier 1 leverage ratio of 14.50%. Banking subsidiaries are also required to maintain capital ratios in accordance with guidelines adopted by their primary regulators. The general regulatory minimums to be well-capitalized are a total capital to risk weighted assets ratio of 10.00%, a Tier I risk-based capital ratio of 6.00%, and a Tier 1 leverage ratio of 5.00%. As of December 31, 2011, Southwest, Stillwater National, and Bank of Kansas each met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, or Bank of Kansas by Federal bank regulators. See “Certain Regulatory Matters” on page 31 of this report.

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

The following table indicates the amount of Southwest’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2011:

(Dollars in thousands)	Amount
Three months or less (1)	$136,912
Over three through six months (1)	91,762
Over six through 12 months (1)	154,702
Over 12 months	104,531

Total	$487,907

(1)	The amount of certificates of deposit of $100,000 and more that mature within 12 months is $383.4 million.

The following table illustrates, during the years presented, the mix of Southwest’s funding sources and the assets in which those funds are invested as a percentage of Southwest’s average total assets for the period indicated. Average assets totaled $2.7 billion in 2011, compared to $3.0 billion in 2010 and 2009.

	Percentage of Total Average Assets
	2011	2010
Sources of Funds:
Deposits:
Noninterest-bearing demand	14.01%	11.04%
Interest-bearing demand and money market accounts	21.97	20.25
Time and savings deposits	42.56	50.18
Other borrowings	3.14	3.21
Subordinated debentures	3.04	2.73
Other liabilities	1.26	0.60
Equity capital	14.02	11.99

Total	100.00%	100.00%

Uses of Funds:
Loans	82.12%	85.82%
Investment securities	9.79	8.18
Other interest-earning assets	3.59	3.46
Noninterest-earning assets	4.50	2.54

Total	100.00%	100.00%

Sources and uses of cash are presented in the Consolidated Statements of Cash Flows on page 42 of this report. Total cash and cash equivalents increased by $162.4 million to $229.9 million in 2011 from $67.5 million at year-end 2010. This increase was the net result of cash provided by investing activities of $487.1 million, primarily from principal repayments, net of loan originated, and proceeds from sales of loans, and cash provided by operating activities of $46.7 million, offset by cash used in financing activities of $371.4 million, primarily from decreased deposits and other borrowings.

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

Certain Regulatory Matters

Our levels of nonperforming assets and our concentrations in commercial real estate loans have led to agreements with and commitments to our banking regulators. Please see the composition of the loan portfolio on page 22, “Nonperforming Assets and Potential Problem Loans” beginning on page 24, “Allowance for Loan Losses” beginning on page 26, and “Risk Factors” beginning on page 96.

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

The Formal Agreement with the OCC does not require that Stillwater National maintain any specific capital ratios; however, Stillwater National has informally agreed to maintain at least a Tier 1 leverage ratio of 8.5% and a total capital to risk weighted assets ratio of 12.5%. At December 31, 2011, Stillwater National had a Tier 1 leverage ratio of 12.53%, a Tier 1 risk-based capital ratio of 16.41%, and a total capital to risk weighted assets ratio of 18.56%. Stillwater National remains well-capitalized for regulatory purposes and exceeds the general minimum ratios for well-capitalized status and the higher level to which we have committed.

Southwest has made informal commitments to the Federal Reserve, which include providing prior notice of the declaration and payment of dividends on trust preferred securities, preferred stock issued under the Treasury Department’s Capital Purchase Program, and common stock, and of planned receipt of dividends from its banking subsidiaries. During 2011, Southwest determined to defer future payments of dividends on trust preferred securities and preferred stock. Southwest also has agreed to submit a capital plan to the Federal Reserve and to obtain Federal Reserve approval for any additional borrowings at the holding company level. Southwest does not intend to increase its borrowings.

Southwest is firmly committed to our regulatory compliance efforts. We have taken actions to reduce our concentrations in commercial real estate and will continue to do so.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Southwest’s income is largely dependent on its net interest income. Southwest seeks to maximize its net interest margin within an acceptable level of interest rate risk. Interest rate risk can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing characteristics of assets differ significantly from the maturity or repricing characteristics of liabilities. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds such as noninterest-bearing deposits and shareholders’ equity.

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

The following table shows Southwest’s interest rate sensitivity gaps for selected maturity or repricing periods at December 31, 2011:

	0 to 3	4 to 12	Over 1 to	Over
(Dollars in thousands)	Months	Months	5 Years	5 Years	Total
Rate-sensitive assets:
Total loans	$400,534	$269,678	$880,386	$212,890	$1,763,488
Investment securities	1,343	4,873	15,801	253,335	275,352
Due from banks	199,642	—	—	—	199,642

Total	801,161	274,551	896,187	466,225	2,438,124
Rate-sensitive liabilities:
Money market deposit accounts	423,181	—	—	—	423,181
Time deposits	267,219	494,833	195,828	25	957,905
Savings accounts	33,406	—	—	—	33,406
Interest-bearing demand	105,905	—	—	—	105,905
Other borrowings	31,479	—	—	25,000	56,479
Subordinated debentures	—	—	—	81,963	81,963

Total	861,190	494,833	195,828	106,988	1,658,839

Interest sensitivity gap	$(60,029)	$(220,282)	$700,359	$359,237	$779,285

Cumulative interest sensitivity gap	$(60,029)	$(280,311)	$420,048	$779,285	$779,285

Percentage of rate-sensitive assets to rate-sensitive liabilities	93.03%	55.48%	457.64%	435.77%	146.98%

Percentage of cumulative gap to total assets	(2.52)%	(11.76)%	17.63%	32.70%	32.70%

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

Estimated Changes in Net Interest Income

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp
Policy Limit	(18.00)%	(10.00)%	(5.00)%
December 31, 2011	4.84%	0.18%	(2.14)%
December 31, 2010	1.58%	(2.77)%	(3.30)%

The current overnight rate as established by the Federal Open Market Committee is in the 0% to 0.25% range. Southwest believes that all down rate scenarios are impractical since they would result in rates of less than 0%. As a result, the down 100 bp, down 200 bp, and down 300 bp scenarios have been excluded. Net interest income at risk improved in each of the rising interest rate scenarios when compared to the December 31, 2010 risk position. Southwest’s largest exposure to changes in interest rate is in the +100 bp scenario with a decline in net interest income (2.14)% at December 31, 2010, an improvement of 1.16 percentage points from December 31, 2010 level of (3.30)%. All of the above measures of net interest income at risk remain well within prescribed policy limits.

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

Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+ 100 bp
Policy Limit	(35.00)%	(20.00)%	(10.00)%
December 31, 2011	9.96%	7.33%	3.75%
December 31, 2010	(2.15)%	(1.35)%	(0.47)%

As of December 31, 2011, the economic value of equity measure improved in each of the three rising interest rate scenarios when compared to December 31, 2010. Southwest’s largest economic value of equity exposure is the +300 bp scenario. The +300 bp scenario was 9.96% on December 31, 2011, a 12.11% increase over the December 31, 2010 value of (2.15%). The economic value of equity ratio in all scenarios remains well within Southwest’s Asset and Liability Management Policy limits.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of December 31, 2011. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Southwest’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s internal control over financial reporting as defined in SEC Rule 13a-15 as of December 31, 2011. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Southwest’s management concluded that Southwest’s internal control over financial reporting was effective as of December 31, 2011.

The report by Southwest’s independent registered public accounting firm, Ernst & Young LLP, on Southwest’s internal control over financial reporting is included on page 36.

Fourth Quarter 2011 Changes in Internal Control over Financial Reporting

No change occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report on Effectiveness of Internal Control over Financial Reporting

The Board of Directors and Shareholders of Southwest Bancorp, Inc.

We have audited Southwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Southwest Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Southwest Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Southwest Bancorp, Inc. and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

March 13, 2012

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report on Consolidated Financial Statements

The Board of Directors and Shareholders of Southwest Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Southwest Bancorp, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Bancorp, Inc. at December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control––Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

March 13, 2012

SOUTHWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	AT DECEMBER 31,
(Dollars in thousands)	2011	2010
Assets:
Cash and due from banks	$30,247	$26,478
Interest-bearing deposits	199,642	41,018

Cash and cash equivalents	229,889	67,496
Securities held to maturity (fair value $15,885 and $14,029, respectively)	15,252	14,304
Securities available for sale (amortized cost $253,869 and $246,649, respectively)	260,100	248,221
Loans held for sale	38,695	35,194
Noncovered loans receivable	1,687,178	2,331,293
Less: Allowance for loan losses	(44,233)	(65,229)

Net noncovered loans receivable	1,642,945	2,266,064
Covered loans receivable (includes loss share of $10,073 and $14,370, respectively)	37,615	53,628
Less: Allowance for loan losses	(451)	—

Net noncovered loans receivable	37,164	53,628
Net loans receivable	1,680,109	2,319,692
Accrued interest receivable	7,176	8,590
Income tax receivable	28,666	—
Premises and equipment, net	22,700	23,772
Noncovered other real estate	19,844	37,722
Covered other real estate	4,529	4,187
Goodwill	6,811	6,811
Other intangible assets, net	4,857	5,371
Other assets	64,245	49,181

Total assets	$2,382,873	$2,820,541

Liabilities:
Deposits:
Noninterest-bearing demand	$400,985	$377,182
Interest-bearing demand	105,905	92,584
Money market accounts	423,181	495,253
Savings accounts	33,406	26,665
Time deposits of $100,000 or more	487,907	694,565
Other time deposits	469,998	566,479

Total deposits	1,921,382	2,252,728
Accrued interest payable	3,689	1,577
Income tax payable	—	2,878
Other liabilities	12,174	8,981
Other borrowings	56,479	94,602
Subordinated debentures	81,963	81,963

Total liabilities	2,075,687	2,442,729
Shareholders’ equity:
Serial preferred stock - $1,000 par value; 2,000,000 shares authorized; 70,000 shares issued and outstanding	68,455	67,724
Common stock - $1 par value; 40,000,000 shares authorized; 19,444,213 and 19,421,900 shares issued and outstanding, respectively	19,444	19,422
Paid-in capital	98,932	98,894
Retained earnings	118,244	190,793
Accumulated other comprehensive income	2,111	979

Total shareholders’ equity	307,186	377,812

Total liabilities & shareholders’ equity	$2,382,873	$2,820,541

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per share data)	2011	2010	2009
Interest income:
Interest and fees on loans	$113,223	$133,918	$141,239
Investment securities:
U.S. Government and agency obligations	1,500	2,006	1,960
Mortgage-backed securities	5,046	5,630	6,257
State and political subdivisions	411	285	299
Other securities	16	227	61
Other interest-earning assets	549	741	583

Total interest income	120,745	142,807	150,399
Interest expense:
Interest-bearing demand	382	468	476
Money market accounts	2,154	3,911	4,954
Savings accounts	49	64	78
Time deposits of $100,000 or more	7,617	13,372	20,864
Other time deposits	6,591	10,452	15,947
Other borrowings	1,799	2,079	4,049
Subordinated debentures	5,821	5,130	5,340

Total interest expense	24,413	35,476	51,708

Net interest income	96,332	107,331	98,691
Provision for loan losses	132,101	35,560	39,176

Net interest income (loss) after provision for loan losses	(35,769)	71,771	59,515

Noninterest income:
Service charges and fees	12,075	12,404	11,704
Other noninterest income	285	763	1,063
Gain on acquisition	—	—	3,281
Gains on sales of loans, net	1,658	2,736	2,963
Gains on sale/call of investment securities, net	—	2,661	2,925

Total noninterest income	14,018	18,564	21,936
Noninterest expense:
Salaries and employee benefits	29,880	29,916	29,299
Occupancy	10,815	11,171	11,637
FDIC and other insurance	3,862	5,788	5,545
Other real estate, net	30,852	2,218	130
General and administrative	14,792	14,540	14,247

Total noninterest expense	90,201	63,633	60,858

Income (loss) before taxes	(111,952)	26,702	20,593
Taxes on income	(43,657)	9,738	7,611

Net income (loss)	$(68,295)	$16,964	$12,982

Net income (loss) available to common shareholders	$(72,548)	$12,777	$8,837

Basic earnings per common share	$(3.73)	$0.71	$0.60
Diluted earnings per common share	(3.73)	0.71	0.60
Common dividends declared per share	—	—	0.0952

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2011	2010	2009
Net income (loss)	$(68,295)	$16,964	$12,982
Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities	4,659	2,729	(315)
Reclassification adjustment for net gains realized during the period	—	(2,661)	(2,925)
Change in fair value of derivative used for cash flow hedge	(2,834)	—	—

Other comprehensive income (loss), before tax	1,825	68	(3,240)
Tax benefit (expense) related to items of other comprehensive income	(693)	(34)	1,264

Other comprehensive income (loss), net of tax	1,132	34	(1,976)

Comprehensive income (loss)	$(67,163)	$16,998	$11,006

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands,	Preferred	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury	Total Shareholders’
except per share data)	Stock	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Balance, December 31, 2008	$66,392	14,658,042	$14,658	$49,101	$170,579	$2,921	$(1,448)	$302,203

Dividends (paid and/or accrued):
Preferred	—	—	—	—	(3,500)	—	—	(3,500)
Common, $0.0952 per share, and other dividends	—	—	—	—	(1,400)	—	—	(1,400)
Warrant amortization	645	—	—	—	(645)	—	—	—
Common stock issued	—	—	—	(240)	—	—	463	223
Net common stock issued under employee plans and related tax expense	—	92,671	93	136	—	—	985	1,214
Stock compensation expense	—	—	—	32	—	—	—	32
Other comprehensive loss, net of tax	—	—	—	—	—	(1,976)	—	(1,976)
Net income	—	—	—	—	12,982	—	—	12,982

Balance, December 31, 2009	$67,037	14,750,713	$14,751	$49,029	$178,016	$945	$—	$309,778

Dividends (paid and/or accrued):
Preferred	—	—	—	—	(3,500)	—	—	(3,500)
Warrant amortization	687	—	—	—	(687)	—	—	—
Common stock issued	—	4,626,281	4,626	49,599	—	—	—	54,225
Net common stock issued under employee plans and related tax expense	—	44,906	45	266	—	—	—	311
Other comprehensive income, net of tax	—	—	—	—	—	34	—	34
Net income	—	—	—	—	16,964	—	—	16,964

Balance, December 31, 2010	$67,724	19,421,900	$19,422	$98,894	$190,793	$979	$—	$377,812

Dividends (paid and/or accrued):
Preferred	—	—	—	—	(3,523)	—	—	(3,523)
Warrant amortization	731	—	—	—	(731)	—	—	—
Common stock issued	—	16,100	16	214	—	—	—	230
Net common stock issued under employee plans and related tax expense	—	6,213	6	(176)	—	—	—	(170)
Other comprehensive income, net of tax	—	—	—	—	—	1,132	—	1,132
Net loss	—	—	—	—	(68,295)	—	—	(68,295)

Balance, December 31, 2011	$68,455	19,444,213	$19,444	$98,932	$118,244	$2,111	$—	$307,186

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2011	2010	2009
Operating activities:
Net income (loss)	$(68,295)	$16,964	$12,982
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	132,101	35,560	39,176
Deferred tax benefit	(20,463)	(2,808)	(5,843)
Asset depreciation	2,581	2,853	3,187
Securities premium amortization, net of discount accretion	2,197	2,018	1,732
Amortization of intangibles	1,374	1,502	1,650
Stock based compensation expense	333	378	321
Net gain on sales/calls of investment securities	—	(2,661)	(2,925)
Net gain on sales of available for sale loans	(1,658)	(2,736)	(2,963)
Net (gain) loss on sales of premises/equipment	(20)	132	62
Net (gain) loss on sales other real estate	23,357	41	(636)
Gain from FDIC-assisted acquisition	—	—	(3,281)
Proceeds from sales of held for sale loans	83,123	162,524	241,646
Held for sale loans originated for resale	(81,903)	(126,456)	(224,781)
Net changes in assets and liabilities:
Accrued interest receivable	1,414	2,216	706
Other assets	3,777	10,179	(17,097)
Income taxes receivable / payable	(31,762)	(1,568)	1,079
Excess tax expense (benefit) from share-based payment arrangements	218	(40)	(244)
Accrued interest payable	2,112	(1,614)	(3,827)
Other liabilities	(1,790)	(2,186)	3,518

Net cash provided by operating activities	46,696	94,298	44,462

Investing activities:
Proceeds from sales of available for sale securities	—	57,782	122,694
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	2,470	2,825	1,675
Available for sale securities	68,709	66,656	69,578
Proceeds from sales of other investments	—	9,777	1,081
Purchases of other investments	(50)	(1,116)	(1,361)
Purchases of held to maturity securities	(5,894)	(6,498)	—
Purchases of available for sale securities	(75,650)	(138,205)	(174,343)
Principal repayments, net of loans originated	288,795	146,187	(50,572)
Proceeds from sales of loans, net	153,713	—	—
Acquisitions, net, FDIC-assisted	—	—	17,161
Purchases of premises and equipment	(1,686)	(1,037)	(5,245)
Proceeds from sales of premises and equipment	239	866	90
Proceeds from sales of other real estate	56,425	15,032	7,050

Net cash provided from (used in) investing activities	487,071	152,269	(12,192)

Financing activities:
Net increase (decrease) in deposits	(331,346)	(340,002)	277,601
Net decrease in other borrowings	(38,123)	(8,420)	(213,788)
Net proceeds from issuance of common stock	64	54,315	970
Excess tax (expense) benefit from share-based payment arrangements	(218)	40	244
Preferred stock dividends paid	(1,751)	(3,500)	(3,305)
Common stock dividends paid	—	(351)	(2,432)

Net cash provided from (used in) financing activities	(371,374)	(297,918)	59,290

Net increase (decrease) in cash and cash equivalents	162,393	(51,351)	91,560
Cash and cash equivalents beginning of period	67,496	118,847	27,287

Cash and cash equivalents end of period	$229,889	$67,496	$118,847

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

1.	Summary of Significant Accounting and Reporting Policies

Organization and Nature of Operations – Southwest Bancorp Inc. (“Southwest”), incorporated in 1981, is a bank holding company headquartered in Stillwater, Oklahoma engaged primarily in commercial and consumer banking services in the states of Oklahoma, Texas, and Kansas. The accompanying consolidated financial statements include the accounts of Stillwater National, a national bank established in 1894, Bank of Kansas, a state-chartered commercial bank established in 1907, SNB Capital Corporation, a lending and loan workout subsidiary established in 2009, and consolidated subsidiaries of Stillwater National, including SNB Real Estate Holdings, Inc. Stillwater National, Bank of Kansas, and SNB Capital Corporation are wholly owned, direct subsidiaries of Southwest. Healthcare Strategic Support, Inc., a healthcare consulting company, was sold on February 28, 2010, and a management consulting subsidiary, Business Consulting Group, Inc., became inactive during the first quarter of 2010. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation – The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative.

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

Reclassifications – Certain reclassifications have been made in prior year amounts on the statement of financial condition, statement of operations, statement of shareholder’s equity, and statement of cash flows to conform to current year presentations.

Management Estimates – In preparing Southwest’s financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates shown on the consolidated statements of financial condition and revenues and expenses during the periods reported. Actual results could differ significantly from those estimates. Changes in economic conditions could affect the determination of material estimates such as the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, income taxes, and the fair value of financial instruments.

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from depository institutions, and federal funds sold. Interest-bearing balances held at depository institutions were $199.6 million at December 31, 2011 and $41.0 million at December 31, 2010. Federal funds sold are sold for one-to-four day periods.

Cash paid for interest totaled $26.5 million in 2011, $37.1 million in 2010, and $55.5 million in 2009. Cash paid for income taxes totaled $5.9 million in 2011, $15.2 million in 2010, and $12.4 million in 2009. Noncash transactions included transfer of loans to other real estate totaling $62.3 million in 2011, $33.9 million in 2010, and $23.4 million in 2009.

Stillwater National and Bank of Kansas are required by the Federal Reserve Bank (“FRB”) to maintain average reserve balances. Cash and cash equivalents in the consolidated statements of financial condition include restricted amounts of $2.3 million and $1.3 million at December 31, 2011 and December 31, 2010, respectively.

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

In accordance with authoritative accounting guidance under ASC 320, Debt and Equity Securities, declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Under this guidance, Southwest evaluates investment securities for other-than-temporary impairment on at least a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation. Southwest recognized no other-than-temporary impairment charges in 2011, 2010 or 2009.

Federal Reserve Bank and Federal Home Loan Bank Stock – Stillwater National and Bank of Kansas are members of their regional FRB and are members of the Federal Home Loan Bank (“FHLB”) system. FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional accounts. Both FRB and FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Loans – Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Loan origination fees and certain costs of originated loans are amortized as an adjustment to the yield over the term of the loan. Net unamortized deferred loan fees were $0.1 million and $0.8 million at December 31, 2011 and December 31, 2010, respectively. Loans are reported at the principal balance outstanding net of the unamortized deferred loan fees.

In general, our policy for nonaccrual loans requires that accrued interest income on nonaccrual loans is written off after the loan is 90 days past due, and that subsequent interest income is recorded when cash receipts are received from the borrower. Southwest identifies past due loans based on contractual terms on a loan by loan basis.

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

Loans Acquired through Transfer – The accounting guidance of ASC 310.30, Loan and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans acquired through the completion of a transfer, including loans acquired in a business combination that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that Southwest will be unable to collect all contractually required payment receivables. In accordance with this guidance, these loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield”, is recognized as interest income over the life of the loan on a method that approximates the level-yield method. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference”, are not recognized as a yield adjustment, a loss accrual, or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairments. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition.

Loss Share Receivable – Bank of Kansas and the Federal Deposit Insurance Corporation (“FDIC”) entered into loss sharing agreements that provide Bank of Kansas with significant protection against credit losses from loans and related assets acquired in the First National Bank of Anthony (“FNBA”) FDIC-assisted transaction. Under these agreements, the FDIC will reimburse Bank of Kansas 80% of net losses up to $35.0 million on covered assets, primarily acquired loans and other real estate, and 95% of any net losses above $35.0 million. Bank of Kansas services the covered assets. The loss sharing agreements have terms of ten years for one-to-four family residential loans and eight years for all other loan types. The expected payments from the FDIC under the loss sharing agreements are recorded as part of the covered loans in Southwest’s consolidated statements of financial condition. Assets subject to these agreements are referred to as “covered”.

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

Allowance for Loan Losses – The allowance for loan losses is a reserve established through a provision for loan losses charged to operations. Loan amounts which are determined to be uncollectible are charged against this allowance, and recoveries, if any, are added to the allowance. The appropriate amount of the allowance is based on continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan portfolio. The allowance for loan losses is determined in accordance with regulatory guidelines and generally accepted accounting principles and is comprised of two primary components, specific and general. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The specific component relates to loans that are individually classified as impaired. Loans deemed to be impaired are evaluated on an individual basis consistent with ASC 310.10.35, Receivables: Subsequent Measurement. The amount and level of the impairment allowance is ultimately determined by management’s estimate of the amount of expected future cash flows or, if the loan is collateral dependent, on the value of the collateral, which may vary from period to period depending on changes in the financial condition of the borrower or changes in the estimated value of the collateral. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and deemed as impaired, and classified as nonperforming, potential problem, or performing restructured as applicable. Charge-offs against the allowance of impaired loans are made when and to the extent the loan is deemed uncollectible.

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

Unfunded Loan Commitments – Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

The reserve for unfunded loan commitments is a liability on Southwest’s consolidated statement of financial condition in other liabilities. The reserve is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. At December 31, 2011 and December 31, 2010 the balance was $2.2 million and $1.9 million, respectively.

Premises and Equipment – Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful life of each asset. Useful lives range from 10 years to 40 years for buildings and improvements, and 3 years to 10 years for furniture, fixtures, and equipment. Southwest reviews the carrying value of long-lived assets used in operations when changes in events or circumstances indicate that the assets might have become impaired. This review initially includes a comparison of carrying value to the undiscounted cash flows estimated to be generated by those assets. If this review indicates that an asset is impaired, Southwest records a charge to operations to reduce the asset’s carrying value to fair value, which is based on estimated discounted cash flows. Long-lived assets that are held for disposal are valued at the lower of the carrying amount or fair value less costs to sell.

Other Real Estate – Assets acquired through or instead of loan foreclosure are considered other real estate. Other real estate is initially recorded at the lesser of the carrying value or fair value less the estimated costs to sell the asset. Write-downs of carrying value required at the time of foreclosure are recorded as a charge to the allowance for loan losses. Costs related to the development of such real estate are capitalized, and costs related to holding the property are expensed. Foreclosed property is subject to periodic revaluation based upon estimates of fair value. In determining the valuation of other real estate, management obtains independent appraisals for significant properties. Valuation adjustments are provided, as necessary, by charges to operations. Profits and losses from operations or sales of foreclosed property are recognized as incurred. At December 31, 2011 and December 31, 2010, the balances of noncovered other real estate were $19.8 million and $37.7 million, respectively.

Other real estate covered under the loss sharing agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC. Fair value adjustments on covered other real estate result in a reduction of the covered other real estate carrying amount and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss charged against earnings. At December 31, 2011 and December 31, 2010, the balances of covered other real estate were $4.5 million and $4.2 million, respectively.

Goodwill and Other Intangible Assets – Intangible assets consist of goodwill, core deposit intangibles, and loan servicing rights. Goodwill and core deposit intangibles, which generally result from a business combination, are accounted for under the provisions of ASC 350, Intangibles - Goodwill and Other, and ASC 805, Business Combinations. Loan servicing rights are accounted for under the provisions of ASC 860, Transfers and Servicing.

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

The independent step one valuations indicated that as of October 1, 2011 and October 1, 2010, the fair values of the Kansas reporting unit were less than the carrying amounts at those dates. Further goodwill impairment testing was required under a step two hypothetical purchase price allocation and analysis to determine the amount of impairment existing, if any. The step two allocations resulted in an implied fair value of goodwill greater than the carrying amount of goodwill at both assessment dates, October 1, 2011 and October 1, 2010 (and updated through December 31, 2011 and December 31, 2010, respectively). Southwest concluded that there was no goodwill impairment for the Kansas reporting unit.

The step one fair value of the Texas reporting unit as of the October 1, 2011 was less than the carrying amount at that date. Further goodwill impairment testing was required under a step two hypothetical purchase price allocation and analysis to determine the amount of impairment existing, if any. The step two allocation resulted in an implied fair value of goodwill greater than the carrying amount of goodwill at the assessment date, October 1, 2011 (and updated through December 31, 2011). Southwest concluded that there was no goodwill impairment for the Texas reporting unit. The step one fair value of the Texas reporting unit as of the October 1, 2010 annual assessment date (and updated through December 31, 2010) was greater than the carrying amount, indicating goodwill was not impaired and no step two analysis was required for this reporting unit as that assessment date.

Core deposit intangibles are amortized using an economic life method based on deposit attrition. As a result, amortization will decline over time with most of the amortization occurring during the initial years. The net book value of core deposit intangibles is evaluated for impairment when economic conditions indicate impairment may exist.

When real estate mortgage loans and other loans are sold with servicing retained, an intangible servicing right is initially capitalized based on estimated fair value at the point of origination with the income statement effect recorded in gains on sales of loans. The servicing rights are amortized on an individual loan by loan basis over the period of estimated net servicing income. Impairment of loan servicing rights is assessed based on the fair value of those rights. Southwest reviews the carrying value of loan servicing rights quarterly for impairment. At least annually, we obtain estimates of fair value from outside sources to corroborate the results of the valuation model. At December 31, 2011 and December 31, 2010, the fair values of loan servicing rights were $1.8 million and $2.4 million, respectively.

Fair Value Measurements – ASC 820, Fair Value Measurements and Disclosure, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and Southwest’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Derivative Financial Instruments – Southwest’s hedging policy permits the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. All derivatives are recorded at fair value on Southwest’s balance sheet.

To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. Southwest considers a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 125% of the opposite change in the fair value of the hedged item attributable to the hedged risk. If derivative instruments are designated as hedges of fair values, and such hedges are highly effective, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item. During the life of the hedge, Southwest will formally assess whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items. If it is determined that a hedge has ceased to be highly effective, Southwest will discontinue hedge accounting prospectively. At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value.

Loan Servicing Income – Southwest earns fees for servicing real estate mortgages and other loans owned by others. These fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as income when earned.

Taxes on Income – Southwest and its subsidiaries file consolidated income tax returns. Income tax expense is the total of the current year income tax due or refundable, adjusted for permanent differences between items of income or expense reported in the financial statements and those reported for tax purposes. Under the liability method, deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the financial statement carrying amounts and the income tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years.

Earnings per Common Share – ASC 260, Earnings Per Share, provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Southwest has determined that its unvested restricted stock awards are participating securities. Accordingly, earnings per common share is computed using the two-class method prescribed by ASC 260. Using this method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which exclude the outstanding unvested restricted stock. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method. Stock options and warrants, where the exercise price was greater than the average market price of common shares, were not included in the computation of earnings per diluted share as they would have been antidilutive. For the years ended December 31, 2011, December 31, 2010, and December 31, 2009, Southwest had 73,814, 213,355, and 380,390, antidilutive options to purchase common shares, respectively. An antidilutive warrant to purchase 703,753 shares of common stock was also outstanding for the years ended December 31, 2011, December 31, 2010, and December 31, 2009.

A reconciliation of the weighted-average common shares used in the calculations of basic and diluted earnings per common share for the reported periods is provided in Note 12 Earnings per Common Share.

Share-Based Compensation – The Southwest Bancorp, Inc. 1999 Stock Option Plan (the “1999 Plan”), and the 2008 Stock Based Award Plan (the “2008 Stock Plan”), collectively the “Stock Plans”, provide selected key employees with the opportunity to acquire common stock through stock options or restricted stock awards. Compensation cost is recognized based on the fair value of these awards at the date of grant. The exercise price of all options granted under the Stock Plans is the fair market value on the grant date, while the market price of Southwest’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. Depending upon terms of the stock option agreements, stock options generally become exercisable on an annual basis and expire from five to ten years after the date of grant.

The 2008 Stock Plan replaced the 1999 Plan, as amended. Options issued under the 1999 Plan will continue in effect and will be subject to the requirements of that plan, but no new options will be granted under the plan. The 2008 Stock Plan authorized awards for up to 800,000 shares of Southwest common stock over its ten-year term.

Comprehensive Income – Southwest’s comprehensive income (net income plus all other changes in shareholders’ equity from non-equity sources) consists of its net income, the after tax effect of changes in the net unrealized holding gains (losses) in its available for sale securities, and changes in the accumulated gain (loss) on the effective cash flow hedging instrument.

New Authoritative Accounting Guidance

On January 21, 2010, FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends ASC 820, Fair Value Measurements and Disclosures, to require a number of additional disclosures regarding fair value measurements. Specifically, entities are required to disclose: the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; the reasons for any transfers in or out of Level 3; and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances, and settlements on a gross basis. In addition to these new disclosure requirements, ASU 2010-06 also amends ASC 820 to clarify certain existing disclosure requirements. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all the amendments to ASC 820 made by ASU 2010-06 were effective for Southwest on January 1, 2010, and the requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements was effective for Southwest on January 1, 2011. These disclosure requirements did not have a significant impact on Southwest’s consolidated financial statements. See Note 6.

On July 21, 2010, FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”), which amends ASC 830, Receivables, to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses. ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, the activity in the allowance for credit losses as well as information about modified, impaired, nonaccrual, and past due loans and credit quality indicators. ASU 2010-20 was effective for Southwest’s consolidated financial statements as of December 31, 2010, as it related to disclosures required as of the end of a reporting period, and disclosures that relate to activity during a reporting period were required for Southwest’s consolidated financial statements issued after January 1, 2011. Southwest incorporated the required disclosures. See Note 3.

On April 5, 2011, FASB issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 clarifies whether loan modifications constitute a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 was effective for Southwest’s financial statements ending September 30, 2011, and applied retrospectively to restructurings occurring on or after January 1, 2011. Southwest incorporated the required disclosures. See Note 3.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards). ASU 2011-04 is effective for Southwest prospectively during interim and annual periods beginning January 1, 2012. Early application by public entities is not permitted. Southwest is assessing the impact of ASU 2011-04 on our fair value disclosures.

In June 2011, FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income – Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of stockholders’ equity was eliminated. ASU 2011-05, as it relates to comprehensive income presentation is effective for Southwest retrospectively for fiscal years, and interim periods within those years, beginning January 1, 2012, and is not expected to have a significant impact on its consolidated financial statements and disclosures. Disclosure of the reclassification adjustments on the face of the financial statements has been deferred, as of December 23, 2011.

2.	Investment Securities

A summary of the amortized cost and fair values of investment securities follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At December 31, 2011
Held to Maturity:
Obligations of state and political subdivisions	$15,252	$633	$—	$15,885

Total	$15,252	$633	$—	$15,885

Available for Sale:
Federal agency securities	$64,524	$1,051	$(22)	$65,553
Obligations of state and political subdivisions	10,926	196	(19)	11,103
Residential mortgage-backed securities	177,365	4,889	(107)	182,147
Equity securities	1,054	243	—	1,297

Total	$253,869	$6,379	$(148)	$260,100

At December 31, 2010
Held to Maturity:
Obligations of state and political subdivisions	$14,304	$43	$(318)	$14,029

Total	$14,304	$43	$(318)	$14,029

Available for Sale:
U.S. Government obligations	$1,099	$9	$—	$1,108
Federal agency securities	65,522	545	(693)	65,374
Obligations of state and political subdivisions	231	2	—	233
Residential mortgage-backed securities	178,695	3,535	(2,213)	180,017
Equity securities	1,102	387	—	1,489

Total	$246,649	$4,478	$(2,906)	$248,221

FRB stock, FHLB stock, and certain other investments are not readily marketable and are carried at cost. Total investments carried at cost were $10.5 million and $10.4 million at December 31, 2011 and December 31, 2010, respectively, and are recorded as other assets on the Consolidated Statement of Financial Condition. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.

A comparison of the amortized cost and approximate fair value of Southwest’s debt securities by maturity date at December 31, 2011 follows in the next table.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
One year or less	$19,042	$19,272	$2,376	$2,382
More than one year through five years	163,291	168,173	2,954	2,994
More than five years through ten years	53,847	54,731	6,453	6,782
More than ten years	17,689	17,924	3,469	3,727

Total	$253,869	$260,100	$15,252	$15,885

The foregoing analysis assumes that Southwest’s residential mortgage-backed securities mature during the period in which they are estimated to prepay. No other prepayment or repricing assumptions have been applied to Southwest’s debt securities for this analysis.

The proceeds of investment securities sales and the associated gains and losses are listed below.

(Dollars in thousands)	2011	2010	2009
Proceeds from sales	$—	$57,782	$122,694
Gross realized gains	—	2,497	2,911
Gross realized losses	—	(3)	—

Gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2011 and December 31, 2010 are as follows:

		Continuous Unrealized Losses Existing for:
(Dollars in thousands)	Number of securities	Amortized cost of securities with unrealized losses	Less than 12 months	12 months or more	Fair value of securities with unrealized losses
At December 31, 2011
Available for Sale:
Federal agency securities	3	$5,461	$(22)	$—	$5,439
Obligations of state and political subdivisions	3	3,853	(19)	—	3,834
Residential mortgage-backed securities	22	19,666	(107)	—	19,558

Total	28	$28,980	$(148)	$—	$28,831

At December 31, 2010
Held to Maturity:
Obligations of state and political subdivisions	6	$6,490	$(318)	$—	$6,172

Total	6	$6,490	$(318)	$—	$6,172

Available for Sale:
Federal agency securities	11	$26,645	$(693)	$—	$25,952
Obligations of state and political subdivisions	1	55	—	—	55
Residential mortgage-backed securities	27	62,197	(2,213)	—	59,984

Total	39	$88,897	$(2,906)	$—	$85,991

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time Southwest will receive full value for the securities. Furthermore, as of December 31, 2011, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not more likely than not that Southwest will have to sell any such securities before a recovery of cost. The declines in fair value were attributable to increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates. Management does not believe any of the securities are impaired due to credit quality. Accordingly, as of December 31, 2011, management believes the impairment of these investments is not deemed to be other-than-temporary.

As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, and borrowings from the FHLB. Securities with an amortized cost of $212.3 million and $216.4 million were pledged to meet such requirements of $78.0 million and $84.1 million at December 31, 2011 and December 31, 2010, respectively. Any amount overpledged can be released at any time.

3.	Loans and Allowance for Loan Losses

Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas which subjects the loan portfolio to the general economic conditions within these areas. At December 31, 2011 and December 31, 2010, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States Government.

Major classifications of loans are as follows:

	At December 31,
	2011		2010
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Real estate mortgage:
Commercial	$1,028,561	$23,686	$1,310,464	$30,997
One-to-four family residential	80,375	7,072	89,800	9,122
Real estate construction:
Commercial	227,098	3,746	441,265	6,840
One-to-four family residential	4,987	—	27,429	439
Commercial	346,266	2,841	452,626	5,554
Installment and consumer:
Guaranteed student loans	5,396	—	5,843	—
Other	33,190	270	39,060	676

	1,725,873	37,615	2,366,487	53,628
Less: Allowance for loan losses	(44,233)	(451)	(65,229)	—

Total loans, net	$1,681,640	$37,164	$2,301,258	$53,628

Concentrations of Credit. At December 31, 2011, approximately $614.7 million, or 36%, of Southwest’s noncovered loans consisted of loans to individuals and businesses in the healthcare industry. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry of more than 10% of portfolio loans other than referred to in the table above.

Loans Held for Sale. Southwest had loans which were held for sale of $38.7 million and $35.2 million at December 31, 2011 and December 31, 2010, respectively. These loans are carried at the lower of cost or market. Guaranteed student loans are generally sold to a single servicer. A substantial portion of the one-to-four family residential loans and loan servicing rights are sold to four investors. The USDA government guaranteed loans are available for sale in the secondary market.

Loan Servicing. The unpaid principal balance of real estate mortgage loans serviced for others totaled $295.5 million, $278.1 million, and $237.5 million, at December 31, 2011, December 31, 2010, and December 31, 2009, respectively. Southwest maintained escrow accounts totaling $1.1 million and $1.2 million for real estate mortgage loans serviced for others at December 31, 2011 and December 31, 2010, respectively.

Acquired Loans. Changes in the carrying and net accretable amounts for the ASC 310.30 loans were as follows for the years ended December 31, 2011 and December 31, 2010:

	2011		2010
(Dollars in thousands)	Net accretable amount	Carrying amount of loans	Net accretable amount	Carrying amount of loans
Fair value of acquired loans at beginning of period	$2,688	$53,628	$3,074	$85,405
Payments received	—	(12,503)	—	(27,032)
Transfers to other real estate / repossessed assets	4	(3,596)	(115)	(4,689)
Charge-offs, net	(87)	(117)	(23)	(304)
Amortization	(203)	203	(248)	248

Balance at end of period	$2,402	$37,615	$2,688	$53,628

Nonperforming / Past Due Loans. The following table presents the recorded investment in loans on nonaccrual status:

	At December 31,
	2011		2010
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Real estate mortgage:
Commercial	$4,667	$3,554	$29,996	$4,391
One-to-four family residential	1,468	188	1,984	932
Real estate construction:
Commercial	3,877	3,009	53,269	4,744
One-to-four family residential	—	—	14,302	153
Commercial	3,371	370	6,977	581
Other consumer	123	7	38	5

Total nonaccrual loans	$13,506	$7,128	$106,566	$10,806

If interest on nonaccrual loans had been accrued, the interest income as reported in the accompanying consolidated statements of operations would have increased by approximately $5.7 million, $5.6 million, and $4.8 million, for 2011, 2010, and 2009, respectively.

Charge-offs against noncovered nonaccrual loans at December 31, 2011 and December 31, 2010 were $13.6 million and $14.3 million, respectively.

The following table presents an aging of the recorded investment in loans past due at the end of the respective reporting period.

(Dollars in thousands)	30-89 days past due	90 days and greater past due	Total past due	Current	Total loans	Recorded loans > 90 days and accruing
At December 31, 2011
Noncovered:
Real estate mortgage:
Commercial real estate	$2,567	$4,667	$7,234	$1,021,327	$1,028,561	$—
One-to-four family residential	1,206	1,491	2,697	77,678	80,375	23
Real estate construction
Commercial real estate	1,825	3,877	5,702	221,396	227,098	—
One-to-four family residential	—	—	—	4,987	4,987	—
Commercial	8,331	3,374	11,705	334,561	346,266	3
Other	362	140	502	38,084	38,586	17

Total - noncovered	14,291	13,549	27,840	1,698,033	1,725,873	43
Covered:
Real estate mortgage:
Commercial real estate	$2,243	$3,554	$5,797	$17,889	$23,686	$—
One-to-four family residential	—	188	188	6,884	7,072	—
Real estate construction
Commercial real estate	—	3,009	3,009	737	3,746	—
One-to-four family residential	—	—	—	—	—	—
Commercial	—	370	370	2,471	2,841	—
Other	—	7	7	263	270	—

Total - covered	2,243	7,128	9,371	28,244	37,615	—

Total	$16,534	$20,677	$37,211	$1,726,277	$1,763,488	$43

(Dollars in thousands)	30-89 days past due	90 days and greater past due	Total past due	Current	Total loans	Recorded loans > 90 days and accruing
At December 31, 2010
Noncovered:
Real estate mortgage:
Commercial real estate	$3,793	$30,510	$34,303	$1,276,161	$1,310,464	$514
One-to-four family residential	1,438	1,984	3,422	86,378	89,800	—
Real estate construction
Commercial real estate	7,569	53,269	60,838	380,427	441,265	—
One-to-four family residential	—	14,302	14,302	13,127	27,429	—
Commercial	10,707	6,977	17,684	434,942	452,626	—
Other	1,236	41	1,277	43,626	44,903	3

Total - noncovered	24,743	107,083	131,826	2,234,661	2,366,487	517
Covered:
Real estate mortgage:
Commercial real estate	$227	$4,391	$4,618	$26,379	$30,997	$—
One-to-four family residential	142	932	1,074	8,048	9,122	—
Real estate construction
Commercial real estate	—	4,744	4,744	2,096	6,840	—
One-to-four family residential	108	153	261	178	439	—
Commercial	—	581	581	4,973	5,554	—
Other	14	5	19	657	676	—

Total - covered	491	10,806	11,297	42,331	53,628	—

Total	$25,234	$117,889	$143,123	$2,276,992	$2,420,115	$517

Impaired Loans. The following table presents loans individually evaluated for impairment by class of loans at December 31, 2011 and December 31, 2010.

	With No Specific Allowance		With A Specific Allowance
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At December 31, 2011
Noncovered:
Commercial real estate	$17,985	$18,142	$3,716	$5,366	$411
One-to-four family residential	984	1,130	484	611	21
Real estate construction	11,735	15,244	248	262	73
Commercial	7,283	7,710	3,207	4,958	349
Other	11	12	112	123	112

Total noncovered	$37,998	$42,238	$7,767	$11,320	$966

Covered:
Commercial real estate	$2,486	$2,670	$1,068	$1,271	$140
One-to-four family residential	118	190	70	138	5
Real estate construction	758	1,071	2,251	3,102	258
Commercial	338	542	32	350	32
Other	7	29	—	—	—

Total covered	$3,707	$4,502	$3,421	$4,861	$435

	With No Specific Allowance		With A Specific Allowance
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At December 31, 2010
Noncovered:
Commercial real estate	$30,064	$30,534	$42,732	$46,192	$10,813
One-to-four family residential	323	368	1,660	1,909	197
Real estate construction	46,978	51,644	35,579	37,667	5,313
Commercial	3,790	5,039	8,464	8,728	3,643
Other	—	—	38	48	28

Total noncovered	$81,155	$87,585	$88,473	$94,544	$19,994

Covered:
Commercial real estate	$4,391	$6,120	$—	$—	$—
One-to-four family residential	932	1,104	—	—	—
Real estate construction	4,897	6,179	—	—	—
Commercial	581	1,092	—	—	—
Other	5	14	—	—	—

Total covered	$10,806	$14,509	$—	$—	$—

The average recorded investment and interest income recognized on impaired loans for the 2011, 2010, and 2009 is shown in the next table.

	For the Years Ended December 31,
	2011		2010		2009
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Noncovered:
Commercial real estate	$10,012	$—	$60,664	$16	$17,592	$652
One-to-four family residential	1,317	8	1,725	19	7,752	16
Real estate construction	8,222	—	62,358	741	27,810	—
Commercial	9,144	147	5,046	(47)	8,374	1,394
Other	97	1	34	—	65

Total noncovered	$28,792	$156	$129,827	$729	$61,593	$2,062

Covered:
Commercial real estate	$26,642	$10	$35,783	$15	*	$—
One-to-four family residential	7,926	—	10,848	43	*	—
Real estate construction	6,003	—	12,079	—	*	—
Commercial	4,403	1	8,852	8	*	—
Other	438	—	1,144	—	*	—

Total covered	$45,412	$11	$68,706	$66	*	$—

*	Information regarding average recorded investment for covered loans is not readily available.

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

Loans classified as troubled debt restructurings during the year ended December 31, 2011 are shown in the following table.

(Dollars in thousands)	Number of Modifications	Recorded Investment
For the year ended December 31, 2011
Commercial real estate	3	$16,017
Real estate construction	1	8,106
Commercial	13	6,504
Consumer	1	112

Total	18	$30,739

The modifications of loans identified as troubled debt restructurings primarily related to payment extensions and/or reductions in the interest rate. Financial impact of TDRs is not significant. Southwest has no significant commitments to lend additional amounts to these performing troubled debt restructured loans.

As of December 31, 2011, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default occurs when a loan is 90 days or more past due or transferred to nonaccrual and is within twelve months of restructurings.

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

Special mention – Loans classified as special mention have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for these loans or of the institution’s credit position at some future date.

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligors or of the collateral pledged, if any. Loans so classified have one or more well-defined weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Southwest will sustain some loss if the deficiencies are not corrected. These loans are considered potential nonperforming or nonperforming loans depending on the accrual status of the loans.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. These loans are considered nonperforming.

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans. As of December 31, 2011 and December 31, 2010, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows:

(Dollars in thousands)	Commercial Real Estate	1-4 Family Residential	Real Estate Construction	Commercial	Other	Total
At December 31, 2011
Grade:
Pass	$927,652	$84,475	$139,431	$301,636	$38,202	$1,491,396
Special Mention	60,000	564	46,126	11,345	642	118,677
Substandard	62,790	2,408	50,136	35,164	12	150,510
Doubtful	1,805	—	138	962	—	2,905

Total	$1,052,247	$87,447	$235,831	$349,107	$38,856	$1,763,488

At December 31, 2010
Grade:
Pass	$1,190,587	$93,961	$276,613	$399,344	$44,161	$2,004,666
Special Mention	13,854	1,840	24,023	13,436	1,340	54,493
Substandard	132,148	2,644	168,220	41,906	54	344,972
Doubtful	4,872	477	7,117	3,494	24	15,984

Total	$1,341,461	$98,922	$475,973	$458,180	$45,579	$2,420,115

Allowance for Loan Losses. Activity in the noncovered allowance for loan losses is summarized as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Beginning balance	$65,229	$62,413	$39,773
Provision for loan losses	131,650	35,560	39,176
Loans charged-off	(156,625)	(34,439)	(18,913)
Recoveries	3,979	1,695	2,377

Total noncovered	$44,233	$65,229	$62,413

As of December 31, 2011, an allowance for loan losses of $0.5 million was established for the covered loans.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment evaluation method as of December 31, 2011 and December 31, 2010.

(Dollars in thousands)	Commercial Real Estate	1-4 Family Residential	Real Estate Construction	Commercial	Other	Total
December 31, 2011
Balance at beginning of period	$32,508	$1,597	$19,605	$10,605	$914	$65,229
Loans charged-off	(71,066)	(346)	(62,070)	(22,103)	(1,040)	(156,625)
Recoveries	411	67	1,521	1,864	116	3,979
Provision for loan losses	59,896	(302)	52,121	19,461	925	132,101

Balance at end of period	$21,749	$1,016	$11,177	$9,827	$915	$44,684

Allowance for loan losses ending balance:
Individually evaluated for impairment	$411	$21	$73	$349	$112	$966
Collectively evaluated for impairment	21,198	981	10,846	9,439	803	43,267
Acquired with deteriorated credit quality	140	14	258	39	—	451

Total ending allowance balance	$21,749	$1,016	$11,177	$9,827	$915	$44,684

Loans receivable ending balance:
Individually evaluated for impairment	$21,701	$1,468	$11,983	$10,490	$123	$45,765
Collectively evaluated for impairment	1,006,860	78,907	220,102	335,776	38,463	1,680,108
Acquired with deteriorated credit quality	23,686	7,072	3,746	2,841	270	37,615

Total ending loans balance	$1,052,247	$87,447	$235,831	$349,107	$38,856	$1,763,488

(Dollars in thousands)	Commercial Real Estate	1-4 Family Residential	Real Estate Construction	Commercial	Other	Total
December 31, 2010
Balance at beginning of period	$26,670	$2,454	$22,241	$10,052	$996	$62,413
Loans charged-off	(4,571)	(2,649)	(20,910)	(5,182)	(1,127)	(34,439)
Recoveries	204	234	610	421	226	1,695
Provision for loan losses	10,205	1,558	17,664	5,314	819	35,560

Balance at end of period	$32,508	$1,597	$19,605	$10,605	$914	$65,229

Allowance for loan losses ending balance:
Individually evaluated for impairment	$10,813	$197	$5,313	$3,643	$28	$19,994
Collectively evaluated for impairment	21,695	1,400	14,292	6,962	886	45,235
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$32,508	$1,597	$19,605	$10,605	$914	$65,229

Loans receivable ending balance:
Individually evaluated for impairment	$72,796	$1,983	$82,557	$12,254	$38	$169,628
Collectively evaluated for impairment	1,237,668	87,817	386,137	440,372	44,865	2,196,859
Acquired with deteriorated credit quality	30,997	9,122	7,279	5,554	676	53,628

Total ending loans balance	$1,341,461	$98,922	$475,973	$458,180	$45,579	$2,420,115

4.	Premises and Equipment

Year-end premises and equipment were as follows:

	At December 31,
(Dollars in thousands)	2011	2010
Land	$5,988	$6,046
Buildings and improvements	18,100	17,985
Furniture, fixtures, and equipment	32,425	32,015
Construction/Remodeling in progress	426	95

	56,939	56,141
Accumulated depreciation	(34,239)	(32,369)

Total premises and equipment, net	$22,700	$23,772

Depreciation of premises and equipment totaled $2.5 million in 2011, $2.8 million in 2010, and $3.1 million in 2009.

Southwest leases certain equipment and premises for its operations. Future minimum annual rental payments required under operating leases, net of sublease agreements, that have initial or remaining lease terms in excess of one year as of December 31, 2011 were as follows:

(Dollars in thousands)
2012	$2,444
2013	1,922
2014	1,438
2015	1,198
2016	936
Thereafter	163

Total	$8,101

The total rental expense was $2.6 million, $2.8 million, and $2.9 million in 2011, 2010, and 2009, respectively.

5.	Goodwill and Other Intangible Assets

Southwest has recorded goodwill and other identifiable intangible assets associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. Southwest did not recognize an impairment during the years ended December 31, 2011 and December 31, 2010. Goodwill totaled $6.8 million at December 31, 2011 and December 31, 2010. As of year-end, approximately $0.2 million of goodwill is reported in the Oklahoma Banking segment, $5.6 million is reported in the Kansas Banking segment, and $1.0 million is reported in the Texas Banking segment. Further information regarding operating segments can be found in Note 18.

The following table presents the gross carrying amount of other intangible assets and accumulated amortization.

	At December 31,
(Dollars in thousands)	2011	2010
Core deposit premiums	$6,353	$6,353
Less accumulated amortization	3,323	2,796

Core deposit premiums, net	$3,030	$3,557
Loan servicing rights	$8,641	$7,781
Less accumulated amortization	6,814	5,967

Loan servicing rights, net	$1,827	$1,814

Other intangible assets, net	$4,857	$5,371

Core deposit intangibles are amortized using an economic life method based on deposit attrition. As a result, amortization will decline over time with most of the amortization occurring during the initial years. The weighted average amortization period for core deposit intangibles is approximately 10 years. Amortization expense related to core deposit intangibles totaled $0.5 million in 2011 and in 2010.

During 2011 and 2010, Southwest had recorded loan servicing right amortization expense of $0.5 million and $1.0 million, respectively.

The estimated aggregate future amortization expense for other intangible assets remaining as of December 31, 2011 is as follows:

(Dollars in thousands)	Core Deposit Premiums	Loan Servicing Rights	Total
2012	$488	$457	$945
2013	484	377	861
2014	514	278	792
2015	474	207	681
2016	425	148	573
Thereafter	645	360	1,005

	$3,030	$1,827	$4,857

6.	Fair Value Measurements

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

Available for sale securities – The fair value of U.S. Government and federal agency obligations, other securities, and mortgage-backed securities is estimated based on quoted market prices or dealer quotes. The fair value for other investments such as obligations of state and political subdivisions is estimated based on quoted market prices. Southwest obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things. Southwest reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices.

The fair value of a certain private equity investment is estimated based on Southwest’s proportionate share of net asset value, $1.2 million as of December 31, 2011 and $1.3 million as of December 31, 2010. The investee invests in small and mid-sized U.S. financial institutions and other financial-related companies. This investment has a quarterly redemption with sixty-five days’ notice.

Derivative instrument – Southwest utilizes an interest rate swap agreement to convert one of its variable-rate subordinated debentures to a fixed rate (cash flow hedge). The fair value of the interest rate swap agreement is obtained from dealer quotes.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

		Fair Value Measurements Using
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2011
Loans held for sale:
Student loans	$5,396	$—	$5,396	$—
One-to-four family residential	3,547	—	3,547	—
Government guaranteed commercial real estate	29,624	—	29,624	—
Government guaranteed commercial	128	—	128	—
Available for sale securities:
Federal agency securities	65,553	—	65,553	—
Obligations of state and political subdivisions	11,103	—	11,103	—
Residential mortgage-backed securities	182,147	—	182,147	—
Equity securities	1,297	80	1,217	—
Derivative instrument	(2,834)	—	(2,834)	—

Total	$295,961	$80	$295,881	$—

At December 31, 2010
Loans held for sale:
Student loans	$5,843	$—	$5,843	$—
One-to-four family residential	2,300	—	2,300	—
Other loans held for sale	27,051	—	27,051	—
Available for sale securities:
U.S. Government obligations	1,108	1,108	—	—
Federal agency securities	65,374	—	65,374	—
Obligations of state and political subdivisions	233	—	233	—
Residential mortgage-backed securities	180,017	—	180,017	—
Equity securities	1,489	222	1,267	—

Total	$283,415	$1,330	$282,085	$—

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

Goodwill – Fair value of goodwill is based on the fair value of each of Southwest’s reporting units to which goodwill is allocated compared with their respective carrying value. There was no impairment during 2011 or 2010; therefore, no fair value adjustments were recorded in earnings.

Core deposit premiums – The fair value of core deposit premiums are based on third-party appraisals. There were no impairments during 2011 or 2010; therefore no fair value adjustments were recorded in earnings.

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

Assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2011 and December 31, 2010 are summarized in the following table:

		Fair Value Measurements Using
(Dollars in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
At December 31, 2011
Noncovered impaired loans at fair value:
Commercial real estate	$3,716	$—	$3,716	$—	$(1,727)
One-to-four family residential	604	—	604	—	(55)
Real estate construction	3,877	—	3,877		(3,569)
Commercial	3,239	—	3,239	—	(1,964)
Other consumer	112	—	112	—	(103)
Noncovered other real estate	19,844	—	19,844	—	(3,104)
Mortgage loan servicing rights	1,817	—	1,817	—	(315)

Total	$33,209	$—	$33,209	$—	$(10,837)

At December 31, 2010
Noncovered impaired loans at fair value:
Commercial real estate	$43,349	$—	$43,349	$—	$(5,003)
One-to-four family residential	1,660	—	1,660	—	1,819
Real estate construction	42,577	—	29,072	13,505	(4,144)
Commercial	9,727	—	9,727	—	(1,214)
Other consumer	38	—	38	—	86
Noncovered other real estate	37,722	—	37,722		(360)

Total	$135,073	$—	$121,568	$13,505	$(8,816)

Noncovered impaired loans measured at fair value with a carrying amount of $19.7 million were written down to the fair value of $11.5 million at December 31, 2011, resulting in a life-to-date impairment charge of $8.1 million, of which $7.4 million was included in the provision for loan losses for the year ended December 31, 2011. As of December 31, 2010, noncovered impaired loans measured at fair value with a carrying amount of $125.2 million were written down to the fair value of $97.4 million, resulting in a life-to-date impairment charge of $27.9 million, of which $8.5 million was included in the provision for loan losses for the year ended December 31, 2010.

Noncovered other real estate assets were written down to their respective fair value, resulting in impairment charges of $3.1 million and $0.4 million, which was included in noninterest expense for the years ended December 31, 2011 and December 31, 2010, respectively.

Mortgage loan servicing rights were written down to their fair value, resulting in impairment charges of $0.3 million, which was included in noninterest income for the year ended December 31, 2011. No impairment of mortgage loan servicing rights was incurred in 2010.

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

Investment securities – The investment securities held to maturity are carried at cost. The fair value of held to maturity securities is estimated based on quoted market prices or dealer quotes.

Loans – Fair values are estimated for certain homogeneous categories of loans adjusted for differences in loan characteristics. Southwest’s loans have been aggregated by categories consisting of commercial, real estate, student, and other consumer. The fair value of loans is estimated by discounting the cash flows using risks inherent in the loan category and interest rates currently offered for loans with similar terms and credit risks.

Accrued interest receivable – The carrying amount is a reasonable estimate of fair value for accrued interest receivable.

Investment included in other assets – The estimated fair value of investments included in other assets, which primarily consists of investments carried at cost, approximates their carrying values.

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

Other borrowings – Included in other borrowings are FHLB advances, securities sold under agreements to repurchase, and treasury tax and loan demand notes. The fair value for fixed rate FHLB advances is based upon discounted cash flow analysis using interest rates currently being offered for similar instruments. The fair values of the other borrowings are the amounts payable at the statement of financial condition date, as the carrying amount is a reasonable estimate of fair value due to the short-term maturity dates.

Subordinated debentures – Two subordinated debentures have floating rates that reset quarterly and the third subordinated debenture has a fixed rate. The fair value of the fixed rate subordinated debenture is based on market price. The fair value of the floating rate subordinated debentures is estimated by taking into consideration the liquidity discount implied by the market price of the fixed rate subordinated debenture at December 31, 2011. The fair value of the floating rate subordinated debentures approximates carrying value at December 31, 2010.

The carrying values and estimated fair values of Southwest’s financial instruments follow:

	At December 31, 2011		At December 31, 2010
(Dollars in thousands)	Carrying Values	Fair Values	Carrying Values	Fair Values
Cash and cash equivalents	$30,247	$30,247	$67,496	$67,496
Securities held to maturity	15,252	15,885	14,304	14,029
Securities available for sale	260,100	260,100	248,221	248,221
Total loans, net of allowance	1,718,804	1,708,894	2,354,886	2,279,605
Accrued interest receivable	7,176	7,176	8,590	8,590
Investments included in other assets	10,454	10,454	10,404	10,404
Deposits	1,921,382	1,883,196	2,252,728	2,119,840
Accrued interest payable	3,689	3,689	1,577	1,577
Other liabilities	9,340	9,340	8,981	8,981
Derivative instrument	2,834	2,834	—	—
Other borrowings	56,479	60,688	94,602	100,550
Subordinated debentures	81,963	72,423	81,963	84,654

7.	Deposits and Other Borrowed Funds

The following table summarizes deposits as of December 31, 2011 and December 31, 2010.

(Dollars in thousands)	2011	2010
Noninterest-bearing demand	$400,985	$377,182
Interest-bearing demand	105,905	92,584
Money market accounts	423,181	495,253
Savings accounts	33,406	26,665
Time deposits of $100,000 or more	487,907	694,565
Other time deposits	469,998	566,479

Total deposits	$1,921,382	$2,252,728

The total amount of overdrawn deposit accounts that were reclassified as loans at December 31, 2011 and December 31, 2010 was $0.6 million and $1.3 million, respectively.

Some of Southwest’s interest-bearing deposits were obtained through brokered transactions and Southwest’s participation in the Certificate of Deposit Account Registry Service (“CDARS”). Brokered certificate of deposits totaled $0.2 million at December 31, 2011 and $1.0 million at December 31, 2010. CDARS deposits totaled $14.7 million at December 31, 2011 and $34.3 million at December 31, 2010. Capital market certificate of deposits totaled $0 at December 31, 2011 and $109.9 million at December 31, 2010.

Scheduled time deposit maturities as of December 31, 2011 are as follows:

(Dollars in thousands)
2012	$762,052
2013	155,162
2014	29,574
2015	5,160
2016	5,932
Thereafter	25

Total time deposits	$957,905

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

	2011			2010
(Dollars in thousands)	Balance at December 31,	Average Balance	Weighted Average Rate	Balance at December 31,	Average Balance	Weighted Average Rate
Federal funds purchased	—	—	0.00%	$10,060	$6,848	0.18%
Securities sold under repurchase agreements	31,482	29,701	0.11	26,492	22,945	0.25
Federal Home Loan Bank advances	25,000	50,092	3.45	56,500	64,967	3.03
Treasury, tax and loan note option	(3)	1,153	—	1,550	1,381	—
Other	—	—	—	—	—	—

	$56,479			$94,602

Southwest has approved federal funds purchase lines totaling $160.0 million with four financial entities. Southwest sells securities under agreements to repurchase with Southwest retaining custody of the collateral. Collateral consists of direct obligations of U.S. Government and Federal Agency issues, which are designated as pledged with Southwest’s safekeeping agent. The type of collateral required, the retention of the collateral, and the security sold, minimize Southwest’s risk of exposure to loss. These transactions are for one-to-four day periods. At December 31, 2011 and December 31, 2010, no repurchase agreement exceeded 10% of equity capital.

Southwest has entered into an agreement with the FHLB to obtain advances from the FHLB from time to time. Currently the line of credit totals $25.0 million with a weighted average rate of interest of 3.42%. The terms of the agreement are set forth in the Advance, Pledge and Security Agreement (the “Agreement”). The FHLB requires that Southwest pledge collateral on such advances. Under the terms of the Agreement, the discounted value of the collateral, as defined by the FHLB, should at all times be at least equal to the amount borrowed by Southwest. Such advances outstanding are subject to a blanket collateral arrangement, which requires the pledging of eligible collateral to secure such advances. Such collateral principally includes certain loans and securities. At December 31, 2011 and December 31, 2010, loans pledged under the Agreement were $694.0 million and $844.2 million, and investment securities pledged (at carrying value) were $38.8 million and $85.2 million, respectively. There are no scheduled minimum future principal payments on the FHLB line of credit until after 2016.

Southwest is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program. Collateral under this program consists of pledged selected commercial and industrial loans. Currently the collateral will allow Southwest to borrow up to $75.8 million. Southwest also has substantial unused borrowing availability in the form of unsecured brokered certificate of deposits program from Bank of America Merrill Lynch, Morgan Stanley & Co., Citigroup Global Markets, Inc., Wells Fargo Bank, NA, UBS Securities LLC, and RBC Capital Markets Corp. In conjunction with these lines of credit, $0 and $110.0 million in retail certificates of deposit were included in total deposits at December 31, 2011 and December 31, 2010, respectively.

8.	Derivative Instruments

On February 11, 2011, Southwest entered into an interest rate swap agreement with a total notional amount of $25.0 million. The interest rate swap contract was designated as a hedging instrument in cash flow hedges with the objective of protecting the overall cash flow from Southwest’s quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven year period beginning February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month London Interbank Offered Rate (“LIBOR”). Under the swap, Southwest will pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85% on a total notional amount of $25.0 million, with quarterly settlements. The rate received by Southwest as of December 31, 2011 was 3.25%.

The estimated fair value of the interest rate derivative contract outstanding as of December 31, 2011 resulted in a pre-tax loss of $2.8 million and was included in other liabilities in the statement of condition. Southwest obtained the counterparty valuation to validate its interest rate derivative contract as of December 31, 2011.

The effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument, $1.7 million for the year ended December 31, 2011, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense. No ineffectiveness related to the interest rate derivative was recognized during the reporting period.

Net cash flows as a result of the interest rate swap agreement were $0.7 million for the year ended December 31, 2011 and were included in interest expense on subordinated debentures.

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

The fair value of cash and securities posted as collateral by Southwest related to the derivative contract was $3.8 million at December 31, 2011.

9.	Subordinated Debentures

At December 31, 2011, Southwest had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts.

(Dollars in thousands)	Subordinated Debentures Owed to Trusts	Trust Preferred Securities of the Trusts	Interest Rates at December 31, 2011	Final Maturity Date
OKSB Statutory Trust I	$20,619	$20,000	3.67%	June 26, 2033
SBI Capital Trust II	25,774	25,000	3.25%	October 7, 2033
Southwest Capital Trust II	35,570	34,500	10.50%	September 15, 2038

	$81,963	$79,500

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

At December 31, 2011, Southwest had an aggregate of $82.0 million of subordinated debentures outstanding and had an asset of $2.5 million representing its total investment in the common equity issued by the Trusts. The sole assets of the Trusts are the subordinated debentures and the liabilities of the Trusts of the OKSB Trust Preferred, the SBI II Trust Preferred, and the OKSBP Trust Preferred. Southwest has, through various contractual arrangements, unconditionally guaranteed payment of all obligations of the Trusts with respect to the OKSB Trust Preferred, the SBI II Trust Preferred, and the OKSBP Trust Preferred.

The OKSB Trust Preferred, the OKSB Subordinated Debentures, the SBI II Trust Preferred, the SBI II Subordinated Debentures, the OKSBP Trust Preferred, and the OKSBP Subordinated Debentures mature at or near the thirtieth anniversary date of their issuance. However, if certain conditions are met, the OKSB Trust Preferred and the OKSB Subordinated Debentures and the SBI II Trust Preferred and the SBI II Subordinated Debentures may be called at Southwest’s discretion with thirty days’ notice, and the maturity dates of the OKSBP Trust Preferred and the OKSBP Subordinated Debentures may be shortened at Southwest’s discretion to a date not earlier than September 15, 2013.

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

Each of the Trust Preferred issuances meets the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Trust Preferred and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital. At December 31, 2011, $79.5 million of the Trust Preferred was included in Tier I capital.

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

Interest will continue to accrue on the debentures, and dividends will continue to accrue on the related trust preferred securities. As of December 31, 2011, $2.9 million was accrued for interest on the debentures.

10.	Income Taxes

The components of taxes on income follow:

	For the Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Current tax (benefit) expense:
Federal	$(19,319)	$11,852	$13,032
State	(4,875)	694	1,134
Deferred tax benefit:
Federal	(17,375)	(2,455)	(6,158)
State	(2,088)	(353)	(397)

Taxes on income	$(43,657)	$9,738	$7,611

A reconciliation from the expected tax expense (benefit) using the U.S. Federal income tax rate of 35% to consolidated effective income tax expense (benefit) follows:

	For the Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Computed tax (benefit) expense at statutory rates	$(39,183)	$9,346	$7,207
Increase (decrease) in income taxes resulting from:
Benefit of income not subject to U.S. Federal income tax	(165)	(135)	(142)
Expenses not deductible for U.S. Federal income tax	124	191	178
State income taxes, net of Federal income tax benefit	(3,755)	292	165
New markets tax credit	—	—	(151)
Reversal of FIN 48 reserve	(953)	—	—
Texas tax refund (federally tax affected)	—	(559)	—
Other	275	603	354

Taxes on income	$(43,657)	$9,738	$7,611

The calculated year-to-date effective tax rate is 39.0% for 2011, 36.5% for 2010, and 37.0% for 2009.

At December 31, 2011, Southwest had $61.6 million federal net operating loss carryforward expiring in 2031 and $77.4 million of state net operating loss carryforward expiring in 2031. In addition, Southwest had $1.4 million alternative minimum tax credit that can be carried forward indefinitely.

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of certain income and expense items for financial statement reporting purposes. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Southwest conducted an analysis to assess the need of a valuation allowance at December 31, 2011. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance for deferred tax assets was needed. In accordance with ASC 740, Income Taxes, a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The future realization of the tax benefit depends on the existence of sufficient taxable income within the carryback and carryforward periods.

As part of its analysis, Southwest considered the following positive evidence:

•	Taxes paid in prior carryback years;

•	Southwest has a long history of earnings profitability;

•	No goodwill impairment;

•	Southwest is projecting future taxable income, exclusive of tax planning strategies, sufficient to utilize the deferred tax assets;

•	The size of loan credits in the pipeline of potential problem loans has significantly decreased; and

•	Southwest is able to carryforward federal and Oklahoma tax losses for 20 years.

Southwest’s current year loss resulted in a three-year cumulative pretax loss position that is considered significant negative evidence in the determination of the need for a valuation allowance. Included in the three-year pretax loss position is $101.0 million related to the nonrecurring sale of nonperforming assets and potential problem loans. Management believes that the combination of a strong history of taxable income, the projected current federal income tax receivables, and projected pre-tax income in future years represents positive evidence that the tax benefit will be realized. While realization of the deferred tax benefits is not assured, it is management’s judgment, after review of all available evidence and based on the weight of such evidence, that a valuation allowance is not necessary, as realization of these benefits meets the “more likely than not” standard.

Net deferred tax assets of $40.9 million and $21.1 million at December 31, 2011 and December 31, 2010, respectively, are reflected in the accompanying consolidated statements of financial condition in other assets.

Temporary differences that give rise to the deferred tax assets include the following:

	At December 31,
(Dollars in thousands)	2011	2010
Provision for loan losses	$18,213	$25,694
Accumulated depreciation	(3,112)	(3,407)
Prepaid maintenance	(320)	(384)
Nonaccrual loan interest	321	1,221
Deferred compensation accrual	303	316
FHLB stock dividends	(277)	(1,093)
Write-downs on other real estate	831	142
Amortizable assets	(868)	(262)
Stock-based compensation	92	174
New markets tax credit	—	(460)
Dividend - equity vs cost method	—	(344)
Section 597 gain - FNBA FDIC-assisted acquisition	(281)	(278)
Net operating loss carryforward	24,705	—
Tax credit carryforward	2,419	—
Other	171	415

	42,197	21,734
Deferred taxes (payable) receivable on investments securities available for sale	(1,286)	(593)

Net deferred tax asset	$40,911	$21,141

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

Southwest or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Southwest is no longer subject to U.S. federal or state tax examinations for years before 2009. On February 15, 2012, Southwest was notified by the Internal Revenue Service that it was under audit for the 2009 income tax filing.

11.	Shareholders’ Equity

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

Southwest allocated $66.3 million to the Series B Preferred Stock and $3.7 million to the warrant based on their relative fair values at the issue date. The amount allocated to the warrant is accreted over the estimated life of the Series B Preferred Stock using five years. Such accretion for the years ended December 31, 2011 and December 31, 2010 were $0.7 million for both years, respectively.

In July 2011, Southwest determined to defer payment of dividends on its Series B Preferred Securities issued under the U.S. Treasury Department’s Capital Purchase Program, effective for the dividend payments, beginning August 15, 2011. Dividends on the Preferred Securities may not be paid while interest on Southwest’s debentures has been deferred, but will continue to accrue. As of December 31, 2011, Southwest had accrued dividends on these securities of $2.2 million.

Southwest has reserved for issuance 150,000 shares of common stock pursuant to the terms of the Employee Stock Purchase Plan. The Employee Stock Purchase Plan allows Southwest’s employees to acquire additional common shares through payroll deductions. From July 1999 to August 2009, shares issued out of this plan came from treasury shares, subsequent shares issued came from the reserved shares. As of December 31, 2011, 48,969 new shares had been issued and 52,500 treasury shares had been reissued under this plan.

Southwest had reserved 1,960,000 shares of common stock pursuant to the terms of the 1999 Stock Option Plan, which expired during 2008. The 1999 Plan provided selected key employees with the opportunity to acquire common stock. As of December 31, 2011, 275,255 new shares had been issued and 1,622,385 treasury shares had been reissued by this plan. Options issued under this plan will continue in effect and will be subject to the requirements of the plan, but no new options will be granted under this plan.

Southwest has reserved 800,000 shares of common stock pursuant to the terms of the 2008 Stock Based Award Plan. The 2008 Stock Plan provides selected key employees with the opportunity to acquire common stock. As of December 31, 2011, 42,381 new shares had been issued and 25,725 treasury shares had been reissued by this plan.

12.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

(Dollars in thousands, except earnings per share data)	2011	2010	2009
Numerator:
Net income (loss)	$(68,295)	$16,964	$12,982
Preferred dividend	(3,522)	(3,500)	(3,500)
Warrant amortization	(731)	(687)	(645)

Net income (loss) available to common shareholders	(72,548)	12,777	8,837
Earnings allocated to participating securities	—	(36)	(26)

Numerator for basic earnings per common share	(72,548)	12,741	8,811
Effect of reallocating undistributed earnings of participating securities	—	—	—

Numerator for diluted earnings per common share	(72,548)	12,741	8,811
Denominator:
Denominator for basic earnings per common share -
Weighted average common shares outstanding	19,414,231	17,848,610	14,625,847
Effect of dilutive securities:
Stock options	—	16,581	48,279
Warrant	—	—	—

Denominator for diluted earnings per common share	19,414,231	17,865,191	14,674,126
Earnings per common share:
Basic	$(3.73)	$0.71	$0.60

Diluted	$(3.73)	$0.71	$0.60

13.	Capital Requirements and Regulatory Matters

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

Management believes, as of December 31, 2011 and December 31, 2010, that Southwest, Stillwater National, and Bank of Kansas met all capital adequacy requirements to which they are subject.

As of December 31, 2011 and December 31, 2010, Stillwater National and Bank of Kansas were categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, Stillwater National and Bank of Kansas must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.

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

Southwest’s, Stillwater National’s, and Bank of Kansas’ actual capital amounts and ratios are presented below.

	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions		For Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Capital (to risk-weighted assets)
Southwest	$395,292	20.78%	N/A	N/A	$152,211	8.00%
Stillwater National	314,550	18.56	$169,462	10.00%	135,570	8.00
Bank of Kansas	35,731	18.82	18,984	10.00	15,187	8.00
Tier I Capital (to risk-weighted assets)
Southwest	371,114	19.51	N/A	N/A	76,106	4.00
Stillwater National	278,079	16.41	101,677	6.00	67,785	4.00
Bank of Kansas	33,325	17.55	11,390	6.00	7,593	4.00
Tier I Leverage (to average assets)
Southwest	371,114	14.50	N/A	N/A	102,346	4.00
Stillwater National	278,079	12.53	110,966	5.00	88,773	4.00
Bank of Kansas	33,325	10.32	16,143	5.00	12,914	4.00
As of December 31, 2010:
Total Capital (to risk-weighted assets)
Southwest	$477,930	19.06%	N/A	N/A	$200,629	8.00%
Stillwater National	392,705	17.22	$228,114	10.00%	182,491	8.00
Bank of Kansas	34,501	16.58	20,814	10.00	16,651	8.00
Tier I Capital (to risk-weighted assets)
Southwest	445,966	17.78	N/A	N/A	100,315	4.00
Stillwater National	348,685	15.29	136,868	6.00	91,245	4.00
Bank of Kansas	31,866	15.31	12,488	6.00	8,326	4.00
Tier I Leverage (to average assets)
Southwest	445,966	15.55	N/A	N/A	114,685	4.00
Stillwater National	348,685	13.84	125,991	5.00	100,793	4.00
Bank of Kansas	31,866	9.60	16,605	5.00	13,284	4.00

The approval of the OCC is required if the total of all dividends declared by Stillwater National in any calendar year exceeds the total of its net profits of that year combined with its retained net profits of the preceding two years. In addition, Stillwater National may not pay a dividend if, after paying the dividend, Stillwater National would be undercapitalized. No dividends were declared by Stillwater National for the years ended December 31, 2011 and December 31, 2010, and dividends declared for the year ended December 31, 2009 did not exceed the threshold requiring regulatory approval.

The same dividend restrictions apply to Bank of Kansas with approval required from the FDIC. Bank of Kansas had $5.8 million available for dividend payment at December 31, 2011. No dividends were declared by Bank of Kansas for the years ended December 31, 2011, December 31, 2010, and December 31, 2009.

14.	Employee Benefits

On October 1, 2010, Southwest began sponsoring a 401(k) defined contribution savings plan, which replaced the noncontributory, defined contribution profit sharing plan. The plan covers all employees who have completed one year of service and have attained the age of 21. The plan is subject to the Employee Retirement Income Security Act of 1974, as amended. This plan permits participants to make before or after-tax contributions in an amount not exceeding 90% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations. Southwest will make an annual nonelective contribution of 3% of eligible compensation. Southwest made a contribution of $0.7 million in 2011 and $0.2 million in 2010. Southwest made contributions of $1.3 million and $1.0 million in 2010 and 2009, respectively, to the noncontributory, defined contribution profit sharing plan.

Stock Options – Southwest recorded $0, $200, and $32,000 of total share-based compensation expense for the periods ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively. The share-based compensation is calculated using the accrual method, which treats each vesting tranche as a separate award and amortizes expense evenly from grant date to vest date for each tranche. The amortization of stock-based compensation reflects actual forfeitures, and as of December 31, 2011, there was no unrecognized compensation expense. The deferred tax asset that was recorded related to this compensation expense was approximately $92,000 for tax year 2011, $174,000 for tax year 2010, and $177,000 for tax year 2009.

Southwest has computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model. No options were granted in 2011, 2010, or in 2009.

A summary of option activity under the Stock Plans as of December 31, 2011 and changes during the 36 month period then ended is presented below.

	Number of Options	Weighted Average Exercise Price	Weighted Average Aggregate
			Remaining Contractual Life (Years)	Intrinsic Value (dollars in thousands)
Outstanding at December 31, 2008	691,111	$17.10

Granted	—	—
Exercised	(139,170)	6.39
Canceled/expired	(172,617)	17.20

Outstanding at December 31, 2009	379,324	$20.98

Granted	—	—
Exercised	(38,100)	5.29
Canceled/expired	(139,009)	20.89

Outstanding at December 31, 2010	202,215	$24.00

Granted	—	—
Exercised	—	—
Canceled/expired	(128,401)	23.59

Outstanding at December 31, 2011	73,814	$24.72	0.33	—

Total exercisable at December 31, 2009	377,657	$21.00
Total exercisable at December 31, 2010	202,215	$24.00
Total exercisable at December 31, 2011	73,814	$24.72		—

The total intrinsic value of options exercised during the years ended December 31, 2011, December 31, 2010, and December 31, 2009 was $0, $0.3 million, and $0.7 million, respectively. The amount of cash received from exercises in 2011, 2010, and 2009 was $0, $0.2 million, and $0.9 million, respectively. The fair value of options that became vested during 2011, 2010, and 2009 was $0, $6,000, and $0.2 million, respectively.

No stock options were exercised in 2011. During 2010, all shares issued in connection with stock option exercises were issued from available authorized shares. During 2009, 90,155 shares issued in connection with stock option exercises were new shares issued from available authorized shares, while 49,015 were issued from available treasury stock.

As of December 31, 2011 there were no nonvested shares.

Restricted Stock - Restricted shares granted as of December 31, 2011 and December 31, 2010 were 120,298 and 104,198, respectively. For 2011 and 2010, Southwest recognized $0.2 million in compensation expense, net of tax, related to all restricted shares outstanding, respectively for each year. At December 31, 2011, there was $28,000 of total unrecognized compensation expense related to restricted shares granted under the Stock Plans. This unrecognized expense is expected to be recognized during the next year.

The 2011 and 2010 grants of restricted stock vest upon the first anniversary of the date of grant provided the director remains a director of Southwest or a subsidiary on that date. The restrictions on the shares expire one year after the award date or upon a change in control of Southwest (subject to the prohibition on parachute payments imposed by the American Reinvestment and Recovery Act) or the permanent and total disability or death of the participant. Southwest will recognize compensation expense over the restricted period.

The 2009 restricted stock grants vest one-third on the first, second and third anniversaries of the date of grant provided the director or employee remains a director or employee of Southwest or a subsidiary on those dates. The restrictions on the shares expire three years after the award date provided that all restrictions will end, and the awards will be fully vested, upon a change in control of Southwest (subject to the prohibition on parachute payments imposed by the American Reinvestment and Recovery Act) or the permanent and total disability or death of the participant. Southwest will continue to recognize compensation expense over the restricted periods.

15.	Related Party Transactions

Directors and officers of Southwest, Stillwater National, and Bank of Kansas were customers of, and had transactions with, Southwest in the ordinary course of business, and similar transactions are expected in the future. All loans included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and in management’s opinion did not involve more than normal risk of loss or present other unfavorable features. Certain directors, and companies in which they have ownership interests, had indebtedness to Southwest totaling $3.4 million and $5.3 million at December 31, 2011 and at December 31, 2010, respectively. During 2011, $2.6 million of new loans and advances on existing loans were made to these persons and repayments totaled $4.5 million.

At December 31, 2011 and December 31, 2010, directors, officers and other related parties had demand, non-interest bearing deposits of $3.3 million and $2.5 million, respectively, savings and interest-bearing transaction accounts of $9.8 million and $5.7 million, respectively, and time certificates of deposit of $1.2 million and $0.8 million, respectively.

16.	Financial Instruments with Off-Balance Sheet Risk

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

The following table provides a summary of Southwest’s off-balance sheet financial instruments:

	At December 31,
(Dollars in thousands)	2011	2010
Commitments to extend commercial and real estate mortgage credit	$157,461	$219,795
Standby and commercial letters of credit	5,592	4,770

Total	$163,053	$224,565

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

17.	Commitments and Contingencies

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

Southwest has adopted a Severance Compensation Plan (the “Plan”) for the benefit of certain officers and key members of management. The Plan’s purpose is to protect and retain certain qualified employees in the event of a change in control (as defined) and to reward those qualified employees for loyal service to Southwest by providing severance compensation to them upon their involuntary termination of employment after a change in control of Southwest. At December 31, 2011, Southwest has not recorded any amounts in the consolidated financial statements relating to the Plan. If a change of control were to occur, the maximum amount payable to certain officers and key members of management would approximate $0.7 million.

18.	Operating Segments

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

Southwest identifies reportable segments by type of service provided and geographic location. Operating results are adjusted for borrowings, allocated service costs, and management fees. Portfolio loans are allocated based upon the state of the borrower, or the location of the real estate in the case of real estate loans. Loans included in the Out of Market segment are portfolio loans attributable to thirty-five states other than Oklahoma, Texas, or Kansas, and primarily consist of healthcare and commercial real estate credits. These out of market loans are administered by offices in Oklahoma, Texas, or Kansas.

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

Beginning January 1, 2011, all segments of Southwest’s subsidiaries reported results using organizational profitability. Prior to January 1, 2011, only the segments of Stillwater National reported results using organizational profitability, while the segments of Bank of Kansas reported results using a direct profitability approach. The change in method did not materially affect segment reporting and had no impact on the consolidated results of Southwest. The amounts for 2010 and 2009 have been restated using consolidated organizational profitability.

The following table summarizes financial results by operating segment:

	For the Year Ended December 31, 2011
(Dollars in thousands)	Oklahoma Banking	Texas Banking	Kansas Banking	Out of Market	Secondary Market	Other Operations *	Total Company
Net interest income	$44,494	$36,619	$13,814	$6,565	$1,456	$(6,616)	$96,332
Provision for loan losses	16,226	75,027	9,494	31,293	61	—	132,101
Noninterest income	7,709	1,816	1,956	221	1,297	1,019	14,018
Noninterest expense	30,821	27,723	17,820	7,896	2,121	3,820	90,201

Income (loss) before taxes	5,156	(64,315)	(11,544)	(32,403)	571	(9,417)	(111,952)
Taxes on income	2,010	(25,079)	(4,501)	(12,636)	223	(3,674)	(43,657)

Net income (loss)	$3,146	$(39,236)	$(7,043)	$(19,767)	$348	$(5,743)	$(68,295)

* Includes externally generated revenue of $3.9 million, primarily from investing services, and an internally generated loss of $9.5 million from the funds management unit

Fixed asset expenditures	$366	$3	$193	$—	$5	$1,119	$1,686
Total loans at period end	688,592	665,010	238,468	132,723	38,695	—	1,763,488
Total assets at period end	720,815	665,846	250,602	136,579	40,876	568,155	2,382,873
Total deposits at period end	1,406,360	156,102	276,757	—	1,430	80,733	1,921,382

	For the Year Ended December 31, 2010
(Dollars in thousands)	Oklahoma Banking	Texas Banking	Kansas Banking	Out of Market	Secondary Market	Other Operations *	Total Company
Net interest income	$43,557	$42,295	$15,437	$8,202	$1,560	$(3,720)	$107,331
Provision for loan losses	66	22,992	3,605	8,897	—	—	35,560
Noninterest income	7,866	1,718	4,050	362	2,319	2,249	18,564
Noninterest expense	27,724	13,813	14,455	2,772	2,302	2,567	63,633

Income (loss) before taxes	23,633	7,208	1,427	(3,105)	1,577	(4,038)	26,702
Taxes on income	8,769	2,685	543	(1,147)	597	(1,709)	9,738

Net income (loss)	$14,864	$4,523	$884	$(1,958)	$980	$(2,329)	$16,964

* Includes externally generated revenue of $7.9 million, primarily from investing services, and an internally generated loss of $7.0 million from the funds management unit

Fixed asset expenditures	$161	$40	$152	$—	$52	$632	$1,037
Total loans at period end	871,393	982,845	289,642	241,041	35,194	—	2,420,115
Total assets at period end	899,269	976,383	389,813	231,590	37,483	286,003	2,820,541
Total deposits at period end	1,565,124	160,181	270,271	—	1,389	255,763	2,252,728

	For the Year Ended December 31, 2009
(Dollars in thousands)	Oklahoma Banking	Texas Banking	Kansas Banking**	Out of Market	Secondary Market	Other Operations *	Total Company
Net interest income	$44,651	$42,236	$14,518	$9,424	$1,139	$(13,277)	$98,691
Provision for loan losses	7,977	12,838	8,053	10,308	—	—	39,176
Noninterest income	8,899	1,805	6,020	422	2,063	2,727	21,936
Noninterest expense	25,993	13,877	11,918	2,146	3,439	3,485	60,858

Income (loss) before taxes	19,580	17,326	567	(2,608)	(237)	(14,035)	20,593
Taxes on income	7,420	6,604	143	(990)	(89)	(5,477)	7,611

Net income (loss)	$12,160	$10,722	$424	$(1,618)	$(148)	$(8,558)	$12,982

* Includes externally generated revenue of $10.1 million, primarily from investing services, and an internally generated loss of $19.1 million from the funds management unit
** Noninterest income includes the $3.3 million gain on acquisition previously described.

Fixed asset expenditures	$2,290	$10	$2,419	$—	$—	$526	$5,245
Total loans at period end	933,150	1,054,404	359,633	277,512	43,134	—	2,667,833
Total assets at period end	950,355	1,044,324	441,114	275,653	45,148	351,697	3,108,291
Total deposits at period end	1,640,839	160,064	283,506	—	1,527	506,794	2,592,730

19.	Parent Company Condensed Financial Information

Following are the condensed financial statements of Southwest Bancorp, Inc. (“Parent Company only”) for the periods indicated:

	At December 31,
(Dollars in thousands)	2011	2010
Statements of Financial Condition
Assets:
Cash and cash equivalents	$32,050	$37,542
Investment in subsidiary banks	348,681	406,787
Investments in other subsidiaries	9,294	12,820
Investment securities, available for sale	1,986	1,267
Other assets	5,547	2,254

Total	$397,558	$460,670

Liabilities:
Subordinated debentures	$81,963	$81,963
Other liabilities	8,409	895
Shareholders’ Equity:
Preferred stock and related accounts	68,455	67,724
Common stock and related accounts	238,731	310,088

Total	$397,558	$460,670

	For the Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Statements of Operations
Income:
Cash dividends from subsidiaries	$160	$159	$6,655
Noninterest income	774	802	1,091
Investment income	31	352	101
Other operating income	45	—	—
Security gains	—	13	—

Total income	1,010	1,326	7,847
Expense:
Interest on subordinated debentures	5,306	5,289	5,495
Noninterest expense	2,107	1,263	2,273

Total expense	7,413	6,552	7,768

Total income (loss) before taxes and equity in undistributed income of subsidiaries	(6,403)	(5,226)	79
Taxes on income (loss)	(2,563)	(1,991)	(2,440)

Income (loss) before equity in undistributed income of subsidiaries	(3,840)	(3,235)	2,519
Equity in undistributed income (loss) of subsidiaries	(64,455)	20,199	10,463

Net income (loss)	$(68,295)	$16,964	$12,982

	For the Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Statements of Cash Flows
Operating activities:
Net income	$(68,295)	$16,964	$12,982
Equity in undistributed income of subsidiaries	64,455	(19,550)	(10,463)
Other, net	499	661	1,301

Net cash provided by (used in) operating activities	(3,341)	(1,925)	3,820

Investing activities:
Available for sale securities:
Purchases	(724)	(180)	(156)
Sales / Maturities	46	13	118
Capital contribution to Banks	—	(25,000)	(8,500)
Investment in/capital contribution to other subsidiaries	—	—	(10,010)
Return of capital/advances from other subsidiaries	—	70	100

Net cash used in investing activities	(678)	(25,097)	(18,448)

Financing activities:
Net increase (decrease) in short-term borrowings	—	—	(15,000)
Net proceeds from issuance of common stock	278	54,497	1,193
Proceeds from issuance of subordinated debentures	—	—	—
Proceeds from issuance of preferred stock	—	—	—
Preferred stock dividend	(1,751)	(3,851)	(3,940)
Common stock dividends	—	—	(1,793)

Net cash provided by (used in) financing activities	(1,473)	50,646	(19,540)

Net increase (decrease) in cash and cash equivalents	(5,492)	23,624	(34,168)
Cash and cash equivalents,
Beginning of year	37,542	13,918	48,086

End of year	$32,050	$37,542	$13,918

20.	Selected Quarterly Financial Data (Unaudited)

	For the Quarter Ended
(Dollars in thousands, except per share data)	12-31-11	09-30-11	06-30-11	03-31-11
Operations Data
Interest income	$27,065	$29,783	$31,472	$32,425
Interest expense	5,164	5,758	6,487	7,004

Net interest income	21,901	24,025	24,985	25,421
Provision for loan losses	78,285	24,626	20,140	9,050
Gain on sales of securities and loans	637	426	401	194
Noninterest income	2,939	3,163	3,203	3,055
Noninterest expenses	41,903	17,693	14,980	15,625

Income (loss) before taxes	(94,711)	(14,705)	(6,531)	3,995
Taxes on income	(36,450)	(5,180)	(3,561)	1,534

Net income (loss)	$(58,261)	$(9,525)	$(2,970)	$2,461

Net income (loss) available to common shareholders	$(59,340)	$(10,589)	$(4,027)	$1,408

Per Share Data
Basic earnings per common share	$(3.05)	$(0.54)	$(0.21)	$0.07
Diluted earnings per common share	(3.05)	$(0.54)	$(0.21)	$0.07
Weighted average common shares outstanding
Basic	19,418,464	19,415,760	19,414,658	19,409,317
Diluted	19,444,644	19,426,736	19,421,733	19,422,774

	For the Quarter Ended
(Dollars in thousands, except per share data)	12-31-10	09-30-10	06-30-10	03-31-10
Operations Data
Interest income	$34,686	$35,083	$36,279	$36,759
Interest expense	7,716	8,631	9,171	9,958

Net interest income	26,970	26,452	27,108	26,801
Provision for loan losses	7,265	11,988	7,776	8,531
Gain on sales of securities and loans	697	3,258	450	992
Noninterest income	3,392	3,077	3,512	3,186
Noninterest expenses	16,811	15,418	16,146	15,258

Income before taxes	6,983	5,381	7,148	7,190
Taxes on income	2,675	1,508	2,737	2,818

Net income	$4,308	$3,873	$4,411	$4,372

Net income available to common shareholders	$3,257	$2,825	$3,366	$3,329

Per Share Data
Basic earnings per common share	$0.17	$0.15	$0.19	$0.23
Diluted earnings per common share	0.17	0.15	0.19	0.23
Weighted average common shares outstanding
Basic	19,350,482	19,342,909	17,920,624	14,712,594
Diluted	19,393,034	19,386,571	17,961,081	14,733,599

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

The Out of Market segment primarily consists of healthcare and commercial real estate credits in thirty-five states other than Oklahoma, Texas, and Kansas.

Southwest has a long history of student and residential mortgage lending; however in 2010 Southwest reduced its student loan business. In 2010, Southwest began providing United States Department of Agriculture (“USDA”) government guaranteed commercial real estate lending services to rural healthcare providers. The operations comprise the Secondary Market business segment. Southwest manages its mortgage and student lending operations through its home office. Southwest originates first mortgage loans for sale to the Federal National Mortgage Association (“FNMA”) or private investors. Servicing on these loans may be released in connection with the sale.

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

For additional information regarding Southwest’s operating segments, please see “Note 18 Operating Segments” in the Notes to the Consolidated Financial Statements.

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

The Holding Company Act permits the Federal Reserve to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a commercial bank located in a state other than that holding company’s home state. The Federal Reserve may not approve the acquisition of a commercial bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Holding Company Act also prohibits the Federal Reserve from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target commercial bank’s home state or in any state in which the target commercial bank maintains a branch. The Holding Company Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a commercial bank or bank holding company to the extent such limitation does not discriminate against out-of-state commercial banks or bank holding companies. The Dodd-Frank Act substantially amended the legal framework that had previously governed interstate banking activities. Formerly, under the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994, a bank’s ability to branch into a particular state was largely dependent upon whether the state “opted in” to de novo interstate branching. Many states did not “opt-in”, which resulted in branching restrictions in those states. The Dodd-Frank Act removed the “opt-in” concept and permits banks to engage in de novo branching outside of their home states, provided that the laws of the target state permit banks chartered in that state to branch within that state.

Regulation, Supervision, and Governmental Policy

Following is a brief summary of certain statutes and regulations that significantly affect Southwest and its banking subsidiaries. A number of other statutes and regulations affect Southwest and its subsidiaries but are not summarized below. Although Stillwater National and Bank of Kansas have different primary federal banking regulators, many of the rules that govern them are substantially the same. Where practical, the rules for all banks are discussed together below. For ease of reference the term “banks” is used below to include national and federal savings banks, and state-chartered banks, unless otherwise indicated. The term “commercial banks” includes nationally and state chartered banks, but not federal savings associations or federal savings banks.

Bank Holding Company Regulation – Southwest is registered as a bank holding company under the Holding Company Act and, as such, is subject to supervision and regulation by the Federal Reserve. As a bank holding company, Southwest is required to furnish to the Federal Reserve annual and quarterly reports of its operations and additional information and reports. Southwest is also subject to regular examination by the Federal Reserve.

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

The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Regulatory Capital Requirements” on page 87 of this report.

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

National Bank Regulation – As a national bank, Stillwater National is subject to the primary supervision of the OCC under the National Bank Act. The prior approval of the OCC is required for a national bank to establish or relocate a branch office or to engage in any merger, consolidation, or significant purchase or sale of assets.

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

State Non-Member Bank Regulation – As a Kansas-chartered bank that is not a member of the Federal Reserve System, Bank of Kansas is subject to the primary supervision of the FDIC and Kansas state banking authorities. Prior regulatory approval is required for Bank of Kansas to establish or relocate a branch office or to engage in any merger, consolidation, or significant purchase or sale of assets.

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

Limits on Loans to One Borrower – National banks are subject to loans to one borrower limits. With certain limited exceptions, loans and extensions of credit from national banks outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution. A national bank may lend an additional amount, equal to 10% of unimpaired capital and surplus, if the loan is fully secured by readily marketable collateral. Certain types of loans are exempted from the lending limits, including loans secured by in-bank deposits. Kansas chartered banks are generally not allowed to make loans to one borrower (including certain related entities of the borrower) at any one time in excess of 25% of bank capital, with exceptions for certain cash and real estate collateralized extensions of credit.

Transactions with Affiliates – Stillwater National and Bank of Kansas are subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, Southwest and other affiliates and on investments in their stock or other securities. These restrictions prevent Southwest and its nonbanking subsidiaries from borrowing from Stillwater National or Bank of Kansas unless the loans are secured by specified collateral and require those transactions to have terms comparable to terms of arms-length transactions with third persons. In addition, secured loans and other transactions and investments by Stillwater National or Bank of Kansas are generally limited in amount as to Southwest and as to any other affiliate to 10% of Stillwater National’s or Bank of Kansas’ capital and surplus and as to Southwest and all other affiliates together to an aggregate of 20% of Stillwater National’s or Bank of Kansas’ capital and surplus. Certain exemptions to these limitations apply to extensions of credit by, and other transactions between, Stillwater National or Bank of Kansas and Southwest’s other subsidiaries. These regulations and restrictions may limit Southwest’s ability to obtain funds from Stillwater National and Bank of Kansas for its cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.

Real Estate Lending Guidelines – Under federal banking regulations, banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards; prudent underwriting standards, including loan-to-value limits, that are clear and measurable; loan administration procedures; and documentation, approval, and reporting requirements. A bank’s real estate lending policy must reflect consideration of the Guidelines for Real Estate Lending Policies (the “Guidelines”) adopted by the federal banking regulators. The Guidelines, among other things, call for internal loan-to-value limits for real estate loans that are not in excess of the limits specified in the Guidelines. The Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

Federal Deposit Insurance – Southwest’s bank subsidiaries pay deposit insurance premiums to the FDIC. For additional information, see “Management’s Discussion and Analysis — FDIC and other insurance” on page 18 of this report.

Regulatory Capital Requirements – The Federal Reserve, the OCC, and the FDIC have established guidelines for maintenance of appropriate levels of capital by bank holding companies, national banks, state chartered banks, and federal savings banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total average assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.

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

The risk-based capital rules require bank holding companies and banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders’ equity, and subject to certain limitations, qualifying perpetual preferred stock (noncumulative perpetual preferred stock with respect to national banks), trust preferred securities, minority interests in the equity accounts of consolidated subsidiaries, and deferred tax assets, less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases, and the amount of perpetual preferred stock and trust preferred securities that does not qualify as Tier 1 capital, long-term preferred stock with an original maturity of at least 20 years from issuance, hybrid capital instruments, including perpetual debt and mandatory convertible securities, subordinated debt, intermediate-term preferred stock, and up to 45% of pre-tax net unrealized gains on available for sale equity securities.

The Dodd-Frank Act includes certain provisions concerning the components of regulatory capital. Certain of these provisions are intended to eliminate or significantly reduce use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under these provisions, trust preferred securities issued before May 19, 2010 by a company, such as Southwest, with total consolidated assets of less than $15 billion and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital.

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

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. Stillwater National and Bank of Kansas did not have any trading assets or liabilities during 2011, 2010, and 2009 and were not required to maintain such supplemental capital.

The federal banking regulators have established regulations that classify banks by capital levels and provide for various “prompt corrective actions” to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation is subject to severe regulatory sanctions. As of December 31, 2011, Stillwater National and Bank of Kansas were well-capitalized as defined in applicable banking regulations. Stillwater National has informally agreed with the OCC to maintain a Tier I leverage ratio of at least 8.5% and a total capital ratio of at least 12.5%. At December 31, 2011, Stillwater National’s ratios substantially exceeded the committed minimums. For information regarding Southwest’s, Stillwater National’s, and Bank of Kansas’ compliance with their respective regulatory capital requirements, see “Management’s Discussion and Analysis — Capital Resources” on page 29 of this report, “Management’s Discussion and Analysis — Certain Regulatory Matters” on page 31 of this report, and in the Notes to the Consolidated Financial Statements in this report, “Note 9 Subordinated Debentures” and “Note 13 Capital Requirements and Regulatory Matters”.

Basel III – United States banking regulators are members of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee issues accords, which include capital guidelines for use by regulators in individual countries, generally referred to as Basel I (1988), Basel II (2004), and Basel III (2011). Basel III is intended for institutions with assets of $250 million or more or significant foreign exposure. However, United States banking regulators are likely to consider the Basel III guidelines in their determination of appropriate capital standards for all banking organizations. These may result in higher minimum capital requirements, a countercyclical capital buffer requirement, and liquidity standards.

Brokered Deposits – Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew, or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. Stillwater National and Bank of Kansas are each eligible to accept brokered deposits as a result of their capital levels. Stillwater National regularly makes use of brokered deposits. Bank of Kansas has not used brokered deposits but may do so in the future when management deems it appropriate from an asset/liability management perspective. Stillwater National has agreed to obtain OCC approval before increasing its use of brokered deposits. Stillwater National has reduced its reliance on brokered deposits and other non-core funding sources, and does not anticipate any increase in the usage of brokered deposits.

Supervision and Regulation of Mortgage Banking Operations – Southwest’s mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development (“HUD”), the Federal Housing Administration (“FHA”), the Veterans’ Administration (“VA”), and FNMA with respect to originating, processing, selling, and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders such as Southwest are required annually to submit financial statements to FNMA, FHA, and VA, and each regulatory entity has its own financial requirements. Southwest’s affairs are also subject to examination by the Federal Reserve, FNMA, FHA, and VA at all times to assure compliance with the applicable regulations, policies, and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Home Mortgage Disclosure Act, Fair Credit Reporting Act, the National Flood Insurance Act, and the Real Estate Settlement Procedures Act, and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Southwest’s mortgage banking operations also are affected by various state and local laws and regulations and the requirements of various private mortgage investors.

Community Reinvestment – Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, to evaluate the institution’s record of making loans in its assessment areas; (b) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (c) service, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches, and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. Stillwater National and Bank of Kansas were assigned a “satisfactory” rating as a result of their last CRA examination.

Bank Secrecy Act – Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects, or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA, or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA PATRIOT Act” or the “Patriot Act,” enacted in response to the September 11, 2001 terrorist attacks, enacted prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to prevent the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires banks and other depository institutions, brokers, dealers and certain other businesses involved in the transfer of money to establish anti-money laundering programs, including employee training and independent audit requirements meeting minimum standards specified by the act, to follow standards for customer identification and maintenance of customer identification records, and to compare customer lists against lists of suspected terrorists, terrorist organizations, and money launderers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.

Sarbanes-Oxley Act of 2002 – The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) established a broad range of corporate governance and accounting measures intended to increase corporate responsibility and protect investors by improving the accuracy and reliability of disclosures under federal securities laws. Southwest is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley, its implementing regulations, and related NASDAQ Stock Market rules have established membership requirements and additional responsibilities for Southwest’s audit committee, imposed restrictions on the relationship between Southwest and its outside auditors (including restrictions on the types of non-audit services auditors may provide to their clients), imposed additional financial statement certification responsibilities for Southwest’s Chief Executive Officer and Chief Financial Officer, expanded the disclosure requirements for corporate insiders, required management to evaluate Southwest’s disclosure controls and procedures and its internal control over financial reporting, and required Southwest’s auditors to issue a report on Southwest’s internal control over financial reporting.

Capital Purchase Program – Southwest sold securities to the United States Treasury in the Treasury’s Capital Purchase Program, or “CPP”. The CPP is a voluntary program in which the Treasury offered to buy preferred securities and warrants from qualifying banks and bank holding companies. The same terms applied to all public company participants in the plan. The CPP provided an alternative source of capital funds to support growth and for other purposes at a time when the public market for banks securities was weak due to economic uncertainties affecting the whole banking sector. The purpose of the CPP was to stabilize financial markets by providing capital to healthy institutions and increase the flow of credit to businesses and consumers. For a description of CPP securities and their terms, see “Note 10 Shareholders’ Equity” in the Notes to the Consolidated Financial Statements.

Under the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009, participants in the CPP and certain of their officers are subject to special, complex requirements during the time that Treasury continues to hold their preferred securities, warrants, or common stock issued upon exercise of the warrants. These include prohibitions of: incentive compensation payments payable in cash or stock options to covered officers; incentive compensation paid in stock, except for grants of restricted stock that may not fully vest until after none of Southwest’s CPP preferred shares remain outstanding, and are limited in value to 1/3 of total compensation per covered officer; incentives that would cause a covered officer to take unnecessary and excessive risks that threaten the value of Southwest; payments to a covered officer triggered by his or her departure from employment, other than payments for services performed and accrued benefits; and payments of tax-gross ups, which are reimbursements to cover taxes owed by officers with respect to any compensation.

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

Severance Payments – As noted above, the laws and regulations governing CPP participants prohibit parachute payments, which generally include any payment to a covered employee in connection with his or her separation from employment other than payment for services performed or benefits accrued. Southwest’s principal banking subsidiary, Stillwater National, also is subject to restrictions on parachute payments under the Federal Deposit Insurance Act. In the course of Southwest’s regular reviews of compliance, Southwest noted that it had made a payment to a former executive officer under a severance and release agreement following his departure in 2011. Southwest has disclosed this matter to the Treasury and its banking regulators, and is discussing it with them. The effect of this matter on Southwest is not currently known. The amount of the payments involved is less than $400,000.

Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”) – The Dodd-Frank Act, enacted in July 2010, makes significant changes in laws regarding the structure of banking regulation, the powers of the Federal Reserve and other federal banking regulators, deposit insurance assessments, the handling of troubled institutions, regulatory capital calculations, reporting and governance obligations of public companies, and many other provisions affecting supervision of the banks, bank holding companies, and other financial services organizations. Among other things, the Dodd-Frank Act:

•

Created the Consumer Financial Protection Bureau, whose regulations may adversely affect the business operations of financial institutions offering consumer financial products or services, including Southwest. Although the Consumer Financial Protection Bureau has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the Bureau may also apply to the Southwest through the adoption of similar policies by the Federal Reserve, OCC, FDIC or Kansas banking authorities. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than Bureau regulations.

•	Makes permanent the $250,000 deposit insurance limit for insured deposits.

•

Revises the assessment base for calculating an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund to be based on average consolidated total assets minus average tangible equity rather than on deposits, and makes changes to the minimum designated reserve ratio of the Deposit Insurance Fund.

•	Eliminates the prohibition against payment of interest on demand deposits, which allows businesses to have interest bearing demand accounts formerly prohibited by law and Federal Reserve regulations.

•	Changes the requirements for certain transactions with affiliates and insiders.

•

Requires banking regulators to establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company that provides an insider or other employee with excessive compensation or compensation that gives rise to excessive risk or could lead to a material financial loss to the institution.

•	Limits the use of new trust preferred securities issued after May 19, 2010 as regulatory capital.

Significant elements of the Dodd-Frank Act have been implemented, but implementation of other elements of the Act requires additional regulations, many of which have not yet been established. It is too early to fully assess the effects of the Dodd-Frank Act and related regulations on Southwest’s business, financial condition, or results of operations.

Other Laws and Regulations – Some of the aspects of the lending and deposit business of Stillwater National and Bank of Kansas that are subject to regulation by the Federal Reserve and the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and deposit accounts. Stillwater National’s federal student lending activities are subject to regulation and examination by the United States Department of Education. In addition, Stillwater National and Bank of Kansas are subject to numerous federal and state laws and regulations that include specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms, and discrimination in credit transactions.

Enforcement Actions – Federal statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake an enforcement action against an institution that fails to comply with regulatory requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to civil money penalties, cease-and-desist orders, receivership, conservatorship, or the termination of deposit insurance.

Employees

As of December 31, 2011, Southwest employed 435 persons on a full-time equivalent basis, including executive officers, loan and other banking officers, branch personnel, and others. No employees of Southwest or any of its consolidated subsidiaries are represented by a union or covered under a collective bargaining agreement. Management of Southwest considers their employee relations to be excellent.

BOARD OF DIRECTORS OF SOUTHWEST BANCORP, INC. AND STILLWATER NATIONAL BANK AND TRUST COMPANY

Robert B. Rodgers, Chairman of the Board	President, Bob Rodgers Motor Company; Owner, Rapid Enterprises

Rick Green, Vice Chairman of the Board	President and Chief Executive Officer
Southwest, Stillwater National, and Bank of Kansas

James E. Berry II	Owner, Pizza Berry, Inc.

Tom D. Berry	Auctioneer, Real Estate Broker, Oil & Gas Exploration

Joe Berry Cannon	Assistant Professor of Management, Oral Roberts
University School of Business

John Cohlmia	Real Estate Broker, Levy Beffort

David S. Crockett Jr., CPA	Owner, David S. Crockett & Co., CPA’s

J. Berry Harrison	Oklahoma State Senator (retired) and Rancher

James M. Johnson	Self-employed Small Business Owner

David P. Lambert	Chairman of the Board, Lambert Construction Company

Marran H. Ogilvie	Independent Advisor

Linford R. Pitts	President, Stillwater Transfer & Storage, Inc.

Russell W. Teubner	Founder and Chief Executive Officer,
HostBridge Technology

BOARD OF DIRECTORS OF BANK OF KANSAS

Robert B. Rodgers, Chairman of the Board	President, Bob Rodgers Motor Company; Owner, Rapid Enterprises

Rick Green, Vice Chairman of the Board	President and Chief Executive Officer
Southwest, Stillwater National, and Bank of Kansas

Patrick L. Gearhart	President, Wichita Division of Bank of Kansas

Kathleen Laubhan	Vice President, Wichita Division of Bank of Kansas

Anthony W. Martin	Retired Dentist

Jon Ott	President, Rural Banking Division of Bank of Kansas

David W. Pitts	Executive Vice President, Chief Banking Officer, Bank of Kansas; Senior Vice President of Stillwater National

Douglas J. Watts	President, Overland Park Division of Bank of Kansas

EXECUTIVE OFFICERS

The following table sets forth information regarding the executive officers of Southwest, Stillwater National, and Bank of Kansas who are not directors of Southwest.

Name	Age	Position
Priscilla Barnes	55	Executive Vice President and Corporate Chief Credit Officer of Southwest, Stillwater National, and Bank of Kansas

John Danielson	53	Executive Vice President and Corporate Chief Banking Officer of Southwest and Stillwater National

Steven M. Gobel	60	Executive Vice President and Chief Accounting and Controls Officer of Southwest and Stillwater National; Executive Vice President, Chief Accounting Officer, and Assistant Secretary of Bank of Kansas

Laura Robertson	38	Executive Vice President and Corporate Chief Financial Officer of Southwest, Stillwater National, and Bank of Kansas

Kimberly G. Sinclair	56	Executive Vice President and Chief Administrative Officer of Stillwater National and Bank of Kansas

Charles H. Westerheide	63	Executive Vice President and Treasurer of Southwest, Stillwater National and Bank of Kansas

The principal occupations and business experience of each executive officer of Southwest, Stillwater National, and Bank of Kansas are shown below.

Priscilla Barnes was elected to the position of Executive Vice President and Corporate Chief Credit Officer for Stillwater National and Bank of Kansas in July 2011. Previous to the appointment, Ms. Barnes served as Executive Vice President, Regulatory Risk Management. Ms. Barnes has 32 years of experience in the banking industry, joining Stillwater National Bank in 2005 as Vice President, Compliance. Prior to joining Stillwater National Bank, Ms. Barnes was a federal bank examiner, a senior consultant for a regional accounting firm, and served as a banker in many similar capacities. She was named an Oklahoma State University Regent’s Distinguished Scholar and attended the Graduate School of Banking in Madison, Wisconsin.

John Danielson was appointed Executive Vice President and Corporate Chief Banking Officer, for Stillwater National in July 2011. Previous to this election, Mr. Danielson served as President of SNB Bank of San Antonio where he oversaw two full-service branch locations and grew lending relationships in the San Antonio market. Prior to joining Stillwater National, Mr. Danielson held various positions with operations in South Texas, including Senior Vice President and regional manager for Compass Bank and Bank of America. His financial experience has been focused on commercial and business banking, commercial real estate, and healthcare and private banking. Mr. Danielson has also served as a District Retail Executive. Mr. Danielson received his Bachelor of Science degree and Masters of Business Administration from the University of Florida. He has served as Treasurer for the San Antonio Chapter of the University of Florida Alumni Association. Mr. Danielson’s past community involvement includes: Kiwanis, Habitat for Humanity, Former Director of the San Antonio Business Development Fund, and North San Antonio Chamber of Commerce.

Steven M. Gobel serves as Executive Vice President, Chief Accounting and Controls Officer, and Enterprise Risk Manager. Mr. Gobel currently serves on the Board of Directors, and chairs the Finance Committee, for the Stillwater Country Club. He was a participant in the 2011 Leadership Stillwater Class of XX. From 1990 until joining Stillwater National in September 2000, Mr. Gobel served as Senior Vice President of Finance and in other positions with Bank of America and predecessor institutions in Oklahoma and Kansas (previous institutions included NationsBank, Boatmen’s Bank of St. Louis, Bank IV of Wichita, Kansas, and Fourth National Bank of Tulsa). From 1987 to 1990, Mr. Gobel served as a Vice President and Manager of Financial Reporting and Financial Planning for Sooner Federal Savings and Loan of Oklahoma. He is a Certified Public Accountant and prior to 1987 spent twelve years working for International Public Accounting Firms (previously Touche Ross and Coopers & Lybrand) in Tulsa, Oklahoma, New York City, New York, and Milwaukee, Wisconsin.

Laura Robertson was appointed Executive Vice President and Corporate Chief Financial Officer in December 2010. Additionally, Ms. Robertson was named assistant secretary of the Board of Directors for Bank of Kansas in 2010 and she also serves as secretary of Southwest. She joined Stillwater National in April 2006 and served as the Finance Division Manager and became an officer and assistant secretary of Southwest in 2006. Prior to joining Stillwater National, Ms. Robertson practiced public accounting in the Dallas, Texas metro area. She is a Certified Public Accountant and a member of both the Oklahoma and Texas Society of CPAs as well as the American Institute of Certified Public Accountants. Ms. Robertson currently serves on the Board of Directors for Payne County Court Appointed Special Advocates.

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

•

deposits and borrowings may become even more expensive relative to yields on loans and securities, reducing our net interest margin, and making it more difficult to maintain adequate sources of liquidity;

•	asset based liquidity, which depends upon the marketability of assets such as student loans and mortgages, may be reduced; and

•

compliance with banking regulations enacted in connection with stimulus legislation and other new legislation may increase our costs, limit our ability to pursue business opportunities, and impair our ability to hire and retain talented managers.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Educations Reconciliations Act of 2010, is expected to have profound effects on the provision of healthcare in the United States. We have assessed its potential effects on the market for healthcare and our services for the healthcare industry, and believe it will have a net positive effect on them. However, the law is complex and implementation requires the adoption of significant regulations. As a result, our assessment may be wrong, which could have adverse effects on the growth and profitability of our healthcare business.

Our allowance for loan losses may not be adequate to cover our actual loan losses, which could adversely affect our earnings.

We maintain an allowance for loan losses in an amount that we believe is appropriate to provide for losses inherent in the portfolio. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses but that have not been identified as nonperforming or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets or that we will be able to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions may be required based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions or as a result of incorrect assumptions by management in determining the allowance. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operations.

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

We may not realize our deferred tax assets.

We may experience negative or unforeseen tax consequences. We reviewed the probability of the realization of our deferred tax assets based on forecasts of taxable income. This review uses historical results, projected future operating results based upon approved business plans, eligible carryforward and carryback periods, tax-planning opportunities and other relevant considerations. Adverse changes in the profitability and financial outlook in the U.S. and our industry may require the creation of a valuation allowance to reduce our deferred tax assets. Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material adverse impact on Southwest’s results of operations and financial condition.

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

The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. Stillwater National is subject to regulation and supervision by the OCC. Bank of Kansas is subject to regulation and supervision by the FDIC and Kansas Banking authorities. We are subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies, and leasing companies.

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

The FDIC insures deposits at insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Economic conditions in the past three years have increased expectations for bank failures, in which case the FDIC would take control of failed banks and ensure payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. In such case, the FDIC may increase our deposit insurance costs by increasing regular assessment rates and levying special assessments, which may in the future significantly and adversely affect our net income.

The Dodd-Frank Act will continue to increase our regulatory compliance burden and costs, may place restrictions on certain products and services, and limits our future capital raising alternatives.

The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made significant, wide-ranging changes in the regulation of the financial services industry that affect all financial institutions, including Southwest. The Dodd-Frank Act is likely to continue to increase Southwest’s regulatory compliance burden, increase the costs associated with regulatory examinations and compliance measures, and increase other operating costs.

Among other things, the Dodd-Frank Act eliminated the prohibition of paying interest on commercial demand deposits, which may increase Southwest’s funding costs, and limits the use of new trust preferred securities as regulatory capital. In addition, the Dodd-Frank Act created the Consumer Financial Protection Bureau, whose regulations may adversely affect the business operations of financial institutions offering consumer financial products or services, including Southwest. Although the Consumer Financial Protection Bureau has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the Bureau may also apply to Southwest through the adoption of similar policies by the Federal Reserve, OCC, FDIC or Kansas banking authorities.

Significant elements of the Dodd-Frank Act have been implemented, but implementation of other elements of the Act requires additional regulations, many of which have not yet been established. It is too early to fully assess the effects of the Dodd-Frank Act and related regulations on Southwest’s business, financial condition, or results of operations.

We have entered into formal and informal agreements with the OCC and have made informal commitments to the Federal Reserve that may adversely affect our operations. Failure to comply with these agreements and commitments could subject us, Stillwater National, and our directors to additional enforcement actions and could damage our reputation.

Our agreements and commitments with the OCC and Federal Reserve relate primarily to our concentrations in commercial real estate lending and our high levels of nonperforming and potential nonperforming loans, most of which are commercial real estate loans. Although we are committed to compliance with our agreements and commitments and are taking aggressive actions to comply with them, we may not be able to reduce our commercial real estate loan concentrations or problem and potential problem assets enough to fulfill expectations of the banking regulators. The agreement with the OCC does not require that Stillwater National maintain any specific capital ratios; however, Stillwater National has informally agreed to maintain at least a Tier I leverage ratio of 8.5% and a total capital ratio of 12.5%. At December 31, 2011, Stillwater National’s capital ratios significantly exceeded these levels and the regulatory minimums for well-capitalized status. An inability to sufficiently reduce our commercial real estate loan concentrations and problem and potential problem assets or a decrease in capital ratios below the levels to which Stillwater National has informally committed could lead to a need to raise additional capital upon terms which may not be favorable to our existing securities holders and additional regulatory restrictions which could further limit our operations.

Examination reports may include significant findings and assessments about our condition and operations that are not publicly disclosed. Assessments by bank examiners may cause us to increase our publicly reported problem assets and potential problem loans, charge-offs, or provisions for loan losses.

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

If our assumptions are incorrect, our current loss share receivable may be insufficient to cover future loan losses, and increased loss reserves may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a negative effect on our operating results.

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

We compete for loans, deposits, and investment dollars with other banks and other financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders, many of which have substantially greater resources than ours. Credit unions have federal tax exemptions, which they may take advantage of to offer lower rates on loans and higher rates on deposits than taxpaying financial institutions such as commercial banks. In addition, non-depository institution competitors are generally not subject to the extensive regulation applicable to institutions that offer federally insured deposits. Other institutions may have other competitive advantages in particular markets or may be willing to accept lower profit margins on certain products. These differences in resources, regulation, competitive advantages, and business strategy may decrease our net interest margin, may increase our operating costs, and may make it harder for us to compete profitably.

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

In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations as a result of general economic instability and recession. This volatility has had a significant effect on the market price of securities issued by many companies, including market price effects resulting from reasons unrelated to their operations performance. These broad market fluctuations may adversely affect our stock price, notwithstanding our future operating results. We expect that the market price of our common stock will continue to fluctuate, and there can be no assurance about the levels of the market prices for our common stock.

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

No dividends on our common stock were declared during 2011. Our Board of Directors has not determined whether to declare dividends on our common stock in the future, and there can be no assurance that our regulators will allow us to pay dividends.

Our ability to pay dividends to our shareholders in the past and over the long term largely depends on our receipt of dividends from Stillwater National. Bank of Kansas does not currently pay dividends. The amount of dividends that Stillwater National may pay to us is limited by federal laws and regulations. In addition, the agreement entered into by Stillwater National requires prior approval of the OCC for any dividend by Stillwater National, and we have informally committed to consult with the Federal Reserve Bank of Kansas City prior to declaring or paying any dividend, including interest payments on subordinated debentures, or receiving any dividend from Stillwater National or Bank of Kansas. We also have informally committed to submit any planned borrowing by the holding company for approval. Federal Reserve dividend policies state that funds should not be borrowed to pay dividends. We have no plans for any additional holding company borrowings. The Federal Reserve can, at any time, prevent us from paying some or all dividends. Such decisions could result in reputation risk to us and may adversely affect our borrowing costs and liquidity.

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

On December 5, 2008, we issued 70,000 shares of Series B Preferred Stock and a warrant to purchase up to 703,753 shares of common stock at an exercise price of $14.92 per share to the Treasury Department for an aggregate price of $70.0 million. As a result of our participation in the Capital Purchase Program:

•

We are subject to complex restrictions, oversight, and costs that may have an adverse impact on our financial condition, results of operations, and the price of our common stock. For example, the American Recovery and Reinvestment Act of 2009 and related regulations contain significant, complex limitations on the amount and form of bonus, retention, and other incentive compensation that participants in the Capital Purchase Program may pay to executive officers and highly compensated employees. These provisions may adversely affect our ability to attract and retain executive officers and other key personnel.

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

Our certificate of incorporation and bylaws contain provisions that could discourage takeover attempts that are not approved by the board of directors. The Oklahoma General Corporation Act includes provisions that make an acquisition of Southwest more difficult. These provisions may prevent a future takeover attempt in which our shareholders otherwise might receive a substantial premium for their shares over then-current market prices. These provisions include supermajority provisions for the approval of certain business combinations and certain provisions relating to meetings of shareholders. Our certificate of incorporation also authorizes the issuance of additional shares without shareholder approval on terms or in circumstances that could deter a future takeover attempt. In addition, the Oklahoma General Corporation Act now requires public companies chartered under Oklahoma law to have a classified board of directors with two or three year terms if they have 1,000 or more shareholders of record. We currently elect all directors to one-year terms, and have substantially fewer than 1,000 shareholders of record since many owners hold their shares through third parties.

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

WICHITA - EAST
8415 E. 21st Street North
Suite 150*	Wichita, Kansas 67206	316-315-1600

WICHITA - WEST
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

SNB BANK OF DALLAS - FRISCO
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
Student Union, Room 056*
P.O. Box 1988	Stillwater, Oklahoma 74076	405-744-5962

*	Leased from third parties. Other properties are owned.

PART IV

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report

(1) Financial Statements. The following financial statements are filed as part of this report:

Independent Registered Public Accounting Firm’s Report for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Financial Condition at December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009

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

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

No.	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Southwest Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

3.2	Bylaws of Southwest Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed February 1, 2012)

4.1	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 8, 2008)

4.2	Letter Agreement, dated as of December 5, 2008, between Southwest Bancorp, Inc. and the United States Department of Treasury (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 8, 2008)

*10.1	Southwest Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 33-97850))

*10.2	Southwest Bancorp, Inc. and Affiliates Amended and Restated Severance Compensation Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed January 2, 2008)

* 10.3	[Reserved]

*10.4	Southwest Bancorp, Inc. 1999 Stock Option Plan as Amended and Restated (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

*10.5	Stillwater National Bank and Trust Company 2002 and 2003 Deferred Compensation Plans (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

*10.6	Stillwater National Bank and Trust Company Amended and Restated Supplemental Profit Sharing Plan for Rick Green (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed January 2, 2008)

*10.7	Stillwater National Bank and Trust Company Amended and Restated Supplemental Profit Sharing Plan for Jerry L. Lanier (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed January 2, 2008)

10.8	Indemnification Agreements by and between Southwest Bancorp, Inc. and James E. Berry II, Thomas D. Berry, Joe Berry Cannon, J. Berry Harrison, Erd M. Johnson, David P. Lambert, Linford R. Pitts, Robert B. Rodgers, Russell W. Teubner, John Cohlmia, and Anthony W. Martin (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.9	Indemnification Agreements by and between Southwest Bancorp, Inc. and Rick Green, Steve Gobel, Jerry L. Lanier, Kimberly Sinclair, and Charles H. Westerheide (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

10.10	Indemnification Agreements by and between Southwest Bancorp, Inc. and David S. Crockett, Jr. (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.11	Indemnification Agreements by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

*10.12	Director’s Deferred Compensation Plan by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10 to Current Report on Form 8-K dated December 28, 2006)

*10.13	Amendment to Director’s Deferred Compensation Plan by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 2, 2008)

10.14	Audit Committee Financial Expert Agreement by and between Southwest Bancorp, Inc. and David S. Crockett, Jr. (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*10.15	Southwest Bancorp, Inc. 2008 Stock Based Award Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.16	Southwest Bancorp, Inc. Form of Restricted Stock Agreement Amendments (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

*10.17	Southwest Bancorp, Inc. Form of Omnibus Compensation Compliance Agreement and Waivers dated December 5, 2008 (incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

10.18	Written agreement between Stillwater National Bank and Trust Company and the Comptroller of the Currency of the United States dated January 27, 2010 (incorporated by reference to Exhibit 10 to Current Report on Form 8-K filed January 29, 2010)

*10.19	Severance and Release Agreement by and between Stillwater National Bank and Trust Company and Jerry Lanier, dated November 2, 2011

**10.20	Loan and Real Estate Sale Agreement by and between Southwest Bancorp, Inc. and SW Loan Portfolio Holdings, L.P., dated December 1, 2011

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31(a), (b)	Rule 13a-14(a)/15d-14(a) Certifications

32(a), (b)	18 U.S.C. Section 1350 Certifications

99(a), (b)	Certifications by the Principal Executive Officer and Principal Financial Officer pursuant to Section 111 (b) (4) of the Emergency Economic Stabilization Act of 2008 as amended by the American Recovery and Reinvestment Act of 2009

*	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.
**	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST BANCORP, INC.

March 13, 2012	by:	/s/ RICK GREEN
Rick Green
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ RICK GREEN	March 13, 2012
Rick Green
Director and Chief Executive Officer
(Principal Executive Officer)

/S/ LAURA ROBERTSON	March 13, 2012
Laura Robertson
Executive Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)

A majority of the directors of Southwest executed a power of attorney appointing Rick Green as their attorney-in-fact, empowering him to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Annual Report on Form 10-K for the year ended December 31, 2011. This report has been signed below by such attorney-in-fact as of March 13, 2012.

By:	/S/ RICK GREEN
Rick Green
Attorney-in-Fact for Majority of the
Directors of Southwest