Form 10-Q
period 2012-03-31
SOUTHWEST BANCORP INC
filed 2012-05-04
CIK 914374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

19,446,800 (5/04/12)

SOUTHWEST BANCORP, INC.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Financial Condition

(Dollars in thousands)	March 31, 2012	December 31, 2011
Assets:
Cash and due from banks	$24,458	$30,247
Interest-bearing deposits	167,005	199,642

Cash and cash equivalents	191,463	229,889
Securities held to maturity (fair values of $13,564 and $15,885, respectively)	12,981	15,252
Securities available for sale (amortized cost $314,534 and $253,869, respectively)	320,879	260,100
Loans held for sale	38,765	38,695
Noncovered loans receivable	1,570,866	1,687,178
Less: Allowance for loan losses	(45,023)	(44,233)

Net noncovered loans	1,525,843	1,642,945
Covered loans receivable (includes loss share of $8,638 and $10,073, respectively)	33,314	37,615
Less: Allowance for loan losses	(60)	(451)

Net covered loans receivable	33,254	37,164
Net loans receivable	1,559,097	1,680,109
Accrued interest receivable	7,408	7,176
Income tax receivable	24,544	28,666
Premises and equipment, net	22,587	22,700
Noncovered other real estate	19,329	19,844
Covered other real estate	4,694	4,529
Goodwill	6,811	6,811
Other intangible assets, net	4,858	4,857
Other assets	60,445	64,245

Total assets	$2,273,861	$2,382,873

Liabilities:
Deposits:
Noninterest-bearing demand	$395,141	$400,985
Interest-bearing demand	119,759	105,905
Money market accounts	349,419	423,181
Savings accounts	34,679	33,406
Time deposits of $100,000 or more	464,876	487,907
Other time deposits	442,906	469,998

Total deposits	1,806,780	1,921,382
Accrued interest payable	5,016	3,689
Other liabilities	13,320	12,174
Other borrowings	55,139	56,479
Subordinated debentures	81,963	81,963

Total liabilities	1,962,218	2,075,687
Shareholders’ equity:
Serial preferred stock - $1,000 par value; 2,000,000 shares authorized; 70,000 shares issued and outstanding	68,644	68,455
Common stock - $1 par value; 40,000,000 shares authorized; 19,445,913 and 19,444,213 shares issued and outstanding, respectively	19,446	19,444
Paid in capital	98,895	98,932
Retained earnings	122,362	118,244
Accumulated other comprehensive income	2,296	2,111

Total shareholders’ equity	311,643	307,186

Total liabilities & shareholders’ equity	$2,273,861	$2,382,873

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Operations

	For the three months ended March 31,
(Dollars in thousands, except earnings per share data)	2012	2011
Interest income:
Interest and fees on loans	$23,377	$30,539
Investment securities:
U.S. Government and agency obligations	393	376
Mortgage-backed securities	1,319	1,245
State and political subdivisions	212	80
Other securities	22	45
Other interest-earning assets	184	140

Total interest income	25,507	32,425

Interest expense:
Interest-bearing demand	70	124
Money market accounts	286	677
Savings accounts	13	16
Time deposits of $100,000 or more	1,320	2,349
Other time deposits	1,207	1,967
Other borrowings	224	497
Subordinated debentures	1,538	1,374

Total interest expense	4,658	7,004

Net interest income	20,849	25,421

Provision for loan losses	1,716	9,050

Net interest income after provision for loan losses	19,133	16,371

Noninterest income:
Service charges and fees	2,927	2,878
Other noninterest income	52	177
Gain on sales of loans, net	535	194

Total noninterest income	3,514	3,249

Noninterest expense:
Salaries and employee benefits	7,247	7,515
Occupancy	2,545	2,804
FDIC and other insurance	783	1,243
Other real estate, net	372	436
General and administrative	3,362	3,627

Total noninterest expense	14,309	15,625

Income before taxes	8,338	3,995
Taxes on income	3,127	1,534

Net income	$5,211	$2,461

Net income available to common shareholders	$4,119	$1,408

Basic earnings per common share	$0.21	$0.07
Diluted earnings per common share	0.21	0.07
Cash dividends declared per share	—	—

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

	For the three months ended March 31,
(Dollars in thousands)	2012	2011
Net income	$5,211	$2,461

Other comprehensive income:
Unrealized holding gain on available for sale securities	114	266
Change in fair value of derivative used for cash flow hedge	225	(513)

Other comprehensive income (loss), before tax	339	(247)
Tax (expense) benefit related to items of other comprehensive income	(154)	84

Other comprehensive income (loss), net of tax	185	(163)

Comprehensive income	$5,396	$2,298

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statement of Cash Flows

	For the three months ended March 31,
(Dollars in thousands)	2012	2011
Operating activities:
Net income	$5,211	$2,461
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,716	9,050
Deferred tax expense	3,050	1,155
Asset depreciation	597	689
Securities premium amortization, net of discount accretion	656	632
Amortization of intangibles	296	360
Stock based compensation expense	26	103
Net gain on sales of available for sale loans	(535)	(194)
Net loss on sales of premises/equipment	—	16
Net loss (gain) on sales of other real estate	(100)	146
Proceeds from sales of held for sale loans	28,223	12,457
Held for sale loans originated for resale	(27,916)	(12,173)
Net changes in assets and liabilities:
Accrued interest receivable	(232)	(199)
Other assets	276	711
Income taxes receivable / payable	4,073	509
Excess tax expense from share-based payment arrangements	49	123
Accrued interest payable	1,327	228
Other liabilities	373	(942)

Net cash provided by operating activities	17,090	15,132

Investing activities:
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	2,250	1,250
Available for sale securities	15,426	18,945
Purchases of other investments	(3)	(14)
Purchases of available for sale securities	(76,726)	(16,472)
Principal repayments, net of loans originated	118,464	74,562
Purchases of premises and equipment	(575)	(507)
Proceeds from sales of premises and equipment	91	31
Proceeds from sales of other real estate	1,535	1,537

Net cash provided by investing activities	60,462	79,332

Financing activities:
Net decrease in deposits	(114,602)	(34,157)
Net decrease in other borrowings	(1,340)	(9,270)
Net proceeds from issuance of common stock	14	29
Excess tax expense from share-based payment arrangements	(49)	(123)
Preferred stock dividends paid	(1)	(876)

Net cash used in financing activities	(115,978)	(44,397)

Net (decrease) increase in cash and cash equivalents	(38,426)	50,067
Cash and cash equivalents:
Beginning of period	229,889	67,496

End of period	$191,463	$117,563

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

(Dollars in thousands)	Preferred Stock			Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
		Common Stock
		Shares	Amount
Balance, December 31, 2010	$67,724	19,421,900	$19,422	$98,894	$190,793	$979	$377,812

Dividends (paid and /or accrued):
Preferred	—	—	—	—	(876)	—	(876)
Warrant amortization	178	—	—	—	(178)	—	—
Common stock issued	—	15,400	15	210	—	—	225
Net common stock issued under employee plans and related tax expense	—	990	1	(110)	—	—	(109)
Other comprehensive loss, net of tax	—	—	—	—	—	(163)	(163)
Net income	—	—	—	—	2,461	—	2,461

Balance, March 31, 2011	$67,902	19,438,290	$19,438	$98,994	$192,200	$816	$379,350

Balance, December 31, 2011	$68,455	19,444,213	$19,444	$98,932	$118,244	$2,111	$307,186

Dividends (paid and /or accrued):
Preferred	—	—	—	—	(904)	—	(904)
Warrant amortization	189	—	—	—	(189)	—	—
Net common stock issued under employee plans and related tax expense	—	1,700	2	(37)	—	—	(35)
Other comprehensive income, net of tax	—	—	—	—	—	185	185
Net income	—	—	—	—	5,211	—	5,211

Balance, March 31, 2012	$68,644	19,445,913	$19,446	$98,895	$122,362	$2,296	$311,643

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1: SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal recurring adjustments. The results of operations for the three months ended March 31, 2012, and the cash flows for the three months ended March 31, 2012, should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2011.

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

NOTE 2: INVESTMENT SECURITIES

A summary of the amortized cost and fair values of investment securities at March 31, 2012 and December 31, 2011 follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
At March 31, 2012:
Held to Maturity:
Obligations of state and political subdivisions	$12,981	$583	$—	$13,564

Total	$12,981	$583	$—	$13,564

Available for Sale:
Federal agency securities	$76,085	$877	$(178)	$76,784
Obligations of state and political subdivisions	23,213	330	(149)	23,394
Residential mortgage-backed securities	214,167	5,135	(161)	219,141
Equity securities	1,069	491	—	1,560

Total	$314,534	$6,833	$(488)	$320,879

At December 31, 2011:
Held to Maturity:
Obligations of state and political subdivisions	$15,252	$633	$—	$15,885

Total	$15,252	$633	$—	$15,885

Available for Sale:
Federal agency securities	$64,524	$1,051	$(22)	$65,553
Obligations of state and political subdivisions	10,926	196	(19)	11,103
Residential mortgage-backed securities	177,365	4,889	(107)	182,147
Equity securities	1,054	243	—	1,297

Total	$253,869	$6,379	$(148)	$260,100

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal National Mortgage Association (“Fannie Mae”).

Securities with limited marketability, such as Federal Reserve Bank stock, Federal Home Loan Bank stock, and certain other investments, are carried at cost and included in other assets on the unaudited consolidated statement of financial condition. Total investments carried at cost were $10.5 million at both March 31, 2012 and December 31, 2011. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.

A comparison of the amortized cost and approximate fair value of Southwest’s investment securities by maturity date at March 31, 2012 follows:

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$13,134	$13,366	$1,129	$1,137
More than one year through five years	192,418	197,622	1,948	1,989
More than five years through ten years	89,000	89,614	6,443	6,698
More than ten years	19,982	20,277	3,461	3,740

Total	$314,534	$320,879	$12,981	$13,564

The foregoing analysis assumes that Southwest’s residential mortgage-backed securities mature during the period in which they are estimated to prepay. No other prepayment or repricing assumptions have been applied to Southwest’s investment securities for this analysis.

Gain or loss on sale of investments is based upon the specific identification method. There were no sales of investment securities for the three months ended March 31, 2012 or March 31, 2011.

The following table presents securities with gross unrealized losses and their fair values by the length of time that the individual securities had been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011. Securities whose market values exceed cost are excluded from this table.

(Dollars in thousands)	Number of Securities	Amortized cost of securities with unrealized losses	Continuous Unrealized Loss Existing for:		Fair value of securities with unrealized losses
			Less Than 12 Months	More Than 12 Months
At March 31, 2012:
Available for Sale:
Federal agency securities	11	$21,888	$(178)	$—	$21,710
Obligations of state and political subdivisions	5	7,435	(149)	—	7,286
Residential mortgage-backed securities	18	30,096	(161)	—	29,935

Total	34	$59,419	$(488)	$—	$58,931

At December 31, 2011:
Available for Sale:
Federal agency securities	3	$5,461	$(22)	$—	$5,439
Obligations of state and political subdivisions	3	3,853	(19)	—	3,834
Residential mortgage-backed securities	22	19,666	(107)	—	19,558

Total	28	$28,980	$(148)	$—	$28,831

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time Southwest expects to receive full value for the securities. Furthermore, as of March 31, 2012, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not more likely than not that Southwest will have to sell any such securities before a recovery of cost. The declines in fair value were attributable to increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates. Management does not believe any of the securities are impaired due to credit quality. Accordingly, as of March 31, 2012, management believes the impairment of these investments is not deemed to be other-than-temporary.

As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, and borrowings from the FHLB. Securities with an amortized cost of $254.6 million and $212.3 million were pledged to meet such requirements at March 31, 2012 and December 31, 2011, respectively. Any amount over-pledged can be released at any time.

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas. Its commercial lending operations are concentrated in Oklahoma City, Dallas, Tulsa, and other metropolitan markets in Texas, Kansas, and Oklahoma. As a result, the collectability of Southwest’s loan portfolio can be affected by changes in the economic conditions in those states and markets. Please see Note 8: Operating Segments for more detail regarding loans by market. At March 31, 2012 and December 31, 2011, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.

Southwest’s loan classifications were as follows:

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Real estate mortgage:
Commercial	$996,486	$22,607	$1,028,561	$23,686
One-to-four family residential	76,287	5,766	80,375	7,072
Real estate construction:
Commercial	222,678	2,344	227,098	3,746
One-to-four family residential	3,814	—	4,987	—
Commercial	273,324	2,401	346,266	2,841
Installment and consumer:
Guaranteed student loans	5,276	—	5,396	—
Other	31,766	196	33,190	270

	1,609,631	33,314	1,725,873	37,615
Less: Allowance for loan losses	(45,023)	(60)	(44,233)	(451)

Total loans, net	$1,564,608	$33,254	$1,681,640	$37,164

Concentrations of Credit. At March 31, 2012, approximately $562.5 million, or 35%, of Southwest’s noncovered loans consisted of loans to individuals and businesses in the healthcare industry. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Loans Held for Sale. Southwest had loans which were held for sale of $38.8 million and $38.7 million at March 31, 2012 and December 31, 2011, respectively. These loans are carried at the lower of cost or market value. Guaranteed student loans are generally sold to a single servicer. A substantial portion of the one-to-four family residential loans and loan servicing rights are primarily sold to one investor. These mortgage loans are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan. Southwest also provides United States Department of Agriculture (“USDA”) government guaranteed commercial real estate lending services to rural healthcare providers. These loans are available for sale in the secondary market.

Loan Servicing. Southwest earns fees for servicing real estate mortgages and other loans owned by others. The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned. The unpaid principal balance of real estate mortgage loans serviced for others totaled $301.4 million and $281.3 million at March 31, 2012 and March 31, 2011, respectively. Loan servicing rights are capitalized based on estimated fair value at the point of origination. The servicing rights are amortized on an individual loan by loan basis over the period of estimated net servicing income.

Acquired Loans. On June 19, 2009, Bank of Kansas entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire substantially all loans as well as certain other related assets of First National Bank of Anthony, Anthony, Kansas (“FNBA”) in an FDIC-assisted transaction. Bank of Kansas and the FDIC entered into loss sharing agreements that provide Bank of Kansas with significant protection against credit losses from loans and related assets acquired in the transaction. Under these agreements, the FDIC will reimburse Bank of Kansas for 80% of net losses up to $35.0 million on covered assets, primarily acquired loans and other real estate, and for 95% of any net losses above $35.0 million. Bank of Kansas services the covered assets.

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

The expected payments from the FDIC under the loss sharing agreements are recorded as part of the covered loans in the Unaudited Consolidated Statement of Financial Condition. As of March 31, 2012, Bank of Kansas has identified $19.4 million in cumulative net losses that have been submitted to the FDIC under such loss sharing agreements.

Changes in the carrying amounts and accretable yields for ASC 310.30 loans were as follows for the three months ended March 31, 2012 and March 31, 2011.

	For the three months ended March 31,
	2012		2011
(Dollars in thousands)	Accretable Yield	Carrying amount of loans	Accretable Yield	Carrying amount of loans
Balance at beginning of period	$2,402	$37,615	$2,688	$53,628
Payments received	—	(3,291)	—	(3,196)
Transfers to other real estate / repossessed assets	9	(990)	4	(1,008)
Charge-offs	(4)	(73)	7	(362)
Net reclassifications to / from nonaccretable amount	(271)	—	—	—
Amortization	(218)	53	(55)	55

Balance at end of period	$1,918	$33,314	$2,644	$49,117

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

The following table presents the recorded investment in loans on nonaccrual status.

	At March 31, 2012		At December 31, 2011
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Real estate mortgage:
Commercial	$6,821	$4,870	$4,667	$3,554
One-to-four family residential	1,508	151	1,468	188
Real estate construction:
Commercial	3,768	1,647	3,877	3,009
Commercial	2,109	343	3,371	370
Other consumer	118	4	123	7

Total nonaccrual loans	$14,324	$7,015	$13,506	$7,128

During the first three months of 2012, $51,000 of interest income was received on nonaccruing loans. If interest on all nonaccrual loans had been accrued for the three months ended March 31, 2012, additional interest income of $0.3 million would have been recorded.

Cumulative charge-offs against noncovered nonaccrual loans at March 31, 2012 and December 31, 2011 were $14.9 million and $13.6 million, respectively.

As of March 31, 2012 and December 31, 2011, included in noncovered nonaccrual loans are five collateral dependent lending relationships with aggregate principal balances of approximately $9.6 million and $9.3 million, respectively, and related impairment reserves of $0.6 million and $0.4 million, respectively, which were established either based on recent appraisal values obtained for the respective properties or the discounted present value of expected cash flows using the loan’s initial effective interest rate. Four of these lending relationships are secured by commercial real estate and include a retail building project with one loan outstanding, three commercial building lending relationships, two with one loan outstanding and the other with three loans outstanding, and a commercial relationship with one loan outstanding.

The following table presents an age analysis of past due loans at March 31, 2012 and December 31, 2011.

(Dollars in thousands)	30-89 days past due	90 days and greater past due	Total past due	Current	Total loans	Recorded loans > 90 days and accruing
At March 31, 2012
Noncovered:
Real estate mortgage:
Commercial	$6,455	$6,821	$13,276	$983,210	$996,486	$—
One-to-four family residential	326	1,508	1,834	74,453	76,287	—
Real estate construction:
Commercial	1,346	3,768	5,114	217,564	222,678	—
One-to-four family residential	—	—	—	3,814	3,814	—
Commercial	12,512	2,209	14,721	258,603	273,324	100
Other	426	118	544	36,498	37,042	—

Total - noncovered	21,065	14,424	35,489	1,574,142	1,609,631	100
Covered:
Real estate mortgage:
Commercial	—	4,870	4,870	17,737	22,607	—
One-to-four family residential	43	151	194	5,572	5,766	—
Real estate construction:
Commercial	—	1,647	1,647	697	2,344	—
Commercial	—	343	343	2,058	2,401	—
Other	—	4	4	192	196	—

Total - covered	43	7,015	7,058	26,256	33,314	—

Total	$21,108	$21,439	$42,547	$1,600,398	$1,642,945	$100

(Dollars in thousands)	30-89 days past due	Greater than 90 days past due	Total past due	Current	Total loans	Recorded loans > 90 days and accruing
At December 31, 2011
Noncovered:
Real estate mortgage:
Commercial	$2,567	$4,667	$7,234	$1,021,327	$1,028,561	$—
One-to-four family residential	1,206	1,491	2,697	77,678	80,375	23
Real estate construction:
Commercial	1,825	3,877	5,702	221,396	227,098	—
One-to-four family residential	—	—	—	4,987	4,987	—
Commercial	8,331	3,374	11,705	334,561	346,266	3
Other	362	140	502	38,084	38,586	17

Total - noncovered	14,291	13,549	27,840	1,698,033	1,725,873	43
Covered:
Real estate mortgage:
Commercial real estate	2,243	3,554	5,797	17,889	23,686	—
One-to-four family residential	—	188	188	6,884	7,072	—
Real estate construction
Commercial real estate	—	3,009	3,009	737	3,746	—
Commercial	—	370	370	2,471	2,841	—
Other	—	7	7	263	270	—

Total - covered	2,243	7,128	9,371	28,244	37,615	—

Total	$16,534	$20,677	$37,211	$1,726,277	$1,763,488	$43

Impaired Loans. A loan is considered to be impaired when, based on current information and events, it is probable that Southwest will be unable to collect all amounts due according to the contractual terms of the loan agreement. Each loan deemed to be impaired (all loans on nonaccrual status and troubled debt restructurings) is evaluated on an individual basis using the discounted present value of expected cash flows using the loan’s initial effective interest rate, the fair value of collateral, or the market value of the loan, and a specific allowance is recorded. Smaller balance, homogeneous loans, including mortgage, student, and consumer, are collectively evaluated for impairment.

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans or portions thereof, are charged-off when deemed uncollectible.

Impaired loans are presented in the following tables:

	With No Specific Allowance		With A Specific Allowance
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At March 31, 2012
Noncovered:
Commercial real estate	$16,939	$17,104	$17,917	$19,609	$4,240
One-to-four family residential	304	388	1,169	1,300	40
Real estate construction	12,380	15,979	244	260	75
Commercial	640	865	2,672	5,486	824
Other	10	11	108	120	108

Total noncovered	$30,273	$34,347	$22,110	$26,775	$5,287

Covered:
Commercial real estate	$4,256	$4,868	$614	$702	$18
One-to-four family residential	115	174	36	105	1
Real estate construction	135	309	1,512	2,106	35
Commercial	311	1,890	32	345	6
Other	4	8	—	—	—

Total covered	$4,821	$7,249	$2,194	$3,258	$60

	With No Specific Allowance		With A Specific Allowance
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At December 31, 2011
Noncovered:
Commercial real estate	$17,985	$18,142	$3,716	$5,366	$411
One-to-four family residential	984	1,130	484	611	21
Real estate construction	11,735	15,244	248	262	73
Commercial	7,283	7,710	3,207	4,958	349
Other	11	12	112	123	112

Total noncovered	$37,998	$42,238	$7,767	$11,320	$966

Covered:
Commercial real estate	$2,486	$2,670	$1,068	$1,271	$140
One-to-four family residential	118	190	70	138	5
Real estate construction	758	1,071	2,251	3,102	258
Commercial	338	542	32	350	32
Other	7	29	—	—	—

Total covered	$3,707	$4,502	$3,421	$4,861	$435

The average recorded investment and interest income recognized on impaired loans as of March 31, 2012 and March 31, 2011 is shown in the following table:

	At March 31,
	2012		2011
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Noncovered:
Commercial real estate	$25,414	$—	$84,934	$—
One-to-four family residential	1,475	9	2,298	1
Real estate construction	12,950	—	82,695	—
Commercial	3,659	4	17,543	44
Other	118	—	18	—

Total noncovered	$43,616	$13	$187,488	$45

Covered:
Commercial real estate	$21,267	$38	$29,998	$—
One-to-four family residential	6,681	—	8,643	—
Real estate construction	5,244	—	6,988	—
Commercial	2,602	—	5,245	—
Other	224	—	600	—

Total covered	$36,018	$38	$51,474	$—

Troubled Debt Restructurings. The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from loss mitigation activities and can include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Troubled debt restructurings are classified as impaired at the time of restructuring and classified as nonperforming, potential problem, or performing restructured as applicable. Typically loans modified in a trouble debt restructuring are returned to performing status after considering the borrower’s sustained repayment for a reasonable period of at least six months.

When Southwest modifies loans in a troubled debt restructuring, an evaluation of any possible impairment is performed similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use of the current fair value of the collateral, less selling costs for collateral dependent loans. If it is determined that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modification, all loans modified in troubled debt restructurings are evaluated, including those that have payment defaults, for possible impairment.

Troubled debt restructurings of loans that occurred during the three months ended March 31, 2012 and March 31, 2011 are shown in the following table:

(Dollars in thousands)	Number of Modifications	Recorded Investment
For the three months ended March 31, 2012
Commercial real estate	1	$12,035
One-to-four family residential	1	99
Real estate construction	1	973
Commercial	2	343

Total	5	$13,450

For the three months ended March 31, 2011
Commercial real estate	1	$3,721
Commercial	4	3,978

Total	5	$7,699

The modifications of loans identified as troubled debt restructurings primarily related to payment extensions and/or reductions in the interest rate. The financial impact of troubled debt restructurings is not significant. Southwest has no significant commitments to lend additional amounts with respect to these performing troubled debt restructured loans.

For the three months ended March 31, 2012, two commercial loans that were modified as troubled debt restructurings with a total recorded investment of $0.1 million have subsequently defaulted. Default, for this purpose, is deemed to occur when a loan is 90 days or more past due or transferred to nonaccrual and is within twelve months of restructuring. For the three months ended March 31, 2011, there were no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months.

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

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans. As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows:

(Dollars in thousands)	Commercial Real Estate	1-4 Family Residential	Real Estate Construction	Commercial	Other	Total
At March 31, 2012
Grade:
Pass	$853,902	$76,714	$149,498	$236,691	$36,889	$1,353,694
Special Mention	85,674	2,393	40,141	13,136	225	141,569
Substandard	77,723	2,946	39,197	24,878	124	144,868
Doubtful	1,794	—	—	1,020	—	2,814

Total	$1,019,093	$82,053	$228,836	$275,725	$37,238	$1,642,945

(Dollars in thousands)	Commercial Real Estate	1-4 Family Residential	Real Estate Construction	Commercial	Other	Total
At December 31, 2011
Grade:
Pass	$927,652	$84,475	$139,431	$301,636	$38,202	$1,491,396
Special Mention	60,000	564	46,126	11,345	642	118,677
Substandard	62,790	2,408	50,136	35,164	12	150,510
Doubtful	1,805	—	138	962	—	2,905

Total	$1,052,247	$87,447	$235,831	$349,107	$38,856	$1,763,488

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

The specific allowance is recorded based on the result of an evaluation consistent with ASC 310.10.35, Receivables: Subsequent Measurement, for each impaired loan. Collateral dependent loans are evaluated for impairment based upon the fair value of the collateral. The amount and level of the impairment allowance is ultimately determined by management’s estimate of the amount of expected future cash flows or, if the loan is collateral dependent, on the value of collateral, which may vary from period to period depending on changes in the financial condition of the borrower or changes in the estimated value of the collateral. Charge-offs against the allowance for impaired loans are made when and to the extent loans are deemed uncollectible. Any portion of a collateral dependent impaired loan in excess of the fair value of the collateral that is determined to be uncollectible is charged off.

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio classification disaggregated on the basis of impairment evaluation method.

(Dollars in thousands)	Commercial Real Estate	1-4 Family Residential	Real Estate Construction	Commercial	Other	Total
At March 31, 2012
Balance at beginning of period	$21,749	$1,016	$11,177	$9,827	$915	$44,684
Loans charged-off	(25)	(158)	—	(1,483)	(270)	(1,936)
Recoveries	11	35	42	272	259	619
Provision for loan losses	2,052	60	73	(419)	(50)	1,716

Balance at end of period	$23,787	$953	$11,292	$8,197	$854	$45,083

Allowance for loan losses ending balance:
Individually evaluated for impairment	$4,240	$40	$75	$824	$108	$5,287
Collectively evaluated for impairment	19,529	912	11,182	7,367	746	39,736
Acquired with deteriorated credit quality	18	1	35	6	—	60

Total ending allowance balance	$23,787	$953	$11,292	$8,197	$854	$45,083

Loans receivable ending balance:
Individually evaluated for impairment	$34,856	$1,473	$12,624	$3,312	$118	$52,383
Collectively evaluated for impairment	961,630	74,814	213,868	270,012	36,924	1,557,248
Acquired with deteriorated credit quality	22,607	5,766	2,344	2,401	196	33,314

Total ending loans balance	$1,019,093	$82,053	$228,836	$275,725	$37,238	$1,642,945

At March 31, 2011
Balance at beginning of period	$32,508	$1,597	$19,605	$10,605	$914	$65,229
Loans charged-off	(7,325)	(83)	(1,134)	(4,526)	(324)	(13,392)
Recoveries	35	25	122	189	27	398
Provision for loan losses	4,850	(122)	(1,174)	5,234	262	9,050

Balance at end of period	$30,068	$1,417	$17,419	$11,502	$879	$61,285

Allowance for loan losses ending balances:
Individually evaluated for impairment	$8,971	$197	$5,297	$5,977	$7	$20,449
Collectively evaluated for impairment	21,097	1,220	12,122	5,525	872	40,836
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$30,068	$1,417	$17,419	$11,502	$879	$61,285

Loans receivable ending balance:
Individually evaluated for impairment	$94,403	$2,634	$83,183	$24,664	$27	$204,911
Collectively evaluated for impairment	1,207,761	84,652	347,210	391,728	42,166	2,073,517
Acquired with deteriorated credit quality	28,929	8,192	6,425	5,021	550	49,117

Total ending loans balance	$1,331,093	$95,478	$436,818	$421,413	$42,743	$2,327,545

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

Level 1       Quoted prices in active markets for identical instruments.

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

The estimated fair value amounts have been determined by Southwest using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount Southwest could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. There were no changes in valuation methods used to estimate fair value during the three months ended March 31, 2012.

A description of the valuation methodologies used for instruments measured at fair value on a recurring basis is as follows:

Loans held for sale – Real estate mortgage loans held for sale are carried at the lower of cost or market, which is determined on an individual loan basis. Guaranteed student loans held for sale are carried at the lower of cost or market, which is determined on an aggregate basis.

Available for sale securities – The fair value of U.S. Government and federal agency securities, equity securities, and residential mortgage-backed securities is estimated based on quoted market prices or dealer quotes. The fair value of other investments such as obligations of state and political subdivisions is estimated based on quoted market prices. Southwest obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and bond’s terms and conditions, among other things. Southwest reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices.

The fair value of a certain private equity investment is estimated based on Southwest’s proportionate share of the net asset value, $1.5 million and $1.2 million as of March 31, 2012 and December 31, 2011, respectively. The investee invests in small and mid-sized U.S. financial institutions and other financial-related companies. This investment has a quarterly redemption with sixty-five days’ notice.

Derivative instrument – Southwest utilizes an interest rate swap agreement to convert one of its variable-rate subordinated debentures to a fixed rate (cash flow hedge). The fair value of the interest rate swap agreement is obtained from dealer quotes.

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

		Fair Value Measurement at Reporting Date Using
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2012
Loans held for sale:
Student loans	$5,276	$—	$5,276	$—
One-to-four family residential	3,890	—	3,890	—
Government guaranteed commercial real estate	29,477	—	29,477	—
Other loans held for sale	122	—	122	—

Available for sale securities:
Federal agency securities	76,784	—	76,784	—
Obligations of state and political subdivisions	23,394	—	23,394	—
Residential mortgage-backed securities	219,141	—	219,141	—
Equity securities	1,560	102	1,458	—

Derivative instrument	(2,609)	—	(2,609)	—

Total	$357,035	$102	$356,933	$—

		Fair Value Measurement at Reporting Date Using
(Dollars in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2011
Loans held for sale:
Student loans	$5,396	$—	$5,396	$—
One-to-four family residential	3,547	—	3,547	—
Government guaranteed commercial real estate	29,624	—	29,624	—
Other loans held for sale	128	—	128	—
Available for sale securities:
Federal agency securities	65,553	—	65,553	—
Obligations of state and political subdivisions	11,103	—	11,103	—
Residential mortgage-backed securities	182,147	—	182,147	—
Equity securities	1,297	80	1,217	—
Derivative instrument	(2,834)	—	(2,834)	—

Total	$295,961	$80	$295,881	$—

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

Goodwill – Fair value of goodwill is based on the fair value of each of Southwest’s reporting units to which goodwill is allocated compared with their respective carrying value. There has been no impairment during 2012 or 2011; therefore, no fair value adjustment was recorded through earnings.

Core deposit premiums – The fair value of core deposit premiums are based on third-party appraisals. There has been no impairment during 2012 or 2011; therefore, no fair value adjustment was recorded through earnings.

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

Assets that are measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011 are summarized below.

		Fair Value Measurements Using
(Dollars in thousands)	Fair Value Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
At March 31, 2012
Noncovered impaired loans at fair value :
Commercial real estate	$17,917	$—	$17,917	$—	$(2,375)
One-to-four family residential	1,169	—	1,169	—	94
Real estate construction	244	—	244	—	3,507
Commercial	2,672	—	2,672	—	184
Other consumer	108	—	108	—	5

Covered other real estate	4,694	—	4,694	—	(25)

Total	$26,804	$—	$26,804	$—	$1,390

At December 31, 2011
Noncovered impaired loans at fair value :
Commercial real estate	$3,716	$—	$3,716	$—	$(1,727)
One-to-four family residential	604	—	604	—	(55)
Real estate construction	3,877	—	3,877		(3,569)
Commercial	3,239	—	3,239	—	(1,964)
Other consumer	112	—	112	—	(103)

Noncovered other real estate	19,844	—	19,844	—	(3,104)
Mortgage loan servicing rights	1,817	—	1,817	—	(315)

Total	$33,209	$—	$33,209	$—	$(10,837)

Noncovered impaired loans measured at fair value with a carrying amount of $27.9 million were written down to a fair value of $21.7 million, resulting in a life-to-date impairment of $6.3 million, of which $1.4 million was included in the provision for loan losses for the three months ended March 31, 2012. As of December 31, 2011, noncovered impaired loans measured at fair value with a carrying amount of $19.7 million were written down to the fair value of $11.5 million at December 31, 2011, resulting in a life-to-date impairment charge of $8.1 million, of which $7.4 million was included in the provision for loan losses for the year ended December 31, 2011.

During the quarter, covered other real estate assets were written down to their fair values, resulting in an impairment charge of approximately $25,000, which was included in noninterest expense for the three months ended March 31, 2012. In the prior year, noncovered other real estate assets were written down to their respective fair values, resulting in impairment charges of $3.1 million, which was included in noninterest expense for the year ended December 31, 2011 and mortgage loan servicing rights were written down to their fair value, resulting in impairment charges of $0.3 million, which was included in noninterest income for the year ended December 31, 2011.

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

Securities held to maturity – The investment securities held to maturity are carried at cost. The fair value of the held to maturity securities is estimated based on quoted market prices or dealer quotes.

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

Subordinated debentures – Two subordinated debentures have floating rates that reset quarterly and the third subordinated debenture has a fixed rate. The fair value of the fixed rate subordinated debenture is based on market price. The fair value of the floating rate subordinated debentures approximates carrying value at March 31, 2012. The fair value of the floating rate subordinated debentures at December 31, 2011 was estimated by taking into consideration the liquidity discount implied by the market price of the fixed rate subordinated debenture at December 31, 2011.

The carrying values and estimated fair values of Southwest’s financial instruments segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	At March 31, 2012		At December 31, 2011
(Dollars in thousands)	Carrying Values	Fair Values	Carrying Values	Fair Values
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$191,463	$191,463	$30,247	$30,247
Securities held to maturity	12,981	13,564	15,252	15,885
Accrued interest receivable	7,408	7,408	7,176	7,176
Investments included in other assets	10,457	10,457	10,454	10,454
Level 3 inputs:
Total loans, net of allowance	1,597,862	1,548,701	1,718,804	1,708,894
Financial liabilities:
Level 2 inputs:
Deposits	1,806,780	1,759,513	1,921,382	1,883,196
Accrued interest payable	5,016	5,016	3,689	3,689
Other liabilities	10,711	10,711	9,340	9,340
Derivative instrument	2,609	2,609	2,834	2,834
Other borrowings	55,139	59,139	56,479	60,688
Subordinated debentures	81,963	82,791	81,963	72,423

NOTE 5: DERIVATIVE INSTRUMENTS

Southwest has an interest rate swap agreement with a total notional amount of $25.0 million. The interest rate swap contract was designated as a hedging instrument in cash flow hedges with the objective of protecting the overall cash flow from Southwest’s quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven year period beginning February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month London Interbank Offered Rate (“LIBOR”). Under the swap, Southwest will pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85% on a total notional amount of $25.0 million, with quarterly settlements. The rate received by Southwest as of March 31, 2012 was 3.42%.

The estimated fair value of the interest rate derivative contract outstanding as of March 31, 2012 and December 31, 2011 resulted in a pre-tax loss of $2.6 million and $2.8 million, respectively, and was included in other liabilities in the unaudited consolidated statement of financial condition. Southwest obtained the counterparty valuation to validate its interest rate derivative contract as of March 31, 2012 and December 31, 2011.

The effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument, a $0.2 million gain and a $0.3 million loss for the three months ended March 31, 2012 and March 31, 2011, respectively, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense. No ineffectiveness related to the interest rate derivative was recognized during either reporting period.

Net cash flows as a result of the interest rate swap agreement were $0.2 million and $0.1 million for the three months ended March 31, 2012 and March 31, 2011, respectively, and were included in interest expense on subordinated debentures.

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

The fair value of cash and securities posted as collateral by Southwest related to the derivative contract was $3.8 million at both March 31, 2012 and December 31, 2011.

NOTE 6: TAXES ON INCOME

Net deferred tax assets totaled $37.7 million at March 31, 2012 and $43.7 at December 31, 2011. Net deferred tax assets are included in other assets and no valuation allowance is recorded.

Southwest is in a cumulative pretax loss position for the trailing three-year period ended March 31, 2012. Under current accounting guidance, this represents significant negative evidence in the determination of the need for a valuation allowance. Included in the three-year pretax loss position is $101.0 million related to the nonrecurring sale of nonperforming assets and potential problem loans that occurred in fourth quarter 2011.

Southwest conducted an interim analysis to assess the need for a valuation allowance at March 31, 2012. As part of this analysis management considered negative evidence associated with the trailing cumulative loss position against positive evidence associated with the taxable income generated in the first three months of 2012, a long history of taxable income, the projected current federal income tax receivable, and projected pre-tax income in future years. While realization of the deferred tax benefit is not assured, it is management’s judgment, after review of all available evidence and based on the weight of such evidence, that a valuation allowance is not required as realization of these benefits meets the “more likely than not” standard under generally accepted accounting principles.

Southwest and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Southwest is no longer subject to U.S. federal or state tax examinations for years before 2009. On February 15, 2012, Southwest was notified by the Internal Revenue Service that it was under audit for the 2009 income tax filing.

NOTE 7: EARNINGS PER SHARE

Earnings per common share is computed using the two-class method prescribed by ASC 260, Earnings Per Share. Using the two-class method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which excludes outstanding unvested restricted stock. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method. Stock options and warrants with exercise prices greater than the average market price of common shares were not included in the computation of earnings per diluted share as they would have been antidilutive. On March 31, 2012 and 2011, there were 19,500 and 135,166 antidilutive stock options to purchase common shares, respectively. An antidilutive warrant to purchase 703,753 shares of common stock was also outstanding on March 31, 2012.

The following table sets forth the computation of basic and diluted earnings per common share:

	For the three months ended March 31,
(Dollars in thousands, except earnings per share data)	2012	2011
Numerator:
Net income	$5,211	$2,461
Preferred dividend	(903)	(875)
Warrant amortization	(189)	(178)

Net income available to common shareholders	$4,119	$1,408
Earnings allocated to participating securities	—	(2)

Numerator for basic earnings per common share	$4,119	$1,406
Effect of reallocating undistributed earnings of participating securities	—	—

Numerator for diluted earnings per common share	$4,119	$1,406
Denominator:
Denominator for basic earnings per common share - Weighted average common shares outstanding	19,444,698	19,409,317
Effect of dilutive securities:
Stock options	—	3,967
Warrant	—	—

Denominator for diluted earnings per common share	19,444,698	19,413,284
Earnings per common share:
Basic	$0.21	$0.07

Diluted	$0.21	$0.07

NOTE 8: OPERATING SEGMENTS

Southwest operates six principal segments: Oklahoma Banking, Texas Banking, Kansas Banking, Out of Market, Secondary Market, and Other Operations. The Oklahoma Banking segment, the Texas Banking segment, and the Kansas Banking segment provide deposit and lending services to customers in the states of Oklahoma, Texas, and Kansas. The Out of Market segment provides lending services to customers outside Oklahoma, Texas, and Kansas. The Secondary Market segment consists of three operating units: one that provides student lending services to post-secondary students in Oklahoma and several other states, one that provides residential mortgage lending services to customers in Oklahoma, Texas, and Kansas, and one that provides United States Department of Agriculture (“USDA”) government guaranteed commercial real estate lending services to rural healthcare providers. Other Operations includes Southwest’s funds management unit, SNB Wealth Management and corporate investments.

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

Southwest identifies reportable segments by type of service provided and geographic location. Operating results are adjusted for borrowings, allocated service costs, and management fees. Portfolio loans are allocated based upon the state of the borrower or the location of the real estate in the case of real estate loans. Loans included in the Out of Market segment are portfolio loans attributable to thirty-two states other than Oklahoma, Texas, or Kansas and primarily consist of healthcare and commercial real estate credits. These out of state loans are administered by offices in Oklahoma, Texas, or Kansas.

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

The following table summarizes financial results by operating segment:

For the Three Months Ended March 31, 2012
(Dollars in thousands)	Oklahoma Banking	Texas Banking	Kansas Banking	Out of Market	Secondary Market	Other Operations	Total Company
Net interest income	$9,940	$8,340	$3,263	$1,396	$389	$(2,479)	$20,849
Provision for loan losses	(117)	687	(983)	2,129	—	—	1,716
Noninterest income	1,746	451	514	47	550	206	3,514
Noninterest expenses	6,750	3,046	2,778	226	481	1,028	14,309

Income (loss) before taxes	5,053	5,058	1,982	(912)	458	(3,301)	8,338
Taxes on income	1,895	1,897	743	(342)	172	(1,238)	3,127

Net income (loss)	$3,158	$3,161	$1,239	$(570)	$286	$(2,063)	$5,211

Fixed asset expenditures	$139	$63	$7	$—	$—	$366	$575
Total loans at period end	642,700	636,540	202,050	122,890	38,765	—	1,642,945
Total assets at period end	679,457	636,395	215,985	120,527	41,112	580,385	2,273,861
Total deposits at period end	1,367,160	151,856	267,630	—	3,274	16,860	1,806,780

For the Three Months Ended March 31, 2011
(Dollars in thousands)	Oklahoma Banking	Texas Banking	Kansas Banking	Out of Market	Secondary Market	Other Operations	Total Company
Net interest income	$10,997	$10,091	$3,369	$1,882	$311	$(1,229)	$25,421
Provision for loan losses	225	5,008	815	3,002	—	—	9,050
Noninterest income	1,873	424	529	53	145	225	3,249
Noninterest expenses	6,998	3,727	2,870	455	478	1,097	15,625

Income (loss) before taxes	5,647	1,780	213	(1,522)	(22)	(2,101)	3,995
Taxes on income	2,212	701	82	(598)	(9)	(854)	1,534

Net income (loss)	$3,435	$1,079	$131	$(924)	$(13)	$(1,247)	$2,461

Fixed asset expenditures	$19	$—	$28	$—	$3	$457	$507
Total loans at period end	838,006	953,123	272,685	226,383	37,348	—	2,327,545
Total assets at period end	862,907	946,457	296,567	221,007	39,139	412,951	2,779,028
Total deposits at period end	1,527,731	166,734	275,381	—	2,394	246,331	2,218,571

NOTE 9: DEFERRAL OF INTEREST & DIVIDENDS

In July 2011, Southwest determined to suspend payments of interest on its three issues of outstanding debentures and dividends on the related trust preferred securities effective August 1, 2011.

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

Southwest’s trust preferred securities were issued by the following subsidiary trusts: Southwest Capital Trust II, which trades on the NASDAQ Global Select Market under the symbol “OKSBP”; OKSB Statutory Trust I; and SBI Capital Trust II. At March 31, 2012, $82.0 million of debentures were outstanding.

In addition, Southwest determined to defer payment of dividends on its Series B Preferred Securities issued under the U.S. Treasury Department’s Capital Purchase Program, effective for the dividend payments, beginning August 15, 2011. Dividends on the Preferred Securities may not be paid while interest on Southwest’s debentures has been deferred, but will continue to accrue. At March 31, 2012, $70.0 million of Preferred Securities were outstanding.

The deferrals on interest and dividends are intended to preserve liquidity at the holding company level, which may be used to inject funds in its bank subsidiaries or for other corporate purposes. Because the interest on the debentures, the dividends on the related trust preferred securities, and the dividends on the Preferred Securities will continue to accrue, these deferrals are not expected to have any significant effect on the net income or net income available to common shareholders of Southwest. As of March 31, 2012, $4.3 million was accrued for interest on the debentures and $3.1 million was accrued for dividends on the Series B Preferred Securities and included in accrued interest payable and other liabilities on the unaudited consolidated statement of financial condition, respectively.

NOTE 10: NEW AUTHORITATIVE ACCOUNTING GUIDANCE

In May 2011, FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards). ASU 2011-04 was effective for Southwest beginning January 1, 2012 and did not have a significant impact on the financial statements. Southwest incorporated the required disclosures. See Note 4.

In June 2011, FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income – Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of stockholders’ equity was eliminated. ASU 2011-05 was effective for Southwest retrospectively for fiscal years, and interim periods within those years, beginning January 1, 2012 with the exception of the disclosure of the reclassification adjustments on the face of the financial statements, which was deferred. These disclosure requirements did not have a significant impact on Southwest’s consolidated financial statements.

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

These forward-looking statements include:

•	Statements of our goals, intentions, and expectations;

•	Estimates of risks and of future costs and benefits;

•	Expectations regarding our future financial performance and the financial performance of our operating segments;

•	Expectations regarding regulatory actions;

•	Expectations regarding our ability to utilize tax loss benefits;

•	Assessments of loan quality, probable loan losses, and the amount and timing of loan payoffs;

•	Estimates of the value of assets held for sale or available for sale; and

•	Statements of our ability to achieve financial and other goals.

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

There have been no significant changes in Southwest’s application of critical accounting policies since December 31, 2011.

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

Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest became a public company in late 1993. At March 31, 2012, Southwest had total assets of $2.3 billion, deposits of $1.8 billion, and shareholders’ equity of $311.6 million.

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

At March 31, 2012, the Oklahoma Banking segment accounted for $642.7 million in loans, the Texas Banking segment accounted for $636.5 million in loans, the Kansas Banking segment accounted for $202.1 million in loans, and the Out of Market segment accounted for $122.9 million in loans. Southwest offers products to the student, residential mortgage, and rural healthcare lending markets. These operations comprise the Secondary Market business segment. At March 31, 2012, Secondary Market loans accounted for $38.8 million in loans. Southwest engages in residential mortgage lending, but residential mortgages have not been a significant element of Southwest’s strategy. Please see “Financial Condition: Loans” below for additional information.

For additional information on Southwest’s operating segments, please see “Note 8: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements.

FINANCIAL CONDITION

Investment Securities

Southwest’s investment security portfolio increased $58.5 million, or 21%, from $275.4 million at December 31, 2011, to $333.9 million at March 31, 2012. The increase is primarily the result of a $37.0 million, or 20%, increase in residential mortgage-backed securities that includes government agency guaranteed securities, an $11.2 million, or 17%, increase in U.S. government and agency securities, and a $10.0 million, or 38%, increase in municipal securities.

Loans

Total loans, including loans held for sale, were $1.6 billion at March 31, 2012, a 7% decrease from December 31, 2011. All loan categories decreased.

The following table presents the trends in the composition of the loan portfolio at the dates indicated:

	March 31, 2012		December 31, 2011		Total $ Change	Total % Change
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Real estate mortgage
Commercial	$996,486	$22,607	$1,028,561	$23,686	$(33,154)	(3.15)%
One-to-four family residential	76,287	5,766	80,375	7,072	(5,394)	(6.17)
Real estate construction
Commercial	222,678	2,344	227,098	3,746	(5,822)	(2.52)
One-to-four family residential	3,814	—	4,987	—	(1,173)	(23.52)
Commercial	273,324	2,401	346,266	2,841	(73,382)	(21.02)
Installment and consumer
Guaranteed student loans	5,276	—	5,396	—	(120)	(2.22)
Other	31,766	196	33,190	270	(1,498)	(4.48)

Total loans	$1,609,631	$33,314	$1,725,873	$37,615	$(120,543)	(6.84)%

The composition of loans held for sale and a reconciliation to total loans is shown in the following table:

(Dollars in thousands)	March 31, 2012	December 31, 2011	$ Change	% Change
Loans held for sale:
Student loans	$5,276	$5,396	$(120)	(2.22)%
One-to-four family residential	3,890	3,547	343	9.67
Government guaranteed commercial real estate	29,477	29,624	(147)	(0.50)
Other loans held for sale	122	128	(6)	(4.69)

Total loans held for sale	38,765	38,695	76	0.20
Noncovered portfolio loans	1,570,866	1,687,178	(116,312)	(6.89)
Covered portfolio loans	33,314	37,615	(4,301)	(11.43)

Total loans	$1,642,945	$1,763,488	$(120,537)	(6.84)%

Allowance for Loan Losses

Management determines the appropriate level of the allowance for loan losses using an established methodology. (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements.) The allowance for loan losses is comprised of two primary components. Loans deemed to be impaired (all loans on nonaccrual status and troubled debt restructurings) are evaluated on an individual basis using the discounted present value of expected cash flows, the fair value of collateral, or the market value of the loan, and a specific allowance is recorded based upon the result. Collateral dependent loans are evaluated for impairment based upon the fair value of the collateral. Any portion of a collateral dependent impaired loan in excess of the fair value of the collateral that is determined to be uncollectible is charged off. Loans other than impaired loans are segmented into loan pools by type of loan. The commercial real estate and real estate construction pools are further segmented by the market in which the loan collateral is based. Our primary markets are Oklahoma, Texas, and Kansas and loans secured by real estate within these markets are included in the “in-market” pool, with the remaining loans defaulting to the “out-of-market” pool. The allowance on the other loans is determined by use of historical loss ratios adjusted for qualitative internal and external risk factors.

At March 31, 2012, the noncovered allowance for loan losses was $45.0 million, an increase of $0.8 million, or 2%, from the allowance for loan losses at December 31, 2011. The amount of the allowance resulted from the application of the methodology, which is designed to estimate inherent losses on total portfolio loans, including nonperforming loans.

At March 31, 2012, the allowance on the $14.3 million in noncovered nonaccrual loans was $1.3 million (10%), compared with an allowance on $13.5 million in noncovered nonaccrual loans at December 31, 2011 of $0.9 million (7%), an increase in the allowance of $0.4 million. At March 31, 2012, the allowance on the $38.1 million noncovered performing troubled debt restructured loans was $4.0 million (10%), compared with an allowance on $32.3 million in noncovered performing troubled debt restructured loans of less than $0.1 million at December 31, 2011, an increase in the allowance of $3.9 million.

Excluding the impaired loans mentioned above, at March 31, 2012, the allowance for the remaining other noncovered loans was $39.7 million (3%), compared to $43.3 million (3%) at December 31, 2011, a decrease in the allowance of $3.6 million.

The decrease in the allowance related to these other noncovered loans resulted from the decrease in the loan portfolio and consideration of certain trends and qualitative factors. These included management’s assessment of economic risk, asset quality trends, levels of potential problem loans, loan concentrations in commercial real estate mortgage and construction loans, which together comprised approximately 76% of our noncovered loans at March 31, 2012, and portfolio loss trends. Based on its analysis, management believes the amount of the allowance is appropriate.

Covered loans were $33.3 million and $37.6 million as of March 31, 2012 and December 31, 2011, respectively. These loans are subject to protection under the loss sharing agreements with the FDIC and had an allowance for loan losses of $0.1 million and $0.5 million based on analysis of expected future cash flows as of each respective date.

The amount of the loan loss provision for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs for the period. Net charge-offs for the first three months of 2012 were $1.3 million, a decrease of $11.7 million, or 90%, from the $13.0 million recorded for the first three months of 2011. The provision for loan losses for the first three months of 2012 was $1.7 million, representing a decrease of $7.3 million, or 81%, from the $9.1 million recorded for the first three months of 2011.

Nonperforming Loans

At March 31, 2012, the allowance for loan losses was 312.14% of noncovered nonperforming loans, compared to 326.47% of noncovered nonperforming loans, at December 31, 2011 (see “Provision for Loan Losses” on page 34). Noncovered nonaccrual loans, which comprise the majority of noncovered nonperforming loans, were $14.3 million as of March 31, 2012, an increase of $0.8 million, or 6%, from December 31, 2011. We have taken cumulative charge-offs related to these noncovered nonaccrual loans of $14.9 million as of March 31, 2012. Noncovered nonaccrual loans at March 31, 2012 were comprised of 38 relationships and were primarily concentrated in commercial real estate (48%) and real estate construction (27%) loans. All noncovered nonaccrual loans are considered impaired and are carried at their estimated collectible amounts. These noncovered loans are believed to have sufficient collateral and are in the process of being collected. Covered nonperforming loans at March 31, 2012 of $7.0 million are subject to protection under the loss share agreements with the FDIC.

	March 31, 2012		December 31, 2011
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Nonaccrual loans:
Commercial real estate	$6,821	$4,870	$4,667	$3,554
One-to-four family residential	1,508	151	1,468	188
Real estate construction	3,768	1,647	3,877	3,009
Commercial	2,109	343	3,371	370
Other consumer	118	4	123	7

Total nonaccrual loans	14,324	7,015	13,506	7,128
Past due 90 days or more:
One-to-four family residential	—	—	23	—
Commercial	100	—	3	—
Other consumer	—	—	17	—

Total past due 90 days or more	100	—	43	—

Total nonperforming loans	14,424	7,015	13,549	7,128
Other real estate	19,329	4,694	19,844	4,529

Total nonperforming assets	$33,753	$11,709	$33,393	$11,657

Performing restructured	$1,700	$—	$1,017	$—

Nonperforming assets to portfolio loans receivable and other real estate	2.12%	30.81%	1.96%	27.66%
Nonperforming loans to portfolio loans receivable	0.92	21.06	0.80	18.95
Allowance for loan losses to nonperforming loans	312.14	0.86	326.47	6.33
Government-guaranteed portion of nonperforming loans	$76	$4,695	$76	$4,764

At March 31, 2012 and December 31, 2011, five credit relationships represented 67% and 69% of noncovered nonperforming loans, respectively and 28% of noncovered nonperforming assets. As of March 31, 2012, these credit relationships were all collateral dependent and commercial or commercial real estate lending relationships with aggregate principal balances of $9.6 million and related impairment reserves of $0.6 million. Aggregate charge-offs for these five relationships were $13.2 million and $12.3 million as of March 31, 2012 and December 31, 2011, respectively.

Noncovered performing loans considered potential problem loans, loans which are not included in the past due or nonaccrual categories but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, amounted to approximately $126.3 million at March 31, 2012, compared to $133.0 million at December 31, 2011. Substantially all of these loans were performing in accordance with their present terms at March 31, 2012. Included in this total are $38.1 million loans that are considered performing troubled debt restructured loans as a result of a modification in terms due to a weakening in the financial position of the borrower. Additionally, there are $0.6 million and $0.9 million, respectively, of covered potential problem loans, which are subject to protection under the loss share agreements with the FDIC. Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.

At March 31, 2012, the reserve for unfunded loan commitments was $2.3 million, a $0.1 million, or 4%, increase from the amount at December 31, 2011. Management believes the amount of the reserve is appropriate. The increased amount is primarily the result of an increased level of commitments.

Deposits and Other Borrowings

Southwest’s deposits were $1.8 billion and $1.9 billion at March 31, 2012 and December 31, 2011, respectively. The following table presents the trends in the composition of deposits at the dates indicated:

(Dollars in thousands)	March 31, 2012	December 31, 2011	$ Change	% Change
Noninterest-bearing demand	$395,141	$400,985	$(5,844)	(1.46)%
Interest-bearing demand	119,759	105,905	13,854	13.08
Money market accounts	349,419	423,181	(73,762)	(17.43)
Savings accounts	34,679	33,406	1,273	3.81
Time deposits of $100,000 or more	464,876	487,907	(23,031)	(4.72)
Other time deposits	442,906	469,998	(27,092)	(5.76)

Total deposits	$1,806,780	$1,921,382	$(114,602)	(5.96)%

Stillwater National has substantial unused borrowing availability in the form of unsecured brokered certificate of deposits from Bank of America Merrill Lynch, Citigroup Global Markets, Inc., Wells Fargo Bank, NA, UBS Securities, LLC, RBC Capital Markets Corp., and Morgan Stanley & Co., Inc. in connection with its retail certificate of deposit program. There were no retail certificates of deposit as of March 31, 2012 or December 31, 2011.

As of December 31, 2011, Stillwater National has other brokered certificates of deposit totaling $0.2 million included in time deposits of $100,000 or more in the above table. There were no other brokered certificates of deposit as of March 31, 2012.

Other borrowings, which includes short-term federal funds purchased, FHLB borrowings, and repurchase agreements, decreased $1.3 million, or 2%, to $55.1 million during the first three months of 2012. The decrease reflects the reduced need for funding for lending activities in the period.

Shareholders’ Equity

Shareholders’ equity increased $4.5 million, or 1%, due to income of $5.2 million, offset in part by preferred dividends accrued totaling $0.9 million for the first three months of 2012. Net unrealized holding gains on available for sale investment securities and derivative instruments (net of tax) increased to $2.3 million at March 31, 2012, compared to $2.1 million at December 31, 2011.

At March 31, 2012, Southwest, Stillwater National, and Bank of Kansas continued to exceed all applicable regulatory capital requirements. See “Capital Requirements” on page 36.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2012 and 2011

Net income available to common shareholders for the first quarter of 2012 of $4.1 million represented an increase of $1.4 million from the $2.7 million net income available to common shareholders earned in the first quarter of 2011. Diluted earnings per share were $0.21, compared to $0.07. The increase in quarterly net income available to common shareholders was the result of a $7.3 million, or 81%, decrease in the provision for loan losses, a $1.3 million, or 8%, decrease in noninterest expense, and a $0.3 million, or 8%, increase in noninterest income, offset in part by a $4.6 million, or 18%, decrease in net interest income, and a $1.6 million, or 104% increase in income taxes.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period. The necessary provision for first quarter of 2012 was $7.3 million less than the provision required for first quarter of 2011. (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 34.)

On an operating segment basis, the increase in net income was the net result of a $2.1 million increase in net income from the Texas Banking segment, a $1.1 million increase in net income from the Kansas Banking segment, a $0.4 million decrease in net loss from the Out of Market segment, a $0.3 million increase in net income from the Secondary Market, offset in part by a $0.3 million decrease in net income from the Oklahoma Banking segment and a $0.8 million increase in the net loss from the Other Operations segment.

Net Interest Income

	For the three months ended March 31,
(Dollars in thousands)	2012	2011	$ Change	% Change
Interest income:
Loans	$23,377	$30,539	$(7,162)	(23.45)%
Investment securities:
U.S. government and agency obligations	393	376	17	4.52
Mortgage-backed securities	1,319	1,245	74	5.94
State and political subdivisions	212	80	132	165.00
Other securities	22	45	(23)	(51.11)
Other interest-earning assets	184	140	44	31.43

Total interest income	25,507	32,425	(6,918)	(21.34)

Interest expense:
Interest-bearing demand deposits	70	124	(54)	(43.55)
Money market accounts	286	677	(391)	(57.75)
Savings accounts	13	16	(3)	(18.75)
Time deposits of $100,000 or more	1,320	2,349	(1,029)	(43.81)
Other time deposits	1,207	1,967	(760)	(38.64)
Other borrowings	224	497	(273)	(54.93)
Subordinated debentures	1,538	1,374	164	11.94

Total interest expense	4,658	7,004	(2,346)	(33.50)

Net interest income	$20,849	$25,421	$(4,572)	(17.99)%

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

Yields on Southwest’s interest-earning assets decreased 15 basis points, while the rates paid on Southwest’s interest-bearing liabilities decreased 23 basis points, resulting in an increase in the interest rate spread to 3.51% for the first quarter of 2012 from 3.44% for the first quarter of 2011. During the same periods, annualized net interest margin was 3.83% and 3.78%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 135.83% from

132.93%. Included in both the first quarter of 2012 and the first quarter of 2011 were immaterial adjustments of the discount accretion on loans and the loss share receivable, offset by immaterial interest reversal on nonaccrual loans. The net effects of these adjustments on net interest margin were a 1 basis point increase for first quarter of 2012 and the first quarter of 2011.

The decrease in total interest income was primarily the result of the decrease in average loans. The effect of Southwest’s $677.7 million (28%) decline in average loans more than offset the 32 basis point increase in average yield on loans to 5.49% for the first quarter of 2012 from 5.17% for the first quarter of 2011. During the same period, average investment securities increased $58.5 million, or 23%; however, the related yield decreased to 2.49% from 2.76% in 2011. Average other interest earning assets increased $88.9 million, or 96% and the related yield decreased to 0.41% for the first quarter of 2012 from 0.61% for the first quarter of 2011.

The decrease in total interest expense can be attributed to the decrease in rates paid on interest-bearing liabilities and the effects of a $434.2 million, or 21%, decrease in average interest-bearing liabilities. Southwest’s average total interest-bearing deposits decreased $398.8 million, or 21%, and the related rates paid for interest expense decreased to 0.79% for the first quarter of 2012 from 1.11% for the first quarter of 2011. Average other borrowings decreased $35.4 million, or 39%, and the related rates paid for interest expense decreased to 1.64% for the first quarter of 2012 from 2.23% for the first quarter of 2011.

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

(Dollars in thousands)	For the three months ended March 31, 2012 vs. 2011
	Increase Or (Decrease)	Due to Change In Average:
		Volume	Rate
Interest earned on:
Noncovered loans receivable (1)	$(6,932)	$(8,920)	$1,988
Covered loans receivable	(230)	(278)	48
Investment securities (1)	200	372	(172)
Other interest-earning assets	44	101	(57)

Total interest income	(6,918)	(6,171)	(747)

Interest paid on:
Interest-bearing demand	(54)	8	(62)
Money market accounts	(391)	(116)	(275)
Savings accounts	(3)	3	(6)
Time deposits	(1,789)	(975)	(814)
Other borrowings	(273)	(164)	(109)
Subordinated debentures	164	—	164

Total interest expense	(2,346)	(1,349)	(997)

Net interest income	$(4,572)	$(4,822)	$250

(1)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

AVERAGE BALANCES, YIELDS AND RATES

The following table sets forth average interest-earning assets and interest-bearing liabilities and the average yields and rates thereon for the periods indicated.

	For the three months ended March 31,
(Dollars in thousands)	2012			2011
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Noncovered loans (1) (2)	$1,664,615	$22,723	5.49%	$2,326,882	$29,655	5.17%
Covered loans (1)	36,050	654	7.30	51,494	884	6.96
Investment securities (2)	314,925	1,946	2.49	256,384	1,746	2.76
Other interest-earning assets	181,637	184	0.41	92,692	140	0.61

Total interest-earning assets	2,197,227	25,507	4.67	2,727,452	32,425	4.82
Other assets	158,921			91,807

Total assets	$2,356,148			$2,819,259

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$120,605	$70	0.23%	$112,441	$124	0.45%
Money market accounts	393,820	286	0.29	491,306	677	0.56
Savings accounts	34,587	13	0.15	27,741	16	0.23
Time deposits	931,792	2,527	1.09	1,248,152	4,316	1.40

Total interest-bearing deposits	1,480,804	2,896	0.79	1,879,640	5,133	1.11
Other borrowings	54,848	224	1.64	90,198	497	2.23
Subordinated debentures	81,963	1,538	7.51	81,969	1,374	6.70

Total interest-bearing liabilities	1,617,615	4,658	1.16	2,051,807	7,004	1.38

Noninterest-bearing demand deposits	378,959			365,161
Other liabilities	48,688			19,789
Shareholders’ equity	310,886			382,502

Total liabilities and shareholders’ equity	$2,356,148			$2,819,259

Net interest income and interest rate spread		$20,849	3.51%		$25,421	3.44%

Net interest margin (3)			3.83%			3.78%

Ratio of average interest-earning assets to average interest-bearing liabilities	135.83%			132.93%

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3)	Net interest margin = annualized net interest income / average interest-earning assets

Noninterest Income

	For the three months ended March 31,
(Dollars in thousands)	2012	2011	$ Change	% Change
Noninterest income:
Other service charges	$2,421	$2,478	$(57)	(2.30)%
Other fees	506	400	106	26.50
Other noninterest income	52	177	(125)	(70.62)
Gain on sales of loans:
One-to-four family residential	535	193	342	177.20
All other loan sales	—	1	(1)	—

Total noninterest income	$3,514	$3,249	$265	8.16%

Other fees increased as a result of increased brokerage fees and decreased amortization of mortgage servicing rights as a result of decreased prepayment speeds. Other noninterest income declined as a result of withdrawal from investments that took place in first quarter of 2011.

Gain on sales of loans is a reflection of the activity in the mortgage lending areas discussed elsewhere in this report.

Noninterest Expense

	For the three months ended March 31,
(Dollars in thousands)	2012	2011	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$7,247	$7,515	$(268)	(3.57)%
Occupancy	2,545	2,804	(259)	(9.24)
FDIC and other insurance	783	1,243	(460)	(37.01)
Other real estate (net)	372	436	(64)	(14.68)
Unfunded loan commitment reserve	95	(55)	150	(272.73)
Other general and administrative	3,267	3,682	(415)	(11.27)

Total noninterest expense	$14,309	$15,625	$(1,316)	(8.42)%

Salaries and employee benefits decreased primarily as a result of decreased profit sharing contributions. The number of full-time equivalent employees did not change from 435 at the beginning of the first quarter of 2012. For the first quarter of 2011, the number of full-time equivalent employees decreased from 432 at the beginning of the quarter to 424 as of March 31, 2011.

The decrease in occupancy expense is the result of decreased building rental expense, maintenance renewal expense, and depreciation expense as a result of controlling capital expenditures.

Southwest’s financial institution subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates. The decrease from prior year is the result of a change in premium calculation methodology from a deposit basis to an asset basis.

The unfunded loan commitment reserve expense increased as a result of the application of our methodology to calculate the reserve.

The decrease in other general and administrative expense is primarily the result of reduced legal fees and the elimination of Southwest’s obligation to accrue for estimated interest and penalties on unrecognized tax benefits.

Provisions for Loan Losses

Southwest records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the levels Southwest determines are appropriate. (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements.)

The allowance for loan losses of $45.1 million at March 31, 2012 increased $0.4 million, or 1%, from year-end 2011. The increase in the allowance for loan losses is a result of the calculation of the appropriate allowance at period end. Net charge-offs incurred in the first three months of 2012 were $1.3 million and the provision for loan losses recorded in the first quarter was $1.7 million. The provision for loan losses is the amount of expense that is required to maintain the allowance for losses at an appropriate level based upon the inherent risks in the loan portfolio after the effects of net charge-offs for the period. (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Loans” on page 27.)

Taxes on Income

Southwest’s income tax expense was $3.1 million for the first three months of 2012 compared to $1.5 million for the first three months of 2011, an increase of $1.6 million, or 104%. The increase in the income tax expense is the result of increased income. The effective tax rate for the first three months of 2012 was 37.50% while the effective tax rate for the first three months of 2011 was 38.40%.

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

Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program. There was no outstanding balance of those notes at March 31, 2012. Stillwater National has approved federal funds purchase lines totaling $93.0 million with three banks; there was no outstanding balance on these lines at March 31, 2012. Stillwater National is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program. Collateral under this program consists of pledged selected commercial and industrial loans. Currently the collateral allows Stillwater National to borrow up to $39.7 million. As of March 31, 2012, no borrowings were made through the BIC program. In addition, Stillwater National has available a $386.1 million line of credit and Bank of Kansas has a $65.7 million line of credit from the FHLB. Borrowings under the FHLB lines are secured by investment securities and loans. At March 31, 2012, the Stillwater National FHLB line of credit had an outstanding balance of $20.0 million, and the Bank of Kansas line of credit had an outstanding balance of $5.0 million.

(See also “Deposits and Other Borrowings” on page 30 for funds available on brokered certificate of deposit lines of credit and “Note 8: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements for a discussion of Southwest’s funds management unit.)

Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of U.S. government agency obligations, which are designated as pledged with Stillwater National’s safekeeping agent. These transactions are for one to four day periods. Outstanding balances under this program were $30.1 million and $31.5 million as of March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012, $254.6 million of the total carrying value of investment securities of $320.9 million were pledged as collateral to secure public and trust deposits, sweep agreements, and borrowings from the FHLB. Any amount over pledged can be released at any time.

During the first three months of 2012, no category of short-term borrowings had an average balance that exceeded 30% of ending shareholders’ equity.

During the first three months of 2012, cash and cash equivalents decreased by $38.4 million, or 17%, to $191.5 million. This decrease was the net result of $116.0 million in cash used in financing activities (primarily from decreases in deposits), offset in part by cash provided from investing activities of $60.5 million (primarily from net repayments of loans offset in part by purchases of available for sale securities) and cash provided by operating activities of $17.1 million.

During the first three months of 2011, cash and cash equivalents increased by $50.1 million, or 74%, to $117.6 million. This increase was the net result of cash provide from investing of $79.3 million (primarily net repayments of loans and proceeds from repayments, calls and maturities of securities) and cash provided by operating activities of $15.1 million, offset in part by cash used in financing activities of $44.4 million (primarily from decreases in deposits).

As of March 31, 2012, the holding company has $30.8 million in available cash.

CAPITAL REQUIREMENTS

Bank holding companies are required to maintain capital ratios set by the Federal Reserve Bank in its Risk-Based Capital Guidelines. At March 31, 2012, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 22.49%, a Tier I risk-based capital ratio of 21.21%, and a leverage ratio of 16.20%. As of March 31, 2012, Stillwater National and Bank of Kansas met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, or Bank of Kansas by bank regulators.

On January 27, 2010, Stillwater National informally agreed with the Office of the Comptroller of the Currency, its primary federal regulator, to maintain a ratio of capital to risk weighted assets of at least 12.5% and a Tier 1 leverage ratio of at least 8.5%. As of March 31, 2012, Stillwater National had a capital to risk weighted assets ratio of 20.16% and a Tier 1 leverage ratio of 14.32%.

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

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp
Policy Limit	(18.00)%	(10.00)%	(5.00)%
March 31, 2012	4.43%	0.11%	(2.01)%
December 31, 2011	4.84%	0.18%	(2.14)%

The current overnight rate as established by the Federal Open Market Committee is in the 0% to 0.25% range. Southwest believes that all down rate scenarios are impractical since they would result in an overnight rate of less than 0%. As a result, the down 100 bp, down 200 bp, and down 300 bp scenarios have been excluded. Net interest income at risk improved in the +100 bp scenario; however, the +200 bp and +300 bp scenarios experienced a modest decline when compared to the December 31, 2011 risk position. Southwest’s greatest exposure to changes in interest rate is in the +100 bp scenario with a decline in net interest income of (2.01%) at March 31, 2012, a 0.13 percentage point improvement from the December 31, 2011 level of (2.14%). All of the above measures of net interest income at risk remain well within prescribed policy limits.

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

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp
Policy Limit	(35.00)%	(20.00)%	(10.00)%
March 31, 2012	6.73%	4.99%	2.39%
December 31, 2011	9.96%	7.33%	3.75%

As of March 31, 2012, the economic value of equity improved in each of the three rising interest rate scenarios when compared to the December 31, 2011 percentages. Southwest’s largest economic value of equity exposure is the +300 bp scenario. The +300 bp scenario was 6.73% on March 31, 2012, a 3.23 percentage point reduction from the December 31, 2011 value of 9.96%. The economic value of equity ratio in all scenarios remains well within Southwest’s asset/liability management policy limits.

* * * * * * *

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of March 31, 2012. Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of March 31, 2012.

First Three Months of 2012 Changes in Internal Control over Financial Reporting

No change occurred during the first three months of 2012 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal proceedings

Southwest and its subsidiaries are regularly subject to various claims and legal actions arising in the normal course of business. Management currently does not expect that ultimate disposition of any of these matters will have a material adverse effect on Southwest’s financial statements. Southwest is not currently aware of any additional or material changes to pending or threatened litigation against Southwest or its subsidiaries that involves Southwest or any of its subsidiaries or that involves any of the property of Southwest or its subsidiaries that could have a material adverse effect on Southwest’s financial statements.

Item 1A:	Risk Factors

There were no material changes in risk factors during the first three months of 2012 from those disclosed in Southwest’s Form 10-K for the year ended December 31, 2011.

Item 2:	Unregistered sales of equity securities and use of proceeds

There were no unregistered sales of equity securities by Southwest during the quarter ended March 31, 2012.

There were no purchases of Southwest’s common stock by or on behalf of Southwest or any affiliated purchasers of Southwest (as defined in Securities and Exchange Commission Rule 10b-18) during the three months ended March 31, 2012.

Item 3:	Defaults upon senior securities

See current Report on Form 8-K dated July 25, 2011 with respect to planned arrearage on Southwest Bancorp Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B. As of the date of filing of this Report on Form 10-Q, total arrearages on this stock were $3.1 million.

Item 4:	(removed and reserved)

Item 5:	Other information

None

Item 6:	Exhibits

Exhibit 31(a), (b)	Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32(a), (b)	18 U.S.C. Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANCORP, INC.

(Registrant)

By:	/s/ Rick Green	May 4, 2012
	Rick Green	Date
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Laura Robertson	May 4, 2012
	Laura Robertson	Date
Executive Vice President, Chief Financial
Officer
(Principal Financial Officer)