Form 10-Q
period 2012-06-30
SOUTHWEST BANCORP INC
filed 2012-08-07
CIK 914374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

19,447,987 (8/01/12)

SOUTHWEST BANCORP, INC.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Financial Condition

	June 30,	December 31,
(Dollars in thousands)	2012	2011
Assets:
Cash and due from banks	$39,539	$30,247
Interest-bearing deposits	236,336	199,642

Cash and cash equivalents	275,875	229,889
Securities held to maturity (fair values of $13,735 and $15,885, respectively)	12,962	15,252
Securities available for sale (amortized cost $320,929 and $253,869, respectively)	327,416	260,100
Loans held for sale	23,996	38,695
Noncovered loans receivable	1,498,708	1,687,178
Less: Allowance for loan losses	(43,807)	(44,233)

Net noncovered loans receivable	1,454,901	1,642,945
Covered loans receivable (includes loss share of $8,096 and $10,073, respectively)	30,712	37,615
Less: Allowance for loan losses	(91)	(451)

Net covered loans receivable	30,621	37,164
Net loans receivable	1,485,522	1,680,109
Accrued interest receivable	7,014	7,176
Income tax receivable	24,974	28,666
Premises and equipment, net	22,436	22,700
Noncovered other real estate	17,263	19,844
Covered other real estate	3,825	4,529
Goodwill	6,811	6,811
Other intangible assets, net	4,760	4,857
Other assets	56,866	64,245

Total assets	$2,269,720	$2,382,873

Liabilities:
Deposits:
Noninterest-bearing demand	$421,083	$400,985
Interest-bearing demand	119,929	105,905
Money market accounts	361,839	423,181
Savings accounts	35,610	33,406
Time deposits of $100,000 or more	431,317	487,907
Other time deposits	418,601	469,998

Total deposits	1,788,379	1,921,382
Accrued interest payable	831	3,689
Other liabilities	15,470	12,174
Other borrowings	68,477	56,479
Subordinated debentures	81,963	81,963

Total liabilities	1,955,120	2,075,687
Shareholders’ equity:
Serial preferred stock - $1,000 par value; 2,000,000 shares authorized; 70,000 shares issued and outstanding	68,837	68,455
Common stock - $1 par value; 40,000,000 shares authorized; 19,447,202 and 19,444,213 shares issued and outstanding, respectively	19,447	19,444
Paid in capital	98,899	98,932
Retained earnings	125,373	118,244
Accumulated other comprehensive income	2,044	2,111

Total shareholders’ equity	314,600	307,186

Total liabilities & shareholders’ equity	$2,269,720	$2,382,873

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Operations

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands, except earnings per share data)	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$21,708	$29,478	$45,085	$60,017
Investment securities:
U.S. Government and agency obligations	411	410	804	786
Mortgage-backed securities	1,319	1,325	2,638	2,570
State and political subdivisions	257	99	469	179
Other securities	152	30	174	75
Other interest-earning assets	193	130	377	270

Total interest income	24,040	31,472	49,547	63,897

Interest expense:
Interest-bearing demand	59	103	129	227
Money market accounts	234	582	520	1,259
Savings accounts	13	10	26	26
Time deposits of $100,000 or more	1,185	2,077	2,505	4,426
Other time deposits	1,051	1,759	2,258	3,726
Other borrowings	222	494	446	991
Subordinated debentures	1,529	1,462	3,067	2,836

Total interest expense	4,293	6,487	8,951	13,491

Net interest income	19,747	24,985	40,596	50,406

Provision for loan losses	32	20,140	1,748	29,190

Net interest income after provision for loan losses	19,715	4,845	38,848	21,216

Noninterest income:
Service charges and fees	2,931	3,231	5,858	6,109
Other noninterest income (loss)	53	(28)	105	149
Gain on sales of loans, net	582	401	1,117	595
Gain on sale/call of investment securities, net	35	—	35	—

Total noninterest income	3,601	3,604	7,115	6,853

Noninterest expense:
Salaries and employee benefits	7,354	6,974	14,601	14,489
Occupancy	2,635	2,703	5,180	5,507
FDIC and other insurance	699	937	1,482	2,180
Other real estate, net	2,059	2,602	2,431	3,038
General and administrative	4,022	1,764	7,384	5,391

Total noninterest expense	16,769	14,980	31,078	30,605

Income (loss) before taxes	6,547	(6,531)	14,885	(2,536)
Taxes on income	2,430	(3,561)	5,557	(2,027)

Net income (loss)	$4,117	$(2,970)	$9,328	$(509)

Net income (loss) available to common shareholders	$3,011	$(4,027)	$7,130	$(2,619)

Basic earnings per common share	$0.15	$(0.21)	$0.37	$(0.13)
Diluted earnings per common share	0.15	(0.21)	0.37	(0.13)
Cash dividends declared per share	—	—	—	—

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands)	2012	2011	2012	2011

Net income (loss)	$4,117	$(2,970)	$9,328	$(509)

Other comprehensive income:
Unrealized holding gain on available for sale securities	177	2,892	291	3,158
Reclassification adjustment for net gains arising during the period	(35)	—	(35)	—
Change in fair value of derivative used for cash flow hedge	(547)	(667)	(322)	(1,180)

Other comprehensive income (loss), before tax	(405)	2,225	(66)	1,978
Tax benefit (expense) related to items of other comprehensive income	153	(813)	(1)	(729)

Other comprehensive income (loss), net of tax	(252)	1,412	(67)	1,249

Comprehensive income (loss)	$3,865	$(1,558)	$9,261	$740

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statement of Cash Flows

	For the six months
	ended June 30,
(Dollars in thousands)	2012	2011
Operating activities:
Net income (loss)	$9,328	$(509)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,748	29,190
Provision and adjustments to other real estate	1,337	1,452
Deferred tax expense	5,411	4,113
Asset depreciation	1,209	1,351
Securities premium amortization, net of discount accretion	1,385	1,123
Amortization of intangibles	719	582
Stock based compensation expense	28	179
Net gain on sales/calls of investment securities	(35)	—
Net gain on sales of available for sale loans	(1,117)	(595)
Net (gain) loss on sales of premises/equipment	(3)	13
Net gain on sales of other real estate	(65)	(167)
Proceeds from sales of held for sale loans	58,064	28,064
Held for sale loans originated for resale	(60,001)	(29,284)
Net changes in assets and liabilities:
Accrued interest receivable	162	617
Other assets	1,185	1,922
Income taxes receivable / payable	3,637	(14,394)
Excess tax expense from share-based payment arrangements	55	123
Accrued interest payable	(2,858)	(3)
Other liabilities	667	(1,124)

Net cash provided by operating activities	20,856	22,653

Investing activities:
Proceeds from sales of available for sale securities	6,588	—
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	2,250	2,345
Available for sale securities	35,541	31,177
Redemptions (purchases) of other investments	133	(28)
Purchases of available for sale securities	(110,500)	(37,116)
Principal repayments, net of loans originated	209,847	128,091
Purchases of premises and equipment	(1,081)	(773)
Proceeds from sales of premises and equipment	139	48
Proceeds from sales of other real estate	3,248	12,452

Net cash provided by investing activities	146,165	136,196

Financing activities:
Net decrease in deposits	(133,003)	(158,492)
Net increase in other borrowings	11,998	2,080
Net proceeds from issuance of common stock	25	41
Excess tax expense from share-based payment arrangements	(55)	(123)
Preferred stock dividends paid	—	(1,750)

Net cash used in financing activities	(121,035)	(158,244)

Net increase in cash and cash equivalents	45,986	605
Cash and cash equivalents:
Beginning of period	229,889	67,496

End of period	$275,875	$68,101

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

						Accumulated
				Additional		Other	Total
	Preferred	Common Stock		Paid in	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2010	$67,724	19,421,900	$19,422	$98,894	$190,793	$979	$377,812

Dividends (paid and /or accrued):
Preferred	—	—	—	—	(1,750)	—	(1,750)
Warrant amortization	360	—	—	—	(360)	—	—
Common stock issued	—	15,400	15	210	—	—	225
Net common stock issued under employee plans and related tax expense	—	1,867	2	(99)	—	—	(97)
Other comprehensive loss, net of tax	—	—	—	—	—	1,249	1,249
Net income (loss)	—	—	—	—	(509)	—	(509)

Balance, June 30, 2011	$68,084	19,439,167	$19,439	$99,005	$188,174	$2,228	$376,930

Balance, December 31, 2011	$68,455	19,444,213	$19,444	$98,932	$118,244	$2,111	$307,186

Dividends (paid and /or accrued):
Preferred	—	—	—	—	(1,817)	—	(1,817)
Warrant amortization	382	—	—	—	(382)	—	—
Net common stock issued under employee plans and related tax expense	—	2,989	3	(33)	—	—	(30)
Other comprehensive income, net of tax	—	—	—	—	—	(67)	(67)
Net income (loss)	—	—	—	—	9,328	—	9,328

Balance, June 30, 2012	$68,837	19,447,202	$19,447	$98,899	$125,373	$2,044	$314,600

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1: SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal recurring adjustments. The results of operations for the three and six months ended June 30, 2012, and the cash flows for the six months ended June 30, 2012, should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2011.

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

NOTE 2: INVESTMENT SECURITIES

A summary of the amortized cost and fair values of investment securities at June 30, 2012 and December 31, 2011 follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At June 30, 2012:
Held to Maturity:
Obligations of state and political subdivisions	$12,962	$773	$—	$13,735

Total	$12,962	$773	$—	$13,735

Available for Sale:
Federal agency securities	$83,628	$1,294	$(6)	$84,917
Obligations of state and political subdivisions	25,543	565	(51)	26,057
Residential mortgage-backed securities	210,555	4,471	(210)	214,816
Equity securities	1,203	423	—	1,626

Total	$320,929	$6,753	$(267)	$327,416

At December 31, 2011:
Held to Maturity:
Obligations of state and political subdivisions	$15,252	$633	$—	$15,885

Total	$15,252	$633	$—	$15,885

Available for Sale:
Federal agency securities	$64,524	$1,051	$(22)	$65,553
Obligations of state and political subdivisions	10,926	196	(19)	11,103
Residential mortgage-backed securities	177,365	4,889	(107)	182,147
Equity securities	1,054	243	—	1,297

Total	$253,869	$6,379	$(148)	$260,100

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal National Mortgage Association (“Fannie Mae”).

Securities with limited marketability, such as Federal Reserve Bank stock, Federal Home Loan Bank stock, and certain other investments, are carried at cost and included in other assets on the unaudited consolidated statement of financial condition. Total investments carried at cost were $9.9 million and $10.5 million at June 30, 2012 and December 31, 2011, respectively. During the second quarter other-than-temporary impairment analysis, one investment incurred a write-down of $0.4 million. There are no other identified events or changes in circumstances that may have a significant adverse effect on the investments carried at cost.

A comparison of the amortized cost and approximate fair value of Southwest’s investment securities by maturity date at June 30, 2012 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
One year or less	$17,218	$17,506	$1,128	$1,133
More than one year through five years	209,161	213,750	1,947	1,985
More than five years through ten years	80,271	81,518	6,435	6,736
More than ten years	14,279	14,642	3,452	3,881

Total	$320,929	$327,416	$12,962	$13,735

The foregoing analysis assumes that Southwest’s residential mortgage-backed securities mature during the period in which they are estimated to prepay. No other prepayment or repricing assumptions have been applied to Southwest’s investment securities for this analysis.

Gain or loss on sale of investments is based upon the specific identification method. Sales of securities available for sale were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Proceeds from sales	$6,588	$—	$6,588	$—
Gross realized gains	45	—	45	—
Gross realized losses	(10)	—	(10)	—

The following table shows securities with gross unrealized losses and their fair values by the length of time that the individual securities had been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011. Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized Loss Existing for:
(Dollars in thousands)	Number of Securities	Amortized cost of securities with unrealized losses	Less Than 12 Months	More Than 12 Months	Fair value of securities with unrealized losses
At June 30, 2012:
Available for Sale:
Federal agency securities	2	$4,191	$(6)	$—	$4,185
Obligations of state and political subdivisions	3	4,740	(51)	—	4,689
Residential mortgage-backed securities	20	35,972	(210)	—	35,762

Total	25	$44,903	$(267)	$—	$44,636

At December 31, 2011:
Available for Sale:
Federal agency securities	3	$5,461	$(22)	$—	$5,439
Obligations of state and political subdivisions	3	3,853	(19)	—	3,834
Residential mortgage-backed securities	22	19,666	(107)	—	19,558

Total	28	$28,980	$(148)	$—	$28,831

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time Southwest expects to receive full value for the securities. Furthermore, as of June 30, 2012, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not more likely than not that Southwest will have to sell any such securities before a recovery of cost. The declines in fair value were attributable to increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates. Management does not believe any of the securities are impaired due to credit quality. Accordingly, as of June 30, 2012, management believes the impairment of these investments is not deemed to be other-than-temporary.

As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, and borrowings from the FHLB. Securities with an amortized cost of $258.4 million and $212.3 million were pledged to meet such requirements at June 30, 2012 and December 31, 2011, respectively. Any amount over-pledged can be released at any time.

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas. Its commercial lending operations are concentrated in Oklahoma City, Dallas, Tulsa, and other metropolitan markets in Texas, Kansas, and Oklahoma. As a result, the collectability of Southwest’s loan portfolio can be affected by changes in the economic conditions in those states and markets. Please see Note 8: Operating Segments for more detail regarding loans by market. At June 30, 2012 and December 31, 2011, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.

Southwest’s loan classifications were as follows:

	At June 30, 2012		At December 31, 2011
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Real estate mortgage:
Commercial	$931,239	$21,472	$1,028,561	$23,686
One-to-four family residential	74,390	5,432	80,375	7,072
Real estate construction:
Commercial	211,098	1,627	227,098	3,746
One-to-four family residential	4,184	—	4,987	—
Commercial	263,085	2,033	346,266	2,841
Installment and consumer:
Guaranteed student loans	5,153	—	5,396	—
Other	33,555	148	33,190	270

	1,522,704	30,712	1,725,873	37,615
Less: Allowance for loan losses	(43,807)	(91)	(44,233)	(451)

Total loans, net	$1,478,897	$30,621	$1,681,640	$37,164

Concentrations of Credit. At June 30, 2012, $536.1 million, or 35%, of Southwest’s noncovered loans consisted of loans to individuals and businesses in the healthcare industry. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Loans Held for Sale. Southwest had loans which were held for sale of $24.0 million and $38.7 million at June 30, 2012 and December 31, 2011, respectively. These loans are carried at the lower of cost or market value. Guaranteed student loans are generally sold to a single servicer. A substantial portion of the one-to-four family residential loans and loan servicing rights are primarily sold to one investor. These mortgage loans are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan. Southwest also provides United States Department of Agriculture (“USDA”) government guaranteed commercial real estate lending services to rural healthcare providers. These loans are available for sale in the secondary market.

Loan Servicing. Southwest earns fees for servicing real estate mortgages and other loans owned by others. The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned. The unpaid principal balance of real estate mortgage loans serviced for others totaled $305.5 million and $283.1 million at June 30, 2012 and June 30, 2011, respectively. Loan servicing rights are capitalized based on estimated fair value at the point of origination. The servicing rights are amortized on an individual loan by loan basis over the period of estimated net servicing income.

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

Loans covered under the loss sharing agreements with the FDIC, including the amounts of expected reimbursements from the FDIC under these agreements, are reported in loans and are referred to as “covered” loans. Covered loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses. Subsequent decreases in expected cash flows are recognized as impairments. Valuation allowances on these covered loans reflect only losses incurred after the acquisition.

The expected payments from the FDIC under the loss sharing agreements are recorded as part of the covered loans in the Unaudited Consolidated Statement of Financial Condition. As of June 30, 2012, Bank of Kansas has identified $20.2 million in cumulative net losses that have been submitted to the FDIC under such loss sharing agreements.

Changes in the carrying amounts and accretable yields for ASC 310.30 loans were as follows for the three and six months ended June 30, 2012 and June 30, 2011.

	For the three months ended June 30,
	2012		2011
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$1,918	$33,315	$2,644	$49,117
Payments received	—	(2,568)	—	(69)
Transfers to other real estate / repossessed assets	(3)	(173)	—	—
Charge-offs	(1)	(40)	(3)	(2,963)
Net reclassifications to / from nonaccretable amount	—	—	—	—
Accretion	(156)	178	(68)	68

Balance at end of period	$1,758	$30,712	$2,573	$46,153

	For the six months ended June 30,
	2012		2011
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$2,402	$37,615	$2,688	$53,628
Payments received	—	(5,860)	—	(3,265)
Transfers to other real estate / repossessed assets	6	(1,163)	4	(1,008)
Charge-offs	(5)	(112)	4	(3,325)
Net reclassifications to / from nonaccretable amount	(271)	—	—	—
Accretion	(374)	232	(123)	123

Balance at end of period	$1,758	$30,712	$2,573	$46,153

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

Under generally accepted accounting principles and instructions to reports of condition and income of federal banking regulators, a nonaccrual loan may be returned to accrual status: when none of its principal and interest is due and unpaid, repayment is expected, and there has been a sustained period (at least six months) of repayment performance; when the loan is not brought current, but there is a sustained period of performance and repayment within a reasonable period is reasonably assured; or when the loan otherwise becomes well-secured and in the process of collection. Purchased nonperforming loans also may be returned to accrual status without becoming fully current. Loans that have been restructured because of weakened financial positions of the borrowers also may be returned to accrual status if repayment is reasonably assured under the revised terms and there has been a sustained period of repayment performance.

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

The following table shows the recorded investment in loans on nonaccrual status.

	At June 30, 2012		At December 31, 2011
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Real estate mortgage:
Commercial	$4,932	$4,286	$4,667	$3,554
One-to-four family residential	919	105	1,468	188
Real estate construction:
Commercial	3,608	1,329	3,877	3,009
Commercial	10,878	343	3,371	370
Other consumer	137	4	123	7

Total nonaccrual loans	$20,474	$6,067	$13,506	$7,128

During the first six months of 2012, less than $0.1 million of interest income was received on nonaccruing loans. If interest on all nonaccrual loans had been accrued for the six months ended June 30, 2012, additional interest income of $0.7 million would have been recorded.

Cumulative charge-offs against noncovered nonaccrual loans at June 30, 2012 and December 31, 2011 were $15.1 million and $13.6 million, respectively.

As of June 30, 2012 and December 31, 2011, included in noncovered nonaccrual loans are five collateral dependent lending relationships with aggregate principal balances of approximately $16.2 million and $9.3 million, respectively, and related impairment reserves of $2.1 million and $0.4 million, respectively, which were established either based on recent appraisal values obtained for the respective properties or the discounted present value of expected cash flows using the loan’s initial effective interest rate. Three of these lending relationships are secured by commercial real estate and include a retail building project with one loan outstanding, two commercial building lending relationships, one with one loan outstanding and the other with three loans outstanding. The remaining consists of two commercial relationships, one with one loan outstanding and the other with four loans outstanding.

The following table shows an age analysis of past due loans at June 30, 2012 and December 31, 2011.

(Dollars in thousands)	30-89 days past due	90 days and greater past due	Total past due	Current	Total loans	Recorded loans > 90 days and accruing

At June 30, 2012
Noncovered:
Real estate mortgage:
Commercial	$1,713	$4,932	$6,645	$924,594	$931,239	$—
One-to-four family residential	86	1,125	1,211	73,179	74,390	206
Real estate construction:
Commercial	13,073	3,608	16,681	194,417	211,098	—
One-to-four family residential	—	—	—	4,184	4,184	—
Commercial	8,452	10,878	19,330	243,755	263,085	—
Other	450	176	626	38,082	38,708	39

Total - noncovered	23,774	20,719	44,493	1,478,211	1,522,704	245

Covered:
Real estate mortgage:
Commercial	674	4,286	4,960	16,512	21,472	—
One-to-four family residential	26	105	131	5,301	5,432	—
Real estate construction:
Commercial	—	1,329	1,329	298	1,627	—
Commercial	268	343	611	1,422	2,033	—
Other	—	4	4	144	148	—

Total - covered	968	6,067	7,035	23,677	30,712	—

Total	$24,742	$26,786	$51,528	$1,501,888	$1,553,416	$245

At December 31, 2011
Noncovered:
Real estate mortgage:
Commercial	$2,567	$4,667	$7,234	$1,021,327	$1,028,561	$—
One-to-four family residential	1,206	1,491	2,697	77,678	80,375	23
Real estate construction:
Commercial	1,825	3,877	5,702	221,396	227,098	—
One-to-four family residential	—	—	—	4,987	4,987	—
Commercial	8,331	3,374	11,705	334,561	346,266	3
Other	362	140	502	38,084	38,586	17

Total - noncovered	14,291	13,549	27,840	1,698,033	1,725,873	43

Covered:
Real estate mortgage:
Commercial real estate	2,243	3,554	5,797	17,889	23,686	—
One-to-four family residential	—	188	188	6,884	7,072	—
Real estate construction:
Commercial	—	3,009	3,009	737	3,746	—
Commercial	—	370	370	2,471	2,841	—
Other	—	7	7	263	270	—

Total - covered	2,243	7,128	9,371	28,244	37,615	—

Total	$16,534	$20,677	$37,211	$1,726,277	$1,763,488	$43

Impaired Loans. A loan is considered to be impaired when, based on current information and events, it is probable that Southwest will be unable to collect all amounts due according to the contractual terms of the loan agreement. Each loan deemed to be impaired (all loans on nonaccrual status and troubled debt restructurings) is evaluated on an individual basis using the discounted present value of expected cash flows using the loan’s initial effective interest rate, the fair value of collateral, or the market value of the loan. Smaller balance, homogeneous loans, including mortgage, student, and consumer, are collectively evaluated for impairment.

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans or portions thereof, are charged-off when deemed uncollectible.

Impaired loans are shown in the following table:

	With No Specific Allowance		With A Specific Allowance
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Investment	Balance	Allowance
At June 30, 2012
Noncovered:
Commercial real estate	$19,063	$19,282	$13,693	$14,115	$3,706
One-to-four family residential	423	515	496	623	59
Real estate construction	4,250	7,939	240	259	50
Commercial	7,712	11,217	6,031	7,154	2,965
Other	38	39	99	113	99

Total noncovered	$31,486	$38,992	$20,559	$22,264	$6,879

Covered:
Commercial real estate	$3,960	$4,942	$326	$371	$2
One-to-four family residential	55	104	50	70	3
Real estate construction	130	309	1,199	2,106	36
Commercial	343	1,890	—	—	—
Other	4	8	—	—	—

Total covered	$4,492	$7,253	$1,575	$2,547	$41

At December 31, 2011
Noncovered:
Commercial real estate	$17,985	$18,142	$3,716	$5,366	$411
One-to-four family residential	984	1,130	484	611	21
Real estate construction	11,735	15,244	248	262	73
Commercial	7,283	7,710	3,207	4,958	349
Other	11	12	112	123	112

Total noncovered	$37,998	$42,238	$7,767	$11,320	$966

Covered:
Commercial real estate	$2,486	$2,670	$1,068	$1,271	$140
One-to-four family residential	118	190	70	138	5
Real estate construction	758	1,071	2,251	3,102	258
Commercial	338	542	32	350	32
Other	7	29	—	—	—

Total covered	$3,707	$4,502	$3,421	$4,861	$435

The average recorded investment and interest income recognized on impaired loans as of June 30, 2012 and June 30, 2011 is shown in the following table:

	As of and for the six months ended June 30,
	2012		2011
	Average		Average
	Recorded	Interest	Recorded	Interest
(Dollars in thousands)	Investment	Income	Investment	Income
Noncovered:
Commercial real estate	$28,174	$—	$83,325	$—
One-to-four family residential	859	25	1,399	3
Real estate construction	4,667	9	61,368	—
Commercial	9,312	5	16,698	55
Other	148	—	60	1

Total noncovered	$43,160	$39	$162,850	$59

Covered:
Commercial real estate	$22,464	$20	$28,940	$10
One-to-four family residential	6,168	—	8,360	—
Real estate construction	2,718	38	6,595	—
Commercial	2,376	—	4,975	—
Other	194	1	541	—

Total covered	$33,920	$59	$49,411	$10

Troubled Debt Restructurings. The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from loss mitigation activities and can include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Troubled debt restructurings are classified as impaired at the time of restructuring and classified as nonperforming, potential problem, or performing restructured, as applicable. Typically loans modified in a trouble debt restructuring are returned to performing status after considering the borrower’s sustained repayment for a reasonable period of at least six months.

When Southwest modifies loans in a troubled debt restructuring, an evaluation of any possible impairment is performed similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use of the current fair value of the collateral, less selling costs for collateral dependent loans. If it is determined that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized through an allowance estimate or a charge-off to the allowance. In periods subsequent to modification, all loans modified in troubled debt restructurings are evaluated, including those that have payment defaults, for possible impairment.

Troubled debt restructured loans outstanding as of June 30, 2012 and December 31, 2011 are as follows:

	At June 30, 2012		At December 31, 2011
(Dollars in thousands)	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial real estate	$29,524	$3,027	$17,034	$2,816
One-to-four family residential	—	153	—	—
Real estate construction	881	130	8,106	—
Commercial	2,866	578	7,119	1,371
Consumer	—	99	—	112

Total	$33,271	$3,987	$32,259	$4,299

At June 30, 2012 and December 31, 2011, Southwest had no significant commitments to lend additional funds to debtors whose loan terms have been modified in troubled debt restructuring.

Loans modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2012 and June 30, 2011 are shown in the following tables:

	For the three months ended June 30,
	2012		2011
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial real estate	2	$232	1	$942
Commercial	—	—	2	373

Total	2	$232	3	$1,315

	For the six months ended June 30,
	2012		2011
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial real estate	4	$12,454	2	$4,642
One-to-four family residential	1	95	—	—
Real estate construction	1	881	—	—
Commercial	2	341	6	3,726

Total	8	$13,771	8	$8,368

The modifications of loans identified as troubled debt restructurings primarily related to payment extensions and/or reductions in the interest rate. The financial impact of troubled debt restructurings is not significant.

The following tables present the recorded investment and the number of loans modified as a troubled debt restructuring which subsequently defaulted during the three and six month periods ended June 30, 2012 and June 30, 2011. Default, for this purpose, is deemed to occur when a loan is 90 days or more past due or transferred to nonaccrual and is within twelve months of restructuring.

	For the three months ended June 30,
	2012		2011
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	Investment	Contracts	Investment
Commercial	2	$115	—	$—

Total	2	$115	—	$—

	For the six months ended June 30,
	2012		2011
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	Investment	Contracts	Investment
Commercial	2	$115	—	$—

Total	2	$115	—	$—

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

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligors or of the collateral pledged, if any. Loans so classified have one or more well-defined weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Southwest will sustain some loss if the deficiencies are not corrected. These loans are considered potential problem or nonperforming loans depending on the accrual status of the loans.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. These loans are considered nonperforming.

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans. As of June 30, 2012 and December 31, 2011, based on the most recent analysis performed as of those dates, the risk category of loans by class is as follows:

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At June 30, 2012
Grade:
Pass	$798,224	$76,725	$119,341	$233,444	$38,525	$1,266,259
Special Mention	72,553	616	67,190	7,759	150	148,268
Substandard	80,082	2,481	30,378	23,100	181	136,222
Doubtful	1,852	—	—	815	—	2,667

Total	$952,711	$79,822	$216,909	$265,118	$38,856	$1,553,416

At December 31, 2011
Grade:
Pass	$927,652	$84,475	$139,431	$301,636	$38,202	$1,491,396
Special Mention	60,000	564	46,126	11,345	642	118,677
Substandard	62,790	2,408	50,136	35,164	12	150,510
Doubtful	1,805	—	138	962	—	2,905

Total	$1,052,247	$87,447	$235,831	$349,107	$38,856	$1,763,488

Allowance for Loan Losses. The allowance for loan losses is a reserve established through the provision for loan losses charged to operations. Loan amounts which are determined to be uncollectible are charged against this allowance, and recoveries, if any, are added to the allowance. The appropriate amount of the allowance is based on continuous review and evaluation of the loan portfolio and ongoing, quarterly assessments of the probable losses inherent in the loan and lease portfolio. The amount of the loan loss provision for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate after the effects of net charge-offs for the period.

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

The following table shows the balance in the allowance for loan losses and the recorded investment in loans by portfolio classification disaggregated on the basis of impairment evaluation method.

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At June 30, 2012
Balance at beginning of period	$21,749	$1,016	$11,177	$9,827	$915	$44,684
Loans charged-off	(129)	(213)	—	(3,404)	(419)	(4,165)
Recoveries	23	195	128	966	319	1,631
Provision for loan losses	720	(138)	(668)	1,812	22	1,748

Balance at end of period	$22,363	$860	$10,637	$9,201	$837	$43,898

Allowance for loan losses ending balance:
Individually evaluated for impairment	$3,706	$59	$50	$2,965	$99	$6,879
Collectively evaluated for impairment	18,617	786	10,551	6,236	738	36,928
Acquired with deteriorated credit quality	40	15	36	—	—	91

Total ending allowance balance	$22,363	$860	$10,637	$9,201	$837	$43,898

Loans receivable ending balance:
Individually evaluated for impairment	$32,756	$919	$4,490	$13,743	$137	$52,045
Collectively evaluated for impairment	898,483	73,471	210,792	249,342	38,571	1,470,659
Acquired with deteriorated credit quality	21,472	5,432	1,627	2,033	148	30,712

Total ending loans balance	$952,711	$79,822	$216,909	$265,118	$38,856	$1,553,416

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At June 30, 2011
Balance at beginning of period	$32,508	$1,597	$19,605	$10,605	$914	$65,229
Loans charged-off	(14,962)	(267)	(12,209)	(12,903)	(613)	(40,954)
Recoveries	79	44	350	567	70	1,110
Provision for loan losses	5,805	(97)	10,126	12,726	630	29,190

Balance at end of period	$23,430	$1,277	$17,872	$10,995	$1,001	$54,575

Allowance for loan losses ending balances:
Individually evaluated for impairment	$3,141	$14	$7,860	$3,344	$144	$14,503
Collectively evaluated for impairment	20,289	1,263	10,012	7,651	857	40,072
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$23,430	$1,277	$17,872	$10,995	$1,001	$54,575

Loans receivable ending balance:
Individually evaluated for impairment	$100,019	$1,417	$78,486	$20,119	$153	$200,194
Collectively evaluated for impairment	1,162,734	85,990	320,490	384,110	39,782	1,993,106
Acquired with deteriorated credit quality	26,976	8,113	6,173	4,461	430	46,153

Total ending loans balance	$1,289,729	$95,520	$405,149	$408,690	$40,365	$2,239,453

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

The estimated fair value amounts have been determined by Southwest using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount Southwest could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. There were no changes in valuation methods used to estimate fair value during the six months ended June 30, 2012.

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

The fair value of a certain private equity investment is estimated based on Southwest’s proportionate share of the net asset value, $1.5 million and $1.2 million as of June 30, 2012 and December 31, 2011, respectively. The investee invests in small and mid-sized U.S. financial institutions and other financial-related companies. This investment has a quarterly redemption with sixty-five days’ notice.

Derivative instrument – Southwest utilizes an interest rate swap agreement to convert one of its variable-rate subordinated debentures to a fixed rate (cash flow hedge). The fair value of the interest rate swap agreement is obtained from dealer quotes.

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At June 30, 2012
Loans held for sale:
Student loans	$5,153	$—	$5,153	$—
One-to-four family residential	6,411	—	6,411	—
Government guaranteed commercial real estate	12,321	—	12,321	—
Other loans held for sale	111	—	111	—

Available for sale securities:
Federal agency securities	84,917	—	84,917	—
Obligations of state and political subdivisions	26,057	—	26,057	—
Residential mortgage-backed securities	214,816	—	214,816	—
Equity securities	1,626	95	1,531	—

Derivative instrument	(3,156)	—	(3,156)	—

Total	$348,256	$95	$348,161	$—

At December 31, 2011
Loans held for sale:
Student loans	$5,396	$—	$5,396	$—
One-to-four family residential	3,547	—	3,547	—
Government guaranteed commercial real estate	29,624	—	29,624	—
Other loans held for sale	128	—	128	—

Available for sale securities:
Federal agency securities	65,553	—	65,553	—
Obligations of state and political subdivisions	11,103	—	11,103	—
Residential mortgage-backed securities	182,147	—	182,147	—
Equity securities	1,297	80	1,217	—

Derivative instrument	(2,834)	—	(2,834)	—

Total	$295,961	$80	$295,881	$—

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

Assets that are measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011 are summarized below.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
At June 30, 2012
Noncovered impaired loans at fair value :
Commercial real estate	$15,845	$—	$15,845	$—	$(3,247)
One-to-four family residential	515	—	515	—	85
Real estate construction	240	—	240	—	3,531
Commercial	13,558	—	13,558	—	(3,649)
Other consumer	99	—	99	—	13

Noncovered other real estate	17,263	—	17,263	—	(997)
Covered other real estate	3,825	—	3,825	—	(45)
Mortgage loan servicing rights	1,975	—	—	1,975	(141)

Total	$53,320	$—	$51,345	$1,975	$(4,450)

At December 31, 2011
Noncovered impaired loans at fair value :
Commercial real estate	$3,716	$—	$3,716	$—	$(1,727)
One-to-four family residential	604	—	604	—	(55)
Real estate construction	3,877	—	3,877		(3,569)
Commercial	3,239	—	3,239	—	(1,964)
Other consumer	112	—	112	—	(103)

Noncovered other real estate	19,844	—	19,844	—	(3,104)
Mortgage loan servicing rights	1,817	—	—	1,817	(315)

Total	$33,209	$—	$31,392	$1,817	$(10,837)

Noncovered impaired loans measured at fair value with a carrying amount of $39.8 million were written down to a fair value of $30.3 million, resulting in a life-to-date impairment of $9.5 million, of which $3.3 million was included in the provision for loan losses for the six months ended June 30, 2012. As of December 31, 2011, noncovered impaired loans measured at fair value with a carrying amount of $19.7 million were written down to the fair value of $11.5 million at December 31, 2011, resulting in a life-to-date impairment charge of $8.1 million, of which $7.4 million was included in the provision for loan losses for the year ended December 31, 2011.

As of June 30, 2012, noncovered and covered other real estate assets were written down to their fair values, resulting in an impairment charge of approximately $1.0 million and $45,000, respectively, which was included in noninterest expense for the six months ended June 30, 2012. In the prior year, only noncovered other real estate assets were written down to their respective fair values, resulting in impairment charges of $3.1 million, which was included in noninterest expense for the year ended December 31, 2011.

For the six months ended June 30, 2012 and for the year ended December 31, 2011, mortgage loan servicing rights were written down to their fair values, resulting in impairment charges of $0.1 million and $0.3 million, respectively, which were included in noninterest income for each period.

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

Other liabilities and accrued interest payable – The estimated fair value of other liabilities, which primarily includes trade accounts payable and accrued interest payable, approximates their carrying values.

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

Subordinated debentures – Two subordinated debentures have floating rates that reset quarterly and the third subordinated debenture has a fixed rate. The fair value of the fixed rate subordinated debenture is based on market price. The fair value of the floating rate subordinated debentures approximates carrying value at June 30, 2012. The fair value of the floating rate subordinated debentures at December 31, 2011 was estimated by taking into consideration the liquidity discount implied by the market price of the fixed rate subordinated debenture at December 31, 2011.

The carrying values and estimated fair values of Southwest’s financial instruments segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	At June 30, 2012		At December 31, 2011
(Dollars in thousands)	Carrying Values	Fair Values	Carrying Values	Fair Values
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$275,875	$275,875	$30,247	$30,247
Securities held to maturity	12,962	13,735	15,252	15,885
Accrued interest receivable	7,014	7,014	7,176	7,176
Investments included in other assets	9,949	9,949	10,454	10,454
Level 3 inputs:
Total loans, net of allowance	1,509,518	1,492,740	1,718,804	1,708,894
Financial liabilities:
Level 2 inputs:
Deposits	1,788,379	1,751,025	1,921,382	1,883,196
Accrued interest payable	831	831	3,689	3,689
Other liabilities	12,314	12,314	9,340	9,340
Derivative instrument	3,156	3,156	2,834	2,834
Other borrowings	68,477	72,541	56,479	60,688
Subordinated debentures	81,963	82,584	81,963	72,423

NOTE 5: DERIVATIVE INSTRUMENTS

Southwest has an interest rate swap agreement with a total notional amount of $25.0 million. The interest rate swap contract was designated as a hedging instrument in cash flow hedges with the objective of protecting the overall cash flow from Southwest’s quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven year period beginning February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month London Interbank Offered Rate (“LIBOR”). Under the swap, Southwest will pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85% on a total notional amount of $25.0 million, with quarterly settlements. The rate received by Southwest as of June 30, 2012 was 3.32%.

The estimated fair value of the interest rate derivative contract outstanding as of June 30, 2012 and December 31, 2011 resulted in a pre-tax loss of $3.2 million and $2.8 million, respectively, and was included in other liabilities in the Unaudited Consolidated Statement of Financial Condition. Southwest obtained the counterparty valuation to validate its interest rate derivative contract as of June 30, 2012 and December 31, 2011.

The effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument, a $0.2 million loss and a $0.7 million loss for the six months ended June 30, 2012 and June 30, 2011, respectively, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense. No ineffectiveness related to the interest rate derivative was recognized during either reporting period.

Net cash flows as a result of the interest rate swap agreement were $0.3 million for both the six months ended June 30, 2012 and June 30, 2011, respectively, and were included in interest expense on subordinated debentures.

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

The fair value of cash and securities posted as collateral by Southwest related to the derivative contract was $3.9 million and $3.8 million at June 30, 2012 and December 31, 2011, respectively.

NOTE 6: TAXES ON INCOME

Net deferred tax assets totaled $35.5 million at June 30, 2012 and $40.9 million at December 31, 2011. Net deferred tax assets are included in other assets and no valuation allowance is recorded.

Southwest is in a cumulative pretax loss position for the trailing three-year period ended June 30, 2012. Under current accounting guidance, this represents significant negative evidence in the determination of the need for a valuation allowance. Included in the three-year pretax loss position is $101.0 million related to the nonrecurring sale of nonperforming assets and potential problem loans that occurred in the fourth quarter of 2011.

Southwest conducted an interim analysis to assess the need for a valuation allowance at June 30, 2012. As part of this analysis management considered negative evidence associated with the trailing cumulative loss position against positive evidence associated with the taxable income generated in the first six months of 2012, a long history of taxable income, the projected current federal income tax receivable, and projected pre-tax income in future years. While realization of the deferred tax benefit is not assured, it is management’s judgment, after review of all available evidence and based on the weight of such evidence, that a valuation allowance is not required as realization of these benefits meets the “more likely than not” standard under generally accepted accounting principles.

Southwest and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Southwest is no longer subject to U.S. federal or state tax examinations for years before 2009. On February 15, 2012, Southwest was notified by the Internal Revenue Service that it was under audit for the 2009 income tax filing.

NOTE 7: EARNINGS PER SHARE

Earnings per common share is computed using the two-class method prescribed by ASC 260, Earnings Per Share. Using the two-class method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which excludes outstanding unvested restricted stock. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method. Stock options and warrants with exercise prices greater than the average market price of common shares were not included in the computation of earnings per diluted share as they would have been antidilutive. On June 30, 2012 and 2011, there were 14,500 and 141,266 antidilutive stock options to purchase common shares, respectively. An antidilutive warrant to purchase 703,753 shares of common stock was also outstanding on June 30, 2012.

The following table shows the computation of basic and diluted earnings per common share:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except earnings per share data)	2012	2011	2012	2011
Numerator:
Net income (loss)	$4,117	$(2,970)	$9,328	$(509)
Preferred dividend	(914)	(875)	(1,817)	(1,750)
Warrant amortization	(193)	(182)	(382)	(360)

Net income (loss) available to common shareholders	$3,010	$(4,027)	$7,129	$(2,619)
Earnings allocated to participating securities	—	—	—	—

Numerator for basic earnings per common share	$3,010	$(4,027)	$7,129	$(2,619)
Effect of reallocating undistributed earnings of participating securities	—	—	—	—

Numerator for diluted earnings per common share	$3,010	$(4,027)	$7,129	$(2,619)
Denominator:
Denominator for basic earnings per common share - Weighted average common shares outstanding	19,446,086	19,414,658	19,445,392	19,412,002
Effect of dilutive securities:
Stock options	—	—	—	—
Warrant	—	—	—	—

Denominator for diluted earnings per common share	19,446,086	19,414,658	19,445,392	19,412,002
Earnings per common share:
Basic	$0.15	$(0.21)	$0.37	$(0.13)

Diluted	$0.15	$(0.21)	$0.37	$(0.13)

NOTE 8: OPERATING SEGMENTS

Southwest operates six principal segments: Oklahoma Banking, Texas Banking, Kansas Banking, Out of Market, Secondary Market, and Other Operations. The Oklahoma Banking segment, the Texas Banking segment, and the Kansas Banking segment provide deposit and lending services to customers in the states of Oklahoma, Texas, and Kansas. The Out of Market segment provides lending services to customers outside Oklahoma, Texas, and Kansas. The Secondary Market segment consists of three operating units: one that provides student lending services to post-secondary students in Oklahoma and several other states, one that provides residential mortgage lending services to customers in Oklahoma, Texas, and Kansas, and one that provides United States Department of Agriculture (“USDA”) government guaranteed commercial real estate lending services to rural healthcare providers. Other Operations includes Southwest’s funds management unit, SNB Wealth Management, and corporate investments.

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

The following table summarizes financial results by operating segment:

For the Three Months Ended June 30, 2012
(Dollars in thousands)	Oklahoma Banking	Texas Banking	Kansas Banking	Out of Market	Secondary Market	Other Operations*	Total Company

Net interest income	$9,637	$7,841	$2,894	$1,316	$288	$(2,229)	$19,747
Provision for loan losses	(1,879)	2,229	(62)	(256)	—	—	32
Noninterest income	1,856	406	488	69	475	307	3,601
Noninterest expenses	6,210	3,740	4,124	533	567	1,595	16,769

Income (loss) before taxes	7,162	2,278	(680)	1,108	196	(3,517)	6,547
Taxes on income	2,665	843	(256)	415	72	(1,309)	2,430

Net income (loss)	$4,497	$1,435	$(424)	$693	$124	$(2,208)	$4,117

For the Six Months Ended June 30, 2012
(Dollars in thousands)	Oklahoma Banking	Texas Banking	Kansas Banking	Out of Market	Secondary Market	Other Operations*	Total Company

Net interest income	$19,577	$16,181	$6,157	$2,712	$677	$(4,708)	$40,596
Provision for loan losses	(1,996)	2,916	(1,045)	1,873	—	—	1,748
Noninterest income	3,602	857	1,002	116	1,025	513	7,115
Noninterest expenses	12,960	6,786	6,902	759	1,048	2,623	31,078

Income (loss) before taxes	12,215	7,336	1,302	196	654	(6,818)	14,885
Taxes on income	4,560	2,739	486	73	244	(2,545)	5,557

Net income (loss)	$7,655	$4,597	$816	$123	$410	$(4,273)	$9,328

*	Includes externally generated revenue of $1.3 million, primarily from investing services, and an internally generated loss of $5.5 million from the funds management unit

Fixed asset expenditures	$153	$63	$34	$—	$—	$831	$1,081
Total loans at period end	597,506	596,262	198,404	137,248	23,996	—	1,553,416
Total assets at period end	637,205	594,652	208,862	135,458	26,654	666,889	2,269,720
Total deposits at period end	1,327,514	154,818	274,233	—	3,921	27,893	1,788,379

For the Three Months Ended June 30, 2011
(Dollars in thousands)	Oklahoma Banking	Texas Banking	Kansas Banking	Out of Market	Secondary Market	Other Operations*	Total Company

Net interest income	$11,995	$9,400	$3,663	$1,928	$357	$(2,358)	$24,985
Provision for loan losses	1,733	4,283	(96)	14,220	—	—	20,140
Noninterest income	1,941	535	404	55	369	300	3,604
Noninterest expenses	5,706	3,719	2,944	1,179	539	893	14,980

Income (loss) before taxes	6,497	1,933	1,219	(13,416)	187	(2,951)	(6,531)
Taxes on income	1,207	358	248	(4,377)	60	(1,057)	(3,561)

Net income (loss)	$5,290	$1,575	$971	$(9,039)	$127	$(1,894)	$(2,970)

For the Six Months Ended June 30, 2011
(Dollars in thousands)	Oklahoma Banking	Texas Banking	Kansas Banking	Other States Banking	Secondary Market	Other Operations*	Total Company

Net interest income	$22,992	$19,491	$7,032	$3,810	$668	$(3,587)	$50,406
Provision for loan losses	1,958	9,291	719	17,222	—	—	29,190
Noninterest income	3,814	959	933	108	514	525	6,853
Noninterest expenses	12,704	7,446	5,814	1,634	1,017	1,990	30,605

Income (loss) before taxes	12,144	3,713	1,432	(14,938)	165	(5,052)	(2,536)
Taxes on income	3,419	1,058	329	(4,975)	51	(1,909)	(2,027)

Net income (loss)	$8,725	$2,655	$1,103	$(9,963)	$114	$(3,143)	$(509)

*	Includes externally generated revenue of $2.2 million, primarily from investing services, and an internally generated loss of $5.2 million from the funds management unit

Fixed asset expenditures	$57	$—	$144	$—	$4	$568	$773
Total loans at period end	834,189	911,134	260,431	196,495	37,204	—	2,239,453
Total assets at period end	852,777	913,757	286,518	192,968	39,349	375,126	2,660,495
Total deposits at period end	1,473,732	167,790	272,615	—	3,236	176,863	2,094,236

NOTE 9: REGULATORY AGREEMENTS

Effective May 17, 2012, Stillwater National is no longer subject to the written formal agreement (the “Agreement”) that was entered into on January 27, 2010 with the Office of the Comptroller of the Currency (“OCC”). The Agreement primarily related to levels of commercial real estate lending and problem assets, and included a requirement for Stillwater National to submit written plans to the OCC and to take required actions related to improving credit risk management.

Further, Stillwater National is no longer subject to the informal Individual Minimum Capital Agreement also entered into on January 27, 2010, which required Stillwater National to maintain a ratio of total capital to risk weighted assets of at least 12.5% and a Tier 1 leverage ratio of at least 8.5%. At June 30, 2012, Stillwater National had a total risk based capital ratio of 21.42% and a leverage ratio of 15.23%, and remained well capitalized for regulatory purposes. The general regulatory minimums to be well-capitalized are a total risk based capital ratio of 10.00%, a Tier 1 risk based capital ratio of 6.00%, and a leverage ratio of 5.00%.

Like all national banks, Stillwater National remains subject to legal and regulatory limitations on the amount of dividends that it may pay without prior approval of the OCC. Under these regulations, the total amount of dividends that may be paid in any calendar year by Stillwater National to Southwest without OCC approval is limited to the current year’s net profits, combined with the retained profits of the preceding two years. Losses experienced in 2011, primarily attributable to the fourth quarter sale of approximately $300 million in loans and other real estate, affect Stillwater National’s ability to pay dividends without prior approval. In July 2012, with the consent of the Federal Reserve Bank of Kansas City (“Federal Reserve”), Southwest terminated the supervisory resolution that was adopted at the request of the Federal Reserve in July 2009. This resolution included providing prior notice to the Federal Reserve of planned dividends to security holders and planned receipts of dividends from its banking subsidiaries.

NOTE 10: RESUMPTION OF INTEREST & DIVIDENDS

On May 24, 2012, Southwest announced the planned resumption of payments of interest on its three issues of outstanding debentures, dividends on the related trust preferred securities, and dividends on its Series B Preferred Securities issued under the U.S. Treasury Department’s Capital Purchase Program that had all been deferred since August 1, 2011.

Southwest’s trust preferred securities were issued by the following subsidiary trusts: Southwest Capital Trust II, which trades on the NASDAQ Global Select Market under the symbol “OKSBP”; OKSB Statutory Trust I; and SBI Capital Trust II.

Payments of deferred and arrears interest and dividends were completed in July 2012, and all payments are now current.

NOTE 11: NEW AUTHORITATIVE ACCOUNTING GUIDANCE

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

Southwest was organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. Southwest has established and pursued a strategy of independent operation for the benefit of all of its shareholders. Southwest became a public company in late 1993. At June 30, 2012, Southwest had total assets of $2.3 billion, deposits of $1.8 billion, and shareholders’ equity of $314.6 million.

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

At June 30, 2012, the Oklahoma Banking segment accounted for $597.5 million in loans, the Texas Banking segment accounted for $596.3 million in loans, the Kansas Banking segment accounted for $198.4 million in loans, and the Out of Market segment accounted for $137.2 million in loans. Southwest offers products to the student, residential mortgage, and rural healthcare lending markets. These operations comprise the Secondary Market business segment. At June 30, 2012, Secondary Market loans accounted for $24.0 million in loans. Southwest engages in residential mortgage lending, but residential mortgages have not been a significant element of Southwest’s strategy. Please see “Financial Condition: Loans” below for additional information.

For additional information on Southwest’s operating segments, please see “Note 8: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements.

FINANCIAL CONDITION

Investment Securities

Southwest’s investment security portfolio increased $65.0 million, or 24%, from $275.4 million at December 31, 2011, to $340.4 million at June 30, 2012. The increase is primarily the result of a $31.5 million, or 17%, increase in government agency guaranteed residential mortgage-backed securities, a $19.4 million, or 30%, increase in U.S. government and agency securities, a $12.7 million, or 48%, increase in municipal securities and $1.2 million in other mortgaged-backed securities.

Loans

Total loans, including loans held for sale, were $1.6 billion at June 30, 2012. The following table shows the composition of the loan portfolio at the dates indicated:

	June 30,		December 31,
	2012		2011		Total	Total
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered	$ Change	% Change
Real estate mortgage
Commercial	$931,239	$21,472	$1,028,561	$23,686	$(99,536)	(9.46)%
One-to-four family residential	74,390	5,432	80,375	7,072	(7,625)	(8.72)
Real estate construction
Commercial	211,098	1,627	227,098	3,746	(18,119)	(7.85)
One-to-four family residential	4,184	—	4,987	—	(803)	(16.10)
Commercial	263,085	2,033	346,266	2,841	(83,989)	(24.06)
Installment and consumer
Guaranteed student loans	5,153	—	5,396	—	(243)	(4.50)
Other	33,555	148	33,190	270	243	0.73

Total loans	$1,522,704	$30,712	$1,725,873	$37,615	$(210,072)	(11.91)%

The composition of loans held for sale and a reconciliation to total loans is shown in the following table:

(Dollars in thousands)	June 30, 2012	December 31, 2011	$ Change	% Change
Loans held for sale:
Student loans	$5,153	$5,396	$(243)	(4.50)%
One-to-four family residential	6,411	3,547	2,864	80.74
Government guaranteed commercial real estate	12,321	29,624	(17,303)	(58.41)
Other loans held for sale	111	128	(17)	(13.28)

Total loans held for sale	23,996	38,695	(14,699)	(37.99)
Noncovered portfolio loans	1,498,708	1,687,178	(188,470)	(11.17)
Covered portfolio loans	30,712	37,615	(6,903)	(18.35)

Total loans	$1,553,416	$1,763,488	$(210,072)	(11.91)%

Allowance for Loan Losses

Management determines the appropriate level of the allowance for loan losses using an established methodology. (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements.) Management believes the amount of the allowance is appropriate, based on its analysis.

The allowance for loan losses on noncovered loans is comprised of two components. Loans deemed to be impaired (all loans on nonaccrual status and troubled debt restructurings) are evaluated on an individual basis using the discounted present value of expected cash flows, the fair value of collateral, or the market value of the loan, and a specific allowance is recorded based upon the result. Collateral dependent loans are evaluated for impairment based upon the fair value of the collateral. Any portion of a collateral dependent impaired loan in excess of the fair value of the collateral that is determined to be uncollectible is charged off.

The allowance on the unimpaired noncovered loans is determined by use of historical loss ratios adjusted for qualitative internal and external risk factors, segmented into loan pools by type of loan and market area. Our primary markets are Oklahoma, Texas, and Kansas and loans secured by real estate within these markets are included in the “in-market” pool, with the remaining loans defaulting to the “out-of-market” pool.

At June 30, 2012, the allowance for loan losses on total noncovered loans was $43.8 million, $0.4 million, or 1%, less than the allowance for loan losses on noncovered loans at December 31, 2011.

At June 30, 2012, the allowance on the $20.5 million in noncovered nonaccrual loans was $3.1 million (15%), compared with an allowance on $13.5 million in noncovered nonaccrual loans at December 31, 2011 of $0.9 million (7%). At June 30, 2012, the allowance on the $31.6 million noncovered performing troubled debt restructured loans was $3.8 million (12%), compared with an allowance on $32.3 million in noncovered performing troubled debt restructured loans of less than $0.1 million at December 31, 2011.

At June 30, 2012, the allowance for the remaining noncovered loans was $36.9 million (2%), compared to $43.3 million (3%) at December 31, 2011. The decrease in the allowance relating to these other noncovered loans resulted from the decrease in the loan portfolio and consideration of trends and qualitative factors, including portfolio loss trends as well as management’s assessment of economic risk, asset quality trends, levels of potential problem loans, and loan concentrations in commercial real estate mortgage and construction loans.

Covered loans were $30.7 million and $37.6 million as of June 30, 2012 and December 31, 2011, respectively. These loans are subject to protection under the loss sharing agreements with the FDIC and had an allowance for loan losses of $0.1 million and $0.5 million based on analysis of expected future cash flows, respectively.

The amount of the loan loss provision for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs for the period. Net charge-offs for the first six months of 2012 were $2.5 million, a decrease of $37.3 million, or 94%, from the $39.8 million recorded for the first six months of 2011. The provision for loan losses for the first six months of 2012 was $1.7 million, representing a decrease of $27.4 million, or 94%, from the $29.2 million recorded for the first six months of 2011.

Nonperforming Loans

At June 30, 2012, the allowance for loan losses was 211.43% of noncovered nonperforming loans, compared to 326.47% of noncovered nonperforming loans, at December 31, 2011 (see “Provision for Loan Losses” on page 40). Noncovered nonaccrual loans, which comprise the majority of noncovered nonperforming loans, were $20.5 million as of June 30, 2012, an increase of $7.0 million, or 52%, from December 31, 2011. We have taken cumulative charge-offs related to these noncovered nonaccrual loans of $15.1 million as of June 30, 2012. Noncovered nonaccrual loans at June 30, 2012 were comprised of 35 relationships and were primarily concentrated in commercial and industrial (53%), commercial real estate (24%) and real estate construction (18%) loans. All noncovered nonaccrual loans are considered impaired and are carried at their estimated collectible amounts. These noncovered loans are believed to have sufficient collateral and are in the process of being collected. Covered nonperforming loans at June 30, 2012 of $6.1 million are subject to protection under the loss share agreements with the FDIC.

	June 30, 2012		December 31, 2011
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Nonaccrual loans:
Commercial real estate	$4,932	$4,286	$4,667	$3,554
One-to-four family residential	919	105	1,468	188
Real estate construction	3,608	1,329	3,877	3,009
Commercial	10,878	343	3,371	370
Other consumer	137	4	123	7

Total nonaccrual loans	20,474	6,067	13,506	7,128
Past due 90 days or more:
One-to-four family residential	206	—	23	—
Commercial	—	—	3	—
Other consumer	39	—	17	—

Total past due 90 days or more	245	—	43	—

Total nonperforming loans	20,719	6,067	13,549	7,128
Other real estate	17,263	3,825	19,844	4,529

Total nonperforming assets	$37,982	$9,892	$33,393	$11,657

Performing restructured	$328	$1,701	$1,017	$—

Nonperforming assets to portfolio loans receivable and other real estate	2.51%	28.64%	1.96%	27.66%
Nonperforming loans to portfolio loans receivable	1.38	19.75	0.80	18.95
Allowance for loan losses to nonperforming loans	211.43	1.50	326.47	6.33
Government-guaranteed portion of nonperforming loans	$76	$4,026	$76	$4,764

At June 30, 2012, five credit relationships represented 79% of noncovered nonperforming loans and 43% of noncovered nonperforming assets. These were all collateral dependent and commercial or commercial real estate lending relationships and had an aggregate principal balance of $16.2 million and related impairment reserves of $2.1 million. Aggregate charge-offs for these five relationships were $13.4 million as of June 30, 2012.

Noncovered performing loans considered potential problem loans, loans which are not included in the past due or nonaccrual categories but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, amounted to approximately $111.1 million at June 30, 2012, compared to $133.0 million at December 31, 2011. Substantially all of these loans were performing in accordance with their present terms at June 30, 2012. Included in this total are $31.2 million loans that are considered performing troubled debt restructured loans as a result of a modification in terms due to a weakening in the financial position of the borrower. Additionally, there are $1.6 million and $0.9 million, respectively, of covered potential problem loans, which are subject to protection under the loss share agreements with the FDIC. Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms.

At June 30, 2012, the reserve for unfunded loan commitments was $2.7 million, a $0.5 million, or 22%, increase from the amount at December 31, 2011. Management believes the amount of the reserve is appropriate. The increased amount is primarily the result of an increased level of commitments.

Deposits and Other Borrowings

Southwest’s deposits were $1.8 billion and $1.9 billion at June 30, 2012 and December 31, 2011, respectively. The following table shows the composition of deposits at the dates indicated:

(Dollars in thousands)	June 30, 2012	December 31, 2011	$ Change	% Change
Noninterest-bearing demand	$421,083	$400,985	$20,098	5.01%
Interest-bearing demand	119,929	105,905	14,024	13.24
Money market accounts	361,839	423,181	(61,342)	(14.50)
Savings accounts	35,610	33,406	2,204	6.60
Time deposits of $100,000 or more	431,317	487,907	(56,590)	(11.60)
Other time deposits	418,601	469,998	(51,397)	(10.94)

Total deposits	$1,788,379	$1,921,382	$(133,003)	(6.92)%

Stillwater National has substantial unused borrowing availability in the form of unsecured brokered certificate of deposits from Bank of America Merrill Lynch, Citigroup Global Markets, Inc., Wells Fargo Bank, NA, UBS Securities, LLC, RBC Capital Markets Corp., and Morgan Stanley & Co., Inc. in connection with its retail certificate of deposit program. There were no retail certificates of deposit as of June 30, 2012 or December 31, 2011.

As of December 31, 2011, Stillwater National has other brokered certificates of deposit totaling $0.2 million included in time deposits of $100,000 or more in the above table. There were no other brokered certificates of deposit as of June 30, 2012.

Other borrowings, which includes short-term federal funds purchased, FHLB borrowings, and repurchase agreements, decreased $12.0 million, or 21%, to $68.5 million during the first six months of 2012. The decrease reflects the reduced need for funding for lending activities in the period.

Shareholders’ Equity

Shareholders’ equity increased $7.4 million, or 2%, due to income of $9.3 million, offset in part by preferred dividends accrued totaling $1.8 million for the first six months of 2012. Net unrealized holding gains on available for sale investment securities and derivative instruments (net of tax) decreased to $2.0 million at June 30, 2012, compared to $2.1 million at December 31, 2011.

At June 30, 2012, Southwest, Stillwater National, and Bank of Kansas continued to exceed all applicable regulatory capital requirements. See “Capital Requirements” on page 42.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2012 and 2011

Net income available to common shareholders for the second quarter of 2012 of $3.0 million represented an increase of $7.0 million from the ($4.0) million net loss recorded for the second quarter of 2011. Diluted earnings per share were $0.15, compared to ($0.21). The increase in quarterly net income available to common shareholders was the result of a $20.1 million, or 100%, decrease in the provision for loan losses, offset in part by a $5.2 million, or 21%, decrease in net interest income, a $6.0 million, or 168%, increase in income tax expense, and a $1.8 million, or 12%, increase in noninterest expense.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period. (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 40.)

On an operating segment basis, the increase in net income was the net result of a $9.7 million increase in net income from the Out of Market segment, offset in part by a $1.4 million decrease in net income from the Kansas Banking segment, a $0.8 million decrease in net income from the Oklahoma Banking segment, a $0.3 million increase in the net loss from the Other Operations segment, and a $0.1 million decrease in net income from the Texas Banking segment.

Net Interest Income

	For the three months ended June 30,
(Dollars in thousands)	2012	2011	$ Change	% Change
Interest income:
Loans	$21,708	$29,478	$(7,770)	(26.36)%
Investment securities:
U.S. government and agency obligations	411	410	1	0.24
Mortgage-backed securities	1,319	1,325	(6)	(0.45)
State and political subdivisions	257	99	158	159.60
Other securities	152	30	122	406.67
Other interest-earning assets	193	130	63	48.46

Total interest income	24,040	31,472	(7,432)	(23.61)

Interest expense:
Interest-bearing demand deposits	59	103	(44)	(42.72)
Money market accounts	234	582	(348)	(59.79)
Savings accounts	13	10	3	30.00
Time deposits of $100,000 or more	1,185	2,077	(892)	(42.95)
Other time deposits	1,051	1,759	(708)	(40.25)
Other borrowings	222	494	(272)	(55.06)
Subordinated debentures	1,529	1,462	67	4.58

Total interest expense	4,293	6,487	(2,194)	(33.82)

Net interest income	$19,747	$24,985	$(5,238)	(20.96)%

Net interest income is the difference between the interest income Southwest earns on its loans, investments, and other interest-earning assets and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by changes in market interest rates because rates on different types of assets and liabilities may react differently and at different times to changes in market interest rates. When interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. Similarly, when interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase of market rates of interest could reduce net interest income.

Compared to the second quarter of 2011, the second quarter 2012 yields on Southwest’s interest-earning assets decreased 25 basis points, while the rates paid on Southwest’s interest-bearing liabilities decreased 19 basis points, resulting in a decrease in the interest rate spread to 3.39%. During the same periods, annualized net interest margin was 3.71% and 3.79%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 139.44% from 134.50%. Included in both the second quarter of 2012 and the second quarter of 2011 were immaterial adjustments of the discount accretion on loans and the loss share receivable, offset in part by immaterial interest reversal on nonaccrual loans.

The decrease in total interest income was primarily the result of the decrease in average loans, which was anticipated due in part to the change in our lending focus away from larger average size loans. The effect of Southwest’s $700.9 million (30%) decline in average loans more than offset the 33 basis point increase in average yield on loans to 5.47% for the second quarter of 2012 from 5.14% for the second quarter of 2011. During the same period, average investment securities increased $73.1 million, or 27%; however, the related yield decreased to 2.53% from 2.81% in 2011. Average other interest earning assets increased $119.1 million, or 144% and the related yield decreased to 0.38% for the second quarter of 2012 from 0.63% for the second quarter of 2011.

The decrease in total interest expense can be attributed to the effects of a $434.5 million, or 22%, decrease in average interest-bearing liabilities and a decrease in rates paid on interest-bearing liabilities. Southwest’s average total interest-bearing deposits decreased $406.2 million, or 23%, and the related rates paid for interest expense decreased to 0.73% for the second quarter of 2012 from 1.01% for the second quarter of 2011. Average other borrowings decreased $28.2 million, or 32%, and the related rates paid for interest expense decreased to 1.49% for the second quarter of 2012 from 2.25% for the second quarter of 2011.

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

(Dollars in thousands)	For the three months ended June 30, 2012 vs. 2011
	Increase Or (Decrease)	Due to Change In Average:
		Volume	Rate
Interest earned on:
Noncovered loans receivable (1)	$(7,426)	$(9,153)	$1,727
Covered loans receivable	(344)	(288)	(56)
Investment securities (1)	275	474	(199)
Other interest-earning assets	63	129	(66)

Total interest income	(7,432)	(5,791)	(1,641)

Interest paid on:
Interest-bearing demand	(44)	7	(51)
Money market accounts	(348)	(132)	(216)
Savings accounts	3	2	1
Time deposits	(1,600)	(836)	(763)
Other borrowings	(272)	(132)	(140)
Subordinated debentures	67	—	67

Total interest expense	(2,194)	(1,304)	(890)

Net interest income	$(5,238)	$(4,487)	$(751)

(1)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

AVERAGE BALANCES, YIELDS AND RATES

The following table shows average interest-earning assets and interest-bearing liabilities and the average yields and rates on them for the periods indicated.

	For the three months ended June 30,
(Dollars in thousands)	2012			2011
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Noncovered loans (1) (2)	$1,565,342	$21,125	5.43%	$2,250,678	$28,551	5.14%
Covered loans (1)	31,853	583	7.36	47,427	927	7.93
Investment securities (2)	339,435	2,139	2.53	266,344	1,864	2.81
Other interest-earning assets	202,040	193	0.38	82,898	130	0.63

Total interest-earning assets	2,138,670	24,040	4.52	2,647,347	31,472	4.77
Other assets	147,822			99,803

Total assets	$2,286,492			$2,747,150

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$120,648	$59	0.20%	$112,942	$103	0.37%
Money market accounts	356,758	234	0.26	490,559	582	0.48
Savings accounts	34,632	13	0.15	29,154	10	0.14
Time deposits	880,007	2,236	1.02	1,165,606	3,836	1.32

Total interest-bearing deposits	1,392,045	2,542	0.73	1,798,261	4,531	1.01
Other borrowings	59,754	222	1.49	87,991	494	2.25
Subordinated debentures	81,963	1,529	7.46	81,963	1,462	7.13

Total interest-bearing liabilities	1,533,762	4,293	1.13	1,968,215	6,487	1.32

Noninterest-bearing demand deposits	387,057			369,700
Other liabilities	50,696			25,066
Shareholders’ equity	314,977			384,169

Total liabilities and shareholders’ equity	$2,286,492			$2,747,150

Net interest income and interest rate spread		$19,747	3.39%		$24,985	3.45%

Net interest margin (3)			3.71%			3.79%

Ratio of average interest-earning assets to average interest-bearing liabilities	139.44%			134.50%

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3)	Net interest margin = annualized net interest income / average interest-earning assets

Noninterest Income

	For the three months ended June 30,
(Dollars in thousands)	2012	2011	$ Change	% Change
Noninterest income:
Other service charges	$2,504	$2,624	$(120)	(4.57)%
Other fees	427	607	(180)	(29.65)
Other noninterest income	53	(28)	81	(289.29)
Gain on sales of loans:
One-to-four family residential	582	277	305	110.11
All other loan sales	—	124	(124)	(100.00)
Gain on sale/call of investment securities	35	—	35	100.00

Total noninterest income	$3,601	$3,604	$(3)	(0.08)%

Other fees decreased as a result of the decrease in the fair market value of mortgage servicing rights during the second quarter of 2012. Other noninterest income increased as a result of prior year including a loss share adjustment that was nonrecurring.

Gain on sales of loans is a reflection of the activity in the mortgage lending areas discussed elsewhere in this report.

Noninterest Expense

	For the three months ended June 30,
(Dollars in thousands)	2012	2011	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$7,354	$6,974	$380	5.45%
Occupancy	2,635	2,703	(68)	(2.52)
FDIC and other insurance	699	937	(238)	(25.40)
Other real estate (net)	2,059	2,602	(543)	(20.87)
Unfunded loan commitment reserve	395	128	267	208.59
Other general and administrative	3,627	1,636	1,991	121.70

Total noninterest expense	$16,769	$14,980	$1,789	11.94%

The number of full-time equivalent employees decreased from 435 at the beginning of the quarter to 430 as of June 30, 2012. For the second quarter of 2011, the number of full-time equivalent employees increased from 424 at the beginning of the quarter to 437 as of June 30, 2011.

Southwest’s financial institution subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates. The decrease from prior year is the result of the decrease in assets, which are the basis for the premium calculation.

Other real estate net expenses declined primarily due to decreased expenses, offset in part by the fair market value impairment during the quarter.

The unfunded loan commitment reserve expense increased as a result of the application of our methodology to calculate the reserve.

The increase in other general and administrative expense is primarily the result of the prior year settlement of Oklahoma state tax claims for less than the amount accrued.

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2012 and 2011

Net income available to common shareholders for the six months ended June 30, 2012 of $7.1 million represented an increase of $9.7 million from the ($2.6) million net loss available to common shareholders incurred in the six months ended June 30, 2011. Diluted earnings per share were $0.37, compared to ($0.13). The increase in net income available to common shareholders was the result of a $27.4 million, or 94%, decrease in the provision for loan losses and a $0.3 million, or 4% increase in noninterest income, offset in part by a $9.8 million, or 19%, decrease in net interest income, a $7.6 million, or 372% increase in income tax expense, and a $0.5 million or 2%, increase in noninterest expense.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period. (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 40.)

On an operating segment basis, the increase in net income was the net result of a $10.1 million increase in net income from the Out of Market segment, offset in part by a $1.1 million decrease in net income from the Oklahoma Banking segment, a $1.1 million increase in the net loss from the Other Operations segment, and a $0.3 million decrease in net income from the Kansas Banking segment.

Net Interest Income

	For the six months ended June 30,
(Dollars in thousands)	2012	2011	$ Change	% Change
Interest income:
Loans	$45,085	$60,017	$(14,932)	(24.88)%
Investment securities:
U.S. government and agency obligations	804	786	18	2.29
Mortgage-backed securities	2,638	2,570	68	2.65
State and political subdivisions	469	179	290	162.01
Other securities	174	75	99	131.68
Other interest-earning assets	377	270	107	39.72

Total interest income	49,547	63,897	(14,350)	(22.46)

Interest expense:
Interest-bearing demand deposits	129	227	(98)	(43.17)
Money market accounts	520	1,259	(739)	(58.70)
Savings accounts	26	26	—	—
Time deposits of $100,000 or more	2,505	4,426	(1,921)	(43.40)
Other time deposits	2,258	3,726	(1,468)	(39.40)
Other borrowings	446	991	(545)	(54.99)
Subordinated debentures	3,067	2,836	231	8.15

Total interest expense	8,951	13,491	(4,540)	(33.65)

Net interest income	$40,596	$50,406	$(9,810)	(19.46)%

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

Yields on Southwest’s interest-earning assets decreased 20 basis points, while the rates paid on Southwest’s interest-bearing liabilities decreased 21 basis points, resulting in an increase in the interest rate spread to 3.46% for the first six months of 2012 from 3.45% for the first six months of 2011. During the same periods, annualized net interest margin was 3.77% and 3.78%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 137.59% from 133.71%. Included in net interest income as of June 30, 2012 and June 30, 2011 were immaterial adjustments of the discount accretion on loans and the loss share receivable, offset in part by immaterial interest reversals on nonaccrual loans.

The decrease in total interest income was primarily the result of the decrease in average loans. The effect of Southwest’s $689.1 million (29%) decline in average loans more than offset the 32 basis point increase in average yield on loans to 5.50% for the first six months of 2012 from 5.18% for the first six months of 2011. During the same period, average investment securities increased $65.8 million, or 25%; however, the related yield decreased to 2.51% from 2.79% in 2011. Average other interest earning assets increased $104.1 million, or 119% and the related yield decreased to 0.40% for the first six months of 2012 from 0.62% for the first six months of 2011.

The decrease in total interest expense was the result of the effects of a $434.1 million, or 22%, decrease in average interest-bearing liabilities and a decrease in rates paid on interest-bearing liabilities. Southwest’s average total interest-bearing deposits decreased $402.3 million, or 22%, and the related rates paid for interest expense decreased to 0.76% for the first six months of 2012 from 1.06% for the first six months of 2011. Average other borrowings decreased $31.8 million, or 36%, and the related rates paid for interest expense decreased to 1.57% for the first six months of 2012 from 2.24% for the first six months of 2011.

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

	For the six months ended June 30,
(Dollars in thousands)	2012 vs. 2011
	Increase	Due to Change
	Or	In Average:
	(Decrease)	Volume	Rate
Interest earned on:
Noncovered loans receivable (1)	$(14,358)	$(18,073)	$3,715
Covered loans receivable	(574)	(565)	(9)
Investment securities (1)	475	845	(371)
Other interest-earning assets	107	232	(124)

Total interest income	(14,350)	(11,947)	(2,403)

Interest paid on:
Interest-bearing demand	(98)	15	(113)
Money market accounts	(739)	(250)	(489)
Savings accounts	—	5	(5)
Time deposits	(3,389)	(1,809)	(1,580)
Other borrowings	(545)	(296)	(249)
Subordinated debentures	231	—	231

Total interest expense	(4,540)	(2,652)	(1,888)

Net interest income	$(9,810)	$(9,295)	$(515)

(1)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis, because it is not considered material.

AVERAGE BALANCES, YIELDS AND RATES

The following table shows average interest-earning assets and interest-bearing liabilities and the average yields and rates on them for the periods indicated.

	For the six months ended June 30,
(Dollars in thousands)	2012			2011
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Noncovered loans (1) (2)	$1,614,980	$43,848	5.46%	$2,288,570	$58,206	5.16%
Covered loans (1)	33,951	1,237	7.33	49,449	1,811	7.43
Investment securities	327,180	4,085	2.51	261,391	3,610	2.79
Other interest-earning assets	191,839	377	0.40	87,770	270	0.62

Total interest-earning assets	2,167,950	49,547	4.60	2,687,180	63,897	4.80
Other assets	153,370			95,825

Total assets	$2,321,320			$2,783,005

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$120,626	$129	0.22%	$112,693	$227	0.41%
Money market accounts	375,289	520	0.28	490,931	1,259	0.52
Savings accounts	34,609	26	0.15	28,451	26	0.18
Time deposits	905,900	4,763	1.06	1,206,650	8,152	1.36

Total interest-bearing deposits	1,436,424	5,438	0.76	1,838,725	9,664	1.06
Other borrowings	57,301	446	1.57	89,088	991	2.24
Subordinated debentures	81,963	3,067	7.48	81,963	2,836	6.92

Total interest-bearing liabilities	1,575,688	8,951	1.14	2,009,776	13,491	1.35

Noninterest-bearing demand deposits	383,008			367,444
Other liabilities	49,692			22,445
Shareholders’ equity	312,932			383,340

Total liabilities and shareholders’ equity	$2,321,320			$2,783,005

Net interest income and interest rate spread		$40,596	3.46%		$50,406	3.45%

Net interest margin (1)			3.77%			3.78%

Ratio of average interest-earning assets to average interest-bearing liabilities	137.59%			133.71%

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3)	Net interest margin = annualized net interest income / average interest-earning assets

Noninterest Income

	For the six months
	ended June 30,
(Dollars in thousands)	2012	2011	$ Change	% Change
Noninterest income:
Other service charges	$4,925	$5,102	$(177)	(3.47)%
Other fees	933	1,007	(74)	(7.35)
Other noninterest income	105	149	(44)	(29.53)
Gain on sales of loans:
Mortgage loan sales	1,117	470	647	137.66
All other loan sales	—	125	(125)	(100.00)
Gain on investment securities	35	—	35	100.00

Total noninterest income	$7,115	$6,853	$262	3.82%

Other service charges decreased primarily as a result of decreased overdraft fees.

Gain on sales of loans is a reflection of the activity in the mortgage lending areas discussed elsewhere in this report.

Noninterest Expense

	For the six months
	ended June 30,
(Dollars in thousands)	2012	2011	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$14,601	$14,489	$112	0.77%
Occupancy	5,180	5,507	(327)	(5.94)
FDIC and other insurance	1,482	2,180	(698)	(32.02)
Other real estate (net)	2,431	3,038	(607)	(19.98)
Unfunded loan commitment reserve	490	73	417	571.23
Other general and administrative	6,894	5,318	1,576	29.64

Total noninterest expense	$31,078	$30,605	$473	1.55%

The number of full-time equivalent employees for the first six months decreased from 435 at the beginning of the year to 430 as of June 30, 2012. For the first six months of 2011, the number of full-time equivalent employees increased from 432 at the beginning of the year to 437 as of June 30, 2011.

The decrease in occupancy expense is the result of decreased depreciation expense as a result of controlling capital expenditures.

Southwest’s financial institution subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates. The decrease from prior year is the result of a change in premium calculation methodology from a deposit basis to an asset basis.

The unfunded loan commitment reserve expense increased as a result of the application of our methodology to calculate the reserve.

The increase in other general and administrative expense is primarily the result of the prior year settlement of Oklahoma state tax claims for less than the amount accrued.

Provisions for Loan Losses

Southwest records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the levels Southwest determines are appropriate. (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements.)

The allowance for loan losses of $43.9 million at June 30, 2012 decreased $0.8 million, or 2%, from year-end 2011. The decrease in the allowance for loan losses is a result of the calculation of the appropriate allowance at period end. Net charge-offs incurred in the first six months of 2012 were $2.5 million and the provision for loan losses recorded in the first six months was $1.7 million. The provision for loan losses is the amount of expense that is required to maintain the allowance for losses at an appropriate level based upon the inherent risks in the loan portfolio after the effects of net charge-offs for the period. (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Loans” on page 30.)

Taxes on Income

Southwest’s income tax expense was $5.6 million for the first six months of 2012 compared to a tax benefit of $2.0 million for the first six months of 2011, an increase of $7.6 million, or 374%. The increase in the income tax expense is the result of increased income. The effective tax rate for the first six months of 2012 was 37.33%.

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

Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program. There was no outstanding balance of those notes at June 30, 2012. Stillwater National has approved federal funds purchase lines totaling $118.0 million with three banks. There was no outstanding balance on these lines at June 30, 2012. Stillwater National is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program. Collateral under this program consists of pledged selected commercial and industrial loans. Currently the collateral allows Stillwater National to borrow up to $43.6 million. As of June 30, 2012, no borrowings were made through the BIC program. In addition, Stillwater National has available a $369.2 million line of credit and Bank of Kansas has a $57.3 million line of credit from the FHLB. Borrowings under the FHLB lines are secured by investment securities and loans. At June 30, 2012, the Stillwater National FHLB line of credit had an outstanding balance of $20.0 million, and the Bank of Kansas line of credit had an outstanding balance of $5.0 million.

(See also “Deposits and Other Borrowings” on page 32 for funds available on brokered certificate of deposit lines of credit and “Note 8: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements for a discussion of Southwest’s funds management unit.)

Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of U.S. government agency obligations, which are designated as pledged with Stillwater National’s safekeeping agent. These transactions are for one to four day periods. Outstanding balances under this program were $43.5 million and $31.5 million as of June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012, $258.4 million of the total carrying value of investment securities of $340.4 million were pledged as collateral to secure public and trust deposits, sweep agreements, and borrowings from the FHLB. Any amount over pledged can be released at any time.

During the first six months of 2012, no category of short-term borrowings had an average balance that exceeded 30% of ending shareholders’ equity.

During the first six months of 2012, cash and cash equivalents increased by $46.0 million, or 20%, to $275.9 million. This increase was the net results of cash provided from investing activities of $146.2 million (primarily from net repayments of loans offset by purchases of available for sale securities) and cash provided by operating activities of $20.9 million, offset in part by cash used in financing activities of $121.0 million (primarily from decreases in deposits).

During the first six months of 2011, cash and cash equivalents increased by $0.6 million, or 1%, to $68.1 million. This increase was the net result of cash provided from investing of $136.2 million (primarily net repayments of loans and proceeds from repayments, calls and maturities of securities) and cash provided by operating activities of $22.6 million, offset in part by cash used in financing activities of $158.2 million (primarily from decreases in deposits).

As of June 30, 2012, the holding company has $22.3 million in available cash.

CAPITAL REQUIREMENTS

Bank holding companies are required to maintain capital ratios set by the Federal Reserve Bank in its Risk-Based Capital Guidelines. At June 30, 2012, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 23.52%, a Tier I risk-based capital ratio of 22.24%, and a leverage ratio of 16.84%. As of June 30, 2012, Stillwater National and Bank of Kansas met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, or Bank of Kansas by bank regulators.

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

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp
Policy Limit	(18.00)%	(10.00)%	(5.00)%
June 30, 2012	2.56%	(1.22)%	(2.93)%
December 31, 2011	4.84%	0.18%	(2.14)%

The current overnight rate as established by the Federal Open Market Committee is in the 0% to 0.25% range. Southwest believes that all down rate scenarios are impractical since they would result in an overnight rate of less than 0%. As a result, the down 100 bp, down 200 bp and down 300 bp scenarios have been excluded. Net interest income at risk experienced a modest decline in each of the three rising interest rate scenarios when compared to the December 31, 2011 risk position. Southwest’s greatest exposure to changes in interest rate is in the +100 bp scenario with a decline in net interest income of (2.93%) on June 30, 2012, a 0.79% reduction from the December 31, 2011 level of (2.14%). All of the above measures of net interest income at risk remain well within prescribed policy limits.

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

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp
Policy Limit	(35.00)%	(20.00)%	(10.00)%
June 30, 2012	4.44%	3.37%	1.95%
December 31, 2011	9.96%	7.33%	3.75%

As of June 30, 2012, the economic value of equity measure declined in each of the three rising interest rate scenarios when compared to the December 31, 2011 percentages. Southwest’s largest economic value of equity exposure is the +300 bp scenario. The result of a +300 bp scenario was 4.44% on June 30, 2012, a 5.52 percentage point reduction from the December 31, 2011 value of 9.96%. The economic value of equity ratio in all scenarios remains well within Southwest’s Asset, Liability and Capital Management policy limits.

*    *    *    *    *    *     *

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of June 30, 2012. Southwest’s Chief Executive Officer and Interim Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Interim Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of June 30, 2012.

First Six Months of 2012 Changes in Internal Control over Financial Reporting

No change occurred during the first six months of 2012 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.

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

The following disclosures are provided in order to update and replace Southwest’s risk factors disclosures.

RISK FACTORS

Investing in our common stock involves risks. You should carefully consider the following risk factors before you decide to make an investment decision regarding our stock. The risk factors may cause our future earnings to be lower or our financial condition to be less favorable than we expect. In addition, other risks of which we are not aware, or which we do not believe are material, may cause earnings to be lower or may hurt our financial condition. You should also consider the other information included in our filings with the Securities and Exchange Commission as well as in the documents incorporated by reference into them.

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

•

compliance with banking regulations enacted in connection with stimulus legislation and other legislation may increase our costs, limit our ability to pursue business opportunities, and impair our ability to hire and retain talented managers.

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

The FDIC insures deposits at insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Economic conditions in the past several years have increased bank failures. The FDIC may increase our deposit insurance costs by increasing regular assessment rates and levying special assessments, which may in the future significantly and adversely affect our net income.

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

No dividends on our common stock were declared during 2011 or 2012 through June 30, 2012. Our Board of Directors has not determined whether to declare dividends on our common stock in the future, and there can be no assurance that our regulators will allow us to pay dividends.

Our ability to pay dividends to our shareholders in the past and over the long term largely depends on our receipt of dividends from Stillwater National and Bank of Kansas. The amount of dividends that Stillwater National and Bank of Kansas may pay to us is limited by federal laws and regulations.

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

There were no unregistered sales of equity securities by Southwest during the quarter ended June 30, 2012.

There were no purchases of Southwest’s common stock by or on behalf of Southwest or any affiliated purchasers of Southwest (as defined in Securities and Exchange Commission Rule 10b-18) during the six months ended June 30, 2012.

Item 3:	Defaults upon senior securities

None

Item 4:	(removed and reserved)

Item 5:	Other information

On August 3, 2012, Southwest Bancorp, Inc. (the “Company”) entered into a Change in Control Agreement (the “Agreement”) with Priscilla Barnes (the “Executive”), its Senior Executive Vice President and Chief Operating Officer. Following is a brief description of the terms and conditions of the Agreement, which is qualified in its entirety by reference to the copy of the Agreement attached as Exhibit 10.1 to this Form 10-Q and incorporated herein by reference. Payments under the Agreement currently are subject to prohibitions and limitations imposed on participants in the United States Treasury’s Troubled Asset Relief Program (“TARP”) and Federal Income Tax limits on “parachute payments”.

In general, the Agreement calls for the payment of two times the Executive’s highest annual base salary in effect during the three years prior to (i) a change in control, and (ii) the termination of the Executive’s employment without cause by the Company or with good reason by the Executive, and for the continuation of medical, dental, and hospitalization programs for the twelve following months. The payments are subject to a “double trigger”, that is, there must be both a change in control and a termination of employment.

The Agreement has an initial term of three years, but after two years the Agreement is automatically extended each year for an additional year unless the Company provides at least sixty days notice that it will not be extended. In general, the Agreement does not provide for payments relating to any change in control after the Executive’s 65th birthday.

Item 6:	Exhibits

Exhibit 10.1	Change of Control Agreement by and between Southwest Bancorp, Inc. and Priscilla Barnes dated August 3, 2012.

Exhibit 31(a), (b)	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32(a), (b)	18 U.S.C. Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANCORP, INC.
(Registrant)

By:	/s/ Rick Green	August 6, 2012
	Rick Green	Date
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Randy Waldrup	August 6, 2012
	Randy Waldrup	Date
Executive Vice President, Interim Chief
Financial Officer
(Principal Financial Officer)