Form 10-Q
period 2012-09-30
SOUTHWEST BANCORP INC
filed 2012-11-02
CIK 914374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

19,447,987 (11/01/12)

SOUTHWEST BANCORP, INC.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Financial Condition

(Dollars in thousands)	September 30, 2012	December 31, 2011
Assets:
Cash and due from banks	$25,524	$30,247
Interest-bearing deposits	164,712	199,642

Cash and cash equivalents	190,236	229,889
Securities held to maturity (fair values of $13,854 and $15,885, respectively)	12,942	15,252
Securities available for sale (amortized cost of $361,379 and $253,869, respectively)	368,557	260,100
Loans held for sale	34,749	38,695
Noncovered loans receivable	1,429,165	1,687,178
Less: Allowance for loan losses	(43,607)	(44,233)

Net noncovered loans receivable	1,385,558	1,642,945
Covered loans receivable (includes loss share: $7,333 and $10,073, respectively)	28,197	37,615
Less: Allowance for loan losses	(138)	(451)

Net covered loans receivable	28,059	37,164
Net loans receivable	1,413,617	1,680,109
Accrued interest receivable	7,347	7,176
Income tax receivable	24,549	28,666
Premises and equipment, net	22,197	22,700
Noncovered other real estate	14,683	19,844
Covered other real estate	4,142	4,529
Goodwill	6,811	6,811
Other intangible assets, net	4,786	4,857
Other assets	52,134	64,245

Total assets	$2,156,750	$2,382,873

Liabilities:
Deposits:
Noninterest-bearing demand	$429,407	$400,985
Interest-bearing demand	113,677	105,905
Money market accounts	385,296	423,181
Savings accounts	36,461	33,406
Time deposits of $100,000 or more	389,969	487,907
Other time deposits	388,863	469,998

Total deposits	1,743,673	1,921,382
Accrued interest payable	944	3,689
Other liabilities	13,058	12,174
Other borrowings	66,694	56,479
Subordinated debentures	81,963	81,963

Total liabilities	1,906,332	2,075,687
Shareholders’ equity:
Serial preferred stock; 2,000,000 shares authorized; 0, 70,000, shares issued and outstanding, respectively	—	68,455
Common stock – $1 par value; 40,000,000 shares authorized; 19,448,312, 19,444,213, shares issued and outstanding, respectively	19,448	19,444
Paid in capital	98,903	98,932
Retained earnings	129,720	118,244
Accumulated other comprehensive income	2,347	2,111

Total shareholders’ equity	250,418	307,186

Total liabilities & shareholders’ equity	$2,156,750	$2,382,873

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except earnings per share data)	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$20,496	$27,873	$65,581	$87,890
Investment securities:
U.S. Government and agency obligations	438	366	1,242	1,152
Mortgage-backed securities	1,141	1,298	3,779	3,868
State and political subdivisions	288	103	757	282
Other securities	67	12	241	87
Other interest-earning assets	186	131	563	401

Total interest income	22,616	29,783	72,163	93,680

Interest expense:
Interest-bearing demand	49	102	178	329
Money market accounts	230	507	750	1,766
Savings accounts	13	11	39	37
Time deposits of $100,000 or more	1,037	1,680	3,542	6,106
Other time deposits	922	1,511	3,180	5,237
Other borrowings	225	469	671	1,460
Subordinated debentures	1,458	1,478	4,525	4,314

Total interest expense	3,934	5,758	12,885	19,249

Net interest income	18,682	24,025	59,278	74,431

Provision for loan losses	(1,726)	24,626	22	53,816

Net interest income (loss) after provision for loan losses	20,408	(601)	59,256	20,615

Noninterest income:
Service charges and fees	2,730	3,117	8,588	9,226
Other noninterest income	114	46	219	195
Gain on sales of loans, net	1,106	426	2,223	1,021
Gain on sale/call of investment securities, net	—	—	35	—

Total noninterest income	3,950	3,589	11,065	10,442

Noninterest expense:
Salaries and employee benefits	7,362	7,734	21,963	22,223
Occupancy	2,729	2,694	7,909	8,201
FDIC and other insurance	539	824	2,021	3,004
Other real estate, net	1,267	1,445	3,698	4,483
General and administrative	2,694	4,996	10,078	10,387

Total noninterest expense	14,591	17,693	45,669	48,298

Income (loss) before taxes	9,767	(14,705)	24,652	(17,241)
Taxes on income	3,880	(5,180)	9,437	(7,207)

Net income (loss)	$5,887	$(9,525)	$15,215	$(10,034)

Net income (loss) available to common shareholders	$4,344	$(10,589)	$11,476	$(13,208)

Basic earnings per common share	$0.22	$(0.54)	$0.59	$(0.68)
Diluted earnings per common share	0.22	(0.54)	0.59	(0.68)
Common dividends declared per share	—	—	—	—

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011

Net income (loss)	$5,887	$(9,525)	$15,215	$(10,034)

Other comprehensive income:
Unrealized holding gain on available for sale securities	691	2,377	982	5,535
Reclassification adjustment for net gains arising during the period	—	—	(35)	—
Change in fair value of derivative used for cash flow hedge	(210)	(1,535)	(532)	(2,715)

Other comprehensive income, before tax	481	842	415	2,820
Tax expense related to items of other comprehensive income	(178)	(321)	(179)	(1,050)

Other comprehensive income, net of tax	303	521	236	1,770

Comprehensive income (loss)	$6,190	$(9,004)	$15,451	$(8,264)

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statement of Cash Flows

	For the nine months ended September 30,
	2012	2011
(Dollars in thousands)
Operating activities:
Net income (loss)	$15,215	$(10,034)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	22	53,816
Provision and adjustments to other real estate	2,108	2,301
Deferred tax expense (benefit)	8,704	(39)
Asset depreciation	1,822	1,971
Securities premium amortization, net of discount accretion	2,308	1,640
Amortization of intangibles	1,250	887
Stock based compensation expense	28	256
Net gain on sales/calls of investment securities	(35)	—
Net gain on sales of available for sale loans	(2,223)	(1,021)
Net (gain) loss on sales of premises/equipment	(4)	1
Net gain on sales of other real estate	(38)	(123)
Proceeds from sales of held for sale loans	109,222	48,295
Held for sale loans originated for resale	(110,393)	(48,290)
Net changes in assets and liabilities:
Accrued interest receivable	(171)	555
Other assets	1,842	2,665
Income tax receivable / payable	4,056	(15,547)
Excess tax expense from share-based payment arrangements	61	160
Accrued interest payable	(2,745)	930
Other liabilities	2,217	(792)

Net cash provided by operating activities	33,246	37,631

Investing activities:
Proceeds from sales of available for sale securities	6,588	—
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	2,250	2,345
Available for sale securities	55,854	42,419
Redemptions (purchases) of other investments	179	(42)
Purchases of available for sale securities	(172,165)	(47,944)
Principal repayments, net of loans originated	271,523	239,894
Purchases of premises and equipment	(1,462)	(977)
Proceeds from sales of premises and equipment	147	108
Proceeds from sales of other real estate	6,111	16,021

Net cash provided by investing activities	169,025	251,824

Financing activities:
Net decrease in deposits	(177,709)	(230,475)
Net increase (decrease) in other borrowings	10,215	(8,019)
Net proceeds from issuance of common stock	36	53
Redemptions of preferred stock	(70,000)	—
Excess tax expense from share-based payment arrangements	(61)	(160)
Preferred stock dividends paid	(4,405)	(1,750)

Net cash used in financing activities	(241,924)	(240,351)

Net (decrease) increase in cash and cash equivalents	(39,653)	49,104
Cash and cash equivalents:
Beginning of period	229,889	67,496

End of period	$190,236	$116,600

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

	Preferred Stock	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(Dollars in thousands)		Shares	Amount
Balance, December 31, 2010	$67,724	19,421,900	$19,422	$98,894	$190,793	$979	$377,812
Dividends (paid and /or accrued):
Preferred	—	—	—	—	(2,631)	—	(2,631)
Warrant amortization	544	—	—	—	(544)	—	—
Common stock issued	—	16,100	16	214	—	—	230
Net common stock issued under employee plans and related tax expense	—	3,577	4	(127)	—	—	(123)
Other comprehensive income, net of tax	—	—	—	—	—	1,770	1,770
Net income (loss)	—	—	—	—	(10,034)	—	(10,034)

Balance, September 30, 2011	$68,268	19,441,577	$19,442	$98,981	$177,584	$2,749	$367,024

Balance, December 31, 2011	$68,455	19,444,213	$19,444	$98,932	$118,244	$2,111	$307,186
Dividends, paid
Preferred	—	—	—	—	(2,194)	—	(2,194)
Warrant amortization / redemption of preferred stock	(68,455)	—	—	—	(1,545)	—	(70,000)
Common stock issued	—	—	—		—	—	—
Net common stock issued under employee plans and related tax expense	—	4,099	4	(29)	—	—	(25)
Other comprehensive income, net of tax	—	—	—	—	—	236	236
Net income	—	—	—	—	15,215	—	15,215

Balance, September 30, 2012	$—	19,448,312	$19,448	$98,903	$129,720	$2,347	$250,418

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1: SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal recurring adjustments. The results of operations for the three and nine months ended September 30, 2012, and the cash flows for the nine months ended September 30, 2012, should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2011.

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

NOTE 2: INVESTMENT SECURITIES

A summary of the amortized cost and fair values of investment securities at September 30, 2012 and December 31, 2011 follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At September 30, 2012
Held to Maturity:
Obligations of state and political subdivisions	$12,942	$912	$—	$13,854

Total	$12,942	$912	$—	$13,854

Available for Sale:
Federal agency securities	$117,699	$1,610	$(20)	$119,289
Obligations of state and political subdivisions	33,862	939	(77)	34,724
Residential mortgage-backed securities	208,587	4,490	(300)	212,777
Equity securities	1,231	536	—	1,767

Total	$361,379	$7,575	$(397)	$368,557

At December 31, 2011
Held to Maturity:
Obligations of state and political subdivisions	$15,252	$633	$—	$15,885

Total	$15,252	$633	$—	$15,885

Available for Sale:
Federal agency securities	$64,524	$1,051	$(22)	$65,553
Obligations of state and political subdivisions	10,926	196	(19)	11,103
Residential mortgage-backed securities	177,365	4,889	(107)	182,147
Equity securities	1,054	243	—	1,297

Total	$253,869	$6,379	$(148)	$260,100

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal National Mortgage Association (“Fannie Mae”).

Securities with limited marketability, such as Federal Reserve Bank stock, Federal Home Loan Bank stock, and certain other investments, are carried at cost and included in other assets on the unaudited consolidated statement of financial condition. Total investments carried at cost were $9.9 million and $10.5 million at September 30, 2012 and December 31, 2011, respectively. During the second quarter other-than-temporary impairment analysis, one investment incurred a write-down of $0.4 million. There are no other identified events or changes in circumstances that may have a significant adverse effect on the investments carried at cost.

A comparison of the amortized cost and approximate fair value of Southwest’s investment securities by maturity date at September 30, 2012 follows:

	Available for Sale		Held to Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$83,000	$84,516	$1,127	$1,130
More than one year through five years	126,531	129,902	1,946	1,982
More than five years through ten years	134,218	135,779	6,426	6,817
More than ten years	17,630	18,360	3,443	3,925

Total	$361,379	$368,557	$12,942	$13,854

The foregoing analysis assumes that Southwest’s residential mortgage-backed securities mature during the period in which they are estimated to prepay. No other prepayment or repricing assumptions have been applied to Southwest’s investment securities for this analysis.

Gain or loss on sale of investments is based upon the specific identification method. Sales of securities available for sale were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Proceeds from sales	$—	$—	$6,588	$—
Gross realized gains	—	—	45	—
Gross realized losses	—	—	(10)	—

The following table shows securities with gross unrealized losses and their fair values by the length of time that the individual securities had been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011. Securities whose market values exceed cost are excluded from this table.

	Number of Securities	Amortized cost of securities with unrealized losses	Continuous Unrealized Loss Existing for:		Fair value of securities with unrealized losses
(Dollars in thousands)			Less Than 12 Months	More Than 12 Months
At September 30, 2012
Available for Sale:
Federal agency securities	4	$12,355	$(20)	$—	$12,335
Obligations of state and political subdivisions	9	12,185	(77)	—	12,108
Residential mortgage-backed securities	20	39,833	(273)	(27)	39,533

Total	33	$64,373	$(370)	$(27)	$63,976

At December 31, 2011
Available for Sale:
Federal agency securities	3	$5,461	$(22)	$—	$5,439
Obligations of state and political subdivisions	3	3,853	(19)	—	3,834
Residential mortgage-backed securities	22	19,665	(107)	—	19,558

Total	28	$28,979	$(148)	$—	$28,831

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time Southwest expects to receive full value for the securities. Furthermore, as of September 30, 2012, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not more likely than not that Southwest will have to sell any such securities before a recovery of cost. The declines in fair value were attributable to increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates. Management does not believe any of the securities are impaired due to credit quality. Accordingly, as of September 30, 2012, management believes the impairment of these investments is not deemed to be other-than-temporary.

As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, and borrowings from the FHLB. Securities with an amortized cost of $295.3 million and $212.3 million were pledged to meet such requirements at September 30, 2012 and December 31, 2011, respectively. Any amount over-pledged can be released at any time.

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas. Its commercial lending operations are concentrated in Oklahoma City, Dallas, Tulsa, and other metropolitan markets in Texas, Kansas, and Oklahoma. As a result, the collectability of Southwest’s loan portfolio can be affected by changes in the economic conditions in those states and markets. Please see Note 8: Operating Segments for more detail regarding loans by market. At September 30, 2012 and December 31, 2011, substantially all of Southwest’s loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.

Southwest’s loan classifications were as follows:

	At September 30, 2012		At December 31, 2011
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Real estate mortgage:
Commercial	$898,453	$20,664	$1,028,561	$23,686
One-to-four family residential	74,081	5,059	80,375	7,072
Real estate construction:
Commercial	206,342	419	227,098	3,746
One-to-four family residential	3,438	—	4,987	—
Commercial	244,018	1,937	346,266	2,841
Installment and consumer:
Guaranteed student loans	4,872	—	5,396	—
Other	32,710	118	33,190	270

	1,463,914	28,197	1,725,873	37,615
Less: Allowance for loan losses	(43,607)	(138)	(44,233)	(451)

Total loans, net	$1,420,307	$28,059	$1,681,640	$37,164

Concentrations of Credit. At September 30, 2012, $521.0 million, or 36%, of Southwest’s noncovered loans consisted of loans to individuals and businesses in the healthcare industry. Southwest does not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Loans Held for Sale. Southwest had loans which were held for sale of $34.7 million and $38.7 million at September 30, 2012 and December 31, 2011, respectively. These loans are carried at the lower of cost or market value. Guaranteed student loans are generally sold to a single servicer. A substantial portion of the one-to-four family residential loans and loan servicing rights are primarily sold to one investor. These mortgage loans are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan. Southwest also provides United States Department of Agriculture (“USDA”) government guaranteed commercial real estate lending services to rural healthcare providers. These loans are available for sale in the secondary market.

Loan Servicing. Southwest earns fees for servicing real estate mortgages and other loans owned by others. The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned. The unpaid principal balance of real estate mortgage loans serviced for others totaled $329.2 million and $285.9 million at September 30, 2012 and September 30, 2011, respectively. Loan servicing rights are capitalized based on estimated fair value at the point of origination. The servicing rights are amortized over the period of estimated net servicing income.

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

The expected payments from the FDIC under the loss sharing agreements are recorded as part of the covered loans in the Unaudited Consolidated Statement of Financial Condition. As of September 30, 2012, Bank of Kansas has identified $20.7 million in cumulative net losses that have been submitted to the FDIC under such loss sharing agreements.

Changes in the carrying amounts and accretable yields for ASC 310.30 loans were as follows for the three and nine months ended September 30, 2012 and September 30, 2011.

	For the three months ended September 30,
	2012		2011
(Dollars in thousands)	Accretable Yield	Carrying amount of loans	Accretable Yield	Carrying amount of loans
Balance at beginning of period	$1,758	$30,712	$2,573	$46,153
Payments received	—	(1,409)	—	(1,727)
Transfers to other real estate / repossessed assets	21	(1,202)	—	(2,261)
Net charge offs	—	—	(88)	(979)
Net reclassifications to / from nonaccretable amount	—	—	—	—
Accretion	(102)	96	(23)	23

Balance at end of period	$1,677	$28,197	$2,462	$41,209

	For the nine months ended September 30,
	2012		2011
(Dollars in thousands)	Accretable Yield	Carrying amount of loans	Accretable Yield	Carrying amount of loans
Balance at beginning of period	$2,402	$37,615	$2,688	$53,628
Payments received	—	(7,269)	—	(7,925)
Transfers to other real estate / repossessed assets	27	(2,365)	4	(3,534)
Net charge offs	(5)	(112)	(85)	(1,105)
Net reclassifications to / from nonaccretable amount	(271)	—	—	—
Accretion	(476)	328	(145)	145

	$1,677	$28,197	$2,462	$41,209

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

The following table shows the recorded investment in loans on nonaccrual status.

	At September 30, 2012		At December 31, 2011
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Real estate mortgage:
Commercial	$20,443	$4,293	$4,667	$3,554
One-to-four family residential	949	55	1,468	188
Real estate construction:
Commercial	3,436	130	3,877	3,009
Commercial	1,575	328	3,371	370
Other consumer	90	3	123	7

Total nonaccrual loans	$26,493	$4,809	$13,506	$7,128

During the first nine months of 2012, $0.1 million of interest income was received on nonaccruing loans. If interest on all nonaccrual loans had been accrued for the nine months ended September 30, 2012, additional interest income of $0.9 million would have been recorded.

Cumulative charge-offs against noncovered nonaccrual loans at September 30, 2012 and December 31, 2011 were $13.4 million and $13.6 million, respectively.

As of September 30, 2012 and December 31, 2011, included in noncovered nonaccrual loans are six and five collateral dependent lending relationships with aggregate principal balances of approximately $22.0 million and $9.3 million, respectively, and related impairment reserves of $1.8 million and $0.4 million, respectively, which were established either based on recent appraisal values obtained for the respective properties or the discounted present value of expected cash flows using the loan’s initial effective interest rate. At September 30, 2012, all of these lending relationships are secured by commercial real estate and include a retail building project with one loan outstanding, five commercial building lending relationships, three with one loan outstanding and two with three loans outstanding.

The following table shows an age analysis of past due loans at September 30, 2012 and December 31, 2011.

(Dollars in thousands)	30-89 days past due	90 days and greater past due	Total past due	Current	Total loans	Recorded loans > 90 days and accruing
At September 30, 2012
Noncovered:
Real estate mortgage:
Commercial	$1,090	$20,576	$21,666	$876,787	$898,453	$133
One-to-four family residential	419	949	1,368	72,713	74,081	—
Real estate construction:
Commercial	1,397	3,436	4,833	201,509	206,342	—
One-to-four family residential	412	—	412	3,026	3,438	—
Commercial	903	1,791	2,694	241,324	244,018	216
Other	1,188	131	1,319	36,263	37,582	41

Total – noncovered	5,409	26,883	32,292	1,431,622	1,463,914	390
Covered:
Real estate mortgage:
Commercial	482	4,646	5,128	15,536	20,664	353
One-to-four family residential	—	55	55	5,004	5,059	—
Real estate construction:
Commercial	—	130	130	289	419	—
Commercial	3	328	331	1,607	1,938	—
Other	—	3	3	114	117	—

Total – covered	485	5,162	5,647	22,550	28,197	353

Total	$5,894	$32,045	$37,939	$1,454,172	$1,492,111	$743

At December 31, 2011
Noncovered:
Real estate mortgage:
Commercial	$2,567	$4,667	$7,234	$1,021,327	$1,028,561	$—
One-to-four family residential	1,206	1,491	2,697	77,678	80,375	23
Real estate construction:
Commercial	1,825	3,877	5,702	221,396	227,098	—
One-to-four family residential	—	—	—	4,987	4,987	—
Commercial	8,331	3,374	11,705	334,561	346,266	3
Other	362	140	502	38,084	38,586	17

Total – noncovered	14,291	13,549	27,840	1,698,033	1,725,873	43
Covered:
Real estate mortgage:
Commercial real estate	2,243	3,554	5,797	17,889	23,686	—
One-to-four family residential	—	188	188	6,884	7,072	—
Real estate construction:
Commercial	—	3,009	3,009	737	3,746	—
Commercial	—	370	370	2,471	2,841	—
Other	—	7	7	263	270	—

Total – covered	2,243	7,128	9,371	28,244	37,615	—

Total	$16,534	$20,677	$37,211	$1,726,277	$1,763,488	$43

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

Impaired loans are shown in the following table:

	With No Specific Allowance		With A Specific Allowance
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Related Allowance
At September 30, 2012
Noncovered:
Commercial real estate	$24,958	$25,273	$23,410	$25,918	$5,114
One-to-four family residential	949	1,149	—	—	—
Real estate construction	4,065	7,846	235	257	46
Commercial	3,488	7,261	1,297	1,561	792
Other	8	10	82	100	82

Total noncovered	$33,468	$41,539	$25,024	$27,836	$6,034

Covered:
Commercial real estate	$4,597	$5,700	$1.891	$2,277	$12
One-to-four family residential	38	77	37	49	1
Real estate construction	130	309	—	—	—
Commercial	328	1,890	—	—	—
Other	3	8	—	—	—

Total covered	$5,096	$7,984	$1,928	$2,326	$13

At December 31, 2011
Noncovered:
Commercial real estate	$17,985	$18,142	$3,716	5,366	$411
One-to-four family residential	984	1,130	484	611	21
Real estate construction	11,735	15,244	248	262	73
Commercial	7,283	7,710	3,207	4,958	349
Other	11	12	112	123	112

Total noncovered	$37,998	$42,238	$7,767	11,320	$966

Covered:
Commercial real estate	$2,486	$2,670	$1,068	1,271	$140
One-to-four family residential	118	190	70	138	5
Real estate construction	758	1,071	2,251	3,102	258
Commercial	338	542	32	350	32
Other	7	29	—	—	—

Total covered	$3,707	$4,502	$3,421	$4,861	$435

The average recorded investment and interest income recognized on impaired loans as of September 30, 2012 and September 30, 2011 is shown in the following table:

	As of and for the nine months ended September 30,
	2012		2011
(Dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Noncovered:
Commercial real estate	$32,735	$—	$86,544	$—
One-to-four family residential	736	28	1,335	5
Real estate construction	4,596	9	62,516	—
Commercial	4,398	7	8,745	139
Other	110	—	91	1

Total noncovered	$42,575	$44	$159,231	$145

Covered:
Commercial real estate	$22,017	$21	$27,676	$10
One-to-four family residential	5,854	—	8,183	—
Real estate construction	2,168	38	6,449	—
Commercial	2,244	—	4,786	1
Other	173	—	489	—

Total covered	$32,456	$59	$47,583	$11

Troubled Debt Restructurings. The loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from loss mitigation activities and can include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Troubled debt restructurings are classified as impaired at the time of restructuring and classified as nonperforming, potential problem, or performing restructured, as applicable. Loans modified in troubled debt restructurings may be returned to performing status after considering the borrowers’ sustained repayment for a reasonable period of at least six months.

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

Troubled debt restructured loans outstanding as of September 30, 2012 and December 31, 2011 are as follows:

	At September 30, 2012		At December 31, 2011
(Dollars in thousands)	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial real estate	$30,120	$4,198	$17,034	$2,816
One-to-four family residential	20	145	—	—
Real estate construction	864	130	8,106	—
Commercial	3,210	525	7,119	1,371
Consumer	—	82	—	112

Total	$34,214	$5,080	$32,259	$4,299

At September 30, 2012 and December 31, 2011, Southwest had no significant commitments to lend additional funds to debtors whose loan terms have been modified in troubled debt restructuring.

Loans modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2012 and September 30, 2011 are shown in the following tables:

	For the three months ended September 30,
	2012		2011
(Dollars in thousands)	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Commercial real estate	1	$249	5	$33,879
Commercial	1	782	8	5,904
Consumer	—	—	1	130

Total	2	$1,031	14	$39,913

	For the nine months ended September 30,
	2012		2011
(Dollars in thousands)	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Commercial real estate	6	$13,952	10	$51,097
One-to-four family residential	2	110	1	8,106
Real estate construction	1	864	13	6,805
Commercial	4	2,519	1	130

Total	13	$17,445	25	$66,138

The modifications of loans identified as troubled debt restructurings primarily related to payment extensions and/or reductions in the interest rate. The financial impact of troubled debt restructurings is not significant.

The following tables present the recorded investment and the number of loans modified as a troubled debt restructuring which subsequently defaulted during the three and nine month periods ended September 30, 2012 and September 30, 2011. Default, for this purpose, is deemed to occur when a loan is 90 days or more past due or transferred to nonaccrual and is within twelve months of restructuring.

	For the three months ended September 30,
	2012		2011
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	2	$48	—	$—
Real estate construction	1	130	1	4,240

Total	3	$178	1	$4,240

	For the nine months ended September 30,
	2012		2011
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	4	$160	—	$—
Real estate construction	1	130	1	4,240

Total	5	$290	1	$4,240

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

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans. As of September 30, 2012 and December 31, 2011, based on the most recent analysis performed as of those dates, the risk category of loans by class is as follows:

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At September 30, 2012
Grade:
Pass	$757,740	$75,441	$117,154	$224,125	$37,406	$1,211,866
Special Mention	81,165	1,503	66,993	10,491	158	160,310
Substandard	76,920	2,158	26,052	10,586	136	115,852
Doubtful	3,292	38	—	753	—	4,083

Total	$919,117	$79,140	$210,199	$245,955	$37,700	$1,492,111

At December 31, 2011
Grade:
Pass	$927,652	$84,475	$139,431	$301,636	$38,202	$1,491,396
Special Mention	60,000	564	46,126	11,345	642	118,677
Substandard	62,790	2,408	50,136	35,164	12	150,510
Doubtful	1,805	—	138	962	—	2,905

Total	$1,052,247	$87,447	$235,831	$349,107	$38,856	$1,763,488

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

The following table shows the balance in the allowance for loan losses and the recorded investment in covered and noncovered loans by portfolio classification disaggregated on the basis of impairment evaluation method.

(Dollars in thousands)	Commercial Real Estate	1-4 Family Residential	Real Estate Construction	Commercial	Other	Total
At September 30, 2012
Balance at beginning of period	$21,749	$1,016	$11,177	$9,827	$915	$44,684
Loans charged-off	(2,167)	(269)	—	(3,805)	(577)	(6,818)
Recoveries	40	231	1,950	3,260	376	5,857
Provision for loan losses	6,703	(231)	(3,640)	(2,907)	97	22

Balance at end of period	$26,325	$747	$9,487	$6,375	$811	$43,745

Allowance for loan losses ending balance:
Individually evaluated for impairment	$5,114	$—	$46	$792	$82	$6,034
Collectively evaluated for impairment	21,086	734	9,441	5,583	729	37,573
Acquired with deteriorated credit quality	125	13	—	—	—	138

Total ending allowance balance	$26,325	$747	$9,487	$6,375	$811	$43,745

Loans receivable ending balance:
Individually evaluated for impairment	$48,368	$949	$4,300	$4,785	$90	$58,492
Collectively evaluated for impairment	850,085	73,132	205,480	239,233	37,492	1,405,422
Acquired with deteriorated credit quality	20,664	5,059	419	1,937	118	28,197

Total ending loans balance	$919,117	$79,140	$210,199	$245,955	$37,700	$1,492,111

	Commercial Real Estate	1-4 Family Residential	Real Estate Construction	Commercial	Other	Total
At September 30, 2011
Balance at beginning of period	$32,508	$1,597	$19,605	$10,605	$914	$65,229
Loans charged-off	(20,870)	(334)	(19,662)	(15,419)	(736)	(57,021)
Recoveries	285	56	626	1,614	93	2,674
Provision for loan losses	25,030	(286)	14,610	13,851	611	53,816

Balance at end of period	$36,953	$1,033	$15,179	$10,651	$882	$64,698

Allowance for loan losses ending balances:
Individually evaluated for impairment	$10,037	$2	$4,504	$1,974	$130	$16,647
Collectively evaluated for impairment	26,916	1,031	10,675	8,677	752	48,051
Acquired with deteriorated credit quality	—	—	—	—	—	—

Total ending allowance balance	$36,953	$1,033	$15,179	$10,651	$882	$64,698

Loans receivable ending balance:
Individually evaluated for impairment	$112,805	$1,433	$76,660	$13,476	$152	$204,526
Collectively evaluated for impairment	1,056,205	83,839	296,920	353,765	38,341	1,829,070
Acquired with deteriorated credit quality	23,201	7,378	5,987	4,286	357	41,209

Total ending loans balance	$1,192,211	$92,650	$379,567	$371,527	$38,850	$2,074,805

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

The estimated fair value amounts have been determined by Southwest using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount Southwest could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. There were no changes in valuation methods used to estimate fair value during the nine months ended September 30, 2012.

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

The fair value of a certain private equity investment is estimated based on Southwest’s proportionate share of the net asset value, $1.7 million and $1.2 million as of September 30, 2012 and December 31, 2011, respectively. The investee invests in small and mid-sized U.S. financial institutions and other financial-related companies. This investment has a quarterly redemption with sixty-five days’ notice.

Derivative instrument – Southwest utilizes an interest rate swap agreement to convert one of its variable-rate subordinated debentures to a fixed rate (cash flow hedge). The fair value of the interest rate swap agreement is obtained from dealer quotes.

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

	Total	Fair Value Measurement at Reporting Date Using
(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2012
Loans held for sale:
Student loans	$4,872	$—	$4,872	$—
One-to-four family residential	7,329	—	7,329	—
Government guaranteed commercial real estate	22,446	—	22,446	—
Other loans held for sale	102	—	102	—

Available for sale securities:
Federal agency securities	119,289	—	119,289	—
Obligations of state and political subdivisions	34,724	—	34,724	—
Residential mortgage-backed securities	212,777	—	212,777	—
Equity securities	1,767	100	1,667	—

Derivative instrument	(3,366)	—	(3,366)	—

Total	$399,940	$100	$399,840	$—

At December 31, 2011
Loans held for sale:
Student loans	$5,396	$—	$5,396	$—
One-to-four family residential	3,547	—	3,547	—
Government guaranteed commercial real estate	29,624	—	29,624	—
Other loans held for sale	128	—	128	—

Available for sale securities:
Federal agency securities	65,553	—	65,553	—
Obligations of state and political subdivisions	11,103	—	11,103	—
Residential mortgage-backed securities	182,147	—	182,147	—
Equity securities	1,297	80	1,217	—

Derivative instrument	(2,834)	—	(2,834)	—

Total	$295,961	$80	$295,881	$—

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

Assets that are measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011 are summarized below.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
At September 30, 2012
Noncovered impaired loans at fair value :
Commercial real estate	$25,643	$—	$25,643	$—	$(6,693)
One-to-four family residential	18	—	18	—	110
Real estate construction	236	—	236	—	3,535
Commercial	1,812	—	1,812	—	(257)
Other consumer	82	—	82	—	30

Noncovered other real estate	14,683	—	14,683	—	(1,201)
Covered other real estate	4,142	—	4,142	—	(141)
Mortgage loan servicing rights	2,123	—	—	2,123	(389)

Total	$48,739	$—	$46,616	$2,123	$(5,006)

At December 31, 2011
Noncovered impaired loans at fair value :
Commercial real estate	$3,716	$—	$3,716	$—	$(1,727)
One-to-four family residential	604	—	604	—	(55)
Real estate construction	3,877	—	3,877		(3,569)
Commercial	3,239	—	3,239	—	(1,964)
Other consumer	112	—	112	—	(103)

Noncovered other real estate	19,844	—	19,844	—	(3,104)
Mortgage loan servicing rights	1,817	—	—	1,817	(315)

Total	$33,209	$—	$31,392	$1,817	$(10,837)

Noncovered impaired loans measured at fair value with a carrying amount of $37.3 million were written down to a fair value of $27.8 million, resulting in a life-to-date impairment of $9.5 million, of which $3.3 million was included in the provision for loan losses for the nine months ended September 30, 2012. As of December 31, 2011, noncovered impaired loans measured at fair value with a carrying amount of $19.7 million were written down to the fair value of $11.5 million at December 31, 2011, resulting in a life-to-date impairment charge of $8.1 million, of which $7.4 million was included in the provision for loan losses for the year ended December 31, 2011.

As of September 30, 2012, noncovered and covered other real estate assets were written down to their fair values, resulting in an impairment charge of approximately $1.2 million and $0.1 million, respectively, which was included in noninterest expense for the nine months ended September 30, 2012. In the prior year, only noncovered other real estate assets were written down to their respective fair values, resulting in impairment charges of $3.1 million, which were included in noninterest expense for the year ended December 31, 2011.

For the nine months ended September 30, 2012 and for the year ended December 31, 2011, mortgage loan servicing rights were written down to their fair values, resulting in impairment charges of $0.4 million and $0.3 million, respectively, which were included in noninterest income for each period.

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

Subordinated debentures – Two subordinated debentures have floating rates that reset quarterly and the third subordinated debenture has a fixed rate. The fair value of the fixed rate subordinated debenture is based on market price. The fair value of the floating rate subordinated debentures approximates carrying value at September 30, 2012. The fair value of the floating rate subordinated debentures at December 31, 2011 was estimated by taking into consideration the liquidity discount implied by the market price of the fixed rate subordinated debenture at December 31, 2011.

The carrying values and estimated fair values of Southwest’s financial instruments segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	At September 30, 2012		At December 31, 2011
(Dollars in thousands)	Carrying Values	Fair Values	Carrying Values	Fair Values
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$190,236	$190,236	$30,247	$30,247
Securities held to maturity	12,942	13,854	15,252	15,885
Accrued interest receivable	7,347	7,347	7,176	7,176
Investments included in other assets	9,903	9,903	10,454	10,454
Level 3 inputs:
Total loans, net of allowance	1,448,366	1,431,018	1,718,804	1,708,894
Financial liabilities:
Level 2 inputs:
Deposits	1,743,673	1,706,559	1,921,382	1,883,196
Accrued interest payable	944	944	3,689	3,689
Other liabilities	9,692	9,692	9,340	9,340
Derivative instrument	3,366	3,366	2,834	2,834
Other borrowings	66,694	70,539	56,479	60,688
Subordinated debentures	81,963	83,564	81,963	72,423

NOTE 5: DERIVATIVE INSTRUMENTS

Southwest has an interest rate swap agreement with a total notional amount of $25.0 million. The interest rate swap contract was designated as a hedging instrument in cash flow hedges with the objective of protecting the overall cash flow from Southwest’s quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven year period beginning February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month London Interbank Offered Rate (“LIBOR”). Under the swap, Southwest will pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85% on a total notional amount of $25.0 million, with quarterly settlements. The rate received by Southwest as of September 30, 2012 was 3.31%.

The estimated fair value of the interest rate derivative contract outstanding as of September 30, 2012 and December 31, 2011 resulted in a pre-tax loss of $3.4 million and $2.8 million, respectively, and was included in other liabilities in the Unaudited Consolidated Statement of Financial Condition. Southwest obtained the counterparty valuation to validate its interest rate derivative contract as of September 30, 2012 and December 31, 2011.

The effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument, a $0.3 million loss and a $1.7 million loss for the nine months ended September 30, 2012 and September 30, 2011, respectively, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense. No ineffectiveness related to the interest rate derivative was recognized during either reporting period.

Net cash flows as a result of the interest rate swap agreement were $0.5 million for both the nine months ended September 30, 2012 and September 30, 2011, and were included in interest expense on subordinated debentures.

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

The fair value of cash and securities posted as collateral by Southwest related to the derivative contract was $4.0 million and $3.8 million at September 30, 2012 and December 31, 2011, respectively.

NOTE 6: TAXES ON INCOME

Net deferred tax assets totaled $32.0 million at September 30, 2012 and $40.9 million at December 31, 2011. Net deferred tax assets are included in other assets and no valuation allowance is recorded.

Southwest is in a cumulative pretax loss position for the trailing three-year period ended September 30, 2012. Under current accounting guidance, this represents significant negative evidence in the determination of the need for a valuation allowance. Included in the three-year pretax loss position is $101.0 million related to the nonrecurring sale of nonperforming assets and potential problem loans that occurred in the fourth quarter of 2011.

Southwest conducted an interim analysis to assess the need for a valuation allowance at September 30, 2012. As part of this analysis management considered negative evidence associated with the trailing cumulative loss position against positive evidence associated with the taxable income generated in the first nine months of 2012, a long history of taxable income, the current federal income tax receivable, and projected pre-tax income in future years. While realization of the deferred tax benefit is not assured, it is management’s judgment, after review of all available evidence and based on the weight of such evidence, that a valuation allowance is not required as realization of these benefits meets the “more likely than not” standard under generally accepted accounting principles.

Southwest and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Southwest is no longer subject to U.S. federal or state tax examinations for years before 2009. On February 15, 2012, Southwest was notified by the Internal Revenue Service that it was under audit for the 2009 income tax filing.

NOTE 7: EARNINGS PER SHARE

Earnings per common share is computed using the two-class method prescribed by ASC 260, Earnings Per Share. Using the two-class method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which excludes outstanding unvested restricted stock. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method. Stock options and warrants with exercise prices greater than the average market price of common shares were not included in the computation of earnings per diluted share as they would have been antidilutive. On September 30, 2012 and 2011, there were 5,000 and 97,526 antidilutive stock options to purchase common shares, respectively. An antidilutive warrant to purchase 703,753 shares of common stock was also outstanding on September 30, 2012.

The following table shows the computation of basic and diluted earnings per common share:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except earnings per share data)	2012	2011	2012	2011
Numerator:
Net income (loss)	$5,887	$(9,525)	$15,215	$(10,034)
Preferred dividend	(380)	(880)	(2,194)	(2,630)
Warrant amortization	(1,163)	(184)	(1,545)	(544)

Net income (loss) available to common shareholders	$4,344	$(10,589)	$11,476	$(13,208)
Earnings allocated to participating securities	—	—	—	—

Numerator for basic earnings per common share	$4,344	$(10,589)	$11,476	$(13,208)
Effect of reallocating undistributed earnings of participating securities	—	—	—	—

Numerator for diluted earnings per common share	$4,344	$(10,589)	$11,476	$(13,208)
Denominator:
Denominator for basic earnings per common share –
Weighted average common shares outstanding	19,447,952	19,416,460	19,446,716	19,413,505
Effect of dilutive securities:
Stock options	—	—	—	—
Warrant	—	—	—	—

Denominator for diluted earnings per common share	19,447,952	19,416,460	19,446,716	19,413,505
Earnings per common share:
Basic	$0.22	$(0.54)	$0.59	$(0.68)

Diluted	$0.22	$(0.54)	$0.59	$(0.68)

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

Southwest identifies reportable segments by type of service provided and geographic location. Operating results are adjusted for borrowings, allocated service costs, and management fees. Portfolio loans are allocated based upon the state of the borrower or the location of the real estate in the case of real estate loans. Loans included in the Out of Market segment are portfolio loans attributable to twenty-six states other than Oklahoma, Texas, or Kansas and primarily consist of healthcare and commercial real estate credits. These out of state loans are administered by offices in Oklahoma, Texas, or Kansas.

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

The following table summarizes financial results by operating segment:

For the three months ended September 30, 2012
	Oklahoma	Texas	Kansas	Out of	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Market	Market	Operations	Company
Net interest income	$8,740	$6,828	$2,886	$1,390	$372	$(1,534)	$18,682
Provision for loan losses	(323)	(358)	(2,278)	1,233	—	—	(1,726)
Noninterest income	1,843	391	565	35	854	262	3,950
Noninterest expenses	6,063	3,218	3,200	462	682	966	14,591

Income (loss) before taxes	4,843	4,359	2,529	(270)	544	(2,238)	9,767
Taxes on income	1,970	1,737	979	(101)	214	(919)	3,880

Net income (loss)	$2,873	$2,622	$1,550	$(169)	$330	$(1,319)	$5,887

For the nine months ended September 30, 2012
(Dollars in thousands)	Oklahoma Banking	Texas Banking	Kansas Banking	Out of Market	Secondary Market	Other Operations*	Total Company
Net interest income	$28,317	$23,009	$9,043	$4,102	$1,049	$(6,242)	$59,278
Provision for loan losses	(2,319)	2,558	(3,323)	3,106	—	—	22
Noninterest income	5,445	1,248	1,567	151	1,879	775	11,065
Noninterest expenses	19,023	10,004	10,102	1,221	1,730	3,589	45,669

Income (loss) before taxes	17,058	11,695	3,831	(74)	1,198	(9,056)	24,652
Taxes on income	6,530	4,477	1,466	(28)	458	(3,466)	9,437

Net income (loss)	$10,528	$7,218	$2,365	$(46)	$740	$(5,590)	$15,215

* Includes externally generated revenue of $1.3 million, primarily from investing services, and an internally generated loss of $5.5 million from the funds management unit

Fixed asset expenditures	$154	$63	$47	$—	$—	$1,198	$1,462
Total loans at period end	564,734	554,367	202,262	135,999	34,749	—	1,492,111
Total assets at period end	606,349	551,623	212,403	134,745	37,216	614,414	2,156,750
Total deposits at period end	1,303,023	162,404	264,894	—	5,375	7,977	1,743,673

For the three months ended September 30, 2011
(Dollars in thousands)	Oklahoma Banking	Texas Banking	Kansas Banking	Out of Market	Secondary Market	Other Operations	Total Company
Net interest income	$11,127	$8,876	$3,256	$1,393	$370	$(997)	$24,025
Provision for loan losses	3,917	14,949	498	5,262	—	—	24,626
Noninterest income	1,990	443	490	53	327	286	3,589
Noninterest expenses	7,087	4,307	3,923	943	525	908	17,693

Income (loss) before taxes	2,113	(9,937)	(675)	(4,759)	172	(1,619)	(14,705)
Taxes on income	2,106	(3,482)	(63)	(2,812)	82	(1,011)	(5,180)

Net income (loss)	$7	$(6,455)	$(612)	$(1,947)	$90	$(608)	$(9,525)

For the nine months ended September 30, 2011
(Dollars in thousands)	Oklahoma Banking	Texas Banking	Kansas Banking	Out of Market	Secondary Market	Other Operations*	Total Company
Net interest income	$34,119	$28,367	$10,288	$5,203	$1,038	$(4,584)	$74,431
Provision for loan losses	5,875	24,240	1,217	22,484	—	—	53,816
Noninterest income	5,804	1,402	1,423	161	841	811	10,442
Noninterest expenses	19,791	11,753	9,737	2,577	1,542	2,898	48,298

Income (loss) before taxes	14,257	(6,224)	757	(19,697)	337	(6,671)	(17,241)
Taxes on income	5,525	(2,424)	266	(7,787)	133	(2,920)	(7,207)

Net income (loss)	$8,732	$(3,800)	$491	$(11,910)	$204	$(3,751)	$(10,034)

*	Includes externally generated revenue of $2.2 million, primarily from investing services, and an internally generated loss of $5.2 million from the funds management unit

Fixed asset expenditures	$81	$—	$167	$—	$5	$724	$977
Total loans at period end	770,306	845,485	252,302	166,810	39,902	—	2,074,805
Total assets at period end	802,503	858,391	274,688	173,692	42,065	421,153	2,572,492
Total deposits at period end	1,437,524	152,506	275,440	—	4,919	151,864	2,022,253

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

Further, Stillwater National is no longer subject to the informal Individual Minimum Capital Agreement also entered into on January 27, 2010, which required Stillwater National to maintain a ratio of total capital to risk weighted assets of at least 12.5% and a Tier 1 leverage ratio of at least 8.5%. At September 30, 2012, Stillwater National had a total risk based capital ratio of 18.46% and a leverage ratio of 12.59%, and remained well capitalized for regulatory purposes. The general regulatory minimums to be well-capitalized are a total risk based capital ratio of 10.00%, a Tier 1 risk based capital ratio of 6.00%, and a leverage ratio of 5.00%.

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

NOTE 10: RESUMPTION OF INTEREST AND DIVIDENDS; REDEMPTION OF PREFERRED SHARES

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

On August 8, 2012, Southwest announced the completion of the repurchase of all $70.0 million of its preferred securities (the “Series B Preferred”) sold to the Department of the Treasury in December 2008. The Series B Preferred was issued under the Treasury’s Capital Purchase Program (“CPP”).

All funds for the repurchase were internally generated. Southwest and each of its banking subsidiaries remain well capitalized after the repurchase. Southwest incurred a one-time, non-cash equity charge of approximately $1.2 million in the third quarter of 2012 to reflect accelerated accretion of the remaining discount on the Series B Preferred. Prior to the repurchase, dividends on the repurchased Series B Preferred, which reduced net income available to common shareholders, were approximately $1.1 million per quarter. The Department of the Treasury continues to hold a warrant to purchase 703,753 shares of Southwest’s common stock at an initial per share price of $14.92.

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

In August 2011, FASB issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, the unit is required to perform the first step of the two-step impairment by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 was effective for Southwest beginning January 1, 2012 and did not have a significant impact on the financial statements.

In September 2012, the Emerging Issues Task Force reaffirmed the consensus-for-exposure reached in March 2012 regarding the Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (“Issue 12-C”). The Task Force determined that when a reporting entity initially recognizes an indemnification asset (in accordance with Subtopic 805-20, Business Combinations --Identifiable Assets and Liabilities, and Any Noncontrolling Interest) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity would be required to account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value of the indemnification asset would be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining term of the indemnified assets). The amendments resulting from Issue 12-C would be applied prospectively to any new indemnification assets acquired and to changes in expected cash flows of existing indemnification assets occurring on or after the date of adoption. The guidance is effective for Southwest on January 1, 2013 and is not expected to have a significant impact on Southwest’s financial statements.

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

These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws, regulations and accounting principles; changes in effective tax rates or the expiration of favorable tax provisions; changes in regulatory standards and examination policies; and a variety of other matters. These other matters include, among other things, the direct and indirect effects of economic conditions on interest rates, credit quality, loan demand, liquidity, and monetary and supervisory policies of banking regulators. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements. In addition, Southwest’s past growth and performance do not necessarily indicate its future results. For other factors, risks, and uncertainties that could cause actual results to differ materially from estimates and projections contained in forward-looking statements, please read the “Risk Factors” contained in Southwest’s reports to the Securities and Exchange Commission.

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

GENERAL

Southwest is the bank holding company for Stillwater National Bank and Trust Company (“Stillwater National”) and Bank of Kansas. Through its subsidiaries, Southwest offers commercial and consumer lending, deposit and investment services, specialized cash management, and other financial services from offices in Oklahoma, Texas, and Kansas, and on the Internet, through SNB DirectBanker®. We were organized in 1981 as the holding company for Stillwater National, which was chartered in 1894. At September 30, 2012 we had total assets of $2.2 billion, deposits of $1.7 billion, and shareholders’ equity of $250.4 million.

Our area of expertise focuses on the special financial needs of healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate borrowers. We established a strategic focus on healthcare lending in 1974. We provide credit and other services, such as deposits, cash management, and document imaging for physicians and other healthcare practitioners to start or develop their practices and finance the development and purchase of medical offices, clinics, surgical care centers, hospitals, and similar facilities. As of September 30, 2012, approximately $521.0 million, or 36%, of our noncovered loans were loans to individuals and businesses in the healthcare industry. We conduct regular market reviews of our current and potential healthcare lending and the appropriate concentrations within healthcare based upon economic and regulatory conditions.

We also focus on commercial real estate mortgage and construction credits. We do not focus on one-to-four family residential development loans or “spec” residential property credits. Additionally, subprime residential lending has never been a part of our business strategy, and our exposure to subprime mortgage loans and subprime lenders is minimal. One-to-four family mortgages account for 5% of total noncovered loans. As of September 30, 2012 approximately $1.1 billion, or 75%, of our noncovered loans were commercial real estate mortgage and construction loans, including $353.4 million of loans to individuals and businesses in the healthcare industry.

Southwest’s common stock is traded on the NASDAQ Global Select Market under the symbol OKSB. Southwest’s public trust preferred securities are traded on the NASDAQ Global Select Market under the symbol OKSBP. Southwest focuses on converting its strategic vision into long-term shareholder value. Our vision includes a commercial banking model and a community banking model focused on more traditional banking operations in our three-state market.

At September 30, 2012, the Oklahoma Banking segment accounted for $564.7 million in loans, the Texas Banking segment accounted for $554.4 million in loans, the Kansas Banking segment accounted for $202.3 million in loans, and the Out of Market segment accounted for $136.0 million in loans. Southwest offers products to the student, residential mortgage, and rural healthcare lending markets. These operations comprise the Secondary Market business segment. At September 30, 2012, Secondary Market loans accounted for $34.7 million in loans. Southwest engages in residential mortgage lending, but residential mortgages have not been a significant element of Southwest’s strategy. Please see “Financial Condition: Loans” below for additional information.

For additional information on Southwest’s operating segments, please see “Note 8: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements.

Southwest began 2011 with continued high levels of nonperforming and potential problem assets. In the spring of 2011, Southwest reorganized and took actions intended to strengthen the credit, loan review and workout functions. During the year, Southwest had success in resolving some credits, but downgrades and new problem assets, mainly driven by real estate appraisal decreases with respect to collateral dependent loans, kept the total levels of unresolved credits unsatisfactorily high. The levels significantly affected Southwest’s earnings.

Faced with those facts, management and the Board of Directors considered alternatives for bringing nonperforming and potential problem assets to healthier levels. The Board of Directors carefully considered the potential costs and benefits of various alternatives to Southwest and the shareholders, in consultation with financial and legal advisors and management. Management and the Board of Directors concluded that a sale of assets in the near-term was in the best interests of Southwest’s shareholders.

Based on this determination, Southwest sold nonperforming loans, potential problem loans, and other real estate with a carrying value before transfer to assets held for sale, of approximately $300.3 million; and sold related other loans with a carrying value before transfer to assets held for sale of $1.3 million.

Loans were transferred to loans held for sale at fair values. The actual sale price reflected a bulk sale discount, which resulted in charge-offs of $88.6 million at the time of transfer. The sales completed in the fourth quarter of 2011 resulted in net proceeds to Southwest of approximately $187.0 million. The results for the year ended December 31, 2011 include a provision for loan losses of $74.9 million and a fair value adjustment in other real estate expenses of $23.6 million in connection with the fourth quarter sales. The provision expense was calculated in accordance with Southwest’s standard methodology and was based on the amount needed to replenish the allowance for loan losses back to the required level for the remaining loan portfolio.

As of September 30, 2011, the assets sold were loans with an aggregate fair value of $229.5 million and other real estate properties with an aggregate fair value of $67.3 million.

(Dollars in thousands)	Carrying Value 9/30/2011 (1)	Fair Value 9/30/2011 (2)	Net Sales Price 12/14/2011
Loans collectively evaluated for impairment	$93,850	$93,074	$58,246
Loans individually evaluated for impairment
with a specific reserve	78,396	64,731	44,850
no specific reserve	72,323	71,725	50,625
Other real estate	56,565	67,261	34,113

Total	$301,134	$296,792	$187,834

(1)	Carrying Value – loans were reported at the principal balance outstanding net of the unamortized deferred loan fees. The carrying value of loans specifically evaluated for impairment of $78.4 million was prior to deducting specific reserves of $13.7 million. Other real estate was carried at fair value less estimated costs to sell the asset.
(2)	Fair Value – fair value of loans was estimated by discounting the cash flows using risks inherent in the loan category and interest rates currently offered for loans with similar terms and credit risks or fair values of the underlying collateral if repayment was expected solely from collateral for each asset sold on a standalone basis in an orderly transaction. The fair value of the other real estate was primarily based on the appraisal value of the underlying collateral.

FINANCIAL CONDITION

Investment Securities

Southwest’s investment security portfolio increased $106.1 million, or 39%, from $275.4 million at December 31, 2011, to $381.5 million at September 30, 2012. The increase is primarily the result of a $53.7 million, or 82%, increase in U.S. government and agency securities, a $29.4 million, or 16%, increase in government agency guaranteed residential mortgage-backed securities, a $21.3 million, or 81%, increase in municipal securities, and a $1.2 million increase in other mortgaged-backed securities.

Loans

Total loans, including loans held for sale, were $1.5 billion at September 30, 2012. The following table shows the composition of the loan portfolio at the dates indicated:

	September 30, 2012		December 31, 2011		Total $ Change	Total % Change
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Real estate mortgage
Commercial	$898,453	$20,664	$1,028,561	$23,686	$(133,130)	(12.65)%
One-to-four family residential	74,081	5,059	80,375	7,072	(8,307)	(9.50)
Real estate construction
Commercial	206,342	419	227,098	3,746	(24,083)	(10.43)
One-to-four family residential	3,438	—	4,987	—	(1,549)	(31.06)
Commercial	244,018	1,937	346,266	2,841	(103,152)	(29.55)
Installment and consumer
Guaranteed student loans	4,872	—	5,396	—	(524)	(9.71)
Other	32,710	118	33,190	270	(632)	(1.89)

Total loans	$1,463,914	$28,197	$1,725,873	$37,615	$(271,377)	(15.39)%

The composition of loans held for sale and a reconciliation to total loans is shown in the following table:

(Dollars in thousands)	September 30, 2012	December 31, 2011	$ Change	% Change
Loans held for sale:
Student loans	$4,872	$5,396	$(524)	(9.71)%
One-to-four family residential	7,329	3,547	3,782	106.63
Government guaranteed commercial real estate	22,446	29,624	(7,178)	(24.23)
Other loans held for sale	102	128	(26)	(20.31)

Total loans held for sale	34,749	38,695	(3,946)	(10.20)
Noncovered portfolio loans	1,429,165	1,687,178	(258,013)	(15.29)
Covered portfolio loans	28,197	37,615	(9,418)	(25.04)

Total loans	$1,492,111	$1,763,488	$(271,377)	(15.39)%

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

At September 30, 2012, the allowance for loan losses on total noncovered loans was $43.6 million, $0.6 million, or 1%, less than the allowance for loan losses on noncovered loans at December 31, 2011.

At September 30, 2012, the allowance on the $26.5 million in noncovered nonaccrual loans was $2.6 million (10%), compared with an allowance on $13.5 million in noncovered nonaccrual loans at December 31, 2011 of $0.9 million (7%). At September 30, 2012, the allowance on the $31.2 million noncovered performing troubled debt restructured loans was $3.4 million (11%), compared with an allowance on $32.3 million in noncovered performing troubled debt restructured loans of less than $0.1 million at December 31, 2011.

At September 30, 2012, the allowance for the remaining noncovered loans was $37.6 million (3%), compared to $43.3 million (3%) at December 31, 2011. The decrease in the allowance relating to these other noncovered loans resulted from the decrease in the loan portfolio and consideration of trends and qualitative factors, including portfolio loss trends as well as management’s assessment of economic risk, asset quality trends, levels of potential problem loans, and loan concentrations in commercial real estate mortgage and construction loans.

Covered loans were $28.2 million and $37.6 million as of September 30, 2012 and December 31, 2011, respectively. These loans are subject to protection under the loss sharing agreements with the FDIC and had an allowance for loan losses of $0.1 million and $0.5 million based on analysis of expected future cash flows, respectively.

The amount of the loan loss provision for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs for the period. Net charge-offs for the first nine months of 2012 were $1.0 million, a decrease of $53.4 million, or 98%, from the $54.3 million recorded for the first nine months of 2011. The provision for loan losses for the first nine months of 2012 was $22,000, representing a decrease of $53.8 million, or 100%, from the $53.8 million recorded for the first nine months of 2011.

Nonperforming Loans

At September 30, 2012, the allowance for loan losses was 162.21% of noncovered nonperforming loans, compared to 326.47% of noncovered nonperforming loans, at December 31, 2011 (see “Provision for Loan Losses” on page 41). Noncovered nonaccrual loans, which comprise the majority of noncovered nonperforming loans, were $26.5 million as of September 30, 2012, an increase of $13.0 million, or 96%, from December 31, 2011. We have taken cumulative charge-offs related to these noncovered nonaccrual loans of $13.4 million as of September 30, 2012. Noncovered nonaccrual loans at September 30, 2012 were comprised of 39 relationships and were primarily concentrated in commercial real estate (77%) and real estate construction (13%) loans. All noncovered nonaccrual loans are considered impaired and are carried at their estimated collectible amounts. These noncovered loans are believed to have sufficient collateral and are in the process of being collected. Covered nonperforming loans at September 30, 2012 of $5.2 million are subject to protection under the loss share agreements with the FDIC.

	September 30, 2012		December 31, 2011
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Nonaccrual loans:
Commercial real estate	$20,443	$4,293	$4,667	$3,554
One-to-four family residential	949	55	1,468	188
Real estate construction	3,436	130	3,877	3,009
Commercial	1,575	328	3,371	370
Other consumer	90	3	123	7

Total nonaccrual loans	26,493	4,809	13,506	7,128
Past due 90 days or more:
One-to-four family residential	—	—	23	—
Commercial	349	353	3	—
Other consumer	41	—	17	—

Total past due 90 days or more	390	353	43	—

Total nonperforming loans	26,883	5,162	13,549	7,128
Other real estate	14,683	4,142	19,844	4,529

Total nonperforming assets	$41,566	$9,304	$33,393	$11,657

Performing restructured	$281	$2,548	$1,017	$—

Nonperforming assets to portfolio loans receivable and other real estate	2.88%	28.77%	1.96%	27.66%
Nonperforming loans to portfolio loans receivable	1.88	18.31	0.80	18.95
Allowance for loan losses to nonperforming loans	162.21	2.67	326.47	6.33
Government-guaranteed portion of nonperforming loans	$76	$3,202	$76	$4,764

At September 30, 2012, six credit relationships represented 83% of noncovered nonperforming loans and 53% of noncovered nonperforming assets. These were all collateral dependent and commercial or commercial real estate lending relationships and had an aggregate principal balance of $22.0 million and related impairment reserves of $1.8 million. Aggregate charge-offs for these six relationships were $7.1 million as of September 30, 2012.

Noncovered performing loans considered potential problem loans, loans which are not included in the past due or nonaccrual categories but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, amounted to approximately $86.8 million at September 30, 2012, compared to $133.0 million at December 31, 2011. Substantially all of these loans were performing in accordance with their present terms at September 30, 2012. Included in this total are $31.2 million loans that are considered performing troubled debt restructured loans as a result of a modification in terms due to a weakening in the financial position of the borrower. Additionally, there are $1.6 million and $0.9 million, respectively, of covered potential problem loans, which are subject to protection under the loss share agreements with the FDIC. Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms.

At September 30, 2012, the reserve for unfunded loan commitments was $2.6 million, a $0.3 million, or 15%, increase from the amount at December 31, 2011. Management believes the amount of the reserve is appropriate. The increased amount is primarily the result of an increased level of commitments.

Deposits and Other Borrowings

Southwest’s deposits were $1.7 billion and $1.9 billion at September 30, 2012 and December 31, 2011, respectively. The following table shows the composition of deposits at the dates indicated:

(Dollars in thousands)	September 30, 2012	December 31, 2011	$ Change	% Change
Noninterest-bearing demand	$429,407	$400,985	$28,422	7.09%
Interest-bearing demand	113,677	105,905	7,772	7.34
Money market accounts	385,296	423,181	(37,885)	(8.95)
Savings accounts	36,461	33,406	3,055	9.15
Time deposits of $100,000 or more	389,969	487,907	(97,938)	(20.07)
Other time deposits	388,863	469,998	(81,135)	(17.26)

Total deposits	$1,743,673	$1,921,382	$(177,709)	(9.25)%

Stillwater National has substantial unused borrowing availability in the form of unsecured brokered certificate of deposits from Bank of America Merrill Lynch, Citigroup Global Markets, Inc., Wells Fargo Bank, NA, UBS Securities, LLC, RBC Capital Markets Corp., and Morgan Stanley & Co., Inc. in connection with its retail certificate of deposit program. There were no retail certificates of deposit as of September 30, 2012 or December 31, 2011.

As of December 31, 2011, Stillwater National had other brokered certificates of deposit totaling $0.2 million included in time deposits of $100,000 or more in the above table. There were no other brokered certificates of deposit as of September 30, 2012.

Other borrowings, which includes short-term federal funds purchased, FHLB borrowings, and repurchase agreements, increased $10.2 million, or 18%, to $66.7 million during the first nine months of 2012. The increase primarily reflects the increase need for repurchase agreements during the period.

Shareholders’ Equity

Shareholders’ equity decreased $56.8 million, or 18%, primarily due to the $70 million repurchase of the Series B Preferred securities, offset in part by income of $15.2 million, for the first nine months of 2012. Net unrealized holding gains on available for sale investment securities and derivative instruments (net of tax) increased to $2.3 million at September 30, 2012, compared to $2.1 million at December 31, 2011.

At September 30, 2012, Southwest, Stillwater National, and Bank of Kansas continued to exceed all applicable regulatory capital requirements. See “Capital Requirements” on page 43.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2012 and 2011

Net income available to common shareholders for the third quarter of 2012 of $4.3 million represented an increase of $14.9 million from the ($10.6) million net loss recorded for the third quarter of 2011. Diluted earnings per share were $0.22, compared to ($0.54). The increase in quarterly net income available to common shareholders was the result of a $26.4 million, or 107%, decrease in the provision for loan losses, and a $3.1 million, or 18%, decrease in noninterest expense offset in part by a $5.3 million, or 22%, decrease in net interest income, and a $9.1 million, or 175%, increase in income tax expense.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period. (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 41.)

On an operating segment basis, the increase in net income was the net result of a $9.1 increase in net income from the Texas Banking segment, a $2.9 million increase from the Oklahoma Banking segment, a $2.2 million increase from the Kansas Banking segment, a $1.8 million increase from the Out of Market segment, and a $0.2 increase from the Secondary Market segment, offset in part by a $0.8 increase in the net loss from the Other Operations segment.

Net Interest Income

	For the three months ended September 30,
(Dollars in thousands)	2012	2011	$ Change	% Change
Interest income:
Loans	$20,496	$27,873	$(7,377)	(26.47)%
Investment securities:
U.S. government and agency obligations	438	366	72	19.67
Mortgage-backed securities	1,141	1,298	(157)	(12.10)
State and political subdivisions	288	103	185	179.61
Other securities	67	12	55	458.67
Other interest-earning assets	186	131	55	41.95

Total interest income	22,616	29,783	(7,167)	(24.06)
Interest expense:
Interest-bearing demand deposits	49	102	(53)	(51.96)
Money market accounts	230	507	(277)	(54.64)
Savings accounts	13	11	2	18.18
Time deposits of $100,000 or more	1,037	1,680	(643)	(38.27)
Other time deposits	922	1,511	(589)	(38.98)
Other borrowings	225	469	(244)	(52.03)
Subordinated debentures	1,458	1,478	(20)	(1.35)

Total interest expense	3,934	5,758	(1,824)	(31.68)

Net interest income	$18,682	$24,025	$(5,343)	(22.24)%

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

Compared to the third quarter of 2011, the third quarter 2012 yields on Southwest’s interest-earning assets decreased 27 basis points, while the rates paid on Southwest’s interest-bearing liabilities decreased 7 basis points, resulting in a decrease in the interest rate spread to 3.30%. During the same periods, annualized net interest margin was 3.59% and 3.77%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 139.17% from 135.92%. Included in both the third quarter of 2012 and the third quarter of 2011 were immaterial adjustments of the discount accretion on loans and the loss share receivable, offset in part by immaterial interest reversal on nonaccrual loans.

The decrease in total interest income was primarily the result of the decrease in average loans, which was anticipated due in part to the change in our lending focus away from larger average size loans. The effect of Southwest’s $648.5 million (30%) decline in average loans more than offset the 26 basis point increase in average yield on loans to 5.35% for the third quarter of 2012 from 5.09% for the third quarter of 2011. During the same period, average investment securities increased $95.6 million, or 36%; however, the related yield decreased to 2.11% from 2.62% in 2011. Average other interest earning assets increased $93.5 million, or 107% and the related yield decreased to 0.41% for the third quarter of 2012 from 0.59% for the third quarter of 2011.

The decrease in total interest expense can be attributed to the effects of a $373.6 million, or 20%, decrease in average interest-bearing liabilities and a decrease in rates paid on interest-bearing liabilities. Southwest’s average total interest-bearing deposits decreased $348.5 million, or 21%, and the related rates paid for interest expense decreased to 0.67% for the third quarter of 2012 from 0.93% for the third quarter of 2011. Average other borrowings decreased $25.1 million, or 28%, and the related rates paid for interest expense decreased to 1.38% for the third quarter of 2012 from 2.07% for the third quarter of 2011.

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

	For the three months ended September 30,
(Dollars in thousands)	2012 vs. 2011
	Increase Or (Decrease)	Due to Change In Average:
		Volume	Rate
Interest earned on:
Noncovered loans receivable (1)	$(7,147)	$(8,441)	$1,294
Covered loans receivable	(230)	(235)	5
Investment securities (1)	155	551	(396)
Other interest-earning assets	55	106	(51)

Total interest income	(7,167)	(5,133)	(2,034)
Interest paid on:
Interest-bearing demand	(53)	1	(54)
Money market accounts	(277)	(94)	(183)
Savings accounts	2	2	(0)
Time deposits	(1,232)	(677)	(555)
Other borrowings	(244)	(111)	(133)
Subordinated debentures	(20)	—	(20)

Total interest expense	(1,824)	(1,059)	(765)

Net interest income	$(5,343)	$(4,074)	$(1,269)

(1)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

AVERAGE BALANCES, YIELDS AND RATES

The following table shows average interest-earning assets and interest-bearing liabilities and the average yields and rates on them for the periods indicated.

	For the three months ended September 30,
(Dollars in thousands)	2012			2011
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Noncovered loans (1) (2)	$1,493,215	$20,013	5.33%	$2,127,291	$27,160	5.07%
Covered loans (1)	29,600	483	6.49	44,018	713	6.43
Investment securities (2)	364,695	1,934	2.11	269,143	1,779	2.62
Other interest-earning assets	181,192	186	0.41	87,649	131	0.59

Total interest-earning assets	2,068,702	22,616	4.35	2,528,101	29,783	4.67
Other assets	140,928			121,115

Total assets	$2,209,630			$2,649,216

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$112,912	$49	0.17%	$111,805	$102	0.36%
Money market accounts	376,316	230	0.24	480,817	507	0.42
Savings accounts	36,479	13	0.14	30,467	11	0.14
Time deposits	813,906	1,959	0.96	1,065,019	3,191	1.19

Total interest-bearing deposits	1,339,613	2,251	0.67	1,688,108	3,811	0.93
Other borrowings	64,880	225	1.38	89,964	469	2.07
Subordinated debentures	81,963	1,458	7.12	81,963	1,478	7.21

Total interest-bearing liabilities	1,486,456	3,934	1.05	1,860,035	5,758	1.23

Noninterest-bearing demand deposits	398,979			375,465
Other liabilities	47,188			32,447
Shareholders’ equity	277,007			381,269

Total liabilities and shareholders’ equity	$2,209,630			$2,649,216

Net interest income and interest rate spread		$18,682	3.30%		$24,025	3.44%

Net interest margin (3)			3.59%			3.77%

Ratio of average interest-earning assets to average interest-bearing liabilities	139.17%			135.92%

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3)	Net interest margin = annualized net interest income / average interest-earning assets

Noninterest Income

	For the three months ended September 30,
(Dollars in thousands)	2012	2011	$ Change	% Change
Noninterest income:
Other service charges	$2,471	$2,588	$(117)	(4.52)%
Other fees	259	529	(270)	(51.04)
Other noninterest income	114	46	68	147.83
Gain on sales of loans:
One-to-four family residential	1,037	318	719	226.10
All other loan sales	69	108	(39)	(36.11)

Total noninterest income	$3,950	$3,589	$361	10.06%

Other fees decreased as a result of the decrease in the fair market value of mortgage servicing rights during the third quarter of 2012. Other noninterest income increased as a result of prior year including a loss share adjustment that was nonrecurring.

Gain on sales of loans is a reflection of the activity in the mortgage lending areas discussed elsewhere in this report.

Noninterest Expense

	For the three months ended September 30,
(Dollars in thousands)	2012	2011	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$7,362	$7,734	$(372)	(4.81)%
Occupancy	2,729	2,694	35	1.30
FDIC and other insurance	539	824	(285)	(34.59)
Other real estate (net)	1,267	1,445	(178)	(12.32)
Unfunded loan commitment reserve	(144)	305	(449)	(147.21)
Other general and administrative	2,838	4,691	(1,853)	(39.50)

Total noninterest expense	$14,591	$17,693	$(3,102)	(17.53)%

The number of full-time equivalent employees decreased from 430 at the beginning of the quarter to 429 as of September 30, 2012. For the third quarter of 2011, the number of full-time equivalent employees did not change from 437 at the beginning of the quarter.

Southwest’s financial institution subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates. The decrease from prior year is primarily the result of the decrease in assets, which are the basis for the premium calculation, and a decrease in the assessment rates.

Other real estate net expenses declined primarily due to decreased expenses, offset in part by the fair market value impairment during the quarter.

The unfunded loan commitment reserve expense decreased as a result of the application of our methodology to calculate the reserve.

The decrease in other general and administrative is primarily the result of lower collection costs and legal fees.

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 and 2011

Net income available to common shareholders for the nine months ended September 30, 2012 of $11.5 million represented an increase of $24.7 million from the ($13.2) million net loss available to common shareholders incurred in the nine months ended September 30, 2011. Diluted earnings per share were $0.59, compared to ($0.68). The increase in net income available to common shareholders was the result of a $53.8 million, or 100%, decrease in the provision for loan losses, a $2.6 million or 5%, decrease in noninterest expense, and a $0.6 million, or 6% increase in noninterest income, offset in part by a $15.2 million, or 20%, decrease in net interest income, and a $16.6 million, or 231% increase in income tax expense.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period. (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 41.)

On an operating segment basis, the increase in net income was the net result of a $11.9 million increase in net income from the Out of Market segment, a $11.0 million increase in net income from the Texas Banking segment, a $1.9 million increase in net income from the Kansas banking segment, a $1.8 million increase in net income from the Oklahoma Banking segment, and a $0.5 million increase in net income from the Secondary Market segment, offset in part by a $1.9 increase in the net loss from Other Operations segment.

Net Interest Income

	For the nine months September 30,
(Dollars in thousands)	2012	2011	$ Change	% Change
Interest income:
Loans	$65,581	$87,890	$(22,309)	(25.38)%
Investment securities:
U.S. government and agency obligations	1,242	1,152	90	7.81
Mortgage-backed securities	3,779	3,868	(89)	(2.30)
State and political subdivisions	757	282	475	168.44
Other securities	241	87	154	176.78
Other interest-earning assets	563	401	162	40.45

Total interest income	72,163	93,680	(21,517)	(22.97)
Interest expense:
Interest-bearing demand deposits	178	329	(151)	(45.90)
Money market accounts	750	1,766	(1,016)	(57.53)
Savings accounts	39	37	2	5.41
Time deposits of $100,000 or more	3,542	6,106	(2,564)	(41.99)
Other time deposits	3,180	5,237	(2,057)	(39.28)
Other borrowings	671	1,460	(789)	(54.04)
Subordinated debentures	4,525	4,314	211	4.89

Total interest expense	12,885	19,249	(6,364)	(33.06)

Net interest income	$59,278	$74,431	$(15,153)	(20.36)%

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

Yields on Southwest’s interest-earning assets decreased 24 basis points, while the rates paid on Southwest’s interest-bearing liabilities decreased 20 basis points, resulting in a decrease in the interest rate spread to 3.41% for the first nine months of 2012 from 3.45% for the first nine months of 2011. During the same periods, annualized net interest margin was 3.71% and 3.78%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 138.10% from 134.41%. Included in net interest income as of September 30, 2012 and September 30, 2011 were immaterial adjustments of the discount accretion on loans and the loss share receivable, offset in part by immaterial interest reversals on nonaccrual loans.

The decrease in total interest income was primarily the result of the decrease in average loans. The effect of Southwest’s $675.3 million (30%) decline in average loans more than offset the 30 basis point increase in average yield on loans to 5.45% for the first nine months of 2012 from 5.15% for the first nine months of 2011. During the same period, average investment securities increased $75.8 million, or 29%; however, the related yield decreased to 2.37% from 2.73% in 2011. Average other interest earning assets increased $100.5 million, or 115% and the related yield decreased to 0.40% for the first nine months of 2012 from 0.61% for the first nine months of 2011.

The decrease in total interest expense was the result of the effects of a $413.6 million, or 21%, decrease in average interest-bearing liabilities and a decrease in rates paid on interest-bearing liabilities. Southwest’s average total interest-bearing deposits decreased $384.1 million, or 21%, and the related rates paid for interest expense decreased to 0.73% for the first nine months of 2012 from 1.05% for the first nine months of 2011. Average other borrowings decreased $29.5 million, or 33%, and the related rates paid for interest expense decreased to 1.50% for the first nine months of 2012 from 2.18% for the first nine months of 2011.

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

	For the nine months ended September 30,
(Dollars in thousands)	2012 vs. 2011
	Increase Or (Decrease)	Due to Change In Average:
		Volume	Rate
Interest earned on:
Noncovered loans receivable (1)	$(21,505)	$(26,512)	$5,007
Covered loans receivable	(804)	(801)	(3)
Investment securities (1)	630	1,407	(777)
Other interest-earning assets	162	338	(175)

Total interest income	(21,517)	(17,050)	(4,467)

Interest paid on:
Interest-bearing demand	(151)	16	(167)
Money market accounts	(1,016)	(344)	(672)
Savings accounts	2	7	(5)
Time deposits	(4,621)	(2,482)	(2,139)
Other borrowings	(789)	(405)	(384)
Subordinated debentures	211	—	211

Total interest expense	(6,364)	(3,705)	(2,659)

Net interest income	$(15,153)	$(13,345)	$(1,808)

(1)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis, because it is not considered material.

AVERAGE BALANCES, YIELDS AND RATES

The following table shows average interest-earning assets and interest-bearing liabilities and the average yields and rates on them for the periods indicated.

	For the nine months ended September 30,
(Dollars in thousands)	2012			2011
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Noncovered loans (1) (2)	$1,574,095	$63,861	5.42%	$2,234,219	$85,366	5.11%
Covered loans (1)	32,490	1,720	7.07	47,619	2,524	7.09
Investment securities	339,776	6,019	2.37	264,004	5,389	2.73
Other interest-earning assets	188,264	563	0.40	87,729	401	0.61

Total interest-earning assets	2,134,625	72,163	4.52	2,633,571	93,680	4.76
Other assets	149,193			102,042

Total assets	$2,283,818			$2,735,613

Liabilities and shareholders’ equity
Interest-bearing demand deposits	$118,036	$178	0.20%	$112,394	$329	0.39%
Money market accounts	375,634	750	0.27	487,522	1,766	0.48
Savings accounts	35,237	39	0.15	29,131	37	0.17
Time deposits	875,012	6,722	1.03	1,158,922	11,343	1.31

Total interest-bearing deposits	1,403,919	7,689	0.73	1,787,969	13,475	1.05
Other borrowings	59,846	671	1.50	89,384	1,460	2.18
Subordinated debentures	81,963	4,525	7.36	81,963	4,314	7.02

Total interest-bearing liabilities	1,545,728	12,885	1.11	1,959,316	19,249	1.31

Noninterest-bearing demand deposits	388,370			370,145
Other liabilities	48,851			23,510
Shareholders’ equity	300,869			382,642

Total liabilities and shareholders’ equity	$2,283,818			$2,735,613

Net interest income and interest rate spread		$59,278	3.41%		$74,431	3.45%

Net interest margin (1)			3.71%			3.78%

Ratio of average interest-earning assets to average interest-bearing liabilities	138.10%			134.41%

(1)	Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2)	Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3)	Net interest margin = annualized net interest income / average interest-earning assets

Noninterest Income

	For the nine months September 30,
(Dollars in thousands)	2012	2011	$ Change	% Change
Noninterest income:
Other service charges	$7,396	$7,690	$(294)	(3.82)%
Other fees	1,192	1,536	(344)	(22.40)
Other noninterest income	219	195	24	12.31
Gain on sales of loans:
Mortgage loan sales	2,223	788	1,435	182.11
All other loan sales	—	233	(233)	(100.00)
Gain on investment securities	35	—	35	100.00

Total noninterest income	$11,065	$10,442	$623	5.97%

Other service charges decreased primarily as a result of decreased overdraft fees.

Other fees decreased primarily as a result of the decrease in the fair market value of mortgage servicing rights during the third quarter of 2012.

Gain on sales of loans is a reflection of the activity in the mortgage lending areas discussed elsewhere in this report.

Noninterest Expense

	For the nine months September 30,
(Dollars in thousands)	2012	2011	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$21,963	$22,223	$(260)	(1.17)%
Occupancy	7,909	8,201	(292)	(3.56)
FDIC and other insurance	2,021	3,004	(983)	(32.72)
Other real estate (net)	3,698	4,483	(785)	(17.51)
Unfunded loan commitment reserve	346	378	(32)	(8.47)
Other general and administrative	9,732	10,009	(277)	(2.77)

Total noninterest expense	$45,669	$48,298	$(2,629)	(5.44)%

The number of full-time equivalent employees for the first nine months decreased from 435 at the beginning of the year to 429 as of September 30, 2012. For the first nine months of 2011, the number of full-time equivalent employees increased from 432 at the beginning of the year to 437 as of September 30, 2011.

The decrease in occupancy expense is the result of decreased depreciation expense as a result of controlling capital expenditures.

Southwest’s financial institution subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates. The decrease from prior year is primarily the result of the decrease in assets, which are the basis for the premium calculation, and a decrease in the assessment rates.

The decrease in other real estate primarily relates to higher write-downs during the nine months ended September 30, 2011.

The unfunded loan commitment reserve expense increased as a result of the application of our methodology to calculate the reserve.

The decrease in other general and administrative is primarily the result of lower collection costs and legal fees, partially offset by the prior year settlement of Oklahoma state tax claims for less than the amount accrued.

Provisions for Loan Losses

Southwest records provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the levels Southwest determines are appropriate. (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements.)

The allowance for loan losses of $43.7 million at September 30, 2012 decreased $0.9 million, or 2%, from year-end 2011. The decrease in the allowance for loan losses is a result of the calculation of the appropriate allowance at period end. Net charge-offs incurred in the first nine months of 2012 were $1.0 million and the provision for loan losses recorded in the first nine months was $22,000. The provision for loan losses is the amount of expense that is required to maintain the allowance for losses at an appropriate level based upon the inherent risks in the loan portfolio after the effects of net charge-offs for the period. (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Loans” on page 31.)

Taxes on Income

Southwest’s income tax expense was $9.4 million for the first nine months of 2012 compared to a tax benefit of $7.2 million for the first nine months of 2011, an increase of $16.6 million, or 231%. The increase in the income tax expense is the result of increased income. The effective tax rate for the first nine months of 2012 was 38.28%.

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

Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program. There was no outstanding balance of those notes at September 30, 2012. Stillwater National has approved federal funds purchase lines totaling $70.0 million with three banks. There was no outstanding balance on these lines at September 30, 2012. Stillwater National is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program. Collateral under this program consists of pledged selected commercial and industrial loans. Currently the collateral allows Stillwater National to borrow up to $41.6 million. As of September 30, 2012, no borrowings were made through the BIC program. In addition, Stillwater National has available a $326.9 million line of credit and Bank of Kansas has a $57.6 million line of credit from the FHLB. Borrowings under the FHLB lines are secured by investment securities and loans. At September 30, 2012, the Stillwater National FHLB line of credit had an outstanding balance of $20.0 million, and the Bank of Kansas line of credit had an outstanding balance of $5.0 million.

(See also “Deposits and Other Borrowings” on page 33 for funds available on brokered certificate of deposit lines of credit and “Note 8: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements for a discussion of Southwest’s funds management unit.)

Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral. Collateral consists of U.S. government agency obligations, which are designated as pledged with Stillwater National’s safekeeping agent. These transactions are for one to four day periods. Outstanding balances under this program were $41.7 million and $31.5 million as of September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012, $295.3 million of the total carrying value of investment securities of $381.5 million were pledged as collateral to secure public and trust deposits, sweep agreements, and borrowings from the FHLB. Any amount over pledged can be released at any time.

During the first nine months of 2012, no category of short-term borrowings had an average balance that exceeded 30% of ending shareholders’ equity.

During the first nine months of 2012, cash and cash equivalents decreased by $39.7 million, or 17%, to $190.2 million. This decrease was the net results of cash provided from investing activities of $169.3 million (primarily from net repayments of loans offset by purchases of available for sale securities) and cash provided by operating activities of $33.0 million, offset in part by cash used in financing activities of $241.9 million (primarily from decreases in deposits and the redemptions of preferred stock).

During the first nine months of 2011, cash and cash equivalents increased by $49.1 million, or 73%, to $116.6 million. This increase was the net result of cash provided from investing of $251.8 million (primarily net repayments of loans and proceeds from repayments, calls and maturities of securities) and cash provided by operating activities of $37.6 million, offset in part by cash used in financing activities of $240.3 million (primarily from decreases in deposits).

As of September 30, 2012, the holding company has $16.5 million in available cash.

CAPITAL REQUIREMENTS

Bank holding companies are required to maintain capital ratios set by the Federal Reserve Bank in its Risk-Based Capital Guidelines. At September 30, 2012, Southwest exceeded all applicable capital requirements, having a total risk-based capital ratio of 20.64%, a Tier I risk-based capital ratio of 19.36%, and a leverage ratio of 14.49%. As of September 30, 2012, Stillwater National and Bank of Kansas met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, or Bank of Kansas by bank regulators.

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

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp
September 30, 2012	(6.18)%	(6.81)%	(5.85)%
December 31, 2011	4.84%	0.18%	(2.14)%

The current overnight rate as established by the Federal Open Market Committee is in the 0% to 0.25% range. Southwest believes that all down rate scenarios are impractical since they would result in an overnight rate of less than 0%. As a result, the down 100 bp, down 200 bp and down 300 bp scenarios have been excluded. Net interest income at risk experienced a decline in each of the three rising interest rate scenarios when compared to the December 31, 2011 risk position. Southwest’s greatest exposure to changes in interest rate is in the +300 bp scenario with a decline in net interest income of (6.18%) on September 30, 2012, an 11.02% reduction from the December 31, 2011 level of 4.84%. The subsidiary banks are incompliance with all policy limits established for net interest income at risk.

The measures of equity value at risk indicate the ongoing economic value of Southwest by considering the effects of changes in interest rates on Southwest’s cash flows, and discounting the cash flows to estimate the present value of assets and liabilities. The difference between these discounted values of the assets and liabilities is the economic value of equity, which, in theory, approximates the fair value of Southwest’s net assets.

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp
September 30, 2012	(4.60)%	(2.47)%	(1.38)%
December 31, 2011	9.96%	7.33%	3.75%

As of September 30, 2012 the economic value of equity measure declined in each of the three rising interest rate scenarios when compared to the December 31, 2011 percentages. Southwest’s largest economic value of equity exposure is the +300 bp scenario. The +300 bp scenario was (4.60%) on September 30, 2012, a 14.56% reduction over the December 31, 2011 value of 9.96%. The subsidiary banks are incompliance with all policy limits established for the economic value of equity.

* * * * * * *

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of September 30, 2012. Southwest’s Chief Executive Officer and Interim Chief Financial Officer participated in the evaluation. Based on this evaluation, Southwest’s Chief Executive Officer and Interim Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of September 30, 2012.

First Nine Months of 2012 Changes in Internal Control over Financial Reporting

No change occurred during the first nine months of 2012 that has materially affected, or is reasonably likely to materially affect, Southwest’s internal control over financial reporting.

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

RISK FACTORS

Investing in our common stock involves risks. You should carefully consider the following risk factors before you decide to make an investment decision regarding our stock. The risk factors may cause our future earnings to be lower or our financial condition to be less favorable than we expect. In addition, other risks of which we are not aware, or which we do not believe are material, may cause earnings to be lower or may hurt our financial condition. You should also consider information included in our filings with the Securities and Exchange Commission as well as in the documents incorporated by reference into them.

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

No dividends on our common stock have been declared since 2009. Our Board of Directors has not determined whether to declare dividends on our common stock in the future.

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

There were no unregistered sales of equity securities by Southwest during the quarter ended September 30, 2012.

There were no purchases of Southwest’s common stock by or on behalf of Southwest or any affiliated purchasers of Southwest (as defined in Securities and Exchange Commission Rule 10b-18) during the nine months ended September 30, 2012.

Item 3:	Defaults upon senior securities

None

Item 4:	Mine Safety Disclosures

None

Item 5:	Other information

None

Item 6:	Exhibits

Exhibit 31(a), (b)	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32(a), (b)	18 U.S.C. Section 1350 Certifications

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANCORP, INC.

(Registrant)

By:	/s/ Mark W. Funke	November 02, 2012
	Mark W. Funke	Date
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Randy Waldrup	November 02, 2012
	Randy Waldrup	Date
Executive Vice President, Interim Chief
Financial Officer
(Principal Financial Officer)