Form 10-K
period 2012-12-31
SOUTHWEST BANCORP INC
filed 2013-03-06
CIK 914374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ] YES  [X] NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] YES   [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] YES               [  ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by a check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one): Large Accelerated filer [  ]        Accelerated filer [X]                Non-accelerated filer [  ]            Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] YES   [X] NO

The registrant's Common Stock is traded on the NASDAQ Global Select Market under the symbol OKSB. The aggregate market value of approximately 18,827,581 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2012, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $177.2 million based on the closing sales price of $9.41 per share of the registrant's Common Stock on that date. Solely for purposes of this calculation, it is assumed that directors, officers, and 5% stockholders of the registrant (other than institutional investors) are affiliates.

As of the close of business on March 1, 2013, 19,530,233 shares of the registrant's Common Stock were outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Shareholders, to be held on April 24, 2013, are incorporated by reference into Part III of this Form 10-K to the extent described therein.

Explanatory Note

This Annual Report on Form 10-K contains restatements of our 2010 and 2011 financial statements.  The restatements relate to an error in the valuation analysis on the goodwill of our Bank of Kansas subsidiary.  A review of the valuation analysis resulted in a non-cash impairment charge of $5.6 million of goodwill at year-end 2010 that was not previously reported.  As a result of the reduction in goodwill at year-end 2010, our net income for 2010 is reduced by $5.6 million, from $17.0 million to $11.4 million.  Total assets and shareholders’ equity at December 31, 2010 are reduced by $5.6 million to end at $2.8 billion and $372.2 million, respectively.  The effect of the prior period adjustments to total assets and shareholders’ equity are reflected in the subsequent 2011 and 2012 financial statements.

SOUTHWEST BANCORP, INC.

Annual Report on Form 10-K

Caution  about Forward-Looking Statements

Southwest Bancorp, Inc. (“we”, “our”, “us”, or “Southwest”) makes forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties.  We intend these statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws, regulations, and accounting principles; changes in regulatory standards and examination policies; and a variety of other matters.  These other matters include, among other things, the direct and indirect effects of economic conditions on interest rates, credit quality, loan demand, liquidity, and monetary and supervisory policies of banking regulators.  Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements.  In addition, Southwest’s past growth and performance do not necessarily indicate our future results.  For other factors, risks, and uncertainties that could cause actual results to differ materially from estimates and projections contained in forward-looking statements, please read the “Risk Factors” contained in this report and future Southwest reports to the Securities and Exchange Commission (“SEC”).

The cautionary statements in this release also identify important factors and possible events that involve risk and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements.  These forward-looking statements speak only as of the date on which the statements were made.  We do not intend, and undertake no obligation, to update or revise any forward-looking statements contained in this release, whether as a result of differences in actual results, changes in assumptions, or changes in other factors affecting such statements, except as required by law.  Please see the discussion of Risk Factors on page 13 and Critical Accounting Policies on page 28.

Southwest is required under generally accepted accounting principles to evaluate subsequent events and their impact, if any, on its financial statements as of December 31, 2012 through the date its financial statements are filed with the Securities and Exchange Commission. The December 31, 2012 financial statements included in this release will be adjusted if necessary to properly reflect the impact of subsequent events on estimates used to prepare those statements.

PART i

ITEM 1.  BUSINESS

Business

General

We are a bank holding company headquartered in Stillwater, Oklahoma and we provide commercial and consumer banking services through our banking subsidiaries, Stillwater National Bank and Trust Company (“Stillwater National”) and Bank of Kansas.  We were organized in 1981 as the holding company for Stillwater National, which was chartered in 1894.  We are registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Holding Company Act").  As such, we are subject to supervision and regulation by the Federal Reserve.  Stillwater National is a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”).  Bank of Kansas, headquartered in South Hutchinson, Kansas, is a state chartered commercial bank and is subject to supervision and regulation by the Federal Deposits Insurance Corporation (“FDIC”) and the Kansas Office of the State Banking

Commissioner (“KOSBC”).  The deposit accounts of our banking subsidiaries are insured by the FDIC to the maximum permitted by law.

Products and Services

We offer a wide variety of commercial and consumer lending and deposit services.  We have developed internet banking services, called SNB DirectBanker®, for consumer and commercial customers, a highly automated lockbox, document imaging, and information service for commercial customers called “SNB Digital Lockbox,” and deposit products that automatically sweep excess funds from commercial demand deposit accounts and invest them in interest bearing funds (“Sweep Agreements”).  The commercial loans we offer include (i) commercial real estate loans, (ii) working capital and other commercial loans, (iii) construction loans, and (iv) loans to small businesses.  Consumer lending services include (i) residential real estate loans and mortgage banking services, and (ii) personal lines of credit and other installment loans.  We also offer deposit and personal banking services, including (i) commercial deposit services such as SNB Digital Lockbox, commercial checking, money market, and other deposit accounts, and (ii) retail deposit services such as certificates of deposit, money market accounts, checking accounts, NOW accounts, savings accounts, and automatic teller machine (“ATM”) access.  Stillwater National offers personal brokerage services through a  relationship with an independent institution.

Strategic Focus

Our banking philosophy is to provide a high level of customer service, a wide range of financial services, and products responsive to customer needs.  This philosophy has led to the development of a line of deposit, lending, and other financial products that respond to professional and commercial customer needs for speed, efficiency, and information.  These include our Sweep Agreements, SNB Digital Lockbox, and SNB DirectBanker® and other internet banking products, which complement our more traditional banking products.  We also emphasize the marketing of personal banking, investment, and other financial services to highly educated, professional and business persons in our markets.  We seek to build close relationships with businesses, professionals and their principals and to serve their banking needs throughout their business development and professional lives.

For a number of years, our strategic focus has included expansion in carefully selected geographic markets based upon a tested business model developed in connection with our expansion into Oklahoma City in 1982.  This geographic expansion has been based on the identification of markets with concentrations of customers in our traditional areas of expertise:  healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate lending, and makes use of traditional and specialized financial services.  Specialized services include integrated document imaging and cash management services designed to help our customers in the healthcare industry and other record-intensive enterprises operate more efficiently.  Our strategic focus also includes careful expansion of our community banking operations.

Organization

Our business operations are conducted through six operating segments that include regional divisions, an Out of Market segment, a Secondary Market segment, consisting of residential mortgage lending services and government guaranteed commercial real estate lending, and an “Other” segment that includes funds management (investment portfolio and funding).  Our organizational structure is designed to facilitate high customer service, prompt response, efficiency, and appropriate, uniform credit standards and other controls.

Banking Segments –  Our banking segments include Oklahoma Banking, which includes the Stillwater division, the Central Oklahoma division based in Oklahoma City, and the Tulsa division; Texas Banking, which includes the Dallas-Frisco division, the Dallas-Preston Center division, the Austin division, and the San Antonio division; and Kansas Banking, which includes the First National Bank of Anthony (“FNBA”) division, the Hutchinson division, the Wichita division, and the Kansas City division.  The Stillwater, FNBA, and Hutchinson divisions serve their respective markets as full-service community banks emphasizing both commercial and consumer lending.  The other eight divisions pursue a more focused marketing strategy, targeting managers, professionals, and businesses for lending, and offering more specialized services.  All of the regional divisions focus on commercial and consumer financial services to local businesses and their senior employees and to other managers and professionals living and working in Southwest’s market areas.  We have a high-service level philosophy.

The Out of Market segment primarily consists of healthcare and commercial real estate credits in twenty-eight states other than Oklahoma, Texas, and Kansas.

We have a long history of student and residential mortgage lending; however in 2010 we reduced our student loan business due to changes made by the Department of Education.  In 2010, we began providing United States Department of Agriculture (“USDA”) government guaranteed commercial real estate lending services to rural healthcare providers.  The operations comprise the Secondary Market business segment.  We manage our mortgage and student lending operations through our home office.  We originate first mortgage loans for sale to the Federal National Mortgage Association (“FNMA”) or private investors.  Servicing on these loans may be released or retained in connection with the sale.

Support and Control Functions –  Support and control functions are centralized, although each segment has support and control personnel.  Costs of centrally managed support and control functions other than funds management (which is included in the Other Operations segment) are allocated to the Banking and Secondary Market segments.  Our philosophy of customer service extends to our support and control functions.  We manage and offer products that are technology based, or that otherwise are more efficiently offered centrally through our home office.  These include products that are marketed through the regional offices, such as our internet banking product for commercial and retail customers (SNB DirectBanker®), commercial information, and item processing services (SNB Digital Lockbox).  Our technology products are marketed to existing customers and to help develop new customer relationships.  Use of these products by customers enables us to serve our customers more effectively, use our resources more efficiently, and increase fee income.

For additional information regarding our operating segments, please see “Note 19 Operating Segments” in the Notes to the Consolidated Financial Statements.

Banking Offices and Geographic Markets

We intend to focus our efforts on markets with characteristics that will allow us to capitalize on our strengths and to continue establishing new offices in those markets.  We consider acquisitions of other financial institutions and other companies, from time to time.  We also extend loans to borrowers in Oklahoma, Texas, Kansas and other states through participations with correspondent banks.

We have twenty-two full-service banking offices, four located in Stillwater, Oklahoma, two each located in the Oklahoma City and Tulsa, Oklahoma metropolitan areas, two located in the Dallas, Texas metropolitan area, two each located in the Hutchinson, Kansas area and in Wichita, Kansas and, one each in Chickasha and Edmond, Oklahoma, Austin, San Antonio, and Tilden, Texas, and Anthony, Harper, and Overland Park, Kansas.  We also operate a  loan production office on the campus of the University of Oklahoma Health Sciences Center.  We have developed and continue to pursue a business strategy that does not rely on an extensive branch network.

Employees

As of December 31, 2012, we employed 422 persons on a full-time equivalent basis, including executive officers, loan and other banking officers, branch personnel, and others.  None of our employees or any of our consolidated subsidiaries’ employees are represented by a union or covered under a collective bargaining agreement.  Our management considers our employee relations to be excellent.

Competition

We encounter competition in seeking deposits and in obtaining loan, cash management, investment, and other customers.  The level of competition for deposits is high.  Our principal competitors for deposits are other financial institutions, including other national banks, state chartered banks, federal savings banks, and credit unions.  Competition among these institutions is based primarily on interest rates and other terms offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities.  Additional competition for depositors' funds comes from U.S. Government securities, private issuers of debt obligations, and suppliers of other investment alternatives for depositors, such as securities firms.  Competition from credit unions has intensified as historic federal limits on membership have been relaxed.  Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over national banks, federal savings banks, and state banks, which are fully subject to federal income taxes.  Credit unions may use this advantage to offer rates that are more competitive than those offered by national banks, federal savings banks, and state banks.

We also compete in our lending activities with other financial institutions such as securities firms, insurance companies, credit unions, small loan companies, finance companies, mortgage companies, real estate investment trusts, and other sources of funds.  Many of our nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks.  As a result, such nonbank competitors have advantages over us in providing certain services.  A number of the financial institutions with which we compete in lending, deposit, investment, cash management, and other activities are larger than us or have a significantly larger market share.  The Texas and Kansas offices compete for loans, deposits, and other services against local and nationally based financial institutions, many of which have much larger market shares and widespread office networks.  In recent periods, competition has increased in our Oklahoma market areas as new entrants and existing competitors have sought to more aggressively expand their loan and deposit market shares.

The business of mortgage banking is highly competitive.  We compete for loan originations with other financial institutions, such as mortgage bankers, state and national banks, federal savings banks, credit unions, and insurance companies.  Many of our competitors have financial resources that are substantially greater than those available to us.  We compete principally by providing competitive pricing, by motivating our sales force through the payment of commissions on loans originated and by providing high quality service to builders, borrowers, and realtors.

Regulation, Supervision, and Governmental Policy

We are a bank holding company under the Holding Company Act and regulated by the Federal Reserve.  Stillwater National is a national bank regulated by the OCC.  Bank of Kansas is a Kansas state bank regulated by the KOSBC at the state-level and the FDIC at the federal level.  This regulation is intended primarily for the protection of depositors, the deposit insurance fund, and the banking system as a whole, and not for the protection of our shareholders.  Although Stillwater National and Bank of Kansas have different primary federal banking regulators, many of the rules that govern them are substantially the same.  Where practical, the rules for all banks are discussed together below.  For ease of reference the term “banks” is used below to include national and federal savings banks, and state-chartered banks, unless otherwise indicated.  The term “commercial banks” includes nationally and state chartered banks, but excludes federal savings associations or federal savings banks.

Bank Holding Company Regulation – We are registered as a bank holding company under the Holding Company Act and, as such, we are subject to supervision and regulation by the Federal Reserve.  As a bank holding company, we are required to furnish to the Federal Reserve annual and quarterly reports of our operations and additional information and reports.  We are also subject to regular examination by the Federal Reserve.

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

Under the Holding Company Act, any company must obtain approval of the Federal Reserve prior to acquiring control of us or our banking subsidiaries.  For purposes of the Holding Company Act, "control" is defined as ownership of more than 25% of any class of voting securities, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies.

The federal Change in Bank Control Act and the related regulations of the Federal Reserve require any person or persons acting in concert (except for companies required to make application under the Holding Company Act) to file a written notice with the Federal Reserve before the person or persons acquire control of us or our banking subsidiaries.  The Change in Bank Control Act defines "control" as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank.

The Holding Company Act also limits the investments and activities of bank holding companies.  In general, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a commercial bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing, or controlling commercial banks, providing services for its subsidiaries, non-bank activities that are closely related to banking and other financially related activities.  Our activities are subject to these legal and regulatory limitations under the Holding Company Act and Federal Reserve regulations.  Non-bank and financially related activities of bank holding companies also may be subject to regulation and oversight by regulators other than the Federal Reserve.

The Federal Reserve also has the power to order a bank holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any banking subsidiary of that holding company.

The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Regulatory Capital Requirements” on page 10 of this report.

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

Source of Strength Doctrine – Federal Reserve policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks and does not permit a bank holding company to conduct its operations in an unsafe or unsound manner. Under this "source of strength doctrine," a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment of deposits and to certain other indebtedness of such subsidiary banks. The Holding Company Act provides that, in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment. In addition, under the National Bank Act, if the capital stock of Stillwater National is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon us. If the assessment is not paid within three months, the OCC could order a sale of Stillwater National stock held by us to make good the deficiency. Furthermore, the Federal Reserve has the right to order a bank holding company to terminate any activity that the Federal Reserve believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank. The Dodd-Frank Act codifies the "source of strength doctrine."

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

Dividend Restrictions – Dividends from Stillwater National and Bank of Kansas constitute the principal source of our cash revenues.  The payment of dividends by both banks is subject to restrictions by their primary regulators.  No national bank may pay dividends from its paid-in capital.  All dividends must be paid out of current or retained net profits.  The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of a national bank's net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund.

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

Kansas state non-member banks are subject to limitations on dividends and are prohibited by federal statute from paying dividends or making any other capital distribution that would cause the banks to fail to meet their regulatory capital requirements or when dividend payment would be an unsafe and unsound banking practice.

State Non-Member Bank Regulation – As a Kansas-chartered bank that is not a member of the Federal Reserve System, Bank of Kansas is subject to the primary supervision of the FDIC and the KOSBC.  Prior regulatory approval is required for Bank of Kansas to establish or relocate a branch office or to engage in any merger, consolidation, or significant purchase or sale of assets.

The FDIC and the KOSBC regularly examine the operations and condition of Bank of Kansas, including but not limited to its capital adequacy, loans, allowance for loan losses, investments, liquidity, interest rate risk, and management practices.  In addition, Bank of Kansas is required to furnish quarterly and annual reports to the FDIC.  FDIC and the KOSBC enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a state non-member bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

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

Transactions with Affiliates – Stillwater National and Bank of Kansas are subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, us and other affiliates and on investments in our and their stock or other securities.  These restrictions prevent us and our nonbanking subsidiaries from borrowing from Stillwater National or Bank of Kansas unless the loans are secured by specified collateral.  Additionally, the restrictions require our transactions with Stillwater National and Bank of Kansas to have terms comparable to terms of arms-length transactions with third persons.  In addition, secured loans and investments by Stillwater National or Bank of Kansas are generally limited in amount as to us and as to any other affiliate to 10% of Stillwater National’s or Bank of Kansas’ capital and surplus and as to us and all other affiliates together to an aggregate of 20% of Stillwater National’s or Bank of Kansas’ capital and surplus.  Certain exemptions to these limitations apply to extensions of credit by, and other transactions between, Stillwater National or Bank of Kansas and our other subsidiaries.  These regulations and restrictions may limit our ability to obtain funds from Stillwater National and Bank of Kansas for our cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.

Real Estate Lending Guidelines – Under federal banking regulations, banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit secured by liens or interests in real estate or that are made for the purpose of financing permanent improvements to real estate.  These policies must establish loan portfolio diversification standards; prudent underwriting standards, including loan-to-value limits, that are clear and measurable; loan administration procedures; and documentation, approval, and reporting requirements.  A bank’s real estate lending policy must reflect consideration of the Guidelines for Real Estate Lending Policies (the "Guidelines") adopted by the federal banking regulators.  The Guidelines, among other things, call for internal loan-to-value limits for real estate loans that are not in excess of the limits specified in the Guidelines.  The Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

Federal Deposit Insurance – Our bank subsidiaries pay deposit insurance premiums to the FDIC.  For additional information, see “Management’s Discussion and Analysis – FDIC and other insurance” on page 34 of this report.

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

Federal regulations require bank holding companies and banks to maintain a minimum leverage ratio of Tier 1 capital (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%.  The capital regulations state, however, that only the strongest bank holding companies and banks with composite examination ratings of 1 under the rating system used by the federal banking regulators would be permitted to operate at or near this minimum level of capital.  All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator.  A bank or bank holding company experiencing or anticipating significant growth is expected to maintain capital well above the minimum levels.  In addition, the Federal Reserve has indicated that it also may consider the level of an organization's ratio of Tier 1 capital to total assets in making an overall assessment of capital.

The risk-based capital rules require bank holding companies and banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk.  The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement.  Core capital consists primarily of common stockholders' equity, and subject to certain limitations, qualifying perpetual preferred stock (noncumulative perpetual preferred stock with respect to national banks), trust preferred securities, minority interests in the equity accounts of consolidated subsidiaries, and deferred tax assets, less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships.  Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases, and the amount of perpetual preferred stock and trust preferred securities that does not qualify as Tier 1 capital, long-term preferred stock with an original maturity of at least 20 years from issuance, hybrid capital instruments, including perpetual debt and mandatory convertible securities, subordinated debt, intermediate-term preferred stock, and up to 45% of pre-tax net unrealized gains on available for sale equity securities.

The Dodd-Frank Act includes certain provisions concerning the components of regulatory capital.  Certain of these provisions are intended to eliminate or significantly reduce use of hybrid capital instruments, especially trust preferred securities, as regulatory capital.  Under these provisions, trust preferred securities issued before May 19, 2010 by a company, such as us, with total consolidated assets of less than $15 billion and treated as regulatory capital are eligible, but any such securities issued later are not eligible as regulatory capital.

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

The federal banking regulatory agencies have established a joint policy regarding the evaluation of banks' capital adequacy for interest rate risk.  Under the policy, the assessment of a bank's capital adequacy includes an assessment of exposure to adverse changes in interest rates.  Management believes our interest rate risk management systems and our capital relative to our interest rate risk are adequate.

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk.  Stillwater National and Bank of Kansas did not have any trading assets or liabilities during 2012, 2011, and 2010 and were not required to maintain such supplemental capital.

The federal banking regulators have established regulations that classify banks by capital levels and provide for various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards.  Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more.  An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating.  A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels.  A bank that falls within any of these three undercapitalized categories is subject to severe regulatory sanctions.  As of December 31, 2012, Stillwater National and Bank of Kansas were well-capitalized as defined in applicable banking regulations.  For information regarding our, Stillwater National's, and Bank of Kansas’ compliance with their respective regulatory capital requirements, see “Management's Discussion and Analysis – Capital Resources” on page 45 of this report, and in the Notes to the Consolidated Financial Statements in this report, “Note 15  Capital Requirements and Regulatory Matters”.

Basel III – United States banking regulators are members of the Basel Committee on Banking Supervision (the “Basel Committee”).  The Basel Committee issues accords, which include capital guidelines for use by regulators in individual countries, generally referred to as Basel I (1988), Basel II (2004), and Basel III (2011).  Basel III is intended for institutions with assets of $250 million or more or significant foreign exposure.  However, United States banking regulators are considering the Basel III guidelines in their determination of appropriate capital standards for all banking organizations. These may result in higher minimum capital requirements, a countercyclical capital buffer requirement, and liquidity standards. U.S. banking agencies have not yet published the final proposed rules to implement Basel III in the United States.

Brokered Deposits – Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew, or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits.  Undercapitalized institutions are not permitted to accept brokered deposits.  Stillwater National and Bank of Kansas are well-capitalized and therefore each are eligible to accept brokered deposits without limitation.  Stillwater National regularly makes use of brokered deposits.  Bank of Kansas has not used brokered deposits but may do so in the future when management deems it appropriate.  Stillwater National has reduced its reliance on brokered deposits and other non-core funding sources, and does not anticipate any increase in the usage of brokered deposits.

Supervision and Regulation of Mortgage Banking Operations – The mortgage banking business of Stillwater National and Bank of Kansas is subject to the rules and regulations of the U.S. Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans' Administration ("VA"), and FNMA with respect to originating, processing, selling, and servicing mortgage loans.  Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts.  Lenders such as Stillwater National and Bank of Kansas are required annually to submit financial statements to FNMA, FHA, and VA, and each regulatory entity has its own financial requirements.  Their affairs are also subject to examination by the Federal Reserve, FNMA, FHA, and VA at all times to assure compliance with the applicable regulations, policies, and procedures.  Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Home Mortgage Disclosure Act, Fair Credit Reporting Act, the National Flood Insurance Act, and the Real Estate Settlement Procedures Act, and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs.  The Stillwater National and Bank of Kansas mortgage banking operations are also affected by various state and local laws and regulations and the requirements of various private mortgage investors.

Community Reinvestment – Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community.  However, institutions are rated on their performance in meeting the needs of their communities.  Performance is tested in three areas: (a) lending, to evaluate the institution’s record of making loans in its assessment areas; (b) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (c) service, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.  The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches, and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions.  The CRA also requires that all institutions make public disclosure of their CRA ratings.  Stillwater National and Bank of Kansas were assigned a “satisfactory” rating as a result of their last CRA examination.

Bank Secrecy Act; Patriot Act – Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions based on the size and nature of the transaction.  Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury.  In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects, or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA, or has no lawful purpose.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA PATRIOT Act” or the “Patriot Act,” enacted in response to the September 11, 2001 terrorist attacks, contains prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to prevent the use of the United States financial system for money laundering and terrorist financing activities.  The Patriot Act requires banks and other depository institutions, brokers, dealers and certain other businesses involved in the transfer of money to establish anti-money laundering programs, including employee training and independent audit requirements meeting minimum standards specified by the act, to follow standards for customer identification and maintenance of customer identification records, and to compare customer lists against lists of suspected terrorists, terrorist organizations, and money launderers.  The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.

Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”) – The Dodd-Frank Act, enacted in July 2010, makes significant changes in laws regarding the structure of banking regulation, the powers of the Federal Reserve and other federal banking regulators, deposit insurance assessments, the handling of troubled institutions, regulatory capital calculations, reporting and governance obligations of public companies, and many other provisions affecting supervision of the banks, bank holding companies, and other financial services organizations.  Among other things, the Dodd-Frank Act:

•

Created the Consumer Financial Protection Bureau, whose regulations may adversely affect the business operations of financial institutions offering consumer financial products or services, including us. Although the Consumer Financial Protection Bureau has jurisdiction over banks with $10 billion or greater of our subsidiary banks in assets, rules, regulations and policies issued by the Bureau may also apply to our subsidiary banks through the adoption of similar policies by the Federal Reserve, OCC, FDIC or the KOSBC.

•	Weakened federal preemption rules permitting states more authority to enforce consumer protection law against national banks.
•	Makes permanent the $250,000 deposit insurance limit for insured deposits.
•

Revises the assessment base for calculating an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund to be based on average consolidated total assets minus average tangible equity rather than on deposits, and makes changes to the minimum designated reserve ratio of the Deposit Insurance Fund.

•	Eliminate the prohibition against payment of interest on demand deposits, which allows businesses to have interest bearing demand accounts formerly prohibited by law and Federal Reserve regulations.
•	Changes the requirements for certain transactions with affiliates and insiders.
•

Requires banking regulators to establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company that provides an insider or other employee with excessive compensation or compensation that gives rise to excessive risk or could lead to a material financial loss to the institution.

•	Limits the use of new trust preferred securities issued after May 19, 2010 as regulatory capital.
•	Permits banks to engage in de novo branching outside of their home states, provided that the laws of the target state permit banks chartered in that state to branch within that state.

Significant elements of the Dodd-Frank Act have been implemented, but implementation of other elements of the Act requires additional regulations, many of which have not yet been established.  It is too early to fully assess the effects of the Dodd-Frank Act and related regulations on our business, financial condition, or results of operations.

Other Laws and Regulations – Some of the aspects of the lending and deposit business of Stillwater National and Bank of Kansas are subject to regulation by the Federal Reserve and the FDIC, including reserve requirements and disclosure requirements in connection with personal and mortgage loans and deposit accounts.  Stillwater National’s federal student lending activities are subject to regulation and examination by the United States Department of Education.  In addition,

Stillwater National and Bank of Kansas are subject to numerous federal and state laws and regulations that include specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms, and discrimination in credit transactions.

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

Available Information

We provide internet access to Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports through our Investor Relations section at www.oksb.com (This site is also accessible through Stillwater National’s website at www.banksnb.com and Bank of Kansas’ website at www.bankofkansas.com).  The SEC maintains a website (www.sec.gov) where these filings also are available through the SEC’s EDGAR system.  There is no charge for access to these filings through either our site or the SEC’s site, although users should understand that there may be costs associated with electronic access, such as usage charges from Internet access providers and telephone companies, that they may bear.  The public also may read and copy materials filed by Southwest with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.  RISK FACTORS

The following are some important risk factors that could affect our future financial performance or could cause our future earnings to be lower or our financial condition to be less favorable than we expect.  In addition, other risks of which we are not aware, or which we do not believe are material, may also impair or adversely affect our business, financial condition or results of operation.

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

Commercial and commercial real estate loans comprise a significant portion of our total loan portfolio.  These types of loans typically are larger than residential real estate loans and other consumer loans.  Because our loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming assets.  An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

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

We may experience negative or unforeseen tax consequences.  We review quarterly the probability of the realization of our deferred tax assets based on forecasts of taxable income.  This review uses historical results, projected future operating results based upon approved business plans, eligible carryforward and carryback periods, tax-planning opportunities and other relevant considerations.  Adverse changes in the profitability and financial outlook in the U.S. and our industry may require the creation of a valuation allowance to reduce our deferred tax assets.  Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material adverse impact on our results of operations and financial condition.

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

The banking industry is heavily regulated.  Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders.  Stillwater National is subject to regulation and supervision by the OCC.  Bank of Kansas is subject to regulation and supervision by the FDIC and the KOSBC.  We are subject to regulation and supervision by the Board of Governors of the Federal Reserve System.  The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies, and leasing companies.

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

The Dodd-Frank Act will continue to increase our regulatory compliance burden and costs, may place restrictions on certain products and services, and limit our future capital raising alternatives.

The Dodd-Frank Act made significant, wide-ranging changes in the regulation of the financial services industry that affect all financial institutions, including us.  The Dodd-Frank Act is likely to continue to increase our regulatory compliance burden, increase the costs associated with regulatory examinations and compliance measures, and increase other operating costs.

Among other things, the Dodd-Frank Act eliminated the prohibition of paying interest on commercial demand deposits, which may increase our funding costs, and limits the use of new trust preferred securities as regulatory capital.  In addition, the Dodd-Frank Act created the Consumer Financial Protection Bureau, whose regulations may adversely affect our business operations.  Although the Consumer Financial Protection Bureau has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the Bureau may also apply to us through the adoption of similar policies by the Federal Reserve, OCC, FDIC or the KOSBC.

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

Examinations by federal and state bank regulatory agencies include assessments of risk, financial health, capital adequacy, loan risk, and other factors that federal banking laws do not allow to be publicly disclosed.  The assignment of loans to credit risk categories involves judgment and the application of credit policies.  In their examinations, federal and state banking examiners may assign different risk categories to loans than those assigned by management. In that case, we must amend our risk categorizations to match those assigned by the bank examiners, which may result in increases in publicly reported problem and potential problem loans, charge-offs, or provisions for loan losses.

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

Risks Related to Ownership of Our Common Stock

The market price for our common stock may be highly volatile, which may make it difficult for investors to resell shares of common stock at times they desire or at prices they find attractive.

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

In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations as a result of general economic instability and recession.  This volatility has had a significant effect on the market price of securities issued by many companies, including volatility resulting from reasons unrelated to their performance.  These broad market fluctuations may adversely affect our stock price, notwithstanding our future operating results.  We expect that the market price of our common stock will continue to fluctuate, and there can be no assurance about the levels of the market prices for our common stock.

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

In many situations, our board of directors has the authority, without any vote of our shareholders, to issue shares of our authorized but unissued stock, including shares authorized and unissued under our stock option plans.  In the future, we may issue additional securities, through public or private offerings, in order to raise additional capital.  Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share book value of the common stock or reduce the market price for our common stock.  In addition, option holders may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms.

The sale, or availability for sale, of a substantial number of shares of common stock in the public market could adversely affect the price of our common stock and could impair our ability to raise additional capital through the sale of equity securities. On December 5, 2008, we sold to the Treasury Department a warrant to purchase up to 703,753 shares of our common stock at a price of $14.92 per common share.  The warrant expires ten years from the issuance date.  Our warrant and the common shares issued upon the exercise of our warrant may be sold in the public market or in private transactions.

Our ability to pay dividends is limited by law, contract, and banking agency discretion.

No dividends on our common stock have been declared since 2009.  Our Board of Directors has not determined whether to declare dividends on our common stock in the future.

Our ability to pay dividends to our shareholders in the past and over the long term largely depends on our receipt of dividends from Stillwater National and Bank of Kansas.  The amount of dividends that Stillwater National and Bank of Kansas may pay to us is limited by state and federal laws and regulations.

We also may decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business.

Our ability to pay dividends to our shareholders is further limited because the Federal Reserve has the power to prohibit payment of dividends by bank holding companies if their actions constitute unsafe or unsound practices.  The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

Restrictions on unfriendly acquisitions could prevent a takeover.

Our certificate of incorporation and bylaws contain provisions that could discourage takeover attempts that are not approved by our board of directors.  The Oklahoma General Corporation Act includes provisions that make an acquisition of us more difficult.  These provisions may prevent a future takeover attempt in which our shareholders otherwise might receive a substantial premium for their shares over then-current market prices.  These provisions include supermajority provisions for the approval of certain business combinations and certain provisions relating to meetings of shareholders.  Our certificate of incorporation also authorizes the issuance of additional shares without shareholder approval on terms or in circumstances that could deter a future takeover attempt.

ITEM 1B.  UNRESOLVED STAFF COMMMENTS

NONE.

ITEM 2.  Properties

The locations of Southwest and its subsidiaries are shown below:

Southwest Bancorp, Inc. Location Corporate Headquarters
608 S. Main Street P.O. Box 1988 www.oksb.com	Stillwater, Oklahoma 74076	405-742-1800

Bank of Kansas Locations Corporate Headquarters
524 N. Main Street P.O. Box 1707 www.bankofkansas.com	South Hutchinson, Kansas 67505	620-728-3000

Anthony 203 W. Main Street P.O. Box 484	Anthony, Kansas 67003	620-842-1000

Harper 1002 Central Street* P.O. Box 7	Harper, Kansas 67058	620-896-1035

hutchinson 100 East 30th Avenue P.O. Box 1707	Hutchinson, Kansas 67502	620-728-3000

Overland Park 14435 Metcalf Avenue	Overland Park, Kansas 66223	913-906-4444

Wichita - East 8415 E. 21st Street North Suite 150*	Wichita, Kansas 67206	316-315-1600

Wichita - West 10111 W. 21st Street North	Wichita, Kansas 67205	316-315-1600

Stillwater National Bank and Trust Company Locations
Corporate Headquarters 608 S. Main Street P.O. Box 1988 www.banksnb.com	Stillwater, Oklahoma 74076	405-372-2230

Drive-in Facility 308 S. Main Street P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2230

Operations Center 1624 Cimarron Plaza* P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2230

19th & Sangre Branch 1908 S. Sangre P.O. Box 1988	Stillwater, Oklahoma 74074	405-372-2230

OSU Campus Branch Bank 1102 W. Hall of Fame Avenue* P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2230

Waterford Branch 6301 Waterford Boulevard Suite 101 & 102*	Oklahoma City, Oklahoma 73118	405-427-4000

South OKC Branch 8101 S. Walker Avenue Suite B	Oklahoma City, Oklahoma 73139	405-427-4000

Edmond Branch 1440 S. Bryant Avenue*	Edmond, Oklahoma 73034	405-427-4000

Chickasha Branch 500 W. Grand Avenue	Chickasha, Oklahoma 73018	405-427-3100

Tulsa Utica Branch 1500 S. Utica Avenue P.O. Box 521500	Tulsa, Oklahoma 74152	918-523-3600

Tulsa 61st Branch 2431 E. 61st Suite 170* P.O. Box 521500	Tulsa, Oklahoma 74152	918-523-3600

SNB McMullen Bank-Tilden Branch 205 Elm Street P.O. Box 299	Tilden, Texas 78072	361-274-3391

SNB Bank of Dallas - Frisco 5300 Town and Country Boulevard Suite 100*	Frisco, Texas 75034	972-624-2900

SNB Bank of Dallas-Preston Center 5950 Berkshire Lane Suite 350*	Dallas, Texas 75225	972-624-2900

SNB Bank of Austin 3900 N. Capital of Texas HWY Suite 100*	Austin, Texas 78746	512-314-6700

SNB Bank of San Antonio-Medical Hill Branch 9324 Huebner Road	San Antonio, Texas 78240	210-442-6100

OUHSC Loan Production Office 1106 N. Stonewall*	Oklahoma City, Oklahoma 73117	405-271-3113

OSU-Stillwater Marketing Office Student Union, Room 056* P.O. Box 1988	Stillwater, Oklahoma 74076	405-744-5962

*Leased from third parties. Other properties are owned.

ITEM 3.  LEGAL PROCEEDINGS

We and our subsidiaries are regularly subject to various claims and legal actions arising in the normal course of business.  While the outcome of these legal matters cannot be predicted with certainty, we do not expect them to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Listing

Common shares of Southwest Bancorp, Inc. are traded on NASDAQ Global Select Market under the symbol OKSB.

Trust preferred securities of Southwest Capital Trust II are traded on the NASDAQ Global Select Market under the symbol OKSBP.

Transfer Agents and Registrars

For Southwest Bancorp, Inc.:	For Southwest Capital Trust II
Computershare Investor Services, LLC	U.S. Bank Trust National Association
2 North LaSalle St.	300 East Delaware Avenue
Chicago, IL 60602	Wilmington, DE 19801

Recent Stock Prices, Dividends, and Equity Compensation Plan Information

The Board of Directors decides whether or not to pay dividends on common stock, and the amount of any such dividends, each quarter.  In making its decisions on dividends, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.  Our ability to pay dividends depends upon regulatory approval and cash resources, which include dividend payments from our subsidiaries.  For information regarding the ability of Stillwater National and Bank of Kansas to pay dividends to us and the restrictions on bank dividends under federal banking laws, see “Note 15 Capital Requirements & Regulatory Matters” in the Notes to the Consolidated Financial Statements, “Certain Regulatory Matters” on page 46 of this report, and “Risk Factors” on page 13 of this report.

As shown on the table below, common shareholders received no cash dividends in 2012 or 2011.

In July 2012, we made payments of deferred and arrears interest and dividends on our Series B Preferred Securities issued under the U.S. Treasury Department’s Capital Purchase Program that were deferred since August 1, 2011.  Further, in August 2012, we announced our repurchase of all $70 million of our Series B Preferred Securities.  See further discussion at “Note 13 Shareholders’ Equity” in the Notes to the Consolidated Financial Statements.

As of March 1, 2013, there were approximately 400 holders of record of our common stock.  The following table sets forth the common stock dividends declared for each quarter during 2012 and 2011, and the range of high and low closing trade prices for the common stock for those periods.

	2012			2011
			Dividend			Dividend
	High	Low	Declared	High	Low	Declared
For the Quarter Ending:
March 31	$9.50	$5.95	$-	$14.82	$12.09	$-
June 30	9.81	8.02	-	14.68	9.75	-
September 30	11.45	9.07	-	10.60	3.79	-
December 31	11.47	9.57	-	6.82	3.75	-

Stock Performance

The following table compares the cumulative total return on a hypothetical investment of $100 in our common stock at the closing price on December 31, 2007 through December 31, 2012, with the hypothetical cumulative total return on the NASDAQ Stock Market Index (U.S. Companies) and the NASDAQ Bank Index for the comparable period.

	Period ending
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Southwest Bancorp, Inc.	100.00	72.53	39.32	70.26	33.77	63.46
NASDAQ Bank Index	100.00	78.46	65.67	74.97	67.10	79.64
NASDAQ Total U.S.	100.00	60.02	87.24	103.08	102.26	120.42

Equity Compensation Plan Information

The following table presents disclosure regarding equity compensation plans in existence at December 31, 2012, consisting of the 1999 stock option plan, which has expired but has outstanding options that may still be exercised, and the 2008 stock based award plan, both of which were approved by the shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Plans approved by shareholders	5,000	$16.93	650,600
Total	5,000	$16.93	650,000

ITEM 6.  Selected Financial Data

The following table presents our selected consolidated financial data for each of the five years in the period ended December 31, 2012.  The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements, including the accompanying Notes to the Consolidated Financial Statements, presented elsewhere in this report.

	For the Year Ended December 31,
		As Restated (16)	As Restated (16)
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008
Operations Data
Interest income	$93,171	$120,745	$142,807	$150,399	$162,794
Interest expense	16,608	24,413	35,476	51,708	73,075
Net interest income	76,563	96,332	107,331	98,691	89,719
Provision for loan losses (1)	3,107	132,101	35,560	39,176	18,979
Gain on sales of loans and securities, net (2)	3,133	1,658	2,736	5,888	3,566
Noninterest income (3)	12,803	12,360	15,828	16,048	12,572
Noninterest expense (1) (4)	63,322	90,201	69,230	60,858	62,488
Income (loss) before taxes	26,070	(111,952)	21,105	20,593	24,390
Taxes on income	9,883	(43,657)	9,738	7,611	9,489
Net income (loss)	$16,187	$(68,295)	$11,367	$12,982	$14,901

Net income (loss) available
to common shareholders	$12,446	$(72,548)	$7,180	$8,837	$14,658

Dividends
Preferred stock - declared and paid (5)	$4,405	$1,750	$3,500	$3,500	$243
Preferred stock - in arrears	-	1,772	-	-	-
Common stock	-	-	-	1,398	5,519
Ratio of total dividends to net income (loss)	13.56%	(5.16)%	30.79%	37.73%	38.67%
Per Common Share Data
Basic earnings	$0.64	$(3.73)	$0.40	$0.60	$1.01
Diluted earnings	0.64	(3.73)	0.40	0.60	1.00
Cash dividends	-	-	-	0.10	0.38
Book value (6)	12.60	11.99	15.68	16.46	16.18
Weighted average common shares outstanding:
Basic, net of unvested restricted stock	19,374,098	19,414,231	17,848,610	14,625,847	14,471,242
Diluted, net of unvested restricted stock	19,416,090	19,433,883	17,894,011	14,689,448	14,641,521
Financial Condition Data (6)
Investment securities	$377,112	$275,352	$262,525	$244,373	$245,380
Noncovered portfolio loans (7)	1,321,346	1,687,178	2,331,293	2,539,294	2,494,506
Loans held for sale (7)	31,682	38,695	35,194	43,134	56,941
Total noncovered loans (7) (8)	1,353,028	1,725,873	2,366,487	2,582,428	2,551,447
Covered portfolio loans (9)	25,707	37,615	53,628	85,405	-
Interest-earning assets	2,007,412	2,248,936	2,723,658	2,996,849	2,798,710
Total assets	2,122,255	2,377,276	2,814,944	3,108,291	2,879,762
Interest-bearing deposits	1,285,570	1,520,397	1,875,546	2,267,901	1,918,181
Total deposits	1,709,578	1,921,382	2,252,728	2,592,730	2,180,122
Other borrowings	70,362	56,479	94,602	103,022	295,138
Subordinated debentures	81,963	81,963	81,963	81,963	81,963
Total shareholders' equity (10)	246,056	301,589	372,215	309,778	302,203
Common shareholders' equity	246,056	233,134	304,491	242,741	235,811
Financial Ratios
Return on average assets	0.72%	(2.54)%	0.38%	0.43%	0.54%
Return on average total shareholders' equity	5.71	(18.33)	3.16	4.20	6.40
Return on average common equity	5.14	(23.83)	2.46	3.65	6.44
Net interest margin	3.64	3.74	3.67	3.38	3.36
Efficiency ratio (11)	68.46	81.74	54.99	50.45	59.03
Average assets per employee (12)	$5,317	$6,185	$6,942	$6,411	$6,206

Selected Financial Data (Continued)

	At December 31,
		As Restated (16)	As Restated (16)
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008
Asset Quality
Net loan charge-offs (6)	$1,073	$152,646	$32,744	$16,536	$8,790
Net loan charge-offs to average portfolio loans	0.07%	7.01%	1.29%	0.63%	0.37%
Noncovered:
Allowance for loan losses (6)	$46,494	$44,233	$65,229	$62,413	$39,773
Allowance for loan losses to portfolio loans	3.52%	2.62%	2.80%	2.46%	1.59%
Nonperforming loans (6) (13)	$38,394	$13,549	$107,083	$106,197	$63,983
Nonperforming loans to portfolio loans	2.91%	0.80%	4.59%	4.18%	2.56%
Allowance for loan losses to nonperforming loans	121.10	326.47	60.91	58.77	62.16
Nonperforming assets (6) (14)	$49,709	$33,393	$144,805	$124,629	$70,075
Nonperforming assets to portfolio loans and
other real estate	3.73%	1.96%	6.11%	4.87%	2.80%
Covered:
Allowance for loan losses (6)	$224	$451	$-	$-	$-
Allowance for loan losses to portfolio loans	0.87%	1.20%	-%	-%	-%
Nonperforming loans (6) (9) (13)	$3,595	$7,128	$10,806	$13,458	$-
Nonperforming loans to portfolio loans (9)	13.98%	18.95%	20.15%	15.76%	-%
Nonperforming assets (6) (9) (14)	$7,238	$11,657	$14,993	$18,206	$-
Nonperforming assets to portfolio loans and
other real estate	24.66%	27.66%	25.93%	20.19%	-%
Capital Ratios
Average shareholders' equity to average assets
Total	12.64%	13.84%	11.99%	10.34%	8.49%
Common	10.80	11.31	9.74	8.11	8.30
Tier I capital to risk-weighted assets (6) (15)	20.28	19.51	17.78	13.28	13.01
Total capital to risk-weighted assets (6) (15)	21.56	20.78	19.06	14.55	14.26
Leverage ratio (15)	15.01	14.50	15.55	12.42	13.06

(1)  Provision for loan losses includes $74.9 million and noninterest expense includes $23.6 million from the sales of loans and other real estate transactions that occurred in December 2011.

(2)  Gain on sales includes $1.2 million gain due to the redemption of certain VISA USA common shares in 2008.

(3)  Noninterest income in 2009 includes $3.3 million resulting from the gain on acquisition related to the FDIC-assisted acquisition.

(4)  Noninterest expense for 2010 includes the $5.6 goodwill impairment on the Kansas segment.

(5)  Preferred stock - declared and paid includes a one-time non-cash equity charge of $1.2 million for 2012 to reflect the accelerated accretion of the remaining discount on the Series B Preferred securities repurchased in August of 2012.  Please see “Note 13 Shareholders’ Equity” in the Notes to the Consolidated Financial Statements.

(6)  At period end.

(7)  Net of unearned discounts but before deduction of allowance for loan losses.

(8)  Total loans include loans held for sale.

(9)  These loans are covered by the FDIC loss share agreements, including the amount of expected reimbursements from the FDIC, and are shown net of unearned discounts.  Please see “Note 4 Loans and Allowance for Loan Losses” in the Notes to the Consolidated Financial Statements.

(10)  Reflects the repurchase of preferred securities in 2012, issuance of common stock through an offering in 2010, and issuance of preferred stock in 2008.  Please see “Capital Resources” on page 45 and “Note 13 Shareholders’ Equity” in the Notes to the Consolidated Financial Statements.

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

(15)  2010 reflects the effects of capital raised through the public common stock offering and 2008 reflects the effects of capital raised through the sale of preferred securities.  Please see “Note 13 Shareholders’ Equity” and “Note 15 Capital Requirements and Regulatory Matters” in the Notes to the Consolidated Financial Statements.

(16)  We restated our 2010 and 2011 financial statements as a result of an error in the valuation analysis of the goodwill of our Bank of Kansas subsidiary.  The review of the valuation analysis resulted in a non-cash impairment charge of $5.6 million of goodwill at year-end 2010.  This impairment reduced each of our net income, total assets, and shareholders’ equity by $5.6 million in 2010 and reduced the starting value of our total assets and shareholders’ equity by $5.6 million in subsequent periods. See “Note 2 Restatement” for additional information regarding the restatement.

(1)

	For the Quarter Ended
(Dollars in thousands, except per share data)	12-31-12	09-30-12	06-30-12	03-31-12
Operations Data
Interest income	$21,008	$22,616	$24,040	$25,507
Interest expense	3,723	3,934	4,293	4,658
Net interest income	17,285	18,682	19,747	20,849
Provision for loan losses	3,085	(1,726)	32	1,716
Gain on sales of securities and loans	1,712	1,106	617	535
Noninterest income	3,159	2,844	2,984	2,979
Noninterest expenses	17,653	14,591	16,769	14,309
Income before taxes	1,418	9,767	6,547	8,338
Taxes on income	446	3,880	2,430	3,127
Net income	$972	$5,887	$4,117	$5,211
Net income available to common shareholders	$972	$4,344	$3,011	$4,119
Per Share Data
Basic earnings per common share	$0.05	$0.22	$0.15	$0.21
Diluted earnings per common share	0.05	0.22	0.15	0.21
Weighted average common shares outstanding
Basic	19,397,573	19,447,952	19,446,086	19,444,698
Diluted	19,397,573	19,447,952	19,446,086	19,444,698

(2)

	For the Quarter Ended
(Dollars in thousands, except per share data)	12-31-11	09-30-11	06-30-11	03-31-11
Operations Data
Interest income	$27,065	$29,783	$31,472	$32,425
Interest expense	5,164	5,758	6,487	7,004
Net interest income	21,901	24,025	24,985	25,421
Provision for loan losses	78,285	24,626	20,140	9,050
Gain on sales of securities and loans	637	426	401	194
Noninterest income	2,939	3,163	3,203	3,055
Noninterest expenses	41,903	17,693	14,980	15,625
Income (loss) before taxes	(94,711)	(14,705)	(6,531)	3,995
Taxes on income	(36,450)	(5,180)	(3,561)	1,534
Net income (loss)	$(58,261)	$(9,525)	$(2,970)	$2,461
Net income (loss) available to common shareholders	$(59,340)	$(10,589)	$(4,027)	$1,408
Per Share Data
Basic earnings per common share	$(3.05)	$(0.54)	$(0.21)	$0.07
Diluted earnings per common share	(3.05)	(0.54)	(0.21)	0.07
Weighted average common shares outstanding
Basic	19,418,464	19,415,760	19,414,658	19,409,317
Diluted	19,444,644	19,426,736	19,421,733	19,422,774

item 7.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

This Annual Report on Form 10-K contains restatements of our 2010 and 2011 financial statements.  The restatements relate to an error in the valuation analysis on the goodwill of our Bank of Kansas subsidiary.  A review of the valuation analysis resulted in a non-cash impairment charge of $5.6 million of goodwill at year-end 2010 that was not previously reported.  As a result of the reduction in goodwill at year-end 2010, our net income for 2010 is reduced by $5.6 million, from $17.0 million to $11.4 million.  Total assets and shareholders’ equity at December 31, 2010 are reduced by $5.6 million to end at $2.8 billion and $372.2 million, respectively.  The effect of the prior period adjustments to total assets and shareholders’ equity are reflected in the subsequent 2011 and 2012 financial statements.

The following discussion and analysis presents significant factors affecting our financial condition as of December 31, 2012 and December 31, 2011 and results of operations for the year ended December 31, 2012, December 31, 2011 (restated), and December 31, 2010 (restated).  This discussion and analysis should be read in conjunction with our Consolidated Financial Statements including the notes thereto, and the other financial information appearing elsewhere in this report.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and follow general practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information that is subject to change.  Certain policies inherently rely more on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Management is required to use estimates, assumptions, and judgments when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation allowance to be established, or when an asset or liability must be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when readily available.

The most significant accounting policies we follow are presented in “Note 1 Summary of Significant Accounting and Reporting Policies” in the Notes to the Consolidated Financial Statements.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, estimates, assumptions, and judgments underlying those amounts, management has identified the allowance for loan losses, goodwill and other intangible assets, and income tax accounting policies to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revisions as new information becomes available.

Allowance for Loan Losses – The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio.  The allowance is based on two basic principles of accounting: (1) ASC 450, Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (2) ASC 310.10.35, Receivables:  Subsequent Measurement, which requires that losses be accrued when it is probable that we will not collect all principal and interest payments according to the loan’s contractual terms.

The allowance determination process requires significant judgment.  Estimates of probable losses inherent in the loan portfolio can vary significantly from the amounts that actually occur.  While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by us, periodically review the loan portfolio and the allowance.  These reviews may result in additional provisions based on the agencies’ judgments based upon information available at the time of each examination.  Because the loan portfolio contains a significant number of commercial mortgage and commercial real estate construction loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in the provision for loan losses and nonperforming assets, and may lead to material increases in charge-offs and the provision for loan losses in future periods.

Our methodology for assessing the appropriateness of the allowance is in accordance with regulatory guidelines and GAAP, as described in “Provision for Loan Losses” on page 33 and in “Note 1 Summary of Significant Accounting and Reporting Policies” in the Notes to the Consolidated Financial Statements.

Goodwill and Other Intangible Assets – Goodwill and other intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate impairment.  Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of our reporting units compared with its carrying value. We define reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed.  As of December 31, 2012, we have eight reporting units.

If the carrying value exceeds the fair value of a reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment.

Other identifiable intangible assets are amortized on an accelerated basis over the years expected to be benefited, which we believe are up to ten years.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their carrying value may not be recoverable based on a comparison to fair value.  See “Note 6 Goodwill and Other Intangible Assets” in the Notes to the Consolidated Financial Statements for further information.

Income Taxes – We use the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized.  The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence.  See “Note 12 Taxes on Income” in the Notes to the Consolidated Financial Statements for further information.

Significant Developments

New Executive Management – On September 27, 2012, we announced the election of Mark W. Funke as our new President and Chief Executive Officer effective October 1, 2012.  Mr. Funke previously served as market president for Bank of Oklahoma – Oklahoma City. He replaced Rick Green, who had previously announced he would retire in January 2013. In addition, on November 15, 2012, we announced the election of Joe T. Shockley, Jr. as our Executive Vice President and Chief Financial Officer effective December 1, 2012.  Mr. Shockley previously served as Executive Vice President and Chief Financial Officer at BancFirst Corporation.

Repurchase of Series B Preferred Securities – On August 8, 2012, we repurchased from the United States Department of the Treasury all 70,000 outstanding shares of our Series B Fixed Rate Cumulative Perpetual Preferred Stock.  We originally sold the Series B Preferred Stock to the Treasury on December 5, 2008, pursuant to the Treasury’s Capital Purchase Program.

Resumption of Dividends on Preferred Securities – In July 2012, we resumed payment of deferred dividends on our Series B Preferred Securities and our three issues of trust preferred securities.  We are now current on all dividends payments on all issues of trust preferred securities.  The dividends had been previously deferred since August 1, 2011.

Termination of Regulatory Agreements – On May 24, 2012, the OCC notified Stillwater National that it is no longer subject to the written formal and informal agreements entered into on January 27, 2010.

Bulk Asset Sale – On December 14, 2011, we completed the sales of nonperforming assets and potential problem loans, resulting in a $101.0 million pre-tax loss. We sold nonperforming loans, potential problem loans, other related loans, and other real estate with an aggregate carrying value, before transfer to assets held for sale, of $301.6 million.

Results of Operations

Net income (loss) available to common shareholders totaled $12.4 million, or $0.64 diluted per common share, in 2012 compared to ($72.5) million, or ($3.73) diluted per common share, in 2011 and $7.2 million, or $0.40 diluted per common share, in 2010.

The following table presents components of consolidated net income and selected ratios for the years 2012, 2011, and 2010 and the annual changes between those years.

		2012 Change	As Restated	2011 Change	As Restated
(Dollars in thousands,	2012	From 2011	2011	From 2010	2010
except per share data)
Operations Data
Interest income	$93,171	$(27,574)	$120,745	$(22,062)	$142,807
Interest expense	16,608	(7,805)	24,413	(11,063)	35,476
Net interest income	76,563	(19,769)	96,332	(10,999)	107,331
Provision for loan losses	3,107	(128,994)	132,101	96,541	35,560
Noninterest income	15,936	1,918	14,018	(4,546)	18,564
Noninterest expense	63,322	(26,879)	90,201	20,971	69,230
Income (loss) before taxes	26,070	138,022	(111,952)	(133,057)	21,105
Taxes on income	9,883	53,540	(43,657)	(53,395)	9,738
Net income (loss)	$16,187	$84,482	$(68,295)	$(79,662)	$11,367
Net income (loss) available
to common shareholders	$12,446	$84,994	$(72,548)	$(79,728)	$7,180

Per Common Share Data
Basic earnings	$0.64	$4.37	$(3.73)	$(4.13)	$0.40
Diluted earnings	0.64	4.37	(3.73)	(4.13)	0.40
Financial Condition Data
- Averages
Investment securities	$350,021	$86,015	$264,006	$18,595	$245,411
Total loans	1,567,318	(646,589)	2,213,907	(359,535)	2,573,442
Interest-earning assets	2,104,817	(469,849)	2,574,666	(347,979)	2,922,645
Total assets	2,243,746	(446,739)	2,690,485	(308,259)	2,998,744
Interest-bearing deposits	1,374,986	(364,540)	1,739,526	(372,542)	2,112,068
Total deposits	1,771,077	(346,229)	2,117,306	(325,760)	2,443,066
Other borrowings	61,822	(22,916)	84,738	(11,403)	96,141
Subordinated debentures	81,963	-	81,963	-	81,963
Total shareholders' equity	283,516	(88,971)	372,487	12,952	359,535
Selected Ratios
Return on average assets	0.72%	3.26%	(2.54)%	(2.92)%	0.38%
Return on average total
shareholders' equity	5.71	24.04	(18.33)	(21.50)	3.16
Return on average common equity	5.14	28.97	(23.83)	(26.29)	2.46
Net interest margin	3.64	(0.10)	3.74	0.07	3.67

Net income available to common shareholders for 2012 increased $85.0 million compared to 2011.  The increase was primarily the result of a $129.0 million decrease in provision for loan losses and a $26.9 million decrease in noninterest expense, both due to the sale of nonperforming loans, potential problem loans, and other real estate during the fourth quarter of 2011.  This increase was offset in part by a $53.5 million increase in income tax expense and a $19.8 million decrease in net interest income primarily due to lower loan volume.

Net income available to common shareholders for 2011 decreased $79.7 million compared to 2010.  The decrease was primarily the result of a $96.5 million increase in provision for loan losses and a $21.0 million increase in noninterest expense, both due to the sale of nonperforming loans, potential problem loans, and other real estate during the fourth quarter of 2011, a decrease in net interest income of $11.0 million, and a decrease in noninterest income of $4.5 million, offset in part by a $53.4 million decrease in income tax expense.

Details of the changes in various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets.  Net interest income is our largest source of revenue representing 83% of total revenue in 2012.  Net interest margin is net interest income as a percentage of average earning assets for the period.  Net interest income and net interest margin increase or decrease as a result of changes in the levels of interest rates, the volume and the mix of earning assets and interest-bearing liabilities, and the percentage of interest-earning assets funded by noninterest-bearing funding sources.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions.  Our loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit, has been at 3.25% since 2008.  Our loan portfolio is also affected, to a lesser extent, by changes in the London Interbank Offered Rate (“LIBOR”).  At December 31, 2012, the one-month and three-month U.S. dollar LIBOR rates were 0.21% and 0.31%, respectively, while at December 31, 2011 the rates were 0.30% and 0.58%, respectively, and at December 31, 2010 the rates were 0.26% and 0.30%, respectively.

The intended federal fund rate, which is the cost of immediately available overnight funds, fluctuates in a similar manner to the prime interest rate.  It has been at or below 0.25% since 2008.

Net interest income for 2012 was $76.6 million, a decrease of $19.8 million, or 21%, from the $96.3 million earned in 2011.  Net interest margin was 3.64% for the year ended December 31, 2012, a decrease of ten basis points from 2011.  Net interest income for 2011 was $96.3 million, a decrease of $11.0 million, or 10%, from the $107.3 million earned in 2010.  Net interest margin was 3.74% for the year ended December 31, 2011, an increase of seven basis points from 2010.

The decline in net interest income for 2012 and 2011 was due to the decrease in interest earning assets, primarily loans, and the continued repricing of existing loans and deposits as interest rates remain at historical lows.  The yield on noncovered loans increased to 5.36% for 2012 from 5.07% for 2011 as a result of the reduction of nonaccrual loans related to the fourth quarter 2011 sale of nonperforming assets.

Interest rate spread, which represents the difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities, was 3.34% for 2012, compared to 3.41% for 2011, and 3.34% for 2010.

We have seen growth in noninterest-bearing deposit accounts, which are an alternative funding source to interest-bearing deposits and other borrowings.  The average balance of noninterest-bearing deposit accounts increased to $396.1 million in 2012 from $377.8 million in 2011 and $331.0 million in 2010.

For further analysis of asset sensitivity please see tables showing the effects of changes in interest rates and changes in volume of interest related assets and liabilities on page 32 of this report and the discussion of Quantitative and Qualitative Disclosures about Market Risk on page 47 of this report.

The following table provides information relating to our average consolidated statements of financial condition and reflects the interest income on interest-earning assets, interest expense of interest-bearing liabilities, and the average yields earned and rates paid for the periods indicated.  Yields and rates are derived by dividing income or expense reflected in our Consolidated Statements of Operations by the average daily balance of the related assets or liabilities, respectively, for the periods presented.  Nonaccrual loans have been included in the average balances of total loans.

The changes in the composition of interest-earning assets and their funding sources reflect market demand and management’s efforts to maximize net interest margin while controlling interest rate, credit, and other risks.

Consolidated Average Balances, Yields and Rates

	For the twelve months ended December 31,
				As Restated			As Restated
	2012			2011			2010
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Noncovered loans (1) (2)	$1,536,494	$82,288	5.36%	$2,168,458	$109,839	5.07%	$2,504,684	$129,314	5.16%
Covered loans (1)	30,824	2,314	7.51	45,449	3,384	7.45	68,758	4,604	6.70
Investment securities (2)	350,021	7,814	2.23	264,006	6,973	2.64	245,411	8,148	3.32
Other interest-earning assets	187,478	755	0.40	96,753	549	0.57	103,792	741	0.71
Total interest-earning assets	2,104,817	93,171	4.43	2,574,666	120,745	4.69	2,922,645	142,807	4.89
Other assets	138,929			115,819			76,099
Total assets	$2,243,746			$2,690,485			$2,998,744

Liabilities and shareholders' equity
Interest-bearing demand deposits	$114,974	$219	0.19%	$108,808	$382	0.35%	$98,589	$468	0.47%
Money market accounts	381,292	1,077	0.28	483,373	2,154	0.45	508,583	3,911	0.77
Savings accounts	35,741	53	0.15	29,862	49	0.16	25,609	64	0.25
Time deposits	842,979	8,354	0.99	1,117,483	14,208	1.27	1,479,287	23,824	1.61
Total interest-bearing deposits	1,374,986	9,703	0.71	1,739,526	16,793	0.97	2,112,068	28,267	1.34
Other borrowings	61,822	895	1.45	84,738	1,799	2.12	96,141	2,079	2.16
Subordinated debentures	81,963	6,010	7.33	81,963	5,821	7.10	81,963	5,130	6.26
Total interest-bearing liabilities	1,518,771	16,608	1.09	1,906,227	24,413	1.28	2,290,172	35,476	1.55
Noninterest-bearing demand deposits	396,091			377,780			330,998
Other liabilities	45,368			33,991			18,039
Shareholders' equity	283,516			372,487			359,535
Total liabilities and shareholders' equity	$2,243,746			$2,690,485			$2,998,744

Net interest income and interest rate spread		$76,563	3.34%		$96,332	3.41%		$107,331	3.34%
Net interest margin (3)			3.64%			3.74%			3.67%
Ratio of average interest-earning assets
to average interest-bearing liabilities	138.59%			135.07%			127.62%

(1) Yields, interest rate spreads, and net interest margins are calculated using income recorded in accordance with GAAP.
(2) Fees included in interest income on loans receivable are not considered material.
(3) Net interest margin = net interest income / total average interest-earning assets.

The following table analyzes our changes in interest income and interest expense for the periods indicated.  Information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by prior period’s rate); and (ii) changes in rates (changes in rate multiplied by prior period’s volume).  Changes in rate-volume (changes in rate multiplied by changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.

Effect of Volume and Rate Changes on Net Interest Income

(Dollars in thousands)	2012 vs. 2011			2011 vs. 2010
	Increase	Due to Change		Increase	Due to Change
	Or	In Average:		Or	In Average:
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest earned on:
Noncovered loans receivable (1)	$(27,551)	$(33,544)	$5,993	$(19,475)	$(17,071)	$(2,404)
Covered loans receivable	(1,070)	(1,098)	28	(1,220)	(1,692)	472
Investment securities	842	2,033	(1,192)	(1,175)	583	(1,758)
Other interest-earning assets	205	401	(195)	(192)	(48)	(144)
Total interest income	(27,574)	(21,089)	(6,485)	(22,062)	(16,492)	(5,570)

Interest paid on:
Interest-bearing demand	(163)	21	(184)	(86)	45	(131)
Money market accounts	(1,077)	(394)	(683)	(1,757)	(185)	(1,572)
Savings accounts	4	9	(5)	(15)	9	(24)
Time deposits	(5,854)	(3,103)	(2,751)	(9,616)	(5,198)	(4,418)
Other borrowings	(904)	(415)	(489)	(280)	(243)	(37)
Subordinated debentures	189	-	189	691	-	691
Total interest expense	(7,805)	(4,540)	(3,265)	(11,063)	(5,441)	(5,622)

Net interest income	$(19,769)	$(16,549)	$(3,220)	$(10,999)	$(11,051)	$52

(1) Average balances included nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis, because it is not considered material.

Provision for Loan Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan losses at an appropriate level based upon the inherent risks in the loan portfolio.  The amount of the loan loss provision for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs for the period.

Net charge-offs were $1.1 million for the year ended December 31, 2012, $152.6 million for the year ended December 31, 2011, and $32.7 million for the year ended December 31, 2010.  Included in 2011 net charge-offs was $88.6 million resulting from the fourth quarter 2011 sale of nonperforming assets.  The provisions for loan losses was $3.1 million for the year ended December 31, 2012, $132.1 million for the year ended December 31, 2011, and $35.6 million for the year ended December 31, 2010.  Included in the 2011 provision for loan losses was $74.9 million resulting from the fourth quarter 2011 sale of nonperforming assets.

See the section captioned “Allowance for Loan Losses” on page 43 of this report for further analysis of the provision for loss losses.

Noninterest Income

Noninterest income was $15.9 million for 2012, an increase of $1.9 million, or 14%, from 2011.  Noninterest income was $14.0 million for 2011, a decrease of $4.5 million, or 24% when compared with 2010.

		2012 Change		2011 Change
(Dollars in thousands)	2012	From 2011	2011	From 2010	2010
Service charges and fees	$11,559	$(516)	$12,075	$(329)	$12,404
Other noninterest income	407	122	285	(478)	763
Gain on sales of loans	3,133	1,475	1,658	(1,078)	2,736
Gain on sales/calls of investment securities	837	837	-	(2,661)	2,661
Total noninterest income	$15,936	$1,918	$14,018	$(4,546)	$18,564

Service charges and fees – Service charges and fees decreased $0.5 million, or 4%, in 2012 as a result of decreased overdraft charge and the decrease in the fair market value of mortgage servicing rights.

Service charges and fees decreased $0.3 million, or 3%, in 2011 as a result of decreased overdraft charges offset in part by increased brokerage fees and decreased amortization of mortgage servicing rights.

Other noninterest income – Other noninterest income includes rent income and other miscellaneous income items.

Gain on sales of loans – Gain on sales of loans includes the net gains recognized from the sale of mortgage loans and other commercial loans that are classified as held for sale.  For 2012, the increase relates to our increased mortgage lending activity during the year. For 2011, the decrease was the result of reduced sales of student loans and decreased sales of mortgage loans.

Gain on sales/calls of investment securities – The 2012 gain on sales or calls of investment securities was primarily the result of a single security held at cost.  The 2010 gains on sales of investment securities were the result of the sale of investment securities during those years. There were no investment securities sold in 2011.

Noninterest Expense

Noninterest expense was $63.3 million for 2012, a decrease of $26.9 million, or 30%, from 2011.  Noninterest expense was $90.2 million for 2011, an increase of $21.0, or 30%, million from 2010.

		2012 Change		2011 Change	As Restated
(Dollars in thousands)	2012	From 2011	2011	From 2010	2010
Salaries and employee benefits	$29,919	$39	$29,880	$(36)	$29,916
Occupancy	10,581	(234)	10,815	(356)	11,171
FDIC and other insurance	2,531	(1,331)	3,862	(1,926)	5,788
Other real estate, net	6,565	(24,287)	30,852	28,634	2,218
Provision for unfunded loan commitments	632	255	377	1,980	(1,603)
Other general and administrative	13,094	(1,321)	14,415	(7,325)	21,740
Total noninterest expense	$63,322	$(26,879)	$90,201	$20,971	$69,230

Salaries and employee benefits – Salaries and employee benefits remained flat for 2012 and 2011.  The number of full-time equivalent employees decreased from 435 at the beginning of the year to 422 as of December 31, 2012. As of December 31, 2011, the number of full-time equivalent employees increased to 435 from 432 at the beginning of the year.

Occupancy – Occupancy expense decreased $0.2 million, or 2%, in 2012 and $0.4 million, or 3%, in 2011 primarily due to decreased depreciation expense and decreased building rental expense.

FDIC and other insurance – Our bank subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates.  In 2012, the decrease from prior year is primarily the result of the decrease in assets, which is the basis for the premium calculation, and the decrease in the assessment rates.  In 2011, the FDIC began assessing insurance premiums based on average consolidated total assets minus average tangible equity.  The decrease in FDIC and other insurance expense for 2011 is due to lower assessments.

Other real estate, net – The $24.3 million decrease in other real estate expense for 2012 is primarily due to the 2011 fourth quarter sales.  Other real estate was $15.0 million at December 31, 2012, $24.4 million at December 31, 2011, and $41.9 million at December 31, 2010.  The 2011 other real estate expense includes $23.6 million resulting from the fourth quarter 2011 sale of nonperforming assets.

Provision for unfunded loan commitments – The provision for unfunded loan commitments is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.

Other general and administrative – Other general and administrative expenses decreased $1.3 million, or 34%, primarily due to lower collections costs and legal fees, partially offset by the prior year settlement of Oklahoma state tax claims for less than the amount accrued.  The decrease in 2011 of $7.3 million, or 34%, is primarily a result of the $5.6 million 2010 impairment of goodwill for the Kansas segment and the settlement of Oklahoma state tax claims for less than the amount accrued of $2.5 million, offset in part by increased loan collection costs of $1.2 million.

Operating Segments

	For the Year Ended December 31,
		As Restated	As Restated
(Dollars in thousands)	2012	2011	2010
Oklahoma banking	$11,988	$3,146	$14,848
Texas banking	11,003	(39,236)	4,641
Kansas banking	2,298	(7,043)	(4,992)
Out of market	(2,968)	(19,767)	(1,908)
Secondary market	1,070	348	1,010
Other operations	(7,204)	(5,743)	(2,232)
Consolidated net income (loss)	$16,187	$(68,295)	$11,367

Oklahoma banking	$536,855	$688,592	$871,393
Texas banking	491,442	665,010	982,845
Kansas banking	184,330	238,468	289,642
Out of market	134,426	132,723	241,041
Secondary market	31,682	38,695	35,194
Consolidated total loans	$1,378,735	$1,763,488	$2,420,115

Oklahoma banking	$558,332	$720,815	$899,269
Texas banking	491,024	665,846	976,383
Kansas banking	188,576	245,005	304,203
Out of market	127,478	136,579	231,590
Secondary market	34,304	40,876	37,483
Other operations	722,541	568,155	366,016
Consolidated total assets	$2,122,255	$2,377,276	$2,814,944

Oklahoma banking	$1,254,347	$1,406,360	$1,565,124
Texas banking	166,919	156,102	160,181
Kansas banking	270,369	276,757	268,867
Secondary market	2,420	1,430	1,389
Other operations	15,523	80,733	257,167
Consolidated total deposits	$1,709,578	$1,921,382	$2,252,728

We have six reportable operating segments:  Oklahoma Banking, Texas Banking, Kansas Banking, Out of Market, loans originated for sale in the secondary market (“Secondary Market”), and Other Operations.  These business segments were identified through the products and services that are offered within each segment and the geographic area they serve.

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

The contribution of the Oklahoma Banking segment increased $8.8 million in 2012 as a result of an $18.9 million decrease in the provision for loan losses and a $3.0 million decrease in noninterest expense, offset in part by a $7.6 million decrease in net interest income and a $5.3 million increase in income tax expense.  The contribution of the Oklahoma Banking segment decreased $11.7 million in 2011 as a result of a $16.2 million increase in the provision for loan losses and a $2.8 million increase in noninterest expense, offset in part by a $6.5 million decrease in income tax expense.

The contribution of the Texas Banking segment increased $50.2 million in 2012 as a result of a $74.7 million decrease in the provision for loan losses and a $15.1 million decrease in noninterest expense, offset in part by a $31.8 million increase in income tax expense and a $7.7 million decrease in net interest income.  The contribution of the Texas Banking segment decreased $43.8 million, in 2011 primarily as a result of a $52.0 million increase in the provision for loan losses, a $13.9 million increase in noninterest expense, and a $5.7 million decrease in net interest income, offset in part by a $27.8 million decrease in income tax expense.

The contribution of the Kansas Banking segment increased $9.3 million in 2012, primarily as a result of a $12.6 million decrease in the provision for loan losses and a $4.1 million decrease in noninterest expense, offset in part by a $5.9 million increase in income tax expense and a $1.9 million decrease in net interest income.  The contribution of the Kansas Banking segment decreased $2.0 million in 2011, primarily as a result of a $5.9 million increase in the provision for loan losses, a $0.5 million decrease in noninterest income, and a $0.6 million decrease in net interest income, offset in part by the 2010 impairment of goodwill of $5.6 million and a $4.9 million decrease in income tax expense.

The contribution of the Out of Market segment increased by $16.8 million in 2012 primarily as a result of a $22.7 million decrease in the provision for loan losses and a $6.1 million decrease in noninterest expense, offset in part by a $10.8 million increase in income tax expense and a $1.2 million decrease in net interest income.  The Out of Market segment decreased by $17.9 million in 2011 primarily as a result of a $22.4 million increase in the provision for loan losses, a $5.0 million increase in noninterest expense, and a $1.9 million decrease in net interest income, offset in part by a $11.5 million decrease in income tax expense.

At December 31, 2012, our eleven Oklahoma offices accounted for $536.9 million in loans, or 39% of total portfolio loans, our five Texas offices accounted for $491.4 million in loans, or 36% of total portfolio loans, our seven Kansas offices accounted for $184.3 million in loans, or 13% of total portfolio loans, and our Out of Market segment accounted for $134.4 million in loans, or 10% of total portfolio loans.

The Secondary Market segment contributed net income of $1.1 million and $0.3 million in 2012 and 2011, respectively.  The increase is primarily  a result of increased noninterest income from the increased sales of loans held for sale.

For 2012 and 2011, the Other Operations segment, which includes our funds management unit, incurred a loss of $7.2 million and $5.7 million, respectively.  The value of funds provided and cost of funds borrowed from the funds management unit by the operating segments are internally priced at rates that approximate market rates for funds with similar duration.

The Oklahoma Banking, Texas Banking, Kansas Banking, and Out of Market segments provide the majority of consolidated net interest income and net earnings, and for the year ended December 31, 2012 accounted for approximately $1.4 billion, or 64%, of total assets.

The segment disclosures are based upon a number of assumptions and allocations of expense.  We allocate resources and evaluate performance of our segments after allocation of funds, indirect expenses, taxes, and capital costs.  Capital is assigned to each of the segments using a risk-based capital pricing methodology that assigns capital ratios by asset, deposit, or revenue category based on credit risk, interest rate risk, market risk, operational risk, and liquidity risk factors.

Taxes on Income

The income tax expense for 2012 totaled $9.9 million, compared to income tax benefit of ($43.7) million for 2011 and income tax expense for 2010 of $9.7 million.  The income tax expense (benefit) fluctuates in relation to pre-tax income levels.  The effective tax rate for the year ended December 31, 2012 was 37.9%, compared to (39.0%) for the year ended December 31, 2011 and 46.1% for the year ended December 31, 2010.

We monitor our deferred tax assets for realizability, which totaled $32.2 million at December 31, 2012.  We consider the cumulative three-year pre-tax operating results as well as timing, nature, and amount of future taxable income, taxable income within the carryback and carryforward periods, and the reversal of taxable temporary differences as well as future events and uncertainties in making our determination of the realization of our net deferred tax asset.  After evaluating all positive and negative evidence available at December 31, 2012, we concluded that it is more likely than not that we will be able to realize our deferred tax benefits and that a valuation allowance is not needed.

Total Assets

Our total assets decreased by $255.0 million, or 11%, to $2.1 billion at December 31, 2012, compared to $2.4 billion at December 31, 2011 after decreasing by $437.7 million, or 16%, between December 31, 2010 and December 31, 2011.  The decline in assets in 2012 was primarily attributable to the $384.8 million, or 22%, decrease in total loans and the $12.8 million, or 20%, decrease in other assets, offset in part by the increase in our investment securities portfolio by $101.8 million, or 37%.

Investment Securities Portfolio

We maintain an investment securities portfolio consisting of securities issued by U.S. Government sponsored entities, state and political subdivisions, mortgage-backed, asset-backed securities, and other investments.  Mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal National Mortgage Association (“Fannie Mae”).  Investment securities are held in safekeeping by an independent custodian.  Asset-backed securities are collateralized by student loans.

Investment securities assigned to the available for sale portfolio are generally used to supplement our liquidity, provide a prudent yield, and provide collateral for public deposits and other borrowing facilities.  Unrealized net gains and losses on available for sale securities are recorded as an adjustment to equity, net of taxes, but are not reflected in our current earnings.  If management determines that any impairment in any available for sale security is “other-than-temporary,” a securities loss will be recognized as a charge to earnings.  If a security is sold, any gain or loss is recorded as a credit or charge to earnings and the equity adjustment is reversed.  At December 31, 2012, we held $364.3 million in securities classified as available for sale with an unrealized gain of $6.0 million, $3.7 million net of taxes, related to these securities included in shareholders’ equity.

Investment securities assigned to the held to maturity portfolio earn a prudent yield, provide liquidity from maturities and paydowns, and provide collateral to pledge for federal, state, and local government deposits and other borrowing facilities.  The held to maturity investment portfolio at December 31, 2012 included $12.8 million in fixed-rate securities.  If management determines any impairment in any held to maturity security is “other-than-temporary,” a securities loss will be recognized as a charge to earnings.

We had no trading securities at December 31, 2012, 2011, or 2010.

A summary of the investment securities portfolio is as follows for the years ended December 31, 2012, 2011, and 2010.

	At December 31,
(Dollars in thousands)	2012	2011	2010
U.S. Government obligations	$-	$-	$1,108
Federal agency securities	115,614	65,553	65,374
Obligations of states and political subdivisions	48,355	26,355	14,537
Residential mortgage-backed securities	203,675	182,147	180,017
Asset-backed securities	7,671	-	-
Other investments	1,797	1,297	1,489
Total investment securities	$377,112	$275,352	$262,525

Available for sale (fair value)	364,315	260,100	248,221
Held to maturity (amortized cost)	12,797	15,252	14,304
Total investment securities	$377,112	$275,352	$262,525

We do not have any material amounts of investment securities or other interest-earning assets, other than loans, that would have been classified as nonperforming if such assets were loans or which were recognized by management as potential problem assets based upon known information about possible credit problems of the borrower or issuer.

The following table shows the maturities, carrying value (amortized cost for investment securities being held to maturity or estimated fair value for investment securities available for sale), estimated fair market values, and average yields for our investment portfolio at December 31, 2012.  Yields are not presented on a tax-equivalent basis.  Maturities of mortgage-backed securities are based on expected maturities.  Expected maturities differ from contractual maturities because borrowers of the underlying mortgages may have the right to call or prepay obligations with or without prepayment penalties.  The securities of no single issuer (other than the United States or its agencies), or in the case of securities issued by state and political subdivisions, no source or group of sources of repayment, accounted for more than 10% of our shareholders’ equity at December 31, 2012.

			After One		After Five
	One Year		Year through		Years through		After		Total Investment
	or Less		Five Years		Ten Years		Ten Years		Securities
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Market	Yield
Held to Maturity:
Obligations of states and
political subdivisions	$1,001	1.90%	$1,944	2.65%	$6,416	3.55%	$3,436	3.79%	$12,797	$13,659	3.35%
Total Held to Maturity	$1,001	1.90%	$1,944	2.65%	$6,416	3.55%	$3,436	3.79%	$12,797	$13,659	3.35%
Available for Sale:
Federal agency securities	$-	-%	$20,985	1.55%	$89,803	1.55%	$3,371	2.03%	$114,159	$115,614	1.57%
Obligations of states and
political subdivisions	637	0.70	535	1.80	23,400	2.69	10,182	3.73	34,754	35,558	2.94
Residential mortgage-
backed securities	33,555	2.51	154,617	2.75	12,138	1.97	-	-	200,310	203,675	2.61
Asset-backed securities	-	-	-	-	7,794	0.69	-	-	7,794	7,671	0.69
Other securities	-	-	1,300	-	-	-	-	-	1,300	1,797	-
Total Available for Sale	$34,192	2.48%	$177,437	2.58%	$133,135	1.74%	$13,553	3.30%	$358,317	$364,315	2.26%

Total	$35,193		$179,381		$139,551		$16,989		$371,114	$377,974

Note:  Average yields for investments held for sale is based on amortized cost.  Yields on tax-exempt securities are shown on a tax-equivalent basis.

Loan Portfolio

The following table presents the composition of the loan portfolio over the previous five years.

	At December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Noncovered:
Real estate mortgage:
Commercial	$870,975	$1,028,561	$1,310,464	$1,212,409	$1,118,828
One-to-four family residential	70,954	80,375	89,800	114,614	113,665
Real estate construction:
Commercial	130,753	227,098	441,265	618,078	579,795
One-to-four family residential	3,656	4,987	27,429	41,109	79,565
Commercial	240,498	346,266	452,626	520,505	564,670
Installment and consumer:
Guaranteed student loans	4,680	5,396	5,843	36,163	54,057
Other	31,512	33,190	39,060	39,550	40,867
	1,353,028	1,725,873	2,366,487	2,582,428	2,551,447
Less: Allowance for loan losses	(46,494)	(44,233)	(65,229)	(62,413)	(39,773)
Total noncovered loans, net	$1,306,534	$1,681,640	$2,301,258	$2,520,015	$2,511,674

	At December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Covered:
Real estate mortgage:
Commercial	$18,298	$23,686	$30,997	$39,836	$-
One-to-four family residential	4,881	7,072	9,122	12,630	-
Real estate construction:
Commercial	382	3,746	6,840	12,515	-
One-to-four family residential	-	-	439	5,324	-
Commercial	2,037	2,841	5,554	13,412	-
Installment and consumer	109	270	676	1,688	-
	25,707	37,615	53,628	85,405	-
Less: Allowance for loan losses	(224)	(451)	-	-	-
Total covered loans, net	$25,483	$37,164	$53,628	$85,405	$-

Covered loans resulted from the 2009 acquisition of FNBA and as such, there are no covered loan balances prior to 2009.  Included in covered loans above are $6.7 million, $10.1 million, $14.4 million, and $23.9 million for 2012, 2011, 2010 and 2009, respectively, of loss share receivable from the FDIC.

We have a strategic focus on providing loans and other services to healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate borrowers.  At December 31, 2012 and 2011, loans to individuals and businesses in the healthcare industry totaled $502.2 million, or 38%, and $614.7 million, or 36%, of noncovered loans, respectively.

The decline in loans in 2012 was due in part to the change in our lending focus away from larger average size loans and a refocus to our primary markets.

The following table sets forth the remaining maturities for certain loan categories (including loans held for sale) at December 31, 2012.  Student loans that do not have stated maturities are treated as due in one year or less.  Real estate construction includes certain loans which will convert to permanent financing at the point when construction is completed; these loans are reported according to their final maturity.

		After one
	One year	year through	After
(Dollars in thousands)	or less	five years	five years	Total
Noncovered:
Real estate mortgage:
Commercial	$263,665	$467,670	$139,640	$870,975
One-to-four family residential	10,456	24,469	36,029	70,954
Real estate construction	67,970	63,861	2,578	134,409
Commercial	70,392	117,424	52,682	240,498
Installment and consumer:
Guaranteed student loans	4,680	-	-	4,680
Other	13,522	15,951	2,039	31,512
Total noncovered	430,685	689,375	232,968	1,353,028
Covered:
Real estate mortgage:
Commercial	6,203	3,137	8,958	18,298
One-to-four family residential	225	1,196	3,460	4,881
Real estate construction	-	193	189	382
Commercial	1,744	232	61	2,037
Installment and consumer	36	73	-	109
Total covered	8,208	4,831	12,668	25,707
Total	$438,893	$694,206	$245,636	$1,378,735

The following table sets forth at December 31, 2012 the dollar amount of all loans due more than one year after December 31, 2012.

(Dollars in thousands)	Fixed	Variable	Total
Noncovered:
Real estate mortgage:
Commercial	$288,163	$319,148	$607,311
One-to-four family residential	31,136	29,361	60,497
Real estate construction	20,258	46,181	66,439
Commercial	81,714	88,392	170,106
Installment and consumer	5,015	12,975	17,990
Total noncovered	426,286	496,057	922,343
Covered:
Real estate mortgage:
Commercial	1,848	10,247	12,095
One-to-four family residential	598	4,058	4,656
Real estate construction	130	252	382
Commercial	151	142	293
Installment and consumer	73	-	73
Total covered	2,800	14,699	17,499
Total	$429,086	$510,756	$939,842

Nonperforming Assets and Potential Problem Loans

The following table shows the amounts of nonperforming assets at the end of the periods indicated.  Please see “Note 1 Summary of Significant Accounting and Reporting Polices” in the Notes  to the Consolidated Financial Statements for a description of our policy for placing loans on nonaccrual status.  Nonperforming troubled debt restructurings are included in nonaccrual loans.

	At December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Noncovered:
Nonaccrual loans:
Commercial real estate	$18,337	$4,667	$29,996	$28,351	$9,881
One-to-four family residential	563	1,468	1,984	9,387	474
Real estate construction	3,355	3,877	67,571	57,586	37,346
Commercial	12,761	3,371	6,977	10,404	11,598
Other consumer	88	123	38	159	11
Total nonaccrual loans	35,104	13,506	106,566	105,887	59,310

Past due 90 days or more:
Commercial real estate	-	-	514	100	9
One-to-four family residential	747	23	-	76	39
Real estate construction	-	-	-	-	4,005
Commercial	2,471	3	-	18	547
Other consumer	72	17	3	116	73
Total past due 90 days or more	3,290	43	517	310	4,673
Total nonperforming loans	38,394	13,549	107,083	106,197	63,983
Other real estate	11,315	19,844	37,722	18,432	6,092
Total nonperforming assets	$49,709	$33,393	$144,805	$124,629	$70,075

Total performing restructured	$290	$1,017	$2,177	$-	$-
Nonperforming assets to portfolio loans
and other real estate	3.73%	1.96%	6.11%	4.87%	2.80%
Nonperforming loans to portfolio loans	2.91	0.80	4.59	4.18	2.56
Allowance for loan losses to nonperforming loans	121.10	326.47	60.91	58.77	62.16
Government-guaranteed portion of nonperforming loans	$76	$76	$10	$277	$1,072

	At December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Covered:
Nonaccrual loans:
Commercial real estate	$3,087	$3,554	$4,391	$1,847	$-
One-to-four family residential	52	188	932	2,243	-
Real estate construction	130	3,009	4,897	7,525	-
Commercial	324	370	581	665	-
Other consumer	2	7	5	42	-
Total nonaccrual loans	3,595	7,128	10,806	12,322	-

Past due 90 days or more:
Commercial real estate	-	-	-	542	-
Real estate construction	-	-	-	574	-
Other consumer	-	-	-	20	-
Total past due 90 days or more	-	-	-	1,136	-
Total nonperforming loans	3,595	7,128	10,806	13,458	-
Other real estate	3,643	4,529	4,187	4,748	-
Total nonperforming assets	$7,238	$11,657	$14,993	$18,206	$-
Nonperforming assets to portfolio loans
and other real estate	24.66%	27.66%	25.93%	20.19%	-%
Nonperforming loans to portfolio loans	13.98	18.95	20.15	15.76	-
Allowance for loan losses to nonperforming loans	6.23	6.33	-	-	-
Government-guaranteed portion of nonperforming loans	$2,456	$4,764	$6,948	$3,853	$-

At December 31, 2012, six credit relationships represented 81% of noncovered nonperforming loans and 63% of noncovered nonperforming assets, while at December 31, 2011, five credit relationships represented 69% of noncovered nonperforming loans and 28% of noncovered nonperforming assets.

Included in noncovered nonaccrual loans as of December 31, 2012 are six collateral dependent lending relationships with aggregate principal balances of approximately $31.2 million and related impairment reserves of $6.8 million which were established based on recent financials and appraisal values obtained.  Five of these lending relationships were secured by commercial real estate.

Included in noncovered nonaccrual loans as of December 31, 2011 are five collateral dependent lending relationships with aggregate principal balances of approximately $9.3 million and related impairment reserves of $0.4 million which were established based on recent financials and appraisal values obtained.  Four of these lending relationships were secured by commercial real estate.

Noncovered nonperforming assets could fluctuate from period to period.  The performance of any individual loan can be affected by external factors such as the interest rate environment, economic conditions, collateral values, or factors particular to the borrower.  No assurance can be given that additional increases in noncovered nonaccrual loans will not occur in the future.

Performing loans considered potential problem loans, loans which are not included in the past due, nonaccrual, or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, amounted to approximately $97.5 million at December 31, 2012, compared to $134.0 million at December 31, 2011.  Included are $3.2 million and $0.9 million, respectively, of covered potential problem loans, which are subject to protection under the loss share agreements with the FDIC.  Loans may be monitored by management and reported in potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms.  These loans are subject to continued management attention and are considered by management in determining the level of the allowance for loan losses.

Management strives to carefully monitor credit quality and to identify loans that may become nonperforming.  At any time, however, there are loans included in the portfolio that will result in losses to us but that have not been identified as nonperforming or potential problem loans.  Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in nonperforming assets, the provision for loan losses, and charge-offs.

We began 2011 with continued high levels of nonperforming and potential problem assets. In the spring of 2011, we reorganized and took actions intended to strengthen the credit, loan review, and workout functions. During the year, we had success in resolving some credits, but downgrades and new problem assets, mainly driven by real estate appraisal decreases with respect to collateral dependent loans, kept the total levels of unresolved credits unsatisfactorily high. The levels significantly affected our earnings.

The Board of Directors carefully considered the potential costs and benefits of various alternatives to us and our shareholders, in consultation with financial and legal advisors and management. Management and the Board of Directors concluded that a sale of assets in the near-term was in the best interests of our shareholders.

Based on this determination, we sold nonperforming loans, potential problem loans, and other real estate with a carrying value before transfer to assets held for sale, of approximately $300.3 million; and sold related other loans with a carrying value before transfer to assets held for sale of $1.3 million during the fourth quarter of 2011.

The loans were transferred to loans held for sale at fair values. The actual sale price reflected a bulk sale discount, which resulted in charge-offs of $88.6 million at the time of transfer. The sales completed in the fourth quarter of 2011 resulted in net proceeds to us of approximately $187.0 million. The results for the year ended December 31, 2011 include a provision for loan losses of $74.9 million and a fair value adjustment in other real estate expenses of $23.6 million in connection with the fourth quarter sales. The provision expense was calculated in accordance with our standard methodology and was based on the amount needed to replenish the allowance for loan losses back to the required level for the remaining loan portfolio.

As of September 30, 2011, the assets sold were loans with an aggregate fair value of $229.5 million and other real estate properties with an aggregate fair value of $67.3 million.

	Carrying Value	Fair Value	Net Sales Price
(Dollars in thousands)	9/30/2011 (1)	9/30/2011 (2)	12/14/2011
Loans collectively evaluated for impairment	$ 93,850	$ 93,074	$ 58,246
Loans individually evaluated for impairment
with a specific reserve	78,396	64,731	44,850
no specific reserve	72,323	71,725	50,625
Other real estate	56,565	67,261	34,113
Total	$ 301,134	$ 296,792	$ 187,834

(1)  Carrying Value - loans were reported at the principal balance outstanding net of the unamortized deferred loan fees.  The carrying value of loans specifically evaluated for impairment of $78.4 million was prior to deducting specific reserves of $13.7 million.  Other real estate was carried at fair value less estimated costs to sell the asset.

(2)  Fair Value - fair value of loans was estimated by discounting the cash flows using risks inherent in the loan category and interest rates currently offered for loans with similar terms and credit risks or fair values of the underlying collateral if repayment was expected solely from collateral for each asset sold on a standalone basis in an orderly transaction.  The fair value of the other real estate was primarily based on the appraisal value of the underlying collateral.

Allowance for Loan Losses

We make provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level we determine is appropriate.  The amount of the allowance is based on careful, continuous review and evaluation of the loan portfolio and ongoing quarterly assessments of the probable losses inherent in the loan portfolio.  The allowance for loan losses is determined in accordance with regulatory guidelines and GAAP.  See “Allowance for Loan Losses” in “Note 1 Summary of Significant Accounting and Reporting Policies” in the Notes to the Consolidated Financial Statements for a description of our allowance for loan losses methodology.

Based upon this methodology, management established an allowance of $46.5 million, or 3.52% of total noncovered portfolio loans, at December 31, 2012, compared to an allowance of $44.2 million, or 2.62% of total noncovered portfolio loans, at December 31, 2011.  This represents an increase in the allowance of $2.3 million, or 5%.

Changes in the amount of the allowance resulted from the application of the methodology, which is designed to estimate inherent losses on total noncovered portfolio loans, including nonperforming loans.  At December 31, 2012, the allowance on the $35.1 million in noncovered nonaccrual loans was $7.7 million (22%), compared with an allowance on the $13.5 million in noncovered nonaccrual loans at December 31, 2011 of $0.9 million (7.0%), representing an increase in the allowance of $6.8 million.  At December 31, 2012, the allowance on the $40.6 million noncovered performing troubled debt restructured loans was $4.0 million, compared with an allowance on $32.3 million in noncovered performing troubled debt restructured loans of $0.1 million at December 31, 2011, representing an increase in the allowance of $3.9 million.

Excluding the impaired loans mentioned above, at December 31, 2012, the allowance for the remaining other noncovered loans was $34.8 million (2.7%), compared to $43.3 million (2.6%) at December 31, 2011, creating a decrease in the allowance of $8.5 million.  The decrease in the allowance related to these other noncovered loans mainly resulted from the decline in loans and portfolio loss trends.  This was partially offset by consideration of certain trends and qualitative factors.  These included management’s assessment of economic risk (particularly with respect to commercial and commercial real estate loans), portfolio loss trends, and asset quality trends, including levels of potential problem loans and loan concentrations in commercial real estate mortgage and construction loans, which together comprised approximately 74% of our noncovered portfolio loans at December 31, 2012.  Based on its analysis management believes the amount of the allowance is appropriate.

Covered loans were $25.7 million at December 31, 2012.  These loans are subject to protection under the loss sharing agreements with the FDIC and currently have an allowance for loan losses of $0.2 million based on analysis of expected future cash flows and collateral valuations.

At December 31, 2012, the allowance for loan losses was 121.10% of noncovered nonperforming loans, compared to 326.47% of noncovered nonperforming loans at December 31, 2011.  Noncovered nonaccrual loans, which comprise the majority of noncovered nonperforming loans, were $35.1 million as of December 31, 2012, an increase of $21.6 million, or 160%, from December 31, 2011.  Noncovered nonaccrual loans at December 31, 2012 were comprised of 37 relationships and were primarily concentrated in commercial real estate (52%) loans, commercial loans (36%), and real estate construction (10%) loans.  All noncovered nonaccrual loans are considered impaired and are carried at their estimated collectible amounts.  Covered nonperforming loans of $3.6 million at December 31, 2012 and $7.1 million at December 31, 2011 are subject to protection under the loss share agreements with the FDIC.

The following table presents a five-year history of the allocation of the allowance for loan losses along with the percentage of total noncovered loans in each category.

	At December 31,
(Dollars in thousands)	2012		2011		2010		2009		2008
Real estate mortgage:
Commercial	$27,069	64%	$21,609	60%	$32,508	55%	$26,670	47%	$13,200	44%
One-to-four family
residential	792	5	1,002	5	1,597	4	2,454	5	1,332	4
Real estate construction	5,271	10	10,919	13	19,605	20	22,241	25	12,795	26
Commercial	12,603	18	9,788	20	10,605	19	10,052	20	11,401	22
Installment and consumer:
Guaranteed student loans	-	-	-	-	-	-	-	1	-	2
Other	759	3	915	2	914	2	996	2	1,045	2
Total	$46,494	100%	$44,233	100%	$65,229	100%	$62,413	100%	$39,773	100%

The following table analyzes our noncovered allowance for loan losses for the periods indicated.

	For the Year Ended December 31,
(Dollars in thousands)	2012	2011		2010		2009		2008
Balance at beginning of period	$44,233	$65,229		$62,413		$39,773		$29,584

Loans charged-off:
Commercial real estate	2,158	71,066		4,571		3,622		1,379
One-to-four family residential	268	346		2,649		1,476		746
Real estate construction	-	62,070		20,910		7,464		2,209
Commercial	4,448	22,103		5,182		5,223		4,552
Other consumer	649	1,040		1,127		1,128		1,056
Total charge-offs	7,523	156,625		34,439		18,913		9,942

Recoveries:
Commercial real estate	58	411		204		438		8
One-to-four family residential	260	67		234		430		49
Real estate construction	1,972	1,521		610		344		2
Commercial	3,671	1,864		421		893		962
Other consumer	495	116		226		272		131
Total recoveries	6,456	3,979		1,695		2,377		1,152

Net loans charged-off	1,067	152,646		32,744		16,536		8,790
Provision for loan losses	3,328	131,650		35,560		39,176		18,979
Balance at end of period	$46,494	$44,233		$65,229		$62,413		$39,773

Portfolio loans:
Noncovered end of period balance	$1,321,346	$1,687,178		$2,331,293		$2,539,294		$2,494,506
Noncovered average balance	1,501,164	2,131,063		2,466,552		2,614,045		2,359,471
Ratio of allowance for loan losses to noncovered
portfolio loans at end of period	3.52%	2.62%	%	2.80%	%	2.46%	%	1.59%	%
Ratio of net charge-offs to noncovered average
portfolio loans during the period	0.07%	7.16%	%	1.33%	%	0.63%	%	0.37%	%

Short-term Borrowings

Our primary source of short-term borrowings is securities sold under agreements to repurchase.  During 2012, 2011, and 2010, no category of short-term borrowings had an average balance that exceeded 30% of ending shareholders’ equity.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of business, we make use of a number of different financial instruments to help meet the financial needs of our customers.  In accordance with GAAP, the full notional amounts of these transactions are not recorded in the accompanying consolidated financial statements and are referred to as off-balance sheet instruments.  These transactions and activities include commitments to extend lines of commercial and real estate mortgage credit and standby and commercial letters of credit and are discussed further in “Note 18 Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contractual Obligations” in the Notes to the Consolidated Financial Statements.

We have various contractual obligations that require future cash payment.  The following table presents, as of December 31, 2012, significant fixed and determinable contractual obligations to third parties by payment date.

	Payments due by period
	Less than	1-3	3-5	Over
(Dollars in thousands)	1 Year	Years	Years	5 Years	Total
Deposits without stated maturity: (1)
Noninterest bearing	$424,008	$-	$-	$-	$424,008
Interest bearing	573,122	-	-	-	573,122
Time deposits (2)	531,514	161,171	26,093	5	718,783
Other borrowings (2)	46,684	2,642	27,503	24,422	101,251
Subordinated debentures (2)	5,260	10,520	10,520	182,375	208,675
Operating leases	2,135	2,873	1,059	48	6,115
Total	$1,582,723	$177,206	$65,175	$206,850	$2,031,954

(1)  Excludes Interest.

(2)  Includes interest.  Interest on variable rate obligations is shown at rates in effect at December 31, 2012.  The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates.  Future changes in market interest rates could materially affect the contractual amounts to be paid.

At December 31, 2012, our contractual obligations are not reflected on the Consolidated Statements of Financial Condition.

For additional information regarding contractual obligations, please see “Quantitative and Qualitative Disclosures about Market Risk” on page 47 and in the Notes to the Consolidated Financial Statements in this report, “Note 5 Premises and Equipment”, “Note 8 Deposits”, “Note 9 Borrowed Funds” “Note 10 Subordinated Debentures”, and “Note 18 Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies”.

Capital Resources

At December 31, 2012, total shareholders’ equity was $246.1 million, compared to $301.6 million at December 31, 2011, a decrease of $55.5 million.  The decrease was primarily due to the $70 million repurchase of our Series B Preferred Securities, offset in part by income, net of preferred dividends, for the year.  Net unrealized gains on available for sale investment securities and derivative instruments (net of tax) decreased to $1.7 million at December 31, 2012, from $2.1 million at December 31, 2011.

At December 31, 2011, total shareholders’ equity was $301.6 million, compared to $372.2 million at December 31, 2010, a decrease of $70.6 million.  The decrease was primarily the result of a loss of $68.3 million and preferred dividends declared totaling $3.5 million.  Net unrealized gains on available for sale investment securities and derivative instruments (net of tax) increased to $2.1 million at December 31, 2011, from $1.0 million at December 31, 2010.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board.  The guidelines are commonly known as Risk-Based Capital Guidelines.  On December 31, 2012, we exceeded all applicable capital requirements, having a total risk-based capital ratio of 21.56%, a Tier 1 risk-based capital ratio of 20.28%, and a Tier 1 leverage ratio of 15.01%.  Banking subsidiaries are also required to maintain capital ratios in accordance with guidelines adopted by their primary regulators.  The general regulatory minimums to be well-capitalized are a total capital to risk weighted assets ratio of 10.00%, a Tier I risk-based capital ratio of 6.00%, and a Tier 1 leverage ratio of 5.00%.  As of December 31, 2012, we, Stillwater National, and Bank of Kansas each met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules promulgated under the Federal

Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of us, Stillwater National, or Bank of Kansas by Federal bank regulators.  See “Certain Regulatory Matters” below.

Certain Regulatory Matters

Effective May 17, 2012, Stillwater National is no longer subject to the written formal agreement (the “Agreement”) that was entered into on January 27, 2010 with the OCC.  The Agreement primarily related to levels of commercial real estate lending and problem assets, and included a requirement for Stillwater National to submit written plans to the OCC and to take required actions related to improving credit risk management.

Further, Stillwater National is no longer subject to the informal Individual Minimum Capital Agreement also entered into on January 27, 2010, which required Stillwater National to maintain a ratio of total capital to risk weighted assets of at least 12.5% and a Tier 1 leverage ratio of at least 8.5%.  At December 31, 2012, Stillwater National had a total risk based capital ratio of 19.55% and a leverage ratio of 13.14%, and remained well capitalized for regulatory purposes.  The general regulatory minimums to be well-capitalized are a total risk based capital ratio of 10.00%, a Tier 1 risk based capital ratio of 6.00%, and a leverage ratio of 5.00%.

Like all national banks, Stillwater National remains subject to legal and regulatory limitations on the amount of dividends that it may pay without prior approval of the OCC.  Under these regulations, the total amount of dividends that may be paid in any calendar year by Stillwater National to us without OCC approval is limited to the current year’s net profits, combined with the retained profits of the preceding two years.  Losses experienced in 2011, primarily attributable to the fourth quarter sale of approximately $300.3 million in loans and other real estate, affect Stillwater National’s ability to pay dividends without prior OCC approval.  In July 2012, with the consent of the Federal Reserve we terminated the supervisory resolution that was adopted at the request of the Federal Reserve in July 2009.  This resolution included providing prior notice to the Federal Reserve of planned dividends to security holders and planned receipts of dividends from our banking subsidiaries.

Liquidity

Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets, such as available for sale investments, in order to meet current and future cash flow needs as they become due.  Additional sources of liquidity, including cash flow from the repayment of loans and maturities of investment securities, are also considered in determining whether liquidity is satisfactory.  Other sources of liquidity can be provided by FHLB/FRB, and correspondent lines of credit.  Liquidity is also achieved through growth of deposits and liquid assets and accessibility to the capital and money markets.  These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans, purchase securities, and operate the organization.

The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2012:

(Dollars in thousands)	Amount
Three months or less (1)	$21,308
Over three through six months (1)	7,492
Over six through 12 months (1)	91,227
Over 12 months	231,246
Total	$351,273

(1) The amount of certificates of deposits of $100,000 and more that matures within 12 months is $120.0 million.

The following table illustrates, during the years presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of Southwest’s average total assets for the period indicated.  Average assets totaled $2.2 billion in 2012, compared to $2.7 billion in 2011 and $3.0 billion in 2010.

	Percentage of Total Average Assets
	2012	2011
Sources of Funds:
Deposits:
Noninterest-bearing demand	17.65%	14.01%
Interest-bearing demand and money market accounts	22.12	21.97
Time and savings deposits	39.16	42.56
Other borrowings	2.76	3.14
Subordinated debentures	3.65	3.04
Other liabilities	2.02	1.26
Equity capital	12.64	14.02
Total	100.00%	100.00%

Uses of Funds:
Loans	69.85%	82.12%
Investment securities	15.60	9.79
Other interest-earning assets	8.36	3.59
Noninterest-earning assets	6.19	4.50
Total	100.00%	100.00%

Sources and uses of cash are presented in the Consolidated Statements of Cash Flows on page 54 of this report.  Total cash and cash equivalents increased by $58.2 million to $288.1 million in 2012 from $229.9 million at year-end 2011.  This increase was the net result of cash provided by investing activities of $285.3 million, primarily from principal repayments, net of loan originated, and proceeds from sales of loans, and cash provided by operating activities of $45.1 million, offset by cash used in financing activities of $272.3 million, primarily from decreased deposits and other borrowings.

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

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

Our income is largely dependent on our net interest income.  We seek to maximize our net interest margin within an acceptable level of interest rate risk.  Interest rate risk can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates.  Interest rate risk, or sensitivity, arises when the maturity or repricing characteristics of assets differ significantly from the maturity or repricing characteristics of liabilities.  Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds such as noninterest-bearing deposits and shareholders’ equity.

We attempt to manage interest rate risk while enhancing net interest margin by adjusting our asset/liability position.  At times, depending on the level of general interest rates, the relationship between long-term and other interest rates, market conditions, and competitive factors, we may increase our interest rate risk position in order to increase its net interest margin.  We monitor interest rate risk and adjust the composition of our rate-sensitive assets and liabilities in order to limit our exposure to changes in interest rates on net interest income over time.  Our asset/liability committee reviews our interest rate risk position and profitability and recommends adjustments.  Our asset/liability committee also reviews the securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions.  Notwithstanding our interest rate risk management activities, the actual magnitude, direction, and relationship of future interest rates are uncertain and can have adverse effects on net income and liquidity.

Interest rate sensitivity analysis measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods.

The following table shows our interest rate sensitivity gaps for selected maturity or repricing periods at December 31, 2012:

	0 to 3	4 to 12	Over 1 to	Over
(Dollars in thousands)	Months	Months	5 Years	5 Years	Total
Rate-sensitive assets:
Total loans	$243,507	$266,118	$656,717	$212,393	$1,378,735
Investment securities	2,686	758	26,828	346,840	377,112
Other investments at costs	8,531	-	-	-	8,531
Due from banks	243,034	-	-	-	243,034
Total	497,758	266,876	683,545	559,233	2,007,412

Rate-sensitive liabilities:
Money market deposit accounts	423,417	-	-	-	423,417
Time deposits	210,442	319,452	182,549	5	712,448
Savings accounts	37,693	-	-	-	37,693
Interest-bearing demand	112,012	-	-	-	112,012
Other borrowings	45,362	-	25,000	-	70,362
Subordinated debentures	-	-	-	81,963	81,963
Total	828,926	319,452	207,549	81,968	1,437,895

Interest sensitivity gap	$(331,168)	$(52,576)	$475,996	$477,265	$569,517

Cumulative interest sensitivity gap	$(331,168)	$(383,744)	$92,252	$569,517	$569,517
Percentage of rate-sensitive assets
to rate-sensitive liabilities	60.05%	83.54%	329.34%	682.26%	139.61%
Percentage of cumulative gap to
total assets	(15.60)%	(18.08)%	4.35%	26.84%	26.84%

The percentage of rate-sensitive assets to rate-sensitive liabilities presents a static position as of a single day, is not necessarily indicative of our position at any other point in time, and does not take into account the sensitivity of yields and costs of specific assets and liabilities to changes in market rates.  The foregoing analysis assumes that our mortgage-backed securities mature during the period in which they are estimated to be prepaid.  No other prepayment or repricing assumptions have been applied to our interest-earning assets for this analysis.

A principal objective of our asset/liability management effort is to balance the various factors that generate interest rate risk, thereby maintaining our interest rate sensitivity within acceptable risk levels.  To measure our interest rate sensitivity position, we utilize a simulation model that facilitates the forecasting of net interest income over the next twelve month period under a variety of interest rate and growth scenarios.

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

The balance sheet is subject to quarterly testing for six alternative interest rate shock possibilities to indicate the inherent interest rate risk.  Average interest rates are shocked by +/- 100, 200, and 300 basis points (“bp”), although we may elect not to use particular scenarios that we determine are impractical in a current rate environment.  It is management’s goal to structure the balance sheet so that net interest earnings at risk over a twelve-month period and the economic value of equity at risk do not exceed policy guidelines at various interest rate shock levels.

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.  These measures are typically based upon a relatively brief period, usually one year.  They do not necessarily indicate the long-term prospects or economic value of the institution.

Estimated Change in Net Interest Income

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp

December 31, 2012	0.55%	(2.10)%	(3.64)%
December 31, 2011	4.84%	0.18%	(2.14)%

The current overnight rate as established by the Federal Open Market Committee is in the 0% to 0.25% range.  We believe that all down rate scenarios are impractical since they would result in an overnight rate of less than 0%. As a result, the down 100 bp, down 200 bp and down 300 bp scenarios have been excluded.  Net interest income at risk as of December 31, 2012 experienced a decline in each of the three rising interest rate scenarios when compared to the December 31, 2011 risk position. Our greatest exposure to changes in interest rate is in the +200 bp scenario with a decline in net interest income of (2.10)% on December 31, 2012, a 2.28% reduction from the December 31, 2011 level of 0.18%. The subsidiary banks are in compliance with all policy limits established for net interest income at risk. The decline in net interest income for 2012 and 2011 was due to the decrease in interest earning assets, primarily loans, and the continued repricing of existing loans and deposits as interest rates remained at historical lows.

The measures of equity value at risk indicate our ongoing economic value by considering the effects of changes in interest rates on all of our cash flows, and discounting the cash flows to estimate the present value of assets and liabilities. The difference between these discounted values of the assets and liabilities is the economic value of equity, which, in theory, approximates the fair value of our net assets.

Estimated Change in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

December 31, 2012	(8.12)%	(6.00)%	(3.64)%
December 31, 2011	9.96%	7.33%	3.75%

As of December 31, 2012 the economic value of equity measure declined in each of the three rising interest rate scenarios when compared to the December 31, 2011 percentages. Southwest’s largest economic value of equity exposure is the +300 bp scenario. The +300 bp scenario was (8.12)% on December 31, 2012, an 18.08% reduction over the December 31, 2011 value of 9.96%. Our subsidiary banks are in compliance with all policy limits established for the economic value of equity.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

The Board of Directors and Shareholders of Southwest Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Southwest Bancorp, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of Southwest Bancorp, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Bancorp, Inc., as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the 2010 and 2011 financial statements have been restated to correct an error related to the Company’s goodwill impairment analysis.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2013, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP Tulsa, Oklahoma March 6, 2013

SOUTHWEST BANCORP, INC.

Consolidated Statements of Financial Condition

	At December 31,
		As Restated
(Dollars in thousands)	2012	2011
Assets:
Cash and due from banks	$45,045	$30,247
Interest-bearing deposits	243,034	199,642
Cash and cash equivalents	288,079	229,889
Securities held to maturity (fair values of $13,659 and $15,885, respectively)	12,797	15,252
Securities available for sale (amortized cost of $358,317 and $253,869, respectively)	364,315	260,100
Loans held for sale	31,682	38,695
Noncovered loans receivable	1,321,346	1,687,178
Less: Allowance for loan losses	(46,494)	(44,233)
Net noncovered loans receivable	1,274,852	1,642,945
Covered loans receivable (includes loss share: $6,714 and $10,073, respectively)	25,707	37,615
Less: Allowance for loan losses	(224)	(451)
Net covered loans receivable	25,483	37,164
Net loans receivable	1,300,335	1,680,109
Accrued interest receivable	6,365	7,176
Income tax receivable	24,525	28,666
Premises and equipment, net	21,691	22,700
Noncovered other real estate	11,315	19,844
Covered other real estate	3,643	4,529
Goodwill	1,214	1,214
Other intangible assets, net	4,864	4,857
Other assets	51,430	64,245
Total assets	$2,122,255	$2,377,276

Liabilities:
Deposits:
Noninterest-bearing demand	$424,008	$400,985
Interest-bearing demand	112,012	105,905
Money market accounts	423,417	423,181
Savings accounts	37,693	33,406
Time deposits of $100,000 or more	351,273	487,907
Other time deposits	361,175	469,998
Total deposits	1,709,578	1,921,382
Accrued interest payable	1,116	3,689
Other liabilities	13,180	12,174
Other borrowings	70,362	56,479
Subordinated debentures	81,963	81,963
Total liabilities	1,876,199	2,075,687
Shareholders' equity:
Serial preferred stock - $1,000 par value; 2,000,000 shares authorized;
0, 70,000, shares issued and outstanding, respectively	-	68,455
Common stock - $1 par value; 40,000,000 shares authorized;
19,529,705, 19,444,213, shares issued and outstanding, respectively	19,530	19,444
Paid in capital	99,705	98,932
Retained earnings	125,093	112,647
Accumulated other comprehensive income	1,728	2,111
Total shareholders' equity	246,056	301,589
Total liabilities and shareholders' equity	$2,122,255	$2,377,276

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Consolidated Statements of Operations

	For the year ended December 31,
			As Restated
(Dollars in thousands, except earnings per share data)	2012	2011	2010
Interest income:
Interest and fees on loans	$84,602	$113,223	$133,918
Investment securities:
U.S. Government and agency obligations	1,714	1,500	2,006
Mortgage-backed securities	4,718	5,046	5,630
State and political subdivisions	1,060	411	285
Other securities	322	16	227
Other interest-earning assets	755	549	741
Total interest income	93,171	120,745	142,807

Interest expense:
Interest-bearing demand	219	382	468
Money market accounts	1,077	2,154	3,911
Savings accounts	53	49	64
Time deposits of $100,000 or more	4,302	7,617	13,372
Other time deposits	4,052	6,591	10,452
Other borrowings	895	1,799	2,079
Subordinated debentures	6,010	5,821	5,130
Total interest expense	16,608	24,413	35,476

Net interest income	76,563	96,332	107,331

Provision for loan losses	3,107	132,101	35,560
Net interest income (loss) after provision for loan losses	73,456	(35,769)	71,771

Noninterest income:
Service charges and fees	11,559	12,075	12,404
Other noninterest income	407	285	763
Gain on sales of loans, net	3,133	1,658	2,736
Gain on sale/call of investment securities, net	837	-	2,661
Total noninterest income	15,936	14,018	18,564

Noninterest expense:
Salaries and employee benefits	29,919	29,880	29,916
Occupancy	10,581	10,815	11,171
FDIC and other insurance	2,531	3,862	5,788
Other real estate, net	6,565	30,852	2,218
General and administrative	13,726	14,792	14,540
Goodwill impairment	-	-	5,597
Total noninterest expense	63,322	90,201	69,230
Income (loss) before taxes	26,070	(111,952)	21,105
Taxes on income	9,883	(43,657)	9,738
Net income (loss)	$16,187	$(68,295)	$11,367
Net income (loss) available to common shareholders	$12,446	$(72,548)	$7,180

Basic earnings per common share	$0.64	$(3.73)	$0.40
Diluted earnings per common share	0.64	(3.73)	0.40
Common dividends declared per share	-	-	-

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Consolidated Statements of Comprehensive Income

	For the year ended December 31,
			As Restated
(Dollars in thousands)	2012	2011	2010

Net income (loss)	$16,187	$(68,295)	$11,367

Other comprehensive income:
Unrealized gain (loss) on available for sale securities	(133)	4,659	2,729
Reclassification adjustment for net gains arising during the period	(100)	-	(2,661)
Change in fair value of derivative used for cash flow hedge	(361)	(2,834)	-
Other comprehensive income (loss), before tax	(594)	1,825	68
Tax (expense) benefit related to items of other comprehensive
income (loss)	211	(693)	(34)
Other comprehensive income (loss), net of tax	(383)	1,132	34
Comprehensive income (loss)	$15,804	$(67,163)	$11,401

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Consolidated Statements of Cash Flows

	For the year ended December 31,
			As Restated
(Dollars in thousands)	2012	2011	2010
Operating activities:
Net income (loss)	$16,187	$(68,295)	$11,367
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	3,107	132,101	35,560
Adjustments to other real estate	5,089	-	-
Deferred tax expense (benefit)	8,939	(20,463)	(2,808)
Depreciation and amortization	2,460	2,581	2,853
Securities premium amortization, net of discount accretion	3,308	2,197	2,018
Amortization of intangibles	1,609	1,374	1,502
Goodwill impairment	-	-	5,597
Stock based compensation expense	115	333	378
Net gain on sales/calls of investment securities	(837)	-	(2,661)
Net gain on sales of available for sale loans	(3,133)	(1,658)	(2,736)
Net (gain) loss on sales of premises/equipment	(2)	(20)	132
Net (gain) loss on sales of other real estate	(301)	23,357	41
Proceeds from sales of held for sale loans	150,621	83,123	162,524
Held for sale loans originated	(148,479)	(81,903)	(126,456)
Net changes in assets and liabilities:
Accrued interest receivable	811	1,414	2,216
Other assets	1,847	3,777	10,179
Income tax receivable / payable	4,074	(31,762)	(1,568)
Excess tax expense from share-based payment arrangements	67	218	(40)
Accrued interest payable	(2,573)	2,112	(1,614)
Other liabilities	2,225	(1,790)	(2,186)
Net cash provided by operating activities	45,134	46,696	94,298
Investing activities:
Proceeds from sales of available for sale securities	6,588	-	57,782
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	2,375	2,470	2,825
Available for sale securities	88,109	68,709	66,656
Proceeds from sales of other investments	1,865	-	9,777
Redemptions (purchases) of other investments	179	(50)	(1,116)
Purchases of held to maturity securities	-	(5,894)	(6,498)
Purchases of available for sale securities	(202,273)	(75,650)	(138,205)
Principal repayments, net of loans originated	382,669	288,795	146,187
Proceeds from sales of loans, net	-	153,713	-
Purchases of premises and equipment	(1,619)	(1,686)	(1,037)
Proceeds from sales of premises and equipment	170	239	866
Proceeds from sales of other real estate	7,261	56,425	15,032
Net cash provided by investing activities	285,324	487,071	152,269
Financing activities:
Net decrease in deposits	(211,804)	(331,346)	(340,002)
Net increase (decrease) in other borrowings	13,883	(38,123)	(8,420)
Net proceeds from issuance of common stock	127	64	54,315
Redemptions of preferred stock	(70,000)	-	-
Excess tax expense from share-based payment arrangements	(67)	(218)	40
Preferred stock dividends paid	(4,407)	(1,751)	(3,500)
Common stock dividends paid	-	-	(351)
Net cash used in financing activities	(272,268)	(371,374)	(297,918)
Net increase (decrease) in cash and cash equivalents	58,190	162,393	(51,351)
Cash and cash equivalents:
Beginning of period	229,889	67,496	118,847
End of period	$288,079	$229,889	$67,496
The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

						Accumulated	Total
				Additional		Other	Share-
(Dollars in thousands,	Preferred	Common Stock		Paid-in	Retained	Comprehensive	holders'
except per share data)	Stock	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2009	$67,037	14,750,713	$14,751	$49,029	$178,016	$945	$309,778
Dividends (paid and/or accrued):
Preferred	-	-	-	-	(3,500)	-	(3,500)
Warrant amortization	687	-	-	-	(687)	-	-
Common stock issued	-	4,626,281	4,626	49,599	-	-	54,225
Net common stock issued under employee
plans and related tax expense	-	44,906	45	266	-	-	311
Other comprehensive income,
net of tax	-	-	-	-	-	34	34
Net income (As Restated)	-	-	-	-	11,367	-	11,367
Balance, December 31, 2010 (As Restated)	$67,724	19,421,900	$19,422	$98,894	$185,196	$979	$372,215
Dividends (paid and/or accrued):
Preferred	-	-	-	-	(3,523)	-	(3,523)
Warrant amortization	731	-	-	-	(731)	-	-
Common stock issued	-	16,100	16	214	-	-	230
Net common stock issued under employee
plans and related tax expense	-	6,213	6	(176)	-	-	(170)
Other comprehensive income,
net of tax	-	-	-	-	-	1,132	1,132
Net loss	-	-	-	-	(68,295)	-	(68,295)
Balance, December 31, 2011 (As Restated)	$68,455	19,444,213	$19,444	$98,932	$112,647	$2,111	$301,589
Dividends (paid and/or accrued):
Preferred	-	-	-	-	(2,196)	-	(2,196)
Redemption of preferred stock /
warrant amortization	(68,455)	-	-	-	(1,545)	-	(70,000)
Common stock issued	-	80,500	81	799	-	-	880
Net common stock issued under employee
plans and related tax expense	-	4,992	5	(26)	-	-	(21)
Other comprehensive loss,
net of tax	-	-	-	-	-	(383)	(383)
Net income	-	-	-	-	16,187	-	16,187
Balance, December 31, 2012	$-	19,529,705	$19,530	$99,705	$125,093	$1,728	$246,056

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 (As Restated) and 2010 (As Restated)

Note 1:  Summary of Significant Accounting and Reporting Policies

Organization and Nature of Operations – Southwest Bancorp Inc. (“we”, “our”, “us”, or “Southwest”), incorporated in 1981, is a bank holding company headquartered in Stillwater, Oklahoma engaged primarily in commercial and consumer banking services in the states of Oklahoma, Texas, and Kansas.  The accompanying consolidated financial statements include the accounts of Stillwater National Bank and Trust Company (“Stillwater National”), a national bank established in 1894, Bank of Kansas, a state-chartered commercial bank established in 1907, SNB Capital Corporation, a lending and loan workout subsidiary established in 2009, and consolidated subsidiaries of Stillwater National, including SNB Real Estate Holdings, Inc.  Stillwater National, Bank of Kansas, and SNB Capital Corporation are wholly owned, direct subsidiaries of us.  Healthcare Strategic Support, Inc., a healthcare consulting company, was sold on February 28, 2010, and a management consulting subsidiary, Business Consulting Group, Inc., became inactive during the first quarter of 2010.  All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation – The accounting and reporting policies conform to accounting principles generally accepted in the United States and to generally accepted practices within the banking industry.  The Consolidated Financial Statements include the accounts of Southwest and all other entities in which we have a controlling financial interest.  All significant intercompany accounts and transactions have been eliminated in consolidation.

We have evaluated subsequent events for potential recognition and disclosure through the issue date of the Consolidated Financial Statements included in this Annual Report on Form 10-K.  See further discussion of subsequent events at “Note 21 – Subsequent Events”.

Management Estimates – In preparing our financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates shown on the consolidated statements of financial condition and revenues and expenses during the periods reported.  Actual results could differ significantly from those estimates.  Changes in economic conditions could affect the determination of material estimates such as the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, income taxes, and the fair value of financial instruments.

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from depository institutions, and federal funds sold.  Interest-bearing balances held at depository institutions were $243.0 million at December 31, 2012 and $199.6 million at December 31, 2011.  Federal funds sold are sold for one-to-four day periods.

Cash paid for interest totaled $19.2 million in 2012, $26.5 million in 2011, and $37.1 million in 2010.  Cash paid for income taxes totaled $1.0 million in 2012, $5.9 million in 2011, and $15.2 million in 2010.  Noncash transactions included transfer of loans to other real estate totaling $2.6 million in 2012, $62.3 million in 2011, and $33.9 million in 2010.

Stillwater National and Bank of Kansas are required by the Federal Reserve Bank (“FRB”) to maintain average reserve balances.  Cash and cash equivalents in the Consolidated Statements of Financial Condition include restricted amounts of $3.0 million and $2.3 million at December 31, 2012 and December 31, 2011, respectively.

Investment Securities – Investments in debt and equity securities are identified as held to maturity or available for sale based on management considerations of asset/liability strategy, changes in interest rates and prepayment risk, the need to increase liquidity, and other factors, including management’s intent and ability to hold securities to maturity.  We have the ability and intent to hold to maturity our investment securities classified as held to maturity.  We had no investments held for trading purposes for any period presented.  Under certain circumstances (including the deterioration of the issuer’s creditworthiness, a change in tax law, or statutory or regulatory requirements), we may change the investment security classification.  The classifications we utilize determine the related accounting treatment for each category of investments.  Available for sale securities are accounted for at fair value with unrealized gains or losses, net of taxes, excluded from operations and reported as accumulated other comprehensive income or loss.  Held to maturity securities are accounted for at amortized cost.    Securities with limited marketability, such as Federal Reserve Bank stock, Federal Home Loan Bank stock, and certain other investments, are carried at cost and included in other assets.

All investment securities are adjusted for amortization of premiums and accretion of discounts.  Amortization of premiums and accretion of discounts are recorded to operations over the contractual maturity or estimated life of the individual investment on the level yield method.  Gain or loss on sale of investments is based upon the specific identification method.  Income earned on our investments in state and political subdivisions generally is not subject to ordinary Federal income tax.

In accordance with authoritative accounting guidance under ASC 320, Debt and Equity Securities, declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  Under this guidance, we evaluate investment securities for other-than-temporary impairment on at least a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation.

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

Loans – Interest on loans is accrued and credited to operations based upon the principal amount outstanding.  Loan origination fees and certain costs of originated loans are amortized as an adjustment to the yield over the term of the loan.  Net unamortized deferred loan fees were $0.1 million at both December 31, 2012 and 2011.  Loans are reported at the principal balance outstanding net of the unamortized deferred loan fees.

In general, our policy for nonaccrual loans requires that accrued interest income on nonaccrual loans is written off after the loan is 90 days past due, and that subsequent interest income is recorded when cash receipts are received from the borrower.  We identify past due loans based on contractual terms on a loan by loan basis.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The allowance for loan losses related to loans that are evaluated for impairment is based either on the discounted cash flows using the loan’s initial effective interest rate or on the fair value of the collateral for certain collateral dependent loans.  Smaller balance, homogeneous loans, including mortgage, student, and consumer, are collectively evaluated for impairment.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

We originate real estate mortgage loans for either portfolio investment or sale in the secondary market.  During the period of origination, real estate mortgage loans are designated as held either for investment purposes or sale.  Mortgage loans held for sale are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan.  We provide United States Department of Agriculture ("USDA”) government guaranteed commercial real estate lending services to rural healthcare providers.  The loans are available for sale in the secondary market.

Loans Acquired through Transfer – The accounting guidance of ASC 310.30, Loan and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans acquired through the completion of a transfer, including loans acquired in a business combination that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that we will be unable to collect all contractually required payment receivables.  In accordance with this guidance, these loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance.  The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield”, is recognized as interest income over the life of the loan on a method that approximates the level-yield method.  Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference”, are not recognized as a yield adjustment, a loss accrual, or a valuation allowance.  Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life.  Decreases in expected cash flows are recognized as impairments.  Valuation allowances on these impaired loans reflect only losses incurred after the acquisition.

Loss Share Receivable – Bank of Kansas and the Federal Deposit Insurance Corporation (“FDIC”) entered into loss sharing agreements that provide Bank of Kansas with significant protection against credit losses from loans and related assets acquired in the FNBA FDIC-assisted transaction.  Under these agreements, the FDIC will reimburse Bank of Kansas 80% of net losses up to $35.0 million on covered assets, primarily acquired loans and other real estate, and 95% of any net losses above $35.0 million.  Bank of Kansas services the covered assets.  The loss sharing agreements have terms of ten years for one-to-four family residential loans and eight years for all other loan types.  The expected payments from the FDIC under the loss sharing agreements are recorded as part of the covered loans in our Consolidated Statements of Financial Condition.  Assets subject to these agreements are referred to as “covered”.

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

The general component of the allowance is calculated based on ASC 450, Contingencies.  Loans not evaluated for specific allowance are segmented into loan pools by type of loan.  The commercial real estate and real estate construction pools are further segmented by the market in which the loan collateral is located.  Our primary markets are Oklahoma, Texas, and Kansas, and loans secured by real estate in those states are included in the “in-market” pool, with the remaining defaulting to the “out-of-market” pool.  Estimated allowances are based on historical loss trends with adjustments factored in based on qualitative risk factors both internal and external to us.  The historical loss trend is determined by loan pool and segmentation and is based on the actual loss history experienced by us over the most recent three years.  The qualitative risk factors include, but are not limited to, economic and business conditions, changes in lending staff, lending policies and procedures, quality of loan review, changes in the nature and volume of the portfolios, loss and recovery trends, asset quality trends, and legal and regulatory considerations.

Independent appraisals on real estate collateral securing loans are obtained at origination.  New appraisals are obtained periodically and upon discovery of factors that may significantly affect the value of the collateral.  Appraisals usually are received within 30 days of request.  Results of appraisals on nonperforming and potential problem loans are reviewed promptly upon receipt and also are reviewed monthly and considered in the determination of the allowance for loan losses.  We are not aware of any significant time lapses in the process that have resulted, or would result in, a significant delay in determination of a credit weakness, the identification of a loan as nonperforming, or the measurement of an impairment.

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

Liability for Credit Losses on Unfunded Loan Commitments – Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

The reserve for unfunded loan commitments is a liability on our Consolidated Statement of Financial Condition in other liabilities.  The reserve is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.  At December 31, 2012 and 2011 the balance was $2.9 million and $2.2 million, respectively.

Premises and Equipment – Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are recorded on a straight-line basis over the estimated useful life of each asset.  Useful lives range from 10 years to 40 years for buildings and improvements, and 3 years to 10 years for furniture, fixtures, and equipment.  We review the carrying value of long-lived assets used in operations when changes in events or circumstances indicate that the assets might have become impaired.  This review initially includes a comparison of carrying value to the undiscounted cash flows estimated to be generated by those assets.  If this review indicates that an asset is impaired, we record a charge to operations to reduce the asset’s carrying value to fair value, which is based on estimated discounted cash flows.  Long-lived assets that are held for disposal are valued at the lower of the carrying amount or fair value less costs to sell.

Other Real Estate – Assets acquired through or instead of loan foreclosure are considered other real estate.  Other real estate is initially recorded at the lesser of the carrying value or fair value less the estimated costs to sell the asset.  Write-downs of carrying value required at the time of foreclosure are recorded as a charge to the allowance for loan losses.  Costs related to the development of such real estate are capitalized, and costs related to holding the property are expensed.  Foreclosed property is subject to periodic revaluation based upon estimates of fair value.  In determining the valuation of other real estate, management obtains independent appraisals for significant properties.  Valuation adjustments are provided, as necessary, by charges to operations.  Profits and losses from operations or sales of foreclosed property are recognized as incurred.  At December 31, 2012 and 2011, the balances of noncovered other real estate were $11.3 million and $19.8 million, respectively.

Other real estate covered under the loss sharing agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC.  Fair value adjustments on covered other real estate result in a reduction of the covered other real estate carrying amount and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss charged against earnings.  At December 31, 2012 and December 31, 2011, the balances of covered other real estate were $3.6 million and $4.5 million, respectively.

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

When real estate mortgage loans and other loans are sold with servicing retained, an intangible servicing right is initially capitalized based on estimated fair value at the point of origination with the income statement effect recorded in gains on sales of loans.  The servicing rights are amortized on an individual loan by loan basis over the period of estimated net servicing income.  Impairment of loan servicing rights is assessed based on the fair value of those rights.  We review the carrying value of loan servicing rights quarterly for impairment.  At least annually, we obtain estimates of fair value from outside sources to corroborate the results of the valuation model.  At December 31, 2012 and 2011, the fair values of loan servicing rights were $2.3 million and $1.8 million, respectively.

Fair Value Measurements – ASC 820, Fair Value Measurements and Disclosure, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  In general, fair values of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.

Derivative Financial Instruments – Our hedging policy permits the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities.  All derivatives are recorded at fair value on our balance sheet.

To qualify for hedge accounting, derivatives must be highly effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract.  We consider a hedge to be highly effective if the change in fair value of the derivative hedging instrument is within 80% to 125% of the opposite change in the fair value of the hedged item attributable to the hedged risk.  If derivative instruments are designated as hedges of fair values, and such hedges are highly effective, both the change in the fair value of the hedge and the hedged item are included in current earnings.  Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and are reclassified to earnings when the hedged transaction is reflected in earnings.  Ineffective portions of hedges are reflected in earnings as they occur. Actual cash receipts and/or payments and related accruals on derivatives related to hedges are recorded as adjustments to the interest income or interest expense associated with the hedged item.  During the life of the hedge, we will formally assess whether derivatives designated as hedging instruments continue to be highly effective in offsetting changes in the fair value or cash flows of hedged items.  If it is determined that a hedge has ceased to be highly effective, we will discontinue hedge accounting prospectively.  At such time, previous adjustments to the carrying value of the hedged item are reversed into current earnings and the derivative instrument is reclassified to a trading position recorded at fair value.

Loan Servicing Income – We earn fees for servicing real estate mortgages and other loans owned by others.  These fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as income when earned.

Taxes on Income – We file consolidated income tax returns with our subsidiaries.  Income tax expense is the total of the current year income tax due or refundable, adjusted for permanent differences between items reported in the financial statements and those reported for tax purposes and the change in deferred tax assets and liabilities.  Under the liability method, deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the financial statement carrying amounts and the income tax bases of assets and liabilities, computed using enacted tax rates.

A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized.  Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years.  Management reviewed all evidence and concluded that a valuation allowance was not needed.

Earnings per Common Share –  ASC 260,  Earnings Per Share, provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  We have determined that our unvested restricted stock awards are participating securities.  Accordingly, earnings per common share is computed using the two-class method prescribed by ASC 260.  Using this method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which exclude the outstanding unvested restricted stock.  Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method.  Stock options and warrants, where the exercise price was greater than the average market price of common shares, were not included in the computation of earnings per diluted share as they would have been antidilutive.  For the years ended December 31, 2012, 2011, and 2010, we had 5,000, 73,814, and 213,355 in antidilutive options to purchase common shares, respectively.  An antidilutive warrant to purchase 703,753 shares of common stock was also outstanding for the years ended December 31, 2012, 2011, and 2010.

A reconciliation of the weighted-average common shares used in the calculations of basic and diluted earnings per common share for the reported periods is provided at “Note 14 Earnings per Common Share”.

Share-Based Compensation – The Southwest Bancorp, Inc. 1999 Stock Option Plan (the “1999 Plan”), and the 2008 Stock Based Award Plan (the “2008 Stock Plan”), collectively the “Stock Plans”, provide selected key employees with the opportunity to acquire common stock through stock options or restricted stock awards.  Compensation cost is recognized based on the fair value of these awards at the date of grant.  The exercise price of all options granted under the Stock Plans is the fair market value on the grant date, while the market price of our common stock at the date of grant is used for restricted stock awards.  Compensation cost is recognized over the required service period, generally defined as the vesting period.  Depending upon terms of the stock option agreements, stock options generally become exercisable on an annual basis and expire from five to ten years after the date of grant.

The 2008 Stock Plan replaced the 1999 Plan, as amended.  Options issued under the 1999 Plan will continue in effect and will be subject to the requirements of that plan, but no new options will be granted under the plan.  The 2008 Stock Plan authorized awards for up to 800,000 shares of our common stock over its ten-year term.

Comprehensive Income – Our comprehensive income (net income plus all other changes in shareholders’ equity from non-equity sources) consists of our net income, the after tax effect of changes in the net unrealized gains (losses) in our available for sale securities, and changes in the accumulated gain (loss) on the effective cash flow hedging instrument.

Note 2:  Restatement

During the fourth quarter of 2012, we identified a miscalculation in the valuation analysis related to the hypothetical purchase price allocation as required for step two of our annual goodwill impairment analysis of our Kansas market segment (reporting unit).   The correction of the miscalculation resulted in the identification of a noncash impairment charge of $5.6 million of goodwill at December 31, 2010, which had not been previously reported.

The impact of the impairment reduced net income for 2010 by $5.6 million, from $17.0 million to $11.4 million.  Total assets and shareholders' equity at December 31, 2010 were reduced by $5.6 million to $2.8 billion and $372.2 million, respectively.  The impairment did not impact net income for 2011 or 2012, or earnings going forward, nor did it impact net cash flows or the calculation of tangible or regulatory capital throughout the period the miscalculation existed.  Furthermore, a permanent tax difference was recognized as there is no current or future tax benefits associated with goodwill generated through a stock purchase.  Accordingly, we restated the following annual (audited) and quarterly (unaudited) financial information for the indicated periods:

(Dollars in thousands, except earnings per share data)	Previously Reported	Adjustments	As Restated

Annual financial information

As of December 31, 2010
Total noninterest expense	$63,633	$5,597	$69,230
Net income	16,964	(5,597)	11,367
Comprehensive income	16,998	(5,597)	11,401
Total assets	2,820,541	(5,597)	2,814,944
Shareholders' equity	377,812	(5,597)	372,215
Basic earnings per common share	0.71	(0.31)	0.40
Diluted earnings per common share	$0.71	$(0.31)	$0.40

As of December 31, 2011
Total assets	$2,382,873	$(5,597)	$2,377,276
Shareholders' equity	$307,186	$(5,597)	$301,589

Quarterly financial information (unaudited)

For the three months ended December 31, 2010
Total noninterest expense	$16,811	$5,597	$22,408
Net income	4,308	(5,597)	(1,289)
Comprehensive income (loss)	1,940	(5,597)	(3,657)
Basic earnings per common share	0.17	(0.29)	(0.12)
Diluted earnings per common share	$0.17	$(0.29)	$(0.12)

As of March 31, 2011
Total assets	$2,779,028	$(5,597)	$2,773,431
Shareholders' equity	$379,350	$(5,597)	$373,753

As of June 30, 2011
Total assets	$2,660,495	$(5,597)	$2,654,898
Shareholders' equity	$376,930	$(5,597)	$371,333

As of September 30, 2011
Total assets	$2,572,492	$(5,597)	$2,566,895
Shareholders' equity	$367,024	$(5,597)	$361,427

As of March 31, 2012
Total assets	$2,273,861	$(5,597)	$2,268,264
Shareholders' equity	$311,643	$(5,597)	$306,046

As of June 30, 2012
Total assets	$2,269,720	$(5,597)	$2,264,123
Shareholders' equity	$314,600	$(5,597)	$309,003

As of September 30, 2012
Total assets	$2,156,750	$(5,597)	$2,151,153
Shareholders' equity	$250,418	$(5,597)	$244,821

Note 3:  Investment Securities

A summary of the amortized cost and fair values of investment securities follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At December 31, 2012
Held to Maturity:
Obligations of state and political subdivisions	$12,797	$862	$-	$13,659
Total	$12,797	$862	$-	$13,659

Available for Sale:
Federal agency securities	$114,159	$1,474	$(19)	$115,614
Obligations of state and political subdivisions	34,754	887	(83)	35,558
Residential mortgage-backed securities	200,310	3,668	(303)	203,675
Asset-backed securities	7,794	-	(123)	7,671
Equity securities	1,300	497	-	1,797
Total	$358,317	$6,526	$(528)	$364,315

At December 31, 2011
Held to Maturity:
Obligations of state and political subdivisions	$15,252	$633	$-	$15,885
Total	$15,252	$633	$-	$15,885

Available for Sale:
Federal agency securities	$64,524	$1,051	$(22)	$65,553
Obligations of state and political subdivisions	10,926	196	(19)	11,103
Residential mortgage-backed securities	177,365	4,889	(107)	182,147
Equity securities	1,054	243	-	1,297
Total	$253,869	$6,379	$(148)	$260,100

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal National Mortgage Association (“Fannie Mae”).

Securities with limited marketability, such as Federal Reserve Bank stock, Federal Home Loan Bank stock, and certain other investments, are carried at cost and included in other assets on our Consolidated Statement of Financial Condition.  Total investments carried at cost were $8.5 million and $10.5 million at December 31, 2012 and 2011, respectively.  There are no identified events or changes in circumstances that may have a significant adverse effect on the investments carried at cost.

A comparison of the amortized cost and approximate fair value of our investment securities by maturity date at December 31, 2012 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
One year or less	$34,192	$34,302	$1,001	$1,002
More than one year through five years	177,437	181,420	1,944	1,981
More than five years through ten years	133,135	134,577	6,416	6,776
More than ten years	13,553	14,016	3,436	3,900
Total	$358,317	$364,315	$12,797	$13,659

The foregoing analysis assumes that our residential mortgage-backed securities mature during the period in which they are estimated to prepay.  No other prepayment or repricing assumptions have been applied to our investment securities for this analysis.

Gain or loss on sale or call of investments is based upon the specific identification method.  The 2012 gain on sales of investment securities was primarily the result of a single investment security held at cost. Sales of securities are as follows:

(Dollars in thousands)	2012	2011	2010
Proceeds from sales	$6,588	$-	$57,782
Gross realized gains	45	-	2,497
Gross realized losses	(10)	-	(3)

The following table shows securities with gross unrealized losses and their fair values by the length of time that the individual securities had been in a continuous unrealized loss position at December 31, 2012 and 2011.  Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
		Amortized cost of	Loss Existing for:		Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses
At December 31, 2012
Available for Sale:
Federal agency securities	5	$9,887	$(19)	$-	$9,868
Obligations of state and political subdivisions	9	10,457	(83)	-	10,374
Residential mortgage-backed securities	23	46,787	(288)	(15)	46,484
Asset-backed securities	4	7,794	(123)	-	7,671
Total	41	$74,925	$(513)	$(15)	$74,397

At December 31, 2011
Available for Sale:
Federal agency securities	3	$5,461	$(22)	$-	$5,439
Obligations of state and political subdivisions	3	3,853	(19)	-	3,834
Residential mortgage-backed securities	22	19,666	(107)	-	19,558
Total	28	$28,980	$(148)	$-	$28,831

We evaluate all securities on an individual basis for other-than-temporary impairment on at least a quarterly basis.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of us to retain our investment in the issuer for a period of time sufficient to allow for an anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time we expect to receive full value for the securities.  Furthermore, as of December 31, 2012, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not more likely than not that we will have to sell any such securities before a recovery of cost.  The declines in fair value were attributable to increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates.  Management does not believe any of the securities are impaired due to credit quality.  Accordingly, as of December 31, 2012, management believes the impairment of these investments is not deemed to be other-than-temporary.

As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.  Securities with an amortized cost of $284.2 million and $212.3 million were pledged to meet such requirements at December 31, 2012 and 2011, respectively.  Any amount over-pledged can be released at any time.

Note 4:  Loans and Allowance for Loan Losses

We extend commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas.  Our commercial lending operations are concentrated in Oklahoma City, Dallas, Tulsa, and other metropolitan markets in Texas, Kansas, and Oklahoma.  As a result, the collectability of our loan portfolio can be affected by changes in the economic conditions in those states and markets.  Please see “Note 19  Operating Segments” for more detail regarding loans by market.  At December 31, 2012 and 2011, substantially all of our loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.

Our loan classifications were as follows:

	At December 31, 2012		At December 31, 2011
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Real estate mortgage:
Commercial	$870,975	$18,298	$1,028,561	$23,686
One-to-four family residential	70,954	4,881	80,375	7,072
Real estate construction:
Commercial	130,753	382	227,098	3,746
One-to-four family residential	3,656	-	4,987	-
Commercial	240,498	2,037	346,266	2,841
Installment and consumer:
Guaranteed student loans	4,680	-	5,396	-
Other	31,512	109	33,190	270
	1,353,028	25,707	1,725,873	37,615
Less: Allowance for loan losses	(46,494)	(224)	(44,233)	(451)
Total loans, net	$1,306,534	$25,483	$1,681,640	$37,164

Concentrations of Credit.  At December 31, 2012, $502.2 million, or 38%, of our noncovered loans consisted of loans to individuals and businesses in the healthcare industry.  We do not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Loans Held for Sale.  We had loans which were held for sale of $31.7 million and $38.7 million at December 31, 2012 and 2011, respectively.  These loans are carried at the lower of cost or market value.  Guaranteed student loans are generally sold to a single servicer.  A substantial portion of the one-to-four family residential loans and loan servicing rights, if not retained, are primarily sold to one investor.  These mortgage loans are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan.  We also provide United States Department of Agriculture (“USDA”) government guaranteed commercial real estate lending services to rural healthcare providers.  These loans are available for sale in the secondary market.

Loan Servicing.  We earn fees for servicing real estate mortgages and other loans owned by others.  The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned.  The unpaid principal balance of real estate mortgage loans serviced for others totaled $343.4 million and $295.5 million at December 31, 2012 and 2011, respectively.  Loan servicing rights are capitalized based on estimated fair value at the point of origination.  The servicing rights are amortized over the period of estimated net servicing income.

Acquired Loans.  Changes in the carrying amounts and accretable yields for ASC 310.30 loans were as follows for the year ended December 31, 2012 and 2011.

	For the year ended December 31,
	2012		2011
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$2,402	$37,615	$2,688	$53,628
Payments received	-	(9,960)	-	(12,503)
Transfers to other real estate / repossessed assets	27	(2,365)	4	(3,596)
Net charge-offs	(5)	(151)	(87)	(117)
Net reclassifications to / from nonaccretable amount	192	-	-	-
Accretion	(712)	568	(203)	203
	$1,904	$25,707	$2,402	$37,615

Nonperforming / Past Due Loans.  The following table shows the recorded investment in loans on nonaccrual status.

	At December 31,
	2012		2011
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Real estate mortgage:
Commercial	$18,337	$3,087	$4,667	$3,554
One-to-four family residential	563	52	1,468	188
Real estate construction:
Commercial	3,355	130	3,877	3,009
Commercial	12,761	324	3,371	370
Other consumer	88	2	123	7
Total nonaccrual loans	$35,104	$3,595	$13,506	$7,128

If interest on nonaccrual loans had been accrued, the interest income as reported in the accompanying consolidated statement of operations would have increased by approximately $1.2 million, $5.7 million, and $5.6 million, for 2012, 2011, and 2010, respectively.

Net cumulative charge-offs against noncovered nonaccrual loans at December 31, 2012 and 2011 were $8.3 million and $13.6 million, respectively.

The following table shows an age analysis of past due loans at the end of the respective reporting period.

		90 days and				Recorded loans
	30-89 days	greater	Total past		Total	> 90 days and
(Dollars in thousands)	past due	past due	due	Current	loans	accruing
At December 31, 2012
Noncovered:
Real estate mortgage:
Commercial	$23,348	$18,337	$41,685	$829,290	$870,975	$-
One-to-four family residential	1,479	1,310	2,789	68,165	70,954	747
Real estate construction:
Commercial	3,501	3,355	6,856	123,897	130,753	-
One-to-four family residential	-	-	-	3,656	3,656	-
Commercial	7,358	15,232	22,590	217,908	240,498	2,471
Other	538	160	698	35,494	36,192	72
Total - noncovered	36,224	38,394	74,618	1,278,410	1,353,028	3,290

Covered:
Real estate mortgage:
Commercial	1,090	3,087	4,177	14,121	18,298	-
One-to-four family residential	-	52	52	4,829	4,881	-
Real estate construction:
Commercial	-	130	130	252	382	-
Commercial	-	324	324	1,713	2,037	-
Other	-	2	2	107	109	-
Total - covered	1,090	3,595	4,685	21,022	25,707	-
Total	$37,314	$41,989	$79,303	$1,299,432	$1,378,735	$3,290

At December 31, 2011
Noncovered:
Real estate mortgage:
Commercial	$2,567	$4,667	$7,234	$1,021,327	$1,028,561	$-
One-to-four family residential	1,206	1,491	2,697	77,678	80,375	23
Real estate construction:
Commercial	1,825	3,877	5,702	221,396	227,098	-
One-to-four family residential	-	-	-	4,987	4,987	-
Commercial	8,331	3,374	11,705	334,561	346,266	3
Other	362	140	502	38,084	38,586	17
Total - noncovered	14,291	13,549	27,840	1,698,033	1,725,873	43

Covered:
Real estate mortgage:
Commercial real estate	2,243	3,554	5,797	17,889	23,686	-
One-to-four family residential	-	188	188	6,884	7,072	-
Real estate construction:
Commercial	-	3,009	3,009	737	3,746	-
Commercial	-	370	370	2,471	2,841	-
Other	-	7	7	263	270	-
Total - covered	2,243	7,128	9,371	28,244	37,615	-
Total	$16,534	$20,677	$37,211	$1,726,277	$1,763,488	$43

Impaired Loans.  The following table presents loans individually evaluated for impairment by class of loans at the end of the respective reporting period.

	With No Specific Allowance		With A Specific Allowance
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Investment	Balance	Allowance
At December 31, 2012
Noncovered:
Commercial real estate	$29,425	$30,340	$24,630	$27,397	$5,094
One-to-four family residential	563	653	7	7	7
Real estate construction	3,970	7,841	232	256	50
Commercial	3,337	6,975	13,422	13,448	6,492
Other	7	8	81	100	81
Total noncovered	$37,302	$45,817	$38,372	$41,208	$11,724

Covered:
Commercial real estate	$4,325	$5,347	$2,214	$3,979	$22
One-to-four family residential	20	25	52	98	2
Real estate construction	130	308	-	-	-
Commercial	322	1,884	2	3	1
Other	2	4	-	-	-
Total covered	$4,799	$7,568	$2,268	$4,080	$25

At December 31, 2011
Noncovered:
Commercial real estate	$17,985	$18,142	$3,716	5,366	$411
One-to-four family residential	984	1,130	484	611	21
Real estate construction	11,735	15,244	248	262	73
Commercial	7,283	7,710	3,207	4,958	349
Other	11	12	112	123	112
Total noncovered	$37,998	$42,238	$7,767	11,320	$966

Covered:
Commercial real estate	$2,486	$2,670	$1,068	1,271	$140
One-to-four family residential	118	190	70	138	5
Real estate construction	758	1,071	2,251	3,102	258
Commercial	338	542	32	350	32
Other	7	29	-	-	-
Total covered	$3,707	$4,502	$3,421	$4,861	$435

The following table presents the average recorded investment and interest income recognized on impaired loans for the year ended December 31, 2012, 2011, and 2010.

	As of and for the year ended December 31,
	2012		2011		2010
	Average		Average		Average
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(Dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Noncovered:
Commercial real estate	$36,373	$1,517	$10,012	$1,852	$60,664	$16
One-to-four family residential	427	8	1,317	8	1,725	19
Real estate construction	4,507	51	8,222	805	62,358	741
Commercial	4,494	137	9,144	746	5,046	(47)
Other	104	-	97	-	34	-
Total noncovered	$45,905	$1,713	$28,792	$3,411	$129,827	$729

Covered:
Commercial real estate	$21,110	$184	$26,642	$-	$35,783	$15
One-to-four family residential	5,627	1	7,926	-	10,848	43
Real estate construction	1,721	-	6,003	-	12,079	-
Commercial	2,175	-	4,403	-	8,852	8
Other	158	-	438	-	1,144	-
Total covered	$30,791	$185	$45,412	$-	$68,706	$66

Included in interest income recognized on impaired loans are $1.9 million and  $3.3 million, for December 31, 2012 and 2011, respectively, in interest on accruing troubled debt restructurings.  No interest income was recognized on accruing trouble debt restructurings for the year ended December 31, 2010.

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

When we modify loans in a troubled debt restructuring, an evaluation of any possible impairment is performed similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use of the current fair value of the collateral, less selling costs for collateral dependent loans.  If it is determined that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized through an allowance estimate or a charge-off to the allowance.  In periods subsequent to modification, all loans modified in troubled debt restructurings are evaluated, including those that have payment defaults, for possible impairment.

Troubled debt restructured loans outstanding as of December 31, 2012 and 2011 are as follows:

	At December 31, 2012		At December 31, 2011
(Dollars in thousands)	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial real estate	$39,170	$2,953	$17,034	$2,816
One-to-four family residential	27	134	-	-
Real estate construction	847	130	8,106	-
Commercial	3,998	351	7,119	1,371
Consumer	-	81	-	112
Total	$44,042	$3,649	$32,259	$4,299

At December 31, 2012 and 2011, we had no significant commitments to lend additional funds to debtors whose loan terms have been modified in troubled debt restructuring.

Loans modified as troubled debt restructurings that occurred during the year ended December 31, 2012 and 2011 are shown in the following tables:

	For the year ended December 31,
	2012		2011
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial real estate	12	$22,713	3	$16,017
One-to-four family residential	3	110	-	-
Real estate construction	1	847	1	8,106
Commercial	7	3,328	13	6,504
Consumer	1	80	1	112
Total	24	$27,078	18	$30,739

The modifications of loans identified as troubled debt restructurings primarily related to payment extensions and/or reductions in the interest rate.  The financial impact of troubled debt restructurings is not significant.

The following tables present the recorded investment and the number of loans modified as a troubled debt restructuring which subsequently defaulted for the year ended December 31, 2012 and 2011.  Default, for this purpose, is deemed to occur when a loan is 90 days or more past due or transferred to nonaccrual and is within twelve months of restructuring.

	For the year ended December 31,
	2012		2011
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	Investment	Contracts	Investment
Commercial real estate	-	$-	1	$1,883
Commercial	3	1,658	1	237
Real estate construction	1	130	-	-
Total	4	$1,788	2	$2,120

Credit Quality Indicators.  To assess the credit quality of loans, we categorize loans into risk categories based on relevant information about the ability of the borrowers to service their debts such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  This analysis is performed on a quarterly basis.  We use the following definitions for risk ratings:

Special mention – Loans classified as special mention have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for these loans or of the institution’s credit position at some future date.

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligors or of the collateral pledged, if any.  Loans so classified have one or more well-defined weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  These loans are considered potential problem or nonperforming loans depending on the accrual status of the loans.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  These loans are considered nonperforming.

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans.  As of December 31, 2012 and 2011, based on the most recent analysis performed as of those dates, the risk category of loans by class is as follows:

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At December 31, 2012
Grade:
Pass	$718,054	$71,975	$83,350	$208,019	$35,897	$1,117,295
Special Mention	88,167	1,901	25,964	7,047	181	123,260
Substandard	80,104	1,923	25,477	26,887	223	134,614
Doubtful	2,948	36	-	582	-	3,566
Total	$889,273	$75,835	$134,791	$242,535	$36,301	$1,378,735

At December 31, 2011
Grade:
Pass	$927,652	$84,475	$139,431	$301,636	$38,202	$1,491,396
Special Mention	60,000	564	46,126	11,345	642	118,677
Substandard	62,790	2,408	50,136	35,164	12	150,510
Doubtful	1,805	-	138	962	-	2,905
Total	$1,052,247	$87,447	$235,831	$349,107	$38,856	$1,763,488

Allowance for Loan Losses.  The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment evaluation method as of December 31, 2012 and 2011.

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At December 31, 2012
Balance at beginning of period	$21,749	$1,016	$11,177	$9,827	$915	$44,684
Loans charged-off	(2,167)	(269)	-	(4,455)	(649)	(7,540)
Recoveries	58	271	1,972	3,671	495	6,467
Provision for loan losses	7,583	(157)	(7,878)	3,561	(2)	3,107
Balance at end of period	$27,223	$861	$5,271	$12,604	$759	$46,718

Allowance for loan losses ending balance:
Individually evaluated for impairment	$5,094	$7	$50	$6,492	$81	$11,724
Collectively evaluated for impairment	21,975	785	5,221	6,111	678	34,770
Acquired with deteriorated credit quality	154	69	-	1	-	224
Total ending allowance balance	$27,223	$861	$5,271	$12,604	$759	$46,718

Loans receivable ending balance:
Individually evaluated for impairment	$54,055	$570	$4,202	$16,759	$88	$75,674
Collectively evaluated for impairment	816,920	70,384	130,207	223,739	36,104	1,277,354
Acquired with deteriorated credit quality	18,298	4,881	382	2,037	109	25,707
Total ending loans balance	$889,273	$75,835	$134,791	$242,535	$36,301	$1,378,735

	Commercial	1-4 Family	Real Estate
	Real Estate	Residential	Construction	Commercial	Other	Total
At December 31, 2011
Balance at beginning of period	$32,508	$1,597	$19,605	$10,605	$914	$65,229
Loans charged-off	(71,066)	(346)	(62,070)	(22,103)	(1,040)	(156,625)
Recoveries	411	67	1,521	1,864	116	3,979
Provision for loan losses	59,896	(302)	52,121	19,461	925	132,101
Balance at end of period	$21,749	$1,016	$11,177	$9,827	$915	$44,684

Allowance for loan losses ending balances:
Individually evaluated for impairment	$411	$21	$73	$349	$112	$966
Collectively evaluated for impairment	21,198	981	10,846	9,439	803	43,267
Acquired with deteriorated credit quality	140	14	258	39	-	451
Total ending allowance balance	$21,749	$1,016	$11,177	$9,827	$915	$44,684

Loans receivable ending balance:
Individually evaluated for impairment	$21,701	$1,468	$11,983	$10,490	$123	$45,765
Collectively evaluated for impairment	1,006,860	78,907	220,102	335,776	38,463	1,680,108
Acquired with deteriorated credit quality	23,686	7,072	3,746	2,841	270	37,615
Total ending loans balance	$1,052,247	$87,447	$235,831	$349,107	$38,856	$1,763,488

	Commercial	1-4 Family	Real Estate
	Real Estate	Residential	Construction	Commercial	Other	Total
At December 31, 2010
Balance at beginning of period	$26,670	$2,454	$22,241	$10,052	$996	$62,413
Loans charged-off	(4,571)	(2,649)	(20,910)	(5,182)	(1,127)	(34,439)
Recoveries	204	234	610	421	226	1,695
Provision for loan losses	10,205	1,558	17,664	5,314	819	35,560
Balance at end of period	$32,508	$1,597	$19,605	$10,605	$914	$65,229

Allowance for loan losses ending balances:
Individually evaluated for impairment	$10,813	$197	$5,313	$3,643	$28	$19,994
Collectively evaluated for impairment	21,695	1,400	14,292	6,962	886	45,235
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$32,508	$1,597	$19,605	$10,605	$914	$65,229

Loans receivable ending balance:
Individually evaluated for impairment	$72,796	$1,983	$82,557	$12,254	$38	$169,628
Collectively evaluated for impairment	1,237,668	87,817	386,137	440,372	44,865	2,196,859
Acquired with deteriorated credit quality	30,997	9,122	7,279	5,554	676	53,628
Total ending loans balance	$1,341,461	$98,922	$475,973	$458,180	$45,579	$2,420,115

Note 5:  Premises and Equipment

Year-end premises and equipment were as follows:

	At December 31,
(Dollars in thousands)	2012	2011
Land	$6,059	$5,988
Buildings and improvements	18,237	18,100
Furniture, fixtures, and equipment	30,911	32,425
Construction/remodeling in progress	129	426
	55,336	56,939
Accumulated depreciation and amortization	(33,645)	(34,239)
Total premises and equipment, net	$21,691	$22,700

Depreciation of premises and equipment totaled $2.5 million in 2012, $2.5 million in 2011, and $2.9 million in 2010.

We lease certain equipment and premises for our operations.  Future minimum annual rental payments required under operating leases, net of sublease agreements, that have initial or remaining lease terms in excess of one year as of December 31, 2012 were as follows:

(Dollars in thousands)
2013	$2,135
2014	1,583
2015	1,290
2016	942
2017	117
Thereafter	48
Total	$6,115

The total rental expense was $2.5 million, $2.6 million, and $2.8 million in 2012, 2011, and 2010, respectively.

Note 6:  Goodwill and Other Intangible Assets

We have recorded goodwill and other identifiable intangible assets associated with purchase business combinations.  Goodwill is not amortized, but is periodically evaluated for impairment.  We perform an annual goodwill impairment test as of October 1 of each year and assess qualitative factors on a quarterly basis that would indicate events or circumstances that an impairment might have taken place.

During the fourth quarter of 2012, we identified an error in the valuation analysis on the goodwill of our Kansas market segment.  The correction of the error resulted in the identification of a noncash impairment charge of $5.6 million of goodwill for the year ended December 31, 2010.  See further discussion regarding the miscalculation and the subsequent restatement at “Note 2 Restatement”.

Goodwill totaled $1.2 million at December 31, 2012 and 2011, of which, $0.2 million of goodwill is reported in the Oklahoma Banking segment and $1.0 million is reported in the Texas Banking segment.  Further information regarding operating segments can be found in “Note 19 Operating Segments”.

Based on our annual goodwill impairment test as of October 1, 2012 and updated through December 31, 2012, management does not believe any of its goodwill is impaired as of December 31, 2012.  We did not recognize an impairment during the years ended December 31, 2012 and 2011.

The following table presents the gross carrying amount of other intangible assets and accumulated amortization.

	At December 31,
(Dollars in thousands)	2012	2011
Core deposit premiums	$5,400	$6,353
Less accumulated amortization	(2,857)	(3,323)
Core deposit premiums, net	2,543	3,030

Loan servicing rights	10,257	8,641
Less accumulated amortization	(7,936)	(6,814)
Loan servicing rights, net	2,321	1,827

Other intangible assets, net	$4,864	$4,857

Core deposit intangibles are amortized using an economic life method based on deposit attrition.  As a result, amortization will decline over time with most of the amortization occurring during the initial years.  The weighted average amortization period for core deposit intangibles is approximately 10 years.  Amortization expense related to core deposit intangibles totaled $0.5 million in 2012 and 2011.

During 2012 and 2011, we had recorded loan servicing right amortization expense of $0.7 million and $0.5 million, respectively.

The estimated aggregate future amortization expense for other intangible assets remaining as of December 31, 2012 is as follows:

(Dollars in thousands)	Core Deposit Premiums	Loan Servicing Rights	Total
2013	$484	$545	$1,029
2014	514	462	976
2015	474	352	826
2016	425	267	692
2017	249	201	450
Thereafter	397	494	891
	$2,543	$2,321	$4,864

Note 7:  Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  In estimating fair value, we utilize valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach.  Such valuation techniques are consistently applied.  Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability.

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

The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies.  However, considerable judgment is required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amount we could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.  There were no changes in valuation methods used to estimate fair value during the year ended December 31, 2012.

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

            Available for sale securities – The fair value of U.S. Government and federal agency securities, equity securities, and residential mortgage-backed securities is estimated based on quoted market prices or dealer quotes.  The fair value of other investments such as obligations of state and political subdivisions is estimated based on quoted market prices.  We obtain fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and bond’s terms and conditions, among other things.  We review the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices.

The fair value of a single private equity investment is estimated based on our proportionate share of the net asset value, $1.7 million and $1.2 million as of December 31, 2012 and December 31, 2011, respectively.  The investee invests in small and mid-sized U.S. financial institutions and other financial-related companies.  This investment has a quarterly redemption with sixty-five days’ notice.

Derivative instrument – We utilize an interest rate swap agreement to convert one of our variable-rate subordinated debentures to a fixed rate (cash flow hedge).  The fair value of the interest rate swap agreement is obtained from dealer quotes.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2012 and 2011.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2012
Loans held for sale:
Student loans	$4,680	$-	$4,680	$-
One-to-four family residential	5,112	-	5,112	-
Government guaranteed commercial real estate	21,794	-	21,794	-
Other loans held for sale	96	-	96	-

Available for sale securities:
Federal agency securities	123,285	-	123,285	-
Obligations of state and political subdivisions	35,558	-	35,558	-
Residential mortgage-backed securities	203,675	-	203,675	-
Equity securities	1,797	111	1,686	-

Derivative instrument	(3,195)	-	(3,195)	-
Total	$392,802	$111	$392,691	$-

At December 31, 2011
Loans held for sale:
Student loans	$5,396	$-	$5,396	$-
One-to-four family residential	3,547	-	3,547	-
Government guaranteed commercial real estate	29,624	-	29,624	-
Other loans held for sale	128	-	128	-

Available for sale securities:
Federal agency securities	65,553	-	65,553	-
Obligations of state and political subdivisions	11,103	-	11,103	-
Residential mortgage-backed securities	182,147	-	182,147	-
Equity securities	1,297	80	1,217	-

Derivative instrument	(2,834)	-	(2,834)	-
Total	$295,961	$80	$295,881	$-

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

            Other real estate – Other real estate fair value is based on third-party appraisals for properties less the estimated costs to sell the asset.

            Goodwill – Fair value of goodwill is based on the fair value of each of our reporting units to which goodwill is allocated compared with their respective carrying value.  There has been no impairment during 2012 or 2011; therefore, no fair value adjustment was recorded through earnings.

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

Assets that are measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011 are summarized below.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
At December 31, 2012
Noncovered impaired loans at fair value :
Commercial real estate	$33,137	$-	$33,137	$-	$(6,674)
One-to-four family residential	23	-	23	-	(7)
Real estate construction	232	-	232	-	3,532
Commercial	13,473	-	13,473	-	(6,637)
Other consumer	81	-	81	-	31

Noncovered other real estate	11,315	-	11,315	-	(3,998)
Covered other real estate	3,643	-	3,643	-	(180)
Mortgage loan servicing rights	2,321	-	-	2,321	(465)
Total	$64,225	$-	$61,904	$2,321	$(14,398)

At December 31, 2011
Noncovered impaired loans at fair value :
Commercial real estate	$3,716	$-	$3,716	$-	$(1,727)
One-to-four family residential	604	-	604	-	(55)
Real estate construction	3,877	-	3,877		(3,569)
Commercial	3,239	-	3,239	-	(1,964)
Other consumer	112	-	112	-	(103)

Noncovered other real estate	19,844	-	19,844	-	(3,104)
Mortgage loan servicing rights	1,817	-	-	1,817	(315)
Total	$33,209	$-	$31,392	$1,817	$(10,837)

Noncovered impaired loans measured at fair value with a carrying amount of $61.0 million were written down to a fair value of $46.9 million, resulting in a life-to-date impairment of $14.1 million, of which $9.8 million was included in the provision for loan losses for the year ended December 31, 2012.  As of December 31, 2011, noncovered impaired loans measured at fair value with a carrying amount of $19.7 million were written down to the fair value of $11.5 million at December 31, 2011, resulting in a life-to-date impairment charge of $8.1 million, of which $7.4 million was included in the provision for loan losses for the year ended December 31, 2011.

As of December 31, 2012, noncovered and covered other real estate assets were written down to their fair values, resulting in an impairment charge of approximately $4.0 million and $0.2 million, respectively, which was included in noninterest expense for the year ended December 31, 2012.  In the prior year, only noncovered other real estate assets were written down to their respective fair values, resulting in impairment charges of $3.1 million, which were included in noninterest expense for the year ended December 31, 2011.

For the year ended December 31, 2012 and 2011, mortgage loan servicing rights were written down to their fair values, resulting in impairment charges of $0.5 million and $0.3 million, respectively, which were included in noninterest income for each period.

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

            Loans – Fair values are estimated for certain homogenous categories of loans adjusted for differences in loan characteristics.  Our loans have been aggregated by categories consisting of commercial, real estate, student, and other consumer.  The fair value of loans is estimated by discounting the cash flows using risks inherent in the loan category and interest rates currently offered for loans with similar terms and credit risks.

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

            Subordinated debentures – Two subordinated debentures have floating rates that reset quarterly and the third subordinated debenture has a fixed rate.  The fair value of the fixed rate subordinated debenture is based on market price.  The fair value of the floating rate subordinated debentures approximates carrying value at December 31, 2012.  The fair value of the floating rate subordinated debentures at December 31, 2011 was estimated by taking into consideration the liquidity discount implied by the market price of the fixed rate subordinated debenture at December 31, 2011.

The carrying values and estimated fair values of our financial instruments segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	At December 31, 2012		At December 31, 2011
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$288,079	$288,079	$30,247	$30,247
Securities held to maturity	12,797	13,659	15,252	15,885
Accrued interest receivable	6,365	6,365	7,176	7,176
Investments included in other assets	8,531	8,531	10,454	10,454
Level 3 inputs:
Total loans, net of allowance	1,332,017	1,301,942	1,718,804	1,708,894
Financial liabilities:
Level 2 inputs:
Deposits	1,709,578	1,666,653	1,921,382	1,883,196
Accrued interest payable	1,116	1,116	3,689	3,689
Other liabilities	9,985	9,985	9,340	9,340
Derivative instrument	3,195	3,195	2,834	2,834
Other borrowings	70,362	74,057	56,479	60,688
Subordinated debentures	81,963	82,998	81,963	72,423

Note 8:  Deposits

The following table summarizes deposits as of December 31, 2012 and 2011.

(Dollars in thousands)	2012	2011
Noninterest-bearing demand	$424,008	$400,985
Interest-bearing demand	112,012	105,905
Money market accounts	423,417	423,181
Savings accounts	37,693	33,406
Time deposits of $100,000 or more	351,273	487,907
Other time deposits	361,175	469,998
Total deposits	$1,709,578	$1,921,382

The total amount of overdrawn deposit accounts that were reclassified as loans at December 31, 2012 and 2011 was $0.4 million and $0.6 million, respectively.

Some of our interest-bearing deposits were obtained through brokered transactions and we participate in the Certificate of Deposit Account Registry Service (“CDARS”).  There were no brokered certificate of deposits as of December 31, 2012. Brokered certificate of deposits totaled  $0.2 million at December 31, 2011.  CDARS deposits totaled $9.9 million at December 31, 2012 and $14.7 million at December 31, 2011.  There were no capital market certificate of deposits at December 31, 2012 and December 31, 2011.

Scheduled time deposit maturities as of December 31, 2012 are as follows:

(Dollars in thousands)
2013	$ 529,894
2014	118,990
2015	39,062
2016	12,772
2017	11,725
Thereafter	5
Total time deposits	$ 712,448

Note 9:  Borrowed Funds

We have available various forms of other borrowings for cash management and liquidity purposes.  These forms of borrowings include short term federal funds purchased and securities sold under agreements to repurchase, and advances from the FHLB and the FRB.  We also carry interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program.  The following table summarizes borrowed funds for the periods indicated:

	2012			2011
(Dollars in thousands)	Balance at December 31	Average Balance	Weighted Average Rate	Balance at December 31	Average Balance	Weighted Average Rate
Securities sold under repurchase
agreements	$45,362	$36,823	0.05%	$31,482	$29,701	0.11%
Federal Home Loan Bank advances	25,000	25,000	3.48	25,000	50,092	3.45
Treasury, tax and loan note option	-	-	-	(3)	1,153	-
	$70,362			$56,479

We have approved federal funds purchase lines totaling $70.0 million with four financial entities.  We sell securities under agreements to repurchase with us retaining custody of the collateral.  Collateral consists of direct obligations of U.S. Government and Federal Agency issues, which are designated as pledged with our safekeeping agent.  The type of collateral required, the retention of the collateral, and the security sold, minimize our risk of exposure to loss.  These transactions are for one-to-four day periods.  At December 31, 2012 and 2011, no repurchase agreement exceeded 10% of equity capital.

We have entered into an agreement with the FHLB to obtain advances from the FHLB from time to time.  At December 31, 2012, the Stillwater National FHLB line of credit had an outstanding balance of $20.0 million with a weighted average rate of interest of 3.51%, and the Bank of Kansas line of credit had an outstanding balance of $5.0 million with a weighted average rate of interest of 3.07%.  The terms of the agreement are set forth in the Advance, Pledge and Security Agreement (the “Agreement”).  The FHLB requires that we pledge collateral on such advances.  Under the terms of the Agreement, the discounted value of the collateral, as defined by the FHLB, should at all times be at least equal to the amount borrowed by us.  Such advances outstanding are subject to a blanket collateral arrangement, which requires the pledging of eligible collateral to secure such advances.  Such collateral principally includes certain loans and securities.  At December 31, 2012 and 2011, loans pledged under the Agreement were $532.9 million and $694.0 million, and investment securities pledged (at carrying value) were $12.2 million and $38.8 million, respectively.  There are no scheduled minimum future principal payments on the FHLB line of credit until after 2016.

We are qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program.  Collateral under this program consists of pledged selected commercial and industrial loans.  Currently, the collateral will allow us to borrow up to $33.2 million.  We also have substantial unused borrowing availability in the form of unsecured brokered certificate of deposits program from Bank of America Merrill Lynch, Morgan Stanley & Co., Citigroup Global Markets, Inc., Wells Fargo Bank, NA, UBS Securities LLC, and RBC Capital Markets Corp.  In conjunction with these lines of credit, we had no retail certificates of deposit included in total deposits at December 31, 2012 and 2011.

Note 10:  Subordinated Debentures

At December 31, 2012,  we had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts.

(Dollars in thousands)	Subordinated Debentures Owed to Trusts	Trust Preferred Securities of the Trusts	Rates	Final Maturity Date
OKSB Statutory Trust I	$20,619	$20,000	3.41%	June 26, 2033
SBI Capital Trust II	25,774	25,000	3.19%	October 7, 2033
Southwest Capital Trust II	35,570	34,500	10.50%	September 15, 2038
	$81,963	$79,500

On June 26, 2003, our subsidiary, OKSB Statutory Trust I, sold to investors in a private placement offering $20.0 million of adjustable rate trust preferred securities (the “OKSB Trust Preferred”).  The OKSB Trust Preferred bear interest, adjustable quarterly, at 90-day LIBOR plus 3.10%.  In addition to these adjustable rate securities, OKSB Statutory Trust I sold $0.6 million of trust common equity to Southwest.  The aggregate proceeds of $20.6 million were used to purchase an equal principal amount of adjustable rate subordinated debentures that bear interest, adjustable quarterly, at 90-day LIBOR plus 3.10% (the “OKSB Subordinated Debentures”).  After deducting underwriter’s compensation and noninterest expenses of the offering, the net proceeds were available to us to increase capital and for general corporate purposes.  Interest payments on the OKSB Subordinated Debentures are deductible for federal income tax purposes.

On October 14, 2003, our subsidiary, SBI Capital Trust II, sold to investors in a private placement offering $25.0 million of adjustable rate trust preferred securities (the “SBI II Trust Preferred”).  The SBI II Trust Preferred bear interest, adjustable quarterly, at 90-day LIBOR plus 2.85%.  In addition to these adjustable rate securities, SBI Capital Trust II sold $0.8 million of trust common equity to us.  The aggregate proceeds of $25.8 million were used to purchase an equal principal amount of our adjustable rate subordinated debentures that bear interest, adjustable quarterly 90-day LIBOR plus 2.85% (the “SBI II Subordinated Debentures”).  The proceeds were available to us to increase capital and for general corporate purposes.  Interest payments on the SBI II Subordinated Debentures are deductible for federal income tax purposes.

In July 2008, our subsidiary, Southwest Capital Trust II, sold to investors in a public offering $34.5 million of 10.50% trust preferred securities (the “OKSBP Trust Preferred”).  In addition to these trust preferred securities, Southwest Capital Trust II sold $1.1 million of trust common equity to us.  The aggregated proceeds of $35.6 million were used to purchase an equal amount of our 10.50% subordinated debentures (the “OKSBP Subordinated Debentures”).

At December 31, 2012, we had an aggregate of $82.0 million of subordinated debentures outstanding and had an asset of $2.5 million representing its total investment in the common equity issued by the Trusts.  The sole assets of the Trusts are the subordinated debentures and the liabilities of the Trusts of the OKSB Trust Preferred, the SBI II Trust Preferred, and the OKSBP Trust Preferred.  We have, through various contractual arrangements, unconditionally guaranteed payment of all obligations of our Trusts with respect to our OKSB Trust Preferred, our SBI II Trust Preferred, and our OKSBP Trust Preferred.

The OKSB Trust Preferred, the OKSB Subordinated Debentures, the SBI II Trust Preferred, the SBI II Subordinated Debentures, the OKSBP Trust Preferred, and the OKSBP Subordinated Debentures mature at or near the thirtieth anniversary date of their issuance.  However, if certain conditions are met, the OKSB Trust Preferred and the OKSB Subordinated Debentures and the SBI II Trust Preferred and the SBI II Subordinated Debentures may be called at our discretion with thirty days’ notice, and the maturity dates of the OKSBP Trust Preferred and the OKSBP Subordinated Debentures may be shortened at our discretion to a date not earlier than September 15, 2013.

We, OKSB Statutory Trust I, SBI Capital Trust II, and Southwest Capital Trust II believe that, taken together, our obligations under the Trust Preferred Guarantee Agreements, the Amended and Restated Trust Agreements, the Subordinated Debentures, the Indentures and the Agreements as to Expenses and Liabilities, entered into in connection with the offering of the Trust Preferred and the Subordinated Debentures, in the aggregate constitute a full and unconditional guarantee by us of the obligations of OKSB Statutory Trust I, SBI Capital Trust II, and Southwest Capital Trust II under the Trust Preferred.

OKSB Statutory Trust I is a Connecticut statutory trust created for the purpose of issuing the OKSB Trust Preferred and purchasing the OKSB Subordinated Debentures, which are its sole assets.  We own all of the 619 outstanding common securities of OKSB Statutory Trust I; the liquidation value is $1,000 per share.

SBI Capital Trust II is a Delaware statutory trust created for the purpose of issuing the SBI II Trust Preferred and purchasing the SBI II Subordinated Debentures, which are its sole assets.  We own all of the 774 outstanding common securities of SBI Capital Trust II; the liquidation value is $1,000 per share.

Southwest Capital Trust II is a Delaware statutory trust created for the purpose of issuing the OKSBP Trust Preferred and purchasing the OKSBP Subordinated Debentures, which are its sole assets.  We own all of the 42,800 outstanding common securities of Southwest Capital Trust II; the liquidation value is $25 per share.

Each of the Trust Preferred issuances meets the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Trust Preferred and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital.  At December 31, 2012, $79.5 million of the Trust Preferred was included in Tier I capital.

We de-consolidate our investments in OKSB Statutory Trust I, SBI Capital Trust II, and Southwest Capital Trust II (the “Trusts”) in this Annual Report and all future reports.  Due to this required de-consolidation, the trust preferred securities are not presented on the consolidated statements of financial condition and the subordinated debentures are presented on the consolidated statements of financial condition as a separate liability category.

In July 2012, we paid all previously deferred dividends on our three issues of outstanding debentures and dividends on the related trust preferred securities.  Payments of deferred and arrears interest and dividends were completed in July 2012, and all payments are now current.  In July 2011, we suspended payments of interest on our three issues of outstanding debentures effective August 1, 2011 and dividends on the related trust preferred securities.

The terms of the debentures allow us to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  These terms also allow us to resume payments at the end of any deferral period, or to extend the deferral up to the maximum 20 quarters in total.  No deferral can extend past the maturity date of the debenture.

Note 11:  Derivative Instruments

We have an interest rate swap agreement with a total notional amount of $25.0 million.  The interest rate swap contract was designated as a hedging instrument in cash flow hedges with the objective of protecting the overall cash flow from our quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven year period beginning February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month London Interbank Offered Rate (“LIBOR”).  Under the swap, we will pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85% on a total notional amount of $25.0 million, with quarterly settlements.  The rate received by us as of December 31, 2012 was 3.19%.

The estimated fair value of the interest rate derivative contract outstanding as of December 31, 2012 and 2011 resulted in a pre-tax loss of $3.2 million and $2.8 million, respectively, and was included in other liabilities in the Consolidated Statement of Financial Condition.

The effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument, a $0.2 million loss and a $1.7 million loss for the year ended December 31, 2012 and 2011, respectively, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense.  No ineffectiveness related to the interest rate derivative was recognized during either reporting period.

Net cash flows as a result of the interest rate swap agreement were $0.7 million for year ended December 31, 2012 and $0.7 million for the year ended 2011, and were included in interest expense on subordinated debentures.

Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms.  Institutional counterparties must have an investment grade credit rating and be approved by our asset/liability management committee.  Our credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty.  Credit exposure may be reduced by the amount of collateral pledged by the counterparty.  There are no credit-risk-related contingent features associated with our derivative contract.

The fair value of cash and securities posted as collateral by us related to the derivative contract was $4.2 million and $3.8 million at December 31, 2012 and 2011, respectively.

Note 12:  Taxes on Income

The components of taxes on income follow:

	For the Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Current tax (benefit) expense:
Federal	$712	$(18,319)	$11,852
State	232	(4,875)	694
Deferred tax expense (benefit):
Federal	8,145	(18,375)	(2,455)
State	794	(2,088)	(353)
Taxes on income	$9,883	$(43,657)	$9,738

A reconciliation from the expected tax expense (benefit) using the U.S. Federal income tax rate of 35% to consolidated effective income tax expense (benefit) follows:

	For the Year Ended December 31,
			As Restated
(Dollars in thousands)	2012	2011	2010
Computed tax (benefit) expense at statutory rates	$9,124	$(39,183)	$7,387
Increase (decrease) in income taxes resulting from:
Benefit of income not subject to U.S. Federal income tax	(213)	(165)	(135)
Expenses not deductible for U.S. Federal income tax	150	124	2,150
State income taxes, net of Federal income tax benefit	476	(3,755)	286
Reversal of FIN 48 reserve	-	(953)	-
Texas tax refund (federally tax affected)	50	-	(559)
Other	296	275	609
Taxes on income	$9,883	$(43,657)	$9,738

The calculated year-to-date effective tax rate is 37.9% for 2012, (39.0%) for 2011, and 46.1% for 2010.

At December 31, 2012, we had $30.7 million federal net operating loss carryforward expiring in 2031, $64.0 million of state net operating loss carryforward expiring in 2031, and $2.0 million of state net operating loss carryforward expiring in 2021.  In addition, we had $2.1 million alternative minimum tax credit that can be carried forward indefinitely.

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of certain income and expense items for financial statement reporting purposes.  A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

We conducted an analysis to assess the need for a valuation allowance at December 31, 2012.  As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance for deferred tax assets was needed.  In accordance with ASC 740, Income Taxes, a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized.  The future realization of the tax benefit depends on the existence of sufficient taxable income within the carryback and carryforward periods.

As part of our analysis, we considered the following positive evidence:

•	Taxes paid in prior carryback years;
•	Long history of earnings profitability;
•	Projected future taxable income, exclusive of tax planning strategies, sufficient to utilize the deferred tax assets;
•	Current year income exceeding forecasted income;
•	Change in executive management; and
•	Ability to carryforward federal and Oklahoma tax losses for 20 years.

Due to the loss incurred in 2011, we remain in a three-year cumulative pretax loss position that is considered significant negative evidence in the determination of the need for a valuation allowance.  Included in the three-year pretax loss position is $101.0 million related to the nonrecurring sale of nonperforming assets and potential problem loans during 2011.  Management believes that the combination of a strong history of taxable income, the projected current federal income tax receivables, and projected pre-tax income in future years represents positive evidence that the tax benefit will be realized.  While realization of the deferred tax benefits is not assured, it is management’s judgment, after review of all available evidence and based on the weight of such evidence, that a valuation allowance is not necessary, as realization of these benefits meets the “more likely than not” standard.

Net deferred tax assets of $32.2 million and $40.9 million at December 31, 2012 and 2011, respectively, are reflected in the accompanying consolidated statements of financial condition in other assets.

Temporary differences that give rise to the deferred tax assets include the following:

	At December 31,
(Dollars in thousands)	2012	2011
Deferred tax assets:
Provision for loan losses	$19,246	$18,213
Net operating loss carryforward	12,674	24,705
Tax credit carryforward	3,070	2,419
Write-downs on other real estate	1,669	831
Nonaccrual loan interest	527	321
Deferred compensation & profit sharing accrual	551	518
Investments	457	29
Total deferred tax assets	38,194	47,036

Deferred tax liabilities:
Accumulated depreciation	(2,835)	(3,112)
Amortizable assets	(749)	(868)
Dividend - Equity vs. Cost Method	(492)	-
Prepaid expenses	(254)	(320)
FHLB stock dividends	(220)	(277)
Stock-based compensation	(216)	92
Section 597 gain - FNBA FDIC-assisted acquisition	(119)	(281)
Other	(51)	(74)
Total deferred tax liabilities	(4,936)	(4,840)
Deferred taxes (payable) receivable on investment
securities available for sale	(1,075)	(1,286)
Net deferred tax asset	$32,183	$40,910

We entered into a Settlement Agreement (“the Agreement”) with the Oklahoma Tax Commission (“OTC”) on June 28, 2011 with respect to certain claims made by the OTC.  We protested the multi-year claims and as a result of settlement of that protest, a previously recorded reserve against those claims was released.  As a result of the Agreement, we paid $3.6 million of state tax expense for the years under audit and an additional $1.2 million for tax years 2008 through 2010.

The settlement of this outstanding audit closes the examination period for the years in question and removes the need for us to further reserve for uncertain tax positions in accordance with ASC 740, Income Taxes.

We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to U.S. federal or state tax examinations for years before 2009.  On February 15, 2012, we were notified by the Internal Revenue Service that the 2009 income tax filing was under audit and on January 14, 2013, we received final notice that the examination was completed with no adjustments proposed.

Note 13:  Shareholders’ Equity

On April 29, 2010, we closed a public offering of 4,600,000 shares of common stock, including 600,000 shares pursuant to the underwriter’s over-allotment option, at a price of $12.50 per share resulting in aggregate proceeds of $57.5 million.  The net proceeds of the offering were $54.0 million and were used to increase our working capital and for general corporate purposes, including investment of $25.0 million in our banking subsidiaries, Stillwater National and Bank of Kansas.

On December 5, 2008, we issued to the United States Department of the Treasury (the “Treasury Department”) 70,000 shares of Fixed Rate Cumulative Preferred Stock, Series B, par value $1,000 per share (the “Series B Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total price of $70.0 million.  The Series B Preferred Stock paid cumulative dividends at a rate of 5% per year for the first 5 years and thereafter at a rate of 9% per year.

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

We allocated $66.3 million to the Series B Preferred Stock and $3.7 million to the warrant based on their relative fair values at the issue date.  The amount allocated to the warrant is accreted over the estimated life of the Series B Preferred Stock using five years.  Such accretion for the years ended December 31, 2012 and 2011 were $1.5 million and $0.7 million, respectively.

In July 2011, we determined to defer payment of dividends on our Series B Preferred Securities issued under the U.S. Treasury Department’s Capital Purchase Program, effective for the dividend payments, beginning August 15, 2011.

In August 2012, we repurchased from the Treasury Department all 70,000 outstanding shares of our Series B Preferred Stock. As a result of the repurchase, we took a one-time, non-cash equity charge of approximately $1.2 million to reflect accelerated accretion of the remaining discount on the Series B Preferred.

We have reserved for issuance 150,000 shares of common stock pursuant to the terms of the Employee Stock Purchase Plan.  The Employee Stock Purchase Plan allows our employees to acquire additional common shares through payroll deductions.  From July 1999 to August 2009, shares issued out of this plan came from treasury shares, subsequent shares issued came from the reserved shares.  As of December 31, 2012, 53,961 new shares had been issued and 52,500 treasury shares had been reissued under this plan.

We have reserved 1,960,000 shares of common stock pursuant to the terms of the 1999 Plan, which expired during 2008.  The 1999 Plan provided selected key employees with the opportunity to acquire common stock.  As of December 31, 2012, 275,255 new shares had been issued and 1,622,385 treasury shares had been reissued under the 1999 Plan.  Options issued under the 1999 plan will continue in effect and will be subject to the requirements of the plan, but no new options will be granted under this plan.

We have reserved 800,000 shares of common stock pursuant to the terms of the 2008 Stock Plan.  The 2008 Stock Plan provides selected key employees with the opportunity to acquire common stock.  As of December 31, 2012, 122,881 new shares had been issued and 25,725 treasury shares had been reissued by the 2008 Stock Plan.

Note 14:  Earnings per Common Share

The following table shows the computation of basic and diluted earnings per common share:

			As Restated
(Dollars in thousands, except earnings per share data)	2012	2011	2010
Numerator:
Net income (loss)	$16,187	$(68,295)	$11,367
Preferred dividend	(2,196)	(3,522)	(3,500)
Warrant amortization	(1,545)	(731)	(687)
Net income (loss) available to common shareholders	12,446	(72,548)	7,180
Earnings allocated to participating securities	-	-	(36)
Numerator for basic earnings per common share	12,446	(72,548)	7,144
Effect of reallocating undistributed earnings
of participating securities	-	-	-
Numerator for diluted earnings per common share	$12,446	$(72,548)	$7,144

Denominator:
Denominator for basic earnings per common share -
Weighted average common shares outstanding	19,374,098	19,414,231	17,848,610
Effect of dilutive securities:
Stock options	-	-	16,581
Warrant	-	-	-
Denominator for diluted earnings per common share	19,374,098	19,414,231	17,865,191

Earnings per common share:
Basic	$0.64	$(3.73)	$0.40
Diluted	$0.64	$(3.73)	$0.40

Note 15:  Capital Requirements and Regulatory Matters

We, Stillwater National, and Bank of Kansas are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our, Stillwater National’s, and Bank of Kansas’ financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we, Stillwater National, and Bank of Kansas must meet specific capital guidelines that involve quantitative measures of our, Stillwater National’s, and Bank of Kansas’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  We, Stillwater National’s, and Bank of Kansas’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require us, Stillwater National, and Bank of Kansas to maintain minimum amounts of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined).

Management believes, as of December 31, 2012 and 2011, that we, Stillwater National, and Bank of Kansas met all capital adequacy requirements.

The OCC notified Stillwater National, that effective May 17, 2012, it is no longer subject to the written formal agreement entered into on January 27, 2010.  The written formal agreement primarily related to levels of commercial real estate lending and problem assets, and included a requirement for Stillwater National to submit written plans to the OCC and to take required actions related to improving credit risk management.  In addition, the written formal agreement required submission of a three-year capital plan and required Stillwater National to obtain OCC approval before increasing its use of brokered deposits or declaring dividends.

Further, the OCC has notified Stillwater National that it is no longer subject to the informal Individual Minimum Capital agreement entered into on January 27, 2010, which required Stillwater National to maintain a ratio of total capital to risk weighted assets of at least 12.5% and a Tier 1 leverage ratio of at least 8.5%.  The general regulatory minimums to be well-capitalized are a total risk based capital ratio of 10.00%, a Tier 1 risk based capital ratio of 6.00%, and a leverage ratio of 5.00%.

As of December 31, 2012 and 2011, Stillwater National and Bank of Kansas were categorized as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, Stillwater National and Bank of Kansas must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.

Southwest’s, Stillwater National’s, and Bank of Kansas’ actual capital amounts and ratios are presented below.

			To Be Well Capitalized
			Under Prompt Corrective				For Capital
	Actual		Action Provisions				Adequacy Purposes
(Dollars in thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of December 31, 2012:
Total Capital (to risk-weighted assets)
Southwest	$339,964	21.56%	$	N/A	N/A	%	$126,122	8.00%
Stillwater National	269,323	19.55		137,793	10.00		110,234	8.00
Bank of Kansas	33,356	18.37		18,161	10.00		14,529	8.00
Tier I Capital (to risk-weighted assets)
Southwest	319,665	20.28		N/A	N/A		63,061	4.00
Stillwater National	236,705	17.18		82,676	6.00		55,117	4.00
Bank of Kansas	31,064	17.10		10,896	6.00		7,264	4.00
Tier I Leverage (to average assets)
Southwest	319,665	15.01		N/A	N/A		85,201	4.00
Stillwater National	236,705	13.14		90,088	5.00		72,070	4.00
Bank of Kansas	31,064	10.02		15,506	5.00		12,405	4.00

As of December 31, 2011:
Total Capital (to risk-weighted assets)
Southwest	$395,292	20.78%	$	N/A	N/A	%	$152,211	8.00%
Stillwater National	314,550	18.56		169,462	10.00		135,570	8.00
Bank of Kansas	35,731	18.82		18,984	10.00		15,187	8.00
Tier I Capital (to risk-weighted assets)
Southwest	371,114	19.51		N/A	N/A		76,106	4.00
Stillwater National	278,079	16.41		101,677	6.00		67,785	4.00
Bank of Kansas	33,325	17.55		11,390	6.00		7,593	4.00
Tier I Leverage (to average assets)
Southwest	371,114	14.50		N/A	N/A		102,346	4.00
Stillwater National	278,079	12.53		110,966	5.00		88,773	4.00
Bank of Kansas	33,325	10.32		16,143	5.00		12,914	4.00

The approval of the OCC is required if the total of all dividends declared by Stillwater National in any calendar year exceeds the total of its net profits of that year combined with its retained net profits of the preceding two years.  In addition, Stillwater National may not pay a dividend if, after paying the dividend, Stillwater National would be undercapitalized.  For the year ended December 31, 2012, Stillwater National declared $65.0 million in dividends.  No dividends were declared by Stillwater National for the years ended December 31, 2011 and 2010.

The same dividend restrictions apply to Bank of Kansas with approval required from the FDIC.   Bank of Kansas declared $5.0 million in dividends for the year ended December 31, 2012.  No dividends were declared by Bank of Kansas for the years ended December 31, 2011 and 2010.

Note 16:  Employee Benefits

On October 1, 2010, we began sponsoring a 401(k) defined contribution savings plan, which replaced the noncontributory, defined contribution profit sharing plan.  The plan covers all employees who have completed one year of service and have attained the age of 21.  The plan is subject to the Employee Retirement Income Security Act of 1974, as amended.  This plan permits participants to make before or after-tax contributions in an amount not exceeding 90% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations.  We will make an annual nonelective contribution of 3% of eligible compensation.  We made contributions of $0.7 million in both 2012 and 2011.  We made contributions of $0.2 million and $1.3 million in 2010 and 2009, respectively, to the noncontributory, defined contribution profit sharing plan.

Stock Options –  We recorded no share-based compensation expense with respect to stock options for the years ended December 31, 2012 and 2011.  We recorded $200 of total share-based compensation expense for the year ended December 31, 2010.  The share-based compensation is calculated using the accrual method, which treats each vesting tranche as a separate award and amortizes expense evenly from grant date to vest date for each tranche.  The amortization of stock-based compensation reflects actual forfeitures, and as of December 31, 2012, there was no unrecognized compensation expense.  The deferred tax asset that was recorded related to this compensation expense was approximately $0 for tax year 2012, $92,000 for tax year 2011, and $174,000 for tax year 2010.

We have computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model.  No options were granted in 2012, 2011, or in 2010.

A summary of option activity under the Stock Plans as of December 31, 2012 and changes during the three-year period then ended is presented below.

			Weighted
		Weighted	Average Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (dollars
	Options	Price	Life (Years)	in thousands)
Outstanding at December 31, 2009	379,324	$20.98
Granted	-	-
Exercised	(38,100)	5.29
Canceled/expired	(139,009)	20.89
Outstanding at December 31, 2010	202,215	$24.00
Granted	-	-
Exercised	-	-
Canceled/expired	(128,401)	23.59
Outstanding at December 31, 2011	73,814	$24.72
Granted	-	-
Exercised	-	-
Canceled/expired	(68,814)	25.28
Outstanding at December 31, 2012	5,000	$16.93	0.07	-

Total exercisable at December 31, 2010	202,215	$24.00
Total exercisable at December 31, 2011	73,814	$24.72
Total exercisable at December 31, 2012	5,000	$16.93		-

No stock options were exercised in 2012 and 2011.  During 2010, all shares issued in connection with stock option exercises were issued from available authorized shares.  The total intrinsic value of options exercised was $0.3 million, the amount of cash received from exercises was $0.2 million and the fair value of options that became vested was $6,000 for the year ended December 31, 2010.

Restricted Stock - Restricted shares granted as of December 31, 2012, 2011 and 2010 was 200,798,  120,298, and 104,198, respectively.  We recognized $0.1 million for the year ended December 31, 2012 and $0.2 million for the years ended December 31, 2011 and 2010,  in compensation expense, net of tax, related to all restricted shares outstanding.  At December 31, 2012, there was $0.8 million of total unrecognized compensation expense related to restricted shares granted under the Stock Plans. Of the total unrecognized compensation expense at December 31, 2012, $0.7 million will be recognized in 2013 and the remainder over the following two years.

The 2012 and 2011 grants of restricted stock have a vesting period between six months to 3 years.  The restrictions on the shares expire one year after the award date or upon a change in control of Southwest (subject to the prohibition on parachute payments imposed by the American Reinvestment and Recovery Act) or the permanent and total disability or death of the participant.  We recognize compensation expense over the restricted period.

Note 17:  Related Party Transactions

Directors and officers of us, Stillwater National, and Bank of Kansas were customers of, and had transactions with, us in the ordinary course of business, and similar transactions are expected in the future.  All loans included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and in management’s opinion did not involve more than normal risk of loss or present other unfavorable features.  Certain directors, and companies in which they have ownership interests, had indebtedness to us totaling $3.7 million and $3.4 million at December 31, 2012 and 2011, respectively.  During 2012, $3.5 million of new loans and advances on existing loans were made to these persons and repayments totaled $3.3 million.

At December 31, 2012 and 2011, directors, officers and other related parties had demand, non-interest bearing deposits of $2.4 million and $3.3 million, respectively, savings and interest-bearing transaction accounts of $12.3 million and $9.8 million, respectively, and time certificates of deposit of $0.8 million and $1.2 million, respectively.

Note  18:  Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies

Financial Instruments with Off-Balance-Sheet Risk – In the normal course of business, we make use of a number of different financial instruments to help meet the financial needs of our customers.  In accordance with U.S. generally accepted accounting principles, these transactions are not presented in the accompanying consolidated financial statements and are referred to as off-balance sheet instruments.  These transactions and activities include commitments to extend lines of commercial and real estate mortgage credit and standby and commercial letters of credit.

The following table provides a summary of our off-balance sheet financial instruments:

	At December 31,
(Dollars in thousands)	2012	2011
Commitments to extend commercial and real estate mortgage credit	$248,337	$157,461
Standby and commercial letters of credit	6,744	5,592
Total	$255,081	$163,053

A loan commitment is a binding contract to lend up to a maximum amount for a specified period of time provided there is no violation of any financial, economic, or other terms of the contract.  A standby letter of credit obligates us to honor a financial commitment to a third party should our customer fail to perform.  Many loan commitments and most standby letters of credit expire unfunded, and, therefore, total commitments do not represent our future funding obligations.  Loan commitments and letters of credit are made under normal credit terms, including interest rates and collateral prevailing at the time, and usually require the payment of a fee by the customer.  Commercial letters of credit are commitments generally issued to finance the movement of goods between buyers and sellers.  Our exposure to credit loss, assuming commitments are funded, in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments.  We do not anticipate any material losses as a result of the commitments.

Litigation – In the normal course of business, we are at all times subject to various pending and threatened legal actions.  The relief or damages sought in some of these actions may be substantial.  After reviewing pending and threatened actions with counsel, management considers that the outcome of such actions will not have a material adverse effect on our financial position; however, we are not able to predict whether the outcome of such actions may or may not have a material adverse effect on results of operations in a particular future period as the timing and amount of any resolution of such actions and relationship to the future results of operations are not known.

Severance Compensation Plan and Change in Control Agreements – We have adopted a Severance Compensation Plan and a Change of Control Agreement (the “Plans”) for the benefit of certain officers and key members of management.  The Plan’s purpose is to protect and retain certain qualified employees in the event of a change in control and to reward those qualified employees for loyal service to us by providing severance compensation to them upon their involuntary termination of employment after a change in control of Southwest.  At December 31, 2012, we have not recorded any amounts in the Consolidated Financial Statements relating to the Plans.  If a change of control were to occur, the maximum amount payable to certain officers and key members of management would approximate $3.4 million.

Note 19:  Operating Segments

We operate six principal segments:  Oklahoma Banking, Texas Banking, Kansas Banking, Out of Market, Secondary Market, and Other Operations.  The Oklahoma Banking segment, the Texas Banking segment, and the Kansas Banking segment provide deposit and lending services to customers in the states of Oklahoma, Texas, and Kansas.  The Out of Market segment provides lending services to customers outside Oklahoma, Texas, and Kansas.  The Secondary Market segment consists of three operating units: one that provides student lending services to post-secondary students in Oklahoma and several other states, one that provides residential mortgage lending services to customers in Oklahoma, Texas, and Kansas, and one that provides United States Department of Agriculture (“USDA”) government guaranteed commercial real estate lending services to rural healthcare providers.  Other Operations includes our funds management unit, SNB Wealth Management, and corporate investments.

The primary purpose of the funds management unit is to manage our overall internal liquidity needs and interest rate risk.  Each segment borrows funds from or provides funds to the funds management unit as needed to support its operations.  The value of funds provided to and the cost of funds borrowed from the funds management unit by each segment are internally priced at rates that approximate market rates for funds with similar duration.  The yield used in the funds transfer pricing curve is a blend of rates based on the volume usage of retail and brokered certificates of deposit and Federal Home Loan Bank advances.

We identify reportable segments by type of service provided and geographic location.  Operating results are adjusted for borrowings, allocated service costs, and management fees.  Portfolio loans are allocated based upon the state of the borrower or the location of the real estate in the case of real estate loans.  Loans included in the Out of Market segment are portfolio loans attributable to twenty-six states other than Oklahoma, Texas, or Kansas and primarily consist of healthcare and commercial real estate credits.  These out of state loans are administered by offices in Oklahoma, Texas, or Kansas.

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

Capital is assigned to each of the segments using a risk-based capital pricing methodology that assigns capital ratios by asset, deposit, or revenue category based on credit risk, interest rate risk, market risk, operational risk, and liquidity risk factors.

The following table summarizes financial results by operating segment:

For the year ended December 31,2012
	Oklahoma	Texas	Kansas	Out of	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Market	Market	Operations*	Company

Net interest income	$36,846	$28,947	$11,929	$5,363	$1,383	$(7,905)	$76,563
Provision for loan losses	(2,699)	375	(3,123)	8,554	-	-	3,107
Noninterest income	7,623	1,818	2,332	218	2,771	1,174	15,936
Noninterest expenses	27,861	12,668	13,683	1,808	2,430	4,872	63,322
Income (loss) before taxes	19,307	17,722	3,701	(4,781)	1,724	(11,603)	26,070
Taxes on income	7,319	6,719	1,403	(1,813)	654	(4,399)	9,883
Net income (loss)	$11,988	$11,003	$2,298	$(2,968)	$1,070	$(7,204)	$16,187

* Includes externally generated revenue of $1.7 million, primarily from investing services, and an internally generated loss of $8.5 million from the funds management unit

Fixed asset expenditures	$178	$ $ 71	$ $ 8	$-	$-	$ $ 1,362	$1,619
Total loans at period end	536,855	491,442	184,330	134,426	31,682	-	1,378,735
Total assets at period end	558,332	491,024	188,576	127,478	34,304	722,541	2,122,255
Total deposits at period end	1,254,347	166,919	270,369	-	2,420	15,523	1,709,578

For the year ended December 31,2011 (As Restated)
	Oklahoma	Texas	Kansas	Out of	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Market	Market	Operations*	Company

Net interest income	$44,494	$36,619	$13,814	$6,565	$1,456	$(6,616)	$96,332
Provision for loan losses	16,226	75,027	9,494	31,293	61	-	132,101
Noninterest income	7,709	1,816	1,956	221	1,297	1,019	14,018
Noninterest expenses	30,821	27,723	17,820	7,896	2,121	3,820	90,201
Income (loss) before taxes	5,156	(64,315)	(11,544)	(32,403)	571	(9,417)	(111,952)
Taxes on income	2,010	(25,079)	(4,501)	(12,636)	223	(3,674)	(43,657)
Net income (loss)	$3,146	$(39,236)	$(7,043)	$(19,767)	$348	$(5,743)	$(68,295)

* Includes externally generated revenue of $3.9 million, primarily from investing services, and an internally generated loss of $9.5 million from the funds management unit

Fixed asset expenditures	$366	$3	$193	$-	$5	$1,119	$1,686
Total loans at period end	688,592	665,010	238,468	132,723	38,695	-	1,763,488
Total assets at period end	720,815	665,846	245,005	136,579	40,876	568,155	2,377,276
Total deposits at period end	1,406,360	156,102	276,757	-	1,430	80,733	1,921,382

For the year ended December 31,2010 (As Restated)
	Oklahoma	Texas	Kansas	Out of	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Market	Market	Operations*	Company

Net interest income	$43,278	$42,311	$14,387	$8,445	$1,500	$(2,590)	$107,331
Provision for loan losses	66	22,992	3,605	8,897	-	-	35,560
Noninterest income	8,178	1,726	2,437	368	2,359	3,496	18,564
Noninterest expenses	28,020	13,740	17,864	2,919	2,269	4,418	69,230
Income (loss) before taxes	23,370	7,305	(4,645)	(3,003)	1,590	(3,512)	21,105
Taxes on income	8,522	2,664	347	(1,095)	580	(1,280)	9,738
Net income (loss)	$14,848	$4,641	$(4,992)	$(1,908)	$1,010	$(2,232)	$11,367

* Includes externally generated revenue of $7.9 million, primarily from investing services, and an internally generated loss of $7.0 million from the funds management unit

Fixed asset expenditures	$161	$ $ 40	$ $ 152	$-	$52	$ $ 632	$1,037
Total loans at period end	871,393	982,845	289,642	241,041	35,194	-	2,420,115
Total assets at period end	899,269	976,383	304,203	231,591	37,483	366,015	2,814,944
Total deposits at period end	1,565,124	160,181	268,867	-	1,389	257,167	2,252,728

Note 20:  Parent Company Condensed Financial Information

Following are the condensed financial statements of Southwest Bancorp, Inc. (“Parent Company only”) for the periods indicated:

	At December 31,
(Dollars in thousands)	2012	2011
Statements of Financial Condition
Assets:
Cash and cash equivalents	$18,245	$32,050
Investment in subsidiary banks	293,573	343,084
Investments in other subsidiaries	9,355	9,294
Investment securities, available for sale	2,462	1,986
Other assets	8,391	5,547
Total	$332,026	$391,961

Liabilities:
Subordinated debentures	81,963	81,963
Other liabilities	4,007	8,409
Shareholders' Equity:
Preferred stock and related accounts	-	68,455
Common stock and related accounts	246,056	233,134
Total	$332,026	$391,961

	For the Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Statements of Operations
Income:
Cash dividends from subsidiaries	$70,175	$160	$159
Noninterest income	595	774	802
Investment income	340	31	352
Other operating income	-	45	-
Security gains	-	-	13
Total income	71,110	1,010	1,326
Expense:
Interest on subordinated debentures	5,463	5,306	5,289
Noninterest expense	3,187	2,107	1,263
Total expense	8,650	7,413	6,552
Total income (loss) before taxes and equity in
undistributed income of subsidiaries	62,460	(6,403)	(5,226)
Taxes on income	(2,900)	(2,563)	(1,991)
Income (loss) before equity in undistributed
income of subsidiaries	65,360	(3,840)	(3,235)
Equity in undistributed income (loss) of subsidiaries	(49,173)	(64,455)	14,602
Net income (loss)	$16,187	$(68,295)	$11,367

	For the Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Statements of Cash Flows
Operating activities:
Net income	$16,187	$(68,295)	$11,367
Equity in undistributed income of subsidiaries	49,173	64,455	(14,602)
Other, net	(5,437)	499	1,310
Net cash provided by (used in) operating activities	59,923	(3,341)	(1,925)
Investing activities:
Available for sale securities:
Purchases	(247)	(724)	(180)
Sales / Maturities	-	46	13
Capital contribution to Banks	-	-	(25,000)
Investment in/capital contribution to other subsidiaries	-	-	-
Return of capital/advances from other subsidiaries	-	-	70
Net cash used in investing activities	(247)	(678)	(25,097)
Financing activities:
Net increase (decrease) in short-term borrowings	-	-	-
Net proceeds from issuance of common stock	925	278	54,497
Proceeds from issuance of subordinated debentures	-	-	-
Proceeds from issuance of preferred stock	-	-	-
Preferred stock dividend	(74,330)	(1,751)	(3,851)
Common stock dividends	-	-	-
Other, net	(76)	-	-
Net cash provided by (used in) financing activities	(73,481)	(1,473)	50,646
Net increase (decrease) in cash and cash equivalents	(13,805)	(5,492)	23,624
Cash and cash equivalents,
Beginning of year	32,050	37,542	13,918
End of year	$18,245	$32,050	$37,542

Note 21:  Subsequent Events

Change in segment reporting structure – Beginning January 1, 2013, all segments of our subsidiaries will report loans based on the originating loan officers’ location. The change in loan segment reporting will enable management to better measure profitability at each of the loan originating locations. Accordingly, we will restate the prior period loan balances at each of the segments in future filings. Prior to January 1, 2013, loans were reported based on the location of the collateral.    We are currently assessing the impact of the change on the financial statements.

Note 22:  New Authoritative Accounting Guidance

In May 2011, FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards).  ASU 2011-04 was effective for us beginning January 1, 2012 and did not have a significant impact on the financial statements.  We have incorporated the required disclosures as part of “Note 7 Fair Value Measurements”.

In June 2011, FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income – Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented.  The option to present components of other comprehensive income as part of the statement of stockholders’ equity was eliminated.  ASU 2011-05 was effective for us retrospectively for fiscal years, and interim periods within those years, beginning January 1, 2012 with the exception of the disclosure of the reclassification adjustments on the face of the financial statements, which was deferred.  These disclosure requirements did not have a significant impact on our Consolidated Financial Statements.

In August 2011, FASB issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (“ASU 2011-08”).  ASU 2011-08 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, the unit is required to perform the first step of the two-step impairment by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  ASU 2011-08 was effective for us beginning January 1, 2012 and did not have a significant impact on the Financial Statements.

In September 2012, the Emerging Issues Task Force reaffirmed the consensus-for-exposure reached in March 2012 regarding the Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (“Issue 12-C”). The Task Force determined that when a reporting entity initially recognizes an indemnification asset (in accordance with Subtopic 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity would be required to account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value of the indemnification asset would be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining term of the indemnified assets). The amendments resulting from Issue 12-C would be applied prospectively to any new indemnification assets acquired and to changes in expected cash flows of existing indemnification assets occurring on or after the date of adoption. The guidance is effective for us on January 1, 2013 and is not expected to have a significant impact on our Financial Statements.

Item 9.  Change in and disagreements with accountants on accounting and financial disclosures

None.

item 9A.  Controls and Procedures

Management’s Assessment of the Effectiveness of Disclsoure Controls and Procedures

As required by SEC rules, our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012.  Our Chief Executive Officer and Chief Financial Officer participated in the evaluation.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weakness in internal controls related to management’s review of the goodwill impairment analysis as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by SEC rules, our management evaluated the effectiveness of our internal control over financial reporting as defined in SEC Rule 13a-15 as of December 31, 2012. Our Chief Executive Officer and Chief Financial Officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012, because of a material weakness in internal controls related to management’s review of the goodwill impairment analysis as described below.

The report by our independent registered public accounting firm, Ernst & Young LLP, on our internal control over financial reporting is included on page 95.

Fourth Quarter 2012 Changes in Internal Control over Financial Reporting

During the fourth quarter 2012 Annual Goodwill Impairment Analysis, we identified a miscalculation in the valuation analysis related to the goodwill of our Kansas market segment (a/k/a reportable segment or reporting unit).  The correction of the miscalculation resulted in our identification of a noncash impairment charge of $5.6 million of goodwill at year-end 2010, which had not been previously reported. The impairment reduced our net income for 2010 by $5.6 million and resulted in a $5.6 million reduction to our total assets and shareholders’ equity at December 31, 2010.

We determined that the error was a result of a material weakness in internal control related to the review of the excel spreadsheets used in the hypothetical purchase price allocation as required for step two of our annual goodwill impairment analysis.  We are in the process of developing and implementing new processes and procedures to remediate the material weakness that existed in our internal control over financial reporting as of December 31, 2012, as well as the continued improvement of our overall system of internal controls over financial reporting. Specifically, we expanded and improved our review of the valuation and impairment processes related to goodwill and other intangible assets. Our new CFO (who joined Southwest during the fourth quarter of 2012) and our newly appointed Director of Internal Audit (we established a formal Internal Audit Function during the second quarter of 2012, largely replacing the prior outsourced arrangement), along with other key members of management, will be active participants in this process. We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting, however we have not completed all of the corrective processes and procedures as contemplated herein. During 2013, management will test and evaluate the implementation of these new processes and procedures to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Southwest Bancorp, Inc.

We have audited Southwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Southwest Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness over internal controls related to their review of the goodwill impairment analysis. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Southwest Bancorp, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of those financial statements, and this report does not affect our report dated March 6, 2013 which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Southwest Bancorp has not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

/s/ Ernst & Young LLP Tulsa, Oklahoma March 6, 2013

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14.  pRINCIPAL aCCOUNTING fEES AND sERVICES

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1) Financial Statements.  The following financial statements are filed as part of this report:

Independent Registered Public Accounting Firm’s Report for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Financial Condition at December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011, and 2010

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011, and 2010

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2012, 2011, and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2012, 2011, and 2010

(2) Financial Statement Schedules.  All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10‑K.

	Exhibit Number	Exhibit Description
	3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 5.1 to Current Report on Form 8-K filed October 2, 2012)
	3.2	Amended and Restated Bylaws of Southwest Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 27, 2012)
*	10.1	Southwest Bancorp, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (File No. 33-97850))
*	10.2	Southwest Bancorp, Inc. and Affiliates Amended and Restated Severance Compensation Plan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed January 2, 2008)
*	10.3	Southwest Bancorp, Inc. 1999 Stock Option Plan as Amended and Restated (incorporated by reference to Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
*	10.4

Stillwater National Bank and Trust Company 2002 and 2003 Deferred Compensation Plans (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

*	10.5

Stillwater National Bank and Trust Company Amended and Restated Supplemental Profit Sharing Plan for Rick Green (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed January 2, 2008)

	10.6

Indemnification Agreements by and between Southwest Bancorp, Inc. and James E. Berry II, Thomas D. Berry, J. Berry Harrison, David P. Lambert, Robert B. Rodgers, Russell W. Teubner, John Cohlmia, and Anthony W. Martin (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

	10.7

Indemnification Agreements by and between Southwest Bancorp, Inc. and Steve Gobel, Kimberly Sinclair, and Charles H. Westerheide (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

	Exhibit Number	Exhibit Description
	10.8

Indemnification Agreements by and between Southwest Bancorp, Inc. and David S. Crockett, Jr. (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

	10.9

Indemnification Agreements by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

*	10.10	Director’s Deferred Compensation Plan by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10 to Current Report on Form 8-K dated December 28, 2006)
*	10.11

Amendment to Director’s Deferred Compensation Plan by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 2, 2008)

	10.12

Audit Committee Financial Expert Agreement by and between Southwest Bancorp, Inc. and David S. Crockett, Jr. (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*	10.13	Southwest Bancorp, Inc. 2008 Stock Based Award Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
*	10.14	Southwest Bancorp, Inc. Form of Restricted Stock Agreement Amendments (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
*	10.15	Severance and Release Agreement by and between Stillwater National Bank and Trust Company and Jerry Lanier, dated November 2, 2011
	10.16

Loan and Real Estate Sale Agreement by and between Southwest Bancorp, Inc. and SW Loan Portfolio Holdings, L.P., dated December 1, 2011 (incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

*	10.17	Form of TARP Restricted Employee Agreement dated June 18, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 18, 2012)
*	10.18

Change of Control Agreement by and between Southwest Bancorp, Inc. and Priscilla Barnes dated August 3, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

	10.19

Letter Agreement dated August 8, 2012, by and between the United Stated Department of the Treasury and Southwest Bancorp, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 8, 2012)

*	10.20

Employment Agreement dated August 30, 2012 by and among Southwest Bancorp, Inc., the Stillwater National Bank and Trust Company, Bank of Kansas, and Mark W. Funke (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 5, 2012)

*	10.21	Mandatory Retirement Age Policy—Chief Executive Officer (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 5, 2012)
*	10.22

Employment Agreement dated November 15, 2012 by and among Southwest Bancorp, Inc., Stillwater National Bank and Trust Company, Bank of Kansas, and Joe T. Shockley, Jr. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 16, 2012)

*	10.23	Stillwater National Bank and Trust Company 2013 Elective Non-Qualified Deferred Compensation Plan
*	10.24	Description of Southwest Bancorp, Inc. 2013 Senior Management Incentive Plan (incorporated by reference to Current Report on Form 8-K filed on December 27, 2012)
*	10.25	Change of Control Agreement by and between Southwest Bancorp, Inc. and Kimberly Sinclair dated March 6, 2013
	21	Subsidiaries of the Registrant
	23	Consent of Independent Registered Public Accounting Firm
	31(a), (b)	Rule 13a-14(a)/15d-14(a) Certifications
	32(a), (b)	18 U.S.C. Section 1350 Certifications

Exhibit Number	Exhibit Description
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

March 6, 2013by: /s/ Mark W. Funke

     Mark W. Funke

     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Officers

/s/ Mark W. Funke	March 6, 2013
Mark W. Funke
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Joe T. Shockley, Jr.	March 6, 2013
Joe T. Shockley, Jr.
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Directors

/s/ James E. Berry, II	March 6, 2013	/s/ David P. Lambert	March 6, 2013
James E Berry, II		David P. Lambert

/s/ Thomas D. Berry	March 6, 2013	/s/ Larry J. Lanie	March 6, 2013
Thomas D. Berry		Larry J. Lanie

/s/ John Cohlmia	March 6, 2013	/s/ Marran Ogilvie	March 6, 2013
John Cohlmia		Marran Ogilvie

/s/ David S. Crockett, Jr.	March 6, 2013	/s/ Robert B. Rodgers	March 6, 2013
David S. Crockett, Jr.		Robert B. Rodgers

/s/ J. Berry Harrison	March 6, 2013	/s/ Russell W. Teubner	March 6, 2013
J. Berry Harrison		Russell W. Teubner

/s/ James M. Johnson	March 6, 2013
James M. Johnson