Form 10-Q
period 2013-03-31
SOUTHWEST BANCORP INC
filed 2013-05-07
CIK 914374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

 __________________

[ x ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

[  x ] YES            [    ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [ x ] Non-Accelerated Filer [  ]            Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[    ] YES            [ x ] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 6, 2013, the issuer has 19,692,430 shares of its Common Stock, par value $1.00, outstanding.

SOUTHWEST BANCORP, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Southwest Bancorp, Inc. (“we”, “our”, “us”, “Southwest”) makes forward-looking statements in this Form 10-Q and documents incorporated by reference into it that are subject to risks and uncertainties.  Forward-looking statements often use words such as “anticipate”, “target”, “outlook”, “forecast”, “will”, “should”, “expect”, “estimate”, “intend”, “plan”, “goal”,
“believe”, or other words with similar meanings.  Forward-looking statements are subject to numerous assumptions, risks, and uncertainties, which change over time, many of which are beyond the control of Southwest.  We intend these statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws,  regulations and accounting principles; changes in effective tax rates or the expiration of favorable tax provisions; changes in regulatory standards and examination policies; and a variety of other matters.  These other matters include, among other things, the direct and indirect effects of economic conditions on interest rates, credit quality, loan demand, liquidity, and monetary and supervisory policies of banking regulators.  Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements.  In addition, our past growth and performance do not necessarily indicate its future results.  For other factors, risks, and uncertainties that could cause actual results to differ materially from estimates and projections contained in forward-looking statements, please read the “Risk Factors” contained in our reports to the Securities and Exchange Commission.

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

Management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Financial Condition

	March 31,	December 31,
(Dollars in thousands)	2013	2012
Assets:
Cash and due from banks	$26,677	$45,045
Interest-bearing deposits	317,513	243,034
Cash and cash equivalents	344,190	288,079
Securities held to maturity (fair values of $12,539 and $13,659, respectively)	11,777	12,797
Securities available for sale (amortized cost of $348,099 and $358,317, respectively)	353,828	364,315
Loans held for sale	7,297	31,682
Noncovered loans receivable	1,296,317	1,321,346
Less: Allowance for loan losses	(42,639)	(46,494)
Net noncovered loans receivable	1,253,678	1,274,852
Covered loans receivable (includes loss share: $5,612 and $6,714, respectively)	23,601	25,707
Less: Allowance for loan losses	(214)	(224)
Net covered loans receivable	23,387	25,483
Net loans receivable	1,277,065	1,300,335
Accrued interest receivable	6,346	6,365
Income tax receivable	1,665	24,525
Premises and equipment, net	21,395	21,691
Noncovered other real estate	9,422	11,315
Covered other real estate	2,243	3,643
Goodwill	1,214	1,214
Other intangible assets, net	4,869	4,864
Other assets	50,383	51,430
Total assets	$2,091,694	$2,122,255

Liabilities:
Deposits:
Noninterest-bearing demand	$416,979	$424,008
Interest-bearing demand	125,914	112,012
Money market accounts	437,629	423,417
Savings accounts	39,733	37,693
Time deposits of $100,000 or more	317,270	351,273
Other time deposits	340,143	361,175
Total deposits	1,677,668	1,709,578
Accrued interest payable	1,064	1,116
Other liabilities	9,618	13,180
Other borrowings	70,872	70,362
Subordinated debentures	81,963	81,963
Total liabilities	1,841,185	1,876,199
Shareholders' equity:
Common stock - $1 par value; 40,000,000 shares authorized;
19,692,038, 19,529,705, shares issued and outstanding, respectively	19,692	19,530
Paid in capital	101,622	99,705
Retained earnings	127,483	125,093
Accumulated other comprehensive income	1,712	1,728
Total shareholders' equity	250,509	246,056
Total liabilities & shareholders' equity	$2,091,694	$2,122,255

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Operations

	For the three months
	ended March 31,
(Dollars in thousands, except earnings per share data)	2013	2012
Interest income:
Interest and fees on loans	$17,006	$23,377
Investment securities:
U.S. Government and agency obligations	472	393
Mortgage-backed securities	867	1,319
State and political subdivisions	304	212
Other securities	48	22
Other interest-earning assets	240	184
Total interest income	18,937	25,507

Interest expense:
Interest-bearing demand	45	70
Money market accounts	236	286
Savings accounts	12	13
Time deposits of $100,000 or more	698	1,320
Other time deposits	661	1,207
Other borrowings	220	224
Subordinated debentures	1,459	1,538
Total interest expense	3,331	4,658

Net interest income	15,606	20,849

Provision for loan losses	498	1,716
Net interest income after provision for loan losses	15,108	19,133

Noninterest income:
Service charges and fees	2,660	2,927
Gain on sales of loans, net	814	535
Other noninterst income	63	52
Total noninterest income	3,537	3,514

Noninterest expense:
Salaries and employee benefits	8,136	7,247
Occupancy	2,574	2,545
FDIC and other insurance	491	783
Other real estate, net	353	372
General and administrative	2,834	3,362
Total noninterest expense	14,388	14,309
Income before taxes	4,257	8,338
Taxes on income	1,868	3,127
Net income	$2,389	$5,211
Net income available to common shareholders	$2,389	$4,119

Basic earnings per common share	$0.12	$0.21
Diluted earnings per common share	0.12	0.21
Common dividends declared per share	-	-

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

	For the three months
	ended March 31,
(Dollars in thousands)	2013	2012

Net income	$2,389	$5,211

Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities	(269)	114
Change in fair value of derivative used for cash flow hedge	241	225
Other comprehensive income (loss), before tax	(28)	339
Tax benefit (expense) related to items of other comprehensive
income (loss)	12	(154)
Other comprehensive income (loss), net of tax	(16)	185
Comprehensive income	$2,373	$5,396

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statement of Cash Flows

	For the three months
	ended March 31,
(Dollars in thousands)	2013	2012
Operating activities:
Net income	$2,389	$5,211
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	498	1,716
Adjustment to other real estate	1,531	147
Deferred tax expense	1,619	3,050
Asset depreciation	611	597
Securities premium amortization, net of discount accretion	1,018	656
Amortization of intangibles	411	296
Stock based compensation expense	313	26
Net gain on sales of available for sale loans	(814)	(535)
Net loss on sales of premises/equipment	4	-
Net gain on sales of other real estate	(1,277)	(100)
Proceeds from sales of held for sale loans	36,968	28,223
Held for sale loans originated for resale	(38,089)	(27,916)
Net changes in assets and liabilities:
Accrued interest receivable	19	(232)
Other assets	626	276
Income tax receivable / payable	22,860	4,073
Excess tax expense from share-based payment arrangements	-	49
Accrued interest payable	(52)	1,327
Other liabilities	(3,437)	373
Net cash provided by operating activities	25,198	17,237
Investing activities:
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	5,000	2,250
Available for sale securities	28,622	15,426
Purchase of other investments	(6)	(3)
Purchases of available for sale securities	(23,402)	(76,726)
Principal repayments, net of loans originated	48,837	118,463
Purchases of premises and equipment	(343)	(575)
Proceeds from sales of premises and equipment	24	91
Proceeds from sales of other real estate	3,410	1,389
Net cash provided by investing activities	62,142	60,315
Financing activities:
Net decrease in deposits	(31,910)	(114,602)
Net increase (decrease) in other borrowings	510	(1,340)
Net proceeds from issuance of common stock	170	14
Excess tax expense from share-based payment arrangements	-	(49)
Preferred stock dividends paid	1	(1)
Net cash used in financing activities	(31,229)	(115,978)
Net increase (decrease) in cash and cash equivalents	56,111	(38,426)
Cash and cash equivalents:
Beginning of period	288,079	229,889
End of period	$344,190	$191,463

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

						Accumulated
				Additional		Other	Total
	Preferred	Common Stock		Paid in	Retained	Comprehensive	Shareholders'
(Dollars in thousands)	Stock	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2011	$68,455	19,444,213	19,444	98,932	112,647	2,111	$301,589

Dividends (paid and /or accrued):
Preferred	-	-	-	-	(904)	-	(904)
Warrant amortization	189	-	-	-	(189)	-	-
Net common stock issued under employee
plans and related tax expense	-	1,700	2	(37)	-	-	(35)
Other comprehensive income, net of tax	-	-	-	-	-	185	185
Net income	-	-	-	-	5,211	-	5,211

Balance, March 31, 2012	$68,644	19,445,913	$19,446	$98,895	$116,765	$2,296	$306,046

Balance, December 31, 2012	$-	19,529,705	$19,530	$99,705	$125,093	$1,728	$246,056

Dividends paid	-	-	-	-	1	-	1
Common stock issued	-	161,600	161	1,909	-	-	2,070
Net common stock issued under employee
plans and related tax expense	-	733	1	8	-	-	9
Other comprehensive loss, net of tax	-	-	-	-	-	(16)	(16)
Net income	-	-	-	-	2,389	-	2,389

Balance, March 31, 2013	$-	19,692,038	$19,692	$101,622	$127,483	$1,712	$250,509

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1: SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States.  However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation.  Those adjustments consist of normal recurring adjustments.  The results of operations for the three months ended March 31, 2013, and the cash flows for the three months ended March 31, 2013, should not be considered indicative of the results to be expected for the full year.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying unaudited consolidated financial statements include the accounts of Southwest Bancorp, Inc. (“we”, “our”, “us”, “Southwest”), our wholly owned financial institution subsidiaries, Stillwater National Bank and Trust Company (“Stillwater National”) and Bank of Kansas, SNB Capital Corporation, a lending and loan workout subsidiary, and consolidated subsidiaries of Stillwater National, including SNB Real Estate Holdings, Inc.  All significant intercompany transactions and balances have been eliminated in consolidation.

In accordance with Accounting Standards Codification (“ASC”) 855, Subsequent Events, we have evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

NOTE 2:  INVESTMENT SECURITIES

A summary of the amortized cost and fair values of investment securities at March 31, 2013 and December 31, 2012 follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At March 31, 2013
Held to Maturity:
Obligations of state and political subdivisions	$11,777	$762	$-	$12,539
Total	$11,777	$762	$-	$12,539

Available for Sale:
Federal agency securities	$106,165	$1,181	$(91)	$107,255
Obligations of state and political subdivisions	34,641	1,014	(29)	35,626
Residential mortgage-backed securities	196,440	3,389	(353)	199,476
Asset-backed securities	9,560	-	(91)	9,469
Equity securities	1,293	709	-	2,002
Total	$348,099	$6,293	$(564)	$353,828

At December 31, 2012
Held to Maturity:
Obligations of state and political subdivisions	$12,797	$862	$-	$13,659
Total	$12,797	$862	$-	$13,659

Available for Sale:
Federal agency securities	$114,159	$1,474	$(19)	$115,614
Obligations of state and political subdivisions	34,754	887	(83)	35,558
Residential mortgage-backed securities	200,310	3,668	(303)	203,675
Asset-backed securities	7,794	-	(123)	7,671
Equity securities	1,300	497	-	1,797
Total	$358,317	$6,526	$(528)	$364,315

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association.

Securities with limited marketability, such as Federal Reserve Bank stock, Federal Home Loan Bank (“FHLB”) stock, and certain other investments, are carried at cost and included in other assets on the unaudited consolidated statement of financial condition.  Total investments carried at cost were $8.5 million at both March 31, 2013 and December 31, 2012.  There are no identified events or changes in circumstances that may have a significant adverse effect on the investments carried at cost.

A comparison of the amortized cost and approximate fair value of our investment securities by maturity date at March 31, 2013 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
One year or less	$45,755	$46,336	$1,004	$1,013
More than one year through five years	170,600	173,826	940	962
More than five years through ten years	111,029	112,215	6,407	6,736
More than ten years	20,715	21,451	3,426	3,828
Total	$348,099	$353,828	$11,777	$12,539

The foregoing analysis assumes that our residential mortgage-backed securities mature during the period in which they are estimated to prepay.  No other prepayment or repricing assumptions have been applied to our investment securities for this analysis.

Gain or loss on sale of investments is based upon the specific identification method.  There were no sales of securities available for sale as of either March 31, 2013 or March 31, 2012.

The following table shows securities with gross unrealized losses and their fair values by the length of time that the individual securities had been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012.  Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
		Amortized cost of	Loss Existing for:		Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses
At March 31, 2013
Available for Sale:
Federal agency securities	10	$22,165	$(91)	$-	$22,074
Obligations of state and political subdivisions	5	6,017	(22)	(7)	5,988
Residential mortgage-backed securities	28	53,583	(341)	(12)	53,230
Asset-backed securities	5	9,560	(91)	-	9,469
Total	48	$91,325	$(545)	$(19)	$90,761

At December 31, 2012
Available for Sale:
Federal agency securities	5	$9,887	$(19)	$-	$9,868
Obligations of state and political subdivisions	9	10,457	(83)	-	10,374
Residential mortgage-backed securities	23	46,787	(288)	(15)	46,484
Asset-backed securities	4	7,794	(123)	-	7,671
Total	41	$74,925	$(513)	$(15)	$74,397

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time we expect to receive full value for the securities.  Furthermore, as of March 31, 2013, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not more likely than not that we will have to sell any such securities before a recovery of cost.  The declines in fair value were attributable to increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates.  Management does not believe any of the securities are impaired due to credit quality.  Accordingly, as of March 31, 2013, management believes the impairment of these investments is not deemed to be other-than-temporary.

As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.  Securities with an amortized cost of $278.9 million and $284.2 million were pledged to meet such requirements at March 31, 2013 and December 31, 2012, respectively.  Any amount over-pledged can be released at any time.

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

Southwest extends commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas.  Its commercial lending operations are concentrated in Oklahoma City, Tulsa, Dallas, Wichita, and other metropolitan markets in Oklahoma, Texas,  and Kansas.  As a result, the collectability of our loan portfolio can be affected by changes in the economic conditions in those states and markets.  Please see Note 8: Operating Segments for more detail regarding loans by market.  At March 31, 2013 and December 31, 2012, substantially all of our loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.

Our loan classifications were as follows:

	At March 31, 2013		At December 31, 2012
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Real estate mortgage:
Commercial	$819,873	$16,970	$870,975	$18,298
One-to-four family residential	73,911	4,458	70,954	4,881
Real estate construction:
Commercial	139,462	367	130,753	382
One-to-four family residential	5,015	-	3,656	-
Commercial	232,224	1,715	240,498	2,037
Installment and consumer:
Guaranteed student loans	4,576	-	4,680	-
Other	28,553	91	31,512	109
	1,303,614	23,601	1,353,028	25,707
Less: Allowance for loan losses	(42,639)	(214)	(46,494)	(224)
Total loans, net	$1,260,975	$23,387	$1,306,534	$25,483

Concentrations of Credit.  At March 31, 2013, $474.8 million, or 36%, of our noncovered loans consisted of loans to individuals and businesses in the healthcare industry.  We do not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Loans Held for Sale.  We had loans which were held for sale of $7.3 million and $31.7 million at March 31, 2013 and December 31, 2012, respectively.  The decline from year-end is due to reclassifying the guaranteed student loans and the United States Department of Agriculture government guaranteed commercial real estate loans back into the loan portfolio and not actively looking to sell these loans.  These loans were reclassified at their respective book value which approximated fair value.  The loans currently classified as held for sale, primarily residential mortgage loans, are carried at the lower of cost or market value.  A substantial portion of the one-to-four family residential loans and loan servicing rights are primarily sold to one buyer.  These mortgage loans are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan.  These loans are available for sale in the secondary market.

Loan Servicing.  We earn fees for servicing real estate mortgages and other loans owned by others.  The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned.  The unpaid principal balance of real estate mortgage loans serviced for others totaled $356.0 million and $301.4 million at March 31, 2013 and 2012, respectively.  Loan servicing rights are capitalized based on estimated fair value at the point of origination.  The servicing rights are amortized over the period of estimated net servicing income.

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

The expected payments from the FDIC under the loss sharing agreements are recorded as part of the covered loans in the Unaudited Consolidated Statement of Financial Condition.  As of March 31, 2013, Bank of Kansas has identified $22.1 million in cumulative net losses that have been submitted to the FDIC under such loss sharing agreements and no material uncollected amounts were outstanding.

Changes in the carrying amounts and accretable yields for ASC 310.30 loans were as follows for the three months ended March 31, 2013 and 2012.

	For the three months ended March 31,
	2013		2012
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$1,904	$25,707	$2,402	$37,615
Payments received	-	(1,889)	-	(3,291)
Transfers to other real estate / repossessed assets	(33)	(375)	9	(990)
Net charge-offs	(1)	-	(4)	(73)
Net reclassifications to / from nonaccretable amount	-	-	(271)	-
Accretion	(163)	158	(218)	53
Balance at end of period	$1,707	$23,601	$1,918	$33,314

Nonperforming / Past Due Loans.  We identify past due loans based on contractual terms on a loan by loan basis and generally place loans, except for consumer loans, on nonaccrual when any portion of the principal or interest is ninety  days past due and collateral is insufficient to discharge the debt in full.  Interest accrual may also be discontinued earlier if, in management’s opinion, collection is unlikely.  Generally, consumer installment loans are not placed on nonaccrual but are charged-off when they are four months past due.  Accrued interest is written off when a loan is placed on nonaccrual status.  Subsequent interest income is recorded when cash receipts are received from the borrower and collectability of the principal amount is reasonably assured.

Under generally accepted accounting principles and instructions to reports of condition and income of federal banking regulators, a nonaccrual loan may be returned to accrual status:  (i) when none of its principal and interest is due and unpaid, repayment is expected, and there has been a sustained period (at least six months) of repayment performance; (ii) when the loan is not brought current, but there is a sustained period of performance and repayment within a reasonable period is reasonably assured; or (iii) when the loan otherwise becomes well-secured and in the process of collection.  Purchased nonperforming loans also may be returned to accrual status without becoming fully current.  Loans that have been restructured because of weakened financial positions of the borrowers also may be returned to accrual status if repayment is reasonably assured under the revised terms and there has been a sustained period of repayment performance.

Management strives to carefully monitor credit quality and to identify loans that may become nonperforming.  At any time, however, there are loans included in the portfolio that will result in losses to us that have not been identified as nonperforming or potential problem loans.  Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few such loans may cause a significant increase in nonperforming assets and may lead to a material increase in charge-offs and the provision for loan losses in future periods.

The following table shows the recorded investment in loans on nonaccrual status.

	At March 31, 2013		At December 31, 2012
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Real estate mortgage:
Commercial	$13,362	$2,613	$18,337	$3,087
One-to-four family residential	651	50	563	52
Real estate construction:
Commercial	6,409	130	3,355	130
Commercial	11,861	79	12,761	324
Other consumer	73	1	88	2
Total nonaccrual loans	$32,356	$2,873	$35,104	$3,595

During the first three months of 2013,  an immaterial amount of interest income was received on nonaccruing loans.  If interest on all nonaccrual loans had been accrued for the three months ended March 31, 2013, additional interest income of $0.6 million would have been recorded.

Net cumulative charge-offs against noncovered nonaccrual loans at March 31, 2013 and December 31, 2012 were $11.8 million and $8.3 million, respectively.

As of March 31, 2013 and December 31, 2012, included in noncovered nonaccrual loans are five and six collateral dependent lending relationships with aggregate principal balances of approximately $27.6 million and $31.2 million, respectively, and related impairment reserves of $4.0 million and $6.8 million, respectively, which were established either based on recent appraisal values obtained for the respective properties or the discounted present value of expected cash flows using the loan’s initial effective interest rate.  At March 31, 2013,  three of the five lending relationships are secured by commercial real estate.

The following table shows an age analysis of past due loans at March 31, 2013 and December 31, 2012.

		90 days and				Recorded loans
	30-89 days	greater	Total past		Total	> 90 days and
(Dollars in thousands)	past due	past due	due	Current	loans	accruing
At March 31, 2013
Noncovered:
Real estate mortgage:
Commercial	$9,015	$13,362	$22,377	$797,496	$819,873	$-
One-to-four family residential	792	651	1,443	72,468	73,911	-
Real estate construction:
Commercial	97	6,409	6,506	132,956	139,462	-
One-to-four family residential	-	-	-	5,015	5,015	-
Commercial	879	11,861	12,740	219,484	232,224	-
Other	167	73	240	32,889	33,129	-
Total - noncovered	10,950	32,356	43,306	1,260,308	1,303,614	-

Covered:
Real estate mortgage:
Commercial	527	2,613	3,140	13,830	16,970	-
One-to-four family residential	-	50	50	4,408	4,458	-
Real estate construction:
Commercial	-	130	130	237	367	-
Commercial	-	79	79	1,636	1,715	-
Other	-	1	1	90	91	-
Total - covered	527	2,873	3,400	20,201	23,601	-
Total	$11,477	$35,229	$46,706	$1,280,509	$1,327,215	$-

At December 31, 2012
Noncovered:
Real estate mortgage:
Commercial	$23,348	$18,337	$41,685	$829,290	$870,975	$-
One-to-four family residential	1,479	1,310	2,789	68,165	70,954	747
Real estate construction:
Commercial	3,501	3,355	6,856	123,897	130,753	-
One-to-four family residential	-	-	-	3,656	3,656	-
Commercial	7,358	15,232	22,590	217,908	240,498	2,471
Other	538	160	698	35,494	36,192	72
Total - noncovered	36,224	38,394	74,618	1,278,410	1,353,028	3,290

Covered:
Real estate mortgage:
Commercial real estate	1,090	3,087	4,177	14,121	18,298	-
One-to-four family residential	-	52	52	4,829	4,881	-
Real estate construction:
Commercial	-	130	130	252	382	-
Commercial	-	324	324	1,713	2,037	-
Other	-	2	2	107	109	-
Total - covered	1,090	3,595	4,685	21,022	25,707	-
Total	$37,314	$41,989	$79,303	$1,299,432	$1,378,735	$3,290

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

Impaired loans are shown in the following table:

	With No Specific Allowance		With A Specific Allowance
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Investment	Balance	Allowance
At March 31, 2013
Noncovered:
Commercial real estate	$23,090	$23,355	$24,404	$27,729	$5,146
One-to-four family residential	651	807	-	-	-
Real estate construction	3,873	7,841	3,365	3,377	249
Commercial	3,402	4,348	10,137	13,541	3,431
Other	5	8	68	90	68
Total noncovered	$31,021	$36,359	$37,974	$44,737	$8,894

Covered:
Commercial real estate	$4,710	$5,957	$2,101	$2,720	$28
One-to-four family residential	19	24	50	97	4
Real estate construction	130	308	-	-	-
Commercial	79	179	-	-	-
Other	1	2	-	-	-
Total covered	$4,939	$6,470	$2,151	$2,817	$32

At December 31, 2012
Noncovered:
Commercial real estate	$29,425	$30,340	$24,630	27,397	$5,094
One-to-four family residential	563	653	7	7	7
Real estate construction	3,970	7,841	232	256	50
Commercial	3,337	6,975	13,422	13,448	6,492
Other	7	8	81	100	81
Total noncovered	$37,302	$45,817	$38,372	41,208	$11,724

Covered:
Commercial real estate	$4,325	$5,347	$2,214	3,979	$22
One-to-four family residential	20	25	52	98	2
Real estate construction	130	308	-	-	-
Commercial	322	1,884	2	3	1
Other	2	4	-	-	-
Total covered	$4,799	$7,568	$2,268	$4,080	$25

The average recorded investment and interest income recognized on impaired loans as of March 31, 2013 and 2012 is shown in the following table:

	As of and for the three months ended March 31,
	2013		2012
	Average		Average
	Recorded	Interest	Recorded	Interest
(Dollars in thousands)	Investment	Income	Investment	Income
Noncovered:
Commercial real estate	$47,880	$410	$25,414	$416
One-to-four family residential	578	-	1,475	-
Real estate construction	5,117	12	12,950	90
Commercial	13,254	34	3,659	19
Other	77	-	118	-
Total noncovered	$66,906	$456	$43,616	$525

Covered:
Commercial real estate	$17,803	$82	$21,267	$28
One-to-four family residential	4,724	-	6,681	-
Real estate construction	373	-	5,244	-
Commercial	1,873	-	2,602	-
Other	95	-	224	-
Total covered	$24,868	$82	$36,018	$28

Troubled Debt Restructurings.  Our loan portfolio also includes certain loans that have been modified in a troubled debt restructuring, where economic concessions have been granted to borrowers who have experienced financial difficulties.  These concessions typically result from loss mitigation activities and can include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions.  Troubled debt restructurings are classified as impaired at the time of restructuring and classified as nonperforming, potential problem, or performing restructured, as applicable.  Loans modified in troubled debt restructurings may be returned to performing status after considering the borrowers’ sustained repayment for a reasonable period of at least six months.

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

Troubled debt restructured loans outstanding as of March 31, 2013 and December 31, 2012 are as follows:

	At March 31, 2013		At December 31, 2012
(Dollars in thousands)	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial real estate	$38,330	$12,691	$39,170	$2,953
One-to-four family residential	19	127	27	134
Real estate construction	829	130	847	130
Commercial	1,678	1,200	3,998	351
Consumer	-	68	-	81
Total	$40,856	$14,216	$44,042	$3,649

At March 31, 2013 and December 31, 2012,  we had no significant commitments to lend additional funds to debtors whose loan terms have been modified in troubled debt restructuring.

Loans modified as troubled debt restructurings that occurred during the three months ended March 31, 2013 and  2012 are shown in the following table:

	For the three months ended March 31,
	2013		2012
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial real estate	6	$10,882	1	$12,035
One-to-four family residential	-	-	1	99
Real estate construction	-	-	1	973
Commercial	3	576	2	343
Total	9	$11,458	5	$13,450

The modifications of loans identified as troubled debt restructurings primarily related to payment extensions and/or reductions in the interest rate.  The financial impact of troubled debt restructurings is not significant.

The following table presents the recorded investment and the number of loans modified as a troubled debt restructuring which subsequently defaulted during the three months ended March 31, 2013 and 2012.  Default, for this purpose, is deemed to occur when a loan is 90 days or more past due or transferred to nonaccrual and is within twelve months of restructuring.

	For the three months ended March 31,
	2013		2012
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	Investment	Contracts	Investment
Commercial	1	$563	2	$121
Total	1	$563	2	$121

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

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans.  As of March 31, 2013 and December 31, 2012, based on the most recent analysis performed as of those dates, the risk category of loans by class is as follows:

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At March 31, 2013
Grade:
Pass	$665,280	$74,190	$90,759	$208,119	$33,036	$1,071,384
Special Mention	91,340	2,307	27,650	5,741	109	127,147
Substandard	78,467	1,760	26,435	13,542	75	120,279
Doubtful	1,756	112	-	6,537	-	8,405
Total	$836,843	$78,369	$144,844	$233,939	$33,220	$1,327,215

At December 31, 2012
Grade:
Pass	$718,054	$71,975	$83,350	$208,019	$35,897	$1,117,295
Special Mention	88,167	1,901	25,964	7,047	181	123,260
Substandard	80,104	1,923	25,477	26,887	223	134,614
Doubtful	2,948	36	-	582	-	3,566
Total	$889,273	$75,835	$134,791	$242,535	$36,301	$1,378,735

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

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At March 31, 2013
Balance at beginning of period	$27,223	$861	$5,271	$12,604	$759	$46,718
Loans charged-off	(458)	(186)	-	(3,926)	(81)	(4,651)
Recoveries	42	19	19	175	33	288
Provision for loan losses	(1,520)	161	669	1,260	(72)	498
Balance at end of period	$25,287	$855	$5,959	$10,113	$639	$42,853

Allowance for loan losses ending balance:
Individually evaluated for impairment	$5,146	$-	$249	$3,431	$68	$8,894
Collectively evaluated for impairment	19,996	786	5,710	6,682	571	33,745
Acquired with deteriorated credit quality	145	69	-	-	-	214
Total ending allowance balance	$25,287	$855	$5,959	$10,113	$639	$42,853

Loans receivable ending balance:
Individually evaluated for impairment	$47,494	$651	$7,238	$13,539	$73	$68,995
Collectively evaluated for impairment	772,379	73,260	137,239	218,685	33,056	1,234,619
Acquired with deteriorated credit quality	16,970	4,458	367	1,715	91	23,601
Total ending loans balance	$836,843	$78,369	$144,844	$233,939	$33,220	$1,327,215

	Commercial	1-4 Family	Real Estate
	Real Estate	Residential	Construction	Commercial	Other	Total
At March 31, 2012
Balance at beginning of period	$21,749	$1,016	$11,177	$9,827	$915	$44,684
Loans charged-off	(25)	(158)	-	(1,483)	(270)	(1,936)
Recoveries	11	35	42	272	259	619
Provision for loan losses	2,052	60	73	(419)	(50)	1,716
Balance at end of period	$23,787	$953	$11,292	$8,197	$854	$45,083

Allowance for loan losses ending balances:
Individually evaluated for impairment	$4,240	$40	$75	$824	$108	$5,287
Collectively evaluated for impairment	19,529	912	11,182	7,367	746	39,736
Acquired with deteriorated credit quality	18	1	35	6	-	60
Total ending allowance balance	$23,787	$953	$11,292	$8,197	$854	$45,083

Loans receivable ending balance:
Individually evaluated for impairment	$34,856	$1,473	$12,624	$3,312	$118	$52,383
Collectively evaluated for impairment	961,630	74,814	213,868	270,012	36,924	1,557,248
Acquired with deteriorated credit quality	22,607	5,766	2,344	2,401	196	33,314
Total ending loans balance	$1,019,093	$82,053	$228,836	$275,725	$37,238	$1,642,945

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

The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies.  However, considerable judgment is required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amount we could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies could have a material effect on our estimated fair value amounts.  There were no changes in valuation methods used to estimate fair value during the three months ended March 31, 2013.

A description of the valuation methodologies used for instruments measured at fair value on a recurring basis is as follows:

            Loans held for sale – Real estate mortgage loans held for sale are carried at the lower of cost or market, which is determined on an individual loan basis based on loan commitments.  Prior year guaranteed student loans held for sale are carried at the lower of cost or market, which is determined on an aggregate basis.

            Available for sale securities – The fair value of U.S. Government and federal agency securities, equity securities, and residential mortgage-backed securities is estimated based on quoted market prices or dealer quotes.  The fair value of other investments such as obligations of state and political subdivisions is estimated based on quoted market prices.  We obtain fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and bond’s terms and conditions, among other things.  We review the prices supplied by our independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices.

The fair value of a single private equity investment is estimated based on our proportionate share of the net asset value, $1.8 million and $1.7 million as of March 31, 2013 and December 31, 2012, respectively.  The investee invests in small and mid-sized U.S. financial institutions and other financial-related companies.  This investment has a quarterly redemption with sixty-five days’ notice.

Derivative instrument – We utilize an interest rate swap agreement to convert one of our variable-rate subordinated debentures to a fixed rate (cash flow hedge).  The fair value of the interest rate swap agreement is obtained from dealer quotes.

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At March 31, 2013
Loans held for sale:
One-to-four family residential	$7,061	$-	$7,061	$-
Government guaranteed commercial real estate	152	-	152	-
Other loans held for sale	84	-	84	-

Available for sale securities:
Federal agency securities	107,255	-	107,255	-
Obligations of state and political subdivisions	35,626	-	35,626	-
Residential mortgage-backed securities	199,476	-	199,476	-
Asset-backed securities	9,469	-	9,469	-
Equity securities	2,002	113	1,889	-

Derivative instrument	(2,954)	-	(2,954)	-
Total	$358,171	$113	$358,058	$-

At December 31, 2012
Loans held for sale:
Student loans	$4,680	$-	$4,680	$-
One-to-four family residential	5,112	-	5,112	-
Government guaranteed commercial real estate	21,794	-	21,794	-
Other loans held for sale	96	-	96	-

Available for sale securities:
Federal agency securities	115,614	-	115,614	-
Obligations of state and political subdivisions	35,558	-	35,558	-
Residential mortgage-backed securities	203,675	-	203,675	-
Asset-backed securities	7,671		7,671
Equity securities	1,797	111	1,686	-

Derivative instrument	(3,195)	-	(3,195)	-
Total	$392,802	$111	$392,691	$-

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

            Goodwill – Fair value of goodwill is based on the fair value of each of our reporting units to which goodwill is allocated compared with their respective carrying value.  There has been no impairment during 2013 or 2012; therefore, no fair value adjustment was recorded through earnings.

            Core deposit premiums – The fair value of core deposit premiums are based on third-party appraisals. There has been no impairment during 2013 or 2012; therefore, no fair value adjustment was recorded through earnings.

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

Assets that are measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012 are summarized below.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
At March 31, 2013
Noncovered impaired loans at fair value :
Commercial real estate	$29,403	$-	$29,403	$-	$1,514
One-to-four family residential	78	-	78	-	(60)
Real estate construction	3,366	-	3,366	-	(200)
Commercial	12,070	-	12,070	-	(448)
Other consumer	68	-	68	-	13

Noncovered other real estate	9,422	-	9,422	-	(1,429)
Covered other real estate	2,243	-	2,243	-	(102)
Total	$56,650	$-	$56,650	$-	$(712)

At December 31, 2012
Noncovered impaired loans at fair value :
Commercial real estate	$33,137	$-	$33,137	$-	$(6,674)
One-to-four family residential	23	-	23	-	(7)
Real estate construction	232	-	232		3,532
Commercial	13,473	-	13,473	-	(6,637)
Other consumer	81	-	81	-	31

Noncovered other real estate	11,315	-	11,315	-	(3,998)
Covered other real estate	3,643	-	3,643	-	(180)
Mortgage loan servicing rights	2,321	-	-	2,321	(465)
Total	$64,225	$-	$61,904	$2,321	$(14,398)

Noncovered impaired loans measured at fair value with a carrying amount of $57.8 million were written down to a fair value of $45.0 million, resulting in a life-to-date impairment of $12.8 million, of which $0.8 million was included in the provision for loan losses for the three months ended March 31, 2013.  As of December 31, 2012, noncovered impaired loans measured at fair value with a carrying amount of $61.0 million were written down to the fair value of $46.9 million at December 31, 2012, resulting in a life-to-date impairment charge of $14.1 million, of which $9.8 million was included in the provision for loan losses for the year ended December 31, 2012.

As of March 31, 2013, noncovered and covered other real estate assets were written down to their fair values, resulting in an impairment charge of approximately $1.4 million and $0.1 million, respectively, which was included in noninterest expense for the three months ended March 31, 2013.  As of December 31, 2012, noncovered and covered other real estate assets were written down to their fair values, resulting in an impairment charge of approximately $4.0 million and $0.2 million, respectively, which was included in noninterest expense for the year ended December 31, 2012.

For the three months ended March 31, 2013 there was no impairment of mortgage loan servicing rights.  For the year ended December 31, 2012, mortgage loan servicing rights were written down to their fair values, resulting in impairment charges of $0.5 million, which was included in noninterest income for that period.

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

            Subordinated debentures – Two of our subordinated debentures have floating rates that reset quarterly and our third subordinated debenture has a fixed rate.  The fair value of our fixed rate subordinated debenture is based on market price.  The fair value of the floating rate subordinated debentures approximates carrying value at March 31, 2013.

The carrying values and estimated fair values of our financial instruments segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	At March 31, 2013		At December 31, 2012
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$344,190	$344,190	$288,079	$288,079
Securities held to maturity	11,777	12,539	12,797	13,659
Accrued interest receivable	6,346	6,346	6,365	6,365
Investments included in other assets	8,537	8,537	8,531	8,531
Level 3 inputs:
Total loans, net of allowance	1,284,362	1,252,642	1,332,017	1,301,942
Financial liabilities:
Level 2 inputs:
Deposits	1,677,668	1,629,148	1,709,578	1,666,653
Accrued interest payable	1,064	1,064	1,116	1,116
Other liabilities	6,664	6,664	9,985	9,985
Other borrowings	70,872	74,378	70,362	74,057
Subordinated debentures	81,963	83,136	81,963	82,998

NOTE 5:  DERIVATIVE INSTRUMENTS

We have an interest rate swap agreement with a total notional amount of $25.0 million.  The interest rate swap contract was designated as a hedging instrument in cash flow hedges with the objective of protecting the overall cash flow from our quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven year period beginning February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month London Interbank Offered Rate (“LIBOR”).  Under the swap, we pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85% on a total notional amount of $25.0 million, with quarterly settlements.  The rate received by us as of March 31, 2013 was 3.15%.

The estimated fair value of the interest rate derivative contract outstanding as of March 31, 2013 and December 31, 2012 resulted in a pre-tax loss of $3.0 million and $3.2 million, respectively, and was included in other liabilities in the unaudited consolidated statement of financial condition.  We obtained the counterparty valuation to validate its interest rate derivative contract as of March 31, 2013 and December 31, 2012.

The effective portion of our gain or loss due to changes in the fair value of the derivative hedging instrument, a $0.1 million loss and a $0.2 million loss for the three months ended March 31, 2013 and March 31, 2012, respectively, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense.  No ineffectiveness related to the interest rate derivative was recognized during either reporting period.

Net cash flows as a result of the interest rate swap agreement were $0.2 million for both the three months ended March 31, 2013 and March 31, 2012, and were included in interest expense on subordinated debentures.

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

The fair value of cash and securities posted as collateral by us related to the derivative contract was $4.1 million and $4.2 million at March 31, 2013 and December 31, 2012, respectively.

NOTE 6: TAXES ON INCOME

Net deferred tax assets totaled $30.6 million at March 31, 2013 and $32.2 million at December 31, 2012.  Net deferred tax assets are included in other assets and no valuation allowance is recorded.

We are in a cumulative pretax loss position for the trailing three-year period ended March 31, 2013.  Under current accounting guidance, this represents significant negative evidence in the determination of the need for a valuation allowance.  Included in the three-year pretax loss position is $101.0 million related to the nonrecurring sale of nonperforming assets and potential problem loans that occurred in the fourth quarter of 2011.

We conducted an interim analysis to assess the need for a valuation allowance at March 31, 2013.  As part of this analysis management considered negative evidence associated with our trailing cumulative loss position against positive evidence associated with the taxable income generated in the first three months of 2013,  a  long history of taxable income, and projected pre-tax income in future years.  While realization of the deferred tax benefit is not assured, it is management’s judgment, after review of all available evidence and based on the weight of such evidence, that a valuation allowance is not required as realization of these benefits meets the “more likely than not” standard under generally accepted accounting principles.

ASC 704, Income Taxes,  defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the appropriate taxing authority.  During the first quarter of 2013, new information was obtained related to tax credits taken on prior tax returns that may not be sustained upon examination.  After analyzing all available information, Southwest recorded a liability against the previously recorded tax benefit.  The total gross balance of this unrecognized tax benefit at March 31, 2013, was $0.3 million, all of which would favorably affect the effective tax rate in future periods if recognized.  Additionally, Southwest recognizes interest accrued related to unrecognized tax benefits and penalties as operating expenses. For the three months ended March 31, 2013, less than $0.1 million has been accrued in interest and penalties.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to U.S. federal or state tax examinations for years before 2009.

NOTE 7: EARNINGS PER SHARE

Earnings per common share is computed using the two-class method prescribed by ASC 260, Earnings Per Share.  Using the two-class method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which excludes outstanding unvested restricted stock.  Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method.  Stock options and warrants with exercise prices greater than the average market price of common shares were not included in the computation of earnings per diluted share as they would have been antidilutive.  On March 31, 2013, there were no antidilutive stock options, and as of March 31, 2012 there were 19,500 antidilutive stock options to purchase common shares, respectively.  An antidilutive warrant to purchase 703,753 shares of common stock was also outstanding on March 31, 2013 and 2012.

The following table shows the computation of basic and diluted earnings per common share:

	For the three months
	ended March 31,
(Dollars in thousands, except earnings per share data)	2013	2012
Numerator:
Net income	$2,389	$5,211
Preferred dividend	-	(903)
Warrant amortization	-	(189)
Net income available to common shareholders	$2,389	$4,119
Earnings allocated to participating securities	(17)	-
Numerator for basic earnings per common share	$2,372	$4,119
Effect of reallocating undistributed earnings
of participating securities	17	-
Numerator for diluted earnings per common share	$2,389	$4,119

Denominator:
Denominator for basic earnings per common share -
Weighted average common shares outstanding	19,451,490	19,444,698
Effect of dilutive securities:
Stock options	-	-
Warrant	-	-
Denominator for diluted earnings per common share	19,451,490	19,444,698

Earnings per common share:
Basic	$0.12	$0.21
Diluted	$0.12	$0.21

NOTE 8:  OPERATING SEGMENTS

Southwest operates five principal segments:  Oklahoma Banking, Texas Banking, Kansas Banking, Secondary Market, and Other Operations.  The Oklahoma Banking segment, the Texas Banking segment, and the Kansas Banking segment provide deposit and lending services.  The Secondary Market segment consists of residential mortgage lending services to customers.  Other Operations includes Southwest’s funds management unit, SNB Wealth Management, and corporate investments.

The primary purpose of the funds management unit is to manage Southwest’s overall internal liquidity needs and interest rate risk.  Each segment borrows funds from or provides funds to the funds management unit as needed to support its operations.

The value of funds provided to and the cost of funds borrowed from the funds management unit by each segment are internally priced at rates that approximate market rates for funds with similar duration.  The yield used in the funds transfer pricing curve is a blend of rates based on the volume usage of retail and brokered certificates of deposit and FHLB advances.

Effective January 1, 2013, and as a result of new management, Southwest began to identify reportable segments by geographic location of relationship manager.  Operating results are adjusted for allocated service and management costs.  In addition to this realignment, management decided to eliminate a capital credit allocation between the reportable segments.  Prior year information has been realigned and reallocated for consistency with current identified reportable segments.

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

The following table summarizes financial results by operating segment:

For the three months ended March 31, 2013
	Oklahoma	Texas	Kansas	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Market	Operations*	Company
Net interest income	$8,259	$5,015	$2,486	$136	$(290)	$15,606
Provision for loan losses	870	(294)	(77)	(1)	-	498
Noninterest income	1,767	387	465	714	204	3,537
Noninterest expenses	7,371	2,607	2,895	562	953	14,388
Income (loss) before taxes	1,785	3,089	133	289	(1,039)	4,257
Taxes on income	783	1,355	59	127	(456)	1,868
Net income (loss)	$1,002	$1,734	$74	$162	$(583)	$2,389

* Includes externally generated loss of $0.2 million, primarily from investing services, and an internally generated revenue of $0.1 million from the funds management unit

Fixed asset expenditures	$12	$-	$-	$-	$ $ 331	$343
Total loans at period end	628,748	495,815	195,355	7,297	-	1,327,215
Total assets at period end	644,066	492,657	200,781	9,924	744,266	2,091,694
Total deposits at period end	1,210,995	186,378	266,345	3,569	10,381	1,677,668

For the three months ended March 31, 2012
	Oklahoma	Texas	Kansas	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Market	Operations*	Company
Net interest income	$10,323	$6,958	$2,519	$386	$663	$20,849
Provision for loan losses	2,428	480	(1,192)	-	-	1,716
Noninterest income	1,760	457	541	550	206	3,514
Noninterest expenses	7,050	2,956	2,794	481	1,028	14,309
Income (loss) before taxes	2,605	3,979	1,458	455	(159)	8,338
Taxes on income	977	1,492	547	171	(60)	3,127
Net income (loss)	$1,628	$2,487	$911	$284	$(99)	$5,211

* Includes externally generated revenue of $0.4 million, primarily from investing services, and an internally generated revenue of $0.5 million from the funds management unit

Fixed asset expenditures	$139	$63	$7	$-	$366	$575
Total loans at period end	810,217	616,455	177,508	38,765	-	1,642,945
Total assets at period end	841,512	613,989	184,428	41,112	587,223	2,268,264
Total deposits at period end	1,367,160	151,856	267,630	3,274	16,860	1,806,780

NOTE 9:  NEW AUTHORITATIVE ACCOUNTING GUIDANCE

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 201) – Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. In January 2013, FASB issued Accounting Standards Update No. 2013-01 Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”) which clarifies that ordinary trade receivables are not within the scope of ASU 2011-11.    ASU 2011-11, as amended by ASU 2013-01, became effective for the us on January 1, 2013 and did not have a significant impact on the financial statements.

In October 2012, FASB issued Accounting Standards Update No. 2012-06, Business Combinations (Topic 805) – Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a financial Institution (“ASU 2012-06”). ASU 2012-06 requires that when a reporting entity initially recognizes an indemnification asset (in accordance with Subtopic 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity would be required to account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value of the indemnification asset would be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining term of the indemnified assets). The amendments resulting from ASU 2012-06 would be applied prospectively to any new indemnification assets acquired and to changes in expected cash flows of existing indemnification assets occurring on or after the date of adoption. The guidance is effective for us beginning January 1, 2013 and did not have a significant impact on Southwest’s financial statements.

In February 2013, FASB issued Accounting Standard Update No. 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for us beginning January 1, 2013 and did not have a significant impact on the financial statements.

SOUTHWEST BANCORP, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies followed by Southwest Bancorp, Inc. (“we”, “our”, “us”, “Southwest”) conform, in all material respects, to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the financial services industry.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  While we base our estimates on historical experience, current information, and other factors deemed to be relevant, actual results could differ from those estimates.

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements.  Accounting policies related to the allowance for loan losses and goodwill and other intangible assets are considered to be critical, as these policies involve considerable subjective judgment and estimation by management.

There have been no significant changes in our application of critical accounting policies since December 31, 2012.

GENERAL

We are a bank holding company for Stillwater National Bank and Trust Company (“Stillwater National”) and Bank of Kansas.  Through our subsidiaries, we offer commercial and consumer lending, deposit and investment services, specialized cash management, and other financial services from offices in Oklahoma, Texas, and Kansas, and on the Internet, through SNB DirectBanker®.  We were organized in 1981 as the holding company for Stillwater National, which was chartered in 1894.  At March 31, 2013, we had total assets of $2.1 billion, deposits of $1.7 billion, and shareholders’ equity of $250.5 million.

Our area of expertise focuses on the special financial needs of healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate borrowers.  We established a strategic focus on healthcare lending in 1974.  We provide credit and other services, such as deposits, cash management, and document imaging for physicians and other healthcare practitioners to start or develop their practices and finance the development and purchase of medical offices, clinics, surgical care centers, hospitals, and similar facilities.  As of March 31, 2013, approximately $474.8 million, or 36%, of our noncovered loans were loans to individuals and businesses in the healthcare industry.  We conduct regular market reviews of our current and potential healthcare lending and the appropriate concentrations within healthcare based upon economic and regulatory conditions.

We also focus on commercial real estate mortgage and construction credits.  Additionally, subprime residential lending has never been a part of our business strategy, and our exposure to subprime mortgage loans and subprime lenders is minimal.  One-to-four family mortgages account for 6% of total noncovered loans.  As of March 31, 2013 approximately $1.0 billion, or 74%, of our noncovered loans were commercial real estate mortgage and construction loans, including $328.4 million of loans to individuals and businesses in the healthcare industry.

Our common stock is traded on the NASDAQ Global Select Market under the symbol OKSB.  Our public trust preferred securities are traded on the NASDAQ Global Select Market under the symbol OKSBP.  We focus on converting our strategic vision into long-term shareholder value.  Our vision includes a commercial banking model and a community banking model focused on more traditional banking operations in our three-state market.

At March 31, 2013, the Oklahoma Banking segment accounted for $628.7 million in loans, the Texas Banking segment accounted for $495.8 million in loans, the Kansas Banking segment accounted for $195.4 million in loans, and the Secondary Market segment accounted for $7.3 million in loans.  Please see “Financial Condition:  Loans” below for additional information.

For additional information on our operating segments, please see “Note 8: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements.

FINANCIAL CONDITION

Investment Securities

The following table shows the composition of the investment portfolio at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2013	2012	$ Change	% Change
Federal agency securities	$107,255	$115,614	$(8,359)	(7.23)%
Obligations of state and political subdivisions	47,403	48,355	(952)	(1.97)
Residential mortgage-backed securities	199,476	203,675	(4,199)	(2.06)
Asset-backed securities	9,469	7,671	1,798	23.44
Equity securities	2,002	1,797	205	11.41
Total	$365,605	$377,112	$(11,507)	(3.05)%

Loans

Total loans, including loans held for sale, were $1.3 billion at March 31, 2013.  The following table shows the composition of the loan portfolio at the dates indicated:

	March 31, 2013		December 31, 2012		Total	Total
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered	$ Change	% Change
Real estate mortgage
Commercial	$819,873	$16,970	$870,975	$18,298	$(52,430)	(5.90)%
One-to-four family residential	73,911	4,458	70,954	4,881	2,534	3.34
Real estate construction
Commercial	139,462	367	130,753	382	8,694	6.63
One-to-four family residential	5,015	-	3,656	-	1,359	37.17
Commercial	232,224	1,715	240,498	2,037	(8,596)	(3.54)
Installment and consumer
Guaranteed student loans	4,576	-	4,680	-	(104)	(2.22)
Other	28,553	91	31,512	109	(2,977)	(9.41)
Total loans	$1,303,614	$23,601	$1,353,028	$25,707	$(51,520)	(3.74)%

The composition of loans held for sale and a  reconciliation to total loans is shown in the following table:

	March 31,	December 31,
(Dollars in thousands)	2013	2012	$ Change	% Change
Loans held for sale:
Student loans	$-	$4,680	$(4,680)	(100.00)%
One-to-four family residential	7,061	5,112	1,949	38.13
Government guaranteed commercial real estate	152	21,794	(21,642)	(99.30)
Other loans held for sale	84	96	(12)	(12.50)
Total loans held for sale	7,297	31,682	(24,385)	(76.97)
Noncovered portfolio loans	1,296,317	1,321,346	(25,029)	(1.89)
Covered portfolio loans	23,601	25,707	(2,106)	(8.19)
Total loans	$1,327,215	$1,378,735	$(51,520)	(3.74)%

Allowance for Loan Losses

Management determines the appropriate level of the allowance for loan losses using an established methodology.  (See “Note 3:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements.)  Management believes the amount of the allowance is appropriate, based on our analysis.

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

The composition of the allowance for loan losses is shown in the following table:

	As of March 31, 2013			As of December 31, 2012
(Dollars in thousands)	Loan Balance	Allowance	Allowance %	Loan Balance	Allowance	Allowance %
Noncovered
Nonaccrual	$32,356	$4,872	15.1%	$35,103	$7,740	22.0%
Performing TDR	36,638	4,022	11.0	40,570	3,983	9.8
All other	1,227,323	33,745	2.7	1,245,673	34,771	2.8
Total noncovered	$1,296,317	$42,639	3.3%	$1,321,346	$46,494	3.5%

Covered
Total covered	$23,601	$214	0.9%	$25,707	$224	0.9%

Total	$1,319,918	$42,853	3.2%	$1,347,053	$46,718	3.5%

The decrease in the allowance for nonaccrual loans was the result of a current period charge-offs related to nonperforming loans.  The decrease in the allowance relating to the other noncovered loans resulted from the decrease in the loan portfolio as well as the impairment of the loan portfolio and in consideration of trends and qualitative factors, including portfolio loss trends as well as management’s assessment of economic risk, asset quality trends, levels of potential problem loans, and loan concentrations in commercial real estate mortgage and construction loans.

The amount of the loan loss provision for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs for the period.  Net charge-offs for the first three months of 2013 were $4.4 million, primarily related to one loan, which is an increase of $3.0 million, or 231%, from the $1.3 million recorded for the first three months of 2012.  The provision for loan losses for the first three months of 2013 was $0.5, representing a decrease of $1.2 million, or 71%, from the $1.7 million recorded for the first three months of 2012.

Nonperforming Loans

At March 31, 2013, the allowance for loan losses was 131.78% of noncovered nonperforming loans, compared to 121.10% of noncovered nonperforming loans, at December 31, 2012 (see “Provision for Loan Losses” on page 41).  Noncovered nonaccrual loans, which comprise the majority of noncovered nonperforming loans, were $32.4 million as of March 31, 2013,  a decrease of $2.7 million, or 8%, from December 31, 2012.  We have taken cumulative net charge-offs related to these noncovered nonaccrual loans of $11.8 million as of March 31, 2013.  Noncovered nonaccrual loans at March 31, 2013 were comprised of 33 relationships and were primarily concentrated in commercial real estate (41%), commercial and industrial (37%), and real estate construction (20%) loans.  All noncovered nonaccrual loans are considered impaired and are carried at their estimated collectible amounts.  These noncovered loans are believed to have sufficient collateral and are in the process of being collected.  Covered nonperforming loans at March 31, 2013 of $2.9 million are subject to protection under the loss share agreements with the FDIC.

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Nonaccrual loans:
Commercial real estate	$13,362	$2,613	$18,337	$3,087
One-to-four family residential	651	50	563	52
Real estate construction	6,409	130	3,355	130
Commercial	11,861	79	12,761	324
Other consumer	73	1	88	2
Total nonaccrual loans	32,356	2,873	35,104	3,595

Past due 90 days or more:
One-to-four family residential	-	-	747	-
Commercial	-	-	2,471	-
Other consumer	-	-	72	-
Total past due 90 days or more	-	-	3,290	-
Total nonperforming loans	32,356	2,873	38,394	3,595
Other real estate	9,422	2,243	11,315	3,643
Total nonperforming assets	$41,778	$5,116	$49,709	$7,238

Nonperforming assets to portfolio loans receivable and
other real estate	3.20%	19.80%	3.73%	24.66%
Nonperforming loans to portfolio loans receivable	2.50	12.17	2.91	13.98
Allowance for loan losses to nonperforming loans	131.78	7.45	121.10	6.23
Government-guaranteed portion of nonperforming loans	$-	$2,117	$76	$2,456

At March 31, 2013,  five credit relationships represented 85% of noncovered nonperforming loans and 66% of noncovered nonperforming assets.  These were all collateral dependent and commercial or commercial real estate lending relationships and had an aggregate principal balance of $27.6 million and related impairment reserves of $4.0 million.  Aggregate charge-offs for these five relationships were $10.1 million as of March 31, 2013.

Noncovered performing loans considered potential problem loans, loans which are not included in the past due or nonaccrual categories but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, amounted to approximately $89.6 million at March 31, 2013, compared to $94.4 million at December 31, 2012.  Substantially all of these loans were performing in accordance with their present terms at March 31, 2013.  Additionally, as of March 31, 2013 and December 31, 2012, there were  $4.0 million and $3.2 million, respectively, of covered potential problem loans, which are subject to protection under the loss share agreements with the FDIC.  Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms.

At March 31, 2013, the reserve for unfunded loan commitments was $3.0 million, a $0.1 million, or 4%, increase from the amount at December 31, 2012.  Management believes the amount of the reserve is appropriate and is included in other liabilities on the unaudited consolidated statement of financial condition.  The increase related to loss ratios in categories where commitments are centered.

Deposits and Other Borrowings

Our deposits were $1.7 billion at both March 31, 2013 and December 31, 2012.  The following table shows the composition of deposits at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2013	2012	$ Change	% Change
Noninterest-bearing demand	$416,979	$424,008	$(7,029)	(1.66)%
Interest-bearing demand	125,914	112,012	13,902	12.41
Money market accounts	437,629	423,417	14,212	3.36
Savings accounts	39,733	37,693	2,040	5.41
Time deposits of $100,000 or more	317,270	351,273	(34,003)	(9.68)
Other time deposits	340,143	361,175	(21,032)	(5.82)
Total deposits	$1,677,668	$1,709,578	$(31,910)	(1.87)%

Stillwater National has substantial unused borrowing availability in the form of unsecured brokered certificate of deposits from Bank of America Merrill Lynch, Citigroup Global Markets, Inc., Wells Fargo Bank, NA, UBS Securities, LLC, RBC Capital Markets Corp., and Morgan Stanley & Co., Inc. in connection with its retail certificate of deposit program.    There were no retail certificates of deposit as of March 31, 2013 or December 31, 2012.

Some of our interest-bearing deposits were obtained through brokered transactions and we participate in the Certificate of Deposit Account Registry Service (“CDARS”).  There were no brokered certificates of deposit as of March 31, 2013 or December 31, 2012.    CDARS deposits totaled $5.8 million at March 31, 2013 and $9.9 million as of December 31, 2012.

Other borrowings, which includes short-term federal funds purchased, FHLB borrowings, and repurchase agreements, increased $0.5 million, or 1%, to $70.9 million during the first three months of 2013.  The increase primarily reflects the timing of repurchase agreements for the period.

Shareholders’ Equity

Shareholders’ equity increased  $4.5 million, or 2%, primarily due to income of $2.4 million, for the first three months of 2013, and common stock issuances of $2.1 million.  Net unrealized holding gains on available for sale investment securities and derivative instruments (net of tax) remained flat at $1.7 million at March 31, 2013.

At March 31, 2013, Southwest, Stillwater National, and Bank of Kansas continued to exceed all applicable regulatory capital requirements.  See “Capital Requirements” on page 38.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2013 and 2012

Net income available to common shareholders for the first quarter of 2013 of $2.4 million represented a decrease of $1.7 million from the $4.1 million net income recorded for the first quarter of 2012.  Diluted earnings per share were $0.12 for the first quarter of 2013, compared to $0.21 for the first quarter of 2012.  The decrease in quarterly net income available to common shareholders was the result of a $5.2 million, or 25%, decrease in net interest income offset in part by a $1.3 million, or 40%, decrease in income tax expense, a $1.2 million, or 71%, decrease in the provision for loan losses, and the $1.1 million decrease primarily in dividends on preferred stock due to the repurchase during 2012.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period.  (See “Note 3:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 36.)

On an operating segment basis, the decrease in net income was the net result of a  $0.8 million decrease from the Kansas Banking segment, a  $0.8 million decrease in net income from the Texas Banking segment, a $0.6 million decrease from the Oklahoma Banking segment, and a $0.1 million decrease from the Secondary Market segment.

Net Interest Income

	For the three months
	ended March 31,
(Dollars in thousands)	2013	2012	$ Change	% Change
Interest income:
Loans	$17,006	$23,377	$(6,371)	(27.25)%
Investment securities:
U.S. government and agency obligations	472	393	79	20.10
Mortgage-backed securities	867	1,319	(452)	(34.27)
State and political subdivisions	304	212	92	43.40
Other securities	48	22	26	118.64
Other interest-earning assets	240	184	56	30.38
Total interest income	18,937	25,507	(6,570)	(25.76)

Interest expense:
Interest-bearing demand deposits	45	70	(25)	(35.71)
Money market accounts	236	286	(50)	(17.48)
Savings accounts	12	13	(1)	(7.69)
Time deposits of $100,000 or more	698	1,320	(622)	(47.12)
Other time deposits	661	1,207	(546)	(45.24)
Other borrowings	220	224	(4)	(1.79)
Subordinated debentures	1,459	1,538	(79)	(5.14)
Total interest expense	3,331	4,658	(1,327)	(28.49)

Net interest income	$15,606	$20,849	$(5,243)	(25.15)%

Net interest income is the difference between the interest income we earn on our loans, investments, and other interest-earning assets and the interest paid on interest-bearing liabilities, such as deposits and borrowings.  Net interest income is affected by changes in market interest rates because rates on different types of assets and liabilities may react differently and at different times to changes in market interest rates.  When interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income.  Similarly, when interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase of market rates of interest could reduce net interest income.

 AVERAGE BALANCES, YIELDS AND RATES

The following table shows average interest-earning assets and interest-bearing liabilities and the average yields and rates on them for the periods indicated.

	For the three months ended March 31,
	2013			2012
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Noncovered loans (1) (2)	$1,330,578	$16,514	5.03%	$1,664,615	$22,723	5.49%
Covered loans (1)	24,895	492	8.01	36,050	654	7.30
Investment securities (2)	380,525	1,691	1.80	314,925	1,946	2.49
Other interest-earning assets	268,396	240	0.36	181,637	184	0.41
Total interest-earning assets	2,004,394	18,937	3.83	2,197,227	25,507	4.67
Other assets	87,592			158,921
Total assets	$2,091,986			$2,356,148

Liabilities and shareholders' equity
Interest-bearing demand deposits	$133,600	$45	0.14%	$120,605	$70	0.23%
Money market accounts	419,635	236	0.23	393,820	286	0.29
Savings accounts	38,721	12	0.13	34,587	13	0.15
Time deposits	683,159	1,359	0.81	931,792	2,527	1.09
Total interest-bearing deposits	1,275,115	1,652	0.53	1,480,804	2,896	0.79
Other borrowings	69,728	220	1.28	54,848	224	1.64
Subordinated debentures	81,963	1,459	7.12	81,963	1,538	7.51
Total interest-bearing liabilities	1,426,806	3,331	0.95	1,617,615	4,658	1.16
Noninterest-bearing demand deposits	403,547			378,959
Other liabilities	12,285			48,688
Shareholders' equity	249,348			310,886
Total liabilities and shareholders' equity	$2,091,986			$2,356,148

Net interest income and interest rate spread		$15,606	2.88%		$20,849	3.51%
Net interest margin (3)			3.16%			3.82%
Ratio of average interest-earning assets
to average interest-bearing liabilities	140.48%			135.83%

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3) Net interest margin = annualized net interest income / average interest-earning assets

Compared to the first quarter of 2012, the first quarter 2013 yields on our interest-earning assets decreased 84 basis points, while the rates paid on our interest-bearing liabilities decreased 21 basis points, resulting in a decrease in the interest rate spread to 2.88%.  During the same periods, annualized net interest margin was 3.16% and 3.82%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 140.48% from 135.83%.  Included in both the first quarter of 2013 and the first quarter of 2012 were immaterial adjustments of the discount accretion on loans and the loss share receivable, offset in part by immaterial interest reversal on nonaccrual loans.

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

The decrease in net interest income is primarily the result of the reduction in loan volume.

	For the three months ended March 31,
	2013 vs. 2012
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate
Interest earned on:
Noncovered loans receivable (1)	$(6,209)	$(4,275)	$(1,934)
Covered loans receivable	(162)	(216)	54
Investment securities (1)	(255)	357	(612)
Other interest-earning assets	56	80	(24)
Total interest income	(6,570)	(4,054)	(2,516)

Interest paid on:
Interest-bearing demand	(25)	7	(32)
Money market accounts	(50)	18	(68)
Savings accounts	(1)	1	(2)
Time deposits	(1,168)	(588)	(580)
Other borrowings	(4)	53	(57)
Subordinated debentures	(79)	-	(79)
Total interest expense	(1,327)	(509)	(818)

Net interest income	$(5,243)	$(3,545)	$(1,698)

(1) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

Provisions for Loan Losses

The provision for loan losses is the amount of expense that is required to maintain the allowance for losses at an appropriate level based upon the inherent risks in the loan portfolio after the effects of net charge-offs for the period.  (See “Note 3:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Loans” on page 29.)

Noninterest Income

	For the three months
	ended March 31,
(Dollars in thousands)	2013	2012	$ Change	% Change
Noninterest income:
Other service charges	$2,340	$2,421	$(81)	(3.35)%
Other fees	320	506	(186)	(36.76)
Other noninterest income	63	52	11	21.15
Gain on sales of loans:
One-to-four family residential	794	535	259	48.41
All other loan sales	20	-	20	-
Total noninterest income	$3,537	$3,514	$23	0.65%

Other fees income decreased as a result of the increased amortization of mortgage servicing rights during the first quarter of 2013.

Gain on sales of loans is a reflection of the activity in the mortgage lending areas discussed elsewhere in this report.

Noninterest Expense

	For the three months
	ended March 31,
(Dollars in thousands)	2013	2012	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$8,136	$7,247	$889	12.27%
Occupancy	2,574	2,545	29	1.14
FDIC and other insurance	491	783	(292)	(37.29)
Other real estate (net)	353	372	(19)	(5.11)
Unfunded loan commitment reserve	116	95	21	22.11
Other general and administrative	2,718	3,267	(549)	(16.80)
Total noninterest expense	$14,388	$14,309	$79	0.55%

The number of full-time equivalent employees decreased from  422 at the beginning of the quarter to 412 as of March 31, 2013.  The increase from prior year is primarily the result of increased employee benefit expense and increased accrued bonus expense.

Our financial institution subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates.  The decrease from prior year is primarily the result of the decrease in assets, which is the basis for the premium calculation, and a decrease in the assessment rates.

The first quarter of 2013 other real estate net expenses included $1.4 million in property write-downs offset by gains on sales of other properties.  Subsequent to the end of the first quarter, we were successful in the sale of an other real estate property.  The commercial real estate property was included in first quarter other real estate in our Texas market at a value of $7.2 million and this sale will generate a pre-tax gain on sale of $1.7 million, which will be reflected in second quarter other real estate net expenses.

The unfunded loan commitment reserve expense increased as a result of the application of our methodology to calculate the reserve.

The decrease in other general and administrative is primarily the result of lower consulting fees and legal fees.

Taxes on Income

Southwest’s income tax expense was $1.9 million for the first three months of 2013 compared $3.1 million for the first three months of 2012,  a decrease of $1.3 million, or 40%.  The decrease in the income tax expense is the result of decreased income.  The effective tax rate for the first three months of 2013 was 43.88% due to a $0.3 million reserve for tax credits.

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

Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program.  There was no outstanding balance of those notes at March 31, 2013.  Stillwater National has approved federal funds purchase lines totaling $80.0 million with four banks.  There was no outstanding balance on these lines at March 31, 2013.  Stillwater National is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program.  Collateral under this program consists of pledged selected commercial and industrial loans.  Currently the collateral allows Stillwater National to borrow up to $28.2 million.  As of March 31, 2013, no borrowings were made through the BIC program.  In addition, Stillwater National has available a $224.2 million line of credit and Bank of Kansas has a $44.0 million line of credit from the FHLB.  Borrowings under the FHLB lines are secured by investment securities and loans.  At March 31, 2013, the Stillwater National FHLB line of credit had an outstanding balance of $20.0 million, and the Bank of Kansas line of credit had an outstanding balance of $5.0 million.

(See also “Deposits and Other Borrowings” on page 33 for funds available on brokered certificate of deposit lines of credit and “Note 8: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements for a discussion of Southwest’s funds management unit.)

Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral.  Collateral consists of U.S. government agency obligations, which are designated as pledged with Stillwater National’s safekeeping agent.  These transactions are for one to four day periods.  Outstanding balances under this program were $45.9 million and $45.4 million as of March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013, $278.9 million of the total carrying value of investment securities of $348.1 million were pledged as collateral to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.  Any amount over pledged can be released at any time.

During the first three months of 2013,  no category of short-term borrowings had an average balance that exceeded 30% of ending shareholders’ equity.

During the first three months of 2013, cash and cash equivalents increased by $56.1 million, or 19%, to $344.2 million.  This increase was the net results of cash provided from investing activities of $62.1 million (primarily from net repayments of loans offset by purchases of available for sale securities) and cash provided by operating activities of $25.2 million, offset in part by cash used in financing activities of $31.2 million (primarily from decreases in deposits).

During the first three months of 2012, cash and cash equivalents decreased by $38.4 million, or 17%, to $191.5 million.  This decrease was the net result of cash used in financing activities of $116.0 million (primarily from decreases in deposits) offset in part by cash provided from investing of $60.3 million (primarily net repayments of loans and proceeds from repayments, calls and maturities of securities) and cash provided by operating activities of $17.2 million.

CAPITAL REQUIREMENTS

Bank holding companies are required to maintain capital ratios set by the FRB in its Risk-Based Capital Guidelines.  At March 31, 2013,  we exceeded all applicable capital requirements, having a total risk-based capital ratio of 23.54%, a Tier I risk-based capital ratio of 22.25%, and a Tier 1 leverage ratio of 15.59%.  As of March 31, 2013, Stillwater National and Bank of Kansas met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, or Bank of Kansas by bank regulators.

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

Estimated Changes in Net Interest Income

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp

March 31, 2013	(2.38)%	0.49%	0.63%
December 31, 2012	0.55%	(2.10)%	(3.64)%

The current overnight rate as established by the Federal Open Market Committee is in the 0% to 0.25% range.  We believe that all down rate scenarios are impractical since they would result in an overnight rate of less than 0%.  As a result, the down 100 bp, down 200 bp and down 300 bp scenarios have been excluded.  Net interest income at risk experienced an improvement in two of the three rising interest rate scenarios when compared to the December 31, 2012 risk position.  Our greatest exposure to changes in interest rate is in the +300 bp scenario with a decline in net interest income of (2.38%) on March 31, 2013, an 2.93% reduction from the December 31, 2012 level of 0.55%. The subsidiary banks are in compliance with all policy limits established for net interest income at risk.

The measures of equity value at risk indicate the ongoing economic value of Southwest by considering the effects of changes in interest rates on our cash flows, and discounting the cash flows to estimate the present value of assets and liabilities.  The difference between these discounted values of the assets and liabilities is the economic value of equity, which, in theory, approximates the fair value of net assets.

Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

March 31, 2013	(3.44)%	(2.79)%	(2.00)%
December 31, 2012	(8.12)%	(6.00)%	(3.64)%

As of March 31, 2013 the economic value of equity measure improved in each of the three rising interest rate scenarios when compared to the December 31, 2012 percentages.  Our largest economic value of equity exposure is the +300 bp scenario. The +300 bp scenario was (3.44%) on March 31, 2013, a 4.68% reduction over the December 31, 2012 value of (8.12%). The subsidiary banks are in compliance with all policy limits established for the economic value of equity.

*   *   *   *   *   *   *

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, Southwest’s management evaluated the effectiveness of Southwest’s disclosure controls and procedures as of March 31, 2013.  Southwest’s Chief Executive Officer and Chief Financial Officer participated in the evaluation.  Based on this evaluation, Southwest’s Chief Executive Officer and Chief Financial Officer concluded that Southwest’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31,2012, management identified a deficiency in the valuation analysis related to the goodwill of our Kansas market segment (reporting unit) that was determined to be a material weakness related to our review and verification controls with respect to the hypothetical purchase price allocation portion of our annual goodwill impairment analysis.  Subsequent to December 31, 2012, we have enhanced our review and verification controls related to goodwill and other intangible assets.

During the first quarter of 2013, we have continued the process of developing and implementing new processes and procedures to remediate the material weakness that existed in our internal control over financial reporting as of December 31, 2012, and continue the improvement of our overall system of internal controls over financial reporting.  Specifically, we expanded and improved our review of the valuation and impairment processes related to goodwill and other intangible assets.  No impairments were identified during the current quarter.    Our new CFO (who joined Southwest during the fourth quarter of 2012) along with other key members of management, were active participants in these processes.  We believe the steps taken have improved the effectiveness of our internal control over financial reporting.

As of March 31, 2013, management believes it has put in place controls that are sufficient to address the material weaknesses mentioned above, and believes that such material weakness has been remediated.  Our Audit Committee has directed management to monitor and test the controls implemented and develop additional controls should any of the new controls require additional enhancement.

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

Item 1A:  Risk Factors

There were no material changes in risk factors during the first three months of 2013 from those disclosed in our Form 10-K  for the year ended December 31, 2012.

Item 2:  Unregistered sales of equity securities and use of proceeds

None

Item 3:  Defaults upon senior securities

None

Item 4:  Mine Safety Disclosures

Not Applicable

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

SOUTHWEST BANCORP, INC.

(Registrant)

By: /s/ Mark W. Funke	May 6, 2013
Mark W. Funke President and Chief Executive Officer (Principal Executive Officer)	Date

By: /s/ Joe T. Shockley, Jr.	May 6, 2013
Joe T. Shockley, Jr. Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Date