Form 10-Q
period 2013-06-30
SOUTHWEST BANCORP INC
filed 2013-08-05
CIK 914374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

 __________________

[ x ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large Accelerated Filer [  ] Accelerated Filer [ x ] Non-Accelerated Filer [  ]Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[    ] YES            [ x ] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 2, 2013, the issuer has 19,692,792 shares of its Common Stock, par value $1.00, outstanding.

SOUTHWEST BANCORP, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Southwest Bancorp, Inc. (“we”, “our”, “us”, “Southwest”) makes forward-looking statements in this Form 10-Q and documents incorporated by reference into it that are subject to risks and uncertainties.  Forward-looking statements often use words such as “anticipate”, “target”, “outlook”, “forecast”, “will”, “should”, “expect”, “estimate”, “intend”, “plan”, “goal”,
“believe”, or other words with similar meanings.  Forward-looking statements are subject to numerous assumptions, risks, and uncertainties, which change over time, many of which are beyond our control.  We intend these statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws,  regulations and accounting principles; changes in effective tax rates or the expiration of favorable tax provisions; changes in regulatory standards and examination policies; and a variety of other matters.  These other matters include, among other things, the direct and indirect effects of economic conditions on interest rates, credit quality, loan demand, liquidity, and monetary and supervisory policies of banking regulators.  Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements.  In addition, our past growth and performance do not necessarily indicate our future results.  For other factors, risks, and uncertainties that could cause actual results to differ materially from estimates and projections contained in forward-looking statements, please read the “Risk Factors” contained in our reports to the Securities and Exchange Commission.

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

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Financial Condition

	June 30,	December 31,
(Dollars in thousands)	2013	2012
Assets:
Cash and due from banks	$32,137	$45,045
Interest-bearing deposits	266,835	243,034
Cash and cash equivalents	298,972	288,079
Securities held to maturity (fair values of $12,188 and $13,659, respectively)	11,758	12,797
Securities available for sale (amortized cost of $361,397 and $358,317, respectively)	360,645	364,315
Loans held for sale	7,217	31,682
Noncovered loans receivable	1,289,226	1,321,346
Less: Allowance for loan losses	(40,270)	(46,494)
Net noncovered loans receivable	1,248,956	1,274,852
Covered loans receivable (includes loss share: $5,062 and $6,714, respectively)	21,646	25,707
Less: Allowance for loan losses	(82)	(224)
Net covered loans receivable	21,564	25,483
Net loans receivable	1,270,520	1,300,335
Accrued interest receivable	6,067	6,365
Income tax receivable	1,839	24,525
Premises and equipment, net	21,063	21,691
Noncovered other real estate	145	11,315
Covered other real estate	1,666	3,643
Goodwill	1,214	1,214
Other intangible assets, net	4,981	4,864
Other assets	45,875	51,430
Total assets	$2,031,962	$2,122,255

Liabilities:
Deposits:
Noninterest-bearing demand	$412,176	$424,008
Interest-bearing demand	138,502	112,012
Money market accounts	408,145	423,417
Savings accounts	38,611	37,693
Time deposits of $100,000 or more	295,179	351,273
Other time deposits	323,348	361,175
Total deposits	1,615,961	1,709,578
Accrued interest payable	1,020	1,116
Other liabilities	9,264	13,180
Other borrowings	74,334	70,362
Subordinated debentures	81,963	81,963
Total liabilities	1,782,542	1,876,199
Shareholders' equity:
Common stock - $1 par value; 40,000,000 shares authorized;
19,692,606, 19,529,705, shares issued and outstanding, respectively	19,693	19,530
Paid in capital	99,342	99,705
Retained earnings	131,896	125,093
Accumulated other comprehensive income (loss)	(1,511)	1,728
Total shareholders' equity	249,420	246,056
Total liabilities & shareholders' equity	$2,031,962	$2,122,255

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Operations

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands, except earnings per share data)	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$16,415	$21,708	$33,421	$45,085
Investment securities:
U.S. Government and agency obligations	426	411	898	804
Mortgage-backed securities	833	1,319	1,700	2,638
State and political subdivisions	302	257	606	469
Other securities	33	152	81	174
Other interest-earning assets	255	193	495	377
Total interest income	18,264	24,040	37,201	49,547

Interest expense:
Interest-bearing demand	37	59	82	129
Money market accounts	190	234	426	520
Savings accounts	12	13	24	26
Time deposits of $100,000 or more	613	1,185	1,311	2,505
Other time deposits	590	1,051	1,251	2,258
Other borrowings	222	222	442	446
Subordinated debentures	1,466	1,529	2,925	3,067
Total interest expense	3,130	4,293	6,461	8,951

Net interest income	15,134	19,747	30,740	40,596

Provision for loan losses	(876)	32	(378)	1,748
Net interest income after provision for loan losses	16,010	19,715	31,118	38,848

Noninterest income:
Service charges and fees	2,607	2,931	5,267	5,858
Gain on sales of loans, net	831	582	1,645	1,117
Gain on sale of investment securities, net	-	35	-	35
Other noninterest income	53	53	116	105
Total noninterest income	3,491	3,601	7,028	7,115

Noninterest expense:
Salaries and employee benefits	8,039	7,354	16,175	14,601
Occupancy	2,679	2,635	5,253	5,180
FDIC and other insurance	400	699	891	1,482
Other real estate, net	(1,394)	2,059	(1,041)	2,431
General and administrative	3,115	4,022	5,949	7,384
Total noninterest expense	12,839	16,769	27,227	31,078
Income before taxes	6,662	6,547	10,919	14,885
Taxes on income	2,248	2,430	4,116	5,557
Net income	$4,414	$4,117	$6,803	$9,328
Net income available to common shareholders	$4,414	$3,011	$6,803	$7,130

Basic earnings per common share	$0.22	$0.15	$0.34	$0.37
Diluted earnings per common share	0.22	0.15	0.34	0.37
Common dividends declared per share	-	-	-	-

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands)	2013	2012	2013	2012

Net income	$4,414	$4,117	$6,803	$9,328

Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities	(6,481)	177	(6,750)	291
Reclassification adjustment for net gains arising during the period	-	(35)	-	(35)
Change in fair value of derivative used for cash flow hedge	1,276	(547)	1,517	(322)
Other comprehensive loss, before tax	(5,205)	(405)	(5,233)	(66)
Tax benefit (expense) related to items of other comprehensive
loss	1,982	153	1,994	(1)
Other comprehensive loss, net of tax	(3,223)	(252)	(3,239)	(67)
Comprehensive income	$1,191	$3,865	$3,564	$9,261

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statement of Cash Flows

	For the six months
	ended June 30,
(Dollars in thousands)	2013	2012
Operating activities:
Net income	$6,803	$9,328
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(378)	1,748
Adjustment to other real estate	1,887	1,337
Deferred tax expense	3,830	5,411
Asset depreciation	1,218	1,209
Securities premium amortization, net of discount accretion	1,965	1,385
Amortization of intangibles	723	719
Stock based compensation expense	554	28
Net gain on sales/calls of investment securities	-	(35)
Net gain on sales of available for sale loans	(1,645)	(1,117)
Net gain on sales of premises/equipment	(9)	(3)
Net gain on sales of other real estate	(3,535)	(65)
Proceeds from sales of held for sale loans	76,711	58,064
Held for sale loans originated for resale	(76,921)	(60,001)
Net changes in assets and liabilities:
Accrued interest receivable	298	162
Other assets	4,248	1,185
Income tax receivable / payable	22,686	3,637
Excess tax expense from share-based payment arrangements	-	55
Accrued interest payable	(96)	(2,858)
Other liabilities	(2,771)	667
Net cash provided by operating activities	35,568	20,856
Investing activities:
Proceeds from sales of available for sale securities	-	6,588
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	5,000	2,250
Available for sale securities	64,043	35,541
Redemptions (purchases) of other investments	(12)	133
Purchases of available for sale securities	(73,050)	(110,500)
Principal repayments, net of loans originated	56,512	209,847
Purchases of premises and equipment	(631)	(1,081)
Proceeds from sales of premises and equipment	50	139
Proceeds from sales of other real estate	15,167	3,248
Net cash provided by investing activities	67,079	146,165
Financing activities:
Net decrease in deposits	(93,617)	(133,003)
Net increase in other borrowings	3,972	11,998
Net proceeds from issuance of common stock	178	25
Repurchase of common stock warrant	(2,287)	-
Excess tax expense from share-based payment arrangements	-	(55)
Net cash used in financing activities	(91,754)	(121,035)
Net increase in cash and cash equivalents	10,893	45,986
Cash and cash equivalents:
Beginning of period	288,079	229,889
End of period	$298,972	$275,875

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

						Accumulated
				Additional		Other	Total
	Preferred	Common Stock		Paid in	Retained	Comprehensive	Shareholders'
(Dollars in thousands)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2011	$68,455	19,444,213	19,444	98,932	112,647	2,111	$301,589

Dividends (paid and /or accrued):
Preferred	-	-	-	-	(1,817)	-	(1,817)
Warrant amortization	382	-	-	-	(382)	-	-
Net common stock issued under employee
plans and related tax expense	-	2,989	3	(33)	-	-	(30)
Other comprehensive loss, net of tax	-	-	-	-	-	(67)	(67)
Net income	-	-	-	-	9,328	-	9,328

Balance, June 30, 2012	$68,837	19,447,202	$19,447	$98,899	$119,776	$2,044	$309,003

Balance, December 31, 2012	$-	19,529,705	$19,530	$99,705	$125,093	$1,728	$246,056

Warrant repurchase	-	-	-	(2,287)	-	-	(2,287)
Common stock issued	-	161,600	162	1,909	-	-	2,071
Net common stock issued under employee
plans and related tax expense	-	1,301	1	15	-	-	16
Other comprehensive loss, net of tax	-	-	-	-	-	(3,239)	(3,239)
Net income	-	-	-	-	6,803	-	6,803

Balance, June 30, 2013	$-	19,692,606	$19,693	$99,342	$131,896	$(1,511)	$249,420

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1: SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States.  However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation.  Those adjustments consist of normal recurring adjustments.  The results of operations for the three and six months ended June 30, 2013, and the cash flows for the six months ended June 30, 2013, should not be considered indicative of the results to be expected for the full year.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2012.

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

NOTE 2:  INVESTMENT SECURITIES

A summary of the amortized cost and fair values of investment securities at June 30, 2013 and December 31, 2012 follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At June 30, 2013
Held to Maturity:
Obligations of state and political subdivisions	$11,758	$430	$-	$12,188
Total	$11,758	$430	$-	$12,188

Available for Sale:
Federal agency securities	$121,338	$510	$(2,255)	$119,593
Obligations of state and political subdivisions	34,523	73	(520)	34,076
Residential mortgage-backed securities	194,664	2,015	(1,154)	195,525
Asset-backed securities	9,564	-	(303)	9,261
Equity securities	1,308	882	-	2,190
Total	$361,397	$3,480	$(4,232)	$360,645

At December 31, 2012
Held to Maturity:
Obligations of state and political subdivisions	$12,797	$862	$-	$13,659
Total	$12,797	$862	$-	$13,659

Available for Sale:
Federal agency securities	$114,159	$1,474	$(19)	$115,614
Obligations of state and political subdivisions	34,754	887	(83)	35,558
Residential mortgage-backed securities	200,310	3,668	(303)	203,675
Asset-backed securities	7,794	-	(123)	7,671
Equity securities	1,300	497	-	1,797
Total	$358,317	$6,526	$(528)	$364,315

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association.

Securities with limited marketability, such as Federal Reserve Bank stock, Federal Home Loan Bank (“FHLB”) stock, and certain other investments, are carried at cost and included in other assets on the unaudited consolidated statement of financial condition.  Total investments carried at cost were $8.5 million at June 30, 2013 and December 31, 2012.  There are no identified events or changes in circumstances that may have a significant adverse effect on the investments carried at cost.

A comparison of the amortized cost and approximate fair value of our investment securities by maturity date at June 30, 2013 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
One year or less	$38,338	$38,886	$1,003	$1,009
More than one year through five years	189,006	190,308	940	957
More than five years through ten years	115,096	112,514	6,397	6,552
More than ten years	18,957	18,937	3,418	3,670
Total	$361,397	$360,645	$11,758	$12,188

The foregoing analysis assumes that our residential mortgage-backed securities mature during the period in which they are estimated to prepay.  No other prepayment or repricing assumptions have been applied to our investment securities for this analysis.

Gain or loss on sale of investments is based upon the specific identification method.  Sales of securities available for sale were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Proceeds from sales	$-	$6,588	$-	$6,588
Gross realized gains	-	45	-	45
Gross realized losses	-	(10)	-	(10)

The following table shows securities with gross unrealized losses and their fair values by the length of time that the individual securities had been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012.  Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
		Amortized cost of	Loss Existing for:		Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses
At June 30, 2013
Available for Sale:
Federal agency securities	36	$86,704	$(2,255)	$-	$84,449
Obligations of state and political subdivisions	20	25,903	(448)	(72)	25,383
Residential mortgage-backed securities	51	92,996	(1,120)	(34)	91,842
Asset-backed securities	5	9,564	(303)	-	9,261
Total	112	$215,167	$(4,126)	$(106)	$210,935

At December 31, 2012
Available for Sale:
Federal agency securities	5	$9,887	$(19)	$-	$9,868
Obligations of state and political subdivisions	9	10,457	(83)	-	10,374
Residential mortgage-backed securities	23	46,787	(288)	(15)	46,484
Asset-backed securities	4	7,794	(123)	-	7,671
Total	41	$74,925	$(513)	$(15)	$74,397

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

We have the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time we expect to receive full value for the securities.  Furthermore, as of June 30, 2013, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not likely that we will have to sell any such securities before a recovery of cost.  The declines in fair value were attributable to recent increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates.  Management does not believe any of the securities are impaired due to credit quality.  Accordingly, as of June 30, 2013, management believes the impairment of these investments is not deemed to be other-than-temporary.

As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.  Securities with an amortized cost of $286.2 million and $284.2 million were pledged to meet such requirements at June 30, 2013 and December 31, 2012, respectively.  Any amount over-pledged can be released at any time.

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

We extend commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas.  Its commercial lending operations are concentrated in Oklahoma City, Tulsa, Dallas, Wichita, and other metropolitan markets in Oklahoma, Texas,  and Kansas.  As a result, the collectability of our loan portfolio can be affected by changes in the economic conditions in those states and markets.  Please see Note 8: Operating Segments for more detail regarding loans by market.  At June 30, 2013 and December 31, 2012, substantially all of our loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.

Our loan classifications were as follows:

	At June 30, 2013		At December 31, 2012
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Real estate mortgage:
Commercial	$786,686	$15,452	$870,975	$18,298
One-to-four family residential	77,445	4,253	70,954	4,881
Real estate construction:
Commercial	158,907	320	130,753	382
One-to-four family residential	5,241	-	3,656	-
Commercial	235,667	1,554	240,498	2,037
Installment and consumer:
Guaranteed student loans	4,520	-	4,680	-
Other	27,977	67	31,512	109
	1,296,443	21,646	1,353,028	25,707
Less: Allowance for loan losses	(40,270)	(82)	(46,494)	(224)
Total loans, net	$1,256,173	$21,564	$1,306,534	$25,483

Concentrations of Credit.  At June 30, 2013, $429.4 million, or 33%, of our noncovered loans consisted of loans to individuals and businesses in the healthcare industry.  We do not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Loans Held for Sale.  We had loans which were held for sale of $7.2 million and $31.7 million at June 30, 2013 and December 31, 2012, respectively.  The decline from year-end is due to the first quarter reclassification of the guaranteed student loans and the United States Department of Agriculture government guaranteed commercial real estate loans back into the loan portfolio in and not actively looking to sell these loans.  These loans were reclassified at their respective book value which approximated fair value.  The loans currently classified as held for sale, primarily residential mortgage loans, are carried at the lower of cost or market value.  A substantial portion of the one-to-four family residential loans and loan servicing rights are primarily sold to one buyer.  These mortgage loans are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan.  These loans are available for sale in the secondary market.

Loan Servicing.  We earn fees for servicing real estate mortgages and other loans owned by others.  The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned.  The unpaid principal balance of real estate mortgage loans serviced for others totaled $368.8 million and $305.5 million at June 30, 2013 and 2012, respectively.  Loan servicing rights are capitalized based on estimated fair value at the point of origination.  The servicing rights are amortized over the period of estimated net servicing income.

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

Changes in the carrying amounts and accretable yields for ASC 310.30,  Receivables: Loans and Debt Securities Acquired with Deteriorated Credit Quality,  loans were as follows for the three and six months ended June 30, 2013 and June 30, 2012.

	For the three months ended June 30,
	2013		2012
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$1,707	$23,601	$1,918	$33,315
Payments received	-	(1,941)	-	(2,568)
Transfers to other real estate / repossessed assets	-	-	(3)	(173)
Net charge-offs	-	(70)	(1)	(40)
Accretion	(127)	56	(156)	178
Balance at end of period	$1,580	$21,646	$1,758	$30,712

	For the six months ended June 30,
	2013		2012
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$1,904	$25,707	$2,402	$37,615
Payments received	-	(3,830)	-	(5,860)
Transfers to other real estate / repossessed assets	(33)	(375)	6	(1,163)
Net charge-offs	(1)	(70)	(5)	(112)
Net reclassifications to / from nonaccretable amount	-	-	(271)	-
Accretion	(290)	214	(374)	232
Balance at end of period	$1,580	$21,646	$1,758	$30,712

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

The following table shows the recorded investment in loans on nonaccrual status.

	At June 30, 2013		At December 31, 2012
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Real estate mortgage:
Commercial	$12,325	$2,787	$18,337	$3,087
One-to-four family residential	418	74	563	52
Real estate construction:
Commercial	5,989	130	3,355	130
Commercial	10,718	71	12,761	324
Other consumer	63	-	88	2
Total nonaccrual loans	$29,513	$3,062	$35,104	$3,595

During the first six months of 2013,  an immaterial amount of interest income was received on nonaccruing loans.  If interest on all nonaccrual loans had been accrued for the six months ended June 30, 2013, additional interest income of $1.0 million would have been recorded.

Net cumulative charge-offs against noncovered nonaccrual loans at June 30, 2013 and December 31, 2012 were $12.6 million and $8.3 million, respectively.

Included in noncovered nonaccrual loans are five and six collateral dependent lending relationships with aggregate principal balances of approximately $25.7 million and $31.2 million  as of June 30, 2013 and December 31, 2012, respectively.  Related impairment reserves as of June 30, 2013 and December 31, 2012 were $3.2 million and $6.8 million, respectively.  These impairment reserves were established either based on recent appraisal values obtained for the respective properties or the discounted present value of expected cash flows using the loan’s initial effective interest rate.  At June 30, 2013,  three of the five lending relationships were secured by commercial real estate.

The following table shows an age analysis of past due loans at June 30, 2013 and December 31, 2012.

		90 days and				Recorded loans
	30-89 days	greater	Total past		Total	> 90 days and
(Dollars in thousands)	past due	past due	due	Current	loans	accruing
At June 30, 2013
Noncovered:
Real estate mortgage:
Commercial	$4,808	$12,325	$17,133	$769,553	$786,686	$-
One-to-four family residential	115	418	533	76,912	77,445	-
Real estate construction:
Commercial	-	5,989	5,989	152,918	158,907	-
One-to-four family residential	-	-	-	5,241	5,241	-
Commercial	1,912	10,719	12,631	223,036	235,667	1
Other	125	64	189	32,308	32,497	1
Total - noncovered	6,960	29,515	36,475	1,259,968	1,296,443	2

Covered:
Real estate mortgage:
Commercial	323	2,787	3,110	12,342	15,452	-
One-to-four family residential	-	74	74	4,179	4,253	-
Real estate construction:
Commercial	-	130	130	190	320	-
Commercial	-	71	71	1,483	1,554	-
Other	-	-	-	67	67	-
Total - covered	323	3,062	3,385	18,261	21,646	-
Total	$7,283	$32,577	$39,860	$1,278,229	$1,318,089	$2

At December 31, 2012
Noncovered:
Real estate mortgage:
Commercial	$23,348	$18,337	$41,685	$829,290	$870,975	$-
One-to-four family residential	1,479	1,310	2,789	68,165	70,954	747
Real estate construction:
Commercial	3,501	3,355	6,856	123,897	130,753	-
One-to-four family residential	-	-	-	3,656	3,656	-
Commercial	7,358	15,232	22,590	217,908	240,498	2,471
Other	538	160	698	35,494	36,192	72
Total - noncovered	36,224	38,394	74,618	1,278,410	1,353,028	3,290

Covered:
Real estate mortgage:
Commercial real estate	1,090	3,087	4,177	14,121	18,298	-
One-to-four family residential	-	52	52	4,829	4,881	-
Real estate construction:
Commercial	-	130	130	252	382	-
Commercial	-	324	324	1,713	2,037	-
Other	-	2	2	107	109	-
Total - covered	1,090	3,595	4,685	21,022	25,707	-
Total	$37,314	$41,989	$79,303	$1,299,432	$1,378,735	$3,290

Impaired Loans.  A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Each loan deemed to be impaired (loans on nonaccrual status and greater than one-hundred thousand, and all troubled debt restructurings) is evaluated on an individual basis using the discounted present value of expected cash flows based on the loan’s initial effective interest rate, the fair value of collateral, or the market value of the loan.  Smaller balance, homogeneous loans, including mortgage, student, and consumer, are collectively evaluated for impairment.

Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  Impaired loans or portions thereof, are charged-off when deemed uncollectible.

Impaired loans are shown in the following table:

	With No Specific Allowance		With A Specific Allowance
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Investment	Balance	Allowance
At June 30, 2013
Noncovered:
Commercial real estate	$31,096	$31,401	$15,225	$16,334	$4,076
One-to-four family residential	418	519	-	-	-
Real estate construction	5,989	10,107	-	-	-
Commercial	4,840	7,784	7,734	9,215	3,840
Other	4	7	59	82	59
Total noncovered	$42,347	$49,818	$23,018	$25,631	$7,975

Covered:
Commercial real estate	$5,992	$8,548	$659	$832	$19
One-to-four family residential	45	55	47	96	4
Real estate construction	130	308	-	-	-
Commercial	71	177	-	-	-
Total covered	$6,238	$9,088	$706	$928	$23

At December 31, 2012
Noncovered:
Commercial real estate	$29,425	$30,340	$24,630	27,397	$5,094
One-to-four family residential	563	653	7	7	7
Real estate construction	3,970	7,841	232	256	50
Commercial	3,337	6,975	13,422	13,448	6,492
Other	7	8	81	100	81
Total noncovered	$37,302	$45,817	$38,372	41,208	$11,724

Covered:
Commercial real estate	$4,325	$5,347	$2,214	3,979	$22
One-to-four family residential	20	25	52	98	2
Real estate construction	130	308	-	-	-
Commercial	322	1,884	2	3	1
Other	2	4	-	-	-
Total covered	$4,799	$7,568	$2,268	$4,080	$25

The average recorded investment and interest income recognized on impaired loans as of the six months ended June 30, 2013 and June 30, 2012 is shown in the following table:

	As of and for the six months ended June 30,
	2013		2012
	Average		Average
	Recorded	Interest	Recorded	Interest
(Dollars in thousands)	Investment	Income	Investment	Income
Noncovered:
Commercial real estate	$47,601	$846	$28,174	$-
One-to-four family residential	305	-	859	25
Real estate construction	5,155	-	4,667	9
Commercial	12,159	46	9,312	5
Other	72	-	148	-
Total noncovered	$65,292	$892	$43,160	$39

Covered:
Commercial real estate	$16,889	$122	$22,464	$20
One-to-four family residential	4,539	1	6,168	-
Real estate construction	359	-	2,718	38
Commercial	1,721	-	2,376	-
Other	89	-	194	1
Total covered	$23,597	$123	$33,920	$59

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

Troubled debt restructured loans outstanding as of June 30, 2013 and December 31, 2012 were as follows:

	At June 30, 2013		At December 31, 2012
(Dollars in thousands)	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial real estate	$37,860	$11,517	$39,170	$2,953
One-to-four family residential	18	118	27	134
Real estate construction	-	130	847	130
Commercial	1,856	1,644	3,998	351
Consumer	-	59	-	81
Total	$39,734	$13,468	$44,042	$3,649

At June 30, 2013 and December 31, 2012,  we had no significant commitments to lend additional funds to debtors whose loan terms have been modified in troubled debt restructuring.

Loans modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2013 and  June 30, 2012 are shown in the following table:

	For the three months ended June 30,
	2013		2012
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial real estate	2	$1,722	2	$232
Commercial	2	1,307	-	-
Total	4	$3,029	2	$232

	For the six months ended June 30,
	2013		2012
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial real estate	7	$2,948	4	$12,454
One-to-four family residential	-	-	1	95
Real estate construction	-	-	1	881
Commercial	5	1,863	2	341
Total	12	$4,811	8	$13,771

The modifications of loans identified as troubled debt restructurings primarily related to payment extensions and/or reductions in the interest rate.  The financial impact of troubled debt restructurings is not significant.

The following table presents the recorded investment and the number of loans modified as a troubled debt restructuring that subsequently defaulted during the three and six months ended June 30, 2013 and June 30, 2012.  Default, for this purpose, is deemed to occur when a loan is 90 days or more past due or transferred to nonaccrual and is within twelve months of restructuring.

	For the three months ended June 30,
	2013		2012
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	Investment	Contracts	Investment
Commercial	1	$1,048	2	$115
Total	1	$1,048	2	$115

	For the six months ended June 30,
	2013		2012
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	Investment	Contracts	Investment
Commercial real estate	1	$550	-	$-
Commercial	1	1,048	2	115
Total	2	$1,598	2	$115

Credit Quality Indicators.  To assess the credit quality of loans, we categorize loans into risk categories based on relevant information about the ability of the borrowers to service their debts such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  This analysis is performed on a quarterly basis.  We use the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans.  As of June 30, 2013 and December 31, 2012, based on the most recent analysis performed as of those dates, the risk category of loans by class was as follows:

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At June 30, 2013
Grade:
Pass	$634,950	$77,856	$101,814	$212,470	$32,319	$1,059,409
Special Mention	86,588	2,275	35,850	3,912	181	128,806
Substandard	79,118	1,534	26,804	14,896	64	122,416
Doubtful	1,482	33	-	5,943	-	7,458
Total	$802,138	$81,698	$164,468	$237,221	$32,564	$1,318,089

At December 31, 2012
Grade:
Pass	$718,054	$71,975	$83,350	$208,019	$35,897	$1,117,295
Special Mention	88,167	1,901	25,964	7,047	181	123,260
Substandard	80,104	1,923	25,477	26,887	223	134,614
Doubtful	2,948	36	-	582	-	3,566
Total	$889,273	$75,835	$134,791	$242,535	$36,301	$1,378,735

Allowance for Loan Losses.  The allowance for loan losses is a reserve established through the provision for loan losses charged to operations.  Loan amounts which are determined to be uncollectible are charged against this allowance, and recoveries, if any, are added to the allowance.  The appropriate amount of the allowance is based on periodic review and evaluation of the loan portfolio and quarterly assessments of the probable losses inherent in the loan portfolio.  The amount of the loan loss provision for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate after the effects of net charge-offs for the period.

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

The general component of the allowance is calculated based on ASC 450, Contingencies.  Loans not evaluated for specific allowance are segmented into loan pools by type of loan.  The commercial real estate and real estate construction pools are further segmented by the market in which the loan collateral is located.  Our primary markets are Oklahoma, Texas, and Kansas, and loans secured by real estate in those states are included in the “in-market” pool, with the remaining loans defaulting to the “out-of-market” pool.  Estimated allowances are based on historical loss trends with adjustments factored in based on qualitative risk factors both internal and external to us.  The historical loss trend is determined by loan pool and segmentation and is based on the actual loss history experienced by us over the most recent three years.  The qualitative risk factors include, but are not limited to, economic and business conditions, changes in lending staff, lending policies and procedures, quality of loan review, changes in the nature and volume of the portfolios, loss and recovery trends, asset quality trends, and legal and regulatory considerations.

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

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At June 30, 2013
Balance at beginning of period	$27,223	$861	$5,271	$12,604	$759	$46,718
Loans charged-off	(509)	(577)	(131)	(5,335)	(171)	(6,723)
Recoveries	86	47	39	499	64	735
Provision for loan losses	(5,685)	731	1,650	2,989	(63)	(378)
Balance at end of period	$21,115	$1,062	$6,829	$10,757	$589	$40,352

Allowance for loan losses ending balance:
Individually evaluated for impairment	$4,076	$-	$-	$3,840	$59	$7,975
Collectively evaluated for impairment	17,019	1,000	6,829	6,917	530	32,295
Acquired with deteriorated credit quality	20	62	-	-	-	82
Total ending allowance balance	$21,115	$1,062	$6,829	$10,757	$589	$40,352

Loans receivable ending balance:
Individually evaluated for impairment	$46,321	$418	$5,989	$12,574	$63	$65,365
Collectively evaluated for impairment	740,365	77,027	158,159	223,093	32,434	1,231,078
Acquired with deteriorated credit quality	15,452	4,253	320	1,554	67	21,646
Total ending loans balance	$802,138	$81,698	$164,468	$237,221	$32,564	$1,318,089

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At June 30, 2012
Balance at beginning of period	$21,749	$1,016	$11,177	$9,827	$915	$44,684
Loans charged-off	(129)	(213)	-	(3,404)	(419)	(4,165)
Recoveries	23	195	128	966	319	1,631
Provision for loan losses	720	(138)	(668)	1,812	22	1,748
Balance at end of period	$22,363	$860	$10,637	$9,201	$837	$43,898

Allowance for loan losses ending balances:
Individually evaluated for impairment	$3,706	$59	$50	$2,965	$99	$6,879
Collectively evaluated for impairment	18,617	786	10,551	6,236	738	36,928
Acquired with deteriorated credit quality	40	15	36	-	-	91
Total ending allowance balance	$22,363	$860	$10,637	$9,201	$837	$43,898

Loans receivable ending balance:
Individually evaluated for impairment	$32,756	$919	$4,490	$13,743	$137	$52,045
Collectively evaluated for impairment	898,483	73,471	210,792	249,342	38,571	1,470,659
Acquired with deteriorated credit quality	21,472	5,432	1,627	2,033	148	30,712
Total ending loans balance	$952,711	$79,822	$216,909	$265,118	$38,856	$1,553,416

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

The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies.  However, considerable judgment is required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amount we could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies could have a material effect on our estimated fair value amounts.  There were no changes in valuation methods used to estimate fair value during the six months ended June 30, 2013.

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

The fair value of a single private equity investment is estimated based on our proportionate share of the net asset value, $2.1 million and $1.7 million as of June 30, 2013 and December 31, 2012, respectively.  The investee invests in small and mid-sized U.S. financial institutions and other financial-related companies.  This investment has a quarterly redemption with sixty-five days’ notice.

Derivative instrument – We utilize an interest rate swap agreement to convert one of our variable-rate subordinated debentures to a fixed rate (cash flow hedge).  The fair value of the interest rate swap agreement is obtained from dealer quotes.

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At June 30, 2013
Loans held for sale:
One-to-four family residential	$7,087	$-	$7,087	$-
Government guaranteed commercial real estate	55	-	55	-
Other loans held for sale	75	-	75	-

Available for sale securities:
Federal agency securities	119,593	-	119,593	-
Obligations of state and political subdivisions	34,076	-	34,076	-
Residential mortgage-backed securities	195,524	-	195,524	-
Asset-backed securities	9,261	-	9,261	-
Equity securities	2,191	124	2,067	-

Derivative instrument	(1,678)	-	(1,678)	-
Total	$366,184	$124	$366,060	$-

At December 31, 2012
Loans held for sale:
Student loans	$4,680	$-	$4,680	$-
One-to-four family residential	5,112	-	5,112	-
Government guaranteed commercial real estate	21,794	-	21,794	-
Other loans held for sale	96	-	96	-

Available for sale securities:
Federal agency securities	115,614	-	115,614	-
Obligations of state and political subdivisions	35,558	-	35,558	-
Residential mortgage-backed securities	203,675	-	203,675	-
Asset-backed securities	7,671		7,671
Equity securities	1,797	111	1,686	-

Derivative instrument	(3,195)	-	(3,195)	-
Total	$392,802	$111	$392,691	$-

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

Assets that were measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012 are summarized below.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
At June 30, 2013
Noncovered impaired loans at fair value :
Commercial real estate	$20,336	$-	$20,336	$-	$2,625
One-to-four family residential	11	-	11	-	-
Real estate construction	2,978	-	2,978	-	42
Commercial	11,199	-	11,199	-	(2,090)
Other consumer	59	-	59	-	22

Noncovered other real estate	145	-	145	-	(1,491)
Covered other real estate	1,666	-	1,666	-	(397)
Total	$36,394	$-	$36,394	$-	$(1,289)

At December 31, 2012
Noncovered impaired loans at fair value :
Commercial real estate	$33,137	$-	$33,137	$-	$(6,674)
One-to-four family residential	23	-	23	-	(7)
Real estate construction	232	-	232		3,532
Commercial	13,473	-	13,473	-	(6,637)
Other consumer	81	-	81	-	31

Noncovered other real estate	11,315	-	11,315	-	(3,998)
Covered other real estate	3,643	-	3,643	-	(180)
Mortgage loan servicing rights	2,321	-	-	2,321	(465)
Total	$64,225	$-	$61,904	$2,321	$(14,398)

Noncovered impaired loans measured at fair value with a carrying amount of $47.4 million were written down to a fair value of $34.6 million, resulting in a life-to-date impairment of $12.8 million, of which $0.6 million was included in the provision for loan losses for the six months ended June 30, 2013.  As of December 31, 2012, noncovered impaired loans measured at fair value with a carrying amount of $61.0 million were written down to the fair value of $46.9 million at December 31, 2012, resulting in a life-to-date impairment charge of $14.1 million, of which $9.8 million was included in the provision for loan losses for the year ended December 31, 2012.

As of June 30, 2013, noncovered and covered other real estate assets were written down to their fair values, resulting in an impairment charge of approximately $1.5 million and $0.4 million, respectively, which was included in noninterest expense for the six months ended June 30, 2013.  As of December 31, 2012, noncovered and covered other real estate assets were written down to their fair values, resulting in an impairment charge of approximately $4.0 million and $0.2 million, respectively, which was included in noninterest expense for the year ended December 31, 2012.

For the six months ended June 30, 2013 there was no impairment of mortgage loan servicing rights.  For the year ended December 31, 2012, mortgage loan servicing rights were written down to their fair values, resulting in impairment charges of $0.5 million, which was included in noninterest income for that period.

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

            Subordinated debentures – Two of our subordinated debentures have floating rates that reset quarterly and our third subordinated debenture has a fixed rate.  The fair value of our fixed rate subordinated debenture is based on market price.  The fair value of the floating rate subordinated debentures approximates carrying value at June 30, 2013.

The carrying values and estimated fair values of our financial instruments segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	At June 30, 2013		At December 31, 2012
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$298,972	$298,972	$288,079	$288,079
Securities held to maturity	11,758	12,188	12,797	13,659
Accrued interest receivable	6,067	6,067	6,365	6,365
Investments included in other assets	8,543	8,543	8,531	8,531
Level 3 inputs:
Total loans, net of allowance	1,277,737	1,238,307	1,332,017	1,301,942
Financial liabilities:
Level 2 inputs:
Deposits	1,615,961	1,546,071	1,709,578	1,666,653
Accrued interest payable	1,020	1,020	1,116	1,116
Other liabilities	7,586	7,586	9,985	9,985
Other borrowings	74,334	77,651	70,362	74,057
Subordinated debentures	81,963	82,722	81,963	82,998

NOTE 5:  DERIVATIVE INSTRUMENT

We have an interest rate swap agreement with a total notional amount of $25.0 million.  The interest rate swap contract was designated as a hedging instrument in cash flow hedges with the objective of protecting the overall cash flow from our quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven year period beginning February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month London Interbank Offered Rate (“LIBOR”).  Under the swap, we pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85% on a total notional amount of $25.0 million, with quarterly settlements.  The rate received by us as of June 30, 2013 was 3.13%.

The estimated fair value of the interest rate derivative contract outstanding as of June 30, 2013 and December 31, 2012 resulted in a pre-tax loss of $1.7 million and $3.2 million, respectively, and was included in other liabilities in the unaudited consolidated statement of financial condition.  We obtained the counterparty valuation to validate its interest rate derivative contract as of June 30, 2013 and December 31, 2012.

The effective portion of our gain or loss due to changes in the fair value of the derivative hedging instrument, a $0.9 million gain and a $0.2 million loss for the six months ended June 30, 2013 and June 30, 2012, respectively, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense.  No ineffectiveness related to the interest rate derivative was recognized during either reporting period.

Net cash flows as a result of the interest rate swap agreement were $0.4 million for both the six months ended June 30, 2013 and June 30, 2012, and were included in interest expense on subordinated debentures.

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

The fair value of cash and securities posted as collateral by us related to the derivative contract was $4.1 million and $4.2 million at June 30, 2013 and December 31, 2012, respectively.

NOTE 6: TAXES ON INCOME

Net deferred tax assets totaled $30.3 million at June 30, 2013 and $32.2 million at December 31, 2012.  Net deferred tax assets are included in other assets and no valuation allowance is recorded.

We are in a cumulative pretax loss position for the trailing three-year period ended June 30, 2013.  Under current accounting guidance, this represents significant negative evidence in the determination of the need for a valuation allowance.  Included in the three-year pretax loss position is $101.0 million related to the nonrecurring sale of nonperforming assets and potential problem loans that occurred in the fourth quarter of 2011.

We conducted an interim analysis to assess the need for a valuation allowance at June 30, 2013.  As part of this analysis management considered negative evidence associated with our trailing cumulative loss position against positive evidence associated with the taxable income generated in the first six months of 2013,  a  long history of taxable income, and projected pre-tax income in future years.  While realization of the deferred tax benefit is not assured, it is management’s judgment, after review of all available evidence and based on the weight of such evidence, that a valuation allowance is not required as realization of these benefits meets the “more likely than not” standard under generally accepted accounting principles.

ASC 704, Income Taxes,  defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the appropriate taxing authority.  During the prior period, information was obtained related to tax credits taken on previously filed tax returns that may not be sustained upon examination.  After analyzing all available information, we recorded a liability against the previously recorded tax benefit.  Subsequently, management has obtained new information that supports that the more likely than not threshold has been met and the tax benefits are now believed to be sustainable.  The previously recorded liability of $0.3 million was released during the second quarter, the first subsequent financial reporting period preceding the change in judgment.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to U.S. federal or state tax examinations for years before 2009.

NOTE 7: EARNINGS PER SHARE

Earnings per common share is computed using the two-class method prescribed by ASC 260, Earnings Per Share.  Using the two-class method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which excludes outstanding unvested restricted stock.  Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method.  Stock options and warrants with exercise prices greater than the average market price of common shares were not included in the computation of earnings per diluted share as they would have been antidilutive.  On June 30, 2013 there were no antidilutive stock options, and as of June 30, 2012 there were 14,500 antidilutive stock options to purchase common shares, respectively.

On May 29, 2013, we repurchased the warrant issued to the U.S. Treasury as part of the TARP Capital Purchase Program (the “CPP”).  The warrant provided the U.S. Treasury the right to purchase up to 703,753 shares of our common stock.  We previously repurchased all of the outstanding shares of our Fixed Rate Cumulative Perpetual Preferred Stock issued to the U.S. Treasury under the CPP in August 2012.

The following table shows the computation of basic and diluted earnings per common share:

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands, except earnings per share data)	2013	2012	2013	2012
Numerator:
Net income	$4,414	$4,117	$6,803	$9,328
Preferred dividend	-	(913)	-	(1,817)
Warrant amortization	-	(193)	-	(382)
Net income available to common shareholders	$4,414	$3,011	$6,803	$7,129
Earnings allocated to participating securities	(45)	-	(52)	-
Numerator for basic earnings per common share	$4,369	$3,011	$6,751	$7,129
Effect of reallocating undistributed earnings
of participating securities	45	-	52	-
Numerator for diluted earnings per common share	$4,414	$3,011	$6,803	$7,129

Denominator:
Denominator for basic earnings per common share -
Weighted average common shares outstanding	19,692,420	19,446,086	19,642,111	19,445,392
Effect of dilutive securities:
Stock options	-	-	-	-
Warrant	-	-	-	-
Denominator for diluted earnings per common share	19,692,420	19,446,086	19,642,111	19,445,392

Earnings per common share:
Basic	$0.22	$0.15	$0.34	$0.37
Diluted	$0.22	$0.15	$0.34	$0.37

NOTE 8:  OPERATING SEGMENTS

We operate five principal segments:  Oklahoma Banking, Texas Banking, Kansas Banking, Secondary Market, and Other Operations.  The Oklahoma Banking segment, the Texas Banking segment, and the Kansas Banking segment provide deposit and lending services.  The Secondary Market segment consists of residential mortgage lending services to customers.  Other Operations includes our funds management unit, SNB Wealth Management, and corporate investments.

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

Effective January 1, 2013, and as a result of new management, we began to identify reportable segments by geographic location of relationship manager.  Operating results are adjusted for allocated service and management costs.  In addition to this realignment, management decided to eliminate a capital credit allocation between the reportable segments.  The prior year information has been realigned and reallocated for consistency with current identified reportable segments.

The accounting policies of each reportable segment are the same as ours.  Expenses for consolidated back-office operations are allocated to operating segments based on estimated uses of those services.  General overhead expenses such as executive administration, accounting, and audit are allocated based on the direct expense and/or deposit and loan volumes of the operating segment.  Income tax expense for the operating segments is calculated at statutory rates.  The Other Operations segment records the tax expense or benefit necessary to reconcile to the consolidated financial statements.

Capital is assigned to each of the segments using a risk-based capital pricing methodology that assigns capital ratios by asset, deposit, or revenue category based on credit risk, interest rate risk, market risk, operational risk, and liquidity risk.

The following table summarizes financial results by operating segment:

For the three months ended June 30, 2013
	Oklahoma	Texas	Kansas	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Market	Operations	Company
Net interest income	$8,434	$4,593	$2,560	$165	$(618)	$15,134
Provision for loan losses	(714)	(1,269)	107	(12)	1,012	(876)
Noninterest income	1,787	307	485	847	65	3,491
Noninterest expenses	6,876	1,080	3,179	612	1,092	12,839
Income (loss) before taxes	4,059	5,089	(241)	412	(2,657)	6,662
Taxes on income	1,420	1,727	(99)	137	(937)	2,248
Net income (loss)	$2,639	$3,362	$(142)	$275	$(1,720)	$4,414

For the three months ended June 30, 2012
	Oklahoma	Texas	Kansas	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Market	Operations	Company
Net interest income	$9,933	$6,642	$2,246	$283	$643	$19,747
Provision for loan losses	(2,183)	2,514	(299)	-	-	32
Noninterest income	1,908	432	479	475	307	3,601
Noninterest expenses	6,942	3,633	4,031	566	1,597	16,769
Income (loss) before taxes	7,082	927	(1,007)	192	(647)	6,547
Taxes on income	2,640	339	(379)	71	(241)	2,430
Net income (loss)	$4,442	$588	$(628)	$121	$(406)	$4,117

For the six months ended June 30, 2013
	Oklahoma	Texas	Kansas	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Market	Operations*	Company
Net interest income	$16,693	$9,608	$5,046	$301	$(908)	$30,740
Provision for loan losses	156	(1,563)	30	(13)	1,012	(378)
Noninterest income	3,554	694	950	1,561	269	7,028
Noninterest expenses	14,247	3,687	6,074	1,174	2,045	27,227
Income (loss) before taxes	5,844	8,178	(108)	701	(3,696)	10,919
Taxes on income	2,203	3,082	(40)	264	(1,393)	4,116
Net income (loss)	$3,641	$5,096	$(68)	$437	$(2,303)	$6,803

* Includes externally generated loss of $1.1 million, primarily from investing services, and an internally generated revenue of $0.4 million from the funds management unit

Total loans at period end	$656,352	$444,327	$210,189	$7,217	$4	$1,318,089
Total assets at period end	661,036	436,460	215,489	10,035	708,942	2,031,962
Total deposits at period end	1,171,876	173,735	248,805	4,807	16,738	1,615,961

For the six months ended June 30, 2012
	Oklahoma	Texas	Kansas	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Market	Operations*	Company
Net interest income	$20,256	$13,600	$4,765	$669	$1,306	$40,596
Provision for loan losses	245	2,994	(1,491)	-	-	1,748
Noninterest income	3,668	889	1,020	1,025	513	7,115
Noninterest expenses	13,992	6,589	6,825	1,047	2,625	31,078
Income (loss) before taxes	9,687	4,906	451	647	(806)	14,885
Taxes on income	3,617	1,831	168	242	(301)	5,557
Net income (loss)	$6,070	$3,075	$283	$405	$(505)	$9,328

* Includes externally generated revenue of $0.8 million, primarily from investing services, and an internally generated revenue of $1.0 million from the funds management unit

Total loans at period end	$751,759	$588,370	$189,291	$23,996	$-	$1,553,416
Total assets at period end	784,137	583,257	196,349	26,654	673,726	2,264,123
Total deposits at period end	1,327,514	154,818	274,233	3,921	27,893	1,788,379

NOTE 9:  NEW AUTHORITATIVE ACCOUNTING GUIDANCE

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 201) – Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”).  ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. In January 2013, FASB issued Accounting Standards Update No. 2013-01 Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”) which clarifies that ordinary trade receivables are not within the scope of ASU 2011-11.    ASU 2011-11, as amended by ASU 2013-01, became effective for us on January 1, 2013 and did not have a significant impact on the financial statements.

In October 2012, FASB issued Accounting Standards Update No. 2012-06, Business Combinations (Topic 805) – Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a financial Institution (“ASU 2012-06”). ASU 2012-06 requires that when a reporting entity initially recognizes an indemnification asset (in accordance with Subtopic 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs, the reporting entity would be required to account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value of the indemnification asset would be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining term of the indemnified assets). The amendments resulting from ASU 2012-06 would be applied prospectively to any new indemnification assets acquired and to changes in expected cash flows of existing indemnification assets occurring on or after the date of adoption. The guidance became effective for us on January 1, 2013 and did not have a significant impact on the financial statements.

In February 2013, FASB issued Accounting Standard Update No. 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 became effective for us on January 1, 2013 and did not have a significant impact on the financial statements.

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

GENERAL

We are a bank holding company for Stillwater National Bank and Trust Company (“Stillwater National”) and Bank of Kansas.  Through our subsidiaries, we offer commercial and consumer lending, deposit and investment services, specialized cash management, and other financial services from offices in Oklahoma, Texas, and Kansas, and on the Internet, through SNB DirectBanker®.  We were organized in 1981 as the holding company for Stillwater National, which was chartered in 1894.  At June 30, 2013, we had total assets of $2.0 billion, deposits of $1.6 billion, and shareholders’ equity of $249.4 million.

Our area of expertise focuses on the special financial needs of healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate borrowers.  We established a strategic focus on healthcare lending in 1974.  We provide credit and other services, such as deposits, cash management, and document imaging for physicians and other healthcare practitioners to start or develop their practices and finance the development and purchase of medical offices, clinics, surgical care centers, hospitals, and similar facilities.  As of June 30, 2013, approximately $429.4 million, or 33%, of our noncovered loans were loans to individuals and businesses in the healthcare industry.  We conduct regular market reviews of our current and potential healthcare lending and the appropriate concentrations within healthcare based upon economic and regulatory conditions.

We also focus on commercial real estate mortgage and construction credits.  Subprime residential lending has never been a part of our business strategy, and our exposure to subprime mortgage loans and subprime lenders is minimal.  One-to-four family mortgages account for 6% of total noncovered loans.  As of June 30, 2013 approximately $945.6 million, or 73%, of our noncovered loans were commercial real estate mortgage and construction loans, including $285.7 million of loans to individuals and businesses in the healthcare industry.

Our common stock is traded on the NASDAQ Global Select Market under the symbol OKSB.  We focus on converting our strategic vision into long-term shareholder value.

Our subsidiary, Southwest Capital II, holds our public trust preferred securities that are traded on the NASDAQ Global Select Market under the symbol OKSBP.  It is our intention to redeem the $34.5 million of 10.5% Trust Preferred Securities in mid-September 2013, subject to regulatory approval.

At June 30, 2013, the Oklahoma Banking segment accounted for $656.4 million in loans, the Texas Banking segment accounted for $444.3 million in loans, the Kansas Banking segment accounted for $210.2 million in loans, and the Secondary Market segment accounted for $7.2 million in loans.  Please see “Financial Condition:  Loans” below for additional information.

For additional information on our operating segments, please see “Note 8: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements.

FINANCIAL CONDITION

Investment Securities

The following table shows the composition of the investment portfolio at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2013	2012	$ Change	% Change
Federal agency securities	$119,593	$115,614	$3,979	3.44%
Obligations of state and political subdivisions	45,834	48,355	(2,521)	(5.21)
Residential mortgage-backed securities	195,525	203,675	(8,150)	(4.00)
Asset-backed securities	9,261	7,671	1,590	20.73
Equity securities	2,190	1,797	393	21.87
Total	$372,403	$377,112	$(4,709)	(1.25)%

Loans

Total loans, including loans held for sale, were $1.3 billion at June 30, 2013.  The following table shows the composition of the loan portfolio at the dates indicated:

	June 30, 2013		December 31, 2012		Total	Total
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered	$ Change	% Change
Real estate mortgage
Commercial	$786,686	$15,452	$870,975	$18,298	$(87,135)	(9.80)%
One-to-four family residential	77,445	4,253	70,954	4,881	5,863	7.73
Real estate construction
Commercial	158,907	320	130,753	382	28,092	21.42
One-to-four family residential	5,241	-	3,656	-	1,585	43.35
Commercial	235,667	1,554	240,498	2,037	(5,314)	(2.19)
Installment and consumer
Guaranteed student loans	4,520	-	4,680	-	(160)	(3.42)
Other	27,977	67	31,512	109	(3,577)	(11.31)
Total loans	$1,296,443	$21,646	$1,353,028	$25,707	$(60,646)	(4.40)%

The composition of loans held for sale and a  reconciliation to total loans is shown in the following table:

	June 30,	December 31,
(Dollars in thousands)	2013	2012	$ Change	% Change
Loans held for sale:
Student loans	$-	$4,680	$(4,680)	(100.00)%
One-to-four family residential	7,087	5,112	1,975	38.63
Government guaranteed commercial real estate	55	21,794	(21,739)	(99.75)
Other loans held for sale	75	96	(21)	(21.88)
Total loans held for sale	7,217	31,682	(24,465)	(77.22)
Noncovered portfolio loans	1,289,226	1,321,346	(32,120)	(2.43)
Covered portfolio loans	21,646	25,707	(4,061)	(15.80)
Total loans	$1,318,089	$1,378,735	$(60,646)	(4.40)%

Allowance for Loan Losses

Management determines the appropriate level of the allowance for loan losses using an established methodology.  (See “Note 3:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements.)  Management believes the amount of the allowance is appropriate, based on our analysis.

The allowance for loan losses on noncovered loans is comprised of two components.  Loans deemed to be impaired (loans on nonaccrual status and greater than one-hundred thousand, and all troubled debt restructurings) are evaluated on an individual basis using the discounted present value of expected cash flows, the fair value of collateral, or the market value of the loan, and a specific allowance is recorded based upon the result.  Collateral dependent loans are evaluated for impairment based upon the fair value of the collateral.  Any portion of a collateral dependent impaired loan in excess of the fair value of the collateral that is determined to be uncollectible is charged off.

The allowance on the unimpaired noncovered loans is determined by use of historical loss ratios adjusted for qualitative internal and external risk factors, segmented into loan pools by type of loan and market area.

The composition of the allowance for loan losses is shown in the following table:

	As of June 30, 2013			As of December 31, 2012
(Dollars in thousands)	Loan Balance	Allowance	Allowance %	Loan Balance	Allowance	Allowance %
Noncovered
Nonaccrual	$29,513	$3,938	13.3%	$35,104	$7,740	22.0%
Performing TDR	35,852	4,037	11.3	40,570	3,983	9.8
All other	1,223,861	32,295	2.6	1,245,672	34,771	2.8
Total noncovered	$1,289,226	$40,270	3.1%	$1,321,346	$46,494	3.5%

Covered
Total covered	$21,646	$82	0.4%	$25,707	$224	0.9%

Total	$1,310,872	$40,352	3.1%	$1,347,053	$46,718	3.5%

The decrease in the allowance for nonaccrual loans was the result of current period charge-offs related to nonperforming loans.  The decrease in the allowance relating to the other noncovered loans resulted from the decrease in the loan portfolio, the decrease in the dollar amounts of impaired loans in the loan portfolio, and in consideration of trends and qualitative factors, including portfolio loss trends as well as management’s assessment of economic risk, asset quality trends, levels of potential problem loans, and loan concentrations in commercial real estate mortgage and construction loans.

The amount of the loan loss provision, or negative provision, for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs for the period.  Net charge-offs for the first six months of 2013 were $6.0 million, an increase of $3.5 million, or 136%, from the $2.5 million recorded for the first six months of 2012.  The provision for loan losses for the first six months of 2013 was a credit (or negative provision)  of $0.4, representing a decrease of $2.1 million, or 122%, from the $1.7 million provision recorded for the first six months of 2012.    The decline in the provision is due to the improvement in the overall quality of the loan portfolio combined with the lower average of historical net charge-offs.

Nonperforming Loans / Nonperforming Assets

At June 30, 2013, the allowance for loan losses was 136.44% of noncovered nonperforming loans, compared to 121.10% of noncovered nonperforming loans, at December 31, 2012 (see “Provision for Loan Losses” on page 2).  Noncovered nonaccrual loans, which comprise the majority of noncovered nonperforming loans, were $29.5 million as of June 30, 2013,  a decrease of $5.6 million, or 16%, from December 31, 2012.  We have taken cumulative net charge-offs related to these noncovered nonaccrual loans of $12.6 million as of June 30, 2013.  Noncovered nonaccrual loans at June 30, 2013 were comprised of 29 relationships and were primarily concentrated in commercial real estate (42%), commercial and industrial (36%), and real estate construction (20%) loans.  All noncovered nonaccrual loans are considered impaired and are carried at their estimated collectible amounts.  These noncovered loans are believed to have sufficient collateral and are in the process of being collected.  Covered nonperforming loans of $3.1 million were subject to protection under the loss share agreements with the FDIC at June 30, 2013.

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Nonaccrual loans:
Commercial real estate	$12,325	$2,787	$18,337	$3,087
One-to-four family residential	418	74	563	52
Real estate construction	5,989	130	3,355	130
Commercial	10,718	71	12,761	324
Other consumer	63	-	88	2
Total nonaccrual loans	29,513	3,062	35,104	3,595

Past due 90 days or more:
One-to-four family residential	-	-	747	-
Commercial	1	-	2,471	-
Other consumer	1	-	72	-
Total past due 90 days or more	2	-	3,290	-
Total nonperforming loans	29,515	3,062	38,394	3,595
Other real estate	145	1,666	11,315	3,643
Total nonperforming assets	$29,660	$4,728	$49,709	$7,238

Nonperforming assets to portfolio loans receivable and
other real estate	2.30%	20.28%	3.73%	24.66%
Nonperforming loans to portfolio loans receivable	2.29	14.15	2.91	13.98
Allowance for loan losses to nonperforming loans	136.44	2.68	121.10	6.23
Government-guaranteed portion of nonperforming loans	$72	$2,180	$76	$2,456

At June 30, 2013,  five credit relationships represented 87% of noncovered nonperforming loans.  These were all commercial or commercial real estate lending collateral dependent relationships and had an aggregate principal balance of $25.7 million and related impairment reserves of $3.2 million.  Aggregate charge-offs for these five relationships were $11.1 million as of June 30, 2013.

Noncovered performing loans considered potential problem loans (loans which are not included in the past due or nonaccrual categories but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms) amounted to approximately $94.1 million at June 30, 2013, compared to $94.4 million at December 31, 2012.  Substantially all of these loans were performing in accordance with their present terms at June 30, 2013.  Additionally, as of June 30, 2013 and December 31, 2012, there were  $3.4 million and $3.2 million, respectively, of covered potential problem loans, which are subject to protection under the loss share agreements with the FDIC.  Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms.

At June 30, 2013, noncovered other real estate was $145,000, down from $11.3 million at December 31, 2012.  During the first six months of 2013, there was $9.4 million in sales of other real estate properties and $1.9 million in other real estate write-downs.

At June 30, 2013, the reserve for unfunded loan commitments was $3.2 million, a $0.4 million, or 13%, increase from the amount at December 31, 2012.  Management believes the amount of the reserve is appropriate and is included in other liabilities on the unaudited consolidated statement of financial condition.  The increase related to loss ratios in categories where commitments are centered.

Deposits and Other Borrowings

Our deposits were $1.6 billion and $1.7 billion at June 30, 2013 and December 31, 2012, respectively .  The following table shows the composition of deposits at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2013	2012	$ Change	% Change
Noninterest-bearing demand	$412,176	$424,008	$(11,832)	(2.79)%
Interest-bearing demand	138,502	112,012	26,490	23.65
Money market accounts	408,145	423,417	(15,272)	(3.61)
Savings accounts	38,611	37,693	918	2.44
Time deposits of $100,000 or more	295,179	351,273	(56,094)	(15.97)
Other time deposits	323,348	361,175	(37,827)	(10.47)
Total deposits	$1,615,961	$1,709,578	$(93,617)	(5.48)%

Some of our interest-bearing deposits were obtained through brokered transactions and we participate in the Certificate of Deposit Account Registry Service (“CDARS”).  There were no brokered certificates of deposit as of June 30, 2013 or December 31, 2012.    CDARS deposits totaled $4.9 million at June 30, 2013 and $9.9 million as of December 31, 2012.

Other borrowings, which includes short-term federal funds purchased, FHLB borrowings, and repurchase agreements, increased $4.0 million, or 6%, to $74.3 million during the first six months of 2013.  The increase primarily reflects the timing of repurchase agreements for the period.

Shareholders’ Equity

Shareholders’ equity increased  $3.4 million, or 1%, primarily due to  net income of $6.8 million, for the first six months of 2013, offset in part by the repurchase of the common stock warrant from the U.S. Treasury for $2.3 million.  Net unrealized holding gains on available for sale investment securities and derivative instruments (net of tax) decreased to a net unrealized holding loss of $1.5 million at June 30, 2013, which reflects changes in the interest rate environment.

At June 30, 2013,  we, Stillwater National, and Bank of Kansas continued to exceed all applicable regulatory capital requirements.  See “Capital Requirements” on page 2.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2013 and 2012

Net income available to common shareholders for the second quarter of 2013 of $4.4 million represented an increase of $1.4 million from the $3.0 million net income recorded for the second quarter of 2012.  Diluted earnings per share were $0.22 for the second quarter of 2013, compared to $0.15 for the second quarter of 2012.  The increase in quarterly net income available to common shareholders was the result of a $3.9 million, or 23%, decrease in noninterest expense, a $1.1 million decrease primarily in dividends on preferred stock due to the repurchase of shares issued to the U.S. Treasury during 2012, a $0.9 million decrease in the provision for loan losses, and a $0.2 million, or 7%,  decrease in income tax expense,  offset in part by a $4.6 million, or 23%, decrease in net interest income and a $0.1 million, or 3%, decrease in noninterest income.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period.  (See “Note 3:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 2.)

Net Interest Income

	For the three months
	ended June 30,
(Dollars in thousands)	2013	2012	$ Change	% Change
Interest income:
Loans	$16,415	$21,708	$(5,293)	(24.38)%
Investment securities:
U.S. government and agency obligations	426	411	15	3.65
Mortgage-backed securities	833	1,319	(486)	(36.85)
State and political subdivisions	302	257	45	17.51
Other securities	33	152	(119)	(78.34)
Other interest-earning assets	255	193	62	32.17
Total interest income	18,264	24,040	(5,776)	(24.03)

Interest expense:
Interest-bearing demand deposits	37	59	(22)	(37.29)
Money market accounts	190	234	(44)	(18.80)
Savings accounts	12	13	(1)	(7.69)
Time deposits of $100,000 or more	613	1,185	(572)	(48.27)
Other time deposits	590	1,051	(461)	(43.86)
Other borrowings	222	222	-	-
Subordinated debentures	1,466	1,529	(63)	(4.12)
Total interest expense	3,130	4,293	(1,163)	(27.09)

Net interest income	$15,134	$19,747	$(4,613)	(23.36)%

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

	For the three months ended June 30,
	2013			2012
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Noncovered loans (1) (2)	$1,296,589	$16,018	4.96%	$1,565,342	$21,125	5.43%
Covered loans (1)	22,361	397	7.12	31,853	583	7.36
Investment securities (2)	374,353	1,594	1.71	339,435	2,139	2.53
Other interest-earning assets	282,067	255	0.36	202,040	193	0.38
Total interest-earning assets	1,975,370	18,264	3.71	2,138,670	24,040	4.52
Other assets	63,390			147,822
Total assets	$2,038,760			$2,286,492

Liabilities and shareholders' equity
Interest-bearing demand deposits	$126,250	$37	0.12%	$120,648	$59	0.20%
Money market accounts	420,477	190	0.18	356,758	234	0.26
Savings accounts	38,833	12	0.12	34,632	13	0.15
Time deposits	633,647	1,203	0.76	880,007	2,236	1.02
Total interest-bearing deposits	1,219,207	1,442	0.47	1,392,045	2,542	0.73
Other borrowings	71,857	222	1.24	59,754	222	1.49
Subordinated debentures	81,963	1,466	7.15	81,963	1,529	7.46
Total interest-bearing liabilities	1,373,027	3,130	0.91	1,533,762	4,293	1.13
Noninterest-bearing demand deposits	402,224			387,057
Other liabilities	10,561			50,696
Shareholders' equity	252,948			314,977
Total liabilities and shareholders' equity	$2,038,760			$2,286,492

Net interest income and interest rate spread		$15,134	2.80%		$19,747	3.39%
Net interest margin (3)			3.07%			3.71%
Ratio of average interest-earning assets
to average interest-bearing liabilities	143.87%			139.44%

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3) Net interest margin = annualized net interest income / average interest-earning assets

Compared to the second quarter of 2012, the second quarter 2013 yields on our interest-earning assets decreased 81 basis points, while the rates paid on our interest-bearing liabilities decreased 22 basis points, resulting in a decrease in the interest rate spread to 2.80%.  During the same periods, annualized net interest margin was 3.07% and 3.71%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 143.87% from 139.44%.

RATE VOLUME TABLE

The following table analyzes changes in our interest income and interest expense for the periods indicated.  For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to:  (i) changes in volume (changes in volume multiplied by the prior period’s rate); and (ii) changes in rates (changes in rate multiplied by the prior period’s volume).  Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.

With the rate environment remaining low in the short to mid-term, earning assets are repricing at lower rates.  The decrease in net interest income is the result of the reduction in loan volume and the lower repricing rates.

	For the three months ended June 30,
	2013 vs. 2012
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate
Interest earned on:
Noncovered loans receivable (1)	$(5,107)	$(3,421)	$(1,686)
Covered loans receivable	(186)	(169)	(17)
Investment securities (1)	(545)	203	(748)
Other interest-earning assets	62	73	(11)
Total interest income	(5,776)	(3,314)	(2,462)

Interest paid on:
Interest-bearing demand	(22)	3	(25)
Money market accounts	(44)	37	(81)
Savings accounts	(1)	1	(2)
Time deposits	(1,033)	(548)	(485)
Other borrowings	-	41	(41)
Subordinated debentures	(63)	-	(63)
Total interest expense	(1,163)	(466)	(697)

Net interest income	$(4,613)	$(2,848)	$(1,765)

(1) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

Noninterest Income

	For the three months
	ended June 30,
(Dollars in thousands)	2013	2012	$ Change	% Change
Noninterest income:
Other service charges	$2,407	$2,504	$(97)	(3.87)%
Other fees	200	427	(227)	(53.16)
Other noninterest income	53	53	-	-
Gain on sales of loans:
One-to-four family residential	818	582	236	40.55
All other loan sales	13	-	13	-
Gain on sale/call of investment securities	-	35	(35)	(100.00)
Total noninterest income	$3,491	$3,601	$(110)	(3.05)%

Other fees income decreased primarily as the result of the decreased brokerage fees, offset in part by decreased amortization of mortgage servicing rights during the second quarter of 2013.

Gain on sales of loans is primarily a reflection of the activity in the residential mortgage lending areas discussed elsewhere in this report.

Noninterest Expense

	For the three months
	ended June 30,
(Dollars in thousands)	2013	2012	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$8,039	$7,354	$685	9.31%
Occupancy	2,679	2,635	44	1.67
FDIC and other insurance	400	699	(299)	(42.78)
Other real estate (net)	(1,394)	2,059	(3,453)	(167.70)
Unfunded loan commitment reserve	255	395	(140)	(35.44)
Other general and administrative	2,860	3,627	(767)	(21.15)
Total noninterest expense	$12,839	$16,769	$(3,930)	(23.44)%

The number of full-time equivalent employees decreased from  412 at the beginning of the quarter to 408 as of June 30, 2013.  The increase in personnel expense from prior year is primarily the result of increased employee benefit expense and increased accrued bonus expense.

Our financial institution subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates.  The decrease from prior year is primarily the result of the decrease in assets, which is the basis for the premium calculation, and a decrease in the assessment rates.

The second quarter of 2013 other real estate net expenses included $2.3 million in gains on sales of other real estate properties primarily due to the sale of two properties totaling $9.2 million.  The remainder of the decrease when compared to prior year second quarter is the result of decreased expense, including write-down expenses.

The unfunded loan commitment reserve expense decreased as a result of the application of our methodology to calculate the reserve.

The decrease in other general and administrative is primarily the result of lower consulting fees and legal fees and decreased miscellaneous expense.

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2013 and 2012

Net income available to common shareholders for the six months ended June 30, 2013 of $6.8 million represented a decrease of $0.3 million from the $7.1 million net income available to common shareholders for the six months ended June 30, 2012.  Diluted earnings per share were $0.34 for the six months ended June 30, 2013, compared to $0.37 for the six months ended June 30, 2012.  The decrease in net income available to common shareholders was the result of a $9.9 million, or 24%, decrease in net interest income, offset in part by a $2.1 million, or 122%, decrease in the provision for loan losses,  a $3.9 million or 12%, decrease in noninterest expense,  a $1.4 million, or 26%  decrease in income tax expense, and a $2.2 million decrease primarily in dividends on preferred stock due to the repurchase of shares issued to the U.S. Treasury during 2012.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period.  (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 2.)

Net Interest Income

	For the six months
	ended June 30,
(Dollars in thousands)	2013	2012	$ Change	% Change
Interest income:
Loans	$33,421	$45,085	$(11,664)	(25.87)%
Investment securities:
U.S. government and agency obligations	898	804	94	11.69
Mortgage-backed securities	1,700	2,638	(938)	(35.56)
State and political subdivisions	606	469	137	29.21
Other securities	81	174	(93)	(53.44)
Other interest-earning assets	495	377	118	31.29
Total interest income	37,201	49,547	(12,346)	(24.92)

Interest expense:
Interest-bearing demand deposits	82	129	(47)	(36.43)
Money market accounts	426	520	(94)	(18.08)
Savings accounts	24	26	(2)	(7.69)
Time deposits of $100,000 or more	1,311	2,505	(1,194)	(47.66)
Other time deposits	1,251	2,258	(1,007)	(44.60)
Other borrowings	442	446	(4)	(0.90)
Subordinated debentures	2,925	3,067	(142)	(4.63)
Total interest expense	6,461	8,951	(2,490)	(27.82)

Net interest income	$30,740	$40,596	$(9,856)	(24.28)%

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

	For the six months ended June 30,
(Dollars in thousands)	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Noncovered loans (1) (2)	$1,313,490	$32,532	4.99%	$1,614,980	$43,848	5.46%
Covered loans (1)	23,621	889	7.59	33,951	1,237	7.33
Investment securities	377,422	3,285	1.76	327,180	4,085	2.51
Other interest-earning assets	275,269	495	0.36	191,839	377	0.40
Total interest-earning assets	1,989,802	37,201	3.77	2,167,950	49,547	4.60
Other assets	75,423			153,370
Total assets	$2,065,225			$2,321,320

Liabilities and shareholders' equity
Interest-bearing demand deposits	$129,905	$82	0.13%	$120,626	$129	0.22%
Money market accounts	420,058	426	0.20	375,289	520	0.28
Savings accounts	38,777	24	0.12	34,609	26	0.15
Time deposits	658,266	2,562	0.78	905,900	4,763	1.06
Total interest-bearing deposits	1,247,006	3,094	0.50	1,436,424	5,438	0.76
Other borrowings	70,798	442	1.26	57,301	446	1.57
Subordinated debentures	81,963	2,925	7.14	81,963	3,067	7.48
Total interest-bearing liabilities	1,399,767	6,461	0.93	1,575,688	8,951	1.14
Noninterest-bearing demand deposits	402,882			383,008
Other liabilities	11,418			49,692
Shareholders' equity	251,158			312,932
Total liabilities and shareholders' equity	$2,065,225			$2,321,320

Net interest income and interest rate spread		$30,740	2.84%		$40,596	3.46%
Net interest margin (1)			3.12%			3.77%
Ratio of average interest-earning assets
to average interest-bearing liabilities	142.15%			137.59%

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3) Net interest margin = annualized net interest income / average interest-earning assets

Compared to the six months ended June 30, 2012, the six months ended June 30, 2013 yields on our interest-earning assets decreased 83 basis points, while the rates paid on our interest-bearing liabilities decreased 21 basis points, resulting in a decrease in the interest rate spread to 2.84%.  During the same periods, annualized net interest margin was 3.12% and 3.77%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 142.15% from 137.59%.  Included in both the periods were immaterial adjustments of the discount accretion on loans and the loss share receivable, offset in part by immaterial interest reversal on nonaccrual loans.

RATE VOLUME TABLE

The following table analyzes changes in our interest income and interest expense for the periods indicated.  For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to:  (i) changes in volume (changes in volume multiplied by the prior period’s rate); and (ii) changes in rates (changes in rate multiplied by the prior period’s volume).  Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume in proportion to the relative contribution of each.

With the rate environment remaining low, earning assets are repricing at lower rates.  The decrease in net interest income is the result of the reduction in loan volume and the lower repricing rates.

	For the six months ended June 30,
	2013 vs. 2012
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate
Interest earned on:
Noncovered loans receivable (1)	$(11,316)	$(7,697)	$(3,619)
Covered loans receivable	(348)	(388)	40
Investment securities (1)	(800)	563	(1,363)
Other interest-earning assets	118	153	(35)
Total interest income	(12,346)	(7,369)	(4,977)

Interest paid on:
Interest-bearing demand	(47)	9	(56)
Money market accounts	(94)	57	(151)
Savings accounts	(2)	3	(5)
Time deposits	(2,201)	(1,137)	(1,064)
Other borrowings	(4)	94	(98)
Subordinated debentures	(142)	-	(142)
Total interest expense	(2,490)	(974)	(1,516)

Net interest income	$(9,856)	$(6,395)	$(3,461)

(1) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

Noninterest Income

	For the six months
	ended June 30,
(Dollars in thousands)	2013	2012	$ Change	% Change
Noninterest income:
Other service charges	$4,747	$4,925	$(178)	(3.61)%
Other fees	520	933	(413)	(44.27)
Other noninterest income	116	105	11	10.48
Gain on sales of loans:
One-to-four family residential	1,612	1,117	495	44.32
All other loan sales	33	0	33	-
Gain on investment securities	-	35	(35)	100.00
Total noninterest income	$7,028	$7,115	$(87)	(1.22)%

Other fees income decreased primarily as a result of the decreased brokerage fees for the first six months of 2013.

Gain on sales of loans is primarily a reflection of the activity in the residential mortgage lending areas discussed elsewhere in this report.

Noninterest Expense

	For the six months
	ended June 30,
(Dollars in thousands)	2013	2012	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$16,175	$14,601	$1,574	10.78%
Occupancy	5,253	5,180	73	1.41
FDIC and other insurance	891	1,482	(591)	(39.88)
Other real estate (net)	(1,041)	2,431	(3,472)	(142.82)
Unfunded loan commitment reserve	371	490	(119)	(24.29)
Other general and administrative	5,578	6,894	(1,316)	(19.09)
Total noninterest expense	$27,227	$31,078	$(3,851)	(12.39)%

The number of full-time equivalent employees decreased from  422 at the beginning of the year to 408 as of June 30, 2013.    The increase in personnel expense from prior year is primarily the result of increased employee benefit expense and increased accrued bonus expense.

Our financial institution subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates.  The decrease from prior year is primarily the result of the decrease in assets, which is the basis for the premium calculation, and a decrease in the assessment rates.

Other real estate net expenses included $3.5 million in net gains on sales of other properties combined with decreased expenses associated with other real estate properties.

The unfunded loan commitment reserve expense decreased as a result of the application of our methodology to calculate the reserve.

The decrease in other general and administrative is primarily the result of lower consulting fees, legal fees, other loan costs, and bank exam fees.

Provisions for Loan Losses

The provision for loan losses is the amount of expense (or credit) that is required to maintain the allowance for losses at an appropriate level based upon the inherent risks in the loan portfolio after the effects of net charge-offs (or recoveries) for the period.  The decline in the provision is due to the improvement in the overall quality of the loan portfolio combined with the lower average of historical net charge-offs.  (See “Note 3:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Loans” on page 2.)

 Taxes on Income

Our income tax expense was $4.1 million for the first six months of 2013 compared to $5.6 million for the first six months of 2012,  a decrease of $1.4 million, or 26%.  The decrease in the income tax expense is the result of decreased income and fluctuations in permanent book/tax differences.  The effective tax rate for the first six months of 2013 was 37.70%.

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

Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program.  There was no outstanding balance of those notes at June 30, 2013.  Stillwater National has approved federal funds purchase lines totaling $80.0 million with four banks.  There was no outstanding balance on these lines at June 30, 2013.  Stillwater National is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program.  Collateral under this program consists of pledged selected commercial and industrial loans.  Currently the collateral allows Stillwater National to borrow up to $32.3 million.  As of June 30, 2013, no borrowings were made through the BIC program.  In addition, Stillwater National has available a $207.5 million line of credit and Bank of Kansas has a $42.4 million line of credit from the FHLB.  Borrowings under the FHLB lines are secured by investment securities and loans.  At June 30, 2013, the Stillwater National FHLB line of credit had an outstanding balance of $20.0 million, and the Bank of Kansas line of credit had an outstanding balance of $5.0 million.

(See also “Deposits and Other Borrowings” on page 2 for funds available on brokered certificate of deposit lines of credit and “Note 8: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements for a discussion of our funds management unit.)

Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral.  Collateral consists of U.S. government agency obligations, which are designated as pledged with Stillwater National’s safekeeping agent.  These transactions are for one to four day periods.  Outstanding balances under this program were $49.3 million and $45.4 million as of June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013, $286.2 million of the total carrying value of investment securities of $361.4 million were pledged as collateral to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.  Any amount over pledged can be released at any time.

During the first six months of 2013,  no category of short-term borrowings had an average balance that exceeded 30% of ending shareholders’ equity.

During the first six months of 2013, cash and cash equivalents increased by $10.9 million, or 4%, to $299.0 million.  This increase was the net results of cash provided from investing activities of $67.1 million (primarily from net repayments of loans and sales of other real estate properties offset by purchases of available for sale securities) and cash provided by operating activities of $35.6 million, offset in part by cash used in financing activities of $91.8 million (primarily from net decreases in deposits).

During the first six months of 2012, cash and cash equivalents increased by $46.0 million, or 20%, to $275.9 million.  This increase was the net result of cash provided from investing of $146.2 million (primarily net repayments of loans and proceeds from repayments, calls and maturities of securities) and cash provided by operating activities of $20.9 million, offset in part by cash used in financing activities of $121.0 million (primarily from net decreases in deposits).

CAPITAL REQUIREMENTS

Bank holding companies are required to maintain capital ratios set by the FRB in its Risk-Based Capital Guidelines.  At June 30, 2013,  we exceeded all applicable capital requirements, having a total risk-based capital ratio of 23.78%, a Tier I risk-based capital ratio of 22.48%, and a Tier 1 leverage ratio of 16.10%.  As of June 30, 2013, Stillwater National and Bank of Kansas met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, or Bank of Kansas by bank regulators.

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

Estimated Changes in Net Interest Income

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp

June 30, 2013	0.96%	(1.17)%	(2.83)%
December 31, 2012	0.55%	(2.10)%	(3.64)%

The current overnight rate as established by the Federal Open Market Committee is in the 0% to 0.25% range.  We believe that all down rate scenarios are impractical since they would result in an overnight rate of less than 0%.  As a result, the down 100 bp, down 200 bp and down 300 bp scenarios have been excluded.  Net interest income at risk declined in two of the three rising interest rate scenarios when compared to the December 31, 2012 risk position.  Our greatest exposure to changes in interest rate is in the +100 bp scenario with a reduction in net interest income of (2.83%) on June 30, 2013, a 0.81%  decline from the December 31, 2012 level of (3.64%). The subsidiary banks are in compliance with all policy limits established for net interest income at risk.

The measures of equity value at risk indicate our ongoing economic value by considering the effects of changes in interest rates on our cash flows, and discounting the cash flows to estimate the present value of assets and liabilities.  The difference between these discounted values of the assets and liabilities is the economic value of equity, which, in theory, approximates the fair value of net assets.

Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

June 30, 2013	(5.71)%	(4.41)%	(3.08)%
December 31, 2012	(8.12)%	(6.00)%	(3.64)%

As of June 30, 2013, the economic value of equity measure improved in each of the three rising interest rate scenarios when compared to the December 31, 2012 percentages.  Our largest economic value of equity exposure is the +300 bp scenario. The +300 bp scenario was (5.71%) on June 30, 2013, a 2.41%  improvement over the December 31, 2012 value of (8.12%). The subsidiary banks are in compliance with all policy limits established for the economic value of equity.

*   *   *   *   *   *   *

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013.  Our Chief Executive Officer and Chief Financial Officer participated in the evaluation.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012, management identified a deficiency in the valuation analysis related to the goodwill of our Kansas market segment (reporting unit) that was determined to be a material weakness related to our review and verification controls with respect to the hypothetical purchase price allocation portion of our annual goodwill impairment analysis.  Subsequent to December 31, 2012, we have enhanced our review and verification controls related to goodwill and other intangible assets.

During the first six months of 2013, we have continued the process of developing and implementing new processes and procedures to remediate the material weakness that existed in our internal control over financial reporting as of December 31, 2012, and continue the improvement of our overall system of internal controls over financial reporting.  Specifically, we expanded and improved our review of the valuation and impairment processes related to goodwill and other intangible assets.  No impairments were identified during the current quarter.    Our new CFO (who joined Southwest during the fourth quarter of 2012) along with other key members of management, were active participants in these processes.  We believe the steps taken have improved the effectiveness of our internal control over financial reporting.

As of June 30, 2013, management believes it has put in place controls that are sufficient to address the material weaknesses mentioned above, and believes that such material weakness has been remediated.  Our Audit Committee has directed management to monitor and test the controls implemented and develop additional controls should any of the new controls require additional enhancement.

PART II:  OTHER INFORMATION

Item 1:  Legal proceedings

We and our subsidiaries are regularly subject to various claims and legal actions arising in the normal course of business.  Management currently does not expect that ultimate disposition of any of these matters will have a material adverse effect on our financial statements.  We are not currently aware of any additional or material changes to pending or threatened litigation against us or our subsidiaries that involves us or any of our subsidiaries or that involves any of our property or the property of our subsidiaries that could have a material adverse effect on our financial statements.

Item 1A:  Risk Factors

There were no material changes in risk factors during the first six months of 2013 from those disclosed in our Form 10-K  for the year ended December 31, 2012.

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

SOUTHWEST BANCORP, INC.

(Registrant)

By: /s/ Mark W. Funke	August 2, 2013
Mark W. Funke President and Chief Executive Officer (Principal Executive Officer)	Date

By: /s/ Joe T. Shockley, Jr.	August 2, 2013
Joe T. Shockley, Jr. Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Date