Form 10-Q
period 2013-09-30
SOUTHWEST BANCORP INC
filed 2013-11-01
CIK 914374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

 __________________

[ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

[ x ] YES[    ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  x ] YES[    ] NO

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

[    ] YES[ x ] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 31, 2013, the issuer has 19,703,458 shares of its Common Stock, par value $1.00, outstanding.

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

These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws,  regulations and accounting principles; changes in effective tax rates or the expiration of favorable tax provisions; changes in regulatory standards and examination policies; and a variety of other matters.  These other matters include, among other things, the direct and indirect effects of economic conditions on interest rates, credit quality, loan demand, liquidity, and monetary and supervisory policies of banking regulators.  Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements.  In addition, our past growth and performance do not necessarily indicate our future results.  For other factors, risks, and uncertainties that could cause actual results to differ materially from estimates and projections contained in forward-looking statements, please read the “Risk Factors” contained in our Annual Report on  Form 10-K for the year ended December 31, 2012.

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

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Financial Condition

	September 30,	December 31,
(Dollars in thousands)	2013	2012
Assets:
Cash and due from banks	$31,043	$45,045
Interest-bearing deposits	214,241	243,034
Cash and cash equivalents	245,284	288,079
Securities held to maturity (fair values of $12,177 and $13,659, respectively)	11,739	12,797
Securities available for sale (amortized cost of $371,433 and $358,317, respectively)	370,262	364,315
Loans held for sale	3,641	31,682
Noncovered loans receivable	1,284,004	1,321,346
Less: Allowance for loan losses	(40,013)	(46,494)
Net noncovered loans receivable	1,243,991	1,274,852
Covered loans receivable (includes loss share: $4,282 and $6,714, respectively)	18,980	25,707
Less: Allowance for loan losses	(68)	(224)
Net covered loans receivable	18,912	25,483
Net loans receivable	1,262,903	1,300,335
Accrued interest receivable	5,725	6,365
Income tax receivable	1,807	24,525
Premises and equipment, net	21,283	21,691
Noncovered other real estate	676	11,315
Covered other real estate	1,017	3,643
Goodwill	1,214	1,214
Other intangible assets, net	5,022	4,864
Other assets	41,794	51,430
Total assets	$1,972,367	$2,122,255

Liabilities:
Deposits:
Noninterest-bearing demand	$436,904	$424,008
Interest-bearing demand	106,176	112,012
Money market accounts	423,720	423,417
Savings accounts	39,727	37,693
Time deposits of $100,000 or more	270,916	351,273
Other time deposits	306,348	361,175
Total deposits	1,583,791	1,709,578
Accrued interest payable	840	1,116
Other liabilities	9,878	13,180
Other borrowings	78,663	70,362
Subordinated debentures	46,393	81,963
Total liabilities	1,719,565	1,876,199
Shareholders' equity:
Common stock - $1 par value; 40,000,000 shares authorized;
19,703,313, 19,529,705, shares issued and outstanding, respectively	19,703	19,530
Paid in capital	99,488	99,705
Retained earnings	135,696	125,093
Accumulated other comprehensive income (loss)	(2,085)	1,728
Total shareholders' equity	252,802	246,056
Total liabilities & shareholders' equity	$1,972,367	$2,122,255

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Operations

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands, except earnings per share data)	2013	2012	2013		2012
Interest income:
Interest and fees on loans	$16,242	$20,496		$49,663	$65,581
Investment securities:
U.S. Government and agency obligations	438	438		1,336	1,242
Mortgage-backed securities	820	1,141		2,520	3,779
State and political subdivisions	300	288		906	757
Other securities	65	67		146	241
Other interest-earning assets	270	186		765	563
Total interest income	18,135	22,616		55,336	72,163

Interest expense:
Interest-bearing demand	35	49		117	178
Money market accounts	182	230		608	750
Savings accounts	10	13		34	39
Time deposits of $100,000 or more	552	1,037		1,863	3,542
Other time deposits	538	922		1,789	3,180
Other borrowings	225	225		667	671
Subordinated debentures	1,320	1,458		4,245	4,525
Total interest expense	2,862	3,934		9,323	12,885

Net interest income	15,273	18,682		46,013	59,278

Provision for loan losses	(329)	(1,726)		(707)	22
Net interest income after provision for loan losses	15,602	20,408		46,720	59,256

Noninterest income:
Service charges and fees	2,589	2,730		7,856	8,588
Gain on sales of loans, net	619	1,106		2,264	2,223
Gain on sale of investment securities, net	-	-		-	35
Other noninterest income	339	114		455	219
Total noninterest income	3,547	3,950		10,575	11,065

Noninterest expense:
Salaries and employee benefits	7,645	7,362		23,820	21,963
Occupancy	2,721	2,729		7,974	7,909
FDIC and other insurance	413	539		1,304	2,021
Other real estate, net	(387)	1,267		(1,428)	3,698
General and administrative	2,627	2,694		8,576	10,078
Total noninterest expense	13,019	14,591		40,246	45,669
Income before taxes	6,130	9,767		17,049	24,652
Taxes on income	2,330	3,880		6,446	9,437
Net income	$3,800	$5,887		$10,603	$15,215
Net income available to common shareholders	$3,800	$4,344		$10,603	$11,476

Basic earnings per common share	$0.19	$0.22	$	$ 0.53	$0.59
Diluted earnings per common share	0.19	0.22		0.54	0.59
Common dividends declared per share	-	-		-	-

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands)	2013	2012	2013	2012

Net income	$3,800	$5,887	$10,603	$15,215

Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities	(419)	691	(7,169)	982
Reclassification adjustment for net gains arising during the period	-	-	-	(35)
Change in fair value of derivative used for cash flow hedge	(524)	(210)	993	(532)
Other comprehensive gain (loss), before tax	(943)	481	(6,176)	415
Tax benefit (expense) related to items of other comprehensive
gain (loss)	369	(178)	2,363	(179)
Other comprehensive gain (loss), net of tax	(574)	303	(3,813)	236
Comprehensive income	$3,226	$6,190	$6,790	$15,451

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statement of Cash Flows

	For the nine months
	ended September 30,
(Dollars in thousands)	2013	2012
Operating activities:
Net income	$10,603	$15,215
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(707)	22
Adjustment to other real estate	1,970	2,108
Deferred tax expense	6,043	8,704
Asset depreciation	1,802	1,822
Securities premium amortization, net of discount accretion	2,793	2,308
Amortization of intangibles	1,037	1,250
Stock based compensation expense	647	28
Net gain on sales/calls of investment securities	-	(35)
Net gain on sales of available for sale loans	(2,264)	(2,223)
Net gain on sales of premises/equipment	(7)	(4)
Net gain on sales of other real estate	(3,880)	(38)
Proceeds from sales of held for sale loans	109,493	109,222
Held for sale loans originated for resale	(106,148)	(110,393)
Net changes in assets and liabilities:
Accrued interest receivable	640	(171)
Other assets	5,783	1,842
Income tax receivable / payable	22,718	4,056
Excess tax expense from share-based payment arrangements	-	61
Accrued interest payable	(276)	(2,745)
Other liabilities	(2,759)	2,217
Net cash provided by operating activities	47,488	33,246
Investing activities:
Proceeds from sales of available for sale securities	2,744	6,588
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	5,000	2,250
Available for sale securities	90,406	55,854
Redemptions of other investments	382	179
Purchases of held to maturity securities	(5,000)	-
Purchases of available for sale securities	(107,995)	(172,165)
Principal repayments, net of loans originated	64,609	271,523
Purchases of premises and equipment	(1,455)	(1,462)
Proceeds from sales of premises and equipment	68	147
Proceeds from sales of other real estate	16,107	6,111
Net cash provided by investing activities	64,866	169,025
Financing activities:
Net decrease in deposits	(125,787)	(177,709)
Net increase in other borrowings	8,301	10,215
Net proceeds from issuance of common stock	194	36
Repurchase of common stock warrant	(2,287)	-
Redemptions of preferred stock	-	(70,000)
Redemption of trust preferred securities	(35,570)	-
Excess tax expense from share-based payment arrangements	-	(61)
Preferred stock dividends paid	-	(4,405)
Net cash used in financing activities	(155,149)	(241,924)
Net decrease in cash and cash equivalents	(42,795)	(39,653)
Cash and cash equivalents:
Beginning of period	288,079	229,889
End of period	$245,284	$190,236

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

						Accumulated
				Additional		Other	Total
	Preferred	Common Stock		Paid in	Retained	Comprehensive	Shareholders'
(Dollars in thousands)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2011	$68,455	19,444,213	$19,444	$98,932	$112,647	$2,111	$301,589

Dividends (paid and /or accrued):
Preferred	-	-	-	-	(2,194)	-	(2,194)
Warrant amortization	(68,455)	-	-	-	(1,545)	-	(70,000)
Net common stock issued under employee
plans and related tax expense	-	4,099	4	(29)	-	-	(25)
Other comprehensive loss, net of tax	-	-	-	-	-	236	236
Net income	-	-	-	-	15,215	-	15,215

Balance, September 30, 2012	$-	19,448,312	$19,448	$98,903	$124,123	$2,347	$244,821

Balance, December 31, 2012	$-	19,529,705	$19,530	$99,705	$125,093	$1,728	$246,056

Warrant repurchase	-	-	-	(2,287)	-	-	(2,287)
Common stock issued	-	171,846	171	2,049	-	-	2,220
Net common stock issued under employee
plans and related tax expense	-	1,762	2	21	-	-	23
Other comprehensive loss, net of tax	-	-	-	-	-	(3,813)	(3,813)
Net income	-	-	-	-	10,603	-	10,603

Balance, September 30, 2013	$-	19,703,313	$19,703	$99,488	$135,696	$(2,085)	$252,802

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1: SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States.  However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation.  Those adjustments consist of normal recurring adjustments.  The results of operations for the three and nine months ended September 30, 2013, and the cash flows for the nine months ended September 30, 2013, should not be considered indicative of the results to be expected for the full year.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2012.

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

NOTE 2:  INVESTMENT SECURITIES

A summary of the amortized cost and fair values of investment securities at September 30, 2013 and December 31, 2012 follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At September 30, 2013
Held to Maturity:
Obligations of state and political subdivisions	$11,739	$438	$-	$12,177
Total	$11,739	$438	$-	$12,177

Available for Sale:
Federal agency securities	$125,713	$426	$(2,126)	$124,013
Obligations of state and political subdivisions	33,791	41	(771)	33,061
Residential mortgage-backed securities	180,296	1,950	(1,494)	180,752
Asset-backed securities	9,571	-	(77)	9,494
Other securities	22,062	978	(98)	22,942
Total	$371,433	$3,395	$(4,566)	$370,262

At December 31, 2012
Held to Maturity:
Obligations of state and political subdivisions	$12,797	$862	$-	$13,659
Total	$12,797	$862	$-	$13,659

Available for Sale:
Federal agency securities	$114,159	$1,474	$(19)	$115,614
Obligations of state and political subdivisions	34,754	887	(83)	35,558
Residential mortgage-backed securities	200,310	3,668	(303)	203,675
Asset-backed securities	7,794	-	(123)	7,671
Other securities	1,300	497	-	1,797
Total	$358,317	$6,526	$(528)	$364,315

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association. Other securities consist of capital market CDs, corporate stock, and other corporate securities.

Securities with limited marketability, such as Federal Reserve Bank stock, Federal Home Loan Bank (“FHLB”) stock, and certain other investments, are carried at cost and included in other assets on the unaudited consolidated statement of financial condition.  Total investments carried at cost were $8.1 million at September 30, 2013 and $8.5 million at December 31, 2012.  There are no identified events or changes in circumstances that may have a significant adverse effect on the investments carried at cost.

A comparison of the amortized cost and approximate fair value of our investment securities by maturity date at September 30, 2013 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
One year or less	$18,028	$18,359	$1,002	$1,006
More than one year through five years	193,019	194,303	940	957
More than five years through ten years	133,658	130,914	6,388	6,563
More than ten years	26,728	26,686	3,409	3,651
Total	$371,433	$370,262	$11,739	$12,177

The foregoing analysis assumes that our residential mortgage-backed securities mature during the period in which they are estimated to prepay.  No other prepayment or repricing assumptions have been applied to our investment securities for this analysis.

Gain or loss on sale of investments is based upon the specific identification method.  Sales of securities available for sale were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Proceeds from sales	$-	$-	$-	$6,588
Gross realized gains	-	-	-	45
Gross realized losses	-	-	-	(10)

The following table shows securities with gross unrealized losses and their fair values by the length of time that the individual securities had been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012.  Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
		Amortized cost of	Loss Existing for:		Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses
At September 30, 2013
Available for Sale:
Federal agency securities	31	$79,468	$(2,126)	$-	$77,342
Obligations of state and political subdivisions	21	28,621	(611)	(160)	27,850
Residential mortgage-backed securities	52	89,562	(1,137)	(357)	88,068
Asset-backed securities	5	9,571	(77)	-	9,494
Other securities	5	20,005	(98)	-	19,907
Total	114	$227,227	$(4,049)	$(517)	$222,661

At December 31, 2012
Available for Sale:
Federal agency securities	5	$9,887	$(19)	$-	$9,868
Obligations of state and political subdivisions	9	10,457	(83)	-	10,374
Residential mortgage-backed securities	23	46,787	(288)	(15)	46,484
Asset-backed securities	4	7,794	(123)	-	7,671
Total	41	$74,925	$(513)	$(15)	$74,397

We evaluate all securities on an individual basis for other-than-temporary impairment on at least a quarterly basis.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for an anticipated recovery in fair value.

We have the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time we expect to receive full value for the securities.  Furthermore, as of September 30, 2013, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not likely that we will have to sell any such securities before a recovery of cost.  The declines in fair value were attributable to recent increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates.  Management does not believe any of the securities are impaired due to credit quality.  Accordingly, as of September 30, 2013, management believes the impairment of these investments is not deemed to be other-than-temporary.

As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.  Securities with an amortized cost of $290.1 million and $284.2 million were pledged to meet such requirements at September 30, 2013 and December 31, 2012, respectively.  Any amount over-pledged can be released at any time.

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

We extend commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas.  Our commercial lending operations are concentrated in Oklahoma City, Tulsa, Dallas, Wichita, and other metropolitan markets in Oklahoma, Texas,  and Kansas.  As a result, the collectability of our loan portfolio can be affected by changes in the economic conditions in those states and markets.  Please see Note 8: Operating Segments for more detail regarding loans by market.  At September 30, 2013 and December 31, 2012, substantially all of our loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.

Our loan classifications were as follows:

	At September 30, 2013		At December 31, 2012
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Real estate mortgage:
Commercial	$743,858	$13,578	$870,975	$18,298
One-to-four family residential	80,561	4,084	70,954	4,881
Real estate construction:
Commercial	162,995	311	130,753	382
One-to-four family residential	4,464	-	3,656	-
Commercial	263,598	967	240,498	2,037
Installment and consumer:
Guaranteed student loans	4,471	-	4,680	-
Other	27,698	40	31,512	109
	1,287,645	18,980	1,353,028	25,707
Less: Allowance for loan losses	(40,013)	(68)	(46,494)	(224)
Total loans, net	$1,247,632	$18,912	$1,306,534	$25,483

Concentrations of Credit.  At September 30, 2013, $456.5 million, or 35%, of our noncovered loans consisted of loans to individuals and businesses in the healthcare industry.  We do not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Loans Held for Sale.  We had loans which were held for sale of $3.6 million and $31.7 million at September 30, 2013 and December 31, 2012, respectively.  The decline from year-end is due to the first quarter reclassification of the guaranteed student loans and the United States Department of Agriculture government guaranteed commercial real estate loans back into the loan portfolio because we are not actively looking to sell these loans.  These loans were reclassified at their respective book value which approximated fair value.  The loans currently classified as held for sale, primarily residential mortgage loans, are carried at the lower of cost or market value.  A substantial portion of the one-to-four family residential loans and loan servicing rights are primarily sold to one buyer.  These mortgage loans are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan.  These loans are available for sale in the secondary market.

Loan Servicing.  We earn fees for servicing real estate mortgages and other loans owned by others.  The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned.  The unpaid principal balance of real estate mortgage loans serviced for others totaled $383.4 million and $329.2 million at September 30, 2013 and 2012, respectively.  Loan servicing rights are capitalized based on estimated fair value at the point of origination.  The servicing rights are amortized over the period of estimated net servicing income.

Acquired Loans.  On June 19, 2009, Bank of Kansas entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire substantially all loans as well as certain other related assets of First National Bank of Anthony, Anthony, Kansas in an FDIC-assisted transaction.  Bank of Kansas and the FDIC entered into loss sharing agreements that provide Bank of Kansas with significant protection against credit losses from loans and related assets acquired in the transaction.  Under these agreements, the FDIC will reimburse Bank of Kansas for 80% of net losses up to $35.0 million on covered assets, primarily acquired loans and other real estate, and for 95% of any net losses above $35.0 million.  Bank of Kansas services the covered assets.

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

Changes in the carrying amounts and accretable yields for ASC 310.30,  Receivables: Loans and Debt Securities Acquired with Deteriorated Credit Quality,  loans were as follows for the three and nine months ended September 30, 2013 and September 30, 2012.

	For the three months ended September 30,
	2013		2012
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$1,580	$21,646	$1,758	$30,712
Payments received	-	(2,697)	-	(1,409)
Transfers to other real estate / repossessed assets	-	-	21	(1,202)
Net charge-offs	-	-	-	-
Accretion	(137)	31	(102)	96
Balance at end of period	$1,443	$18,980	$1,677	$28,197

	For the nine months ended September 30,
	2013		2012
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$1,904	$25,707	$2,402	$37,615
Payments received	-	(6,527)	-	(7,269)
Transfers to other real estate / repossessed assets	(33)	(375)	27	(2,365)
Net charge-offs	(1)	(70)	(5)	(112)
Net reclassifications to / from nonaccretable amount	-	-	(271)	-
Accretion	(427)	245	(476)	328
Balance at end of period	$1,443	$18,980	$1,677	$28,197

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

The following table shows the recorded investment in loans on nonaccrual status.

	At September 30, 2013		At December 31, 2012
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Real estate mortgage:
Commercial	$12,203	$3,175	$18,337	$3,087
One-to-four family residential	396	71	563	52
Real estate construction:
Commercial	5,659	130	3,355	130
Commercial	10,886	104	12,761	324
Other consumer	54	-	88	2
Total nonaccrual loans	$29,198	$3,480	$35,104	$3,595

During the first nine months of 2013,  an immaterial amount of interest income was received on nonaccruing loans.  If interest on all nonaccrual loans had been accrued for the nine months ended September 30, 2013, additional interest income of $1.5 million would have been recorded.

Net cumulative charge-offs against noncovered nonaccrual loans at September 30, 2013 and December 31, 2012 were $12.0 million and $8.3 million, respectively.

Included in noncovered nonaccrual loans are five and six collateral dependent lending relationships with aggregate principal balances of approximately $24.5 million and $31.2 million  as of September 30, 2013 and December 31, 2012, respectively.  Related impairment reserves as of September 30, 2013 and December 31, 2012 were $3.0 million and $6.8 million, respectively.  These impairment reserves were established either based on recent appraisal values obtained for the respective properties or the discounted present value of expected cash flows using the loan’s initial effective interest rate.  At September 30, 2013,  three of the five lending relationships were secured by commercial real estate.

The following table shows an age analysis of past due loans at September 30, 2013 and December 31, 2012.

		90 days and				Recorded loans
	30-89 days	greater	Total past		Total	> 90 days and
(Dollars in thousands)	past due	past due	due	Current	loans	accruing
At September 30, 2013
Noncovered:
Real estate mortgage:
Commercial	$24,105	$12,203	$36,308	$707,550	$743,858	$-
One-to-four family residential	105	396	501	80,060	80,561	-
Real estate construction:
Commercial	-	5,659	5,659	157,336	162,995	-
One-to-four family residential	-	-	-	4,464	4,464	-
Commercial	1,009	10,887	11,896	251,702	263,598	1
Other	148	55	203	31,966	32,169	1
Total - noncovered	25,367	29,200	54,567	1,233,078	1,287,645	2

Covered:
Real estate mortgage:
Commercial	1,189	3,175	4,364	9,214	13,578	-
One-to-four family residential	-	71	71	4,013	4,084	-
Real estate construction:
Commercial	-	130	130	181	311	-
Commercial	-	104	104	863	967	-
Other	-	-	-	40	40	-
Total - covered	1,189	3,480	4,669	14,311	18,980	-
Total	$26,556	$32,680	$59,236	$1,247,389	$1,306,625	$2

At December 31, 2012
Noncovered:
Real estate mortgage:
Commercial	$23,348	$18,337	$41,685	$829,290	$870,975	$-
One-to-four family residential	1,479	1,310	2,789	68,165	70,954	747
Real estate construction:
Commercial	3,501	3,355	6,856	123,897	130,753	-
One-to-four family residential	-	-	-	3,656	3,656	-
Commercial	7,358	15,232	22,590	217,908	240,498	2,471
Other	538	160	698	35,494	36,192	72
Total - noncovered	36,224	38,394	74,618	1,278,410	1,353,028	3,290

Covered:
Real estate mortgage:
Commercial real estate	1,090	3,087	4,177	14,121	18,298	-
One-to-four family residential	-	52	52	4,829	4,881	-
Real estate construction:
Commercial	-	130	130	252	382	-
Commercial	-	324	324	1,713	2,037	-
Other	-	2	2	107	109	-
Total - covered	1,090	3,595	4,685	21,022	25,707	-
Total	$37,314	$41,989	$79,303	$1,299,432	$1,378,735	$3,290

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

Impaired loans are shown in the following table:

	With No Specific Allowance		With A Specific Allowance
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Investment	Balance	Allowance
At September 30, 2013
Noncovered:
Commercial real estate	$30,334	$30,761	$15,586	$15,836	$4,343
One-to-four family residential	396	507	-	-	-
Real estate construction	5,659	9,920	-	-	-
Commercial	5,861	8,561	6,802	8,594	4,295
Other	5	7	49	75	49
Total noncovered	$42,255	$49,756	$22,437	$24,505	$8,687

Covered:
Commercial real estate	$7,280	$8,343	$776	$828	$19
One-to-four family residential	55	55	45	96	4
Real estate construction	130	308	-	-	-
Commercial	127	215	-	-	-
Total covered	$7,592	$8,921	$821	$924	$23

At December 31, 2012
Noncovered:
Commercial real estate	$29,425	$30,340	$24,630	27,397	$5,094
One-to-four family residential	563	653	7	7	7
Real estate construction	3,970	7,841	232	256	50
Commercial	3,337	6,975	13,422	13,448	6,492
Other	7	8	81	100	81
Total noncovered	$37,302	$45,817	$38,372	41,208	$11,724

Covered:
Commercial real estate	$4,325	$5,347	$2,214	3,979	$22
One-to-four family residential	20	25	52	98	2
Real estate construction	130	308	-	-	-
Commercial	322	1,884	2	3	1
Other	2	4	-	-	-
Total covered	$4,799	$7,568	$2,268	$4,080	$25

The average recorded investment and interest income recognized on impaired loans as of September 30, 2013 and September 30, 2012 is shown in the following table:

	As of and for the nine months ended September 30,
	2013		2012
	Average		Average
	Recorded	Interest	Recorded	Interest
(Dollars in thousands)	Investment	Income	Investment	Income
Noncovered:
Commercial real estate	$46,403	$1,315	$32,735	$-
One-to-four family residential	338	-	736	28
Real estate construction	5,362	-	4,596	9
Commercial	12,312	74	4,398	7
Other	67	-	110	-
Total noncovered	$64,482	$1,389	$42,575	$44

Covered:
Commercial real estate	$16,004	$213	$22,017	$21
One-to-four family residential	4,419	1	5,854	-
Real estate construction	344	-	2,168	38
Commercial	1,627	-	2,244	-
Other	75	-	173	-
Total covered	$22,469	$214	$32,456	$59

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

Troubled debt restructured loans outstanding as of September 30, 2013 and December 31, 2012 were as follows:

	At September 30, 2013		At December 31, 2012
(Dollars in thousands)	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial real estate	$37,452	$11,324	$39,170	$2,953
One-to-four family residential	17	110	27	134
Real estate construction	-	130	847	130
Commercial	1,777	1,586	3,998	351
Consumer	-	49	-	81
Total	$39,246	$13,199	$44,042	$3,649

At September 30, 2013 and December 31, 2012,  we had no significant commitments to lend additional funds to debtors whose loan terms have been modified in a  troubled debt restructuring.

Loans modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2013 and  September 30, 2012 are shown in the following table:

	For the three months ended September 30,
	2013		2012
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial real estate	-	$-	1	$249
Commercial	-	-	1	782
Total	-	$-	2	$1,031

	For the nine months ended September 30,
	2013		2012
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial real estate	7	$2,881	6	$13,952
One-to-four family residential	-	-	2	110
Real estate construction	-	-	1	864
Commercial	5	1,820	4	2,519
Total	12	$4,701	13	$17,445

The modifications of loans identified as troubled debt restructurings primarily related to payment extensions and/or reductions in the interest rate.  The financial impact of troubled debt restructurings is not significant.

The following table presents the recorded investment and the number of loans modified as a troubled debt restructuring that subsequently defaulted during the three and nine months ended September 30, 2013 and September 30, 2012.  Default, for this purpose, is deemed to occur when a loan is 90 days or more past due or transferred to nonaccrual and is within twelve months of restructuring.

	For the three months ended September 30,
	2013		2012
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	Investment	Contracts	Investment
Commercial	-	$-	2	$48
Real estate construction	-	-	1	130
Total	-	$-	3	$178

	For the nine months ended September 30,
	2013		2012
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	Investment	Contracts	Investment
Commercial real estate	1	$535	-	$-
Real estate construction	-	-	1	130
Commercial	1	1,033	4	160
Total	2	$1,568	5	$290

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

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans.  As of September 30, 2013 and December 31, 2012, based on the most recent analysis performed as of those dates, the risk category of loans by class was as follows:

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At September 30, 2013
Grade:
Pass	$594,625	$81,632	$117,078	$239,870	$32,032	$1,065,237
Special Mention	82,955	2,129	22,727	3,761	123	111,695
Substandard	77,430	853	27,965	14,880	54	121,182
Doubtful	2,426	31	-	6,054	-	8,511
Total	$757,436	$84,645	$167,770	$264,565	$32,209	$1,306,625

At December 31, 2012
Grade:
Pass	$718,054	$71,975	$83,350	$208,019	$35,897	$1,117,295
Special Mention	88,167	1,901	25,964	7,047	181	123,260
Substandard	80,104	1,923	25,477	26,887	223	134,614
Doubtful	2,948	36	-	582	-	3,566
Total	$889,273	$75,835	$134,791	$242,535	$36,301	$1,378,735

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

The following tables show the balance in the allowance for loan losses and the recorded investment in covered and noncovered loans for the dates indicated by portfolio classification disaggregated on the basis of impairment evaluation method.

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At September 30, 2013
Balance at beginning of period	$27,223	$861	$5,271	$12,604	$759	$46,718
Loans charged-off	(806)	(577)	(131)	(5,583)	(226)	(7,323)
Recoveries	109	212	59	916	97	1,393
Provision for loan losses	(6,770)	411	2,236	3,536	(120)	(707)
Balance at end of period	$19,756	$907	$7,435	$11,473	$510	$40,081

Allowance for loan losses ending balance:
Individually evaluated for impairment	$4,343	$-	$-	$4,295	$49	$8,687
Collectively evaluated for impairment	15,403	849	7,435	7,178	461	31,326
Acquired with deteriorated credit quality	10	58	-	-	-	68
Total ending allowance balance	$19,756	$907	$7,435	$11,473	$510	$40,081

Loans receivable ending balance:
Individually evaluated for impairment	$45,920	$396	$5,659	$12,663	$54	$64,692
Collectively evaluated for impairment	697,938	80,165	161,800	250,935	32,115	1,222,953
Acquired with deteriorated credit quality	13,578	4,084	311	967	40	18,980
Total ending loans balance	$757,436	$84,645	$167,770	$264,565	$32,209	$1,306,625

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At September 30, 2012
Balance at beginning of period	$21,749	$1,016	$11,177	$9,827	$915	$44,684
Loans charged-off	(2,167)	(269)	-	(3,805)	(577)	(6,818)
Recoveries	40	231	1,950	3,260	376	5,857
Provision for loan losses	6,703	(231)	(3,640)	(2,907)	97	22
Balance at end of period	$26,325	$747	$9,487	$6,375	$811	$43,745

Allowance for loan losses ending balances:
Individually evaluated for impairment	$5,114	$-	$46	$792	$82	$6,034
Collectively evaluated for impairment	21,086	734	9,441	5,583	729	37,573
Acquired with deteriorated credit quality	125	13	-	-	-	138
Total ending allowance balance	$26,325	$747	$9,487	$6,375	$811	$43,745

Loans receivable ending balance:
Individually evaluated for impairment	$48,368	$949	$4,300	$4,785	$90	$58,492
Collectively evaluated for impairment	850,085	73,132	205,480	239,233	37,492	1,405,422
Acquired with deteriorated credit quality	20,664	5,059	419	1,937	118	28,197
Total ending loans balance	$919,117	$79,140	$210,199	$245,955	$37,700	$1,492,111

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

Level 1Quoted prices in active markets for identical instruments.

Level 2Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies.  However, considerable judgment is required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amount we could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies could have a material effect on our estimated fair value amounts.  There were no significant changes in valuation methods used to estimate fair value during the nine months ended September 30, 2013.

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

The fair value of a single private equity investment is estimated based on our proportionate share of the net asset value, $2.1 million and $1.7 million as of September 30, 2013 and December 31, 2012, respectively.  The investee invests in small and mid-sized U.S. financial institutions and other financial-related companies.  This investment has a quarterly redemption with sixty-five days’ notice.

Derivative instrument – We utilize an interest rate swap agreement to convert one of our variable-rate subordinated debentures to a fixed rate (cash flow hedge).  The fair value of the interest rate swap agreement is obtained from dealer quotes.

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At September 30, 2013
Loans held for sale:
One-to-four family residential	$3,521	$-	$3,521	$-
Government guaranteed commercial real estate	54	-	54	-
Other loans held for sale	66	-	66	-

Available for sale securities:
Federal agency securities	124,013	-	124,013	-
Obligations of state and political subdivisions	33,061	-	33,061	-
Residential mortgage-backed securities	180,752	-	180,752	-
Asset-backed securities	9,494	-	9,494	-
Other securities	22,942	138	22,804	-

Derivative instrument	(2,202)	-	(2,202)	-
Total	$371,701	$138	$371,563	$-

At December 31, 2012
Loans held for sale:
Student loans	$4,680	$-	$4,680	$-
One-to-four family residential	5,112	-	5,112	-
Government guaranteed commercial real estate	21,794	-	21,794	-
Other loans held for sale	96	-	96	-

Available for sale securities:
Federal agency securities	115,614	-	115,614	-
Obligations of state and political subdivisions	35,558	-	35,558	-
Residential mortgage-backed securities	203,675	-	203,675	-
Asset-backed securities	7,671		7,671
Other securities	1,797	111	1,686	-

Derivative instrument	(3,195)	-	(3,195)	-
Total	$392,802	$111	$392,691	$-

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

Assets that were measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012 are summarized below.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
At September 30, 2013
Noncovered impaired loans at fair value :
Commercial real estate	$20,601	$-	$20,601	$-	$2,745
One-to-four family residential	-	-	-	-	-
Real estate construction	-	-	-	-	-
Commercial	8,780	-	8,780	-	(2,545)
Other consumer	49	-	49	-	32

Noncovered other real estate	676	-	676	-	(1,520)
Covered other real estate	1,017	-	1,017	-	(450)
Total	$31,123	$-	$31,123	$-	$(1,738)

At December 31, 2012
Noncovered impaired loans at fair value :
Commercial real estate	$33,137	$-	$33,137	$-	$(6,674)
One-to-four family residential	23	-	23	-	(7)
Real estate construction	232	-	232		3,532
Commercial	13,473	-	13,473	-	(6,637)
Other consumer	81	-	81	-	31

Noncovered other real estate	11,315	-	11,315	-	(3,998)
Covered other real estate	3,643	-	3,643	-	(180)
Mortgage loan servicing rights	2,321	-	-	2,321	(465)
Total	$64,225	$-	$61,904	$2,321	$(14,398)

Noncovered impaired loans measured at fair value with a carrying amount of $42.5 million were written down to a fair value of $29.4 million, resulting in a life-to-date impairment of $13.1 million, of which $0.2 million was included in the provision for loan losses for the nine months ended September 30, 2013.  As of December 31, 2012, noncovered impaired loans measured at fair value with a carrying amount of $61.0 million were written down to the fair value of $46.9 million at December 31, 2012, resulting in a life-to-date impairment charge of $14.1 million, of which $9.8 million was included in the provision for loan losses for the year ended December 31, 2012.

As of September 30, 2013, noncovered and covered other real estate assets were written down to their fair values, resulting in an impairment charge of approximately $1.5 million and $0.5 million, respectively, which was included in noninterest expense for the nine months ended September 30, 2013.  As of December 31, 2012, noncovered and covered other real estate assets were written down to their fair values, resulting in an impairment charge of approximately $4.0 million and $0.2 million, respectively, which was included in noninterest expense for the year ended December 31, 2012.

For the nine months ended September 30, 2013 there was no impairment of mortgage loan servicing rights.  For the year ended December 31, 2012, mortgage loan servicing rights were written down to their fair values, resulting in impairment charges of $0.5 million, which was included in noninterest income for that period.

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

Subordinated debentures – Our two subordinated debentures have floating rates that reset quarterly. The fair value of the floating rate subordinated debentures approximates carrying value at September 30, 2013.

The carrying values and estimated fair values of our financial instruments segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value were as follows:

	At September 30, 2013		At December 31, 2012
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$245,284	$245,284	$288,079	$288,079
Securities held to maturity	11,739	12,177	12,797	13,659
Accrued interest receivable	5,725	5,725	6,365	6,365
Investments included in other assets	8,149	8,149	8,531	8,531
Level 3 inputs:
Total loans, net of allowance	1,266,544	1,223,686	1,332,017	1,301,942
Financial liabilities:
Level 2 inputs:
Deposits	1,583,791	1,506,792	1,709,578	1,666,653
Accrued interest payable	840	840	1,116	1,116
Other liabilities	7,676	7,676	9,985	9,985
Other borrowings	78,663	81,819	70,362	74,057
Subordinated debentures	46,393	46,393	81,963	82,998

NOTE 5: DERIVATIVE INSTRUMENT

We have an interest rate swap agreement with a total notional amount of $25.0 million.  The interest rate swap contract was designated as a hedging instrument in cash flow hedges with the objective of protecting the overall cash flow from our quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven year period beginning February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month London Interbank Offered Rate (“LIBOR”).  Under the swap, we pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85% on a total notional amount of $25.0 million, with quarterly settlements.  The rate received by us as of September 30, 2013 was 3.12%.

The estimated fair value of the interest rate derivative contract outstanding as of September 30, 2013 and December 31, 2012 resulted in a pre-tax loss of $2.2 million and $3.2 million, respectively, and was included in other liabilities in the unaudited consolidated statement of financial condition.  We obtained the counterparty valuation to validate its interest rate derivative contract as of September 30, 2013 and December 31, 2012.

The effective portion of our gain or loss due to changes in the fair value of the derivative hedging instrument, a $0.6 million loss and a $0.3 million loss for the nine months ended September 30, 2013 and September 30, 2012, respectively, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense.  No ineffectiveness related to the interest rate derivative was recognized during either reporting period.

Net cash outflows as a result of the interest rate swap agreement were $0.6 million and $0.5 million for the nine months ended September 30, 2013 and September 30, 2012,  respectively and were included in interest expense on subordinated debentures.

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

The fair value of cash and securities posted as collateral by us related to the derivative contract was $4.1 million and $4.2 million at September 30, 2013 and December 31, 2012, respectively.

NOTE 6: TAXES ON INCOME

Net deferred tax assets totaled $28.5 million at September 30, 2013 and $32.2 million at December 31, 2012.  Net deferred tax assets are included in other assets and no valuation allowance is recorded.

We are in a cumulative pretax loss position for the trailing three-year period ended September 30, 2013.  Under current accounting guidance, this represents significant negative evidence in the determination of the need for a valuation allowance.  Included in the three-year pretax loss position is $101.0 million related to the nonrecurring sale of nonperforming assets and potential problem loans that occurred in the fourth quarter of 2011.

We conducted an interim analysis to assess the need for a valuation allowance at September 30, 2013.  As part of this analysis management considered negative evidence associated with our trailing cumulative loss position against positive evidence associated with the taxable income generated in the first nine months of 2013,  a  long history of taxable income, and projected pre-tax income in future years.  While realization of the deferred tax benefit is not assured, it is management’s judgment, after review of all available evidence and based on the weight of such evidence, that a valuation allowance is not required as realization of these benefits meets the “more likely than not” standard under generally accepted accounting principles.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to U.S. federal or state tax examinations for years before 2009.

NOTE 7: EARNINGS PER SHARE

Earnings per common share is computed using the two-class method prescribed by ASC 260, Earnings Per Share.  Using the two-class method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which excludes outstanding unvested restricted stock.  Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method.  Stock options and warrants with exercise prices greater than the average market price of common shares were not included in the computation of earnings per diluted share as they would have been antidilutive.  On September 30, 2013 there were no antidilutive stock options, and as of September 30, 2012 there were 5,000 antidilutive stock options to purchase common shares, respectively.

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

The following table shows the computation of basic and diluted earnings per common share:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands, except earnings per share data)	2013	2012	2013	2012
Numerator:
Net income	$3,800	$5,887	$10,603	$15,215
Preferred dividend	-	(380)	-	(2,194)
Warrant amortization	-	(1,163)	-	(1,545)
Net income available to common shareholders	$3,800	$4,344	$10,603	$11,476
Earnings allocated to participating securities	(40)	-	(88)	-
Numerator for basic earnings per common share	$3,760	$4,344	$10,515	$11,476
Effect of reallocating undistributed earnings
of participating securities	40	-	88	-
Numerator for diluted earnings per common share	$3,800	$4,344	$10,603	$11,476

Denominator:
Denominator for basic earnings per common share -
Weighted average common shares outstanding	19,697,267	19,447,952	19,660,698	19,446,716

Earnings per common share:
Basic	$0.19	$0.22	$0.53	$0.59
Diluted	$0.19	$0.22	$0.54	$0.59

NOTE 8: OPERATING SEGMENTS

We operate five principal segments:  Oklahoma Banking, Texas Banking, Kansas Banking, Secondary Market, and Other Operations.  The Oklahoma Banking segment, the Texas Banking segment, and the Kansas Banking segment provide deposit and lending services.  The Secondary Market segment consists of residential mortgage lending services to customers.  Other Operations includes our funds management unit and corporate investments.

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

The following table summarizes financial results by operating segment:

For the three months ended September 30, 2013
	Oklahoma	Texas	Kansas	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Market	Operations	Company
Net interest income (loss)	$9,008	$4,489	$2,736	$166	$(1,126)	$15,273
Provision for loan losses	1,012	(1,387)	39	7	-	(329)
Noninterest income	1,731	310	470	662	374	3,547
Noninterest expenses	6,570	2,524	2,579	575	771	13,019
Income (loss) before taxes	3,157	3,662	588	246	(1,523)	6,130
Taxes on income	1,200	1,395	222	94	(581)	2,330
Net income (loss)	$1,957	$2,267	$366	$152	$(942)	$3,800

For the three months ended September 30, 2012
	Oklahoma	Texas	Kansas	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Market	Operations	Company
Net interest income	$9,201	$5,994	$2,415	$369	$703	$18,682
Provision for loan losses	278	(333)	(1,671)	-	-	(1,726)
Noninterest income	1,822	382	629	855	262	3,950
Noninterest expenses	6,429	3,320	3,196	683	963	14,591
Income before taxes	4,316	3,389	1,519	541	2	9,767
Taxes on income	1,744	1,344	586	213	(7)	3,880
Net income	$2,572	$2,045	$933	$328	$9	$5,887

For the nine months ended September 30, 2013
	Oklahoma	Texas	Kansas	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Market	Operations*	Company
Net interest income (loss)	$25,699	$14,097	$7,782	$467	$(2,032)	$46,013
Provision for loan losses	1,168	(2,950)	69	(6)	1,012	(707)
Noninterest income	5,285	1,004	1,420	2,223	643	10,575
Noninterest expenses	20,817	6,211	8,653	1,749	2,816	40,246
Income (loss) before taxes	8,999	11,840	480	947	(5,217)	17,049
Taxes on income	3,403	4,477	182	358	(1,974)	6,446
Net income (loss)	$5,596	$7,363	$298	$589	$(3,243)	$10,603

* Includes externally generated loss of $1.4 million, primarily from investing services, and an internally generated loss of $36,000 from the funds management unit

Total loans at period end	$681,745	$414,433	$206,802	$3,641	$4	$1,306,625
Total assets at period end	684,529	407,532	211,237	6,591	662,478	1,972,367
Total deposits at period end	1,128,753	188,391	250,597	5,666	10,384	1,583,791

For the nine months ended September 30, 2012
	Oklahoma	Texas	Kansas	Secondary	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Market	Operations*	Company
Net interest income	$29,457	$19,594	$7,180	$1,038	$2,009	$59,278
Provision for loan losses	523	2,661	(3,162)	-	-	22
Noninterest income	5,490	1,271	1,649	1,880	775	11,065
Noninterest expenses	20,421	9,909	10,021	1,730	3,588	45,669
Income (loss) before taxes	14,003	8,295	1,970	1,188	(804)	24,652
Taxes on income	5,361	3,175	754	455	(308)	9,437
Net income (loss)	$8,642	$5,120	$1,216	$733	$(496)	$15,215

* Includes externally generated revenue of $0.8 million, primarily from investing services, and an internally generated revenue of $2.0 million from the funds management unit

Total loans at period end	$704,916	$560,197	$192,249	$34,749	$-	$1,492,111
Total assets at period end	740,883	554,554	197,249	37,216	621,251	2,151,153
Total deposits at period end	1,303,024	162,404	264,894	5,375	7,977	1,743,674

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

GENERAL

We are a financial holding company for Stillwater National Bank and Trust Company (“Stillwater National”) and Bank of Kansas.  Through our subsidiaries, we offer commercial and consumer lending, deposit and investment services, specialized cash management, and other financial services from offices in Oklahoma, Texas, and Kansas, and on the Internet, through SNB DirectBanker®.  We were organized in 1981 as the holding company for Stillwater National, which was chartered in 1894.  At September 30, 2013 we had total assets of $2.0 billion, deposits of $1.6 billion, and shareholders’ equity of $252.8 million.

On October 3, 2013, Southwest Bancorp, Inc. announced that the merger of its wholly-owned subsidiary Bank of Kansas with and into its other wholly-owned subsidiary, Stillwater National, has been approved. The merger will be made effective as of the close of business November 15, 2013, and the consolidated bank will be renamed and will do business in all markets under the new name Bank SNB.

Our area of expertise focuses on the special financial needs of healthcare and health professionals, businesses and their managers and owners, commercial lending, energy banking, and commercial real estate borrowers.  We established a strategic focus on healthcare lending in 1974.  We provide credit and other services, such as deposits, cash management, and document imaging for physicians and other healthcare practitioners to start or develop their practices and finance the development and purchase of medical offices, clinics, surgical care centers, hospitals, and similar facilities.  As of September 30, 2013, approximately $456.5 million, or 35%, of our noncovered loans were loans to individuals and businesses in the healthcare industry.  We conduct regular market reviews of our current and potential healthcare lending and the appropriate concentrations within healthcare based upon economic and regulatory conditions.

We also focus on commercial real estate mortgage and construction credits. Subprime lending has never been a part of our business strategy. One-to-four family mortgages account for 6% of total noncovered loans.  As of September 30, 2013 approximately $906.9 million, or 70%, of our noncovered loans were commercial real estate mortgage and construction loans, including $308.6 million of loans to individuals and businesses in the healthcare industry.

Our common stock is traded on the NASDAQ Global Select Market under the symbol OKSB.  We focus on converting our strategic vision into long-term shareholder value.

Our subsidiary, Southwest Capital II, held our public trust preferred securities that were traded on the NASDAQ Global Select Market under the symbol OKSBP. On September 15, 2013, the Company redeemed all of the 10.5% Trust Preferred Securities issued by Southwest Capital Trust II, pursuant to the optional redemption provisions provided in the documents governing the Trust Preferred Securities.  The Trust Preferred Securities had an aggregate principal balance of $34.5 million and a maturity date of September 15, 2038.  The Trust Preferred Securities were redeemed at the liquidation amount of $25 per trust preferred security plus accrued and unpaid distributions to the redemption date of September 15, 2013; settlement occurred on September 16, 2013.  The Company also redeemed $1.07 million in common securities issued by Southwest Capital Trust II and related to the Trust Preferred Securities.  Following the redemption, the Company’s capital levels remained well in excess of the regulatory minimum for well capitalized status.  The redemption was funded with cash on hand.

At September 30, 2013, the Oklahoma Banking segment accounted for $681.7 million in loans, the Texas Banking segment accounted for $414.4 million in loans, the Kansas Banking segment accounted for $206.8 million in loans, and the Secondary Market segment accounted for $3.6 million in loans.  Please see “Financial Condition:  Loans” below for additional information.

For additional information on our operating segments, please see “Note 8: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements.

FINANCIAL CONDITION

Investment Securities

The following table shows the composition of the investment portfolio at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2013	2012	$ Change	% Change
Federal agency securities	$124,013	$115,614	$8,399	7.26%
Obligations of state and political subdivisions	44,800	48,355	(3,555)	(7.35)
Residential mortgage-backed securities	180,752	203,675	(22,923)	(11.25)
Asset-backed securities	9,494	7,671	1,823	23.76
Other securities	22,942	1,797	21,145	1,176.68
Total	$382,001	$377,112	$4,889	1.30%

Loans

Total loans, including loans held for sale, were $1.3 billion at September 30, 2013.  The following table shows the composition of the loan portfolio at the dates indicated:

	September 30, 2013		December 31, 2012		Total	Total
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered	$ Change	% Change
Real estate mortgage
Commercial	$743,858	$13,578	$870,975	$18,298	$(131,837)	(14.83)%
One-to-four family residential	80,561	4,084	70,954	4,881	8,810	11.62
Real estate construction
Commercial	162,995	311	130,753	382	32,171	24.53
One-to-four family residential	4,464	-	3,656	-	808	22.10
Commercial	263,598	967	240,498	2,037	22,030	9.08
Installment and consumer
Guaranteed student loans	4,471	-	4,680	-	(209)	(4.47)
Other	27,698	40	31,512	109	(3,883)	(12.28)
Total loans	$1,287,645	$18,980	$1,353,028	$25,707	$(72,110)	(5.23)%

The composition of loans held for sale and a  reconciliation to total loans is shown in the following table:

	September 30,	December 31,
(Dollars in thousands)	2013	2012	$ Change	% Change
Loans held for sale:
Student loans	$-	$4,680	$(4,680)	(100.00)%
One-to-four family residential	3,521	5,112	(1,591)	(31.12)
Government guaranteed commercial real estate	54	21,794	(21,740)	(99.75)
Other loans held for sale	66	96	(30)	(31.25)
Total loans held for sale	3,641	31,682	(28,041)	(88.51)
Noncovered portfolio loans	1,284,004	1,321,346	(37,342)	(2.83)
Covered portfolio loans	18,980	25,707	(6,727)	(26.17)
Total loans	$1,306,625	$1,378,735	$(72,110)	(5.23)%

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

The composition of the allowance for loan losses is shown in the following table:

	As of September 30, 2013			As of December 31, 2012
(Dollars in thousands)	Loan Balance	Allowance	Allowance %	Loan Balance	Allowance	Allowance %
Noncovered
Nonaccrual	$29,198	$4,729	16.2%	$35,104	$7,740	22.0%
Performing TDR	35,494	3,957	11.1	40,570	3,983	9.8
All other	1,219,312	31,327	2.6	1,245,672	34,771	2.8
Total noncovered	$1,284,004	$40,013	3.1%	$1,321,346	$46,494	3.5%

Covered
Total covered	$18,980	$68	0.4%	$25,707	$224	0.9%

Total	$1,302,984	$40,081	3.1%	$1,347,053	$46,718	3.5%

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

The amount of the loan loss provision, or negative provision, for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs for the period.  Net charge-offs for the first nine months of 2013 were $5.9 million, an increase of $5.0 million, from the $1.0 million recorded for the first nine months of 2012.  The provision for loan losses for the first nine months of 2013 was a credit (or negative provision) of $0.7, representing a decrease of $0.7 million from the $22,000 provision recorded for the first nine months of 2012.  The decline in the provision is due to the improvement in the overall quality of the loan portfolio combined with the lower average of historical net charge-offs.

Nonperforming Loans / Nonperforming Assets

At September 30, 2013, the allowance for loan losses was 137.03% of noncovered nonperforming loans, compared to 121.10% of noncovered nonperforming loans, at December 31, 2012.  Noncovered nonaccrual loans, which comprise the majority of noncovered nonperforming loans, were $29.2 million as of September 30, 2013,  a decrease of $5.9 million, or 17%, from December 31, 2012.  We have taken cumulative net charge-offs related to these noncovered nonaccrual loans of $12.0 million as of September 30, 2013.  Noncovered nonaccrual loans at September 30, 2013 were comprised of 29 relationships and were primarily concentrated in commercial real estate (42%), commercial and industrial (37%), and real estate construction (19%) loans.  All noncovered nonaccrual loans are considered impaired and are carried at their estimated collectible amounts.  These noncovered loans are believed to have sufficient collateral and are in the process of being collected.  Covered nonperforming loans of $3.5 million were subject to protection under the loss share agreements with the FDIC at September 30, 2013.

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Nonaccrual loans:
Commercial real estate	$12,203	$3,175	$18,337	$3,087
One-to-four family residential	396	71	563	52
Real estate construction	5,659	130	3,355	130
Commercial	10,886	104	12,761	324
Other consumer	54	-	88	2
Total nonaccrual loans	29,198	3,480	35,104	3,595

Past due 90 days or more:
One-to-four family residential	-	-	747	-
Commercial	1	-	2,471	-
Other consumer	1	-	72	-
Total past due 90 days or more	2	-	3,290	-
Total nonperforming loans	29,200	3,480	38,394	3,595
Other real estate	676	1,017	11,315	3,643
Total nonperforming assets	$29,876	$4,497	$49,709	$7,238

Nonperforming assets to portfolio loans receivable and
other real estate	2.33%	22.49%	3.73%	24.66%
Nonperforming loans to portfolio loans receivable	2.27	18.34	2.91	13.98
Allowance for loan losses to nonperforming loans	137.03	1.95	121.10	6.23
Government-guaranteed portion of nonperforming loans	$72	$2,459	$76	$2,456

At September 30, 2013, five credit relationships represented 84% of noncovered nonperforming loans.  These were all commercial or commercial real estate lending collateral dependent relationships and had an aggregate principal balance of $24.5 million and related impairment reserves of $3.0 million.  Aggregate net charge-offs for these five relationships were $11.1 million as of September 30, 2013.

Noncovered performing loans considered potential problem loans (loans which are not included in the past due or nonaccrual categories but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms) amounted to approximately $95.1 million at September 30, 2013, compared to $94.4 million at December 31, 2012.  Substantially all of these loans were performing in accordance with their present terms at September 30, 2013.  Additionally, as of September 30, 2013 and December 31, 2012, there were  $2.0 million and $3.2 million, respectively, of covered potential problem loans, which are subject to protection under the loss share agreements with the FDIC.  Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms.

At September 30, 2013, noncovered other real estate was $676,000, down from $11.3 million at December 31, 2012.  During the first nine months of 2013, there was $9.7 million in sales of other real estate properties and $1.5 million in other real estate write-downs.

At September 30, 2013, the reserve for unfunded loan commitments was $3.3 million, a $0.4 million, or 15%, increase from the amount at December 31, 2012.  Management believes the amount of the reserve is appropriate and is included in other liabilities on the unaudited consolidated statement of financial condition.  The increase related primarily to an increase in the level of outstanding commitments.

Deposits and Other Borrowings

Our deposits were $1.6 billion and $1.7 billion at September 30, 2013 and December 31, 2012.  The following table shows the composition of deposits at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2013	2012	$ Change	% Change
Noninterest-bearing demand	$436,904	$424,008	$12,896	3.04%
Interest-bearing demand	106,176	112,012	(5,836)	(5.21)
Money market accounts	423,720	423,417	303	0.07
Savings accounts	39,727	37,693	2,034	5.40
Time deposits of $100,000 or more	270,916	351,273	(80,357)	(22.88)
Other time deposits	306,348	361,175	(54,827)	(15.18)
Total deposits	$1,583,791	$1,709,578	$(125,787)	(7.36)%

We participate in the Certificate of Deposit Account Registry Service (“CDARS”) and CDARS deposits totaled $1.3 million at September 30, 2013 and $9.9 million as of December 31, 2012.

Other borrowings, which includes short-term federal funds purchased, FHLB borrowings, and repurchase agreements, increased $8.3 million, or 12%, to $78.7 million during the first nine months of 2013.  The increase primarily reflects the timing of repurchase agreements for the period.

Shareholders’ Equity

Shareholders’ equity increased  $6.7 million, or 3%, primarily due to net income of $10.6 million, for the first nine months of 2013. Net unrealized holding gains of $1.7 million on available for sale investment securities and derivative instruments (net of tax) decreased to a net unrealized holding loss of $2.1 million at September 30, 2013.

At September 30, 2013,  we, Stillwater National, and Bank of Kansas continued to exceed all applicable regulatory capital requirements.  See “Capital Requirements” on page 2.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2013 and 2012

Net income available to common shareholders for the third quarter of 2013 of $3.8 million represented a decrease of $0.5 million from the $4.3 million net income recorded for the third quarter of 2012.  Diluted earnings per share were $0.19 for the third quarter of 2013, compared to $0.22.  The decrease in quarterly net income available to common shareholders was the result of a $3.4 million, or 24%, decrease in net interest income and a $1.4 million, or 81%, increase in provision for loan losses, offset in part by a $1.6 million, or 40% decrease in income tax expense, $1.6 million, or 11%, decrease in noninterest expense, and a $1.5 million decrease primarily in dividends on preferred stock due to the repurchase of shares issued to the U.S. Treasury during 2012.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period.  (See “Note 3:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 2.)

Net Interest Income

	For the three months
	ended September 30,
(Dollars in thousands)	2013	2012	$ Change	% Change
Interest income:
Loans	$16,242	$20,496	$(4,254)	(20.76)%
Investment securities:
U.S. government and agency obligations	438	438	-	-
Mortgage-backed securities	820	1,141	(321)	(28.13)
State and political subdivisions	300	288	12	4.17
Other securities	65	67	(2)	(3.57)
Other interest-earning assets	270	186	84	45.38
Total interest income	18,135	22,616	(4,481)	(19.81)

Interest expense:
Interest-bearing demand deposits	35	49	(14)	(28.57)
Money market accounts	182	230	(48)	(20.87)
Savings accounts	10	13	(3)	(23.08)
Time deposits of $100,000 or more	552	1,037	(485)	(46.77)
Other time deposits	538	922	(384)	(41.65)
Other borrowings	225	225	-	-
Subordinated debentures	1,320	1,458	(138)	(9.47)
Total interest expense	2,862	3,934	(1,072)	(27.25)

Net interest income	$15,273	$18,682	$(3,409)	(18.25)%

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

	For the three months ended September 30,
	2013			2012
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Noncovered loans (1) (2)	$1,277,747	$15,837	4.92%	$1,493,215	$20,013	5.33%
Covered loans (1)	20,271	405	7.93	29,600	483	6.49
Investment securities (2)	364,746	1,623	1.76	364,695	1,934	2.11
Other interest-earning assets	287,968	270	0.37	181,192	186	0.41
Total interest-earning assets	1,950,732	18,135	3.69	2,068,702	22,616	4.35
Other assets	57,622			140,928
Total assets	$2,008,354			$2,209,630

Liabilities and shareholders' equity
Interest-bearing demand deposits	$117,124	$35	0.12%	$112,912	$49	0.17%
Money market accounts	416,839	182	0.17	376,316	230	0.24
Savings accounts	38,992	10	0.10	36,479	13	0.14
Time deposits	600,321	1,090	0.72	813,906	1,959	0.96
Total interest-bearing deposits	1,173,276	1,317	0.45	1,339,613	2,251	0.67
Other borrowings	75,822	225	1.18	64,880	225	1.38
Subordinated debentures	75,004	1,320	7.04	81,963	1,458	7.12
Total interest-bearing liabilities	1,324,102	2,862	0.86	1,486,456	3,934	1.05
Noninterest-bearing demand deposits	422,203			398,979
Other liabilities	10,319			47,188
Shareholders' equity	251,730			277,007
Total liabilities and shareholders' equity	$2,008,354			$2,209,630

Net interest income and interest rate spread		$15,273	2.83%		$18,682	3.30%
Net interest margin (3)			3.11%			3.59%
Ratio of average interest-earning assets
to average interest-bearing liabilities	147.32%			139.17%

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3) Net interest margin = annualized net interest income / average interest-earning assets

Compared to the third quarter of 2012, the third quarter 2013 yields on our interest-earning assets decreased 66 basis points, while the rates paid on our interest-bearing liabilities decreased 19 basis points, resulting in a decrease in the interest rate spread to 2.83%.  During the periods ended September 30, 2013 and September 30, 2012, annualized net interest margin was 3.11% and 3.59%, respectively, and for the same periods, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 147.32% from 139.17%, respectively.

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

	For the three months ended September 30,
	2013 vs. 2012
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate
Interest earned on:
Noncovered loans receivable (1)	$(4,176)	$(2,745)	$(1,431)
Covered loans receivable	(78)	(172)	94
Investment securities (1)	(312)	-	(312)
Other interest-earning assets	84	101	(17)
Total interest income	(4,482)	(2,816)	(1,666)

Interest paid on:
Interest-bearing demand	(14)	2	(16)
Money market accounts	(48)	23	(71)
Savings accounts	(3)	1	(4)
Time deposits	(870)	(453)	(417)
Other borrowings	-	35	(35)
Subordinated debentures	(138)	(123)	(15)
Total interest expense	(1,073)	(515)	(558)

Net interest income	$(3,409)	$(2,301)	$(1,108)

(1) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

Noninterest Income

	For the three months
	ended September 30,
(Dollars in thousands)	2013	2012	$ Change	% Change
Noninterest income:
Other service charges	$2,376	$2,471	$(95)	(3.84)%
Other fees	213	259	(46)	(17.76)
Other noninterest income	339	114	225	197.37
Gain on sales of loans:
One-to-four family residential	619	1,037	(418)	(40.31)
All other loan sales	-	69	(69)	-
Total noninterest income	$3,547	$3,950	$(403)	(10.20)%

Other fees income decreased primarily as the result of the decreased brokerage fees, offset in part by decreased amortization of mortgage servicing rights during the third quarter of 2013.

Other noninterest income increased due to a legal settlement received in third quarter 2013.

Gain on sales of loans is primarily a reflection of the activity in residential mortgage lending.

Noninterest Expense

	For the three months
	ended September 30,
(Dollars in thousands)	2013	2012		$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$7,645	$	$ 7,362	$283	3.84%
Occupancy	2,721		2,729	(8)	(0.29)
FDIC and other insurance	413		539	(126)	(23.38)
Other real estate (net)	(387)		1,267	(1,654)	(130.54)
Unfunded loan commitment reserve	71		(144)	215	(149.31)
Other general and administrative	2,556		2,838	(282)	(9.94)
Total noninterest expense	$13,019		$14,591	$(1,572)	(10.77)%

The number of full-time equivalent employees decreased from  408 at the beginning of the quarter to 407 as of September 30, 2013.  The increase in personnel expense from the prior year is primarily the result of increased employee benefit expense and increased accrued bonus expense.

Our financial institution subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates.  The decrease from prior year is primarily the result of the decrease in assets, which is the basis for the premium calculation, and a decrease in the assessment rates.

Other real estate net expenses for the third quarter of 2013 included $0.3 million in gains on sales of other real estate properties.  The remainder of the decrease when compared to prior year third quarter is the result of decreased expense, including write-down expenses.

The unfunded loan commitment reserve expense increased as a result of the application of our methodology to calculate the reserve.

The decrease in other general and administrative is primarily the result of lower consulting fees and legal fees and decreased miscellaneous expense.

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 and 2012

Net income available to common shareholders for the nine months ended September 30, 2013 of $10.6 million represented a $0.9 million decrease from the $11.5 million net income available to common shareholders for the nine months ended September 30, 2012.  Diluted earnings per share were $0.54 for the nine months ended September 30, 2013, compared to $0.59 for the nine months ended September 30, 2012.  The decrease in net income available to common shareholders was the result of a $13.3 million, or 22%, decrease in net interest income and a $0.5 million, or 4%, decrease in noninterest income, offset in part by a $5.4 million, or 12%, decrease in noninterest expense, a $3.7 million decrease primarily in dividends on preferred stock due to the repurchase of shares issued to the U.S. Treasury during 2012, a $3.0 million, or 32% decrease in income tax expense, and a $0.7 million decrease in the provision for loan losses.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period.  (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 2.)

Net Interest Income

	For the nine months
	ended September 30,
(Dollars in thousands)	2013	2012	$ Change	% Change
Interest income:
Loans	$49,663	$65,581	$(15,918)	(24.27)%
Investment securities:
U.S. government and agency obligations	1,336	1,242	94	7.57
Mortgage-backed securities	2,520	3,779	(1,259)	(33.32)
State and political subdivisions	906	757	149	19.68
Other securities	146	241	(95)	(39.51)
Other interest-earning assets	765	563	202	35.89
Total interest income	55,336	72,163	(16,827)	(23.32)

Interest expense:
Interest-bearing demand deposits	117	178	(61)	(34.27)
Money market accounts	608	750	(142)	(18.93)
Savings accounts	34	39	(5)	(12.82)
Time deposits of $100,000 or more	1,863	3,542	(1,679)	(47.40)
Other time deposits	1,789	3,180	(1,391)	(43.74)
Other borrowings	667	671	(4)	(0.60)
Subordinated debentures	4,245	4,525	(280)	(6.19)
Total interest expense	9,323	12,885	(3,562)	(27.64)

Net interest income	$46,013	$59,278	$(13,265)	(22.38)%

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

	For the nine months ended September 30,
(Dollars in thousands)	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Noncovered loans (1) (2)	$1,301,446	$48,369	4.97%	$1,574,095	$63,861	5.42%
Covered loans (1)	22,492	1,294	7.69	32,490	1,720	7.07
Investment securities	373,150	4,908	1.76	339,776	6,019	2.37
Other interest-earning assets	279,549	765	0.37	188,264	563	0.40
Total interest-earning assets	1,976,637	55,336	3.74	2,134,625	72,163	4.52
Other assets	69,423			149,193
Total assets	$2,046,060			$2,283,818

Liabilities and shareholders' equity
Interest-bearing demand deposits	$125,598	$117	0.12%	$118,036	$178	0.20%
Money market accounts	418,973	608	0.19	375,634	750	0.27
Savings accounts	38,850	34	0.12	35,237	39	0.15
Time deposits	638,739	3,652	0.76	875,012	6,722	1.03
Total interest-bearing deposits	1,222,160	4,411	0.48	1,403,919	7,689	0.73
Other borrowings	72,491	667	1.23	59,846	671	1.50
Subordinated debentures	79,618	4,245	7.11	81,963	4,525	7.36
Total interest-bearing liabilities	1,374,269	9,323	0.91	1,545,728	12,885	1.11
Noninterest-bearing demand deposits	409,393			388,370
Other liabilities	11,047			48,851
Shareholders' equity	251,351			300,869
Total liabilities and shareholders' equity	$2,046,060			$2,283,818

Net interest income and interest rate spread		$46,013	2.83%		$59,278	3.41%
Net interest margin (3)			3.11%			3.71%
Ratio of average interest-earning assets
to average interest-bearing liabilities	143.83%			138.10%

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3) Net interest margin = annualized net interest income / average interest-earning assets

Compared to the nine months ended September 30, 2012, the nine months ended September 30, 2013 yields on our interest-earning assets decreased 78 basis points, while the rates paid on our interest-bearing liabilities decreased 20 basis points, resulting in a decrease in the interest rate spread to 2.83%.  During the same periods, annualized net interest margin was 3.11% and 3.71%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 143.83% from 138.10%, respectively.

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

	For the nine months ended September 30,
	2013 vs. 2012
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate
Interest earned on:
Noncovered loans receivable (1)	$(15,492)	$(10,436)	$(5,056)
Covered loans receivable	(426)	(565)	139
Investment securities (1)	(1,111)	549	(1,660)
Other interest-earning assets	202	253	(51)
Total interest income	(16,827)	(10,199)	(6,628)

Interest paid on:
Interest-bearing demand	(61)	11	(72)
Money market accounts	(142)	80	(222)
Savings accounts	(5)	4	(9)
Time deposits	(3,070)	(1,589)	(1,481)
Other borrowings	(4)	128	(132)
Subordinated debentures	(280)	(127)	(153)
Total interest expense	(3,562)	(1,493)	(2,069)

Net interest income	$(13,265)	$(8,706)	$(4,559)

(1) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis, because it is not considered material.

Noninterest Income

	For the nine months
	ended September 30,
(Dollars in thousands)	2013	2012	$ Change	% Change
Noninterest income:
Other service charges	$7,123	$7,396	$(273)	(3.69)%
Other fees	733	1,192	(459)	(38.51)
Other noninterest income	455	219	236	107.76
Gain on sales of loans:
One-to-four family residential	2,231	2,223	8	0.36
All other loan sales	33	0	33	-
Gain on investment securities	-	35	(35)	100.00
Total noninterest income	$10,575	$11,065	$(490)	(4.43)%

Other fees income decreased primarily as a result of the decreased brokerage fees for the first nine months of 2013.

Other noninterest income increased due to a legal settlement received in third quarter 2013.

Gain on sales of loans is primarily a reflection of the activity in residential mortgage lending.

Noninterest Expense

	For the nine months
	ended September 30,
(Dollars in thousands)	2013	2012	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$23,820	$21,963	$1,857	8.46%
Occupancy	7,974	7,909	65	0.82
FDIC and other insurance	1,304	2,021	(717)	(35.48)
Other real estate (net)	(1,428)	3,698	(5,126)	(138.62)
Unfunded loan commitment reserve	442	346	96	27.75
Other general and administrative	8,134	9,732	(1,598)	(16.42)
Total noninterest expense	$40,246	$45,669	$(5,423)	(11.87)%

The number of full-time equivalent employees decreased from  422 at the beginning of the year to 407 as of September 30, 2013.    The increase in personnel expense from the prior year is primarily the result of increased employee benefit expense and increased accrued bonus expense.

Our financial institution subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates.  The decrease from prior year is primarily the result of the decrease in assets, which is the basis for the premium calculation, and a decrease in the assessment rates.

For the nine months ended September 30, 2013, the change in other real estate net expenses included $3.9 million in net gains on sales of other properties during 2013 combined with decreased expenses associated with other real estate properties.

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

 Taxes on Income

Our income tax expense was $6.4 million for the first nine months of 2013 compared to $9.4 million for the first nine months of 2012,  a decrease of $3.0 million, or 32%.  The decrease in the income tax expense is the result of decreased income and fluctuations in permanent book/tax differences.  The effective tax rate for the first nine months of 2013 was 37.81%.

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

Stillwater National also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program.  There was no outstanding balance of those notes at September 30, 2013.  Stillwater National has approved federal funds purchase lines totaling $150.0 million with five banks.  There was no outstanding balance on these lines at September 30, 2013.  Stillwater National is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program.  Collateral under this program consists of pledged selected commercial and industrial loans.  Currently the collateral allows Stillwater National to borrow up to $33.5 million.  As of September 30, 2013, no borrowings were made through the BIC program.  In addition, Stillwater National has available a $222.6 million line of credit and Bank of Kansas has a $38.8 million line of credit from the FHLB.  Borrowings under the FHLB lines are secured by investment securities and loans.  At September 30, 2013, the Stillwater National FHLB line of credit had an outstanding balance of $20.0 million, and the Bank of Kansas FHLB line of credit had an outstanding balance of $5.0 million.

(See also “Deposits and Other Borrowings” on page 2 for funds available and “Note 8: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements for a discussion of our funds management unit.)

Stillwater National sells securities under agreements to repurchase with Stillwater National retaining custody of the collateral.  Collateral consists of U.S. government agency obligations, which are designated as pledged with Stillwater National’s safekeeping agent.  These transactions are for one to four day periods.  Outstanding balances under this program were $53.7 million and $45.4 million as of September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013, $290.1 million of the total carrying value of investment securities of $371.4 million were pledged as collateral to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.  Any amount over pledged can be released at any time.

During the first nine months of 2013,  no category of short-term borrowings had an average balance that exceeded 30% of ending shareholders’ equity.

During the first nine months of 2013, cash and cash equivalents decreased by $42.8 million, or 15%, to $245.3 million.  This decrease was the net result of cash used in financing activities of $155.1 million (primarily from net decreases in deposits), offset in part by cash provided from investing activities of $64.9 million (primarily from net repayments of loans and sales of other real estate properties offset by purchases of available for sale securities) and cash provided by operating activities of $47.5 million.

During the first nine months of 2012, cash and cash equivalents decreased by $39.7 million, or 17%, to $190.2 million.  This decrease was the net result of cash used in financing activities of $241.9 million (primarily from net decreases in deposits), offset in part by cash provided from investing of $169.0 million (primarily net repayments of loans and proceeds from repayments, calls and maturities of securities) and cash provided by operating activities of $33.2 million.

CAPITAL REQUIREMENTS

Bank holding companies are required to maintain capital ratios set by the FRB in its Risk-Based Capital Guidelines.  At September 30, 2013, we exceeded all applicable capital requirements, having a total risk-based capital ratio of 21.52%, a Tier I risk-based capital ratio of 20.21%, and a Tier 1 leverage ratio of 14.78%.  As of September 30, 2013, Stillwater National and Bank of Kansas met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest, Stillwater National, or Bank of Kansas by bank regulators.

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

Estimated Changes in Net Interest Income

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp

September 30, 2013	3.62%	0.82%	(1.54)%
December 31, 2012	0.55%	(2.10)%	(3.64)%

The current overnight rate as established by the Federal Open Market Committee is in the 0% to 0.25% range.  We believe that all down rate scenarios are impractical since they would result in an overnight rate of less than 0%.  As a result, the down 100 bp, down 200 bp and down 300 bp scenarios have been excluded.  Net interest income at risk improved in all three rising interest rate scenarios when compared to the December 31, 2012 risk position.  Our greatest exposure to changes in interest rate is in the +100 bp scenario with a reduction in net interest income of (1.54%) on September 30, 2013, a 2.10%  improvement from the December 31, 2012 level of (3.64%).   Stillwater National and Bank of Kansas are in compliance with all policy limits established for net interest income at risk.

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

Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

September 30, 2013	(5.42)%	(3.94)%	(2.82)%
December 31, 2012	(8.12)%	(6.00)%	(3.64)%

As of September 30, 2013 the economic value of equity measure improved in each of the three rising interest rate scenarios when compared to the December 31, 2012 percentages.  Our largest economic value of equity exposure is the +300 bp scenario.  The +300 bp scenario was (5.42%) on September 30, 2013, a 2.70%  improvement over the December 31, 2012 value of (8.12%).   Stillwater National and Bank of Kansas are in compliance with all policy limits established for the economic value of equity.

*   *   *   *   *   *   *

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013.  Our Chief Executive Officer and Chief Financial Officer participated in the evaluation.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

During the first six months of 2013, we developed and implemented new processes and procedures to remediate the material weakness that existed in our internal control over financial reporting as of December 31, 2012.  Specifically, we expanded and improved our review of the valuation and impairment processes related to goodwill and other intangible assets.  No impairments were identified during the current quarter.    We believe the steps taken have improved the effectiveness of our internal control over financial reporting.

No changes occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A:  Risk Factors

There were no material changes in risk factors during the first nine months of 2013 from those disclosed in our Form 10-K  for the year ended December 31, 2012.

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

SOUTHWEST BANCORP, INC.

(Registrant)

By: /s/ Mark W. Funke	October 31, 2013
Mark W. Funke President and Chief Executive Officer (Principal Executive Officer)	Date

By: /s/ Joe T. Shockley, Jr.	October 31, 2013
Joe T. Shockley, Jr. Executive Vice President, Chief Financial Officer (Principal Financial Officer)	Date