Form 10-K
period 2013-12-31
SOUTHWEST BANCORP INC
filed 2014-03-07
CIK 914374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] YES   [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] YES   [  ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by a check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one): Large Accelerated filer [  ]        Accelerated filer [X]    Non-accelerated filer [  ]Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] YES   [X] NO

The registrant's Common Stock is traded on the NASDAQ Global Select Market under the symbol OKSB.  The aggregate market value of approximately 18,759,647 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2013, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $247.6 million based on the closing sales price of $13.20 per share of the registrant's Common Stock on that date.  Solely for purposes of this calculation, it is assumed that directors, officers, and 5% stockholders of the registrant (other than institutional investors) are affiliates.

As of the close of business on March 6,  2014, 19,786,206 shares of the registrant's Common Stock were outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Shareholders, to be held on April 23, 2014, are incorporated by reference into Part III of this Form 10-K to the extent described therein.

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

These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws, regulations, and accounting principles; changes in regulatory standards and examination policies; and a variety of other matters.  These other matters include, among other things, the direct and indirect effects of economic conditions on interest rates, credit quality, loan demand, liquidity, and monetary and supervisory policies of banking regulators.  Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  In addition, our past growth and performance do not necessarily indicate our future results.  For other factors, risks, and uncertainties that could cause actual results to differ materially from estimates and projections contained in forward-looking statements, please read the “Risk Factors” contained in this report and our future reports to the Securities and Exchange Commission (“SEC”).

These forward-looking statements speak only as of the date on which the statements were made.  We do not intend, and undertake no obligation, to update or revise any forward-looking statements contained in this release, whether as a result of differences in actual results, changes in assumptions, or changes in other factors affecting such statements, except as required by law.

We are required under generally accepted accounting principles to evaluate subsequent events and their impact, if any, on its financial statements as of December 31, 2013 through the date its financial statements are filed with the Securities and Exchange Commission.  The December 31, 2013 financial statements included in this release will be adjusted if necessary to properly reflect the impact of subsequent events on estimates used to prepare those statements.

PART i

ITEM 1.  BUSINESS

Business

General

We are a financial holding company headquartered in Stillwater, Oklahoma for our banking subsidiary Bank SNB, National Association (“Bank SNB”).  We were organized in 1981 as the holding company for Bank SNB, which was chartered in 1894.  We are registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act (the "Holding Company Act").  As such, we are subject to supervision and regulation by the Federal Reserve.  Bank SNB is a national bank subject to supervision and regulation by the Office of the Comptroller of the Currency (“OCC”).   Bank SNB’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum permitted by law.

Effective as of the close of business on November 15, 2013, we merged our wholly-owned subsidiary state bank, Bank of Kansas, with and into our wholly-owned national bank, which was then known as The Stillwater National Bank and Trust Company (“Stillwater National”).  Immediately following the merger, our national bank was renamed Bank SNB, National

Association, which is the new name for business in all markets.  The consolidation and new name unified our brand as one bank to better serve our clients and prepares us for growth in the future.

Products and Services

We focus on providing customers with exceptional service and meeting all of their banking needs by offering a wide variety of commercial and consumer banking services including commercial and consumer lending, deposit and investment services, specialized cash management, and other financial services and products.    Our area of expertise focuses on the special financial needs of healthcare and health professionals, commercial real estate borrowers, businesses and their managers and owners, commercial lending, and energy banking. The healthcare and real estate industries make up the majority of our loan portfolio.

Our commercial lending services include (i) commercial real estate loans, (ii) working capital loans, (iii) construction loans, (iv) loans to small businesses (v) loans for equipment and general business expansion, (vi) loans to energy companies based on proved producing reserves and (vii) loans to a broad variety of healthcare providers, business, and related concerns.  Consumer lending services include (i) residential real estate loans and mortgage banking services, and (ii) personal lines of credit (iii) loans for the purchase of automobiles, and (iv) other installment loans.  We also offer deposit and personal banking services, including (i) commercial deposit services, commercial checking, money market, and other deposit accounts, and (ii) retail deposit services such as certificates of deposit, money market accounts, checking accounts, NOW accounts, savings accounts, and automatic teller machine (“ATM”) access.  Bank SNB offers personal brokerage services through a relationship with an independent institution.

We have developed internet banking services, called Bank SNB DirectBanker®, for consumer and commercial customers, a highly automated lockbox, document imaging, and information service for commercial customers called “Bank SNB Digital Lockbox,” and deposit products that automatically sweep excess funds from commercial demand deposit accounts and invest them in interest bearing funds (“Sweep Agreements”).

Strategic Focus

Our bank has and will continue to position itself for future growth.  We seek to produce consistent and sustainable revenue growth by enhancing, clarifying, and expanding our geographic markets and increasing and diversifying our revenue base. This consists of, but is not limited to: building out existing markets with robust and profitable growth potential; expanding our professional team; identifying, targeting, and acquiring earning assets under appropriate risk guidelines; and continuing to source, evaluate, and execute acquisitions.

We also seek to provide customers with exceptional service while, at the same time, improving operating efficiency. Over many years, we have refined our approach to customer service by listening to our customers’ needs and desires.  We actively seek to make the customer experience consistent over time and across all of our locations.  We improve operating efficiency by focusing on internal policy, process and procedure, along with technology, with the goal of continuous improvement while providing an exceptional experience to our clients.  We build close relationships with businesses and their principals,  business professionals and individuals by providing personalized financial solutions that gives them more control over their financial futures. We also apply a philosophy of continuous improvement to internal and external information reporting to improve our decision making processes and product delivery.

Organization

Our business operations are conducted through five operating segments that include Oklahoma Banking, Texas Banking, Kansas Banking, Mortgage Banking, and an Other Operations segment that includes funds management (investment portfolio and funding) and corporate investments.  Our organizational structure is designed to facilitate high-level customer service, prompt response, efficiency, and appropriate, uniform credit standards and other controls.

Banking Segments – Our banking segments include Oklahoma Banking, which includes the Stillwater division, the Central Oklahoma division based in Oklahoma City, and the Tulsa division; Texas Banking, which includes the Dallas-Frisco division, the Dallas-Preston Center division, the Austin division, and the San Antonio division; and Kansas Banking, which includes the Harper and Anthony Branches, the Hutchinson division, the Wichita division, and the Kansas City division.  Emphasizing both commercial and consumer lending, the Stillwater division,  Harper and Anthony Branches, and Hutchinson divisions serve their respective markets as full-service community banks.  The other eight divisions pursue a more focused marketing strategy, targeting managers, professionals, and businesses for lending, and offering more specialized services.  All of the regional divisions focus on commercial and consumer financial services to local businesses and their senior employees and to other managers and professionals living and working in our market areas.  We manage our mortgage and student lending operations through our home office located in Stillwater, Oklahoma.  We originate first mortgage loans for sale to the Federal National Mortgage Association (“FNMA”) or private investors.  Servicing on these loans may be released or retained in connection with the sale.

Support and Control Functions – Support and control functions are centralized, although each segment has support and control personnel.  Costs of centrally managed support and control functions other than funds management (which is included in the Other Operations segment) are allocated to the Banking segments.  Our philosophy of customer service extends to our support and control functions.  We manage and offer products that are technology based, or that otherwise are more efficiently offered centrally through our home office.  These include products that are marketed through the regional offices, such as our internet banking product for commercial and retail customers (Bank SNB DirectBanker®), commercial information, and item processing services (Bank SNB Digital Lockbox).  Our technology products are marketed to existing customers and to help develop new customer relationships.  Use of these products by customers enables us to serve our customers more effectively, use our resources more efficiently, and increase our fee income.

For additional information regarding our operating segments, please see “Note 18 Operating Segments” in the Notes to the Consolidated Financial Statements.

Banking Offices and Geographic Markets

Through Bank SNB, we have twenty-three full-service banking offices primarily located along the heavily populated areas on the I-35 corridor through Texas, Oklahoma, and Kansas.  We have four located in Stillwater, Oklahoma, four located in the Oklahoma City, Oklahoma, metropolitan area, two each located in the Tulsa, Oklahoma and Dallas, Texas metropolitan areas, two each located in Hutchinson, Kansas and in Wichita, Kansas and, one each in Chickasha, Oklahoma, Austin, San Antonio, and Tilden, Texas, and Anthony, Harper, and Overland Park, Kansas.    On January 16, 2014, we announced the execution of agreements to sell branch banks in Anthony, Harper, and Overland Park, Kansas.

We focus our efforts on markets with characteristics that will allow us to capitalize on our strengths and to continue establishing new offices in those markets.  Beyond Oklahoma, Texas, and Kansas, loans are extended to borrowers in other states.    Acquisitions of other financial institutions and other companies are considered as opportunities become available.

Employees

Another major component of our strategy is to be an employer of choice in our markets. We aim to employ talented and devoted people who embrace our vision and feel invested in our success.  As of December 31, 2013, we employed 402 persons on a full-time equivalent basis, including executive officers, loan and other banking officers, branch personnel, and others.  None of our employees or any of our consolidated subsidiary employees are represented by a union or covered under a collective bargaining agreement.  Our management considers our employee relations to be excellent.

Competition

We encounter competition in seeking deposits and in obtaining loan, cash management, investment, and other customers.  The level of competition for deposits is high.  Our principal competitors for deposits are other financial institutions, including other national banks, state banks, federal savings banks, and credit unions.  Competition among these institutions is based primarily on interest rates and other terms offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities.  Additional competition for depositors' funds comes from U.S. Government securities, private issuers of debt obligations, and suppliers of other investment alternatives for depositors, such as securities firms.  Competition from credit unions has intensified as historic federal limits on membership have been relaxed.  Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over national banks, federal savings banks, and state banks, which are fully subject to federal income taxes.  Credit unions may use this advantage to offer rates that are more competitive than those offered by national banks, federal savings banks, and state banks.

We also compete in our lending activities with other financial institutions such as securities firms, insurance companies, credit unions, small loan companies, finance companies, mortgage companies, real estate investment trusts, and other sources of funds.  Many of our nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks.  As a result, such nonbank competitors have advantages over us in providing certain services. A number of the financial institutions with which we compete in lending, deposit, investment, cash management, and other activities are larger than us or have a significantly larger market share.  Our Texas and Kansas divisions compete for loans, deposits, and other services against local and nationally based financial institutions, many of which have much larger market shares and widespread office networks.  In recent periods, competition has increased in our Oklahoma market areas as new entrants and existing competitors have sought to more aggressively expand their loan and deposit market shares.

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

Supervision and Regulation

We are a financial holding company under the Holding Company Act and are regulated by the Federal Reserve.  Bank SNB is a national banking association and is subject to regulation, supervision, and examination by the OCC.  This regulation is intended primarily for the protection of depositors, the deposit insurance fund, and the banking system as a whole, and not for the protection of our shareholders.  For ease of reference the term “banks” is used below to include national and federal savings banks and state banks, unless otherwise indicated.  The term “commercial banks” includes national and state banks but excludes federal savings associations or federal savings banks.

The following summarizes certain provisions of existing laws and regulations that affect our operations and those of Bank SNB.  Any discussion of laws and regulations applicable to a bank holding company also apply to us as a financial holding company.  This summary does not address all aspects of these laws and regulations or include all laws and regulations that affect us now or may affect us in the future.

General  – On December 11, 2013, we changed from being a bank holding company to a financial holding company.  To be eligible to make this change, Bank SNB had to be well-capitalized and well-managed and have a satisfactory or better rating under the Community Reinvestment Act.  As a financial holding company, we are still regulated under the Holding Company Act and remain subject to supervision and regular examination by the Federal Reserve.  Under the Holding Company Act, we are required to furnish to the Federal Reserve annual and quarterly reports of our operations and additional information and reports.

A financial holding company may engage in certain financial activities, including, without limitation, securities underwriting and dealing, insurance agency and underwriting activities and merchant banking activities.  To engage in any such new financial activity, each insured depository institution of the financial holding company must have received a rating of at least satisfactory in its most recent examination under the Community Reinvestment Act, and the financial holding company must notify the Federal Reserve within 30 days of engaging in such new activity.  We are currently eligible to engage in new financial activities but have no immediate plan to do so.

Under the Holding Company Act, a financial holding company must obtain the prior approval of the Federal Reserve before (1) acquiring direct or indirect ownership or control of any class of voting securities of any national or state bank or bank holding company if, after the acquisition, the bank holding company would directly or indirectly own or control more than 5% of the class; (2) acquiring all or substantially all of the assets of another national bank or bank holding company; or (3) merging or consolidating with another bank holding company.

Also under the Holding Company Act, any company must obtain approval of the Federal Reserve prior to acquiring control of us or Bank SNB.  For purposes of the Holding Company Act, "control" is defined as ownership of more than 25% of any class of voting securities, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies.

The federal Change in Bank Control Act and the related regulations of the Federal Reserve require any person or persons acting in concert (except for companies required to make application under the Holding Company Act) to file a written notice with the Federal Reserve before the person or persons acquire control of us or Bank SNB.  The Change in Bank Control Act defines "control" as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank.

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

The Federal Reserve has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets.  See “Regulatory Capital Requirements” on page 9 of this report.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”) – The Dodd-Frank Act, enacted in July 2010, made significant changes in laws regarding the structure of banking regulation, the powers of the Federal Reserve and other federal banking regulators, deposit insurance assessments, the handling of troubled institutions, regulatory capital calculations, reporting and governance obligations of public companies, and many other provisions affecting supervision of banks, bank holding companies, and other financial services organizations.  Among other things, the Dodd-Frank Act:

•

Created the Consumer Financial Protection Bureau, whose regulations may adversely affect the business operations of financial institutions offering consumer financial products or services, including us. Although the Consumer Financial Protection Bureau has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the Bureau may also apply to Bank SNB through the adoption of similar policies by the Federal Reserve, OCC, and FDIC.

•	Weakened federal preemption rules permitting states more authority to enforce consumer protection laws against national banks like Bank SNB.
•	Made permanent the $250,000 deposit insurance limit for insured deposits.
•

Revised the assessment base for calculating an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund to be based on average consolidated total assets minus average tangible equity rather than on deposits, and makes changes to the minimum designated reserve ratio of the Deposit Insurance Fund.

•	Eliminated the prohibition against payment of interest on demand deposits, which allows businesses to have interest bearing demand accounts formerly prohibited by law and Federal Reserve regulations.
•	Changed the requirements for certain transactions with affiliates and insiders.
•

Required banking regulators to establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company that provides an insider or other employee with excessive compensation or compensation that gives rise to excessive risk or could lead to a material financial loss to the institution.

•	Limited the use of new trust preferred securities issued after May 19, 2010 as regulatory capital.

•	Permitted banks to engage in de novo branching outside of their home states, provided that the laws of the target state permit banks chartered in that state to branch within that state.

Significant elements of the Dodd-Frank Act have been implemented, but implementation of other elements of the Act requires additional regulations, many of which have not yet been established.  It is too early to fully assess the effects of the Dodd-Frank Act and related regulations on our business, financial condition, or results of operations.

Source of Strength Doctrine – Federal Reserve policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks and does not permit a bank holding company to conduct its operations in an unsafe or unsound manner.  Under this "source of strength doctrine," a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks.  Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment of deposits and to certain other indebtedness of such subsidiary banks.  The Holding Company Act provides that, in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.  In addition, under the National Bank Act, if the capital stock of Bank SNB is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon us.  If the assessment is not paid within three months, the OCC could order a sale of Bank SNB stock held by us to make good the deficiency.  Furthermore, the Federal Reserve has the right to order a bank holding company to terminate any activity that the Federal Reserve believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank. The Dodd-Frank Act codifies the "source of strength doctrine."

National Bank Regulation – As a national bank, Bank SNB is subject to the primary supervision of the OCC under the National Bank Act.  The prior approval of the OCC is required for a national bank to establish or relocate a branch office or to engage in any merger, consolidation, or significant purchase or sale of assets.

The OCC regularly examines the operations and condition of Bank SNB including but not limited to its capital adequacy, loans, allowance for loan losses, investments, liquidity, interest rate risk, and management practices.  In addition, Bank SNB is required to furnish quarterly and annual reports to the OCC.  The OCC's enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a national bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

Dividend Restrictions – Dividends from Bank SNB constitute the principal source of our cash revenues.  The payment of dividends by Bank SNB is subject to regulatory restrictions.   No national bank may pay dividends from its paid-in capital.  All dividends must be paid out of current or retained net profits.  The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of a national bank's net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund.

The approval of the OCC is required prior to the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.  In addition, Bank SNB is prohibited by federal statute from paying dividends or making any other capital distribution that would cause Bank SNB to fail to meet its regulatory capital requirements.  Further, the OCC has authority to prohibit the payment of dividends by a national bank when it determines that their payment would be an unsafe and unsound banking practice.

Limits on Loans to One Borrower – National banks are subject to limits on the amount of loans they can make to one borrower.  With certain limited exceptions, loans and extensions of credit from national banks outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution.  A national bank may lend an additional amount, equal to 10% of unimpaired capital and surplus, if the loan is fully secured by readily marketable collateral.  Certain types of loans are exempted from the lending limits, including loans secured by in-bank deposits.

Transactions with Affiliates – Bank SNB is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, us and other affiliates and on investments in our and their stock or other securities.  These restrictions prevent us and our nonbanking subsidiaries from borrowing from Bank SNB unless the loans are secured by specified collateral.  Additionally, the restrictions require our transactions with Bank SNB to have terms comparable to terms of arms-length transactions with third persons.  In addition, secured loans and investments by Bank SNB are generally limited to 10% of Bank SNB’s capital and surplus with respect to us and Bank SNB’s other affiliates on an individual basis, and to 20% of Bank SNB’s capital and surplus with respect to us and all other Bank SNB affiliates in the aggregate.  Certain exemptions to these limitations apply to extensions of credit by, and other transactions between, Bank SNB and our other subsidiaries.  These regulations and restrictions may limit our ability to obtain funds from Bank SNB for our cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.

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

Federal Deposit Insurance – Bank SNB pays deposit insurance premiums to the FDIC.  For additional information, see “Management’s Discussion and Analysis – FDIC and other insurance” on page 32 of this report.

Regulatory Capital Requirements – The Federal Reserve, the OCC, and the FDIC have established guidelines for maintenance of appropriate levels of capital by bank holding companies, national banks, state banks, and federal savings banks, respectively.  The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total average assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

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

The Dodd-Frank Act includes certain provisions concerning the components of regulatory capital.  Certain of these provisions are intended to eliminate or significantly reduce use of hybrid capital instruments, especially trust preferred securities, as regulatory capital.  Under these provisions, trust preferred securities issued before May 19, 2010 by a company, such as us, with total consolidated assets of less than $15 billion and are eligible to be treated as regulatory capital, but any such securities issued after May 19, 2010 are not eligible to be treated as regulatory capital.

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

Federal banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk.  Bank SNB did not have any trading assets or liabilities during 2013, 2012, or 2011 and was not required to maintain such supplemental capital.

The federal banking regulators have established regulations that classify banks by capital levels and provide for various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards.  Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more.  An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating.  A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels.  A bank that falls within any of these three undercapitalized categories is subject to severe regulatory sanctions.  As of December 31, 2013, Bank SNB was well-capitalized as defined in applicable banking regulations.  For information regarding Bank SNB’s compliance with its regulatory capital requirements, see “Management's Discussion and Analysis – Capital Resources” on page 43 of this report and in the Notes to the Consolidated Financial Statements in this report, “Note 14  Capital Requirements and Regulatory Matters”.

Basel III – United States banking regulators are members of the Basel Committee on Banking Supervision (the “Basel Committee”).  The Basel Committee issues accords, which include capital guidelines for use by regulators in individual countries, generally referred to as Basel I (1988), Basel II (2004), and Basel III (2011).  Basel III is intended for institutions with assets of $250 million or more or significant foreign exposure.  However, United States banking regulators are considering the Basel III guidelines in their determination of appropriate capital standards for all banking institutions. These may result in higher minimum capital requirements, a countercyclical capital buffer requirement, and liquidity standards. U.S. banking agencies have not yet published the final proposed rules to implement Basel III in the United States.

Brokered Deposits – Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew, or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits.  Undercapitalized institutions are not permitted to accept brokered deposits.  Bank SNB is well-capitalized and therefore is eligible to accept brokered deposits without limitation.  Bank SNB makes use of brokered deposits, but has reduced its reliance on brokered deposits and other non-core funding sources, and does not anticipate any increase in the usage of brokered deposits.

Supervision and Regulation of Mortgage Banking Operations – Bank SNB’s mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), the Veterans' Administration ("VA"), and FNMA with respect to originating, processing, selling, and servicing mortgage loans.  Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts.  Lenders such as Bank SNB are required to submit financial statements to FNMA, FHA, and VA annually.  Each regulatory entity has its own financial requirements.  Lenders’ affairs are also subject to examination by the Federal Reserve, FNMA, FHA, and VA at all times to assure compliance with the applicable regulations, policies, and procedures.  Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Home Mortgage Disclosure Act, Fair Credit Reporting Act, the National Flood Insurance Act, and the Real Estate Settlement Procedures Act, and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs.  Bank SNB mortgage banking operations are also affected by various state and local laws and regulations and the requirements of various private mortgage investors.

Community Reinvestment – Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community.  However, institutions are rated on their performance in meeting the needs of their communities.  Performance is tested in three areas: (a) lending, to evaluate the institution’s record of making loans in its assessment areas; (b) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (c) service, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.  The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches, and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions.  The CRA also requires that all institutions make public disclosure of their CRA ratings.  Our banking subsidiary was assigned a “satisfactory” rating as a result of its last CRA examination.

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

Other Laws and Regulations – Some of the aspects of the lending and deposit business of Bank SNB are subject to regulation by the Federal Reserve and the FDIC, including reserve requirements and disclosure requirements in connection with personal and mortgage loans and deposit accounts.  Bank SNB’s federal student lending activities are subject to regulation and examination by the United States Department of Education.  In addition, Bank SNB is subject to numerous federal and state laws and regulations that include specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms, and discrimination in credit transactions.

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

Available Information

We provide internet access to Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports through our Investor Relations section at www.oksb.com (This site is also accessible through Bank SNB’s website at www.banksnb.com.)  The SEC maintains a website (www.sec.gov) where these filings also are available through the SEC’s EDGAR system.  There is no charge for access to these filings through either our site or the SEC’s site, although users should understand that there may be costs associated with electronic access, such as usage charges from Internet access providers and telephone companies, that they may bear.  The public also may read and copy materials filed by Southwest with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Risks Relating to our Business

Difficult and unsettled market conditions may affect our profits and loan quality and may continue to do so for an unknown period.

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

We have approximately 33% of noncovered loans to individuals and businesses involved in the healthcare industry, including business and personal loans to physicians, dentists, and other healthcare professionals, and loans to for-profit hospitals, nursing homes, suppliers and other healthcare-related businesses.  Our strategy calls for continued growth in healthcare lending.  This concentration exposes us to the risk that adverse developments in the healthcare industry could hurt our profitability and financial condition as a result of increased levels of nonperforming loans and charge-offs and reduced loan demand and deposit growth.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Educations Reconciliations Act of 2010, is expected to have effects on the provision of healthcare in the United States.  We have assessed its potential outcome on the market for healthcare and our services for the healthcare industry, and believe it is too early to conclude the impact on them.  The law is complex and implementation requires the adoption of significant regulations.  As a result, the new laws could have adverse effects on the growth and profitability of our healthcare business.

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

We perform internal assessments of our capital and asset quality as part of our planning process.  Our process includes stress tests using alternative credit quality assumptions in order to estimate their effects on loan loss provisions, net income, and regulatory capital ratios.  The alternative assumptions include mild and severe credit quality stress scenarios.

The results of these stress tests involve assumptions about the economy, future loan losses and default rates, which may not accurately reflect the impact on our earnings or financial condition or actual future conditions.  Actual future economic conditions may result in significantly higher credit losses than we assume in our stress tests, with a corresponding negative impact on our earnings, financial condition, and capital than those predicted by our internal stress test.

We may not realize our deferred tax assets.

We may experience negative or unforeseen tax consequences.  We review the probability of the realization of our deferred tax assets based on forecasts of taxable income quarterly.  This review uses historical results, projected future operating results based on approved business plans, eligible carryforward and carryback periods, tax-planning opportunities and other relevant considerations.  Adverse changes in the profitability and financial outlook in the U.S. and our industry may require the creation of a valuation allowance to reduce our deferred tax assets.  Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material adverse impact on our results of operations and financial condition.

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

The banking industry is heavily regulated.  Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders.  Bank SNB is subject to regulation and supervision by the OCC.    We are subject to regulation and supervision by the Board of Governors of the Federal Reserve System.  The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies, and leasing companies.

Changes in the laws, regulations, and regulatory practices affecting the banking industry may limit our ability to increase or assess fees for services provided, increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others.  Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability and financial condition.  Federal economic and monetary policy may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.

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

Among other things, the Dodd-Frank Act eliminated the prohibition of paying interest on commercial demand deposits, which may increase our funding costs, and limits the use of new trust preferred securities as regulatory capital.  In addition, the Dodd-Frank Act created the Consumer Financial Protection Bureau, whose regulations may adversely affect our business operations.  Although the Consumer Financial Protection Bureau has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the Bureau may also apply to us through the adoption of similar policies by the Federal Reserve or OCC.

Significant elements of the Dodd-Frank Act have been implemented, but implementation of other elements of the Dodd-Frank Act requires additional regulations, many of which have not yet been established.

Examination reports may include significant findings and assessments about our condition and operations that are not publicly disclosed.  Assessments by bank examiners may cause us to increase our publicly reported problem assets and potential problem loans, charge-offs, or provisions for loan losses.

Examinations by federal regulatory agencies include assessments of risk, financial health, capital adequacy, loan risk, and other factors that federal banking laws do not allow to be publicly disclosed.  The assignment of loans to credit risk categories involves judgment and the application of credit policies.  In their examinations, federal banking examiners may assign different risk categories to loans than those assigned by management. In that case, we must amend our risk categorizations to match those assigned by the bank examiners, which may result in increases in publicly reported problem and potential problem loans, charge-offs, or provisions for loan losses.

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

The overall market and the price of our common stock may continue to fluctuate as a result of a variety of factors, many of which are beyond our control.  These factors include, in addition to those described in these Risk Factors:

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

In many situations, our board of directors has the authority, without any vote of our shareholders, to issue shares of our authorized but unissued stock, including shares authorized and unissued under our 2008 Stock Based Award Plan.  In the future, we may issue additional securities, through public or private offerings, in order to raise additional capital.  Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share book value of the common stock or reduce the market price for our common stock.  In addition, option holders may exercise their options at a time when we would otherwise be able to obtain additional equity capital on more favorable terms.

The sale, or availability for sale, of a substantial number of shares of common stock in the public market could adversely affect the price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

Our ability to pay dividends is limited by law, contract, and banking agency discretion.

In January 2014, our board of directors reinstated quarterly common stock dividends with their approval of a quarterly cash dividend of $0.04 per share. This is the first time dividends on our common stock have been declared since 2009.

Our ability to pay dividends to our shareholders depends on our receipt of dividends from Bank SNB.  The amount of dividends Bank SNB may pay to us is limited by federal laws and regulations.    We also may decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business.

Our ability to pay dividends to our shareholders is further limited because the Federal Reserve has the power to prohibit payment of dividends by bank holding companies if their actions constitute unsafe or unsound practices.  The Federal Reserve has issued a policy statement on the payment of cash dividends by financial holding companies, which expresses the Federal Reserve's view that a financial holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

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

ITEM 1B.  UNRESOLVED STAFF COMMMENTS

NONE.

ITEM 2.  Properties

The locations of Southwest and its banking subsidiary are shown below:

Southwest Bancorp, Inc. Location Corporate Headquarters
608 S. Main Street P.O. Box 1988 www.oksb.com	Stillwater, Oklahoma 74076	405-742-1800

Bank SNB Locations

Corporate Headquarters 608 S. Main Street P.O. Box 1988 www.banksnb.com	Stillwater, Oklahoma 74076	405-372-2230

Drive-in Facility 308 S. Main Street P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2230

Operations Center 1624 Cimarron Plaza* P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2230

19th & Sangre Branch 1908 S. Sangre P.O. Box 1988	Stillwater, Oklahoma 74074	405-372-2230

OSU Campus Branch Bank 1102 W. Hall of Fame Avenue* P.O. Box 1988 OSU-Student Union Student Union, Room 056* P.O. Box 1988	Stillwater, Oklahoma 74076 Stillwater, Oklahoma 74076	405-372-2230 405-744-5962

Waterford Branch 6301 Waterford Boulevard Suite 101 & 102*	Oklahoma City, Oklahoma 73118	405-427-4000

South OKC Branch 8101 S. Walker Avenue Suite B OUHSC-OKC Branch 1106 N. Stonewall*	Oklahoma City, Oklahoma 73139 Oklahoma City, Oklahoma 73117	405-427-4000 405-271-3113

Edmond Branch 1440 S. Bryant Avenue*	Edmond, Oklahoma 73034	405-427-4000

Chickasha Branch 500 W. Grand Avenue	Chickasha, Oklahoma 73018	405-427-3100

Tulsa Utica Branch 1500 S. Utica Avenue P.O. Box 521500	Tulsa, Oklahoma 74152	918-523-3600

Tulsa 61st Branch 2431 E. 61st Suite 170* P.O. Box 521500	Tulsa, Oklahoma 74152	918-523-3600
Tilden Branch 205 Elm Street P.O. Box 299	Tilden, Texas 78072	361-274-3391

Frisco Branch 5300 Town and Country Boulevard Suite 100*	Frisco, Texas 75034	972-624-2900

Preston Center Branch 5950 Berkshire Lane Suite 350*	Dallas, Texas 75225	972-624-2900

Austin Branch 3900 N. Capital of Texas HWY Suite 100*	Austin, Texas 78746	512-314-6700

Medical Hill Branch 9324 Huebner Road	San Antonio, Texas 78240	210-442-6100

Anthony

203 W. Main Street

P.O. Box 484

Harper

1002 Central Street*

P.O. Box 7

hutchinson

100 East 30th Avenue

P.O. Box 1707

524 N. Main Street                                            South Hutchinson, Kansas 67505

P.O. Box 1707

Overland Park

14435 Metcalf Avenue

Wichita - East

8415 E. 21st Street North

Suite 150*

Wichita - West

10111 W. 21st Street North

Anthony, Kansas 67003 Harper, Kansas 67058 Hutchinson, Kansas 67502 South Hutchinson, Kansas 67505 P.O. Box 1707 Overland Park, Kansas 66223 Wichita, Kansas 67206 Wichita, Kansas 67205	620-842-1000 620-896-1035 620-728-3000 620-728-3000 913-906-4444 316-315-1600 316-315-1600
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
Computershare Investor Services, LLC
2 North LaSalle St.
Chicago, IL 60602

Recent Stock Prices, Dividends, and Equity Compensation Plan Information

Our board of directors decides whether or not to pay dividends on common stock, and the amount of any such dividends, each quarter.  In making its decisions on dividends, the board of directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.  Our ability to pay dividends depends upon regulatory approval and cash resources, which include dividend payments from our banking subsidiary.  For information regarding the ability of Bank SNB to pay dividends to us and the restrictions on bank dividends under federal banking laws, see “Note 14 Capital Requirements & Regulatory Matters” in the Notes to the Consolidated Financial Statements, “Certain Regulatory Matters” on page 45 of this report, and “Risk Factors” on page 12 of this report.

As shown on the table below, common shareholders received no cash dividends in 2013 or 2012.   In January 2014, our board of directors reinstated quarterly common stock dividends with their approval of a quarterly cash dividend of $0.04 per share.

In July 2012, we made payments of deferred and arrears interest and dividends on our Series B Preferred Securities issued under the U.S. Treasury Department’s Capital Purchase Program that were deferred since August 1, 2011.  Further, in August 2012, we announced our repurchase of all $70 million of our Series B Preferred Securities.  See further discussion at “Note 12 Shareholders’ Equity” in the Notes to the Consolidated Financial Statements.

As of March 3, 2014, there were approximately 400 holders of record of our common stock.  The following table sets forth the common stock dividends declared for each quarter during 2013 and 2012, and the range of high and low closing trade prices for the common stock for those periods.

	2013			2012
			Dividend			Dividend
	High	Low	Declared	High	Low	Declared
For the Quarter Ending:
March 31	$13.48	$11.41	$-	$9.50	$5.95	$-
June 30	14.22	11.82	-	9.81	8.02	-
September 30	16.18	13.36	-	11.45	9.07	-
December 31	17.21	14.11	-	11.47	9.57	-

Stock Performance

The following table compares the cumulative total return on a hypothetical investment of $100 in our common stock at the closing price on December 31, 2008 through December 31, 2013, with the hypothetical cumulative total return on the NASDAQ Stock Market Index (U.S. Companies) and the NASDAQ Bank Index for the comparable period.

	Period ending
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Southwest Bancorp, Inc.	100.00	54.21	96.87	46.56	87.49	124.37
NASDAQ Bank Index	100.00	83.70	95.55	85.52	101.50	143.84
NASDAQ Total U.S.	100.00	145.36	171.74	170.38	200.63	281.22

Equity Compensation Plan Information

The following table presents disclosure regarding equity compensation plans in existence at December 31, 2013, consisting of the 2008 stock based award plan, which was approved by our shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Plan approved by shareholders	0	N/A	449,554
Total	0	N/A	449,554

ITEM 6.  Selected Financial Data

The following table presents our selected consolidated financial data for each of the five years in the period ended December 31, 2013.  The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements, including the accompanying Notes to the Consolidated Financial Statements, presented elsewhere in this report.

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009
Operations Data
Interest income	$73,914	$93,171	$120,745	$142,807	$150,399
Interest expense	11,264	16,608	24,413	35,476	51,708
Net interest income	62,650	76,563	96,332	107,331	98,691
Provision for loan losses (1)	(7,209)	3,107	132,101	35,560	39,176
Gain on sales of loans and securities, net	2,649	3,133	1,658	2,736	5,888
Noninterest income (2)	10,994	12,803	12,360	15,828	16,048
Noninterest expense (1) (3)	55,311	63,322	90,201	69,230	60,858
Income (loss) before taxes	28,191	26,070	(111,952)	21,105	20,593
Taxes on income	10,756	9,883	(43,657)	9,738	7,611
Net income (loss)	$17,435	$16,187	$(68,295)	$11,367	$12,982

Net income (loss) available
to common shareholders	$17,435	$12,446	$(72,548)	$7,180	$8,837

Dividends
Preferred stock - declared and paid (4)	$-	$4,405	$1,750	$3,500	$3,500
Preferred stock - in arrears	-	-	1,772	-	-
Common stock	-	-	-	-	1,398
Ratio of total dividends to net income (loss)	-%	13.56%	(5.16)%	30.79%	37.73%
Per Common Share Data
Basic earnings	$0.89	$0.64	$(3.73)	$0.40	$0.60
Diluted earnings	0.89	0.64	(3.73)	0.40	0.60
Cash dividends	-	-	-	-	0.10
Book value (5)	13.13	12.60	11.99	15.68	16.46
Weighted average common shares outstanding:
Basic, net of unvested restricted stock	19,516,776	19,374,098	19,414,231	17,848,610	14,625,847
Diluted, net of unvested restricted stock	19,604,245	19,416,090	19,433,883	17,894,011	14,689,448
Financial Condition Data (5)
Investment securities	$394,199	$377,112	$275,352	$262,525	$244,373
Noncovered portfolio loans (6)	1,251,416	1,321,346	1,687,178	2,331,293	2,539,294
Loans held for sale (6)	3,060	31,682	38,695	35,194	43,134
Total noncovered loans (6) (7)	1,254,476	1,353,028	1,725,873	2,366,487	2,582,428
Covered portfolio loans (8)	16,427	25,707	37,615	53,628	85,405
Interest-earning assets	1,925,019	2,007,412	2,248,936	2,723,658	2,996,849
Total assets	1,981,423	2,122,255	2,377,276	2,814,944	3,108,291
Interest-bearing deposits	1,139,290	1,285,570	1,520,397	1,875,546	2,267,901
Total deposits	1,584,086	1,709,578	1,921,382	2,252,728	2,592,730
Other borrowings	80,632	70,362	56,479	94,602	103,022
Subordinated debentures	46,393	81,963	81,963	81,963	81,963
Total shareholders' equity (9)	259,187	246,056	301,589	372,215	309,778
Common shareholders' equity	259,187	246,056	233,134	304,491	242,741
Financial Ratios
Return on average assets	0.86%	0.72%	(2.54)%	0.38%	0.43%
Return on average total shareholders' equity	6.90	5.71	(18.33)	3.16	4.20
Return on average common equity	6.90	5.14	(23.83)	2.46	3.65
Net interest margin	3.19	3.64	3.74	3.67	3.38
Efficiency ratio (10)	72.50	68.46	81.74	54.99	50.45
Average assets per employee (11)	$5,048	$5,317	$6,185	$6,942	$6,411

Selected Financial Data (Continued)

	At December 31,
(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009
Asset Quality
Net loan charge-offs (5)	$2,846	$1,073	$152,646	$32,744	$16,536
Net loan charge-offs to average portfolio loans	0.22%	0.07%	7.01%	1.29%	0.63%
Noncovered:
Allowance for loan losses (5)	$36,607	$46,494	$44,233	$65,229	$62,413
Allowance for loan losses to portfolio loans	2.93%	3.52%	2.62%	2.80%	2.46%
Nonperforming loans (5) (12)	$18,613	$38,394	$13,549	$107,083	$106,197
Nonperforming loans to portfolio loans	1.49%	2.91%	0.80%	4.59%	4.18%
Allowance for loan losses to nonperforming loans	196.67	121.10	326.47	60.91	58.77
Nonperforming assets (5) (13)	$19,173	$49,709	$33,393	$144,805	$124,629
Nonperforming assets to portfolio loans and
other real estate	1.53%	3.73%	1.96%	6.11%	4.87%
Covered:
Allowance for loan losses (5)	$56	$224	$451	$-	$-
Allowance for loan losses to portfolio loans	0.34%	0.87%	1.20%	-%	-%
Nonperforming loans (5) (8) (12)	$1,259	$3,595	$7,128	$10,806	$13,458
Nonperforming loans to portfolio loans (8)	7.66%	13.98%	18.95%	20.15%	15.76%
Nonperforming assets (5) (8) (12)	$3,353	$7,238	$11,657	$14,993	$18,206
Nonperforming assets to portfolio loans and
other real estate	18.10%	24.66%	27.66%	25.93%	20.19%
Capital Ratios
Average shareholders' equity to average assets
Total	12.45%	12.64%	13.84%	11.99%	10.34%
Common	12.45	10.80	11.31	9.74	8.11
Tier I capital to risk-weighted assets (5) (14)	20.28	20.28	19.51	17.78	13.28
Total capital to risk-weighted assets (5) (14)	21.59	21.56	20.78	19.06	14.55
Leverage ratio (14)	14.86	15.01	14.50	15.55	12.42

 (1)  Provision for loan losses includes $74.9 million and noninterest expense includes $23.6 million from the sales of loans and other real estate transactions that occurred in December 2011.

(2)  Noninterest income in 2009 includes $3.3 million resulting from the gain on acquisition related to the FDIC-assisted acquisition.

(3)  Noninterest expense for 2010 includes the $5.6 goodwill impairment on the Kansas segment.

(4)  Preferred stock - declared and paid includes a one-time non-cash equity charge of $1.2 million for 2012 to reflect the accelerated accretion of the remaining discount on the Series B Preferred securities repurchased in August of 2012.  Please see “Note 12 Shareholders’ Equity” in the Notes to the Consolidated Financial Statements.

(5)  At period end.

(6)  Net of unearned discounts but before deduction of allowance for loan losses.

(7)  Total loans include loans held for sale.

(8)  These loans are covered by the FDIC loss share agreements, including the amount of expected reimbursements from the FDIC, and are shown net of unearned discounts.  Please see “Note 3 Loans and Allowance for Loan Losses” in the Notes to the Consolidated Financial Statements.

(9)  Reflects the repurchase of preferred securities in 2012, issuance of common stock through an offering in 2010.  Please see “Capital Resources” on page 43 and “Note 12 Shareholders’ Equity” in the Notes to the Consolidated Financial Statements.

(10)  The efficiency ratio = noninterest expenses / (net interest income + total noninterest income) as shown on the Consolidated Statements of Operations.

(11)  Ratio = average assets for year divided by the number of full-time equivalent employees at year-end.

(12)  Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more, and restructured loans not performing in accordance with restructured terms.

(13)  Nonperforming assets consist of nonperforming loans and other real estate.

(14)  2010 reflects the effects of capital raised through the public common stock offering.  Please see “Note 12 Shareholders’ Equity” and “Note 14 Capital Requirements and Regulatory Matters” in the Notes to the Consolidated Financial Statements.

(1)

	For the Quarter Ended
(Dollars in thousands, except per share data)	12-31-13	09-30-13	06-30-13	03-31-13
Operations Data
Interest income	$18,578	$18,135	$18,264	$18,937
Interest expense	1,941	2,862	3,130	3,331
Net interest income	16,637	15,273	15,134	15,606
Provision for loan losses	(6,502)	(329)	(876)	498
Gain on sales of securities and loans	385	619	831	814
Noninterest income	2,683	2,928	2,660	2,723
Noninterest expenses	15,065	13,019	12,839	14,388
Income before taxes	11,142	6,130	6,662	4,257
Taxes on income	4,310	2,330	2,248	1,868
Net income	$6,832	$3,800	$4,414	$2,389
Net income available to common shareholders	$6,832	$3,800	$4,414	$2,389
Per Share Data
Basic earnings per common share	$0.35	$0.19	$0.22	$0.12
Diluted earnings per common share	0.35	0.19	0.22	0.12
Weighted average common shares outstanding
Basic	19,517,264	19,492,171	19,492,020	19,451,490
Diluted	19,517,264	19,492,171	19,492,020	19,451,490

(2)

	For the Quarter Ended
(Dollars in thousands, except per share data)	12-31-12	09-30-12	06-30-12	03-31-12
Operations Data
Interest income	$21,008	$22,616	$24,040	$25,507
Interest expense	3,723	3,934	4,293	4,658
Net interest income	17,285	18,682	19,747	20,849
Provision for loan losses	3,085	(1,726)	32	1,716
Gain on sales of securities and loans	1,712	1,106	617	535
Noninterest income	3,159	2,844	2,984	2,979
Noninterest expenses	17,653	14,591	16,769	14,309
Income before taxes	1,418	9,767	6,547	8,338
Taxes on income	446	3,880	2,430	3,127
Net income	$972	$5,887	$4,117	$5,211
Net income available to common shareholders	$972	$4,344	$3,011	$4,119
Per Share Data
Basic earnings per common share	$0.05	$0.22	$0.15	$0.21
Diluted earnings per common share	0.05	0.22	0.15	0.21
Weighted average common shares outstanding
Basic	19,397,573	19,447,952	19,446,086	19,444,698
Diluted	19,397,573	19,447,952	19,446,086	19,444,698

item 7.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The purpose of this discussion and analysis is to provide an understanding of our financial results and condition through the eyes of management for the year ended December 31, 2013. This report should be read in conjunction with our Consolidated Financial Statements including the notes thereto, and the other financial information appearing elsewhere in this report.

Executive Summary

We are a financial holding company for Bank SNB, National Association, which has been providing banking services since 1894. Through Bank SNB, we have twenty-three full-service banking offices primarily located along the heavily populated areas on the I-35 corridor through Texas, Oklahoma, and Kansas.  We focus on providing customers with exceptional service and meeting all of their banking needs by offering a wide variety of commercial and consumer banking services, including commercial and consumer lending, deposit and investment services, specialized cash management, and other financial services and products.

Our business operations are conducted through five operating segments that include Oklahoma Banking, Texas Banking, Kansas Banking, Mortgage Banking, and Other Operations.

Business Strategy

Our bank has and will continue to position itself for future growth. We seek to produce consistent and sustainable revenue growth by enhancing, clarifying, and expanding our geographic markets and increasing and diversifying our revenue base. This consists of, but is not limited to: building out existing markets with robust and profitable growth potential; expanding our professional team; identifying, targeting, and acquiring earning assets under appropriate risk guidelines; and continuing to source, evaluate, and execute acquisitions.

We also seek to provide customers with exceptional service while, at the same time, improving operating efficiency. Over many years, we have refined our approach to customer service by listening to our customers’ needs and desires.  We actively seek to make the customer experience consistent over time and across all of our locations.  We improve operating efficiency by focusing on internal policy, process and procedure, along with technology, with the goal of continuous improvement while providing an exceptional experience to our clients.  We build close relationships with businesses and their principals, business professionals and individuals by providing personalized financial solutions that gives them more control over their financial futures. We also apply a philosophy of continuous improvement to internal and external information reporting to improve our decision making processes and product delivery.

Another major component of our strategy is to be an employer of choice in our markets. We aim to employ talented and devoted people who embrace our vision and feel invested in our success.  As of December 31, 2013, we employed 402 people on a full-time equivalent basis, including executive officers, loan and other banking officers, branch personnel, and others.

Industry Focus

Our area of expertise focuses on the special financial needs of healthcare and health professionals, commercial real estate borrowers, businesses and their managers and owners, commercial lending, and energy banking. The healthcare and real estate industries make up the majority of our loan and deposit portfolio.

Our tactical focus on healthcare lending was established in 1974. We provide credit and other services, such as deposits, cash management, and document imaging for physicians and other healthcare practitioners to start or develop their practices and finance the development and purchase of medical offices, clinics, surgical care centers, hospitals, and similar facilities. As of December 31, 2013, approximately $417.4 million, or 33%, of our non-covered loans were loans to individuals and businesses in the healthcare industry.  We conduct regular market reviews of current and potential healthcare lending business and make determinations with respect to the appropriate concentrations within healthcare based upon economic and regulatory conditions.

As of December 31, 2013, approximately 60% of our loan portfolio was concentrated in commercial real estate. We expect that the real estate recovery should continue to improve in 2014 as the market has progressed further through the economic and real estate cycles. Job growth, solid corporate profits, and recovery in the housing market are all positives for the real estate industry. Conversely, high unemployment rate, uncertainty over government regulation and fiscal policy, and a concern about the rising cost of debt capital are all industry risk factors.

Economic Overview

The United States economy continued to indicate a steady upward trend, despite the relatively slow pace of overall growth in 2013.  Growth is expected to accelerate in 2014, driven by an increase in consumption, further investment growth, a resilient housing market, and abating uncertainty.  Of equal importance, the economy suggests tepid inflationary pressures and less urgency for the Federal Reserve to hike interest rates despite improving growth.  With subdued indications of inflation, the U.S. government has provided accommodative economic policy to support progression in the economy and further reduction in the unemployment rate.  National unemployment rates have improved from 7.8% in December of 2012 to 7.0% in December of 2013, but are still above targeted rates.  For 2013, job growth was steady but modest.  Long-term and short-term interest rates remained low throughout the year, albeit with bouts of volatility, and are likely to rise in 2014.

The banking environment is changing rapidly.  Industry consolidation is occurring due to factors such as increased regulatory pressure, declining margins, limited revenue growth, and larger capital requirements.  Loan demand across the United States has been advancing slowly for several years, but is expected to grow above 5% in 2014.  Deposits had been growing over the last several years but abated during 2013 due to large liquidity holders not getting the yield they were seeking at banks.  Also, the low interest rate environment has forced declining margins in the banking system.  Mortgage operations boosted many bank’s non-interest income numbers over the last several years, but the growth may taper as the mortgage business has seen lower re-financing numbers and the threat of higher rates in the future could impact earnings negatively.  Credit quality improved across all sectors causing banks to release reserves, thus pushing earnings up during 2013.

Significant Developments

In 2013, we took several positive steps to restructure our balance sheet.  On May 29, 2013, we repurchased the warrant issued to the United States Department of the Treasury (the “Treasury”) as part of the TARP Capital Purchase Program (the “CPP”) for a purchase price of $2.3 million.  The warrant provided the Treasury the right to purchase up to 703,753 shares of our common stock at a price of $14.92 per share.  The repurchase of the warrant completes our repurchase of all securities issued to the Treasury in connection with the CPP.  In August 2012, we repurchased all of the 70,000 outstanding shares of our Fixed Rate Cumulative Perpetual Preferred Stock issued to the Treasury under the CPP.

Further restructuring of the balance sheet occurred on September 15, 2013, as we redeemed all of the 10.5% trust preferred securities of our subsidiary Southwest Capital Trust II (the “OKSBP Trust Preferred”) pursuant to the optional redemption provisions provided in the documents governing the OKSBP Trust Preferred.  The OKSBP Trust Preferred, par value of $34.5 million with a coupon of 10.5%, were redeemed at the liquidation amount of $25 per trust preferred security plus accrued and unpaid distributions to the redemption date of September 15, 2013.  We also redeemed $1.07 million in common securities issued by Southwest Capital Trust II and related to the OKSBP Trust Preferred.  Following the redemption, our capital levels remain well in excess of the regulatory minimum for well capitalized status.  The redemption was funded with cash on hand.

Effective as of the close of business on November 15, 2013, we merged our wholly-owned subsidiary Bank of Kansas with and into our wholly-owned subsidiary Stillwater National.  The consolidated bank was renamed and does business in all markets under the new name, Bank SNB.  The consolidation and new name unified our brand as one bank to better serve our clients and prepares us for growth in the future.

Results of Operations

Net income (loss) available to common shareholders totaled $17.4 million, or $0.89  diluted per common share, in 2013 compared to $12.4 million, or $0.64 diluted per common share, in 2012 and ($72.5) million, or ($3.73)  diluted per common share, in 2011.

The following table presents components of consolidated net income and selected ratios for the years 2013, 2012, and 2011 and the annual changes between those years.

		2013 Change		2012 Change
(Dollars in thousands,	2013	From 2012	2012	From 2011	2011
except per share data)
Operations Data
Interest income	$73,914	$(19,257)	$93,171	$(27,574)	$120,745
Interest expense	11,264	(5,344)	16,608	(7,805)	24,413
Net interest income	62,650	(13,913)	76,563	(19,769)	96,332
Provision for loan losses	(7,209)	(10,316)	3,107	(128,994)	132,101
Noninterest income	13,643	(2,293)	15,936	1,918	14,018
Noninterest expense	55,311	(8,011)	63,322	(26,879)	90,201
Income (loss) before taxes	28,191	2,121	26,070	138,022	(111,952)
Taxes on income	10,756	873	9,883	53,540	(43,657)
Net income (loss)	$17,435	$1,248	$16,187	$84,482	$(68,295)
Net income (loss) available
to common shareholders	$17,435	$4,989	$12,446	$84,994	$(72,548)

Per Common Share Data
Basic earnings	$0.89	$0.25	$0.64	$4.37	$(3.73)
Diluted earnings	0.89	0.25	0.64	4.37	(3.73)
Financial Condition Data
- Averages
Investment securities	$377,460	$27,439	$350,021	$86,015	$264,006
Total loans	1,315,001	(252,317)	1,567,318	(646,589)	2,213,907
Interest-earning assets	1,965,401	(139,416)	2,104,817	(469,849)	2,574,666
Total assets	2,029,266	(214,480)	2,243,746	(446,739)	2,690,485
Interest-bearing deposits	1,200,094	(174,892)	1,374,986	(364,540)	1,739,526
Total deposits	1,620,441	(150,636)	1,771,077	(346,229)	2,117,306
Other borrowings	74,115	12,293	61,822	(22,916)	84,738
Subordinated debentures	71,243	(10,720)	81,963	-	81,963
Total shareholders' equity	252,542	(30,974)	283,516	(88,971)	372,487
Selected Ratios
Return on average assets	0.86%	0.14%	0.72%	3.26%	(2.54)%
Return on average total
shareholders' equity	6.90	1.19	5.71	24.04	(18.33)
Return on average common equity	6.90	1.77	5.14	28.97	(23.83)
Net interest margin	3.19	(0.45)	3.64	(0.10)	3.74

Net income available to common shareholders for 2013 increased $5.0 million compared to 2012.  The increase was primarily the result of a $10.3 million decrease in provision for loan losses and an $8.0 million decrease in noninterest expense, both due to the resolution of nonperforming loans, potential problem loans, and other real estate during the year.  This increase was offset in part by a $2.3 million decrease in noninterest income and a $13.9 million decrease in net interest income primarily due to lower loan volume.

Net income available to common shareholders for 2012 increased $85.0 million compared to 2011.  The increase was primarily the result of a $129.0 million decrease in provision for loan losses and a $26.9 million decrease in noninterest expense, both due to the sale of nonperforming loans, potential problem loans, and other real estate during the fourth quarter of 2011.  This increase was offset in part by a $1.9 million increase in noninterest income and a $19.8 million decrease in net interest income primarily due to lower loan volume.

Details of the changes in various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets.  Net interest income is our largest source of revenue representing 82% of total revenue in 2013.  Net interest margin is net interest income as a percentage of average earning assets for the period.  Net interest income and net interest margin increase or decrease as a result of changes in the levels of interest rates, the volume and the mix of earning assets and interest-bearing liabilities, and the percentage of interest-earning assets funded by noninterest-bearing funding sources.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions.  Our loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit, has been at 3.25% since 2008.  Our loan portfolio is also affected, to a lesser extent, by changes in the London Interbank Offered Rate (“LIBOR”).  At December 31, 2013, the one-month and three-month U.S. dollar LIBOR rates were 0.17% and 0.25%, respectively, while at December 31, 2012 these rates were 0.21% and 0.31%, respectively, and at December 31, 2011 these rates were 0.30% and 0.58%, respectively.

The intended federal fund rate, which is the cost of immediately available overnight funds, fluctuates in a similar manner to the prime interest rate.  It has been at or below 0.25% since 2008.

Net interest income for 2013 was $62.7 million, a decrease of $13.9 million, or 18%, from the $76.6 million earned in 2012.  Net interest margin was 3.19% for the year ended December 31, 2013, a decrease of 45 basis points from 2012.    Net interest income for 2012 was $76.6 million, a decrease of $19.8 million, or 21%, from the $96.3 million earned in 2011.  Net interest margin was 3.64% for the year ended December 31, 2012, a decrease of ten basis points from 2011.  The decline in net interest income for 2013 and 2012 was due to the decrease in interest earning assets, primarily loans, and the continued repricing of existing loans and deposits as interest rates remain at historical lows.  The yield on noncovered loans decreased to 4.99% for 2013 from 5.36% for 2012 primarily as a result of the reduction in the loan portfolio offset in part by a decrease in nonaccrual loans.

Interest rate spread, which represents the difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities, was 2.92% for 2013, compared to 3.34% for 2012, and 3.41% for 2011.

We have seen growth in noninterest-bearing deposit accounts, which are a core funding source with our interest-bearing deposits and other borrowings.  The average balance of noninterest-bearing deposit accounts increased to $420.3 million in 2013 from $396.1 million in 2012 and $377.8 million in 2011.

For further analysis of asset sensitivity please see tables showing the effects of changes in interest rates and changes in volume of interest related assets and liabilities on page  30 of this report and the discussion of Quantitative and Qualitative Disclosures about Market Risk on page 46 of this report.

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

Consolidated Average Balances, Yields and Rates

	For the twelve months ended December 31,
	2013			2012			2011
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Noncovered loans (1) (2)	$1,293,596	$64,555	4.99%	$1,536,494	$82,288	5.36%	$2,168,458	$109,839	5.07%
Covered loans (1)	21,405	1,607	7.51	30,824	2,314	7.51	45,449	3,384	7.45
Investment securities (2)	377,460	6,655	1.76	350,021	7,814	2.23	264,006	6,973	2.64
Other interest-earning assets	272,940	1,097	0.40	187,478	755	0.40	96,753	549	0.57
Total interest-earning assets	1,965,401	73,914	3.76	2,104,817	93,171	4.43	2,574,666	120,745	4.69
Other assets	63,865			138,929			115,819
Total assets	$2,029,266			$2,243,746			$2,690,485

Liabilities and shareholders' equity
Interest-bearing demand deposits	$122,106	$148	0.12%	$114,974	$219	0.19%	$108,808	$382	0.35%
Money market accounts	420,767	790	0.19	381,292	1,077	0.28	483,373	2,154	0.45
Savings accounts	39,397	44	0.11	35,741	53	0.15	29,862	49	0.16
Time deposits	617,824	4,577	0.74	842,979	8,354	0.99	1,117,483	14,208	1.27
Total interest-bearing deposits	1,200,094	5,559	0.46	1,374,986	9,703	0.71	1,739,526	16,793	0.97
Other borrowings	74,115	892	1.20	61,822	895	1.45	84,738	1,799	2.12
Subordinated debentures	71,243	4,813	6.76	81,963	6,010	7.33	81,963	5,821	7.10
Total interest-bearing liabilities	1,345,452	11,264	0.84	1,518,771	16,608	1.09	1,906,227	24,413	1.28
Noninterest-bearing demand deposits	420,347			396,091			377,780
Other liabilities	10,925			45,368			33,991
Shareholders' equity	252,542			283,516			372,487
Total liabilities and shareholders' equity	$2,029,266			$2,243,746			$2,690,485

Net interest income and interest rate spread		$62,650	2.92%		$76,563	3.34%		$96,332	3.41%
Net interest margin (3)			3.19%			3.64%			3.74%
Ratio of average interest-earning assets
to average interest-bearing liabilities	146.08%			138.59%			135.07%

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

Effect of Volume and Rate Changes on Net Interest Income

(Dollars in thousands)	2013 vs. 2012			2012 vs. 2011
	Increase	Due to Change		Increase	Due to Change
	Or	In Average:		Or	In Average:
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest earned on:
Noncovered loans receivable (1)	$(17,733)	$(12,389)	$(5,344)	$(27,551)	$(33,544)	$5,993
Covered loans receivable	(707)	(707)	-	(1,070)	(1,098)	28
Investment securities	(1,159)	578	(1,737)	842	2,033	(1,192)
Other interest-earning assets	342	343	(1)	205	401	(195)
Total interest income	(19,257)	(12,175)	(7,082)	(27,574)	(21,089)	(6,485)

Interest paid on:
Interest-bearing demand	(71)	13	(84)	(163)	21	(184)
Money market accounts	(287)	103	(390)	(1,077)	(394)	(683)
Savings accounts	(9)	5	(14)	4	9	(5)
Time deposits	(3,777)	(1,956)	(1,821)	(5,854)	(3,103)	(2,751)
Other borrowings	(3)	162	(165)	(904)	(415)	(489)
Subordinated debentures	(1,197)	(747)	(450)	189	-	189
Total interest expense	(5,344)	(2,421)	(2,923)	(7,805)	(4,540)	(3,265)

Net interest income	$(13,913)	$(9,754)	$(4,159)	$(19,769)	$(16,549)	$(3,220)

(1) Average balances included nonaccrual loans. Fees included in interest income on loans receivable are not considered material. Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis, because it is not considered material.

Provision for Loan Losses

The provision for loan losses is the amount that, based on our judgment, is required to maintain the allowance for loan losses at an appropriate level based upon the inherent risks in the loan portfolio.  The amount of the loan loss provision for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs for the period.

Net charge-offs were $2.8 million for the year ended December 31, 2013, $1.1 million for the year ended December 31, 2012, and $152.6 million for the year ended December 31, 2011.  Included in 2011 net charge-offs was $88.6 million resulting from the fourth quarter 2011 sale of nonperforming assets.  The provisions for loan losses was a credit of ($7.2) million for the year ended December 31, 2013, $3.1 million for the year ended December 31, 2012, and $132.1 million for the year ended December 31, 2011.  Included in the 2011 provision for loan losses was $74.9 million resulting from the fourth quarter 2011 sale of nonperforming assets.

See the section captioned “Allowance for Loan Losses” on page 40 of this report for further analysis of the provision for loss losses.

Noninterest Income

Noninterest income was $13.6 million for 2013, a decrease of $2.3 million, or 14%, from 2012.  Noninterest income was $15.9 million for 2012, an increase of $1.9 million, or 14%, when compared with 2011.

		2013 Change		2012 Change
(Dollars in thousands)	2013	From 2012	2012	From 2011	2011
Service charges and fees	$10,491	$(1,068)	$11,559	$(516)	$12,075
Other noninterest income	503	96	407	122	285
Gain on sales of loans	2,649	(484)	3,133	1,475	1,658
Gain on sales/calls of investment securities	-	(837)	837	837	-
Total noninterest income	$13,643	$(2,293)	$15,936	$1,918	$14,018

Service charges and fees – Service charges and fees decreased $1.1 million, or 9%, in 2013 as a result of decreased brokerage fees.    Service charges and fees decreased $0.5 million, or 4%, in 2012 as a result of decreased overdraft charge and the decrease in the fair market value of mortgage servicing rights.

Other noninterest income – Other noninterest income includes rent income and other miscellaneous income items.

Gain on sales of loans – Gain on sales of loans includes the net gains recognized from the sale of mortgage loans that are classified as held for sale.  For 2013,  the decrease relates to a decrease in mortgage lending activity during the year.  For 2012, the increase relates to our increased mortgage lending activity during the year.

Gain on sales/calls of investment securities – In 2013, sales of investment securities netted to no gains on sales or calls of investment securities.  The 2012 gain on sales or calls of investment securities was primarily the result of a single security held at cost.  There were no investment securities sold or called in 2011.

Noninterest Expense

Noninterest expense was $55.3 million for 2013, a decrease of $8.0 million, or 13%, from 2012.  Noninterest expense was $63.3 million for 2012, a decrease of $26.9 million, or 30%, from 2011.

		2013 Change		2012 Change
(Dollars in thousands)	2013	From 2012	2012	From 2011	2011
Salaries and employee benefits	$31,877	$1,958	$29,919	$39	$29,880
Occupancy	10,779	198	10,581	(234)	10,815
FDIC and other insurance	1,764	(767)	2,531	(1,331)	3,862
Other real estate, net	(1,098)	(7,663)	6,565	(24,287)	30,852
General and administrative	11,989	(1,737)	13,726	(1,066)	14,792
Total noninterest expense	$55,311	$(8,011)	$63,322	$(26,879)	$90,201

Salaries and employee benefits – Salaries and employee benefits increased $2.0 million, or 7% for 2013 primarily due to an increase in employee benefits costs and incentives.  Salaries and employee benefits remained flat for 2012.  The number of full-time equivalent employees decreased from 422 at the beginning of the year to 402 as of December 31, 2013.  As of December 31, 2012 the number of full-time equivalent employees had decreased to 422 from 435 at the beginning of that year.

Occupancy – Occupancy expense increased $0.2 million, or 2%, in 2013 primarily due to increased data processing expense and increased building rental expense.  Occupancy expense decreased $0.2 million, or 2%, in 2012 primarily due to decreased depreciation expense and decreased building rental expense.

FDIC and other insurance –  Bank SNB pays deposit insurance premiums to the FDIC based on assessment rates.  In 2013, the decrease of $0.8 million, or 30%, from prior year is primarily the result of the decrease in assets, which is the basis for the premium calculation, and the decrease in the assessment rates.  In 2012, the decrease of $1.3 million, or 34%, from prior year is primarily the result of the decrease in assets, which is the basis for the premium calculation, and a decrease in the assessment rates. This decrease in the FDIC assessment rates reflects improvement in asset quality for both 2013 and 2012.

Other real estate, net – The $7.7 million decrease in other real estate expense for 2013  is primarily due to the decreased write downs and net gains on sales.  The $24.3 million decrease in other real estate expense for 2012 is primarily due to the 2011 fourth quarter sales.  Other real estate was $2.7 million at December 31, 2013, $15.0 million at December 31, 2012, and $24.4 million at December 31, 2011.  The 2011 other real estate expense includes $23.6 million resulting from the fourth quarter 2011 sale of nonperforming assets.

General and administrative – Other general and administrative expenses decreased $1.7 million, or 13%, in 2013 due to lower consulting fees and legal fees, partially offset by charter consolidation and rebranding expenses.  Other general and administrative expenses decreased $1.1 million, or 7%,  in 2012 due to lower collections costs and legal fees, partially offset by the prior year settlement of Oklahoma state tax claims for less than the amount accrued.

Operating Segments

	For the Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Oklahoma banking	$8,754	$9,808	$(7,748)
Texas banking	10,615	5,484	(58,190)
Kansas banking	646	660	(6,912)
Mortgage banking	579	1,062	374
Other operations	(3,159)	(827)	4,181
Consolidated net income (loss)	$17,435	$16,187	$(68,295)

Oklahoma banking	$681,991	$652,121	$858,212
Texas banking	366,697	520,481	653,199
Kansas banking	198,992	174,451	213,382
Mortgage banking	23,215	31,682	38,695
Other operations	8	-	-
Consolidated total loans	$1,270,903	$1,378,735	$1,763,488

Oklahoma banking	$686,736	$664,607	$888,839
Texas banking	361,058	515,675	653,146
Kansas banking	203,631	178,291	219,481
Mortgage banking	26,162	34,304	40,876
Other operations	703,836	729,378	574,934
Consolidated total assets	$1,981,423	$2,122,255	$2,377,276

Oklahoma banking	$1,113,715	$1,254,348	$1,406,361
Texas banking	207,227	166,919	156,101
Kansas banking	247,884	270,368	276,757
Mortgage banking	1,895	2,420	1,430
Other operations	13,365	15,523	80,733
Consolidated total deposits	$1,584,086	$1,709,578	$1,921,382

We have five reportable operating segments:  Oklahoma Banking, Texas Banking, Kansas Banking, Mortgage Banking, and Other Operations.  Prior to 2013, the Mortgage Banking segment included all loans available for sale in the secondary market.  These business segments were identified through the products and services that are offered within each segment and the geographic area they serve.

Effective January 1, 2013, portfolio loans are allocated based upon the geographic location of the relationship manager.

The contribution of the Oklahoma Banking segment decreased $1.1 million in 2013 as a result of an $3.2 million decrease in net interest income and a $0.8 million decrease in noninterest income, offset in part by a $1.4 million decrease in noninterest expense, a $0.9 million decrease in the provision for loan losses and a $0.6 million decrease in income tax expense.  The contribution of the Oklahoma Banking segment increased $17.6  million in 2012 as a result of a  $26.6 million decrease in the provision for loan losses and a $7.0 million decrease in noninterest expense, offset in part by a $10.9 million increase in income tax expense and a $5.1 million decrease in net interest income.

The contribution of the Texas Banking segment increased $5.1 million in 2013 as a result of a $11.8 million decrease in the provision for loan losses and a $3.4 million decrease in noninterest expense, offset in part by a $6.2 million decrease in net interest income, a $3.2 million increase in income tax expense, and a $0.5 million decrease in noninterest income.  The contribution of the Texas Banking segment increased $63.7 million in 2012 as a result of a $93.0 million decrease in the provision for loan losses and a $15.9 million decrease in noninterest expense, offset in part by a $40.5 million increase in income tax expense and a $4.6 million decrease in net interest income.

The contribution of the Kansas Banking segment remained flat in 2013, primarily as a result of a $2.3 million increase in the provision for loan losses and a $0.5 million decrease in noninterest income, offset in part by a $1.9 million decrease in noninterest expense and a $0.9 million increase in net interest income.  The contribution of the Kansas Banking segment increased $7.6 million in 2012, primarily as a result of a $9.4 million decrease in the provision for loan losses and a $5.4 million decrease in noninterest expense, offset in part by a $4.8 million increase in income tax expense and a $2.7 million decrease in net interest income.

At December 31, 2013, our eleven Oklahoma offices accounted for $682.0 million in loans, or 54% of total portfolio loans, our five Texas offices accounted for $366.7 million in loans, or 29% of total portfolio loans, and our seven Kansas offices accounted for $199.0 million in loans, or 16% of total portfolio loans.

The Mortgage Banking segment contributed net income of $0.6 million and $1.1 million in 2013 and 2012, respectively.  The decrease is primarily a result of decreased noninterest income from the sales of loans held for sale.

For 2013 and 2012, the Other Operations segment, which includes our funds management unit and corporate investments, incurred a loss of $3.2 million and $0.8 million, respectively.  The decrease is primarily a result of decreased net interest income. The value of funds provided and cost of funds borrowed from the funds management unit by the operating segments are internally priced at rates that approximate market rates for funds with similar duration.

The Oklahoma Banking, Texas Banking, and Kansas Banking segments provide the majority of consolidated net interest income and net earnings, and for the year ended December 31, 2013 accounted for approximately $1.3 billion, or 63%, of total assets.

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

Taxes on Income

The income tax expense for 2013 totaled $10.8 million, compared to income tax expense of $9.9 million for 2012 and income tax benefit for 2011 of ($43.7) million.  The income tax expense (benefit) fluctuates in relation to pre-tax income levels.  The effective tax rate for the year ended December 31, 2013 was 38.2%, compared to 37.9% for the year ended December 31, 2012 and (39.0%) for the year ended December 31, 2011.  Our effective tax rate differs from the statutory rates primarily due to our investments in bank qualified municipal securities offset in part by certain non-deductible expense items.

Total Assets

Our total assets decreased by $140.8 million, or 7%, to $2.0 billion at December 31, 2013, compared to $2.1 billion at December 31, 2012 after decreasing by $255.0 million, or 11%, between December 31, 2011 and December 31, 2012.  The decline in assets in 2013 was primarily attributable to the $107.8 million, or 7%, decrease in total loans, a $24.5 million, or 100% decrease in income tax receivable, a 12.3 million or 82% decrease in other real estate properties, and the $13.3 million, or 26%, decrease in other assets, offset in part by the increase in our investment securities portfolio by $17.1 million, or 5%.    The decline in assets in 2012 was primarily attributable to the $384.8 million, or 22%, decrease in total loans and the $12.8 million, or 20%, decrease in other assets, offset in part by the increase in our investment securities portfolio by $101.8 million, or 37%.

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

Investment securities assigned to the available for sale portfolio are generally used to supplement our liquidity, provide a prudent yield, and provide collateral for public deposits and other borrowing facilities.  Unrealized net gains and losses on available for sale securities are recorded as an adjustment to equity, net of taxes, but are not reflected in our current earnings.  If management determines that any impairment in any available for sale security is “other-than-temporary,” a securities loss will be recognized as a charge to earnings.  If a security is sold, any gain or loss is recorded as a credit or charge to earnings and the equity adjustment is reversed.  At December 31, 2013, we held $382.5 million in securities classified as available for sale with an unrealized loss of $2.9 million, $1.8 million net of taxes, related to these securities included in shareholders’ equity.

Investment securities assigned to the held to maturity portfolio earn a prudent yield, provide liquidity from maturities and paydowns, and provide collateral to pledge for federal, state, and local government deposits and other borrowing facilities.  The held to maturity investment portfolio at December 31, 2013 included $11.7 million in fixed-rate securities.  If management determines any impairment in any held to maturity security is “other-than-temporary,” a securities loss will be recognized as a charge to earnings.

We had no trading securities at December 31, 2013, 2012, or 2011.

A summary of the investment securities portfolio is as follows for the years ended December 31, 2013, 2012, and 2011.

	At December 31,
(Dollars in thousands)	2013	2012	2011
Federal agency securities	120,773	115,614	65,553
Obligations of states and political subdivisions	44,356	48,355	26,355
Residential mortgage-backed securities	183,170	203,675	182,147
Asset-backed securities	9,482	7,671	-
Other investments	36,418	1,797	1,297
Total investment securities	$394,199	$377,112	$275,352

Available for sale (fair value)	382,479	364,315	260,100
Held to maturity (amortized cost)	11,720	12,797	15,252
Total investment securities	$394,199	$377,112	$275,352

We do not have any material amounts of investment securities or other interest-earning assets, other than loans, that would have been classified as nonperforming if such assets were loans or which were recognized by management as potential problem assets based upon known information about possible credit problems of the borrower or issuer.

The following table shows the maturities, carrying value (amortized cost for investment securities being held to maturity or estimated fair value for investment securities available for sale), estimated fair market values, and average yields for our investment portfolio at December 31, 2013.  Yields are not presented on a tax-equivalent basis.  Maturities of mortgage-backed securities are based on expected maturities.  Expected maturities differ from contractual maturities because borrowers of the underlying mortgages may have the right to call or prepay obligations with or without prepayment penalties.  The securities of no single issuer (other than the United States or its agencies), or in the case of securities issued by state and political subdivisions, no source or group of sources of repayment, accounted for more than 10% of our shareholders’ equity at December 31, 2013.

			After One		After Five
	One Year		Year through		Years through		After		Total Investment
	or Less		Five Years		Ten Years		Ten Years		Securities
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Market	Yield
Held to Maturity:
Obligations of states and
political subdivisions	$1,941	1.79%	$2,227	2.30%	$4,151	2.43%	$3,401	3.65%	$11,720	$12,115	2.65%
Total Held to Maturity	$1,941	1.79%	$2,227	2.30%	$4,151	2.43%	$3,401	3.65%	$11,720	$12,115	2.65%
Available for Sale:
Federal agency securities	$5,926	1.28%	$24,161	1.19%	$69,655	1.72%	$23,590	1.08%	$123,332	$120,773	1.47%
Obligations of states and
political subdivisions	509	1.20	3,823	2.23	22,011	2.51	7,342	3.18	33,685	32,636	2.60
Residential mortgage-
backed securities	13,121	1.45	128,197	2.04	37,496	1.28	4,698	2.60	183,512	183,170	2.42
Asset-backed securities	-	-	-	-	-	-	9,578	0.77	9,578	9,482	0.77
Other securities	1,250	-	11,295	-	22,771	-	-	-	35,316	36,418	1.27
Total Available for Sale	$20,806	1.31%	$167,476	1.78%	$151,933	1.47%	$45,208	1.51%	$385,423	$382,479	1.87%

Total	$22,747		$169,703		$156,084		$48,609		$397,143	$394,594

Note:  Average yields for investments held for sale is based on amortized cost.  Yields on tax-exempt securities are shown on a tax-equivalent basis.

Loan Portfolio

The following table presents the composition of the loan portfolio over the previous five years.

	At December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Noncovered:
Real estate mortgage:
Commercial	$740,997	$870,975	$1,028,561	$1,310,464	$1,212,409
One-to-four family residential	80,058	70,954	80,375	89,800	114,614
Real estate construction:
Commercial	143,650	130,753	227,098	441,265	618,078
One-to-four family residential	4,646	3,656	4,987	27,429	41,109
Commercial	254,087	240,498	346,266	452,626	520,505
Installment and consumer:
Guaranteed student loans	4,394	4,680	5,396	5,843	36,163
Other	26,644	31,512	33,190	39,060	39,550
	1,254,476	1,353,028	1,725,873	2,366,487	2,582,428
Less: Allowance for loan losses	(36,607)	(46,494)	(44,233)	(65,229)	(62,413)
Total noncovered loans, net	$1,217,869	$1,306,534	$1,681,640	$2,301,258	$2,520,015

	At December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Covered:
Real estate mortgage:
Commercial	$11,282	$18,298	$23,686	$30,997	$39,836
One-to-four family residential	3,930	4,881	7,072	9,122	12,630
Real estate construction:
Commercial	198	382	3,746	6,840	12,515
One-to-four family residential	-	-	-	439	5,324
Commercial	971	2,037	2,841	5,554	13,412
Installment and consumer	46	109	270	676	1,688
	16,427	25,707	37,615	53,628	85,405
Less: Allowance for loan losses	(56)	(224)	(451)	-	-
Total covered loans, net	$16,371	$25,483	$37,164	$53,628	$85,405

Included in covered loans above are $1.8 million, $6.7 million, $10.1 million, $14.4 million, and $23.9 million for 2013, 2012, 2011, 2010 and 2009, respectively, of loss share receivable from the FDIC.

We have a strategic focus on providing loans and other services to healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate borrowers.  At December 31, 2013 and 2012, loans to individuals and businesses in the healthcare industry totaled $417.4 million, or 33%, and $502.2 million, or 38% of noncovered loans, respectively.

The decline in loans in 2013 was due in part to the change in our lending focus away from larger average size loans and a refocus to our primary markets.

The following table sets forth the remaining maturities for certain loan categories (including loans held for sale) at December 31, 2013.  Student loans that do not have stated maturities are treated as due in one year or less.  Real estate construction includes certain loans which will convert to permanent financing at the point when construction is completed; these loans are reported according to their final maturity.

		After one
	One year	year through	After
(Dollars in thousands)	or less	five years	five years	Total
Noncovered:
Real estate mortgage:
Commercial	$206,842	$407,829	$126,326	$740,997
One-to-four family residential	10,786	32,720	36,552	80,058
Real estate construction	68,154	71,419	8,723	148,296
Commercial	80,754	118,460	54,873	254,087
Installment and consumer:
Guaranteed student loans	4,394	-	-	4,394
Other	13,090	11,606	1,948	26,644
Total noncovered	384,020	642,034	228,422	1,254,476
Covered:
Real estate mortgage:
Commercial	3,824	1,256	6,202	11,282
One-to-four family residential	763	658	2,509	3,930
Real estate construction	41	-	157	198
Commercial	884	70	17	971
Installment and consumer	39	7	-	46
Total covered	5,551	1,991	8,885	16,427
Total	$389,571	$644,025	$237,307	$1,270,903

As of December 31, 2013 any floating rate loans that reached a contractual floor or ceiling level are treated as fixed rate rather than floating rate until the rate is again free to float.  The following table sets forth at December 31, 2013 the dollar amount of all loans due more than one year after December 31, 2013.

(Dollars in thousands)	Fixed	Variable	Total
Noncovered:
Real estate mortgage:
Commercial	$288,247	$245,908	$534,155
One-to-four family residential	40,004	29,268	69,272
Real estate construction	23,354	56,789	80,143
Commercial	74,268	99,064	173,332
Installment and consumer	5,204	8,350	13,554
Total noncovered	431,077	439,379	870,456
Covered:
Real estate mortgage:
Commercial	1,575	5,883	7,458
One-to-four family residential	426	2,741	3,167
Real estate construction	-	157	157
Commercial	22	65	87
Installment and consumer	7	-	7
Total covered	2,030	8,846	10,876
Total	$433,107	$448,225	$881,332

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

	At December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Noncovered:
Nonaccrual loans:
Commercial real estate	$6,564	$18,337	$4,667	$29,996	$28,351
One-to-four family residential	456	563	1,468	1,984	9,387
Real estate construction	2,721	3,355	3,877	67,571	57,586
Commercial	8,769	12,761	3,371	6,977	10,404
Other consumer	50	88	123	38	159
Total nonaccrual loans	18,560	35,104	13,506	106,566	105,887

Past due 90 days or more:
Commercial real estate	-	-	-	514	100
One-to-four family residential	-	747	23	-	76
Commercial	50	2,471	3	-	18
Other consumer	3	72	17	3	116
Total past due 90 days or more	53	3,290	43	517	310
Total nonperforming loans	18,613	38,394	13,549	107,083	106,197
Other real estate	560	11,315	19,844	37,722	18,432
Total nonperforming assets	$19,173	$49,709	$33,393	$144,805	$124,629

Nonperforming assets to portfolio loans
and other real estate	1.53%	3.73%	1.96%	6.11%	4.87%
Nonperforming loans to portfolio loans	1.49	2.91	0.80	4.59	4.18
Allowance for loan losses to nonperforming loans	196.67	121.10	326.47	60.91	58.77
Government-guaranteed portion of nonperforming loans	$72	$76	$76	$10	$277

	At December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Covered:
Nonaccrual loans:
Commercial real estate	$1,202	$3,087	$3,554	$4,391	$1,847
One-to-four family residential	57	52	188	932	2,243
Real estate construction	-	130	3,009	4,897	7,525
Commercial	-	324	370	581	665
Other consumer	-	2	7	5	42
Total nonaccrual loans	1,259	3,595	7,128	10,806	12,322

Past due 90 days or more:
Commercial real estate	-	-	-	-	542
Real estate construction	-	-	-	-	574
Other consumer	-	-	-	-	20
Total past due 90 days or more	-	-	-	-	1,136
Total nonperforming loans	1,259	3,595	7,128	10,806	13,458
Other real estate	2,094	3,643	4,529	4,187	4,748
Total nonperforming assets	$3,353	$7,238	$11,657	$14,993	$18,206
Nonperforming assets to portfolio loans
and other real estate	18.10%	24.66%	27.66%	25.93%	20.19%
Nonperforming loans to portfolio loans	7.66	13.98	18.95	20.15	15.76
Allowance for loan losses to nonperforming loans	4.45	6.23	6.33	-	-
Government-guaranteed portion of nonperforming loans	$803	$2,456	$4,764	$6,948	$3,853

At December 31, 2013, five credit relationships represented 79% of noncovered nonperforming loans and 76% of noncovered nonperforming assets, while at December 31, 2012, six credit relationships represented 81% of noncovered nonperforming loans and 63% of noncovered nonperforming assets.

Included in noncovered nonaccrual loans as of December 31, 2013 are five collateral dependent lending relationships with aggregate principal balances of approximately $14.6 million and related impairment reserves of $2.9 million which were established based on recent financials and appraisal values obtained.  Three of these lending relationships were secured by commercial real estate.

Included in noncovered nonaccrual loans as of December 31, 2012 are six collateral dependent lending relationships with aggregate principal balances of approximately $31.2 million and related impairment reserves of $6.8 million which were established based on recent financials and appraisal values obtained.  Five of these lending relationships were secured by commercial real estate.

Noncovered nonperforming assets may fluctuate from period to period.  The performance of any individual loan can be affected by external factors such as the interest rate environment, economic conditions, collateral values, or factors particular to the borrower.  No assurance can be given that additional increases in noncovered nonaccrual loans will not occur in the future.

Performing loans considered potential problem loans, loans which are not included in the past due, nonaccrual, or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, amounted to approximately $99.8 million at December 31, 2013, compared to $97.5 million at December 31, 2012.  Included are $1.7 million and $3.2 million, respectively, of covered potential problem loans, which are subject to protection under the loss share agreements with the FDIC.  Loans may be monitored by management and reported in potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms.  These loans are subject to continued management attention and are considered by management in determining the level of the allowance for loan losses.

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

Based upon this methodology, management established an allowance of $36.6 million, or 2.93% of total noncovered portfolio loans, at December 31, 2013, compared to an allowance of $46.5 million, or 3.52% of total noncovered portfolio loans, at December 31, 2012.  This represents a decrease in the allowance of $9.9 million, or 21%.

Changes in the amount of the allowance resulted from the application of the methodology, which is designed to estimate inherent losses on total noncovered portfolio loans, including nonperforming loans.  At December 31, 2013, the allowance on the $17.9 million in noncovered nonaccrual loans was $4.3 million (24%), compared with an allowance on the $35.1 million in noncovered nonaccrual loans at December 31, 2012 of $7.7 million (22%), representing an decrease in the allowance of $3.4 million.  At December 31, 2013, the allowance on the $42.7 million noncovered performing troubled debt restructured loans was $3.6 million, compared with an allowance on $40.6 million in noncovered performing troubled debt restructured loans of $4.0 million at December 31, 2012, representing a decrease in the allowance of $0.4 million.

Excluding the impaired loans mentioned above, at December 31, 2013, the allowance for the remaining other noncovered loans was $28.7 million (2.4%), compared to $34.8 million (2.7%) at December 31, 2012, creating a decrease in the allowance of $6.1 million.  The decrease in the allowance related to these other noncovered loans mainly resulted from the decline in loans and portfolio loss trends.  This was partially offset by consideration of certain trends and qualitative factors.  These included management’s assessment of economic risk (particularly with respect to commercial and commercial real estate loans), portfolio loss trends, and asset quality trends, including levels of potential problem loans and loan concentrations in commercial real estate mortgage and construction loans, which together comprised approximately 71% of our noncovered portfolio loans at December 31, 2013.  Based on its analysis management believes the amount of the allowance is appropriate.

Covered loans were $16.4 million at December 31, 2013.  These loans are subject to protection under the loss sharing agreements with the FDIC and currently have an allowance for loan losses of $0.06 million based on analysis of expected future cash flows and collateral valuations.

At December 31, 2013, the allowance for loan losses was 196.67% of noncovered nonperforming loans, compared to 121.10% of noncovered nonperforming loans at December 31, 2012.  Noncovered nonaccrual loans, which comprise the majority of noncovered nonperforming loans, were $18.6 million as of December 31, 2013, a decrease of $16.5 million, or 47%, from December 31, 2012.  Noncovered nonaccrual loans at December 31, 2013 were comprised of 32 relationships and were primarily concentrated in commercial loans (47%), commercial real estate loans (35%), and real estate construction (15%) loans.  All noncovered nonaccrual loans are considered impaired and are carried at their estimated collectible amounts.  Covered nonperforming loans of $1.3 million at December 31, 2013 and $3.6 million at December 31, 2012 are subject to protection under the loss share agreements with the FDIC.

The following table presents a five-year history of the allocation of the allowance for loan losses along with the percentage of total noncovered loans in each category.

	At December 31,
(Dollars in thousands)	2013		2012		2011		2010		2009
Real estate mortgage:
Commercial	$18,851	59%	$27,069	64%	$21,609	60%	$32,508	55%	$26,670	47%
One-to-four family
residential	797	6	792	5	1,002	5	1,597	4	2,454	5
Real estate construction	5,523	12	5,271	10	10,919	13	19,605	20	22,241	25
Commercial	10,985	20	12,603	18	9,788	20	10,605	19	10,052	20
Installment and consumer:
Guaranteed student loans	-	-	-	-	-	-	-	-	-	1
Other	451	3	759	3	915	2	914	2	996	2
Total	$36,607	100%	$46,494	100%	$44,233	100%	$65,229	100%	$62,413	100%

The following table analyzes our noncovered allowance for loan losses for the periods indicated.

	For the Year Ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Balance at beginning of period	$46,494	$44,233	$65,229	$62,413	$39,773

Loans charged-off:
Commercial real estate	741	2,158	71,066	4,571	3,622
One-to-four family residential	578	268	346	2,649	1,476
Real estate construction	(246)	-	62,070	20,910	7,464
Commercial	8,599	4,448	22,103	5,182	5,223
Other consumer	267	649	1,040	1,127	1,128
Total charge-offs	9,939	7,523	156,625	34,439	18,913

Recoveries:
Commercial real estate	171	58	411	204	438
One-to-four family residential	252	260	67	234	430
Real estate construction	4,527	1,972	1,521	610	344
Commercial	2,049	3,671	1,864	421	893
Other consumer	159	495	116	226	272
Total recoveries	7,158	6,456	3,979	1,695	2,377

Net loans charged-off	2,781	1,067	152,646	32,744	16,536
Provision for loan losses	(7,106)	3,328	131,650	35,560	39,176
Balance at end of period	$36,607	$46,494	$44,233	$65,229	$62,413

Portfolio loans:
Noncovered end of period balance	$1,251,416	$1,321,346	$1,687,178	$2,331,293	$2,539,294
Noncovered average balance	1,284,182	1,501,164	2,131,063	2,466,552	2,614,045
Ratio of allowance for loan losses to noncovered
portfolio loans at end of period	2.93%	3.52%	2.62%	2.80%	2.46%
Ratio of net charge-offs to noncovered average
portfolio loans during the period	0.22%	0.07%	7.16%	1.33%	0.63%

Short-term Borrowings

Our primary source of short-term borrowings is securities sold under agreements to repurchase.  During 2013, 2012, and 2011, no category of short-term borrowings had an average balance that exceeded 30% of ending shareholders’ equity.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of business, we make use of a number of different financial instruments to help meet the financial needs of our customers.  In accordance with GAAP, the full notional amounts of these transactions are not recorded in the accompanying consolidated financial statements and are referred to as off-balance sheet instruments.  These transactions and activities include commitments to extend lines of commercial and real estate mortgage credit and standby and commercial letters of credit and are discussed further in “Note 17 Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contractual Obligations” in the Notes to the Consolidated Financial Statements.

We have various contractual obligations that require future cash payment.  The following table presents, as of December 31, 2013, significant fixed and determinable contractual obligations to third parties by payment date.

	Payments due by period
	Less than	1-3	3-5	Over
(Dollars in thousands)	1 Year	Years	Years	5 Years	Total
Deposits without stated maturity: (1)
Noninterest bearing	$444,796	$-	$-	$-	$444,796
Interest bearing	601,864	-	-	-	601,864
Time deposits (2)	381,510	129,722	30,831	-	542,063
Other borrowings (2)	56,487	1,711	25,718	-	83,916
Subordinated debentures (2)	1,488	2,976	2,976	69,656	77,096
Operating leases	2,407	3,248	214	-	5,869
Total	$1,488,552	$137,657	$59,739	$69,656	$1,755,604

(1)  Excludes Interest.

(2)  Includes interest.  Interest on variable rate obligations is shown at rates in effect at December 31, 2013.  The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates.  Future changes in market interest rates could materially affect the contractual amounts to be paid.

At December 31, 2013,  the notional or principal amount of such obligations are reflected on the Consolidated Statements of Financial Condition, with the exception of operating leases.

For additional information regarding contractual obligations, please see “Quantitative and Qualitative Disclosures about Market Risk” on page 46 and in the Notes to the Consolidated Financial Statements in this report, “Note 4 Premises and Equipment”, “Note 7 Deposits”, “Note 8 Borrowed Funds” “Note 9 Trust Preferred Securities and Subordinated Debentures”, and “Note 17 Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies”.

Capital Resources

At December 31, 2013, total shareholders’ equity was $259.2 million, compared to $246.1 million at December 31, 2012, an increase of $13.1 million.  The increase was primarily due to the $17.4 million of income, offset by other comprehensive loss of $4.7 million, for the year.  Net unrealized losses on available for sale investment securities and derivative instruments (net of tax) decreased to ($3.0) million at December 31, 2013, from net unrealized gains of $1.7 million at December 31, 2012.

At December 31, 2012, total shareholders’ equity was $246.1 million, compared to $301.6 million at December 31, 2011 a decrease of $55.5 million.  The decrease was primarily due to the $70 million repurchase of our Series B Preferred Securities, offset in part by income, net of preferred dividends, for the year.  Net unrealized gains on available for sale investment securities and derivative instruments (net of tax) decreased to $1.7 million at December 31, 2012, from $2.1 million at December 31, 2011.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board.  The guidelines are commonly known as Risk-Based Capital Guidelines.  On December 31, 2013, we exceeded all applicable capital requirements, having a total risk-based capital ratio of 21.59%, a Tier 1 risk-based capital ratio of 20.28%, and a Tier 1 leverage ratio of 14.86%.  Banking subsidiaries are also required to maintain capital ratios in accordance with guidelines adopted by their primary regulators.  The general regulatory minimums to be well-capitalized are a total capital to risk weighted assets ratio of 10.00%, a Tier I risk-based capital ratio of 6.00%, and a Tier 1 leverage ratio of 5.00%.  As of December 31, 2013, we and Bank SNB each met the criteria for classification as a “well-

capitalized” institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of us or Bank SNB by Federal bank regulators.  See “Certain Regulatory Matters” below.

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

The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2013:

(Dollars in thousands)	Amount
Three months or less (1)	$12,368
Over three through six months (1)	7,908
Over six through 12 months (1)	60,128
Over 12 months	170,781
Total	$251,185

(1) The amount of certificates of deposits of $100,000 and more that matures within 12 months is $80.4 million.

The following table illustrates, during the years presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of Southwest’s average total assets for the period indicated.  Average assets totaled $2.0 billion in 2013, compared to $2.2 billion in 2012 and $2.7 billion in 2011.

	Percentage of Total Average Assets
	2013	2012
Sources of Funds:
Deposits:
Noninterest-bearing demand	20.71%	17.65%
Interest-bearing demand and money market accounts	26.75	22.12
Time and savings deposits	32.39	39.16
Other borrowings	3.65	2.76
Subordinated debentures	3.51	3.65
Other liabilities	0.54	2.02
Equity capital	12.45	12.64
Total	100.00%	100.00%

Uses of Funds:
Loans	64.80%	69.85%
Investment securities	18.60	15.60
Other interest-earning assets	13.45	8.36
Noninterest-earning assets	3.15	6.19
Total	100.00%	100.00%

Sources and uses of cash are presented in the Consolidated Statements of Cash Flows on page 53 of this report.  Total cash and cash equivalents decreased by $8.2 million to $279.8 million in 2013 from $288.1 million at year-end 2012.  This decrease was the net result of cash provided by investing activities of $99.4 million, primarily from a decrease in principal repayments, net of loan originated, and cash provided by operating activities of $45.2 million, offset by cash used in financing activities of $152.8 million, primarily from decreased deposits and other borrowings.

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

Certain Regulatory Matters

Like all national banks, Bank SNB remains subject to legal and regulatory limitations on the amount of dividends that it may pay without prior approval of the OCC.  Under these regulations, the total amount of dividends that may be paid in any calendar year by Bank SNB to us without OCC approval is limited to the current year’s net profits, combined with the retained profits of the preceding two years.  Losses experienced in 2011, primarily attributable to the fourth quarter sale of approximately $300.3 million in loans and other real estate, affect Bank SNB’s ability to pay dividends without prior OCC approval.  In July 2012, with the consent of the Federal Reserve we terminated the supervisory resolution that was adopted at the request of the Federal Reserve in July 2009.  This resolution included providing prior notice to the Federal Reserve of planned dividends to security holders and planned receipts of dividends from our banking subsidiary.

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

Our methodology for assessing the appropriateness of the allowance is in accordance with regulatory guidelines and GAAP, as described in “Provision for Loan Losses” on page 31 and in “Note 1 Summary of Significant Accounting and Reporting Policies” in the Notes to the Consolidated Financial Statements.

Goodwill and Other Intangible Assets – Goodwill and other intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate impairment.  Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of our reporting units compared with its carrying value. We define reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed.  As of December 31, 2013, we have eight reporting units.  If the carrying value exceeds the fair value of a reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment.

Other identifiable intangible assets are amortized on an accelerated basis over the years expected to be benefited, which we believe are up to ten years.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their carrying value may not be recoverable based on a comparison to fair value.  See “Note 5 Goodwill and Other Intangible Assets” in the Notes to the Consolidated Financial Statements for further information.

Income Taxes – Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid.  We are subject to the income tax laws of the United States and various state jurisdictions.  These tax laws are complex and require significant judgment and interpretation by the taxpayer.

We use the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The net deferred tax asset is reflected as a component of other assets on the consolidated balance sheet.  A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized.  The determination of the realizability of deferred taxes is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence.

Income tax expense or benefit is estimated based on amounts expected to be owed to the various tax jurisdictions in which we conduct business.  On a quarterly basis, management assesses the reasonableness of our effective tax rate based upon the current estimate of the amount and components of net income, tax credits and the applicable statutory tax rates expected for the full year.  The tax expense or benefit is allocated among continuing operations and other comprehensive income (loss), as applicable.  See “Note 11 Taxes on Income” in the Notes to the Consolidated Financial Statements for further information.

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

We attempt to manage interest rate risk while enhancing net interest margin by adjusting our asset/liability position.  At times, depending on the level of general interest rates, the relationship between long-term and other interest rates, market conditions, and competitive factors, we may increase our interest rate risk position in order to increase our net interest margin.  We monitor interest rate risk and adjust the composition of our rate-sensitive assets and liabilities in order to limit our exposure to changes in interest rates on net interest income over time.  Our asset/liability committee reviews our interest rate risk position and profitability and recommends adjustments.  Our asset/liability committee also reviews the securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions.  Notwithstanding our interest rate risk management activities, the actual magnitude, direction, and relationship of future interest rates are uncertain and can have adverse effects on net income and liquidity.

Interest rate sensitivity analysis measures the cumulative differences between the amounts of assets and liabilities maturing or repricing within various time periods.

The following table shows our interest rate sensitivity gaps for selected maturity or repricing periods at December 31, 2013:

	0 to 3	4 to 12	Over 1 to	Over
(Dollars in thousands)	Months	Months	5 Years	5 Years	Total
Rate-sensitive assets:
Total loans	$324,338	$198,913	$571,798	$175,854	$1,270,903
Investment securities	90,628	14,503	44,663	244,405	394,199
Other investments at costs	8,140	-	-	-	8,140
Due from banks	251,777	-	-	-	251,777
Total	674,883	213,416	616,461	420,259	1,925,019

Rate-sensitive liabilities:
Money market deposit accounts	439,981	-	-	-	439,981
Time deposits	118,027	261,129	158,270	-	537,426
Savings accounts	41,727	-	-	-	41,727
Interest-bearing demand	120,156	-	-	-	120,156
Other borrowings	55,632	-	25,000	-	80,632
Subordinated debentures (1)	46,393	-	-	-	46,393
Total	821,916	261,129	183,270	-	1,266,315

Interest sensitivity gap	$(147,033)	$(47,713)	$433,191	$420,259	$658,704

Cumulative interest sensitivity gap	$(147,033)	$(194,746)	$238,445	$658,704	$658,704
Percentage of rate-sensitive assets
to rate-sensitive liabilities	82.11%	81.73%	336.37%	0.00%	152.02%
Percentage of cumulative gap to
total assets	(7.42)%	(9.83)%	12.03%	33.24%	33.24%

(1) The SBI Capital Trust II preferred securities have an associated interest rate swap contract in the amount of $25 million with a  fixed interest rate of 6.15%.  The swap is a hedging instrument that in essence establishes a fixed interest rate until the contract expires on April 7, 2018.   Please see “Note 10 Derivative Instruments” in the Notes to the Consolidated Financial Statements.

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

Estimated Change in Net Interest Income

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp

December 31, 2013	6.25%	2.99%	(0.03)%
December 31, 2012	0.55%	(2.10)%	(3.64)%

The current overnight rate as established by the Federal Open Market Committee is in the 0% to 0.25% range.  We believe that all down rate scenarios are impractical since they would result in an overnight rate of less than 0%. As a result, the down 100 bp, down 200 bp and down 300 bp scenarios have been excluded.  Net interest income at risk as of December 31, 2013 improved in each of the three rising interest rate scenarios when compared to the December 31, 2012 risk position. Our greatest exposure to changes in interest rate is in the +300 bp scenario with an increase in net interest income of 6.25% on December 31, 2013, a 5.70%  increase from the December 31, 2012 level of 0.55%.  Bank SNB is in compliance with all policy limits established for net interest income at risk.

The measures of equity value at risk indicate our ongoing economic value by considering the effects of changes in interest rates on all of our cash flows and discounting the cash flows to estimate the present value of assets and liabilities. The difference between these discounted values of the assets and liabilities is the economic value of equity, which, in theory, approximates the fair value of our net assets.

Estimated Change in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

December 31, 2013	(6.69)%	(4.63)%	(2.91)%
December 31, 2012	(8.12)%	(6.00)%	(3.64)%

As of December 31, 2013 the economic value of equity measure improved in each of the three rising interest rate scenarios when compared to the December 31, 2012 percentages. Our largest economic value of equity exposure is the +300 bp scenario. The +300 bp scenario was (6.69)% on December 31, 2013, an 1.43%  increase over the December 31, 2012 value of (8.12)%. Bank SNB is in compliance with all policy limits established for the economic value of equity.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

The Board of Directors and Shareholders of Southwest Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Southwest Bancorp, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Bancorp, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Tulsa, Oklahoma March 7, 2014

SOUTHWEST BANCORP, INC.

Consolidated Statements of Financial Condition

	At December 31,
(Dollars in thousands)	2013	2012
Assets:
Cash and due from banks	$28,062	$45,045
Interest-bearing deposits	251,777	243,034
Cash and cash equivalents	279,839	288,079
Securities held to maturity (fair values of $12,115 and $13,659, respectively)	11,720	12,797
Securities available for sale (amortized cost of $385,423 and $358,317 respectively)	382,479	364,315
Loans held for sale	3,060	31,682
Noncovered loans receivable	1,251,416	1,321,346
Less: Allowance for loan losses	(36,607)	(46,494)
Net noncovered loans receivable	1,214,809	1,274,852
Covered loans receivable (includes loss share: $1,812 and $6,714, respectively)	16,427	25,707
Less: Allowance for loan losses	(56)	(224)
Net covered loans receivable	16,371	25,483
Net loans receivable	1,231,180	1,300,335
Accrued interest receivable	5,335	6,365
Income tax receivable	-	24,525
Premises and equipment, net	20,833	21,691
Noncovered other real estate	560	11,315
Covered other real estate	2,094	3,643
Goodwill	1,214	1,214
Other intangible assets, net	4,980	4,864
Other assets	38,129	51,430
Total assets	$1,981,423	$2,122,255

Liabilities:
Deposits:
Noninterest-bearing demand	$444,796	$424,008
Interest-bearing demand	120,156	112,012
Money market accounts	439,981	423,417
Savings accounts	41,727	37,693
Time deposits of $100,000 or more	251,185	351,273
Other time deposits	286,241	361,175
Total deposits	1,584,086	1,709,578
Accrued interest payable	832	1,116
Income tax payable	78	-
Other liabilities	10,215	13,180
Other borrowings	80,632	70,362
Subordinated debentures	46,393	81,963
Total liabilities	1,722,236	1,876,199
Shareholders' equity:
Common stock - $1 par value; 40,000,000 shares authorized;
19,732,926, 19,529,705, shares issued and outstanding, respectively	19,733	19,530
Paid in capital	99,937	99,705
Retained earnings	142,528	125,093
Accumulated other comprehensive income (loss)	(3,011)	1,728
Total shareholders' equity	259,187	246,056
Total liabilities and shareholders' equity	$1,981,423	$2,122,255

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Consolidated Statements of Operations

	For the year ended December 31,
(Dollars in thousands, except earnings per share data)	2013	2012	2011
Interest income:
Interest and fees on loans	$66,162	$84,602	$113,223
Investment securities:
U.S. Government and agency obligations	1,745	1,714	1,500
Mortgage-backed securities	3,481	4,718	5,046
State and political subdivisions	1,203	1,060	411
Other securities	226	322	16
Other interest-earning assets	1,097	755	549
Total interest income	73,914	93,171	120,745

Interest expense:
Interest-bearing demand	148	219	382
Money market accounts	790	1,077	2,154
Savings accounts	44	53	49
Time deposits of $100,000 or more	2,338	4,302	7,617
Other time deposits	2,239	4,052	6,591
Other borrowings	892	895	1,799
Subordinated debentures	4,813	6,010	5,821
Total interest expense	11,264	16,608	24,413

Net interest income	62,650	76,563	96,332

Provision for loan losses	(7,209)	3,107	132,101
Net interest income (loss) after provision for loan losses	69,859	73,456	(35,769)

Noninterest income:
Service charges and fees	10,491	11,559	12,075
Other noninterest income	503	407	285
Gain on sales of loans, net	2,649	3,133	1,658
Gain on sale/call of investment securities, net	-	837	-
Total noninterest income	13,643	15,936	14,018

Noninterest expense:
Salaries and employee benefits	31,877	29,919	29,880
Occupancy	10,779	10,581	10,815
FDIC and other insurance	1,764	2,531	3,862
Other real estate, net	(1,098)	6,565	30,852
General and administrative	11,989	13,726	14,792
Total noninterest expense	55,311	63,322	90,201
Income (loss) before taxes	28,191	26,070	(111,952)
Taxes on income	10,756	9,883	(43,657)
Net income (loss)	$17,435	$16,187	$(68,295)
Net income (loss) available to common shareholders	$17,435	$12,446	$(72,548)

Basic earnings per common share	$0.89	$0.64	$(3.73)
Diluted earnings per common share	0.89	0.64	(3.73)
Common dividends declared per share	-	-	-

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Consolidated Statements of Comprehensive Income

	For the year ended December 31,
(Dollars in thousands)	2013	2012	2011

Net income (loss)	$17,435	$16,187	$(68,295)

Other comprehensive income:
Unrealized gain (loss) on available for sale securities	(8,942)	(133)	4,659
Reclassification adjustment for net gains arising during the period	-	(100)	-
Change in fair value of derivative used for cash flow hedge	1,228	(361)	(2,834)
Other comprehensive income (loss), before tax	(7,714)	(594)	1,825
Tax (expense) benefit related to items of other comprehensive
income (loss)	2,975	211	(693)
Other comprehensive income (loss), net of tax	(4,739)	(383)	1,132
Comprehensive income (loss)	$12,696	$15,804	$(67,163)

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Consolidated Statements of Cash Flows

	For the year ended December 31,
(Dollars in thousands)	2013	2012	2011
Operating activities:
Net income (loss)	$17,435	$16,187	$(68,295)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	(7,209)	3,107	132,101
Adjustments to other real estate	2,222	5,089	-
Deferred tax expense (benefit)	10,220	8,939	(20,463)
Depreciation and amortization	2,450	2,460	2,581
Securities premium amortization, net of discount accretion	3,454	3,308	2,197
Amortization of intangibles	1,315	1,609	1,374
Stock based compensation expense	742	115	333
Net gain on sales/calls of investment securities	-	(837)	-
Net gain on sales of available for sale loans	(2,649)	(3,133)	(1,658)
Net (gain) loss on sales of premises/equipment	195	(2)	(20)
Net (gain) loss on sales of other real estate	(3,897)	(301)	23,357
Proceeds from sales of held for sale loans	121,020	150,621	83,123
Held for sale loans originated	(129,699)	(148,479)	(81,903)
Net changes in assets and liabilities:
Accrued interest receivable	1,030	811	1,414
Other assets	5,969	1,847	3,777
Income tax receivable / payable	24,618	4,074	(31,762)
Excess tax expense from share-based payment arrangements	(15)	67	218
Accrued interest payable	(284)	(2,573)	2,112
Other liabilities	(1,678)	2,225	(1,790)
Net cash provided by operating activities	45,239	45,134	46,696
Investing activities:
Proceeds from sales of available for sale securities	2,744	6,588	-
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	5,000	2,375	2,470
Available for sale securities	108,498	88,109	68,709
Proceeds from sales of other investments	-	1,865	-
Redemptions (purchases) of other investments	391	179	(50)
Purchases of held to maturity securities	(5,250)	-	(5,894)
Purchases of available for sale securities	(140,473)	(202,273)	(75,650)
Principal repayments, net of loans originated	113,588	382,669	288,795
Proceeds from sales of loans, net	-	-	153,713
Purchases of premises and equipment	(1,855)	(1,619)	(1,686)
Proceeds from sales of premises and equipment	68	170	239
Proceeds from sales of other real estate	16,645	7,261	56,425
Net cash provided by investing activities	99,356	285,324	487,071
Financing activities:
Net decrease in deposits	(125,492)	(211,804)	(331,346)
Net increase (decrease) in other borrowings	10,270	13,883	(38,123)
Net proceeds from issuance of common stock	229	127	64
Repurchase of common stock warrant	(2,287)	-	-
Redemptions of preferred stock	-	(70,000)	-
Redemption of trust preferred securities	(35,570)	-	-
Excess tax expense from share-based payment arrangements	15	(67)	(218)
Preferred stock dividends paid	-	(4,407)	(1,751)
Net cash used in financing activities	(152,835)	(272,268)	(371,374)
Net increase (decrease) in cash and cash equivalents	(8,240)	58,190	162,393
Cash and cash equivalents:
Beginning of period	288,079	229,889	67,496
End of period	$279,839	$288,079	$229,889
The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

						Accumulated	Total
				Additional		Other	Share-
(Dollars in thousands,	Preferred	Common Stock		Paid-in	Retained	Comprehensive	holders'
except per share data)	Stock	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2010	$67,724	19,421,900	$19,422	$98,894	$185,196	$979	$372,215
Dividends (paid and/or accrued):
Preferred	-	-	-	-	(3,523)	-	(3,523)
Warrant amortization	731	-	-	-	(731)	-	-
Common stock issued	-	16,100	16	214	-	-	230
Net common stock issued under employee
plans and related tax expense	-	6,213	6	(176)	-	-	(170)
Other comprehensive income,
net of tax	-	-	-	-	-	1,132	1,132
Net income (As Restated)	-	-	-	-	(68,295)	-	(68,295)
Balance, December 31, 2011	$68,455	19,444,213	$19,444	$98,932	$112,647	$2,111	$301,589
Dividends (paid and/or accrued):
Preferred	-	-	-	-	(2,196)	-	(2,196)
Redemption of preferred stock /
Warrant amortization	(68,455)	-	-	-	(1,545)	-	(70,000)
Common stock issued	-	80,500	81	799	-	-	880
Net common stock issued under employee
plans and related tax expense	-	4,992	5	(26)	-	-	(21)
Other comprehensive loss,
net of tax	-	-	-	-	-	(383)	(383)
Net loss	-	-	-	-	16,187	-	16,187
Balance, December 31, 2012	$-	19,529,705	$19,530	$99,705	$125,093	$1,728	$246,056

Warrant repurchase	-	-	-	(2,287)	-	-	(2,287)
Common stock issued	-	201,046	201	2,478	-	-	2,679
Net common stock issued under employee
plans and related tax expense	-	2,175	2	41	-	-	43
Other comprehensive loss,
net of tax	-	-	-	-	-	(4,739)	(4,739)
Net income	-	-	-	-	17,435	-	17,435
Balance, December 31, 2013	$-	19,732,926	$19,733	$99,937	$142,528	$(3,011)	$259,187

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

Note 1:  Summary of Significant Accounting and Reporting Policies

Organization and Nature of Operations – Southwest Bancorp Inc. (“we”, “our”, “us”, or “Southwest”), incorporated in 1981, is a financial holding company headquartered in Stillwater, Oklahoma engaged primarily in commercial and consumer banking services in the states of Oklahoma, Texas, and Kansas.    The accompanying consolidated financial statements include the accounts of Bank SNB, a national bank established in 1894, and SNB Capital Corporation, a lending and loan workout subsidiary established in 2009, and consolidated subsidiaries of Bank SNB, including SNB Real Estate Holdings, Inc. Bank SNB and SNB Capital Corporation are wholly owned, direct subsidiaries of ours.    All significant intercompany balances and transactions have been eliminated in consolidation.

As of the close of business on November 15, 2013, we effected an affiliated merger of our wholly-owned subsidiary banks, Bank of Kansas and Stillwater National, whereby Bank of Kansas merged with and into Stillwater National.  Stillwater National was rebranded Bank SNB (“Bank SNB”) in connection with the merger.  The consolidated bank offers customers a greater banking experience across our three state region and now does business in all markets under the new name, Bank SNB.

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

We have evaluated subsequent events for potential recognition and disclosure through the issue date of the Consolidated Financial Statements included in this Annual Report on Form 10-K.  See further discussion of subsequent events at “Note 20 – Subsequent Events”.

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

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from depository institutions, and federal funds sold.  Interest-bearing balances held at depository institutions were $251.8  million at December 31, 2013 and $243.0 million at December 31, 2012.  Federal funds sold are sold for one-to-four day periods.

Cash paid for interest totaled $11.5 million in 2013, $19.2 million in 2012, and $26.5 million in 2011.  Cash paid for income taxes totaled $0.4 million in 2013, $1.0 million in 2012, and $5.9 million in 2011.  Noncash transactions included transfer of loans to other real estate totaling $0.9 million in 2013, $2.6 million in 2012, and $62.3 million in 2011.

Bank SNB is required by the Federal Reserve Bank (“FRB”) to maintain average reserve balances.  Cash and cash equivalents in the Consolidated Statements of Financial Condition include restricted amounts of $1.8 million and $3.0 million at December 31, 2013 and December 31, 2012, respectively.

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

Federal Reserve Bank and Federal Home Loan Bank Stock – Bank SNB is a member of its regional FRB and Federal Home Loan Bank (“FHLB”) system.  FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional accounts.  Both FRB and FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

Loans – Interest on loans is accrued and credited to operations based upon the principal amount outstanding.  Loan origination fees and certain costs of originated loans are amortized as an adjustment to the yield over the term of the loan.  Net unamortized deferred loan fees were $0.1 million at December 31, 2013 and 2012.  Loans are reported at the principal balance outstanding net of the unamortized deferred loan fees.

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

Loss Share Receivable – Bank SNB and the FDIC entered into loss sharing agreements that provide Bank SNB with significant protection against credit losses from loans and related assets acquired in the FNBA FDIC-assisted transaction.  Under these agreements, the FDIC will reimburse Bank SNB 80% of net losses up to $35.0 million on covered assets, primarily acquired loans and other real estate, and 95% of any net losses above $35.0 million.  Bank SNB services the covered assets.  The loss sharing agreements have terms of ten years for one-to-four family residential loans and eight years for all other loan types.  The expected payments from the FDIC under the loss sharing agreements are recorded as part of the covered loans in our Consolidated Statements of Financial Condition.  Assets subject to these agreements are referred to as “covered”.

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

The reserve for unfunded loan commitments is a liability on our Consolidated Statement of Financial Condition in other liabilities.  The reserve is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.  At December 31, 2013 and 2012 the balance was $2.8 million and $2.9 million, respectively.

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

Other Real Estate – Assets acquired through or instead of loan foreclosure are considered other real estate.  Other real estate is initially recorded at the lesser of the carrying value or fair value less the estimated costs to sell the asset.  Write-downs of carrying value required at the time of foreclosure are recorded as a charge to the allowance for loan losses.  Costs related to the development of such real estate are capitalized, and costs related to holding the property are expensed.  Foreclosed property is subject to periodic revaluation based upon estimates of fair value.  In determining the valuation of other real estate, management obtains independent appraisals for significant properties.  Valuation adjustments are provided, as necessary, by charges to operations.  Profits and losses from operations or sales of foreclosed property are recognized as incurred.  At December 31, 2013 and 2012, the balances of noncovered other real estate were $0.6 million and $11.3 million, respectively.

Other real estate covered under the loss sharing agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC.  Fair value adjustments on covered other real estate result in a reduction of the covered other real estate carrying amount and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss charged against earnings.  At December 31, 2013 and December 31, 2012, the balances of covered other real estate were $2.1 million and $3.6 million, respectively.

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

When real estate mortgage loans and other loans are sold with servicing retained, an intangible servicing right is initially capitalized based on estimated fair value at the point of origination with the income statement effect recorded in gains on sales of loans.  The servicing rights are amortized on an individual loan by loan basis over the period of estimated net servicing income.  Impairment of loan servicing rights is assessed based on the fair value of those rights.  We review the carrying value of loan servicing rights quarterly for impairment.  At least annually, we obtain estimates of fair value from outside sources to corroborate the results of the valuation model.  At December 31, 2013 and 2012, the fair values of loan servicing rights were $3.5 million and $2.3 million, respectively.

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

Taxes on Income – We file consolidated income tax returns with our subsidiaries.  Income tax expense is the total of the current year income tax due or refundable, adjusted for permanent differences between items reported in the financial statements and those reported for tax purposes and the change in deferred tax assets and liabilities.  Under the asset and liability method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.  The net deferred tax asset is reflected as a component of other assets on the consolidated balance sheet.

A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized.  Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years.  We recognize net deferred tax assets to the extent that we believe these assets are more likely than not to be realized.  In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-

planning strategies, and results of recent operations.  Management reviewed all evidence and concluded that a valuation allowance was not needed.

Earnings per Common Share –  ASC 260,  Earnings Per Share, provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  We have determined that our unvested restricted stock awards are participating securities.  Accordingly, earnings per common share is computed using the two-class method prescribed by ASC 260.  Using this method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which exclude the outstanding unvested restricted stock.  Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method.  Stock options and warrants, where the exercise price was greater than the average market price of common shares, were not included in the computation of earnings per diluted share as they would have been antidilutive.  For the years ended December 31, 2013, 2012, and 2011, we had 0,  5,000, and 73,814 in antidilutive options to purchase common shares, respectively.  In 2013, an antidilutive warrant to purchase 703,753 shares of common stock was repurchased. This same warrant to purchase 703,753 shares of common stock was outstanding for the years ended December 31, 2012, and 2011.

A reconciliation of the weighted-average common shares used in the calculations of basic and diluted earnings per common share for the reported periods is provided at “Note 13 Earnings per Common Share”.

Share-Based Compensation – The Southwest Bancorp, Inc. 2008 Stock Based Award Plan (the “2008 Stock Plan”), provides selected key employees with the opportunity to acquire common stock through stock options or restricted stock awards.  Compensation cost is recognized based on the fair value of these awards at the date of grant.  The exercise price of all options granted under the 2008 Stock Plan is the fair market value on the grant date, while the market price of our common stock at the date of grant is used for restricted stock awards.  Compensation cost is recognized over the required service period, generally defined as the vesting period.  Depending upon terms of the stock option agreements, stock options generally become exercisable on an annual basis and expire from five to ten years after the date of grant.

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

Note 2:  Investment Securities

A summary of the amortized cost and fair values of investment securities follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At December 31, 2013
Held to Maturity:
Obligations of state and political subdivisions	$11,720	$395	$-	$12,115
Total	$11,720	$395	$-	$12,115

Available for Sale:
Federal agency securities	$123,332	$330	$(2,889)	$120,773
Obligations of state and political subdivisions	33,685	36	(1,085)	32,636
Residential mortgage-backed securities	183,512	1,747	(2,089)	183,170
Asset-backed securities	9,578	-	(96)	9,482
Equity securities	35,316	1,267	(165)	36,418
Total	$385,423	$3,380	$(6,324)	$382,479

At December 31, 2012
Held to Maturity:
Obligations of state and political subdivisions	$12,797	$862	$-	$13,659
Total	$12,797	$862	$-	$13,659

Available for Sale:
Federal agency securities	$114,159	$1,474	$(19)	$115,614
Obligations of state and political subdivisions	34,754	887	(83)	35,558
Residential mortgage-backed securities	200,310	3,668	(303)	203,675
Asset-backed securities	7,794	-	(123)	7,671
Equity securities	1,300	497	-	1,797
Total	$358,317	$6,526	$(528)	$364,315

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal National Mortgage Association (“Fannie Mae”).

Securities with limited marketability, such as Federal Reserve Bank stock, Federal Home Loan Bank stock, and certain other investments, are carried at cost and included in other assets on our Consolidated Statement of Financial Condition.  Total investments carried at cost were $8.1 million and $8.5 million at December 31, 2013 and 2012, respectively.  There are no identified events or changes in circumstances that may have a significant adverse effect on the investments carried at cost.

A comparison of the amortized cost and approximate fair value of our investment securities by maturity date at December 31, 2013 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
One year or less	$20,806	$21,151	$1,941	$1,957
More than one year through five years	167,476	168,675	2,227	2,282
More than five years through ten years	151,933	147,705	4,151	4,265
More than ten years	45,208	44,948	3,401	3,611
Total	$385,423	$382,479	$11,720	$12,115

The foregoing analysis assumes that our residential mortgage-backed securities mature during the period in which they are estimated to prepay.  No other prepayment or repricing assumptions have been applied to our investment securities for this analysis.

Gain or loss on sale or call of investments is based upon the specific identification method.  The 2013 sales of investment securities netted to zero gain. Sales of securities are as follows:

(Dollars in thousands)	2013	2012	2011
Proceeds from sales	$2,744	$6,588	$-
Gross realized gains	(0)	45	-
Gross realized losses	(0)	(10)	-

The following table shows securities with gross unrealized losses and their fair values by the length of time that the individual securities had been in a continuous unrealized loss position at December 31, 2013 and 2012.  Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
		Amortized cost of	Loss Existing for:		Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses
At December 31, 2013
Available for Sale:
Federal agency securities	24	$87,921	$(2,885)	$(4)	$85,032
Obligations of state and political subdivisions	20	31,579	(887)	(198)	30,494
Residential mortgage-backed securities	53	104,667	(2,015)	(74)	102,578
Asset-backed securities	3	9,578	(96)	-	9,482
Other Securities	8	27,728	(165)	-	27,563
Total	108	$261,473	$(6,048)	$(276)	$255,149

At December 31, 2012
Available for Sale:
Federal agency securities	5	$9,887	$(19)	$-	$9,868
Obligations of state and political subdivisions	9	10,457	(83)	-	10,374
Residential mortgage-backed securities	23	46,787	(288)	(15)	46,484
Asset-backed securities	4	7,794	(123)	-	7,671
Total	41	$74,925	$(513)	$(15)	$74,397

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time we expect to receive full value for the securities.  Furthermore, as of December 31, 2013, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not more likely than not that we will have to sell any such securities before a recovery of cost.  The declines in fair value were attributable to increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates.  Management does not believe any of the securities are impaired due to credit quality.  Accordingly, as of December 31, 2013, management believes the impairment of these investments is not deemed to be other-than-temporary.

As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.  Securities with an amortized cost of $292.6 million and $284.2 million were pledged to meet such requirements at December 31, 2013 and 2012, respectively.  Any amount over-pledged can be released at any time.

Note 3:  Loans and Allowance for Loan Losses

We extend commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas.  Our commercial lending operations are concentrated in Oklahoma City, Dallas, Tulsa, and other metropolitan markets in Texas, Kansas, and Oklahoma.  As a result, the collectability of our loan portfolio can be affected by changes in the economic conditions in those states and markets.  Please see “Note 18 Operating Segments” for more detail regarding loans by market.  At December 31, 2013 and 2012, substantially all of our loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.

Our loan classifications were as follows:

	At December 31, 2013		At December 31, 2012
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Real estate mortgage:
Commercial	$740,997	$11,282	$870,975	$18,298
One-to-four family residential	80,058	3,930	70,954	4,881
Real estate construction:
Commercial	143,650	198	130,753	382
One-to-four family residential	4,646	-	3,656	-
Commercial	254,087	971	240,498	2,037
Installment and consumer:
Guaranteed student loans	4,394	-	4,680	-
Other	26,644	46	31,512	109
	1,254,476	16,427	1,353,028	25,707
Less: Allowance for loan losses	(36,607)	(56)	(46,494)	(224)
Total loans, net	$1,217,869	$16,371	$1,306,534	$25,483

Concentrations of Credit.  At December 31, 2013, $417.4 million, or 33%, of our noncovered loans consisted of loans to individuals and businesses in the healthcare industry.  We do not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Loans Held for Sale.  We had loans which were held for sale of $3.1 million and $31.7 million at December 31, 2013 and 2012, respectively.  The decline is due to reclassifying the guaranteed student loans and the United States Department of Agriculture (“USDA”) government guaranteed commercial real estate loans back into the loan portfolio and not actively looking to sell these loans.  These loans were reclassified at their respective book value which approximated fair value.  The loans currently classified as held for sale, primarily residential mortgage loans, are carried at the lower of cost or market value.    A substantial portion of the one-to-four family residential loans and loan servicing rights, if not retained, are primarily sold to one investor.  These mortgage loans are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan.

Loan Servicing.  We earn fees for servicing real estate mortgages and other loans owned by others.  The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned.

The unpaid principal balance of real estate mortgage loans serviced for others totaled $390.7 million and $343.4 million at December 31, 2013 and 2012, respectively.  Loan servicing rights are capitalized based on estimated fair value at the point of origination.  The servicing rights are amortized over the period of estimated net servicing income.

Acquired Loans.  Changes in the carrying amounts and accretable yields for ASC 310.30 loans were as follows for the year ended December 31, 2013 and 2012.

	For the year ended December 31,
	2013		2012
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$1,904	$25,707	$2,402	$37,615
Payments received	-	(6,954)	-	(9,960)
Transfers to other real estate / repossessed assets	(36)	(2,110)	27	(2,365)
Net charge-offs	(1)	(468)	(5)	(151)
Net reclassifications to / from nonaccretable amount	235	-	192	-
Accretion	(505)	252	(712)	568
Balance at end of period	$1,597	$16,427	$1,904	$25,707

Nonperforming / Past Due Loans.  The following table shows the recorded investment in loans on nonaccrual status.

	At December 31,
	2013		2012
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Real estate mortgage:
Commercial	$6,564	$1,202	$18,337	$3,087
One-to-four family residential	456	57	563	52
Real estate construction:
Commercial	2,721	-	3,355	130
Commercial	8,769	-	12,761	324
Other consumer	50	-	88	2
Total nonaccrual loans	$18,560	$1,259	$35,104	$3,595

If interest on nonaccrual loans had been accrued, the interest income as reported in the accompanying consolidated statement of operations would have increased by approximately $1.2 million, $1.2 million, and $5.7 million, for 2013, 2012, and 2011, respectively.

Net cumulative charge-offs against noncovered nonaccrual loans at December 31, 2013 and 2012 were $8.2 million and $8.3 million, respectively.

The following table shows an age analysis of past due loans at the end of the respective reporting period.

		90 days and				Recorded loans
	30-89 days	greater	Total past		Total	> 90 days and
(Dollars in thousands)	past due	past due	due	Current	loans	accruing
At December 31, 2013
Noncovered:
Real estate mortgage:
Commercial	$3,843	$6,564	$10,407	$730,590	$740,997	$-
One-to-four family residential	284	456	740	79,318	80,058	-
Real estate construction:
Commercial	569	2,721	3,290	140,360	143,650	-
One-to-four family residential	-	-	-	4,646	4,646	-
Commercial	1,998	8,819	10,817	243,270	254,087	50
Other	128	53	181	30,857	31,038	3
Total - noncovered	6,822	18,613	25,435	1,229,041	1,254,476	53

Covered:
Real estate mortgage:
Commercial	8	1,202	1,210	10,072	11,282	-
One-to-four family residential	18	57	75	3,855	3,930	-
Real estate construction:
Commercial	-	-	-	198	198	-
Commercial	-	-	-	971	971	-
Other	-	-	-	46	46	-
Total - covered	26	1,259	1,285	15,142	16,427	-
Total	$6,848	$19,872	$26,720	$1,244,183	$1,270,903	$53

At December 31, 2012
Noncovered:
Real estate mortgage:
Commercial	$23,348	$18,337	$41,685	$829,290	$870,975	$-
One-to-four family residential	1,479	1,310	2,789	68,165	70,954	747
Real estate construction:
Commercial	3,501	3,355	6,856	123,897	130,753	-
One-to-four family residential	-	-	-	3,656	3,656	-
Commercial	7,358	15,232	22,590	217,908	240,498	2,471
Other	538	160	698	35,494	36,192	72
Total - noncovered	36,224	38,394	74,618	1,278,410	1,353,028	3,290

Covered:
Real estate mortgage:
Commercial real estate	1,090	3,087	4,177	14,121	18,298	-
One-to-four family residential	-	52	52	4,829	4,881	-
Real estate construction:
Commercial	-	130	130	252	382	-
Commercial	-	324	324	1,713	2,037	-
Other	-	2	2	107	109	-
Total - covered	1,090	3,595	4,685	21,022	25,707	-
Total	$37,314	$41,989	$79,303	$1,299,432	$1,378,735	$3,290

Impaired Loans.  The following table presents loans individually evaluated for impairment by class of loans at the end of the respective reporting period.

	With No Specific Allowance		With A Specific Allowance
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Investment	Balance	Allowance
At December 31, 2013
Noncovered:
Commercial real estate	$32,284	$32,784	$15,446	$15,729	$4,012
One-to-four family residential	456	576	-	-	-
Real estate construction	84	106	2,636	2,762	18
Commercial	1,120	1,254	9,177	14,608	3,863
Other	4	6	46	72	46
Total noncovered	$33,948	$34,726	$27,305	$33,171	$7,939

Covered:
Commercial real estate	$5,793	$6,760	$457	$457	$3
One-to-four family residential	54	54	42	94	4
Total covered	$5,847	$6,814	$499	$551	$7

At December 31, 2012
Noncovered:
Commercial real estate	$29,425	$30,340	$24,630	$27,397	$5,094
One-to-four family residential	563	653	7	7	7
Real estate construction	3,970	7,841	232	256	50
Commercial	3,337	6,975	13,422	13,448	6,492
Other	7	8	81	100	81
Total noncovered	$37,302	$45,817	$38,372	$41,208	$11,724

Covered:
Commercial real estate	$4,325	$5,347	$2,214	$3,979	$22
One-to-four family residential	20	25	52	98	2
Real estate construction	130	308	-	-	-
Commercial	322	1,884	2	3	1
Other	2	4	-	-	-
Total covered	$4,799	$7,568	$2,268	$4,080	$25

The following table presents the average recorded investment and interest income recognized on impaired loans for the year ended December 31, 2013, 2012, and 2011.

	As of and for the year ended December 31,
	2013		2012		2011
	Average		Average		Average
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(Dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Noncovered:
Commercial real estate	$47,835	$1,784	$36,373	$1,517	$10,012	$1,852
One-to-four family residential	362	-	427	8	1,317	8
Real estate construction	2,488	-	4,507	51	8,222	805
Commercial	11,468	87	4,494	137	9,144	746
Other	63	-	104	-	97	-
Total noncovered	$62,216	$1,871	$45,905	$1,713	$28,792	$3,411

Covered:
Commercial real estate	$15,290	$328	$21,110	$184	$26,642	$-
One-to-four family residential	4,283	1	5,627	1	7,926	-
Real estate construction	313	-	1,721	-	6,003	-
Commercial	1,431	-	2,175	-	4,403	-
Other	66	-	158	-	438	-
Total covered	$21,383	$329	$30,791	$185	$45,412	$-

Included in interest income recognized on impaired loans are $2.4 million and  $1.9 million, and $3.3 million,  for December 31, 2013, 2012, and 2011, respectively, in interest on accruing troubled debt restructurings.

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

Troubled debt restructured loans outstanding as of December 31, 2013 and 2012 are as follows:

	At December 31, 2013		At December 31, 2012
(Dollars in thousands)	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial real estate	$44,442	$4,456	$39,170	$2,953
One-to-four family residential	18	162	27	134
Real estate construction	-	-	847	130
Commercial	1,527	648	3,998	351
Consumer	-	46	-	81
Total	$45,987	$5,312	$44,042	$3,649

At December 31, 2013 and 2012,  we had no significant commitments to lend additional funds to debtors whose loan terms have been modified in troubled debt restructuring.

Loans modified as troubled debt restructurings that occurred during the year ended December 31, 2013 and 2012 are shown in the following tables:

	For the year ended December 31,
	2013		2012
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial real estate	9	$4,732	12	$22,713
One-to-four family residential	1	68	3	110
Real estate construction	-	-	1	847
Commercial	5	784	7	3,328
Consumer	-	-	1	80
Total	15	$5,584	24	$27,078

The modifications of loans identified as troubled debt restructurings primarily related to payment extensions and/or reductions in the interest rate.  The financial impact of troubled debt restructurings is not significant.

The following tables present the recorded investment and the number of loans modified as a troubled debt restructuring which subsequently defaulted for the year ended December 31, 2013 and 2012.  Default, for this purpose, is deemed to occur when a loan is 90 days or more past due or transferred to nonaccrual and is within twelve months of restructuring.

	For the year ended December 31,
	2013		2012
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	Investment	Contracts	Investment
Commercial real estate	1	$166	-	$-
Commercial	-	-	3	1,658
Real estate construction	-	-	1	130
Total	1	$166	4	$1,788

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

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans.  As of December 31, 2013 and 2012, based on the most recent analysis performed as of those dates, the risk category of loans by class is as follows:

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At December 31, 2013
Grade:
Pass	$610,929	$81,534	$101,715	$233,132	$30,893	$1,058,203
Special Mention	62,932	1,452	22,576	6,130	141	93,231
Substandard	77,453	944	24,203	11,329	50	113,979
Doubtful	965	58	-	4,467	-	5,490
Total	$752,279	$83,988	$148,494	$255,058	$31,084	$1,270,903

At December 31, 2012
Grade:
Pass	$718,054	$71,975	$83,350	$208,019	$35,897	$1,117,295
Special Mention	88,167	1,901	25,964	7,047	181	123,260
Substandard	80,104	1,923	25,477	26,887	223	134,614
Doubtful	2,948	36	-	582	-	3,566
Total	$889,273	$75,835	$134,791	$242,535	$36,301	$1,378,735

Allowance for Loan Losses.  The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment evaluation method as of December 31, 2013 and 2012.

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At December 31, 2013
Balance at beginning of period	$27,223	$861	$5,271	$12,604	$759	$46,718
Loans charged-off	(806)	(578)	246	(8,599)	(267)	(10,004)
Recoveries	171	253	4,527	2,049	158	7,158
Provision for loan losses	(7,734)	314	(4,521)	4,931	(199)	(7,209)
Balance at end of period	$18,854	$850	$5,523	$10,985	$451	$36,663

Allowance for loan losses ending balance:
Individually evaluated for impairment	$4,012	$-	$18	$3,863	$46	$7,939
Collectively evaluated for impairment	14,839	797	5,505	7,122	405	28,668
Acquired with deteriorated credit quality	3	53	-	-	-	56
Total ending allowance balance	$18,854	$850	$5,523	$10,985	$451	$36,663

Loans receivable ending balance:
Individually evaluated for impairment	$47,730	$456	$2,720	$10,297	$50	$61,253
Collectively evaluated for impairment	693,267	79,602	145,576	243,790	30,988	1,193,223
Acquired with deteriorated credit quality	11,282	3,930	198	971	46	16,427
Total ending loans balance	$752,279	$83,988	$148,494	$255,058	$31,084	$1,270,903

	Commercial	1-4 Family	Real Estate
	Real Estate	Residential	Construction	Commercial	Other	Total
At December 31, 2012
Balance at beginning of period	$21,749	$1,016	$11,177	$9,827	$915	$44,684
Loans charged-off	(2,167)	(269)	-	(4,455)	(649)	(7,540)
Recoveries	58	271	1,972	3,671	495	6,467
Provision for loan losses	7,583	(157)	(7,878)	3,561	(2)	3,107
Balance at end of period	$27,223	$861	$5,271	$12,604	$759	$46,718

Allowance for loan losses ending balances:
Individually evaluated for impairment	$5,094	$7	$50	$6,492	$81	$11,724
Collectively evaluated for impairment	21,975	785	5,221	6,111	678	34,770
Acquired with deteriorated credit quality	154	69	-	1	-	224
Total ending allowance balance	$27,223	$861	$5,271	$12,604	$759	$46,718

Loans receivable ending balance:
Individually evaluated for impairment	$54,055	$570	$4,202	$16,759	$88	$75,674
Collectively evaluated for impairment	816,920	70,384	130,207	223,739	36,104	1,277,354
Acquired with deteriorated credit quality	18,298	4,881	382	2,037	109	25,707
Total ending loans balance	$889,273	$75,835	$134,791	$242,535	$36,301	$1,378,735

	Commercial	1-4 Family	Real Estate
	Real Estate	Residential	Construction	Commercial	Other	Total
At December 31, 2011
Balance at beginning of period	$32,508	$1,597	$19,605	$10,605	$914	$65,229
Loans charged-off	(71,066)	(346)	(62,070)	(22,103)	(1,040)	(156,625)
Recoveries	411	67	1,521	1,864	116	3,979
Provision for loan losses	59,896	(302)	52,121	19,461	925	132,101
Balance at end of period	$21,749	$1,016	$11,177	$9,827	$915	$44,684

Allowance for loan losses ending balances:
Individually evaluated for impairment	$411	$21	$73	$349	$112	$966
Collectively evaluated for impairment	21,198	981	10,846	9,439	803	43,267
Acquired with deteriorated credit quality	140	14	258	39	-	451
Total ending allowance balance	$21,749	$1,016	$11,177	$9,827	$915	$44,684

Loans receivable ending balance:
Individually evaluated for impairment	$21,701	$1,468	$11,983	$10,490	$123	$45,765
Collectively evaluated for impairment	1,006,860	78,907	220,102	335,776	38,463	1,680,108
Acquired with deteriorated credit quality	23,686	7,072	3,746	2,841	270	37,615
Total ending loans balance	$1,052,247	$87,447	$235,831	$349,107	$38,856	$1,763,488

Note 4:  Premises and Equipment

Year-end premises and equipment were as follows:

	At December 31,
(Dollars in thousands)	2013	2012
Land	$6,057	$6,059
Buildings and improvements	21,751	18,237
Furniture, fixtures, and equipment	27,268	30,911
Construction/remodeling in progress	1,159	129
	56,235	55,336
Accumulated depreciation and amortization	(35,402)	(33,645)
Total premises and equipment, net	$20,833	$21,691

Depreciation of premises and equipment totaled $2.5 million in 2013 and 2012, and $2.6 million in 2011.

We lease certain equipment and premises for our operations.  Future minimum annual rental payments required under operating leases, net of sublease agreements, that have initial or remaining lease terms in excess of one year as of December 31, 2013 were as follows:

(Dollars in thousands)
2014	$2,407
2015	2,043
2016	1,204
2017	143
2018	72
Thereafter	-
Total	$5,869

The total rental expense was $2.6 million, $2.5 million, and $2.6 million in 2013, 2012, and 2011, respectively.

Note 5:  Goodwill and Other Intangible Assets

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

Goodwill totaled $1.2 million at December 31, 2013 and 2012, of which, $0.2 million of goodwill is reported in the Oklahoma Banking segment and $1.0 million is reported in the Texas Banking segment.  Further information regarding operating segments can be found in “Note 18 Operating Segments”.

Based on our annual goodwill impairment test as of October 1, 2013 and updated through December 31, 2013, management does not believe any of its goodwill is impaired as of December 31, 2013.  We did not recognize an impairment during the years ended December 31, 2013, 2012 and 2011.

The following table presents the gross carrying amount of other intangible assets and accumulated amortization.

	At December 31,
(Dollars in thousands)	2013	2012
Core deposit premiums	$5,400	$5,400
Less accumulated amortization	(3,343)	(2,857)
Core deposit premiums, net	2,057	2,543

Loan servicing rights	11,689	10,257
Less accumulated amortization	(8,766)	(7,936)
Loan servicing rights, net	2,923	2,321

Other intangible assets, net	$4,980	$4,864

Core deposit intangibles are amortized using an economic life method based on deposit attrition.  As a result, amortization will decline over time with most of the amortization occurring during the initial years.  The weighted average amortization period for core deposit intangibles is approximately 10 years.  Amortization expense related to core deposit intangibles totaled $0.5  million in 2013, 2012, and 2011.

During 2013 and 2012,  we had recorded loan servicing right amortization expense of $0.8 million and $0.7 million, respectively.

The estimated aggregate future amortization expense for other intangible assets remaining as of December 31, 2013 is as follows:

(Dollars in thousands)	Core Deposit Premiums	Loan Servicing Rights	Total
2014	$514	$512	$1,026
2015	474	476	950
2016	425	400	825
2017	249	333	582
2018	182	274	456
Thereafter	213	928	1,141
	$2,057	$2,923	$4,980

Note 6:  Fair Value Measurements

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

The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies.  However, considerable judgment is required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amount we could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.  There were no changes in valuation methods used to estimate fair value during the year ended December 31, 2013.

A description of the valuation methodologies used for instruments measured at fair value on a recurring basis is as follows:

Loans held for sale – Real estate mortgage loans held for sale are carried at the lower of cost or market, which is determined on an individual loan basis.  The fair value of loans held for sale is based on existing investor commitments. Guaranteed student loans held for sale are carried at the lower of cost or market, which is determined on an aggregate basis.

Available for sale securities – The fair value of U.S. Government and federal agency securities, equity securities, and residential mortgage-backed securities is estimated based on quoted market prices or dealer quotes.  The fair value of other investments such as obligations of state and political subdivisions is estimated based on quoted market prices, when available.  We obtain fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and bond’s terms and conditions, among other things.  We review the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices.

The fair value of a single private equity investment is estimated based on our proportionate share of the net asset value, $2.4 million and $1.7 million as of December 31, 2013 and December 31, 2012, respectively.  The investee invests in small and mid-sized U.S. financial institutions and other financial-related companies.  This investment has a quarterly redemption with sixty-five days’ notice.

Derivative instrument – We utilize an interest rate swap agreement to convert one of our variable-rate subordinated debentures to a fixed rate (cash flow hedge).  The fair value of the interest rate swap agreement is obtained from dealer quotes.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2013 and 2012.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2013
Loans held for sale:
Student loans	$-	$-	$-	$-
One-to-four family residential	2,235	-	2,235	-
Government guaranteed commercial real estate	769	-	769	-
Other loans held for sale	56	-	56	-

Available for sale securities:
Federal agency securities	120,773	-	120,773	-
Obligations of state and political subdivisions	32,636	-	32,636	-
Residential mortgage-backed securities	183,170	-	183,170	-
Asset-backed securities	9,482		9,482
Other securities	36,418	151	36,267	-

Derivative instrument	(1,967)	-	(1,967)	-
Total	$383,572	$151	$383,421	$-

At December 31, 2012
Loans held for sale:
Student loans	$4,680	$-	$4,680	$-
One-to-four family residential	5,112	-	5,112	-
Government guaranteed commercial real estate	21,794	-	21,794	-
Other loans held for sale	96	-	96	-

Available for sale securities:
Federal agency securities	115,614	-	115,614	-
Obligations of state and political subdivisions	35,558	-	35,558	-
Residential mortgage-backed securities	203,675	-	203,675	-
Asset-backed securities	7,671		7,671
Other securities	1,797	111	1,686	-

Derivative instrument	(3,195)	-	(3,195)	-
Total	$392,802	$111	$392,691	$-

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

Assets that are measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012 are summarized below.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
At December 31, 2013
Noncovered impaired loans at fair value :
Commercial real estate	$20,423	$-	$20,423	$-	$3,075
One-to-four family residential	-	-	-	-	-
Real estate construction	2,636	-	2,636	-	(18)
Commercial	9,176	-	9,176	-	(2,989)
Other consumer	46	-	46	-	35

Noncovered other real estate	560	-	560	-	(1,520)
Covered other real estate	2,094	-	2,094	-	(702)
Mortgage loan servicing rights	3,492	-	-	3,492	-
Total	$38,427	$-	$34,935	$3,492	$(2,119)

At December 31, 2012
Noncovered impaired loans at fair value :
Commercial real estate	$33,137	$-	$33,137	$-	$(6,674)
One-to-four family residential	23	-	23	-	(7)
Real estate construction	232	-	232	-	3,532
Commercial	13,473	-	13,473	-	(6,637)
Other consumer	81	-	81	-	31

Noncovered other real estate	11,315	-	11,315	-	(3,998)
Covered other real estate	3,643	-	3,643	-	(180)
Mortgage loan servicing rights	2,321	-	-	2,321	(465)
Total	$64,225	$-	$61,904	$2,321	$(14,398)

Noncovered impaired loans measured at fair value with a carrying amount of $45.5 million were written down to a fair value of $32.3 million, resulting in a life-to-date impairment of $27.3 million, of which $0.1 million was included in the provision for loan losses for the year ended December 31, 2013.  As of December 31, 2012, noncovered impaired loans measured at fair value with a carrying amount of $61.0 million were written down to the fair value of $46.9 million at December 31, 2012, resulting in a life-to-date impairment charge of $14.1 million, of which $9.8 million was included in the provision for loan losses for the year ended December 31, 2012.

As of December 31, 2013, noncovered and covered other real estate assets were written down to their fair values, resulting in an impairment charge of approximately $1.5 million and $0.7 million, respectively, which was included in noninterest expense for the year ended December 31, 2013.  In the prior year, noncovered and covered other real estate assets were written down to their respective fair values, resulting in impairment charges of $4.0 million and $0.2 million, respectively, which were included in noninterest expense for the year ended December 31, 2012.

For the year ended December 31, 2013, no impairment of mortgage loan servicing rights was incurred. As of December 31, 2012, mortgage loan servicing rights were written down to their fair value, resulting in an impairment charge of  $0.5 million, which were included in noninterest income for the period.

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

Loans, net of allowance – Fair values are estimated for certain homogenous categories of loans adjusted for differences in loan characteristics.  Our loans have been aggregated by categories consisting of commercial, real estate, student, and other consumer.  The fair value of loans is estimated by discounting the cash flows using risks inherent in the loan category and interest rates currently offered for loans with similar terms and credit risks.

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

Subordinated debentures – Two subordinated debentures have floating rates that reset quarterly.  The fair value of the floating rate subordinated debentures approximates carrying value at December 31, 2013 and December 31, 2012.  A third subordinated debenture with a fixed rate was redeemed on September 15, 2013. The fair value of the fixed rate subordinated debenture was based on market price.

The carrying values and estimated fair values of our financial instruments segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	At December 31, 2013		At December 31, 2012
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$279,839	$279,839	$288,079	$288,079
Securities held to maturity	11,720	12,115	12,797	13,659
Accrued interest receivable	5,335	5,335	6,365	6,365
Investments included in other assets	8,140	8,140	8,531	8,531
Level 3 inputs:
Total loans, net of allowance	1,234,240	1,190,869	1,332,017	1,301,942
Financial liabilities:
Level 2 inputs:
Deposits	1,584,086	1,486,939	1,709,578	1,666,653
Accrued interest payable	832	832	1,116	1,116
Other liabilities	8,248	8,248	9,985	9,985
Derivative instrument	1,967	1,967	3,195	3,195
Other borrowings	80,632	83,593	70,362	74,057
Subordinated debentures	46,393	46,393	81,963	82,998

Note 7:  Deposits

The following table summarizes deposits as of December 31, 2013 and 2012.

(Dollars in thousands)	2013	2012
Noninterest-bearing demand	$444,796	$424,008
Interest-bearing demand	120,156	112,012
Money market accounts	439,981	423,417
Savings accounts	41,727	37,693
Time deposits of $100,000 or more	251,185	351,273
Other time deposits	286,241	361,175
Total deposits	$1,584,086	$1,709,578

The total amount of overdrawn deposit accounts that were reclassified as loans at December 31, 2013 and 2012 was $0.5 million and $0.4 million, respectively.

Some of our interest-bearing deposits were obtained through brokered transactions and we participate in the Certificate of Deposit Account Registry Service (“CDARS”).  There were no brokered certificate of deposits as of December 31, 2013 and 2012.  CDARS deposits totaled $1.3 million at December 31, 2013 and $9.9 million at December 31, 2012.  There were no  capital market certificate of deposits at December 31, 2013 and December 31, 2012.

Scheduled time deposit maturities as of December 31, 2013 are as follows:

(Dollars in thousands)
2014	$ 380,504
2015	96,028
2016	31,540
2017	20,738
2018	8,616
Thereafter	-
Total time deposits	$ 537,426

Note 8:  Borrowed Funds

We have available various forms of other borrowings for cash management and liquidity purposes.  These forms of borrowings include short term federal funds purchased and securities sold under agreements to repurchase, and advances from the FHLB and the FRB.  The following table summarizes borrowed funds for the periods indicated:

	2013			2012
(Dollars in thousands)	Balance at December 31	Average Balance	Weighted Average Rate	Balance at December 31	Average Balance	Weighted Average Rate
Securities sold under repurchase
agreements	$55,632	$49,115	0.05%	$45,362	$36,823	0.05%
Federal Home Loan Bank advances	25,000	25,000	3.47	25,000	25,000	3.48
	$80,632			$70,362

We have approved federal funds purchase lines totaling $150.0 million with five financial entities.  We sell securities under agreements to repurchase with us retaining custody of the collateral.  Collateral consists of direct obligations of U.S. Government and Federal Agency issues, which are designated as pledged with our safekeeping agent.  The type of collateral required, the retention of the collateral, and the security sold, minimize our risk of exposure to loss.  These transactions are for one-to-four day periods.  At December 31, 2013 and 2012,  no repurchase agreement exceeded 10% of equity capital.

We have entered into an agreement with the FHLB to obtain advances from the FHLB from time to time.  At December 31, 2013, the Bank SNB FHLB line of credit had an outstanding balance of $25.0 million.  The terms of the agreement are set forth in the Advance, Pledge and Security Agreement (the “Agreement”).  The FHLB requires that we pledge collateral on such advances.  Under the terms of the Agreement, the discounted value of the collateral, as defined by the FHLB, should at all times be at least equal to the amount borrowed by us.  Such advances outstanding are subject to a blanket collateral arrangement, which requires the pledging of eligible collateral to secure such advances.  Such collateral principally includes certain loans and securities.  At December 31, 2013 and 2012, loans pledged under the Agreement were $517.8 million and $532.9 million, and investment securities pledged (at carrying value) were $50.1 million and $12.2 million, respectively.  There are no scheduled minimum future principal payments on the FHLB line of credit until after 2016.

We are qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program.  Collateral under this program consists of pledged selected commercial and industrial loans.  Currently, the collateral will allow us to borrow up to $44.6 million.  We also have substantial unused borrowing availability in the form of unsecured brokered certificate of deposits program from Bank of America Merrill Lynch, Morgan Stanley & Co., Citigroup Global Markets, Inc., Wells Fargo Bank, NA, UBS Securities LLC, and RBC Capital Markets Corp.  In conjunction with these lines of credit, we had no retail certificates of deposit included in total deposits at December 31, 2013 and 2012.

Note 9:  Trust Preferred Securities and Subordinated Debentures

At December 31, 2013 and 2012,  we had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts.

At December 31, 2013

(Dollars in thousands)	Subordinated Debentures Owed to Trusts	Trust Preferred Securities of the Trusts	Rates	Final Maturity Date
OKSB Statutory Trust I	$20,619	$20,000	3.35%	June 26, 2033
SBI Capital Trust II	25,774	25,000	3.09%	October 7, 2033
	$46,393	$45,000

At December 31, 2012
(Dollars in thousands)	Subordinated Debentures Owed to Trusts	Trust Preferred Securities of the Trusts	Rates	Final Maturity Date
OKSB Statutory Trust I	$20,619	$20,000	3.41%	June 26, 2033
SBI Capital Trust II	25,774	25,000	3.19%	October 7, 2033
Southwest Capital Trust II	35,570	34,500	10.50%	September 15, 2038
	$81,963	$79,500

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

In July 2008, our subsidiary, Southwest Capital Trust II, sold to investors in a public offering $34.5 million of 10.50% trust preferred securities (the “OKSBP Trust Preferred”).  In addition to these trust preferred securities, Southwest Capital Trust II sold $1.1 million of trust common equity to us.  The aggregated proceeds of $35.6 million were used to purchase an equal amount of our 10.50% subordinated debentures (the “OKSBP Subordinated Debentures”).    On September 15, 2013, we redeemed all of the OKSBP Trust Preferred pursuant to the optional redemption provisions provided in the documents governing the OKSBP Trust Preferred.  The OKSBP Trust Preferred were redeemed at the liquidation amount of $25 per trust preferred security plus accrued and unpaid distributions to the redemption date of September 15, 2013; settlement occurred on September 16, 2013.  We also redeemed $1.07 million in common securities issued by Southwest Capital Trust II and related to the OKSBP Trust Preferred.  Following the redemption, our capital levels remained well in excess of the regulatory minimum for well capitalized status.  The redemption was funded with cash on hand.

At December 31, 2013, we had an aggregate of $46.4 million of subordinated debentures outstanding and had an asset of $1.4 million representing our total investment in the common equity issued by the Trusts.  The sole assets of the Trusts are the subordinated debentures and the liabilities of the Trusts of the OKSB Trust Preferred and SBI II Trust Preferred.  We have, through various contractual arrangements, unconditionally guaranteed payment of all obligations of our Trusts with respect to our OKSB Trust Preferred and our SBI II Trust Preferred.

The OKSB Trust Preferred, the OKSB Subordinated Debentures, the SBI II Trust Preferred, and the SBI II Subordinated Debentures, mature at or near the thirtieth anniversary date of their issuance.  However, if certain conditions are met, the OKSB Trust Preferred and the OKSB Subordinated Debentures and the SBI II Trust Preferred and the SBI II Subordinated Debentures may be called at our discretion with thirty days’ notice.

We, OKSB Statutory Trust I, and SBI Capital Trust II believe that, taken together, our obligations under the Trust Preferred Guarantee Agreements, the Amended and Restated Trust Agreements, the Subordinated Debentures, the Indentures and the Agreements as to Expenses and Liabilities, entered into in connection with the offering of the Trust Preferred and the Subordinated Debentures, in the aggregate constitute a full and unconditional guarantee by us of the obligations of OKSB Statutory Trust I and SBI Capital Trust II under the Trust Preferred.

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

Southwest Capital Trust II was a Delaware statutory trust created for the purpose of issuing the OKSBP Trust Preferred and purchasing the OKSBP Subordinated Debentures, which are its sole assets. All trust assets were redeemed on September 15, 2013.

Each of the Trust Preferred issuances meets the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Trust Preferred and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital.  At December 31, 2013, $45.0 million of the Trust Preferred was included in Tier I capital.

We de-consolidate our investments in OKSB Statutory Trust I and SBI Capital Trust II (the “Trusts”) in this Annual Report and all future reports.  Due to this required de-consolidation, the trust preferred securities are not presented on the consolidated statements of financial condition and the subordinated debentures are presented on the consolidated statements of financial condition as a separate liability category.

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

Note 10:  Derivative Instruments

We have an interest rate swap agreement with a total notional amount of $25.0 million.  The interest rate swap contract was designated as a cash flow hedging instrument with the objective of protecting the overall cash flow from our quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven year period beginning February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month London Interbank Offered Rate (“LIBOR”).  Under the swap, we will pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85%  on a total notional amount of $25.0 million, with quarterly settlements.  The rate received by us as of December 31, 2013 was 3.09%.

The estimated fair value of the interest rate derivative contract outstanding as of December 31, 2013 and 2012 resulted in a pre-tax loss of $2.0  million and $3.2 million, respectively, and was included in other liabilities in the Consolidated Statement of Financial Condition.

The effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument, a $0.7 million gain and a $0.2 million loss for the year ended December 31, 2013 and 2012, respectively, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense.  No ineffectiveness related to the interest rate derivative was recognized during either reporting period.

Net cash flows as a result of the interest rate swap agreement were $0.8 million  for year ended December 31, 2013 and $0.7 million for the year ended 2012, and were included in interest expense on subordinated debentures.

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

The fair value of cash and securities posted as collateral by us related to the derivative contract was $4.1 million and $4.2 million at December 31, 2013 and 2012, respectively.

Note 11:  Taxes on Income

The components of taxes on income follow:

	For the Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Current tax (benefit) expense:
Federal	$462	$712	$(18,319)
State	74	232	(4,875)
Deferred tax expense (benefit):
Federal	9,362	8,145	(18,375)
State	858	794	(2,088)
Taxes on income	$10,756	$9,883	$(43,657)

A reconciliation from the expected tax expense (benefit) using the U.S. Federal income tax rate of 35% to consolidated effective income tax expense (benefit) follows:

	For the Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Computed tax (benefit) expense at statutory rates	$9,867	$9,124	$(39,183)
Increase (decrease) in income taxes resulting from:
Benefit of income not subject to U.S. Federal income tax	(213)	(213)	(165)
Expenses not deductible for U.S. Federal income tax	96	150	124
State income taxes, net of Federal income tax benefit	749	476	(3,755)
Reversal of FIN 48 reserve	-	-	(953)
State payment or refund from prior periods (federally tax affected)	-	50	-
Tax credit recapture	76	-	-
Other	181	296	275
Taxes on income	$10,756	$9,883	$(43,657)

The calculated year-to-date effective tax rate is 38.2% for 2013,  37.9% for 2012, and (39.0%) for 2011.

At December 31, 2013,  we had $10.7 million federal net operating loss carryforward expiring in 2031, $53.1 million of state net operating loss carryforward expiring in 2031, and $0.6 million of state net operating loss carryforward expiring in 2021.  In addition, we had $2.5 million alternative minimum tax credit that can be carried forward indefinitely.

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of certain income and expense items for financial statement reporting purposes.  A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

We conducted an analysis to assess the need for a valuation allowance at December 31, 2013. As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance for deferred tax assets was needed.  In accordance with ASC 740, Income Taxes, a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized.  The future realization of the tax benefit depends on the existence of sufficient taxable income within the carryback and carryforward periods.

As part of our analysis, we considered the following positive evidence:

•	Taxes paid in prior carryback years;
•	Ability to carryforward federal and Oklahoma tax losses for 20 years;
•	Long history of earnings profitability;
•	Projected future taxable income, exclusive of tax planning strategies, sufficient to utilize the deferred tax assets;
•	Current year income exceeding forecasted income;
•	Improvement in overall asset quality and related credit metrics;
•	Redemption of Trust Preferred Securities; and
•	Change in executive management.

Due to the loss incurred in 2011, we remain in a three-year cumulative pretax loss position that is considered significant negative evidence in the determination of the need for a valuation allowance.  Included in the three-year pretax loss position is $101.0 million related to the nonrecurring sale of nonperforming assets and potential problem loans during 2011.  Management believes that the combination of a strong history of taxable income, the quick utilization of existing net operating loss carryforwards, and projected pre-tax income in future years represents positive evidence that the tax benefit will be realized.  While realization of the deferred tax benefits is not assured, it is management’s judgment, after review of all available evidence and based on the weight of such evidence, that a valuation allowance is not necessary, as realization of these benefits meets the “more likely than not” standard.

Net deferred tax assets of $24.9 million and $32.2 million at December 31, 2013 and 2012, respectively, are reflected in the accompanying consolidated statements of financial condition in other assets.

Temporary differences that give rise to the deferred tax assets include the following:

	At December 31,
(Dollars in thousands)	2013	2012
Deferred tax assets:
Provision for loan losses	$15,072	$19,246
Net operating loss carryforward	5,065	12,674
Tax credit carryforward	3,443	3,070
Write-downs on other real estate	-	1,669
Nonaccrual loan interest	539	527
Deferred compensation & profit sharing accrual	173	551
Investments	468	457
Section 597 gain - FDIC-assisted acquisition	1,214	(119)
Accrued Expenses	812	-
Other	43	(51)
Total deferred tax assets	26,829	38,024

Deferred tax liabilities:
Accumulated depreciation	(2,476)	(2,835)
Amortizable assets	(614)	(749)
Dividend - Equity vs. Cost Method	(316)	(492)
Prepaid expenses	(188)	(254)
FHLB stock dividends	(192)	(220)
Stock-based compensation	(6)	(216)
Total deferred tax liabilities	(3,792)	(4,766)
Deferred taxes (payable) receivable on investment
securities available for sale	1,900	(1,075)
Net deferred tax asset	$24,937	$32,183

We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to U.S. federal or state tax examinations for years before 2010.  On February 15, 2012, we were notified by the Internal Revenue Service that the 2009 income tax filing was under audit and on January 14, 2013, we received final notice that the examination was completed with no adjustments proposed.  Additionally, as procedurally required, our company’s 2010 and 2011 federal returns were examined in connection with the 2011 net operating loss carryback and no adjustments were required.

Unrecognized Tax Benefits – ASC 740, Income Taxes, provides guidance on the recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties.  As of December 31, 2013, we have no unrecognized tax benefits related to Federal or State income tax matters and do not anticipate any changes within the next twelve months.  Additionally, no interest and penalties have been accrued related to uncertain tax positions.

Note 12:  Shareholders’ Equity

On December 5, 2008,  we issued to the United States Department of the Treasury (the “Treasury Department”) 70,000 shares of Fixed Rate Cumulative Preferred Stock, Series B, par value $1,000 per share (the “Series B Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total price of $70.0 million.  The Series B Preferred Stock paid cumulative dividends at a rate of 5% per year for the first 5 years and thereafter at a rate of 9% per year.  As part of its purchase of the Series B Preferred Stock, the Treasury Department received a warrant to purchase 703,753 shares of common stock at an initial per share exercise price of $14.92.  The warrant expires ten years from the issuance date.  Pursuant to the Securities Purchase Agreement, the Treasury Department agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant.

We allocated $66.3 million to the Series B Preferred Stock and $3.7 million to the warrant based on their relative fair values at the issue date.  The amount allocated to the warrant was accreted over the estimated life of the Series B Preferred Stock using five years.  Such accretion for the year ended December 31, 2013 was $0 million and $1.5 million for the year ended December 31, 2012, and $0.7 million for December 31, 2011.

In August 2012, we repurchased from the Treasury Department all 70,000 outstanding shares of our Series B Preferred Stock. As a result of the repurchase, we took a one-time, non-cash equity charge of approximately $1.2 million to reflect accelerated accretion of the remaining discount on the Series B Preferred.

On May 29, 2013, we repurchased the warrant issued to the Treasury Department as part of the TARP Capital Purchase Program (CPP) for a purchase price of $2.3 million.  The repurchase of the warrant completed our repurchase of all securities issued to the Treasury in connection with the CPP.

We have reserved for issuance 150,000 shares of common stock pursuant to the terms of the Employee Stock Purchase Plan.  The Employee Stock Purchase Plan allows our employees to acquire additional common shares through payroll deductions.  From July 1999 to August 2009, shares issued out of this plan came from treasury shares, subsequent shares issued came from the reserved shares.  As of December 31, 2013, 56,136 new shares had been issued and 52,500 treasury shares had been reissued under this plan.

We have reserved 800,000 shares of common stock pursuant to the terms of the 2008 Stock Plan.  The 2008 Stock Plan provides selected key employees with the opportunity to acquire common stock.  As of December 31, 2013, 323,927 new shares had been issued and 25,725 treasury shares had been reissued by the 2008 Stock Plan.

Note 13:  Earnings per Common Share

The following table shows the computation of basic and diluted earnings per common share:

(Dollars in thousands, except earnings per share data)	2013	2012	2011
Numerator:
Net income (loss)	$17,435	$16,187	$(68,295)
Preferred dividend	-	(2,196)	(3,522)
Warrant amortization	-	(1,545)	(731)
Net income (loss) available to common shareholders	17,435	12,446	(72,548)
Earnings allocated to participating securities	(139)	-	-
Numerator for basic earnings per common share	$17,296	$12,446	$(72,548)
Effect of reallocating undistributed earnings
of participating securities	139	-	-
Numerator for diluted earnings per common share	$17,435	$12,446	$(72,548)

Denominator:
Denominator for basic earnings per common share	19,516,776	19,374,098	19,414,231
Dilutive effect of stock compensation	87,469	-	-
Denominator for diluted earnings per common share	19,604,245	19,374,098	19,414,231

Earnings per common share:
Basic	$0.89	$0.64	$(3.73)
Diluted	$0.89	$0.64	$(3.73)

Note 14:  Capital Requirements and Regulatory Matters

We and Bank SNB are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our and Bank SNB’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we and Bank SNB must meet specific capital guidelines that involve quantitative measures of our and Bank SNB’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  Our and Bank SNB’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require us and Bank SNB to maintain minimum amounts of Total and Tier I Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined).

Management believes that, as of December 31, 2013, we and Bank SNB met all capital adequacy requirements and that as of December 31, 2012, we, Stillwater National, and Bank of Kansas met all capital adequacy requirements.

As of December 31, 2013, Bank SNB was categorized as well-capitalized under the regulatory framework for prompt corrective action.  As of December 31, 2012, Stillwater National and Bank of Kansas were categorized as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.

A summary of actual capital amounts and ratios as of December 31, 2013 are presented below.

			To Be Well Capitalized
			Under Prompt Corrective				For Capital
	Actual		Action Provisions				Adequacy Purposes
(Dollars in thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of December 31, 2013:
Total Capital (to risk-weighted assets)
Southwest	$310,867	21.59%	$	N/A	N/A	%	$115,194	8.00%
Bank SNB	284,388	19.83		143,413	10.00		114,730	8.00
Tier I Capital (to risk-weighted assets)
Southwest	292,051	20.28		N/A	N/A		57,597	4.00
Bank SNB	266,132	18.56		86,048	6.00		57,365	4.00
Tier I Leverage (to average assets)
Southwest	292,051	14.86		N/A	N/A		78,597	4.00
Bank SNB	266,132	13.62		97,719	5.00		78,175	4.00

A summary of actual capital amounts and ratios of Stillwater National and Bank of Kansas as of December 31, 2012 are presented below.

			To Be Well Capitalized
			Under Prompt Corrective				For Capital
	Actual		Action Provisions				Adequacy Purposes
(Dollars in thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of December 31, 2012:
Total Capital (to risk-weighted assets)
Southwest	$339,964	21.56%	$	N/A	N/A	%	$126,122	8.00%
Stillwater National	269,323	19.55		137,793	10.00		110,234	8.00
Bank of Kansas	33,356	18.37		18,161	10.00		14,529	8.00
Tier I Capital (to risk-weighted assets)
Southwest	319,665	20.28		N/A	N/A		63,061	4.00
Stillwater National	236,705	17.18		82,676	6.00		55,117	4.00
Bank of Kansas	31,064	17.10		10,896	6.00		7,264	4.00
Tier I Leverage (to average assets)
Southwest	319,665	15.01		N/A	N/A		85,201	4.00
Stillwater National	236,705	13.14		90,088	5.00		72,070	4.00
Bank of Kansas	31,064	10.02		15,506	5.00		12,405	4.00

The approval of the OCC is required if the total of all dividends declared by Bank SNB in any calendar year exceeds the total of its net profits of that year combined with its retained net profits of the preceding two years.  In addition, Bank SNB may not pay a dividend if, after paying the dividend, Bank SNB would be undercapitalized.  For the year ended December 31, 2013,  Bank SNB declared $19.5 million in dividends. For the year ended December 31, 2012, Bank SNB declared $65.0 million in dividends, and no dividends were declared by Bank SNB for the year ended December 31, 2011.

Note 15:  Employee Benefits

We sponsor a 401(k) defined contribution savings plan. The plan covers all employees who have completed one year of service and have attained the age of 21.  The plan is subject to the Employee Retirement Income Security Act of 1974, as amended.  This plan permits participants to make before or after-tax contributions in an amount not exceeding 90% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations.  We will make an annual nonelective contribution of 3% of eligible compensation.  We made contributions of $1.0 million and  $0.7 million in 2013 and 2012, respectively.

Stock Options – We recorded no share-based compensation expense with respect to stock options for the years ended December 31, 2013 and 2012. The share-based compensation is calculated using the accrual method, which treats each vesting tranche as a separate award and amortizes expense evenly from grant date to vest date for each tranche.  The amortization of stock-based compensation reflects actual forfeitures, and as of December 31, 2013, there was no unrecognized compensation expense.  The deferred tax asset that was recorded related to this compensation expense was approximately $0 for tax years 2013 and 2012 and $92,000 for tax year 2011.

We have computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model.  No options were granted in 2013, 2012, or in 2011.

A summary of option activity under the Stock Plans as of December 31, 2013 and changes during the three-year period then ended is presented below.

			Weighted
		Weighted	Average Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (dollars
	Options	Price	Life (Years)	in thousands)
Outstanding at December 31, 2010	202,215	$24.00
Granted	-	-
Exercised	-	-
Canceled/expired	(128,401)	23.59
Outstanding at December 31, 2011	73,814	$24.72
Granted	-	-
Exercised	-	-
Canceled/expired	(68,814)	25.28
Outstanding at December 31, 2012	5,000	$16.93
Granted	-	-
Exercised	-	-
Canceled/expired	(5,000)	16.93
Outstanding at December 31, 2013	-	$-	-	-

Total exercisable at December 31, 2011	73,814	$24.72
Total exercisable at December 31, 2012	5,000	$16.93
Total exercisable at December 31, 2013	-	$-		-

No stock options were exercised in 2013, 2012 and 2011.

Restricted Stock - Restricted shares granted as of December 31, 2013, 2012 and 2011 was 401,844,  200,798, and 120,298, respectively.  We recognized $0.7 million for the year ended December 31, 2013 and $0.1 million for the year ended December 31, 2012 and $0.2 million for the year ended December 31, 2011, in compensation expense, net of tax, related to all restricted shares outstanding.  At December 31, 2013, there was $0.7 million of total unrecognized compensation expense related to restricted shares granted under the 2008 Stock Plan. Of the total unrecognized compensation expense at December 31, 2013, $0.4 million will be recognized in 2014, and the remainder will be recognized the following three years.

The 2013 and 2012 grants of restricted stock have a vesting period between six months to 3 years.  The restrictions on the shares expire one year after the award date or upon a change in control of us (subject to the prohibition on parachute payments imposed by the American Reinvestment and Recovery Act) or the permanent and total disability or death of the participant.  We recognize compensation expense over the restricted period.

Note 16:  Related Party Transactions

Directors and officers of us and Bank SNB were customers of, and had transactions with, us in the ordinary course of business, and similar transactions are expected in the future.  All loans included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and in management’s opinion did not involve more than normal risk of loss or present other unfavorable features.  Certain directors, and companies in which they have ownership interests, had indebtedness to us totaling $3.2 million and $3.7 million at December 31, 2013 and 2012, respectively.  During 2013, $9.4 million of new loans and advances on existing loans were made to these persons and repayments totaled $9.9 million.

At December 31, 2013 and 2012, directors, officers and other related parties had demand, non-interest bearing deposits of $1.7 million and $2.4 million, respectively, savings and interest-bearing transaction accounts of $17.0 million and $12.3 million, respectively, and time certificates of deposit of $0.7 million and $0.8 million, respectively.

Note  17:  Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies

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

The following table provides a summary of our off-balance sheet financial instruments:

	At December 31,
(Dollars in thousands)	2013	2012
Commitments to extend commercial and real estate mortgage credit	$323,925	$248,337
Standby and commercial letters of credit	5,800	6,744
Total	$329,725	$255,081

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

Severance Compensation Plan and Change in Control Agreements – We have adopted a Severance Compensation Plan and a Change of Control Agreement (the “Plans”) for the benefit of certain officers and key members of management.  The Plan’s purpose is to protect and retain certain qualified employees in the event of a change in control and to reward those qualified employees for loyal service to us by providing severance compensation to them upon their involuntary termination of employment after a change in control of Southwest.  At December 31, 2013,  we have not recorded any amounts in the Consolidated Financial Statements relating to the Plans.  If a change of control were to occur, the maximum amount payable to certain officers and key members of management would approximate $4.8  million.

Note 18:  Operating Segments

We operate five principal segments:  Oklahoma Banking, Texas Banking, Kansas Banking,  Mortgage Banking, and Other Operations.  The Oklahoma Banking segment, the Texas Banking segment, and the Kansas Banking segment provide deposit and lending services.  The Mortgage Banking segment consists of residential mortgage lending services to customers.    Prior to 2013, the Mortgage Banking segment included all loans available for sale in the secondary market.  This adjustment had an immaterial impact on interest income for 2012 and 2011.  Other Operations includes our funds management unit and corporate investments.

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

The following table summarizes financial results by operating segment:

For the year ended December 31,2013
	Oklahoma	Texas	Kansas	Mortgage	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Operations*	Company

Net interest income	$34,725	$18,949	$10,527	$670	$(2,221)	$62,650
Provision for loan losses	(486)	(6,403)	(472)	148	4	(7,209)
Noninterest income	6,943	1,305	1,944	2,701	750	13,643
Noninterest expenses	28,000	9,494	11,898	2,287	3,632	55,311
Income (loss) before taxes	14,154	17,163	1,045	936	(5,107)	28,191
Taxes on income	5,400	6,548	399	357	(1,948)	10,756
Net income (loss)	$8,754	$10,615	$646	$579	$(3,159)	$17,435

* Includes externally generated loss of $1.6 million, primarily from investing services, and an internally generated revenue of $0.1 million from the funds management unit

Fixed asset expenditures	$85	$ $ 9	$ $ 8	$-	$ $ 1,753	$1,855
Total loans at period end	681,991	366,697	198,992	23,215	8	1,270,903
Total assets at period end	686,736	361,058	203,631	26,162	703,836	1,981,423
Total deposits at period end	1,113,715	207,227	247,884	1,895	13,365	1,584,086

For the year ended December 31,2012
	Oklahoma	Texas	Kansas	Mortgage	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Operations*	Company

Net interest income	$37,954	$25,190	$9,685	$1,370	$2,364	$76,563
Provision for loan losses	448	5,364	(2,705)	-	-	3,107
Noninterest income	7,697	1,854	2,440	2,771	1,174	15,936
Noninterest expenses	29,406	12,848	13,767	2,430	4,871	63,322
Income (loss) before taxes	15,797	8,832	1,063	1,711	(1,333)	26,070
Taxes on income	5,989	3,348	403	649	(506)	9,883
Net income (loss)	$9,808	$5,484	$660	$1,062	$(827)	$16,187

* Includes externally generated revenue of $0.8 million, primarily from investing services, and an internally generated revenue of $2.8 million from the funds management unit

Fixed asset expenditures	$178	$ $ 71	$ $ 8	$-	$ $ 1,362	$1,619
Total loans at period end	652,121	520,481	174,451	31,682	-	1,378,735
Total assets at period end	664,607	515,675	178,291	34,304	729,378	2,122,255
Total deposits at period end	1,254,348	166,919	270,368	2,420	15,523	1,709,578

For the year ended December 31,2011
	Oklahoma	Texas	Kansas	Mortgage	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Operations*	Company

Net interest income	$43,005	$29,820	$12,414	$1,438	$9,655	$96,332
Provision for loan losses	27,087	98,335	6,679	-	-	132,101
Noninterest income	7,781	1,856	2,065	1,297	1,019	14,018
Noninterest expenses	36,402	28,727	19,131	2,121	3,820	90,201
Income (loss) before taxes	(12,703)	(95,386)	(11,331)	614	6,854	(111,952)
Taxes on income	(4,955)	(37,196)	(4,419)	240	2,673	(43,657)
Net income (loss)	$(7,748)	$(58,190)	$(6,912)	$374	$4,181	$(68,295)

* Includes externally generated revenue of $2.8 million, primarily from investing services, and an internally generated revenue of $7.9 million from the funds management unit

Fixed asset expenditures	$366	$3	$193	$5	$1,119	$1,686
Total loans at period end	858,212	653,199	213,382	38,695	-	1,763,488
Total assets at period end	888,839	653,146	219,481	40,876	574,934	2,377,276
Total deposits at period end	1,406,361	156,101	276,757	1,430	80,733	1,921,382

Note 19:  Parent Company Condensed Financial Information

Following are the condensed financial statements of Southwest Bancorp, Inc. (“Parent Company only”) for the periods indicated:

	At December 31,
(Dollars in thousands)	2013	2012
Statements of Financial Condition
Assets:
Cash and cash equivalents	$12,039	$18,245
Investment in subsidiary banks	273,849	293,573
Investments in other subsidiaries	8,284	9,355
Investment securities, available for sale	3,161	2,462
Other assets	10,909	8,391
Total	$308,242	$332,026

Liabilities:
Subordinated debentures	46,393	81,963
Other liabilities	2,660	4,007
Shareholders' Equity:
Common stock and related accounts	259,189	246,056
Total	$308,242	$332,026

	For the Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Statements of Operations
Income:
Cash dividends from subsidiaries	$19,625	$70,175	$160
Noninterest income	333	595	774
Investment income	243	340	31
Other operating income	-	-	45
Total income	20,201	71,110	1,010
Expense:
Interest on subordinated debentures	4,168	5,463	5,306
Noninterest expense	1,808	3,187	2,107
Total expense	5,976	8,650	7,413
Total income (loss) before taxes and equity in
undistributed income of subsidiaries	14,225	62,460	(6,403)
Taxes on income	(2,027)	(2,900)	(2,563)
Income (loss) before equity in undistributed
income of subsidiaries	16,252	65,360	(3,840)
Equity in undistributed income (loss) of subsidiaries	1,183	(49,173)	(64,455)
Net income (loss)	$17,435	$16,187	$(68,295)

	For the Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Statements of Cash Flows
Operating activities:
Net income	$17,435	$16,187	$(68,295)
Equity in undistributed income of subsidiaries	(1,183)	49,173	64,455
Other, net	(2,341)	(5,437)	499
Net cash provided by (used in) operating activities	13,911	59,923	(3,341)
Investing activities:
Available for sale securities:
Purchases	-	(247)	(724)
Sales / Maturities	32	-	46
Investment in/capital contribution to other subsidiaries	15,000	-	-
Net cash used in investing activities	15,032	(247)	(678)
Financing activities:
Net proceeds from issuance of common stock	2,708	925	278
Proceeds from issuance of subordinated debentures	(35,570)	-	-
Preferred stock dividend	-	(74,330)	(1,751)
Other, net	(2,287)	(76)	-
Net cash provided by (used in) financing activities	(35,149)	(73,481)	(1,473)
Net increase (decrease) in cash and cash equivalents	(6,206)	(13,805)	(5,492)
Cash and cash equivalents,
Beginning of year	18,245	32,050	37,542
End of year	$12,039	$18,245	$32,050

Note 20:  Subsequent Events

On January 16, 2014 we announced the execution of agreements to sell branch banks in Anthony, Harper and Overland Park, Kansas.  Bank branches in Anthony and Harper, Kansas, with $123 million in combined total deposits, will be purchased by BancCentral, National Association, in Alva, Oklahoma. The Overland Park branch, with $11 million in deposits, will be purchased by Fidelity Bank, in Wichita, Kansas.  The transactions are expected to be completed during the second quarter of 2014, subject to regulatory approvals and other customary terms and conditions.  The banking offices will continue to be staffed by the current employees of each market.

Note 21:  New Authoritative Accounting Guidance

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

Item 9.  Change in and disagreements with accountants on accounting and financial disclosures

None.

item 9A.  Controls and Procedures

Management’s Assessment of the Effectiveness of Disclosure Controls and Procedures

As required by SEC rules, our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013.  Our Chief Executive Officer and Chief Financial Officer participated in the evaluation.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by SEC rules, our management evaluated the effectiveness of our internal control over financial reporting as defined in SEC Rule 13a-15 as of December 31, 2013. Our Chief Executive Officer and Chief Financial Officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this evaluation, our management concluded that our internal control over financial reporting was  effective as of December 31, 2013.

The report by our independent registered public accounting firm, Ernst & Young LLP, on our internal control over financial reporting is included on page 92.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Southwest Bancorp, Inc.

We have audited Southwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Southwest Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Southwest Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Southwest Bancorp, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 7, 2014 expressed an unqualified opinion on those financial statements.

/s/ Ernst & Young LLP Tulsa, Oklahoma March 7, 2014

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14.  pRINCIPAL aCCOUNTING fEES AND sERVICES

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1) Financial Statements.  The following financial statements are filed as part of this report:

Independent Registered Public Accounting Firm’s Report for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Financial Condition at December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012, and 2011

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012, and 2011

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2013, 2012, and 2011

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

Stillwater National Bank and Trust Company 2002 and 2003 Deferred Compensation Plans (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

	10.4

Indemnification Agreements by and between Southwest Bancorp, Inc. and James E. Berry II, Thomas D. Berry, Russell W. Teubner, and John Cohlmia (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

	10.5 10.6 10.7

Indemnification Agreements by and between Southwest Bancorp, Inc. and David S. Crockett, Jr. (incorporated by reference to Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

Indemnification Agreements by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

Director’s Deferred Compensation Plan by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10 to Current Report on Form 8-K filed January 3, 2007)

	Exhibit Number	Exhibit Description
*	10.8

Amendment to Director’s Deferred Compensation Plan by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 2, 2008)

	10.9

Audit Committee Financial Expert Agreement by and between Southwest Bancorp, Inc. and David S. Crockett, Jr. (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

*	10.10	Southwest Bancorp, Inc. 2008 Stock Based Award Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
*	10.11	Southwest Bancorp, Inc. Form of Restricted Stock Agreement Amendments (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
	10.12

Loan and Real Estate Sale Agreement by and between Southwest Bancorp, Inc. and SW Loan Portfolio Holdings, L.P., dated December 1, 2011 (incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

*	10.13	Form of TARP Restricted Employee Agreement dated June 18, 2012 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 18, 2012)
*	10.14

Change of Control Agreement by and between Southwest Bancorp, Inc. and Priscilla Barnes dated August 3, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

	10.15

Letter Agreement dated August 8, 2012, by and between the United Stated Department of the Treasury and Southwest Bancorp, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 8, 2012)

*	10.16

Employment Agreement dated August 30, 2012 by and among Southwest Bancorp, Inc., the Stillwater National Bank and Trust Company, Bank of Kansas, and Mark W. Funke (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 5, 2012)

*	10.17	Mandatory Retirement Age Policy—Chief Executive Officer (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 5, 2012)
*	10.18

Employment Agreement dated November 15, 2012 by and among Southwest Bancorp, Inc., Stillwater National Bank and Trust Company, Bank of Kansas, and Joe T. Shockley, Jr. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 16, 2012)

*	10.19	Description of Stillwater National Bank and Trust Company 2013 Elective Non-Qualified Deferred Compensation Plan (incorporated by reference to Current Report on Form 8-K filed December 27, 2012)
*	10.20	Description of Southwest Bancorp, Inc. 2013 Senior Management Incentive Plan (incorporated by reference to Current Report on Form 8-K filed December 27, 2012)
* * *	10.21 10.22 10.23

Change of Control Agreement by and between Southwest Bancorp, Inc. and Kimberly Sinclair dated March 6, 2013 (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

Change of Control Agreement by and between Southwest Bancorp, Inc. and Brent Bates dated July 27, 2012 (filed herewith)

Change of Control Agreement by and between Southwest Bancorp, Inc. and Rusty LaForge dated July 27, 2012 (filed herewith)

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

March 7, 2014by: /s/ Mark W. Funke

     Mark W. Funke

     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Officers

/s/ Mark W. Funke	March 7, 2014
Mark W. Funke
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Joe T. Shockley, Jr.	March 7, 2014
Joe T. Shockley, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Directors

/s/ James E. Berry, II	March 7, 2014	/s/ David P. Lambert	March 7, 2014
James E. Berry, II		David P. Lambert

/s/ Thomas D. Berry	March 7, 2014	/s/ Larry J. Lanie	March 7, 2014
Thomas D. Berry		Larry J. Lanie

/s/ John Cohlmia	March 7, 2014	/s/ Marran Ogilvie	March 7, 2014
John Cohlmia		Marran Ogilvie

/s/ David S. Crockett, Jr.	March 7, 2014		March 7, 2014
David S. Crockett, Jr.		James M. Morris, II

/s/ J. Berry Harrison	March 7, 2014	/s/ Russell W. Teubner	March 7, 2014
J. Berry Harrison		Russell W. Teubner

/s/ James M. Johnson	March 7, 2014
James M. Johnson