Form 10-Q
period 2014-03-31
SOUTHWEST BANCORP INC
filed 2014-05-07
CIK 914374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

 __________________

[ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

[    ] YES[ x ] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 6, 2014, the issuer has 19,790,489  shares of its Common Stock, par value $1.00, outstanding.

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

These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws,  regulations and accounting principles; changes in effective tax rates or the expiration of favorable tax provisions; changes in regulatory standards and examination policies; and a variety of other matters.  These other matters include, among other things, the direct and indirect effects of economic conditions on interest rates, credit quality, loan demand, liquidity, and monetary and supervisory policies of banking regulators.  Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements.  In addition, our past growth and performance do not necessarily indicate our future results.  For other factors, risks, and uncertainties that could cause actual results to differ materially from estimates and projections contained in forward-looking statements, please read the “Risk Factors” contained in our Annual Report on  Form 10-K for the year ended December 31, 2013.

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

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Financial Condition

	March 31,	December 31,
(Dollars in thousands)	2014	2013
Assets:
Cash and due from banks	$24,995	$28,062
Interest-bearing deposits	241,579	251,777
Cash and cash equivalents	266,574	279,839
Securities held to maturity (fair values of $11,252 and $12,115, respectively)	10,700	11,720
Securities available for sale (amortized cost of $376,837 and $385,423, respectively)	376,287	382,479
Loans held for sale	5,741	3,060
Noncovered loans receivable	1,299,328	1,251,416
Less: Allowance for loan losses	(34,918)	(36,607)
Net noncovered loans receivable	1,264,410	1,214,809
Covered loans receivable (includes loss share: $1,139 and $1,812, respectively)	15,053	16,427
Less: Allowance for loan losses	(7)	(56)
Net covered loans receivable	15,046	16,371
Net loans receivable	1,279,456	1,231,180
Accrued interest receivable	5,380	5,335
Premises and equipment, net	20,719	20,833
Noncovered other real estate	2,560	560
Covered other real estate	2,094	2,094
Goodwill	1,214	1,214
Other intangible assets, net	4,931	4,980
Other assets	36,397	38,129
Total assets	$2,012,053	$1,981,423

Liabilities:
Deposits:
Noninterest-bearing demand	$471,568	$444,796
Interest-bearing demand	132,622	120,156
Money market accounts	440,875	439,981
Savings accounts	47,532	41,727
Time deposits of $100,000 or more	236,035	251,185
Other time deposits	277,274	286,241
Total deposits	1,605,906	1,584,086
Accrued interest payable	807	832
Income tax payable	-	-
Other liabilities	8,669	10,293
Other borrowings	85,692	80,632
Subordinated debentures	46,393	46,393
Total liabilities	1,747,467	1,722,236
Shareholders' equity:
Common stock - $1 par value; 40,000,000 shares authorized;
19,786,206, 19,732,926, shares issued and outstanding, respectively	19,786	19,733
Paid in capital	100,853	99,937
Retained earnings	145,428	142,528
Accumulated other comprehensive income (loss)	(1,481)	(3,011)
Total shareholders' equity	264,586	259,187
Total liabilities & shareholders' equity	$2,012,053	$1,981,423

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Operations

	For the three months
	ended March 31,
(Dollars in thousands, except earnings per share data)	2014		2013
Interest income:
Interest and fees on loans		$15,775	$17,006
Investment securities:
U.S. Government and agency obligations		427	472
Mortgage-backed securities		889	867
State and political subdivisions		296	304
Other securities		38	48
Other interest-earning assets		375	240
Total interest income		17,800	18,937

Interest expense:
Interest-bearing demand		40	45
Money market accounts		146	236
Savings accounts		11	12
Time deposits of $100,000 or more		449	698
Other time deposits		379	661
Other borrowings		225	220
Subordinated debentures		549	1,459
Total interest expense		1,799	3,331

Net interest income		16,001	15,606

Provision for loan losses		(986)	498
Net interest income after provision for loan losses		16,987	15,108

Noninterest income:
Service charges and fees		2,596	2,660
Gain on sales of mortgage loans, net		224	814
Gain on sale/call of investment securities, net		135	-
Other noninterest income		70	63
Total noninterest income		3,025	3,537

Noninterest expense:
Salaries and employee benefits		8,126	8,136
Occupancy		2,769	2,574
FDIC and other insurance		397	491
Other real estate, net		68	353
General and administrative		2,747	2,834
Total noninterest expense		14,107	14,388
Income before taxes		5,905	4,257
Taxes on income		2,214	1,868
Net income		$3,691	$2,389

Basic earnings per common share	$	$ 0.19	$0.12
Diluted earnings per common share		0.19	0.12
Common dividends declared per share		0.04	-

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

	For the three months
	ended March 31,
(Dollars in thousands)	2014	2013

Net income	$3,691	$2,389

Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities	2,394	(269)
Change in fair value of derivative used for cash flow hedge	102	241
Other comprehensive income (loss), before tax	2,496	(28)
Tax benefit (expense) related to items of other comprehensive
income (loss)	(966)	12
Other comprehensive income (loss), net of tax	1,530	(16)
Comprehensive income	$5,221	$2,373

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statement of Cash Flows

	For the three months
	ended March 31,
(Dollars in thousands)	2014	2013
Operating activities:
Net income	$3,691	$2,389
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	(986)	498
Adjustment to other real estate	-	1,531
Deferred tax expense	2,091	1,619
Asset depreciation	644	611
Securities premium amortization, net of discount accretion	678	1,018
Amortization of intangibles	183	411
Stock based compensation expense	193	313
Net gain on sales/calls of investment securities	(135)	-
Net gain on sales of mortgage loans	(224)	(814)
Net (gain) loss on sales of premises/equipment	(11)	4
Net gain on sales of other real estate	(52)	(1,277)
Proceeds from sales of held for sale loans	11,783	36,968
Held for sale loans originated for resale	(15,521)	(38,089)
Net changes in assets and liabilities:
Accrued interest receivable	(45)	19
Other assets	(1,399)	23,486
Accrued interest payable	(25)	(52)
Other liabilities	(1,613)	(3,437)
Net cash provided by (used in) operating activities	(748)	25,198
Investing activities:
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	1,000	5,000
Available for sale securities	17,994	28,622
Redemptions of other investments	792	(6)
Purchases of available for sale securities	(10,067)	(23,402)
Loans originated, net of principal repayments	(47,924)	48,837
Purchases of premises and equipment	(557)	(343)
Proceeds from sales of premises and equipment	38	24
Proceeds from sales of other real estate	52	3,410
Net cash provided by (used in) investing activities	(38,672)	62,142
Financing activities:
Net increase (decrease) in deposits	21,820	(31,910)
Net increase in other borrowings	5,060	510
Net proceeds from issuance of common stock	60	170
Common stock dividends paid	(784)	-
Preferred stock dividends paid	(1)	1
Net cash provided by (used in) financing activities	26,155	(31,229)
Net increase (decrease) in cash and cash equivalents	(13,265)	56,111
Cash and cash equivalents:
Beginning of period	279,839	288,079
End of period	$266,574	$344,190

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Retained	Comprehensive	Shareholders'
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2012	19,529,705	$19,530	$99,705	$125,093	$1,728	$246,056

Dividends paid	-	-	-	1	-	1
Common stock issued	161,600	161	1,909	-	-	2,070
Net common stock issued under employee
plans and related tax expense	733	1	8	-	-	9
Other comprehensive loss, net of tax	-	-	-	-	(16)	(16)
Net income	-	-	-	2,389	-	2,389

Balance, March 31, 2013	19,692,038	$19,692	$101,622	$127,483	$1,712	$250,509

Balance, December 31, 2013	19,732,926	$19,733	$99,937	$142,528	$(3,011)	$259,187

Dividends paid:
Preferred	-	-	-	(1)	-	(1)
Common, $0.04 per share,	-	-	-	(790)	-	(790)
Common stock issued	52,843	53	909	-	-	962
Net common stock issued under employee
plans and related tax expense	437	-	7	-	-	7
Other comprehensive income, net of tax	-	-	-	-	1,530	1,530
Net income	-	-	-	3,691	-	3,691

Balance, March 31, 2014	19,786,206	$19,786	$100,853	$145,428	$(1,481)	$264,586

The accompanying notes are an integral part of this statement.

SOUTHWEST BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1: SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States.  However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation.  Those adjustments consist of normal recurring adjustments.  The results of operations for the three months ended March 31, 2014, and the cash flows for the three months ended March 31, 2014, should not be considered indicative of the results to be expected for the full year.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying unaudited consolidated financial statements include the accounts of Southwest Bancorp, Inc. (“we”, “our”, “us”, “Southwest”), our wholly owned financial institution subsidiaries, Bank SNB, National Association (“Bank SNB”), our banking subsidiary,  SNB Capital Corporation, a lending and loan workout subsidiary, and consolidated subsidiaries of Bank SNB, including SNB Real Estate Holdings, Inc.  All significant intercompany transactions and balances have been eliminated in consolidation.

In accordance with Accounting Standards Codification (“ASC”) 855, Subsequent Events,  we have evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.  Please see Note 10: Subsequent Events for more detail.

NOTE 2:  INVESTMENT SECURITIES

A summary of the amortized cost and fair values of investment securities at March 31, 2014 and December 31, 2013 follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At March 31, 2014
Held to Maturity:
Obligations of state and political subdivisions	$10,700	$552	$-	$11,252
Total	$10,700	$552	$-	$11,252

Available for Sale:
Federal agency securities	$118,883	$249	$(1,737)	$117,395
Obligations of state and political subdivisions	33,574	130	(510)	33,194
Residential mortgage-backed securities	180,769	1,793	(1,761)	180,801
Asset-backed securities	9,586	9	(48)	9,547
Other securities	34,025	1,370	(45)	35,350
Total	$376,837	$3,551	$(4,101)	$376,287

At December 31, 2013
Held to Maturity:
Obligations of state and political subdivisions	$11,720	$395	$-	$12,115
Total	$11,720	$395	$-	$12,115

Available for Sale:
Federal agency securities	$123,332	$330	$(2,889)	$120,773
Obligations of state and political subdivisions	33,685	36	(1,085)	32,636
Residential mortgage-backed securities	183,512	1,747	(2,089)	183,170
Asset-backed securities	9,578	-	(96)	9,482
Other securities	35,316	1,267	(165)	36,418
Total	$385,423	$3,380	$(6,324)	$382,479

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association. Other securities consist of corporate stock and other corporate securities.

Securities with limited marketability, such as Federal Reserve Bank stock, Federal Home Loan Bank (“FHLB”) stock, and certain other investments, are carried at cost and included in other assets on the unaudited consolidated statement of financial condition.  Total investments carried at cost were $7.3 million at March 31, 2014 and $8.1 million at December 31, 2013.  There are no identified events or changes in circumstances that may have a significant adverse effect on the investments carried at cost.

A comparison of the amortized cost and approximate fair value of our investment securities by maturity date at March 31, 2014 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
One year or less	$17,535	$17,788	$940	$952
More than one year through five years	162,898	164,583	2,224	2,282
More than five years through ten years	149,080	146,581	4,144	4,286
More than ten years	47,324	47,335	3,392	3,732
Total	$376,837	$376,287	$10,700	$11,252

The foregoing analysis assumes that our residential mortgage-backed securities mature during the period in which they are estimated to prepay.  No other prepayment or repricing assumptions have been applied to our investment securities for this analysis.

Gain or loss on sale of investments is based upon the specific identification method.  There were no sales of securities available for sale for the three months ended March 31, 2014 and March 31, 2013.

The following table shows securities with gross unrealized losses and their fair values by the length of time that the individual securities had been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013.  Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
		Amortized cost of	Loss Existing for:		Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses
At March 31, 2014
Available for Sale:
Federal agency securities	24	$91,922	$(1,702)	$(35)	$90,185
Obligations of state and political subdivisions	14	18,821	(366)	(144)	18,311
Residential mortgage-backed securities	49	94,772	(1,604)	(157)	93,011
Asset-backed securities	3	7,830	(48)	-	7,782
Other Securities	3	14,723	(45)	-	14,678
Total	93	$228,068	$(3,765)	$(336)	$223,967

At December 31, 2013
Available for Sale:
Federal agency securities	24	$87,921	$(2,885)	$(4)	$85,032
Obligations of state and political subdivisions	20	31,579	(887)	(198)	30,494
Residential mortgage-backed securities	53	104,667	(2,015)	(74)	102,578
Asset-backed securities	3	9,578	(96)	-	9,482
Other Securities	8	27,728	(165)	-	27,563
Total	108	$261,473	$(6,048)	$(276)	$255,149

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

We have the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities.  Furthermore, as of March 31, 2014, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not likely that we will have to sell any such securities before a recovery of cost.  The declines in fair value were attributable to recent increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates.  Management does not believe any of the securities are impaired due to credit quality.  Accordingly, as of March 31, 2014, management believes the impairment of these investments is not deemed to be other-than-temporary.

As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.  Securities with an amortized cost of $251.3 million and $292.6 million were pledged to meet such requirements at March 31, 2014 and December 31, 2013, respectively.  Any amount over-pledged can be released at any time.

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

We extend commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas.  Our commercial lending operations are concentrated in Oklahoma City, Tulsa, Dallas, Wichita, and other metropolitan markets in Oklahoma, Texas,  and Kansas.  As a result, the collectability of our loan portfolio can be affected by changes in the economic conditions in those states and markets.  Please see Note 8: Operating Segments for more detail regarding loans by market.  At March 31, 2014 and December 31, 2013, substantially all of our loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.

Our loan classifications were as follows:

	At March 31, 2014		At December 31, 2013
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Real estate mortgage:
Commercial	$755,680	$10,498	$740,997	$11,282
One-to-four family residential	81,199	3,420	80,058	3,930
Real estate construction:
Commercial	165,820	187	143,650	198
One-to-four family residential	6,629	-	4,646	-
Commercial	265,394	917	254,087	971
Installment and consumer:
Guaranteed student loans	4,318	-	4,394	-
Other	26,029	31	26,644	46
	1,305,069	15,053	1,254,476	16,427
Less: Allowance for loan losses	(34,918)	(7)	(36,607)	(56)
Total loans, net	$1,270,151	$15,046	$1,217,869	$16,371

Concentrations of Credit.  At March 31, 2014, $433.2 million, or 33% and  $420.3 million, or 32%, of our noncovered loans consisted of loans to individuals and businesses in the real estate and healthcare industry, respectively.  We do not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Loans Held for Sale.  We had loans which were held for sale of $5.7 million and $3.1 million at March 31, 2014 and December 31, 2013, respectively.  The loans currently classified as held for sale, primarily residential mortgage loans, are carried at the lower of cost or market value.  A substantial portion of our one-to-four family residential loans and loan servicing rights are primarily sold to one buyer.  These mortgage loans are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan.  These loans are available for sale in the secondary market.

Loan Servicing.  We earn fees for servicing real estate mortgages and other loans owned by others.  The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned.  The unpaid principal balance of real estate mortgage loans serviced for others totaled $391.3 million and $390.7 million at March 31, 2014 and December 31, 2013, respectively.  Loan servicing rights are capitalized based on estimated fair value at the point of origination.  The servicing rights are amortized over the period of estimated net servicing income.

Acquired Loans.  On June 19, 2009, Bank SNB entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire substantially all loans as well as certain other related assets of First National Bank of Anthony, Anthony, Kansas in an FDIC-assisted transaction.  Bank SNB and the FDIC entered into loss sharing agreements that provide Bank SNB with significant protection against credit losses from loans and related assets acquired in the transaction.  Under these agreements, the FDIC will reimburse Bank SNB for 80% of net losses up to $35.0 million on covered assets, primarily acquired loans and other real estate, and for 95% of any net losses above $35.0 million.  Bank SNB services the covered assets.

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

The expected payments from the FDIC under the loss sharing agreements are recorded as part of the covered loans in the Unaudited Consolidated Statements of Financial Condition.

Changes in the carrying amounts and accretable yields for ASC 310.30,  Receivables: Loans and Debt Securities Acquired with Deteriorated Credit Quality,  loans were as follows for the three months ended March 31, 2014 and March 31, 2013.

	For the three months ended March 31,
	2014		2013
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$1,597	$16,427	$1,904	$25,707
Payments received	-	(1,333)	-	(1,889)
Transfers to other real estate / repossessed assets	-	-	(33)	(375)
Net charge-offs	(4)	(41)	(1)	-
Net reclassifications to / from nonaccretable amount	-	-	-	-
Accretion	(90)	-	(163)	158
Balance at end of period	$1,503	$15,053	$1,707	$23,601

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

The following table shows the recorded investment in loans on nonaccrual status.

	At March 31, 2014		At December 31, 2013
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Real estate mortgage:
Commercial	$6,571	$970	$6,564	$1,202
One-to-four family residential	417	53	456	57
Real estate construction:
Commercial	80	-	2,721	-
Commercial	7,992	-	8,769	-
Other consumer	2	-	50	-
Total nonaccrual loans	$15,062	$1,023	$18,560	$1,259

During the first three months of 2014,  an immaterial amount of interest income was received on nonaccruing loans.  If interest on all nonaccrual loans had been accrued for the three months ended March 31, 2014, additional interest income of $0.2 million would have been recorded.

Net cumulative charge-offs against noncovered nonaccrual loans at March 31, 2014 and December 31, 2013 were $5.5 million and $8.2 million, respectively.

Included in noncovered nonaccrual loans are seven and five collateral dependent lending relationships with aggregate principal balances of approximately $12.4 million and $14.6 million  as of March 31, 2014 and December 31, 2013, respectively.  Related impairment reserves as of March 31, 2014 and December 31, 2013 were $2.8 million and $2.9 million, respectively.  These impairment reserves were established either based on recent appraisal values obtained for the respective properties or the discounted present value of expected cash flows using the loan’s initial effective interest rate.  At March 31, 2014,  four of the seven lending relationships were secured by commercial real estate.

The following table shows an age analysis of past due loans at March 31, 2014 and December 31, 2013.

		90 days and				Recorded loans
	30-89 days	greater	Total past		Total	> 90 days and
(Dollars in thousands)	past due	past due	due	Current	loans	accruing
At March 31, 2014
Noncovered:
Real estate mortgage:
Commercial	$4,005	$6,571	$10,576	$745,104	$755,680	$-
One-to-four family residential	109	417	526	80,673	81,199	-
Real estate construction:
Commercial	847	80	927	164,893	165,820	-
One-to-four family residential	-	-	-	6,629	6,629	-
Commercial	1,166	7,992	9,158	256,236	265,394	-
Other	391	2	393	29,954	30,347	-
Total - noncovered	6,518	15,062	21,580	1,283,489	1,305,069	-

Covered:
Real estate mortgage:
Commercial	911	970	1,881	8,617	10,498	-
One-to-four family residential	34	53	87	3,333	3,420	-
Real estate construction:
Commercial	-	-	-	187	187	-
Commercial	-	-	-	917	917	-
Other	1	-	1	30	31	-
Total - covered	946	1,023	1,969	13,084	15,053	-
Total	$7,464	$16,085	$23,549	$1,296,573	$1,320,122	$-

At December 31, 2013
Noncovered:
Real estate mortgage:
Commercial	$3,843	$6,564	$10,407	$730,590	$740,997	$-
One-to-four family residential	284	456	740	79,318	80,058	-
Real estate construction:
Commercial	569	2,721	3,290	140,360	143,650	-
One-to-four family residential	-	-	-	4,646	4,646	-
Commercial	1,998	8,819	10,817	243,270	254,087	50
Other	128	53	181	30,857	31,038	3
Total - noncovered	6,822	18,613	25,435	1,229,041	1,254,476	53

Covered:
Real estate mortgage:
Commercial real estate	8	1,202	1,210	10,072	11,282	-
One-to-four family residential	18	57	75	3,855	3,930	-
Real estate construction:
Commercial	-	-	-	198	198	-
Commercial	-	-	-	971	971	-
Other	-	-	-	46	46	-
Total - covered	26	1,259	1,285	15,142	16,427	-
Total	$6,848	$19,872	$26,720	$1,244,183	$1,270,903	$53

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

Interest payments on impaired loans are applied to principal until collectability of the principal amount is reasonably assured, and at that time interest is recognized on a cash basis.  Impaired loans or portions thereof, are charged-off when deemed uncollectible.

Impaired loans are shown in the following table:

	With No Specific Allowance		With A Specific Allowance
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Investment	Balance	Allowance
At March 31, 2014
Noncovered:
Commercial real estate	$23,213	$23,559	$16,827	$17,105	$4,748
One-to-four family residential	417	549	-	-	-
Real estate construction	81	105	-	-	-
Commercial	2,459	5,524	7,003	10,270	2,164
Other	2	4	-	-	-
Total noncovered	$26,172	$29,741	$23,830	$27,375	$6,912

Covered:
Commercial real estate	$5,535	$6,552	$453	$453	$6
One-to-four family residential	54	54	41	74	1
Total covered	$5,589	$6,606	$494	$527	$7

At December 31, 2013
Noncovered:
Commercial real estate	$32,284	$32,784	$15,446	$15,729	$4,012
One-to-four family residential	456	576	-	-	-
Real estate construction	84	106	2,636	2,762	18
Commercial	1,120	1,254	9,177	14,608	3,863
Other	4	6	46	72	46
Total noncovered	$33,948	$34,726	$27,305	33,171	$7,939

Covered:
Commercial real estate	$5,793	$6,760	$457	$457	$3
One-to-four family residential	54	54	42	94	4
Total covered	$5,847	$6,814	$499	$551	$7

The average recorded investment and interest income recognized on impaired loans as of and for the three months ended March 31, 2014 and March 31, 2013 is shown in the following table:

	As of and for the three months ended March 31,
	2014		2013
	Average		Average
	Recorded	Interest	Recorded	Interest
(Dollars in thousands)	Investment	Income	Investment	Income
Noncovered:
Commercial real estate	$38,631	$348	$47,880	$410
One-to-four family residential	427	-	578	-
Real estate construction	82	-	5,117	12
Commercial	8,942	24	13,254	34
Other	3	-	77	-
Total noncovered	$48,085	$372	$66,906	$456

Covered:
Commercial real estate	$10,958	$91	$17,803	$82
One-to-four family residential	3,682	-	4,724	-
Real estate construction	193	-	373	-
Commercial	863	-	1,873	-
Other	32	-	95	-
Total covered	$15,728	$91	$24,868	$82

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

Troubled debt restructured loans outstanding as of March 31, 2014 and December 31, 2013 were as follows:

	At March 31, 2014		At December 31, 2013
(Dollars in thousands)	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial real estate	$36,435	$4,318	$44,442	$4,456
One-to-four family residential	17	151	18	162
Commercial	1,471	292	1,527	648
Consumer	-	-	-	46
Total	$37,923	$4,761	$45,987	$5,312

At March 31, 2014 and December 31, 2013,  we had no significant commitments to lend additional funds to debtors whose loan terms have been modified in a  troubled debt restructuring.

Loans modified as troubled debt restructurings that occurred during the three months ended March 31, 2014 and March 31, 2013 are shown in the following table:

	For the three months ended March 31,
	2014		2013
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial real estate	-	$-	6	$10,882
Commercial	3	244	3	576
Total	3	$244	9	$11,458

The modifications of loans identified as troubled debt restructurings primarily related to payment extensions and/or reductions in the interest rate.  The financial impact of troubled debt restructurings is not significant.

The following table presents the recorded investment and the number of loans modified as a troubled debt restructuring that subsequently defaulted during the three months ended March 31, 2014 and March 31, 2013.  Default, for this purpose, is deemed to occur when a loan is 90 days or more past due or transferred to nonaccrual and is within twelve months of restructuring.

	For the three months ended March 31,
	2014		2013
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	Investment	Contracts	Investment
Commercial	-	$-	1	$563
Total	-	$-	1	$563

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

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans.  As of March 31, 2014 and December 31, 2013, based on the most recent analysis performed as of those dates, the risk category of loans by class was as follows:

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At March 31, 2014
Grade:
Pass	$633,694	$82,679	$128,465	$247,156	$30,250	$1,122,244
Special Mention	58,080	895	21,876	6,437	123	87,411
Substandard	73,974	897	22,295	7,271	3	104,440
Doubtful	430	148	-	5,447	2	6,027
Total	$766,178	$84,619	$172,636	$266,311	$30,378	$1,320,122

At December 31, 2013
Grade:
Pass	$610,929	$81,534	$101,715	$233,132	$30,893	$1,058,203
Special Mention	62,932	1,452	22,576	6,130	141	93,231
Substandard	77,453	944	24,203	11,329	50	113,979
Doubtful	965	58	-	4,467	-	5,490
Total	$752,279	$83,988	$148,494	$255,058	$31,084	$1,270,903

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

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At March 31, 2014
Balance at beginning of period	$18,854	$850	$5,523	$10,985	$451	$36,663
Loans charged-off	(41)	-	(655)	(2,575)	(121)	(3,392)
Recoveries	2,284	18	-	308	30	2,640
Provision for loan losses	(2,238)	(152)	706	682	16	(986)
Balance at end of period	$18,859	$716	$5,574	$9,400	$376	$34,925

Allowance for loan losses ending balance:
Individually evaluated for impairment	$4,748	$-	$-	$2,164	$-	$6,912
Collectively evaluated for impairment	14,105	715	5,574	7,236	376	28,006
Acquired with deteriorated credit quality	6	1	-	-	-	7
Total ending allowance balance	$18,859	$716	$5,574	$9,400	$376	$34,925

Loans receivable ending balance:
Individually evaluated for impairment	$40,040	$417	$81	$9,462	$2	$50,002
Collectively evaluated for impairment	715,640	80,782	172,368	255,932	30,345	1,255,067
Acquired with deteriorated credit quality	10,498	3,420	187	917	31	15,053
Total ending loans balance	$766,178	$84,619	$172,636	$266,311	$30,378	$1,320,122

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At March 31, 2013
Balance at beginning of period	$27,223	$861	$5,271	$12,604	$759	$46,718
Loans charged-off	(458)	(186)	-	(3,926)	(81)	(4,651)
Recoveries	42	19	19	175	33	288
Provision for loan losses	(1,520)	161	669	1,260	(72)	498
Balance at end of period	$25,287	$855	$5,959	$10,113	$639	$42,853

Allowance for loan losses ending balances:
Individually evaluated for impairment	$5,146	-	249	3,431	68	8,894
Collectively evaluated for impairment	19,996	786	5,710	6,682	571	33,745
Acquired with deteriorated credit quality	145	69	-	-	-	214
Total ending allowance balance	$25,287	$855	$5,959	$10,113	$639	$42,853

Loans receivable ending balance:
Individually evaluated for impairment	$47,494	651	7,238	13,539	73	68,995
Collectively evaluated for impairment	772,379	73,260	137,239	218,685	33,056	1,234,619
Acquired with deteriorated credit quality	16,970	4,458	367	1,715	91	23,601
Total ending loans balance	$836,843	$78,369	$144,844	$233,939	$33,220	$1,327,215

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

The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies.  However, considerable judgment is required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amount we could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies could have a material effect on our estimated fair value amounts.  There were no significant changes in valuation methods used to estimate fair value during the three months ended March 31, 2014.

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

The fair value of a single private equity investment is estimated based on our proportionate share of the net asset value, $2.5 million and $2.4 million as of March 31, 2014 and December 31, 2013, respectively.  The investee invests in small and mid-sized U.S. financial institutions and other financial-related companies.  This investment has a quarterly redemption with sixty-five days’ notice.

Derivative instrument – We utilize an interest rate swap agreement to convert one of our variable-rate subordinated debentures to a fixed rate (cash flow hedge).  The fair value of the interest rate swap agreement is obtained from dealer quotes.

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At March 31, 2014
Loans held for sale:
One-to-four family residential	$4,941	$-	$4,941	$-
Government guaranteed commercial real estate	754	-	754	-
Other loans held for sale	46	-	46	-

Available for sale securities:
Federal agency securities	117,395	-	117,395	-
Obligations of state and political subdivisions	33,194	-	33,194	-
Residential mortgage-backed securities	180,801	-	180,801	-
Asset-backed securities	9,547	-	9,547	-
Other securities	35,350	142	35,208	-

Derivative instrument	(1,865)	-	(1,865)	-
Total	$380,163	$142	$380,021	$-

At December 31, 2013
Loans held for sale:
One-to-four family residential	2,235	-	2,235	-
Government guaranteed commercial real estate	769	-	769	-
Other loans held for sale	56	-	56	-

Available for sale securities:
Federal agency securities	120,773	-	120,773	-
Obligations of state and political subdivisions	32,636	-	32,636	-
Residential mortgage-backed securities	183,170	-	183,170	-
Asset-backed securities	9,482		9,482
Other securities	36,418	151	36,267	-

Derivative instrument	(1,967)	-	(1,967)	-
Total	$383,572	$151	$383,421	$-

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

Impaired loans – Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral.  Collateral values are estimated using Level 2 inputs based on third-party appraisals.  Certain other impaired loans are analyzed and reported through a specific valuation allowance based upon the net present value of cash flows.

Other real estate – Other real estate fair value is based on third-party appraisals for significant properties less the estimated costs to sell the asset.

Goodwill – Fair value of goodwill is based on the fair value of each of our reporting units to which goodwill is allocated compared with their respective carrying value.  There has been no impairment during 2014 or 2013; therefore, no fair value adjustment was recorded through earnings.

Core deposit premiums – The fair value of core deposit premiums are based on third-party appraisals. There has been no impairment during 2014 or 2013; therefore, no fair value adjustment was recorded through earnings.

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

Assets that were measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013 are summarized below.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
At March 31, 2014
Noncovered impaired loans at fair value :
Commercial real estate	$21,776	$-	$21,776	$-	$(953)
Commercial	8,345	-	8,345	-	6,217

Noncovered other real estate	2,560	-	2,560	-	-
Covered other real estate	2,094	-	2,094	-	-
Mortgage loan servicing rights	3,452	-	-	3,452	-
Total	$38,227	$-	$34,775	$3,452	$5,264

At December 31, 2013
Noncovered impaired loans at fair value :
Commercial real estate	$20,423	$-	$20,423	$-	$3,075
Real estate construction	2,636	-	2,636		(18)
Commercial	9,176	-	9,176	-	(2,989)
Other consumer	46	-	46	-	35

Noncovered other real estate	560	-	560	-	(1,520)
Covered other real estate	2,094	-	2,094	-	(702)
Mortgage loan servicing rights	3,492	-		3,492	-
Total	$38,427	$-	$34,935	$3,492	$(2,119)

Noncovered impaired loans measured at fair value with a carrying amount of $37 million were written down to a fair value of $30.1 million, resulting in a life-to-date impairment of $6.9 million, of which $5.3 million was included in the provision for loan losses for the three months ended March 31, 2014.  As of December 31, 2013, noncovered impaired loans measured at fair value with a carrying amount of $45.5 million were written down to the fair value of $32.3 million at December 31, 2013, resulting in a life-to-date impairment charge of $27.3 million, of which $0.1 million was included in the provision for loan losses for the year ended December 31, 2013.

As of March 31, 2014, noncovered and covered other real estate assets required no further adjustments to fair values, resulting in no impairment charges.    As of December 31, 2013, noncovered and covered other real estate assets were written down to their fair values, resulting in an impairment charge of approximately $1.5 million and $0.7 million, respectively, which was included in noninterest expense for the year ended December 31, 2013.

For the three months ended March 31, 2014 and for the year ended December 31, 2013 there was no impairment of mortgage loan servicing rights.

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

Investments included in other assets – The estimated fair value of investments included in other assets, which primarily consists of investments carried at cost, approximates their carrying values.

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

Subordinated debentures – Our two subordinated debentures have floating rates that reset quarterly. The fair value of the floating rate subordinated debentures approximates carrying value at March 31, 2014.

The carrying values and estimated fair values of our financial instruments segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value were as follows:

	At March 31, 2014		At December 31, 2013
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$266,574	$266,574	$279,839	$279,839
Securities held to maturity	10,700	11,252	11,720	12,115
Accrued interest receivable	5,380	5,380	5,335	5,335
Investments included in other assets	7,348	7,348	8,140	8,140
Level 3 inputs:
Total loans, net of allowance	1,285,197	1,237,328	1,234,240	1,190,869
Financial liabilities:
Level 2 inputs:
Deposits	1,605,906	1,507,750	1,584,086	1,486,939
Accrued interest payable	807	807	832	832
Other liabilities	6,804	6,804	8,248	8,248
Derivative instrument	1,865	1,865	1,967	1,967
Other borrowings	85,692	88,462	80,632	83,593
Subordinated debentures	46,393	46,393	46,393	46,393

NOTE 5: DERIVATIVE INSTRUMENT

We have an interest rate swap agreement with a total notional amount of $25.0 million.  The interest rate swap contract was designated as a hedging instrument in cash flow hedges with the objective of protecting the overall cash flow from our quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven year period beginning February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month London Interbank Offered Rate (“LIBOR”).  Under the swap, we pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85% on a total notional amount of $25.0 million, with quarterly settlements.  The rate received by us as of March 31, 2014 was 3.09%.

The estimated fair value of the interest rate derivative contract outstanding as of March 31, 2014 and December 31, 2013 resulted in a pre-tax loss of $1.9 million and $2.0 million, respectively, and was included in other liabilities in the unaudited consolidated statement of financial condition.  We obtained the counterparty valuation to validate its interest rate derivative contract as of March 31, 2014 and December 31, 2013.

The effective portion of our gain or loss due to changes in the fair value of the derivative hedging instrument, a $0.1 million loss and a $0.1 million loss for the three months ended March 31, 2014 and March 31, 2013, respectively, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense.  No ineffectiveness related to the interest rate derivative was recognized during either reporting period.

Net cash outflows as a result of the interest rate swap agreement were $0.2 million and $0.2 million for the three months ended March 31, 2014 and March 31, 2013,  respectively and were included in interest expense on subordinated debentures.

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

The fair value of cash and securities posted as collateral by us related to the derivative contract was $4.1 million and $4.1 million at March 31, 2014 and December 31, 2013, respectively.

NOTE 6: TAXES ON INCOME

Net deferred tax assets totaled $21.9 million at March 31, 2014 and $24.9 million at December 31, 2013.  Net deferred tax assets are included in other assets and no valuation allowance is recorded.

We are in a cumulative pretax loss position for the trailing three-year period ended March 31, 2014.  Under current accounting guidance, this represents significant negative evidence in the determination of the need for a valuation allowance.  Included in the three-year pretax loss position is $101.0 million related to the nonrecurring sale of nonperforming assets and potential problem loans that occurred in the fourth quarter of 2011.  As of March 31, 2014, $4.5 million of the pretax loss remains to be offset by pretax income generated in future periods.  We expect to fully utilize the remaining federal net operating loss carryforward during 2014.

We monitor our deferred tax assets for realizability and conducted an interim analysis to assess the need for a valuation allowance at March 31, 2014.  As part of this analysis management considered negative evidence associated with our trailing cumulative loss position against positive evidence associated with the taxable income generated in the first three months of 2014,  a  long history of taxable income, and projected pre-tax income in future years.  While realization of the deferred tax benefit is not assured, it is management’s judgment, after review of all available evidence and based on the weight of such evidence, that a valuation allowance is not required as realization of these benefits meets the “more likely than not” standard under generally accepted accounting principles.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to U.S. federal or state tax examinations for years before 2010.

NOTE 7: EARNINGS PER SHARE

Earnings per common share is computed using the two-class method prescribed by ASC 260, Earnings Per Share.  Using the two-class method, basic earnings per common share is computed based upon net income divided by the weighted average number of common shares outstanding during each period, which excludes outstanding unvested restricted stock.  Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table shows the computation of basic and diluted earnings per common share:

	For the three months
	ended March 31,
(Dollars in thousands, except earnings per share data)	2014	2013
Numerator:
Net income	$3,691	$2,389
Earnings allocated to participating securities	(40)	(17)
Numerator for basic earnings per common share	$3,651	$2,372
Effect of reallocating undistributed earnings
of participating securities	40	17
Numerator for diluted earnings per common share	$3,691	$2,389

Denominator:
Denominator for basic earnings per common share	19,526,351	19,451,490
Dilutive effect of stock compensation	244,623	-
Denominator for diluted earnings per common share	19,770,974	19,451,490
Earnings per common share:
Basic	$0.19	$0.12
Diluted	$0.19	$0.12

NOTE 8: OPERATING SEGMENTS

We operate five principal segments:  Oklahoma Banking, Texas Banking, Kansas Banking, Mortgage Banking, and Other Operations.  The Oklahoma Banking segment, the Texas Banking segment, and the Kansas Banking segment provide deposit and lending services.  The Mortgage Banking segment consists of residential mortgage lending services to customers.  Prior to the fourth quarter of 2013, the Mortgage Banking segment only included all loans available for sale in the secondary market.  During the fourth quarter of 2013, 1-4 family mortgages were added to the available for sale loans in the Mortgage Banking segment. This adjustment would have had an immaterial impact on interest income for the first quarter of 2013.  Other Operations includes our funds management unit and corporate investments.

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

For the three months ended March 31, 2014
	Oklahoma	Texas	Kansas	Mortgage	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Operations*	Company
Net interest income (loss)	$8,829	$4,632	$2,380	$147	$13	$16,001
Provision for loan losses	1,976	(3,932)	999	(29)	-	(986)
Noninterest income	1,700	296	481	417	131	3,025
Noninterest expenses	7,059	3,228	2,628	523	669	14,107
Income (loss) before taxes	1,494	5,632	(766)	70	(525)	5,905
Taxes on income	560	2,112	(287)	26	(197)	2,214
Net income (loss)	$934	$3,520	$(479)	$44	$(328)	$3,691

* Includes externally generated revenue of $0.2 million, primarily from investing services, and an internally generated loss of $0.1 million from the funds management unit

Fixed asset expenditures	$143	$20	$21	$-	$ $ 373	$557
Total loans at period end	754,698	372,018	170,720	22,686	-	1,320,122
Total assets at period end	757,592	370,382	177,111	25,804	681,164	2,012,053
Total deposits at period end	1,110,199	229,383	246,998	5,622	13,704	1,605,906

For the three months ended March 31, 2013
	Oklahoma	Texas	Kansas	Mortgage	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Operations*	Company
Net interest income	$8,259	$5,015	$2,486	$136	$(290)	$15,606
Provision for loan losses	870	(294)	(77)	(1)	-	498
Noninterest income	1,767	387	465	714	204	3,537
Noninterest expenses	7,371	2,607	2,895	562	953	14,388
Income (loss) before taxes	1,785	3,089	133	289	(1,039)	4,257
Taxes on income	783	1,355	59	127	(456)	1,868
Net income (loss)	$1,002	$1,734	$74	$162	$(583)	$2,389

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

NOTE 9:  COMMITMENTS AND CONTINGENCIES

On March 18, 2011, an action entitled Ubaldi, et al. v SLM Corporation (“Sallie Mae”), et al., Case No. 3:11-cv-01320 EDL (the “Ubaldi Case”) was filed in the U.S. District Court for the Northern District of California as a putative class action with respect to certain loans that the plaintiffs claim were made by Sallie Mae.   The loans in question were made by various banks, including Bank SNB, and sold to Sallie Mae.  Plaintiff claims that Sallie Mae entered into arrangements with chartered banks in order to evade California law and that Sallie Mae is the de facto lender on the loans in question and, as the lender on such loan, Sallie Mae charged interest and late fees that violates California usury law and the California Business and Professions Code.  Sallie Mae has denied all claims asserted against it and has stated that it intends to vigorously defend the action.  On March 26, 2014, the Court denied the plaintiff’s request to certify the class; however, the Court is permitting the plaintiff to amend its filing to redefine the class.

Bank SNB is not named in the action.  In the first quarter of 2014, Sallie Mae provided Bank SNB with a notice of claims that have been asserted against Sallie Mae in the Ubaldi Case (the “Notice”).  Sallie Mae asserts in the Notice that Bank SNB may have indemnification and/or repurchase obligations pursuant to the ExportSS Agreement dated July 1, 2002 between Sallie Mae and Bank SNB, pursuant to which the loans in question were made by Bank SNB.  Bank SNB has substantial defenses with respect to any claim for indemnification or repurchase ultimately made by Sallie Mae, if any, and intends to vigorously defend against any such claims.

Due to the uncertainty regarding (i) the size and scope of the class, (ii) whether a class will ultimately be certified, (iii) the particular class members, (iv) the interest rate on loans made by Bank SNB charged to particular class members, (v) the late fees charged to particular class members, (vi) the time period that will ultimately be at issue if a class is certified in the Ubaldi Case, (vii) the theories, if any, under which the plaintiffs might prevail, (viii) whether Sallie Mae will make a claim against us for indemnification or repurchase, and (ix) the likelihood that Sallie Mae would prevail if it makes such a claim, we cannot estimate the amount or the range of losses that may arise as a result of the Ubaldi Case.

In the normal course of business, we are at all times subject to various pending and threatened legal actions.  The relief or damages sought in some of these actions may be substantial.  After reviewing pending and threatened actions with counsel, management currently does not expect that the outcome of such actions will have a material adverse effect on our financial position; however, we are not able to predict whether the outcome of such actions may or may not have a material adverse effect on results of operations in a particular future period as the timing and amount of any resolution of such actions and relationship to the future results of operations are not known.

NOTE 10:  SUBSEQUENT EVENTS

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

NOTE 11:  NEW AUTHORITATIVE ACCOUNTING GUIDANCE

In July 2013, FASB issued Accounting Standard Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose.  The ASU does not require new recurring disclosures.  The guidance became effective for us on January 1, 2014 and did not have any impact on the financial statements.

SOUTHWEST BANCORP, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Southwest Bancorp, Inc. (“we”, “our”, “us”, or “Southwest”) is a financial holding company for Bank SNB, National Association, which has been providing banking services since 1894. Through Bank SNB, we have twenty-four full-service banking offices primarily located along the heavily populated areas on the I-35 corridor through Texas, Oklahoma, and Kansas.  We focus on providing customers with exceptional service and meeting all of their banking needs by offering a wide variety of commercial and consumer banking services, including commercial and consumer lending, deposit and investment services, specialized cash management, and other financial services and products.    At March 31, 2014 we had total assets of $2.0 billion, deposits of $1.6 billion, and shareholders’ equity of $264.6 million.

Our business operations are conducted through five operating segments that include Oklahoma Banking, Texas Banking, Kansas Banking, Mortgage Banking, and Other Operations.  At March 31, 2014, the Oklahoma Banking segment accounted for $754.7 million in loans, the Texas Banking segment accounted for $372.0 million in loans, the Kansas Banking segment accounted for $170.7 million in loans, and the Mortgage Banking segment accounted for $22.7 million in loans.  Please see “Financial Condition:  Loans” below for additional information.   For additional information on our operating segments, please see “Note 8: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements.

Our common stock is traded on the NASDAQ Global Select Market under the symbol OKSB.  We focus on converting our strategic vision into long-term shareholder value.

INDUSTRY FOCUS

Our area of expertise focuses on the special financial needs of healthcare and health professionals, commercial real estate borrowers, businesses and their managers and owners, commercial lending, and energy banking. The healthcare and real estate industries make up the majority of our loan and deposit portfolio.  We conduct regular reviews of our current and potential healthcare and real estate lending and the appropriate concentrations within those industries based upon economic and regulatory conditions.

As of March 31, 2014, approximately $433.2 million, or 33%, of our noncovered loans were real estate industry loans.   We expect that the real estate recovery should continue to improve in 2014 as the market has progressed further through the economic and real estate cycles. Job growth, solid corporate profits, and recovery in the housing market are all positives for the real estate industry. Conversely, the high unemployment rate, uncertainty over government regulation and fiscal/monetary policy, and a concern about the rising cost of debt capital are all industry risk factors.

Our tactical focus on healthcare lending was established in 1974. We provide credit and other services, such as deposits, cash management, and document imaging for physicians and other healthcare practitioners to start or develop their practices and finance the development and purchase of medical offices, clinics, surgical care centers, hospitals, and similar facilities. As of March 31, 2014, approximately $420.3 million, or 32%, of our noncovered loans were loans to individuals and businesses in the healthcare industry.

FINANCIAL CONDITION

Investment Securities

The following table shows the composition of the investment portfolio at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2014	2013	$ Change	% Change
Federal agency securities	$117,395	$120,773	$(3,378)	(2.80)%
Obligations of state and political subdivisions	43,894	44,356	(462)	(1.04)
Residential mortgage-backed securities	180,801	183,170	(2,369)	(1.29)
Asset-backed securities	9,547	9,482	65	0.69
Other securities	35,350	36,418	(1,068)	(2.93)
Total	$386,987	$394,199	$(7,212)	(1.83)%

Loans

Total loans, including loans held for sale, were $1.3 billion at March 31, 2014.  The following table shows the composition of the loan portfolio at the dates indicated:

	March 31, 2014		December 31, 2013		Total	Total
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered	$ Change	% Change
Real estate mortgage
Commercial	$755,680	$10,498	$740,997	$11,282	$13,899	1.85%
One-to-four family residential	81,199	3,420	80,058	3,930	631	0.75
Real estate construction
Commercial	165,820	187	143,650	198	22,159	15.40
One-to-four family residential	6,629	-	4,646	-	1,983	42.68
Commercial	265,394	917	254,087	971	11,253	4.41
Installment and consumer				-
Guaranteed student loans	4,318	-	4,394	-	(76)	(1.73)
Other	26,029	31	26,644	46	(630)	(2.36)
Total loans	$1,305,069	$15,053	$1,254,476	$16,427	$49,219	3.87%

The composition of loans held for sale and a  reconciliation to total loans is shown in the following table:

	March 31,	December 31,
(Dollars in thousands)	2014	2013	$ Change	% Change
Loans held for sale:
One-to-four family residential	4,941	2,235	2,706	121.07%
Government guaranteed commercial real estate	754	769	(15)	(1.95)
Other loans held for sale	46	56	(10)	(17.86)
Total loans held for sale	5,741	3,060	2,681	87.61
Noncovered portfolio loans	1,299,328	1,251,416	47,912	3.83
Covered portfolio loans	15,053	16,427	(1,374)	(8.36)
Total loans	$1,320,122	$1,270,903	$49,219	3.87%

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

The composition of the allowance for loan losses is shown in the following table:

	As of March 31, 2014			As of December 31, 2013
(Dollars in thousands)	Loan Balance	Allowance	Allowance %	Loan Balance	Allowance	Allowance %
Noncovered
Nonaccrual	$15,062	$3,314	22.0%	$18,560	$4,313	23.2%
Performing TDR	34,940	3,599	10.3	42,692	3,627	8.5
All other	1,249,326	28,005	2.2	1,190,164	28,667	2.4
Total noncovered	$1,299,328	$34,918	2.7%	$1,251,416	$36,607	2.9%

Covered
Total covered	$15,053	$7	0.0%	$16,427	$56	0.3%

Total	$1,314,381	$34,925	2.7%	$1,267,843	$36,663	2.9%

The decrease in the allowance for nonaccrual loans was the result of current period charge-offs related to nonperforming loans.  The increase in the allowance relating to the other noncovered loans resulted from the increase in the loan portfolio, the decrease in the dollar amounts of impaired loans in the loan portfolio, and in consideration of trends and qualitative factors, including portfolio loss trends as well as management’s assessment of economic risk, asset quality trends, levels of potential problem loans, and loan concentrations in commercial real estate mortgage and construction loans.

The amount of the loan loss provision, or negative provision, for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs for the period.  Net charge-offs for the first three months of 2014 were $0.8 million, a decrease of $3.6 million, from the $4.4 million recorded for the first three months of 2013.  The provision for loan losses for the first three months of 2014 was a negative (or credit) of $1.0 million, representing a decrease of $1.5 million from the provision of $0.5 million recorded for the first three months of 2013.  The decline in the provision is due to the improvement in the overall quality of the loan portfolio combined with the lower average of historical net charge-offs.

Nonperforming Loans / Nonperforming Assets

At March 31, 2014, the allowance for loan losses was 231.83% of noncovered nonperforming loans, compared to 196.67% of noncovered nonperforming loans, at December 31, 2013.  Noncovered nonaccrual loans, which comprise the majority of noncovered nonperforming loans, were $15.1 million as of March 31, 2014,  a decrease of $3.5 million, or 19%, from December 31, 2013.  We have taken cumulative net charge-offs related to these noncovered nonaccrual loans of $5.5 million as of March 31, 2014.  Noncovered nonaccrual loans at March 31, 2014 were comprised of 32 relationships and were primarily concentrated in commercial real estate (44%), commercial and industrial (53%), and real estate construction (1%) loans.  All noncovered nonaccrual loans are considered impaired and are carried at their estimated collectible amounts.  These noncovered loans are believed to have sufficient collateral and are in the process of being collected.  Covered nonperforming loans of $1.0 million were subject to protection under the loss share agreements with the FDIC at March 31, 2014.

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Noncovered	Covered	Noncovered	Covered
Nonaccrual loans:
Commercial real estate	$6,571	$970	$6,564	$1,202
One-to-four family residential	417	53	456	57
Real estate construction	80	-	2,721	-
Commercial	7,992	-	8,769	-
Other consumer	2	-	50	-
Total nonaccrual loans	15,062	1,023	18,560	1,259

Past due 90 days or more:
Commercial	-	-	50	-
Other consumer	-	-	3	-
Total past due 90 days or more	-	-	53	-
Total nonperforming loans	15,062	1,023	18,613	1,259
Other real estate	2,560	2,094	560	2,094
Total nonperforming assets	$17,622	$3,117	$19,173	$3,353

Nonperforming assets to portfolio loans receivable and
other real estate	1.35%	18.18%	1.53%	18.10%
Nonperforming loans to portfolio loans receivable	1.16	6.80	1.49	7.66
Allowance for loan losses to nonperforming loans	231.83	0.68	196.67	4.45
Government-guaranteed portion of nonperforming loans	$-	$700	$72	$803

At March 31, 2014,  seven credit relationships represented 82% of noncovered nonperforming loans.  These were all commercial or commercial real estate lending collateral dependent relationships and had an aggregate principal balance of $12.4 million and related impairment reserves of $2.8 million.  Aggregate net charge-offs for these seven relationships were $5.3 million as of March 31, 2014.

Noncovered performing loans considered potential problem loans (loans which are not included in the past due or nonaccrual categories but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms) amounted to approximately $90.2 million at March 31, 2014, compared to $98.0 million at December 31, 2013.  Substantially all of these loans were performing in accordance with their present terms at March 31, 2014.  Additionally, as of March 31, 2014 and December 31, 2013, there were  $1.6 million and $1.7 million, respectively, of covered potential problem loans, which are subject to protection under the loss share agreements with the FDIC.  Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms.

At March 31, 2014, noncovered other real estate was $2.6 million, up from $0.6 million at December 31, 2013 due to the addition of other properties.   During the first three months of 2014, there was one sale of other real estate property, which had no principal value, but a gain of $0.1 million.  There were no further fair value adjustments to property values during the first three months of 2014 compared to the total other real estate write-downs of $1.5 million at December 31, 2013.

At March 31, 2014, the reserve for unfunded loan commitments was $2.9 million, a $0.1 million, or 3%, increase from the amount at December 31, 2013.  Management believes the amount of the reserve is appropriate and is included in other liabilities on the unaudited consolidated statement of financial condition.  The increase related primarily to an increase in the level of outstanding commitments.

Deposits and Other Borrowings

Our deposits were $1.6 billion at both March 31, 2014 and December 31, 2013.  The following table shows the composition of deposits at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2014	2013	$ Change	% Change
Noninterest-bearing demand	$471,568	$444,796	$26,772	6.02%
Interest-bearing demand	132,622	120,156	12,466	10.37
Money market accounts	440,875	439,981	894	0.20
Savings accounts	47,532	41,727	5,805	13.91
Time deposits of $100,000 or more	236,035	251,185	(15,150)	(6.03)
Other time deposits	277,274	286,241	(8,967)	(3.13)
Total deposits	$1,605,906	$1,584,086	$21,820	1.38%

We participate in the Certificate of Deposit Account Registry Service (“CDARS”) and CDARS deposits totaled $1.3 million at both March 31, 2014 and December 31, 2013.

Other borrowings, which includes short-term federal funds purchased, FHLB borrowings, and repurchase agreements, increased $5.1 million, or 6%, to $85.7 million during the first three months of 2014.  The increase primarily reflects the timing of repurchase agreements for the period.

Shareholders’ Equity

Shareholders’ equity increased  $5.4 million, or 2%, primarily due to net income of $3.7 million, for the first three months of 2014. Net unrealized holding loss of $3.0 million on available for sale investment securities and derivative instruments (net of tax) decreased to a net unrealized holding loss of $1.5 million at March 31, 2014.

At March 31, 2014,  we and Bank SNB continued to exceed all applicable regulatory capital requirements.  See “Capital Requirements” on page 2.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2014 and 2013

Net income for the first quarter of 2014 of $3.7 million represented an increase of $1.3 million from the $2.4 million net income recorded for the first quarter of 2013.  Diluted earnings per share were $0.19 for the first quarter of 2014, compared to $0.12 for the first quarter of 2013.  The increase in quarterly net income was primarily the result of  a $1.5 million, or 298%, decrease in the provision for loan losses,  a $0.4 million, or 3%, increase in net interest income,  and a $0.3 million, or 2%, decrease in noninterest expense, which were partially offset by a $0.5 million, or 14%, decrease in noninterest income.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period.  (See “Note 3:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 2.)

Net Interest Income

	For the three months
	ended March 31,
(Dollars in thousands)	2014	2013	$ Change	% Change
Interest income:
Loans	$15,775	$17,006	$(1,231)	(7.24)%
Investment securities:
U.S. government and agency obligations	427	472	(45)	(9.53)
Mortgage-backed securities	889	867	22	2.54
State and political subdivisions	296	304	(8)	(2.63)
Other securities	38	48	(10)	(21.56)
Other interest-earning assets	375	240	135	56.40
Total interest income	17,800	18,937	(1,137)	(6.00)

Interest expense:
Interest-bearing demand deposits	40	45	(5)	(11.11)
Money market accounts	146	236	(90)	(38.14)
Savings accounts	11	12	(1)	(8.33)
Time deposits of $100,000 or more	449	698	(249)	(35.67)
Other time deposits	379	661	(282)	(42.66)
Other borrowings	225	220	5	2.27
Subordinated debentures	549	1,459	(910)	(62.37)
Total interest expense	1,799	3,331	(1,532)	(45.99)

Net interest income	$16,001	$15,606	$395	2.53%

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

	For the three months ended March 31,
	2014			2013
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Noncovered loans (1) (2)	$1,262,589	$15,536	4.99%	$1,330,578	$16,514	5.03%
Covered loans (1)	15,743	239	6.16	24,895	492	8.01
Investment securities (2)	388,639	1,650	1.72	380,525	1,691	1.80
Other interest-earning assets	280,327	375	0.54	268,396	240	0.36
Total interest-earning assets	1,947,298	17,800	3.71	2,004,394	18,937	3.83
Other assets	50,247			87,592
Total assets	$1,997,545			$2,091,986

Liabilities and shareholders' equity
Interest-bearing demand deposits	$134,760	$40	0.12%	$133,600	$45	0.14%
Money market accounts	436,763	146	0.14	419,635	236	0.23
Savings accounts	44,764	11	0.10	38,721	12	0.13
Time deposits	531,071	828	0.63	683,159	1,359	0.81
Total interest-bearing deposits	1,147,358	1,025	0.36	1,275,115	1,652	0.53
Other borrowings	80,806	225	1.13	69,728	220	1.28
Subordinated debentures	46,393	549	4.73	81,963	1,459	7.22
Total interest-bearing liabilities	1,274,557	1,799	0.57	1,426,806	3,331	0.95
Noninterest-bearing demand deposits	449,128			403,547
Other liabilities	10,489			12,285
Shareholders' equity	263,371			249,348
Total liabilities and shareholders' equity	$1,997,545			$2,091,986

Net interest income and interest rate spread		$16,001	3.14%		$15,606	2.88%
Net interest margin (3)			3.33%			3.16%
Ratio of average interest-earning assets
to average interest-bearing liabilities	152.78%			140.48%

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3) Net interest margin = annualized net interest income / average interest-earning assets

Compared to the first quarter of 2013, the first quarter 2014 yields on our interest-earning assets decreased 12 basis points, while the rates paid on our interest-bearing liabilities decreased 38 basis points, resulting in an increase in the interest rate spread to 3.14%.  During the quarterly periods ended March 31, 2014 and March 31, 2013, annualized net interest margin was 3.33% and 3.16%, respectively, and for the same periods, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 152.78% from 140.48%.

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

	For the three months ended March 31,
	2014 vs. 2013
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate
Interest earned on:
Noncovered loans receivable (1)	$(978)	$(838)	$(140)
Covered loans receivable	(253)	(155)	(98)
Investment securities (1)	(41)	36	(77)
Other interest-earning assets	135	11	124
Total interest income	(1,137)	(946)	(191)

Interest paid on:
Interest-bearing demand	(5)	0	(5)
Money market accounts	(90)	9	(99)
Savings accounts	(1)	2	(3)
Time deposits	(531)	(272)	(259)
Other borrowings	5	33	(28)
Subordinated debentures	(910)	(513)	(397)
Total interest expense	(1,532)	(741)	(791)

Net interest income	$395	$(205)	$600

(1) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

Noninterest Income

	For the three months
	ended March 31,
(Dollars in thousands)	2014	2013	$ Change	% Change
Noninterest income:
Other service charges	$2,259	$2,340	$(81)	(3.46)%
Other fees	337	320	17	5.31
Other noninterest income	70	63	7	11.11
Gain on sale/call of investment securities	135	-	135	100.00
Gain on sales of mortgage loans:
One-to-four family residential	224	794	(570)	(71.79)
All other loan sales	-	20	(20)	-
Total noninterest income	$3,025	$3,537	$(512)	(14.48)%

Other noninterest income increased due to a gain in fixed assets.

The gain on sales of investment securities was the result of the release of escrowed funds received in association with the sale of an investment that was carried at cost.

Gain on sales of mortgage loans is primarily a reflection of the activity in residential mortgage lending. The decrease relates to a decrease in mortgage lending activity during the year.

Noninterest Expense

	For the three months
	ended March 31,
(Dollars in thousands)	2014	2013		$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$8,126	$	$ 8,136	$(10)	(0.12)%
Occupancy	2,769		2,574	195	7.58
FDIC and other insurance	397		491	(94)	(19.14)
Other real estate (net)	68		353	(285)	(80.74)
Unfunded loan commitment reserve	85		116	(31)	(26.72)
Other general and administrative	2,662		2,718	(56)	(2.06)
Total noninterest expense	$14,107		$14,388	$(281)	(1.95)%

The number of full-time equivalent employees decreased from  402 at the beginning of the quarter to 397 as of March 31, 2014.    The decrease in personnel expense from the prior year is primarily the result of decreased employee 401K contribution expense and decreased employee taxable income expense, offset, in part, by increased accrued bonus expense.

Our financial institution subsidiary pays deposit insurance premiums to the FDIC based on assessment rates.  The decrease from prior year is primarily the result of the decrease in assets, which is the basis for the premium calculation, and a decrease in the assessment rates.

The decrease in other real estate net expenses is primarily the result of a decrease in net expenses as a result of fewer other real estate properties.

The unfunded loan commitment reserve expense increased as a result of the application of our methodology to calculate the reserve.

The decrease in other general and administrative is primarily the result of lower miscellaneous and legal fees.

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

 Taxes on Income

Our income tax expense was $2.2 million for the first three months of 2014 compared to $1.9 million for the first three months of 2013, an increase of  $0.3 million, or 19%.  The increase in the income tax expense is the result of increased income and fluctuations in permanent book/tax differences.  The effective tax rate for the first three months of 2014 was 37.49%.

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

Southwest and Bank SNB have available various forms of short-term borrowings for cash management and liquidity purposes.  These forms of borrowings include federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank (“FRB”) and the Federal Home Loan Bank of Topeka (“FHLB”).

Bank SNB also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program.  There was no outstanding balance of those notes at March 31, 2014.  Bank SNB has approved federal funds purchase lines totaling $140.0 million with four banks.  There was no outstanding balance on these lines at March 31, 2014.  Bank SNB is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program.  Collateral under this program consists of pledged selected commercial and industrial loans.  Currently the collateral allows Bank SNB to borrow up to $54 million.  As of March 31, 2014, no borrowings were made through the BIC program.  In addition, Bank SNB has available a $322 million line of credit from the FHLB.  Borrowings under the FHLB lines are secured by investment securities and loans.  At March 31, 2014, the Bank SNB FHLB line of credit had an outstanding balance of $25.0 million.

(See also “Deposits and Other Borrowings” on page 32 for funds available and “Note 8: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements for a discussion of our funds management unit.)

Bank SNB sells securities under agreements to repurchase with Bank SNB retaining custody of the collateral.  Collateral consists of U.S. government agency obligations, which are designated as pledged with Bank SNB’s safekeeping agent.  These transactions are for one to four day periods.  Outstanding balances under this program were $60.7 million and $55.6 million as of March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014, $251.3 million of the total carrying value of investment securities of $376.8 million were pledged as collateral to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.  Any amount over pledged can be released at any time.

During the first three months of 2014,  no category of short-term borrowings had an average balance that exceeded 30% of ending shareholders’ equity.

During the first three months of 2014, cash and cash equivalents decreased by $13.3 million, or 5%, to $266.6 million.  This decrease was the net result of cash used in investing activities of $38.7 million (primarily from an increase in loans originated and purchases of available for sale securities offset by repayments of securities) and cash used in operating activities of $0.7 million, offset in part by cash provided in financing activities of $26.2 million (primarily from net increases in deposits).

CAPITAL REQUIREMENTS

Financial holding companies are required to maintain capital ratios set by the FRB in its Risk-Based Capital Guidelines.  At March 31, 2014, we exceeded all applicable capital requirements, having a total risk-based capital ratio of 21.29%, a Tier I risk-based capital ratio of 19.98%, and a Tier 1 leverage ratio of 15.09%.  As of March 31, 2014,  Bank SNB met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest or Bank SNB by bank regulators.

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

There have been no significant changes in our application of critical accounting policies since December 31, 2013.

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

Estimated Changes in Net Interest Income

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp

March 31, 2014	4.85%	2.34%	(0.09)%
December 31, 2013	6.25%	2.99%	(0.03)%

The current overnight rate as established by the Federal Open Market Committee is in the 0% to 0.25% range.  We believe that all down rate scenarios are impractical since they would result in an overnight rate of less than 0%.  As a result, the down 100 bp, down 200 bp and down 300 bp scenarios have been excluded.  Net interest income at risk declined in all three rising interest rate scenarios when compared to the December 31, 2013 risk position. Our greatest exposure to changes in interest rate is in the +300 bp scenario with a reduction in net interest income of 4.85% on March 31, 2014, a 1.40%  decline from the December 31, 2013 level of 6.25%.   Bank SNB is in compliance with all policy limits established for net interest income at risk.

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

Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

March 31, 2014	(5.31)%	(3.59)%	(2.30)%
December 31, 2013	(6.69)%	(4.63)%	(2.91)%

As of March 31, 2014 the economic value of equity measure improved  in each of the three rising interest rate scenarios when compared to the December 31, 2013 percentages.  Our largest economic value of equity exposure is the +300 bp scenario.  The +300 bp scenario was (5.31%) on March 31, 2014, a 1.38%  improvement  over the December 31, 2013 value of (6.69%).   Bank SNB is in compliance with all policy limits established for the economic value of equity.

*   *   *   *   *   *   *

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014.  Our Chief Executive Officer and Chief Financial Officer participated in the evaluation.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1:  Legal proceedings

On March 18, 2011, an action entitled Ubaldi, et al. v SLM Corporation (“Sallie Mae”), et al., Case No. 3:11-cv-01320 EDL (the “Ubaldi Case”) was filed in the U.S. District Court for the Northern District of California as a putative class action with respect to certain loans that the plaintiffs claim were made by Sallie Mae.   The loans in question were made by various banks, including Bank SNB, and sold to Sallie Mae.  Plaintiff claims that Sallie Mae entered into arrangements with chartered banks in order to evade California law and that Sallie Mae is the de facto lender on the loans in question and, as the lender on such loan, Sallie Mae charged interest and late fees that violates California usury law and the California Business and Professions Code.  Sallie Mae has denied all claims asserted against it and has stated that it intends to vigorously defend the action.  On March 26, 2014, the Court denied the plaintiff’s request to certify the class; however, the Court is permitting the plaintiff to amend its filing to redefine the class.

Bank SNB is not named in the action.  In the first quarter of 2014, Sallie Mae provided Bank SNB with a notice of claims that have been asserted against Sallie Mae in the Ubaldi Case (the “Notice”).  Sallie Mae asserts in the Notice that Bank SNB may have indemnification and/or repurchase obligations pursuant to the ExportSS Agreement dated July 1, 2002 between Sallie Mae and Bank SNB, pursuant to which the loans in question were made by Bank SNB.  Bank SNB has substantial defenses with respect to any claim for indemnification or repurchase ultimately made by Sallie Mae, if any, and intends to vigorously defend against any such claims.

We and our subsidiaries are regularly subject to various claims and legal actions arising in the normal course of business that are not disclosed in this report.  Management currently does not expect that ultimate disposition of any of these matters will have a material adverse effect on our financial statements.  We are not currently aware of any additional, or material changes to, pending or threatened litigation against us or our subsidiaries that involves any of our property or the property of our subsidiaries that could have a material adverse effect on our financial statements.

Item 1A:  Risk Factors

There were no material changes in risk factors during the first three months of 2014 from those disclosed in our Form 10-K for the year ended December 31, 2013.

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

SOUTHWEST BANCORP, INC.

(Registrant)

By: /s/ Mark W. Funke	May 7, 2014
Mark W. Funke President and Chief Executive Officer (Principal Executive Officer)	Date

By: /s/ Joe T. Shockley, Jr.	May 7, 2014
Joe T. Shockley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date