Form 10-Q
period 2014-06-30
SOUTHWEST BANCORP INC
filed 2014-08-07
CIK 914374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

 __________________

[ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

[    ] YES[ x ] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 7, 2014, the issuer has 19,793,460  shares of its Common Stock, par value $1.00, outstanding.

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

 SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Financial Condition

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Assets:
Cash and due from banks	$28,369	$28,062
Interest-bearing deposits	86,785	251,777
Cash and cash equivalents	115,154	279,839
Securities held to maturity (fair values of $11,286 and $12,115, respectively)	10,682	11,720
Securities available for sale (amortized cost of $373,609 and $385,423, respectively)	375,191	382,479
Loans held for sale	6,803	3,060
Loans receivable (includes loss share: $606 and $1,812, respectively)	1,344,897	1,267,843
Less: Allowance for loan losses	(33,083)	(36,663)
Net loans receivable	1,311,814	1,231,180
Accrued interest receivable	4,636	5,335
Non-hedge derivative asset	121	-
Premises and equipment, net	19,096	20,833
Other real estate	4,285	2,654
Goodwill	1,214	1,214
Other intangible assets, net	3,849	4,980
Other assets	32,313	38,129
Total assets	$1,885,158	$1,981,423

Liabilities:
Deposits:
Noninterest-bearing demand	$427,431	$444,796
Interest-bearing demand	124,712	120,156
Money market accounts	430,296	439,981
Savings accounts	31,187	41,727
Time deposits of $100,000 or more	209,059	251,185
Other time deposits	241,170	286,241
Total deposits	1,463,855	1,584,086
Accrued interest payable	772	832
Non-hedge derivative liability	121	-
Other liabilities	11,906	10,293
Other borrowings	90,760	80,632
Subordinated debentures	46,393	46,393
Total liabilities	1,613,807	1,722,236
Shareholders' equity:
Common stock - $1 par value; 40,000,000 shares authorized;
19,793,123, 19,732,926, shares issued and outstanding, respectively	19,793	19,733
Paid in capital	100,962	99,937
Retained earnings	150,789	142,528
Accumulated other comprehensive loss	(193)	(3,011)
Total shareholders' equity	271,351	259,187
Total liabilities & shareholders' equity	$1,885,158	$1,981,423

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Operations

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands, except earnings per share data)	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$16,343	$16,415	$32,118	$33,421
Investment securities:
U.S. Government and agency obligations	337	426	764	898
Mortgage-backed securities	937	833	1,826	1,700
State and political subdivisions	294	302	590	606
Other securities	60	33	98	81
Other interest-earning assets	314	255	689	495
Total interest income	18,285	18,264	36,085	37,201

Interest expense:
Interest-bearing demand	40	37	80	82
Money market accounts	136	190	282	426
Savings accounts	11	12	22	24
Time deposits of $100,000 or more	338	613	787	1,311
Other time deposits	406	590	785	1,251
Other borrowings	223	222	448	442
Subordinated debentures	557	1,466	1,106	2,925
Total interest expense	1,711	3,130	3,510	6,461

Net interest income	16,574	15,134	32,575	30,740

Provision for loan losses	(355)	(876)	(1,341)	(378)
Net interest income after provision for loan losses	16,929	16,010	33,916	31,118

Noninterest income:
Service charges and fees	2,608	2,607	5,204	5,267
Gain on sale of bank branches, net	4,378	-	4,378	-
Gain on sales of mortgage loans, net	463	831	687	1,645
Gain on sale/call of investment securities, net	629	-	764	-
Other noninterest income	168	53	238	116
Total noninterest income	8,246	3,491	11,271	7,028

Noninterest expense:
Salaries and employee benefits	8,472	8,039	16,598	16,175
Occupancy	2,783	2,679	5,552	5,253
FDIC and other insurance	314	400	711	891
Other real estate, net	511	(1,394)	579	(1,041)
General and administrative	3,252	3,115	5,999	5,949
Total noninterest expense	15,332	12,839	29,439	27,227
Income before taxes	9,843	6,662	15,748	10,919
Taxes on income	3,691	2,248	5,905	4,116
Net income	$6,152	$4,414	$9,843	$6,803

Basic earnings per common share	$0.31	$0.22	$0.50	$0.34
Diluted earnings per common share	0.31	0.22	0.50	0.34
Common dividends declared per share	0.04	-	0.08	-

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands)	2014	2013	2014	2013

Net income	$6,152	$4,414	$9,843	$6,803

Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities	2,132	(6,481)	4,526	(6,750)
Change in fair value of derivative used for cash flow hedge	(32)	1,276	70	1,517
Other comprehensive income (loss), before tax	2,100	(5,205)	4,596	(5,233)
Tax benefit (expense) related to items of other comprehensive
income (loss)	(812)	1,982	(1,778)	1,994
Other comprehensive income (loss), net of tax	1,288	(3,223)	2,818	(3,239)
Comprehensive income	$7,440	$1,191	$12,661	$3,564

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

	For the six months
	ended June 30,
(Dollars in thousands)	2014	2013
Operating activities:
Net income	$9,843	$6,803
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(1,341)	(378)
Adjustment to other real estate	320	1,887
Deferred tax expense	5,609	3,830
Asset depreciation	1,301	1,218
Securities premium amortization, net of discount accretion	1,341	1,965
Amortization of intangibles	393	723
Stock based compensation expense	430	554
Net gain on sales/calls of investment securities	(764)	-
Net gain on sales of mortgage loans	(687)	(1,645)
Net (gain) loss on sales of premises/equipment	37	(9)
Net (gain) loss on sales of other real estate	18	(3,535)
Net gain from sale of bank branches	(4,378)	-
Proceeds from sales of held for sale loans	35,711	76,711
Held for sale loans originated for resale	(38,709)	(76,921)
Net changes in assets and liabilities:
Accrued interest receivable	398	298
Other assets	(1,687)	26,934
Accrued interest payable	(73)	(96)
Other liabilities	1,080	(2,771)
Net cash provided by operating activities	8,842	35,568
Investing activities:
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	1,000	5,000
Available for sale securities	45,343	64,043
Redemptions (purchases) of other investments	885	(12)
Purchases of available for sale securities	(34,833)	(73,050)
Loans originated, net of principal repayments	(109,347)	56,512
Cash outflows from sale of bank branches, net	(94,806)	-
Purchases of premises and equipment	(1,034)	(631)
Proceeds from sales of premises and equipment	39	50
Proceeds from sales of other real estate	251	15,167
Net cash provided by (used in) investing activities	(192,502)	67,079
Financing activities:
Net increase (decrease) in deposits	10,344	(93,617)
Net increase in other borrowings	10,128	3,972
Net proceeds from issuance of common stock	75	178
Repurchase of common stock warrant	-	(2,287)
Common stock dividends paid	(1,571)	-
Preferred stock dividends paid	(1)	-
Net cash provided by (used in) financing activities	18,975	(91,754)
Net increase (decrease) in cash and cash equivalents	(164,685)	10,893
Cash and cash equivalents:
Beginning of period	279,839	288,079
End of period	$115,154	$298,972

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in	Retained	Comprehensive	Shareholders'
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, December 31, 2012	19,529,705	$19,530	$99,705	$125,093	$1,728	$246,056

Warrant repurchase	-	-	(2,287)	-	-	(2,287)
Common stock issued	161,600	162	1,909	-	-	2,071
Net common stock issued under employee
plans and related tax expense	1,301	1	15	-	-	16
Other comprehensive loss, net of tax	-	-	-	-	(3,239)	(3,239)
Net income	-	-	-	6,803	-	6,803

Balance, June 30, 2013	19,692,606	$19,693	$99,342	$131,896	$(1,511)	$249,420

Balance, December 31, 2013	19,732,926	$19,733	$99,937	$142,528	$(3,011)	$259,187

Dividends paid:
Preferred	-	-	-	(1)	-	(1)
Common, $0.08 per share,	-	-	-	(1,581)	-	(1,581)
Common stock issued	59,343	59	1,010	-	-	1,069
Net common stock issued under employee
plans and related tax expense	854	1	15	-	-	16
Other comprehensive income, net of tax	-	-	-	-	2,818	2,818
Net income	-	-	-	9,843	-	9,843

Balance, June 30, 2014	19,793,123	$19,793	$100,962	$150,789	$(193)	$271,351

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1:  SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States.  However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation.  Those adjustments consist of normal recurring adjustments.  The results of operations for the three and six months ended June 30, 2014, and the cash flows for the six months ended June 30, 2014, should not be considered indicative of the results to be expected for the full year.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying unaudited consolidated financial statements include the accounts of Southwest Bancorp, Inc. (“we”, “our”, “us”, “Southwest”), our wholly owned financial institution subsidiaries, Bank SNB, National Association (“Bank SNB”), our banking subsidiary,  SNB Capital Corporation, a lending and loan workout subsidiary, and consolidated the subsidiaries of Bank SNB, including SNB Real Estate Holdings, Inc.  All significant intercompany transactions and balances have been eliminated in consolidation.

In accordance with Accounting Standards Codification (“ASC”) 855, Subsequent Events,  we have evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.  Please see Note 12: Subsequent Events for more detail.

NOTE 2:  DISPOSALS

On January 16, 2014, we announced the execution of agreements to sell branch banks in Overland Park, Anthony, and Harper, Kansas, which were all a part of our Kansas operating segment.  After strategic evaluation, we decided to sell these branches in order to invest our capital and resources in Wichita, Hutchinson, and South Hutchinson to better fit our product lines in Kansas, along with our banking offices in Oklahoma and Texas. There are no further plans to divest of any other banking offices at this time, and we will focus on growing our presence in other markets in which we operate.

During the second quarter of 2014, the Overland Park branch was sold to Fidelity Bank in Wichita, Kansas, and the Anthony and Harper, Kansas branches were sold to BancCentral, National Association, in Alva, Oklahoma. The sold branches had combined total deposits of $130.6 million and loans of $27.9 million.

These transactions resulted in a net gain of $4.4 million, which is included as a separate line item under noninterest income in the gain on sale of bank branches, net line item on the unaudited consolidated statements of operations.

NOTE 3:  INVESTMENT SECURITIES

A summary of the amortized cost and fair values of investment securities at June 30, 2014 and December 31, 2013 follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At June 30, 2014
Held to Maturity:
Obligations of state and political subdivisions	$10,682	$604	$-	$11,286
Total	$10,682	$604	$-	$11,286

Available for Sale:
Federal agency securities	$112,929	$383	$(1,098)	$112,214
Obligations of state and political subdivisions	33,469	399	(221)	33,647
Residential mortgage-backed securities	183,590	2,121	(1,289)	184,422
Asset-backed securities	9,593	3	(42)	9,554
Other securities	34,028	1,354	(28)	35,354
Total	$373,609	$4,260	$(2,678)	$375,191

At December 31, 2013
Held to Maturity:
Obligations of state and political subdivisions	$11,720	$395	$-	$12,115
Total	$11,720	$395	$-	$12,115

Available for Sale:
Federal agency securities	$123,332	$330	$(2,889)	$120,773
Obligations of state and political subdivisions	33,685	36	(1,085)	32,636
Residential mortgage-backed securities	183,512	1,747	(2,089)	183,170
Asset-backed securities	9,578	-	(96)	9,482
Other securities	35,316	1,267	(165)	36,418
Total	$385,423	$3,380	$(6,324)	$382,479

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association. Other securities consist of corporate stock.

Securities with limited marketability, such as Federal Reserve Bank stock, Federal Home Loan Bank (“FHLB”) stock, and certain other investments, are carried at cost and included in other assets on the unaudited consolidated statements of financial condition.  Total investments carried at cost were $7.3 million at June 30, 2014 and  $8.1 million at December 31, 2013.  There are no identified events or changes in circumstances that may have a significant adverse effect on the investments carried at cost.

A comparison of the amortized cost and approximate fair value of our investment securities by maturity date at June 30, 2014 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
One year or less	$22,931	$23,279	$940	$949
More than one year through five years	172,375	174,510	2,221	2,287
More than five years through ten years	121,916	120,739	4,137	4,311
More than ten years	56,387	56,663	3,384	3,739
Total	$373,609	$375,191	$10,682	$11,286

The foregoing analysis assumes that our residential mortgage-backed securities mature during the period in which they are estimated to prepay.  No other prepayment or repricing assumptions have been applied to our investment securities for this analysis.

Gain or loss on sale of investments is based upon the specific identification method.  There were no sales of securities available for sale for the six months ended June 30, 2014 or June 30, 2013.

The following table shows securities with gross unrealized losses and their fair values by the length of time that the individual securities had been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013.  Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
		Amortized cost of	Loss Existing for:		Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses
At June 30, 2014
Available for Sale:
Federal agency securities	15	$59,185	$(695)	$(403)	$58,087
Obligations of state and political subdivisions	9	13,149	(66)	(155)	12,928
Residential mortgage-backed securities	39	66,734	(1,029)	(260)	65,445
Asset-backed securities	2	7,838	(42)	-	7,796
Other securities	3	14,679	(28)	-	14,651
Total	68	$161,585	$(1,860)	$(818)	$158,907

At December 31, 2013
Available for Sale:
Federal agency securities	24	$87,921	$(2,885)	$(4)	$85,032
Obligations of state and political subdivisions	20	31,579	(887)	(198)	30,494
Residential mortgage-backed securities	53	104,667	(2,015)	(74)	102,578
Asset-backed securities	3	9,578	(96)	-	9,482
Other securities	8	27,728	(165)	-	27,563
Total	108	$261,473	$(6,048)	$(276)	$255,149

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

We have the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities.  Furthermore, as of June 30, 2014, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not likely that we will have to sell any such securities before a recovery of cost.  The declines in fair value were attributable to recent increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates.  Management does not believe any of the securities are impaired due to credit quality.  Accordingly, as of June 30, 2014, management believes the impairment of these investments is not deemed to be other-than-temporary.

As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.  Securities with an amortized cost of $249.9 million and $292.6 million were pledged to meet such requirements at June 30, 2014 and December 31, 2013, respectively.  Any amount over-pledged can be released at any time.

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

We extend commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas.  Our commercial lending operations are concentrated in Oklahoma City, Tulsa, Dallas, Wichita, and other metropolitan markets in Oklahoma, Texas,  and Kansas.  As a result, the collectability of our loan portfolio can be affected by changes in the economic conditions in those states and markets.  Please see Note 9: Operating Segments for more detail regarding loans by market.  At June 30, 2014 and December 31, 2013, substantially all of our loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.

Our loan classifications were as follows:

(Dollars in thousands)	At June 30, 2014	At December 31, 2013
Real estate mortgage:
Commercial	$769,021	$752,279
One-to-four family residential	79,542	83,988
Real estate construction:
Commercial	166,981	143,848
One-to-four family residential	8,359	4,646
Commercial	300,163	255,058
Installment and consumer:
Guaranteed student loans	4,282	4,394
Other	23,352	26,690
	1,351,700	1,270,903
Less: Allowance for loan losses	(33,083)	(36,663)
Total loans, net	$1,318,617	$1,234,240

Concentrations of Credit.  At June 30, 2014, $459.7 million, or 34%, and  $398.7 million, or 29%, of our loans consisted of loans to individuals and businesses in the real estate and healthcare industry, respectively.  We do not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Loans Held for Sale.  We had loans which were held for sale of $6.8 million and $3.1 million at June 30, 2014 and December 31, 2013, respectively.  The loans currently classified as held for sale, primarily residential mortgage loans, are carried at the lower of cost or market value.  A substantial portion of our one-to-four family residential loans and loan servicing rights are sold to one buyer.  These mortgage loans are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan.  These loans are available for sale in the secondary market.

Loan Servicing.  We earn fees for servicing real estate mortgages and other loans owned by others.  The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned.  The unpaid principal balance of real estate mortgage loans serviced for others totaled $397.3 million and $390.7 million at June 30, 2014 and December 31, 2013, respectively.  Loan servicing rights are capitalized based on estimated fair value at the point of origination.  The servicing rights are amortized over the period of estimated net servicing income.

Acquired Loans.  On June 19, 2009, Bank SNB entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire substantially all loans as well as certain other related assets of First National Bank of Anthony, Anthony, Kansas in an FDIC-assisted transaction.  Bank SNB and the FDIC entered into loss sharing agreements that provide Bank SNB with significant protection against credit losses from loans and related assets acquired in the transaction.  Under these agreements, for a period of ten years for 1-4 family real estate loans and for a period of five years for other loans, the FDIC will reimburse Bank SNB for 80% of net losses up to $35.0 million on covered assets, primarily acquired loans and other real estate, and for 95% of any net losses above $35.0 million.  Bank SNB services the covered assets.  The five-year period for other loans expired June 30, 2014.

Due to the immateriality of the remaining balance of loans covered under the loss sharing agreement with the FDIC, covered and noncovered loans have been combined for reporting purposes. Prior period numbers have also been adjusted to reflect this change. This adjustment has no financial statement impact.

Loans covered under the loss sharing agreements with the FDIC, including the amounts of expected reimbursements from the FDIC under these agreements, are reported in loans.  The acquired loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses.  Subsequent decreases in expected cash flows are recognized as impairments.  Valuation allowances on these loans reflect only losses incurred after the acquisition.

The expected payments from the FDIC under the loss sharing agreements are recorded as part of loans in the unaudited consolidated statements of financial condition.

Changes in the carrying amounts and accretable yields for loans acquired under the loss sharing agreement with the FDIC were as follows for the three and six months ended June 30, 2014 and June 30, 2013.

	For the three months ended June 30,
	2014		2013
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$1,503	$15,053	$1,707	$23,601
Payments received	-	(6,766)	-	(1,941)
Net charge-offs	(5)	(367)	-	(70)
Accretion	(638)	-	(127)	56
Balance at end of period	$860	$7,920	$1,580	$21,646

	For the six months ended June 30,
	2014		2013
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$1,597	$16,427	$1,904	$25,707
Payments received	-	(8,099)	-	(3,830)
Transfers to other real estate / repossessed assets	-	-	(33)	(375)
Net charge-offs	(9)	(408)	(1)	(70)
Accretion	(728)	-	(290)	214
Balance at end of period	$860	$7,920	$1,580	$21,646

Nonperforming / Past Due Loans.  We identify past due loans based on contractual terms on a loan by loan basis and generally place loans, except for consumer loans, on nonaccrual when any portion of the principal or interest is ninety  days past due and collateral is insufficient to discharge the debt in full.  Interest accrual may also be discontinued earlier if, in management’s opinion, collection is unlikely.  Generally, past due consumer installment loans are not placed on nonaccrual but are charged-off when they are four months past due.  Accrued interest is written off when a loan is placed on nonaccrual status.  Subsequent interest income is recorded when cash receipts are received from the borrower and collectability of the principal amount is reasonably assured.

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

The following table shows the recorded investment in loans on nonaccrual status.

(Dollars in thousands)	At June 30, 2014	At December 31, 2013
Real estate mortgage:
Commercial	$7,613	$7,766
One-to-four family residential	1,180	513
Real estate construction:
Commercial	82	2,721
Commercial	7,484	8,769
Other consumer	119	50
Total nonaccrual loans	$16,478	$19,819

During the first six months of 2014,  an immaterial amount of interest income was received on nonaccruing loans.  If interest on all nonaccrual loans had been accrued for the six months ended June 30, 2014, additional interest income of $0.5 million would have been recorded.

Net cumulative charge-offs against nonaccrual loans at June 30, 2014 and December 31, 2013 were $6.2 million and $8.2 million, respectively.

The following table shows an age analysis of past due loans at June 30, 2014 and December 31, 2013.

		90 days and				Recorded loans
	30-89 days	greater	Total past		Total	> 90 days and
(Dollars in thousands)	past due	past due	due	Current	loans	accruing
At June 30, 2014
Real estate mortgage:
Commercial	$4,538	$7,613	$12,151	$756,870	$769,021	$-
One-to-four family residential	234	1,180	1,414	78,128	79,542	-
Real estate construction:
Commercial	-	82	82	166,899	166,981	-
One-to-four family residential	-	-	-	8,359	8,359	-
Commercial	773	7,484	8,257	291,906	300,163	-
Other	74	119	193	27,441	27,634	-
Total	$5,619	$16,478	$22,097	$1,329,603	1,351,700	$-

At December 31, 2013
Real estate mortgage:
Commercial	$3,851	$7,766	$11,617	$740,662	$752,279	$-
One-to-four family residential	302	513	815	83,173	83,988	-
Real estate construction:
Commercial	569	2,721	3,290	140,558	143,848	-
One-to-four family residential	-	-	-	4,646	4,646	-
Commercial	1,998	8,819	10,817	244,241	255,058	50
Other	128	53	181	30,903	31,084	3
Total	$6,848	$19,872	$26,720	$1,244,183	1,270,903	$53

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

Impaired loans are shown in the following table:

	With No Specific Allowance		With A Specific Allowance
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Investment	Balance	Allowance
At June 30, 2014
Commercial real estate	$29,954	$31,355	$16,207	$16,291	$3,598
One-to-four family residential	1,650	1,795	10	49	-
Real estate construction	82	108	-	-	-
Commercial	2,195	2,832	6,678	12,699	2,625
Other	119	238	-	-	-
Total	$34,000	$36,328	$22,895	$29,039	$6,223

At December 31, 2013
Commercial real estate	$38,077	$39,544	$15,903	$16,186	$4,015
One-to-four family residential	510	630	42	94	4
Real estate construction	84	106	2,636	2,762	18
Commercial	1,120	1,254	9,177	14,608	3,863
Other	4	6	46	72	46
Total	$39,795	$41,540	$27,804	33,722	$7,946

The average recorded investment and interest income recognized on impaired loans as of the six months ended June 30, 2014 and June 30, 2013 is shown in the following table:

	As of and for the six months ended June 30,
	2014		2013
	Average		Average
	Recorded	Interest	Recorded	Interest
(Dollars in thousands)	Investment	Income	Investment	Income
Commercial real estate	$43,104	$663	$64,490	$968
One-to-four family residential	3,649	1	4,844	1
Real estate construction	251	-	5,514	-
Commercial	9,693	42	13,880	46
Other	69	-	161	-
Total	$56,766	$706	$88,889	$1,015

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

Troubled debt restructured loans outstanding as of June 30, 2014 and December 31, 2013 were as follows:

	At June 30, 2014		At December 31, 2013
(Dollars in thousands)	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial real estate	$37,212	$3,840	$44,442	$4,456
One-to-four family residential	16	121	18	162
Commercial	1,388	273	1,527	648
Consumer	-	-	-	46
Total	$38,616	$4,234	$45,987	$5,312

At June 30, 2014 and December 31, 2013,  we had no significant commitments to lend additional funds to debtors whose loan terms have been modified in a  troubled debt restructuring.

Loans modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2014 and June 30, 2013 are shown in the following table:

	For the three months ended June 30,
	2014		2013
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial real estate	2	$9,684	2	$1,722
Commercial	-	-	2	1,307
Total	2	$9,684	4	$3,029

	For the six months ended June 30,
	2014		2013
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial real estate	2	$9,684	7	$2,948
Commercial	3	229	5	1,863
Total	5	$9,913	12	$4,811

The modifications of loans identified as troubled debt restructurings primarily related to payment reductions, payment extensions, and/or reductions in the interest rate.  The financial impact of troubled debt restructurings is not significant.

The following table presents the recorded investment and the number of loans modified as a troubled debt restructuring that subsequently defaulted during the three and six months ended June 30, 2014 and June 30, 2013.  Default, for this purpose, is deemed to occur when a loan is 90 days or more past due or transferred to nonaccrual and is within twelve months of restructuring.

	For the three months ended June 30,
	2014		2013
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	Investment	Contracts	Investment
Commercial	1	$205	1	$1,048
Total	1	$205	1	$1,048

	For the six months ended June 30,
	2014		2013
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	Investment	Contracts	Investment
Commercial real estate	-	$-	1	$550
Commercial	1	205	1	1,048
Total	1	$205	2	$1,598

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

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans.  As of June 30, 2014 and December 31, 2013, based on the most recent analysis performed as of those dates, the risk category of loans by class was as follows:

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At June 30, 2014
Grade:
Pass	$649,528	$77,779	$149,316	$284,442	$27,382	$1,188,447
Special Mention	51,345	104	7,164	4,013	133	62,759
Substandard	67,750	1,625	18,860	6,328	119	94,682
Doubtful	398	34	-	5,380	-	5,812
Total	$769,021	$79,542	$175,340	$300,163	$27,634	$1,351,700

At December 31, 2013
Grade:
Pass	$610,929	$81,534	$101,715	$233,132	$30,893	$1,058,203
Special Mention	62,932	1,452	22,576	6,130	141	93,231
Substandard	77,453	944	24,203	11,329	50	113,979
Doubtful	965	58	-	4,467	-	5,490
Total	$752,279	$83,988	$148,494	$255,058	$31,084	$1,270,903

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

The following tables show the balance in the allowance for loan losses and the recorded investment in loans for the dates indicated by portfolio classification disaggregated on the basis of impairment evaluation method.

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At June 30, 2014
Balance at beginning of period	$18,854	$850	$5,523	$10,985	$451	$36,663
Loans charged-off	(683)	(126)	(655)	(3,514)	(405)	(5,383)
Recoveries	2,343	146	-	595	60	3,144
Provision for loan losses	(3,538)	(238)	418	1,742	275	(1,341)
Balance at end of period	$16,976	$632	$5,286	$9,808	$381	$33,083

Allowance for loan losses ending balance:
Individually evaluated for impairment	$3,598	$-	$-	$2,625	$-	$6,223
Collectively evaluated for impairment	13,378	632	5,286	7,183	381	26,860
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$16,976	$632	$5,286	$9,808	$381	$33,083

Loans receivable ending balance:
Individually evaluated for impairment	$42,588	$387	$82	$8,873	$119	$52,049
Collectively evaluated for impairment	720,559	77,284	175,132	291,242	27,514	1,291,731
Acquired with deteriorated credit quality	5,874	1,871	126	48	1	7,920
Total ending loans balance	$769,021	$79,542	$175,340	$300,163	$27,634	$1,351,700

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At June 30, 2013
Balance at beginning of period	$27,223	$861	$5,271	$12,604	$759	$46,718
Loans charged-off	(509)	(577)	(131)	(5,335)	(171)	(6,723)
Recoveries	86	47	39	499	64	735
Provision for loan losses	(5,685)	731	1,650	2,989	(63)	(378)
Balance at end of period	$21,115	$1,062	$6,829	$10,757	$589	$40,352

Allowance for loan losses ending balances:
Individually evaluated for impairment	$4,076	-	-	3,840	59	7,975
Collectively evaluated for impairment	17,019	1,000	6,829	6,917	530	32,295
Acquired with deteriorated credit quality	20	62	-	-	-	82
Total ending allowance balance	$21,115	$1,062	$6,829	$10,757	$589	$40,352

Loans receivable ending balance:
Individually evaluated for impairment	$46,321	418	5,989	12,574	63	65,365
Collectively evaluated for impairment	740,365	77,027	158,159	223,093	32,434	1,231,078
Acquired with deteriorated credit quality	15,452	4,253	320	1,554	67	21,646
Total ending loans balance	$802,138	$81,698	$164,468	$237,221	$32,564	$1,318,089

NOTE 5:  FAIR VALUE MEASUREMENTS

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

The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies.  However, considerable judgment is required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amount we could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies could have a material effect on our estimated fair value amounts.  There were no significant changes in valuation methods used to estimate fair value during the six months ended June 30, 2014.

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

The fair value of a single private equity investment is estimated based on our proportionate share of the net asset value, $2.5 million and $2.4 million as of June 30, 2014 and December 31, 2013, respectively.  The investee invests in small and mid-sized U.S. financial institutions and other financial-related companies.  This investment has a quarterly redemption with sixty-five days’ notice.

Derivative instruments – We utilize an interest rate swap agreement to convert one of our variable-rate subordinated debentures to a fixed rate.  This has been designated as a cash flow hedge. We also offer an interest rate swap program that permits qualified customers to manage interest rate risk on variable rate loans with Bank SNB. Derivative contracts are executed between our customers and Bank SNB. Offsetting contracts are executed by Bank SNB and approved counterparties. The counterparty contracts are identical to customer contracts, except for  a fixed pricing spread or fee paid to us. The fair value of the interest rate swap agreements are obtained from dealer quotes.

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At June 30, 2014
Available for sale securities:
Federal agency securities	$112,214	$-	$112,214	$-
Obligations of state and political subdivisions	33,647	-	33,647	-
Residential mortgage-backed securities	184,422	-	184,422	-
Asset-backed securities	9,554	-	9,554	-
Other securities	35,354	142	35,212	-
	-
Derivative instruments, net	(1,897)	-	(1,897)	-
Total	$373,294	$142	$373,152	$-

At December 31, 2013
Available for sale securities:
Federal agency securities	$120,773	$-	$120,773	$-
Obligations of state and political subdivisions	32,636	-	32,636	-
Residential mortgage-backed securities	183,170	-	183,170	-
Asset-backed securities	9,482		9,482
Other securities	36,418	151	36,267	-

Derivative instrument, net	(1,967)	-	(1,967)	-
Total	$380,512	$151	$380,361	$-

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

Mortgage loan servicing rights – There is no active trading market for loan servicing rights.  The fair value of loan servicing rights is estimated by calculating the present value of net servicing revenue over the anticipated life of each loan.  A cash flow model is used to determine fair value.  Key assumptions and estimates, including projected prepayment speeds and assumed servicing costs, earnings on escrow deposits, ancillary income, and discount rates, used by this model are based on current market sources.  A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults, and other relevant factors.  The prepayment model is updated for changes in market conditions. As of June 30, 2014, there was no impairment; therefore, no fair value adjustments were recorded through earnings.

Assets that were measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013 are summarized below.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At June 30, 2014
Impaired loans at fair value :
Commercial real estate	$24,327	$-	$24,327	$-
One-to-four family residential	10	-	10	-
Commercial	7,011	-	7,011	-
Other consumer	117	-	117	-

Loans held for sale:
One-to-four family residential	6,028	-	6,028	-
Government guaranteed commercial real estate	738	-	738	-
Other loans held for sale	37	-	37	-

Other real estate	4,285	-	4,285	-
Goodwill	1,214	-	1,214	-
Core deposit premium	667	-	667	-
Mortgage loan servicing rights	3,182	-	-	3,182
Total	$47,616	$-	$44,434	$3,182

At December 31, 2013
Impaired loans at fair value :
Commercial real estate	$20,764	$-	$20,764	$-
One-to-four family residential	1,045	-	1,045	-
Real estate construction	2,636	-	2,636
Commercial	9,176	-	9,176	-
Other consumer	75	-	75	-

Loans held for sale:
One-to-four family residential	2,235	-	2,235	-
Government guaranteed commercial real estate	769	-	769	-
Other loans held for sale	56	-	56	-

Other real estate	2,654	-	2,654	-
Goodwill	1,214	-	1,214	-
Core deposit premium	2,058	-	2,058	-
Mortgage loan servicing rights	3,492	-	-	3,492
Total	$46,174	$-	$42,682	$3,492

Impaired loans measured at fair value with a carrying amount of $38.3 million were written down to a fair value of $31.5 million, resulting in a life-to-date impairment of $6.8 million, of which $3.8 million was included in the provision for loan losses for the six months ended June 30, 2014.  As of December 31, 2013, impaired loans measured at fair value with a carrying amount of $47.0 million were written down to the fair value of $33.7 million at December 31, 2013, resulting in a life-to-date impairment charge of $13.3 million, of which $0.05 million was included in the provision for loan losses for the year ended December 31, 2013.

As of June 30, 2014 and December 31, 2013, other real estate assets were written down to their fair values, resulting in an impairment charge of approximately $0.3 million and  $2.2 million, respectively, which was included in noninterest expense.

As of June 30, 2014, $1.1 million of the core deposit premium was written off as a result of the bank branch sales. As of December 31, 2013, there was no impairment; therefore, no fair value adjustments were recorded through earnings.

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

Accrued interest payable and other liabilities – The estimated fair value of accrued interest payable and other liabilities, which primarily includes trade accounts payable, approximates their carrying values.

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

Subordinated debentures – Our two subordinated debentures have floating rates that reset quarterly. The fair value of the floating rate subordinated debentures approximates carrying value at June 30, 2014.

The carrying values and estimated fair values of our financial instruments segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value were as follows:

	At June 30, 2014		At December 31, 2013
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$115,154	$115,154	$279,839	$279,839
Securities held to maturity	10,682	11,286	11,720	12,115
Accrued interest receivable	4,636	4,636	5,335	5,335
Derivative asset	121	121	-	-
Investments included in other assets	7,255	7,255	8,140	8,140
Level 3 inputs:
Total loans, net of allowance	1,351,700	1,263,456	1,234,240	1,190,869
Financial liabilities:
Level 2 inputs:
Deposits	1,463,855	1,380,169	1,584,086	1,486,939
Accrued interest payable	772	772	832	832
Other liabilities	10,009	10,009	8,248	8,248
Derivative liabilities	2,018	2,018	1,967	1,967
Other borrowings	90,760	93,319	80,632	83,593
Subordinated debentures	46,393	46,393	46,393	46,393

NOTE 6: DERIVATIVE INSTRUMENTS

We utilize derivatives instruments to manage exposure to various types of interest rate risk for us and our customers within policy guidelines. All derivative instruments are carried at fair value, and changes in fair value are reported in earnings. Credit risk is also considered in determining fair value.

Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms.  Institutional counterparties must have an investment grade credit rating and be approved by our asset/liability management committee.  Our credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty.  Access to collateral in the event of default is reasonably assured. Therefore, credit exposure may be reduced by the amount of collateral pledged by the counterparty.

Customer Risk Management Interest Rate Swaps

Our qualified customers have the opportunity to participate in our interest rate swap program for the purpose of managing interest rate risk on their variable rate loans with us.  If we enter into such agreements with customers, then offsetting agreements are executed between us and approved dealer counterparties to minimize our market risk from changes in interest rates.  The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to us by the dealer counterparty.  These interest rate swaps carry varying degrees of credit, interest rate and market or liquidity risks.  Derivative instruments are recognized as either assets or liabilities in the unaudited consolidated statements of financial condition.

We have entered into one customer interest rate swap agreement that effectively converts the loan interest rate from floating rate based on LIBOR to a fixed rate for the customer.  As of June 30, 2014, this loan had an outstanding balance of $11.0 million.  We have entered into an offsetting agreement with a dealer counterparty.  As of June 30, 2014, the fair value of each contract was $0.1 million and is included as a non-hedge derivative asset and non-hedge derivative liability in the unaudited consolidated statement of financial condition. The floating rate to us in connection with these instruments is 2.97% over the one-month LIBOR.  There is currently no collateral required to be posted by us.  This interest rate swap is not designated as a hedging instrument.

Interest Rate Swap

We have an interest rate swap agreement with a total notional amount of $25.0 million.  The interest rate swap contract was designated as a hedging instrument in cash flow hedges with the objective of protecting the overall cash flow from our quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven year period beginning

February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month London Interbank Offered Rate (“LIBOR”).  Under the swap, we pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85% on a total notional amount of $25.0 million, with quarterly settlements.  The rate received by us as of June 30, 2014 was 3.08%.

The estimated fair value of the interest rate derivative contract outstanding as of June 30, 2014 and December 31, 2013 resulted in a pre-tax loss of $1.9 million and $2.0 million, respectively, and was included in other liabilities in the unaudited consolidated statements of financial condition.  We obtained the counterparty valuation to validate the interest rate derivative contract as of June 30, 2014 and December 31, 2013.

The effective portion of our gain or loss due to changes in the fair value of the derivative hedging instrument, a $0.04 million gain and a $0.9 million gain for the six months ended June 30, 2014 and June 30, 2013, respectively, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense.  No ineffectiveness related to the interest rate derivative was recognized during either reporting period.

Net cash outflows as a result of the interest rate swap agreement were $0.4 million for both the six months ended June 30, 2014 and June 30, 2013 and were included in interest expense on subordinated debentures.

The fair value of cash and securities posted as collateral by us related to the interest rate swap derivative contract was $4.1 million at June 30, 2014 and December 31, 2013.

There are no credit-risk-related contingent features associated with our derivative contract.

NOTE 7: TAXES ON INCOME

Net deferred tax assets totaled $17.6 million at June 30, 2014 and $24.9 million at December 31, 2013.  Net deferred tax assets are included in other assets and no valuation allowance is recorded.

As of December 31, 2013, we were in a cumulative pretax loss position as a result of the loss incurred in 2011, resulting in a $10.7 million federal net operating loss carryforward expiring in 2031.  As of June 30, 2014,  none of the pretax loss remains to be offset by pretax income generated in future periods.  We have fully utilized the remaining federal net operating loss carryforward during the second quarter of 2014.

We monitor our deferred tax assets for realizability and conducted an interim analysis to assess the need for a valuation allowance at June 30, 2014.  As part of this analysis management considered evidence associated with the taxable income generated in the first six months of 2014,  a  long history of taxable income, and projected pretax income in future years.  While realization of the deferred tax benefit is not assured, it is management’s judgment, after review of all available evidence and based on the weight of such evidence, that a valuation allowance is not required as realization of these benefits meets the “more likely than not” standard under generally accepted accounting principles.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to U.S. federal or state tax examinations for years before 2010.

NOTE 8: EARNINGS PER SHARE

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

The following table shows the computation of basic and diluted earnings per common share:

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands, except earnings per share data)	2014	2013	2014	2013
Numerator:
Net income	$6,152	$4,414	$9,843	$6,803
Earnings allocated to participating securities	(80)	(45)	(119)	(52)
Numerator for basic earnings per common share	$6,072	$4,369	$9,724	$6,751
Effect of reallocating undistributed earnings
of participating securities	80	45	119	52
Numerator for diluted earnings per common share	$6,152	$4,414	$9,843	$6,803

Denominator:
Denominator for basic earnings per common share	19,520,967	19,492,020	19,524,859	19,492,602
Dilutive effect of stock compensation	143,867	108,734	130,767	38,703
Denominator for diluted earnings per common share	19,664,834	19,600,754	19,655,626	19,531,305
Earnings per common share:
Basic	$0.31	$0.22	$0.50	$0.34
Diluted	$0.31	$0.22	$0.50	$0.34

NOTE 9: OPERATING SEGMENTS

We operate five principal segments:  Oklahoma Banking, Texas Banking, Kansas Banking, Mortgage Banking, and Other Operations.  The Oklahoma Banking segment, the Texas Banking segment, and the Kansas Banking segment provide deposit and lending services.  The Mortgage Banking segment consists of residential mortgage lending services to customers.  Prior to the fourth quarter of 2013, the Mortgage Banking segment only included all loans available for sale in the secondary market.  During the fourth quarter of 2013, 1-4 family mortgages were added to the available for sale loans in the Mortgage Banking segment. This adjustment would have had an immaterial impact on interest income for the first half of 2013.  Other Operations includes our funds management unit and corporate investments.

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

The accounting policies of each reportable segment are the same as Southwest’s.  Expenses for consolidated back-office operations are allocated to operating segments based on estimated uses of those services.  General overhead expenses such as executive administration, accounting, and audit are allocated based on the direct expense and/or deposit and loan volumes of the operating segment.  Income tax expense for the operating segments is calculated at statutory rates.  The Other Operations segment records the tax expense or benefit necessary to reconcile to the consolidated financial statements.    The following table summarizes financial results by operating segment:

For the three months ended June 30, 2014
	Oklahoma	Texas	Kansas	Mortgage	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Operations	Company
Net interest income (loss)	$9,295	$4,457	$3,075	$201	$(454)	$16,574
Provision for loan losses	(1,460)	1,449	(340)	(4)	-	(355)
Noninterest income	1,722	243	420	610	5,251	8,246
Noninterest expenses	7,302	3,232	2,658	568	1,572	15,332
Income before taxes	5,175	19	1,177	247	3,225	9,843
Taxes on income	1,941	7	441	93	1,209	3,691
Net income	$3,234	$12	$736	$154	$2,016	$6,152

For the three months ended June 30, 2013
	Oklahoma	Texas	Kansas	Mortgage	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Operations	Company
Net interest income (loss)	$8,434	$4,593	$2,560	$165	$(618)	$15,134
Provision for loan losses	(714)	(1,269)	107	(12)	1,012	(876)
Noninterest income	1,787	307	485	847	65	3,491
Noninterest expenses	6,876	1,080	3,179	612	1,092	12,839
Income (loss) before taxes	4,059	5,089	(241)	412	(2,657)	6,662
Taxes on income	1,420	1,727	(99)	137	(937)	2,248
Net income (loss)	$2,639	$3,362	$(142)	$275	$(1,720)	$4,414

For the six months ended June 30, 2014
	Oklahoma	Texas	Kansas	Mortgage	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Operations*	Company
Net interest income (loss)	$18,124	$9,089	$5,455	$348	$(441)	$32,575
Provision for loan losses	516	(2,483)	659	(33)	-	(1,341)
Noninterest income	3,422	539	901	1,027	5,382	11,271
Noninterest expenses	14,361	6,460	5,286	1,091	2,241	29,439
Income before taxes	6,669	5,651	411	317	2,700	15,748
Taxes on income	2,501	2,119	154	119	1,012	5,905
Net income	$4,168	$3,532	$257	$198	$1,688	$9,843

* Includes externally generated revenue of $5.6 million, primarily from investing services, and an internally generated loss of $0.7 million from the funds management unit

Total loans at period end	773,663	408,385	145,247	24,402	3	1,351,700
Total assets at period end	779,315	405,524	147,644	27,687	524,988	1,885,158
Total deposits at period end	1,079,566	206,031	111,615	7,093	59,550	1,463,855

For the six months ended June 30, 2013
	Oklahoma	Texas	Kansas	Mortgage	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Operations*	Company
Net interest income (loss)	$16,693	$9,608	$5,046	$301	$(908)	$30,740
Provision for loan losses	156	(1,563)	30	(13)	1,012	(378)
Noninterest income	3,554	694	950	1,561	269	7,028
Noninterest expenses	14,247	3,687	6,074	1,174	2,045	27,227
Income (loss) before taxes	5,844	8,178	(108)	701	(3,696)	10,919
Taxes on income	2,203	3,082	(40)	264	(1,393)	4,116
Net income (loss)	$3,641	$5,096	$(68)	$437	$(2,303)	$6,803

* Includes externally generated loss of $1.1 million, primarily from investing services, and an internally generated revenue of $0.4 million from the funds management unit

Total loans at period end	656,352	444,327	210,189	7,217	4	1,318,089
Total assets at period end	661,036	436,460	215,489	10,035	708,942	2,031,962
Total deposits at period end	1,171,876	173,735	248,805	4,807	16,738	1,615,961

NOTE 10:  COMMITMENTS AND CONTINGENCIES

On March 18, 2011, an action entitled Ubaldi, et al. v SLM Corporation (“Sallie Mae”), et al., Case No. 3:11-cv-01320 EDL (the “Ubaldi Case”) was filed in the U.S. District Court for the Northern District of California as a putative class action with respect to certain loans that the plaintiffs claim were made by Sallie Mae.   The loans in question were made by various banks, including Bank SNB, and sold to Sallie Mae.  Plaintiff claims that Sallie Mae entered into arrangements with chartered banks in order to evade California law and that Sallie Mae is the de facto lender on the loans in question and, as the lender on such loan, Sallie Mae charged interest and late fees that violates California usury law and the California Business and Professions Code.  Sallie Mae has denied all claims asserted against it and has stated that it intends to vigorously defend the action.  On March 26, 2014, the Court denied the plaintiff’s request to certify the class; however, the Court permitted the plaintiff to amend its filing to redefine the class. Plaintiffs filed a renewed motion on June 23, 2014.

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

NOTE 11:  NEW AUTHORITATIVE ACCOUNTING GUIDANCE

In May 2014, FASB issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customer, (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition standard that will supersede existing revenue guidance under United States  GAAP and International Financial Reporting Standards. The standard core principal is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU does require new recurring disclosures. The guidance becomes effective for us on January 1, 2017. The impact as a result of this standard on our operations and financial statements is still being assessed.

In April 2014, FASB issued Accounting Standard Update No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment, reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 raises the threshold for disposals to qualify as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. The ASU does not require new recurring disclosures. The guidance becomes effective for us on January 1, 2015, and it is not expected to have an impact on the financial statements.

In January 2014, FASB issued Accounting Standard Update No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure, (“ASU 2014-04”). ASU 2014-04 clarifies when an entity is considered to have obtained physical possession (from an in-substance possession or foreclosure) of a residential real estate property collateralizing a mortgage loan. Upon physical possession of such real property, an entity is required to reclassify the nonperforming mortgage loan to other real estate owned. The ASU does not require new recurring disclosures. The guidance becomes effective for us on January 1, 2015, and is not expected to have an impact on the financial statements.

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

NOTE 12:  SUBSEQUENT EVENT

On July 28, 2014, we announced that Bank SNB, our wholly owned banking subsidiary, intends to file an application with the State of Oklahoma State Banking Department seeking to convert from a national association to an Oklahoma state-chartered bank (the “Charter Conversion”). The Charter Conversion is expected to be completed in the third or fourth calendar quarter of 2014.  As a result, we will no longer be regulated by the Office of the Comptroller of the Currency, but will be regulated by the Oklahoma State Banking Department and the Federal Reserve Bank. This move will provide efficiencies and cost savings from lower annual assessment fees of an estimated $0.1 million.

SOUTHWEST BANCORP, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Southwest Bancorp, Inc. (“we”, “our”, “us”, or “Southwest”) is a financial holding company for Bank SNB, National Association, which has been providing banking services since 1894. Through Bank SNB, we have twenty-one full-service banking offices primarily located along the heavily populated areas on the I-35 corridor through Texas, Oklahoma, and Kansas.  We focus on providing customers with exceptional service and meeting all of their banking needs by offering a wide variety of commercial and consumer banking services, including commercial and consumer lending, deposit and investment services, specialized cash management, and other financial services and products.  At June 30, 2014 we had total assets of $1.9 billion, deposits of $1.5 billion, and shareholders’ equity of $271.4 million.

On July 28, 2014, we announced that Bank SNB,  our wholly owned banking subsidiary, intends to file an application with the State of Oklahoma State Banking Department seeking to convert from a national association to an Oklahoma state-chartered bank (the “Charter Conversion”). The Charter Conversion is expected to be completed in the third or fourth calendar quarter of 2014.

Our business operations are conducted through five operating segments that include Oklahoma Banking, Texas Banking, Kansas Banking, Mortgage Banking, and Other Operations. At June 30, 2014, the  Oklahoma Banking segment accounted for $773.7 million in loans, the Texas Banking segment accounted for $408.4 million in loans, the Kansas Banking segment accounted for $145.2 million in loans, and the Mortgage Banking segment accounted for $24.4 million in loans.  Please see “Financial Condition:  Loans” below for additional information.   For additional information on our operating segments, please see “Note 9: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements.

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

As of June 30, 2014, approximately $459.7 million, or 34%, of our loans were real estate industry loans.   We expect that the real estate recovery should continue to improve in 2014 as the market has progressed further through the economic and real estate cycles. Job growth, solid corporate profits, and recovery in the housing market are all positives for the real estate industry. Conversely, the high unemployment rate, uncertainty over government regulation and fiscal/monetary policy, and a concern about the rising cost of debt capital are all industry risk factors.

Our tactical focus on healthcare lending was established in 1974. We provide credit and other services, such as deposits, cash management, and document imaging for physicians and other healthcare practitioners to start or develop their practices and finance the development and purchase of medical offices, clinics, surgical care centers, hospitals, and similar facilities. As of June 30, 2014, approximately $398.7 million, or 29%, of our loans were loans to individuals and businesses in the healthcare industry.

FINANCIAL CONDITION

Investment Securities

The following table shows the composition of the investment portfolio at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2014	2013	$ Change	% Change
Federal agency securities	$112,214	$120,773	$(8,559)	(7.09)%
Obligations of state and political subdivisions	44,329	44,356	(27)	(0.06)
Residential mortgage-backed securities	184,422	183,170	1,252	0.68
Asset-backed securities	9,554	9,482	72	0.76
Other securities	35,354	36,418	(1,064)	(2.92)
Total	$385,873	$394,199	$(8,326)	(2.11)%

Loans

Total loans, including loans held for sale, were $1.4 billion at June 30, 2014.  The following table shows the composition of the loan portfolio at the dates indicated:

			Total	Total
(Dollars in thousands)	June 30, 2014	December 31, 2013	$ Change	% Change
Real estate mortgage
Commercial	$769,021	$752,279	$16,742	2.23%
One-to-four family residential	79,542	83,988	(4,446)	(5.29)
Real estate construction
Commercial	166,981	143,848	23,133	16.08
One-to-four family residential	8,359	4,646	3,713	79.92
Commercial	300,163	255,058	45,105	17.68
Installment and consumer
Guaranteed student loans	4,282	4,394	(112)	(2.55)
Other	23,352	26,690	(3,338)	(12.51)
Total loans	$1,351,700	$1,270,903	$80,797	6.36%

As further discussed in “Note 2: Disposals” in the Notes to Unaudited Consolidated Financial Statements, approximately $27.9 million of loans were included in disposal of the community bank branches.

The composition of loans held for sale and a  reconciliation to total loans is shown in the following table:

	June 30,	December 31,
(Dollars in thousands)	2014	2013	$ Change	% Change
Loans held for sale:
One-to-four family residential	6,029	2,235	3,794	169.75%
Government guaranteed commercial real estate	737	769	(32)	(4.16)
Other loans held for sale	37	56	(19)	(33.93)
Total loans held for sale	6,803	3,060	3,743	122.32
Portfolio loans	1,344,897	1,267,843	77,054	6.08
Total loans	$1,351,700	$1,270,903	$80,797	6.36%

Allowance for Loan Losses

Management determines the appropriate level of the allowance for loan losses using an established methodology.  (See “Note 4:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements.)  Management believes the amount of the allowance is appropriate, based on our analysis.

The allowance for loan losses on loans is comprised of two components.  Loans deemed to be impaired (loans on nonaccrual status and greater than one-hundred thousand, and all troubled debt restructurings) are evaluated on an individual basis using the discounted present value of expected cash flows, the fair value of collateral, or the market value of the loan, and a specific allowance is recorded based upon the result.  Collateral dependent loans are evaluated for impairment based upon the fair value of the collateral.  Any portion of a collateral dependent impaired loan in excess of the fair value of the collateral that is determined to be uncollectible is charged off.

The allowance on the unimpaired loans is determined by use of historical loss ratios adjusted for qualitative internal and external risk factors, segmented into loan pools by type of loan and market area.

The composition of the allowance for loan losses, at the dates indicated, is shown in the following table:

	As of June 30, 2014			As of December 31, 2013
(Dollars in thousands)	Loan Balance	Allowance	Allowance %	Loan Balance	Allowance	Allowance %
Nonaccrual	$14,137	$3,696	26.1%	$18,560	$4,313	23.2%
Performing TDR	37,912	2,527	6.7	42,692	3,627	8.5
All other	1,292,848	26,860	2.1	1,206,591	28,723	2.4
Total	$1,344,897	$33,083	2.5%	$1,267,843	$36,663	2.9%

The decrease in the allowance for nonaccrual loans was the result of current period charge-offs related to nonperforming loans.  The decrease in the allowance relating to the other loans resulted from the increase in the loan portfolio, the decrease in the dollar amounts of impaired loans in the loan portfolio, and in consideration of trends and qualitative factors, including portfolio loss trends as well as management’s assessment of economic risk, asset quality trends, levels of potential problem loans, and loan concentrations in commercial real estate mortgage and construction loans.

The amount of the loan loss provision, or negative provision, for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs for the period.  Net charge-offs for the first six months of 2014 were $2.2 million, a decrease of $3.8 million, from the $6.0 million recorded for the first six months of 2013.  The provision for loan losses for the first six months of 2014 was a negative (or credit) of $1.3 million, representing an increase of $0.9 million from the negative provision of $0.4 million recorded for the first six months of 2013.  The increase in the negative provision is due to the improvement in the overall quality of the loan portfolio combined with the lower average of historical net charge-offs.

Nonperforming Loans / Nonperforming Assets

At June 30, 2014, the allowance for loan losses was 200.77% of nonperforming loans, compared to 184.50% of nonperforming loans, at December 31, 2013.  Nonaccrual loans, which comprise the majority of nonperforming loans, were $16.5 million as of June 30, 2014,  a decrease of $3.3 million, or 17%, from December 31, 2013.  We have taken cumulative net charge-offs related to these nonaccrual loans of $5.3 million as of June 30, 2014.  Nonaccrual loans at June 30, 2014 were comprised of 56 relationships and were primarily concentrated in commercial real estate (46%), commercial and industrial (45%).  All nonaccrual loans are considered impaired and are carried at their estimated collectible amounts.  These loans are believed to have sufficient collateral and are in the process of being collected.

(Dollars in thousands)	June 30, 2014	December 31, 2013
Nonaccrual loans:
Commercial real estate	$7,613	$7,766
One-to-four family residential	1,180	513
Real estate construction	82	2,721
Commercial	7,484	8,769
Other consumer	119	50
Total nonaccrual loans	16,478	19,819

Past due 90 days or more:
Commercial	-	50
Other consumer	-	3
Total past due 90 days or more	-	53
Total nonperforming loans	16,478	19,872
Other real estate	4,285	2,654
Total nonperforming assets	$20,763	$22,526

Nonperforming assets to portfolio loans receivable and
other real estate	1.54%	1.57%
Nonperforming loans to portfolio loans receivable	1.23	1.22
Allowance for loan losses to nonperforming loans	200.77	184.50
Government-guaranteed portion of nonperforming loans	$1,623	$875

Subsequent to the end of the second quarter, Southwest collected a $1.3 million recovery of a prior period loan loss and a $6.8 million payoff of a related restructured potential problem loan.

At June 30, 2014,  nine credit relationships represented 79% of nonperforming loans.  These were all commercial or commercial real estate lending relationships and had an aggregate principal balance of $13.1 million and related impairment reserves of $3.5 million.  Cumulative net charge-offs for these nine relationships were $5.3 million as of June 30, 2014.

Performing loans considered potential problem loans (loans which are not included in the past due or nonaccrual categories but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms) amounted to approximately $84.2 million at June 30, 2014, compared to $99.8 million at December 31, 2013.  Substantially all of these loans were performing in accordance with their present terms at June 30, 2014.  Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms.

At June 30, 2014, other real estate was $4.3 million, up from $2.7 million at December 31, 2013 due to the addition of other properties.   During the first six months of 2014, there were four sales of other real estate property, which had a principal value of $0.3 million,  and resulted in a net loss of $0.02 million.  In order to adjust the fair value of property values, there were total other real estate write-downs of $0.3 million during the first six months of 2014 compared to the total other real estate write-downs of $1.5 million at December 31, 2013.

At June 30, 2014, the reserve for unfunded loan commitments was $2.9 million, a $0.1 million, or 3%, increase from the amount at December 31, 2013.  Management believes the amount of the reserve is appropriate and is included in other liabilities on the unaudited consolidated statements of financial condition.  The increase related primarily to an increase in the level of outstanding commitments.

Deposits and Other Borrowings

Our deposits were $1.5 billion at June 30, 2014 and $1.6 billion at December 31, 2013.  The following table shows the composition of deposits at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2014	2013	$ Change	% Change
Noninterest-bearing demand	$427,431	$444,796	$(17,365)	(3.90)%
Interest-bearing demand	124,712	120,156	4,556	3.79
Money market accounts	430,296	439,981	(9,685)	(2.20)
Savings accounts	31,187	41,727	(10,540)	(25.26)
Time deposits of $100,000 or more	209,059	251,185	(42,126)	(16.77)
Other time deposits	241,170	286,241	(45,071)	(15.75)
Total deposits	$1,463,855	$1,584,086	$(120,231)	(7.59)%

We participate in the Certificate of Deposit Account Registry Service (“CDARS”) and CDARS deposits totaled $1.3 million at June 30, 2014 and December 31, 2013.

Other borrowings, which includes short-term federal funds purchased, FHLB borrowings, and repurchase agreements, increased $10.1 million, or 13%, to $90.8 million during the first six months of 2014.  The increase primarily reflects the timing of repurchase agreements for the period.

As further discussed in “Note 2: Disposals” in the Notes to the Unaudited Consolidated Financial Statements, approximately $130.6 million of deposits were included in the sale of the community bank branches.

Shareholders’ Equity

Shareholders’ equity increased  $12.2 million, or 5%, primarily due to net income of $9.8 million, for the first six months of 2014. At June 30, 2014, the accumulated other comprehensive loss on available for sale investment securities and derivative instruments (net of tax) was $0.2 million, a decrease from $3.0 million at December 31, 2013.

At June 30, 2014, we and Bank SNB continued to exceed all applicable regulatory capital requirements.  See “Capital Requirements” on page 42.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2014 and 2013

Net income for the second quarter of 2014 of $6.2 million represented an increase of $1.8 million from the $4.4 million net income recorded for the second quarter of 2013.  Diluted earnings per share were $0.31 for the second quarter of 2014, compared to $0.22 for the second quarter of 2013.  The increase in quarterly net income was primarily the result of a $1.4 million, or 10%, increase in net interest income, primarily driven by lower interest expense on deposits and a reduction in interest costs due to the redemption of the 10.5% Trust Preferred Securities in the third quarter of 2013, and the $4.8 million increase in noninterest income, primarily driven by the pre-tax net gain on the sale of the community bank branches, offset in part by a $0.5 million decline in the negative provision for loan losses and a $2.5 million increase in noninterest expense.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period.  (See “Note 4:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 41.)

Net Interest Income

	For the three months
	ended June 30,
(Dollars in thousands)	2014	2013	$ Change	% Change
Interest income:
Loans	$16,343	$16,415	$(72)	(0.44)%
Investment securities:
U.S. government and agency obligations	337	426	(89)	(20.89)
Mortgage-backed securities	937	833	104	12.48
State and political subdivisions	294	302	(8)	(2.65)
Other securities	60	33	27	81.82
Other interest-earning assets	314	255	59	23.14
Total interest income	18,285	18,264	21	0.11

Interest expense:
Interest-bearing demand deposits	40	37	3	8.11
Money market accounts	136	190	(54)	(28.42)
Savings accounts	11	12	(1)	(8.33)
Time deposits of $100,000 or more	338	613	(275)	(44.86)
Other time deposits	406	590	(184)	(31.19)
Other borrowings	223	222	1	0.45
Subordinated debentures	557	1,466	(909)	(62.01)
Total interest expense	1,711	3,130	(1,419)	(45.34)

Net interest income	$16,574	$15,134	$1,440	9.51%

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

	For the three months ended June 30,
	2014			2013
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans (1) (2)	$1,331,126	$16,343	4.92%	$1,318,950	$16,415	4.99%
Investment securities (2)	384,395	1,628	1.70	374,353	1,594	1.71
Other interest-earning assets	183,378	314	0.69	282,067	255	0.36
Total interest-earning assets	1,898,899	18,285	3.86	1,975,370	18,264	3.71
Other assets	49,829			63,390
Total assets	$1,948,728			$2,038,760

Liabilities and shareholders' equity
Interest-bearing demand deposits	$130,232	$40	0.12%	$126,250	$37	0.12%
Money market accounts	421,001	136	0.13	420,477	190	0.18
Savings accounts	43,124	11	0.10	38,833	12	0.12
Time deposits	493,805	744	0.60	633,647	1,203	0.76
Total interest-bearing deposits	1,088,162	931	0.34	1,219,207	1,442	0.47
Other borrowings	85,682	223	1.04	71,857	222	1.24
Subordinated debentures	46,393	557	4.80	81,963	1,466	7.15
Total interest-bearing liabilities	1,220,237	1,711	0.56	1,373,027	3,130	0.91
Noninterest-bearing demand deposits	449,364			402,224
Other liabilities	10,751			10,561
Shareholders' equity	268,376			252,948
Total liabilities and shareholders' equity	$1,948,728			$2,038,760

Net interest income and interest rate spread		$16,574	3.30%		$15,134	2.80%
Net interest margin (3)			3.50%			3.07%
Ratio of average interest-earning assets
to average interest-bearing liabilities	155.62%			143.87%

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3) Net interest margin = annualized net interest income / average interest-earning assets

Compared to the second quarter of 2013, the second quarter 2014 yields on our interest-earning assets increased 15  basis points, while the rates paid on our interest-bearing liabilities decreased 35  basis points, resulting in an increase in the interest rate spread to 3.30%.  During the quarterly periods ended June 30, 2014 and June 30, 2013, annualized net interest margin was 3.50% and 3.07%, respectively, and for the same periods, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 155.62% from  143.87%.

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

With the rate environment remaining low in the short to mid-term, earning assets and interest bearing liabilities are repricing at lower rates.  The increase in net interest income is primarily the result of lower interest expense on deposits and a reduction in interest costs due to the redemption of the 10.5% Trust Preferred Securities in the third quarter of 2013.

	For the three months ended June 30,
	2014 vs. 2013
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate
Interest earned on:
Loans receivable (1)	$(72)	$6	$(78)
Investment securities (1)	34	42	(8)
Other interest-earning assets	59	(111)	170
Total interest income	21	(63)	84

Interest paid on:
Interest-bearing demand	3	1	2
Money market accounts	(54)	-	(54)
Savings accounts	(1)	1	(2)
Time deposits	(459)	(239)	(220)
Other borrowings	1	39	(38)
Subordinated debentures	(909)	(517)	(392)
Total interest expense	(1,419)	(715)	(704)

Net interest income	$1,440	$652	$788

(1) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

Noninterest Income

	For the three months
	ended June 30,
(Dollars in thousands)	2014	2013	$ Change	% Change
Noninterest income:
Other service charges	$2,306	$2,408	$(102)	(4.24)%
Other fees	302	199	103	51.76
Other noninterest income	168	53	115	216.98
Gain on sale of branches, net	4,378	-	4,378	100.00
Gain on sale/call of investment securities	629	-	629	100.00
Gain on sales of mortgage loans:
One-to-four family residential	463	818	(355)	(43.40)
All other loan sales	-	13	(13)	(100.00)
Total noninterest income	$8,246	$3,491	$4,755	136.21%

Other fees increased due to an increase in loan servicing fees and a decrease in the amortization of mortgage servicing rights.

Other noninterest income increased primarily as a result of interest rate swap fee revenue from the customer risk management swaps, which began in the second quarter of 2014.

Gain on sale of branches consisted of $4.4 million recognized as the pre-tax net gain on disposal of the community bank branches in the second quarter of 2014. (See “Note 2: Disposals” in the Notes to Unaudited Consolidated Financial Statements for more details.)

The gain on sale/call of investment securities was the result of the gain on the sale of a stock investment that was acquired in a prior year repossession.

Gain on sales of mortgage loans is primarily a reflection of the activity in residential mortgage lending. The decrease relates to a decrease in mortgage lending activity during the year.

Noninterest Expense

	For the three months
	ended June 30,
(Dollars in thousands)	2014	2013		$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$8,472	$	$ 8,039	$433	5.39%
Occupancy	2,783		2,679	104	3.88
FDIC and other insurance	314		400	(86)	(21.50)
Other real estate (net)	511		(1,394)	1,905	(136.66)
Unfunded loan commitment reserve	12		255	(243)	(95.29)
Other general and administrative	3,240		2,860	380	13.29
Total noninterest expense	$15,332		$12,839	$2,493	19.42%

The number of full-time equivalent employees decreased from 397 at the beginning of the quarter to 364 as of June 30, 2014.  The increase in personnel expense from the prior year is primarily the result of restructuring costs and increased benefit expense.

Our financial institution subsidiary pays deposit insurance premiums to the FDIC based on assessment rates.  The decrease from prior year is primarily the result of the decrease in assets, which is the basis for the premium calculation, and a decrease in the assessment rates.

The increase in other real estate net expenses is primarily the result of net gains on sales of other real estate properties recognized in the prior year.

The unfunded loan commitment reserve expense decreased primarily as a result of continued improvement in asset quality and the corresponding decline in historical loss ratios used to calculate the reserve.

The increase in other general and administrative is primarily the result of higher miscellaneous, legal, marketing, and consulting fees, which is partially offset by lower accounting fees.

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2014 and 2013

Net income for the six months ended June 30, 2014 of $9.8 million represented an increase of $3.0 million from the $6.8 million net income for the six months ended June 30,  2013.  Diluted earnings per share were $0.50 for the six months ended June 30, 2014, compared to $0.34 for the six months ended June 30, 2013.  The increase in net income was the result of a $1.8 million, or 6%, increase in net interest income, primarily driven by lower interest expense on deposits and a reduction in interest expense due to the redemption of the 10.5% Trust Preferred Securities in third quarter of 2013, a $1.0 million increase in the negative provision for loan losses, resulting from improved asset quality, a $4.2 million increase in noninterest income, primarily the pre-tax net gain on sale of community bank branches, offset in part by a $2.2 million increase in noninterest expense due to decreased gains recognized on sale of other real estate properties and increased employee benefit expenses.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period.  (See “Note 4: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 41.)

Net Interest Income

	For the six months
	ended June 30,
(Dollars in thousands)	2014	2013	$ Change	% Change
Interest income:
Loans	$32,118	$33,421	$(1,303)	(3.90)%
Investment securities:
U.S. government and agency obligations	764	898	(134)	(14.92)
Mortgage-backed securities	1,826	1,700	126	7.41
State and political subdivisions	590	606	(16)	(2.64)
Other securities	98	81	17	20.99
Other interest-earning assets	689	495	194	39.19
Total interest income	36,085	37,201	(1,116)	(3.00)

Interest expense:
Interest-bearing demand deposits	80	82	(2)	(2.44)
Money market accounts	282	426	(144)	(33.80)
Savings accounts	22	24	(2)	(8.33)
Time deposits of $100,000 or more	787	1,311	(524)	(39.97)
Other time deposits	785	1,251	(466)	(37.25)
Other borrowings	448	442	6	1.36
Subordinated debentures	1,106	2,925	(1,819)	(62.19)
Total interest expense	3,510	6,461	(2,951)	(45.67)

Net interest income	$32,575	$30,740	$1,835	5.97%

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

	For the six months ended June 30,
(Dollars in thousands)	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans (1) (2)	$1,304,876	$32,118	4.96%	$1,337,111	$33,421	5.04%
Investment securities	386,506	3,278	1.71	377,422	3,285	1.76
Other interest-earning assets	231,584	689	0.60	275,269	495	0.36
Total interest-earning assets	1,922,966	36,085	3.78	1,989,802	37,201	3.77
Other assets	50,036			75,423
Total assets	$1,973,002			$2,065,225

Liabilities and shareholders' equity
Interest-bearing demand deposits	$132,483	$80	0.12%	$129,905	$82	0.13%
Money market accounts	428,839	282	0.13	420,058	426	0.20
Savings accounts	43,939	22	0.10	38,777	24	0.12
Time deposits	512,335	1,572	0.62	658,266	2,562	0.78
Total interest-bearing deposits	1,117,596	1,956	0.35	1,247,006	3,094	0.50
Other borrowings	83,258	448	1.09	70,798	442	1.26
Subordinated debentures	46,393	1,106	4.77	81,963	2,925	7.14
Total interest-bearing liabilities	1,247,247	3,510	0.57	1,399,767	6,461	0.93
Noninterest-bearing demand deposits	449,247			402,882
Other liabilities	10,621			11,418
Shareholders' equity	265,887			251,158
Total liabilities and shareholders' equity	$1,973,002			$2,065,225

Net interest income and interest rate spread		$32,575	3.21%		$30,740	2.84%
Net interest margin (3)			3.42%			3.12%
Ratio of average interest-earning assets
to average interest-bearing liabilities	154.18%			142.15%

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3) Net interest margin = annualized net interest income / average interest-earning assets

Compared to the six months ended June 30, 2013, the six months ended June 30, 2014 yields on our interest-earning assets increased 1 basis point, while the rates paid on our interest-bearing liabilities decreased 36 basis points, resulting in an increase in the interest rate spread to 3.21%.  During the same periods, annualized net interest margin was 3.42% and 3.12%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 154.18% from 142.15%.

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

With the rate environment remaining low, earning assets and interest bearing liabilites are repricing at lower rates.  The increase in net interest income is primarily the result of lower interest expense on deposits and a reduction in interest costs due to the redemption of the 10.5% Trust Preferred Securities in the third quarter of 2013.

	For the six months ended June 30,
	2014 vs. 2013
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate
Interest earned on:
Loans receivable (1)	$(1,303)	$(1,050)	$(253)
Investment securities (1)	(7)	78	(85)
Other interest-earning assets	194	(89)	283
Total interest income	(1,116)	(1,061)	(55)

Interest paid on:
Interest-bearing demand	(2)	2	(4)
Money market accounts	(144)	9	(153)
Savings accounts	(2)	3	(5)
Time deposits	(990)	(509)	(481)
Other borrowings	6	72	(66)
Subordinated debentures	(1,819)	(1,031)	(788)
Total interest expense	(2,951)	(1,454)	(1,497)

Net interest income	$1,835	$393	$1,442

(1) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis, because it is not considered material.

Noninterest Income

	For the six months
	ended June 30,
(Dollars in thousands)	2014	2013	$ Change	% Change
Noninterest income:
Other service charges	$4,566	$4,747	$(181)	(3.81)%
Other fees	638	520	118	22.69
Other noninterest income	238	116	122	105.17
Gain on sale of branches, net	4,378	-	4,378	100.00
Gain on sale/call of investment securities	764	-	764	100.00
Gain on sales of mortgage loans:
One-to-four family residential	687	1,612	(925)	(57.38)
All other loan sales	-	33	(33)	(100.00)
Total noninterest income	$11,271	$7,028	$4,243	60.37%

Other fees increased due to an increase in loan servicing fees and a decrease in the amortization of mortgage servicing rights.

Other noninterest income increased primarily as a result of interest rate swap fee revenue from the customer risk management swaps, which began in the second quarter of 2014.

Gain on sale of branches consisted of $4.4 million recognized as the pre-tax net gain on disposal of the community bank branches in the second quarter of 2014. See “Note 2: Disposals” for more details.

The gain on sale/call of investment securities was the result of the gain on the sale of a stock investment that was acquired in a prior year repossession, and the result of the release of escrowed funds received in association with the sale of an investment that was carried at cost.

Gain on sales of mortgage loans is primarily a reflection of the activity in residential mortgage lending. The decrease relates to a decrease in mortgage lending activity during the year.

Noninterest Expense

	For the six months
	ended June 30,
(Dollars in thousands)	2014	2013	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$16,598	$16,175	$423	2.62%
Occupancy	5,552	5,253	299	5.69
FDIC and other insurance	711	891	(180)	(20.20)
Other real estate (net)	579	(1,041)	1,620	(155.62)
Unfunded loan commitment reserve	97	371	(274)	(73.85)
Other general and administrative	5,902	5,578	324	5.81
Total noninterest expense	$29,439	$27,227	$2,212	8.12%

The number of full-time equivalent employees decreased from 402 at the beginning of the year to 364 as of June 30, 2014.  The increase in personnel expense from prior year is primarily the result of restructuring costs and increased employee benefit expense.

Our financial institution subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates.  The decrease from prior year is primarily the result of the decrease in assets, which is the basis for the premium calculation, and a decrease in the assessment rates.

The increase in other real estate net expenses is primarily the result of net gains on sales of other real estate properties recognized in the prior year.

The unfunded loan commitment reserve expense decreased primarily as a result of continued improvement in asset quality and the corresponding decline in historical loss ratios used to calculate the reserve.

The increase in other general and administrative is primarily the result of higher consulting fees, legal fees, and marketing costs, which is partially offset with lower accounting fees.

Provisions for Loan Losses

The provision for loan losses is the amount of expense (or credit) that is required to maintain the allowance for losses at an appropriate level based upon the inherent risks in the loan portfolio after the effects of net charge-offs (or recoveries) for the period.  The decline in the negative provision is due to the improvement in the overall quality of the loan portfolio combined with the lower average of historical net charge-offs.  (See “Note 4:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Loans”)

 Taxes on Income

Our income tax expense was $5.9 million for the first six months of 2014 compared to $4.1 million for the first six months of 2013,  an increase of  $1.8 million, or 43%.  The increase in the income tax expense is the result of increased pretax income and fluctuations in permanent book/tax differences.  The effective tax rate for the first six months of 2014 was 37.50%.

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

Bank SNB also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program.  There was no outstanding balance of those notes at June 30, 2014.  Bank SNB has approved federal funds purchase lines totaling $140.0 million with four banks.  There was no outstanding balance on these lines at June 30, 2014.  Bank SNB is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program.  Collateral under this program consists of pledged selected commercial and industrial loans.  Currently the collateral allows Bank SNB to borrow up to $53 million.  As of June 30, 2014, no borrowings were made through the BIC program.  In addition, Bank SNB has available a $322 million line of credit from the FHLB.  Borrowings under the FHLB lines are secured by investment securities and loans.  At June 30, 2014, Bank SNB’s FHLB line of credit had an outstanding balance of $25.0 million.

(See also “Deposits and Other Borrowings” on page 33 for funds available and “Note 9: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements for a discussion of our funds management unit.)

Bank SNB sells securities under agreements to repurchase with Bank SNB retaining custody of the collateral.  Collateral consists of U.S. government agency obligations, which are designated as pledged with Bank SNB’s safekeeping agent.  These transactions are for one to four day periods.  Outstanding balances under this program were $65.8 million and $55.6 million as of June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014, $249.9 million of the total carrying value of investment securities of $373.6 million were pledged as collateral to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.  Any amount over pledged can be released at any time.

During the first six months of 2014, no category of short-term borrowings had an average balance that exceeded 30% of ending shareholders’ equity.

During the first six months of 2014, cash and cash equivalents decreased by $164.7 million, or 59%, to $115.2 million.  This decrease was the net result of cash used in investing activities of $192.5 million (primarily from an increase in loans originated, cash outflows from the sale of bank branches, and purchases of available for sale securities offset by repayments of securities), cash provided by financing activities of $19.0 million (primarily from net increases in deposits and other borrowings),  and offset in part by cash provided by operating activities of $8.8 million.

CAPITAL REQUIREMENTS

Financial holding companies are required to maintain capital ratios set by the FRB in its Risk-Based Capital Guidelines.  At June 30, 2014, we exceeded all applicable capital requirements, having a total risk-based capital ratio of 21.43%, a Tier I risk-based capital ratio of 20.13%, and a Tier 1 leverage ratio of 15.95%.  As of June 30, 2014, Bank SNB met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest or Bank SNB by bank regulators.

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

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements.  Accounting policies related to the allowance for loan losses, the valuation of securities and income taxes, and goodwill and other intangible assets are considered to be critical, as these policies involve considerable subjective judgment and estimation by management.

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

Estimated Changes in Net Interest Income

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp

June 30, 2014	7.67%	3.73%	(0.14)%
December 31, 2013	6.25%	2.99%	(0.03)%

The current overnight rate as established by the Federal Open Market Committee is in the 0% to 0.25% range.  We believe that all down rate scenarios are impractical since they would result in an overnight rate of less than 0%.  As a result, the down 100 bp, down 200 bp and down 300 bp scenarios have been excluded.  Net interest income at risk declined marginally in the +100 bp scenario when compared to the December 31, 2013 risk position. Our greatest exposure to changes in interest rate is in the +300 bp scenario with an increase in net interest income of 7.67% on June 30, 2014, a 1.42%  increase from the December 31, 2013 level of 6.25%.   Bank SNB is in compliance with all policy limits established for net interest income at risk.

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

Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

June 30, 2014	(0.91)%	(1.36)%	(1.92)%
December 31, 2013	(6.69)%	(4.63)%	(2.91)%

As of June 30, 2014 the economic value of equity measure improved  in each of the three rising interest rate scenarios when compared to the December 31, 2013 percentages.  Our largest economic value of equity exposure is the +300 bp scenario.  The +300 bp scenario was (0.91%) on June 30, 2014, a 5.78%  improvement over the December 31, 2013 value of (6.69%).   Bank SNB is in compliance with all policy limits established for the economic value of equity.

*   *   *   *   *   *   *

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014.  Our Chief Executive Officer and Chief Financial Officer participated in the evaluation.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

No changes occurred during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1:  Legal proceedings

On March 18, 2011, an action entitled Ubaldi, et al. v SLM Corporation (“Sallie Mae”), et al., Case No. 3:11-cv-01320 EDL (the “Ubaldi Case”) was filed in the U.S. District Court for the Northern District of California as a putative class action with respect to certain loans that the plaintiffs claim were made by Sallie Mae.   The loans in question were made by various banks, including Bank SNB, and sold to Sallie Mae.  Plaintiff claims that Sallie Mae entered into arrangements with chartered banks in order to evade California law and that Sallie Mae is the de facto lender on the loans in question and, as the lender on such loan, Sallie Mae charged interest and late fees that violates California usury law and the California Business and Professions Code.  Sallie Mae has denied all claims asserted against it and has stated that it intends to vigorously defend the action.  On March 26, 2014, the Court denied the plaintiff’s request to certify the class; however, the Court permitted the plaintiff to amend its filing to redefine the class.  Plaintiffs filed a renewed motion on June 23, 2014.

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

Item 1A:  Risk Factors

There were no material changes in risk factors during the first six months of 2014 from those disclosed in our Form 10-K for the year ended December 31, 2013.

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

SOUTHWEST BANCORP, INC.

(Registrant)

By: /s/ Mark W. Funke	August 7, 2014
Mark W. Funke President and Chief Executive Officer (Principal Executive Officer)	Date

By: /s/ Joe T. Shockley, Jr.	August 7, 2014
Joe T. Shockley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date