Form 10-Q
period 2014-09-30
SOUTHWEST BANCORP INC
filed 2014-11-04
CIK 914374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

 __________________

[ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

[    ] YES[ x ] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 4, 2014, the issuer has 19,455,908  shares of its Common Stock, par value $1.00, outstanding.

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

These forward-looking statements include:

•	Statements of our goals, intentions, and expectations;
•	Estimates of risks and of future costs and benefits;
•	Expectations regarding our future financial performance and the financial performance of our operating segments;
•	Expectations regarding regulatory actions;
•	Expectations regarding our ability to utilize tax loss benefits;
•	Expectations regarding our stock repurchase program;
•	Expectations regarding dividends;
•	Expectations regarding acquisitions and divestitures;
•	Assessments of loan quality, probable loan losses, and the amount and timing of loan payoffs;
•	Estimates of the value of assets held for sale or available for sale; and
•	Statements of our ability to achieve financial and other goals.

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

 SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Financial Condition

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Assets:
Cash and due from banks	$18,498	$28,062
Interest-bearing deposits	111,605	251,777
Cash and cash equivalents	130,103	279,839
Securities held to maturity (fair values of $11,265 and $12,115, respectively)	10,663	11,720
Securities available for sale (amortized cost of $359,042 and $385,423, respectively)	359,944	382,479
Loans held for sale	4,368	3,060
Loans receivable (includes loss share: $0 and $1,812, respectively)	1,363,020	1,267,843
Less: Allowance for loan losses	(30,917)	(36,663)
Net loans receivable	1,332,103	1,231,180
Accrued interest receivable	4,952	5,335
Non-hedge derivative asset	166	-
Premises and equipment, net	18,986	20,833
Other real estate	3,448	2,654
Goodwill	1,214	1,214
Other intangible assets, net	3,866	4,980
Other assets	31,135	38,129
Total assets	$1,900,948	$1,981,423

Liabilities:
Deposits:
Noninterest-bearing demand	$445,148	$444,796
Interest-bearing demand	104,807	120,156
Money market accounts	477,614	439,981
Savings accounts	33,398	41,727
Time deposits of $100,000 or more	203,090	251,185
Other time deposits	230,889	286,241
Total deposits	1,494,946	1,584,086
Accrued interest payable	771	832
Non-hedge derivative liability	166	-
Other liabilities	10,822	10,293
Other borrowings	75,884	80,632
Subordinated debentures	46,393	46,393
Total liabilities	1,628,982	1,722,236
Shareholders' equity:
Common stock - $1 par value; 40,000,000 shares authorized;
19,793,623 shares issued and 19,732,926 shares issued and outstanding, respectively	19,794	19,733
Additional paid in capital	100,971	99,937
Retained earnings	155,290	142,528
Accumulated other comprehensive loss	(411)	(3,011)
Treasury stock, at cost; 223,005 and 0 shares, respectively	(3,678)	-
Total shareholders' equity	271,966	259,187
Total liabilities & shareholders' equity	$1,900,948	$1,981,423

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Operations

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands, except earnings per share data)	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$15,683	$16,242	$47,801	$49,663
Investment securities:
U.S. Government and agency obligations	383	438	1,147	1,336
Mortgage-backed securities	824	820	2,650	2,520
State and political subdivisions	291	300	881	906
Other securities	36	65	134	146
Other interest-earning assets	274	270	963	765
Total interest income	17,491	18,135	53,576	55,336

Interest expense:
Interest-bearing demand	33	35	113	117
Money market accounts	157	182	439	608
Savings accounts	8	10	30	34
Time deposits of $100,000 or more	338	552	1,125	1,863
Other time deposits	328	538	1,113	1,789
Other borrowings	227	225	675	667
Subordinated debentures	563	1,320	1,669	4,245
Total interest expense	1,654	2,862	5,164	9,323

Net interest income	15,837	15,273	48,412	46,013

Provision for loan losses	(2,897)	(329)	(4,238)	(707)
Net interest income after provision for loan losses	18,734	15,602	52,650	46,720

Noninterest income:
Service charges and fees	2,492	2,589	7,696	7,856
Gain on sale of bank branches, net	-	-	4,378	-
Gain on sales of mortgage loans, net	382	619	1,069	2,264
Gain on sales/calls of investment securities, net	-	-	764	-
Other noninterest income	210	339	448	455
Total noninterest income	3,084	3,547	14,355	10,575

Noninterest expense:
Salaries and employee benefits	7,804	7,645	24,402	23,820
Occupancy	2,612	2,721	8,164	7,974
FDIC and other insurance	299	413	1,010	1,304
Other real estate, net	(220)	(387)	359	(1,428)
General and administrative	2,863	2,627	8,862	8,576
Total noninterest expense	13,358	13,019	42,797	40,246
Income before taxes	8,460	6,130	24,208	17,049
Taxes on income	3,172	2,330	9,077	6,446
Net income	$5,288	$3,800	$15,131	$10,603

Basic earnings per common share	$0.27	$0.19	$0.77	$0.53
Diluted earnings per common share	0.27	0.19	0.77	0.54
Common dividends declared per share	0.04	-	0.12	-

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

Net income	$5,288	$3,800	$15,131	$10,603

Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities	(680)	(419)	3,846	(7,169)
Change in fair value of derivative used for cash flow hedge	324	(524)	394	993
Other comprehensive income (loss), before tax	(356)	(943)	4,240	(6,176)
Tax benefit (expense) related to items of other comprehensive
income (loss)	138	369	(1,640)	2,363
Other comprehensive income (loss), net of tax	(218)	(574)	2,600	(3,813)
Comprehensive income	$5,070	$3,226	$17,731	$6,790

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

	For the nine months
	ended September 30,
(Dollars in thousands)	2014	2013
Operating activities:
Net income	$15,131	$10,603
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(4,238)	(707)
Adjustment to other real estate	320	1,970
Deferred tax expense	8,100	6,043
Asset depreciation	1,930	1,802
Securities premium amortization, net of discount accretion	2,004	2,793
Amortization of intangibles	588	1,037
Restricted stock amortization expense	636	647
Net gain on sales/calls of investment securities	(764)	-
Net gain on sales of mortgage loans	(1,069)	(2,264)
Net (gain) loss on sales of premises/equipment	36	(7)
Net gain on sales of other real estate	(200)	(3,880)
Net gain from sale of bank branches	(4,378)	-
Proceeds from sales of held for sale loans	59,088	109,493
Held for sale loans originated for resale	(55,137)	(106,148)
Net changes in assets and liabilities:
Accrued interest receivable	82	640
Other assets	(3,322)	28,501
Accrued interest payable	(74)	(276)
Other liabilities	692	(2,759)
Net cash provided by operating activities	19,425	47,488
Investing activities:
Proceeds from sales of available for sale securities	-	2,744
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	1,750	5,000
Available for sale securities	58,517	90,406
Redemptions of other investments	883	382
Purchases of held to maturity securities	-	(5,000)
Purchases of available for sale securities	(34,833)	(107,995)
Loans originated, net of principal repayments	(131,198)	64,609
Cash outflows from sale of bank branches, net	(94,806)	-
Purchases of premises and equipment	(1,581)	(1,455)
Proceeds from sales of premises and equipment	68	68
Proceeds from sales of other real estate	1,306	16,107
Net cash provided by (used in) investing activities	(199,894)	64,866
Financing activities:
Net increase (decrease) in deposits	41,435	(125,787)
Net increase (decrease) in other borrowings	(4,748)	8,301
Net proceeds from issuance of common stock	83	194
Purchases of treasury stock	(3,678)	-
Repurchase of common stock warrant	-	(2,287)
Redemption of trust preferred securities	-	(35,570)
Common stock dividends paid	(2,358)	-
Preferred stock dividends paid	(1)	-
Net cash provided by (used in) financing activities	30,733	(155,149)
Net decrease in cash and cash equivalents	(149,736)	(42,795)
Cash and cash equivalents:
Beginning of period	279,839	288,079
End of period	$130,103	$245,284

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		Other		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury	Shareholders'
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Gain/(Loss)	Stock	Equity
Balance, December 31, 2012	19,529,705	$19,530	$99,705	$125,093	$1,728	$-	$246,056

Warrant repurchase	-	-	(2,287)	-	-	-	(2,287)
Common stock issued	171,846	171	2,049	-	-	-	2,220
Net common stock issued under
employee plans and related tax expense	1,762	2	21	-	-	-	23
Other comprehensive loss, net of tax	-	-	-	-	(3,813)	-	(3,813)
Net income	-	-	-	10,603	-	-	10,603

Balance, September 30, 2013	19,703,313	$19,703	$99,488	$135,696	$(2,085)	$-	$252,802

Balance, December 31, 2013	19,732,926	$19,733	$99,937	$142,528	$(3,011)	$-	$259,187

Dividends declared:
Preferred	-	-	-	(1)	-	-	(1)
Common, $0.12 per share,	-	-	-	(2,368)	-	-	(2,368)
Common stock issued	59,343	60	1,012	-	-	-	1,072
Net common stock issued under
employee plans and related tax expense	1,354	1	22	-	-	-	23
Other comprehensive income, net of tax	-	-	-	-	2,600	-	2,600
Treasury shares purchased	(223,005)	-			-	(3,678)	(3,678)
Net income	-	-	-	15,131	-	-	15,131

Balance, September 30, 2014	19,570,618	$19,794	$100,971	$155,290	$(411)	$(3,678)	$271,966

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1:  SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States.  However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation.  Those adjustments consist of normal recurring adjustments.  The results of operations for the three and nine months ended September 30, 2014, and the cash flows for the nine months ended September 30, 2014, should not be considered indicative of the results to be expected for the full year.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying unaudited consolidated financial statements include the accounts of Southwest Bancorp, Inc. (“we”, “our”, “us”, “Southwest”), Bank SNB, an Oklahoma state banking corporation (“Bank SNB”), our banking subsidiary,  SNB Capital Corporation, a lending and loan workout subsidiary, and the consolidated subsidiaries of Bank SNB, including SNB Real Estate Holdings, Inc.  All significant intercompany transactions and balances have been eliminated in consolidation.

In accordance with Accounting Standards Codification (“ASC”) 855, Subsequent Events,  we have evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.  Please see Note 13: Subsequent Events for more detail.

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

These transactions resulted in a net gain of $4.4 million, which is included under noninterest income in the gain on sale of bank branches, net as a separate line item on the unaudited consolidated statements of operations.

NOTE 3:  INVESTMENT SECURITIES

A summary of the amortized cost and fair values of investment securities at September 30, 2014 and December 31, 2013 follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At September 30, 2014
Held to Maturity:
Obligations of state and political subdivisions	$10,663	$602	$-	$11,265
Total	$10,663	$602	$-	$11,265

Available for Sale:
Federal agency securities	$110,620	$325	$(1,264)	$109,681
Obligations of state and political subdivisions	32,864	439	(262)	33,041
Residential mortgage-backed securities	171,964	1,792	(1,562)	172,194
Asset-backed securities	9,601	-	(46)	9,555
Other securities	33,993	1,511	(31)	35,473
Total	$359,042	$4,067	$(3,165)	$359,944

At December 31, 2013
Held to Maturity:
Obligations of state and political subdivisions	$11,720	$395	$-	$12,115
Total	$11,720	$395	$-	$12,115

Available for Sale:
Federal agency securities	$123,332	$330	$(2,889)	$120,773
Obligations of state and political subdivisions	33,685	36	(1,085)	32,636
Residential mortgage-backed securities	183,512	1,747	(2,089)	183,170
Asset-backed securities	9,578	-	(96)	9,482
Other securities	35,316	1,267	(165)	36,418
Total	$385,423	$3,380	$(6,324)	$382,479

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association. Other securities consist of corporate stock.

Securities with limited marketability, such as Federal Reserve Bank stock, Federal Home Loan Bank (“FHLB”) stock, and certain other investments, are carried at cost and included in other assets on the unaudited consolidated statements of financial condition.  Total investments carried at cost were $7.3 million at September 30, 2014 and  $8.1 million at December 31, 2013.  There are no identified events or changes in circumstances that may have a significant adverse effect on the investments carried at cost.

A comparison of the amortized cost and approximate fair value of our investment securities by maturity date at September 30, 2014 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
One year or less	$19,323	$19,581	$940	$946
More than one year through five years	170,716	172,418	3,834	3,976
More than five years through ten years	118,044	116,772	2,515	2,612
More than ten years	50,959	51,173	3,374	3,731
Total	$359,042	$359,944	$10,663	$11,265

The foregoing analysis assumes that our residential mortgage-backed securities mature during the period in which they are estimated to prepay.  No other prepayment or repricing assumptions have been applied to our investment securities for this analysis.

Gain or loss on sale of investments is based upon the specific identification method.  There was a $0.8 million gain on sales of securities for the nine months ended September 30, 2014, which was the result of the gain on the sale of a stock investment that was acquired in a prior year repossession, and of the release of escrowed funds received in association with the sale of an investment that was carried at cost. There were no sales of securities for the nine months ended September 30, 2013.

The following table shows securities with gross unrealized losses and their fair values by the length of time that the individual securities had been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013.  Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
		Amortized cost of	Loss Existing for:		Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses
At September 30, 2014
Available for Sale:
Federal agency securities	15	$66,999	$(798)	$(466)	$65,735
Obligations of state and political subdivisions	10	15,182	(96)	(166)	14,920
Residential mortgage-backed securities	39	63,596	(1,236)	(327)	62,033
Asset-backed securities	3	9,601	(46)	-	9,555
Other securities	1	2,000	(30)	-	1,970
Total	68	$157,378	$(2,206)	$(959)	$154,213

At December 31, 2013
Available for Sale:
Federal agency securities	24	$87,921	$(2,885)	$(4)	$85,032
Obligations of state and political subdivisions	20	31,579	(887)	(198)	30,494
Residential mortgage-backed securities	53	104,667	(2,015)	(74)	102,578
Asset-backed securities	3	9,578	(96)	-	9,482
Other securities	8	27,728	(165)	-	27,563
Total	108	$261,473	$(6,048)	$(276)	$255,149

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

We have the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities.  Furthermore, as of September 30, 2014, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not likely that we will have to sell any such securities before a recovery of cost.  The declines in fair value were attributable to recent increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates.  Management does not believe any of the securities are impaired due to credit quality.  Accordingly, as of September 30, 2014, management believes the impairment of these investments is not deemed to be other-than-temporary.

As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.  Securities with an amortized cost of $240.1 million and $292.6 million were pledged to meet such requirements at September 30, 2014 and December 31, 2013, respectively.  Any amount over-pledged can be released at any time.

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

We extend commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas.  Our commercial lending operations are concentrated in Oklahoma City, Tulsa, Dallas, Wichita, and other metropolitan markets in Oklahoma, Texas,  and Kansas.  As a result, the collectability of our loan portfolio can be affected by changes in the economic conditions in those states and markets.  Please see Note 10: Operating Segments for more detail regarding loans by market.  At September 30, 2014 and December 31, 2013, substantially all of our loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.

Our loan classifications were as follows:

(Dollars in thousands)	At September 30, 2014	At December 31, 2013
Real estate mortgage:
Commercial	$757,878	$752,279
One-to-four family residential	78,985	83,988
Real estate construction:
Commercial	166,379	143,848
One-to-four family residential	11,030	4,646
Commercial	330,738	255,058
Installment and consumer:
Guaranteed student loans	127	4,394
Other	22,251	26,690
	1,367,388	1,270,903
Less: Allowance for loan losses	(30,917)	(36,663)
Total loans, net	$1,336,471	$1,234,240

Concentrations of Credit.  At September 30, 2014, $474.3 million, or 35%, and  $403.8 million, or 30%, of our loans consisted of loans to individuals and businesses in the real estate and healthcare industry, respectively.  We do not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Loans Held for Sale.  We had loans which were held for sale of $4.4 million and $3.1 million at September 30, 2014 and December 31, 2013, respectively.  The loans currently classified as held for sale, primarily residential mortgage loans, are carried at the lower of cost or market value.  A substantial portion of our one-to-four family residential loans and loan servicing rights are sold to one buyer.  These mortgage loans are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan.  These loans are available for sale in the secondary market.

Loan Servicing.  We earn fees for servicing real estate mortgages and other loans owned by others.  The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned.  The unpaid principal balance of real estate mortgage loans serviced for others totaled $401.8 million and $390.7 million at September 30, 2014 and December 31, 2013, respectively.  Loan servicing rights are capitalized based on estimated fair value at the point of origination.  The servicing rights are amortized over the period of estimated net servicing income.

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

Changes in the carrying amounts and accretable yields for loans acquired under the loss sharing agreement with the FDIC were as follows for the three and nine months ended September 30, 2014 and September 30, 2013.

	For the three months ended September 30,
	2014		2013
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$860	$7,920	$1,580	$21,646
Payments received	-	(1,301)	-	(2,697)
Net charge-offs	-	-	-	-
Accretion	(68)	-	(137)	31
Balance at end of period	$792	$6,619	$1,443	$18,980

	For the nine months ended September 30,
	2014		2013
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$1,597	$16,427	$1,904	$25,707
Payments received	-	(9,401)	-	(6,527)
Transfers to other real estate / repossessed assets	-	-	(33)	(375)
Net charge-offs	(9)	(407)	(1)	(70)
Accretion	(796)	-	(427)	245
Balance at end of period	$792	$6,619	$1,443	$18,980

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

Under generally accepted accounting principles and instructions to reports of condition and income of federal banking regulators, a nonaccrual loan may be returned to accrual status:  (i) when none of its principal and interest is due and unpaid, repayment is expected, and there has been a sustained period (at least six months) of repayment performance; (ii) when the loan is well-secured, there is a sustained period of performance and repayment within a reasonable period is reasonably assured; or (iii) when the loan otherwise becomes well-secured and in the process of collection. Loans that have been restructured because of weakened financial positions of the borrowers also may be returned to accrual status if repayment is reasonably assured under the revised terms and there has been a sustained period of repayment performance.

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

The following table shows the recorded investment in loans on nonaccrual status.

(Dollars in thousands)	At September 30, 2014	At December 31, 2013
Real estate mortgage:
Commercial	$7,504	$7,766
One-to-four family residential	1,274	513
Real estate construction:
Commercial	77	2,721
Commercial	6,149	8,769
Other consumer	55	50
Total nonaccrual loans	$15,059	$19,819

During the first nine months of 2014,  an immaterial amount of interest income was received on nonaccruing loans.  If interest on all nonaccrual loans had been accrued for the nine months ended September 30, 2014, additional interest income of $0.7 million would have been recorded.

Net cumulative charge-offs against nonaccrual loans at September 30, 2014 and December 31, 2013 were $6.2 million and $8.2 million, respectively.

The following table shows an age analysis of past due loans at September 30, 2014 and December 31, 2013.

		90 days and				Recorded loans
	30-89 days	greater	Total past		Total	> 90 days and
(Dollars in thousands)	past due	past due	due	Current	loans	accruing
At September 30, 2014
Real estate mortgage:
Commercial	$3,758	$7,504	$11,262	$746,616	$757,878	$-
One-to-four family residential	18	1,274	1,292	77,693	78,985	-
Real estate construction:
Commercial	-	77	77	166,302	166,379	-
One-to-four family residential	-	-	-	11,030	11,030	-
Commercial	356	6,149	6,505	324,233	330,738	-
Other	109	55	164	22,214	22,378	-
Total	$4,241	$15,059	$19,300	$1,348,088	1,367,388	$-

At December 31, 2013
Real estate mortgage:
Commercial	$3,851	$7,766	$11,617	$740,662	$752,279	$-
One-to-four family residential	302	513	815	83,173	83,988	-
Real estate construction:
Commercial	569	2,721	3,290	140,558	143,848	-
One-to-four family residential	-	-	-	4,646	4,646	-
Commercial	1,998	8,819	10,817	244,241	255,058	50
Other	128	53	181	30,903	31,084	3
Total	$6,848	$19,872	$26,720	$1,244,183	1,270,903	$53

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

Impaired loans are shown in the following table:

	With No Specific Allowance		With A Specific Allowance
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Investment	Balance	Allowance
At September 30, 2014
Commercial real estate	$13,970	$17,510	$13,782	$13,910	$3,234
One-to-four family residential	1,289	1,987	-	-	-
Real estate construction	77	106	-	-	-
Commercial	2,844	3,548	4,494	10,607	2,063
Other	54	56	-	-	-
Total	$18,234	$23,207	$18,276	$24,517	$5,297

At December 31, 2013
Commercial real estate	$38,077	$39,544	$15,903	$16,186	$4,015
One-to-four family residential	510	630	42	94	4
Real estate construction	84	106	2,636	2,762	18
Commercial	1,120	1,254	9,177	14,608	3,863
Other	4	6	46	72	46
Total	$39,795	$41,540	$27,804	33,722	$7,946

The average recorded investment and interest income recognized on impaired loans as of the nine months ended September 30, 2014 and September 30, 2013 are shown in the following table:

	As of and for the nine months ended September 30,
	2014		2013
	Average		Average
	Recorded	Interest	Recorded	Interest
(Dollars in thousands)	Investment	Income	Investment	Income
Commercial real estate	$33,304	$724	$62,407	$1,528
One-to-four family residential	3,106	1	4,757	1
Real estate construction	234	-	5,706	-
Commercial	8,760	58	13,939	74
Other	39	-	142	-
Total	$45,442	$783	$86,951	$1,603

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

Troubled debt restructured loans outstanding as of September 30, 2014 and December 31, 2013 were as follows:

	At September 30, 2014		At December 31, 2013
(Dollars in thousands)	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial real estate	$20,248	$3,747	$44,442	$4,456
One-to-four family residential	15	70	18	162
Commercial	1,190	603	1,527	648
Consumer	-	-	-	46
Total	$21,453	$4,420	$45,987	$5,312

At September 30, 2014 and December 31, 2013,  we had no significant commitments to lend additional funds to debtors whose loan terms have been modified in a  troubled debt restructuring.

Loans modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2014   and September 30, 2013 are shown in the following table:

	For the three months ended September 30,
	2014		2013
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial real estate	1	$26	-	$-
Commercial	3	434	-	-
Total	4	$460	-	$-

	For the nine months ended September 30,
	2014		2013
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial real estate	1	$26	7	$2,881
Commercial	4	448	5	1,820
Total	5	$474	12	$4,701

The modifications of loans identified as troubled debt restructurings primarily related to payment reductions, payment extensions, and/or reductions in the interest rate.  The financial impact of troubled debt restructurings is not significant.

The following table presents the recorded investment and the number of loans modified as a troubled debt restructuring that subsequently defaulted during the three and nine months ended September 30, 2014 and September 30, 2013.  Default, for this purpose, is deemed to occur when a loan is 90 days or more past due or transferred to nonaccrual and is within twelve months of restructuring.

	For the three months ended September 30,
	2014		2013
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	Investment	Contracts	Investment
Commercial	1	$18	-	$-
Total	1	$18	-	$-

	For the nine months ended September 30,
	2014		2013
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	Investment	Contracts	Investment
Commercial real estate	-	$-	1	$535
Commercial	1	18	1	1,033
Total	1	$18	2	$1,568

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

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans.  As of September 30, 2014 and December 31, 2013, based on the most recent analysis performed as of those dates, the risk category of loans by class was as follows:

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At September 30, 2014
Grade:
Pass	$672,510	$77,058	$157,838	$317,458	$22,194	$1,247,058
Special Mention	37,653	93	233	3,115	130	41,224
Substandard	47,390	1,800	19,338	4,998	54	73,580
Doubtful	325	34	-	5,167	-	5,526
Total	$757,878	$78,985	$177,409	$330,738	$22,378	$1,367,388

At December 31, 2013
Grade:
Pass	$610,929	$81,534	$101,715	$233,132	$30,893	$1,058,203
Special Mention	62,932	1,452	22,576	6,130	141	93,231
Substandard	77,453	944	24,203	11,329	50	113,979
Doubtful	965	58	-	4,467	-	5,490
Total	$752,279	$83,988	$148,494	$255,058	$31,084	$1,270,903

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

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At September 30, 2014
Balance at beginning of period	$18,854	$850	$5,523	$10,985	$451	$36,663
Loans charged-off	(1,400)	(187)	(655)	(3,857)	(441)	(6,540)
Recoveries	3,700	195	-	917	220	5,032
Provision for loan losses	(5,519)	(174)	(697)	2,102	50	(4,238)
Balance at end of period	$15,635	$684	$4,171	$10,147	$280	$30,917

Allowance for loan losses ending balance:
Individually evaluated for impairment	$3,234	$-	$-	$2,063	$-	$5,297
Collectively evaluated for impairment	12,401	684	4,171	8,084	280	25,620
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$15,635	$684	$4,171	$10,147	$280	$30,917

Loans receivable ending balance:
Individually evaluated for impairment	$25,932	$598	$77	$7,338	$54	$33,999
Collectively evaluated for impairment	726,991	76,877	177,217	323,362	22,323	1,326,770
Acquired with deteriorated credit quality	4,955	1,510	115	38	1	6,619
Total ending loans balance	$757,878	$78,985	$177,409	$330,738	$22,378	$1,367,388

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At September 30, 2013
Balance at beginning of period	$27,223	$861	$5,271	$12,604	$759	$46,718
Loans charged-off	(806)	(577)	(131)	(5,583)	(226)	(7,323)
Recoveries	109	212	59	916	97	1,393
Provision for loan losses	(6,770)	411	2,236	3,536	(120)	(707)
Balance at end of period	$19,756	$907	$7,435	$11,473	$510	$40,081

Allowance for loan losses ending balances:
Individually evaluated for impairment	$4,343	-	-	4,295	49	8,687
Collectively evaluated for impairment	15,403	849	7,435	7,178	461	31,326
Acquired with deteriorated credit quality	10	58	-	-	-	68
Total ending allowance balance	$19,756	$907	$7,435	$11,473	$510	$40,081

Loans receivable ending balance:
Individually evaluated for impairment	$45,920	396	5,659	12,663	54	64,692
Collectively evaluated for impairment	697,938	80,165	161,800	250,935	32,115	1,222,953
Acquired with deteriorated credit quality	13,578	4,084	311	967	40	18,980
Total ending loans balance	$757,436	$84,645	$167,770	$264,565	$32,209	$1,306,625

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

The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies.  However, considerable judgment is required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amount we could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies could have a material effect on our estimated fair value amounts.  There were no significant changes in valuation methods used to estimate fair value during the nine months ended September 30, 2014.

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

The fair value of a single private equity investment is estimated based on our proportionate share of the net asset value, $2.5 million and $2.4 million as of September 30, 2014 and December 31, 2013, respectively.  The investee invests in small and mid-sized U.S. financial institutions and other financial-related companies.  This investment has a quarterly redemption with sixty-five days’ notice.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At September 30, 2014
Available for sale securities:
Federal agency securities	$109,681	$-	$109,681	$-
Obligations of state and political subdivisions	33,041	-	33,041	-
Residential mortgage-backed securities	172,194	-	172,194	-
Asset-backed securities	9,555	-	9,555	-
Other securities	35,473	143	35,330	-
	-
Derivative instruments, net	(1,573)	-	(1,573)	-
Total	$358,371	$143	$358,228	$-

At December 31, 2013
Available for sale securities:
Federal agency securities	$120,773	$-	$120,773	$-
Obligations of state and political subdivisions	32,636	-	32,636	-
Residential mortgage-backed securities	183,170	-	183,170	-
Asset-backed securities	9,482		9,482
Other securities	36,418	151	36,267	-

Derivative instrument, net	(1,967)	-	(1,967)	-
Total	$380,512	$151	$380,361	$-

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

Mortgage loan servicing rights – There is no active trading market for loan servicing rights.  The fair value of loan servicing rights is estimated by calculating the present value of net servicing revenue over the anticipated life of each loan.  A cash flow model is used to determine fair value.  Key assumptions and estimates, including projected prepayment speeds and assumed servicing costs, earnings on escrow deposits, ancillary income, and discount rates, used by this model are based on current market sources.  A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults, and other relevant factors.  The prepayment model is updated for changes in market conditions. As of September 30, 2014 and December 31, 2013, there was no impairment; therefore, no fair value adjustments were recorded through earnings.

Assets that were measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013 are summarized below.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At September 30, 2014
Impaired loans at fair value :
Commercial real estate	$14,076	$-	$14,076	$-
Commercial	6,031	-	6,031	-

Loans held for sale:
One-to-four family residential	3,617	-	3,617	-
Government guaranteed commercial real estate	721	-	721	-
Other loans held for sale	30	-	30	-

Other real estate	3,448	-	3,448	-
Core deposit premium	597	-	597	-
Mortgage loan servicing rights	3,269	-	-	3,269
Total	$31,789	$-	$28,520	$3,269

At December 31, 2013
Impaired loans at fair value :
Commercial real estate	$20,764	$-	$20,764	$-
One-to-four family residential	1,045	-	1,045	-
Real estate construction	2,636	-	2,636
Commercial	9,176	-	9,176	-
Other consumer	75	-	75	-

Loans held for sale:
One-to-four family residential	2,235	-	2,235	-
Government guaranteed commercial real estate	769	-	769	-
Other loans held for sale	56	-	56	-

Other real estate	2,654	-	2,654	-
Core deposit premium	2,058	-	2,058	-
Mortgage loan servicing rights	3,492	-	-	3,492
Total	$44,960	$-	$41,468	$3,492

Impaired loans measured at fair value with a carrying amount of $26.1 million were written down to a fair value of $20.1 million, resulting in a life-to-date impairment of $6.0 million, of which $4.6 million was included in the provision for loan losses for the nine months ended September 30, 2014.  As of December 31, 2013, impaired loans measured at fair value with a carrying amount of $47.0 million were written down to the fair value of $33.7 million at December 31, 2013, resulting in a life-to-date impairment charge of $13.3 million, of which $0.05 million was included in the provision for loan losses for the year ended December 31, 2013.

As of September 31, 2014 and December 31, 2013, other real estate assets were written down to their fair values, resulting in an impairment charge of approximately $0.3 million and  $2.2 million, respectively, which was included in noninterest expense.

For the nine months ended September 30, 2014, $1.1 million of the core deposit premium was written off as a result of the bank branch sales. As of December 31, 2013, there was no impairment; therefore, no fair value adjustments were recorded through earnings.

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

Subordinated debentures – Our two subordinated debentures have floating rates that reset quarterly. The fair value of the floating rate subordinated debentures approximates carrying value at September 30, 2014.

The carrying values and estimated fair values of our financial instruments segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value were as follows:

	At September 30, 2014		At December 31, 2013
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$130,103	$130,103	$279,839	$279,839
Securities held to maturity	10,663	11,265	11,720	12,115
Accrued interest receivable	4,952	4,952	5,335	5,335
Derivative asset	166	166	-	-
Investments included in other assets	7,257	7,257	8,140	8,140
Level 3 inputs:
Total loans, net of allowance	1,367,388	1,272,485	1,234,240	1,190,869
Financial liabilities:
Level 2 inputs:
Deposits	1,494,946	1,408,990	1,584,086	1,486,939
Accrued interest payable	771	771	832	832
Other liabilities	9,249	9,249	8,248	8,248
Derivative liabilities	1,739	1,739	1,967	1,967
Other borrowings	75,884	78,274	80,632	83,593
Subordinated debentures	46,393	46,393	46,393	46,393

NOTE 6: DERIVATIVE INSTRUMENTS

We utilize derivatives instruments to manage exposure to various types of interest rate risk for us and our customers within policy guidelines. All derivative instruments are carried at fair value, in which credit risk is considered in determining fair value.

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

Customer Risk Management Interest Rate Swaps

Our qualified customers have the opportunity to participate in our interest rate swap program for the purpose of managing interest rate risk on their variable rate loans with us.  If we enter into such agreements with customers, then offsetting agreements are executed between us and approved dealer counterparties to minimize our market risk from changes in interest rates.  The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to us by the dealer counterparty.  These interest rate swaps carry varying degrees of credit, interest rate and market or liquidity risks.  The fair value of derivative instruments are recognized as either assets or liabilities in the unaudited consolidated statements of financial condition.

We have entered into two customer interest rate swap agreements that effectively convert the loan interest rate from floating rate based on LIBOR to a fixed rate for the customer.  As of September 30, 2014, these loans had an outstanding balance of $19.7 million.  We have entered into offsetting agreements with a dealer counterparty.  The following table summarizes the fair values of derivative contracts recorded as “non-hedge derivative assets” and “non-hedge derivative liabilities” in the unaudited consolidated statements of financial condition.

	As of September 30, 2014
(Dollars in thousands)	Notional	Fair Value	Cash Collateral	Fair Value Net of Cash Collateral
Non-hedge derivative assets	$19,723	$166	$-	$166
Non-hedge derivative liabilities	19,723	166	-	166

The floating rates to us in connection with these instruments are 2.97% and 2.87% over the one-month LIBOR as of September 30, 2014.  There was no collateral required to be posted by us.  These interest rate swaps are not designated as  hedging instruments.

Interest Rate Swap

We have an interest rate swap agreement with a total notional amount of $25.0 million.  The interest rate swap contract was designated as a hedging instrument in cash flow hedges with the objective of protecting the overall cash flow from our quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven year period beginning February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month London Interbank Offered Rate (“LIBOR”).  Under the swap, we pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85% on a total notional amount of $25.0 million, with quarterly settlements.  The rate received by us as of September 30, 2014 was 3.08%.

The estimated fair value of the interest rate derivative contract outstanding as of September 30, 2014 and December 31, 2013 resulted in a pre-tax loss of $1.6 million and $2.0 million, respectively, and was included in other liabilities in the unaudited consolidated statements of financial condition.  We obtained the counterparty valuation to validate the interest rate derivative contract as of September 30, 2014 and December 31, 2013.

The effective portion of our gain or loss due to changes in the fair value of the derivative hedging instrument, a $0.2 million gain and a $0.6 million gain for the nine months ended September 30, 2014 and September 30, 2013, respectively, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense.  No ineffectiveness related to the interest rate derivative was recognized during either reporting period.

Net cash outflows as a result of the interest rate swap agreement were $0.6 million for both the nine months ended September 30, 2014 and September 30, 2013 and were included in interest expense on subordinated debentures.

The fair value of cash and securities posted as collateral by us related to the interest rate swap derivative contract was $4.1 million at September 30, 2014 and December 31, 2013.

There are no credit-risk-related contingent features associated with our derivative contract.

NOTE 7: TAXES ON INCOME

Net deferred tax assets totaled $15.2 million at September 30, 2014 and $24.9 million at December 31, 2013.  Net deferred tax assets are included in other assets and no valuation allowance is recorded.

As of December 31, 2013, we were in a cumulative pretax loss position as a result of the loss incurred in 2011, resulting in a $10.7 million federal net operating loss carryforward expiring in 2031.  As of September 30, 2014,  none of the pretax loss remains to be offset by pretax income generated in future periods.  We fully utilized the remaining federal net operating loss carryforward during the second quarter of 2014.

We monitor our deferred tax assets for realizability and conducted an interim analysis to assess the need for a valuation allowance at September 30, 2014.  As part of this analysis management considered evidence associated with the taxable income generated in the first nine months of 2014,  a  long history of taxable income, and projected pretax income in future years.  While realization of the deferred tax benefit is not assured, it is management’s judgment, after review of all available evidence and based on the weight of such evidence, that a valuation allowance is not required as realization of these benefits meets the “more likely than not” standard under generally accepted accounting principles.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to U.S. federal or state tax examinations for years before 2010.

NOTE 8: SHAREHOLDERS’ EQUITY

Stock Repurchase Program

On August 14, 2014, our Board of Directors (the “Board”) authorized the repurchase of up to 5.0% or 990,000 shares, of our common stock.  The share repurchases are expected to be made primarily on the open market from time to time until August  14, 2015.  Repurchases under the program are available at the discretion of management based upon market, business, legal, and other factors. During the third quarter of 2014, we repurchased 223,005 shares for a total of $3.7 million.

NOTE 9: EARNINGS PER SHARE

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

The following table shows the computation of basic and diluted earnings per common share:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands, except earnings per share data)	2014	2013	2014	2013
Numerator:
Net income	$5,288	$3,800	$15,131	$10,603
Earnings allocated to participating securities	(68)	(40)	(186)	(88)
Numerator for basic earnings per common share	$5,220	$3,760	$14,945	$10,515
Effect of reallocating undistributed earnings
of participating securities	68	40	186	88
Numerator for diluted earnings per common share	$5,288	$3,800	$15,131	$10,603

Denominator:
Denominator for basic earnings per common share	19,477,161	19,697,267	19,508,785	19,660,698
Dilutive effect of stock compensation	157,529	111,691	146,221	42,797
Denominator for diluted earnings per common share	19,634,690	19,808,958	19,655,006	19,703,495
Earnings per common share:
Basic	$0.27	$0.19	$0.77	$0.53
Diluted	$0.27	$0.19	$0.77	$0.54

NOTE 10: OPERATING SEGMENTS

We operate five principal segments:  Oklahoma Banking, Texas Banking, Kansas Banking, Mortgage Banking, and Other Operations.  The Oklahoma Banking segment, the Texas Banking segment, and the Kansas Banking segment provide deposit and lending services.  The Mortgage Banking segment consists of residential mortgage lending services to customers.  Prior to the fourth quarter of 2013, the Mortgage Banking segment only included loans available for sale in the secondary market.  During the fourth quarter of 2013, 1-4 family mortgages were combined with the available for sale loans for inclusion in the Mortgage Banking segment. This adjustment would have had an immaterial impact on interest income for the first nine months of 2013.  Other Operations includes our funds management unit and corporate investments.

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

For the three months ended September 30, 2014
	Oklahoma	Texas	Kansas	Mortgage	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Operations	Company
Net interest income (loss)	$9,902	$5,141	$1,543	$204	$(953)	$15,837
Provision for loan losses	(1,142)	(867)	(897)	8	1	(2,897)
Noninterest income	1,717	409	341	506	111	3,084
Noninterest expenses	7,169	3,423	1,424	579	763	13,358
Income (loss) before taxes	5,592	2,994	1,357	123	(1,606)	8,460
Taxes on income	2,097	1,123	509	45	(602)	3,172
Net income (loss)	$3,495	$1,871	$848	$78	$(1,004)	$5,288

For the three months ended September 30, 2013
	Oklahoma	Texas	Kansas	Mortgage	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Operations	Company
Net interest income (loss)	$9,008	$4,489	$2,736	$166	$(1,126)	$15,273
Provision for loan losses	1,012	(1,387)	39	7	-	(329)
Noninterest income	1,731	310	470	662	374	3,547
Noninterest expenses	6,570	2,524	2,579	575	771	13,019
Income (loss) before taxes	3,157	3,662	588	246	(1,523)	6,130
Taxes on income	1,200	1,395	222	94	(581)	2,330
Net income (loss)	$1,957	$2,267	$366	$152	$(942)	$3,800

For the nine months ended September 30, 2014
	Oklahoma	Texas	Kansas	Mortgage	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Operations*	Company
Net interest income (loss)	$28,026	$14,230	$6,998	$552	$(1,394)	$48,412
Provision for loan losses	(626)	(3,350)	(238)	(25)	1	(4,238)
Noninterest income	5,139	948	1,242	1,533	5,493	14,355
Noninterest expenses	21,530	9,883	6,710	1,670	3,004	42,797
Income before taxes	12,261	8,645	1,768	440	1,094	24,208
Taxes on income	4,598	3,242	663	164	410	9,077
Net income	$7,663	$5,403	$1,105	$276	$684	$15,131

* Includes externally generated revenue of $6.0 million, primarily from investing services, and an internally generated loss of $1.9 million from the funds management unit

Total loans at period end	777,033	424,640	142,547	23,164	4	1,367,388
Total assets at period end	784,343	422,209	144,786	26,517	523,093	1,900,948
Total deposits at period end	1,069,278	206,268	114,432	7,907	97,061	1,494,946

For the nine months ended September 30, 2013
	Oklahoma	Texas	Kansas	Mortgage	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Operations*	Company
Net interest income (loss)	$25,699	$14,097	$7,782	$467	$(2,032)	$46,013
Provision for loan losses	1,168	(2,950)	69	(6)	1,012	(707)
Noninterest income	5,285	1,004	1,420	2,223	643	10,575
Noninterest expenses	20,817	6,211	8,653	1,749	2,816	40,246
Income (loss) before taxes	8,999	11,840	480	947	(5,217)	17,049
Taxes on income	3,403	4,477	182	358	(1,974)	6,446
Net income (loss)	$5,596	$7,363	$298	$589	$(3,243)	$10,603

* Includes externally generated loss of $1.4 million, primarily from investing services, and an internally generated loss of $36,000 from the funds management unit

Total loans at period end	681,745	414,433	206,802	3,641	4	1,306,625
Total assets at period end	684,529	407,532	211,237	6,591	662,478	1,972,367
Total deposits at period end	1,128,753	188,391	250,597	5,666	10,384	1,583,791

NOTE 11:  COMMITMENTS AND CONTINGENCIES

Customer Risk Management Interest Rate Swap

On September  9, 2014, we entered into an agreement to provide one of our commercial borrowers a customer interest rate swap that effectively converts the loan interest rate from floating rate based on LIBOR to a fixed rate for the customer. As of September 30, 2014, the floating rate loan had an outstanding balance of $17.0 million.  The option to execute the swap is conditional on compliance with the loan and swap agreements, and will be subject to the terms of the International Swaps and Derivatives Association Master Agreement.  The fixed pay amount will be based on the market rates at the time of execution, and it is our intention to simultaneously execute an offsetting trade with an approved swap dealer counterparty with identical terms.

Legal Action

On March 18, 2011, an action entitled Ubaldi, et al. v SLM Corporation (“Sallie Mae”), et al., Case No. 3:11-cv-01320 EDL (the “Ubaldi Case”) was filed in the U.S. District Court for the Northern District of California as a putative class action with respect to certain loans that the plaintiffs claim were made by Sallie Mae.   The loans in question were made by various banks, including Bank SNB, and sold to Sallie Mae.  Plaintiff claims that Sallie Mae entered into arrangements with chartered banks in order to evade California law and that Sallie Mae is the de facto lender on the loans in question and, as the lender on such loan, Sallie Mae charged interest and late fees that violates California usury law and the California Business and Professions Code.  Sallie Mae has denied all claims asserted against it and has stated that it intends to vigorously defend the action.  On March 26, 2014, the Court denied the plaintiff’s request to certify the class; however, the Court permitted the plaintiff to amend its filing to redefine the class. Plaintiffs filed a renewed motion on June 23, 2014. A hearing on Plaintiffs’ renewed motion for class certification was held on October 14, 2014, at which the court requested additional briefing to be completed by October 28, 2014.  No ruling has been issued to date.

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

NOTE 12:  NEW AUTHORITATIVE ACCOUNTING GUIDANCE

In August 2014, FASB issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern; (“ASU 2014-15”). The ASU does not require new recurring disclosures. The guidance becomes effective for us on January 1, 2017, and it is not expected to have a material impact on the financial statements.

In August 2014, FASB issued Accounting Standard Update No. 2014-14, Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure; (“ASU 2014-14”). The ASU does not require new recurring disclosures. The guidance becomes effective for us on January 1, 2015, and it is not expected to have a material impact on the financial statements.

In August 2014, FASB issued Accounting Standard Update No. 2014-13, Consolidation: Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”). The ASU does not require new recurring disclosures. The guidance becomes effective for us on January 1, 2016, and it is not expected to have a material impact on the financial statements.

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

In April 2014, FASB issued Accounting Standard Update No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment, reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 raises the threshold for disposals to qualify as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. The ASU does not require new recurring disclosures. The guidance becomes effective for us on January 1, 2015, and it is not expected to have a material impact on the financial statements.

In January 2014, FASB issued Accounting Standard Update No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure, (“ASU 2014-04”). ASU 2014-04 clarifies when an entity is considered to have obtained physical possession (from an in-substance possession or foreclosure) of a residential real estate property collateralizing a mortgage loan. Upon physical possession of such real property, an entity is required to reclassify the nonperforming mortgage loan to other real estate owned. The ASU does not require new recurring disclosures. The guidance becomes effective for us on January 1, 2015, and is not expected to have a material impact on the financial statements.

In July 2013, FASB issued Accounting Standard Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose.  The ASU does not require new recurring disclosures.  The guidance became effective for us on January 1, 2014 and did not have a material impact on the financial statements.

NOTE 13:  SUBSEQUENT EVENT

On July 28, 2014, we announced that Bank SNB, our wholly owned banking subsidiary, intended to file an application with the Oklahoma State Banking Department seeking to convert from a national association to an Oklahoma state-chartered bank (the “Charter Conversion”). The application was filed in July 2014 and the Charter Conversion was approved on September 24, 2014, with an effective date of October 1, 2014.  As a result, we are no longer regulated by the Office of the Comptroller of the Currency, but are now regulated by the Oklahoma State Banking Department and the Federal Reserve Bank. This move will provide efficiencies and cost savings from lower annual assessment fees of an estimated $0.1 million.

SOUTHWEST BANCORP, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Southwest Bancorp, Inc. (“we”, “our”, “us”, or “Southwest”) is a financial holding company for Bank SNB, which has been providing banking services since 1894. Through Bank SNB, we have twenty-one full-service banking offices primarily located primarily along the heavily populated areas on the I-35 corridor through Texas, Oklahoma, and Kansas.  We focus on providing customers with exceptional service and meeting all of their banking needs by offering a wide variety of commercial and consumer banking services, including commercial and consumer lending, deposit and investment services, specialized cash management, and other financial services and products.  At September 30, 2014 we had total assets of $1.9 billion, deposits of $1.5 billion, and shareholders’ equity of $272.0 million.

On July 28, 2014, we announced that Bank SNB,  our wholly owned banking subsidiary, intended to file an application with the Oklahoma State Banking Department seeking to convert from a national association to an Oklahoma state-chartered bank (the “Charter Conversion”). The application was filed in July 2014 and the Charter Conversion was approved on September 24, 2014, with an effective date of October 1, 2014.

On August 14, 2014,  our Board of Directors (the “Board”) authorized the repurchase of up to 5.0%, or 990,000 shares, of our common stock.  The share repurchases are expected to be made primarily on the open market from time to time until August  14, 2015, or earlier termination of the repurchase program by the Board.  Repurchases under the program are available at the discretion of management based upon market, business, legal, and other factors.  During the third quarter of 2014, we repurchased 223,005 shares for a total of $3.7 million.

Our business operations are conducted through five operating segments that include Oklahoma Banking, Texas Banking, Kansas Banking, Mortgage Banking, and Other Operations. At September 30, 2014, the  Oklahoma Banking segment accounted for $777.0 million in loans, the Texas Banking segment accounted for $424.6 million in loans, the Kansas Banking segment accounted for $142.5 million in loans, and the Mortgage Banking segment accounted for $23.2 million in loans.  Please see “Financial Condition:  Loans” below for additional information.   For additional information on our operating segments, please see “Note 10: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements.

Our common stock is traded on the NASDAQ Global Select Market under the symbol OKSB.  We focus on converting our strategic vision into long-term shareholder value.

INDUSTRY FOCUS

Our area of expertise focuses on the special financial needs of healthcare and health professionals, commercial real estate borrowers, businesses and their managers and owners, commercial lending, and energy banking. The healthcare and real estate industries make up the majority of our loan and deposit portfolios.  We conduct regular reviews of our current and potential healthcare and real estate lending and the appropriate concentrations within those industries based upon economic and regulatory conditions.

As of September 30, 2014, approximately $474.3 million, or 35%, of our loans were real estate industry loans.   We expect that the real estate recovery should continue to improve in the last quarter of 2014 as the market has progressed further through the economic and real estate cycles. Job growth, solid corporate profits, and recovery in the housing market are all positives for the real estate industry. Conversely, the high unemployment rate, uncertainty over government regulation and fiscal/monetary policy, and a concern about the rising cost of debt capital are all industry risk factors.

Our tactical focus on healthcare lending was established in 1974. We provide credit and other services, such as deposits, cash management, and document imaging for physicians and other healthcare practitioners to start or develop their practices and finance the development and purchase of medical offices, clinics, surgical care centers, hospitals, and similar facilities. As of September 30, 2014, approximately $403.8 million, or 30%, of our loans were loans to individuals and businesses in the healthcare industry.

FINANCIAL CONDITION

Investment Securities

The following table shows the composition of the investment portfolio at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2014	2013	$ Change	% Change
Federal agency securities	$109,681	$120,773	$(11,092)	(9.18)%
Obligations of state and political subdivisions	43,704	44,356	(652)	(1.47)
Residential mortgage-backed securities	172,194	183,170	(10,976)	(5.99)
Asset-backed securities	9,555	9,482	73	0.77
Other securities	35,473	36,418	(945)	(2.59)
Total	$370,607	$394,199	$(23,592)	(5.98)%

Loans

Total loans, including loans held for sale, were $1.4 billion at September 30, 2014.  The following table shows the composition of the loan portfolio at the dates indicated:

			Total	Total
(Dollars in thousands)	September 30, 2014	December 31, 2013	$ Change	% Change
Real estate mortgage
Commercial	$757,878	$752,279	$5,599	0.74%
One-to-four family residential	78,985	83,988	(5,003)	(5.96)
Real estate construction
Commercial	166,379	143,848	22,531	15.66
One-to-four family residential	11,030	4,646	6,384	137.41
Commercial	330,738	255,058	75,680	29.67
Installment and consumer
Guaranteed student loans	127	4,394	(4,267)	(97.11)
Other	22,251	26,690	(4,439)	(16.63)
Total loans	$1,367,388	$1,270,903	$96,485	7.59%

As further discussed in “Note 2: Disposals” in the Notes to Unaudited Consolidated Financial Statements, approximately $27.9 million of loans were included in disposal of the community bank branches during the second quarter of 2014. During the third quarter of 2014, the $4.2 million portfolio of student loans was sold to reduce the expense of regulatory reporting and administration of a small portfolio.

The composition of loans held for sale and a  reconciliation to total loans is shown in the following table:

	September 30,	December 31,
(Dollars in thousands)	2014	2013	$ Change	% Change
Loans held for sale:
One-to-four family residential	$3,617	$2,235	$1,382	61.83%
Government guaranteed commercial real estate	721	769	(48)	(6.24)
Other loans held for sale	30	56	(26)	(46.43)
Total loans held for sale	4,368	3,060	1,308	42.75
Portfolio loans	1,363,020	1,267,843	95,177	7.51
Total loans	$1,367,388	$1,270,903	$96,485	7.59%

Allowance for Loan Losses

Management determines the appropriate level of the allowance for loan losses using an established methodology.  (See “Note 4:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements.)  Management believes the amount of the allowance is appropriate, based on our analysis.

The allowance for loan losses on loans is comprised of two components.  Loans deemed to be impaired (loans on nonaccrual status and greater than $100,000, and all troubled debt restructurings) are evaluated on an individual basis using the discounted present value of expected cash flows, the fair value of collateral, or the market value of the loan, and a specific allowance is recorded based upon the result.  Collateral dependent loans are evaluated for impairment based upon the fair value of the collateral.  Any portion of a collateral dependent impaired loan in excess of the fair value of the collateral that is determined to be uncollectible is charged off.

The allowance on all other (including impaired loans under $100,000) loans is determined by use of historical loss ratios adjusted for qualitative internal and external risk factors, segmented into loan pools by type of loan and market area.

The composition of the allowance for loan losses, at the dates indicated, is shown in the following table:

	As of September 30, 2014			As of December 31, 2013
(Dollars in thousands)	Loan Balance	Allowance	Allowance %	Loan Balance	Allowance	Allowance %
Nonaccrual	$13,176	$3,326	25.2%	$18,560	$4,313	23.2%
Performing TDR	20,824	1,971	9.5	42,692	3,627	8.5
All other	1,329,020	25,620	1.9	1,206,591	28,723	2.4
Total	$1,363,020	$30,917	2.3%	$1,267,843	$36,663	2.9%

The decrease in the allowance for nonaccrual loans was the result of current period charge-offs related to nonperforming loans.  The decrease in the allowance relating to the other loans resulted from the increase in the loan portfolio, the decrease in the dollar amounts of impaired loans and potential problem loans in the loan portfolio, and in consideration of trends and qualitative factors, including portfolio loss trends as well as management’s assessment of economic risk, asset quality trends, levels of potential problem loans, and loan concentrations in commercial real estate mortgage and construction loans.

The amount of the loan loss provision, or negative provision, for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs for the period.  Net charge-offs for the first nine months of 2014 were $1.5 million, a decrease of $4.4 million from the $5.9 million recorded for the first nine months of 2013.  The provision for loan losses for the first nine months of 2014 was a negative (or credit) of $4.2 million, representing an increase of $3.5 million from the negative provision of $0.7 million recorded for the first nine months of 2013.  The increase in the negative provision is due to the improvement in the overall quality of the loan portfolio combined with the lower average of historical net charge-offs.

Nonperforming Loans / Nonperforming Assets

At September 30, 2014, the allowance for loan losses was 205.29% of nonperforming loans, compared to 184.50% of nonperforming loans, at December 31, 2013.  Nonaccrual loans, which comprise the majority of nonperforming loans, were $15.1 million as of September 30, 2014,  a decrease of $4.8 million, or 24%, from December 31, 2013.  We have taken cumulative net charge-offs related to these nonaccrual loans of $6.2 million as of September 30, 2014.  Nonaccrual loans at September 30, 2014 were comprised of 47 relationships and were primarily concentrated in commercial real estate (50%) and commercial and industrial (41%).  All nonaccrual loans are considered impaired and are carried at their estimated collectible amounts.  These loans are believed to have sufficient collateral and are in the process of being collected.

(Dollars in thousands)	September 30, 2014	December 31, 2013
Nonaccrual loans:
Commercial real estate	$7,504	$7,766
One-to-four family residential	1,274	513
Real estate construction	77	2,721
Commercial	6,149	8,769
Other consumer	55	50
Total nonaccrual loans	15,059	19,819

Past due 90 days or more:
Commercial	-	50
Other consumer	-	3
Total past due 90 days or more	-	53
Total nonperforming loans	15,059	19,872
Other real estate	3,448	2,654
Total nonperforming assets	$18,507	$22,526

Nonperforming assets to portfolio loans receivable and
other real estate	1.36%	1.77%
Nonperforming loans to portfolio loans receivable	1.10	1.57
Allowance for loan losses to nonperforming loans	205.29	184.50
Government-guaranteed portion of nonperforming loans	$1,506	$875

At September 30, 2014,  nine credit relationships represented 80% of nonperforming loans.  These were all commercial, commercial real estate lending, or one-to-four family residential relationships and had an aggregate principal balance of $12.1 million and related impairment reserves of $3.2 million.  Cumulative net charge-offs for these nine relationships were $5.3 million as of September 30, 2014.

Performing loans considered potential problem loans (loans which are not included in the past due or nonaccrual categories but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms) amounted to approximately $64.4 million at September 30, 2014, compared to $99.8 million at December 31, 2013.  Substantially all of these loans were performing in accordance with their present terms at September 30, 2014.  Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms.

At September 30, 2014, other real estate was $3.4 million, up from $2.7  million at December 31, 2013 due to the addition of other properties.   During the first nine months of 2014, there were six sales of other real estate property, which had a principal value  of  $1.1 million,  and resulted in a net gain of $0.2 million.  In order to adjust the fair value of property values, there were total other real estate write-downs of $0.3 million during the first nine months of 2014 compared to the total other real estate write-downs of $1.5 million for the year ended December 31, 2013.

At September 30, 2014, the reserve for unfunded loan commitments was $2.6 million, a $0.2 million, or 7%, decrease from the amount at December 31, 2013.  Management believes the amount of the reserve is appropriate and is included in other liabilities on the unaudited consolidated statements of financial condition.  The decrease related primarily to continued improvement in asset quality and a corresponding decline in historical loss ratios used to calculate the reserve.

Deposits and Other Borrowings

Our deposits were $1.5 billion at September 30, 2014 and $1.6 billion at December 31, 2013.  The following table shows the composition of deposits at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2014	2013	$ Change	% Change
Noninterest-bearing demand	$445,148	$444,796	$352	0.08%
Interest-bearing demand	104,807	120,156	(15,349)	(12.77)
Money market accounts	477,614	439,981	37,633	8.55
Savings accounts	33,398	41,727	(8,329)	(19.96)
Time deposits of $100,000 or more	203,090	251,185	(48,095)	(19.15)
Other time deposits	230,889	286,241	(55,352)	(19.34)
Total deposits	$1,494,946	$1,584,086	$(89,140)	(5.63)%

We participate in the Certificate of Deposit Account Registry Service (“CDARS”) and CDARS deposits totaled $3.0 million at September 30, 2014 and December 31, 2013.

Other borrowings, which includes short-term federal funds purchased, FHLB borrowings, and repurchase agreements, increased $4.7 million, or 6%, to $75.9 million during the first nine months of 2014.  The increase primarily reflects the timing of repurchase agreements for the period.

As further discussed in “Note 2: Disposals” in the Notes to the Unaudited Consolidated Financial Statements, approximately $130.6 million of deposits were included in the sale of the community bank branches. The sale of community bank branches, when coupled with an increase in brokered deposits, changed the core funding mix as of September 30, 2014. Wholesale funding, including FHLB borrowings, federal funds purchased, and brokered deposits, accounted for 8% of total funding at September 30, 2014. See further discussion under the “Liquidity” section below.

Shareholders’ Equity

Shareholders’ equity increased  $12.8 million, or 5%, primarily due to net income of $15.1 million, for the first nine months of 2014. At September 30, 2014, the accumulated other comprehensive loss on available for sale investment securities and derivative instruments (net of tax) was $0.4 million, a decrease from $3.0 million at December 31, 2013.

At September 30, 2014, we and Bank SNB continued to exceed all applicable regulatory capital requirements.  See “Capital Requirements” on page 43.

RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 and 2013

Net income for the third quarter of 2014 of $5.3 million represented an increase of $1.5 million from the $3.8 million net income recorded for the third quarter of 2013.  Diluted earnings per share were $0.27 for the third quarter of 2014, compared to $0.19 for the third quarter of 2013.  The increase in quarterly net income was primarily the result of a $0.6 million, or 4%, increase in net interest income, primarily driven by lower interest expense on deposits and a reduction in interest costs due to the redemption of the 10.5% Trust Preferred Securities in the third quarter of 2013, and a $2.6 million increase in the negative provision for loan losses, offset in part by a $0.5 million decrease in noninterest income and a $0.3 million increase in noninterest expense.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period.  (See “Note 4:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 42.)

Net Interest Income

	For the three months
	ended September 30,
(Dollars in thousands)	2014	2013	$ Change	% Change
Interest income:
Loans	$15,683	$16,242	$(559)	(3.44)%
Investment securities:
U.S. government and agency obligations	383	438	(55)	(12.56)
Mortgage-backed securities	824	820	4	0.49
State and political subdivisions	291	300	(9)	(3.00)
Other securities	36	65	(29)	44.62
Other interest-earning assets	274	270	4	1.48
Total interest income	17,491	18,135	(644)	(3.55)

Interest expense:
Interest-bearing demand deposits	33	35	(2)	(5.71)
Money market accounts	157	182	(25)	(13.74)
Savings accounts	8	10	(2)	(20.00)
Time deposits of $100,000 or more	338	552	(214)	(38.77)
Other time deposits	328	538	(210)	(39.03)
Other borrowings	227	225	2	0.89
Subordinated debentures	563	1,320	(757)	(57.35)
Total interest expense	1,654	2,862	(1,208)	(42.21)

Net interest income	$15,837	$15,273	$564	3.69%

Net interest income is the difference between the interest income we earn on our loans, investments, and other interest-earning assets and the interest paid on interest-bearing liabilities, such as deposits and borrowings.  Net interest income is affected by changes in market interest rates because rates on different types of assets and liabilities may react differently and at different times to changes in market interest rates.  When interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income.  Similarly, when interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase of market rates of interest could reduce net interest income. On the other hand, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, rising interest rates could increase net interest income and when interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, a decrease of market rates of interest could increase net interest income.

 AVERAGE BALANCES, YIELDS AND RATES

The following table shows average interest-earning assets and interest-bearing liabilities and the average yields and rates on them for the periods indicated.

	For the three months ended September 30,
	2014			2013
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans (1) (2)	$1,356,729	$15,683	4.59%	$1,298,018	$16,242	4.96%
Investment securities (2)	378,924	1,534	1.61	364,746	1,623	1.76
Other interest-earning assets	88,653	274	1.23	287,968	270	0.37
Total interest-earning assets	1,824,306	17,491	3.80	1,950,732	18,135	3.69
Other assets	43,339			57,622
Total assets	$1,867,645			$2,008,354

Liabilities and shareholders' equity
Interest-bearing demand deposits	$109,245	$33	0.12%	$117,124	$35	0.12%
Money market accounts	437,632	157	0.14	416,839	182	0.17
Savings accounts	32,076	8	0.10	38,992	10	0.10
Time deposits	440,317	666	0.60	600,321	1,090	0.72
Total interest-bearing deposits	1,019,270	864	0.34	1,173,276	1,317	0.45
Other borrowings	85,423	227	1.05	75,822	225	1.18
Subordinated debentures	46,393	563	4.85	75,004	1,320	7.04
Total interest-bearing liabilities	1,151,086	1,654	0.57	1,324,102	2,862	0.86
Noninterest-bearing demand deposits	432,255			422,203
Other liabilities	11,442			10,319
Shareholders' equity	272,862			251,730
Total liabilities and shareholders' equity	$1,867,645			$2,008,354

Net interest income and interest rate spread		$15,837	3.23%		$15,273	2.83%
Net interest margin (3)			3.44%			3.11%
Ratio of average interest-earning assets
to average interest-bearing liabilities	158.49%			147.32%

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3) Net interest margin = annualized net interest income / average interest-earning assets

Compared to the third quarter of 2013, the third quarter 2014 yields on our interest-earning assets increased 11  basis points, while the rates paid on our interest-bearing liabilities decreased 29 basis points, resulting in an increase in the interest rate spread to 3.23%.  Other contributing factors were the reduction in the level of overnight fed funds sold balances, resulting primarily from the branch sale that occurred in the second quarter of 2014 and loan growth when comparing balances to prior year.  During the quarterly periods ended September 30, 2014 and September 30, 2013, annualized net interest margin was 3.44% and 3.11%, respectively, and for the same periods, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 158.49% from  147.32%.

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

	For the three months ended September 30,
	2014 vs. 2013
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate
Interest earned on:
Loans receivable (1)	$(559)	$439	$(998)
Investment securities (1)	(89)	61	(150)
Other interest-earning assets	4	(286)	290
Total interest income	(644)	214	(858)

Interest paid on:
Interest-bearing demand	(2)	(2)	-
Money market accounts	(25)	9	(34)
Savings accounts	(2)	(2)	-
Time deposits	(424)	(262)	(162)
Other borrowings	2	27	(25)
Subordinated debentures	(757)	(418)	(339)
Total interest expense	(1,208)	(648)	(560)

Net interest income	$564	$862	$(298)

(1) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

Noninterest Income

	For the three months
	ended September 30,
(Dollars in thousands)	2014	2013	$ Change	% Change
Noninterest income:
Other service charges	$2,255	$2,376	$(121)	(5.09)%
Other fees	237	213	24	11.27
Other noninterest income	210	339	(129)	(38.05)
Gain on sales of mortgage loans:
One-to-four family residential	382	619	(237)	(38.29)
Total noninterest income	$3,084	$3,547	$(463)	(13.05)%

Other service charges decreased primarily due to a decrease in direct checking and overdraft charges.

Other fees increased due to an increase in loan servicing fees and a decrease in the amortization of mortgage servicing rights.

Other noninterest income decreased primarily as a result of a legal settlement received in the third quarter or 2013, offset in part by interest rate swap fee revenue from the customer risk management swaps, which began in the second quarter of 2014.

Gain on sales of mortgage loans is primarily a reflection of the activity in residential mortgage lending. The decrease relates to a decrease in mortgage lending activity during the year.

Noninterest Expense

	For the three months
	ended September 30,
(Dollars in thousands)	2014	2013	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$7,804	$7,645	$159	2.08%
Occupancy	2,612	2,721	(109)	(4.01)
FDIC and other insurance	299	413	(114)	(27.60)
Other real estate (net)	(220)	(387)	167	(43.15)
Unfunded loan commitment reserve	(327)	71	(398)	(560.56)
Other general and administrative	3,190	2,556	634	24.80
Total noninterest expense	$13,358	$13,019	$339	2.60%

The number of full-time equivalent employees decreased from 364 at the beginning of the quarter to 351 as of September 30, 2014.  As of September 30, 2013, the number of full-time equivalent employees was 407. The increase in personnel expense from the prior year is primarily the result of restructuring costs and increased employee benefit expense.

Our financial institution subsidiary pays deposit insurance premiums to the FDIC based on assessment rates.  The decrease from prior year is primarily the result of the decrease in assets, which is the basis for the premium calculation, and a decrease in the assessment rates, which is due to improvements in asset quality and other factors.

The increase in other real estate net expenses is primarily the result of net gains on sales of other real estate properties recognized in the prior year.

The unfunded loan commitment reserve expense decreased primarily as a result of continued improvement in asset quality and the corresponding decline in historical loss ratios used to calculate the reserve.

The increase in other general and administrative is primarily the result of higher legal, marketing, and consulting fees.

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2014 and 2013

Net income for the nine months ended September 30, 2014 of $15.1 million represented an increase of $4.5 million from the $10.6 million net income for the nine months ended September 30,  2013.  Diluted earnings per share were $0.77 for the nine months ended September 30, 2014, compared to $0.54 for the nine months ended September 30, 2013.  The increase in net income was the result of a $2.4 million, or 5%, increase in net interest income, primarily driven by lower interest expense on deposits and a reduction in interest expense due to the redemption of the 10.5% Trust Preferred Securities in third quarter of 2013, a $3.5 million increase in the negative provision for loan losses, resulting from improved asset quality, a $3.8 million increase in noninterest income, primarily the pre-tax net gain on sale of community bank branches, offset in part by a $2.6 million increase in noninterest expense due to decreased gains recognized on sale of other real estate properties and increased employee benefit expenses.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period.  (See “Note 4: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 42.)

Net Interest Income

	For the nine months
	ended September 30,
(Dollars in thousands)	2014	2013	$ Change	% Change
Interest income:
Loans	$47,801	$49,663	$(1,862)	(3.75)%
Investment securities:
U.S. government and agency obligations	1,147	1,336	(189)	(14.15)
Mortgage-backed securities	2,650	2,520	130	5.16
State and political subdivisions	881	906	(25)	(2.76)
Other securities	134	146	(12)	8.22
Other interest-earning assets	963	765	198	25.88
Total interest income	53,576	55,336	(1,760)	(3.18)

Interest expense:
Interest-bearing demand deposits	113	117	(4)	(3.42)
Money market accounts	439	608	(169)	(27.80)
Savings accounts	30	34	(4)	(11.76)
Time deposits of $100,000 or more	1,125	1,863	(738)	(39.61)
Other time deposits	1,113	1,789	(676)	(37.79)
Other borrowings	675	667	8	1.20
Subordinated debentures	1,669	4,245	(2,576)	(60.68)
Total interest expense	5,164	9,323	(4,159)	(44.61)

Net interest income	$48,412	$46,013	$2,399	5.21%

Net interest income is the difference between the interest income we earn on our loans, investments, and other interest-earning assets and the interest paid on interest-bearing liabilities, such as deposits and borrowings.  Net interest income is affected by changes in market interest rates because rates on different types of assets and liabilities may react differently and at different times to changes in market interest rates.  When interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income.  Similarly, when interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase of market rates of interest could reduce net interest income. On the other hand, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, rising interest rates could increase net interest income and when interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, a decrease of market rates of interest could increase net interest income.

AVERAGE BALANCES, YIELDS AND RATES

The following table shows average interest-earning assets and interest-bearing liabilities and the average yields and rates on them for the periods indicated.

	For the nine months ended September 30,
(Dollars in thousands)	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans (1) (2)	$1,322,351	$47,801	4.83%	$1,323,938	$49,663	5.02%
Investment securities (2)	383,950	4,812	1.68	373,150	4,908	1.76
Other interest-earning assets	183,416	963	0.70	279,549	765	0.37
Total interest-earning assets	1,889,717	53,576	3.79	1,976,637	55,336	3.74
Other assets	47,780			69,423
Total assets	$1,937,497			$2,046,060

Liabilities and shareholders' equity
Interest-bearing demand deposits	$124,652	$113	0.12%	$125,598	$117	0.12%
Money market accounts	431,802	439	0.14	418,973	608	0.19
Savings accounts	39,941	30	0.10	38,850	34	0.12
Time deposits	488,066	2,238	0.61	638,739	3,652	0.76
Total interest-bearing deposits	1,084,461	2,820	0.35	1,222,160	4,411	0.48
Other borrowings	83,987	675	1.07	72,491	667	1.23
Subordinated debentures	46,393	1,669	4.80	79,618	4,245	7.11
Total interest-bearing liabilities	1,214,841	5,164	0.57	1,374,269	9,323	0.91
Noninterest-bearing demand deposits	443,520			409,393
Other liabilities	10,898			11,047
Shareholders' equity	268,238			251,351
Total liabilities and shareholders' equity	$1,937,497			$2,046,060

Net interest income and interest rate spread		$48,412	3.22%		$46,013	2.83%
Net interest margin (3)			3.43%			3.11%
Ratio of average interest-earning assets
to average interest-bearing liabilities	155.55%			143.83%

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3) Net interest margin = annualized net interest income / average interest-earning assets

Compared to the nine months ended September 30, 2013, the nine months ended September 30, 2014 yields on our interest-earning assets increased 5 basis points, while the rates paid on our interest-bearing liabilities decreased 34 basis points, resulting in an increase in the interest rate spread to 3.22%.  During the same periods, annualized net interest margin was 3.43% and 3.11%, respectively, and the ratio of average interest-earning assets to average interest-bearing liabilities increased to 155.55% from 143.83%.

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

	For the nine months ended September 30,
	2014 vs. 2013
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate
Interest earned on:
Loans receivable (1)	$(1,862)	$(525)	$(1,337)
Investment securities (1)	(96)	139	(235)
Other interest-earning assets	198	(329)	527
Total interest income	(1,760)	(715)	(1,045)

Interest paid on:
Interest-bearing demand	(4)	(1)	(3)
Money market accounts	(169)	18	(187)
Savings accounts	(4)	1	(5)
Time deposits	(1,414)	(772)	(642)
Other borrowings	8	98	(90)
Subordinated debentures	(2,576)	(1,448)	(1,128)
Total interest expense	(4,159)	(2,104)	(2,055)

Net interest income	$2,399	$1,389	$1,010

(1) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis, because it is not considered material.

Noninterest Income

	For the nine months
	ended September 30,
(Dollars in thousands)	2014	2013	$ Change	% Change
Noninterest income:
Other service charges	$6,821	$7,123	$(302)	(4.24)%
Other fees	875	733	142	19.37
Other noninterest income	448	455	(7)	(1.54)
Gain on sale of branches, net	4,378	-	4,378	100.00
Gain on sale/call of investment securities	764	-	764	100.00
Gain on sales of mortgage loans:
One-to-four family residential	1,069	2,231	(1,162)	(52.08)
All other loan sales	-	33	(33)	(100.00)
Total noninterest income	$14,355	$10,575	$3,780	35.74%

Other service charges decreased primarily due to a decrease in commercial and overdraft charges.

Other fees increased due to an increase in loan servicing fees and a decrease in the amortization of mortgage servicing rights.

Other noninterest income decreased primarily as a result of a legal settlement received in the third quarter or 2013, offset in part by interest rate swap fee revenue from the customer risk management swaps, which began in the second quarter of 2014.

Gain on sale of branches consisted of $4.4 million recognized as the pre-tax net gain on sales of the community bank branches in the second quarter of 2014. See “Note 2: Disposals” for more details.

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

Noninterest Expense

	For the nine months
	ended September 30,
(Dollars in thousands)	2014	2013	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$24,402	$23,820	$582	2.44%
Occupancy	8,164	7,974	190	2.38
FDIC and other insurance	1,010	1,304	(294)	(22.55)
Other real estate (net)	359	(1,428)	1,787	(125.14)
Unfunded loan commitment reserve	(230)	442	(672)	(152.04)
Other general and administrative	9,092	8,134	958	11.78
Total noninterest expense	$42,797	$40,246	$2,551	6.34%

The number of full-time equivalent employees decreased from 402 at the beginning of the year to 351 as of September 30, 2014, which includes the impact from the branch sales in Kansas. As of September 30, 2013, the number of full-time equivalent employees was 407. The increase in personnel expense from prior year is primarily the result of restructuring costs and increased employee benefit expense.

Our financial institution subsidiaries pay deposit insurance premiums to the FDIC based on assessment rates.  The decrease from prior year is primarily the result of the decrease in assets, which is the basis for the premium calculation, and a decrease in the assessment rates, which is due to improvements in asset quality and other factors.

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

Our income tax expense was $9.1 million for the first nine months of 2014 compared to $6.4 million for the first nine months of 2013, an increase  $2.7 million, or 42%.  The increase in the income tax expense is the result of increased pretax income and fluctuations in permanent book/tax differences.  The effective tax rate for the first nine months of 2014 was 37.50%.

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

Bank SNB also carries interest-bearing demand notes issued by the U.S. Treasury in connection with the Treasury Tax and Loan note program.  There was no outstanding balance of those notes at September 30, 2014.  Bank SNB has approved federal funds purchase lines totaling $140.0 million with four banks.  There was no outstanding balance on these lines at September 30, 2014.  Bank SNB is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program.  Collateral under this program consists of pledged selected commercial and industrial loans.  Currently the collateral allows Bank SNB to borrow up to $64 million.  As of September 30, 2014, no borrowings were made through the BIC program.  In addition, Bank SNB has available a $327 million line of credit from the FHLB.  Borrowings under the FHLB lines are secured by investment securities and loans.  At September 30, 2014, Bank SNB’s FHLB line of credit had an outstanding balance of $25.0 million.

(See also “Deposits and Other Borrowings” on page 34 for funds available and “Note 10: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements for a discussion of our funds management unit.)

Bank SNB sells securities under agreements to repurchase with Bank SNB retaining custody of the collateral.  Collateral consists of U.S. government agency obligations, which are designated as pledged with Bank SNB’s safekeeping agent.  These transactions are for one to four day periods.  Outstanding balances under this program were $50.9 million and $55.6 million as of September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014, $240.1 million of the total carrying value of investment securities of $359.0 million were pledged as collateral to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.  Any amount over pledged can be released at any time.

During the first nine months of 2014, no category of short-term borrowings had an average balance that exceeded 30% of ending shareholders’ equity.

During the first nine months of 2014, cash and cash equivalents decreased by $149.7 million, or 54%, to $130.1 million.  This decrease was the net result of cash used in investing activities of $199.9 million (primarily from an increase in net loans originated, net cash outflows from the sale of bank branches, and purchases of available for sale securities offset by repayments of securities), cash provided by financing activities of $30.7 million (primarily from net increases in deposits offset in part by a decrease in other borrowings and purchases of treasury stock),  and offset in part by cash provided by operating activities of $19.4 million.

CAPITAL REQUIREMENTS

Financial holding companies are required to maintain capital ratios set by the FRB in its Risk-Based Capital Guidelines.  At September 30, 2014, we exceeded all applicable capital requirements, having a total risk-based capital ratio of 21.34%, a Tier I risk-based capital ratio of 20.05%, and a Tier 1 leverage ratio of 16.86%.  As of September 30, 2014, Bank SNB met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest or Bank SNB by bank regulators.

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

Estimated Changes in Net Interest Income

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp

September 30, 2014	8.99%	4.80%	0.69%
December 31, 2013	6.25%	2.99%	(0.03)%

The current overnight rate as established by the Federal Open Market Committee is in the 0% to 0.25% range.  We believe that all down rate scenarios are impractical since they would result in an overnight rate of less than 0%.  As a result, the down 100 bp, down 200 bp and down 300 bp scenarios have been excluded. When compared to December 31, 2013, net interest income improved in each of the three rising interest rate scenarios. Our greatest exposure to changes in interest rate is in the +300 bp scenario with an increase in net interest income of 8.99% on September 30, 2014, a 2.74%  increase from the December 31, 2013 level of 6.25%.   Bank SNB is in compliance with all policy limits established for net interest income at risk.

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

Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

September 30, 2014	(0.32)%	(0.88)%	(2.99)%
December 31, 2013	(6.69)%	(4.63)%	(2.91)%

As of September 30, 2014 the economic value of equity measure improved  in two of the three rising interest rate scenarios when compared to the December 31, 2013 percentages.  Our largest economic value of equity exposure is the +300 bp scenario.  The +300 bp scenario was (0.32%) on September 30, 2014, a 6.37%  improvement over the December 31, 2013 value of (6.69%).   Bank SNB is in compliance with all policy limits established for the economic value of equity.

*   *   *   *   *   *   *

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014.  Our Chief Executive Officer and Chief Financial Officer participated in the evaluation.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

No changes occurred during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1:  Legal proceedings

On March 18, 2011, an action entitled Ubaldi, et al. v SLM Corporation (“Sallie Mae”), et al., Case No. 3:11-cv-01320 EDL (the “Ubaldi Case”) was filed in the U.S. District Court for the Northern District of California as a putative class action with respect to certain loans that the plaintiffs claim were made by Sallie Mae.   The loans in question were made by various banks, including Bank SNB, and sold to Sallie Mae.  Plaintiff claims that Sallie Mae entered into arrangements with chartered banks in order to evade California law and that Sallie Mae is the de facto lender on the loans in question and, as the lender on such loan, Sallie Mae charged interest and late fees that violates California usury law and the California Business and Professions Code.  Sallie Mae has denied all claims asserted against it and has stated that it intends to vigorously defend the action.  On March 26, 2014, the Court denied the plaintiff’s request to certify the class; however, the Court permitted the plaintiff to amend its filing to redefine the class.  Plaintiffs filed a renewed motion on June 23, 2014. A hearing on Plaintiffs’ renewed motion for class certification was held on October 14, 2014, at which the court requested additional briefing to be completed by October 28, 2014.  No ruling has been issued to date.

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

Item 1A:  Risk Factors

There were no material changes in risk factors during the first nine months of 2014 from those disclosed in our Form 10-K for the year ended December 31, 2013.

Item 2:  Unregistered sales of equity securities and use of proceeds

On August 14, 2014, our Board authorized the repurchase of up to 5.0% or 990,000 shares, of our common stock. The share repurchases are expected to be made primarily on the open market from time to time until August 14, 2015.  Repurchases under the program are available at the discretion of management based upon market, business, legal, and other factors.

The table below sets forth information regarding the Company's repurchases of its common stock during the three months ended September 30, 2014.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
August 14, 2014 to August 31, 2014	35,300	$16.35	35,300	954,700
September 1, 2014 to September 30, 2014	187,705	16.52	187,705	766,995
Total	223,005	$16.49	223,005

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

SOUTHWEST BANCORP, INC.

(Registrant)

By: /s/ Mark W. Funke	November 4, 2014
Mark W. Funke President and Chief Executive Officer (Principal Executive Officer)	Date

By: /s/ Joe T. Shockley, Jr.	November 4, 2014
Joe T. Shockley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date