Form 10-K
period 2014-12-31
SOUTHWEST BANCORP INC
filed 2015-03-10
CIK 914374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Large Accelerated filer [  ]        Accelerated filer [X]    Non-accelerated filer [  ]Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] YES   [X] NO

The registrant's Common Stock is traded on the NASDAQ Global Select Market under the symbol OKSB.  The aggregate market value of approximately 18,955,726 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2014, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $323.4  million based on the closing sales price of $17.06 per share of the registrant's Common Stock on that date.  Solely for purposes of this calculation, it is assumed that directors, officers, and 5% stockholders of the registrant (other than institutional investors) are affiliates.

As of the close of business on March 10,  2015, 19,042,409 shares of the registrant's Common Stock were outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Shareholders, to be held on April 22, 2015, are incorporated by reference into Part III of this Form 10-K to the extent described therein.

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

We are required under generally accepted accounting principles to evaluate subsequent events and their impact, if any, on our financial statements as of December 31, 2014 through the date our financial statements are filed with the SEC.  The December 31, 2014 financial statements included in this release will be adjusted if necessary to properly reflect the impact of subsequent events on estimates used to prepare those statements.

PART i

ITEM 1.  BUSINESS

Business

General

We are a financial holding company headquartered in Stillwater, Oklahoma for our banking subsidiary, Bank SNB, a state-chartered member bank.  We were organized in 1981 as the holding company for Bank SNB, which was chartered in 1894.  We are registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended by the Financial Services Modernization Act or Gramm-Leach-Bliley Act (the "Holding Company Act").  As a financial holding company, we are subject to supervision and regulation by the Federal Reserve. Bank SNB’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum extent permitted by law.

Effective October 1, 2014, Bank SNB converted from a national association to an Oklahoma state-chartered member bank.    As a result, Bank SNB is no longer regulated by the Office of the Comptroller of the Currency, but is now regulated by the Oklahoma State Banking Department and the Federal Reserve Bank.

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

Our commercial lending services include (i) commercial real estate loans, (ii) working capital loans, (iii) construction loans, (iv) loans to small businesses, (v) loans for equipment and general business expansion, (vi) loans to energy companies based on proved producing reserves and (vii) loans to a broad variety of healthcare providers, business, and related concerns.  Consumer lending services include (i) residential real estate loans and mortgage banking services, and (ii) personal lines of credit, (iii) loans for the purchase of automobiles, and (iv) other installment loans.  We also offer deposit and personal banking services, including (i) commercial deposit services, commercial checking, money market, and other deposit accounts, and (ii) retail deposit services such as certificates of deposit, money market accounts, checking accounts, negotiable order of withdrawal (“NOW”) accounts, savings accounts, and automatic teller machine (“ATM”) access.  Bank SNB offers personal brokerage services through a relationship with an independent institution.

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

Strategic Focus

Our bank has and will continue to position itself for future growth.  We seek to produce consistent and sustainable revenue growth by enhancing, clarifying, and expanding our geographic markets and increasing and diversifying our revenue base. This consists of, but is not limited to: building out existing markets with robust and profitable growth potential; expanding our professional team; identifying, targeting, and acquiring earning assets under appropriate risk guidelines; and continuing to source, evaluate, and execute acquisitions of other financial institutions.

We also seek to provide customers with exceptional service while, at the same time, improving operating efficiency. Over many years, we have refined our approach to customer service by listening to our customers’ needs and desires.  We actively seek to make the customer experience consistent over time and across all of our locations.  We improve operating efficiency by focusing on internal policy, process and procedure, along with technology, with the goal of continuous improvement while providing an exceptional experience to our clients.  We build close relationships with businesses and their principals,  business professionals and individuals by providing personalized financial solutions that give them more control over their financial futures. We also apply a philosophy of continuous improvement to internal and external information reporting to improve our decision making processes and product delivery.

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

Banking Segments – Our banking segments include Oklahoma Banking, which includes the Stillwater division, the Central Oklahoma division based in Oklahoma City, and the Tulsa division; Texas Banking, which includes the Dallas division, the Fort Worth division, the Austin division, and the San Antonio division; and Kansas Banking, which includes the Wichita division and the Hutchinson division.  Emphasizing both commercial and consumer lending, the Stillwater division and Hutchinson divisions serve their respective markets as full-service community banks.  The other seven divisions pursue a more focused marketing strategy, targeting managers, professionals, and businesses for lending, and offering more specialized services.  All of the regional divisions focus on commercial and consumer financial services to local businesses and their senior employees and to other managers and professionals living and working in our market areas.  We originate and produce mortgages in our Stillwater, Oklahoma City, Tulsa, and Wichita divisions. Mortgage operations are managed through our home office located in Stillwater, Oklahoma.  We originate conventional, jumbo, Federal Housing Administration ("FHA"), Veterans' Administration ("VA"), and other types of first mortgage loans for sale to the Federal National Mortgage Association (“FNMA”) or private investors.  Servicing on these loans may be released or retained in connection with the sale.

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

Banking Offices and Geographic Markets

As of December 31, 2014, Bank SNB, had twenty-one full-service banking offices primarily located along the heavily populated areas on the I-35 corridor through Texas, Oklahoma, and Kansas: five located in Stillwater, Oklahoma, four located in the Oklahoma City, Oklahoma metropolitan area, two each located in the Tulsa, Oklahoma and Dallas, Texas metropolitan areas, two each located in Hutchinson, Kansas and in Wichita, Kansas and, one each in Chickasha, Oklahoma, Austin, Texas, San Antonio, Texas, and Tilden, Texas.

On November 19, 2014, we welcomed five established bankers from the Fort Worth, Texas area, and announced the filing of an application for a full-service branch in Fort Worth, Texas, which was approved and the branch formally opened on January 9, 2015.

On January 29, 2015, our San Antonio Pyramid location received branch approval and will formally open in the second quarter of 2015.

We focus our efforts on markets with characteristics that will allow us to capitalize on our strengths and to continue establishing new offices in those markets.  We extend loans  beyond Oklahoma, Texas, and Kansas, to borrowers in other states.    We consider acquisitions of other financial institutions and other companies as opportunities become available.

Employees

Another major component of our strategy is to be an employer of choice in our markets. We aim to employ talented and devoted people who embrace our vision and feel invested in our success.  As of December 31, 2014, we employed 359  persons on a full-time equivalent basis, including executive officers, loan and other banking officers, branch personnel, and others.  None of our employees or any of our consolidated subsidiary employees are represented by a union or covered under a collective bargaining agreement.  Our management considers our employee relations to be excellent.

Competition

We encounter competition in seeking deposits and in obtaining loan, cash management, investment, and other customers.  The level of competition for deposits is high.  Our principal competitors for deposits are other financial institutions, including national banks, state banks, federal savings banks, and credit unions.  Competition among these institutions is based primarily on interest rates and other terms offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities.  Additional competition for depositors' funds comes from U.S. Government securities, private issuers of debt obligations, and suppliers of other investment alternatives for depositors, such as securities firms.  Competition from credit unions has intensified as historic federal limits on membership have been relaxed.  Because federal law subsidizes credit unions by giving them a general exemption from federal income taxes, credit unions have a significant cost advantage over national banks, federal savings banks, and state banks, which are fully subject to federal income taxes.  Credit unions may use this advantage to offer rates that are more competitive than those offered by national banks, federal savings banks, and state banks.

We also compete in our lending activities with other financial institutions such as securities firms, insurance companies, credit unions, small loan companies, finance companies, mortgage companies, real estate investment trusts, and other sources of funds.  The level of competition for loans is high.  Many of our nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks.  As a result, such nonbank competitors have advantages over us in providing certain services. A number of the financial institutions with which we compete in lending, deposit, investment, cash management, and other activities are larger than us or have a significantly larger market share.  Our Texas and Kansas divisions compete for loans, deposits, and other services against local and nationally based financial institutions, many of which have much larger market shares and widespread office networks.  In recent years, competition has increased in our Oklahoma market areas as new entrants and existing competitors have sought to more aggressively expand their loan and deposit market shares.

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

Supervision and Regulation

We are a financial holding company under the Holding Company Act and are regulated by the Federal Reserve.  Our banking subsidiary, Bank SNB, is an Oklahoma state banking corporation and is subject to regulation, supervision, and examination by the Oklahoma State Banking Department and the Federal Reserve.  This regulation is intended primarily for the protection of depositors, the deposit insurance fund, and the banking system as a whole, and not for the protection of our shareholders.  For ease of reference, the term “banks” is used below to include national and federal savings banks and state banks, unless otherwise indicated.  The term “commercial banks” includes national and state banks but excludes federal savings associations or federal savings banks.

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

The Federal Reserve also has the power to order a bank holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any banking subsidiary of that bank holding company.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”) – The Dodd-Frank Act, enacted in July 2010, made significant changes in laws regarding the structure of banking regulation, the powers of the Federal Reserve and other federal and state banking regulators, deposit insurance assessments, the handling of troubled institutions, regulatory capital calculations, reporting and governance obligations of public companies, and many other provisions affecting supervision of banks, bank holding companies, and other financial services organizations.  Among other things, the Dodd-Frank Act:

•

Created the Consumer Financial Protection Bureau (“CFPB”), whose regulations may adversely affect the business operations of financial institutions offering consumer financial products or services, including us. Although the CFPB has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the CFPB may also apply to Bank SNB through the adoption of similar policies by the Federal Reserve, FDIC and state banking regulators.

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

Source of Strength Doctrine – Federal Reserve policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks and does not permit a bank holding company to conduct its operations in an unsafe or unsound manner.  Under this "source of strength doctrine," a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks.  Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment of deposits and to certain other indebtedness of such subsidiary banks.  The Holding Company Act provides that, in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.  Furthermore, the Federal Reserve has the right to order a bank holding company to terminate any activity that the Federal Reserve believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank. The Dodd-Frank Act codified the "source of strength doctrine."

State Member Bank Regulation – As an Oklahoma-chartered bank that is a member of the Federal Reserve System, Bank SNB is subject to the primary supervision of the Oklahoma State Banking Department and the Federal Reserve.  Prior regulatory approval is required for Bank SNB to establish or relocate a branch office or to engage in any merger, consolidation, or significant purchase or sale of assets.

The Oklahoma State Banking Department and the Federal Reserve regularly examine the operations and condition of Bank SNB, including, but not limited to, its capital adequacy, loans, allowance for loan losses, investments, liquidity, interest rate risk, and management practices.  In addition, Bank SNB is required to furnish quarterly and annual reports to the Federal Reserve.  Oklahoma State Banking Department and the Federal Reserve enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a state member bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

Dividend Restrictions – Dividends from Bank SNB constitute the principal source of our cash revenues.  The payment of dividends by Bank SNB is subject to regulatory restrictions.   Bank SNB is subject to legal and regulatory limitations on the amount of dividends that it may pay without prior approval of the Oklahoma State Banking Department and the Federal Reserve.  Under these regulations, the total amount of dividends that may be paid in any calendar year by Bank SNB to us without regulatory approval is limited to the current year’s net profits, combined with the retained net profits of the preceding two years.  In addition, Bank SNB is prohibited by federal statute from paying dividends or making any other capital distribution that would cause Bank SNB to fail to meet its regulatory capital requirements or when the payment of dividends would be an unsafe and unsound banking practice.

Limits on Loans to One Borrower – As an Oklahoma state-chartered bank, Bank SNB, is subject to limits on the amount of loans it can make to one borrower.  With certain limited exceptions, loans and extensions of credit from Oklahoma state-chartered banks outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 30% of the capital of the bank.  An Oklahoma state-chartered bank may lend an additional amount if the loan is fully secured by certain types of collateral, like bonds or notes of the United States.  Certain types of loans are exempted from the lending limits, including loans secured by segregated in-bank deposits.

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

Real Estate Lending Guidelines – Under federal and state banking regulations, banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit secured by liens or interests in real estate or that are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards; prudent underwriting standards, including loan-to-value limits, that are clear and measurable; loan administration procedures; and documentation, approval, and reporting requirements.  A bank’s real estate lending policy must reflect consideration of the Guidelines for Real Estate Lending Policies (the "Guidelines") adopted by the federal banking regulators.  The Guidelines, among other things, call for internal loan-to-value limits for real estate loans that are not in excess of the limits specified in the Guidelines.  The Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

Federal Deposit Insurance – Bank SNB pays deposit insurance premiums to the FDIC.  For additional information, see “Management’s Discussion and Analysis – FDIC and other insurance” on page 34 of this report.

Regulatory Capital Requirements – The Federal Reserve, the Oklahoma State Banking Department, and the FDIC have established guidelines for maintenance of appropriate levels of capital by bank holding companies and banks, respectively.  The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total average assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

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

The risk-based capital rules require bank holding companies and banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk.  The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement.  Core capital consists primarily of common stockholders' equity, and subject to certain limitations, qualifying perpetual preferred stock, trust preferred securities, minority interests in the equity accounts of consolidated subsidiaries, and deferred tax assets, less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships.  Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases, and the amount of perpetual preferred stock and trust preferred securities that does not qualify as Tier 1 capital, long-term preferred stock with an original maturity of at least 20 years from issuance, hybrid capital instruments, including perpetual debt and mandatory convertible securities, subordinated debt, intermediate-term preferred stock, and up to 45% of pre-tax net unrealized gains on available for sale equity securities.

The Dodd-Frank Act includes certain provisions concerning the components of regulatory capital.  Certain of these provisions are intended to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital.  Under these provisions, trust preferred securities issued before May 19, 2010 by a company, such as us, with total consolidated assets of less than $15 billion, are eligible to be treated as regulatory capital, but any such securities issued after May 19, 2010 are not eligible to be treated as regulatory capital.

The risk-based capital regulations, effective during 2014, assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor.  The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50%, and 100%.  These computations result in the total risk-weighted assets.  The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital.  For the purpose of calculating these ratios: (i) supplementary capital is limited to no more than 100% of core capital; and (ii) the aggregate amount of certain types of supplementary capital is limited.  In addition, the risk-based capital regulations limit the allowance for loan losses that may be included in capital to 1.25% of total risk-weighted assets.

The federal and state banking regulatory agencies have established a joint policy regarding the evaluation of banks' capital adequacy for interest rate risk.  Under the policy, the assessment of a bank's capital adequacy includes an assessment of exposure to adverse changes in interest rates.  Management believes our interest rate risk management systems and our capital relative to our interest rate risk are adequate.

Federal and state banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk.  Bank SNB did not have any trading assets or liabilities during 2014, 2013, or 2012 and was not required to maintain such supplemental capital.

The federal and state banking regulators have established regulations that classify banks by capital levels and provide for various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards.  Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, and a leverage ratio of 5% or more.  An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating.  A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels.  A bank that falls within any of these three undercapitalized categories is subject to severe regulatory sanctions.  As of December 31, 2014, Bank SNB was well-capitalized as defined in applicable banking regulations.  For information regarding Bank SNB’s compliance with its regulatory capital requirements, see “Management's Discussion and Analysis – Capital Resources” on page 43 of this report and in the Notes to the Consolidated Financial Statements in this report, “Note 15  Capital Requirements and Regulatory Matters”.

Basel III – United States banking regulators are members of the Basel Committee on Banking Supervision.  This committee issues accords, which include capital guidelines for use by regulators in individual countries, generally referred to as Basel I (1988), Basel II (2004), and Basel III (2011).  U.S. banking agencies have published the final proposed rules to implement Basel III in the United States (the “Basel III Capital Rules”), which are effective for us January 1, 2015 (subject to a phase-in period for certain provisions).  The Basel III Capital Rules introduce a comprehensive new regulatory framework for U.S. banking organizations, which is consistent with international standards.  The implementation of Basel III is intended to help ensure that banks of all sizes maintain strong capital positions to keep them viable during times of financial stress and severe economic downturns.

The Basel III Capital Rules, among other things, introduce a new capital measure called “Common Equity Tier 1” (“CET1”), specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expand the scope of the deductions/adjustments as compared to existing regulations.

Under the Basel III Capital Rules, the initial minimum capital ratios that became effective on January 1, 2015 are as follows:

•	4.5% CET1 to risk weighted assets
•	6.0% Tier 1 capital to risk weighted assets
•	8.0% Total capital to risk weighted assets
•	4.0% Tier 1 capital to average quarterly assets

When fully phased in on January 1, 2019, the Basel III Capital Rules will require us to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a “capital conservation buffer” equal to 2.5% of total risk-weighted assets (the “Capital Buffer”), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the Capital Buffer, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the Capital Buffer and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average quarterly assets.  The Capital Buffer will be tested on a quarterly basis.  Our ability to pay dividends, discretionary bonuses, or repurchase stock will be restricted unless we maintain the Capital Buffer.

The Basel III Capital Rules also prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the four Basel I-derived categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets and resulting in higher risk weights for a variety of asset categories. Specific changes to the rules impacting our determination of risk-weighted assets include, a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans, and a 150% risk weight to exposures that are 90 days past due.

Banks with under $250 billion in assets are given a one-time, opt-out election under the Basel III Capital Rules to filter from regulatory capital certain accumulated other comprehensive income (“AOCI”) components.  Without this election, a bank must reflect unrealized gains and losses on “available for sale” securities in regulatory capital.  This AOCI opt-out election must be made on a bank’s first regulatory report filed after January 1, 2015.  We intend to timely make this AOCI opt-out election.

Management believes that, as of December 31, 2014,  we would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements had been in effect.

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

Supervision and Regulation of Mortgage Banking Operations – Bank SNB’s mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development, FHA, VA, and FNMA with respect to originating, processing, selling, and servicing mortgage loans.  Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts.  Lenders such as Bank SNB are required to submit financial statements to FNMA, FHA, and VA annually.  Each regulatory entity has its own financial requirements.  Lenders’ affairs are also subject to examination by the Federal Reserve, FNMA, FHA, and VA at all times to assure compliance with the applicable regulations, policies, and procedures.  Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Fair Housing Act, Home Mortgage Disclosure Act, Fair Credit Reporting Act, the National Flood Insurance Act, and the Real Estate Settlement Procedures Act, and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs.  Bank SNB mortgage banking operations are also affected by various state and local laws and regulations and the requirements of various private mortgage investors.

Community Reinvestment – Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community.  However, institutions are rated on their performance in meeting the needs of their communities.  Performance is tested in three areas: (a) lending, to evaluate the institution’s record of making loans in its assessment areas; (b) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (c) service, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.  The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches, and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, bank and bank holding company acquisition, and savings and loan holding company acquisitions.  The CRA also requires that all institutions make public disclosure of their CRA ratings.  Our banking subsidiary was assigned a “satisfactory” rating as a result of its last CRA examination.

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

Our commercial and commercial real estate lending operations are concentrated in the metropolitan areas of Oklahoma City, Stillwater, Edmond, and Tulsa, Oklahoma; Dallas, Austin, San Antonio, and Fort Worth,  Texas; and Hutchinson and Wichita Kansas.  Our success depends in part upon economic conditions in these markets.  Adverse changes in economic conditions in these markets could reduce our growth in loans and deposits, impair our ability to collect our loans, increase our problem loans and charge-offs and otherwise negatively affect our performance and financial condition.

Adverse changes in healthcare-related businesses could lead to slower loan growth and higher levels of problem loans and charge-offs.

We have approximately $413.8 million in loans to individuals and businesses involved in the healthcare industry, including business and personal loans to physicians, dentists, and other healthcare professionals, and loans to for-profit hospitals, nursing homes, suppliers and other healthcare-related businesses, representing approximately 30% of total loans outstanding as of December 31, 2014.  Our strategy calls for continued commitment to healthcare lending.  This concentration exposes us to the risk that adverse developments in the healthcare industry could hurt our profitability and financial condition as a result of increased levels of nonperforming loans and charge-offs and reduced loan demand and deposit growth.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Educations Reconciliations Act of 2010, is expected to have effects on the provision of healthcare in the United States.  We have assessed its potential outcome on the market for healthcare and our services for the healthcare industry, and believe it is too early to conclude the entire impact on them. However, some trends are emerging. We are beginning to see an evolution that favors larger healthcare providers, which is driving many strategic mergers and acquisitions. Also, reimbursement and service provider margins continue to be pressed. The law is complex and implementation requires the adoption of significant regulations.  As a result, the new laws could have adverse effects on the growth and profitability of our healthcare business.

Our market areas are dependent on, and we have credit exposure to, the oil and gas industry.

The economy in a large portion of our market areas is dependent on the oil and gas industry. Many of our customers provide transportation and other services and products that support oil and gas exploration and production activities. Additionally, we are a lender in the energy sector.  As of December 31, 2014, we had $74.4 million in loans to borrowers in the oil and gas industry, representing approximately 5% of our total loans outstanding as of that date. As of December 31, 2014, the price per barrel of crude oil was approximately $53 compared to approximately $98 as of December 31, 2013.  While many of our customers have hedges in place through 2016, if oil prices remain at these low levels for an extended period, we could experience weaker energy loan demand and increased losses within our energy portfolio.  Furthermore, a prolonged period of low oil prices could have a negative impact on the economies of energy-dominant states such as Oklahoma and Texas.  As a result, a prolonged period of low oil prices could have an adverse effect on our business, financial condition and results of operation.

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

Our information systems may experience an interruption or breach in security.

We rely heavily on communications, information systems, and the internet to conduct our business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. We have taken steps designed to improve the security of our networks and computer systems and our physical space. Despite these defensive measures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The potential consequences of a material cybersecurity incident include damage to our reputation, loss of customer business, and additional regulatory scrutiny or civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Government regulation significantly affects our business.

The banking industry is heavily regulated.  Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders.  Bank SNB is subject to regulation and supervision by the Oklahoma State Banking Department and the Federal Reserve.    We are subject to regulation and supervision by the Board of Governors of the Federal Reserve System.  The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies, and leasing companies.

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

The FDIC insures deposits at insured financial institutions up to certain limits.  The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund.  Economic conditions in the past have contributed to bank failures.  The FDIC may increase our deposit insurance costs by increasing regular assessment rates and levying special assessments, which may in the future significantly and adversely affect our net income.

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

Among other things, the Dodd-Frank Act eliminated the prohibition of paying interest on commercial demand deposits, which may increase our funding costs, and limits the use of new trust preferred securities as regulatory capital.  In addition, the Dodd-Frank Act created the Consumer Financial Protection Bureau, whose regulations may adversely affect our business operations.  Although the Consumer Financial Protection Bureau has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the Bureau may also apply to us through the adoption of similar policies by the Federal Reserve.

Significant elements of the Dodd-Frank Act have been implemented, but implementation of other elements of the Dodd-Frank Act requires additional regulations, some of which have not yet been established.

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

We are and will continue to be dependent upon the services of our executive management team.  In addition, we will continue to depend on our ability to retain and recruit key commercial bankers.  The unexpected loss of services of any key management personnel or the inability to recruit and retain qualified personnel in the future could have an adverse effect on our business and financial condition.

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

The overall market and the price of our common stock may continue to fluctuate as a result of a variety of factors, many of which are beyond our control.  These factors include, in addition to those described in the Risk Factors:

•	Actual or anticipated quarterly fluctuations in our operating results and financial condition;
•	Changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;
•	Speculation in the press or investment community generally or relating to our reputation or the financial services industry;
•	The size of the public float of our common stock;
•	Repurchases by us under our stock repurchase program;
•	Strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions, or financings;
•	Fluctuations in the stock price and operating results of our competitors;
•	Future sales of our equity or equity-related securities;
•	Proposed or adopted regulatory changes or developments;
•	Unknown, anticipated or pending investigations, proceedings, or litigation that involve or affect us;
•	Domestic and international economic factors unrelated to our performance; and
•	General market conditions and, in particular, developments related to market conditions for the financial services industry.

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

Future issuances or sales of our common stock or other securities may dilute the value of our common stock.

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

In January 2014, our board of directors reinstated quarterly common stock dividends with their approval of a quarterly cash dividend of $0.04 per share. This is the first time dividends on our common stock have been declared since 2009. In January 2015, our board of directors increased our quarterly cash dividend from $0.04 per share to $0.06 per share.

Our ability to pay dividends to our shareholders depends on our receipt of dividends from Bank SNB.  The amount of dividends Bank SNB may pay to us is limited by state and federal laws and regulations.    We also may decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business. For information regarding our ability to pay dividends, see the Notes to the Consolidated Financial Statements in this report, “Note 15 Capital Requirements and Regulatory Matters”.

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

ITEM 1B.  UNRESOLVED STAFF COMMMENTS

NONE.

ITEM 2.  Properties

The locations of Southwest and its banking subsidiary are shown below:

Southwest Bancorp, Inc. Location Corporate Headquarters
608 S. Main Street P.O. Box 1988 www.oksb.com	Stillwater, Oklahoma 74076	405-742-1800

Bank SNB Locations

Corporate Headquarters and Branch 608 S. Main Street P.O. Box 1988 www.banksnb.com	Stillwater, Oklahoma 74076	405-372-2230

Drive-in Facility and Branch 308 S. Main Street P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2230

Operations Center 1624 Cimarron Plaza P.O. Box 1988	Stillwater, Oklahoma 74076	405-372-2230

19th & Sangre Branch 1908 S. Sangre P.O. Box 1988	Stillwater, Oklahoma 74074	405-372-2230

OSU Campus Branch 1102 W. Hall of Fame Avenue P.O. Box 1988 OSU-Student Union Branch Student Union, Room 056 P.O. Box 1988	Stillwater, Oklahoma 74076 Stillwater, Oklahoma 74076	405-372-2230 405-744-5962

Waterford Branch 6301 Waterford Boulevard Suite 101 & 102	Oklahoma City, Oklahoma 73118	405-427-4000

South OKC Branch 8101 S. Walker Avenue Suite B OUHSC-OKC Branch 1106 N. Stonewall	Oklahoma City, Oklahoma 73139 Oklahoma City, Oklahoma 73117	405-427-4000 405-271-3113

Edmond Branch 1440 S. Bryant Avenue	Edmond, Oklahoma 73034	405-427-4000

Chickasha Branch 500 W. Grand Avenue	Chickasha, Oklahoma 73018	405-427-3100

Tulsa Utica Branch 1500 S. Utica Avenue P.O. Box 521500	Tulsa, Oklahoma 74152	918-523-3600

Tulsa 61st Branch 2431 E. 61st Suite 170 P.O. Box 521500	Tulsa, Oklahoma 74152	918-523-3600
Tilden Branch 205 Elm Street P.O. Box 299	Tilden, Texas 78072	361-274-3391

Frisco Branch 5300 Town and Country Boulevard Suite 100	Frisco, Texas 75034	972-624-2900

Preston Center Branch 5950 Berkshire Lane Suite 150 and 350	Dallas, Texas 75225	972-624-2900

Austin Branch 3900 N. Capital of Texas HWY Suite 100 Fort Worth Branch 301 Commerce Street Suite 3100*	Austin, Texas 78746 Fort Worth, Texas 76102	512-314-6700 972-624-2924
San Antonio Medical Hill Branch 9324 Huebner Road San Antonio Pyramid Branch 601 N.W. Loop 410 Suite 230**	San Antonio, Texas 78240 San Antonio, Texas 78216	210-442-6100 210-442-6100

Hutchinson Branch

100 East 30th Avenue

P.O. Box 1707

South Hutchinson Branch

524 N. Main Street

P.O. Box 1707

Wichita – East Branch

8415 E. 21st Street North

Suite 150

Wichita – West Branch

10111 W. 21st Street North

	Hutchinson, Kansas 67502 South Hutchinson, Kansas 67505 Wichita, Kansas 67206 Wichita, Kansas 67205	620-728-3000 620-728-3000 316-315-1600 316-315-1600

* This property became a branch as of January 9, 2015

** This property received approval to become a branch as of January 29, 2015. It will formally open in the second quarter of 2015.

ITEM 3.  LEGAL PROCEEDINGS

On March 18, 2011, an action entitled Ubaldi, et al. v SLM Corporation (“Sallie Mae”), et al., Case No. 3:11-cv-01320 EDL (the “Ubaldi Case”) was filed in the U.S. District Court for the Northern District of California as a putative class action with respect to certain loans that the plaintiffs claim were made by Sallie Mae.   The loans in question were made by various banks, including Bank SNB, and sold to Sallie Mae.  Plaintiff claims that Sallie Mae entered into arrangements with chartered banks in order to evade California law and that Sallie Mae is the de facto lender on the loans in question and, as the lender on such loan, Sallie Mae charged interest and late fees that violates California usury law and the California Business and Professions Code. Sallie Mae has denied all claims asserted against it and has stated that it intends to vigorously defend the action.  On March 26, 2014, the Court denied the plaintiff’s request to certify the class; however, the Court permitted the plaintiff to amend its filing to redefine the class.  Plaintiffs filed a renewed motion on June 23, 2014.  On December 19, 2014, the Court issued a decision on the renewed motion, certifying a class with respect to claims of improper late fees, but denying class certification with respect to plaintiffs’ usury claims.   Plaintiffs thereafter filed a motion seeking leave to amend their complaint to add additional parties, which Sallie Mae has opposed.

Bank SNB is not specifically named in the action.  However, in the first quarter of 2014, Sallie Mae provided Bank SNB with a notice of claims that have been asserted against Sallie Mae in the Ubaldi Case (the “Notice”).  Sallie Mae asserts in the Notice that Bank SNB may have indemnification and/or repurchase obligations pursuant to the ExportSS Agreement dated July 1, 2002 between Sallie Mae and Bank SNB, pursuant to which the loans in question were made by Bank SNB.  Bank SNB has substantial defenses with respect to any claim for indemnification or repurchase ultimately made by Sallie Mae, if any, and intends to vigorously defend against any such claims.

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
Computershare Investor Services, LLC
2 North LaSalle St.
Chicago, IL 60602

Recent Stock Prices, Dividends, and Equity Compensation Plan Information

Our board of directors decides whether or not to pay dividends on common stock, and the amount of any such dividends, each quarter.  In making its decisions on dividends, the board of directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.  Our ability to pay dividends depends upon regulatory approval and cash resources, which include dividend payments from Bank SNB.  For information regarding the ability of Bank SNB to pay dividends to us and the restrictions on bank dividends under federal banking laws, see “Note 15 Capital Requirements & Regulatory Matters” in the Notes to the Consolidated Financial Statements, “Dividend Restrictions” on page 45 of this report, and “Risk Factors” on page 12 of this report.

As shown on the table below, common shareholders received quarterly cash dividends of $0.04 per share in 2014 and no cash dividends in 2013.  In January 2015, our board of directors approved an increase in the quarterly common stock dividends from $0.04 to $0.06 per share.

As of March 2, 2015, there were approximately 400 holders of record of our common stock.  The following table sets forth the common stock dividends declared for each quarter during 2014 and 2013, and the range of high and low closing trade prices for the common stock for those periods.

	2014			2013
			Dividend			Dividend
	High	Low	Declared	High	Low	Declared
For the Quarter Ending:
March 31	$18.77	$15.84	$0.04	$13.48	$11.41	$-
June 30	18.49	15.70	0.04	14.22	11.82	-
September 30	17.89	14.97	0.04	16.18	13.36	-
December 31	18.37	16.01	0.04	17.21	14.11	-

On August 14, 2014, our board of directors authorized the repurchase of up to 5.0% or 990,000 shares, of our common stock. The share repurchases are expected to be made primarily on the open market from time to time until August 14, 2015.  Repurchases under the program are available at the discretion of management based upon market, business, legal, and other factors.

The table below sets forth information regarding the Company's repurchases of its common stock during the three months ended December 31, 2014.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2014 to October 31, 2014	115,013	$16.55	115,013	$651,982
November 1, 2014 to November 30, 2014	124,400	17.26	124,400	527,582
December 1, 2014 to December 31, 2014	155,400	16.55	155,400	372,182
Total	394,813	$16.78	394,813

Stock Performance

The following table compares the cumulative total return on a hypothetical investment of $100 in our common stock at the closing price on December 31, 2009 through December 31, 2014, with the hypothetical cumulative total return on the NASDAQ Stock Market Index (U.S. Companies) and the NASDAQ Bank Index for the comparable period.

Total Return Performance
Southwest Bancorp, Inc.
NASDAQ Bank Index
NASDAQ Total U.S.
Index Value
275
250
225
200
175
150
125
100
75
50
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

	Period ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Southwest Bancorp, Inc.	100.00	178.67	85.88	161.38	229.39	252.51
NASDAQ Bank Index	100.00	114.16	102.17	121.26	171.86	180.31
NASDAQ Total U.S.	100.00	118.15	117.22	138.02	193.47	222.16

Equity Compensation Plan Information

The following table presents disclosure regarding equity compensation plans in existence at December 31, 2014, consisting of our 2008 Stock Based Award Plan, which was approved by our shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Plan approved by shareholders	0	N/A	373,411
Total	0	N/A	373,411

ITEM 6.  Selected Financial Data

The following table presents our selected consolidated financial data for each of the five years in the period ended December 31, 2014.  The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements, including the accompanying Notes to the Consolidated Financial Statements, presented elsewhere in this report.

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Operations Data
Interest income	$71,792	$73,914	$93,171	$120,745	$142,807
Interest expense	6,788	11,264	16,608	24,413	35,476
Net interest income	65,004	62,650	76,563	96,332	107,331
Provision for loan losses (1)	(6,624)	(7,209)	3,107	132,101	35,560
Gain on sales of mortgage loans and securities, net	3,433	2,649	3,970	1,658	5,397
Gain on sale of bank branches, net	4,378	-	-	-	-
Noninterest income	11,120	10,994	11,966	12,360	13,167
Noninterest expense (1) (2)	56,912	55,311	63,322	90,201	69,230
Income (loss) before taxes	33,647	28,191	26,070	(111,952)	21,105
Taxes on income	12,617	10,756	9,883	(43,657)	9,738
Net income (loss)	$21,030	$17,435	$16,187	$(68,295)	$11,367

Net income (loss) available
to common shareholders	$21,030	$17,435	$12,446	$(72,548)	$7,180

Dividends
Preferred stock - declared and paid (3)	$-	$-	$4,405	$1,750	$3,500
Preferred stock - in arrears	-	-	-	1,772	-
Common stock - declared and paid	3,131	-	-	-	-
Ratio of total dividends to net income (loss)	14.89%	-%	13.56%	(5.16)%	30.79%
Per Common Share Data
Basic earnings	$1.07	$0.89	$0.64	$(3.73)	$0.40
Diluted earnings	1.07	0.89	0.64	(3.73)	0.40
Cash dividends	0.16	-	-	-	-
Book value (4)	14.11	13.13	12.60	11.99	15.68
Weighted average common shares outstanding:
Basic, net of unvested restricted stock	19,416,582	19,516,776	19,374,098	19,414,231	17,848,610
Diluted, net of unvested restricted stock	19,559,459	19,604,245	19,416,090	19,433,883	17,894,011
Financial Condition Data (4)
Investment securities	$365,593	$394,199	$377,112	$275,352	$262,525
Portfolio loans (5)	1,398,506	1,267,843	1,347,053	1,724,793	2,384,921
Loans held for sale (5)	1,485	3,060	31,682	38,695	35,194
Total loans (5) (6)	1,399,991	1,270,903	1,378,735	1,763,488	2,420,115
Interest-earning assets	1,894,259	1,925,019	2,007,412	2,248,936	2,723,658
Total assets	1,942,034	1,981,423	2,122,255	2,377,276	2,814,944
Interest-bearing deposits	1,037,871	1,139,290	1,285,570	1,520,397	1,875,546
Total deposits	1,533,999	1,584,086	1,709,578	1,921,382	2,252,728
Other borrowings	79,380	80,632	70,362	56,479	94,602
Subordinated debentures	46,393	46,393	81,963	81,963	81,963
Total shareholders' equity (7)	270,786	259,187	246,056	301,589	372,215
Common shareholders' equity	270,786	259,187	246,056	233,134	304,491
Financial Ratios
Return on average assets	1.09%	0.86%	0.72%	(2.54)%	0.38%
Return on average total shareholders' equity	7.82	6.90	5.71	(18.33)	3.16
Return on average common equity	7.82	6.90	5.14	(23.83)	2.46
Net interest margin	3.45	3.19	3.64	3.74	3.67
Efficiency ratio (8)	67.80	72.50	68.46	81.74	54.99
Average assets per employee (9)	$5,381	$5,048	$5,317	$6,185	$6,942

Selected Financial Data (Continued)

	At December 31,
(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Asset Quality
Net loan charge-offs (4)	$1,587	$2,846	$1,073	$152,646	$32,744
Net loan charge-offs to average portfolio loans	0.12%	0.22%	0.07%	7.01%	1.29%
Allowance for loan losses (4)	$28,452	$36,663	$46,718	$44,684	$65,229
Allowance for loan losses to portfolio loans	2.03%	2.89%	3.47%	2.59%	2.74%
Nonperforming loans (4) (10)	$9,413	$19,872	$41,989	$20,677	$117,889
Nonperforming loans to portfolio loans	0.67%	1.57%	3.12%	1.20%	4.94%
Allowance for loan losses to nonperforming loans	302.26	184.50	111.26	216.10	55.33
Nonperforming assets (4) (11)	$12,510	$22,526	$56,947	$45,050	$159,798
Nonperforming assets to portfolio loans and
other real estate	0.89%	1.77%	4.18%	2.58%	6.58%
Capital Ratios
Average shareholders' equity to average assets
Total	13.93%	12.45%	12.64%	13.84%	11.99%
Common	13.93	12.45	10.80	11.31	9.74
Tier I capital to risk-weighted assets (4) (12)	19.70	20.28	20.28	19.51	17.78
Total capital to risk-weighted assets (4) (12)	20.96	21.59	21.56	20.78	19.06
Leverage ratio (12)	16.45	14.86	15.01	14.50	15.55

 (1)  Provision for loan losses includes $74.9 million and noninterest expense includes $23.6 million from the sales of loans and other real estate transactions that occurred in December 2011.

(2)  Noninterest expense for 2010 includes the $5.6 million goodwill impairment on the Kansas segment.

(3)  Preferred stock - declared and paid includes a one-time non-cash equity charge of $1.2 million for 2012 to reflect the accelerated accretion of the remaining discount on the Series B Preferred securities repurchased in August of 2012.  Please see “Note 13 Shareholders’ Equity” in the Notes to the Consolidated Financial Statements.

(4)  At period end.

(5)  Net of unearned discounts but before deduction of allowance for loan losses.

(6)  Total loans include loans held for sale.

(7)  Reflects the repurchase of preferred securities in 2012 and the issuance of common stock through an offering in 2010.  Please see “Capital Resources” on page 43 and “Note 13 Shareholders’ Equity” in the Notes to the Consolidated Financial Statements.

(8)  The efficiency ratio = noninterest expenses / (net interest income + total noninterest income) as shown on the Consolidated Statements of Operations.

(9)  Ratio = average assets for year divided by the number of full-time equivalent employees at year-end.

(10)  Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more, and restructured loans not performing in accordance with restructured terms.

(11)  Nonperforming assets consist of nonperforming loans and other real estate.

(12)  2010 reflects the effects of capital raised through the public common stock offering.  Please see “Note 13 Shareholders’ Equity” and “Note 15 Capital Requirements and Regulatory Matters” in the Notes to the Consolidated Financial Statements.

(1)

	For the Quarter Ended
(Dollars in thousands, except per share data)	12-31-14	09-30-14	06-30-14	03-31-14
Operations Data
Interest income	$18,216	$17,491	$18,285	$17,800
Interest expense	1,624	1,654	1,711	1,799
Net interest income	16,592	15,837	16,574	16,001
Provision for loan losses	(2,386)	(2,897)	(355)	(986)
Gain on sale of bank branches, net	-	-	4,378	-
Gain on sales of securities and mortgage loans	1,600	382	1,092	359
Noninterest income	2,976	2,702	2,776	2,666
Noninterest expenses	14,115	13,358	15,332	14,107
Income before taxes	9,439	8,460	9,843	5,905
Taxes on income	3,540	3,172	3,691	2,214
Net income	$5,899	$5,288	$6,152	$3,691
Per Share Data
Basic earnings per common share	$0.30	$0.27	$0.31	$0.19
Diluted earnings per common share	0.30	0.27	0.31	0.19
Cash dividends	0.04	0.04	0.04	0.04
Weighted average common shares outstanding
Basic	19,107,103	19,477,161	19,520,967	19,526,351
Diluted	19,280,311	19,634,690	19,664,838	19,675,563

(2)

	For the Quarter Ended
(Dollars in thousands, except per share data)	12-31-13	09-30-13	06-30-13	03-31-13
Operations Data
Interest income	$18,578	$18,135	$18,264	$18,937
Interest expense	1,941	2,862	3,130	3,331
Net interest income	16,637	15,273	15,134	15,606
Provision for loan losses	(6,502)	(329)	(876)	498
Gain on sales of securities and loans	385	619	831	814
Noninterest income	2,683	2,928	2,660	2,723
Noninterest expenses	15,065	13,019	12,839	14,388
Income before taxes	11,142	6,130	6,662	4,257
Taxes on income	4,310	2,330	2,248	1,868
Net income	$6,832	$3,800	$4,414	$2,389
Per Share Data
Basic earnings per common share	$0.35	$0.19	$0.22	$0.12
Diluted earnings per common share	0.35	0.19	0.22	0.12
Weighted average common shares outstanding
Basic	19,517,264	19,492,171	19,492,020	19,451,490
Diluted	19,662,589	19,603,862	19,600,754	19,461,406

item 7.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The purpose of this discussion and analysis is to provide an understanding of our financial results and condition through the eyes of management for the year ended December 31, 2014. This report should be read in conjunction with our Consolidated Financial Statements including the notes thereto, and the other financial information appearing elsewhere in this report.

Executive Summary

We are a financial holding company for Bank SNB, an Oklahoma state banking corporation, which has been providing banking services since 1894. Through Bank SNB, we have twenty-one full-service banking offices primarily located along the heavily populated areas on the I-35 corridor through Texas, Oklahoma, and Kansas.  We focus on providing customers with exceptional service and meeting all of their banking needs by offering a wide variety of commercial and consumer banking services, including commercial and consumer lending, deposit and investment services, specialized cash management, and other financial services and products.

On November 19, 2014, Bank SNB welcomed five established bankers from the Fort Worth, Texas area, and announced the filing of an application for a full-service branch in Fort Worth, Texas, which was approved and the branch formally opened on January 9, 2015.

On January 29, 2015, our San Antonio Pyramid location received branch approval and will formally open in the second quarter of 2015.

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

We also seek to provide customers with exceptional service while, at the same time, improving operating efficiency. Over many years, we have refined our approach to customer service by listening to our customers’ needs and desires.  We actively seek to make the customer experience consistent over time and across all of our locations.  We improve operating efficiency by focusing on internal policy, process and procedure, along with technology, with the goal of continuous improvement while providing an exceptional experience to our clients.  We build close relationships with businesses and their principals, business professionals and individuals by providing personalized financial solutions that give them more control over their financial futures. We also apply a philosophy of continuous improvement to internal and external information reporting to improve our decision making processes and product delivery.

Another major component of our strategy is to be an employer of choice in our markets. We aim to employ talented and devoted people who embrace our vision and feel invested in our success.  As of December 31, 2014, we employed 359 people on a full-time equivalent basis, including executive officers, loan and other banking officers, branch personnel, and others.

Industry Focus

Our area of expertise focuses on the special financial needs of healthcare and health professionals, commercial real estate borrowers, businesses and their managers and owners, commercial lending, and energy banking. The healthcare and real estate industries make up the majority of our loan and deposit portfolio.

Our tactical focus on healthcare lending was established in 1974. We provide credit and other services, such as deposits, cash management, and document imaging for physicians and other healthcare practitioners to start or develop their practices and finance the development and purchase of medical offices, clinics, surgical care centers, hospitals, and similar facilities. As of December 31, 2014, approximately  30% of our loans were loans to individuals and businesses in the healthcare industry.  We conduct regular market reviews of current and potential healthcare lending business and make determinations with respect to the appropriate concentrations within healthcare based upon economic and regulatory conditions.

As of December 31, 2014, approximately  67% of our loan portfolio was concentrated in commercial real estate. We expect that the real estate recovery should continue to improve in 2015 as the market has progressed further through the economic and real estate cycles. Job growth, solid corporate profits, and recovery in the housing market are all positives for the real estate industry. Conversely, the unemployment rate, uncertainty over government regulation and fiscal policy, and a concern about the rising cost of debt capital are all industry risk factors.

As of December 31, 2014, approximately 5% of our loan portfolio was concentrated in energy banking. As of December 31, 2014, the price per barrel of crude oil was approximately $53 compared to approximately $98 as of December 31, 2013.  While many of our customers have hedges in place through 2016, if oil prices remain at these low levels for an extended period, we could experience weaker energy loan demand and increased losses within our energy portfolio.  Furthermore, a prolonged period of low oil prices could have a negative impact on the economies of energy-dominant states such as Oklahoma and Texas.  As a result, a prolonged period of low oil prices could have an adverse effect on our business, financial condition and results of operation.

Economic Overview

In 2014, the United States economy continued to improve, and is now seven years into a recovery.  National unemployment rates have improved from 6.7% in December of 2013 to 5.6% in December of 2014.  Job growth was strong, with 2014 being the best year since 1999, with more than 2.95 million jobs created.  Many economists expect 2015 to be similarly strong, and gross domestic product growth is expected to accelerate in 2015 to near 3%.  Continued growth will be driven by improving personal spending and labor markets, low cost manufacturing, and increasing productivity.  Downside risks to economic growth include low levels of wage growth, and a weakening global economy.  Regionally, the impact of lower oil prices is expected to have a negative impact on the labor market and weigh on regional economic growth; however strength in the broader U.S. economy is expected to buffer some of the negative impact. Wage growth remains modest and further improvement is needed to support further growth in spending and improvement in the housing market.  Rate hikes by the Federal Reserve are expected in 2015, but are likely to be gradual.  Still, the Federal Reserve’s tightening of monetary policy historically increases the uncertainty of economic and financial market growth.

During 2014, the banking industry made meaningful advances in repositioning for revenue growth amidst compliance and efficiency challenges, which should lead to better results as the economy improves and there are higher interest rates in 2015. Bank consolidation will continue due to high banking regulation costs. Loan demand grew across the United States in 2014 and is expected to grow 4-5% in 2015.  Deposits declined during 2014 due to large liquidity holders not getting the yield they were seeking at banks.  Also, the low interest rate environment has forced declining margins in the banking system.  In 2015, The Federal Reserve’s raising short-term interest rates will taper deposit growth. Mortgage lending is expected to remain depressed as the mortgage business has seen lower re-financing numbers and the threat of higher rates in the future could impact earnings negatively.  Credit quality improved across all sectors causing banks to release reserves, thus pushing earnings up during 2014.

Significant Developments

On January 16, 2014, we announced the sales of three of our Kansas branches, which were successfully completed in the second quarter of 2014 and resulted in a $4.4 million pre-tax net gain. These sales included the sale of $27.9 million in loans and $130.6 million in deposits. Please see “Note 2 Operating Disposals” for more detail.

Effective October 1, 2014, Bank SNB converted from a national association to an Oklahoma state-chartered member bank.

On August 14, 2014, our board of directors authorized the repurchase of up to 5.0%, or 990,000 shares, of our common stock. The share repurchases are expected to be made primarily on the open market from time to time until August 14, 2015, or earlier termination of the repurchase program by the board of directors.  Repurchases under the program are available at the discretion of management based upon market, business, legal, and other factors.  During 2014, we repurchased 617,818 shares for a total of $10.3 million in Treasury stock.  On February 24, 2015, our board of directors authorized a second share repurchase program, authorizing the repurchase of up to another 5.0%, or approximately 950,000 shares of our common stock, effective upon the earlier of (i) the date we complete the repurchase of all of the shares we are authorized to repurchase under the current program, and (ii) August 14, 2015.

On November 19, 2014, we welcomed five established bankers from the Fort Worth, Texas area, and announced the filing of an application for a full-service branch in Fort Worth, Texas, which was approved and the branch formally opened on January 9, 2015.

On January 29, 2015, our San Antonio Pyramid location received branch approval and will formally open in the second quarter of 2015.

Results of Operations

Net income available to common shareholders totaled $21.0 million, or $1.07  diluted per common share, in 2014 compared to $17.4 million, or $0.89 diluted per common share, in 2013 and $12.4 million, or $0.64  diluted per common share, in 2012.

The following table presents components of consolidated net income and selected ratios for the years 2014, 2013, and 2012 and the annual changes between those years.

		2014 Change		2013 Change
(Dollars in thousands,	2014	From 2013	2013	From 2012	2012
except per share data)
Operations Data
Interest income	$71,792	$(2,122)	$73,914	$(19,257)	$93,171
Interest expense	6,788	(4,476)	11,264	(5,344)	16,608
Net interest income	65,004	2,354	62,650	(13,913)	76,563
Provision for loan losses	(6,624)	585	(7,209)	(10,316)	3,107
Noninterest income	18,931	5,288	13,643	(2,293)	15,936
Noninterest expense	56,912	1,601	55,311	(8,011)	63,322
Income before taxes	33,647	5,456	28,191	2,121	26,070
Taxes on income	12,617	1,861	10,756	873	9,883
Net income	$21,030	$3,595	$17,435	$1,248	$16,187
Net income available
to common shareholders	$21,030	$3,595	$17,435	$4,989	$12,446

Per Common Share Data
Basic earnings	$1.07	$0.18	$0.89	$0.25	$0.64
Diluted earnings	1.07	0.18	0.89	0.25	0.64
Financial Condition Data
- Averages
Investment securities	$379,924	$2,464	$377,460	$27,439	$350,021
Total loans	1,334,323	19,322	1,315,001	(252,317)	1,567,318
Interest-earning assets	1,884,810	(80,591)	1,965,401	(139,416)	2,104,817
Total assets	1,931,704	(97,562)	2,029,266	(214,480)	2,243,746
Interest-bearing deposits	1,073,601	(126,493)	1,200,094	(174,892)	1,374,986
Total deposits	1,522,653	(97,788)	1,620,441	(150,636)	1,771,077
Other borrowings	82,965	8,850	74,115	12,293	61,822
Subordinated debentures	46,393	(24,850)	71,243	(10,720)	81,963
Total shareholders' equity	269,081	16,539	252,542	(30,974)	283,516
Selected Ratios
Return on average assets	1.09%	0.23%	0.86%	0.14%	0.72%
Return on average total
shareholders' equity	7.82	0.91	6.90	1.19	5.71
Return on average common equity	7.82	0.91	6.90	1.77	5.14
Net interest margin	3.45	0.26	3.19	(0.45)	3.64

Net income available to common shareholders for 2014 increased $3.6 million compared to 2013.  The increase was primarily the result of a $2.4 million increase in net interest income, primarily driven by lower interest expense on deposits and a reduction in interest expense due to the redemption of the 10.5% Trust Preferred Securities in third quarter of 2013. Also, a $5.3 million increase in noninterest income, primarily resulting from the pre-tax net gain on sale of community bank branches, offset in part by a $1.6 million increase in noninterest expense due to decreased gains recognized on sales of other real estate properties, and includes decreased write downs on other real estate properties, and a $0.6 million decrease in the negative provision for loan losses.

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

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets.  Net interest income is our largest source of revenue representing 77% of total revenue in 2014.  Net interest margin is net interest income as a percentage of average earning assets for the period.  Net interest income and net interest margin increase or decrease as a result of changes in the levels of interest rates, the volume and the mix of earning assets and interest-bearing liabilities, and the percentage of interest-earning assets funded by noninterest-bearing funding sources.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions.  Our loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit, has been at 3.25% since 2008.  Our loan portfolio is also affected, to a lesser extent, by changes in the London Interbank Offered Rate (“LIBOR”).  At December 31, 2014, the one-month and three-month U.S. dollar LIBOR rates were 0.17% and 0.26%, respectively, while at December 31, 2013 these rates were 0.17% and 0.25%, respectively, and at December 31, 2012 these rates were 0.21% and 0.31%, respectively.

The intended federal funds rate, which is the cost of immediately available overnight funds, fluctuates in a similar manner to the prime interest rate.  It has been at or below 0.25% since 2008.

Net interest income for 2014 was $65.0 million, an increase of $2.3 million, or 4%, from the $62.7 million earned in 2013.  Net interest margin was 3.45% for the year ended December 31, 2014, an increase of 26 basis points from 2013.  Included in interest income for 2014 was $0.8 million due to accelerated discount accretion attributable to the sale of loans covered by the loss share agreement and $0.8 million due to interest recovery on nonaccrual loans.    Net interest income for 2013 was $62.7 million, a decrease of $13.9 million, or 18%, from the $76.6 million earned in 2012. Net interest margin was 3.19% for the year ended December 31, 2013, a decrease of 45 basis points from 2012. The yield on loans decreased to 4.81% for 2014 from 5.03% for 2013 primarily as a result of loans re-pricing at lower rates, offset in part by a decrease in nonaccrual loans.

Interest rate spread, which represents the difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities, was 3.25% for 2014, compared to 2.92% for 2013, and 3.34% for 2012.

We have seen growth in noninterest-bearing deposit accounts, which are a core funding source together with our interest-bearing deposits and qualified other borrowings.  The average balance of noninterest-bearing deposit accounts increased to $449.1 million in 2014 from $420.3 million in 2013 and $396.1 million in 2012.

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

Consolidated Average Balances, Yields and Rates

	For the twelve months ended December 31,
	2014			2013			2012
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans (1) (2)	$1,334,323	$64,224	4.81%	$1,315,100	$66,162	5.03%	$1,567,318	$84,602	5.40%
Investment securities	379,924	6,318	1.66	377,460	6,655	1.76	350,021	7,814	2.23
Other interest-earning assets	170,563	1,250	0.73	272,940	1,097	0.40	187,478	755	0.40
Total interest-earning assets	1,884,810	71,792	3.81	1,965,401	73,914	3.76	2,104,817	93,171	4.43
Other assets	46,894			63,865			138,929
Total assets	$1,931,704			$2,029,266			$2,243,746

Liabilities and shareholders' equity
Interest-bearing demand deposits	$121,976	$146	0.12%	$122,106	$148	0.12%	$114,974	$219	0.19%
Money market accounts	440,658	620	0.14	420,767	790	0.19	381,292	1,077	0.28
Savings accounts	38,147	38	0.10	39,397	44	0.11	35,741	53	0.15
Time deposits	472,820	2,851	0.60	617,824	4,577	0.74	842,979	8,354	0.99
Total interest-bearing deposits	1,073,601	3,655	0.34	1,200,094	5,559	0.46	1,374,986	9,703	0.71
Other borrowings	82,965	900	1.08	74,115	892	1.20	61,822	895	1.45
Subordinated debentures	46,393	2,233	4.81	71,243	4,813	6.76	81,963	6,010	7.33
Total interest-bearing liabilities	1,202,959	6,788	0.56	1,345,452	11,264	0.84	1,518,771	16,608	1.09
Noninterest-bearing demand deposits	449,052			420,347			396,091
Other liabilities	10,612			10,925			45,368
Shareholders' equity	269,081			252,542			283,516
Total liabilities and shareholders' equity	$1,931,704			$2,029,266			$2,243,746

Net interest income and interest rate spread		$65,004	3.25%		$62,650	2.92%		$76,563	3.34%
Net interest margin (3)			3.45%			3.19%			3.64%
Ratio of average interest-earning assets
to average interest-bearing liabilities	156.68%			146.08%			138.59%

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

Effect of Volume and Rate Changes on Net Interest Income

(Dollars in thousands)	2014 vs. 2013			2013 vs. 2012
	Increase	Due to Change		Increase	Due to Change
	Or	In Average:		Or	In Average:
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest earned on:
Loans receivable (1) (2)	$(1,938)	$281	$(2,219)	$(18,440)	$(13,096)	$(5,344)
Investment securities (2)	(337)	42	(379)	(1,159)	578	(1,737)
Other interest-earning assets	153	(516)	669	342	343	(1)
Total interest income	(2,122)	(193)	(1,929)	(19,257)	(12,175)	(7,082)

Interest paid on:
Interest-bearing demand	(2)	-	(2)	(71)	13	(84)
Money market accounts	(170)	36	(206)	(287)	103	(390)
Savings accounts	(6)	(1)	(5)	(9)	5	(14)
Time deposits	(1,726)	(966)	(760)	(3,777)	(1,956)	(1,821)
Other borrowings	8	101	(93)	(3)	162	(165)
Subordinated debentures	(2,580)	(1,414)	(1,166)	(1,197)	(747)	(450)
Total interest expense	(4,476)	(2,244)	(2,232)	(5,344)	(2,421)	(2,923)

Net interest income	$2,354	$2,051	$303	$(13,913)	$(9,754)	$(4,159)

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

Net charge-offs were $1.6  million for the year ended December 31, 2014, $2.8 million for the year ended December 31, 2013, and $1.1 million for the year ended December 31, 2012. The provisions for loan losses was a credit of ($6.6) million for the year ended December 31, 2014,  a credit of ($7.2) million for the year ended December 31, 2013, and $3.1 million for the year ended December 31, 2012.  Our credit provision for loan losses was due to improved asset quality and recoveries. For the year ended December 31, 2014, recoveries were $5.3 million and for the year ended December 31, 2013, recoveries were $7.2 million.

See the section captioned “Allowance for Loan Losses” on page 41 of this report for further analysis of the provision for loss losses.

Noninterest Income

Noninterest income was $18.9 million for 2014, an increase of $5.3 million, or 39%, from 2013.  Noninterest income was $13.6 million for 2013, a decrease of $2.3 million, or 14%, when compared with 2012.

		2014 Change		2013 Change
(Dollars in thousands)	2014	From 2013	2013	From 2012	2012
Service charges and fees	$10,222	$(269)	$10,491	$(1,068)	$11,559
Other noninterest income	898	395	503	96	407
Gain on sale of bank branches, net	4,378	4,378	-	-	-
Gain on sales of loans	1,549	(1,100)	2,649	(484)	3,133
Gain on sales/calls of investment securities	1,884	1,884	-	(837)	837
Total noninterest income	$18,931	$5,288	$13,643	$(2,293)	$15,936

Service charges and fees – Service charges and fees decreased $0.3 million, or 3%, in 2014 as a result of decreased overdraft service charges.  Service charges and fees decreased $1.1 million, or 9%, in 2013 as a result of decreased brokerage fees.

Other noninterest income – Other noninterest income includes rent income and other miscellaneous income items.  Other noninterest income increased primarily from interest rate swap fee revenue from the customer risk management swaps, which began in the second quarter of 2014.

Gain on sale of bank branches – Gain on sale of bank branches consisted of $4.4 million recognized as the pre-tax net gain on sales of the community bank branches in the second quarter of 2014.

Gain on sales of loans – Gain on sales of loans includes the net gains recognized from the sale of mortgage loans that are classified as held for sale.  For 2014 and 2013,  the decrease relates to a decrease in mortgage lending activity during the year.

Gain on sales/calls of investment securities  – The gain on sales or calls of investment securities was the result of the sale of a private equity investment and the sale of a stock investment acquired in a prior year repossession in 2014, netted to no gains in 2013, and was primarily the result of the sale of a single security held at cost in 2012.

Noninterest Expense

Noninterest expense was $56.9 million for 2014, an increase of $1.6 million, or 3%, from 2013.  Noninterest expense was $55.3 million for 2013, a decrease of $8.0 million, or 13%, from 2012.

		2014 Change		2013 Change
(Dollars in thousands)	2014	From 2013	2013	From 2012	2012
Salaries and employee benefits	$31,830	$(47)	$31,877	$1,958	$29,919
Occupancy	9,193	79	9,114	4	9,110
Data processing	1,776	111	1,665	194	1,471
FDIC and other insurance	1,305	(459)	1,764	(767)	2,531
Other real estate, net	594	1,692	(1,098)	(7,663)	6,565
General and administrative	12,214	225	11,989	(1,737)	13,726
Total noninterest expense	$56,912	$1,601	$55,311	$(8,011)	$63,322

Salaries and employee benefits – Salaries and employee benefits remained flat for 2014.  Salaries and employee benefits increased $2.0 million, or 7% for 2013 primarily due to an increase in employee benefits costs and incentives.  The number of full-time equivalent employees decreased from 402 at the beginning of the year to 359 as of December 31, 2014.  The number of full-time equivalent employees decreased from 422 at the beginning of the year to 402 as of December 31, 2013.

Occupancy – Occupancy expense increased $0.1 million, or 1%, in 2014 primarily due to building maintenance/repairs expense.  Occupancy expense remained flat in 2013.

Data processing – Data processing increased $0.1 million, or 7%, in 2014 and increased $0.2 million, or 13%, in 2013. The increase in both years is due to an increase in data processing expenses.

FDIC and other insurance –  Bank SNB pays deposit insurance premiums to the FDIC based on assessment rates.  In 2014, the decrease of $0.5 million, or 26%, from prior year is primarily the result of improved credit quality and the fee savings associated with the change from a national association to a state-chartered member bank. In 2013, the decrease of $0.8 million, or 30%, from prior year is primarily the result of the decrease in assets, which is the basis for the premium calculation, and the decrease in the assessment rates.   This decrease in the FDIC assessment rates reflects improvement in asset quality for both 2014 and 2013.

Other real estate, net – The increase of $1.7 million, or 154%, in other real estate expense for 2014 is primarily due to the decreased net gains on sales offset in part by decreased write-downs.  The decrease of $7.7 million, of 117%, in other real estate expense for 2013 is primarily due to the decreased write downs and net gains on sales.  Other real estate was $3.1 million at December 31, 2014, $2.7 million at December 31, 2013, and $15.0 million at December 31, 2012.

General and administrative – Other general and administrative expenses increased $0.2 million, or 2%, in 2014 due to increased legal and consulting fees partially offset by decreased expenses due to the 2013 charter consolidation and rebranding.  Other general and administrative expenses decreased $1.7 million, or 13%, in 2013 due to lower consulting fees and legal fees, partially offset by charter consolidation and rebranding expenses.

Operating Segments

	For the Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Oklahoma banking	$11,517	$8,754	$9,808
Texas banking	6,896	10,615	5,484
Kansas banking	1,784	646	660
Mortgage banking	405	579	1,062
Other operations	428	(3,159)	(827)
Consolidated net income	$21,030	$17,435	$16,187

Oklahoma banking	$772,710	$681,991	$652,121
Texas banking	460,680	366,697	520,481
Kansas banking	146,043	198,992	174,451
Mortgage banking	20,552	23,215	31,682
Other operations	6	8	-
Consolidated total loans	$1,399,991	$1,270,903	$1,378,735

Oklahoma banking	$781,647	$686,736	$664,607
Texas banking	458,489	361,058	515,675
Kansas banking	147,256	203,631	178,291
Mortgage banking	24,057	26,162	34,304
Other operations	530,585	703,836	729,378
Consolidated total assets	$1,942,034	$1,981,423	$2,122,255

Oklahoma banking	$1,109,613	$1,113,715	$1,254,348
Texas banking	224,634	207,227	166,919
Kansas banking	110,901	247,884	270,368
Mortgage banking	3,864	1,895	2,420
Other operations	84,987	13,365	15,523
Consolidated total deposits	$1,533,999	$1,584,086	$1,709,578

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

The contribution of the Oklahoma Banking segment increased $2.8 million in 2014 as a result of a $3.4 million increase in net interest income and a $2.1 million decrease in the provision for loan losses, offset in part by a $1.1 million increase in noninterest expense and a $1.5 million increase in income tax expense.  The contribution of the Oklahoma Banking segment decreased $1.1 million in 2013 as a result of an $3.2 million decrease in net interest income and a $0.8 million decrease in noninterest income, offset in part by a $1.4 million decrease in noninterest expense, a $0.9 million decrease in the provision for loan losses and a $0.6 million decrease in income tax expense.

The contribution of the Texas Banking segment decreased $3.7 million in 2014 as a result of a $2.8 million increase in the provision for loan losses and a $3.9 million increase in noninterest expense, offset in part by a $0.2 million increase in net interest income, a $2.4 million decrease in income tax expense, and a $0.3 million increase in noninterest income.  The contribution of the Texas Banking segment increased $5.1 million in 2013 as a result of a $11.8 million decrease in the provision for loan losses and a $3.4 million decrease in noninterest expense, offset in part by a $6.2 million decrease in net interest income, a $3.2 million increase in income tax expense, and a $0.5 million decrease in noninterest income.

The contribution of the Kansas Banking segment increased $1.1 million in 2014, primarily as a result of a $3.3 million decrease in noninterest expense, offset in party by a $0.4 million decrease in noninterest income and a $1.1 million decrease in net interest income.  The contribution of the Kansas Banking segment remained flat in 2013, primarily as a result of a $2.3 million increase in the provision for loan losses and a $0.5 million decrease in noninterest income, offset in part by a $1.9 million decrease in noninterest expense and a $0.9 million increase in net interest income.

At December 31, 2014, our twelve Oklahoma offices accounted for $772.7 million in loans, or 55% of total portfolio loans, our five Texas offices accounted for $460.7 million in loans, or 33% of total portfolio loans, and our four Kansas offices accounted for $146.0 million in loans, or 10% of total portfolio loans.

The Mortgage Banking segment contributed net income of $0.4 million and $0.6 million in 2014 and 2013, respectively.  The decrease is primarily a result of decreased noninterest income from the sales of loans held for sale.

For 2014 and 2013, the Other Operations segment, which includes our funds management unit and corporate investments, incurred a gain of $0.4 million and loss of $3.2 million, respectively.  The increase is primarily a result of increased net interest income. The value of funds provided and cost of funds borrowed from the funds management unit by the operating segments are internally priced at rates that approximate market rates for funds with similar duration.

The Oklahoma Banking, Texas Banking, and Kansas Banking segments provide the majority of consolidated net interest income and net earnings, and for the year ended December 31, 2014 accounted for approximately $1.4 billion, or 71%, of total assets.

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

Taxes on Income

The income tax expense for 2014 totaled $12.6 million, compared to income tax expense of $10.8 million for 2013 and income tax expense for 2012 of $9.9  million.  The income tax expense fluctuates in relation to pre-tax income levels.  The effective tax rate for the year ended December 31, 2014 was 37.5%, compared to 38.2% for the year ended December 31, 2013 and 37.9% for the year ended December 31, 2012.  Our effective tax rate differs from the statutory rates primarily due to our investments in bank qualified municipal securities offset in part by certain non-deductible expense items.

Total Assets

Our total assets decreased by $39.4 million, or 2%, to $1.9 billion at December 31, 2014, compared to $2.0 billion at December 31, 2013 after decreasing by $140.8 million, or 7%, between December 31, 2012 and December 31, 2013.  The decline in assets in 2014 was primarily attributable to the $138.9 million, or 50% decrease in cash and cash equivalents, primarily due to the sale of our Kansas community bank branches, a $28.6 million, or 7%, decrease in securities, a  $6.5 million, or 17%, decrease in other assets, a $2.2 million, or 11%, decrease in premises and equipment, and a $0.6 million, or 11%, decrease in accrued interest receivable, offset in part by the $129.1 million, or 10%, increase in total loans, a $0.8 million, or 100%, increase in non-hedge derivative asset, and a $0.4 million or 17% increase in other real estate properties.  The decline in assets in 2013 was primarily attributable to the $107.8 million, or 7%, decrease in total loans, a $24.5 million, or 100% decrease in income tax receivable, a $12.3 million or 82% decrease in other real estate properties, and the $13.3 million, or 26%, decrease in other assets, offset in part by the increase in our investment securities portfolio by $17.1 million, or 5%.

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

Investment securities assigned to the available for sale portfolio are generally used to supplement our liquidity, provide a prudent yield, and provide collateral for public deposits and other borrowing facilities.  Unrealized net gains and losses on available for sale securities are recorded as an adjustment to equity, net of taxes, but are not reflected in our current earnings.  If management determines that any impairment in any available for sale security is “other-than-temporary,” a securities loss will be recognized as a charge to earnings.  If a security is sold, any gain or loss is recorded as a credit or charge to earnings and the equity adjustment is reversed.  At December 31, 2014, we held $353.2 million in securities classified as available for sale with an unrealized gain of $1.0 million, $0.6 million net of taxes, related to these securities included in shareholders’ equity.

Investment securities assigned to the held to maturity portfolio earn a prudent yield, provide liquidity from maturities and paydowns, and provide collateral to pledge for federal, state, and local government deposits and other borrowing facilities.  The held to maturity investment portfolio at December 31, 2014 included $12.4 million in fixed-rate securities.  If management determines any impairment in any held to maturity security is “other-than-temporary,” a securities loss will be recognized as a charge to earnings.

We had no trading securities at December 31, 2014, 2013, or 2012.

A summary of the investment securities portfolio is as follows for the years ended December 31, 2014, 2013, and 2012.

	At December 31,
(Dollars in thousands)	2014	2013	2012
Federal agency securities	99,546	120,773	115,614
Obligations of states and political subdivisions	45,501	44,356	48,355
Residential mortgage-backed securities	178,227	183,170	203,675
Asset-backed securities	9,548	9,482	7,671
Other investments	32,771	36,418	1,797
Total investment securities	$365,593	$394,199	$377,112

Available for sale (fair value)	353,231	382,479	364,315
Held to maturity (amortized cost)	12,362	11,720	12,797
Total investment securities	$365,593	$394,199	$377,112

We do not have any material amounts of investment securities or other interest-earning assets, other than loans, that would have been classified as nonperforming if such assets were loans or which were recognized by management as potential problem assets based upon known information about possible credit problems of the borrower or issuer.

The following table shows the maturities, carrying value (amortized cost for investment securities being held to maturity or estimated fair value for investment securities available for sale), estimated fair market values, and average yields for our investment portfolio at December 31, 2014.  Yields are not presented on a tax-equivalent basis.  Maturities of mortgage-backed securities are based on expected maturities.  Expected maturities differ from contractual maturities because borrowers of the underlying mortgages may have the right to call or prepay obligations with or without prepayment penalties.  The securities of no single issuer (other than the United States or its agencies), or in the case of securities issued by state and political subdivisions, no source or group of sources of repayment, accounted for more than 10% of our shareholders’ equity at December 31, 2014.

			After One		After Five
	One Year		Year through		Years through		After		Total Investment
	or Less		Five Years		Ten Years		Ten Years		Securities
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Market	Yield
Held to Maturity:
Obligations of states and
political subdivisions	$940	2.96%	$7,056	2.76%	$1,001	3.67%	$3,365	5.46%	$12,362	$12,880	3.58%
Total Held to Maturity	$940	2.96%	$7,056	2.76%	$1,001	3.67%	$3,365	5.46%	$12,362	$12,880	3.58%
Available for Sale:
Federal agency securities	$5,735	1.51%	$23,787	1.16%	$41,741	1.92%	$28,696	1.12%	$99,959	$99,546	1.49%
Obligations of states and
political subdivisions	-	-	7,762	2.33	17,767	2.93	7,231	3.87	32,760	33,139	3.00
Residential mortgage-
backed securities	15,555	2.44	129,536	1.78	30,661	1.19	1,639	4.21	177,391	178,227	2.30
Asset-backed securities	-	-	-	-	-	-	9,608	0.78	9,608	9,548	0.78
Other securities	-	-	9,995	-	22,562	-	-	-	32,557	32,771	0.95
Total Available for Sale	$21,290	2.19%	$171,080	1.62%	$112,731	1.50%	$47,174	1.58%	$352,275	$353,231	1.88%

Total	$22,230		$178,136		$113,732		$50,539		$364,637	$366,111

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

The following table presents the composition of the loan portfolio over the previous five years.

	At December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Real estate mortgage:
Commercial	$752,971	$752,279	$889,273	$1,052,247	$1,341,461
One-to-four family residential	77,531	83,988	75,835	87,447	98,922
Real estate construction:
Commercial	186,659	143,848	131,135	230,844	448,105
One-to-four family residential	10,464	4,646	3,656	4,987	27,868
Commercial	350,410	255,058	242,535	349,107	458,180
Installment and consumer:
Guaranteed student loans	37	4,394	4,680	5,396	5,843
Other	21,919	26,690	31,621	33,460	39,736
	1,399,991	1,270,903	1,378,735	1,763,488	2,420,115
Less: Allowance for loan losses	(28,452)	(36,663)	(46,718)	(44,684)	(65,229)
Total loans, net	$1,371,539	$1,234,240	$1,332,017	$1,718,804	$2,354,886

During the second quarter of 2014, we sold three bank branches in Kansas. The sold branches had combined total loans of $27.9 million.  These transactions resulted in a net gain of $4.4 million, which is included under noninterest income in the gain on sale of bank branches, net as a separate line item on the Consolidated Statements of Operations.

Included in loans above are $0,  $1.8 million, $6.7 million, $10.1 million, and $14.4 million for 2014,  2013, 2012, 2011 and 2010, respectively, of loss share receivable from the FDIC related to loans covered under our loss sharing agreement.

We have a strategic focus on providing loans and other services to healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate borrowers.  At December 31, 2014 and 2013, loans to individuals and businesses in the healthcare industry totaled $413.8 million, or 30%, and $417.4 million, or 33%  of loans, respectively.

As of December 31, 2014, included in commercial loans is approximately $74.4 million in energy loans.

The increase in loans in 2014 was due to the organic growth in each of our markets.

The following table sets forth the remaining maturities for certain loan categories (including loans held for sale) at December 31, 2014.  Real estate construction includes certain loans which will convert to permanent financing at the point when construction is completed; these loans are reported according to their final maturity.

		After one
	One year	year through	After
(Dollars in thousands)	or less	five years	five years	Total
Real estate mortgage:
Commercial	$134,630	$415,860	$202,481	$752,971
One-to-four family residential	10,112	25,468	41,951	77,531
Real estate construction	41,659	125,134	30,330	197,123
Commercial	114,965	158,874	76,571	350,410
Installment and consumer:
Guaranteed student loans	37	-	-	37
Other	10,012	9,643	2,264	21,919
Total	$311,415	$734,979	$353,597	$1,399,991

Any floating rate loans that reached a contractual floor or ceiling level are treated as fixed rate rather than floating rate until the rate is again free to float.  The following table sets forth at December 31, 2014 the dollar amount of all loans due more than one year after December 31, 2014.

(Dollars in thousands)	Fixed	Variable	Total
Real estate mortgage:
Commercial	$298,695	$319,647	$618,342
One-to-four family residential	34,138	33,279	67,417
Real estate construction	37,228	118,236	155,464
Commercial	89,931	145,515	235,446
Installment and consumer	5,332	6,575	11,907
Total	$465,324	$623,252	$1,088,576

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

	At December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Nonaccrual loans:
Commercial real estate	$2,195	$7,766	$21,424	$8,221	$34,387
One-to-four family residential	1,100	513	615	1,656	2,916
Real estate construction	73	2,721	3,485	6,886	72,468
Commercial	5,907	8,769	13,085	3,741	7,558
Other consumer	1	50	90	130	43
Total nonaccrual loans	9,276	19,819	38,699	20,634	117,372

Past due 90 days or more:
Commercial real estate	-	-	-	-	514
One-to-four family residential	-	-	747	23	-
Commercial	137	50	2,471	3	-
Other consumer	-	3	72	17	3
Total past due 90 days or more	137	53	3,290	43	517
Total nonperforming loans	9,413	19,872	41,989	20,677	117,889
Other real estate	3,097	2,654	14,958	24,373	41,909
Total nonperforming assets	$12,510	$22,526	$56,947	$45,050	$159,798

Nonperforming assets to portfolio loans
and other real estate	0.89%	1.77%	4.18%	2.58%	6.58%
Nonperforming loans to portfolio loans	0.67	1.57	3.12	1.20	4.94
Allowance for loan losses to nonperforming loans	302.26	184.50	111.26	216.10	55.33
Government-guaranteed portion of nonperforming loans	$895	$875	$2,532	$4,840	$6,958

At December 31, 2014,  nine credit relationships represented 71% of nonperforming loans and 59% of nonperforming assets, while at December 31, 2013,  six credit relationships represented 77% of nonperforming loans and 67% of nonperforming assets.

Included in nonaccrual loans as of December 31, 2014 are nine collateral dependent lending relationships with aggregate principal balances of approximately $7.4 million and related impairment reserves of $1.9 million which were established based on recent financials and appraisal values obtained.  Five of these lending relationships were secured by commercial real estate.

Included in nonaccrual loans as of December 31, 2013 are six collateral dependent lending relationships with aggregate principal balances of approximately $15.2 million and related impairment reserves of $3.0 million which were established based on recent financials and appraisal values obtained.  Four of these lending relationships were secured by commercial real estate.

Nonperforming assets may fluctuate from period to period.  The performance of any individual loan can be affected by external factors such as the interest rate environment, economic conditions, collateral values, or factors particular to the borrower.  No assurance can be given that additional increases in nonaccrual loans will not occur in the future.

Performing loans considered potential problem loans, loans which are not included in the past due, nonaccrual, or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, amounted to approximately $33.4 million at December 31, 2014, compared to $99.8 million at December 31, 2013.  Included are $0.6 million and $1.7 million, respectively, of covered potential problem loans, which are subject to protection under the loss share agreements with the FDIC.  Loans may be monitored by management and reported in potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms.  These loans are subject to continued management attention and are considered by management in determining the level of the allowance for loan losses.

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

Based upon this methodology, management established an allowance of $28.5 million, or 2.03% of total portfolio loans, at December 31, 2014, compared to an allowance of $36.7 million, or 2.89% of total portfolio loans, at December 31, 2013.  This represents a decrease in the allowance of $8.2 million, or 22%.

Changes in the amount of the allowance resulted from the application of the methodology, which is designed to estimate inherent losses on total portfolio loans, including nonperforming loans.  At December 31, 2014, the allowance on the $9.3 million in nonaccrual loans was $2.0 million (22%), compared with an allowance on the $19.8 million in nonaccrual loans at December 31, 2013 of $4.3 million (22%), representing an decrease in the allowance of $2.3 million.  At December 31, 2014, the allowance on the $22.8 million performing troubled debt restructured loans was $2.0 million, compared with an allowance on $46.0 million in performing troubled debt restructured loans of $3.6 million at December 31, 2013, representing a decrease in the allowance of $1.6 million.

Excluding the impaired loans mentioned above, at December 31, 2014, the allowance for the remaining other loans was $24.5 million (1.8%), compared to $28.8 million (2.4%) at December 31, 2013, creating a decrease in the allowance of $4.3 million.  The decrease in the allowance related to these other loans mainly resulted from the improved credit quality.  This was partially offset by consideration of certain trends and qualitative factors.  These included management’s assessment of economic risk (particularly with respect to commercial, commercial real estate, and energy loans), portfolio loss trends, and asset quality trends, including levels of potential problem loans and loan concentrations in commercial real estate mortgage and construction loans, which together comprised approximately 67% of our portfolio loans at December 31, 2014.  Based on its analysis management believes the amount of the allowance is appropriate.

At December 31, 2014, the allowance for loan losses was 302.26% of nonperforming loans, compared to 184.50% of nonperforming loans at December 31, 2013.  Nonaccrual loans, which comprise the majority of nonperforming loans, were $9.3 million as of December 31, 2014, a decrease of $10.5 million, or 53%, from December 31, 2013.  Nonaccrual loans at December 31, 2014 were comprised of 39 relationships and were primarily concentrated in commercial loans (64%), commercial real estate loans (24%), and one-to-four family residential (12%) loans.  All nonaccrual loans are considered impaired and are carried at their estimated collectible amounts.  Covered nonperforming loans of $1.1 million at December 31, 2014 and $1.3 million at December 31, 2013 are subject to protection under the loss share agreements with the FDIC.  Covered loans were $5.0 million at December 31, 2014.  These loans are subject to protection under the loss sharing agreements with the FDIC and currently have an allowance for loan losses of $0 based on analysis of expected future cash flows and collateral valuations.

The following table presents a five-year history of the allocation of the allowance for loan losses along with the percentage of total loans in each category.

	At December 31,
(Dollars in thousands)	2014		2013		2012		2011		2010
Real estate mortgage:
Commercial	$13,678	53%	$18,854	59%	$27,223	64%	$21,749	60%	$32,508	55%
One-to-four family
residential	712	6	850	7	861	6	1,016	5	1,597	4
Real estate construction	4,159	14	5,523	11	5,271	10	11,177	13	19,605	20
Commercial	9,614	25	10,985	20	12,604	18	9,827	20	10,605	19
Other	289	2	451	3	759	2	915	2	914	2
Total	$28,452	100%	$36,663	100%	$46,718	100%	$44,684	100%	$65,229	100%

The following table analyzes our allowance for loan losses for the periods indicated.

	For the Year Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Balance at beginning of period	$36,663	$46,718	$44,684	$65,229	$62,413

Loans charged-off:
Commercial real estate	1,400	806	2,167	71,066	4,571
One-to-four family residential	289	578	269	346	2,649
Real estate construction	655	(246)	-	62,070	20,910
Commercial	4,014	8,599	4,455	22,103	5,182
Other consumer	558	267	649	1,040	1,127
Total charge-offs	6,916	10,004	7,540	156,625	34,439

Recoveries:
Commercial real estate	3,733	171	58	411	210
One-to-four family residential	213	252	271	67	234
Real estate construction	-	4,527	1,972	1,521	610
Commercial	1,119	2,049	3,671	1,864	421
Other consumer	264	159	495	116	226
Total recoveries	5,329	7,158	6,467	3,979	1,695

Net loans charged-off	1,587	2,846	1,073	152,646	32,744
Provision for loan losses	(6,624)	(7,209)	3,107	132,101	35,560
Balance at end of period	$28,452	$36,663	$46,718	$44,684	$65,229

Portfolio loans:
End of period balance	$1,398,506	$1,267,843	$1,347,053	$1,724,793	$2,384,921
Average balance	1,334,323	1,315,001	1,567,318	2,213,198	2,572,473
Ratio of allowance for loan losses to
portfolio loans at end of period	2.03%	2.89%	3.47%	2.59%	2.74%
Ratio of net charge-offs to average
portfolio loans during the period	0.12%	0.22	0.07%	7.01%	1.29%

Short-term Borrowings

Our primary source of short-term borrowings is securities sold under agreements to repurchase.  During 2014, 2013, and 2012, no category of short-term borrowings had an average balance that exceeded 30% of ending shareholders’ equity.

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

We have various contractual obligations that require future cash payment.  The following table presents, as of December 31, 2014, significant fixed and determinable contractual obligations to third parties by payment date.

	Payments due by period
	Less than	1-3	3-5	Over
(Dollars in thousands)	1 Year	Years	Years	5 Years	Total
Deposits without stated maturity: (1)
Noninterest bearing	$496,128	$-	$-	$-	$496,128
Interest bearing	616,816	-	-	-	616,816
Time deposits (2)	296,955	109,811	17,462	-	424,228
Other borrowings (2)	55,235	26,574	-	-	81,809
Subordinated debentures (2)	1,485	2,969	2,969	66,633	74,056
Operating leases	2,534	2,451	1,116	1,146	7,247
Total	$1,469,153	$141,805	$21,547	$67,779	$1,700,284

 (1)  Excludes Interest.

(2)  Includes interest.  Interest on variable rate obligations is shown at rates in effect at December 31, 2014.  The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates.  Future changes in market interest rates could materially affect the contractual amounts to be paid.

At December 31, 2014,  the notional or principal amount of such obligations are reflected on the Consolidated Statements of Financial Condition, with the exception of operating leases.

For additional information regarding contractual obligations, please see “Quantitative and Qualitative Disclosures about Market Risk” on page 47 and in the Notes to the Consolidated Financial Statements in this report, “Note 5 Premises and Equipment”, “Note 8 Deposits”, “Note 9 Borrowed Funds” “Note 10 Trust Preferred Securities and Subordinated Debentures”, and “Note 18 Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies”.

Capital Resources

At December 31, 2014, total shareholders’ equity was $270.8 million, compared to $259.2 million at December 31, 2013, an increase of $11.6 million.  The increase was primarily due to the $21.0 million of income and an increase in other comprehensive income of $2.6  million, offset in part by $10.3 million in Treasury stock purchases for the year and $3.1 million in common stock dividends paid.  Net unrealized losses on available for sale investment securities and derivative instruments (net of tax) decreased to ($0.4) million at December 31, 2014, from $(3.0) million at December 31, 2013.

On August 14, 2014, our board of directors authorized the repurchase of up to 5.0%, or 990,000 shares, of our common stock. The share repurchases are expected to be made primarily on the open market from time to time until August 14, 2015, or earlier termination of the repurchase program by the  board of directors.  Repurchases under the program are available at the discretion of management based upon market, business, legal, and other factors.  During 2014, we repurchased 617,818 shares for a total of $10.3 million in Treasury stock.    On February 24, 2015, our board of directors authorized a second share repurchase program, which will become effective upon the earlier of (i) the date we complete the repurchase of all of the shares we are authorized to repurchase under the current program, and (ii) August 14, 2015. Pursuant to the new program, up to another 5.0%, or approximately 950,000 shares, of our common stock may be repurchased.

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

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board.  The guidelines are commonly known as Risk-Based Capital Guidelines.  On December 31, 2014, we

exceeded all applicable capital requirements, having a total risk-based capital ratio of 20.96%, a Tier 1 risk-based capital ratio of 19.70%, and a Tier 1 leverage ratio of 16.45%.  Banking subsidiaries are also required to maintain capital ratios in accordance with guidelines adopted by their primary regulators.  The general regulatory minimums to be well-capitalized are a total capital to risk weighted assets ratio of 10.00%, a Tier I risk-based capital ratio of 6.00%, and a Tier 1 leverage ratio of 5.00%.  As of December 31, 2014, we and Bank SNB each met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of us or Bank SNB by Federal bank regulators.  See “Dividend Restrictions”  on page 45 of this report.

 Liquidity

Liquidity is measured by a financial institution’s ability to raise funds through deposits, borrowed funds, capital, or the sale of highly marketable assets, such as available for sale investments, in order to meet current and future cash flow needs as they become due.  Additional sources of liquidity, including cash flow from the repayment of loans and maturities of investment securities, are also considered in determining whether liquidity is satisfactory.  Other sources of liquidity can be provided by the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank (“FRB”), and correspondent lines of credit.  Liquidity is also achieved through growth of deposits and liquid assets and accessibility to the capital and money markets.  These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans, purchase securities, and operate the organization.

In order to diversify our funding sources, we may from time-to-time post deposit rates via a non-brokered direct deposit listing service.  These deposits are generally institutional in nature and accounts generally do not exceed the FDIC insurance threshold of $250,000.

The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2014:

(Dollars in thousands)	Amount
Three months or less (1)	$11,448
Over three through six months (1)	9,145
Over six through 12 months (1)	54,676
Over 12 months	123,683
Total	$198,952

(1) The amount of certificates of deposits of $100,000 and more that matures within 12 months is $75.3 million.

The following table illustrates, during the years presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated.  Average assets totaled $2.0 billion in both 2014 and 2013 and $2.2 billion in 2012.

	Percentage of Total Average Assets
	2014	2013
Sources of Funds:
Deposits:
Noninterest-bearing demand	23.25%	20.71%
Interest-bearing demand and money market accounts	29.13	26.75
Time and savings deposits	26.45	32.39
Other borrowings	4.29	3.65
Subordinated debentures	2.40	3.51
Other liabilities	0.55	0.54
Equity capital	13.93	12.45
Total	100.00%	100.00%

Uses of Funds:
Loans	69.07%	64.80%
Investment securities	19.67	18.60
Other interest-earning assets	8.83	13.45
Noninterest-earning assets	2.43	3.15
Total	100.00%	100.00%

Sources and uses of cash are presented in the Consolidated Statements of Cash Flows on page 53 of this report.  Total cash and cash equivalents decreased by $138.9 million to $140.9 million in 2014 from $279.8 million at year-end 2013.  This decrease was the net result of cash used in investing activities of $231.8 million, primarily from an increase in loans originated, net of principal payments, and cash outflows from bank branch sales,  offset by cash provided by operating activities of $26.7 million and cash provided by financing activities of $66.2 million, primarily from increased deposits and partially offset by the purchase of treasury stock.

Total cash and cash equivalents decreased by $8.2 million to $279.8 million in 2013 from $288.1 million at year-end 2012.  This decrease was the net result of cash provided by investing activities of $99.4 million, primarily from a decrease in loans originated, net of principal payments, and cash provided by operating activities of $45.2 million, offset by cash used in financing activities of $152.8 million, primarily from decreased deposits and other borrowings.

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

Dividend Restrictions

Bank SNB is subject to legal and regulatory limitations on the amount of dividends that it may pay without prior approval of the Oklahoma State Banking Department and the Federal Reserve.  Under these regulations, the total amount of dividends that may be paid in any calendar year by Bank SNB to us without Oklahoma State Banking Department approval is limited to the current year’s net profits, combined with the retained net profits of the preceding two years.

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

The allowance determination process requires significant judgment.  Estimates of probable losses inherent in the loan portfolio can vary significantly from the amounts that actually occur.  While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, which may be the result of changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the loan portfolio and the allowance.  These reviews may result in additional provisions based on the agencies’ judgments based upon information available at the time of each examination.  Because the loan portfolio contains a significant number of commercial mortgage and commercial real estate construction loans with relatively large balances, the unexpected deterioration of one or a few of such loans may cause a significant increase in the provision for loan losses and nonperforming assets, and may lead to material increases in charge-offs and the provision for loan losses in future periods.

Our methodology for assessing the appropriateness of the allowance is in accordance with regulatory guidelines and GAAP, as described in “Provision for Loan Losses” on page 33 and in “Note 1 Summary of Significant Accounting and Reporting Policies” in the Notes to the Consolidated Financial Statements.

Goodwill and Other Intangible Assets – Goodwill and other intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate impairment.  Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of our reporting units compared with its carrying value. We define reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed.  As of December 31, 2014, we have eight reporting units.  If the carrying value exceeds the fair value of a reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment.

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

The following table shows our interest rate sensitivity gaps for selected maturity or repricing periods at December 31, 2014:

	0 to 3	4 to 12	Over 1 to	Over
(Dollars in thousands)	Months	Months	5 Years	5 Years	Total
Rate-sensitive assets:
Total loans	$465,015	$145,713	$611,501	$177,762	$1,399,991
Investment securities	100,138	22,660	49,382	193,413	365,593
Other investments at costs	7,444	-	-	-	7,444
Due from banks	121,231	-	-	-	121,231
Total	693,828	168,373	660,883	371,175	1,894,259

Rate-sensitive liabilities:
Money market deposit accounts	461,679	-	-	-	461,679
Time deposits	97,529	198,826	124,700	-	421,055
Savings accounts	32,795	-	-	-	32,795
Interest-bearing demand	122,342	-	-	-	122,342
Other borrowings	54,380	-	25,000	-	79,380
Subordinated debentures (1)	46,393	-	-	-	46,393
Total	815,118	198,826	149,700	-	1,163,644

Interest sensitivity gap	$(121,290)	$(30,453)	$511,183	$371,175	$730,615

Cumulative interest sensitivity gap	$(121,290)	$(151,743)	$359,440	$730,615	$730,615
Percentage of rate-sensitive assets
to rate-sensitive liabilities	85.12%	84.68%	441.47%	0.00%	162.79%
Percentage of cumulative gap to
total assets	(6.25)%	(7.81)%	18.51%	37.62%	37.62%

 (1) The SBI Capital Trust II preferred securities have an associated interest rate swap contract in the amount of $25 million with a  fixed interest rate of 6.15%.  The swap is a hedging instrument that in essence establishes a fixed interest rate until the contract expires on April 7, 2018.   Please see “Note 11 Derivative Instruments” in the Notes to the Consolidated Financial Statements.

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

The balance sheet is subject to quarterly testing for six alternative interest rate shock possibilities to indicate the inherent interest rate risk.  Average interest rates are shocked by +/- 100, 200, and 300 basis points (“bp”), although we may elect not to use particular scenarios that we determine are impractical in a current rate environment.  The down rate scenarios are considered impractical in the current environment and have thus been excluded from the tables below. It is management’s goal to structure the balance sheet so that net interest earnings at risk over a twelve-month period and the economic value of equity at risk do not exceed policy guidelines at various interest rate shock levels.

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.  These measures are typically based upon a relatively brief period, usually one year.  They do not necessarily indicate the long-term prospects or economic value of the institution.

Estimated Change in Net Interest Income

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp

December 31, 2014	11.96%	7.10%	2.31%
December 31, 2013	6.25%	2.99%	(0.03)%

When compared to December 31, 2013, net interest income at risk improved in each of the three interest rate scenarios.  The measured changes in net interest income for all scenarios are in compliance with the established policy limits.

The measures of equity value at risk indicate the ongoing economic value of equity considering the effects of interest rate changes on cash flows, and discounting the cash flows to estimate the present value of assets and liabilities. The difference between these discounted values of the assets and liabilities is the economic value of equity, which, in theory, approximates the fair value of Southwest’s net assets.

Estimated Change in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

December 31, 2014	2.56%	1.09%	(0.52)%
December 31, 2013	(6.69)%	(4.63)%	(2.91)%

As of December 31, 2014, the economic value of equity measure improved in each of the three rising interest rate scenarios when compared to the December 31, 2013 percentages.  The measured changes in economic value of equity for all scenarios are in compliance with the established policy limits.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

The Board of Directors and Shareholders of Southwest Bancorp, Inc.

We have audited the accompanying Consolidated Statements of Financial Condition of Southwest Bancorp, Inc. as of December 31, 2014 and 2013, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Bancorp, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Tulsa, Oklahoma March 10, 2015

SOUTHWEST BANCORP, INC.

Consolidated Statements of Financial Condition

	At December 31,
(Dollars in thousands)	2014	2013
Assets:
Cash and due from banks	$19,705	$28,062
Interest-bearing deposits	121,231	251,777
Cash and cash equivalents	140,936	279,839
Securities held to maturity (fair values of $12,880 and $12,115, respectively)	12,362	11,720
Securities available for sale (amortized cost of $352,275 and $385,423, respectively)	353,231	382,479
Loans held for sale	1,485	3,060
Loans receivable (includes loss share: $0 and $1,812, respectively)	1,398,506	1,267,843
Less: Allowance for loan losses	(28,452)	(36,663)
Net loans receivable	1,370,054	1,231,180
Accrued interest receivable	4,723	5,335
Non-hedge derivative asset	787	-
Premises and equipment, net	18,588	20,833
Other real estate	3,097	2,654
Goodwill	1,214	1,214
Other intangible assets, net	3,927	4,980
Other assets	31,630	38,129
Total assets	$1,942,034	$1,981,423

Liabilities:
Deposits:
Noninterest-bearing demand	$496,128	$444,796
Interest-bearing demand	122,342	120,156
Money market accounts	461,679	439,981
Savings accounts	32,795	41,727
Time deposits of $100,000 or more	198,952	251,185
Other time deposits	222,103	286,241
Total deposits	1,533,999	1,584,086
Accrued interest payable	769	832
Non-hedge derivative liability	787	-
Other liabilities	9,920	10,293
Other borrowings	79,380	80,632
Subordinated debentures	46,393	46,393
Total liabilities	1,671,248	1,722,236
Shareholders' equity:
Common stock - $1 par value; 40,000,000 shares authorized;
19,810,877 shares issued and 19,732,926 shares issued and outstanding, respectively	19,811	19,733
Additional paid-in capital	101,245	99,937
Retained earnings	160,427	142,528
Accumulated other comprehensive loss	(395)	(3,011)
Treasury stock, at cost; 617,818 and 0 shares, respectively	(10,302)	-
Total shareholders' equity	270,786	259,187
Total liabilities and shareholders' equity	$1,942,034	$1,981,423

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Consolidated Statements of Operations

	For the year ended December 31,
(Dollars in thousands, except earnings per share data)	2014	2013	2012
Interest income:
Interest and fees on loans	$64,224	$66,162	$84,602
Investment securities:
U.S. Government and agency obligations	1,490	1,745	1,714
Mortgage-backed securities	3,459	3,481	4,718
State and political subdivisions	1,171	1,203	1,060
Other securities	198	226	322
Other interest-earning assets	1,250	1,097	755
Total interest income	71,792	73,914	93,171

Interest expense:
Interest-bearing demand	146	148	219
Money market accounts	620	790	1,077
Savings accounts	38	44	53
Time deposits of $100,000 or more	1,428	2,338	4,302
Other time deposits	1,423	2,239	4,052
Other borrowings	900	892	895
Subordinated debentures	2,233	4,813	6,010
Total interest expense	6,788	11,264	16,608

Net interest income	65,004	62,650	76,563

Provision for loan losses	(6,624)	(7,209)	3,107
Net interest income after provision for loan losses	71,628	69,859	73,456

Noninterest income:
Service charges and fees	10,222	10,491	11,559
Other noninterest income	898	503	407
Gain on sale of bank branches, net	4,378	-	-
Gain on sales of mortgage loans, net	1,549	2,649	3,133
Gain on sales/calls of investment securities, net	1,884	-	837
Total noninterest income	18,931	13,643	15,936

Noninterest expense:
Salaries and employee benefits	31,830	31,877	29,919
Occupancy	9,193	9,114	9,110
Data processing	1,776	1,665	1,471
FDIC and other insurance	1,305	1,764	2,531
Other real estate, net	594	(1,098)	6,565
General and administrative	12,214	11,989	13,726
Total noninterest expense	56,912	55,311	63,322
Income before taxes	33,647	28,191	26,070
Taxes on income	12,617	10,756	9,883
Net income	$21,030	$17,435	$16,187
Net income available to common shareholders	$21,030	$17,435	$12,446

Basic earnings per common share	$1.07	$0.89	$0.64
Diluted earnings per common share	1.07	0.89	0.64
Common dividends declared per share	0.16	-	-

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Consolidated Statements of Comprehensive Income

	For the year ended December 31,
(Dollars in thousands)	2014	2013	2012

Net income	$21,030	$17,435	$16,187

Other comprehensive income:
Unrealized gain (loss) on available for sale securities	5,784	(8,942)	(133)
Reclassification adjustment for net gains arising during the period	(1,884)	-	(100)
Change in fair value of derivative used for cash flow hedge	381	1,228	(361)
Other comprehensive income (loss), before tax	4,281	(7,714)	(594)
Tax (expense) benefit related to items of other comprehensive
income (loss)	(1,665)	2,975	211
Other comprehensive income (loss), net of tax	2,616	(4,739)	(383)
Comprehensive income	$23,646	$12,696	$15,804

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Consolidated Statements of Cash Flows

	For the year ended December 31,
(Dollars in thousands)	2014	2013	2012
Operating activities:
Net income	$21,030	$17,435	$16,187
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(6,624)	(7,209)	3,107
Adjustments to other real estate	576	2,222	5,089
Deferred tax expense	9,180	10,220	8,939
Asset depreciation	2,829	2,450	2,460
Securities premium amortization, net of discount accretion	2,624	3,454	3,308
Amortization of intangibles	780	1,315	1,609
Restricted stock amortization expense	210	742	115
Net gain on sales/calls of investment securities	(1,884)	-	(837)
Net gain on sales of mortgage loans	(1,549)	(2,649)	(3,133)
Net (gain) loss on sales of premises/equipment	19	195	(2)
Net gain on sales of other real estate	(200)	(3,897)	(301)
Net gain from sale of bank branches	(4,378)	-	-
Proceeds from sales of held for sale loans	83,258	121,020	150,621
Held for sale loans originated for resale	(75,887)	(129,699)	(148,479)
Net changes in assets and liabilities:
Accrued interest receivable	311	1,030	811
Other assets	(3,569)	5,969	1,847
Income tax receivable / payable	(583)	24,618	4,074
Excess tax expense from share-based payment arrangements	(2)	(15)	67
Accrued interest payable	(76)	(284)	(2,573)
Other liabilities	638	(1,678)	2,225
Net cash provided by operating activities	26,703	45,239	45,134
Investing activities:
Proceeds from sales of available for sale securities	1,419	2,744	6,588
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	2,250	5,000	2,375
Available for sale securities	79,282	108,498	88,109
Proceeds from sales of other investments	-	-	1,865
Redemptions of other investments	696	391	179
Purchases of held to maturity securities	(1,725)	(5,250)	-
Purchases of available for sale securities	(51,344)	(140,473)	(202,273)
Loans originated, net of principal repayments	(166,971)	113,588	382,669
Cash outflows from sale of bank branches, net	(94,806)	-	-
Purchases of premises and equipment	(2,096)	(1,855)	(1,619)
Proceeds from sales of premises and equipment	99	68	170
Proceeds from sales of other real estate	1,401	16,645	7,261
Net cash provided by (used in) investing activities	(231,795)	99,356	285,324
Financing activities:
Net increase (decrease) in deposits	80,488	(125,492)	(211,804)
Net increase (decrease) in other borrowings	(1,253)	10,270	13,883
Net proceeds from issuance of common stock	385	229	127
Repurchase of common stock warrant	-	(2,287)	-
Purchases of treasury stock	(10,302)	-	-
Redemptions of preferred stock	-	-	(70,000)
Redemption of trust preferred securities	-	(35,570)	-
Excess tax expense from share-based payment arrangements	2	15	(67)
Preferred stock dividends paid	-	-	(4,407)
Common stock dividends paid	(3,131)	-	-
Net cash provided by (used in) financing activities	66,189	(152,835)	(272,268)
Net increase (decrease) in cash and cash equivalents	(138,903)	(8,240)	58,190
Cash and cash equivalents:
Beginning of period	279,839	288,079	229,889
End of period	$140,936	$279,839	$288,079
The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

						Accumulated		Total
				Additional		Other		Share-
(Dollars in thousands,	Preferred	Common Stock		Paid-in	Retained	Comprehensive	Treasury	holders'
except per share data)	Stock	Shares	Amount	Capital	Earnings	Income Gain/(Loss)	Stock	Equity
Balance, December 31, 2011	$68,455	19,444,213	$19,444	$98,932	$112,647	$2,111	$-	$301,589
Dividends declared:
Preferred	-	-	-	-	(2,196)	-	-	(2,196)
Redemption of preferred stock /
warrant amortization	(68,455)	-	-	-	(1,545)	-	-	(70,000)
Common stock issued	-	80,500	81	799	-	-	-	880
Net common stock issued under employee
plans and related tax expense	-	4,992	5	(26)	-	-	-	(21)
Other comprehensive loss,
net of tax	-	-	-	-	-	(383)	-	(383)
Net income	-	-	-	-	16,187	-	-	16,187
Balance, December 31, 2012	$-	19,529,705	$19,530	$99,705	$125,093	$1,728	$-	$246,056
Warrant repurchase	-	-	-	(2,287)	-	-	-	(2,287)
Common stock issued	-	201,046	201	2,478	-	-	-	2,679
Net common stock issued under employee
plans and related tax expense	-	2,175	2	41	-	-	-	43
Other comprehensive loss,
net of tax	-	-	-	-	-	(4,739)	-	(4,739)
Net income	-	-	-	-	17,435	-	-	17,435
Balance, December 31, 2013	$-	19,732,926	$19,733	$99,937	$142,528	$(3,011)	$-	$259,187
Dividends declared:
Common, $0.16 per share,	-	-	-	-	(3,131)	-	-	(3,131)
Common stock issued	-	76,143	76	1,277	-	-	-	1,353
Net common stock issued under employee
plans and related tax expense	-	1,808	2	31	-	-	-	33
Other comprehensive income,
net of tax	-	-	-	-	-	2,616	-	2,616
Treasury shares purchased	-	(617,818)	-	-	-	-	(10,302)	(10,302)
Net income	-	-	-	-	21,030	-	-	21,030
Balance, December 31, 2014	$-	19,193,059	$19,811	$101,245	$160,427	$(395)	$(10,302)	$270,786

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

Note 1:  Summary of Significant Accounting and Reporting Policies

Organization and Nature of Operations – Southwest Bancorp Inc. (“we”, “our”, “us”, or “Southwest”), incorporated in 1981, is a financial holding company headquartered in Stillwater, Oklahoma engaged primarily in commercial and consumer banking services in the states of Oklahoma, Texas, and Kansas.  The accompanying consolidated financial statements include the accounts of Bank SNB, an Oklahoma banking corporation established in 1894, and SNB Capital Corporation, a lending and loan workout subsidiary established in 2009, and consolidated subsidiaries of Bank SNB, including SNB Real Estate Holdings, Inc.  Bank SNB and SNB Capital Corporation are wholly owned, direct subsidiaries of ours.    All significant intercompany balances and transactions have been eliminated in consolidation.

As of the close of business on November 15, 2013, we effected an affiliated merger of our wholly-owned subsidiary banks, Bank of Kansas and Stillwater National, whereby Bank of Kansas merged with and into Stillwater National.  Stillwater National was rebranded Bank SNB (“Bank SNB”) in connection with the merger.  The consolidated bank offers customers a greater banking experience across our three state region and now does business in all markets under the new name, Bank SNB.  Bank SNB converted to an Oklahoma state-chartered member bank effective October 1, 2014.

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

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from depository institutions, and federal funds sold.  Interest-bearing balances held at depository institutions were $121.2 million at December 31, 2014 and $251.8 million at December 31, 2013.  Federal funds sold are sold for one-to-four day periods.

Cash paid for interest totaled $6.9 million in 2014, $11.5 million in 2013, and $19.2 million in 2012.  Cash paid for income taxes totaled $4.0 million in 2014, $0.4 million in 2013, and $1.0 million in 2012.  Noncash transactions included transfer of loans to other real estate totaling $2.2 million in 2014 and  $2.6 million in 2013 and 2012.

Bank SNB is required by the FRB to maintain average reserve balances.  Cash and cash equivalents in the Consolidated Statements of Financial Condition include restricted amounts of $2.0 million and $1.8 million at December 31, 2014 and December 31, 2013, respectively.

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

All investment securities are adjusted for amortization of premiums and accretion of discounts.  Amortization of premiums and accretion of discounts are recorded to operations over the contractual maturity or estimated life of the individual investment using the level yield method.  Gain or loss on sale of investments is based upon the specific identification method.  Income earned on our investments in state and political subdivisions generally is not subject to ordinary Federal income tax.

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

Federal Reserve Bank and Federal Home Loan Bank Stock – Bank SNB is a member of its regional FRB and FHLB system.  FHLB members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional accounts.  Both FRB and FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

Loans – Interest on loans is accrued and credited to operations based upon the principal amount outstanding.  Loan origination fees and certain costs of originated loans are amortized as an adjustment to the yield over the term of the loan.  Net unamortized deferred loan fees were $1.0 million at December 31, 2014 and $0.1 million at 2013.  Loans are reported at the principal balance outstanding net of the unamortized deferred loan fees.

In general, our policy for nonaccrual loans requires that accrued interest income on nonaccrual loans is written off after the loan is 90 days past due, and that subsequent interest income is recorded when cash receipts are received from the borrower.  We identify past due loans based on contractual terms on a loan by loan basis.

A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The allowance for loan losses related to loans that are evaluated for impairment is based either on the discounted cash flows using the loan’s initial effective interest rate or on the fair value of the collateral for certain collateral dependent loans.  Smaller balance, homogeneous loans, including mortgage, and consumer, are collectively evaluated for impairment.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

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

Loans Acquired through Transfer – The accounting guidance of ASC 310.30, Loan and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans acquired through the completion of a transfer, including loans acquired in a business combination that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that we will be unable to collect all contractually required payment receivables.  In accordance with this guidance, these loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance.  The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield”, is recognized as interest income over the life of the loan using a method that approximates the level-yield method.  Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference”, are not recognized as a yield adjustment, a loss accrual, or a valuation allowance.  Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life.  Decreases in expected cash flows are recognized as impairments.  Valuation allowances on these impaired loans reflect only losses incurred after the acquisition.

Loss Share Receivable – Bank SNB and the FDIC entered into loss sharing agreements that provide Bank SNB with significant protection against credit losses from loans and related assets acquired in the FNBA FDIC-assisted transaction.  Under these agreements, the FDIC will reimburse Bank SNB 80% of net losses up to $35.0 million on covered assets, primarily acquired loans and other real estate, and 95% of any net losses above $35.0 million.  Bank SNB services the covered assets.  The loss sharing agreements have terms of ten years for one-to-four family residential loans and five years for all other loan types. The five-year period for other loans expired June 30, 2014. The expected payments from the FDIC under the loss sharing agreements are recorded as part of loans receivable in our Consolidated Statements of Financial Condition.  As of December 31, 2014, the loss share receivable is zero.

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

The reserve for unfunded loan commitments is a liability on our Consolidated Statements of Financial Condition in other liabilities.  The reserve is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.  At December 31, 2014 and 2013 the balance was $2.4  million and $2.8 million, respectively.

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

Other Real Estate – Assets acquired through or instead of loan foreclosure are considered other real estate.  Other real estate is initially recorded at the lesser of the carrying value or fair value less the estimated costs to sell the asset.  Write-downs of carrying value required at the time of foreclosure are recorded as a charge to the allowance for loan losses.  Costs related to the development of such real estate are capitalized, and costs related to holding the property are expensed.  Foreclosed property is subject to periodic revaluation based upon estimates of fair value.  In determining the valuation of other real estate, management obtains independent appraisals for significant properties.  Valuation adjustments are provided, as necessary, by charges to operations.  Profits and losses from operations or sales of foreclosed property are recognized as incurred.  Other real estate covered under the loss sharing agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC.  Fair value adjustments on covered other real estate result in a reduction of the covered other real estate carrying amount and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss charged against earnings.  At December 31, 2014 and 2013, the balances of other real estate were $3.1 million and $2.7 million, respectively.

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

Core deposit intangibles are amortized using an economic life method based on deposit attrition.  As a result, amortization will decline over time with most of the amortization occurring during the initial years.  The net book value of core deposit intangibles is adjusted for applicable branch sales, if any, and is evaluated for impairment when economic conditions indicate impairment may exist.

When real estate mortgage loans and other loans are sold with servicing retained, an intangible servicing right is initially capitalized based on estimated fair value at the point of origination with the income statement effect recorded in gains on sales of loans.  The servicing rights are amortized over the period of estimated net servicing income.  Impairment of loan servicing rights is assessed based on the fair value of those rights.  We review the carrying value of loan servicing rights quarterly for impairment.  At least annually, we obtain estimates of fair value from outside sources to corroborate the results of the valuation model.  At December 31, 2014 and 2013, the fair values of loan servicing rights were $3.5 million.

Fair Value Measurements – ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  In general, fair values of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.

Derivative Financial Instruments – Our derivative credit risk policy and our hedging policy permits the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities.  All derivatives are recorded at fair value on our balance sheet.

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

Our qualified customers have the opportunity to participate in our interest rate swap program for the purpose of managing interest rate risk on their variable rate loans with us.  If we enter into such agreements with customers, then offsetting agreements are executed between us and approved dealer counterparties to minimize our market risk from changes in interest rates.  The counterparty contracts are identical to customer contracts in terms of notional amounts, interest rates, and maturity dates, except for a fixed pricing spread or fee paid to us by the dealer counterparty.  These interest rate swaps carry varying degrees of credit, interest rate and market or liquidity risks.  The fair value of derivative instruments are recognized as either non-hedge derivative assets or liabilities in the Consolidated Statements of Financial Condition.

Loan Servicing Income – We earn fees for servicing real estate mortgages and other loans owned by others.  These fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as income when earned.

Taxes on Income – We file consolidated income tax returns with our subsidiaries.  Income tax expense is the total of the current year income tax due or refundable, adjusted for permanent differences between items reported in the financial statements and those reported for tax purposes and the change in deferred tax assets and liabilities.  Under the asset and liability method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.  The net deferred tax asset is reflected as a component of other assets on the Consolidated Statements of Financial Condition.

A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized.  Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years.  We recognize net deferred tax assets to the extent that we believe these assets are more likely than not to be realized.  In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.  Management reviewed all evidence and concluded that a valuation allowance was not needed.

Earnings per Common Share –  ASC 260,  Earnings Per Share, provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  We have determined that our unvested restricted stock awards are participating securities.  Accordingly, earnings per common share is computed using the two-class method prescribed by ASC 260.  Using this method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which exclude the outstanding unvested restricted stock.  Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method.  Stock options and warrants, where the exercise price was greater than the average market price of common shares, were not included in the computation of earnings per diluted share as they would have been antidilutive.  For the years ended December 31, 2014 and 2013 we had 0, and 2012 we had 5,000 in antidilutive options to purchase common shares, respectively.  In 2013, an antidilutive warrant to purchase 703,753 shares of common stock was repurchased. This same warrant to purchase 703,753 shares of common stock was outstanding for the year ended December 31, 2012.

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

Comprehensive Income – Our comprehensive income (net income plus all other changes in shareholders’ equity from non-equity sources) consists of our net income, the after tax effect of changes in the net unrealized gains (losses) in our available for sale securities, reclassification adjustments for net (gains) losses, and changes in the accumulated gain (loss) on the effective cash flow hedging instrument.

NOTE 2:  DISPOSALS

During the second quarter of 2014, we sold a bank branch in Overland Park, Kansas to Fidelity Bank in Wichita, Kansas, and branch banks in Anthony and Harper, Kansas to BancCentral, National Association, in Alva, Oklahoma. The sold branches had combined total deposits of $130.6 million and loans of $27.9 million.

These transactions resulted in a net gain of $4.4 million, which is included under noninterest income in the gain on sale of bank branches, net as a separate line item on the Consolidated Statements of Operations.

Note 3:  Investment Securities

A summary of the amortized cost and fair values of investment securities follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At December 31, 2014
Held to Maturity:
Obligations of state and political subdivisions	$12,362	$528	$(10)	$12,880
Total	$12,362	$528	$(10)	$12,880

Available for Sale:
Federal agency securities	$99,959	$359	$(772)	$99,546
Obligations of state and political subdivisions	32,760	519	(140)	33,139
Residential mortgage-backed securities	177,391	1,686	(850)	178,227
Asset-backed securities	9,608	-	(60)	9,548
Other securities	32,557	240	(26)	32,771
Total	$352,275	$2,804	$(1,848)	$353,231

At December 31, 2013
Held to Maturity:
Obligations of state and political subdivisions	$11,720	$395	$-	$12,115
Total	$11,720	$395	$-	$12,115

Available for Sale:
Federal agency securities	$123,332	$330	$(2,889)	$120,773
Obligations of state and political subdivisions	33,685	36	(1,085)	32,636
Residential mortgage-backed securities	183,512	1,747	(2,089)	183,170
Asset-backed securities	9,578	-	(96)	9,482
Other securities	35,316	1,267	(165)	36,418
Total	$385,423	$3,380	$(6,324)	$382,479

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association (“Ginnie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and Federal National Mortgage Association (“Fannie Mae”).

Securities with limited marketability, such as Federal Reserve Bank stock, Federal Home Loan Bank stock, and certain other investments, are carried at cost and included in other assets on our Consolidated Statements of Financial Condition.  Total investments carried at cost were $7.4 million and $8.1 million at December 31, 2014 and 2013, respectively.  There are no identified events or changes in circumstances that may have a significant adverse effect on the investments carried at cost.

A comparison of the amortized cost and approximate fair value of our investment securities by maturity date at December 31, 2014 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
One year or less	$21,290	$21,500	$940	$942
More than one year through five years	171,080	171,850	7,055	7,202
More than five years through ten years	112,732	112,482	1,001	1,041
More than ten years	47,173	47,399	3,366	3,695
Total	$352,275	$353,231	$12,362	$12,880

The foregoing analysis assumes that our residential mortgage-backed securities mature during the period in which they are estimated to prepay.  No other prepayment or repricing assumptions have been applied to our investment securities for this analysis.

Gain or loss on sale or call of investments is based upon the specific identification method.  On the Consolidated Statements of Operations, the 2014 sales of investment securities was the sale of a private equity investment and the sale of a stock investment acquired in a prior year repossession. The 2013 sales of investment securities netted to zero gain. The 2012 gain on sales of investment securities was primarily the result of a single investment security held at cost.

Sales of securities available for sale are as follows:

(Dollars in thousands)	2014	2013	2012
Proceeds from sales	$2,545	$2,744	$6,588
Gross realized gains	1,120	-	45
Gross realized losses	-	-	(10)

The following table shows securities with gross unrealized losses and their fair values by the length of time that the individual securities had been in a continuous unrealized loss position at December 31, 2014 and 2013.  Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
		Amortized cost of	Loss Existing for:		Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses
At December 31, 2014
Held to Maturity:
Obligations of state and political subdivisions	1	$1,718	$(10)	$-	$1,708
	1	$1,718	$(10)	$-	$1,708

Available for Sale:
Federal agency securities	13	$60,578	$(37)	$(735)	$59,806
Obligations of state and political subdivisions	8	10,076	-	(140)	9,936
Residential mortgage-backed securities	40	65,223	(110)	(740)	64,373
Asset-backed securities	3	9,608	(19)	(41)	9,548
Other Securities	2	9,571	(3)	(23)	9,545
Total	66	$155,056	$(169)	$(1,679)	$153,208

At December 31, 2013
Available for Sale:
Federal agency securities	24	$87,921	$(2,885)	$(4)	$85,032
Obligations of state and political subdivisions	20	31,579	(887)	(198)	30,494
Residential mortgage-backed securities	53	104,667	(2,015)	(74)	102,578
Asset-backed securities	3	9,578	(96)	-	9,482
Other Securities	8	27,728	(165)	-	27,563
Total	108	$261,473	$(6,048)	$(276)	$255,149

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time we expect to receive full value for the securities.  Furthermore, as of December 31, 2014, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that we will most likely not have to sell any such securities before a recovery of cost.  The declines in fair value were attributable to increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates.  Management does not believe any of the securities are impaired due to credit quality.  Accordingly, as of December 31, 2014, management believes the impairment of these investments is not deemed to be other-than-temporary.

As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, borrowings from the FHLB, and for other applicable purposes.  Securities with an amortized cost of $218.5 million and $293.4 million were pledged to meet such requirements at December 31, 2014 and 2013, respectively.  Any amount over-pledged can be released at any time.

Note 4:  Loans and Allowance for Loan Losses

We extend commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas.  Our commercial lending operations are concentrated in Oklahoma City, Dallas, Tulsa, and other metropolitan markets in Texas, Kansas, and Oklahoma.  As a result, the collectability of our loan portfolio can be affected by changes in the economic conditions in those states and markets.  Please see “Note 19 Operating Segments” for more detail regarding loans by market.  At December 31, 2014 and 2013,  substantially all of our loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.

Due to the immateriality of the remaining balance of loans covered under the loss sharing agreement with the FDIC, covered and noncovered loans have been combined for reporting purposes. Prior period numbers have also been adjusted to reflect this change. This adjustment has no financial statement impact.

Our loan classifications were as follows:

(Dollars in thousands)	At December 31, 2014	At December 31, 2013
Real estate mortgage:
Commercial	$752,971	$752,279
One-to-four family residential	77,531	83,988
Real estate construction:
Commercial	186,659	143,848
One-to-four family residential	10,464	4,646
Commercial	350,410	255,058
Installment and consumer:
Guaranteed student loans	37	4,394
Other	21,919	26,690
	1,399,991	1,270,903
Less: Allowance for loan losses	(28,452)	(36,663)
Total loans, net	$1,371,539	$1,234,240

Concentrations of Credit.  At December 31, 2014, $413.8 million, or 30%, of our loans consisted of loans to individuals and businesses in the healthcare industry.  We do not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Loans Held for Sale.  We had loans which were held for sale of $1.5 million and $3.1 million at December 31, 2014 and 2013, respectively. The loans currently classified as held for sale, primarily residential mortgage loans, are carried at the lower of cost or market value.    A substantial portion of the one-to-four family residential loans and loan servicing rights, if not retained, are primarily sold to one investor.  These mortgage loans are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan.

Loan Servicing.  We earn fees for servicing real estate mortgages and other loans owned by others.  The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned.  The unpaid principal balance of real estate mortgage loans serviced for others totaled $410.3 million and $390.7 million at December 31, 2014 and 2013, respectively.  Loan servicing rights are capitalized based on estimated fair value at the point of origination.  The servicing rights are amortized over the period of estimated net servicing income.

Acquired Loans.  Changes in the carrying amounts and accretable yields for ASC 310.30 loans were as follows for the year ended December 31, 2014 and 2013.

	For the year ended December 31,
	2014		2013
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$1,597	$16,427	$1,904	$25,707
Payments received	-	(11,049)	-	(6,954)
Transfers to other real estate / repossessed assets	-	-	(36)	(2,110)
Net charge-offs	(10)	(407)	(1)	(468)
Net reclassifications to / from nonaccretable amount	-	-	235	-
Accretion	(1,047)	-	(505)	252
Balance at end of period	$540	$4,971	$1,597	$16,427

Nonperforming / Past Due Loans.  The following table shows the recorded investment in loans on nonaccrual status.

	At December 31,
(Dollars in thousands)	2014	2013
Real estate mortgage:
Commercial	$2,195	$7,766
One-to-four family residential	1,100	513
Real estate construction:
Commercial	73	2,721
Commercial	5,907	8,769
Other consumer	1	50
Total nonaccrual loans	$9,276	$19,819

If interest on nonaccrual loans had been accrued, the interest income as reported in the accompanying Consolidated Statements of Operations would have increased by approximately $0.7 million, $1.2 million, and $1.2 million, for 2014, 2013, and 2012, respectively.

Net cumulative charge-offs against nonaccrual loans at December 31, 2014 and 2013 were $6.0 million and $8.2 million, respectively.

The following table shows the delinquency status of past due loans at the end of the respective reporting period.

		90 days and				Recorded loans
	30-89 days	greater	Total past		Total	> 90 days and
(Dollars in thousands)	past due	past due	due	Current	loans	accruing
At December 31, 2014
Real estate mortgage:
Commercial	$4,053	$2,195	$6,248	$746,723	$752,971	$-
One-to-four family residential	122	1,100	1,222	76,309	77,531	-
Real estate construction:
Commercial	2,177	73	2,250	184,409	186,659	-
One-to-four family residential	-	-	-	10,464	10,464	-
Commercial	1,159	6,044	7,203	343,207	350,410	137
Other	162	1	163	21,793	21,956	-
Total	$7,673	$9,413	$17,086	$1,382,905	$1,399,991	$137

At December 31, 2013
Real estate mortgage:
Commercial	$3,851	$7,766	$11,617	$740,662	$752,279	$-
One-to-four family residential	302	513	815	83,173	83,988	-
Real estate construction:
Commercial	569	2,721	3,290	140,558	143,848	-
One-to-four family residential	-	-	-	4,646	4,646	-
Commercial	1,998	8,819	10,817	244,241	255,058	50
Other	128	53	181	30,903	31,084	3
Total	$6,848	$19,872	$26,720	$1,244,183	$1,270,903	$53

Impaired Loans.  The following table presents loans individually evaluated for impairment by class of loans at the end of the respective reporting period.

	With No Specific Allowance		With A Specific Allowance
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Investment	Balance	Allowance
At December 31, 2014
Commercial real estate	$12,382	$14,752	$11,497	$11,556	$2,047
One-to-four family residential	1,115	1,833	-	-	-
Real estate construction	73	104	-	-	-
Commercial	2,624	2,887	4,315	10,673	1,822
Other	1	2	-	-	-
Total	$16,195	$19,578	$15,812	$22,229	$3,869

At December 31, 2013
Commercial real estate	$38,077	$39,544	$15,903	$16,186	$4,015
One-to-four family residential	510	630	42	94	4
Real estate construction	84	106	2,636	2,762	18
Commercial	1,120	1,254	9,177	14,608	3,863
Other	4	6	46	72	46
Total	$39,795	$41,540	$27,804	$33,722	$7,946

The following table presents the average recorded investment and interest income recognized on impaired loans for the year ended December 31, 2014, 2013, and 2012.

	As of and for the year ended December 31,
	2014		2013		2012
	Average		Average		Average
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(Dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Commercial real estate	$30,257	$968	$63,125	$2,112	$57,483	$1,701
One-to-four family residential	2,764	1	4,645	1	6,054	9
Real estate construction	222	-	2,801	-	6,228	51
Commercial	7,718	68	12,899	87	6,669	137
Other	16	-	129	-	262	-
Total	$40,977	$1,037	$83,599	$2,200	$76,696	$1,898

Included in interest income recognized on impaired loans are $1.0 million and  $2.2 million, and $1.9 million,  for December 31, 2014, 2013, and 2012, respectively, in interest on accruing troubled debt restructurings.

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

Troubled debt restructured loans outstanding as of December 31, 2014 and 2013 are as follows:

	At December 31, 2014		At December 31, 2013
(Dollars in thousands)	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial real estate	$21,685	$1,082	$44,442	$4,456
One-to-four family residential	14	62	18	162
Commercial	1,032	655	1,527	648
Total	$22,731	$1,799	$45,987	$5,312

At December 31, 2014 and 2013,  we had no significant commitments to lend additional funds to debtors whose loan terms have been modified in troubled debt restructuring.

Loans modified as troubled debt restructurings that occurred during the year ended December 31, 2014 and 2013 are shown in the following tables:

	For the year ended December 31,
	2014		2013
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial real estate	1	$5	9	$4,732
One-to-four family residential	-	-	1	68
Commercial	5	564	5	784
Total	6	$569	15	$5,584

The modifications of loans identified as troubled debt restructurings primarily related to payment extensions and/or reductions in the interest rate.  The financial impact of troubled debt restructurings is not significant.

As of December 31, 2014, there were no loans modified as a troubled debt restructuring which subsequently defaulted. As of December 31, 2013, there was one commercial real estate loan with a recorded investment of $0.2 million that was modified as a troubled debt restructuring which subsequently defaulted.  Default, for this purpose, is deemed to occur when a loan is 90 days or more past due or transferred to nonaccrual and is within twelve months of restructuring.

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

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans.  As of December 31, 2014 and 2013, based on the most recent analysis performed as of those dates, the risk category of loans by class is as follows:

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At December 31, 2014
Grade:
Pass	$690,791	$76,322	$194,670	$331,594	$21,849	$1,315,226
Special Mention	34,287	22	420	7,144	106	41,979
Substandard	27,594	1,154	2,033	6,725	1	37,507
Doubtful	299	33	-	4,947	-	5,279
Total	$752,971	$77,531	$197,123	$350,410	$21,956	$1,399,991

At December 31, 2013
Grade:
Pass	$610,929	$81,534	$101,715	$233,132	$30,893	$1,058,203
Special Mention	62,932	1,452	22,576	6,130	141	93,231
Substandard	77,453	944	24,203	11,329	50	113,979
Doubtful	965	58	-	4,467	-	5,490
Total	$752,279	$83,988	$148,494	$255,058	$31,084	$1,270,903

Allowance for Loan Losses.  The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment evaluation method as of December 31, 2014 and 2013.

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At December 31, 2014
Balance at beginning of period	$18,854	$850	$5,523	$10,985	$451	$36,663
Loans charged-off	(1,400)	(289)	(655)	(4,014)	(558)	(6,916)
Recoveries	3,733	213	-	1,119	264	5,329
Provision for loan losses	(7,509)	(62)	(709)	1,524	132	(6,624)
Balance at end of period	$13,678	$712	$4,159	$9,614	$289	$28,452

Allowance for loan losses ending balance:
Individually evaluated for impairment	$2,047	$-	$-	$1,822	$-	$3,869
Collectively evaluated for impairment	11,631	712	4,159	7,792	289	24,583
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$13,678	$712	$4,159	$9,614	$289	$28,452

Loans receivable ending balance:
Individually evaluated for impairment	$23,907	$538	$104	$13,560	$2	$38,111
Collectively evaluated for impairment	725,635	75,598	196,905	336,818	21,953	1,356,909
Acquired with deteriorated credit quality	3,429	1,395	114	32	1	4,971
Total ending loans balance	$752,971	$77,531	$197,123	$350,410	$21,956	$1,399,991

	Commercial	1-4 Family	Real Estate
	Real Estate	Residential	Construction	Commercial	Other	Total
At December 31, 2013
Balance at beginning of period	$27,223	$861	$5,271	$12,604	$759	$46,718
Loans charged-off	(806)	(578)	246	(8,599)	(267)	(10,004)
Recoveries	171	253	4,527	2,049	158	7,158
Provision for loan losses	(7,734)	314	(4,521)	4,931	(199)	(7,209)
Balance at end of period	$18,854	$850	$5,523	$10,985	$451	$36,663

Allowance for loan losses ending balances:
Individually evaluated for impairment	$4,012	$-	$18	$3,863	$46	$7,939
Collectively evaluated for impairment	14,839	797	5,505	7,122	405	28,668
Acquired with deteriorated credit quality	3	53	-	-	-	56
Total ending allowance balance	$18,854	$850	$5,523	$10,985	$451	$36,663

Loans receivable ending balance:
Individually evaluated for impairment	$47,730	$456	$2,720	$10,297	$50	$61,253
Collectively evaluated for impairment	693,267	79,602	145,576	243,790	30,988	1,193,223
Acquired with deteriorated credit quality	11,282	3,930	198	971	46	16,427
Total ending loans balance	$752,279	$83,988	$148,494	$255,058	$31,084	$1,270,903

	Commercial	1-4 Family	Real Estate
	Real Estate	Residential	Construction	Commercial	Other	Total
At December 31, 2012
Balance at beginning of period	$21,749	$1,016	$11,177	$9,827	$915	$44,684
Loans charged-off	(2,167)	(269)	-	(4,455)	(649)	(7,540)
Recoveries	58	271	1,972	3,671	495	6,467
Provision for loan losses	7,583	(157)	(7,878)	3,561	(2)	3,107
Balance at end of period	$27,223	$861	$5,271	$12,604	$759	$46,718

Allowance for loan losses ending balances:
Individually evaluated for impairment	$5,094	$7	$50	$6,492	$81	$11,724
Collectively evaluated for impairment	21,975	785	5,221	6,111	678	34,770
Acquired with deteriorated credit quality	154	69	-	1	-	224
Total ending allowance balance	$27,223	$861	$5,271	$12,604	$759	$46,718

Loans receivable ending balance:
Individually evaluated for impairment	$54,055	$570	$4,202	$16,759	$88	$75,674
Collectively evaluated for impairment	816,920	70,384	130,207	223,739	36,104	1,277,354
Acquired with deteriorated credit quality	18,298	4,881	382	2,037	109	25,707
Total ending loans balance	$889,273	$75,835	$134,791	$242,535	$36,301	$1,378,735

Note 5:  Premises and Equipment

Year-end premises and equipment were as follows:

	At December 31,
(Dollars in thousands)	2014	2013
Land	$5,496	$6,057
Buildings and improvements	20,967	21,751
Furniture, fixtures, and equipment	29,091	27,268
Construction/remodeling in progress	574	1,159
	56,128	56,235
Accumulated depreciation and amortization	(37,540)	(35,402)
Total premises and equipment, net	$18,588	$20,833

Depreciation of premises and equipment totaled $2.8 million in 2014 and $2.5 million in 2013 and 2012.

We lease certain equipment and premises for our operations.  Future minimum annual rental payments required under operating leases, net of sublease agreements, that have initial or remaining lease terms in excess of one year as of December 31, 2014 were as follows:

(Dollars in thousands)
2015	$2,534
2016	1,784
2017	667
2018	597
2019	519
Thereafter	1,146
Total	$7,247

The total rental expense was $2.4 million, $2.6 million, and $2.5 million in 2014, 2013, and 2012, respectively.

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

Goodwill totaled $1.2 million at December 31, 2014 and 2013, of which, $0.2 million of goodwill is reported in the Oklahoma Banking segment and $1.0 million is reported in the Texas Banking segment.  Further information regarding operating segments can be found in “Note 19 Operating Segments”.

Based on our annual goodwill impairment test as of October 1, 2014 and updated through December 31, 2014, management does not believe any of its goodwill is impaired as of December 31, 2014.  We did not recognize an impairment during the years ended December 31, 2014, 2013 and 2012.

The following table presents the gross carrying amount of other intangible assets and accumulated amortization.

	At December 31,
(Dollars in thousands)	2014	2013
Core deposit premiums	$4,253	$5,400
Less accumulated amortization	(3,724)	(3,343)
Core deposit premiums, net	529	2,057

Loan servicing rights	12,564	11,689
Less accumulated amortization	(9,166)	(8,766)
Loan servicing rights, net	3,398	2,923

Other intangible assets, net	$3,927	$4,980

Core deposit intangibles are amortized using an economic life method based on deposit attrition.  As a result, amortization will decline over time with most of the amortization occurring during the initial years.  The weighted average amortization period for core deposit intangibles is approximately 10 years.  Amortization expense related to core deposit intangibles totaled $0.4  million in 2014 and $0.5 million in 2013 and 2012.    In addition, the impact of the Kansas branch sales resulted in a $1.1 million reduction to core deposit intangibles.

During 2014 and 2013,  we had recorded loan servicing rights amortization expense of $0.4  million and $0.8 million, respectively.

The estimated aggregate future amortization expense for other intangible assets remaining as of December 31, 2014 is as follows:

(Dollars in thousands)	Core Deposit Premiums	Loan Servicing Rights	Total
2015	$252	$635	$887
2016	207	537	744
2017	65	453	518
2018	5	379	384
2019	-	314	314
Thereafter	-	1,080	1,080
	$529	$3,398	$3,927

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

ASC 820, Fair Value Measurements, establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

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

The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies.  However, considerable judgment is required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amount we could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.  There were no significant changes in valuation methods used to estimate fair value during the year ended December 31, 2014.

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

The fair value of a single private equity investment is estimated based on our proportionate share of the net asset value, $0 and $2.4 million as of December 31, 2014 and December 31, 2013, respectively.  The investee invests in small and mid-sized U.S. financial institutions and other financial-related companies.  This investment was redeemed as of December 31, 2014.

Derivative instruments – We utilize an interest rate swap agreement to convert one of our variable-rate subordinated debentures to a fixed rate. This has been designated as a cash flow hedge. During 2014 we began offering an interest rate swap program that permits qualified customers to manage interest rate risk on variable rate loans with Bank SNB. Derivative contracts are executed between our customers and Bank SNB. Offsetting contracts are executed by Bank SNB and approved counterparties. The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to us. The fair value of the interest rate swap agreements are obtained from dealer quotes.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2014 and 2013.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2014
Available for sale securities:
Federal agency securities	99,546	-	99,546	-
Obligations of state and political subdivisions	33,139	-	33,139	-
Residential mortgage-backed securities	178,227	-	178,227	-
Asset-backed securities	9,548	-	9,548	-
Other securities	32,771	142	32,629	-

Derivative instruments, net	(1,586)	-	(1,586)	-
Total	$351,645	$142	$351,503	$-

At December 31, 2013
Available for sale securities:
Federal agency securities	120,773	-	120,773	-
Obligations of state and political subdivisions	32,636	-	32,636	-
Residential mortgage-backed securities	183,170	-	183,170	-
Asset-backed securities	9,482	-	9,482	-
Other securities	36,418	151	36,267	-

Derivative instruments, net	(1,967)	-	(1,967)	-
Total	$380,512	$151	$380,361	$-

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

Core deposit premiums – Except for the 2014 branch sales, the fair value of core deposit premiums are based on third-party appraisals. There has been no impairment during 2014 or 2013; therefore, no fair value adjustment was recorded through earnings.

Mortgage loan servicing rights – There is no active trading market for loan servicing rights.  The fair value of loan servicing rights is estimated by calculating the present value of net servicing revenue over the anticipated life of each loan.  A cash flow model is used to determine fair value.  Key assumptions and estimates, including projected prepayment speeds and assumed servicing costs, earnings on escrow deposits, ancillary income, and discount rates, used by this model are based on current market sources.  A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults, and other relevant factors.  The prepayment model is updated for changes in market conditions.   For the year ended December 31, 2014 and December 31, 2013, no impairment of mortgage loan servicing rights was incurred.

Assets that are measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013 are summarized below.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2014
Impaired loans at fair value :
Commercial real estate	$11,762	$-	$11,762	$-
Commercial	5,722	-	5,722	-

Loans held for sale:
One-to-four family residential	763	-	763	-
Government guaranteed commercial real estate	705	-	705	-
Other loans held for sale	17	-	17	-

Other real estate	3,097	-	3,097	-
Goodwill	1,214	-	1,214	-
Core deposit premium	530	-	530	-
Mortgage loan servicing rights	3,529	-	-	3,529
Total	$27,339	$-	$23,810	$3,529

At December 31, 2013
Impaired loans at fair value :
Commercial real estate	$20,764	$-	$20,764	$-
One-to-four family residential	1,045	-	1,045	-
Real estate construction	2,636	-	2,636	-
Commercial	9,176	-	9,176	-
Other consumer	75	-	75	-

Loans held for sale:
One-to-four family residential	2,235	-	2,235	-
Government guaranteed commercial real estate	769	-	769	-
Other loans held for sale	56	-	56	-

Other real estate	2,654	-	2,654	-
Goodwill	1,214		1,214
Core deposit premium	2,058	-	2,058	-
Mortgage loan servicing rights	3,492	-	-	3,492
Total	$46,174	$-	$42,682	$3,492

Impaired loans measured at fair value with a carrying amount of $21.9 million were written down to a fair value of $17.5 million, resulting in a life-to-date impairment of $4.4 million.  As of December 31, 2013, impaired loans measured at fair value with a carrying amount of $47.0 million were written down to the fair value of $33.7 million at December 31, 2013, resulting in a life-to-date impairment charge of $13.3 million.

As of December 31, 2014, other real estate assets were written down to their fair values, resulting in an impairment charge of approximately $0.6 million, which was included in noninterest expense for the year ended December 31, 2014.  In the prior year, other real estate assets were written down to their respective fair values, resulting an impairment charge of $2.2 million, which was included in noninterest expense for the year ended December 31, 2013.

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

Subordinated debentures – Two subordinated debentures have floating rates that reset quarterly.  The fair value of the floating rate subordinated debentures approximates carrying value at December 31, 2014 and December 31, 2013.

The carrying values and estimated fair values of our financial instruments segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	At December 31, 2014		At December 31, 2013
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$140,936	$140,936	$279,839	$279,839
Securities held to maturity	12,362	12,880	11,720	12,115
Accrued interest receivable	4,723	4,723	5,335	5,335
Derivative asset	787	787	-	-
Investments included in other assets	7,444	7,444	8,140	8,140
Level 3 inputs:
Total loans, net of allowance	1,371,539	1,303,047	1,234,240	1,190,869
Financial liabilities:
Level 2 inputs:
Deposits	1,533,999	1,450,540	1,584,086	1,486,939
Accrued interest payable	769	769	832	832
Other liabilities	8,334	8,334	8,248	8,248
Derivative liabilities	2,373	2,373	1,967	1,967
Other borrowings	79,380	81,544	80,632	83,593
Subordinated debentures	46,393	46,393	46,393	46,393

Note 8:  Deposits

The following table summarizes deposits as of December 31, 2014 and 2013.

(Dollars in thousands)	2014	2013
Noninterest-bearing demand	$496,128	$444,796
Interest-bearing demand	122,342	120,156
Money market accounts	461,679	439,981
Savings accounts	32,795	41,727
Time deposits of $100,000 or more	198,952	251,185
Other time deposits	222,103	286,241
Total deposits	$1,533,999	$1,584,086

The total amount of overdrawn deposit accounts that were reclassified as loans at December 31, 2014 and 2013 was  $0.2 million and $0.5 million, respectively.

The aggregate amounts of time deposits in denominations of $250,000 or more at December 31, 2014 and 2013 were $44.6 million and $59.0 million, respectively.

Some of our interest-bearing deposits were obtained through brokered transactions and we participate in the Certificate of Deposit Account Registry Service (“CDARS”).  CDARS deposits totaled $3.4 million at December 31, 2014 and $1.3 million at December 31, 2013.  There were no  capital market certificate of deposits at December 31, 2014 and December 31, 2013.

Scheduled time deposit maturities as of December 31, 2014 are as follows:

(Dollars in thousands)
2015	$ 296,355
2016	75,212
2017	32,831
2018	10,938
2019	5,719
Thereafter	-
Total time deposits	$ 421,055

Note 9:  Borrowed Funds

We have available various forms of other borrowings for cash management and liquidity purposes.  These forms of borrowings include short term federal funds purchased and securities sold under agreements to repurchase, and advances from the FHLB and the FRB.  The following table summarizes borrowed funds for the periods indicated:

	2014			2013
(Dollars in thousands)	Balance at December 31	Average Balance	Weighted Average Rate	Balance at December 31	Average Balance	Weighted Average Rate
Securities sold under repurchase
agreements	$54,380	$57,965	0.05%	$55,632	$49,115	0.05%
Federal Home Loan Bank advances	25,000	25,000	3.47	25,000	25,000	3.47
	$79,380			$80,632

We have approved federal funds purchase lines totaling $140.0 million with four financial entities.  We sell securities under agreements to repurchase with us retaining custody of the collateral.  Collateral consists of direct obligations of U.S. Government and Federal Agency issues, which are designated as pledged with our safekeeping agent.  The type of collateral required, the retention of the collateral, and the security sold, minimize our risk of exposure to loss.  These transactions are for one-to-four day periods.  At December 31, 2014 and 2013, no repurchase agreement exceeded 10% of equity capital.

We have entered into an agreement with the FHLB to obtain advances from the FHLB from time to time.  At December 31, 2014, the Bank SNB line of credit with the FHLB had an outstanding balance of $25.0 million.  The terms of the agreement are set forth in the Advance, Pledge and Security Agreement (the “Agreement”).  The FHLB requires that we pledge collateral on such advances.  Under the terms of the Agreement, the discounted value of the collateral, as defined by the FHLB, should at all times be at least equal to the amount borrowed by us.  Such advances outstanding are subject to a blanket collateral arrangement, which requires the pledging of eligible collateral to secure such advances.  Such collateral principally includes certain loans and securities.  At December 31, 2014 and 2013, loans pledged under the Agreement were $528.4 million and $517.8 million, and investment securities pledged (at carrying value) were $0 and $50.1 million, respectively.  There are no scheduled minimum future principal payments on the FHLB line of credit until after 2016.

We are qualified to borrow funds from the FRB through their Borrower-In-Custody program.  Collateral under this program consists of pledged selected commercial and industrial loans.  Currently, the collateral will allow us to borrow up to $60.7 million.

Note 10:  Trust Preferred Securities and Subordinated Debentures

At December 31, 2014 and 2013,  we had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts.

At December 31, 2014
(Dollars in thousands)	Subordinated Debentures Owed to Trusts	Trust Preferred Securities of the Trusts	Rates	Final Maturity Date
OKSB Statutory Trust I	$20,619	$20,000	3.35%	June 26, 2033
SBI Capital Trust II	25,774	25,000	3.08%	October 7, 2033
	$46,393	$45,000

At December 31, 2013
(Dollars in thousands)	Subordinated Debentures Owed to Trusts	Trust Preferred Securities of the Trusts	Rates	Final Maturity Date
OKSB Statutory Trust I	$20,619	$20,000	3.35%	June 26, 2033
SBI Capital Trust II	25,774	25,000	3.09%	October 7, 2033
	$46,393	$45,000

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

In July 2008, our subsidiary, Southwest Capital Trust II, sold to investors in a public offering $34.5 million of 10.50% trust preferred securities (the “OKSBP Trust Preferred”).  In addition to these trust preferred securities, Southwest Capital Trust II sold $1.1 million of trust common equity to us.  The aggregated proceeds of $35.6 million were used to purchase an equal amount of our 10.50% subordinated debentures (the “OKSBP Subordinated Debentures”).    On September 15, 2013, we redeemed all of the OKSBP Trust Preferred pursuant to the optional redemption provisions provided in the documents governing the OKSBP Trust Preferred.  The OKSBP Trust Preferred were redeemed at the liquidation amount of $25 per trust preferred security plus accrued and unpaid distributions to the redemption date of September 15, 2013; settlement occurred on September 16, 2013.  We also redeemed $1.1 million in common securities issued by Southwest Capital Trust II and related to the OKSBP Trust Preferred.  Following the redemption, our capital levels remained well in excess of the regulatory minimum for well capitalized status.  The redemption was funded with cash on hand.

At December 31, 2014, we had an aggregate of $46.4 million of subordinated debentures outstanding and had an asset of $1.4 million representing our total investment in the common equity issued by the Trusts.  The sole assets of the Trusts are the subordinated debentures and the liabilities of the Trusts of the OKSB Trust Preferred and SBI II Trust Preferred.  We have, through various contractual arrangements, unconditionally guaranteed payment of all obligations of our Trusts with respect to our OKSB Trust Preferred and our SBI II Trust Preferred.

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

Each of the Trust Preferred issuances meets the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Trust Preferred and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital.  At December 31, 2014, $45.0 million of the Trust Preferred was included in Tier I capital.

We de-consolidate our investments in OKSB Statutory Trust I and SBI Capital Trust II (the “Trusts”) in this Annual Report.  Due to this required de-consolidation, the trust preferred securities are not presented on the Consolidated Statements of Financial Condition and the subordinated debentures are presented on the Consolidated Statements of Financial Condition as a separate liability category.

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

Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms.  Institutional counterparties must have an investment grade credit rating and be approved by our asset/liability management and executive loan committees.  Our credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty.  Access to collateral in the event of default is reasonably assured. Therefore, credit exposure may be reduced by the amount of collateral pledged by the counterparty.

Customer Risk Management Interest Rate Swaps

Our qualified customers have the opportunity to participate in our interest rate swap program for the purpose of managing interest rate risk on their variable rate loans with us.  If we enter into such agreements with customers, then offsetting agreements are executed between us and approved dealer counterparties to minimize our market risk from changes in interest rates.  The counterparty contracts are identical to customer contracts in terms of notional amounts, interest rates, and maturity dates, except for a fixed pricing spread or fee paid to us by the dealer counterparty.  These interest rate swaps carry varying degrees of credit, interest rate and market or liquidity risks.  The fair value of derivative instruments are recognized as either non-hedge derivative assets or liabilities in the Consolidated Statements of Financial Condition.

We have entered into three customer interest rate swap agreements that effectively convert the loan interest rate from floating rate based on LIBOR to a fixed rate for the customer.  As of December 31, 2014, these loans had an outstanding balance of $34.3 million.  We have entered into offsetting agreements with dealer counterparties.  The following table summarizes the fair values of derivative contracts recorded as “non-hedge derivative assets” and “non-hedge derivative liabilities” in the Consolidated Statements of Financial Condition.

	As of December 31,2014
(Dollars in thousands)	Notional	Fair Value
Non-hedge derivative assets	$34,322	$787
Non-hedge derivative liabilities	34,322	787

The floating rates to us in connection with these instruments are 2.97%, 2.87%, and 2.30% over the one-month LIBOR as of December 31, 2014.  There was $0.3 million of collateral required to be posted by us as of December 31, 2014 to dealer counterparties. We posted a security to cover the collateral required. These interest rate swaps are not designated as hedging instruments.

Interest Rate Swap on Trust Preferred Securities

We have an interest rate swap agreement with a total notional amount of $25.0 million.  The interest rate swap contract was designated as a cash flow hedging instrument with the objective of protecting the overall cash flow from our quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven year period beginning February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month LIBOR.  Under the swap, we will pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85% on a total notional amount of $25.0 million, with quarterly settlements.  The rate received by us as of December 31, 2014 was 3.08%.

The estimated fair value of the interest rate derivative contract outstanding as of December 31, 2014 and 2013 resulted in a pre-tax loss of $1.6 million and $2.0 million, respectively, and was included in other liabilities in the Consolidated Statement of Financial Condition.

The effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument, a $0.3 million loss and a $0.7 million gain for the year ended December 31, 2014 and 2013, respectively, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense.  No ineffectiveness related to the interest rate derivative was recognized during either reporting period.

Net cash flows as a result of the interest rate swap agreement were $0.8 million for year ended December 31, 2014 and 2013, and were included in interest expense on subordinated debentures.

The fair value of cash and securities posted as collateral by us related to the derivative contract was $2.1 million and $4.1 million at December 31, 2014 and 2013, respectively.

There are no credit-risk-related contingent features associated with our derivative contract.

Note 12:  Taxes on Income

The components of taxes on income follow:

	For the Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Current tax (benefit) expense:
Federal	$3,251	$462	$712
State	186	74	232
Deferred tax expense (benefit):
Federal	7,970	9,362	8,145
State	1,210	858	794
Taxes on income	$12,617	$10,756	$9,883

A reconciliation from the expected tax expense (benefit) using the U.S. Federal income tax rate of 35% to consolidated effective income tax expense (benefit) follows:

	For the Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Computed tax (benefit) expense at statutory rates	$11,777	$9,867	$9,124
Increase (decrease) in income taxes resulting from:
Benefit of income not subject to U.S. Federal income tax	(209)	(213)	(213)
Expenses not deductible for U.S. Federal income tax	129	96	150
State income taxes, net of Federal income tax benefit	907	749	476
State payment or refund from prior periods (federally tax affected)	-	-	50
Tax credit recapture	-	76	-
Other	13	181	296
Taxes on income	$12,617	$10,756	$9,883

The calculated year-to-date effective tax rate is  37.5% for 2014,  38.2%  for 2013, and 37.9% for 2012.

During 2014, we fully utilized the remaining federal net operating loss carryforward and the alternative minimum tax credit that can be carried forward.  At December 31, 2014,  we had $35.8 million state net operating loss carryforward expiring in 2031.

At December 31, 2013,  we had $10.7 million federal net operating loss carryforward expiring in 2031, $53.1 million of state net operating loss carryforward expiring in 2031, and $0.6 million of state net operating loss carryforward expiring in 2021.  In addition, we had $2.5 million alternative minimum tax credit that can be carried forward indefinitely.

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of certain income and expense items for financial statement reporting purposes.  A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.  It was determined that no valuation allowance is required for 2014.

Net deferred tax assets of $14.1 million and $24.9 million at December 31, 2014 and 2013, respectively, are reflected in the accompanying Consolidated Statements of Financial Condition in other assets.

Temporary differences that give rise to the deferred tax assets include the following:

	At December 31,
(Dollars in thousands)	2014	2013
Deferred tax assets:
Provision for loan losses	$11,753	$15,072
Net operating loss carryforward	1,310	5,065
Tax credit carryforward	-	3,443
Write-downs on other real estate	187	-
Nonaccrual loan interest	500	539
Deferred compensation & profit sharing accrual	204	173
Investments	303	468
Section 597 gain - FDIC-assisted acquisition	667	1,214
Accrued expenses	1,275	812
Other	53	43
Total deferred tax assets	16,252	26,829

Deferred tax liabilities:
Accumulated depreciation	(2,133)	(2,476)
Amortizable assets	(116)	(614)
Dividend - Equity vs. Cost Method	(206)	(316)
Prepaid expenses	(123)	(188)
FHLB stock dividends	(73)	(192)
Stock-based compensation	258	(6)
Total deferred tax liabilities	(2,393)	(3,792)
Deferred taxes (payable) receivable on investment
securities available for sale	235	1,900
Net deferred tax asset	$14,094	$24,937

We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to U.S. federal or state tax examinations for years before 2010.  On February 15, 2012, we were notified by the Internal Revenue Service that the 2009 income tax filing was under audit and on January 14, 2013, we received final notice that the examination was completed with no adjustments were proposed.  Additionally, as procedurally required, our company’s 2010 and 2011 federal returns were examined in connection with the 2011 net operating loss carryback and no adjustments were required.

Unrecognized Tax Benefits – ASC 740, Income Taxes, provides guidance on the recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties.  As of December 31, 2014, we have no unrecognized tax benefits related to Federal or State income tax matters and do not anticipate any changes within the next twelve months.  Additionally, no interest and penalties have been accrued related to uncertain tax positions.

Note 13:  Shareholders’ Equity

We have reserved for issuance 150,000 shares of common stock pursuant to the terms of the Employee Stock Purchase Plan.  The Employee Stock Purchase Plan allows our employees to acquire additional common shares through payroll deductions.  From July 1999 to August 2009, shares issued out of this plan came from treasury shares, subsequent shares issued came from the reserved shares.  As of December 31, 2014, 57,944 new shares had been issued and 52,500 treasury shares had been reissued under this plan.

We have reserved 800,000 shares of common stock pursuant to the terms of the 2008 Stock Plan.  The 2008 Stock Plan provides selected key employees with the opportunity to acquire common stock.  As of December 31, 2014, 400,864 new shares had been issued and 25,725 treasury shares had been reissued by the 2008 Stock Plan.

Stock Repurchase Program – On August 14, 2014, our board of directors authorized the repurchase of up to 5% or 990,000 shares, of our common stock. The share repurchases are expected to be made primarily on the open market from time to time until August 14, 2015.  Repurchases under the program are available at the discretion of management based upon market, business, legal, and other factors. During 2014, we repurchased 617,818 shares for a total of $10.3 million.

Note 14:  Earnings per Common Share

The following table shows the computation of basic and diluted earnings per common share:

(Dollars in thousands, except earnings per share data)	2014	2013	2012
Numerator:
Net income	$21,030	$17,435	$16,187
Preferred dividend	-	-	(2,196)
Warrant amortization	-	-	(1,545)
Net income available to common shareholders	21,030	17,435	12,446
Earnings allocated to participating securities	(253)	(139)	-
Numerator for basic earnings per common share	$20,777	$17,296	$12,446
Effect of reallocating undistributed earnings
of participating securities	253	139	-
Numerator for diluted earnings per common share	$21,030	$17,435	$12,446

Denominator:
Denominator for basic earnings per common share	19,416,582	19,516,776	19,374,098
Dilutive effect of stock compensation	142,877	87,469	-
Denominator for diluted earnings per common share	19,559,459	19,604,245	19,374,098

Earnings per common share:
Basic	$1.07	$0.89	$0.64
Diluted	$1.07	$0.89	$0.64

Note 15:  Capital Requirements and Regulatory Matters

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

Management believes that, as of December 31, 2014 and December 31, 2013, we and Bank SNB met all capital adequacy requirements.

As of December 31, 2014 and December 31, 2013, Bank SNB was categorized as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.

A summary of actual capital amounts and ratios as of December 31, 2014 are presented below.

			To Be Well Capitalized
			Under Prompt Corrective		For Capital
	Actual		Action Provisions		Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Capital (to risk-weighted assets)
Southwest	$334,348	20.96%	$159,504	10.00%	$127,603	8.00%
Bank SNB	298,224	18.81	158,518	10.00	126,814	8.00
Tier I Capital (to risk-weighted assets)
Southwest	314,216	19.70	95,702	6.00	63,801	4.00
Bank SNB	278,214	17.55	95,111	6.00	63,407	4.00
Tier I Leverage (to average assets)
Southwest	314,216	16.45	95,534	5.00	76,428	4.00
Bank SNB	278,214	14.64	95,030	5.00	76,024	4.00

A summary of actual capital amounts and ratios as of December 31, 2013 are presented below.

			To Be Well Capitalized
			Under Prompt Corrective		For Capital
	Actual		Action Provisions		Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Capital (to risk-weighted assets)
Southwest	$310,867	21.59%	$143,993	10.00%	$115,194	8.00%
Bank SNB	284,388	19.83	143,413	10.00	114,730	8.00
Tier I Capital (to risk-weighted assets)
Southwest	292,051	20.28	86,396	6.00	57,597	4.00
Bank SNB	266,132	18.56	86,048	6.00	57,365	4.00
Tier I Leverage (to average assets)
Southwest	292,051	14.86	98,246	5.00	78,597	4.00
Bank SNB	266,132	13.62	97,719	5.00	78,175	4.00

The approval of the Oklahoma State Banking Department and the Federal Reserve Bank is required if the total of all dividends declared by Bank SNB in any calendar year exceeds the total of its net profits of that year combined with its retained net profits of the preceding two years.  In addition, Bank SNB may not pay a dividend if, after paying the dividend, Bank SNB would be undercapitalized.  For the year ended December 31, 2014,  2013, and 2012, Bank SNB declared $18.0 million, $19.5 million, and $70.0 million in dividends, respectively.

Note 16:  Employee Benefits

We sponsor a 401(k) defined contribution savings plan. The plan covers all employees who have completed one year of service and have attained the age of 21.  The plan is subject to the Employee Retirement Income Security Act of 1974, as amended.  This plan permits participants to make before or after-tax contributions in an amount not exceeding 90% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations.  We will make an annual nonelective contribution of 3% of eligible compensation.  We made contributions of $0.6  million, $1.0 million, and $0.7 million in 2014,  2013, and 2012, respectively.

Stock Options – We recorded no share-based compensation expense with respect to stock options for the years ended December 31, 2014, 2013, and 2012. The share-based compensation is calculated using the accrual method, which treats each vesting tranche as a separate award and amortizes expense evenly from grant date to vest date for each tranche.  The amortization of stock-based compensation reflects actual forfeitures, and as of December 31, 2014, there was no unrecognized compensation expense.  The deferred tax asset that was recorded related to this compensation expense was approximately $0 for tax years 2014, 2013, and 2012.

We have computed the estimated fair values of all share-based compensation using the Black-Scholes option pricing model.  No options were granted in 2014, 2013, or in 2012.

As of December 31, 2012, 5,000 options were outstanding with a weighted average exercise price of $16.93. During 2013, all 5,000 outstanding options expired at a weighted average exercise price of $16.93. There were no outstanding options as of December 31, 2013 and 2014.

No stock options were exercised in 2014, 2013 and 2012.

Restricted Stock - Restricted shares granted as of December 31, 2014, 2013 and 2012 was 477,987,  401,844, and 200,798, respectively.  We recognized $0.9 million for the year ended December 31, 2014 and $0.7 million for the year ended December 31, 2013 and $0.1 million for the year ended December 31, 2012, in compensation expense, related to all restricted shares outstanding.  At December 31, 2014, there was $1.6 million of total unrecognized compensation expense related to restricted shares granted under the 2008 Stock Plan. Of the total unrecognized compensation expense at December 31, 2014, $0.9 million will be recognized in 2015, and the remainder will be recognized the following two years.

The 2014 and 2013 grants of restricted stock have a vesting period between one to three years.  The restrictions on the shares expire one year after the award date or upon the earlier to occur of satisfaction of vesting conditions, a change in control of us, or the permanent and total disability or death of the participant.  We recognize compensation expense over the restricted period.

Note 17:  Related Party Transactions

Directors and officers of us and Bank SNB were customers of, and had transactions with, us in the ordinary course of business, and similar transactions are expected in the future.  All loans included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and in management’s opinion did not involve more than normal risk of loss or present other unfavorable features.  Certain directors, and companies in which they have ownership interests, had indebtedness to us totaling $9.1  million and $3.4 million at December 31, 2014 and 2013, respectively.  During 2014, $7.1 million of new loans and advances on existing loans were made to these persons and repayments totaled $1.4 million.

At December 31, 2014 and 2013, directors, officers and other related parties had demand, non-interest bearing deposits of $4.2 million and $1.7 million, respectively, savings and interest-bearing transaction accounts of $19.4 million and $17.0 million, respectively, and time certificates of deposit of $0 and $0.7 million, respectively.

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

The following table provides a summary of our off-balance sheet financial instruments:

	At December 31,
(Dollars in thousands)	2014	2013
Commitments to extend commercial and real estate mortgage credit	$324,927	$323,925
Standby and commercial letters of credit	7,287	5,800
Total	$332,214	$329,725

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

Severance Compensation Plan and Change in Control Agreements – We have adopted a Severance Compensation Plan and a Change of Control Agreement (the “Plans”) for the benefit of certain officers and key members of management.  The Plan’s purpose is to protect and retain certain qualified employees in the event of a change in control and to reward those qualified employees for loyal service to us by providing severance compensation to them upon their involuntary termination of employment after a change in control of Southwest.  At December 31, 2014,  we have not recorded any amounts in the Consolidated Financial Statements relating to the Plans.  If a change of control were to occur, the maximum amount payable to certain officers and key members of management would approximate $4.5  million.

Note 19:  Operating Segments

We operate five principal segments:  Oklahoma Banking, Texas Banking, Kansas Banking,  Mortgage Banking, and Other Operations.  The Oklahoma Banking segment, the Texas Banking segment, and the Kansas Banking segment provide deposit and lending services.  The Mortgage Banking segment consists of residential mortgage lending services to customers.  Prior to the fourth quarter of 2013, the Mortgage Banking segment only included loans available for sale in the secondary market.  During the fourth quarter of 2013, one-to-four family mortgages were combined with the available for sale loans for inclusion in the Mortgage Banking segment.    This adjustment had an immaterial impact on interest income for the first nine months of 2013 and 2012.  Other Operations includes our funds management unit and corporate investments.

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

Capital is assigned to each of the segments using a risk-based capital pricing methodology that assigns capital ratios by asset, deposit, or revenue category based on credit risk, interest rate risk, market risk, operational risk, and liquidity risk factors.  There were no significant changes in 2014 due to funds transfer pricing, capital assignments, or expense allocations.

The following table summarizes financial results by operating segment:

For the year ended December 31, 2014
	Oklahoma	Texas	Kansas	Mortgage	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Operations*	Company

Net interest income	$38,090	$19,187	$9,469	$756	$(2,498)	$65,004
Provision for loan losses	(2,537)	(3,640)	(425)	(24)	2	(6,624)
Noninterest income	6,885	1,594	1,576	2,145	6,731	18,931
Noninterest expenses	29,086	13,387	8,616	2,277	3,546	56,912
Income before taxes	18,426	11,034	2,854	648	685	33,647
Taxes on income	6,909	4,138	1,070	243	257	12,617
Net income	$11,517	$6,896	$1,784	$405	$428	$21,030

* Includes externally generated revenue of $7.6 million, primarily from investing services, and an internally generated loss of $3.3 million from the funds management unit

Total loans at period end	$772,710	$460,680	$146,043	$20,552	$6	$1,399,991
Total assets at period end	781,647	458,489	147,256	24,057	530,585	1,942,034
Total deposits at period end	1,109,613	224,634	110,901	3,864	84,987	1,533,999

For the year ended December 31, 2013
	Oklahoma	Texas	Kansas	Mortgage	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Operations*	Company

Net interest income	$34,725	$18,949	$10,527	$670	$(2,221)	$62,650
Provision for loan losses	(486)	(6,403)	(472)	148	4	(7,209)
Noninterest income	6,943	1,305	1,944	2,701	750	13,643
Noninterest expenses	28,000	9,494	11,898	2,287	3,632	55,311
Income (loss) before taxes	14,154	17,163	1,045	936	(5,107)	28,191
Taxes on income	5,400	6,548	399	357	(1,948)	10,756
Net income (loss)	$8,754	$10,615	$646	$579	$(3,159)	$17,435

* Includes externally generated loss of $1.6 million, primarily from investing services, and an internally generated revenue of $0.1 million from the funds management unit

Total loans at period end	$681,991	$366,697	$198,992	$23,215	$8	$1,270,903
Total assets at period end	686,736	361,058	203,631	26,162	703,836	1,981,423
Total deposits at period end	1,113,715	207,227	247,884	1,895	13,365	1,584,086

For the year ended December 31, 2012
	Oklahoma	Texas	Kansas	Mortgage	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Banking	Operations*	Company

Net interest income	$37,954	$25,190	$9,685	$1,370	$2,364	$76,563
Provision for loan losses	448	5,364	(2,705)	-	-	3,107
Noninterest income	7,697	1,854	2,440	2,771	1,174	15,936
Noninterest expenses	29,406	12,848	13,767	2,430	4,871	63,322
Income (loss) before taxes	15,797	8,832	1,063	1,711	(1,333)	26,070
Taxes on income	5,989	3,348	403	649	(506)	9,883
Net income (loss)	$9,808	$5,484	$660	$1,062	$(827)	$16,187

* Includes externally generated revenue of $0.8 million, primarily from investing services, and an internally generated revenue of $2.8 million from the funds management unit

Total loans at period end	$652,121	$520,481	$174,451	$31,682	$-	$1,378,735
Total assets at period end	664,607	515,675	178,291	34,304	729,378	2,122,255
Total deposits at period end	1,254,348	166,919	270,368	2,420	15,523	1,709,578

Note 20:  Parent Company Condensed Financial Information

Following are the condensed financial statements of Southwest Bancorp, Inc. (“Parent Company only”) for the periods indicated:

	At December 31,
(Dollars in thousands)	2014	2013
Statements of Financial Condition
Assets:
Cash and cash equivalents	$21,526	$12,039
Investment in subsidiary banks	280,754	273,849
Investments in other subsidiaries	8,294	8,284
Investment securities, available for sale	759	3,161
Other assets	8,061	10,909
Total	$319,394	$308,242

Liabilities:
Subordinated debentures	46,393	46,393
Other liabilities	2,215	2,662
Shareholders' Equity:
Common stock and related accounts	270,786	259,187
Total	$319,394	$308,242

	For the Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Statements of Operations
Income:
Cash dividends from subsidiaries	$18,045	$19,625	$70,175
Noninterest income	34	333	595
Investment income	1,337	243	340
Other operating income	3	-	-
Total income	19,419	20,201	71,110
Expense:
Interest on subordinated debentures	1,505	4,168	5,463
Noninterest expense	1,317	1,808	3,187
Total expense	2,822	5,976	8,650
Total income before taxes and equity in
undistributed income of subsidiaries	16,597	14,225	62,460
Taxes on income	(582)	(2,027)	(2,900)
Income before equity in undistributed
income of subsidiaries	17,179	16,252	65,360
Equity in undistributed income (loss) of subsidiaries	3,851	1,183	(49,173)
Net income	$21,030	$17,435	$16,187

	For the Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Statements of Cash Flows
Operating activities:
Net income	$21,030	$17,435	$16,187
Equity in undistributed (income) loss of subsidiaries	(3,851)	(1,183)	49,173
Other, net	2,937	(2,341)	(5,437)
Net cash provided by operating activities	20,116	13,911	59,923
Investing activities:
Available for sale securities:
Purchases	(1,121)	-	(247)
Sales / Maturities	2,540	32	-
Investment in/capital contribution to other subsidiaries	-	15,000	-
Net cash provided by (used in) investing activities	1,419	15,032	(247)
Financing activities:
Net proceeds from issuance of common stock	1,386	2,708	925
Redemption of subordinated debentures	-	(35,570)	-
Purchases of treasury stock	(10,302)	-	-
Common stock dividend	(3,132)	-	-
Preferred stock dividend	-	-	(74,330)
Other, net	-	(2,287)	(76)
Net cash used in financing activities	(12,048)	(35,149)	(73,481)
Net increase (decrease) in cash and cash equivalents	9,487	(6,206)	(13,805)
Cash and cash equivalents,
Beginning of year	12,039	18,245	32,050
End of year	$21,526	$12,039	$18,245

NOTE 21:  COMMITMENTS AND CONTINGENCIES

Customer Risk Management Interest Rate Swap

On September 9, 2014, we entered into an agreement to provide one of our commercial borrowers a customer interest rate swap that effectively converts the loan interest rate from floating rate based on LIBOR to a fixed rate for the customer. As of December 31, 2014, the floating rate loan had an outstanding balance of $17.4 million.  The option to execute the swap is conditional on compliance with the loan and swap agreements, and will be subject to the terms of the International Swaps and Derivatives Association Master Agreement.  The fixed pay amount will be based on the market rates at the time of execution, and it is our intention to simultaneously execute an offsetting trade with an approved swap dealer counterparty with identical terms.

Legal Action

On March 18, 2011, an action entitled Ubaldi, et al. v SLM Corporation (“Sallie Mae”), et al., Case No. 3:11-cv-01320 EDL (the “Ubaldi Case”) was filed in the U.S. District Court for the Northern District of California as a putative class action with respect to certain loans that the plaintiffs claim were made by Sallie Mae.   The loans in question were made by various banks, including Bank SNB, and sold to Sallie Mae.  Plaintiff claims that Sallie Mae entered into arrangements with chartered banks in order to evade California law and that Sallie Mae is the de facto lender on the loans in question and, as the lender on such loan, Sallie Mae charged interest and late fees that violates California usury law and the California Business and Professions Code.  Sallie Mae has denied all claims asserted against it and has stated that it intends to vigorously defend the action.  On March 26, 2014, the Court denied the plaintiff’s request to certify the class; however, the Court permitted the plaintiff to amend its filing to redefine the class. Plaintiffs filed a renewed motion on June 23, 2014. On December 19, 2014, the Court issued a decision on the renewed motion, certifying a class with respect to claims of improper late fees, but denying class certification with respect to plaintiffs’ usury claims.   Plaintiffs thereafter filed a motion seeking leave to amend their complaint to add additional parties, which Sallie Mae has opposed.

Bank SNB is not specifically named in the action.  However, in the first quarter of 2014, Sallie Mae provided Bank SNB with a notice of claims that have been asserted against Sallie Mae in the Ubaldi Case (the “Notice”).  Sallie Mae asserts in the Notice that Bank SNB may have indemnification and/or repurchase obligations pursuant to the ExportSS Agreement dated July 1, 2002 between Sallie Mae and Bank SNB, pursuant to which the loans in question were made by Bank SNB.  Bank SNB has substantial defenses with respect to any claim for indemnification or repurchase ultimately made by Sallie Mae, if any, and intends to vigorously defend against any such claims.

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

Note 22:  New Authoritative Accounting Guidance

In November 2014, FASB issued Accounting Standard Update No. 2014-17, Business Combinations: Pushdown accounting (“ASU 2014-17”). The ASU does not require new recurring disclosures. The guidance became effective for us on November 18, 2014, and it did not have an impact on the financial statements.

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

In January 2014, FASB issued Accounting Standard Update No. 2014-01,  Investments—Equity Method and Joint Ventures, (“ASU 2014-01”). ASU 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The guidance becomes effective for us on January 1, 2015, and is not expected to have a material impact on the financial statements.

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

Item 9.  Change in and disagreements with accountants on accounting and financial disclosures

None.

Item 9A.  Controls and Procedures

Management’s Assessment of the Effectiveness of Disclosure Controls and Procedures

As required by SEC rules, our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014.  Our Chief Executive Officer and Chief Financial Officer participated in the evaluation.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by SEC rules, our management evaluated the effectiveness of our internal control over financial reporting as defined in SEC Rule 13a-15 as of December 31, 2014. Our Chief Executive Officer and Chief Financial Officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that our internal control over financial reporting was  effective as of December 31, 2014.

The report by our independent registered public accounting firm, Ernst & Young LLP, on our internal control over financial reporting is included on page 86.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Southwest Bancorp, Inc.

We have audited Southwest Bancorp, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  (2013 framework) (the COSO criteria). Southwest Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Southwest Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Statements of Financial Condition of Southwest Bancorp, Inc. as of December 31, 2014 and 2013, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2014, and our report dated March 10, 2015 expressed an unqualified opinion on those financial statements.

/s/ Ernst & Young LLP Tulsa, Oklahoma March 10, 2015

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14.  pRINCIPAL aCCOUNTING fEES AND sERVICES

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1) Financial Statements.  The following financial statements are filed as part of this report:

Independent Registered Public Accounting Firm’s Report for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Financial Condition at December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013, and 2012

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013, and 2012

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2014, 2013, and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2014, 2013, and 2012

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

*	10.10	Southwest Bancorp, Inc. 2008 Stock Based Award Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
*	10.11	Southwest Bancorp, Inc. Form of Restricted Stock Agreement Amendments (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
*	10.12

Change of Control Agreement by and between Southwest Bancorp, Inc. and Priscilla Barnes dated August 3, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

* *	10.13 10.14

Employment Agreement dated August 30, 2012 by and among Southwest Bancorp, Inc., the Stillwater National Bank and Trust Company, Bank of Kansas, and Mark W. Funke (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 5, 2012)

Amendment to Employment Agreement dated February 24, 2015 by and among Southwest Bancorp, Inc., Bank SNB, and Mark W. Funke (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 26, 2015

*	10.15	Mandatory Retirement Age Policy—Chief Executive Officer (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 5, 2012)
*	10.16

Employment Agreement dated November 15, 2012 by and among Southwest Bancorp, Inc., Stillwater National Bank and Trust Company, Bank of Kansas, and Joe T. Shockley, Jr. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 16, 2012)

*	10.17	Description of Stillwater National Bank and Trust Company 2013 Elective Non-Qualified Deferred Compensation Plan (incorporated by reference to Current Report on Form 8-K filed December 27, 2012)
*	10.18	Description of Southwest Bancorp, Inc. Senior Management Incentive Plan (incorporated by reference to Current Report on Form 8-K filed December 27, 2012)
* * *	10.19 10.20 10.21

Description of Amendment to Southwest Bancorp, Inc. Senior Management Incentive Plan (incorporated by reference to Current Report on Form 8-K filed February 26, 2015)

Change of Control Agreement by and between Southwest Bancorp, Inc. and James Bygland dated July 11, 2013 (filed herewith)

Change of Control Agreement by and between Southwest Bancorp, Inc. and John Danielson dated March 14, 2014 (filed herewith)

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

March 10, 2015by: /s/ Mark W. Funke

     Mark W. Funke

     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Officers

/s/ Mark W. Funke	March 10, 2015
Mark W. Funke
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Joe T. Shockley, Jr.	March 10, 2015
Joe T. Shockley, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Directors

/s/ James E. Berry, II	March 10, 2015	/s/ Larry J. Lanie	March 10, 2015
James E. Berry, II		Larry J. Lanie

/s/ Thomas D. Berry	March 10, 2015	/s/ James M Morris, II	March 10, 2015
Thomas D. Berry		James M. Morris, II

/s/ John Cohlmia	March 10, 2015	/s/ Marran Ogilvie	March 10, 2015
John Cohlmia		Marran Ogilvie

/s/ David S. Crockett, Jr.	March 10, 2015	/s/ Russell W. Teubner	March 10, 2015
David S. Crockett, Jr.		Russell W. Teubner

/s/ James M. Johnson	March 10, 2015
James M. Johnson