Form 10-Q
period 2015-03-31
SOUTHWEST BANCORP INC
filed 2015-05-05
CIK 914374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

 __________________

[ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

[    ] YES[ x ] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 5, 2015, the issuer has 19,033,384 shares of its Common Stock, par value $1.00, outstanding.

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

These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws,  regulations and accounting principles; changes in effective tax rates or the expiration of favorable tax provisions; changes in regulatory standards and examination policies; and a variety of other matters.  These other matters include, among other things, the direct and indirect effects of economic conditions on interest rates, credit quality, loan demand, liquidity, and monetary and supervisory policies of banking regulators.  Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements.  In addition, our past growth and performance do not necessarily indicate our future results.  For other factors, risks, and uncertainties that could cause actual results to differ materially from estimates and projections contained in forward-looking statements, please read the “Risk Factors” contained in our Annual Report on  Form 10-K for the year ended December 31, 2014.

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

 SOUTHWEST BANCORP, INC.

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2015	2014
(Dollars in thousands)	(unaudited)
Assets:
Cash and due from banks	$20,510	$19,705
Interest-bearing deposits	133,886	121,231
Cash and cash equivalents	154,396	140,936
Securities held to maturity (fair values of $11,921 and $12,880, respectively)	11,393	12,362
Securities available for sale (amortized cost of $363,352 and $352,275, respectively)	366,152	353,231
Loans held for sale	9,106	1,485
Loans receivable	1,429,139	1,398,506
Less: Allowance for loan losses	(27,250)	(28,452)
Net loans receivable	1,401,889	1,370,054
Accrued interest receivable	4,974	4,723
Non-hedge derivative asset	1,273	787
Premises and equipment, net	18,437	18,588
Other real estate	2,255	3,097
Goodwill	1,214	1,214
Other intangible assets, net	3,866	3,927
Other assets	28,124	31,630
Total assets	$2,003,079	$1,942,034

Liabilities:
Deposits:
Noninterest-bearing demand	$506,952	$496,128
Interest-bearing demand	140,659	122,342
Money market accounts	488,569	461,679
Savings accounts	34,413	32,795
Time deposits of $100,000 or more	227,426	198,952
Other time deposits	218,435	222,103
Total deposits	1,616,454	1,533,999
Accrued interest payable	770	769
Non-hedge derivative liability	1,273	787
Other liabilities	8,167	9,920
Other borrowings	58,578	79,380
Subordinated debentures	46,393	46,393
Total liabilities	1,731,635	1,671,248
Shareholders' equity:
Common stock - $1 par value; 40,000,000 shares authorized;
19,900,350 and 19,810,877 shares issued, respectively	19,900	19,811
Additional paid in capital	101,395	101,245
Retained earnings	163,818	160,427
Accumulated other comprehensive income (loss)	673	(395)
Treasury stock, at cost; 867,310 and 617,818 shares, respectively	(14,342)	(10,302)
Total shareholders' equity	271,444	270,786
Total liabilities & shareholders' equity	$2,003,079	$1,942,034

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Operations

	For the three months
	ended March 31,
(Dollars in thousands, except earnings per share data)	2015	2014
Interest income:
Interest and fees on loans	$15,570	$15,775
Investment securities:
U.S. Government and agency obligations	336	427
Mortgage-backed securities	718	889
State and political subdivisions	289	296
Other securities	6	38
Other interest-earning assets	305	375
Total interest income	17,224	17,800

Interest expense:
Interest-bearing demand	33	40
Money market accounts	182	146
Savings accounts	8	11
Time deposits of $100,000 or more	238	449
Other time deposits	374	379
Other borrowings	227	225
Subordinated debentures	552	549
Total interest expense	1,614	1,799

Net interest income	15,610	16,001

Provision (credit) for loan losses	(1,887)	(986)
Net interest income after provision (credit) for loan losses	17,497	16,987

Noninterest income:
Service charges and fees	2,428	2,596
Gain on sales of mortgage loans, net	348	224
Gain on sales/calls of investment securities, net	5	135
Other noninterest income	59	70
Total noninterest income	2,840	3,025

Noninterest expense:
Salaries and employee benefits	7,914	8,126
Occupancy	2,284	2,284
Data processing	446	485
FDIC and other insurance	312	397
Other real estate, net	21	68
General and administrative	2,105	2,747
Total noninterest expense	13,082	14,107
Income before taxes	7,255	5,905
Taxes on income	2,720	2,214
Net income	$4,535	$3,691

Basic earnings per common share	$0.24	$0.19
Diluted earnings per common share	0.24	0.19
Common dividends declared per share	0.06	0.04

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

	For the three months
	ended March 31,
(Dollars in thousands)	2015	2014

Net income	$4,535	$3,691

Other comprehensive income:
Unrealized holding gain on available for sale securities	1,849	2,529
Reclassification adjustment for net gains arising during the period	(5)	(135)
Change in fair value of derivative used for cash flow hedge	(75)	102
Other comprehensive income, before tax	1,769	2,496
Tax expense related to items of other comprehensive
income	(701)	(966)
Other comprehensive income, net of tax	1,068	1,530
Comprehensive income	$5,603	$5,221

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

	For the three months
	ended March 31,
(Dollars in thousands)	2015	2014
Operating activities:
Net income	$4,535	$3,691
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(1,887)	(986)
Deferred tax expense	1,237	2,091
Asset depreciation	591	644
Securities premium amortization, net of discount accretion	710	678
Amortization of intangibles	237	183
Restricted stock amortization expense	292	193
Net gain on sales/calls of investment securities	(5)	(135)
Net gain on sales of mortgage loans	(348)	(224)
Net gain on sales of premises/equipment	(10)	(11)
Net gain on sales of other real estate	(58)	(52)
Proceeds from sales of held for sale loans	15,458	11,783
Held for sale loans originated for resale	(22,777)	(15,521)
Net changes in assets and liabilities:
Accrued interest receivable	(251)	(45)
Other assets	619	(1,399)
Accrued interest payable	1	(25)
Other liabilities	(1,118)	(1,613)
Net cash used in operating activities	(2,774)	(748)
Investing activities:
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	940	1,000
Available for sale securities	22,696	17,994
Redemptions of other investments	-	792
Purchases of available for sale securities	(34,454)	(10,067)
Loans originated, net of principal repayments	(30,128)	(47,924)
Purchases of premises and equipment	(467)	(557)
Proceeds from sales of premises and equipment	38	38
Proceeds from sales of other real estate	900	52
Net cash used in investing activities	(40,475)	(38,672)
Financing activities:
Net increase in deposits	82,455	21,820
Net increase (decrease) in other borrowings	(20,802)	5,060
Net proceeds from issuance of common stock	239	60
Purchases of treasury stock	(4,040)	-
Common stock dividends paid	(1,142)	(784)
Preferred stock dividends paid	(1)	(1)
Net cash provided by financing activities	56,709	26,155
Net increase (decrease) in cash and cash equivalents	13,460	(13,265)
Cash and cash equivalents:
Beginning of period	140,936	279,839
End of period	$154,396	$266,574

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		Other		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury	Shareholders'
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Gain/(Loss)	Stock	Equity
Balance, December 31, 2013	19,732,926	$19,733	$99,937	$142,528	$(3,011)	$-	$259,187

Dividends declared:
Preferred	-	-	-	(1)	-	-	(1)
Common, $0.04 per share,	-	-	-	(790)	-	-	(790)
Common stock issued	52,843	53	909	-	-	-	962
Net common stock issued under
employee plans and related tax expense	437	-	7	-	-	-	7
Other comprehensive income, net of tax	-	-	-	-	1,530	-	1,530
Net income	-	-	-	3,691	-	-	3,691

Balance, March 31, 2014	19,786,206	$19,786	$100,853	$145,428	$(1,481)	$-	$264,586

Balance, December 31, 2014	19,193,059	$19,811	$101,245	$160,427	$(395)	$(10,302)	$270,786

Dividends declared:
Preferred	-	-	-	(1)	-	-	(1)
Common, $0.06 per share,	-	-	-	(1,143)	-	-	(1,143)
Common stock issued	88,937	88	142	-	-	-	230
Net common stock issued under
employee plans and related tax expense	536	1	8	-	-	-	9
Other comprehensive income, net of tax	-	-	-	-	1,068	-	1,068
Treasury shares purchased	(249,492)	-	-	-	-	(4,040)	(4,040)
Net income	-	-	-	4,535	-	-	4,535

Balance, March 31, 2015	19,033,040	$19,900	$101,395	$163,818	$673	$(14,342)	$271,444

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1:  SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States.  However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation.  Those adjustments consist of normal recurring adjustments.  The results of operations for the three months ended March 31, 2015, and the cash flows for the three months ended March 31, 2015, should not be considered indicative of the results to be expected for the full year.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2014.

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

NOTE 2:  INVESTMENT SECURITIES

A summary of the amortized cost and fair values of investment securities at March 31, 2015 and December 31, 2014 follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At March 31, 2015
Held to Maturity:
Obligations of state and political subdivisions	$11,393	$534	$(6)	$11,921
Total	$11,393	$534	$(6)	$11,921

Available for Sale:
Federal agency securities	$91,285	$707	$(179)	$91,813
Obligations of state and political subdivisions	32,651	775	(63)	33,363
Residential mortgage-backed securities	197,294	1,919	(527)	198,686
Asset-backed securities	9,616	-	(73)	9,543
Other securities	32,506	291	(50)	32,747
Total	$363,352	$3,692	$(892)	$366,152

At December 31, 2014
Held to Maturity:
Obligations of state and political subdivisions	$12,362	$528	$(10)	$12,880
Total	$12,362	$528	$(10)	$12,880

Available for Sale:
Federal agency securities	$99,959	$359	$(772)	$99,546
Obligations of state and political subdivisions	32,760	519	(140)	33,139
Residential mortgage-backed securities	177,391	1,686	(850)	178,227
Asset-backed securities	9,608	-	(60)	9,548
Other securities	32,557	240	(26)	32,771
Total	$352,275	$2,804	$(1,848)	$353,231

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association. Other securities consist of corporate stock.

Securities with limited marketability, such as Federal Reserve Bank stock, Federal Home Loan Bank (“FHLB”) stock, and certain other investments, are carried at cost and included in other assets on the unaudited consolidated statements of financial condition.  Total investments carried at cost were $7.9 million at March 31, 2015 and  $7.4 million at December 31, 2014.  There are no identified events or changes in circumstances that may have a significant adverse effect on the investments carried at cost.

A comparison of the amortized cost and approximate fair value of our investment securities by maturity date at March 31, 2015 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
One year or less	$22,242	$22,560	$-	$-
More than one year through five years	202,922	204,238	7,036	7,194
More than five years through ten years	92,488	93,361	1,001	1,043
More than ten years	45,700	45,993	3,356	3,684
Total	$363,352	$366,152	$11,393	$11,921

The foregoing analysis assumes that our residential mortgage-backed securities mature during the period in which they are estimated to prepay.  No other prepayment or repricing assumptions have been applied to our investment securities for this analysis.

Gain or loss on sale of investments is based upon the specific identification method.  There was a $5,000 gain on sales of securities for the three months ended March 31, 2015, which resulted from an additional gain on a private equity sale from the fourth quarter of 2014. There was a $0.1 million gain on sales of securities for the three months ended March 31, 2014, which was the result of the release of escrowed funds received in association with the sale of an investment that was carried at cost

The following table shows securities with gross unrealized losses and their fair values by the length of time that the individual securities had been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014.  Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
		Amortized cost of	Loss Existing for:		Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses
At March 31, 2015
Held to Maturity:
Obligations of state and political subdivisions	1	$1,708	$(6)	$-	$1,702
	1	$1,708	$(6)	$-	$1,702

Available for Sale:
Federal agency securities	6	$22,227	$(2)	$(177)	$22,048
Obligations of state and political subdivisions	3	4,181	(1)	(62)	4,118
Residential mortgage-backed securities	27	65,225	(100)	(427)	64,698
Asset-backed securities	3	9,616	(73)	-	9,543
Other securities	2	9,517	(3)	(47)	9,467
Total	41	$110,766	$(179)	$(713)	$109,874

At December 31, 2014
Held to Maturity:
Obligations of state and political subdivisions	1	$1,718	$(10)	$-	$1,708
	1	$1,718	$(10)	$-	$1,708

Available for Sale:
Federal agency securities	13	$60,578	$(37)	$(735)	$59,806
Obligations of state and political subdivisions	8	10,076	-	(140)	9,936
Residential mortgage-backed securities	40	65,223	(110)	(740)	64,373
Asset-backed securities	3	9,608	(19)	(41)	9,548
Other securities	2	9,571	(3)	(23)	9,545
Total	66	$155,056	$(169)	$(1,679)	$153,208

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

We have the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities.  Furthermore, as of March 31, 2015, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not likely that we will have to sell any such securities before a recovery of cost.  The declines in fair value were attributable to recent increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates.  Management does not believe any of the securities are impaired due to credit quality.  Accordingly, as of March 31, 2015, management believes the impairment of these investments is not deemed to be other-than-temporary.

As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.  Securities with an amortized cost of $235.9 million and $218.5 million were pledged to meet such requirements at March 31, 2015 and December 31, 2014, respectively.  Any amount over-pledged can be released at any time.

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

We extend commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas.  Our commercial lending operations are concentrated in Oklahoma City, Tulsa, Dallas, Wichita, and other metropolitan markets in Oklahoma, Texas,  and Kansas.  As a result, the collectability of our loan portfolio can be affected by changes in the economic conditions in those states and markets.  Please see Note 9: Operating Segments for more detail regarding loans by market.  At March 31, 2015 and December 31, 2014, substantially all of our loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.

Our loan classifications were as follows:

(Dollars in thousands)	At March 31, 2015	At December 31, 2014
Real estate mortgage:
Commercial	$759,676	$752,971
One-to-four family residential	86,343	77,531
Real estate construction:
Commercial	192,052	186,659
One-to-four family residential	12,586	10,464
Commercial	366,282	350,410
Installment and consumer:
Guaranteed student loans	-	37
Other	21,306	21,919
	1,438,245	1,399,991
Less: Allowance for loan losses	(27,250)	(28,452)
Total loans, net	1,410,995	1,371,539
Less: Loans held for sale (included above)	(9,106)	(1,485)
Net loans receivable	$1,401,889	$1,370,054

Concentrations of Credit.  At March 31, 2015, $496.1 million, or 35%, and  $413.5 million, or 29%, of our loans consisted of loans to individuals and businesses in the real estate and healthcare industry, respectively.  We do not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Loans Held for Sale.  We had loans which were held for sale of $9.1 million and $1.5 million at March 31, 2015 and December 31, 2014, respectively.  The loans currently classified as held for sale, primarily residential mortgage loans, are carried at the lower of cost or market value.  A substantial portion of our one-to-four family residential loans and loan servicing rights are sold to one buyer.  These mortgage loans are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan.  These loans are available for sale in the secondary market.

Loan Servicing.  We earn fees for servicing real estate mortgages and other loans owned by others.  The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned.  The unpaid principal balance of real estate mortgage loans serviced for others totaled $407.9 million and $410.3 million at March 31, 2015 and December 31, 2014, respectively.  Loan servicing rights are capitalized based on estimated fair value at the point of origination.  The servicing rights are amortized over the period of estimated net servicing income.

Acquired Loans.  On June 19, 2009, Bank SNB entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire substantially all loans as well as certain other related assets of First National Bank of Anthony, Anthony, Kansas in an FDIC-assisted transaction.  Bank SNB and the FDIC entered into loss sharing agreements that provide Bank SNB with significant protection against credit losses from loans and related assets acquired in the transaction.  Under these agreements, for a period of ten years for 1-4 family real estate loans and for a period of five years for other loans, the FDIC was required to reimburse Bank SNB for 80% of net losses up to $35.0 million on covered assets, primarily acquired loans and other real estate, and for 95% of any net losses above $35.0 million.  Bank SNB services the covered assets.  On April 10, 2015, Bank SNB entered into an agreement with the FDIC to terminate these loss sharing agreements with the FDIC.  All future recoveries, charge-offs, and expenses related to these covered assets will now be recognized entirely by Bank SNB.

Due to the immateriality of the remaining balance of loans covered under the loss sharing agreement with the FDIC, covered and noncovered loans have been combined for reporting purposes. Prior period numbers have also been adjusted to reflect this change. This adjustment has no financial statement impact.

Loans covered under the loss sharing agreements with the FDIC are reported in loans.  The acquired loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses.  Subsequent decreases in expected cash flows are recognized as impairments.  Valuation allowances on these loans reflect only losses incurred after the acquisition.

Changes in the carrying amounts and accretable yields for loans acquired under the loss sharing agreement with the FDIC were as follows for the three months ended March 31, 2015 and March 31, 2014.

	For the three months ended March 31,
	2015		2014
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$540	$4,971	$1,597	$16,427
Payments received	-	(661)	-	(1,333)
Net charge-offs	-	-	(4)	(41)
Accretion	(121)	-	(90)	-
Balance at end of period	$419	$4,310	$1,503	$15,053

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

The following table shows the recorded investment in loans on nonaccrual status.

(Dollars in thousands)	At March 31, 2015	At December 31, 2014
Real estate mortgage:
Commercial	$2,247	$2,195
One-to-four family residential	1,065	1,100
Real estate construction:
Commercial	392	73
Commercial	5,447	5,907
Other consumer	-	1
Total nonaccrual loans	$9,151	$9,276

During the first three months of 2015,  an immaterial amount of interest income was received on nonaccruing loans.  If interest on all nonaccrual loans had been accrued for the three months ended March 31, 2015, additional interest income of $0.2 million would have been recorded.

The following table shows an age analysis of past due loans at March 31, 2015 and December 31, 2014.

		90 days and				Recorded loans
	30-89 days	greater	Total past		Total	> 90 days and
(Dollars in thousands)	past due	past due	due	Current	loans	accruing
At March 31, 2015
Real estate mortgage:
Commercial	$3,706	$2,247	$5,953	$753,723	$759,676	$-
One-to-four family residential	192	1,065	1,257	85,086	86,343	-
Real estate construction:
Commercial	16	392	408	191,644	192,052	-
One-to-four family residential	-	-	-	12,586	12,586	-
Commercial	57	5,447	5,504	360,778	366,282	-
Other	68	-	68	21,238	21,306	-
Total	$4,039	$9,151	$13,190	$1,425,055	1,438,245	$-

At December 31, 2014
Real estate mortgage:
Commercial	$4,053	$2,195	$6,248	$746,723	$752,971	$-
One-to-four family residential	122	1,100	1,222	76,309	77,531	-
Real estate construction:
Commercial	2,177	73	2,250	184,409	186,659	-
One-to-four family residential	-	-	-	10,464	10,464	-
Commercial	1,159	6,044	7,203	343,207	350,410	137
Other	162	1	163	21,793	21,956	-
Total	$7,673	$9,413	$17,086	$1,382,905	1,399,991	$137

Impaired Loans.  A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Each loan deemed to be impaired (loans on nonaccrual status and greater than one-hundred thousand, and all troubled debt restructurings) is evaluated on an individual basis using the discounted present value of expected cash flows based on the loan’s initial effective interest rate, the fair value of collateral, or the market value of the loan.  Smaller balance and homogeneous, loans, including mortgage, student, and consumer loans, are collectively evaluated for impairment.

Interest payments on impaired loans are applied to principal until collectability of the principal amount is reasonably assured, and at that time interest is recognized on a cash basis.  Impaired loans, or portions thereof, are charged-off when deemed uncollectible.

Impaired loans are shown in the following table:

	With No Specific Allowance		With A Specific Allowance
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Investment	Balance	Allowance
At March 31, 2015
Commercial real estate	$10,830	$13,186	$11,401	$11,464	$1,951
One-to-four family residential	1,079	1,809	-	-	-
Real estate construction	392	392	-	-	-
Commercial	2,398	2,770	3,957	10,319	1,670
Other	1	2	-	-	-
Total	$14,700	$18,159	$15,358	$21,783	$3,621

At December 31, 2014
Commercial real estate	$12,382	$14,752	$11,497	$11,556	$2,047
One-to-four family residential	1,115	1,833	-	-	-
Real estate construction	73	104	-	-	-
Commercial	2,624	2,887	4,315	10,673	1,822
Other	1	2	-	-	-
Total	$16,195	$19,578	$15,812	22,229	$3,869

The average recorded investment and interest income recognized on impaired loans as of the three months ended March 31, 2015 and March 31, 2014 are shown in the following table:

	As of and for the three months ended March 31,
	2015		2014
	Average		Average
	Recorded	Interest	Recorded	Interest
(Dollars in thousands)	Investment	Income	Investment	Income
Commercial real estate	$24,316	$257	$49,589	$439
One-to-four family residential	1,799	-	4,109	-
Real estate construction	246	-	275	-
Commercial	6,470	12	9,805	24
Other	2	-	35	-
Total	$32,833	$269	$63,813	$463

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

Troubled debt restructured loans outstanding as of March 31, 2015 and December 31, 2014 were as follows:

	At March 31, 2015		At December 31, 2014
(Dollars in thousands)	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial real estate	$19,984	$904	$21,685	$1,082
One-to-four family residential	14	58	14	62
Commercial	909	502	1,032	655
Total	$20,907	$1,464	$22,731	$1,799

At March 31, 2015 and December 31, 2014,  we had no significant commitments to lend additional funds to debtors whose loan terms have been modified in a  troubled debt restructuring.

Loans modified as troubled debt restructurings that occurred during the three months ended March 31, 2015 and March 31, 2014 are shown in the following table:

	For the three months ended March 31,
	2015		2014
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial	-	$-	3	$244
Total	-	$-	3	$244

The modifications of loans identified as troubled debt restructurings primarily related to payment reductions, payment extensions, and/or reductions in the interest rate.  The financial impact of troubled debt restructurings is not significant.

No loans modified as a troubled debt restructuring subsequently defaulted during the three months ended March 31, 2015 and March 31, 2014.  Default, for this purpose, is deemed to occur when a loan is 90 days or more past due or transferred to nonaccrual and is within twelve months of restructuring.

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

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans.  As of March 31, 2015 and December 31, 2014, based on the most recent analysis performed as of those dates, the risk category of loans by class was as follows:

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At March 31, 2015
Grade:
Pass	$693,014	$85,171	$203,819	$338,520	$21,208	$1,341,732
Special Mention	40,143	22	225	8,407	98	48,895
Substandard	26,231	1,117	594	14,529	-	42,471
Doubtful	288	33	-	4,826	-	5,147
Total	$759,676	$86,343	$204,638	$366,282	$21,306	$1,438,245

At December 31, 2014
Grade:
Pass	$690,791	$76,322	$194,670	$331,594	$21,849	$1,315,226
Special Mention	34,287	22	420	7,144	106	41,979
Substandard	27,594	1,154	2,033	6,725	1	37,507
Doubtful	299	33	-	4,947	-	5,279
Total	$752,971	$77,531	$197,123	$350,410	$21,956	$1,399,991

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

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At March 31, 2015
Balance at beginning of period	$13,678	$712	$4,159	$9,614	$289	$28,452
Loans charged-off	(2)	-	(5)	(191)	(32)	(230)
Recoveries	120	331	-	379	85	915
Provision for loan losses	(275)	(371)	(105)	(1,035)	(101)	(1,887)
Balance at end of period	$13,521	$672	$4,049	$8,767	$241	$27,250

Allowance for loan losses ending balance:
Individually evaluated for impairment	$1,951	$-	$-	$1,670	$-	$3,621
Collectively evaluated for impairment	11,570	672	4,049	7,097	241	23,629
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$13,521	$672	$4,049	$8,767	$241	$27,250

Loans receivable ending balance:
Individually evaluated for impairment	$21,206	$426	$392	$6,355	$1	$28,380
Collectively evaluated for impairment	735,651	84,568	204,132	359,900	21,304	1,405,555
Acquired with deteriorated credit quality	2,819	1,349	114	27	1	4,310
Total ending loans balance	$759,676	$86,343	$204,638	$366,282	$21,306	$1,438,245

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At March 31, 2014
Balance at beginning of period	$18,854	$850	$5,523	$10,985	$451	$36,663
Loans charged-off	(41)	-	(655)	(2,575)	(121)	(3,392)
Recoveries	2,284	18	-	308	30	2,640
Provision for loan losses	(2,238)	(152)	706	682	16	(986)
Balance at end of period	$18,859	$716	$5,574	$9,400	$376	$34,925

Allowance for loan losses ending balances:
Individually evaluated for impairment	$4,748	$-	$-	$2,164	$-	$6,912
Collectively evaluated for impairment	14,105	715	5,574	7,236	376	28,006
Acquired with deteriorated credit quality	6	1	-	-	-	7
Total ending allowance balance	$18,859	$716	$5,574	$9,400	$376	$34,925

Loans receivable ending balance:
Individually evaluated for impairment	$40,040	$417	$81	$9,462	$2	$50,002
Collectively evaluated for impairment	715,640	80,782	172,368	255,932	30,345	1,255,067
Acquired with deteriorated credit quality	10,498	3,420	187	917	31	15,053
Total ending loans balance	$766,178	$84,619	$172,636	$266,311	$30,378	$1,320,122

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

The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies.  However, considerable judgment is required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amount we could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies could have a material effect on our estimated fair value amounts.  There were no significant changes in valuation methods used to estimate fair value during the three months ended March 31, 2015.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At March 31, 2015
Available for sale securities:
Federal agency securities	$91,813	$-	$91,813	$-
Obligations of state and political subdivisions	33,363	-	33,363	-
Residential mortgage-backed securities	198,686	-	198,686	-
Asset-backed securities	9,543	-	9,543	-
Other securities	32,747	137	32,610	-
	-
Derivative instruments, net	(1,660)	-	(1,660)	-
Total	$364,492	$137	$364,355	$-

At December 31, 2014
Available for sale securities:
Federal agency securities	$99,546	-	99,546	-
Obligations of state and political subdivisions	33,139	-	33,139	-
Residential mortgage-backed securities	178,227	-	178,227	-
Asset-backed securities	9,548	-	9,548	-
Other securities	32,771	142	32,629	-

Derivative instrument, net	(1,586)	-	(1,586)	-
Total	$351,645	$142	$351,503	$-

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

Loans held for sale  –Real estate mortgage loans held for sale are carried at the lower of cost or market, which is determined on an individual loan basis.  The fair value of loans held for sale is based on existing investor commitments.

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

Assets that were measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014 are summarized below.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At March 31, 2015
Impaired loans at fair value :
Commercial real estate	$11,401	$-	$11,401	$-
Real estate construction	390	-	390	-
Commercial	5,267	-	5,267	-

Loans held for sale:
One-to-four family residential	8,461	-	8,461	-
Government guaranteed commercial real estate	638	-	638	-
Other loans held for sale	7	-	7	-

Mortgage loan servicing rights	3,399	-	-	3,399
Total	$29,563	$-	$26,164	$3,399

At December 31, 2014
Impaired loans at fair value :
Commercial real estate	$11,762	$-	$11,762	$-
Commercial	5,722	-	5,722	-

Loans held for sale:
One-to-four family residential	763	-	763	-
Government guaranteed commercial real estate	705	-	705	-
Other loans held for sale	17	-	17	-

Other real estate	3,097	-	3,097	-
Total	$22,066	$-	$22,066	$-

As of March 31, 2015, impaired loans measured at fair value with a carrying amount of $20.8 million were written down to a fair value of $17.1 million, resulting in a life-to-date impairment of $3.7 million.  As of December 31, 2014, impaired loans measured at fair value with a carrying amount of $21.9 million were written down to the fair value of $17.5 million at December 31, 2014, resulting in a life-to-date impairment charge of $4.4 million.

As of December 31, 2014, other real estate assets were written down to their fair values, resulting in an impairment charge of $0.6 million,  which was included in noninterest expense.  No impairment was recognized during the period ended March 31, 2015.

As of March 31, 2015 and December 31, 2014, mortgage servicing rights were written down to their fair values, resulting in an impairment charge of $0.1 million and $0, respectively, which was included in noninterest expense.

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

Loans, net of allowance – Fair values are estimated for certain homogenous categories of loans adjusted for differences in loan characteristics.  Our loans have been aggregated by categories consisting of commercial, real estate, and other consumer.  The fair value of loans is estimated by discounting the cash flows using risks inherent in the loan category and interest rates currently offered for loans with similar terms and credit risks.

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

Other borrowings – Included in other borrowings are FHLB advances and securities sold under agreements to repurchase.  The fair value for fixed rate FHLB advances is based upon discounted cash flow analysis using interest rates currently being offered for similar instruments.  The fair values of other borrowings are the amounts payable at the statement of financial condition date, as the carrying amount is a reasonable estimate of fair value due to the short-term maturity rates.

Subordinated debentures – Our two subordinated debentures have floating rates that reset quarterly. The fair value of the floating rate subordinated debentures approximates carrying value at March 31, 2015.

The carrying values and estimated fair values of our financial instruments segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value were as follows:

	At March 31, 2015		At December 31, 2014
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$154,396	$154,396	$140,936	$140,936
Securities held to maturity	11,393	11,921	12,362	12,880
Accrued interest receivable	4,974	4,974	4,723	4,723
Derivative asset	1,273	1,273	787	787
Investments included in other assets	7,949	7,949	7,444	7,444
Level 3 inputs:
Total loans, net of allowance	1,410,995	1,354,248	1,371,539	1,303,047
Financial liabilities:
Level 2 inputs:
Deposits	1,616,454	1,540,082	1,533,999	1,450,540
Accrued interest payable	770	770	769	769
Other liabilities	6,506	6,506	8,334	8,334
Derivative liabilities	2,934	2,934	2,373	2,373
Other borrowings	58,578	60,559	79,380	81,544
Subordinated debentures	46,393	46,393	46,393	46,393

NOTE 5: DERIVATIVE INSTRUMENTS

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

We have entered into three customer interest rate swap agreements that effectively convert the loan interest rate from floating rate based on LIBOR to a fixed rate for the customer.  As of March 31, 2015, these loans had an outstanding balance of  $34.2 million.  We have entered into offsetting agreements with a dealer counterparty.  The following table summarizes the fair values of derivative contracts recorded as “non-hedge derivative assets” and “non-hedge derivative liabilities” in the unaudited consolidated statements of financial condition.

	As of March 31, 2015		At December 31, 2014
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Non-hedge derivative assets	34,168	1,273	$34,322	$787
Non-hedge derivative liabilities	34,168	1,273	34,322	787

The floating rates to us in connection with these instruments are 2.97%,  2.87%, and 2.30% over the one-month LIBOR as of March 31, 2015.  There was $0.6 million of collateral required to be posted by us as of March 31, 2015 to dealer counterparties. We posted a security to cover the collateral required. These interest rate swaps are not designated as hedging instruments.

Interest Rate Swap

We have an interest rate swap agreement with a total notional amount of $25.0 million.  The interest rate swap contract was designated as a hedging instrument in cash flow hedges with the objective of protecting the overall cash flow from our quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven year period beginning February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month London Interbank Offered Rate (“LIBOR”).  Under the swap, we pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85% on a total notional amount of $25.0 million, with quarterly settlements.  The rate received by us as of March 31, 2015 was 3.10%.

The estimated fair value of the interest rate derivative contract outstanding as of March 31, 2015 and December 31, 2014 resulted in a pre-tax loss of $1.7 million and $1.6 million, respectively, and was included in other liabilities in the unaudited consolidated statements of financial condition.  We obtained the counterparty valuation to validate the interest rate derivative contract as of March 31, 2015 and December 31, 2014.

The effective portion of our gain or loss due to changes in the fair value of the derivative hedging instrument, a $50,000 gain and a $0.1 million loss for the three months ended March 31, 2015 and March 31, 2014, respectively, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense.  No ineffectiveness related to the interest rate derivative was recognized during either reporting period.

Net cash outflows as a result of the interest rate swap agreement were $0.2 million for both the three months ended March 31, 2015 and March 31, 2014 and were included in interest expense on subordinated debentures.

The fair value of cash and securities posted as collateral by us related to the interest rate swap derivative contract was $2.1 million at March 31, 2015 and December 31, 2014.

There are no credit-risk-related contingent features associated with our derivative contract.

NOTE 6: TAXES ON INCOME

Net deferred tax assets totaled $12.2 million at March 31, 2015 and $14.1 million at December 31, 2014.  Net deferred tax assets are included in other assets and no valuation allowance is recorded.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to U.S. federal or state tax examinations for years before 2011.

NOTE 7: SHAREHOLDERS’ EQUITY

Stock Repurchase Program

On August 14, 2014, our Board of Directors (the “Board”) authorized the repurchase of up to 5.0% or 990,000 shares, of our common stock.  The share repurchases are expected to be made primarily on the open market from time to time until August  14, 2015.  Repurchases under the program are available at the discretion of management based upon market, business, legal, and other factors. During the first quarter of 2015, we repurchased 249,492 shares for a total of $4.0 million.  As of March 31, 2015, we had repurchased 867,310 shares for a total of $14.3 million.

On February 24, 2015, our Board authorized a second share repurchase program of up to another 5.0%, or approximately 950,000 shares, of our common stock, effective upon the earlier of (i) the date we complete the repurchase of all of the shares we are authorized to repurchase under the current program, and (ii) August 14, 2015.

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

The following table shows the computation of basic and diluted earnings per common share:

	For the three months
	ended March 31,
(Dollars in thousands, except earnings per share data)	2015	2014
Numerator:
Net income	$4,535	$3,691
Earnings allocated to participating securities	(70)	(40)
Numerator for basic earnings per common share	$4,465	$3,651
Effect of reallocating undistributed earnings
of participating securities	70	40
Numerator for diluted earnings per common share	$4,535	$3,691

Denominator:
Denominator for basic earnings per common share	18,760,648	19,526,351
Dilutive effect of stock compensation	173,527	149,212
Denominator for diluted earnings per common share	18,934,175	19,675,563
Earnings per common share:
Basic	$0.24	$0.19
Diluted	$0.24	$0.19

NOTE 9: OPERATING SEGMENTS

We operate four principal segments:  Oklahoma Banking, Texas Banking, Kansas Banking, and Other Operations.  The Oklahoma Banking segment provides deposit and lending services and consists of residential mortgage lending services to customers. The Texas Banking segment and the Kansas Banking segment provide deposit and lending services.    Other Operations includes our funds management unit and corporate investments.  Prior to the first quarter of 2015,  we disclosed a Mortgage Banking segment, which included 1-4 family mortgages and the available for sale loans.  For segment reporting, the Mortgage Banking segment has been combined with and into the Oklahoma Banking segment due to those loans being managed from that location.  Prior period numbers have also been adjusted to reflect this change. This adjustment has no financial statement impact.

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

For the three months ended March 31, 2015
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations*	Company
Net interest income (loss)	$9,735	$5,220	$1,463	$(808)	$15,610
Provision (credit) for loan losses	(1,233)	(250)	(403)	(1)	(1,887)
Noninterest income	2,039	309	302	190	2,840
Noninterest expenses	7,345	3,435	1,609	693	13,082
Income (loss) before taxes	5,662	2,344	559	(1,310)	7,255
Taxes on income	2,123	879	209	(491)	2,720
Net income (loss)	$3,539	$1,465	$350	$(819)	$4,535

* Includes externally generated revenue of $0.4 million, primarily from investing services, and an internally generated loss of $1.0 million from the funds management unit.

Total loans at period end	$814,949	$478,005	$145,291	$-	$1,438,245
Total assets at period end	828,576	476,075	145,552	552,876	2,003,079
Total deposits at period end	1,132,015	254,665	124,094	105,680	1,616,454

For the three months ended March 31, 2014
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations*	Company
Net interest income	$8,976	$4,632	$2,380	$13	$16,001
Provision (credit) for loan losses	1,947	(3,932)	999	-	(986)
Noninterest income	2,117	296	481	131	3,025
Noninterest expenses	7,582	3,228	2,628	669	14,107
Income (loss) before taxes	1,564	5,632	(766)	(525)	5,905
Taxes on income	586	2,112	(287)	(197)	2,214
Net income (loss)	$978	$3,520	$(479)	$(328)	$3,691

* Includes externally generated revenue of $0.2 million, primarily from investing services, and an internally generated loss of $0.1 million from the funds management unit.

Total loans at period end	$777,384	$372,018	$170,720	$-	$1,320,122
Total assets at period end	783,396	370,382	177,111	681,164	2,012,053
Total deposits at period end	1,115,821	229,383	246,998	13,704	1,605,906

NOTE 10:  COMMITMENTS AND CONTINGENCIES

Customer Risk Management Interest Rate Swap

On September  9, 2014, we entered into an agreement to provide one of our commercial borrowers a customer interest rate swap that effectively converts the loan interest rate from floating rate based on LIBOR to a fixed rate for the customer. As of March 31, 2015, the floating rate loan had an outstanding balance of $16.8 million.  The option to execute the swap is conditional on compliance with the loan and swap agreements, and will be subject to the terms of the International Swaps and Derivatives Association Master Agreement.  The fixed pay amount will be based on the market rates at the time of execution, and it is our intention to simultaneously execute an offsetting trade with an approved swap dealer counterparty with identical terms.

Legal Action

On March 18, 2011, an action entitled Ubaldi, et al. v SLM Corporation (“Sallie Mae”), et al., Case No. 3:11-cv-01320 EDL (the “Ubaldi Case”) was filed in the U.S. District Court for the Northern District of California as a putative class action with respect to certain loans that the plaintiffs claim were made by Sallie Mae.   The loans in question were made by various banks, including Bank SNB, and sold to Sallie Mae.  Plaintiffs claim that Sallie Mae entered into arrangements with chartered banks in order to evade California law and that Sallie Mae is the de facto lender on the loans in question and, as the lender on such loan, Sallie Mae charged interest and late fees that violates California usury law and the California Business and Professions Code. Sallie Mae has denied all claims asserted against it and has stated that it intends to vigorously defend the action.  On March 26, 2014, the Court denied the plaintiffs’ request to certify the class; however, the Court permitted the plaintiffs to amend the filing to redefine the class. Plaintiffs filed a renewed motion on June 23, 2014. On December 19, 2014, the Court issued a decision on the renewed motion, certifying a class with respect to claims of improper late fees, but denying class certification with respect to plaintiffs’ usury claims.   Plaintiffs thereafter filed a motion seeking leave to amend their complaint to add additional parties, which Sallie Mae opposed, and, on March 24, 2015, the Court denied the plaintiffs’ motion.

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

NOTE 11:  NEW AUTHORITATIVE ACCOUNTING GUIDANCE

In January 2015, FASB issued Accounting Standard Update No. 2015-01,  Income Statement—Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items; (“ASU 2015-01”). The ASU does not require new recurring disclosures. The guidance becomes effective for us on January 1, 2016, and it is not expected to have an impact on the financial statements.

In February 2015, FASB issued Accounting Standard Update No. 2015-02,  Consolidation: Amendments to the Consolidation Analysis; (“ASU 2015-02”). The ASU does not require new recurring disclosures. The guidance becomes effective for us on January 1, 2016, and it is not expected to have a material impact on the financial statements.

SOUTHWEST BANCORP, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Southwest Bancorp, Inc. (“we”, “our”, “us”, or “Southwest”) is a financial holding company for Bank SNB, which has been providing banking services since 1894. Through Bank SNB, we have twenty-one full-service banking offices primarily located primarily along the heavily populated areas on the I-35 corridor through Texas, Oklahoma, and Kansas.  We focus on providing customers with exceptional service and meeting all of their banking needs by offering a wide variety of commercial and consumer banking services, including commercial and consumer lending, deposit and investment services, specialized cash management, and other financial services and products.  At March 31, 2015, we had total assets of $2.0 billion, deposits of $1.6 billion, and shareholders’ equity of $271.4 million.

On April 10, 2015, Bank SNB entered into an agreement with the FDIC to terminate the loss share agreements from its FDIC-assisted acquisition.  Bank SNB initially entered the agreements when it acquired the assets of First National Bank of Anthony from the FDIC in June 2009.  All future recoveries, charge-offs, and expenses related to these covered assets will now be recognized entirely by Bank SNB.

In January 2015, our Fort Worth, Texas branch formally opened, and on January 29, 2015, our second location in San Antonio, Texas received regulatory approval and will formally open in the second quarter of 2015.  We have already seen positive production in the Fort Worth market that is expected to produce good growth in the second quarter as our new team builds momentum.  The new San Antonio location provides needed space and a stronger profile for our growing investment in this market.

Our share repurchase program, approved in August of 2014, authorized the repurchase of up to 5.0% or 990,000 shares of our outstanding common stock, par value $1.00 per share.  As of March 31, 2015, we had repurchased 867,310 shares for a total of $14.3 million.  During the first quarter of 2015, we purchased approximately 250,000 shares for a total of $4.0 million.  On February 24, 2015, our board of directors approved a second share repurchase program authorizing the repurchase of up to another 5.0%, or approximately 950,000 shares, effective upon the earlier of (i) the date we complete the repurchase of all of the shares we are authorized to repurchase under the current program, and (ii) August 14, 2015.

Our business operations are conducted through four operating segments that include Oklahoma Banking, Texas Banking, Kansas Banking, and Other Operations. At March 31, 2015, the Oklahoma Banking segment accounted for $814.9 million in loans, the Texas Banking segment accounted for $478.0 million in loans, and the Kansas Banking segment accounted for $145.3 million in loans.  Please see “Financial Condition:  Loans” below for additional information.   For additional information on our operating segments, please see “Note 9: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements.

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

As of March 31, 2015, approximately $496.1 million, or 35%, of our loans were real estate industry loans.  Despite the potential headwinds of the economic environment regarding low energy prices, we expect the real estate recovery to remain stable in 2015, as the market has progressed further through the economic and real estate cycles.    Job growth, solid corporate profits, and recovery in the housing market are all positives for the real estate industry.    Conversely, uncertainty over government regulation and fiscal/monetary policy, and a concern about the rising cost of debt capital are all industry risk factors.

Our tactical focus on healthcare lending was established in 1974.  We provide credit and other remittance services, such as deposits, cash management, and document imaging for physicians and other healthcare practitioners to start or develop their practices and finance the development and purchase of medical offices, clinics, surgical care centers, hospitals, and similar facilities.  As of March 31, 2015,  $413.5 million, or 29%, of our loans were loans to individuals and businesses in the healthcare industry.

As of March 31, 2015, 6% of our loan portfolio was concentrated in energy banking.  Our exposure continues to be focused with good companies that are generally well capitalized and have staying power for the long term.  While many of our customers have hedges in place through 2016, if oil prices remain at these low levels for an extended period, we could experience weaker energy loan demand and increased losses within our energy portfolio. Furthermore, a prolonged period of low oil prices could have a negative impact on the economies of energy-dominant states such as Oklahoma and Texas.  As a result, a prolonged period of low oil prices could have an adverse effect on our business, financial condition and results of operation.

FINANCIAL CONDITION

Investment Securities

The following table shows the composition of the investment portfolio at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2015	2014	$ Change	% Change
Federal agency securities	$91,813	$99,546	$(7,733)	(7.77)%
Obligations of state and political subdivisions	44,756	45,501	(745)	(1.64)
Residential mortgage-backed securities	198,686	178,227	20,459	11.48
Asset-backed securities	9,543	9,548	(5)	(0.05)
Other securities	32,747	32,771	(24)	(0.07)
Total	$377,545	$365,593	$11,952	3.27%

Loans

Total loans, including loans held for sale, were $1.4 billion at March 31, 2015.  The following table shows the composition of the loan portfolio at the dates indicated:

(Dollars in thousands)	March 31, 2015	December 31, 2014	$ Change	% Change
Real estate mortgage
Commercial	$759,676	$752,971	$6,705	0.89%
One-to-four family residential	86,343	77,531	8,812	11.37
Real estate construction
Commercial	192,052	186,659	5,393	2.89
One-to-four family residential	12,586	10,464	2,122	20.28
Commercial	366,282	350,410	15,872	4.53
Installment and consumer
Guaranteed student loans	-	37	(37)	(100.00)
Other	21,306	21,919	(613)	(2.80)
Total loans	$1,438,245	$1,399,991	$38,254	2.73%

The composition of loans held for sale and a  reconciliation to total loans is shown in the following table:

	March 31,	December 31,
(Dollars in thousands)	2015	2014	$ Change	% Change
Loans held for sale:
One-to-four family residential	$8,461	$763	$7,698	1,008.91%
Government guaranteed commercial real estate	638	705	(67)	(9.50)
Other loans held for sale	7	17	(10)	(58.82)
Total loans held for sale	9,106	1,485	7,621	513.20
Portfolio loans	1,429,139	1,398,506	30,633	2.19
Covered portfolio loans
Total loans	$1,438,245	$1,399,991	$38,254	2.73%

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

The allowance on all other loans (including impaired loans under $100,000) is determined by use of historical loss ratios adjusted for qualitative internal and external risk factors, segmented into loan pools by type of loan and market area.

The composition of the allowance for loan losses, at the dates indicated, is shown in the following table:

	As of March 31, 2015			As of December 31, 2014
(Dollars in thousands)	Loan Balance	Allowance	Allowance %	Loan Balance	Allowance	Allowance %
Nonaccrual	$9,151	$1,818	19.9%	$9,276	$1,984	21.4%
Performing TDR	20,907	1,803	8.6	22,731	1,884	8.3
All other	1,399,081	23,629	1.7	1,366,499	24,584	1.8
Total	$1,429,139	$27,250	1.9%	$1,398,506	$28,452	2.0%

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

The amount of the loan loss provision, or negative provision, for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs (recoveries) for the period.  Net charge-offs (recoveries) for the first three months of 2015 were $(0.7) million, a change of $1.4 million from the $0.8 million recorded for the first three months of 2014.  The provision for loan losses for the first three months of 2015 was a negative (or credit) of $1.9 million, representing an increase of $0.9 million from the negative provision of $1.0 million recorded for the first three months of 2014.  The increase in the negative provision is due to the improvement in the overall quality of the loan portfolio combined with the lower average of historical net charge-offs.

Nonperforming Loans / Nonperforming Assets

At March 31, 2015, the allowance for loan losses was 297.78% of nonperforming loans, compared to 302.26% of nonperforming loans, at December 31, 2014.  Nonaccrual loans, which comprise the majority of nonperforming loans, were $9.2 million as of March 31, 2015, a decrease of $0.1 million, or 1%, from December 31, 2014.  We have taken cumulative net charge-offs related to these nonaccrual loans of $5.9 million as of March 31, 2015.  Nonaccrual loans at March 31, 2015 were comprised of 49 relationships and were primarily concentrated in commercial and industrial (60%) and commercial real estate (25%).  All nonaccrual loans are considered impaired and are carried at their estimated collectible amounts.  These loans are believed to have sufficient collateral and are in the process of being collected.

(Dollars in thousands)	March 31, 2015	December 31, 2014
Nonaccrual loans:
Commercial real estate	$2,247	$2,195
One-to-four family residential	1,065	1,100
Real estate construction	392	73
Commercial	5,447	5,907
Other consumer	-	1
Total nonaccrual loans	9,151	9,276

Past due 90 days or more:
Commercial	-	137
Total past due 90 days or more	-	137
Total nonperforming loans	9,151	9,413
Other real estate	2,255	3,097
Total nonperforming assets	$11,406	$12,510

Nonperforming assets to portfolio loans receivable and
other real estate	0.80%	0.89%
Nonperforming loans to portfolio loans receivable	0.64	0.67
Allowance for loan losses to nonperforming loans	297.78	302.26
Government-guaranteed portion of nonperforming loans	$855	$895

At  March 31, 2015,  nine credit relationships represented 80% of nonperforming loans.  These were all commercial, commercial real estate lending, or one-to-four family residential relationships and had an aggregate principal balance of $7.4 million and related impairment reserves of $1.8 million.  Cumulative net charge-offs for these nine relationships were $5.3 million as of March 31, 2015.

Performing loans considered potential problem loans (loans which are not included in the past due or nonaccrual categories but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms) amounted to approximately $39.0 million at March 31, 2015, compared to $34.0 million at December 31, 2014.  Substantially all of these loans were performing in accordance with their present terms at March 31, 2015.  Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms.

At March 31, 2015, other real estate was $2.3 million, down from $3.1 million at December 31, 2014  due to property sales.   During the first three months of 2015, there was one sale of other real estate property, which had a principal value of $0.8 million,  and resulted in a net gain of $0.1 million.  In order to adjust the properties to their fair value, there were total other real estate write-downs of $0 during the first three months of 2015 compared to $0.6 million for the year ended December 31, 2014.

At March 31, 2015, the reserve for unfunded loan commitments was $2.2 million, a $0.2 million, or 9%, decrease from the amount at December 31, 2014.  Management believes the amount of the reserve is appropriate and is included in other liabilities on the unaudited consolidated statements of financial condition.  The decrease related primarily to continued improvement in asset quality and a corresponding decline in historical loss ratios used to calculate the reserve.

Deposits and Other Borrowings

Our deposits were $1.6 billion at March 31, 2015 and $1.5 billion at December 31, 2014.  The following table shows the composition of deposits at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2015	2014	$ Change	% Change
Noninterest-bearing demand	$506,952	$496,128	$10,824	2.18%
Interest-bearing demand	140,659	122,342	18,317	14.97
Money market accounts	488,569	461,679	26,890	5.82
Savings accounts	34,413	32,795	1,618	4.93
Time deposits of $100,000 or more	227,426	198,952	28,474	14.31
Other time deposits	218,435	222,103	(3,668)	(1.65)
Total deposits	$1,616,454	$1,533,999	$82,455	5.38%

We participate in the Certificate of Deposit Account Registry Service (“CDARS”) and CDARS deposits totaled $7.7 million at March 31, 2015 and $3.4 million at December 31, 2014.

Other borrowings, which includes short-term federal funds purchased, FHLB borrowings, and repurchase agreements, decreased $20.8 million, or 26%, to $58.6 million during the first three months of 2015.  The decrease primarily reflects the timing of repurchase agreements for the period.

Wholesale funding, including FHLB borrowings, federal funds purchased, and brokered deposits, accounted for 7% of total funding at March 31, 2015.  See further discussion under the “Liquidity” section below.

Shareholders’ Equity

Shareholders’ equity increased $0.7 million, primarily due to net income of $4.5 million combined with an increase of $1.1 million in other comprehensive income, and partially offset by $4.0 million in stock repurchases and $1.1 million in common stock dividends, for the first three months of 2015.  At March 31, 2015, the accumulated other comprehensive gain on available for sale investment securities and derivative instruments (net of tax) was $0.7 million, an increase from a loss of  $0.4 million at December 31, 2014.

At March 31, 2015, we and Bank SNB continued to exceed all applicable regulatory capital requirements.  See “Capital Requirements” on page 36.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 and 2014

Net income for the first quarter of 2015 of $4.5 million represented an increase of $0.8 million from the $3.7 million net income recorded for the first quarter of 2014.  Diluted earnings per share were $0.24 for the first quarter of 2015, compared to $0.19 for the first quarter of 2014.  The increase in quarterly net income was primarily the result of a  $1.0 million decrease in noninterest expense and a $0.9 million increase in the negative provision for loan losses, offset in part by a $0.4 million decrease in net interest income and a $0.2 million decrease in noninterest income.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period.  (See “Note 3:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 35.)

Net Interest Income

	For the three months
	ended March 31,
(Dollars in thousands)	2015	2014	$ Change	% Change
Interest income:
Loans	$15,570	$15,775	$(205)	(1.30)%
Investment securities:
U.S. government and agency obligations	336	427	(91)	(21.31)
Mortgage-backed securities	718	889	(171)	(19.24)
State and political subdivisions	289	296	(7)	(2.36)
Other securities	6	38	(32)	(84.21)
Other interest-earning assets	305	375	(70)	(18.67)
Total interest income	17,224	17,800	(576)	(3.24)

Interest expense:
Interest-bearing demand deposits	33	40	(7)	(17.50)
Money market accounts	182	146	36	24.66
Savings accounts	8	11	(3)	(27.27)
Time deposits of $100,000 or more	238	449	(211)	(46.99)
Other time deposits	374	379	(5)	(1.32)
Other borrowings	227	225	2	0.89
Subordinated debentures	552	549	3	0.55
Total interest expense	1,614	1,799	(185)	(10.28)

Net interest income	$15,610	$16,001	$(391)	(2.44)%

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

	For the three months ended March 31,
	2015			2014
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans (1) (2)	$1,419,137	$15,570	4.45%	$1,278,332	$15,775	5.00%
Investment securities (2)	367,877	1,349	1.49	388,639	1,650	1.72
Other interest-earning assets	158,940	305	0.78	280,327	375	0.54
Total interest-earning assets	1,945,954	17,224	3.59	1,947,298	17,800	3.71
Other assets	49,460			50,247
Total assets	$1,995,414			$1,997,545

Liabilities and shareholders' equity
Interest-bearing demand deposits	$138,895	$33	0.10%	$134,760	$40	0.12%
Money market accounts	484,639	182	0.15	436,763	146	0.14
Savings accounts	33,350	8	0.10	44,764	11	0.10
Time deposits	434,409	612	0.57	531,071	828	0.63
Total interest-bearing deposits	1,091,293	835	0.31	1,147,358	1,025	0.36
Other borrowings	72,307	227	1.27	80,806	225	1.13
Subordinated debentures	46,393	552	4.76	46,393	549	4.73
Total interest-bearing liabilities	1,209,993	1,614	0.54	1,274,557	1,799	0.57
Noninterest-bearing demand deposits	503,275			449,128
Other liabilities	10,918			10,489
Shareholders' equity	271,228			263,371
Total liabilities and shareholders' equity	$1,995,414			$1,997,545

Net interest income and interest rate spread		$15,610	3.05%		$16,001	3.14%
Net interest margin (3)			3.25%			3.33%
Ratio of average interest-earning assets
to average interest-bearing liabilities	160.82%			152.78%

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3) Net interest margin = annualized net interest income / average interest-earning assets

Compared to the first quarter of 2014, the first quarter 2015 yields on our interest-earning assets decreased 12  basis points, while the rates paid on our interest-bearing liabilities decreased 3 basis points, resulting in a decrease in the interest rate spread to 3.05%. Other contributing factors were the reduction in the level of overnight fed funds sold balances, resulting primarily from the branch sale that occurred in the second quarter of 2014 and loan growth when comparing balances to the prior year.  During the quarterly periods ended March 31, 2015 and March 31, 2014, annualized net interest margin was 3.25% and 3.33%, respectively, and for the same periods, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 160.82% from  152.78%, respectively.

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

With the rate environment remaining low in the short to mid-term, earning assets and interest bearing liabilities are repricing at lower rates.  The decrease in net interest income is primarily the result of higher interest expense on deposits.

	For the three months ended March 31,
	2015 vs. 2014
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate
Interest earned on:
Loans receivable (1)	$(204)	$1,556	$(1,760)
Investment securities (1)	(301)	(85)	(216)
Other interest-earning assets	(71)	(199)	128
Total interest income	(576)	1,272	(1,848)

Interest paid on:
Interest-bearing demand	(7)	1	(8)
Money market accounts	36	17	19
Savings accounts	(3)	(3)	-
Time deposits	(216)	(148)	(68)
Other borrowings	2	(25)	27
Subordinated debentures	3	-	3
Total interest expense	(185)	(158)	(27)

Net interest income	$(391)	$1,430	$(1,821)

(1) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

Noninterest Income

	For the three months
	ended March 31,
(Dollars in thousands)	2015	2014	$ Change	% Change
Noninterest income:
Other service charges and fees	$2,428	$2,596	$(168)	(6.47)%
Other noninterest income	59	70	(11)	(15.71)
Gain on sale/call of investment securities	5	135	(130)	(96.30)
Gain on sales of mortgage loans:
One-to-four family residential	348	224	124	55.36
Total noninterest income	$2,840	$3,025	$(185)	(6.12)%

Other service and fees charges decreased primarily due to a decrease in direct checking and overdraft charges.

Other noninterest income decreased primarily as a result of decreased rent on bank owned facilities.

The gain on sale/call of investment securities decreased $0.1 million due to the sale of an investment carried at cost during the first quarter of 2014.

Gain on sales of mortgage loans is primarily a reflection of the activity in residential mortgage lending. The increase relates to an increase in mortgage lending activity during the year.

Noninterest Expense

	For the three months
	ended March 31,
(Dollars in thousands)	2015		2014	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$	$ 7,914	$8,126	$(212)	(2.61)%
Occupancy		2,284	2,284	-	-
Data processing		446	485	(39)	(8.04)
FDIC and other insurance		312	397	(85)	(21.41)
Other real estate (net)		21	68	(47)	(69.12)
Unfunded loan commitment reserve		(225)	85	(310)	(364.71)
Other general and administrative		2,330	2,662	(332)	(12.47)
Total noninterest expense	$	$ 13,082	$14,107	$(1,025)	(7.27)%

The number of full-time equivalent employees increased from 359 at the beginning of the quarter to 360 as of March 31, 2015.  As of March 31, 2014, the number of full-time equivalent employees was 397.  The decrease in personnel expense from the prior year is primarily the result of the decrease in the number of employees due to the Kansas branch sales and an overall decrease in personnel.

The decrease in data processing is from a decrease in overall data processing expenses.

Our financial institution subsidiary pays deposit insurance premiums to the FDIC based on assessment rates.  The decrease from prior year is primarily the result of the decrease in assets, which is the basis for the premium calculation, and a decrease in the assessment rates, which is due to improvements in asset quality and other factors.

The decrease in other real estate net expenses is primarily the result of a decrease in overall other real estate.

The unfunded loan commitment reserve expense decreased primarily as a result of continued improvement in asset quality and the corresponding decline in historical loss ratios used to calculate the reserve.

The decrease in other general and administrative is primarily the result of lower legal,  consulting, supplies, and printing fees.

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

Our income tax expense was $2.7 million for the first three months of 2015 compared to $2.2 million for the first three months of 2014, an increase of $0.5 million, or 23%.  The increase in the income tax expense is the result of increased pretax income and fluctuations in permanent book/tax differences.  The effective tax rate for the first three months of 2015 was 37.49%, which is consistent with prior quarters.

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

Bank SNB has approved federal funds purchase lines totaling $140.0 million with four banks.  There was no outstanding balance on these lines at March 31, 2015.  Bank SNB is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program.  Collateral under this program consists of pledged selected commercial and industrial loans.  Currently the collateral allows Bank SNB to borrow up to $88 million.  As of March 31, 2015, no borrowings were made through the BIC program.  In addition, Bank SNB has available a $337 million line of credit from the FHLB.  Borrowings under the FHLB lines are secured by investment securities and loans.  At March 31, 2015, Bank SNB’s FHLB line of credit had an outstanding balance of $25.0 million.  (See also “Deposits and Other Borrowings” on page 31 for funds available and “Note 9: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements for a discussion of our funds management unit.)

Bank SNB sells securities under agreements to repurchase with Bank SNB retaining custody of the collateral.  Collateral consists of U.S. government agency obligations, which are designated as pledged with Bank SNB’s safekeeping agent.  These transactions are for one to four day periods.  Outstanding balances under this program were $33.6 million and $54.4 million as of March 31, 2015 and December 31, 2014, respectively.

At March 31, 2015, $235.9 million of the total carrying value of investment securities of $352.3 million were pledged as collateral to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.  Any amount over pledged can be released at any time.

During the first three months of 2015, no category of short-term borrowings had an average balance that exceeded 30% of ending shareholders’ equity.

During the first three months of 2015, cash and cash equivalents increased by $13.5 million, or 10%, to $154.4 million.  This increase was the net result of cash provided by financing activities of $56.7 million (primarily from net increases in deposits offset in part by a decrease in other borrowings and purchases of treasury stock), and offset by cash used in investing activities of $40.5 million (primarily from purchases of available for sale securities, and the increase in net loans originated),  and cash used in operating activities of $2.8 million.

CAPITAL REQUIREMENTS

Basel III – United States banking regulators are members of the Basel Committee on Banking Supervision.  This committee issues accords, which include capital guidelines for use by regulators in individual countries, generally referred to as Basel I (1988), Basel II (2004), and Basel III (2011).  U.S. banking agencies published the final proposed rules to implement Basel III in the United States (the “Basel III Capital Rules”), which were effective for us January 1, 2015 (subject to a phase-in period for certain provisions).  The Basel III Capital Rules introduce a comprehensive new regulatory framework for U.S. banking organizations, which is consistent with international standards.  The implementation of Basel III is intended to help ensure that banks of all sizes maintain strong capital positions to keep them viable during times of financial stress and severe economic downturns.

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

When fully phased in on January 1, 2019, the Basel III Capital Rules will require us to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a “capital conservation buffer” equal to 2.5% of total risk-weighted assets (the “Capital Buffer”), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the Capital Buffer, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the Capital Buffer and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average quarterly assets.  The Capital Buffer will be tested on a quarterly basis.  Our ability to pay dividends, discretionary bonuses, or repurchase stock will be restricted unless we maintain the Capital Buffer.  As of March 31, 2015, we are well-capitalized even if we apply the capital buffer, which does not go into effect until future years.

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

In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in regulatory capital. Accordingly, amounts reported as accumulated other comprehensive income/loss related to securities available for sale and effective cash flow hedges do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items.

Capital Ratios  – Financial holding companies are required to maintain capital ratios set by the FRB in its Risk-Based Capital Guidelines.  At March 31, 2015, we exceeded all applicable capital requirements, having a total risk-based capital ratio of 19.36%, a Tier I risk-based capital ratio of 18.10%, a Tier 1 leverage ratio of 15.75%, and a CET1 ratio of 18.10%.  Our CET1 ratio is the same as our Tier 1 ratio, because none of the deduction items exceeded the threshold of 10% of Tier 1 capital, either individually or in aggregate. As of March 31, 2015, Bank SNB met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest or Bank SNB by bank regulators.

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

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements.  Accounting policies related to the allowance for loan losses, the valuation of securities, income taxes, goodwill and other intangible assets are considered to be critical, as these policies involve considerable subjective judgment and estimation by management.

There have been no significant changes in our application of critical accounting policies since December 31, 2014.

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

Estimated Changes in Net Interest Income

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp

March 31, 2015	14.03%	8.57%	3.07%
December 31, 2014	11.96%	7.10%	2.31%

When compared to December 31, 2014, net interest income at risk improved in each of the three interest rate scenarios.  The measured changes in net interest income for all scenarios are in compliance with the established policy limits.

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

Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

March 31, 2015	5.98%	3.41%	0.54%
December 31, 2014	2.56%	1.09%	(0.52)%

As of March 31, 2015, the economic value of equity measure improved  in  each of the three rising interest rate scenarios when compared to the December 31, 2014 percentages.  The measured changes in economic value of equity for all scenarios are in compliance with the established policy limits.

*   *   *   *   *   *   *

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015.  Our Chief Executive Officer and Chief Financial Officer participated in the evaluation.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1:  Legal proceedings

On March 18, 2011, an action entitled Ubaldi, et al. v SLM Corporation (“Sallie Mae”), et al., Case No. 3:11-cv-01320 EDL (the “Ubaldi Case”) was filed in the U.S. District Court for the Northern District of California as a putative class action with respect to certain loans that the plaintiffs claim were made by Sallie Mae.   The loans in question were made by various banks, including Bank SNB, and sold to Sallie Mae.  Plaintiffs claim that Sallie Mae entered into arrangements with chartered banks in order to evade California law and that Sallie Mae is the de facto lender on the loans in question and, as the lender on such loan, Sallie Mae charged interest and late fees that violates California usury law and the California Business and Professions Code. Sallie Mae has denied all claims asserted against it and has stated that it intends to vigorously defend the action.  On March 26, 2014, the Court denied the plaintiffs’ request to certify the class; however, the Court permitted the plaintiffs to amend the filing to redefine the class. Plaintiffs filed a renewed motion on June 23, 2014. On December 19, 2014, the Court issued a decision on the renewed motion, certifying a class with respect to claims of improper late fees, but denying class certification with respect to plaintiffs’ usury claims.   Plaintiffs thereafter filed a motion seeking leave to amend their complaint to add additional parties, which Sallie Mae opposed, and, on March 24, 2015, the Court denied the plaintiffs’ motion.

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

Item 1A:  Risk Factors

There were no material changes in risk factors during the first three months of 2015 from those disclosed in our Form 10-K for the year ended December 31, 2014.

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

The table below sets forth information regarding the Company's repurchases of its common stock during the three months ended March 31, 2015.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
				372,182
January 1, 2015 to January 31, 2015	118,200	$15.96	118,200	253,982
February 1, 2015 to February 28, 2015	104,808	16.33	104,808	149,174
March 1, 2015 to March 31, 2015	26,484	16.71	26,484	122,690
Total	249,492	$16.19	249,492

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

SOUTHWEST BANCORP, INC.

(Registrant)

By: /s/ Mark W. Funke	May 5, 2015
Mark W. Funke President and Chief Executive Officer (Principal Executive Officer)	Date

By: /s/ Joe T. Shockley, Jr.	May 5, 2015
Joe T. Shockley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date