Form 10-Q
period 2015-06-30
SOUTHWEST BANCORP INC
filed 2015-08-07
CIK 914374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

 __________________

[ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

[    ] YES[ x ] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 7, 2015, the issuer has  19,033,860  shares of its Common Stock, par value $1.00, outstanding.

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

These forward-looking statements include:

•	Statements of our goals, intentions, and expectations;
•	Estimates of risks and of future costs and benefits;
•	Expectations regarding our future financial performance and the financial performance of our operating segments;
•	Expectations regarding regulatory actions;
•	Expectations regarding our ability to utilize tax loss benefits;
•	Expectations regarding our stock repurchase program;
•	Expectations regarding dividends;
•	Expectations regarding acquisitions and divestitures;
•	Expectations regarding integration of acquired operations;
•	Assessments of loan quality, probable loan losses or negative provisions, and the amount and timing of loan payoffs;
•	Estimates of the value of assets held for sale or available for sale; and
•	Statements of our ability to achieve financial and other goals.

These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions, future laws,  regulations and accounting principles; changes in effective tax rates or the expiration of favorable tax provisions; changes in regulatory standards and examination policies; and a variety of other matters.  These other matters include, among other things, the direct and indirect effects of economic conditions on interest rates, credit quality, loan demand, liquidity, and monetary and supervisory policies of banking regulators.  Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements.  In addition, our past growth and performance do not necessarily indicate our future results.  For other factors, risks, and uncertainties that could cause actual results to differ materially from estimates and projections contained in forward-looking statements, please read the “Risk Factors” contained in our Annual Report on  Form 10-K for the year ended December 31, 2014.

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

 SOUTHWEST BANCORP, INC.

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2015	2014
(Dollars in thousands)	(unaudited)
Assets:
Cash and due from banks	$22,923	$19,705
Interest-bearing deposits	133,765	121,231
Cash and cash equivalents	156,688	140,936
Securities held to maturity (fair values of $11,818 and $12,880, respectively)	11,364	12,362
Securities available for sale (amortized cost of $360,609 and $352,275, respectively)	361,896	353,231
Loans held for sale	6,687	1,485
Loans receivable	1,442,743	1,398,506
Less: Allowance for loan losses	(26,219)	(28,452)
Net loans receivable	1,416,524	1,370,054
Accrued interest receivable	4,281	4,723
Non-hedge derivative asset	701	787
Premises and equipment, net	18,251	18,588
Other real estate	2,393	3,097
Goodwill	1,214	1,214
Other intangible assets, net	3,923	3,927
Bank owned life insurance	20,110	-
Other assets	27,549	31,630
Total assets	$2,031,581	$1,942,034

Liabilities:
Deposits:
Noninterest-bearing demand	$515,156	$496,128
Interest-bearing demand	131,547	122,342
Money market accounts	496,178	461,679
Savings accounts	35,647	32,795
Time deposits of $100,000 or more	233,105	198,952
Other time deposits	212,813	222,103
Total deposits	1,624,446	1,533,999
Accrued interest payable	774	769
Non-hedge derivative liability	701	787
Other liabilities	9,747	9,920
Other borrowings	75,839	79,380
Subordinated debentures	46,393	46,393
Total liabilities	1,757,900	1,671,248
Shareholders' equity:
Common stock - $1 par value; 40,000,000 shares authorized;
19,900,855 and 19,810,877 shares issued, respectively	19,901	19,811
Additional paid in capital	101,518	101,245
Retained earnings	166,837	160,427
Accumulated other comprehensive loss	(233)	(395)
Treasury stock, at cost; 867,310 and 617,818 shares, respectively	(14,342)	(10,302)
Total shareholders' equity	273,681	270,786
Total liabilities & shareholders' equity	$2,031,581	$1,942,034

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Operations

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands, except earnings per share data)	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$15,839	$16,343	$31,409	$32,118
Investment securities:
U.S. Government and agency obligations	381	337	717	764
Mortgage-backed securities	660	937	1,378	1,826
State and political subdivisions	287	294	576	590
Other securities	-	60	6	98
Other interest-earning assets	288	314	593	689
Total interest income	17,455	18,285	34,679	36,085

Interest expense:
Interest-bearing demand	30	40	63	80
Money market accounts	183	136	365	282
Savings accounts	9	11	17	22
Time deposits of $100,000 or more	170	338	408	787
Other time deposits	470	406	844	785
Other borrowings	241	223	468	448
Subordinated debentures	561	557	1,113	1,106
Total interest expense	1,664	1,711	3,278	3,510

Net interest income	15,791	16,574	31,401	32,575

Provision (credit) for loan losses	(1,136)	(355)	(3,023)	(1,341)
Net interest income after provision (credit) for loan losses	16,927	16,929	34,424	33,916

Noninterest income:
Service charges and fees	2,450	2,608	4,878	5,204
Gain on sale of bank branches, net	-	4,378	-	4,378
Gain on sales of mortgage loans, net	621	463	969	687
Gain on sales/calls of investment securities, net	138	629	143	764
Other noninterest income	200	168	259	238
Total noninterest income	3,409	8,246	6,249	11,271

Noninterest expense:
Salaries and employee benefits	8,289	8,472	16,203	16,598
Occupancy	2,201	2,253	4,485	4,537
Data processing	410	530	856	1,015
FDIC and other insurance	316	314	628	711
Other real estate, net	112	511	133	579
General and administrative	2,654	3,252	4,759	5,999
Total noninterest expense	13,982	15,332	27,064	29,439
Income before taxes	6,354	9,843	13,609	15,748
Taxes on income	2,193	3,691	4,913	5,905
Net income	$4,161	$6,152	$8,696	$9,843

Basic earnings per common share	$0.22	$0.31	$0.46	$0.50
Diluted earnings per common share	0.22	0.31	0.46	0.50
Common dividends declared per share	0.06	0.04	0.12	0.08

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands)	2015	2014	2015	2014

Net income	$4,161	$6,152	$8,696	$9,843

Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities	(1,375)	2,761	474	5,290
Reclassification adjustment for net gains arising during the period	(138)	(629)	(143)	(764)
Change in fair value of derivative used for cash flow hedge	(10)	(32)	(84)	70
Other comprehensive income (loss), before tax	(1,523)	2,100	247	4,596
Tax benefit (expense) related to items of other comprehensive
income	617	(812)	(85)	(1,778)
Other comprehensive income (loss), net of tax	(906)	1,288	162	2,818
Comprehensive income	$3,255	$7,440	$8,858	$12,661

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

	For the six months
	ended June 30,
(Dollars in thousands)	2015	2014
Operating activities:
Net income	$8,696	$9,843
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(3,023)	(1,341)
Adjustment to other real estate	63	320
Deferred tax expense	1,286	5,609
Asset depreciation	1,172	1,301
Securities premium amortization, net of discount accretion	1,394	1,341
Amortization of intangibles	480	393
Restricted stock amortization expense	656	430
Net gain on sales/calls of investment securities	(143)	(764)
Net gain on sales of mortgage loans	(969)	(687)
Net (gain) loss on sales of premises/equipment	(13)	37
Net (gain) loss on sales of other real estate	(59)	18
Net gain from sale of bank branches	-	(4,378)
Proceeds from sales of held for sale loans	44,913	35,711
Held for sale loans originated for resale	(49,214)	(38,709)
Net changes in assets and liabilities:
Accrued interest receivable	442	398
Other assets	1,806	(1,687)
Accrued interest payable	5	(73)
Other liabilities	(241)	1,080
Net cash provided by operating activities	7,251	8,842
Investing activities:
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	940	1,000
Available for sale securities	50,586	45,343
Redemptions of other investments	-	885
Purchases of available for sale securities	(60,255)	(34,833)
Purchases of bank owned life insurance	(20,110)	-
Loans originated, net of principal repayments	(43,689)	(109,347)
Cash outflows from sale of bank branches, net	-	(94,806)
Purchases of premises and equipment	(888)	(1,034)
Proceeds from sales of premises and equipment	66	39
Proceeds from sales of other real estate	900	251
Net cash used in investing activities	(72,450)	(192,502)
Financing activities:
Net increase in deposits	90,447	10,344
Net increase (decrease) in other borrowings	(3,541)	10,128
Net proceeds from issuance of common stock	363	75
Purchases of treasury stock	(4,040)	-
Common stock dividends paid	(2,277)	(1,571)
Preferred stock dividends paid	(1)	(1)
Net cash provided by financing activities	80,951	18,975
Net increase (decrease) in cash and cash equivalents	15,752	(164,685)
Cash and cash equivalents:
Beginning of period	140,936	279,839
End of period	$156,688	$115,154

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		Other		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury	Shareholders'
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Gain/(Loss)	Stock	Equity
Balance, December 31, 2013	19,732,926	$19,733	$99,937	$142,528	$(3,011)	$-	$259,187

Dividends declared:
Preferred	-	-	-	(1)	-	-	(1)
Common, $0.08 per share,	-	-	-	(1,581)	-	-	(1,581)
Common stock issued	59,343	59	1,010	-	-	-	1,069
Net common stock issued under
employee plans and related tax expense	854	1	15	-	-	-	16
Other comprehensive income, net of tax	-	-	-	-	2,818	-	2,818
Net income	-	-	-	9,843	-	-	9,843

Balance, June 30, 2014	19,793,123	$19,793	$100,962	$150,789	$(193)	$-	$271,351

Balance, December 31, 2014	19,193,059	$19,811	$101,245	$160,427	$(395)	$(10,302)	$270,786

Dividends declared:
Preferred	-	-	-	(1)	-	-	(1)
Common, $0.12 per share,	-	-	-	(2,285)	-	-	(2,285)
Common stock issued	88,937	89	256	-	-	-	345
Net common stock issued under
employee plans and related tax expense	1,041	1	17	-	-	-	18
Other comprehensive income, net of tax	-	-	-	-	162	-	162
Treasury shares purchased	(249,492)	-	-	-	-	(4,040)	(4,040)
Net income	-	-	-	8,696	-	-	8,696

Balance, June 30, 2015	19,033,545	$19,901	$101,518	$166,837	$(233)	$(14,342)	$273,681

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1:  SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States.  However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation.  Those adjustments consist of normal recurring adjustments.  The results of operations for the three and six months ended June 30, 2015, and the cash flows for the six months ended June 30, 2015, should not be considered indicative of the results to be expected for the full year.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2014.

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

NOTE 2:  INVESTMENT SECURITIES

A summary of the amortized cost and fair values of investment securities at June 30, 2015 and December 31, 2014 follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At June 30, 2015
Held to Maturity:
Obligations of state and political subdivisions	$11,364	$460	$(6)	$11,818
Total	$11,364	$460	$(6)	$11,818

Available for Sale:
Federal agency securities	$83,508	$474	$(269)	$83,713
Obligations of state and political subdivisions	32,546	524	(123)	32,947
Residential mortgage-backed securities	202,438	1,350	(809)	202,979
Asset-backed securities	9,624	10	(21)	9,613
Other securities	32,493	258	(107)	32,644
Total	$360,609	$2,616	$(1,329)	$361,896

At December 31, 2014
Held to Maturity:
Obligations of state and political subdivisions	$12,362	$528	$(10)	$12,880
Total	$12,362	$528	$(10)	$12,880

Available for Sale:
Federal agency securities	$99,959	$359	$(772)	$99,546
Obligations of state and political subdivisions	32,760	519	(140)	33,139
Residential mortgage-backed securities	177,391	1,686	(850)	178,227
Asset-backed securities	9,608	-	(60)	9,548
Other securities	32,557	240	(26)	32,771
Total	$352,275	$2,804	$(1,848)	$353,231

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association. Other securities consist of corporate stock.

Securities with limited marketability, such as Federal Reserve Bank stock, Federal Home Loan Bank (“FHLB”) stock, and certain other investments, are carried at cost and included in other assets on the consolidated statements of financial condition.  Total investments carried at cost were $7.9 million at June 30, 2015 and December 31, 2014.  There are no identified events or changes in circumstances that may have a significant adverse effect on the investments carried at cost.

A comparison of the amortized cost and approximate fair value of our investment securities by maturity date at June 30, 2015 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
One year or less	$14,014	$14,114	$-	$-
More than one year through five years	229,893	230,710	8,017	8,189
More than five years through ten years	75,395	75,457	3,347	3,629
More than ten years	41,307	41,615	-	-
Total	$360,609	$361,896	$11,364	$11,818

The foregoing analysis assumes that our residential mortgage-backed securities mature during the period in which they are estimated to prepay.  No other prepayment or repricing assumptions have been applied to our investment securities for this analysis.

Gain or loss on sale of investments is based upon the specific identification method.  There was a $0.1 million gain on sales of securities for the six months ended June 30, 2015 which resulted from residual payments related to the sale of a private equity investment during the fourth quarter of 2014. There was a $0.8 million gain on sales of securities for the six months ended June 30, 2014, which was the result of the sale of a stock investment that was acquired in a prior year repossession.

The following table shows securities with gross unrealized losses and their fair values by the length of time that the individual securities had been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014.  Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
		Amortized cost of	Loss Existing for:		Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses
At June 30, 2015
Held to Maturity:
Obligations of state and political subdivisions	1	$1,698	$(6)	$-	$1,692
	1	$1,698	$(6)	$-	$1,692

Available for Sale:
Federal agency securities	7	$32,900	$(47)	$(221)	$32,632
Obligations of state and political subdivisions	7	9,102	(43)	(81)	8,978
Residential mortgage-backed securities	46	105,680	(326)	(483)	104,871
Asset-backed securities	2	5,671	(21)	-	5,650
Other securities	4	6,978	(37)	(70)	6,871
Total	66	$160,331	$(474)	$(855)	$159,002

At December 31, 2014
Held to Maturity:
Obligations of state and political subdivisions	1	$1,718	$(10)	$-	$1,708
	1	$1,718	$(10)	$-	$1,708

Available for Sale:
Federal agency securities	13	$60,578	$(37)	$(735)	$59,806
Obligations of state and political subdivisions	8	10,076	-	(140)	9,936
Residential mortgage-backed securities	40	65,223	(110)	(740)	64,373
Asset-backed securities	3	9,608	(19)	(41)	9,548
Other securities	2	9,571	(3)	(23)	9,545
Total	66	$155,056	$(169)	$(1,679)	$153,208

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

We have the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities.  Furthermore, as of June 30, 2015, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not likely that we will have to sell any such securities before a recovery of cost.  The declines in fair value were attributable to recent increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates.  Management does not believe any of the securities are impaired due to credit quality.  Accordingly, as of June 30, 2015, management believes the impairment of these investments is not deemed to be other-than-temporary.

As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.  Securities with an amortized cost of $212.3 million and $218.5 million were pledged to meet such requirements at June 30, 2015 and December 31, 2014, respectively.  Any amount over-pledged can be released at any time.

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

We extend commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas.  Our commercial lending operations are concentrated in Oklahoma City, Tulsa, Dallas, Wichita, and other metropolitan markets in Oklahoma, Texas,  and Kansas.  As a result, the collectability of our loan portfolio can be affected by changes in the economic conditions in those states and markets.  Please see Note 9: Operating Segments for more detail regarding loans by market.  At June 30, 2015 and December 31, 2014, substantially all of our loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.

Our loan classifications were as follows:

(Dollars in thousands)	At June 30, 2015	At December 31, 2014
Real estate mortgage:
Commercial	$759,406	$752,971
One-to-four family residential	85,338	77,531
Real estate construction:
Commercial	186,140	186,659
One-to-four family residential	13,107	10,464
Commercial	384,788	350,410
Installment and consumer:
Guaranteed student loans	-	37
Other	20,651	21,919
	1,449,430	1,399,991
Less: Allowance for loan losses	(26,219)	(28,452)
Total loans, net	1,423,211	1,371,539
Less: Loans held for sale (included above)	(6,687)	(1,485)
Net loans receivable	$1,416,524	$1,370,054

Concentrations of Credit.  At June 30, 2015, $485.7 million, or 34%, and  $422.3 million, or 29%, of our loans consisted of loans to individuals and businesses in the real estate and healthcare industries, respectively.  We do not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Loans Held for Sale.  We had loans which were held for sale of $6.7 million and $1.5 million at June 30, 2015 and December 31, 2014, respectively.  The loans currently classified as held for sale, primarily residential mortgage loans, are carried at the lower of cost or market value.  A substantial portion of our one-to-four family residential loans and loan servicing rights are sold to one buyer.  These mortgage loans are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan.  These loans are available for sale in the secondary market.

Loan Servicing.  We earn fees for servicing real estate mortgages and other loans owned by others.  The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned.  The unpaid principal balance of real estate mortgage loans serviced for others totaled $416.0 million and $410.3 million at June 30, 2015 and December 31, 2014, respectively.  Loan servicing rights are capitalized based on estimated fair value at the point of origination.  The servicing rights are amortized over the period of estimated net servicing income.

Acquired Loans.  On June 19, 2009, Bank SNB entered into purchase and assumption agreements with the Federal Deposit Insurance Corporation (“FDIC”) to acquire substantially all loans as well as certain other related assets of First National Bank of Anthony, Anthony, Kansas in an FDIC-assisted transaction.  Bank SNB and the FDIC entered into loss sharing agreements that provided Bank SNB with significant protection against credit losses from loans and related assets acquired in the transaction (also known as acquired, covered, or discounted loans).  Under these agreements, for a period of ten years for 1-4 family real estate loans and for a period of five years for other loans, the FDIC was required to reimburse Bank SNB for 80% of net losses up to $35.0 million on covered assets, primarily acquired loans and other real estate, and for 95% of any net losses above $35.0 million.  Bank SNB services the covered assets.  On April 10, 2015, Bank SNB entered into an agreement with the FDIC to terminate these loss sharing agreements with the FDIC.  All future recoveries, charge-offs, and expenses related to these covered assets are now recognized entirely by Bank SNB.

Due to the immateriality of the remaining balance of loans that were covered under the loss sharing agreements with the FDIC, covered and noncovered loans have been combined for reporting purposes. Prior period numbers have also been adjusted to reflect this change. This adjustment has no financial statement impact.

Loans that were covered under the loss sharing agreements with the FDIC are reported in loans.  The acquired loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses.  Subsequent decreases in expected cash flows are recognized as impairments.  Valuation allowances on these loans reflect only losses incurred after the acquisition.

Changes in the carrying amounts and accretable yields for loans that were acquired under the loss sharing agreements with the FDIC were as follows for the three and six months ended June 30, 2015 and June 30, 2014.

	For the three months ended June 30,
	2015		2014
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$419	$4,310	$1,503	$15,053
Payments received	-	(208)	-	(6,766)
Net charge-offs	-	-	(5)	(367)
Net reclassifications to / from nonaccretable amount	240	-	-	-
Accretion	(198)	442	(638)	-
Balance at end of period	$461	$4,544	$860	$7,920

	For the six months ended June 30,
	2015		2014
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$540	$4,971	$1,597	$16,427
Payments received	-	(869)	-	(8,099)
Net charge-offs	-	-	(9)	(408)
Net reclassifications to / from nonaccretable amount	240	-	-	-
Accretion	(319)	442	(728)	-
Balance at end of period	$461	$4,544	$860	$7,920

Nonperforming / Past Due Loans.  We identify past due loans based on contractual terms on a loan-by-loan basis and generally place loans, except for consumer loans, on nonaccrual when any portion of the principal or interest is ninety  days past due and collateral is insufficient to discharge the debt in full.  Interest accrual may also be discontinued earlier if, in management’s opinion, collection is unlikely.  Generally, past due consumer installment loans are not placed on nonaccrual but are charged-off when they are four months past due.  Accrued interest is written off when a loan is placed on nonaccrual status.  Subsequent interest income is recorded when cash receipts are received from the borrower and collectability of the principal amount is reasonably assured.

Under generally accepted accounting principles and instructions to reports of condition and income of banking regulators, a nonaccrual loan may be returned to accrual status:  (i) when none of its principal and interest is due and unpaid, repayment is expected, and there has been a sustained period (at least six months) of repayment performance; (ii) when the loan is well-secured, there is a sustained period of performance and repayment within a reasonable period is reasonably assured; or (iii) when the loan otherwise becomes well-secured and in the process of collection. Loans that have been restructured because of weakened financial positions of the borrowers also may be returned to accrual status if repayment is reasonably assured under the revised terms and there has been a sustained period of repayment performance.

Management strives to carefully monitor credit quality and to identify loans that may become nonperforming.  At any time, however, there are loans included in the portfolio that will result in losses to us that have not been identified as nonperforming or potential problem loans.  Because the loan portfolio contains a significant number of commercial (including energy banking credits) and commercial real estate loans with relatively large balances, the unexpected deterioration of one or a few such loans may cause a significant increase in nonperforming assets and may lead to a material increase in charge-offs and the provision for loan losses in future periods.

The following table shows the recorded investment in loans on nonaccrual status.

(Dollars in thousands)	At June 30, 2015	At December 31, 2014
Real estate mortgage:
Commercial	$2,141	$2,195
One-to-four family residential	1,216	1,100
Real estate construction:
Commercial	416	73
Commercial	5,114	5,907
Other consumer	-	1
Total nonaccrual loans	$8,887	$9,276

During the first six months of 2015,  an immaterial amount of interest income was received on nonaccruing loans.  If interest on all nonaccrual loans had been accrued for the six months ended June 30, 2015, additional interest income of $0.3 million would have been recorded.

The following table shows an age analysis of past due loans at June 30, 2015 and December 31, 2014.

		90 days and				Recorded loans
	30-89 days	greater	Total past		Total	> 90 days and
(Dollars in thousands)	past due	past due	due	Current	loans	accruing
At June 30, 2015
Real estate mortgage:
Commercial	$567	$2,141	$2,708	$756,698	$759,406	$-
One-to-four family residential	121	1,216	1,337	84,001	85,338	-
Real estate construction:
Commercial	-	416	416	185,724	186,140	-
One-to-four family residential	-	-	-	13,107	13,107	-
Commercial	241	5,114	5,355	379,433	384,788	-
Other	88	-	88	20,563	20,651	-
Total	$1,017	$8,887	$9,904	$1,439,526	1,449,430	$-

At December 31, 2014
Real estate mortgage:
Commercial	$4,053	$2,195	$6,248	$746,723	$752,971	$-
One-to-four family residential	122	1,100	1,222	76,309	77,531	-
Real estate construction:
Commercial	2,177	73	2,250	184,409	186,659	-
One-to-four family residential	-	-	-	10,464	10,464	-
Commercial	1,159	6,044	7,203	343,207	350,410	137
Other	162	1	163	21,793	21,956	-
Total	$7,673	$9,413	$17,086	$1,382,905	1,399,991	$137

Impaired Loans.  A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Each loan deemed to be impaired (loans on nonaccrual status and greater than $100,000,  and all troubled debt restructurings) is evaluated on an individual basis using the discounted present value of expected cash flows based on the loan’s initial effective interest rate, the fair value of collateral, or the market value of the loan.  Smaller balance and homogeneous loans, including mortgage and consumer loans, are collectively evaluated for impairment.

Interest payments on impaired loans are applied to principal until collectability of the principal amount is reasonably assured, and, at that time, interest is recognized on a cash basis.  Impaired loans, or portions thereof, are charged-off when deemed uncollectible.

Impaired loans are shown in the following table:

	With No Specific Allowance		With A Specific Allowance
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Investment	Balance	Allowance
At June 30, 2015
Commercial real estate	$10,684	$12,940	$11,317	$11,317	$1,875
One-to-four family residential	1,229	1,792	-	-	-
Real estate construction	416	416	-	-	-
Commercial	2,146	2,571	3,739	9,852	1,660
Other	-	-	-	-	-
Total	$14,475	$17,719	$15,056	$21,169	$3,535

At December 31, 2014
Commercial real estate	$12,382	$14,752	$11,497	$11,556	$2,047
One-to-four family residential	1,115	1,833	-	-	-
Real estate construction	73	104	-	-	-
Commercial	2,624	2,887	4,315	10,673	1,822
Other	1	2	-	-	-
Total	$16,195	$19,578	$15,812	22,229	$3,869

The average recorded investment of loans classified as impaired and the interest income recognized on those loans for the six months ended June  30, 2015 and June 30, 2014 are shown in the following table:

	As of and for the six months ended June 30,
	2015		2014
	Average		Average
	Recorded	Interest	Recorded	Interest
(Dollars in thousands)	Investment	Income	Investment	Income
Commercial real estate	$23,862	$473	$43,104	$663
One-to-four family residential	1,777	1	3,649	1
Real estate construction	376	-	251	-
Commercial	6,080	20	9,693	42
Other	1	-	69	-
Total	$32,096	$494	$56,766	$706

Troubled Debt Restructurings.  Our loan portfolio also includes certain loans that have been modified in troubled debt restructurings, where economic concessions have been granted to borrowers who have experienced financial difficulties.  These concessions typically result from loss mitigation activities and can include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions.  Troubled debt restructurings are classified as impaired at the time of restructuring and are then further classified as nonperforming, potential problem, or performing restructured, as applicable.  Loans modified in troubled debt restructurings may be returned to performing status after considering the borrowers’ sustained repayment for a reasonable period of at least six months.

When we modify loans in a troubled debt restructuring, an evaluation of any possible impairment is performed similar to the evaluation done with respect to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use of the current fair value of the collateral, less selling costs for collateral dependent loans.  If it is determined that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs, and unamortized premium or discount), an impairment is recognized through an allowance estimate or a charge-off to the allowance.

Troubled debt restructured loans outstanding as of June 30, 2015 and December 31, 2014 were as follows:

	At June 30, 2015		At December 31, 2014
(Dollars in thousands)	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial real estate	$19,861	$967	$21,685	$1,082
One-to-four family residential	13	54	14	62
Commercial	771	340	1,032	655
Total	$20,645	$1,361	$22,731	$1,799

At June 30, 2015 and December 31, 2014,  we had no significant commitments to lend additional funds to debtors whose loan terms have been modified in a  troubled debt restructuring.

Loans modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2015 and June 30, 2014 are shown in the following table:

	For the three months ended June 30,
	2015		2014
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial	-	$-	2	$9,684
Total	-	$-	2	$9,684

	For the six months ended June 30,
	2015		2014
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial real estate	-	$-	2	$9,684
Commercial	-	-	3	229
Total	-	$-	5	$9,913

The modifications of loans identified as troubled debt restructurings primarily related to payment reductions, payment extensions, and/or reductions in the interest rate.  The financial impact of troubled debt restructurings is not significant.

The following table presents the recorded investment and the number of loans modified as a troubled debt restructuring that subsequently defaulted during the three and six months ended June 30, 2015 and June 30, 2014.  Default, for this purpose, is deemed to occur when a loan is 90 days or more past due or transferred to nonaccrual and is within twelve months of restructuring.

	For the three months ended June 30,
	2015		2014
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	Investment	Contracts	Investment
Commercial	-	$-	1	$205
Total	-	$-	1	$205

	For the six months ended June 30,
	2015		2014
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	Investment	Contracts	Investment
Commercial	-	$-	1	$205
Total	-	$-	1	$205

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

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans.  As of June 30, 2015 and December 31, 2014, based on the most recent analysis performed as of those dates, the risk category of loans by class was as follows:

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At June 30, 2015
Grade:
Pass	$707,216	$84,016	$198,607	$353,823	$20,521	$1,364,183
Special Mention	30,073	22	221	11,430	130	41,876
Substandard	22,117	1,300	419	14,854	-	38,690
Doubtful	-	-	-	4,681	-	4,681
Total	$759,406	$85,338	$199,247	$384,788	$20,651	$1,449,430

At December 31, 2014
Grade:
Pass	$690,791	$76,322	$194,670	$331,594	$21,849	$1,315,226
Special Mention	34,287	22	420	7,144	106	41,979
Substandard	27,594	1,154	2,033	6,725	1	37,507
Doubtful	299	33	-	4,947	-	5,279
Total	$752,971	$77,531	$197,123	$350,410	$21,956	$1,399,991

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

The general component of the allowance is calculated based on ASC 450, Contingencies.  Loans not evaluated for specific allowance are segmented into loan pools by type of loan.  The non-owner occupied commercial real estate pool is further segmented by the market in which the loan collateral is located.  Our primary markets are Oklahoma, Texas, and Kansas, and loans secured by real estate in those states are included in the “in-market” pool, with the remaining loans being included in the “out-of-market” pool.  Estimated allowances are based on historical loss trends with adjustments factored in based on qualitative risk factors both internal and external to us.  The historical loss trend is determined by loan pool and segmentation and is based on the actual loss history experienced by us over the most recent three years.  The qualitative risk factors include, but are not limited to, economic and business conditions, changes in lending staff, lending policies and procedures, quality of loan review, changes in the nature and volume of the portfolios, loss and recovery trends, asset quality trends, and legal and regulatory considerations.

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

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At June 30, 2015
Balance at beginning of period	$13,678	$712	$4,159	$9,614	$289	$28,452
Loans charged-off	(116)	(20)	(21)	(343)	(56)	(556)
Recoveries	151	443	31	583	138	1,346
Provision for loan losses	(448)	(557)	(509)	(1,313)	(196)	(3,023)
Balance at end of period	$13,265	$578	$3,660	$8,541	$175	$26,219

Allowance for loan losses ending balance:
Individually evaluated for impairment	$1,875	$-	$-	$1,660	$-	$3,535
Collectively evaluated for impairment	11,390	578	3,660	6,881	175	22,684
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$13,265	$578	$3,660	$8,541	$175	$26,219

Loans receivable ending balance:
Individually evaluated for impairment	$20,886	$404	$416	$5,885	$-	$27,591
Collectively evaluated for impairment	735,587	83,438	198,738	378,881	20,651	1,417,295
Acquired with deteriorated credit quality	2,933	1,496	93	22	-	4,544
Total ending loans balance	$759,406	$85,338	$199,247	$384,788	$20,651	$1,449,430

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At June 30, 2014
Balance at beginning of period	$18,854	$850	$5,523	$10,985	$451	$36,663
Loans charged-off	(683)	(126)	(655)	(3,514)	(405)	(5,383)
Recoveries	2,343	146	-	595	60	3,144
Provision for loan losses	(3,538)	(238)	418	1,742	275	(1,341)
Balance at end of period	$16,976	$632	$5,286	$9,808	$381	$33,083

Allowance for loan losses ending balances:
Individually evaluated for impairment	$3,598	$-	$-	$2,625	$-	$6,223
Collectively evaluated for impairment	13,378	632	5,286	7,183	381	26,860
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$16,976	$632	$5,286	$9,808	$381	$33,083

Loans receivable ending balance:
Individually evaluated for impairment	$42,588	$387	$82	$8,873	$119	$52,049
Collectively evaluated for impairment	720,559	77,284	175,132	291,242	27,514	1,291,731
Acquired with deteriorated credit quality	5,874	1,871	126	48	1	7,920
Total ending loans balance	$769,021	$79,542	$175,340	$300,163	$27,634	$1,351,700

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

The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies.  However, considerable judgment is required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amount we could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies could have a material effect on our estimated fair value amounts.  There were no significant changes in valuation methods used to estimate fair value during the six months ended June 30, 2015.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At June 30, 2015
Available for sale securities:
Federal agency securities	$83,713	$-	$83,713	$-
Obligations of state and political subdivisions	32,947	-	32,947	-
Residential mortgage-backed securities	202,979	-	202,979	-
Asset-backed securities	9,613	-	9,613	-
Other securities	32,644	139	32,505	-

Derivative asset	701	-	701	-
Derivative liability	(2,371)	-	(2,371)	-
Total	$360,226	$139	$360,087	$-

At December 31, 2014
Available for sale securities:
Federal agency securities	$99,546	-	99,546	-
Obligations of state and political subdivisions	33,139	-	33,139	-
Residential mortgage-backed securities	178,227	-	178,227	-
Asset-backed securities	9,548	-	9,548	-
Other securities	32,771	142	32,629	-

Derivative asset	787	-	787	-
Derivative liability	(2,373)	-	(2,373)	-
Total	$351,645	$142	$351,503	$-

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

Impaired loans – Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral.  Collateral values are estimated using inputs based on third-party appraisals.  Certain other impaired loans are analyzed and reported through a specific valuation allowance based upon the net present value of cash flows.

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

Assets that were measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014 are summarized below.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At June 30, 2015
Impaired loans at fair value :
Commercial real estate	$11,739	$-	$-	$11,739
One-to-four family residential	-	-	-	-
Real estate construction	390	-	-	390
Commercial	4,875	-	-	4,875

Loans held for sale:
One-to-four family residential	6,065	-	6,065	-
Government guaranteed commercial real estate	622	-	622	-
Other loans held for sale	-	-	-	-

Mortgage loan servicing rights	3,630	-	3,630	-
Other real estate	2,393	-	-	2,393
Total	$29,714	$-	$10,317	$19,397

At December 31, 2014
Impaired loans at fair value :
Commercial real estate	$11,762	$-	$-	$11,762
Commercial	5,722	-	-	5,722

Loans held for sale:
One-to-four family residential	763	-	763	-
Government guaranteed commercial real estate	705	-	705	-
Other loans held for sale	17	-	17	-

Other real estate	3,097	-	-	3,097
Total	$22,066	$-	$1,485	$20,581

As of June  30, 2015, impaired loans measured at fair value with a carrying amount of $20.6 million were written down to a fair value of $17.0 million, resulting in a life-to-date impairment of $3.6 million.  As of December 31, 2014, impaired loans measured at fair value with a carrying amount of $21.9 million were written down to the fair value of $17.5 million at December 31, 2014, resulting in a life-to-date impairment charge of $4.4 million.

As of June 30, 2015 and December 31, 2014, other real estate assets were written down to their fair values, resulting in an impairment charge of $0.1 million and $0.6 million,  respectively, which was included in noninterest expense.

As of June 30, 2015 and December 31, 2014, mortgage servicing rights were written down to their fair values, resulting in an impairment charge of $0.1 million and $0, respectively, which was included in noninterest expense.

No impairment of core deposit premiums or goodwill  were recognized during the periods ending June 30, 2015 or December 31, 2014.

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

Subordinated debentures – Our two subordinated debentures have floating rates that reset quarterly. The fair value of the floating rate subordinated debentures approximates carrying value at June 30, 2015.

The carrying values and estimated fair values of our financial instruments segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value were as follows:

	At June 30, 2015		At December 31, 2014
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$156,688	$156,688	$140,936	$140,936
Securities held to maturity	11,364	11,818	12,362	12,880
Accrued interest receivable	4,281	4,281	4,723	4,723
Investments included in other assets	7,949	7,949	7,949	7,949
Level 3 inputs:
Total loans, net of allowance	1,423,211	1,353,264	1,371,539	1,303,047
Financial liabilities:
Level 2 inputs:
Deposits	1,624,446	1,534,880	1,533,999	1,450,540
Accrued interest payable	774	774	769	769
Other liabilities	8,077	8,077	8,334	8,334
Other borrowings	75,839	77,622	79,380	81,544
Subordinated debentures	46,393	46,393	46,393	46,393

NOTE 5: DERIVATIVE INSTRUMENTS

We utilize derivatives instruments to manage exposure to various types of interest rate risk for us and our customers within our policy guidelines. All derivative instruments are carried at fair value and credit risk is considered in determining fair value.

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

Customer Risk Management Interest Rate Swaps

Our qualified customers have the opportunity to participate in our interest rate swap program for the purpose of managing interest rate risk on their variable rate loans with us.  If we enter into such agreements with customers, then offsetting agreements are executed between us and approved dealer counterparties to minimize our market risk from changes in interest rates.  The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to us by the dealer counterparty.  These interest rate swaps carry varying degrees of credit, interest rate and market or liquidity risks.  The fair value of derivative instruments are recognized as either assets or liabilities in the consolidated statements of financial condition.

We have entered into three customer interest rate swap agreements that effectively convert the loan interest rate from floating rate based on LIBOR to a fixed rate for the customer.  As of June  30, 2015, these loans had an outstanding balance of  $33.9 million.  We have entered into offsetting agreements with dealer counterparties.  The following table summarizes the fair values of derivative contracts recorded as “non-hedge derivative assets” and “non-hedge derivative liabilities” in the consolidated statements of financial condition.

	As of June 30, 2015		At December 31, 2014
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Non-hedge derivative assets	$33,935	$701	$34,322	$787
Non-hedge derivative liabilities	33,935	701	34,322	787

The margin rates to us in connection with these instruments are 2.97%,  2.87%, and 2.30% over the one-month LIBOR.  There was $0.4 million of collateral required to be posted by us as of June  30, 2015 to dealer counterparties. We posted a security to cover the collateral required. These interest rate swaps are not designated as hedging instruments.

Interest Rate Swap

We have an interest rate swap agreement with a total notional amount of $25.0 million.  The interest rate swap contract was designated as a hedging instrument in cash flow hedges with the objective of protecting the overall cash flow from our quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven year period beginning February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month London Interbank Offered Rate (“LIBOR”).  Under the swap, we pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85% on a total notional amount of $25.0 million, with quarterly settlements.  The rate received by us as of June 30, 2015 was 3.13%.

The estimated fair value of the interest rate swap contract outstanding as of June 30, 2015 and December 31, 2014 resulted in a pre-tax loss of $1.7 million and $1.6 million, respectively, and was included in other liabilities in the consolidated statements of financial condition.  We obtained the counterparty valuation to validate the interest rate derivative contract as of June 30, 2015 and December 31, 2014.

The effective portion of our gain or loss due to changes in the fair value of the interest rate swap contract, a $51,000 loss and a $42,000 gain for the six months ended June 30, 2015 and June 30, 2014, respectively, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense.  No ineffectiveness related to the interest rate derivative was recognized during either reporting period.

Net cash outflows as a result of the interest rate swap contract were $0.4 million for both the six months ended June 30, 2015 and June 30, 2014 and were included in interest expense on subordinated debentures.

The fair value of cash and securities posted as collateral by us related to the interest rate swap contract was $2.1 million at June 30, 2015 and December 31, 2014.

There are no credit-risk-related contingent features associated with our derivative contract.

NOTE 6: TAXES ON INCOME

Net deferred tax assets totaled $12.7 million at June 30, 2015 and $14.1 million at December 31, 2014.  Net deferred tax assets are included in other assets and no valuation allowance is considered necessary.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to U.S. federal or state tax examinations for years before 2011.

NOTE 7: SHAREHOLDERS’ EQUITY

Stock Repurchase Program

On August 14, 2014, our Board of Directors (the “Board”) authorized the repurchase of up to 5.0%, or 990,000 shares, of our common stock.  The share repurchases are expected to be made primarily on the open market from time to time until August  14, 2015.  Repurchases under the program are available at the discretion of management based upon market, business, legal, and other factors. During the second quarter of 2015, we repurchased no shares due to trade restrictions resulting from our pending acquisition of First Commercial Bancshares, Inc.  As of June  30, 2015, we had repurchased 867,310 shares for a total of $14.3 million.

On February 24, 2015, our Board authorized a second share repurchase program of up to another 5.0%, or approximately 950,000 shares, of our common stock, effective upon the earlier of (i) the date we complete the repurchase of all of the shares we are authorized to repurchase under the current program, or (ii) August 14, 2015.

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

The following table shows the computation of basic and diluted earnings per common share:

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands, except earnings per share data)	2015	2014	2015	2014
Numerator:
Net income	$4,161	$6,152	$8,696	$9,843
Earnings allocated to participating securities	(73)	(80)	(143)	(119)
Numerator for basic earnings per common share	$4,088	$6,072	$8,553	$9,724
Effect of reallocating undistributed earnings
of participating securities	73	80	143	119
Numerator for diluted earnings per common share	$4,161	$6,152	$8,696	$9,843

Denominator:
Denominator for basic earnings per common share	18,666,853	19,520,967	18,714,088	19,524,859
Dilutive effect of stock compensation	197,124	143,867	172,332	130,767
Denominator for diluted earnings per common share	18,863,977	19,664,834	18,886,420	19,655,626
Earnings per common share:
Basic	$0.22	$0.31	$0.46	$0.50
Diluted	$0.22	$0.31	$0.46	$0.50

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

For the three months ended June 30, 2015
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations	Company
Net interest income (loss)	$9,299	$4,793	$1,731	$(32)	$15,791
Provision (credit) for loan losses	(689)	(283)	(165)	1	(1,136)
Noninterest income	2,386	278	329	416	3,409
Noninterest expenses	7,698	3,793	1,606	885	13,982
Income (loss) before taxes	4,676	1,561	619	(502)	6,354
Taxes on income (loss)	1,609	531	216	(163)	2,193
Net income (loss)	$3,067	$1,030	$403	$(339)	$4,161

For the three months ended June 30, 2014
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations	Company
Net interest income (loss)	$9,497	$4,457	$3,075	$(455)	$16,574
Provision (credit) for loan losses	(1,464)	1,449	(340)	-	(355)
Noninterest income	2,332	243	420	5,251	8,246
Noninterest expenses	7,871	3,232	2,658	1,571	15,332
Income before taxes	5,422	19	1,177	3,225	9,843
Taxes on income	2,034	7	441	1,209	3,691
Net income	$3,388	$12	$736	$2,016	$6,152

For the six months ended June 30, 2015
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations*	Company
Net interest income (loss)	$19,034	$10,013	$3,194	$(840)	$31,401
Provision (credit) for loan losses	(1,922)	(533)	(568)	-	(3,023)
Noninterest income	4,425	587	631	606	6,249
Noninterest expenses	15,043	7,228	3,215	1,578	27,064
Income (loss) before taxes	10,338	3,905	1,178	(1,812)	13,609
Taxes on income (loss)	3,732	1,410	425	(654)	4,913
Net income (loss)	$6,606	$2,495	$753	$(1,158)	$8,696

* Includes externally generated revenue of $0.7 million, primarily from investing services, and an internally generated loss of $1.0 million from the funds management unit.

Total loans at period end	$810,368	$493,047	$146,015	$-	$1,449,430
Total assets at period end	824,073	491,442	147,302	568,764	2,031,581
Total deposits at period end	1,134,020	226,498	126,671	137,257	1,624,446

For the six months ended June 30, 2014
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations*	Company
Net interest income (loss)	$18,473	$9,089	$5,455	$(442)	$32,575
Provision (credit) for loan losses	483	(2,483)	659	-	(1,341)
Noninterest income	4,449	539	901	5,382	11,271
Noninterest expenses	15,452	6,460	5,286	2,241	29,439
Income before taxes	6,987	5,651	411	2,699	15,748
Taxes on income	2,620	2,119	154	1,012	5,905
Net income	$4,367	$3,532	$257	$1,687	$9,843

* Includes externally generated revenue of $0.5 million, primarily from investing services, and an internally generated revenue of $4.4 million from the funds management unit.

Total loans at period end	$798,065	$408,385	$145,247	$3	$1,351,700
Total assets at period end	807,002	405,524	147,644	524,988	1,885,158
Total deposits at period end	1,086,659	206,031	111,615	59,550	1,463,855

NOTE 10:  COMMITMENTS AND CONTINGENCIES

Other Agreements

On May 27, 2015, we entered into an Agreement and Plan of Reorganization (the “Agreement”) with First Commercial Bancshares, Inc. (“Bancshares”), an Oklahoma corporation, and First Commercial Bank, an Oklahoma banking corporation and a wholly‑owned subsidiary of Bancshares, pursuant to which Bancshares will merge with and into us (the “Merger”).

Under the terms of the Agreement, at the effective time of the Merger all outstanding shares of Bancshares common stock will be converted into the right to receive an aggregate merger consideration of $41.7 million, 51% of which will be payable in shares of our common stock, representing an aggregate 1,214,087 shares of our common stock, plus cash in lieu of any fractional shares, and 49% of which will be payable in cash in an aggregate amount equal to $20.4 million, subject to certain conditions and potential adjustments as described in the Agreement.  The closing of the Merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the shareholders of Bancshares.  The closing of the Merger is expected to occur during the fourth quarter of 2015, although delays could occur.

The Agreement also provides that, following the Merger and subject to regulatory approvals, we will cause First Commercial Bank to be merged with and into Bank SNB.

Customer Risk Management Interest Rate Swap

On September  9, 2014, we entered into an agreement to provide one of our commercial borrowers a customer interest rate swap that effectively converts the loan interest rate from  a floating rate based on LIBOR to a fixed rate for the customer. As of June  30, 2015, the floating rate loan had an outstanding balance of $16.5  million.  The option to execute the swap is conditional on compliance with the loan and swap agreements, and will be subject to the terms of the International Swaps and Derivatives Association Master Agreement.  The fixed pay amount will be based on the market rates at the time of execution, and it is our intention to simultaneously execute an offsetting trade with an approved swap dealer counterparty with identical terms.

Legal Action

On March 18, 2011, an action entitled Ubaldi, et al. v SLM Corporation (“Sallie Mae”), et al., Case No. 3:11-cv-01320 EDL (the “Ubaldi Case”) was filed in the U.S. District Court for the Northern District of California as a putative class action with respect to certain loans that the plaintiffs claim were made by Sallie Mae.   The loans in question were made by various banks, including Bank SNB, and sold to Sallie Mae.  Plaintiffs claim that Sallie Mae entered into arrangements with chartered banks in order to evade California law and that Sallie Mae is the de facto lender on the loans in question and, as the lender on such loan, Sallie Mae charged interest and late fees that violates California usury law and the California Business and Professions Code. Sallie Mae has denied all claims asserted against it and has stated that it intends to vigorously defend the action.  On March 26, 2014, the Court denied the plaintiffs’ request to certify the class; however, the Court permitted the plaintiffs to amend the filing to redefine the class. Plaintiffs filed a renewed motion on June 23, 2014. On December 19, 2014, the Court issued a decision on the renewed motion, certifying a class with respect to claims of improper late fees, but denying class certification with respect to plaintiffs’ usury claims.   Plaintiffs thereafter filed a motion seeking leave to amend their complaint to add additional parties, which Sallie Mae opposed, and, on March 24, 2015, the Court denied the plaintiffs’ motion. On June 5, 2015, the law firm Cohen Milstein Sellers & Toll based in Washington, D.C. entered its appearance as co-counsel on behalf of plaintiffs.

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

In April 2015, FASB issued Accounting Standard Update No. 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs; (“ASU 2015-03”). The ASU does not require new recurring disclosures. The guidance becomes effective for us on January 1, 2016, and it is not expected to have a material impact on the financial statements.

In April 2015, FASB issued Accounting Standard Update No. 2015-04, Compensation—Retirement Benefits: Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets; (“ASU 2015-04”). The ASU does not require new recurring disclosures. The guidance becomes effective for us on January 1, 2016, and it is not expected to have a material impact on the financial statements.

In April 2015, FASB issued Accounting Standard Update No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement; (“ASU 2015-05”). The ASU does not require new recurring disclosures. The guidance becomes effective for us on January 1, 2016, and it is not expected to have a material impact on the financial statements.

In April 2015, FASB issued Accounting Standard Update No. 2015-06, Earnings Per Share: Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions; (“ASU 2015-06”). The ASU does not require new recurring disclosures. The guidance becomes effective for us on January 1, 2016, and it is not expected to have a material impact on the financial statements.

In May 2015, FASB issued Accounting Standard Update No. 2015-07, Fair Value Measurement: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share; (“ASU 2015-07”). The ASU does not require new recurring disclosures. The guidance becomes effective for us on January 1, 2016, and it is not expected to have a material impact on the financial statements.

In May 2015, FASB issued Accounting Standard Update No. 2015-08, Business Combinations: Pushdown Accounting, Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115; (“ASU 2015-08”). The ASU does not require new recurring disclosures. The guidance becomes effective upon issuance, and it is not expected to have a material impact on the financial statements.

In May 2015, FASB issued Accounting Standard Update No. 2015-09, Financial Services—Insurance: Disclosures about Short-Duration Contracts; (“ASU 2015-09”). The ASU does not require new recurring disclosures. The guidance becomes effective for us on January 1, 2016, and it is not expected to have a material impact on the financial statements.

In June 2015, FASB issued Accounting Standard Update No. 2015-10, Technical Corrections and Improvements; (“ASU 2015-10”). The ASU does not require new recurring disclosures. The guidance becomes effective for us on January 1, 2016 for transition guidance and upon issuance for all other, and it is not expected to have a material impact on the financial statements.

SOUTHWEST BANCORP, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Southwest Bancorp, Inc. (“we”, “our”, “us”, or “Southwest”) is a financial holding company for Bank SNB, which has been providing banking services since 1894. Through Bank SNB, we have twenty-three full-service banking offices located primarily along the heavily populated areas on the I-35 corridor through Texas, Oklahoma, and Kansas.  We focus on providing customers with exceptional service and meeting all of their banking needs by offering a wide variety of commercial and consumer banking services, including commercial and consumer lending, deposit and investment services, specialized cash management, and other financial services and products.  At June 30, 2015 we had total assets of $2.0 billion, deposits of $1.6 billion, and shareholders’ equity of $273.7 million.

Our share repurchase program, approved in August of 2014, authorized the repurchase of up to 5.0%, or 990,000 shares of our outstanding common stock, par value $1.00 per share.  As of June 30, 2015, we had repurchased 867,310 shares for a total of $14.3 million.  During the second quarter of 2015, no shares were repurchased due to trade restrictions resulting from our pending acquisition of First Commercial Bancshares, Inc. (“Bancshares”). On February 24, 2015, our board of directors approved a second share repurchase program authorizing the repurchase of up to another 5.0%, or approximately 950,000 shares, effective upon the earlier of (i) the date we complete the repurchase of all of the shares we are authorized to repurchase under the current program, or (ii) August 14, 2015.

On May 27, 2015, we entered into an Agreement and Plan of Reorganization (the “Agreement”) with Bancshares, an Oklahoma corporation, and First Commercial Bank, an Oklahoma banking corporation and a wholly‑owned subsidiary of Bancshares, pursuant to which Bancshares will merge with and into us (the “Merger”).  The closing of the Merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the shareholders of Bancshares.  The closing of the Merger is expected to occur during the fourth quarter of 2015, although delays could occur.  The Agreement also provides that, following the Merger and subject to regulatory approvals, we will cause First Commercial Bank to be merged with and into Bank SNB. This will allow us to grow our presence in the Oklahoma City metro area with five additional branches, increasing our total to ten. It will also expand our geographic footprint to Colorado with three branches in Denver and one in Colorado Springs.

On, May 18, 2015, we opened our second branch location in San Antonio, Texas.  The new San Antonio location provides needed space and a stronger profile for our growing business opportunities in that market.

On April 10, 2015, Bank SNB entered into an agreement with the FDIC to terminate the loss sharing agreements from its FDIC-assisted acquisition.  Bank SNB initially entered the agreements when it acquired the assets of First National Bank of Anthony from the FDIC in June 2009.  All future recoveries, charge-offs, and expenses related to these covered assets are now recognized entirely by Bank SNB.

In January 2015, our Fort Worth, Texas branch formally opened. We have already seen positive production in the Fort Worth market that is expected to produce good growth as our new team builds momentum.

Our business operations are conducted through four operating segments that include Oklahoma Banking, Texas Banking, Kansas Banking, and Other Operations. At June 30, 2015, the Oklahoma Banking segment accounted for $810.4 million in loans, the Texas Banking segment accounted for $493.0 million in loans, and the Kansas Banking segment accounted for $146.0 million in loans.  Please see “Financial Condition:  Loans” below for additional information.   For additional information on our operating segments, please see “Note 9: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements.

Our common stock is traded on the NASDAQ Global Select Market under the symbol OKSB.  We focus on converting our strategic vision into long-term shareholder value.

INDUSTRY FOCUS

Our area of expertise focuses on the special financial needs of: (i) healthcare and health professionals; (ii) commercial real estate borrowers, businesses and their managers and owners; (iii) commercial lending; (iv) and energy banking.  The healthcare and real estate industries make up the majority of our loan and deposit portfolios.  We conduct regular reviews of our current and potential healthcare and real estate lending and the appropriate concentrations within those industries based upon economic and regulatory conditions.

As of June 30, 2015,  $485.7 million, or 34%, of our loans were real estate industry loans.  Despite the potential headwinds of the economic environment regarding low energy prices, we expect the real estate recovery to remain stable in 2015, as the market continues to progress further through the economic and real estate cycles.    Job growth, solid corporate profits, and recovery in the housing market are all positives for the real estate industry.    Conversely, uncertainty over government regulation and fiscal/monetary policy, and a concern about the rising cost of debt capital are all industry risk factors.

Our tactical focus on healthcare lending was established in 1974.  We provide credit and other remittance services, such as deposits, cash management, and document imaging for physicians and other healthcare practitioners to start or develop their practices and finance the development and purchase of medical offices, clinics, surgical care centers, hospitals, and similar facilities.  As of June 30, 2015,  $422.3 million, or 29%, of our loans were loans to individuals and businesses in the healthcare industry.

As of June  30, 2015, approximately 6% of our loan portfolio was concentrated in energy banking.  Our exposure continues to be focused with good companies that are generally well capitalized and have staying power for the long term.  While many of our customers have hedges in place through 2016, if oil prices remain at these low levels for an extended period, we could experience weaker energy loan demand and increased losses within our energy portfolio. Furthermore, a prolonged period of low oil prices could have a negative impact on the economies of energy-dominant states such as Oklahoma and Texas.  As a result, a prolonged period of low oil prices could have an adverse effect on our business, financial condition and results of operation.

FINANCIAL CONDITION

Investment Securities

The following table shows the composition of the investment portfolio at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2015	2014	$ Change	% Change
Federal agency securities	$83,713	$99,546	$(15,833)	(15.91)%
Obligations of state and political subdivisions	44,311	45,501	(1,190)	(2.62)
Residential mortgage-backed securities	202,979	178,227	24,752	13.89
Asset-backed securities	9,613	9,548	65	0.68
Other securities	32,644	32,771	(127)	(0.39)
Total	$373,260	$365,593	$7,667	2.10%

Loans

Total loans, including loans held for sale, were $1.4 billion at June 30, 2015.  The following table shows the composition of the loan portfolio at the dates indicated:

(Dollars in thousands)	June 30, 2015	December 31, 2014	$ Change	% Change
Real estate mortgage
Commercial	$759,406	$752,971	$6,435	0.85%
One-to-four family residential	85,338	77,531	7,807	10.07
Real estate construction
Commercial	186,140	186,659	(519)	(0.28)
One-to-four family residential	13,107	10,464	2,643	25.26
Commercial	384,788	350,410	34,378	9.81
Installment and consumer
Guaranteed student loans	-	37	(37)	(100.00)
Other	20,651	21,919	(1,268)	(5.78)
Total loans	$1,449,430	$1,399,991	$49,439	3.53%

The composition of loans held for sale and a  reconciliation to total loans is shown in the following table:

	June 30,	December 31,
(Dollars in thousands)	2015	2014	$ Change	% Change
Loans held for sale:
One-to-four family residential	$6,065	$763	$5,302	694.89%
Government guaranteed commercial real estate	622	705	(83)	(11.77)
Other loans held for sale	-	17	(17)	(100.00)
Total loans held for sale	6,687	1,485	5,202	350.30
Portfolio loans	1,442,743	1,398,506	44,237	3.16
Total loans	$1,449,430	$1,399,991	$49,439	3.53%

Allowance for Loan Losses

Management determines the appropriate level of the allowance for loan losses using an established methodology.  (See “Note 3:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements.)  Management believes the amount of the allowance is appropriate, based on our analysis.

The allowance for loan losses on loans is comprised of two components. We consider all non-accrual loans and troubled debt restructuring loans to be impaired loans. However, all troubled debt restructuring loans and non-accrual loans greater than or equal to $100,000 are evaluated on an individual basis using the discounted present value of expected cash flows, the fair value of collateral, or the market value of the loan, and a specific allowance is recorded based upon the result. Collateral dependent loans are evaluated for impairment based upon the fair value of the collateral.  Any portion of a collateral dependent impaired loan in excess of the fair value of the collateral that is determined to be uncollectible is charged off.

The allowance on all other loans (including non-accrual loans less than $100,000) is determined by use of historical loss ratios adjusted for qualitative internal and external risk factors, segmented into loan pools by type of loan and market area.

The composition of the allowance for loan losses, at the dates indicated, is shown in the following table:

	As of June 30, 2015			As of December 31, 2014
(Dollars in thousands)	Loan Balance	Allowance	Allowance %	Loan Balance	Allowance	Allowance %
Nonaccrual	$8,887	$1,808	20.3%	$9,276	$1,984	21.4%
Performing TDR	20,645	1,728	8.4	22,731	1,884	8.3
All other excluding loans held for sale	1,413,211	22,683	1.6	1,366,499	24,584	1.8
Total	$1,442,743	$26,219	1.8%	$1,398,506	$28,452	2.0%

The decrease in the allowance for nonaccrual loans was the result of current period charge-offs related to nonperforming loans and amortizing principal payments.  The decrease in the allowance relating to the other loans resulted from the consideration of improving portfolio loss trends and qualitative factors including management’s assessment of economic risk, asset quality trends, levels of potential problem loans, and loan concentrations in commercial real estate mortgage and construction loans.

The amount of the loan loss provision, or negative provision, for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs (recoveries) for the period.  Net charge-offs (recoveries) for the first six months of 2015 were $ (0.8) million, an improvement of $3.0 million from the $2.2 million recorded for the first six months of 2014.  The provision for loan losses for the first six months of 2015 was a negative (or credit) of $3.0 million, representing an increase of $1.7 million from the negative provision of $1.3 million recorded for the first six months of 2014.  The increase in the negative provision is due to the improvement in the overall quality of the loan portfolio combined with the lower average of historical net charge-offs.

Nonperforming Loans / Nonperforming Assets

At June 30, 2015, the allowance for loan losses was 295.03% of nonperforming loans, compared to 302.26% of nonperforming loans, at December 31, 2014.  Nonaccrual loans, which comprise the majority of nonperforming loans, were $8.9 million as of June 30, 2015,  a decrease of $0.4 million, or 4%, from December 31, 2014.  We have taken cumulative net charge-offs related to these nonaccrual loans of $5.8 million as of June 30, 2015.  Nonaccrual loans at June 30, 2015 were comprised of 35 relationships and were primarily concentrated in commercial and industrial (58%) and commercial real estate (24%).  All nonaccrual loans are considered impaired and are carried at their estimated collectible amounts.  These loans are believed to have sufficient collateral and are in the process of being collected.

(Dollars in thousands)	June 30, 2015	December 31, 2014
Nonaccrual loans:
Commercial real estate	$2,141	$2,195
One-to-four family residential	1,216	1,100
Real estate construction	416	73
Commercial	5,114	5,907
Other consumer	-	1
Total nonaccrual loans	8,887	9,276

Past due 90 days or more:
Commercial	-	137
Total past due 90 days or more	-	137
Total nonperforming loans	8,887	9,413
Other real estate	2,393	3,097
Total nonperforming assets	$11,280	$12,510

Nonperforming assets to portfolio loans receivable and
other real estate	0.78%	0.89%
Nonperforming loans to portfolio loans receivable	0.62	0.67
Allowance for loan losses to nonperforming loans	295.03	302.26
Government-guaranteed portion of nonperforming loans	$-	$895

At  June 30, 2015,  nine credit relationships represented 82% of nonperforming loans.  These were all commercial, commercial real estate lending, or one-to-four family residential relationships and had an aggregate principal balance of $7.3 million and related impairment reserves of $1.8 million.  Cumulative net charge-offs for these nine relationships were $5.5 million as of June 30, 2015.

Performing loans considered potential problem loans (loans which are not included in the past due or nonaccrual categories but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms) amounted to approximately $35.0 million at June 30, 2015, compared to $34.0 million at December 31, 2014.  Substantially all of these loans were performing in accordance with their present terms at June 30, 2015.  Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms.

At June 30, 2015, other real estate was $2.4 million, down from $3.1 million at December 31, 2014 due to property sales.   During the first six months of 2015, there was one sale of other real estate property, which had a principal value of $0.8 million,  and resulted in a net gain of $0.1 million.  In order to adjust the properties to their fair value, there were total other real estate write-downs of $0.1 million during the first six months of 2015 compared to $0.6 million for the year ended December 31, 2014.

At June 30, 2015, the reserve for unfunded loan commitments was $2.3 million, a $0.1 million, or 5%, decrease from the amount at December 31, 2014.  Management believes the amount of the reserve is appropriate and is included in other liabilities on the consolidated statements of financial condition.  The decrease is related primarily to continued improvement in asset quality and a corresponding decline in historical loss ratios used to calculate the reserve.

Deposits and Other Borrowings

Our deposits were $1.6 billion at June 30, 2015 and $1.5 billion at December 31, 2014.  The following table shows the composition of deposits at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2015	2014	$ Change	% Change
Noninterest-bearing demand	$515,156	$496,128	$19,028	3.84%
Interest-bearing demand	131,547	122,342	9,205	7.52
Money market accounts	496,178	461,679	34,499	7.47
Savings accounts	35,647	32,795	2,852	8.70
Time deposits of $100,000 or more	233,105	198,952	34,153	17.17
Other time deposits	212,813	222,103	(9,290)	(4.18)
Total deposits	$1,624,446	$1,533,999	$90,447	5.90%

We participate in the Certificate of Deposit Account Registry Service (“CDARS”) and CDARS deposits totaled $7.7 million at June 30, 2015 and $3.4 million at December 31, 2014.

Other borrowings, which includes short-term federal funds purchased, FHLB borrowings, and repurchase agreements, decreased $3.5 million, or 4%, to $75.8 million during the first six months of 2015.  The decrease primarily reflects the timing of repurchase agreements for the period.

Wholesale funding, including FHLB borrowings, federal funds purchased, and brokered deposits, accounted for 8% of total funding at June  30, 2015.  See further discussion under the “Liquidity” section below.

Shareholders’ Equity

Shareholders’ equity increased  $2.9 million, primarily due to net income of $8.7 million combined with an increase of $0.2 million in other comprehensive income, and partially offset by $4.0 million in stock repurchases and $2.3 million in common stock dividends, for the first six months of 2015.  At June  30, 2015, the accumulated other comprehensive loss on available for sale investment securities and derivative instruments (net of tax) was $0.2 million, an improvement from a loss of  $0.4 million at December 31, 2014.

At June 30, 2015, we and Bank SNB continued to exceed all applicable regulatory capital requirements.  See “Capital Requirements” on page 42.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2015 and 2014

Net income for the second quarter of 2015 of $4.2 million represented a decrease of $2.0 million from the $6.2 million net income recorded for the second quarter of 2014.  Diluted earnings per share were $0.22 for the second quarter of 2015, compared to $0.31 for the second quarter of 2014.  The decrease in quarterly net income was primarily the result of a $4.8 million pre-tax decrease in noninterest income, which is primarily the $4.4 million net gain on the sales of the community bank branches in the second quarter of 2014 and a $0.8 million decrease in net interest income. These decreases are offset in part by a $1.3 million decrease in noninterest expense, a $0.7 million increase in the negative provision for loan losses, and a $1.5 million decrease in taxes.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period.  (See “Note 3:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 41.)

Net Interest Income

	For the three months
	ended June 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Interest income:
Loans	$15,839	$16,343	$(504)	(3.08)%
Investment securities:
U.S. government and agency obligations	381	337	44	13.06
Mortgage-backed securities	660	937	(277)	(29.56)
State and political subdivisions	287	294	(7)	(2.38)
Other securities	-	60	(60)	100.00
Other interest-earning assets	288	314	(26)	8.28
Total interest income	17,455	18,285	(830)	(4.54)

Interest expense:
Interest-bearing demand deposits	30	40	(10)	(25.00)
Money market accounts	183	136	47	34.56
Savings accounts	9	11	(2)	(18.18)
Time deposits of $100,000 or more	170	338	(168)	(49.70)
Other time deposits	470	406	64	15.76
Other borrowings	241	223	18	8.07
Subordinated debentures	561	557	4	0.72
Total interest expense	1,664	1,711	(47)	(2.75)

Net interest income	$15,791	$16,574	$(783)	(4.72)%

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

	For the three months ended June 30,
	2015			2014
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans (1) (2)	$1,439,050	$15,839	4.41%	$1,331,126	$16,343	4.92%
Investment securities (2)	369,677	1,328	1.44	384,395	1,628	1.70
Other interest-earning assets	103,943	288	1.11	183,378	314	0.69
Total interest-earning assets	1,912,670	17,455	3.66	1,898,899	18,285	3.86
Other assets	58,267			49,829
Total assets	$1,970,937			$1,948,728

Liabilities and shareholders' equity
Interest-bearing demand deposits	$137,781	$30	0.09%	$130,232	$40	0.12%
Money market accounts	473,993	183	0.15	421,001	136	0.13
Savings accounts	34,702	9	0.10	43,124	11	0.10
Time deposits	448,175	640	0.57	493,805	744	0.60
Total interest-bearing deposits	1,094,651	862	0.32	1,088,162	931	0.34
Other borrowings	60,568	241	1.60	85,682	223	1.04
Subordinated debentures	46,393	561	4.84	46,393	557	4.80
Total interest-bearing liabilities	1,201,612	1,664	0.56	1,220,237	1,711	0.56
Noninterest-bearing demand deposits	485,984			449,364
Other liabilities	10,005			10,751
Shareholders' equity	273,336			268,376
Total liabilities and shareholders' equity	$1,970,937			$1,948,728

Net interest income and interest rate spread		$15,791	3.10%		$16,574	3.30%
Net interest margin (3)			3.31%			3.50%
Ratio of average interest-earning assets
to average interest-bearing liabilities	159.18%			155.62%

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3) Net interest margin = annualized net interest income / average interest-earning assets

Compared to the second quarter of 2014, the second quarter 2015 yields on our interest-earning assets decreased 20  basis points, while the rates paid on our interest-bearing liabilities remained stable, resulting in a decrease in the interest rate spread from 3.30% to 3.10%. This reduction was the result of reduced accelerated discount accretion, resulting primarily from the branch sale that occurred in the second quarter of 2014, offset by loan growth when comparing balances to the three months ended June 30, 2014. With the rate environment remaining low, loans and other earning assets are repricing at lower rates. During the quarterly periods ended June 30, 2015 and June 30, 2014, annualized net interest margin was 3.31% and 3.50%, respectively, and for the same periods, the ratio of average interest-earning assets to average interest-bearing liabilities was 159.18%  and 155.62%, respectively. Included in interest income for the second quarter of 2014 was $0.8 million due to accelerated discount accretion attributable to the sale of loans covered by a loss sharing agreement. The net effect of these additional incomes on the net interest margin was a 16 basis point increase in the second quarter of 2014.

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

With the rate environment remaining low in the short to mid-term, earning assets and interest bearing liabilities are repricing at lower rates.  The decrease in net interest income is primarily the result of lower interest income from loans and securities, partially offset by lower interest expense on deposits.

	For the three months ended June 30,
	2015 vs. 2014
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate
Interest earned on:
Loans receivable (1)	$(504)	$1,265	$(1,769)
Investment securities (1)	(300)	(60)	(240)
Other interest-earning assets	(26)	(171)	145
Total interest income	(830)	1,034	(1,864)

Interest paid on:
Interest-bearing demand	(10)	2	(12)
Money market accounts	47	18	29
Savings accounts	(2)	(2)	0
Time deposits	(104)	(77)	(27)
Other borrowings	18	(78)	96
Subordinated debentures	4	-	4
Total interest expense	(47)	(136)	89

Net interest income	$(783)	$1,170	$(1,953)

(1) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

Noninterest Income

	For the three months
	ended June 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Noninterest income:
Other service charges and fees	$2,450	$2,608	$(158)	(6.06)%
Other noninterest income	200	168	32	19.05
Gain on sale of branches, net	-	4,378	(4,378)	(100.00)
Gain on sale/call of investment securities	138	629	(491)	(78.06)
Gain on sales of mortgage loans:
One-to-four family residential	621	463	158	34.13
Total noninterest income	$3,409	$8,246	$(4,837)	(58.66)%

Other service charges and fees for the three months ended June 30, 2015 decreased compared to the three months ended June 30, 2014 primarily due to a decrease in direct checking and overdraft charges related to the Kansas branch sales.

Other noninterest income for the three months ended June 30, 2015 increased compared to the three months ended June 30, 2014 primarily as a result of bank owned life insurance income. The asset was acquired during the second quarter of 2015.

Gain on sale of branches, net consisted of $4.4 million recognized as the pre-tax gain on disposal of the community bank branches in the second quarter of 2014.

The gain on sale/call of investment securities for the three months ended June 30, 2015 decreased compared to the three months ended June 30, 2014 $0.5 million due to the sale of a stock investment that was acquired in a prior year repossession in 2014.

Gain on sales of mortgage loans for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 is primarily a reflection of the activity in residential mortgage lending. The increase relates to an increase in mortgage lending activity during the year.

Noninterest Expense

	For the three months
	ended June 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$8,289	$8,472	$(183)	(2.16)%
Occupancy	2,201	2,253	(52)	(2.31)
Data processing	410	530	(120)	(22.64)
FDIC and other insurance	316	314	2	0.64
Other real estate (net)	112	511	(399)	(78.08)
Unfunded loan commitment reserve	115	12	103	858.33
Other general and administrative	2,539	3,240	(701)	(21.64)
Total noninterest expense	$13,982	$15,332	$(1,350)	(8.81)%

The number of full-time equivalent employees increased from 360 at the beginning of the quarter to 361 as of June 30, 2015.  As of June 30, 2014, the number of full-time equivalent employees was 364.  The decrease in personnel expense from the prior year is primarily the result of the decrease in salary and employee benefit expenses related to the Kansas branch sales, offset in part by increased restricted stock expense and loan personnel expense related to amortized unearned expenses.

The decrease in data processing for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 is the result of a decrease in overall data processing expenses related to the Kansas branch sales and lower volumes.

The decrease in other real estate net expenses for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 is primarily the result of a decrease in overall other real estate and related property taxes and other write downs.

The unfunded loan commitment reserve expense for the three months ended June 30, 2015 increased compared to the three months ended June 30, 2014 primarily as a result of an increase in the level of unfunded commitments related to loans originated during the second quarter of 2015.

The decrease in other general and administrative for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 is primarily the result of lower legal and marketing expenses. Included in general and administrative expense for June 30, 2015 are legal and consulting fees related to our pending acquisition of Bancshares of approximately $0.2 million.

RESULTS OF OPERATIONS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2015 and 2014

Net income for the six months ended June 30, 2015 of $8.7 million represented a decrease of $1.1 million from the $9.8 million net income recorded for the six months ended June 30, 2014.  Diluted earnings per share were $0.46 for the six months ended June 30, 2015, compared to $0.50 for the six months ended June 30, 2014.  The decrease in net income was primarily the result of a $5.1 million decrease in noninterest income, which was primarily due to the pre-tax net gain of $4.4 million on the sales of community bank branches in the second quarter of 2014, and a $1.2 million decrease in net interest income, offset in part by a $1.7 million increase in the negative provision for loan losses from improved asset quality and a $2.3 million decrease in noninterest expense due to decreased general and administrative, personnel, and other real estate expenses.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period.  (See “Note 3:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 41.)

	For the six months
	ended June 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Interest income:
Loans	$31,409	$32,118	$(709)	(2.21)%
Investment securities:
U.S. government and agency obligations	717	764	(47)	(6.15)
Mortgage-backed securities	1,378	1,826	(448)	(24.53)
State and political subdivisions	576	590	(14)	(2.37)
Other securities	6	98	(92)	93.88
Other interest-earning assets	593	689	(96)	13.93
Total interest income	34,679	36,085	(1,406)	(3.90)

Interest expense:
Interest-bearing demand deposits	63	80	(17)	(21.25)
Money market accounts	365	282	83	29.43
Savings accounts	17	22	(5)	(22.73)
Time deposits of $100,000 or more	408	787	(379)	(48.16)
Other time deposits	844	785	59	7.52
Other borrowings	468	448	20	4.46
Subordinated debentures	1,113	1,106	7	0.63
Total interest expense	3,278	3,510	(232)	(6.61)

Net interest income	$31,401	$32,575	$(1,174)	(3.60)%

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

	For the six months ended June 30,
(Dollars in thousands)	2015			2014
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans (1) (2)	$1,429,148	$31,409	4.43%	$1,304,876	$32,118	4.96%
Investment securities (2)	368,782	2,677	1.46	386,506	3,278	1.71
Other interest-earning assets	131,290	593	0.91	231,584	689	0.60
Total interest-earning assets	1,929,220	34,679	3.62	1,922,966	36,085	3.78
Other assets	53,888			50,036
Total assets	$1,983,108			$1,973,002

Liabilities and shareholders' equity
Interest-bearing demand deposits	$138,335	$63	0.09%	$132,483	$80	0.12%
Money market accounts	479,287	365	0.15	428,839	282	0.13
Savings accounts	34,030	17	0.10	43,939	22	0.10
Time deposits	441,330	1,252	0.57	512,335	1,572	0.62
Total interest-bearing deposits	1,092,982	1,697	0.31	1,117,596	1,956	0.35
Other borrowings	66,405	468	1.42	83,258	448	1.09
Subordinated debentures	46,393	1,113	4.80	46,393	1,106	4.77
Total interest-bearing liabilities	1,205,780	3,278	0.55	1,247,247	3,510	0.57
Noninterest-bearing demand deposits	494,582			449,247
Other liabilities	10,458			10,621
Shareholders' equity	272,288			265,887
Total liabilities and shareholders' equity	$1,983,108			$1,973,002

Net interest income and interest rate spread		$31,401	3.07%		$32,575	3.21%
Net interest margin (3)			3.28%			3.42%
Ratio of average interest-earning assets
to average interest-bearing liabilities	160.00%			154.18%

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3) Net interest margin = annualized net interest income / average interest-earning assets

Compared to the six months ended June 30, 2014, the six months ended June 30, 2015 yields on our interest-earning assets decreased 16 basis points, while the rates paid on our interest-bearing liabilities decreased 2 basis points, resulting in a decrease in the interest rate spread from 3.21% to 3.07%. This reduction was the result of reduced accelerated discount accretion, resulting primarily from the branch sale that occurred in the second quarter of 2014, offset by loan growth when comparing balances to the six months ended June 30, 2014. With the rate environment remaining low, loans and other earning assets are repricing at lower rates. During the same periods, annualized net interest margin was 3.28% and 3.42%, respectively, and for the same periods, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 160.00% from  154.18%, respectively. Included in interest income for the first six months of 2014 was $0.8 million due to accelerated discount accretion attributable to the sale of loans covered by a loss sharing agreement and $0.6 million due to the interest recognition resulting from loans returning to accrual status.  The net effect of these adjustments on the net interest margin was a 14 basis point increase for the first six months of 2014.

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

With the rate environment remaining low in the short to mid-term, earning assets and interest bearing liabilities are repricing at lower rates.  The decrease in net interest income is primarily the result of lower interest income from loans and securities, partially offset by lower interest expense on deposits.

	For the six months ended June 30,
	2015 vs. 2014
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate
Interest earned on:
Loans receivable (1)	$(709)	$2,905	$(3,614)
Investment securities (1)	(601)	(145)	(456)
Other interest-earning assets	(96)	(369)	273
Total interest income	(1,406)	2,391	(3,797)

Interest paid on:
Interest-bearing demand	(17)	3	(20)
Money market accounts	83	35	48
Savings accounts	(5)	(5)	(0)
Time deposits	(320)	(223)	(97)
Other borrowings	20	(102)	122
Subordinated debentures	7	-	7
Total interest expense	(232)	(291)	59

Net interest income	$(1,174)	$2,682	$(3,856)

(1) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis, because it is not considered material.

Noninterest Income

	For the six months
	ended June 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Noninterest income:
Other service charges and fees	$4,878	$5,204	$(326)	(6.26)%
Other noninterest income	259	238	21	8.82
Gain on sale of branches, net	-	4,378	(4,378)	100.00
Gain on sale/call of investment securities	143	764	(621)	100.00
Gain on sales of mortgage loans:
One-to-four family residential	969	687	282	41.05
Total noninterest income	$6,249	$11,271	$(5,022)	(44.56)%

Other service charges and fees for the six months ended June 30, 2015 decreased compared to the six months ended June 30, 2014 primarily due to a decrease in direct checking and overdraft charges related to the Kansas branch sales.

Other noninterest income for the six months ended June 30, 2015 increased compared to the six months ended June 30, 2014 primarily as a result of bank owned life insurance income. The asset was acquired during the second quarter of 2015.

Gain on sale of branches, net consisted of $4.4 million recognized as the pre-tax gain on disposal of the community bank branches in the second quarter of 2014.

The gain on sale/call of investment securities for the six months ended June 30, 2015 decreased $0.6 million compared to the six months ended June 30, 2014 due to the sale of a stock investment that was acquired in a prior year repossession in 2014.

Gain on sales of mortgage loans is for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily a reflection of the activity in residential mortgage lending. The increase relates to an increase in mortgage lending activity during the year.

Noninterest Expense

	For the six months
	ended June 30,

(Dollars in thousands)	2015	2014	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$16,203	$16,598	$(395)	(2.38)%
Occupancy	4,485	4,537	(52)	(1.15)
Data processing	856	1,015	(159)	(15.67)
FDIC and other insurance	628	711	(83)	(11.67)
Other real estate (net)	133	579	(446)	(77.03)
Unfunded loan commitment reserve	(110)	97	(207)	(213.40)
Other general and administrative	4,869	5,902	(1,033)	(17.50)
Total noninterest expense	$27,064	$29,439	$(2,375)	(8.07)%

The number of full-time equivalent employees decreased from 364 at June 30, 2014 to 361 as of June 30, 2015.  The decrease in personnel expense from the prior year is primarily the result of the decrease in salary and employee benefit expenses related to the Kansas branch sales, offset in part by increased restricted stock expense and loan personnel expense related to amortized unearned expenses.

The decrease in data processing for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 is the result of a decrease in overall data processing expenses related to the Kansas branch sales and lower volumes.

Our financial institution subsidiary pays deposit insurance premiums to the FDIC based on assessment rates.  The decrease for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 is primarily the result of a decrease in the assessment rates, which is due to improvements in asset quality and other factors.

The decrease in other real estate net expenses for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 is primarily the result of a decrease in overall other real estate and related property taxes and other write downs.

The unfunded loan commitment reserve expense decreased for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily as a result of continued improvement in asset quality and the corresponding decline in historical loss ratios used to calculate the reserve.

The decrease in other general and administrative for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 is primarily the result of lower legal, marketing, consulting, and supplies expenses. Included in general and administrative expense for June 30, 2015 are legal and consulting fees related to our pending acquisition of Bancshares of approximately $0.2 million.

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

Our income tax expense was $4.9 million for the first six months of 2015 compared to $5.9 million for the first six months of 2014, a decrease of $1.0 million, or 17%.  The decrease in the income tax expense is the result of decreased pretax income and fluctuations in permanent book/tax differences.  The effective tax rate for the first six months of 2015 was 36.10%,  compared to 37.5% as of June 30, 2014. The decline in the effective tax rate includes the impact of an increase in tax exempt income, as a percentage of pre-tax income.

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

Bank SNB has approved federal funds purchase lines totaling $65.0 million with three banks.  There was no outstanding balance on these lines at June 30, 2015. Bank SNB is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program.  Collateral under this program consists of pledged selected commercial and industrial loans.  Currently the collateral allows Bank SNB to borrow up to $93.3 million.  As of June 30, 2015, no borrowings were made through the BIC program.  In addition, Bank SNB has available a $347.4 million line of credit from the FHLB.  Borrowings under the FHLB lines are secured by investment securities and loans.  At June 30, 2015, Bank SNB’s FHLB line of credit had an outstanding balance of $25.0 million.  (See also “Deposits and Other Borrowings” on page 33 for funds available and “Note 9: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements for a discussion of our funds management unit.)

Bank SNB sells securities under agreements to repurchase with Bank SNB retaining custody of the collateral.  Collateral consists of U.S. government agency obligations, which are designated as pledged with Bank SNB’s safekeeping agent.  These transactions are for one to four day periods.  Outstanding balances under this program were $50.8 million and $54.4 million as of June 30, 2015 and December 31, 2014, respectively.

At June 30, 2015, $212.3 million of the total carrying value of investment securities of $352.3 million were pledged as collateral to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.  Any amount over pledged can be released at any time.

During the first six months of 2015, no category of short-term borrowings had an average balance that exceeded 30% of ending shareholders’ equity.

During the first six months of 2015, cash and cash equivalents increased by $15.8 million, or 11%, to $156.7 million compared to December 31, 2014.  This increase was the net result of cash provided by financing activities of $81.0 million (primarily from net increases in deposits offset in part by a decrease in other borrowings, purchases of treasury stock, and common stock dividends paid) and cash provided by operating activities of $7.3 million, offset in part by cash used in investing activities of $72.5 million (primarily from purchases of available for sale securities, the increase in net loans originated, and the purchase of bank owned life insurance).

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

When fully phased in on January 1, 2019, the Basel III Capital Rules will require us to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a “capital conservation buffer” equal to 2.5% of total risk-weighted assets (the “Capital Buffer”), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the Capital Buffer, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the Capital Buffer and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average quarterly assets.  The Capital Buffer will be tested on a quarterly basis.  Our ability to pay dividends, discretionary bonuses, or repurchase stock will be restricted unless we maintain the Capital Buffer.  As of June  30, 2015, we are well-capitalized even if we apply the capital buffer, which does not go into effect until future years.

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

Capital Ratios  – Financial holding companies are required to maintain capital ratios set by the FRB in its Risk-Based Capital Guidelines.  At June 30, 2015, we exceeded all applicable capital requirements, having a total risk-based capital ratio of 19.09%, a Tier I risk-based capital ratio of 17.84%, a Tier 1 leverage ratio of 16.12%, and a CET1 ratio of 15.30%.   As of June 30, 2015, Bank SNB met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest or Bank SNB by bank regulators.

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

Estimated Changes in Net Interest Income

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp

June 30, 2015	14.46%	8.59%	2.80%
December 31, 2014	11.96%	7.10%	2.31%

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

Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

June 30, 2015	4.25%	2.33%	0.07%
December 31, 2014	2.56%	1.09%	(0.52)%

As of June 30, 2015 the economic value of equity measure improved  in  each of the three rising interest rate scenarios when compared to the December 31, 2014 percentages.  The measured changes in economic value of equity for all scenarios are in compliance with the established policy limits.

*   *   *   *   *   *   *

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015.  Our Chief Executive Officer and Chief Financial Officer participated in the evaluation.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

No changes occurred during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1:  Legal proceedings

On March 18, 2011, an action entitled Ubaldi, et al. v SLM Corporation (“Sallie Mae”), et al., Case No. 3:11-cv-01320 EDL (the “Ubaldi Case”) was filed in the U.S. District Court for the Northern District of California as a putative class action with respect to certain loans that the plaintiffs claim were made by Sallie Mae.   The loans in question were made by various banks, including Bank SNB, and sold to Sallie Mae.  Plaintiffs claim that Sallie Mae entered into arrangements with chartered banks in order to evade California law and that Sallie Mae is the de facto lender on the loans in question and, as the lender on such loan, Sallie Mae charged interest and late fees that violates California usury law and the California Business and Professions Code. Sallie Mae has denied all claims asserted against it and has stated that it intends to vigorously defend the action.  On March 26, 2014, the Court denied the plaintiffs’ request to certify the class; however, the Court permitted the plaintiffs to amend the filing to redefine the class. Plaintiffs filed a renewed motion on June 23, 2014. On December 19, 2014, the Court issued a decision on the renewed motion, certifying a class with respect to claims of improper late fees, but denying class certification with respect to plaintiffs’ usury claims.   Plaintiffs thereafter filed a motion seeking leave to amend their complaint to add additional parties, which Sallie Mae opposed, and, on March 24, 2015, the Court denied the plaintiffs’ motion.  On June 5, 2015, the law firm Cohen Milstein Sellers & Toll based in Washington, D.C. entered its appearance as co-counsel on behalf of plaintiffs.

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

Item 1A:  Risk Factors

There were no material changes in risk factors during the first six months of 2015 from those disclosed in our Form 10-K for the year ended December 31, 2014.

Item 2:  Unregistered sales of equity securities and use of proceeds

None

Item 3:  Defaults upon senior securities

None

Item 4:  Mine Safety Disclosures

Not Applicable

Item 5:  Other information

None

Item 6:  Exhibits

Exhibit 10.1 Agreement and Plan of Reorganization, dated as of May 27, 2015, by and among Southwest Bancorp, Inc., First Commercial Bancshares, Inc., and First Commercial Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 27, 2015)

Exhibit 10.2 First Amendment to Agreement and Plan of Reorganization, dated as of June 23, 2015, by and among Southwest Bancorp, Inc., First Commercial Bancshares, Inc., and First Commercial Bank (incorporated by reference to Exhibit 2.2 to Registration Statement on Form S-4 (File No. 333-205521) )

Exhibit 31(a), (b)   Rule 13a-14(a)/15d-14(a) Certifications

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

SOUTHWEST BANCORP, INC.

(Registrant)

By: /s/ Mark W. Funke	August 7, 2015
Mark W. Funke President and Chief Executive Officer (Principal Executive Officer)	Date

By: /s/ Joe T. Shockley, Jr.	August 7, 2015
Joe T. Shockley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date