Form 10-Q
period 2015-09-30
SOUTHWEST BANCORP INC
filed 2015-11-05
CIK 914374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

 __________________

[ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

[    ] YES[ x ] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 5, 2015, the issuer has 20,132,570 shares of its Common Stock, par value $1.00, outstanding.

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

 SOUTHWEST BANCORP, INC.

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2015	2014
(Dollars in thousands)	(unaudited)
Assets:
Cash and due from banks	$25,198	$19,705
Interest-bearing deposits	43,447	121,231
Cash and cash equivalents	68,645	140,936
Securities held to maturity (fair values of $13,462 and $12,880, respectively)	12,954	12,362
Securities available for sale (amortized cost of $373,219 and $352,275, respectively)	375,589	353,231
Loans held for sale	7,024	1,485
Loans receivable	1,541,070	1,398,506
Less: Allowance for loan losses	(26,593)	(28,452)
Net loans receivable	1,514,477	1,370,054
Accrued interest receivable	4,872	4,723
Non-hedge derivative asset	2,344	787
Premises and equipment, net	18,180	18,588
Other real estate	2,274	3,097
Goodwill	1,214	1,214
Other intangible assets, net	3,973	3,927
Bank owned life insurance	20,292	-
Other assets	28,061	31,630
Total assets	$2,059,899	$1,942,034

Liabilities:
Deposits:
Noninterest-bearing demand	$526,159	$496,128
Interest-bearing demand	114,877	122,342
Money market accounts	502,028	461,679
Savings accounts	36,163	32,795
Time deposits of $100,000 or more	238,318	198,952
Other time deposits	208,705	222,103
Total deposits	1,626,250	1,533,999
Accrued interest payable	778	769
Non-hedge derivative liability	2,344	787
Other liabilities	9,989	9,920
Other borrowings	96,801	79,380
Subordinated debentures	46,393	46,393
Total liabilities	1,782,555	1,671,248
Shareholders' equity:
Common stock - $1 par value; 40,000,000 shares authorized;
19,901,336 and 19,810,877 shares issued, respectively	19,901	19,811
Additional paid in capital	101,611	101,245
Retained earnings	169,825	160,427
Accumulated other comprehensive income (loss)	372	(395)
Treasury stock, at cost; 868,617 and 617,818 shares, respectively	(14,365)	(10,302)
Total shareholders' equity	277,344	270,786
Total liabilities & shareholders' equity	$2,059,899	$1,942,034

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Operations

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands, except earnings per share data)	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$16,510	$15,683	$47,919	$47,801
Investment securities:
U.S. Government and agency obligations	382	383	1,099	1,147
Mortgage-backed securities	769	824	2,147	2,650
State and political subdivisions	292	291	868	881
Other securities	201	247	632	761
Other interest-earning assets	66	63	234	336
Total interest income	18,220	17,491	52,899	53,576

Interest expense:
Interest-bearing demand	38	33	101	113
Money market accounts	212	157	577	439
Savings accounts	9	8	26	30
Time deposits of $100,000 or more	193	338	601	1,125
Other time deposits	453	328	1,297	1,113
Other borrowings	255	227	723	675
Subordinated debentures	564	563	1,677	1,669
Total interest expense	1,724	1,654	5,002	5,164

Net interest income	16,496	15,837	47,897	48,412

Provision (credit) for loan losses	23	(2,897)	(3,000)	(4,238)
Net interest income after provision (credit) for loan losses	16,473	18,734	50,897	52,650

Noninterest income:
Service charges and fees	2,441	2,492	7,319	7,696
Gain on sale of bank branches, net	-	-	-	4,378
Gain on sales of mortgage loans, net	565	382	1,534	1,069
Gain on sales/calls of investment securities, net	19	-	162	764
Other noninterest income	1,004	210	1,263	448
Total noninterest income	4,029	3,084	10,278	14,355

Noninterest expense:
Salaries and employee benefits	8,374	7,804	24,577	24,402
Occupancy	2,288	2,269	6,773	6,805
Data processing	475	343	1,331	1,359
FDIC and other insurance	341	299	969	1,010
Other real estate, net	20	(220)	153	359
General and administrative	2,579	2,863	7,338	8,862
Total noninterest expense	14,077	13,358	41,141	42,797
Income before taxes	6,425	8,460	20,034	24,208
Taxes on income	2,303	3,172	7,216	9,077
Net income	$4,122	$5,288	$12,818	$15,131

Basic earnings per common share	$0.22	$0.27	$0.67	$0.77
Diluted earnings per common share	0.22	0.27	0.67	0.77
Common dividends declared per share	0.06	0.04	0.18	0.12

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands)	2015	2014	2015	2014

Net income	$4,122	$5,288	$12,818	$15,131

Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities	1,102	(680)	1,576	4,610
Reclassification adjustment for net gains arising during the period	(19)	-	(162)	(764)
Change in fair value of derivative used for cash flow hedge	(61)	324	(145)	394
Other comprehensive income (loss), before tax	1,022	(356)	1,269	4,240
Tax benefit (expense) related to items of other comprehensive
income	(417)	138	(502)	(1,640)
Other comprehensive income (loss), net of tax	605	(218)	767	2,600
Comprehensive income	$4,727	$5,070	$13,585	$17,731

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

	For the nine months
	ended September 30,
(Dollars in thousands)	2015	2014
Operating activities:
Net income	$12,818	$15,131
Adjustments to reconcile net income to net cash provided by operating activities:

Provision (credit) for loan losses	(3,000)	(4,238)
Adjustment to other real estate	63	320
Deferred tax expense	1,508	8,100
Asset depreciation	1,787	1,930
Securities premium amortization, net of discount accretion	2,121	2,004
Amortization of intangibles	722	588
Restricted stock amortization expense	1,043	636
Net gain on sales/calls of investment securities	(162)	(764)
Net gain on sales of mortgage loans	(1,534)	(1,069)
Net (gain) loss on sales of premises/equipment	(16)	36
Net (gain) loss on sales of other real estate	104	(200)
Net gain from sale of bank branches	-	(4,378)
Proceeds from sales of held for sale loans	71,556	59,088
Held for sale loans originated for resale	(76,284)	(55,137)
Net changes in assets and liabilities:
Accrued interest receivable	(149)	82
Bank owned life insurance	(292)	-
Other assets	(1,645)	(3,322)
Accrued interest payable	9	(74)
Other liabilities	1,564	692
Net cash provided by operating activities	10,213	19,425
Investing activities:
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	940	1,750
Available for sale securities	75,638	58,517
Redemptions of other investments	-	883
Purchases of held to maturity securities	(1,180)	-
Purchases of available for sale securities	(99,057)	(34,833)
Purchases of bank owned life insurance	(20,000)	-
Loans originated, net of principal repayments	(141,065)	(131,198)
Cash outflows from sale of bank branches, net	-	(94,806)
Purchases of premises and equipment	(1,439)	(1,581)
Proceeds from sales of premises and equipment	76	68
Proceeds from sales of other real estate	930	1,306
Net cash used in investing activities	(185,157)	(199,894)
Financing activities:
Net increase in deposits	92,251	41,435
Net increase in other borrowings	17,421	(4,748)
Net proceeds from issuance of common stock	456	83
Purchases of treasury stock	(4,063)	(3,678)
Common stock dividends paid	(3,411)	(2,358)
Preferred stock dividends paid	(1)	(1)
Net cash provided by financing activities	102,653	30,733
Net decrease in cash and cash equivalents	(72,291)	(149,736)
Cash and cash equivalents:
Beginning of period	140,936	279,839
End of period	$68,645	$130,103

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		Other		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury	Shareholders'
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Gain/(Loss)	Stock	Equity
Balance, December 31, 2013	19,732,926	$19,733	$99,937	$142,528	$(3,011)	$-	$259,187

Dividends declared:
Preferred	-	-	-	(1)	-	-	(1)
Common, $0.12 per share	-	-	-	(2,368)	-	-	(2,368)
Common stock issued	59,343	60	1,012	-	-	-	1,072
Net common stock issued under
employee plans and related tax expense	1,354	1	22	-	-	-	23
Other comprehensive income, net of tax	-	-	-	-	2,600	-	2,600
Treasury shares purchased	(223,005)					(3,678)	(3,678)
Net income	-	-	-	15,131	-	-	15,131

Balance, September 30, 2014	19,570,618	$19,794	$100,971	$155,290	$(411)	$(3,678)	$271,966

Balance, December 31, 2014	19,193,059	$19,811	$101,245	$160,427	$(395)	$(10,302)	$270,786

Dividends declared:
Preferred	-	-	-	(1)	-	-	(1)
Common, $0.18 per share	-	-	-	(3,419)	-	-	(3,419)
Common stock issued	88,937	89	338	-	-	-	427
Net common stock issued under
employee plans and related tax expense	1,522	1	28	-	-	-	29
Other comprehensive income, net of tax	-	-	-	-	767	-	767
Treasury shares purchased	(250,799)	-	-	-	-	(4,063)	(4,063)
Net income	-	-	-	12,818	-	-	12,818

Balance, September 30, 2015	19,032,719	$19,901	$101,611	$169,825	$372	$(14,365)	$277,344

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1:  SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States.  However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation.  Those adjustments consist of normal recurring adjustments.  The results of operations for the three and nine months ended September 30, 2015, and the cash flows for the nine months ended September 30, 2015, should not be considered indicative of the results to be expected for the full year.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying unaudited consolidated financial statements include the accounts of Southwest Bancorp, Inc. (“we”, “our”, “us”, “Southwest”), and our consolidated subsidiaries, including Bank SNB, an Oklahoma state banking corporation (“Bank SNB”), our banking subsidiary, and the consolidated subsidiaries of Bank SNB.  All significant intercompany transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made to prior year amounts on the Unaudited Consolidated Statements of Operations to conform to current year presentation.

In accordance with Accounting Standards Codification (“ASC”) 855, Subsequent Events,  we have evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.  Please see Note 12: Subsequent Event for more detail.

NOTE 2:  INVESTMENT SECURITIES

A summary of the amortized cost and fair values of investment securities at September 30, 2015 and December 31, 2014 follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At September 30, 2015
Held to Maturity:
Obligations of state and political subdivisions	$12,954	$509	$(1)	$13,462
Total	$12,954	$509	$(1)	$13,462

Available for Sale:
Federal agency securities	$82,520	$782	$(68)	$83,234
Obligations of state and political subdivisions	32,440	816	(55)	33,201
Residential mortgage-backed securities	223,631	1,561	(522)	224,670
Asset-backed securities	9,631	-	(202)	9,429
Other securities	24,997	198	(140)	25,055
Total	$373,219	$3,357	$(987)	$375,589

At December 31, 2014
Held to Maturity:
Obligations of state and political subdivisions	$12,362	$528	$(10)	$12,880
Total	$12,362	$528	$(10)	$12,880

Available for Sale:
Federal agency securities	$99,959	$359	$(772)	$99,546
Obligations of state and political subdivisions	32,760	519	(140)	33,139
Residential mortgage-backed securities	177,391	1,686	(850)	178,227
Asset-backed securities	9,608	-	(60)	9,548
Other securities	32,557	240	(26)	32,771
Total	$352,275	$2,804	$(1,848)	$353,231

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association. Other securities consist of corporate stock.

Securities with limited marketability, such as Federal Reserve Bank stock, Federal Home Loan Bank (“FHLB”) stock, and certain other investments, are carried at cost and included in other assets on the consolidated statements of financial condition.  Total investments carried at cost were $8.8 million and $7.9 million at September 30, 2015 and December 31, 2014, respectively.  There are no identified events or changes in circumstances that may have a significant adverse effect on the investments carried at cost.

A comparison of the amortized cost and approximate fair value of our investment securities by maturity date at September 30, 2015 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
One year or less	$11,528	$11,581	$1,688	$1,687
More than one year through five years	229,683	230,951	6,308	6,499
More than five years through ten years	92,404	93,120	4,958	5,276
More than ten years	39,604	39,937	-	-
Total	$373,219	$375,589	$12,954	$13,462

The foregoing analysis assumes that our residential mortgage-backed securities mature during the period in which they are estimated to prepay and are based on expected maturities.  Expected maturities differ from contractual maturities because borrowers of the underlying mortgages may have the right to call or prepay obligations with or without prepayment penalties. No other prepayment or repricing assumptions have been applied to our investment securities for this analysis.

Gain or loss on sale of investments is based upon the specific identification method.  There was a $0.2 million gain on sales of securities for the nine months ended September 30, 2015 which resulted from residual payments related to the sale of a private equity investment during the fourth quarter of 2014. There was a $0.8 million gain on sales of securities for the nine months ended September 30, 2014 which was the result of the sale of a stock investment that was acquired in a prior year repossession.

The following table shows securities with gross unrealized losses and their fair values by the length of time that the individual securities had been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014.  Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
		Amortized cost of	Loss Existing for:		Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses
At September 30, 2015
Held to Maturity:
Obligations of state and political subdivisions	1	$1,688	$(1)	$-	$1,687
	1	$1,688	$(1)	$-	$1,687

Available for Sale:
Federal agency securities	3	$15,643	$-	$(68)	$15,575
Obligations of state and political subdivisions	4	5,129	(4)	(51)	5,074
Residential mortgage-backed securities	30	79,749	(315)	(207)	79,227
Asset-backed securities	3	9,631	(91)	(111)	9,429
Other securities	5	9,983	(48)	(92)	9,843
Total	45	$120,135	$(458)	$(529)	$119,148

At December 31, 2014
Held to Maturity:
Obligations of state and political subdivisions	1	$1,718	$(10)	$-	$1,708
	1	$1,718	$(10)	$-	$1,708

Available for Sale:
Federal agency securities	13	$60,578	$(37)	$(735)	$59,806
Obligations of state and political subdivisions	8	10,076	-	(140)	9,936
Residential mortgage-backed securities	40	65,223	(110)	(740)	64,373
Asset-backed securities	3	9,608	(19)	(41)	9,548
Other securities	2	9,571	(3)	(23)	9,545
Total	66	$155,056	$(169)	$(1,679)	$153,208

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

We have the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities.  Furthermore, as of September 30, 2015, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not likely that we will have to sell any such securities before a recovery of cost.  The declines in fair value were attributable to recent increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates.  Management does not believe any of the securities are impaired due to credit quality.  Accordingly, as of September 30, 2015, management believes the impairment of these investments is not deemed to be other-than-temporary.

As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.  Securities with an amortized cost of $171.8 million and $218.5 million were pledged to meet such requirements at September 30, 2015 and December 31, 2014, respectively.  Any amount over-pledged can be released at any time.

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

We extend commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, and Kansas.  Our commercial lending operations are concentrated in Oklahoma City, Tulsa, Dallas, Wichita, and other metropolitan markets in Oklahoma, Texas,  and Kansas.  As a result, the collectability of our loan portfolio can be affected by changes in the economic conditions in those states and markets.  Please see Note 9: Operating Segments for more detail regarding loans by market.  At September 30, 2015 and December 31, 2014, substantially all of our loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.

Our loan classifications were as follows:

(Dollars in thousands)	At September 30, 2015	At December 31, 2014
Real estate mortgage:
Commercial	$869,250	$752,971
One-to-four family residential	95,906	77,531
Real estate construction:
Commercial	126,407	186,659
One-to-four family residential	12,866	10,464
Commercial	423,480	350,410
Installment and consumer:
Guaranteed student loans	-	37
Other	20,185	21,919
	1,548,094	1,399,991
Less: Allowance for loan losses	(26,593)	(28,452)
Total loans, net	1,521,501	1,371,539
Less: Loans held for sale (included above)	(7,024)	(1,485)
Net loans receivable	$1,514,477	$1,370,054

Concentrations of Credit.  At September 30, 2015, $546.7 million, or 35%, and  $429.5 million, or 28%, of  our loans consisted of loans to individuals and businesses in the real estate and healthcare industries, respectively.  We do not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Loans Held for Sale.  We had loans which were held for sale of $7.0 million and $1.5 million at September 30, 2015 and December 31, 2014, respectively.  The loans currently classified as held for sale, primarily residential mortgage loans, are carried at the lower of cost or market value.  A substantial portion of our one-to-four family residential loans and loan servicing rights are sold to one buyer.  These mortgage loans are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan.  These loans are available for sale in the secondary market.

Loan Servicing.  We earn fees for servicing real estate mortgages and other loans owned by others.  The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned.  The unpaid principal balance of real estate mortgage loans serviced for others totaled $422.8 million and $410.3 million at September 30, 2015 and December 31, 2014, respectively.  Loan servicing rights are capitalized based on estimated fair value at the point of origination.  The servicing rights are amortized over the period of estimated net servicing income.

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

Changes in the carrying amounts and accretable yields for loans that were acquired under the loss sharing agreements with the FDIC were as follows for the three and nine months ended September 30, 2015 and September 30, 2014:

	For the three months ended September 30,
	2015		2014
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$461	$4,544	$860	$7,920
Payments received	-	(746)	-	(1,301)
Net charge-offs	-	(81)	-	-
Accretion	(58)	-	(68)	-
Balance at end of period	$403	$3,717	$792	$6,619

	For the nine months ended September 30,
	2015		2014
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$540	$4,971	$1,597	$16,427
Payments received	-	(1,615)	-	(9,401)
Net charge-offs	-	(81)	(9)	(407)
Net reclassifications to / from nonaccretable amount	240	-	-	-
Accretion	(377)	442	(796)	-
Balance at end of period	$403	$3,717	$792	$6,619

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

The following table shows the recorded investment in loans on nonaccrual status:

(Dollars in thousands)	At September 30, 2015	At December 31, 2014
Real estate mortgage:
Commercial	$1,795	$2,195
One-to-four family residential	1,016	1,100
Real estate construction:
Commercial	391	73
Commercial	11,727	5,907
Other consumer	147	1
Total nonaccrual loans	$15,076	$9,276

During the first nine months of 2015,  an immaterial amount of interest income was received on nonaccruing loans.  If interest on all nonaccrual loans had been accrued for the nine months ended September 30, 2015, additional interest income of $0.4 million would have been recorded.

The following table shows an age analysis of past due loans at September 30, 2015 and December 31, 2014.

		90 days +				Recorded loans
	30-89 days	past due and	Total past		Total	> 90 days and
(Dollars in thousands)	past due	nonaccrual	due	Current	loans	accruing
At September 30, 2015
Real estate mortgage:
Commercial	$3,623	$1,795	$5,418	$863,832	$869,250	$-
One-to-four family residential	-	1,016	1,016	94,890	95,906	-
Real estate construction:
Commercial	-	391	391	126,016	126,407	-
One-to-four family residential	-	-	-	12,866	12,866	-
Commercial	27	11,727	11,754	411,726	423,480	-
Other	87	148	235	19,950	20,185	1
Total	$3,737	$15,077	$18,814	$1,529,280	1,548,094	$1

At December 31, 2014
Real estate mortgage:
Commercial	$4,053	$2,195	$6,248	$746,723	$752,971	$-
One-to-four family residential	122	1,100	1,222	76,309	77,531	-
Real estate construction:
Commercial	2,177	73	2,250	184,409	186,659	-
One-to-four family residential	-	-	-	10,464	10,464	-
Commercial	1,159	6,044	7,203	343,207	350,410	137
Other	162	1	163	21,793	21,956	-
Total	$7,673	$9,413	$17,086	$1,382,905	1,399,991	$137

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

Impaired loans are shown in the following table:

	With No Specific Allowance		With A Specific Allowance
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Investment	Balance	Allowance
At September 30, 2015
Commercial real estate	$9,893	$11,701	$11,635	$11,879	$1,946
One-to-four family residential	841	1,222	188	188	14
Real estate construction	391	391	-	-	-
Commercial	2,324	2,831	10,119	16,231	2,851
Other	147	149	-	-	-
Total	$13,596	$16,294	$21,942	$28,298	$4,811

At December 31, 2014
Commercial real estate	$12,382	$14,752	$11,497	$11,556	$2,047
One-to-four family residential	1,115	1,833	-	-	-
Real estate construction	73	104	-	-	-
Commercial	2,624	2,887	4,315	10,673	1,822
Other	1	2	-	-	-
Total	$16,195	$19,578	$15,812	22,229	$3,869

The average recorded investment of loans classified as impaired and the interest income recognized on those loans for the nine months ended September  30, 2015 and September 30, 2014 are shown in the following table:

	As of and for the nine months ended September 30,
	2015		2014
	Average		Average
	Recorded	Interest	Recorded	Interest
(Dollars in thousands)	Investment	Income	Investment	Income
Commercial real estate	$23,704	$723	$33,304	$724
One-to-four family residential	1,705	1	3,106	1
Real estate construction	409	-	234	-
Commercial	6,777	29	8,760	58
Other	34	-	39	-
Total	$32,629	$753	$45,442	$783

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

Troubled debt restructured loans outstanding as of September 30, 2015 and December 31, 2014 were as follows:

	At September 30, 2015		At December 31, 2014
(Dollars in thousands)	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial real estate	$19,733	$829	$21,685	$1,082
One-to-four family residential	13	52	14	62
Commercial	715	312	1,032	655
Total	$20,461	$1,193	$22,731	$1,799

At September 30, 2015 and December 31, 2014,  we had no significant commitments to lend additional funds to debtors whose loan terms have been modified in a  troubled debt restructuring.

Loans modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2015 September 30, 2014 are shown in the following table:

	For the three months ended September 30,
	2015		2014
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial real estate	-	$-	1	$26
Commercial	-	-	3	434
Total	-	$-	4	$460

	For the nine months ended September 30,
	2015		2014
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial real estate	-	$-	1	$26
Commercial	-	-	4	448
Total	-	$-	5	$474

The modifications of loans identified as troubled debt restructurings primarily related to payment reductions, payment extensions, and/or reductions in the interest rate.  The financial impact of troubled debt restructurings is not significant.

The following table presents the recorded investment and the number of loans modified as a troubled debt restructuring that subsequently defaulted during the three and nine months ended September 30, 2015 and September 30, 2014.  Default, for this purpose, is deemed to occur when a loan is 90 days or more past due or transferred to nonaccrual and is within twelve months of restructuring.

	For the three months ended September 30,
	2015		2014
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	Investment	Contracts	Investment
Commercial	-	$-	1	$18
Total	-	$-	1	$18

	For the nine months ended September 30,
	2015		2014
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	Investment	Contracts	Investment
Commercial	-	$-	1	$18
Total	-	$-	1	$18

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

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans.  As of September 30, 2015 and December 31, 2014, based on the most recent analysis performed as of those dates, the risk category of loans by class was as follows:

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At September 30, 2015
Grade:
Pass	$842,622	$94,786	$138,665	$403,708	$19,910	$1,499,691
Special Mention	2,499	21	217	740	128	3,605
Substandard	24,129	1,099	391	14,437	147	40,203
Doubtful	-	-	-	4,595	-	4,595
Total	$869,250	$95,906	$139,273	$423,480	$20,185	$1,548,094

At December 31, 2014
Grade:
Pass	$690,791	$76,322	$194,670	$331,594	$21,849	$1,315,226
Special Mention	34,287	22	420	7,144	106	41,979
Substandard	27,594	1,154	2,033	6,725	1	37,507
Doubtful	299	33	-	4,947	-	5,279
Total	$752,971	$77,531	$197,123	$350,410	$21,956	$1,399,991

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

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At September 30, 2015
Balance at beginning of period	$13,678	$712	$4,159	$9,614	$289	$28,452
Loans charged-off	(184)	(20)	(21)	(422)	(134)	(781)
Recoveries	195	511	47	988	181	1,922
Provision for loan losses	(950)	(547)	(1,449)	102	(156)	(3,000)
Balance at end of period	$12,739	$656	$2,736	$10,282	$180	$26,593

Allowance for loan losses ending balance:
Individually evaluated for impairment	$1,946	$14	$-	$2,851	$-	$4,811
Collectively evaluated for impairment	10,793	642	2,736	7,431	180	21,782
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$12,739	$656	$2,736	$10,282	$180	$26,593

Loans receivable ending balance:
Individually evaluated for impairment	$20,644	$715	$391	$12,443	$147	$34,340
Collectively evaluated for impairment	845,946	94,243	138,790	411,022	20,038	1,510,039
Acquired with deteriorated credit quality	2,660	948	92	15	-	3,715
Total ending loans balance	$869,250	$95,906	$139,273	$423,480	$20,185	$1,548,094

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At September 30, 2014
Balance at beginning of period	$18,854	$850	$5,523	$10,985	$451	$36,663
Loans charged-off	(1,400)	(187)	(655)	(3,857)	(441)	(6,540)
Recoveries	3,700	195	-	917	220	5,032
Provision for loan losses	(5,519)	(174)	(697)	2,102	50	(4,238)
Balance at end of period	$15,635	$684	$4,171	$10,147	$280	$30,917

Allowance for loan losses ending balances:
Individually evaluated for impairment	$3,234	$-	$-	$2,063	$-	$5,297
Collectively evaluated for impairment	12,401	684	4,171	8,084	280	25,620
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$15,635	$684	$4,171	$10,147	$280	$30,917

Loans receivable ending balance:
Individually evaluated for impairment	$25,932	$598	$77	$7,338	$54	$33,999
Collectively evaluated for impairment	726,991	76,877	177,217	323,362	22,323	1,326,770
Acquired with deteriorated credit quality	4,955	1,510	115	38	1	6,619
Total ending loans balance	$757,878	$78,985	$177,409	$330,738	$22,378	$1,367,388

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

The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies.  However, considerable judgment is required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amount we could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies could have a material effect on our estimated fair value amounts.  There were no significant changes in valuation methods used to estimate fair value during the nine months ended September 30, 2015.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At September 30, 2015
Available for sale securities:
Federal agency securities	$83,234	$-	$83,234	$-
Obligations of state and political subdivisions	33,201	-	33,201	-
Residential mortgage-backed securities	224,670	-	224,670	-
Asset-backed securities	9,429	-	9,429	-
Other securities	25,055	134	24,921	-

Derivative asset	2,344	-	2,344	-
Derivative liability	(4,075)	-	(4,075)	-
Total	$373,858	$134	$373,724	$-

At December 31, 2014
Available for sale securities:
Federal agency securities	$99,546	-	99,546	-
Obligations of state and political subdivisions	33,139	-	33,139	-
Residential mortgage-backed securities	178,227	-	178,227	-
Asset-backed securities	9,548	-	9,548	-
Other securities	32,771	142	32,629	-

Derivative asset	787	-	787	-
Derivative liability	(2,373)	-	(2,373)	-
Total	$351,645	$142	$351,503	$-

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

Core deposit premiums – Except for the 2014 branch sales, the fair value of core deposit premiums are based on third-party appraisals. There has been no impairment during 2015 or 2014; therefore, no fair value adjustment was recorded through earnings.

Goodwill – Fair value of goodwill is based on the fair value of each of our reporting units to which goodwill is allocated compared with their respective carrying value. There has been no impairment during 2015 or 2014; therefore, no fair value adjustment was recorded through earnings.

Assets that were measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014 are summarized below.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At September 30, 2015
Impaired loans at fair value :
Commercial real estate	$11,635	$-	$-	$11,635
One-to-four family residential	188	-	-	188
Real estate construction	390	-	-	390
Commercial	11,254	-	-	11,254

Loans held for sale:
One-to-four family residential	7,024	-	7,024	-
Government guaranteed commercial real estate	-	-	-	-
Other loans held for sale	-	-	-	-

Mortgage loan servicing rights	3,700	-	3,700	-
Other real estate	2,274	-	-	2,274
Total	$36,465	$-	$10,724	$25,741

At December 31, 2014
Impaired loans at fair value :
Commercial real estate	$11,762	$-	$-	$11,762
Commercial	5,722	-	-	5,722

Loans held for sale:
One-to-four family residential	763	-	763	-
Government guaranteed commercial real estate	705	-	705	-
Other loans held for sale	17	-	17	-

Other real estate	3,097	-	-	3,097
Total	$22,066	$-	$1,485	$20,581

As of September  30, 2015, impaired loans measured at fair value with a carrying amount of $27.2 million were written down to a fair value of $22.3 million, resulting in a life-to-date impairment of $4.8  million.  As of December 31, 2014, impaired loans measured at fair value with a carrying amount of $21.9 million were written down to the fair value of $17.5 million at December 31, 2014, resulting in a life-to-date impairment charge of $4.4 million.

As of September 30, 2015 and December 31, 2014, other real estate assets were written down to their fair values, resulting in an impairment charge of $0.1 million and $0.6 million,  respectively, which was included in noninterest expense.

As of September 30, 2015 and December 31, 2014, mortgage servicing rights were written down to their fair values, resulting in an impairment charge of $0.1 million and $0, respectively, which was included in noninterest expense.

No impairment of core deposit premiums or goodwill  were recognized during the periods ending September 30, 2015 or December 31, 2014.

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

Subordinated debentures – Our two subordinated debentures have floating rates that reset quarterly. The fair value of the floating rate subordinated debentures approximates carrying value at September 30, 2015.

Loan commitments and letters of credit – The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the terms of the agreements. The fair values of letters of credit are based on fees currently charged for similar agreements.

The carrying values and estimated fair values of our financial instruments segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value were as follows:

	At September 30, 2015		At December 31, 2014
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$68,645	$68,645	$140,936	$140,936
Securities held to maturity	12,954	13,462	12,362	12,880
Accrued interest receivable	4,872	4,872	4,723	4,723
Investments included in other assets	8,834	8,834	7,949	7,949
Level 3 inputs:
Total loans, net of allowance	1,521,501	1,475,891	1,371,539	1,303,047
Financial liabilities:
Level 2 inputs:
Deposits	1,626,250	1,547,176	1,533,999	1,450,540
Accrued interest payable	778	778	769	769
Other liabilities	8,258	8,258	8,334	8,334
Other borrowings	96,801	98,363	79,380	81,544
Subordinated debentures	46,393	46,393	46,393	46,393
Off balance sheet financial instruments:
Loan commitments		400,521		307,408
Letter of credit		5,951		7,287

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

We have entered into five customer interest rate swap agreements that effectively convert the loan interest rate from floating rate based on LIBOR or prime rate to a fixed rate for the customer.  As of September  30, 2015, these loans had an outstanding balance of  $70.3 million.  We have entered into offsetting agreements with dealer counterparties.  The following table summarizes the fair values of derivative contracts recorded as “non-hedge derivative assets” and “non-hedge derivative liabilities” in the consolidated statements of financial condition.

	As of September 30, 2015		At December 31, 2014
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Non-hedge derivative assets	$70,336	$2,344	$34,322	$787
Non-hedge derivative liabilities	70,336	2,344	34,322	787

The margin rates to us in connection with these instruments are a contractual percentage over the one-month LIBOR or a minimal percentage under the prime rate.  There was $1.5 million of collateral posted by us as of September  30, 2015 to dealer counterparties. We posted securities to cover the collateral required. These interest rate swaps are not designated as hedging instruments.

Interest Rate Swap

We have an interest rate swap agreement with a total notional amount of $25.0 million.  The interest rate swap contract was designated as a hedging instrument in cash flow hedges with the objective of protecting the overall cash flow from our quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven year period beginning February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month London Interbank Offered Rate (“LIBOR”).  Under the swap, we pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85% on a total notional amount of $25.0 million, with quarterly settlements.  The rate received by us as of September 30, 2015 was 3.14%.

The estimated fair value of the interest rate swap contract outstanding as of September 30, 2015 and December 31, 2014 resulted in a pre-tax loss of $1.7 million and $1.6 million, respectively, and was included in other liabilities in the consolidated statements of financial condition.  We obtained the counterparty valuation to validate the interest rate derivative contract as of September 30, 2015 and December 31, 2014.

The effective portion of our gain or loss due to changes in the fair value of the interest rate swap contract, a $0.1 million loss and a $0.2 million gain for the nine months ended September 30, 2015 and September 30, 2014, respectively, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense.  No ineffectiveness related to the interest rate derivative was recognized during either reporting period.

Net cash outflows as a result of the interest rate swap contract were $0.6 million for both the nine months ended September 30, 2015 and September 30, 2014 and were included in interest expense on subordinated debentures.

The fair value of cash and securities posted as collateral by us related to the interest rate swap contract was $2.1 million at September 30, 2015 and December 31, 2014.

There are no credit-risk-related contingent features associated with our derivative contract.

NOTE 6: TAXES ON INCOME

Net deferred tax assets totaled $12.1 million at September 30, 2015 and $14.1 million at December 31, 2014.  Net deferred tax assets are included in other assets and no valuation allowance is considered necessary.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to U.S. federal or state tax examinations for years before 2011.

NOTE 7: SHAREHOLDERS’ EQUITY

Stock Repurchase Program

On August 14, 2014, our Board of Directors (the “Board”) authorized the repurchase of up to 5.0%, or 990,000 shares, of our common stock. As of September 30, 2015, we had repurchased 867,310 shares for a total of $14.3 million under the 2014 program. On February 24, 2015, our Board authorized a second share repurchase program of up to another 5.0%, or approximately 950,000 shares of our common stock, which became effective on August 14, 2015, immediately following the expiration of the 2014 program. The share repurchases are expected to continue to be made primarily on the open market from time to time.  Repurchases under the program are available at the discretion of management based upon market, business, legal, and other factors. During the third quarter of 2015, no shares were repurchased due to trade restrictions resulting from our pending acquisition of First Commercial Bancshares, Inc. (“Bancshares”).

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

The following table shows the computation of basic and diluted earnings per common share:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands, except earnings per share data)	2015	2014	2015	2014
Numerator:
Net income	$4,122	$5,288	$12,818	$15,131
Earnings allocated to participating securities	(71)	(68)	(213)	(186)
Numerator for basic earnings per common share	$4,051	$5,220	$12,605	$14,945
Effect of reallocating undistributed earnings
of participating securities	71	68	213	186
Numerator for diluted earnings per common share	$4,122	$5,288	$12,818	$15,131

Denominator:
Denominator for basic earnings per common share	18,670,407	19,477,161	18,701,971	19,508,785
Dilutive effect of stock compensation	212,397	157,529	197,796	146,221
Denominator for diluted earnings per common share	18,882,804	19,634,690	18,899,767	19,655,006
Earnings per common share:
Basic	$0.22	$0.27	$0.67	$0.77
Diluted	$0.22	$0.27	$0.67	$0.77

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

For the three months ended September 30, 2015
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations	Company
Net interest income (loss)	$9,831	$5,589	$1,551	$(475)	$16,496
Provision (credit) for loan losses	(575)	662	(69)	5	23
Noninterest income	2,776	584	304	365	4,029
Noninterest expenses	8,015	3,646	1,525	891	14,077
Income (loss) before taxes	5,167	1,865	399	(1,006)	6,425
Taxes on income (loss)	1,852	669	143	(361)	2,303
Net income (loss)	$3,315	$1,196	$256	$(645)	$4,122

For the three months ended September 30, 2014
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations	Company
Net interest income (loss)	$10,105	$5,141	$1,543	$(952)	$15,837
Provision (credit) for loan losses	(1,134)	(867)	(897)	1	(2,897)
Noninterest income	2,223	409	341	111	3,084
Noninterest expenses	7,748	3,423	1,424	763	13,358
Income before taxes	5,714	2,994	1,357	(1,605)	8,460
Taxes on income	2,142	1,123	509	(602)	3,172
Net income	$3,572	$1,871	$848	$(1,003)	$5,288

For the nine months ended September 30, 2015
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations*	Company
Net interest income (loss)	$28,865	$15,602	$4,745	$(1,315)	$47,897
Provision (credit) for loan losses	(2,497)	129	(637)	5	(3,000)
Noninterest income	7,201	1,171	935	971	10,278
Noninterest expenses	23,058	10,874	4,740	2,469	41,141
Income (loss) before taxes	15,505	5,770	1,577	(2,818)	20,034
Taxes on income (loss)	5,584	2,079	568	(1,015)	7,216
Net income (loss)	$9,921	$3,691	$1,009	$(1,803)	$12,818

* Includes externally generated revenue of $1.4 million, primarily from investing services, and an internally generated loss of $1.7 million from the funds management unit.

Total loans at period end	$832,282	$563,010	$152,802	$-	$1,548,094
Total assets at period end	847,436	560,777	152,056	499,630	2,059,899
Total deposits at period end	1,149,489	205,115	122,961	148,685	1,626,250

For the nine months ended September 30, 2014
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations*	Company
Net interest income (loss)	$28,578	$14,230	$6,998	$(1,394)	$48,412
Provision (credit) for loan losses	(651)	(3,350)	(238)	1	(4,238)
Noninterest income	6,672	948	1,242	5,493	14,355
Noninterest expenses	23,200	9,883	6,710	3,004	42,797
Income before taxes	12,701	8,645	1,768	1,094	24,208
Taxes on income	4,762	3,242	663	410	9,077
Net income	$7,939	$5,403	$1,105	$684	$15,131

* Includes externally generated revenue of $6.0 million, primarily from investing services, and an internally generated loss of $1.9 million from the funds management unit.

Total loans at period end	$800,197	$424,640	$142,547	$4	$1,367,388
Total assets at period end	810,860	422,209	144,786	523,093	1,900,948
Total deposits at period end	1,077,185	206,268	114,432	97,061	1,494,946

NOTE 10:  COMMITMENTS AND CONTINGENCIES

 Customer Risk Management Interest Rate Swap

On September  9, 2014, we entered into an agreement to provide one of our commercial borrowers a customer interest rate swap that effectively converts the loan interest rate from  a floating rate based on LIBOR to a fixed rate for the customer. As of September  30, 2015, the floating rate loan had an outstanding balance of $16.2  million.  The option to execute the swap is conditional on compliance with the loan and swap agreements, and will be subject to the terms of the International Swaps and Derivatives Association Master Agreement.  The fixed pay amount will be based on the market rates at the time of execution, and it is our intention to simultaneously execute an offsetting trade with an approved swap dealer counterparty with identical terms.

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

In July 2015, FASB issued Accounting Standard Update No. 2015-12, Plan Accounting: Defined Benefit Pensions Plans, Defined Contribution Pension Plans, Health Welfare Benefit Plans: Fully Benefit-Responsive Investment Contracts, Plan Investment Disclosures, Measurement Date Practical Expedient; (“ASU 2015-12”). The ASU does not require new recurring disclosures. The guidance becomes effective for us on January 1, 2016, and it is not expected to have a material impact on the financial statements.

In August 2015, FASB issued Accounting Standard Update No. 2015-14: Revenue from Contracts with Customers: Deferral of the Effective Date; (“ASU 2015-14”). The guidance is effective upon issuance, and it is not expected to have a material impact on the financial statements.

NOTE 12:  SUBSEQUENT EVENT

On October 9, 2015, we completed our previously announced acquisition of Bancshares, through the merger of Bancshares with and into us (the “Merger”). The merger was consummated pursuant to the Agreement and Plan of Reorganization (“the “Merger Agreement”) dated as of May 27, 2015. The Merger allows us to grow our presence in the Oklahoma City metro area with five additional branches, increasing our total to ten. It also expands our geographic footprint to Colorado with three branches in Denver and one in Colorado Springs.

Under the terms of the Merger Agreement and at the effective time of the Merger, all outstanding shares of Bancshares common stock were converted into the right to receive an aggregate merger consideration of $41.7 million, 51% payable in shares of our common stock, representing an aggregate 1,213,985 shares of our common stock, plus cash in lieu of any fractional shares, and 49% of payable in cash in an aggregate amount equal to $20.4 million.

The Merger transaction will add $283.8 million in assets, $210.2 in loans, $245.6 in deposits, approximately $12.3 million in goodwill, and approximately $2.7 million in core deposit intangible.

In connection with the Merger, First Commercial Bank was merged with and into Bank SNB, with Bank SNB the surviving Bank, and all systems, products, and services were successfully integrated to our platform.

SOUTHWEST BANCORP, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Southwest Bancorp, Inc. (“we”, “our”, “us”, or “Southwest”) is a financial holding company for Bank SNB, which has been providing banking services since 1894. Through Bank SNB, we have twenty-three full-service banking offices located primarily along the heavily populated areas on the I-35 corridor through Texas, Oklahoma, and Kansas.  We focus on providing customers with exceptional service and meeting all of their banking needs by offering a wide variety of commercial and consumer banking services, including commercial and consumer lending, deposit and investment services, specialized cash management, and other financial services and products.  At September 30, 2015 we had total assets of $2.1 billion, deposits of $1.6 billion, and shareholders’ equity of $277.3 million.

On August 14, 2014, our Board of Directors (the “Board”) authorized the repurchase of up to 5.0%, or 990,000 shares, of our common stock. As of September 30, 2015, we had repurchased 867,310 shares for a total of $14.3 million under the 2014 program. On February 24, 2015, our Board authorized a second share repurchase program of up to another 5.0%, or approximately 950,000 shares of our common stock, which became effective on August 14, 2015, immediately following the expiration of the 2014 program. The share repurchases are expected to continue to be made primarily on the open market from time to time.  Repurchases under the program are available at the discretion of management based upon market, business, legal, and other factors. During the third quarter of 2015, no shares were repurchased due to trade restrictions resulting from our pending acquisition of First Commercial Bancshares, Inc. (“Bancshares”).

On October 9, 2015, we completed our previously announced acquisition of Bancshares, and First Commercial Bank, an Oklahoma banking corporation and a wholly‑owned subsidiary of Bancshares, through the merger of Bancshares with and into the Company (the “Merger”). The Merger was consummated pursuant to the Agreement and Plan of Reorganization (the “Merger Agreement”) dated as of May 27, 2015. The Merger allows us to grow our presence in the Oklahoma City metro area with five additional branches, increasing our total to ten. It also expands our geographic footprint to Colorado with three branches in Denver and one in Colorado Springs.

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

Our business operations are conducted through four operating segments that include Oklahoma Banking, Texas Banking, Kansas Banking, and Other Operations. At September 30, 2015, the Oklahoma Banking segment accounted for $832.3 million in loans, the Texas Banking segment accounted for $563.0 million in loans, and the Kansas Banking segment accounted for $152.8 million in loans.  Please see “Financial Condition:  Loans” below for additional information.   For additional information on our operating segments, please see “Note 9: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements.

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

As of September 30, 2015,  $546.7 million, or 35%, of our loans were real estate industry loans.  Despite the potential headwinds of the economic environment regarding low energy prices, we expect the real estate recovery to remain stable in 2015 and into 2016, as the market continues to progress further through the economic and real estate cycles.    Job growth, solid corporate profits, and recovery in the housing market are all positives for the real estate industry.    Conversely, uncertainty over government regulation and fiscal/monetary policy, and a concern about the rising cost of debt capital are all industry risk factors.

Our tactical focus on healthcare lending was established in 1974.  We provide credit and other remittance services, such as deposits, cash management, and document imaging for physicians and other healthcare practitioners to start or develop their practices and finance the development and purchase of medical offices, clinics, surgical care centers, hospitals, and similar facilities.  As of September 30, 2015,  $429.5 million, or 28%, of our loans were loans to individuals and businesses in the healthcare industry.

As of September  30, 2015, approximately 4% of our loan portfolio was concentrated in energy banking, down from 6% as of the prior quarter.  Our exposure continues to be focused with good companies that are generally well capitalized and have staying power for the long term.  While many of our customers have hedges in place through 2016, if oil prices remain at these low levels for an extended period, we could experience weaker energy loan demand and increased losses within our energy portfolio. Furthermore, a prolonged period of low oil prices could have a negative impact on the economies of energy-dominant states such as Oklahoma and Texas.  As a result, a prolonged period of low oil prices could have an adverse effect on our business, financial condition and results of operation.

FINANCIAL CONDITION

Investment Securities

The following table shows the composition of the investment portfolio at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2015	2014	$ Change	% Change
Federal agency securities	$83,234	$99,546	$(16,312)	(16.39)%
Obligations of state and political subdivisions	46,155	45,501	654	1.44
Residential mortgage-backed securities	224,670	178,227	46,443	26.06
Asset-backed securities	9,429	9,548	(119)	(1.25)
Other securities	25,055	32,771	(7,716)	(23.55)
Total	$388,543	$365,593	$22,950	6.28%

Loans

Total loans, including loans held for sale, were $1.5 billion at September 30, 2015.  The following table shows the composition of the loan portfolio at the dates indicated:

(Dollars in thousands)	September 30, 2015	December 31, 2014	$ Change	% Change
Real estate mortgage
Commercial	$869,250	$752,971	$116,279	15.44%
One-to-four family residential	95,906	77,531	18,375	23.70
Real estate construction
Commercial	126,407	186,659	(60,252)	(32.28)
One-to-four family residential	12,866	10,464	2,402	22.95
Commercial	423,480	350,410	73,070	20.85
Installment and consumer
Guaranteed student loans	-	37	(37)	(100.00)
Other	20,185	21,919	(1,734)	(7.91)
Total loans	$1,548,094	$1,399,991	$148,103	10.58%

The composition of loans held for sale and a  reconciliation to total loans is shown in the following table:

	September 30,	December 31,
(Dollars in thousands)	2015	2014	$ Change	% Change
Loans held for sale:
One-to-four family residential	$7,024	$763	$6,261	820.58%
Government guaranteed commercial real estate	-	705	(705)	(100.00)
Other loans held for sale	-	17	(17)	(100.00)
Total loans held for sale	7,024	1,485	5,539	373.00
Portfolio loans	1,541,070	1,398,506	142,564	10.19
Total loans	$1,548,094	$1,399,991	$148,103	10.58%

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

The composition of the allowance for loan losses, at the dates indicated, is shown in the following table:

	As of September 30, 2015			As of December 31, 2014
(Dollars in thousands)	Loan Balance	Allowance	Allowance %	Loan Balance	Allowance	Allowance %
Nonaccrual	$15,076	$3,159	21.0%	$9,276	$1,984	21.4%
Performing TDR	20,461	1,652	8.1	22,731	1,884	8.3
All other excluding loans held for sale	1,505,533	21,782	1.4	1,366,499	24,584	1.8
Total	$1,541,070	$26,593	1.7%	$1,398,506	$28,452	2.0%

The increase in the allowance for nonaccrual loans was primarily the result of the downgrade of one energy credit.  The decrease in the allowance relating to the other loans resulted from the consideration of improving portfolio loss trends and qualitative factors including management’s assessment of economic risk, asset quality trends, levels of potential problem loans, and loan concentrations in commercial real estate mortgage and construction loans.

The amount of the loan loss provision, or negative provision, for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs (recoveries) for the period.  Net charge-offs (recoveries) for the first nine months of 2015 were $(1.1) million, a decrease of $2.6 million from the $1.5 million charge-offs recorded for the first nine months of 2014.  The provision for loan losses for the first nine months of 2015 was a negative (or credit) of $3.0 million, representing a decrease of $1.2 million from the negative provision of $4.2 million recorded for the first nine months of 2014.  The increase in the negative provision is due to the improvement in the overall quality of the loan portfolio combined with the lower average of historical net charge-offs.

Nonperforming Loans / Nonperforming Assets

At September 30, 2015, the allowance for loan losses was 176.38% of nonperforming loans, compared to 302.26% of nonperforming loans, at December 31, 2014.  Nonaccrual loans, which comprise the majority of nonperforming loans, were $15.1 million as of September 30, 2015,  an increase of $5.8 million, or 63%, from December 31, 2014.  We have taken cumulative net charge-offs related to these nonaccrual loans of $5.7 million as of September 30, 2015.  Nonaccrual loans at September 30, 2015 were comprised of 34 relationships and were primarily concentrated in commercial real estate (12%) and commercial and industrial (78%).  All nonaccrual loans are considered impaired and are carried at their estimated collectible amounts. These loans are believed to have sufficient collateral and are in the process of being collected.

(Dollars in thousands)	September 30, 2015	December 31, 2014
Nonaccrual loans:
Commercial real estate	$1,795	$2,195
One-to-four family residential	1,016	1,100
Real estate construction	391	73
Commercial	11,727	5,907
Other consumer	147	1
Total nonaccrual loans	15,076	9,276

Past due 90 days or more:
Commercial	-	137
Other consumer	1	-
Total past due 90 days or more	1	137
Total nonperforming loans	15,077	9,413
Other real estate	2,274	3,097
Total nonperforming assets	$17,351	$12,510

Nonperforming assets to portfolio loans receivable and
other real estate	1.12%	0.89%
Nonperforming loans to portfolio loans receivable	0.98	0.67
Allowance for loan losses to nonperforming loans	176.38	302.26
Government-guaranteed portion of nonperforming loans	$-	$895

At  September 30, 2015,  six credit relationships represented 80% of nonperforming loans.  These had an aggregate principal balance of $12.0 million and related impairment reserves of $3.0 million.  These include $11.3 million in commercial loans, of which $5.6 million are energy related, and $0.7 million are commercial real estate. Cumulative net charge-offs for these six relationships were $5.3 million as of September 30, 2015.

Performing loans considered potential problem loans (loans which are not included in the past due or nonaccrual categories but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms) amounted to approximately $29.8 million at September 30, 2015, compared to $34.0 million at December 31, 2014.  Substantially all of these loans were performing in accordance with their present terms at September 30, 2015.  Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms.

At September 30, 2015, other real estate was $2.3 million, down from $3.1 million at December 31, 2014 due to property sales.   During the first nine months of 2015, there were three sales of other real estate property, which had a principal value of $1.0 million,  and resulted in a net gain of $0.1 million.  In order to adjust the properties to their fair value, there were total other real estate write-downs of $0.1 million during the first nine months of 2015 compared to $0.6 million for the year ended December 31, 2014.

At September 30, 2015, the reserve for unfunded loan commitments was $2.3 million, a $0.1 million, or 4%, decrease from the amount at December 31, 2014.  Management believes the amount of the reserve is appropriate and is included in other liabilities on the consolidated statements of financial condition.  The decrease is related primarily to continued improvement in asset quality and a corresponding decline in historical loss ratios used to calculate the reserve.

Deposits and Other Borrowings

Our deposits were $1.6 billion at September 30, 2015 and $1.5 billion at December 31, 2014.  The following table shows the composition of deposits at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2015	2014	$ Change	% Change
Noninterest-bearing demand	$526,159	$496,128	$30,031	6.05%
Interest-bearing demand	114,877	122,342	(7,465)	(6.10)
Money market accounts	502,028	461,679	40,349	8.74
Savings accounts	36,163	32,795	3,368	10.27
Time deposits of $100,000 or more	238,318	198,952	39,366	19.79
Other time deposits	208,705	222,103	(13,398)	(6.03)
Total deposits	$1,626,250	$1,533,999	$92,251	6.01%

We participate in the Certificate of Deposit Account Registry Service (“CDARS”) and CDARS deposits totaled $10.1 million at September 30, 2015 and $3.4 million at December 31, 2014.

Other borrowings, which includes short-term federal funds purchased, FHLB borrowings, and repurchase agreements, increased $17.4 million, or 22%, to $96.8 million during the first nine months of 2015.  The increase primarily reflects the change in temporary FHLB advances for the period.

Wholesale funding, including FHLB borrowings, federal funds purchased, and brokered deposits, accounted for 11% of total funding at September  30, 2015.  See further discussion under the “Liquidity” section below.

Shareholders’ Equity

Shareholders’ equity increased  $6.6 million, primarily due to net income of $12.8 million combined with an increase of $0.8 million in other comprehensive income, and partially offset by $4.0 million in stock repurchases and $3.4 million in common stock dividends, for the first nine months of 2015.  At September  30, 2015, the accumulated other comprehensive loss on available for sale investment securities and derivative instruments (net of tax) was $0.4 million, an improvement from a loss of  $0.4 million at December 31, 2014.

At September 30, 2015, we and Bank SNB continued to exceed all applicable regulatory capital requirements.  See “Capital Requirements” on page 42.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2015 and 2014

Net income for the third quarter of 2015 of $4.1 million represented a decrease of $1.2 million from the $5.3 million net income recorded for the third quarter of 2014.  Diluted earnings per share were $0.22 for the third quarter of 2015, compared to $0.27 for the third quarter of 2014.  The decrease in quarterly net income was primarily the result of a small loan provision for loan losses versus a negative provision for loan losses in the previous quarter of $2.9 million and a $0.7 million increase in noninterest expense, offset in part by a $0.7 million increase in net interest income, a $0.9 million increase in noninterest income, and a $0.9 million decrease in taxes.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period.  (See “Note 3:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 41.)

Net Interest Income

	For the three months
	ended September 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Interest income:
Loans	$16,510	$15,683	$827	5.27%
Investment securities:
U.S. government and agency obligations	382	383	(1)	(0.26)
Mortgage-backed securities	769	824	(55)	(6.67)
State and political subdivisions	292	291	1	0.34
Other securities	201	247	(46)	(18.62)
Other interest-earning assets	66	63	3	4.76
Total interest income	18,220	17,491	729	4.17

Interest expense:
Interest-bearing demand deposits	38	33	5	15.15
Money market accounts	212	157	55	35.03
Savings accounts	9	8	1	12.50
Time deposits of $100,000 or more	193	338	(145)	(42.90)
Other time deposits	453	328	125	38.11
Other borrowings	255	227	28	12.33
Subordinated debentures	564	563	1	0.18
Total interest expense	1,724	1,654	70	4.23

Net interest income	$16,496	$15,837	$659	4.16%

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

	For the three months ended September 30,
	2015			2014
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans (1) (2)	$1,473,297	$16,510	4.45%	$1,356,729	$15,683	4.59%
Investment securities (2)	387,194	1,644	1.68	378,924	1,745	1.83
Other interest-earning assets	100,011	66	0.26	88,653	63	0.28
Total interest-earning assets	1,960,502	18,220	3.69	1,824,306	17,491	3.80
Other assets	65,459			43,339
Total assets	$2,025,961			$1,867,645

Liabilities and shareholders' equity
Interest-bearing demand deposits	$123,829	$38	0.12%	$109,245	$33	0.12%
Money market accounts	497,935	212	0.17	437,632	157	0.14
Savings accounts	35,982	9	0.10	32,076	8	0.10
Time deposits	446,464	646	0.57	440,317	666	0.60
Total interest-bearing deposits	1,104,210	905	0.33	1,019,270	864	0.34
Other borrowings	76,799	255	1.32	85,423	227	1.05
Subordinated debentures	46,393	564	4.86	46,393	563	4.85
Total interest-bearing liabilities	1,227,402	1,724	0.56	1,151,086	1,654	0.57
Noninterest-bearing demand deposits	511,442			432,255
Other liabilities	11,708			11,442
Shareholders' equity	275,409			272,862
Total liabilities and shareholders' equity	$2,025,961			$1,867,645

Net interest income and interest rate spread		$16,496	3.13%		$15,837	3.23%
Net interest margin (3)			3.34%			3.44%
Ratio of average interest-earning assets
to average interest-bearing liabilities	159.73%			158.49%

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3) Net interest margin = annualized net interest income / average interest-earning assets

Compared to the third quarter of 2014, the third quarter 2015 yields on our interest-earning assets decreased 11  basis points, while the rates paid on our interest-bearing liabilities decreased 1 basis point, resulting in  a decrease in the interest rate spread from 3.23%  to 3.13%. This reduction was the result of reduced accelerated discount accretion, offset by loan growth when comparing balances to the three months ended September 30, 2014. With the rate environment remaining low, loans and other earning assets are repricing at lower rates. During the quarterly periods ended September 30, 2015 and September 30, 2014, annualized net interest margin was 3.34% and 3.44%, respectively, and for the same periods, the ratio of average interest-earning assets to average interest-bearing liabilities was 159.73%  and 158.49%, respectively.

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

With the rate environment remaining low in the short to mid-term, earning assets and interest bearing liabilities are repricing at lower rates.  The increase in net interest income is primarily the result of higher interest income from loans, and lower interest expense on time deposits.

	For the three months ended September 30,
	2015 vs. 2014
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate
Interest earned on:
Loans receivable (1)	$827	$1,317	$(490)
Investment securities (1)	(101)	37	(138)
Other interest-earning assets	3	8	(5)
Total interest income	729	1,362	(633)

Interest paid on:
Interest-bearing demand	5	4	1
Money market accounts	55	23	32
Savings accounts	1	1	-
Time deposits	(20)	10	(30)
Other borrowings	28	(25)	53
Subordinated debentures	1	-	1
Total interest expense	70	13	57

Net interest income	$659	$1,349	$(690)

(1) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

Noninterest Income

	For the three months
	ended September 30,
(Dollars in thousands)	2015		2014	$ Change	% Change
Noninterest income:
Other service charges and fees	$	$ 2,441	$2,492	$(51)	(2.05)%
Other noninterest income		1,004	210	794	378.10
Gain on sale/call of investment securities		19	-	19	100.00
Gain on sales of mortgage loans, net:
One-to-four family residential		565	382	183	47.91
Total noninterest income		$4,029	$3,084	$945	30.64%

Other service charges and fees for the three months ended September 30, 2015 decreased compared to the three months ended September 30, 2014 primarily due to a decrease in direct checking and overdraft charges.

Other noninterest income for the three months ended September 30, 2015 increased compared to the three months ended September 30, 2014 primarily as a result of customer risk management interest rate swap income and income on bank owned life insurance.

The gain on sale/call of investment securities for the three months ended September 30, 2015 increased compared to the three months ended September 30, 2014 due to residual payments from the sale of a stock investment that was acquired in a prior year repossession in 2014.

Gain on sales of mortgage loans for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 is primarily a reflection of the activity in residential mortgage lending. The increase relates to an increase in mortgage lending activity during the year.

Noninterest Expense

	For the three months
	ended September 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$8,374	$7,804	$570	7.30%
Occupancy	2,288	2,269	19	0.84
Data processing	475	343	132	38.48
FDIC and other insurance	341	299	42	14.05
Other real estate (net)	20	(220)	240	109.09
Unfunded loan commitment reserve	18	(327)	345	105.50
Other general and administrative	2,561	3,190	(629)	(19.72)
Total noninterest expense	$14,077	$13,358	$719	5.38%

The number of full-time equivalent employees increased from 351 as of September 30, 2014 to 358 as of September 30, 2015.  The increase in personnel expense from the prior year is primarily the result of the increase in salary and employee benefit expenses related to an increase in the number of employees and increased restricted stock expense and loan personnel expense related to amortized unearned expenses.

The increase in data processing for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 is the result of an increase in overall data processing expenses related to new branches and software expenses.

The increase in other real estate net expenses for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 is primarily the result of net gains on sales of other real estate properties recognized in the prior year.

The unfunded loan commitment reserve expense for the three months ended September 30, 2015 increased compared to the three months ended September 30, 2014 primarily as a result of an increase in the level of unfunded commitments related to loans originated during the third quarter of 2015.

The decrease in other general and administrative for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 is primarily the result of lower legal, accounting, and marketing expenses. Included in general and administrative expense for the three months ended September 30, 2015 are legal and consulting fees related to our pending acquisition of Bancshares of approximately $0.3  million.

RESULTS OF OPERATIONS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 and 2014

Net income for the nine months ended September 30, 2015 of $12.8 million represented a decrease of $2.3 million from the $15.1 million net income recorded for the nine months ended September 30, 2014.  Diluted earnings per share were $0.67 for the nine months ended September 30, 2015, compared to $0.77 for the nine months ended September 30, 2014.  The decrease in net income was primarily the result of a  $0.5 million decrease in net interest income, a $1.2 million decrease in the negative provision for loan losses, and a $4.1 million decrease in noninterest income, which is primarily the pre-tax net gain of $4.4 million on the sales of community bank branches in the second quarter of 2014, offset in part by a $1.7 million decrease in noninterest expense, primarily due to decreased general and administrative expense and other real estate expenses, and a $1.8 million decrease in income tax.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period.  (See “Note 3:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 41.)

	For the nine months
	ended September 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Interest income:
Loans	$47,919	$47,801	$118	0.25%
Investment securities:
U.S. government and agency obligations	1,099	1,147	(48)	(4.18)
Mortgage-backed securities	2,147	2,650	(503)	(18.98)
State and political subdivisions	868	881	(13)	(1.48)
Other securities	632	761	(129)	(16.95)
Other interest-earning assets	234	336	(102)	(30.36)
Total interest income	52,899	53,576	(677)	(1.26)

Interest expense:
Interest-bearing demand deposits	101	113	(12)	(10.62)
Money market accounts	577	439	138	31.44
Savings accounts	26	30	(4)	(13.33)
Time deposits of $100,000 or more	601	1,125	(524)	(46.58)
Other time deposits	1,297	1,113	184	16.53
Other borrowings	723	675	48	7.11
Subordinated debentures	1,677	1,669	8	0.48
Total interest expense	5,002	5,164	(162)	(3.14)

Net interest income	$47,897	$48,412	$(515)	(1.06)%

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

	For the nine months ended September 30,
(Dollars in thousands)	2015			2014
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans (1) (2)	$1,444,026	$47,919	4.44%	$1,322,351	$47,801	4.83%
Investment securities (2)	374,987	4,746	1.69	383,950	5,439	1.89
Other interest-earning assets	120,749	234	0.26	183,416	336	0.24
Total interest-earning assets	1,939,762	52,899	3.65	1,889,717	53,576	3.79
Other assets	57,787			47,780
Total assets	$1,997,549			$1,937,497

Liabilities and shareholders' equity
Interest-bearing demand deposits	$133,447	$101	0.10%	$124,652	$113	0.12%
Money market accounts	485,571	577	0.16	431,802	439	0.14
Savings accounts	34,688	26	0.10	39,941	30	0.10
Time deposits	443,060	1,898	0.57	488,066	2,238	0.61
Total interest-bearing deposits	1,096,766	2,602	0.32	1,084,461	2,820	0.35
Other borrowings	69,908	723	1.38	83,987	675	1.07
Subordinated debentures	46,393	1,677	4.82	46,393	1,669	4.80
Total interest-bearing liabilities	1,213,067	5,002	0.55	1,214,841	5,164	0.57
Noninterest-bearing demand deposits	500,263			443,520
Other liabilities	10,879			10,898
Shareholders' equity	273,340			268,238
Total liabilities and shareholders' equity	$1,997,549			$1,937,497

Net interest income and interest rate spread		$47,897	3.10%		$48,412	3.22%
Net interest margin (3)			3.30%			3.43%
Ratio of average interest-earning assets
to average interest-bearing liabilities	159.91%			155.55%

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3) Net interest margin = annualized net interest income / average interest-earning assets

Compared to the nine months ended September 30, 2014, the nine months ended September 30, 2015 yields on our interest-earning assets decreased 14 basis points, while the rates paid on our interest-bearing liabilities decreased 2 basis points, resulting in a decrease in the interest rate spread from 3.22% to 3.10%. This reduction was the result of reduced accelerated discount accretion, resulting primarily from the branch sale that occurred in the second quarter of 2014, offset by loan growth when comparing balances to the nine months ended September 30, 2014. With the rate environment remaining low, loans and other earning assets are repricing at lower rates. During the same periods, annualized net interest margin was 3.30% and 3.43%, respectively, and for the same periods, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 159.91% from  155.55%, respectively. Included in interest income for the first nine months of 2014 was $0.8 million due to accelerated discount accretion attributable to the sale of loans covered by a loss sharing agreement and $0.6 million due to the interest recognition resulting from loans returning to accrual status.  The net effect of these adjustments on the net interest margin was a 9 basis point increase for the first nine months of 2014.

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

With the rate environment remaining low in the short to mid-term, earning assets and interest bearing liabilities are repricing at lower rates.  The decrease in net interest income is primarily the result of lower interest income from securities and other interest-earning assets, partially offset by lower interest expense on deposits.

	For the nine months ended September 30,
	2015 vs. 2014
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate
Interest earned on:
Loans receivable (1)	$118	$4,208	$(4,090)
Investment securities (1)	(693)	(125)	(568)
Other interest-earning assets	(102)	(120)	18
Total interest income	(677)	3,963	(4,640)

Interest paid on:
Interest-bearing demand	(12)	8	(20)
Money market accounts	138	59	79
Savings accounts	(4)	(4)	-
Time deposits	(340)	(212)	(128)
Other borrowings	48	(125)	173
Subordinated debentures	8	-	8
Total interest expense	(162)	(274)	112

Net interest income	$(515)	$4,237	$(4,752)

(1) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis, because it is not considered material.

Noninterest Income

	For the nine months
	ended September 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Noninterest income:
Other service charges and fees	$7,319	$7,696	$(377)	(4.90)%
Other noninterest income	1,263	448	815	181.92
Gain on sale of branches, net	-	4,378	(4,378)	(100.00)
Gain on sale/call of investment securities	162	764	(602)	(78.80)
Gain on sales of mortgage loans, net:
One-to-four family residential	1,534	1,069	465	43.50
Total noninterest income	$10,278	$14,355	$(4,077)	(28.40)%

Other service charges and fees for the nine months ended September 30, 2015 decreased compared to the nine months ended September 30, 2014 primarily due to a decrease in direct checking and overdraft charges related to the Kansas branch sales.

Other noninterest income for the nine months ended September 30, 2015 increased compared to the nine months ended September 30, 2014 primarily from customer risk management interest rate swap income and income on bank owned life insurance.

Gain on sale of branches, net consisted of $4.4 million recognized as the pre-tax gain on disposal of the community bank branches in the second quarter of 2014.

The gain on sale/call of investment securities for the nine months ended September 30, 2015 decreased $0.6 million compared to the nine months ended September 30, 2014 due to the sale of a stock investment that was acquired in a prior year repossession in 2014.

The increase in gains on sales of mortgage loans is for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is primarily related to an increase in mortgage lending activity during the year.

Noninterest Expense

	For the nine months
	ended September 30,

(Dollars in thousands)	2015	2014	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$24,577	$24,402	$175	0.72%
Occupancy	6,773	6,805	(32)	(0.47)
Data processing	1,331	1,359	(28)	(2.06)
FDIC and other insurance	969	1,010	(41)	(4.06)
Other real estate (net)	153	359	(206)	(57.38)
Unfunded loan commitment reserve	(92)	(230)	138	60.00
Other general and administrative	7,430	9,092	(1,662)	(18.28)
Total noninterest expense	$41,141	$42,797	$(1,656)	(3.87)%

The number of full-time equivalent employees increased from 351 as of September 30, 2014 to 358 as of September 30, 2015.  The increase in personnel expense from the prior year is primarily the result of the increase in salary and employee benefit expenses related to an increase in the number of employees and increased restricted stock expense and loan personnel expense related to amortized unearned expenses.

The decrease in data processing for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is the result of a decrease in overall data processing expenses related to the Kansas branch sales and lower volumes.

Our financial institution subsidiary pays deposit insurance premiums to the FDIC based on assessment rates.  The decrease for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is primarily the result of a decrease in the assessment rates, which is due to improvements in asset quality and other factors.

The decrease in other real estate net expenses for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is primarily the result of a decrease in overall other real estate and related property taxes and other write downs.

The unfunded loan commitment reserve expense increased for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily as a result of the application of our methodology to calculate the reserve.

The decrease in other general and administrative for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is primarily the result of lower legal, marketing, travel, and  consulting. Included in general and administrative expense for September 30, 2015 are legal and consulting fees related to our pending acquisition of Bancshares of approximately $0.5 million.

Provisions for Loan Losses

The provision for loan losses is the amount of expense (or credit) that is required to maintain the allowance for losses at an appropriate level based upon the inherent risks in the loan portfolio after the effects of net charge-offs (or recoveries) for the period.  The decrease in the negative provision is due to the loan growth partially offset by improved credit quality combined with the lower average of historical net charge-offs.  (See “Note 3:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Loans”)

Taxes on Income

Our income tax expense was $7.2 million for the first nine months of 2015 compared to $9.1 million for the first nine months of 2014, a decrease of $1.9 million, or 21%.  The decrease in the income tax expense is the result of decreased pretax income and fluctuations in permanent book/tax differences.  The effective tax rate for the first nine months of 2015 was 36.02%,  compared to 37.5% as of September 30, 2014. The decline in the effective tax rate includes the impact of an increase in tax exempt income, as a percentage of pre-tax income.

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

Bank SNB has approved federal funds purchase lines totaling $65.0 million with three banks.  There was no outstanding balance on these lines at September 30, 2015. Bank SNB is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program.  Collateral under this program consists of pledged selected commercial and industrial loans.  Currently the collateral allows Bank SNB to borrow up to $94.2 million.  As of September 30, 2015, no borrowings were made through the BIC program.  In addition, Bank SNB has available a $350.0 million line of credit from the FHLB.  Borrowings under the FHLB lines are secured by investment securities and loans.  At September 30, 2015, Bank SNB’s FHLB line of credit had an outstanding balance of $46.0 million.  (See also “Deposits and Other Borrowings” on page 33 for funds available and “Note 9: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements for a discussion of our funds management unit.)

Bank SNB sells securities under agreements to repurchase with Bank SNB retaining custody of the collateral.  Collateral consists of U.S. government agency obligations, which are designated as pledged with Bank SNB’s safekeeping agent.  These transactions are for one to four day periods.  Outstanding balances under this program were $50.8 million and $54.4 million as of September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015, $171.8 million of the total carrying value of investment securities of $373.2 million were pledged as collateral to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.  Any amount over pledged can be released at any time.

During the first nine months of 2015, no category of short-term borrowings had an average balance that exceeded 30% of ending shareholders’ equity.

During the first nine months of 2015, cash and cash equivalents decreased by $72.3 million, or 51%, to $68.6 million compared to December 31, 2014.  This decrease was the net result of cash provided by financing activities of $102.7 million (primarily from net increases in deposits offset in part by a decrease in other borrowings, purchases of treasury stock, and common stock dividends paid) and cash provided by operating activities of $10.2 million, offset in part by cash used in investing activities of $185.2 million (primarily from net purchases of available for sale securities, the increase in net loans originated, and the purchase of bank owned life insurance).

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

When fully phased in on January 1, 2019, the Basel III Capital Rules will require us to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a “capital conservation buffer” equal to 2.5% of total risk-weighted assets (the “Capital Buffer”), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the Capital Buffer, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the Capital Buffer and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average quarterly assets.  The Capital Buffer will be tested on a quarterly basis.  Our ability to pay dividends, discretionary bonuses, or repurchase stock will be restricted unless we maintain the Capital Buffer.  As of September  30, 2015, we are well-capitalized even if we apply the capital buffer, which does not go into effect until future years.

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

Capital Ratios  – Financial holding companies are required to maintain capital ratios set by the FRB in its Risk-Based Capital Guidelines.  At September 30, 2015, we exceeded all applicable capital requirements, having a total risk-based capital ratio of 18.21%, a Tier I risk-based capital ratio of 16.95%, a Tier 1 leverage ratio of 15.84%, and a CET1 ratio of 14.57%.   As of September 30, 2015, Bank SNB met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest or Bank SNB by bank regulators.

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

Estimated Changes in Net Interest Income

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp

September 30, 2015	19.22%	12.00%	4.64%
December 31, 2014	11.96%	7.10%	2.31%

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

Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

September 30, 2015	11.21%	7.19%	3.05%
December 31, 2014	2.56%	1.09%	(0.52)%

As of September 30, 2015 the economic value of equity measure improved  in  each of the three rising interest rate scenarios when compared to the December 31, 2014 percentages.  The measured changes in economic value of equity for all scenarios are in compliance with the established policy limits.

*   *   *   *   *   *   *

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015.  Our Chief Executive Officer and Chief Financial Officer participated in the evaluation.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

No changes occurred during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A:  Risk Factors

There were no material changes in risk factors during the first nine months of 2015 from those disclosed in our Form 10-K for the year ended December 31, 2014.

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

SOUTHWEST BANCORP, INC.

(Registrant)

By: /s/ Mark W. Funke	November 5, 2015
Mark W. Funke President and Chief Executive Officer (Principal Executive Officer)	Date

By: /s/ Joe T. Shockley, Jr.	November 5, 2015
Joe T. Shockley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date