Form 10-K
period 2015-12-31
SOUTHWEST BANCORP INC
filed 2016-03-07
CIK 914374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] YES   [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] YES   [  ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [    ]

Indicate by a check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated filer [  ]        Accelerated filer [X]    Non-accelerated filer [  ]Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] YES   [X] NO

The registrant's Common Stock is traded on the NASDAQ Global Select Market under the symbol OKSB.  The aggregate market value of approximately 18,138,443 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2015, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $337.6 million based on the closing sales price of $18.61 per share of the registrant's Common Stock on that date.  Solely for purposes of this calculation, it is assumed that directors, officers, and 5% stockholders of the registrant (other than institutional investors) are affiliates.

As of the close of business on March 7,  2016, 19,453,346 shares of  the registrant's Common Stock were outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Shareholders, to be held on April 20, 2016, are incorporated by reference into Part III of this Form 10-K to the extent described therein.

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

These forward-looking statements include:

•	Statements of our goals, intentions, and expectations;
•	Estimates of risks and of future costs and benefits;
•	Expectations regarding our future financial performance and the financial performance of our operating segments;
•	Expectations regarding regulatory actions;
•	Expectations regarding our ability to utilize tax loss benefits;
•	Expectations regarding our stock repurchase program;
•	Expectations regarding dividends;
•	Expectations regarding acquisitions and divestitures;
•	Expectations regarding the integration of acquired banks;
•	Assessments of loan quality, probable loan losses or negative provisions, and the amount and timing of loan payoffs;
•	Estimates of the value of assets held for sale or available for sale; and
•	Statements of our ability to achieve financial and other goals.

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

We are required under generally accepted accounting principles to evaluate subsequent events and their impact, if any, on our financial statements as of December 31, 2015 through the date our financial statements are filed with the SEC.  The December 31, 2015 financial statements included in this release will be adjusted if necessary to properly reflect the impact of subsequent events on estimates used to prepare those statements.

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

Products and Services

We focus on providing customers with exceptional service and meeting all of their banking needs by offering a wide variety of commercial and retail financial services including commercial and consumer lending, deposit and investment services, specialized cash management, and other financial services and products.    Our areas of expertise focus on the special financial needs of healthcare and health professionals, commercial real estate borrowers, businesses and their managers and owners, commercial lending, and energy banking. The healthcare and real estate industries make up the majority of our loan portfolio.

Our commercial lending services include (i) commercial real estate loans, (ii) working capital loans, (iii) construction loans, (iv) loans to small businesses, (v) loans for equipment and general business expansion, (vi) loans to energy companies based on proved producing reserves and (vii) loans to a broad variety of healthcare providers, business, and related concerns.  Consumer lending services include (i) residential real estate loans and mortgage banking services, (ii) personal lines of credit, (iii) loans for the purchase of automobiles, and (iv) other installment loans.  We also offer deposit and personal banking services, including (i) commercial deposit services, commercial checking, money market, and other deposit accounts, and (ii) retail deposit services such as certificates of deposit, money market accounts, checking accounts, negotiable order of withdrawal accounts, savings accounts, and automated teller machine access.  Bank SNB offers personal brokerage services through a relationship with an independent institution.

We have developed internet banking services, called Bank SNB DirectBanker®, for consumer and commercial customers, a highly automated lockbox, document imaging, and information service for commercial customers called “Bank SNB Digital Lockbox,” and deposit products that automatically sweep excess funds from commercial demand deposit accounts and invest them in interest bearing funds.

Strategic Focus

Our bank has and will continue to position itself for future growth.  We seek to produce consistent and sustainable revenue growth by enhancing, clarifying, and expanding our geographic markets and increasing and diversifying our revenue base. This consists of, but is not limited to: building out existing markets with robust and profitable growth potential; expanding our professional team; identifying, targeting, and acquiring earning assets under appropriate risk guidelines; and continuing to source, evaluate, and execute acquisitions of other financial institutions.  For additional information regarding our acquisitions, please see “Note 2 Acquisitions” in the Notes to the Consolidated Financial Statements.

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

Organization

Our business operations are conducted through four operating segments that include Oklahoma Banking, Texas Banking, Kansas Banking, and an Other Operations segment that includes funds management (investment portfolio and funding) and corporate investments.  Our organizational structure is designed to facilitate high-level customer service, prompt response, efficiency, and appropriate, uniform credit standards and other controls.

Banking Segments – Our banking segments include Oklahoma Banking, which includes the Stillwater division, the Central Oklahoma division based in Oklahoma City, the Tulsa division, and the Colorado division based in Denver; Texas Banking, which includes the Dallas division, the Fort Worth division, the Austin division, and the San Antonio division;

and Kansas Banking, which includes the Wichita division and the Hutchinson division.  Emphasizing both commercial and consumer lending, the Stillwater division,  Hutchinson division, and Denver division serve their respective markets as full-service community banks.  The other seven  divisions pursue a more focused marketing strategy, targeting managers, professionals, and businesses for lending, and offering more specialized services.  All of the regional divisions focus on commercial and consumer financial services to local businesses and their senior employees and to other managers and professionals living and working in our market areas.  We originate and produce mortgages in our Stillwater, Oklahoma City, Tulsa,  Austin, Wichita, and Denver divisions. Mortgage operations are managed through our home office located in Stillwater, Oklahoma.  We originate conventional, jumbo, Federal Housing Administration ("FHA"), Veterans' Administration ("VA"), and other types of first mortgage loans for sale to the Federal National Mortgage Association (“FNMA”) or private investors.  Servicing on these loans may be released or retained in connection with the sale.

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

For additional information regarding our operating segments, please see “Note 20  Operating Segments” in the Notes to the Consolidated Financial Statements.

Banking Centers and Geographic Markets

As of December 31, 2015, Bank SNB, had thirty-two full-service banking centers. The majority of our full-service banking centers are located along the heavily populated areas on the I-35 corridor through Texas, Oklahoma, and Kansas: five located in Stillwater, Oklahoma, nine located in the Oklahoma City, Oklahoma metropolitan area, three located in Denver, Colorado, two each located in the Tulsa, Oklahoma, Dallas, Texas, and San Antonio, Texas metropolitan areas, two each located in Hutchinson, Kansas and in Wichita, Kansas and, one each in Chickasha, Oklahoma, Austin, Texas, Tilden, Texas,  Fort Worth, Texas, and Colorado Springs, Colorado.

On November 19, 2014, we announced the filing of an application for a full-service branch in Fort Worth, Texas, which was approved and the branch formally opened on January 9, 2015.

On January 29, 2015, our San Antonio Pyramid location received branch approval and formally opened on May 18, 2015.

In October of 2015, we acquired First Commercial Bancshares (“Bancshares”), which added five branches in the Oklahoma City metro area, three in Denver, and one in Colorado Springs.

We focus our efforts on markets with characteristics that will allow us to capitalize on our strengths and to continue establishing new offices in those markets.  We extend loans  beyond Oklahoma, Texas, Kansas, and Colorado to our borrowers who conduct business in other states.    We consider acquisitions of other financial institutions and other companies as opportunities become available.

Employees

Another major component of our strategy is to be an employer of choice in our markets. We aim to employ talented and devoted people who embrace our vision and feel invested in our success.  As of December 31, 2015, we employed 412  persons on a full-time equivalent basis, including executive officers, loan and other banking officers, branch personnel, and others.  None of our employees or any of our consolidated subsidiary employees are represented by a union or covered under a collective bargaining agreement.  Our management considers our employee relations to be excellent.

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

We also compete in our lending activities with other financial institutions such as securities firms, insurance companies, credit unions, small loan companies, finance companies, mortgage companies, real estate investment trusts, and other sources of funds.  The level of competition for loans is high.  Many of our nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks.  As a result, such nonbank competitors have advantages over us in providing certain services. A number of the financial institutions with which we compete in lending, deposit, investment, cash management, and other activities are larger than us or have significantly larger market share in the markets we serve.  Our Texas, Kansas, and Colorado divisions compete for loans, deposits, and other services against local and nationally based financial institutions, many of which have much larger market shares and widespread office networks.  In recent years, competition has increased in our Oklahoma market areas as new entrants and existing competitors have sought to more aggressively expand their loan and deposit market shares.

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

General  – As a financial holding company, we are regulated under the Holding Company Act and are subject to supervision and regular examination by the Federal Reserve.  Under the Holding Company Act, we are required to furnish to the Federal Reserve annual and quarterly reports of our operations and additional information and reports.

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

The Holding Company Act also limits the investments and activities of bank holding companies.  In general, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing, or controlling banks, providing services for its subsidiaries, non-bank activities that are closely related to banking and other financially related activities.  Our activities are subject to these legal and regulatory limitations under the Holding Company Act and Federal Reserve regulations.  Non-bank and financially related activities of bank holding companies also may be subject to regulation and oversight by regulators other than the Federal Reserve.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank Act”) – The Dodd-Frank Act, enacted in July 2010, made significant changes in laws regarding the structure of banking regulation, the powers of the Federal Reserve and other federal and state banking regulators, deposit insurance assessments, the handling of troubled institutions, regulatory capital calculations, reporting and governance obligations of public companies, and many other provisions affecting supervision of banks, bank holding companies, and other financial services organizations.  Among other things, the Dodd-Frank Act:

•

Created the Consumer Financial Protection Bureau (“CFPB”), whose regulations may adversely affect the business operations of financial institutions offering consumer financial products or services, including us. Although the CFPB has jurisdiction over banks with $10 billion or greater in assets, the rules, regulations and policies issued by the CFPB may also apply to Bank SNB through the adoption of similar policies by the Federal Reserve, FDIC and state banking regulators.

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

Significant elements of the Dodd-Frank Act have been implemented, but implementation of other elements of the Act requires additional regulations, many of which have not yet been established, making it difficult to predict the ultimate effect of the Dodd-Frank Act on our business, financial condition, or results of operations.

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

State Member Bank Regulation – As an Oklahoma state-chartered bank that is a member of the Federal Reserve System, Bank SNB is subject to the primary supervision of the Oklahoma State Banking Department and the Federal Reserve.  Prior regulatory approval is required for Bank SNB to establish or relocate a branch office or to engage in any merger, consolidation, or significant purchase or sale of assets.

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

Limits on Loans to One Borrower – As an Oklahoma state-chartered bank, Bank SNB is subject to limits on the amount of loans it can make to one borrower.  With certain limited exceptions, loans and extensions of credit from Oklahoma state-chartered banks outstanding to any borrower (including certain related entities of the borrower) at any one time may not exceed 30% of the capital of the bank.  An Oklahoma state-chartered bank may lend an additional amount if the loan is fully secured by certain types of collateral, like bonds or notes of the United States.  Certain types of loans are exempted from the lending limits, including loans secured by segregated in-bank deposits.  We have established an internal limit of $20.0 million to any one borrower.

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

Real Estate Lending Guidelines – Under federal and state banking regulations, banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit secured by liens or interests in real estate or that are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards; prudent underwriting standards, including loan-to-value limits, that are clear and measurable; loan administration procedures; and documentation, approval, and reporting requirements.  A bank’s real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Guidelines") adopted by the federal banking regulators.  The Guidelines, among other things, call for internal loan-to-value limits for real estate loans that are not in excess of the limits specified in the Guidelines.  The Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

Federal Deposit Insurance – Bank SNB pays deposit insurance premiums to the FDIC.  For additional information, see “Management’s Discussion and Analysis – FDIC and other insurance” on page 36 of this report.

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

Federal and state banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk.  Bank SNB did not have any trading assets or liabilities during 2015, 2014, or 2013 and was not required to maintain such supplemental capital.

The federal and state banking regulators have established regulations that classify banks by capital levels and provide for various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards.  Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 8% or more, and a leverage ratio of 5% or more.  An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating.  A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels.  A bank that falls within any of these three undercapitalized categories is subject to severe regulatory sanctions.  As of December 31, 2015, Bank SNB was well-capitalized as defined in applicable banking regulations.  For information regarding Bank SNB’s compliance with its regulatory capital requirements, see “Management's Discussion and Analysis – Capital Resources” on page 45 of this report and in the Notes to the Consolidated Financial Statements in this report, “Note 16  Capital Requirements and Regulatory Matters”.

Basel III – United States banking regulators are members of the Basel Committee on Banking Supervision.  This committee issues accords, which include capital guidelines for use by regulators in individual countries, generally referred to as Basel I (1988), Basel II (2004), and Basel III (2011).  U.S. banking agencies have published the final proposed rules to implement Basel III in the United States (the “Basel III Capital Rules”), which were effective for us January 1, 2015 (subject to a phase-in period for certain provisions).  The Basel III Capital Rules introduced a comprehensive new regulatory framework for U.S. banking organizations, which is consistent with international standards.  The implementation of Basel III is intended to help ensure that banks of all sizes maintain strong capital positions to keep them viable during times of financial stress and severe economic downturns.

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

When fully phased in on January 1, 2019, the Basel III Capital Rules will require us to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a “capital conservation buffer” equal to 2.5% of total risk-weighted assets (the “Capital Buffer”), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the Capital Buffer, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the Capital Buffer and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average quarterly assets.  The Capital Buffer will be tested on a quarterly basis.  Our ability to pay dividends, discretionary bonuses, or repurchase stock will be restricted unless we maintain the Capital Buffer. As of December 31, 2015, we were well-capitalized even if we apply the Capital Buffer, which does not go into effect until future years.

The Basel III Capital Rules also prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the four Basel I-derived categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets and resulting in higher risk weights for a variety of asset categories. Specific changes to the rules impacting our determination of risk-weighted assets include a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans, and a 150% risk weight to exposures that are 90 days past due.

Banks with under $250 billion in assets were given a one-time, opt-out election under the Basel III Capital Rules to filter from regulatory capital certain accumulated other comprehensive income (“AOCI”) components.  Without this election, a bank must reflect unrealized gains and losses on “available for sale” securities in regulatory capital.  This AOCI opt-out election had to be made on a bank’s first regulatory report filed after January 1, 2015.

We timely made the AOCI opt-out election. Accordingly, amounts reported as accumulated other comprehensive income/loss related to securities available for sale and effective cash flow hedges do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items.

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

Community Reinvestment – Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community.  However, institutions are rated on their performance in meeting the needs of their communities.  Performance is tested in three areas: (a) lending, to evaluate the institution’s record of making loans in its assessment areas; (b) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (c) service, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.  The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches, and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, bank and bank holding company acquisitions, and savings and loan holding company acquisitions.  The CRA also requires that all institutions make public disclosure of their CRA ratings.  Bank SNB was assigned a “satisfactory” rating as a result of its last CRA examination.

Bank Secrecy Act; Patriot Act – Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions based on the size and nature of the transaction.  Financial institutions are generally required to report cash transactions involving more than $10,000 to the U.S. Treasury.  In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects, or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA, or has no lawful purpose.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA PATRIOT Act” or the “Patriot Act,” enacted in response to the September 11, 2001 terrorist attacks, contains prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to prevent the use of the United States financial system for money laundering and terrorist financing activities.  The Patriot Act requires banks and other depository institutions, brokers, dealers and certain other businesses involved in the transfer of money to establish anti-money laundering programs, including employee training and independent audit requirements meeting minimum standards specified by the act, to follow standards for customer identification and maintenance of customer identification records, and to compare customer lists against lists of suspected terrorists, terrorist organizations, and money launderers.  The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.

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

Available Information

We provide internet access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports through our Investor Relations section at www.oksb.com (This site is also accessible through Bank SNB’s website at www.banksnb.com.)  The SEC maintains a website (www.sec.gov) where these filings also are available through the SEC’s EDGAR system.  There is no charge for access to these filings through either our site or the SEC’s site, although users should understand that there may be costs associated with electronic access, such as usage charges from Internet access providers and telephone companies, that they may bear.  The public also may read and copy materials filed by Southwest with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Our commercial and commercial real estate lending operations are concentrated in the metropolitan areas of Oklahoma City, Stillwater, Edmond, and Tulsa, Oklahoma; Dallas, Austin, San Antonio, and Fort Worth,  Texas; Hutchinson and Wichita Kansas; and Denver and Colorado Springs, Colorado.  Our success depends in part upon economic conditions in these markets.  Adverse changes in economic conditions in these markets could reduce our growth in loans and deposits, impair our ability to collect our loans, increase our problem loans and charge-offs and otherwise negatively affect our performance and financial condition.

Adverse changes in healthcare-related businesses could lead to slower loan growth and higher levels of problem loans and charge-offs.

We have approximately $425.7 million in loans to individuals and businesses involved in the healthcare industry, including business and personal loans to physicians, dentists, and other healthcare professionals, and loans to for-profit hospitals, nursing homes, suppliers and other healthcare-related businesses, representing approximately 24% of total loans outstanding as of December 31, 2015.  Our strategy calls for continued commitment to healthcare lending.  This concentration exposes us to the risk that adverse developments in the healthcare industry could hurt our profitability and financial condition as a result of increased levels of nonperforming loans and charge-offs and reduced loan demand and deposit growth.

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

The economy in a large portion of our market areas is dependent on the oil and gas industry. Many of our customers provide transportation and other services and products that support oil and gas exploration and production activities. Additionally, we are a lender in the energy sector.  As of December 31, 2015, we had  $96.7 million in loan commitments, of which $63.4 million was funded debt, to borrowers in the oil and gas industry, representing approximately 4% of our total loans outstanding as of that date. As of December 31, 2015, the price per barrel of crude oil was approximately $37 compared to approximately $53 as of December 31, 2014, and further declined to as low as approximately $27 as of January 20, 2016.  While approximately one-third of our funded energy credits have hedges in place through 2016, if oil prices remain at these low levels for an extended period, we could experience weaker energy loan demand and increased losses within our energy portfolio.  Furthermore, a prolonged period of low oil prices could have a negative impact on the economies of energy-dominant states such as Oklahoma and Texas.  As a result, a prolonged period of low oil prices could have an adverse effect on our business, financial condition and results of operation. We have the ability to adjust the borrowing base on outstanding commitments based on market price and condition.

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

Commercial and commercial real estate loans comprise a significant portion of our total loan portfolio.  These types of loans typically are larger than residential real estate loans and other consumer loans.  Because our loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming assets.  An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the allowance for loan losses, or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

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

The results of these stress tests involve assumptions about the economy, future loan losses and default rates, which may not accurately reflect the impact on our earnings or financial condition or actual future conditions.  Actual future economic conditions may result in significantly higher credit losses than we assume in our stress tests, with a corresponding more negative impact on our earnings, financial condition, and capital than those predicted by our internal stress test.

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

We rely heavily on third-party services for communications, information systems, and the internet for nearly every spectrum of our business operations. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. We have taken steps designed to improve the security and redundancy of our networks and computer systems and our physical space. Despite these defensive measures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The potential consequences of a material cybersecurity incident include interruption of our business operations, damage to our reputation, loss of customer business, and additional regulatory scrutiny or civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. In some situations, we may not become aware of a cyber incident for some time after it occurs, which could increase our exposure.

In the event of a failure in our computer systems, we would rely on our disaster recovery system to keep our business operational.  Any unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct our business efficiently and without significant additional expenses and may have a material adverse effect on our financial condition and results of operations.

Government regulation significantly affects our business.

The banking industry is heavily regulated.  Banking regulations are primarily intended to protect the federal deposit insurance funds, depositors and the banking system as a whole, not shareholders.  Bank SNB is subject to regulation and supervision by the Oklahoma State Banking Department and the Federal Reserve.    We are subject to regulation and supervision by the Board of Governors of the Federal Reserve System.  The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies, and leasing companies.

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

The Dodd-Frank Act will likely continue to increase our regulatory compliance burden and costs, may place restrictions on certain products and services, and limit our future capital raising alternatives.

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

We recently acquired Bancshares and in the future we may acquire additional banks, branches or other financial institutions, or other businesses.  Although the integration of Bancshares into our operations has been successfully completed, we cannot assure you that we will be able to adequately or profitably manage any such future acquisitions.  The acquisition of banks, bank branches, and other businesses involves risk, including exposure to unknown or contingent liabilities, the uncertainties of asset quality assessment, the difficulty and expense of integrating the operations and personnel of the acquired companies with ours, the potential negative effects on our other operations of the diversion of management’s time and attention, and the possible loss of key employees and customers of the banks, businesses, or branches we acquire.  Our failure to execute our internal growth strategy or our acquisition strategy could adversely affect our business, results of operations, financial condition, and future prospects.

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

The overall market and the price of our common stock fluctuates as a result of a variety of factors, many of which are beyond our control.  These factors include, in addition to those described in the Risk Factors:

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

In January 2014, our board of directors reinstated quarterly common stock dividends with their approval of a quarterly cash dividend of $0.04 per share. This was the first time dividends on our common stock had been declared since 2009. In January 2015, our board of directors increased our quarterly cash dividend from $0.04 per share to $0.06 per share, and in January 2016, our board of directors increased our quarterly cash dividend from $0.06 per share to $0.08 per share.

Our ability to pay dividends to our shareholders depends on our receipt of dividends from Bank SNB.  The amount of dividends Bank SNB may pay to us is limited by state and federal laws and regulations.    We also may decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business. For information regarding our ability to pay dividends, see the Notes to the Consolidated Financial Statements in this report, “Note 16 Capital Requirements and Regulatory Matters”.

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

Our certificate of incorporation and bylaws contain provisions that could discourage takeover attempts that are not approved by our board of directors.  The Oklahoma General Corporation Act includes provisions that make our acquisition more difficult.  These provisions may prevent a future takeover attempt in which our shareholders otherwise might receive a substantial premium for their shares over then-current market prices.  These provisions include supermajority provisions for the approval of certain business combinations and certain provisions relating to meetings of shareholders.  Our certificate of incorporation also authorizes the issuance of additional shares without shareholder approval on terms or in circumstances that could deter a future takeover attempt.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

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

South OKC Branch

8101 S. Walker Avenue

Suite B

OUHSC - OKC Branch

1106 N. Stonewall

OKC – Classen Branch

2523 N. Classen Blvd.

OKC - Capitol Hill Branch

3131 S. Shields Blvd.

OKC – Memorial Branch

3805 W. Memorial Rd.

OKC – Rockwell Branch

7308 N.W. Expressway

	Oklahoma City, Oklahoma 73139 Oklahoma City, Oklahoma 73117 Oklahoma City, Oklahoma 73106 Oklahoma City, Oklahoma 73129 Oklahoma City, Oklahoma 73134 Oklahoma City, Oklahoma 73132	405-427-4000 405-271-3113 405-844-0110 405-844-0110 405-844-0110 405-844-0110

Edmond Spring Creek Branch 1440 S. Bryant Avenue	Edmond, Oklahoma 73034	405-427-4000
Edmond Branch 1601 S. Kelly	Edmond, Oklahoma 73013	405-844-0110
Chickasha Branch 500 W. Grand Avenue	Chickasha, Oklahoma 73018	405-427-3100
Tulsa Utica Branch 1500 S. Utica Avenue P.O. Box 521500	Tulsa, Oklahoma 74152	918-523-3600

Tulsa 61st Branch 2431 E. 61st Suite 170 P.O. Box 521500	Tulsa, Oklahoma 74152	918-523-3600
Tilden Branch 205 Elm Street P.O. Box 299	Tilden, Texas 78072	361-274-3391

Frisco Branch 5300 Town and Country Boulevard Suite 100	Frisco, Texas 75034	972-624-2900

Preston Center Branch 5950 Berkshire Lane Suite 150 and 350	Dallas, Texas 75225	972-624-2900

Austin Branch 3900 N. Capital of Texas HWY Suite 100 Fort Worth Branch 301 Commerce Street Suite 3100	Austin, Texas 78746 Fort Worth, Texas 76102	512-314-6700 972-624-2924
San Antonio Medical Hill Branch 9324 Huebner Road San Antonio Pyramid Branch 601 N.W. Loop 410 Suite 230	San Antonio, Texas 78240 San Antonio, Texas 78216	210-442-6100 210-442-6100

Hutchinson Branch

100 East 30th Avenue

P.O. Box 1707

South Hutchinson Branch

524 N. Main Street

P.O. Box 1707

Wichita – East Branch

8415 E. 21st Street North

Suite 150

Wichita – West Branch

10111 W. 21st Street North

Colorado Springs Branch

115 N. Tejon

Denver – Englewood Branch

3531 S. Logan Street

Suite A

Denver - Highlands Ranch Branch

9131 S. Broadway

Suite 500

Denver - Lone Tree Branch

10457 Park Meadows Drive

Suite 300

Hutchinson, Kansas 67502

South Hutchinson, Kansas 67505

Wichita, Kansas 67206

Wichita, Kansas 67205

Colorado Springs, Colorado 80903

Englewood, Colorado 80113

Highlands Ranch, Colorado 80129

Lone Tree, Colorado 80124

620-728-3000 620-728-3000 316-315-1600 316-315-1600 719-227-7550 303-761-7500 720-344-0953 303-706-1723

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
Computershare Investor Services, LLC
2 North LaSalle St.
Chicago, IL 60602

Recent Stock Prices, Dividends, and Equity Compensation Plan Information

Our board of directors decides whether or not to pay dividends on common stock, and the amount of any such dividends, each quarter.  In making its decisions on dividends, the board of directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors.  Our ability to pay dividends depends upon regulatory approval and cash resources, which include dividend payments from Bank SNB.  For information regarding the ability of Bank SNB to pay dividends to us and the restrictions on bank dividends under federal banking laws, see “Note 16 Capital Requirements & Regulatory Matters” in the Notes to the Consolidated Financial Statements, “Dividend Restrictions” on page 47 of this report, and “Risk Factors” on page 13 of this report.

As shown on the table below, common shareholders received quarterly cash dividends of $0.06 per share in 2015 and $0.04 per share in 2014.  In January 2016, our board of directors approved an increase in the quarterly common stock dividends from $0.06 to $0.08 per share.

As of March  1, 2016, there were approximately 480 holders of record of our common stock.  The following table sets forth the common stock dividends declared for each quarter during 2015 and 2014, and the range of high and low closing trade prices for the common stock for those periods.

	2015			2014
			Dividend			Dividend
	High	Low	Declared	High	Low	Declared
For the Quarter Ending:
March 31	$17.96	$15.08	$0.06	$18.77	$15.84	$0.04
June 30	18.97	16.81	0.06	18.49	15.70	0.04
September 30	19.00	15.53	0.06	17.89	14.97	0.04
December 31	18.98	15.90	0.06	18.37	16.01	0.04

Our second consecutive share repurchase plan of up to 5.0%, or 950,000 shares, of our common stock became effective on August 14, 2015, immediately following the expiration of the 2014 program.  We repurchased 867,310 shares under the 2014 program for a total of $14.3 million. As of December 31, 2015, we had repurchased 254,248 shares under the 2015 program for a total of $4.4 million. On February 23, 2016, our board of directors authorized a third share repurchase program, authorizing the repurchase of up to another 5.0% of our common stock (expected to represent approximately 967,000 shares) effective upon the earlier of (i) the date we complete the repurchase of all of the shares we are authorized to repurchase under the current program, or (ii) August 14, 2016, which is the original expiration date of the current stock repurchase program. The share repurchases are expected to continue to be made primarily on the open market from time to time.  Repurchases under the program are available at the discretion of management based upon market, business, legal, and other factors.

The table below sets forth information regarding the Company's repurchases of its common stock during the three months ended December 31, 2015.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2015 to October 31, 2015	120,221	$17.18	120,221	$829,779
November 1, 2015 to November 30, 2015	1,201	17.32	1,201	828,578
December 1, 2015 to December 31, 2015	132,826	17.52	132,826	695,752
Total	254,248	$17.36	254,248

Stock Performance

The following table compares the cumulative total return on a hypothetical investment of $100 in our common stock at the closing price on December 31, 2010 through December 31, 2015, with the hypothetical cumulative total return on the NASDAQ Stock Market Index (U.S. Companies) and the NASDAQ Bank Index for the comparable period.

	Period ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Southwest Bancorp, Inc.	100.00	48.06	90.32	128.39	141.32	144.33
NASDAQ Bank Index	100.00	89.50	106.23	150.55	157.95	171.92
NASDAQ Total U.S.	100.00	99.21	116.82	163.75	188.03	201.40

Equity Compensation Plan Information

The following table presents disclosure regarding equity compensation plans in existence at December 31, 2015, consisting of our 2008 Stock Based Award Plan, which was approved by our shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Plan approved by shareholders	0	N/A	266,174
Total	0	N/A	266,174

ITEM 6.  Selected Financial Data

The following table presents our selected consolidated financial data for each of the five years in the period ended December 31, 2015.  The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements, including the accompanying Notes to the Consolidated Financial Statements, presented elsewhere in this report.

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Operations Data
Interest income	$74,483	$71,792	$73,914	$93,171	$120,745
Interest expense	7,066	6,788	11,264	16,608	24,413
Net interest income	67,417	65,004	62,650	76,563	96,332
Provision (credit) for loan losses (1)	(3,566)	(6,624)	(7,209)	3,107	132,101
Gain on sales of mortgage loans and securities, net	2,341	3,433	2,649	3,970	1,658
Gain on sale of bank branches, net	-	4,378	-	-	-
Noninterest income	12,116	11,120	10,994	11,966	12,360
Noninterest expense (1)	58,240	56,912	55,311	63,322	90,201
Income (loss) before taxes	27,200	33,647	28,191	26,070	(111,952)
Taxes on income	9,793	12,617	10,756	9,883	(43,657)
Net income (loss)	$17,407	$21,030	$17,435	$16,187	$(68,295)

Net income (loss) available
to common shareholders	$17,407	$21,030	$17,435	$12,446	$(72,548)

Dividends
Preferred stock - declared (2)	$-	$-	$-	$4,405	$1,750
Preferred stock - in arrears	-	-	-	-	1,772
Common stock - declared	4,623	3,131	-	-	-
Ratio of total dividends to net income (loss)	26.56%	14.89%	-%	13.56%	(5.16)%
Per Common Share Data
Basic earnings	$0.90	$1.07	$0.89	$0.64	$(3.74)
Diluted earnings	0.90	1.06	0.88	0.64	(3.73)
Cash dividends	0.24	0.16	-	-	-
Book value (3)	14.80	14.11	13.13	12.60	11.99
Weighted average common shares outstanding:
Basic, net of unvested restricted stock	18,975,450	19,417,486	19,516,776	19,293,598	19,389,323
Diluted, net of unvested restricted stock	19,129,533	19,560,363	19,604,245	19,416,090	19,433,883
Financial Condition Data (3)
Investment securities	$412,128	$365,593	$394,199	$377,112	$275,352
Portfolio loans (4)	1,771,976	1,398,506	1,267,843	1,347,053	1,724,793
Loans held for sale (4)	7,453	1,485	3,060	31,682	38,695
Total loans (4) (5)	1,779,429	1,399,991	1,270,903	1,378,735	1,763,488
Interest-earning assets	2,244,715	1,894,259	1,925,019	2,007,412	2,248,936
Total assets	2,357,022	1,942,034	1,981,423	2,122,255	2,377,276
Interest-bearing deposits	1,287,611	1,037,871	1,139,290	1,285,570	1,520,397
Total deposits	1,884,105	1,533,999	1,584,086	1,709,578	1,921,382
Other borrowings	110,927	79,380	80,632	70,362	56,479
Subordinated debentures	51,548	46,393	46,393	81,963	81,963
Total shareholders' equity (6)	296,098	270,786	259,187	246,056	301,589
Common shareholders' equity	296,098	270,786	259,187	246,056	233,134
Financial Ratios
Return on average assets	0.84%	1.09%	0.86%	0.72%	(2.54)%
Return on average total shareholders' equity	6.23	7.82	6.90	5.71	(18.33)
Return on average common equity	6.23	7.82	6.90	5.14	(23.83)
Net interest margin	3.35	3.45	3.19	3.64	3.74
Efficiency ratio (7)	70.67	67.80	72.50	68.46	81.74
Average assets per employee (8)	$5,048	$5,381	$5,048	$5,317	$6,185

Selected Financial Data (Continued)

	At December 31,
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Asset Quality
Net loan charge-offs (recoveries) (3)	$(1,220)	$1,587	$2,846	$1,073	$152,646
Net loan charge-offs (recoveries) to average portfolio loans	(0.08)%	0.12%	0.22%	0.07%	7.01%
Allowance for loan losses (3)	$26,106	$28,452	$36,663	$46,718	$44,684
Allowance for loan losses to portfolio loans	1.47%	2.03%	2.89%	3.47%	2.59%
Nonperforming loans (3) (9)	$20,358	$9,413	$19,872	$41,989	$20,677
Nonperforming loans to portfolio loans	1.15%	0.67%	1.57%	3.12%	1.20%
Allowance for loan losses to nonperforming loans	128.23	302.26	184.50	111.26	216.10
Nonperforming assets (3) (10)	$22,632	$12,510	$22,526	$56,947	$45,050
Nonperforming assets to portfolio loans and
other real estate	1.28%	0.89%	1.77%	4.18%	2.58%
Capital Ratios
Average shareholders' equity to average assets
Total	13.43%	13.93%	12.45%	12.64%	13.84%
Common	13.43	13.93	12.45	10.80	11.31
Tier I capital to risk-weighted assets (3)	15.53	19.70	20.28	20.28	19.51
Total capital to risk-weighted assets (3)	16.79	20.96	21.59	21.56	20.78
Leverage ratio	14.41	16.45	14.86	15.01	14.50

 (1)  Provision for loan losses includes $74.9 million and noninterest expense includes $23.6 million from the sales of loans and other real estate transactions that occurred in December 2011.

(2)  Preferred stock - declared and paid includes a one-time non-cash equity charge of $1.2 million for 2012 to reflect the accelerated accretion of the remaining discount on the Series B Preferred securities repurchased in August of 2012.  Please see “Note 14 Shareholders’ Equity” in the Notes to the Consolidated Financial Statements.

(3)  At period end.

(4)  Net of unearned discounts but before deduction of allowance for loan losses.

(5)  Total loans include loans held for sale.

(6)  Reflects the repurchase of preferred securities in 2012.  Please see “Capital Resources” on page 45 and “Note 14 Shareholders’ Equity” in the Notes to the Consolidated Financial Statements.

(7)  The efficiency ratio = noninterest expenses / (net interest income + total noninterest income) as shown on the Consolidated Statements of Operations.

(8)  Ratio = average assets for year divided by the number of full-time equivalent employees at year-end.

(9)  Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more, and restructured loans not performing in accordance with restructured terms.

(10)  Nonperforming assets consist of nonperforming loans and other real estate.

	For the Quarter Ended
(Dollars in thousands, except per share data)	12-31-15	09-30-15	06-30-15	03-31-15
Operations Data
Interest income	$21,584	$18,220	$17,455	$17,224
Interest expense	2,064	1,724	1,664	1,614
Net interest income	19,520	16,496	15,791	15,610
Provision (credit) for loan losses	(566)	23	(1,136)	(1,887)
Gain on sales of securities and mortgage loans	645	584	759	353
Noninterest income	3,534	3,445	2,650	2,487
Noninterest expenses	17,099	14,077	13,982	13,082
Income before taxes	7,166	6,425	6,354	7,255
Taxes on income	2,577	2,303	2,193	2,720
Net income	$4,589	$4,122	$4,161	$4,535
Per Share Data
Basic earnings per common share	$0.23	$0.21	$0.22	$0.24
Diluted earnings per common share	0.23	0.21	0.22	0.24
Cash dividends	0.06	0.06	0.06	0.06
Weighted average common shares outstanding
Basic	19,686,860	18,670,407	18,666,853	18,760,648
Diluted	19,866,477	18,882,804	18,863,977	18,934,175

(1)

	For the Quarter Ended
(Dollars in thousands, except per share data)	12-31-14	09-30-14	06-30-14	03-31-14
Operations Data
Interest income	$18,216	$17,491	$18,285	$17,800
Interest expense	1,624	1,654	1,711	1,799
Net interest income	16,592	15,837	16,574	16,001
Provision (credit) for loan losses	(2,386)	(2,897)	(355)	(986)
Gain on sale of bank branches, net	-	-	4,378	-
Gain on sales of securities and mortgage loans	1,600	382	1,092	359
Noninterest income	2,976	2,702	2,776	2,666
Noninterest expenses	14,115	13,358	15,332	14,107
Income before taxes	9,439	8,460	9,843	5,905
Taxes on income	3,540	3,172	3,691	2,214
Net income	$5,899	$5,288	$6,152	$3,691
Per Share Data
Basic earnings per common share	$0.30	$0.27	$0.31	$0.19
Diluted earnings per common share	0.30	0.27	0.31	0.18
Cash dividends	0.04	0.04	0.04	0.04
Weighted average common shares outstanding
Basic	19,110,690	19,477,161	19,520,967	19,526,351
Diluted	19,266,690	19,634,690	19,664,838	19,675,563

item 7.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The purpose of this discussion and analysis is to provide an understanding of our financial results and condition through the eyes of management for the year ended December 31, 2015. This report should be read in conjunction with our Consolidated Financial Statements including the notes thereto, and the other financial information appearing elsewhere in this report.

Executive Summary

We are a financial holding company for Bank SNB, an Oklahoma state banking corporation, which has been providing banking services since 1894. Through Bank SNB, we have thirty-two full-service banking centers primarily located along the heavily populated areas on the I-35 corridor through Texas, Oklahoma, Kansas, and Colorado.  We focus on providing customers with exceptional service and meeting all of their banking needs by offering a wide variety of commercial and retail financial services, including commercial and consumer lending, deposit and investment services, specialized cash management, and other financial services and products.

On November 19, 2014, Bank SNB announced the filing of an application for a full-service branch in Fort Worth, Texas, which was approved and the branch formally opened on January 9, 2015.

On January 29, 2015, our San Antonio Pyramid location received branch approval and formally opened on May 18, 2015.

On October 9, 2015, we successfully completed the acquisition of Bancshares. We hired a market president and two commercial bankers to lead our newly established Denver banking efforts.  The acquisition expands our presence in the Oklahoma City metro area with five additional branches, increasing our total to ten. It also adds Colorado to our geographic footprint with three branches in Denver and one in Colorado Springs.

Our business operations are conducted through four operating segments that include Oklahoma Banking, Texas Banking, Kansas Banking, and Other Operations.  Due to the size and management structure, Colorado Banking operations are included within our Oklahoma Banking segment.

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

Another major component of our strategy is to be an employer of choice in our markets. We aim to employ talented and devoted people who embrace our vision and feel invested in our success.  As of December 31, 2015, we employed 412 people on a full-time equivalent basis, including executive officers, loan and other banking officers, branch personnel, and others.

Industry Focus

Our area of expertise focuses on the special financial needs of healthcare and health professionals, commercial real estate borrowers, businesses and their managers and owners, commercial lending, and energy banking. The healthcare and real estate industries make up the majority of our loan and deposit portfolio.

Our tactical focus on healthcare lending was established in 1974. We provide credit and other services, such as deposits, cash management, and document imaging for physicians and other healthcare practitioners to start or develop their practices and finance the development and purchase of medical offices, clinics, surgical care centers, hospitals, and similar facilities. As of December 31, 2015, approximately  24% of our loans were loans to individuals and businesses in the healthcare industry.  We conduct regular market reviews of current and potential healthcare lending business and make determinations with respect to the appropriate concentrations within healthcare based upon economic and regulatory conditions.

As of December 31, 2015, approximately 60% of our loan portfolio was concentrated in commercial real estate. Economic factors that affect commercial real estate values include job growth, corporate profits, and business expansion. The unemployment rate, uncertainty over government regulation and fiscal policy, the rising cost of debt capital, and depressed oil and gas prices are all industry risk factors.

As of December 31, 2015, approximately 4% of our loan portfolio was concentrated in energy banking. As of December 31, 2015, the price per barrel of crude oil was approximately $37 compared to approximately $53 as of December 31, 2014, and further declined to as low as approximately $27 as of January 20, 2016.  While approximately one-third of our funded energy credits have hedges in place through 2016, if oil prices remain at these low levels for an extended period, we could experience weaker energy loan demand and increased losses within our energy portfolio.  Furthermore, a prolonged period of low oil prices could have a negative impact on the economies of energy-dominant states such as Oklahoma and Texas.  As a result, a prolonged period of low oil prices could have an adverse effect on our business, financial condition and results of operation. We have the ability to adjust the borrowing base on outstanding commitments based on market price and condition.

Economic Overview

In 2015, the United States economy continued to improve, and is now eight years into a recovery.  National unemployment rates have improved from 5.6% in December of 2014 to 5.0% in December of 2015.  Job growth was strong, with 2015 being the second best year since 1999, with more than 2.65 million jobs created.  Many economists expect 2016 to be steady, and gross domestic product growth is expected to be near 2.0-2.5% in 2016.  Continued growth will be driven by consumption, supported by lower energy prices and a reasonably strong labor market. Downside risks to economic growth include low levels of wage growth, and a weakening global economy.  Regionally, the impact of lower oil prices is expected to have a negative impact on the labor market and weigh on regional economic growth; however strength in the broader U.S. economy is expected to buffer some of the negative impact. Wage growth was strong at 2.5% in December, which was the best in six years, but further improvement is needed to support further growth in spending and improvement in the housing market.  Rate hikes by the Federal Reserve are expected in 2016, but are likely to be gradual.  Still, the Federal Reserve’s tightening of monetary policy historically increases the uncertainty of economic and financial market growth.

During 2015,  amidst compliance and efficiency challenges, the banking industry made meaningful advances in repositioning for revenue growth, which should lead to better results as there are higher interest rates in 2016. Bank consolidation will continue due to high banking regulation costs. Loan demand grew across the United States in 2015, but is expected to slow down in 2016 due to reduced commodity pricing in the energy sectors.  Deposits had been growing over the last several years, but abated somewhat during 2015 due to large liquidity holders not getting the yield they were seeking at banks.  Also, the low interest rate environment has forced declining margins in the banking system.  In 2016, The Federal Reserve’s raising of short-term interest rates is expected to taper deposit growth. Mortgage lending is expected to remain depressed as the mortgage business has seen lower re-financing numbers and the threat of higher rates in the future could impact earnings negatively.  Credit quality had been improving across all sectors causing banks to release reserves, thus pushing earnings up during the last few years. However, in 2015, some banks in the southwest began to see the effects of some credit quality reversals.

Significant Developments

On November 19, 2014, we announced the filing of an application for a full-service branch in Fort Worth, Texas, which was approved and the branch formally opened on January 9, 2015.

On January 29, 2015, our San Antonio Pyramid location received branch approval and formally opened on May 18, 2015.

On February 24, 2015, our board of directors authorized its second consecutive share repurchase program of up to 5.0%, or 950,000 shares, of our common stock, which became effective August 15, 2015. On February 23, 2016, our board of directors authorized a third share repurchase program, authorizing the repurchase of up to another 5.0% of our common stock (expected to represent approximately 967,000 shares) effective upon the earlier of (i) the date we complete the repurchase of all of the shares we are authorized to repurchase under the current program, or (ii) August 14, 2016, which is the original expiration date of the current stock repurchase program. The share repurchases are expected to continue to be made primarily on the open market from time to time.  Repurchases under the program are available at the discretion of management based upon market, business, legal, and other factors.

On October 9, 2015, we completed the acquisition of Bancshares, through the merger of Bancshares with and into us (the “Merger”). The Merger was consummated pursuant to the Agreement and Plan of Reorganization (“the “Merger Agreement”) dated as of May 27, 2015. The Merger expands our presence in the Oklahoma City metro area with five additional branches, increasing our total to ten. It also expands our geographic footprint to Colorado with three branches in Denver and one in Colorado Springs. We hired a market president and two commercial bankers to lead our newly established Denver banking efforts.

Results of Operations

Net income available to common shareholders totaled $17.4 million, or $0.90  diluted per common share, in 2015 compared to $21.0 million, or $1.06 diluted per common share, in 2014 and $17.4 million, or $0.88  diluted per common share, in 2013.

The following table presents components of consolidated net income and selected ratios for the years 2015, 2014, and 2013 and the annual changes between those years.

		2015 Change		2014 Change
(Dollars in thousands,	2015	From 2014	2014	From 2013	2013
except per share data)
Operations Data
Interest income	$74,483	$2,691	$71,792	$(2,122)	$73,914
Interest expense	7,066	278	6,788	(4,476)	11,264
Net interest income	67,417	2,413	65,004	2,354	62,650
Provision (credit) for loan losses	(3,566)	3,058	(6,624)	585	(7,209)
Noninterest income	14,457	(4,474)	18,931	5,288	13,643
Noninterest expense	58,240	1,328	56,912	1,601	55,311
Income before taxes	27,200	(6,447)	33,647	5,456	28,191
Taxes on income	9,793	(2,824)	12,617	1,861	10,756
Net income	$17,407	$(3,623)	$21,030	$3,595	$17,435
Net income available
to common shareholders	$17,407	$(3,623)	$21,030	$3,595	$17,435

Per Common Share Data
Basic earnings	$0.90	$(0.17)	$1.07	$0.18	$0.89
Diluted earnings	0.90	(0.16)	1.06	0.18	0.88
Financial Condition Data
- Averages
Investment securities	$384,745	$4,821	$379,924	$2,464	$377,460
Total loans	1,519,730	185,407	1,334,323	19,322	1,315,001
Interest-earning assets	2,011,061	126,251	1,884,810	(80,591)	1,965,401
Total assets	2,079,742	148,038	1,931,704	(97,562)	2,029,266
Interest-bearing deposits	1,143,172	69,571	1,073,601	(126,493)	1,200,094
Total deposits	1,667,197	144,544	1,522,653	(97,788)	1,620,441
Other borrowings	72,538	(10,427)	82,965	8,850	74,115
Subordinated debentures	47,565	1,172	46,393	(24,850)	71,243
Total shareholders' equity	279,225	10,144	269,081	16,539	252,542
Selected Ratios
Return on average assets	0.84%	(0.25)%	1.09%	0.23%	0.86%
Return on average total
shareholders' equity	6.23	(1.59)	7.82	0.92	6.90
Return on average common equity	6.23	(1.59)	7.82	0.92	6.90
Net interest margin	3.35	(0.10)	3.45	0.26	3.19

Net income available to common shareholders for 2015 decreased $3.6 million compared to 2014.  The decrease was primarily the result of a $3.1 million decrease in the negative provision for loan losses, a $4.5 million decrease in noninterest income, which is primarily due to the pre-tax net gain of $4.4 million on the sales of community bank branches in the second quarter of 2014, and a $1.3 million increase in noninterest expense, offset in part by a $2.4 million increase in net interest income and a $2.8 million decrease in income tax. For the year, Bancshares contributed $1.1 million of net income, which was offset by deal costs of $1.2 million, net of tax.

Net income available to common shareholders for 2014 increased $3.6 million compared to 2013.  The increase was primarily the result of a $2.4 million increase in net interest income, primarily driven by lower interest expense on deposits and a reduction in interest expense due to the redemption of the 10.5% Trust Preferred Securities in third quarter of 2013. Another reason for the increase in net income available to shareholders for 2014 compared to 2013 was, a $5.3 million increase in noninterest income, resulting primarily from the pre-tax net gain on sale of community bank branches, offset in part by a $1.6 million increase in noninterest expense due to decreased gains recognized on sales of other real estate properties, and includes decreased write downs on other real estate properties, and a $0.6 million decrease in the negative provision for loan losses.

Details of the changes in various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets.  Net interest income is our largest source of revenue representing 82% of total revenue in 2015.  Net interest margin is net interest income as a percentage of average earning assets for the period.  Net interest income and net interest margin increase or decrease as a result of changes in the levels of interest rates, the volume and the mix of earning assets and interest-bearing liabilities, and the percentage of interest-earning assets funded by noninterest-bearing funding sources.

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions.  Our loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit, had been at 3.25% since 2008, but was increased to 3.50% on December 16, 2015.  Our loan portfolio is also affected, to a lesser extent, by changes in the London Interbank Offered Rate (“LIBOR”).  At December 31, 2015, the one-month and three-month U.S. dollar LIBOR rates were 0.43% and 0.61%, respectively, while at December 31, 2014 these rates were 0.17% and 0.26%, respectively, and at December 31, 2013 these rates were 0.17% and 0.25%, respectively.

The intended federal funds rate, which is the cost of immediately available overnight funds, fluctuates in a similar manner to the prime interest rate.  It had been at or below 0.25% since 2008, but was increased to 0.50% on December 16, 2015.

Net interest income for 2015 was $67.4 million, an increase of $2.4 million, or 4%, from the $65.0 million earned in 2014.  Net interest margin was 3.35% for the year ended December 31, 2015, a decrease of 10 basis points from 2014.  Included in interest income for 2015 was $0.3 million due to accelerated discount accretion attributable to the acquisition of Bancshares. Net interest income for 2014 was $65.0 million, an increase of $2.3 million, or 4%, from the $62.7 million earned in 2013.  Net interest margin was 3.45% for the year ended December 31, 2014, an increase of 26 basis points from 2013.  Included in interest income for 2014 was $0.8 million due to accelerated discount accretion attributable to the sale of loans covered by loss share agreement and $0.8 million due to interest recovery on nonaccrual loans.

Interest rate spread, which represents the difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities, was 3.14% for 2015, compared to 3.25% for 2014, and 2.92% for 2013.

We have seen growth in noninterest-bearing deposit accounts, which are a core funding source together with our interest-bearing deposits and qualified other borrowings.  The average balance of noninterest-bearing deposit accounts increased to $524.0 million in 2015 from $449.1 million in 2014 and $420.3 million in 2013.

For further analysis of asset sensitivity please see tables showing the effects of changes in interest rates and changes in volume of interest related assets and liabilities on page  34 of this report and the discussion of Quantitative and Qualitative Disclosures about Market Risk on page 50 of this report.

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

Consolidated Average Balances, Yields and Rates

	For the twelve months ended December 31,
	2015			2014			2013
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans (1) (2)	$1,519,730	$67,644	4.45%	$1,334,323	$64,224	4.81%	$1,315,100	$66,162	5.03%
Investment securities	384,745	6,559	1.70	379,924	7,146	1.88	377,460	7,347	1.95
Other interest-earning assets	106,587	280	0.26	170,563	422	0.25	272,940	405	0.15
Total interest-earning assets	2,011,062	74,483	3.70	1,884,810	71,792	3.81	1,965,401	73,914	3.76
Other assets	68,680			46,894			63,865
Total assets	$2,079,742			$1,931,704			$2,029,266

Liabilities and shareholders' equity
Interest-bearing demand deposits	$134,381	$153	0.11%	$121,976	$146	0.12%	$122,106	$148	0.12%
Money market accounts	499,788	829	0.17	440,658	620	0.14	420,767	790	0.19
Savings accounts	39,456	44	0.11	38,147	38	0.10	39,397	44	0.11
Time deposits	469,547	2,772	0.59	472,820	2,851	0.60	617,824	4,577	0.74
Total interest-bearing deposits	1,143,172	3,798	0.33	1,073,601	3,655	0.34	1,200,094	5,559	0.46
Other borrowings	72,538	984	1.36	82,965	900	1.08	74,115	892	1.20
Subordinated debentures	47,565	2,284	4.80	46,393	2,233	4.81	71,243	4,813	6.76
Total interest-bearing liabilities	1,263,275	7,066	0.56	1,202,959	6,788	0.56	1,345,452	11,264	0.84
Noninterest-bearing demand deposits	524,025			449,052			420,347
Other liabilities	13,217			10,612			10,925
Shareholders' equity	279,225			269,081			252,542
Total liabilities and shareholders' equity	$2,079,742			$1,931,704			$2,029,266

Net interest income and interest rate spread		$67,417	3.14%		$65,004	3.25%		$62,650	2.92%
Net interest margin (3)			3.35%			3.45%			3.19%
Ratio of average interest-earning assets
to average interest-bearing liabilities	159.19%			156.68%			146.08%

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

Effect of Volume and Rate Changes on Net Interest Income

(Dollars in thousands)	2015 vs. 2014			2014 vs. 2013
	Increase	Due to Change		Increase	Due to Change
	Or	In Average:		Or	In Average:
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest earned on:
Loans receivable (1) (2)	$3,420	$8,488	$(5,068)	$(1,938)	$281	$(2,219)
Investment securities (2)	(587)	90	(677)	(201)	48	(249)
Other interest-earning assets	(142)	(167)	25	17	(188)	205
Total interest income	2,691	8,411	(5,720)	(2,122)	141	(2,263)

Interest paid on:
Interest-bearing demand	7	14	(7)	(2)	-	(2)
Money market accounts	210	90	120	(170)	36	(206)
Savings accounts	6	1	5	(6)	(1)	(5)
Time deposits	(80)	(18)	(62)	(1,726)	(966)	(760)
Other borrowings	84	(123)	207	8	101	(93)
Subordinated debentures	51	56	(5)	(2,580)	(1,414)	(1,166)
Total interest expense	278	20	258	(4,476)	(2,244)	(2,232)

Net interest income	$2,413	$8,391	$(5,978)	$2,354	$2,385	$(31)

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

Net recoveries were $1.2 million for the year ended December 31, 2015. Net charge-offs were $1.6 million for the year ended December 31, 2014 and $2.8 million for the year ended December 31, 2013. The provisions for loan losses was a credit of ($3.6) million for the year ended December 31, 2015,  a credit of ($6.6) million for the year ended December 31, 2014, and a credit of ($7.2) million for the year ended December 31, 2013.  Our credit provision for loan losses was due to improved asset quality and recoveries. For the year ended December 31, 2015, recoveries were $2.6 million and for the year ended December 31, 2014, recoveries were $5.3 million.

See the section captioned “Allowance for Loan Losses” on page 43 of this report for further analysis of the provision for loan losses.

Noninterest Income

Noninterest income was $14.5 million for 2015, a decrease of $4.5 million, or 24%, from 2014.  Noninterest income was $18.9 million for 2014, an increase of $5.3 million, or 39%, when compared with 2013.

		2015 Change		2014 Change
(Dollars in thousands)	2015	From 2014	2014	From 2013	2013
Service charges and fees	$9,995	$(227)	$10,222	$(269)	$10,491
Other noninterest income	2,121	1,223	898	395	503
Gain on sale of bank branches, net	-	(4,378)	4,378	4,378	-
Gain on sales of loans	2,179	630	1,549	(1,100)	2,649
Gain on sales/calls of investment securities	162	(1,722)	1,884	1,884	-
Total noninterest income	$14,457	$(4,474)	$18,931	$5,288	$13,643

Service charges and fees – Service charges and fees decreased $0.2 million, or 2%, in 2015 as a result of decreased overdraft and brokerage fees.  Service charges and fees decreased $0.3 million, or 3%, in 2014 as a result of decreased overdraft service charges.

Other noninterest income – Other noninterest income includes rent income and other miscellaneous income items.  Other noninterest income increased primarily from customer risk management interest rate swaps income and income on bank owned life insurance.

Gain on sale of bank branches – Gain on sale of bank branches consisted of $4.4 million recognized as the pre-tax net gain on sales of the community bank branches in the second quarter of 2014.

Gain on sales of loans – Gain on sales of loans includes the net gains recognized from the sale of mortgage loans that are classified as held for sale.  For 2014, the decrease relates to a decrease in mortgage lending activity during the year.

Gain on sales/calls of investment securities  – The gain on sales or calls of investment securities in 2015 and 2014 was the result of the sale of a private equity investment and the gain on the sale of a stock investment that was acquired in a prior year repossession in 2014. The gain on sales or call of investment securities netted to no gains in 2013.

Noninterest Expense

Noninterest expense was $58.2 million for 2015, an increase of $1.3 million, or 2%, from 2014.  Noninterest expense was $56.9 million for 2014, an increase of $1.6 million, or 3%, from 2013. In 2015, noninterest expense included $3.1 million of expenses related to the acquisition of Bancshares.

		2015 Change		2014 Change
(Dollars in thousands)	2015	From 2014	2014	From 2013	2013
Salaries and employee benefits	$34,850	$3,020	$31,830	$(47)	$31,877
Occupancy	9,359	166	9,193	79	9,114
Data processing	2,178	402	1,776	111	1,665
FDIC and other insurance	1,353	48	1,305	(459)	1,764
Other real estate, net	161	(433)	594	1,692	(1,098)
General and administrative	10,339	(1,875)	12,214	225	11,989
Total noninterest expense	$58,240	$1,328	$56,912	$1,601	$55,311

Salaries and employee benefits – Salaries and employee benefits increased $3.0 million, or 9% for 2015 primarily due to an increase in the number of employees related to the acquisition of Bancshares and an increase in employee benefits costs and incentives. Salaries and employee benefits remained flat for 2014 when compared to 2013.  The number of full-time equivalent employees increased from 359  at the beginning of 2015 to 412 as of December 31, 2015.  The number of full-time equivalent employees decreased from 402 at the beginning of 2014 to 359 as of December 31, 2014.

Occupancy – Occupancy expense increased $0.2 million, or 2%, in 2015 primarily due to building maintenance/repairs expense.  Occupancy expense increased $0.1 million, or 1%, in 2014 primarily due to building maintenance/repairs expense.

Data processing – Data processing increased $0.4 million, or 23%, in 2015 and increased $0.1 million, or 7%, in 2014. The increase in both years is due to an increase in data processing expenses.

FDIC and other insurance – Bank SNB pays deposit insurance premiums to the FDIC based on assessment rates.  In 2015, FDIC and other insurance remained relatively flat.  In 2014, the decrease of $0.5 million, or 26%, from prior year is primarily the result of improved credit quality and the fee savings associated with the change from a national association to a state-chartered member bank. This decrease in the FDIC assessment rates reflects improvement in asset quality for 2014.

Other real estate, net – The decrease of  $0.4 million, or 73%, in other real estate expense for 2015 is primarily due to a decrease in the overall other real estate and related property taxes and other write downs.  The increase of  $1.7 million, or  154%, in other real estate expense for 2014 is primarily due to the decreased net gains on sales offset in part by decreased write-downs.  Other real estate was $2.3 million at December 31, 2015, $3.1 million at December 31, 2014, and $2.7 million at December 31, 2013.

General and administrative – Other general and administrative expenses decreased $1.9 million, or 15%, in 2015 due to lower legal and consulting fees, partially offset by increased expenses due to the acquisition of Bancshares.  Other general and administrative expenses increased $0.2 million, or 2%, in 2014 due to increased legal and consulting fees partially offset by decreased expenses due to the 2013 charter consolidation and rebranding.

Operating Segments

	For the Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Oklahoma banking	$13,494	$11,922	$9,333
Texas banking	5,734	6,896	10,615
Kansas banking	1,578	1,784	646
Other operations	(3,399)	428	(3,159)
Consolidated net income	$17,407	$21,030	$17,435

Oklahoma banking	$1,048,473	$793,262	$705,206
Texas banking	580,476	460,680	366,697
Kansas banking	150,480	146,043	198,992
Other operations	-	6	8
Consolidated total loans	$1,779,429	$1,399,991	$1,270,903

Oklahoma banking	$1,098,735	$805,704	$712,898
Texas banking	578,749	458,489	361,058
Kansas banking	149,847	147,256	203,631
Other operations	529,691	530,585	703,836
Consolidated total assets	$2,357,022	$1,942,034	$1,981,423

Oklahoma banking	$1,374,227	$1,113,477	$1,115,610
Texas banking	209,146	224,634	207,227
Kansas banking	119,313	110,901	247,884
Other operations	181,419	84,987	13,365
Consolidated total deposits	$1,884,105	$1,533,999	$1,584,086

We have four reportable operating segments:  Oklahoma Banking, Texas Banking, Kansas Banking, and Other Operations.  Due to the size and management structure, Colorado Banking is included within Oklahoma Banking. These business segments were identified through the products and services that are offered within each segment and the geographic area they serve. Prior to the fourth quarter of 2015,  we disclosed a Mortgage Banking segment, which included 1-4 family mortgages and the available for sale loans. For segment reporting, the Mortgage Banking segment has been combined with and into the Oklahoma Banking segment due to those loans being managed from that location. Prior period numbers have been adjusted to reflect this change. This adjustment has no financial statement impact.

Effective January 1, 2013, portfolio loans are allocated based upon the geographic location of the relationship manager.

The contribution of the Oklahoma Banking segment increased $1.6 million in 2015 as a result of a $3.2 million increase in net interest income, and a $1.1 million increase in noninterest income, offset in part by a $1.8 million increase in noninterest expense, a $0.4 million increase in income tax expense, and an increase of $0.5 million in the provision for loan losses.  The contribution of the Oklahoma Banking segment increased $2.6 million in 2014 as a result of a $3.5 million increase in net interest income and a $2.2 million decrease in the provision for loan losses, offset in part by a $1.1 million increase in noninterest expense, a $0.6 million decrease in noninterest income, and a $1.4 million increase in income tax expense.

The contribution of the Texas Banking segment decreased $1.2 million in 2015 as a result of a $3.0 million increase in the provision for loan losses, a $0.9 million increase in noninterest expense and a $0.1 million decrease in noninterest income, offset in part by a $2.0 million increase in net interest income, and a $0.9 million decrease in income tax expense.  The contribution of the Texas Banking segment decreased $3.7 million in 2014 as a result of a $2.8 million increase in the provision for loan losses  and a $3.9 million increase in noninterest expense, offset in part by a $0.2 million increase in net interest income, a $2.4 million decrease in income tax expense, and a $0.3 million increase in noninterest income.

The contribution of the Kansas Banking segment decreased $0.2 million in 2015, primarily as a result of a $3.2 million decrease in net interest income, and a $0.1 million decrease in noninterest income, offset in part by a $2.5 million decrease in noninterest expense, a $0.4 million decrease in the provision for loan losses, and a $0.2 million decrease in income tax expense.  The contribution of the Kansas Banking segment increased $1.1 million in 2014, primarily as a result of a $3.3 million decrease in noninterest expense, offset in party by a $0.4 million decrease in noninterest income and a $1.1 million decrease in net interest income.

At December 31, 2015,  our twenty-one Oklahoma segment locations accounted for $1.0 billion in loans, or 59% of total portfolio loans, our seven Texas segment locations accounted for $580.5 million in loans, or 33% of total portfolio loans, and our four Kansas segment locations accounted for $150.5 million in loans, or 8% of total portfolio loans.

For 2015 and 2014, the Other Operations segment, which includes our funds management unit and corporate investments, incurred a loss of $3.4 million and gain of $0.4 million, respectively.  The gain in 2014 includes the gain on sale of bank branches, the gain on sale of a private equity investment, and an increase in taxes. The value of funds provided and cost of funds borrowed from the funds management unit by the operating segments are internally priced at rates that approximate market rates for funds with similar duration.

The Oklahoma Banking, Texas Banking, and Kansas Banking segments provide the majority of consolidated net interest income and net earnings, and for the year ended December 31, 2015 accounted for approximately $1.8 billion, or 80%, of total assets.

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

Taxes on Income

The income tax expense for 2015 totaled $9.8 million, compared to income tax expense of $12.6 million for 2014 and income tax expense for 2013 of $10.8  million.  The income tax expense fluctuates in relation to pre-tax income levels.  The effective tax rate for the year ended December 31, 2015 was 36.0%, compared to 37.5% for the year ended December 31, 2014 and 38.2% for the year ended December 31, 2013.  Our effective tax rate differs from the statutory rates primarily due to our investments in bank qualified municipal securities offset in part by certain non-deductible expense items.

Total Assets

Our total assets increased by $415.0 million, or 21%, to $2.4 billion at December 31, 2015, compared to $1.9 billion at December 31, 2014, after decreasing by $39.4 million, or 2%, compared to $2.0 billion at December 31, 2013.  The increase in assets in 2015 was primarily attributable to the $379.4 million, or 27%, increase in total loans, the $46.5 million, or 13%, increase in securities, the $27.7 million, or 100%, increase in bank owned life insurance, the $12.3 million, or 1,009%, increase in goodwill, and the $5.2 million, or 28%, increase in premises and equipment, and the $2.7 million, or 68%, increase in other intangible assets, all primarily due to the acquisition of Bancshares, offset in part by a $62.8 million, or 45%, decrease in cash and cash equivalents. The decline in assets in 2014 was primarily attributable to the $138.9 million, or 50%, decrease in cash and cash equivalents, primarily due to the sale of our Kansas community bank branches, a $28.6 million, or 7%, decrease in securities, a $6.5 million, or 17%, decrease in other assets, a $2.2 million, or 11%, decrease in premises and equipment, and a $0.6 million, or 11%, decrease in accrued interest receivable, offset in part by the $129.1 million, or 10%, increase in total loans, a $0.8 million, or 100%, increase in non-hedge derivative asset, and a $0.4 million, or 17%, increase in other real estate properties.

Investment Securities Portfolio

We maintain an investment securities portfolio consisting of securities issued by U.S. Government sponsored entities, state and political subdivisions, mortgage-backed securities, asset-backed securities, and other investments.  Mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association.  Investment securities are held in safekeeping by an independent custodian.  Asset-backed securities are collateralized by student loans.

Investment securities assigned to the available for sale portfolio are generally used to supplement our liquidity, provide a prudent yield, and provide collateral for public deposits and other borrowing facilities.  Unrealized net gains and losses on available for sale securities are recorded as an adjustment to equity, net of taxes, but are not reflected in our current earnings.  If management determines that any impairment in any available for sale security is “other-than-temporary,” a securities loss will be recognized as a charge to earnings.  If a security is sold, any gain or loss is recorded as a credit or charge to earnings and the equity adjustment is reversed.  At December 31, 2015, we held $400.3 million in securities classified as available for sale with an unrealized loss of $0.8 million, $0.5 million net of taxes, related to these securities included in shareholders’ equity.

Investment securities assigned to the held to maturity portfolio earn a prudent yield, provide liquidity from maturities and paydowns, and provide collateral to pledge for federal, state, and local government deposits and other borrowing facilities.  The held to maturity investment portfolio at December 31, 2015 included $11.8 million in fixed-rate securities.  If management determines any impairment in any held to maturity security is “other-than-temporary,” a securities loss will be recognized as a charge to earnings.

We had no trading securities at December 31, 2015, 2014, or 2013.

A summary of the investment securities portfolio is as follows for the years ended December 31, 2015, 2014, and 2013.

	At December 31,
(Dollars in thousands)	2015	2014	2013
U.S. Government obligations	$11,797	$-	$-
Federal agency securities	78,210	99,546	120,773
Obligations of states and political subdivisions	47,565	45,501	44,356
Residential mortgage-backed securities	239,888	178,227	183,170
Asset-backed securities	9,415	9,548	9,482
Other investments	25,253	32,771	36,418
Total investment securities	$412,128	$365,593	$394,199

Available for sale (fair value)	400,331	353,231	382,479
Held to maturity (amortized cost)	11,797	12,362	11,720
Total investment securities	$412,128	$365,593	$394,199

We do not have any material amounts of investment securities or other interest-earning assets, other than loans, that would have been classified as nonperforming if such assets were loans or which were recognized by management as potential problem assets based upon known information about possible credit problems of the borrower or issuer.

The following table shows the maturities, carrying value (amortized cost for investment securities being held to maturity or estimated fair value for investment securities available for sale), estimated fair market values, and average yields for our investment portfolio at December 31, 2015.  Yields are not presented on a tax-equivalent basis.  Maturities of mortgage-backed securities are based on expected maturities.  Expected maturities differ from contractual maturities because borrowers of the underlying mortgages may have the right to call or prepay obligations with or without prepayment penalties.  The securities of no single issuer (other than the United States or its agencies), or in the case of securities issued by state and political subdivisions, no source or group of sources of repayment, accounted for more than 10% of our shareholders’ equity at December 31, 2015.

			After One		After Five
	One Year		Year through		Years through		After		Total Investment
	or Less		Five Years		Ten Years		Ten Years		Securities
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Market	Yield
Held to Maturity:
Obligations of states and
political subdivisions	$1,677	0.50%	$5,623	2.28%	$4,497	3.29%	$-	-%	$11,797	$12,282	2.41%
Total Held to Maturity	$1,677	0.50%	$5,623	2.28%	$4,497	3.29%	$-	-%	$11,797	$12,282	2.41%
Available for Sale:
Federal agency securities	$2,154	0.97%	$43,187	1.37%	$33,022	1.65%	$-	-%	$78,363	$78,210	1.48%
Obligations of states and
political subdivisions	150	5.75	14,818	1.85	23,770	2.48	8,341	2.79	47,079	47,565	2.35
Residential mortgage-
backed securities	5,246	2.82	197,726	1.57	36,222	1.72	1,610	3.98	240,804	239,888	1.66
Asset-backed securities	9,639	0.94	-	-	-	-	-	-	9,639	9,415	0.94
Other securities	250	0.70	14,999	1.24	10,002	1.95	-	-	25,251	25,253	1.51
Total Available for Sale	$17,439	1.54%	$270,730	1.47%	$103,016	1.71%	$9,951	2.98%	$401,136	$400,331	1.58%

Total	$19,116		$276,353		$107,513		$9,951		$412,933	$412,613

Note:  Average yields for investments held for sale is based on amortized cost.  Yields on tax-exempt securities are shown on a tax-equivalent basis.

Loan Portfolio

Due to the immateriality of the remaining balance of loans covered under the loss sharing agreement with the FDIC arising from the First National Bank of Anthony (“FNBA”) acquisition, covered and noncovered loans have been combined for reporting purposes. Prior period numbers have also been adjusted to reflect this change. This adjustment has no financial statement impact.

The following table presents the composition of the loan portfolio over the previous five years.

	At December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Real estate mortgage:
Commercial	$938,462	$752,971	$752,279	$889,273	$1,052,247
One-to-four family residential	161,958	77,531	83,988	75,835	87,447
Real estate construction:
Commercial	129,070	186,659	143,848	131,135	230,844
One-to-four family residential	21,337	10,464	4,646	3,656	4,987
Commercial	507,173	350,410	255,058	242,535	349,107
Installment and consumer:
Guaranteed student loans	-	37	4,394	4,680	5,396
Other	21,429	21,919	26,690	31,621	33,460
	1,779,429	1,399,991	1,270,903	1,378,735	1,763,488
Less: Allowance for loan losses	(26,106)	(28,452)	(36,663)	(46,718)	(44,684)
Total loans, net	$1,753,323	$1,371,539	$1,234,240	$1,332,017	$1,718,804

During the second quarter of 2014, we sold three bank branches in Kansas. The sold branches had combined total loans of $27.9 million.  These transactions resulted in a net gain of $4.4 million, which is included under noninterest income in the gain on sale of bank branches, not  as a separate line item on the Consolidated Statements of Operations.

Included in loans above are $0,  $0, $1.8 million, $6.7 million, and $10.1 million for 2015,  2014, 2013, 2012 and 2011, respectively, of loss share receivable from the FDIC related to loans covered under our loss sharing agreement.

We have a strategic focus on providing loans and other services to healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate borrowers.  At December 31, 2015 and 2014, loans to individuals and businesses in the healthcare industry totaled $425.7 million, or 24%, and $413.8 million, or 30%  of loans, respectively.

As of December 31, 2015 and 2014, included in commercial loans is approximately  $63.4 million and $74.4 million in energy loans, respectively.

The increase in loans in 2015 was due to the organic growth in each of our markets along with loans acquired with the acquisition of Bancshares.

The following table sets forth the remaining maturities for certain loan categories (including loans held for sale) at December 31, 2015.  Real estate construction includes certain loans which will convert to permanent financing at the point when construction is completed; these loans are reported according to their final maturity.

		After one
	One year	year through	After
(Dollars in thousands)	or less	five years	five years	Total
Real estate mortgage:
Commercial	$134,302	$473,666	$330,494	$938,462
One-to-four family residential	19,807	46,220	95,931	161,958
Real estate construction	75,917	66,100	8,390	150,407
Commercial	180,392	260,580	66,201	507,173
Installment and consumer:
Other	9,311	9,608	2,510	21,429
Total	$419,729	$856,174	$503,526	$1,779,429

Any floating rate loans that reached a contractual floor or ceiling level are treated as fixed rate rather than floating rate until the rate is again free to float.  The following table sets forth at December 31, 2015 the dollar amount of all loans due more than one year after December 31, 2015.

(Dollars in thousands)	Fixed	Variable	Total
Real estate mortgage:
Commercial	$378,284	$425,875	$804,159
One-to-four family residential	78,616	63,535	142,151
Real estate construction	12,097	62,393	74,490
Commercial	126,954	199,828	326,782
Installment and consumer	6,449	5,669	12,118
Total	$602,400	$757,300	$1,359,700

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

	At December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Nonaccrual loans:
Commercial real estate	$3,543	$2,195	$7,766	$21,424	$8,221
One-to-four family residential	1,729	1,100	513	615	1,656
Real estate construction	1,010	73	2,721	3,485	6,886
Commercial	13,491	5,907	8,769	13,085	3,741
Other consumer	85	1	50	90	130
Total nonaccrual loans	19,858	9,276	19,819	38,699	20,634

Past due 90 days or more:
Commercial real estate	449	-	-	-	-
One-to-four family residential	48	-	-	747	23
Commercial	-	137	50	2,471	3
Other consumer	3	-	3	72	17
Total past due 90 days or more	500	137	53	3,290	43
Total nonperforming loans	20,358	9,413	19,872	41,989	20,677
Other real estate	2,274	3,097	2,654	14,958	24,373
Total nonperforming assets	$22,632	$12,510	$22,526	$56,947	$45,050

Nonperforming assets to portfolio loans
and other real estate	1.28%	0.89%	1.77%	4.18%	2.58%
Nonperforming loans to portfolio loans	1.15	0.67	1.57	3.12	1.20
Allowance for loan losses to nonperforming loans	128.23	302.26	184.50	111.26	216.10
Government-guaranteed portion of nonperforming loans	$-	$895	$875	$2,532	$4,840

At December 31, 2015,  nine credit relationships represented 78% of nonperforming loans and  69% of nonperforming assets, while at December 31, 2014,  nine credit relationships represented 71% of nonperforming loans and 59% of nonperforming assets.

Included in nonaccrual loans as of December 31, 2015 are nine collateral dependent lending relationships with aggregate principal balances of approximately $15.6 million and related impairment reserves of $2.5 million which were established based on recent financials and appraisal values obtained.  Two of these lending relationships were secured by commercial real estate.

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

Performing loans considered potential problem loans, loans which are not included in the past due, nonaccrual, or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, amounted to approximately $39.2 million at December 31, 2015, compared to $33.4 million at December 31, 2014. Loans may be monitored by management and reported in potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms.  These loans are subject to continued management attention and are considered by management in determining the level of the allowance for loan losses.

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

Based upon this methodology, management established an allowance of $26.1 million, or 1.47% of total portfolio loans, at December 31, 2015, compared to an allowance of $28.5 million, or 2.03% of total portfolio loans, at December 31, 2014.  This represents a decrease in the allowance of $2.3 million, or 8%.

Changes in the amount of the allowance resulted from the application of the methodology, which is designed to estimate inherent losses on total portfolio loans, including nonperforming loans.  At December 31, 2015, the allowance on the $19.9 million in nonaccrual loans was $2.5 million (13%), compared with an allowance on the $9.3 million in nonaccrual loans at December 31, 2014 of $2.0 million (22%), representing an increase in the allowance of $0.5 million.  At December 31, 2015, the allowance on the $20.2 million performing troubled debt restructured loans was $1.6 million, compared with an allowance on $22.8 million in performing troubled debt restructured loans of $2.0 million at December 31, 2014, representing a decrease in the allowance of $0.4 million.

Excluding the impaired loans mentioned above, at December 31, 2015, the allowance for the remaining other loans was $22.0 million (1.2%), compared to $24.5 million (1.8%) at December 31, 2014, creating a decrease in the allowance of $2.5 million.  The decrease in the allowance related to these other loans mainly resulted from the improved credit quality.  This was partially offset by consideration of certain trends and qualitative factors.  These included management’s assessment of economic risk (particularly with respect to commercial, commercial real estate, and energy loans), portfolio loss trends, and asset quality trends, including levels of potential problem loans and loan concentrations in commercial real estate mortgage and construction loans, which together comprised approximately 60% of our portfolio loans at December 31, 2015.  Based on its analysis management believes the amount of the allowance is appropriate.

At December 31, 2015, the allowance for loan losses was 128.23% of nonperforming loans, compared to 302.26% of nonperforming loans at December 31, 2014.  Nonaccrual loans, which comprise the majority of nonperforming loans, were $19.9 million as of December 31, 2015, an increase of $10.6 million, or 114%, from December 31, 2014.  Nonaccrual loans at December 31, 2015 were comprised of 55 relationships and were primarily concentrated in commercial loans (67%), commercial real estate loans (18%), and one-to-four family residential (9%) loans.  All nonaccrual loans are considered impaired and are carried at their estimated collectible amounts.

In the fourth quarter of 2015, various public reports surfaced raising our concern regarding a borrowing relationship comprised of multiple affiliated funds (collectively referred to as the "Borrower") with $10 million outstanding in commercial and industrial loans at December 31, 2015. These reports included, but were not limited to, information filed with the SEC by the Borrower disclosing that it is the subject of an ongoing investigation by the SEC and that its auditor had informed them that it would not stand for reappointment, although no disagreements were cited between the Borrower and its auditors.  Further, on February 18, 2016, we learned, through published news reports, that the Federal Bureau of Investigation served a search warrant at the Borrower's offices in connection with a law enforcement investigation of the Borrower.  Subsequent to this news, the Borrower experienced a significant sell-off in its publicly traded stock and trading was halted in that stock. Upon learning of these facts, we downgraded this credit to "substandard" during the first quarter of 2016.The borrowing relationship is secured by various assets, including multiple individual notes secured by various deeds of trust. Based on currently available information, we have concluded that it is probable that the Borrower will pay all balances due according to the contractual terms of the loans.  The borrowing relationship is not considered to be impaired and is being considered in our allowance for loan losses in accordance with our methodology.  No specific reserves have been set aside for this borrowing relationship at this time. The Company will continue to monitor this borrowing relationship.

The following table presents a five-year history of the allocation of the allowance for loan losses along with the percentage of total loans in each category.

	At December 31,
(Dollars in thousands)	2015		2014		2013		2012		2011
Real estate mortgage:
Commercial	$12,716	53%	$13,678	53%	$18,854	59%	$27,223	64%	$21,749	60%
One-to-four family
residential	700	9	712	6	850	7	861	6	1,016	5
Real estate construction	2,533	8	4,159	14	5,523	11	5,271	10	11,177	13
Commercial	9,965	29	9,614	25	10,985	20	12,604	18	9,827	20
Other	192	1	289	2	451	3	759	2	915	2
Total	$26,106	100%	$28,452	100%	$36,663	100%	$46,718	100%	$44,684	100%

The following table analyzes our allowance for loan losses for the periods indicated.

	For the Year Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Balance at beginning of period	$28,452	$36,663	$46,718	$44,684	$65,229

Loans charged-off:
Commercial real estate	489	1,400	806	2,167	71,066
One-to-four family residential	20	289	578	269	346
Real estate construction	21	655	(246)	-	62,070
Commercial	628	4,014	8,599	4,455	22,103
Other consumer	192	558	267	649	1,040
Total charge-offs	1,350	6,916	10,004	7,540	156,625

Recoveries:
Commercial real estate	282	3,733	171	58	411
One-to-four family residential	558	213	252	271	67
Real estate construction	47	-	4,527	1,972	1,521
Commercial	1,478	1,119	2,049	3,671	1,864
Other consumer	205	264	159	495	116
Total recoveries	2,570	5,329	7,158	6,467	3,979

Net loans charged-off (recovered)	(1,220)	1,587	2,846	1,073	152,646
Provision (credit) for loan losses	(3,566)	(6,624)	(7,209)	3,107	132,101
Balance at end of period	$26,106	$28,452	$36,663	$46,718	$44,684

Portfolio loans:
End of period balance	$1,771,976	$1,398,506	$1,267,843	$1,347,053	$1,724,793
Average balance	1,519,730	1,334,323	1,315,001	1,567,318	2,213,198
Ratio of allowance for loan losses to
portfolio loans at end of period	1.47%	2.03%	2.89%	3.47%	2.59%
Ratio of net charge-offs (recoveries) to average
portfolio loans during the period	(0.08)%	0.12%	0.22%	0.07%	7.01%

Short-term Borrowings

Our primary source of short-term borrowings is securities sold under agreements to repurchase.  During 2015, 2014, and 2013, no category of short-term borrowings had an average balance that exceeded 30% of ending shareholders’ equity.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of business, we make use of a number of different financial instruments to help meet the financial needs of our customers.  In accordance with GAAP, the full notional amounts of these transactions are not recorded in the accompanying consolidated financial statements and are referred to as off-balance sheet instruments.  These transactions and activities include commitments to extend lines of commercial and real estate mortgage credit and standby and commercial letters of credit and are discussed further in “Note 19 Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contractual Obligations” in the Notes to the Consolidated Financial Statements.

We have various contractual obligations that require future cash payment.  The following table presents, as of December 31, 2015, significant fixed and determinable contractual obligations to third parties by payment date. At December 31, 2015,  the notional or principal amount of such obligations are reflected on the Consolidated Statements of Financial Condition, with the exception of operating leases.

	Payments due by period
	Less than	1-3	3-5	Over
(Dollars in thousands)	1 Year	Years	Years	5 Years	Total
Deposits without stated maturity: (1)
Noninterest bearing	$596,494	$-	$-	$-	$596,494
Interest bearing	741,705	-	-	-	741,705
Time deposits (2)	391,147	139,642	17,294	489	548,572
Other borrowings (2)	86,799	25,719	-	-	112,518
Subordinated debentures (2)	1,752	3,503	3,503	73,647	82,405
Operating leases	2,781	2,721	2,050	2,450	10,002
Total	$1,820,678	$171,585	$22,847	$76,586	$2,091,696

(1)  Excludes Interest.

(2)  Includes interest.  Interest on variable rate obligations is shown at rates in effect at December 31, 2015.  The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates.  Future changes in market interest rates could materially affect the contractual amounts to be paid.

For additional information regarding contractual obligations, please see “Quantitative and Qualitative Disclosures about Market Risk” on page 50 and in the Notes to the Consolidated Financial Statements in this report, “Note 6 Premises and Equipment”, “Note 9 Deposits”, “Note 10 Borrowed Funds” “Note 11 Trust Preferred Securities and Subordinated Debentures”, and “Note 19 Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies”.

Capital Resources

At December 31, 2015, total shareholders’ equity was $296.1 million, compared to $270.8 million at December 31, 2014, an increase of $25.3 million.  The increase was primarily due to the $21.4 million of new stock issued related to the acquisition of Bancshares and $17.4 million of income, offset in part by a decrease in other comprehensive income (loss) of ($0.9) million, offset in part by $8.6 million in Treasury stock purchases for the year and $4.6 million in common stock dividends paid.  Net unrealized losses on available for sale investment securities and derivative instruments (net of tax) decreased to ($1.3) million at December 31, 2015, from $(0.4) million at December 31, 2014.

On August 14, 2014, our board of directors authorized the repurchase of up to 5%, or 990,000 shares, of our common stock,  pursuant to a share repurchase program which expired on August 14, 2015. On February 24, 2015, our board of directors authorized its second consecutive share repurchase program of up to 5.0% or 950,000 shares, of our common stock, which became effective upon the expiration of the first program on August 14, 2015.  On February 23, 2016, our board of directors authorized a third share repurchase program, authorizing the repurchase of up to another 5.0% of our common stock (expected to represent approximately 967,000 shares) effective upon the earlier of (i) the date we complete the repurchase of all of the shares we are authorized to repurchase under the current program, or (ii) August

14, 2016, which is the original expiration date of the current stock repurchase program. The share repurchases are expected to continue to be made primarily on the open market from time to time.  Repurchases under the program are available at the discretion of management based upon market, business, legal, and other factors.

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

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board.  The guidelines are commonly known as Risk-Based Capital Guidelines.  On December 31, 2015, we exceeded all applicable capital requirements, having a total risk-based capital ratio of 16.79%, a Tier 1 risk-based capital ratio of 15.53%, a Tier 1 leverage ratio of 14.41%, and a CET1 risk-based capital ratio of 13.21%.  Banking subsidiaries are also required to maintain capital ratios in accordance with guidelines adopted by their primary regulators.  The general regulatory minimums to be well-capitalized are a total capital to risk weighted assets ratio of 10.00%, a Tier I risk-based capital ratio of 8.00%, CET1 risk-based capital ratio of 6.5%, and a Tier 1 leverage ratio of 5.00%.  As of December 31, 2015, we and Bank SNB each met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of us or Bank SNB by Federal bank regulators.  See “Dividend Restrictions”  on page 47 of this report.

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

The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2015:

(Dollars in thousands)	Amount
Three months or less (1)	$83,284
Over three through six months (1)	54,080
Over six through 12 months (1)	88,618
Over 12 months	85,556
Total	$311,538

(1) The amount of certificates of deposits of $100,000 and more that matures within 12 months is $225.9 million.

The following table illustrates, during the years presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated.  Average assets totaled $2.1 billion in 2015, $1.9 billion in 2014, and $2.0 billion in 2013.

	Percentage of Total Average Assets
	2015	2014
Sources of Funds:
Deposits:
Noninterest-bearing demand	25.20%	23.25%
Interest-bearing demand and money market accounts	30.49	29.13
Time and savings deposits	24.47	26.45
Other borrowings	3.49	4.29
Subordinated debentures	2.29	2.40
Other liabilities	0.63	0.55
Equity capital	13.43	13.93
Total	100.00%	100.00%

Uses of Funds:
Loans	73.07%	69.07%
Investment securities	18.50	19.67
Other interest-earning assets	5.12	8.83
Noninterest-earning assets	3.31	2.43
Total	100.00%	100.00%

Sources and uses of cash are presented in the Consolidated Statements of Cash Flows on page 57 of this report.  Total cash and cash equivalents decreased by $62.8 million to $78.1 million in 2015 from $140.9 million at year-end 2014.  This decrease was the net result of cash used in investing activities of $194.4 million, primarily from purchases of available for sale securities and bank owned life insurance and loans originated, net of principal payments,  offset by cash provided by operating activities of $14.9 million and cash provided by financing activities of $116.7 million, primarily from increased deposits and other borrowings.

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

Our methodology for assessing the appropriateness of the allowance is in accordance with regulatory guidelines and GAAP, as described in “Provision for Loan Losses” on page 35 and in “Note 1 Summary of Significant Accounting and Reporting Policies” in the Notes to the Consolidated Financial Statements.

Goodwill and Other Intangible Assets – Goodwill and other intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate impairment.  Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of our reporting units compared with its carrying value. We define reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed.  As of December 31, 2015, we have nine reporting units.  If the carrying value exceeds the fair value of a reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment.

Other identifiable intangible assets are amortized on an accelerated basis over the years expected to be benefited, which we believe are up to ten years.  These amortizable intangible assets are reviewed for impairment if circumstances indicate their carrying value may not be recoverable based on a comparison to fair value.  See “Note 7 Goodwill and Other Intangible Assets” in the Notes to the Consolidated Financial Statements for further information.

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

Income tax expense or benefit is estimated based on amounts expected to be owed to the various tax jurisdictions in which we conduct business.  On a quarterly basis, management assesses the reasonableness of our effective tax rate based upon the current estimate of the amount and components of net income, tax credits and the applicable statutory tax rates expected for the full year.  The tax expense or benefit is allocated among continuing operations and other comprehensive income (loss), as applicable.  See “Note 13 Taxes on Income” in the Notes to the Consolidated Financial Statements for further information.

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

The following table shows our interest rate sensitivity gaps for selected maturity or repricing periods at December 31, 2015:

	0 to 3	4 to 12	Over 1 to	Over
(Dollars in thousands)	Months	Months	5 Years	5 Years	Total
Rate-sensitive assets:
Total loans	$802,615	$115,671	$603,299	$257,844	$1,779,429
Investment securities	101,077	27,149	98,683	185,219	412,128
Other investments at costs	10,383	-	-	-	10,383
Due from banks	53,158	-	-	-	53,158
Total	967,233	142,820	701,982	443,063	2,255,098

Rate-sensitive liabilities:
Money market deposit accounts	534,357	-	-	-	534,357
Time deposits	141,871	249,817	153,769	449	545,906
Savings accounts	56,333	-	-	-	56,333
Interest-bearing demand	151,015	-	-	-	151,015
Other borrowings	85,927	-	25,000	-	110,927
Subordinated debentures (1)	51,548	-	-	-	51,548
Total	1,021,051	249,817	178,769	449	1,450,086

Interest sensitivity gap	$(53,818)	$(106,997)	$523,213	$442,614	$805,012

Cumulative interest sensitivity gap	$(53,818)	$(160,815)	$362,398	$805,012	$805,012
Percentage of rate-sensitive assets
to rate-sensitive liabilities	94.73%	57.17%	392.68%	98,677.73%	155.51%
Percentage of cumulative gap to
total assets	(2.28)%	(6.82)%	15.38%	34.15%	34.15%

 (1) The SBI Capital Trust II preferred securities have an associated interest rate swap contract in the amount of $25 million with a  fixed interest rate of 6.15%.  The swap is a hedging instrument that in essence establishes a fixed interest rate until the contract expires on April 7, 2018.   Please see “Note 12 Derivative Instruments” in the Notes to the Consolidated Financial Statements.

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

Estimated Change in Net Interest Income

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp

December 31, 2015	15.27%	9.43%	3.41%
December 31, 2014	11.96%	7.10%	2.31%

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

Estimated Change in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

December 31, 2015	7.37%	4.35%	0.98%
December 31, 2014	2.56%	1.09%	(0.52)%

As of December 31, 2015, the economic value of equity measure improved in each of the three rising interest rate scenarios when compared to the December 31, 2014 percentages.  The measured changes in economic value of equity for all scenarios are in compliance with the established policy limits.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

Audit Committee, Board of Directors and Shareholders

Southwest Bancorp, Inc.

Stillwater, Oklahoma

We have audited the accompanying consolidated statement of financial condition of Southwest Bancorp, Inc. (the Company) as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2015.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of PCAOB, the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013 edition), issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD LLP

Oklahoma City, Oklahoma

March 7, 2016

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

The Board of Directors and Shareholders of Southwest Bancorp, Inc.

We have audited the accompanying Consolidated Statements of Financial Condition of Southwest Bancorp, Inc. as of  December  31,  2014,  and  the  related  Consolidated  Statements  of  Operations,  Comprehensive  Income,  Shareholders’  Equity, and Cash Flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management.  Our  responsibility  is  to  express  an  opinion  on  these  financial  statements based on our audits.

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

In  our  opinion,  the  financial  statements  referred  to  above  present  fairly,  in  all  material  respects,  the  consolidated financial position of Southwest Bancorp, Inc. at December 31, 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

March 10, 2015

SOUTHWEST BANCORP, INC.

Consolidated Statements of Financial Condition

	At December 31,
(Dollars in thousands)	2015	2014
Assets:
Cash and due from banks	$24,971	$19,705
Interest-bearing deposits	53,158	121,231
Cash and cash equivalents	78,129	140,936
Securities held to maturity (fair values of $12,282 and $12,880, respectively)	11,797	12,362
Securities available for sale (amortized cost of $401,136 and $352,275, respectively)	400,331	353,231
Loans held for sale	7,453	1,485
Loans receivable	1,771,976	1,398,506
Less: Allowance for loan losses	(26,106)	(28,452)
Net loans receivable	1,745,870	1,370,054
Accrued interest receivable	5,767	4,723
Non-hedge derivative asset	1,793	787
Premises and equipment, net	23,819	18,588
Other real estate	2,274	3,097
Goodwill	13,467	1,214
Other intangible assets, net	6,615	3,927
Bank owned life insurance	27,676	-
Other assets	32,031	31,630
Total assets	$2,357,022	$1,942,034

Liabilities:
Deposits:
Noninterest-bearing demand	$596,494	$496,128
Interest-bearing demand	151,015	122,342
Money market accounts	534,357	461,679
Savings accounts	56,333	32,795
Time deposits of $100,000 or more	311,538	198,952
Other time deposits	234,368	222,103
Total deposits	1,884,105	1,533,999
Accrued interest payable	867	769
Non-hedge derivative liability	1,793	787
Other liabilities	11,684	9,920
Other borrowings	110,927	79,380
Subordinated debentures	51,548	46,393
Total liabilities	2,060,924	1,671,248
Shareholders' equity:
Common stock - $1 par value; 40,000,000 shares authorized;
21,138,028 and 19,810,877 shares issued, respectively	21,138	19,811
Additional paid-in capital	121,966	101,245
Retained earnings	173,210	160,427
Accumulated other comprehensive loss	(1,290)	(395)
Treasury stock, at cost; 1,131,226 and 617,818 shares, respectively	(18,926)	(10,302)
Total shareholders' equity	296,098	270,786
Total liabilities and shareholders' equity	$2,357,022	$1,942,034

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Consolidated Statements of Operations

	For the year ended December 31,
(Dollars in thousands, except earnings per share data)	2015	2014	2013
Interest income:
Interest and fees on loans	$67,644	$64,224	$66,162
Investment securities:
U.S. Government and agency obligations	1,186	1,490	1,745
Mortgage-backed securities	3,326	3,459	3,481
State and political subdivisions	1,212	1,171	1,203
Other securities	835	1,026	918
Other interest-earning assets	280	422	405
Total interest income	74,483	71,792	73,914

Interest expense:
Interest-bearing demand	153	146	148
Money market accounts	830	620	790
Savings accounts	44	38	44
Time deposits of $100,000 or more	910	1,428	2,338
Other time deposits	1,861	1,423	2,239
Other borrowings	984	900	892
Subordinated debentures	2,284	2,233	4,813
Total interest expense	7,066	6,788	11,264

Net interest income	67,417	65,004	62,650

Provision (credit) for loan losses	(3,566)	(6,624)	(7,209)
Net interest income after provision (credit) for loan losses	70,983	71,628	69,859

Noninterest income:
Service charges and fees	9,995	10,222	10,491
Other noninterest income	2,121	898	503
Gain on sale of bank branches, net	-	4,378	-
Gain on sales of mortgage loans, net	2,179	1,549	2,649
Gain on sales/calls of investment securities, net	162	1,884	-
Total noninterest income	14,457	18,931	13,643

Noninterest expense:
Salaries and employee benefits	34,850	31,830	31,877
Occupancy	9,359	9,193	9,114
Data processing	2,178	1,776	1,665
FDIC and other insurance	1,353	1,305	1,764
Other real estate, net	161	594	(1,098)
General and administrative	10,339	12,214	11,989
Total noninterest expense	58,240	56,912	55,311
Income before taxes	27,200	33,647	28,191
Taxes on income	9,793	12,617	10,756
Net income	$17,407	$21,030	$17,435
Net income available to common shareholders	$17,407	$21,030	$17,435

Basic earnings per common share	$0.90	$1.07	$0.89
Diluted earnings per common share	0.90	1.06	0.88
Common dividends declared per share	0.24	0.16	-

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Consolidated Statements of Comprehensive Income

	For the year ended December 31,
(Dollars in thousands)	2015	2014	2013

Net income	$17,407	$21,030	$17,435

Other comprehensive income:
Unrealized gain (loss) on available for sale securities	(1,599)	5,784	(8,942)
Reclassification adjustment for net gains arising during the period	(162)	(1,884)	-
Change in fair value of derivative used for cash flow hedge	216	381	1,228
Other comprehensive income (loss), before tax	(1,545)	4,281	(7,714)
Tax (expense) benefit related to items of other comprehensive
income (loss)	650	(1,665)	2,975
Other comprehensive income (loss), net of tax	(895)	2,616	(4,739)
Comprehensive income	$16,512	$23,646	$12,696

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Consolidated Statements of Cash Flows

	For the year ended December 31,
(Dollars in thousands)	2015	2014	2013
Operating activities:
Net income	$17,407	$21,030	$17,435
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(3,566)	(6,624)	(7,209)
Adjustments to other real estate	63	576	2,222
Deferred tax expense	2,116	9,180	10,220
Asset depreciation	2,468	2,829	2,450
Securities premium amortization, net of discount accretion	2,658	2,624	3,454
Amortization of intangibles	1,085	780	1,315
Restricted stock amortization expense	1,139	210	742
Net gain on sales/calls of investment securities	(162)	(1,884)	-
Net gain on sales of mortgage loans	(2,179)	(1,549)	(2,649)
Net (gain) loss on sales of premises/equipment	(16)	19	195
Net (gain) loss on sales of other real estate	123	(200)	(3,897)
Net gain from sale of bank branches	-	(4,378)	-
Bank owned life insurance	(523)	-	-
Proceeds from sales of held for sale loans	105,648	83,258	121,020
Held for sale loans originated for resale	(110,161)	(75,887)	(129,699)
Net changes in assets and liabilities:
Accrued interest receivable	(254)	311	1,030
Other assets	(1,155)	(3,569)	5,969
Income tax receivable / payable	(731)	(583)	24,618
Excess tax expense from share-based payment arrangements	-	(2)	(15)
Accrued interest payable	57	(76)	(284)
Other liabilities	915	638	(1,678)
Net cash provided by operating activities	14,932	26,703	45,239
Investing activities:
Proceeds from sales of available for sale securities	-	1,419	2,744
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	2,060	2,250	5,000
Available for sale securities	98,904	79,282	108,498
Redemptions of other investments	-	696	391
Purchases of held to maturity securities	(1,629)	(1,725)	(5,250)
Purchases of available for sale securities	(115,710)	(51,344)	(140,473)
Purchases of bank owned life insurance	(20,000)	-	-
Loans originated, net of principal repayments	(169,426)	(166,971)	113,588
Cash outflows from sale of bank branches, net	-	(94,806)	-
Cash received in business combinations, net of cash paid	12,284	-	-
Purchases of premises and equipment	(2,177)	(2,096)	(1,855)
Proceeds from sales of premises and equipment	76	99	68
Proceeds from sales of other real estate	1,185	1,401	16,645
Net cash provided by (used in) investing activities	(194,433)	(231,795)	99,356
Financing activities:
Net increase (decrease) in deposits	104,876	80,488	(125,492)
Net increase (decrease) in other borrowings	24,367	(1,253)	10,270
Net proceeds from issuance of common stock	682	385	229
Repurchase of common stock warrant	-	-	(2,287)
Purchases of treasury stock	(8,624)	(10,302)	-
Redemption of trust preferred securities	-	-	(35,570)
Excess tax expense from share-based payment arrangements	-	2	15
Common stock dividends paid	(4,607)	(3,131)	-
Net cash provided by (used in) financing activities	116,694	66,189	(152,835)
Net decrease in cash and cash equivalents	(62,807)	(138,903)	(8,240)
Cash and cash equivalents:
Beginning of period	140,936	279,839	288,079
End of period	$78,129	$140,936	$279,839
The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

					Accumulated		Total
			Additional		Other		Share-
(Dollars in thousands,	Common Stock		Paid-in	Retained	Comprehensive	Treasury	holders'
except per share data)	Shares	Amount	Capital	Earnings	Income Gain/(Loss)	Stock	Equity
Balance, December 31, 2012	19,529,705	$19,530	$99,705	$125,093	$1,728	$-	$246,056
Warrant repurchase	-	-	(2,287)	-	-	-	(2,287)
Net common stock issued under employee
plans and related tax expense	203,221	203	2,519	-	-	-	2,722
Other comprehensive loss,
net of tax	-	-	-	-	(4,739)	-	(4,739)
Net income	-	-	-	17,435	-	-	17,435
Balance, December 31, 2013	19,732,926	$19,733	$99,937	$142,528	$(3,011)	$-	$259,187
Dividends declared:
Common, $0.16 per share,	-	-	-	(3,131)	-	-	(3,131)
Net common stock issued under employee
plans and related tax expense	77,951	78	1,308	-	-	-	1,386
Other comprehensive income,
net of tax	-	-	-	-	2,616	-	2,616
Treasury shares purchased	(617,818)	-	-	-	-	(10,302)	(10,302)
Net income	-	-	-	21,030	-	-	21,030
Balance, December 31, 2014	19,193,059	$19,811	$101,245	$160,427	$(395)	$(10,302)	$270,786
Dividends declared:
Common, $0.24 per share,	-	-	-	(4,624)	-	-	(4,624)
Stock issued for Bancshares acquisition	1,213,985	1,214	20,152	-	-	-	21,366
Net common stock issued under employee
plans and related tax expense	113,166	113	569	-	-	-	682
Other comprehensive loss,
net of tax	-	-	-	-	(895)	-	(895)
Treasury shares purchased	(513,408)	-	-	-	-	(8,624)	(8,624)
Net income	-	-	-	17,407	-	-	17,407
Balance, December 31, 2015	20,006,802	$21,138	$121,966	$173,210	$(1,290)	$(18,926)	$296,098

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2015, 2014 and 2013

Note 1:  Summary of Significant Accounting and Reporting Policies

Organization and Nature of Operations – Southwest Bancorp Inc. (“we”, “our”, “us”, or “Southwest”), incorporated in 1981, is a financial holding company headquartered in Stillwater, Oklahoma engaged primarily in commercial and retail financial services in the states of Oklahoma, Texas, Kansas, and Colorado.  The accompanying consolidated financial statements include the accounts of Bank SNB, an Oklahoma banking corporation established in 1894, and the consolidated subsidiaries of Bank SNB.  Bank SNB is a  wholly owned, direct subsidiary of ours.    All significant intercompany balances and transactions have been eliminated in consolidation.

On October 9, 2015, we completed the acquisition of First Commercial Bancshares, Inc. (“Bancshares” or “FCBI”), through the merger of Bancshares with and into us (the “Merger”). The Merger was consummated pursuant to the Agreement and Plan of Reorganization (“the “Merger Agreement”) dated as of May 27, 2015. The Merger expands our presence in the Oklahoma City metro area with five additional branches, increasing our total to ten. It also expands our geographic footprint to Colorado with three branches in Denver and one in Colorado Springs.

As of the close of business on November 15, 2013, we effected an affiliated merger of our wholly-owned subsidiary banks, Bank of Kansas and Stillwater National Bank and Trust Company (“Stillwater National”), whereby Bank of Kansas merged with and into Stillwater National.  Stillwater National was rebranded Bank SNB (“Bank SNB”) in connection with the merger.  The consolidated bank offers customers a greater banking experience across our four state region and now does business in all markets under the new name, Bank SNB.  Bank SNB converted to an Oklahoma state-chartered member bank effective October 1, 2014.

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

Certain reclassifications have been made to prior year amounts on the Consolidated Statements of Operations to conform to current year presentation.

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

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from depository institutions, and federal funds sold.  Interest-bearing balances held at depository institutions were $53.2 million at December 31, 2015 and $121.2 million at December 31, 2014.  Federal funds sold are sold for one-to-four day periods.

Cash paid for interest totaled $7.0 million in 2015, $6.9 million in 2014, and $11.5 million in 2013.  Cash paid for income taxes totaled $7.1  million in 2015, $4.0 million in 2014, and $0.4 million in 2013.  Noncash transactions included stock issued for the acquisition of Bancshares of $21.4 million in 2015 and transfer of loans to other real estate totaling $0.3 million in 2015 and  $2.2 million in 2014 and $2.6 million in 2013.

Bank SNB is required by the FRB to maintain average reserve balances.  Cash and cash equivalents in the Consolidated Statements of Financial Condition include restricted amounts of $7.0 million and $2.0 million at December 31, 2015 and December 31, 2014, respectively.

Investment Securities – Investments in debt and equity securities are identified as held to maturity or available for sale based on management considerations of asset/liability strategy, changes in interest rates and prepayment risk, the need to increase liquidity, and other factors, including management’s intent and ability to hold securities to maturity.  We have the ability and intent to hold to maturity our investment securities classified as held to maturity.  We had no investments held for trading purposes for any period presented.  Under certain circumstances (including the deterioration of the issuer’s creditworthiness, a change in tax law, or statutory or regulatory requirements), we may change the investment security classification.  The classifications we utilize determine the related accounting treatment for each category of investments.  Available for sale securities are accounted for at fair value with unrealized gains or losses, net of taxes, excluded from operations and reported as accumulated other comprehensive income or loss.  Held to maturity securities are accounted for at amortized cost.  Securities with limited marketability, such as FRB stock, FHLB stock, and certain other investments, are carried at cost and included in other assets.

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

Loans – Interest on loans is accrued and credited to operations based upon the principal amount outstanding.  Loan origination fees and certain costs of originated loans are amortized as an adjustment to the yield over the term of the loan.  Net unamortized deferred loan fees were $1.5 million at December 31, 2015 and $1.0 million at 2014.  Loans are reported at the principal balance outstanding net of the unamortized deferred loan fees.

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

Loans Held for Sale -- We originate real estate mortgage loans for either portfolio investment or sale in the secondary market.  During the period of origination, real estate mortgage loans are designated as held either for investment purposes or sale.  Mortgage loans held for sale are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan.

Loans Acquired through Business Combination with Deteriorated Credit Quality  – The accounting guidance of ASC 310.30, Loan and Debt Securities Acquired with Deteriorated Credit Quality,  applies to loans acquired in a business combination that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that we will be unable to collect all contractually required payment receivables.  In accordance with this guidance, these loans are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance.  The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield”, is recognized as interest income over the life of the loan using a method that approximates the level-yield method.  Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference”, are not recognized as a yield adjustment, a loss accrual, or a valuation allowance.  Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life.  Decreases in expected cash flows are recognized as impairments.  Valuation allowances on these impaired loans reflect only losses incurred after the acquisition.

Loss Share Receivable – Bank SNB and the FDIC entered into loss sharing agreements that provided Bank SNB with significant protection against credit losses from loans and related assets acquired in the FNBA FDIC-assisted transaction.  Under these agreements, the FDIC reimbursed Bank SNB 80% of net losses up to $35.0 million on covered assets, primarily acquired loans and other real estate, and 95% of any net losses above $35.0 million.  Bank SNB serviced the covered assets.  The loss sharing agreement had a term of ten years for one-to-four family residential loans and five years for all other loan types. The five-year period for other loans expired June 30, 2014. The expected payments from the FDIC under the loss sharing agreements are recorded as part of loans receivable in our Consolidated Statements of Financial Condition.  As of December 31, 2015, the loss share receivable is zero.  On April 10, 2015, Bank SNB entered into an agreement with the FDIC to terminate these loss sharing agreements with the FDIC.  All future recoveries, charge-offs, and expenses related to these covered assets are now recognized entirely by Bank SNB.

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

The specific component relates to loans that are individually classified as impaired.  Loans deemed to be impaired are evaluated on an individual basis consistent with ASC 310.10.35, Receivables:  Subsequent Measurement.  The amount and level of the impairment allowance is ultimately determined by management’s estimate of the amount of expected future cash flows or, if the loan is collateral dependent, on the value of the collateral, which may vary from period to period depending on changes in the financial condition of the borrower or changes in the estimated value of the collateral.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and deemed as impaired, and classified as nonperforming, potential problem, or performing restructured as applicable.  Charge-offs against the allowance for impaired loans are made when and to the extent the loan is deemed uncollectible.

The general component of the allowance is calculated based on ASC 450, Contingencies.  Loans not evaluated for specific allowance are segmented into loan pools by type of loan.  The commercial real estate and real estate construction pools are further segmented by the market in which the loan collateral is located.  Our primary markets are Oklahoma, Texas, Kansas, and Colorado, and loans secured by real estate in those states are included in the “in-market”

pool, with the remaining defaulting to the “out-of-market” pool.  Estimated allowances are based on historical loss trends with adjustments factored in based on qualitative risk factors both internal and external to us.  The historical loss trend is determined by loan pool and segmentation and is based on the actual loss history experienced by us over the most recent three years.  The qualitative risk factors include, but are not limited to, economic and business conditions, changes in lending staff, lending policies and procedures, quality of loan review, changes in the nature and volume of the portfolios, loss and recovery trends, asset quality trends, and legal and regulatory considerations.

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

The reserve for unfunded loan commitments is a liability on our Consolidated Statements of Financial Condition in other liabilities.  The reserve is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment.  At December 31, 2015 and 2014 the balance was $2.4 million.

Premises and Equipment – Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are recorded on a straight-line basis over the estimated useful life of each asset.  Useful lives range from 10 years to 40 years for buildings and improvements, and 3 years to 10 years for furniture, fixtures, and equipment.  We review the carrying value of long-lived assets used in operations when changes in events or circumstances indicate that the assets might have become impaired.  If circumstances required, the review would initially include a comparison of carrying value to the undiscounted cash flows estimated to be generated by those assets.  If this review indicates that an asset is impaired, we would record a charge to operations to reduce the asset’s carrying value to fair value, which is based on estimated discounted cash flows.  Long-lived assets that are held for disposal are valued at the lower of the carrying amount or fair value less costs to sell.

Other Real Estate – Assets acquired through or instead of loan foreclosure are considered other real estate.  Other real estate is initially recorded at the lesser of the carrying value or fair value less the estimated costs to sell the asset.  Write-downs of carrying value required at the time of foreclosure are recorded as a charge to the allowance for loan losses.  Costs related to the development of such real estate are capitalized, and costs related to holding the property are expensed.  Foreclosed property is subject to periodic revaluation based upon estimates of fair value.  In determining the valuation of other real estate, management obtains independent appraisals for significant properties.  Valuation adjustments are provided, as necessary, by charges to operations.  Profits and losses from operations or sales of foreclosed property are recognized as incurred. At December 31, 2015 and 2014, the balances of other real estate were $2.3  million and $3.1 million, respectively.

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

Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired and is assigned to reporting units.  Goodwill is not amortized, but is tested for impairment at least annually or more frequently if conditions indicate impairment may exist.  The evaluation of possible impairment involves significant judgment based upon short-term and long-term projections of future performance of each reporting unit.

Core deposit intangibles are amortized using an economic life method based on deposit attrition.  As a result, amortization will decline over time with most of the amortization occurring during the initial years.  The net book value of core deposit intangibles is adjusted for applicable branch sales, if any, and is evaluated for impairment when economic conditions indicate impairment may exist.

When real estate mortgage loans and other loans are sold with servicing retained, an intangible servicing right is initially capitalized based on estimated fair value at the point of origination with the income statement effect recorded in gains on sales of loans.  The servicing rights are amortized over the period of estimated net servicing income.  Impairment of loan servicing rights is assessed based on the fair value of those rights.  We review the carrying value of loan servicing rights quarterly for impairment.  At least annually, we obtain estimates of fair value from outside sources to corroborate the results of the valuation model.  At December 31, 2015 and 2014, the fair values of loan servicing rights were $3.7 million and $3.5 million, respectively.

Fair Value Measurements – ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  In general, fair values of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and our creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.

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

Our qualified customers have the opportunity to participate in our interest rate swap program for the purpose of managing interest rate risk on their variable rate loans with us.  If we enter into such agreements with customers, then offsetting agreements are executed between us and approved dealer counterparties to minimize our market risk from changes in interest rates.  The counterparty contracts are identical to customer contracts in terms of notional amounts, interest rates, and maturity dates, except for a fixed pricing spread or fee paid to us by the dealer counterparty.  These interest rate swaps carry varying degrees of credit, interest rate and market or liquidity risks.  The fair value of such derivative instruments are recognized as either non-hedge derivative assets or liabilities in the Consolidated Statements of Financial Condition.

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

Earnings per Common Share –  ASC 260,  Earnings Per Share, provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  We have determined that our unvested restricted stock awards are participating securities.  Accordingly, earnings per common share is computed using the two-class method prescribed by ASC 260.  Using this method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which exclude the outstanding unvested restricted stock.  Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of stock options using the treasury stock method.  Stock options and warrants, where the exercise price was greater than the average market price of common shares, were not included in the computation of earnings per diluted share as they would have been antidilutive.  For the years ended December 31, 2015, 2014, and 2013 we had 0 in antidilutive options to purchase common shares, respectively.  In 2013, an antidilutive warrant to purchase 703,753 shares of common stock was repurchased.

A reconciliation of the weighted-average common shares used in the calculations of basic and diluted earnings per common share for the reported periods is provided at “Note 15 Earnings per Common Share”.

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

Note 2:  Acquisitions

On October 9, 2015, we completed the acquisition of Bancshares, through the merger of Bancshares with and into us (the “Merger”). The Merger was consummated pursuant to the Agreement and Plan of Reorganization (“the “Merger Agreement”) dated as of May 27, 2015. The Merger expands our presence in the Oklahoma City metro area with five additional branches, increasing our total to ten. It also expands our geographic footprint to Colorado with three branches in Denver and one in Colorado Springs.

Under the terms of the Merger Agreement, at the effective time of the Merger, all outstanding shares of Bancshares common stock were converted into the right to receive an aggregate merger consideration of $41.8 million, 51% paid in shares of our common stock, representing an aggregate 1,213,985 shares of our common stock, plus cash in lieu of any fractional shares, and 49% paid in cash in an aggregate amount equal to $20.4 million.

The Merger added  $301.5 million in assets, $202.4 million in loans, $245.2 million in deposits, $12.3 million in goodwill, and $2.7 million in core deposit intangible.

In connection with the Merger, First Commercial Bank was merged with and into Bank SNB, with Bank SNB the surviving bank, and all systems, products, and services were successfully integrated to our platform.

The following is a reconciliation of cash received from the acquisition of Bancshares as of the acquisition date:

(Dollars in thousands)
Fair value of assets acquired	$301,499
Liabilities assumed	(259,718)
Net assets acquired	41,781
Stock issued as consideration	(21,366)
Cash acquired	(32,699)
Cash received in business combination, net of cash paid	$(12,284)

The acquisition of the net assets of Bancshares constitutes a business combination as defined by the FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The following schedule is a breakdown of the assets acquired and liabilities assumed as of the acquisition date:

	First Commercial Bancshares, Inc.
	Acquired from Bancshares	Fair Value Adjustments	Fair Value
(Dollars in thousands)
Assets, Acquired
Cash and due from banks	$5,874	$-	$5,874
Interest-bearing deposits with other banks	17,196	-	17,196
Federal funds sold	9,629	-	9,629
Cash and cash equivalents	32,699	-	32,699
Investment securities	34,762	(184)	34,578
Loans	210,223	(7,790)	202,433
Allowance for loan losses	4,298	(4,298)	-
Total loans receivable	205,925	(3,492)	202,433
Bank premises and equipment, net	4,241	1,341	5,582
Cash value of life insurance	7,153	-	7,153
Accrued interest receivable	790	-	790
Deferred tax asset	1,650	15	1,665
Core deposit intangible	55	2,646	2,701
Other assets	1,644	-	1,644
Total assets acquired	$288,919	$326	$289,245

Liabilities, Assumed
Deposits
Demand and non-interest bearing	$101,464	$-	$101,464
Savings and interest-bearing transaction accounts	59,356	-	59,356
Time deposits	84,410	-	84,410
Total Deposits	245,230	-	245,230
Other borrowings	7,180	-	7,180
Accrued interest payable and other liabilities	1,833	320	2,153
Subordinated debentures	5,155	-	5,155
Total liabilities assumed	259,398	320	259,718

Equity
Equity	31,158	(31,158)	-
Total equity assumed	31,158	(31,158)	-

Total liabilities and equity assumed	$290,556	$(30,838)	$259,718

Net assets acquired			29,527
Purchase price			41,781
Goodwill			$12,254

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Cash and due from banks, interest-bearing deposits with other banks and federal funds sold– The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

Investment securities – Investment securities were acquired from Bancshares with a $0.2 million adjustment to market value based upon quoted market prices or other observable inputs.

Loans – Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns.

We evaluated $200.0 million of the loans purchased in conjunction with the acquisition in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs, and those loans were recorded with a $4.5 million discount. As a result, the fair value discount on these loans is being accreted into interest income over the weighted average life of the loans using a constant yield method. The remaining $7.8 million of loans evaluated were considered purchased credit impaired loans within the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and were recorded with a $3.3 million discount. These purchased credit impaired loans will recognize interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows.

Bank premises and equipment – Bank buildings and land were acquired with an adjustment to fair value. Other bank premises and equipment were acquired at the carrying amount of the assets.

Cash value of life insurance – Cash value of life insurance was acquired at market value.

Accrued interest receivable – Accrued interest receivable was acquired at market value.

Deferred tax asset – The current and deferred income tax assets and liabilities are recorded to reflect the differences in the carrying values of the acquired assets and assumed liabilities for financial reporting purposes and the cost basis for federal income tax purposes, at our estimated federal income tax rate of 36.00%.

Goodwill – The consideration paid as a result of the acquisition exceeded the fair value of the net assets acquired; therefore, the Company recorded $12.3 million of goodwill. Goodwill established prior to the acquisition was written off.

Core deposit intangible – This intangible asset represents the value of the relationships that Bancshares had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits. The Company recorded $2.7 million of gross core deposit intangible.

Other assets – Other assets were acquired at carrying value, which approximates market value.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. No fair value adjustment was applied for time deposits because the weighted average interest rate of Bancshare’s certificates of deposits were at the market rates for similar funding at the time of acquisition

Other borrowings – The fair value of other borrowings is estimated based on borrowing rates currently available to us for borrowings with similar terms and maturities.

Accrued interest payable and other liabilities – The fair value used represents the adjustment of certain estimated liabilities from Bancshares.

Subordinated debentures – Subordinated debentures were acquired at carrying value, which approximates market value.

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition. We will continue to review the estimated fair values of loans, deposits, property and equipment, intangible assets, and other assets and liabilities, and the assumed tax positions and contingencies. Our  operating results for the period ended December 31, 2015, include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date.

The following unaudited pro forma condensed financial information presents our results of operations, including the effects of the purchase accounting adjustments and acquisition expenses, had the acquisition taken place at the beginning of the period presented:

	For the year ended December 31,
	2015(1)	2014
(Dollars in thousands except per share data)
Interest income	$84,399	$84,710
Interest expense	8,049	8,236
Net interest income	76,350	76,474

Provision for loan losses	(3,080)	(6,398)

Non-interest income	16,292	21,439
Non-interest expense (2)	68,860	67,779
Income before taxes	26,862	36,532
Income taxes	9,601	13,646
Net income	17,261	22,886

Earnings allocated to participating securities	(258)	(253)
Numerator for earnings per common share	$17,003	$22,633

Earnings per share:
Basic	$0.90	$1.10
Diluted	0.89	1.09

Basic weighted average shares outstanding	18,975,450	20,631,471
Diluted weighted average shares outstanding	19,129,533	20,774,348

(1)  Subsequent to the Merger date, activity related to Bancshares contributed pre-tax revenues of $2.9 million and incurred pre-tax expenses of $1.2 million, resulting in $1.1 million total contribution to our net income.  We incurred pre-tax non-recurring expenses totaling $1.9 million, including: $0.5 million in personnel related expenses, $0.4 million in data processing expenses, $0.5 million in legal, accounting and investment banker expenses, and $0.5 million in marketing and other expenses.

(2) The 2015 pro forma non-interest expense is adjusted to exclude $2.5 million of pre-tax non-recurring expenses incurred by Bancshares prior to the Merger date attributed to the following: $0.7 million in employee related expenses, $0.4 million in legal expenses, and $1.4 million to discount a loan pursuant to a provision of the Merger Agreement.

Acquired Loans.  Changes in the carrying amounts and accretable yields for all ASC 310.30 loans were as follows for the year ended December 31, 2015 and 2014.

	For the year ended December 31,
	2015		2014
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$540	$4,971	$1,597	$16,427
Acquisition	(11)	4,396	-	-
Payments received	1	(1,814)	(18,681)	(11,049)
Transfers to other real estate / repossessed assets	541	-	-	-
Net charge-offs	-	(81)	(10)	(407)
Net reclassifications to / from nonaccretable amount	240	-	-	-
Accretion	(504)	442	(1,047)	-
Balance at end of period	$807	$7,914	$540	$4,971

Note 3:  Disposals

During the second quarter of 2014, we sold a bank branch in Overland Park, Kansas to Fidelity Bank in Wichita, Kansas, and branch banks in Anthony and Harper, Kansas to BancCentral, National Association, in Alva, Oklahoma. The sold branches had combined total deposits of $130.6 million and loans of $27.9 million.

These transactions resulted in a net gain of $4.4 million, which is included under noninterest income in the gain on sale of bank branches, not  as a separate line item on the Consolidated Statements of Operations.

Note 4:  Investment Securities

A summary of the amortized cost and fair values of investment securities follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At December 31, 2015
Held to Maturity:
Obligations of state and political subdivisions	$11,797	$488	$(3)	$12,282
Total	$11,797	$488	$(3)	$12,282

Available for Sale:
Federal agency securities	$78,363	$220	$(373)	$78,210
Obligations of state and political subdivisions	47,079	620	(134)	47,565
Residential mortgage-backed securities	240,804	936	(1,852)	239,888
Asset-backed securities	9,639	-	(224)	9,415
Corporate debt	25,251	148	(146)	25,253
Total	$401,136	$1,924	$(2,729)	$400,331

At December 31, 2014
Held to Maturity:
Obligations of state and political subdivisions	$12,362	$528	$(10)	$12,880
Total	$12,362	$528	$(10)	$12,880

Available for Sale:
Federal agency securities	$99,959	$359	$(772)	$99,546
Obligations of state and political subdivisions	32,760	519	(140)	33,139
Residential mortgage-backed securities	177,391	1,686	(850)	178,227
Asset-backed securities	9,608	-	(60)	9,548
Corporate debt	32,557	240	(26)	32,771
Total	$352,275	$2,804	$(1,848)	$353,231

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association.

Securities with limited marketability, such as FRB stock, FHLB stock, and certain other investments, are carried at cost and included in other assets on our Consolidated Statements of Financial Condition.  Total investments carried at cost were $10.4 million and $7.4 million at December 31, 2015 and 2014, respectively.  There are no identified events or changes in circumstances that may have a significant adverse effect on the investments carried at cost.

A comparison of the amortized cost and approximate fair value of our investment securities by maturity date at December 31, 2015 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
One year or less	$17,439	$17,290	$1,677	$1,675
More than one year through five years	270,730	270,250	5,623	5,784
More than five years through ten years	103,016	102,612	4,497	4,823
More than ten years	9,951	10,179	-	-
Total	$401,136	$400,331	$11,797	$12,282

The foregoing analysis assumes that our residential mortgage-backed securities mature during the period in which they are estimated to prepay.  No other prepayment or repricing assumptions have been applied to our investment securities for this analysis.

Gain or loss on sale of investments is based upon the specific identification method.  Sales of securities available for sale are as follows:

(Dollars in thousands)	2015	2014	2013
Proceeds from sales	$162	$2,545	$2,744
Gross realized gains	162	1,120	-
Gross realized losses	-	-	-

The following table shows securities with gross unrealized losses and their fair values by the length of time that the individual securities had been in a continuous unrealized loss position at December 31, 2015 and 2014.  Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
		Amortized cost of	Loss Existing for:		Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses
At December 31, 2015
Held to Maturity:
Obligations of state and political subdivisions	1	$1,677	$-	$(3)	$1,674
	1	$1,677	$-	$(3)	$1,674

Available for Sale:
Federal agency securities	14	$42,438	$(138)	$(235)	$42,065
Obligations of state and political subdivisions	14	11,765	(57)	(77)	11,631
Residential mortgage-backed securities	87	175,043	(1,247)	(605)	173,191
Asset-backed securities	3	9,639	(115)	(109)	9,415
Other Securities	6	14,987	(75)	(71)	14,841
Total	124	$253,872	$(1,632)	$(1,097)	$251,143

At December 31, 2014
Held to Maturity:
Obligations of state and political subdivisions	1	$1,718	$(10)	$-	$1,708
	1	$1,718	$(10)	$-	$1,708

Available for Sale:
Federal agency securities	13	$60,578	$(37)	$(735)	$59,806
Obligations of state and political subdivisions	8	10,076	-	(140)	9,936
Residential mortgage-backed securities	40	65,223	(110)	(740)	64,373
Asset-backed securities	3	9,608	(19)	(41)	9,548
Other Securities	2	9,571	(3)	(23)	9,545
Total	66	$155,056	$(169)	$(1,679)	$153,208

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time we expect to receive full value for the securities.  Furthermore, as of December 31, 2015, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that we will most likely not have to sell any such securities before a recovery of cost.  The declines in fair value were attributable to increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates.  Management does not believe any of the securities are impaired due to credit quality.  Accordingly, as of December 31, 2015, management believes the impairment of these investments is not deemed to be other-than-temporary.

As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, borrowings from the FHLB, and for other applicable purposes.  Securities with an amortized cost of $174.0 million and $218.5 million were pledged to meet such requirements at December 31, 2015 and 2014, respectively.  Any amount over-pledged can be released at any time.

Note 5:  Loans and Allowance for Loan Losses

We extend commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, Kansas, and Colorado.  Our commercial lending operations are concentrated in Oklahoma City, Dallas, Tulsa, and other metropolitan markets in Texas, Kansas, Oklahoma, and Colorado.  As a result, the collectability of our loan portfolio can be affected by changes in the economic conditions in those states and markets.  Please see “Note 20 Operating Segments” for more detail regarding loans by market.  At December 31, 2015 and 2014,  substantially all of our loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.

Due to the immateriality of the remaining balance of loans covered under the loss sharing agreement with the FDIC, covered and noncovered loans have been combined for reporting purposes. Prior period numbers have also been adjusted to reflect this change. This adjustment has no financial statement impact.

Our loan classifications were as follows:

(Dollars in thousands)	At December 31, 2015	At December 31, 2014
Real estate mortgage:
Commercial	$938,462	$752,971
One-to-four family residential	161,958	77,531
Real estate construction:
Commercial	129,070	186,659
One-to-four family residential	21,337	10,464
Commercial	507,173	350,410
Installment and consumer:
Guaranteed student loans	-	37
Other	21,429	21,919
	1,779,429	1,399,991
Less: Allowance for loan losses	(26,106)	(28,452)
Total loans, net	$1,753,323	$1,371,539

Concentrations of Credit.  At December 31, 2015, $425.7 million, or 24%, of our loans consisted of loans to individuals and businesses in the healthcare industry.  We do not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Loans Held for Sale.  We had loans which were held for sale of $7.5 million and $1.5 million at December 31, 2015 and 2014, respectively. The loans currently classified as held for sale, primarily residential mortgage loans, are carried at the lower of cost or market value.    A substantial portion of the one-to-four family residential loans and loan servicing rights, if not retained, are primarily sold to one investor.  These mortgage loans are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan.

Loan Servicing.  We earn fees for servicing real estate mortgages and other loans owned by others.  The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned.  The unpaid principal balance of real estate mortgage loans serviced for others totaled $432.3 million and $410.3 million at December 31, 2015 and 2014, respectively.  Loan servicing rights are capitalized based on estimated fair value at the point of origination.  The servicing rights are amortized over the period of estimated net servicing income.

Nonperforming / Past Due Loans.  The following table shows the recorded investment in loans on nonaccrual status.

	At December 31,
(Dollars in thousands)	2015	2014
Real estate mortgage:
Commercial	$3,543	$2,195
One-to-four family residential	1,729	1,100
Real estate construction:
Commercial	1,010	73
Commercial	13,491	5,907
Other consumer	85	1
Total nonaccrual loans	$19,858	$9,276

If interest on nonaccrual loans had been accrued, the interest income as reported in the accompanying Consolidated Statements of Operations would have increased by approximately $0.8 million, $0.7 million, and $1.2 million, for 2015, 2014, and 2013, respectively.

Net cumulative charge-offs against nonaccrual loans at December 31, 2015 and 2014 were $6.1 million and $6.0 million, respectively.

The following table shows the delinquency status of past due loans at the end of the respective reporting period.

		90 days and				Recorded loans
	30-89 days	greater	Total past		Total	> 90 days and
(Dollars in thousands)	past due	past due	due	Current	loans	accruing
At December 31, 2015
Real estate mortgage:
Commercial	$272	$3,992	$4,264	$934,198	$938,462	$449
One-to-four family residential	549	1,777	2,326	159,632	161,958	48
Real estate construction:
Commercial	-	1,010	1,010	128,060	129,070	-
One-to-four family residential	-	-	-	21,337	21,337	-
Commercial	278	13,491	13,769	493,404	507,173	-
Other	65	88	153	21,276	21,429	3
Total	$1,164	$20,358	$21,522	$1,757,907	$1,779,429	$500

At December 31, 2014
Real estate mortgage:
Commercial	$4,053	$2,195	$6,248	$746,723	$752,971	$-
One-to-four family residential	122	1,100	1,222	76,309	77,531	-
Real estate construction:
Commercial	2,177	73	2,250	184,409	186,659	-
One-to-four family residential	-	-	-	10,464	10,464	-
Commercial	1,159	6,044	7,203	343,207	350,410	137
Other	162	1	163	21,793	21,956	-
Total	$7,673	$9,413	$17,086	$1,382,905	$1,399,991	$137

Impaired Loans.  The following table presents loans individually evaluated for impairment by class of loans at the end of the respective reporting period.

	With No Specific Allowance		With A Specific Allowance
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Investment	Balance	Allowance
At December 31, 2015
Commercial real estate	$12,166	$15,747	$10,940	$10,940	$1,575
One-to-four family residential	1,688	2,195	185	186	11
Real estate construction	1,078	1,327	-	-	-
Commercial	4,095	5,430	9,844	15,968	2,526
Other	85	94	-	-	-
Total	$19,112	$24,793	$20,969	$27,094	$4,112

At December 31, 2014
Commercial real estate	$12,382	$14,752	$11,497	$11,556	$2,047
One-to-four family residential	1,115	1,833	-	-	-
Real estate construction	73	104	-	-	-
Commercial	2,624	2,887	4,315	10,673	1,822
Other	1	2	-	-	-
Total	$16,195	$19,578	$15,812	$22,229	$3,869

The following table presents the average recorded investment and interest income recognized on impaired loans for the year ended December 31, 2015, 2014, and 2013.

	As of and for the year ended December 31,
	2015		2014		2013
	Average		Average		Average
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(Dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Commercial real estate	$25,044	$970	$30,257	$968	$63,125	$2,112
One-to-four family residential	2,323	1	2,764	1	4,645	1
Real estate construction	997	-	222	-	2,801	-
Commercial	8,527	215	7,718	68	12,899	87
Other	51	-	16	-	129	-
Total	$36,942	$1,186	$40,977	$1,037	$83,599	$2,200

Included in interest income recognized on impaired loans are $1.2 million, $1.0 million, and $2.2 million,  for December 31, 2015, 2014, and 2013, respectively, in interest on accruing troubled debt restructurings.

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

Troubled debt restructured loans outstanding as of December 31, 2015 and 2014 are as follows:

	At December 31, 2015		At December 31, 2014
(Dollars in thousands)	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial real estate	$19,563	$448	$21,685	$1,082
One-to-four family residential	13	48	14	62
Commercial	659	5,796	1,032	655
Total	$20,235	$6,292	$22,731	$1,799

At December 31, 2015 and 2014,  we had no significant commitments to lend additional funds to debtors whose loan terms have been modified in troubled debt restructuring.

Loans modified as troubled debt restructurings that occurred during the year ended December 31, 2015 and 2014 are shown in the following tables:

	For the year ended December 31,
	2015		2014
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial real estate	-	$-	1	$5
Commercial	1	5,511	5	564
Total	1	$5,511	6	$569

The modifications of loans identified as troubled debt restructurings primarily related to payment extensions and/or reductions in the interest rate.  The financial impact of troubled debt restructurings is not significant.

As of December 31, 2015, there were no loans modified as a troubled debt restructuring which subsequently defaulted. As of December 31, 2014, there were no loans modified as a troubled debt restructuring which subsequently defaulted.  Default, for this purpose, is deemed to occur when a loan is 90 days or more past due or transferred to nonaccrual and is within twelve months of restructuring.

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

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans.  As of December 31, 2015 and 2014, based on the most recent analysis performed as of those dates, the risk category of loans by class is as follows:

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At December 31, 2015
Grade:
Pass	$902,034	$157,912	$148,811	$480,928	$21,284	$1,710,969
Special Mention	5,916	29	586	2,941	50	9,522
Substandard	30,512	4,017	1,010	18,848	95	54,482
Doubtful	-	-	-	4,456	-	4,456
Total	$938,462	$161,958	$150,407	$507,173	$21,429	$1,779,429

At December 31, 2014
Grade:
Pass	$690,791	$76,322	$194,670	$331,594	$21,849	$1,315,226
Special Mention	34,287	22	420	7,144	106	41,979
Substandard	27,594	1,154	2,033	6,725	1	37,507
Doubtful	299	33	-	4,947	-	5,279
Total	$752,971	$77,531	$197,123	$350,410	$21,956	$1,399,991

Allowance for Loan Losses.  The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment evaluation method as of December 31, 2015 and 2014.

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At December 31, 2015
Balance at beginning of period	$13,678	$712	$4,159	$9,614	$289	$28,452
Loans charged-off	(489)	(20)	(21)	(628)	(193)	(1,351)
Recoveries	282	558	47	1,479	205	2,571
Provision for loan losses	(755)	(550)	(1,652)	(500)	(109)	(3,566)
Balance at end of period	$12,716	$700	$2,533	$9,965	$192	$26,106

Allowance for loan losses ending balance:
Individually evaluated for impairment	$1,575	$11	$-	$2,526	$-	$4,112
Collectively evaluated for impairment	11,141	689	2,533	7,439	192	21,994
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$12,716	$700	$2,533	$9,965	$192	$26,106

Loans receivable ending balance:
Individually evaluated for impairment	$20,332	$695	$391	$13,396	$47	$34,861
Collectively evaluated for impairment	913,242	159,672	149,344	493,026	21,370	1,736,654
Acquired with deteriorated credit quality	4,888	1,591	672	751	12	7,914
Total ending loans balance	$938,462	$161,958	$150,407	$507,173	$21,429	$1,779,429

	Commercial	1-4 Family	Real Estate
	Real Estate	Residential	Construction	Commercial	Other	Total
At December 31, 2014
Balance at beginning of period	$18,854	$850	$5,523	$10,985	$451	$36,663
Loans charged-off	(1,400)	(289)	(655)	(4,014)	(558)	(6,916)
Recoveries	3,733	213	-	1,119	264	5,329
Provision for loan losses	(7,509)	(62)	(709)	1,524	132	(6,624)
Balance at end of period	$13,678	$712	$4,159	$9,614	$289	$28,452

Allowance for loan losses ending balances:
Individually evaluated for impairment	$2,047	$-	$-	$1,822	$-	$3,869
Collectively evaluated for impairment	11,631	712	4,159	7,792	289	24,583
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$13,678	$712	$4,159	$9,614	$289	$28,452

Loans receivable ending balance:
Individually evaluated for impairment	$23,907	$538	$104	$13,560	$2	$38,111
Collectively evaluated for impairment	725,635	75,598	196,905	336,818	21,953	1,356,909
Acquired with deteriorated credit quality	3,429	1,395	114	32	1	4,971
Total ending loans balance	$752,971	$77,531	$197,123	$350,410	$21,956	$1,399,991

	Commercial	1-4 Family	Real Estate
	Real Estate	Residential	Construction	Commercial	Other	Total
At December 31, 2013
Balance at beginning of period	$27,223	$861	$5,271	$12,604	$759	$46,718
Loans charged-off	(806)	(578)	246	(8,599)	(267)	(10,004)
Recoveries	171	253	4,527	2,049	158	7,158
Provision for loan losses	(7,734)	314	(4,521)	4,931	(199)	(7,209)
Balance at end of period	$18,854	$850	$5,523	$10,985	$451	$36,663

Allowance for loan losses ending balances:
Individually evaluated for impairment	$4,012	$-	$18	$3,863	$46	$7,939
Collectively evaluated for impairment	14,839	797	5,505	7,122	405	28,668
Acquired with deteriorated credit quality	3	53	-	-	-	56
Total ending allowance balance	$18,854	$850	$5,523	$10,985	$451	$36,663

Loans receivable ending balance:
Individually evaluated for impairment	$47,730	$456	$2,720	$10,297	$50	$61,253
Collectively evaluated for impairment	693,267	79,602	145,576	243,790	30,988	1,193,223
Acquired with deteriorated credit quality	11,282	3,930	198	971	46	16,427
Total ending loans balance	$752,279	$83,988	$148,494	$255,058	$31,084	$1,270,903

Note 6:  Premises and Equipment

Year-end premises and equipment were as follows:

	At December 31,
(Dollars in thousands)	2015	2014
Land	$6,630	$5,496
Buildings and improvements	25,219	20,967
Furniture, fixtures, and equipment	30,813	29,091
Construction/remodeling in progress	965	574
	63,627	56,128
Accumulated depreciation and amortization	(39,808)	(37,540)
Total premises and equipment, net	$23,819	$18,588

Depreciation of premises and equipment totaled $2.5 million in 2015,  $2.8 million in 2014, and $2.5 million in 2013.

We lease certain equipment and premises for our operations.  Future minimum annual rental payments required under operating leases, net of sublease agreements, that have initial or remaining lease terms in excess of one year as of December 31, 2015 were as follows:

(Dollars in thousands)
2016	$2,781
2017	1,491
2018	1,230
2019	1,073
2020	977
Thereafter	2,450
Total	$10,002

The total rental expense was $2.9 million, $2.4 million, and $2.6 million in 2015, 2014, and 2013, respectively.

Note 7:  Goodwill and Other Intangible Assets

We have recorded goodwill and other identifiable intangible assets associated with purchase business combinations.  Goodwill is not amortized, but is periodically evaluated for impairment.  We perform an annual goodwill impairment test each year and assess qualitative factors on a quarterly basis that would indicate events or circumstances that an impairment might have taken place.

Goodwill totaled $13.5 million at December 31, 2015, of which $12.5 million of goodwill is reported in the Oklahoma Banking segment and $1.0 million is reported in the Texas Banking segment. At December 31, 2014,  goodwill totaled $1.2 million, of which  $0.2 million of goodwill is reported in the Oklahoma Banking segment and $1.0 million is reported in the Texas Banking segment.  The increase in goodwill from 2014 to 2015 is a result of the acquisition of Bancshares. As a result of the transaction, $12.3 million of goodwill was recorded. Further information regarding operating segments can be found in “Note 20 Operating Segments”.

Based on our annual goodwill impairment test through December 31, 2015, management does not believe any of its goodwill is impaired as of December 31, 2015.  We did not recognize an impairment during the years ended December 31, 2015, 2014 and 2013.

The following table presents the gross carrying amount of other intangible assets and accumulated amortization.

	At December 31,
(Dollars in thousands)	2015	2014
Core deposit premiums	$6,119	$3,418
Less accumulated amortization	(3,225)	(2,889)
Core deposit premiums, net	2,894	529

Loan servicing rights	13,635	12,564
Less accumulated amortization	(9,914)	(9,166)
Loan servicing rights, net	3,721	3,398

Other intangible assets, net	$6,615	$3,927

Core deposit intangibles are amortized using an economic life method based on deposit attrition.  As a result, amortization will decline over time with most of the amortization occurring during the initial years.  The weighted average amortization period for core deposit intangibles is approximately 10 years.  Amortization expense related to core deposit intangibles totaled $0.3  million in 2015, $0.4  million in 2014, and $0.5 million in 2013.    The increase in core deposit intangibles from 2014 to 2015 is a result of the acquisition of Bancshares. As a result of the transaction,

$2.6 million of net core deposit intangibles was recorded. In addition, the impact of the Kansas branch sales in 2014 resulted in a $1.1 million reduction to core deposit intangibles.

During 2015,  2014, and 2013,  we had recorded loan servicing rights amortization expense of $0.7 million, $0.4 million, and $0.8 million, respectively.

The estimated aggregate future amortization expense for other intangible assets remaining as of December 31, 2015 is as follows:

(Dollars in thousands)	Core Deposit Premiums	Loan Servicing Rights	Total
2016	$593	$727	$1,320
2017	451	627	1,078
2018	391	518	909
2019	386	425	811
2020	386	343	729
Thereafter	687	1,081	1,768
	$2,894	$3,721	$6,615

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

The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies.  However, considerable judgment is required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amount we could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.  There were no significant changes in valuation methods used to estimate fair value during the year ended December 31, 2015.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2015 and 2014.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2015
Available for sale securities:
Federal agency securities	78,211	-	78,211	-
Obligations of state and political subdivisions	47,564	-	47,564	-
Residential mortgage-backed securities	239,888	-	239,888	-
Asset-backed securities	9,415	-	9,415	-
Corporate debt	25,253	137	25,116	-

Derivative asset	1,793		1,793
Derivative liability	(3,163)	-	(3,163)	-
Total	$398,961	$137	$398,824	$-

At December 31, 2014
Available for sale securities:
Federal agency securities	99,546	-	99,546	-
Obligations of state and political subdivisions	33,139	-	33,139	-
Residential mortgage-backed securities	178,227	-	178,227	-
Asset-backed securities	9,548	-	9,548	-
Corporate debt	32,771	142	32,629	-

Derivative asset	787	-	787	-
Derivative liability	(2,373)	-	(2,373)	-
Total	$351,645	$142	$351,503	$-

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

Impaired loans – Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from collateral.  Collateral values are estimated using Level 3 inputs based on third-party appraisals.  Certain other impaired loans are remeasured and reported through a specific valuation allowance allocation of the allowance for loan losses based upon the net present value of cash flows.

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

Core deposit premiums  – There has been no impairment during 2015 or 2014; therefore, no fair value adjustment was recorded through earnings.

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

Assets that are measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014 are summarized below.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs		Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)		(Level 3)
At December 31, 2015
Impaired loans at fair value :
Commercial real estate	$11,182	$-	$		$11,182
One-to-four family residential	185	-		-	185
Real estate construction	390	-		-	390
Commercial	9,845	-			9,845

Loans held for sale:
One-to-four family residential	7,453	-		7,453	-

Other real estate	2,274	-		-	2,274
Mortgage loan servicing rights	3,721	-		3,721	-
Total	$35,050	$-		$11,174	$23,876

At December 31, 2014
Impaired loans at fair value :
Commercial real estate	$11,762	$-	$		$11,762
Commercial	5,722	-			5,722

Loans held for sale:
One-to-four family residential	763	-		763	-
Government guaranteed commercial real estate	705	-		705	-
Other loans held for sale	17	-		17	-

Other real estate	3,097	-		-	3,097
Total	$22,066	$-		$1,485	$20,581

Impaired loans measured at fair value with a carrying amount of $25.9 million were written down to a fair value of $21.6 million, resulting in a life-to-date impairment of $4.3 million.  As of December 31, 2014, impaired loans measured at fair value with a carrying amount of $21.9 million were written down to the fair value of $17.5 million at December 31, 2014, resulting in a life-to-date impairment charge of $4.4 million.

As of December 31, 2015, other real estate assets were written down to their fair values, resulting in an impairment charge of approximately $0.1 million, which was included in noninterest expense for the year ended December 31, 2015.  In the prior year, other real estate assets were written down to their respective fair values, resulting an impairment charge of $0.6 million, which was included in noninterest expense for the year ended December 31, 2014.

As of December 31, 2015 and December 31, 2014, mortgage servicing rights were written down to their fair values, resulting in an impairment charge of $0.1 million and $0, respectively, which was included in noninterest expense.

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

Subordinated debentures – All subordinated debentures have floating rates that reset quarterly.  The fair value of the floating rate subordinated debentures approximates carrying value at December 31, 2015 and December 31, 2014.

The carrying values and estimated fair values of our financial instruments segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	At December 31, 2015		At December 31, 2014
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$78,129	$78,129	$140,936	$140,936
Securities held to maturity	11,797	12,282	12,362	12,880
Accrued interest receivable	5,767	5,767	4,723	4,723
Investments included in other assets	10,383	10,383	7,949	7,949
Level 3 inputs:
Total loans, net of allowance	1,753,323	1,728,114	1,371,539	1,303,047
Financial liabilities:
Level 2 inputs:
Deposits	1,884,105	1,780,954	1,533,999	1,450,540
Accrued interest payable	867	867	769	769
Other liabilities	10,314	10,314	8,334	8,334
Other borrowings	110,927	112,149	79,380	81,544
Subordinated debentures	51,548	51,548	46,393	46,393

Note 9:  Deposits

The following table summarizes deposits as of December 31, 2015 and 2014.

(Dollars in thousands)	2015	2014
Noninterest-bearing demand	$596,494	$496,128
Interest-bearing demand	151,015	122,342
Money market accounts	534,357	461,679
Savings accounts	56,333	32,795
Time deposits of $100,000 or more	311,538	198,952
Other time deposits	234,368	222,103
Total deposits	$1,884,105	$1,533,999

The total amount of overdrawn deposit accounts that were reclassified as loans at December 31, 2015 and 2014 was $0.3 million and $0.2 million, respectively.

The aggregate amounts of time deposits in denominations of $250,000 or more at December 31, 2015 and 2014 were $95.4 million and $44.6 million, respectively.

Some of our interest-bearing deposits were obtained through brokered transactions and we participate in the Certificate of Deposit Account Registry Service (“CDARS”).  CDARS deposits totaled $22.5 million at December 31, 2015 and $3.4 million at December 31, 2014.  There were capital market certificate of deposits of $17.3 million at December 31, 2015 and no  capital market certificate of deposits at December 31, 2014.

Scheduled time deposit maturities as of December 31, 2015 are as follows:

(Dollars in thousands)
2016	$392,831
2017	106,258
2018	29,887
2019	10,922
2020	5,559
Thereafter	449
Total time deposits	$545,906

Note 10:  Borrowed Funds

We have available various forms of other borrowings for cash management and liquidity purposes.  These forms of borrowings include short term federal funds purchased and securities sold under agreements to repurchase, and advances from the FHLB and the FRB.  The following table summarizes borrowed funds for the periods indicated:

	2015			2014
(Dollars in thousands)	Balance at December 31	Average Balance	Weighted Average Rate	Balance at December 31	Average Balance	Weighted Average Rate
Securities sold under repurchase
agreements	$37,273	$44,218	0.07%	$54,380	$57,965	0.05%
Federal Home Loan Bank advances	73,654	28,289	3.11	25,000	25,000	3.47
	$110,927			$79,380

We have approved federal funds purchase lines totaling $65.0 million with three financial entities.  We sell securities under agreements to repurchase with us retaining custody of the collateral.  Collateral consists of direct obligations of U.S. Government and Federal Agency issues, which are designated as pledged with our safekeeping agent.  The type of collateral required, the retention of the collateral, and the security sold, minimize our risk of exposure to loss.  These transactions are for one-to-four day periods.  At December 31, 2015 and 2014, the amount of collateral pledged is $58.9 million and $72.7 million, respectively. At December 31, 2015 and 2014,  no repurchase agreement exceeded 10% of equity capital.

We have entered into an agreement with the FHLB to obtain advances from the FHLB from time to time.  At December 31, 2015, the Bank SNB line of credit with the FHLB had an outstanding balance of $73.7 million.  The terms of the agreement are set forth in the Advance, Pledge and Security Agreement between Bank SNB and FHLB (the “Agreement”).  The FHLB requires that we pledge collateral on such advances.  Under the terms of the Agreement, the discounted value of the collateral, as defined by the FHLB, should at all times be at least equal to the amount borrowed by us.  Such advances outstanding are subject to a blanket collateral arrangement, which requires the pledging of eligible collateral to secure such advances.  Such collateral principally includes certain loans and securities.  At December 31, 2015 and 2014, loans pledged under the Agreement were $447.9 million and $528.4 million, and investment securities pledged (at carrying value) were $0 for both years.  Scheduled minimum future principal payments on the FHLB line of credit as of December 31, 2015 are as follows: $48.7 million in 2016 and $25.0 in 2017.

We are qualified to borrow funds from the FRB through their Borrower-In-Custody program.  Collateral under this program consists of pledged selected commercial and industrial loans.  Currently, the collateral will allow us to borrow up to $89.8  million.

Note 11:  Trust Preferred Securities and Subordinated Debentures

At December 31, 2015 and 2014,  we had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts.

At December 31, 2015
(Dollars in thousands)	Subordinated Debentures Owed to Trusts	Trust Preferred Securities of the Trusts	Rates	Final Maturity Date
OKSB Statutory Trust I	$20,619	$20,000	3.70%	June 26, 2033
SBI Capital Trust II	25,774	25,000	3.17%	October 7, 2033
FCBI Statutory Trust I	5,155	5,000	3.33%	September 4, 2033
	$51,548	$50,000

At December 31, 2014
(Dollars in thousands)	Subordinated Debentures Owed to Trusts	Trust Preferred Securities of the Trusts	Rates	Final Maturity Date
OKSB Statutory Trust I	$20,619	$20,000	3.35%	June 26, 2033
SBI Capital Trust II	25,774	25,000	3.08%	October 7, 2033
	$46,393	$45,000

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

On  September 4, 2003, FCBI Statutory Trust I sold to investors in a private placement offering $5.0 million of adjustable rate trust preferred securities (the “FCBI I  Trust Preferred”).  The FCBI I Trust Preferred bear interest, adjustable quarterly, at 90-day LIBOR plus 3.00%.  In addition to these adjustable rate securities, FCBI Statutory Trust I sold $0.2 million of trust common equity.  The aggregate proceeds of $5.2 million were used to purchase an equal principal amount of our adjustable rate subordinated debentures that bear interest, adjustable quarterly 90-day LIBOR plus 3.00% (the “FCBI I  Subordinated Debentures”).  The proceeds were available to us to increase capital and for general corporate purposes.  Interest payments on the FCBI I  Subordinated Debentures are deductible for federal income tax purposes. These trust preferred security and subordinated debentures were inherited with the acquisition of FCBI and were redeemed on February 8, 2016.

At December 31, 2015, we had an aggregate of $51.5 million of subordinated debentures outstanding and had an asset of $1.5 million representing our total investment in the common equity issued by the Trusts.  The sole assets of the Trusts are the subordinated debentures and the liabilities of the Trusts of the OKSB Trust Preferred and SBI II Trust Preferred.  We have, through various contractual arrangements, unconditionally guaranteed payment of all obligations of our Trusts with respect to our OKSB Trust Preferred and our SBI II Trust Preferred.

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

FCBI Statutory Trust I is a statutory trust created for the purpose of issuing the FCBI I Trust Preferred and purchasing the FCBI I Subordinated Debentures, which are its sole assets.  All trust assets were redeemed on February 8, 2016.

Each of the Trust Preferred issuances meets the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Trust Preferred and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital.  At December 31, 2015, $50.0 million of the Trust Preferred was included in Tier I capital.

We de-consolidate our investments in OKSB Statutory Trust I, SBI Capital Trust II, and FCBI Statutory Trust I (the “Trusts”) in this Annual Report.  Due to this required de-consolidation, the trust preferred securities are not presented on the Consolidated Statements of Financial Condition and the subordinated debentures are presented on the Consolidated Statements of Financial Condition as a separate liability category.

The terms of the debentures allow us to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty.  These terms also allow us to resume payments at the end of any deferral period, or to extend the deferral up to the maximum 20 quarters in total.  No deferral can extend past the maturity date of the debenture.

Note 12:  Derivative Instruments

We utilize derivatives instruments to manage exposure to various types of interest rate risk for us and our customers within policy guidelines. All derivative instruments are carried at fair value, in which credit risk is considered in determining fair value.

Derivative contracts involve the risk of dealing with institutional derivative counterparties and their ability to meet contractual terms.  Institutional counterparties must have an investment grade credit rating and be approved by our asset/liability management and executive loan committees.  Our credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps with each counterparty.  Access to collateral in the event of default is reasonably assured. Therefore, credit exposure may be reduced by the amount of collateral pledged by the counterparty.

Customer Risk Management Interest Rate Swaps

Our qualified customers have the opportunity to participate in our interest rate swap program for the purpose of managing interest rate risk on their variable rate loans with us.  We enter into such agreements with customers, then offsetting agreements are executed between us and approved dealer counterparties to minimize our market risk from changes in interest rates.  The counterparty contracts are identical to customer contracts in terms of notional amounts, interest rates, and maturity dates, except for a fixed pricing spread or fee paid to us by the dealer counterparty.  These interest rate swaps carry varying degrees of credit, interest rate and market or liquidity risks.  The fair value of these derivative instruments are recognized as either non-hedge derivative assets or liabilities in the Consolidated Statements of Financial Condition.

We have entered into nine customer interest rate swap agreements that effectively convert the loan interest rate from floating rate based on LIBOR to a fixed rate for the customer.  As of December 31, 2015, these loans had an outstanding balance of $101.6 million.  We have entered into offsetting agreements with dealer counterparties.  The following table summarizes the fair values of derivative contracts recorded as “non-hedge derivative assets” and “non-hedge derivative liabilities” in the Consolidated Statements of Financial Condition.

	As of December 31,2015		As of December 31,2014
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Non-hedge derivative assets	$101,629	$1,793	$34,322	$787
Non-hedge derivative liabilities	101,629	1,793	34,322	787

The margin rates to us in connection with these instruments are a contractual percentage over the one-month LIBOR or a minimal percentage under the prime rate as of December 31, 2015.  There was $4.6  million of collateral required to be posted by us as of December 31, 2015 to dealer counterparties. We posted securities to cover the collateral required. These interest rate swaps are not designated as hedging instruments.

Interest Rate Swap on Trust Preferred Securities

We have an interest rate swap agreement with a total notional amount of $25.0 million.  The interest rate swap contract was designated as a cash flow hedging instrument with the objective of protecting the overall cash flow from our quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven year period beginning February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month LIBOR.  Under the swap, we will pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85% on a total notional amount of $25.0 million, with quarterly settlements.  The rate received by us as of December 31, 2015  was 3.17%.

The estimated fair value of the interest rate derivative contract outstanding as of December 31, 2015 and 2014 resulted in a pre-tax loss of $1.4 million and $1.6 million, respectively, and was included in other liabilities in the Consolidated Statements of Financial Condition.

The effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument, a $0.1 million gain and a $0.3 million loss for the year ended December 31, 2015 and 2014, respectively, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense.  No ineffectiveness related to the interest rate derivative was recognized during either reporting period.

Net cash flows as a result of the interest rate swap agreement were $0.8 million for year ended December 31, 2015,  2014,  and 2013 and were included in interest expense on subordinated debentures.

The fair value of cash and securities posted as collateral by us related to the derivative contract was  $2.1 million at December 31, 2015 and 2014, respectively.

There are no credit-risk-related contingent features associated with our derivative contract.

Note 13:  Taxes on Income

The components of taxes on income follow:

	For the Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Current tax (benefit) expense:
Federal	$7,534	$3,251	$462
State	143	186	74
Deferred tax expense (benefit):
Federal	1,126	7,970	9,362
State	990	1,210	858
Taxes on income	$9,793	$12,617	$10,756

A reconciliation from the expected tax expense (benefit) using the U.S. Federal income tax rate of 35% to consolidated effective income tax expense (benefit) follows:

	For the Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Computed tax (benefit) expense at statutory rates	$9,520	$11,777	$9,867
Increase (decrease) in income taxes resulting from:
Benefit of income not subject to U.S. Federal income tax	(621)	(209)	(213)
Expenses not deductible for U.S. Federal income tax	220	129	96
State income taxes, net of Federal income tax benefit	736	907	749
Tax credit recapture	-	-	76
Other	(62)	13	181
Taxes on income	$9,793	$12,617	$10,756

The calculated year-to-date effective tax rate is  36.0% for 2015,  37.5%  for 2014, and 38.2% for 2013.

At December 31, 2013,  we had $10.7 million federal net operating loss carryforward expiring in 2031, $53.1 million of state net operating loss carryforward expiring in 2031, and $0.6 million of state net operating loss carryforward expiring in 2021.  In addition, we had $2.5 million alternative minimum tax credit that can be carried forward indefinitely.    During 2014, we fully utilized the remaining federal net operating loss carryforward and the alternative minimum tax credit that had been carried forward. At December 31, 2015,  we had $23.3 million of state net operating loss carryforward expiring in 2031.

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of certain income and expense items for financial statement reporting purposes.  A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.  It was determined that no valuation allowance is required for 2015.

Net deferred tax assets of $14.0 million and $14.1 million at December 31, 2015 and 2014, respectively, are reflected in the accompanying Consolidated Statements of Financial Condition in other assets.

Temporary differences that give rise to the deferred tax assets include the following:

	At December 31,
(Dollars in thousands)	2015	2014
Deferred tax assets:
Provision for loan losses	$10,291	$11,753
Net operating loss carryforward	858	1,310
Write-downs on other real estate	57	187
Nonaccrual loan interest	603	500
Deferred compensation & profit sharing accrual	711	204
Investments	311	303
Section 597 gain - FDIC-assisted acquisition	472	667
Accrued expenses	1,013	1,275
Loan purchase accounting adjustment	2,725	-
Stock-based compensation	629	258
Other	(2)	53
Total deferred tax assets	17,668	16,252

Deferred tax liabilities:
Accumulated depreciation	(2,877)	(2,133)
Amortizable assets	(1,089)	(116)
Dividend - Equity vs. Cost Method	(393)	(206)
Prepaid expenses	(109)	(123)
FHLB stock dividends	(132)	(73)
Total deferred tax liabilities	(4,600)	(2,393)
Deferred taxes payable on investment
securities available for sale	885	235
Net deferred tax asset	$13,953	$14,094

We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to U.S. federal or state tax examinations for years before 2012.  Additionally, as procedurally required, our company’s 2010 and 2011 federal returns were examined in connection with the 2011 net operating loss carryback and no adjustments were required.

Unrecognized Tax Benefits – ASC 740, Income Taxes, provides guidance on the recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties.  As of December 31, 2015, we have no unrecognized tax benefits related to Federal or State income tax matters and do not anticipate any changes within the next twelve months.  Additionally, no interest and penalties have been accrued related to uncertain tax positions.

Note 14:  Shareholders’ Equity

We have reserved for issuance 150,000 shares of common stock pursuant to the terms of the Employee Stock Purchase Plan.  The Employee Stock Purchase Plan allows our employees to acquire additional common shares through payroll deductions.  From July 1999 to August 2009, shares issued out of this plan came from treasury shares, subsequent shares issued came from the reserved shares. As of December 31, 2015,  59,873 new shares had been issued and 52,500 treasury shares had been reissued under this plan. As of December 31, 2014,  57,944 new shares had been issued and 52,500 treasury shares had been reissued under this plan.

We have reserved 800,000 shares of common stock pursuant to the terms of the 2008 Stock Plan.  The 2008 Stock Plan provides selected key employees with the opportunity to acquire common stock.  As of December 31, 2015, 512,101 new shares had been issued and  25,725 treasury shares had been reissued by the 2008 Stock Plan.    As of December 31, 2014,  400,864 new shares had been issued and  25,725 treasury shares had been reissued by the 2008 Stock Plan.

Stock Repurchase Program – On August 14, 2014, our board of directors authorized the repurchase of up to 5%, or 990,000 shares, of our common stock pursuant to a share repurchase program which expired on August 14, 2015. On February 24, 2015, our board of directors authorized its second consecutive share repurchase program of up to 5%, or 950,000 shares, of our common stock, which program became effective upon the expiration of the first program on August 14, 2015.  The share repurchases are expected to be made primarily on the open market from time to time.  Repurchases under the program are available at the discretion of management based upon market, business, legal, and other factors. During 2015, we repurchased 503,740 shares for a total of $8.5 million. During 2014, we repurchased 617,818 shares for a total of $10.3 million.

Note 15:  Earnings per Common Share

The following table shows the computation of basic and diluted earnings per common share:

(Dollars in thousands, except earnings per share data)	2015	2014	2013
Numerator:
Net income	$17,407	$21,030	$17,435
Preferred dividend	-	-	-
Net income	17,407	21,030	17,435
Earnings allocated to participating securities	(258)	(253)	(139)
Numerator for earnings per common share	$17,149	$20,777	$17,296

Denominator:
Denominator for basic earnings per common share	18,975,450	19,417,486	19,516,776
Dilutive effect of stock compensation	154,083	142,877	87,469
Denominator for diluted earnings per common share	19,129,533	19,560,363	19,604,245

Earnings per common share:
Basic	$0.90	$1.07	$0.89
Diluted	$0.90	$1.06	$0.88

At December 31, 2015 there were 38,145 anti-dilutive shares outstanding.

Note 16:  Capital Requirements and Regulatory Matters

We and Bank SNB are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our and Bank SNB’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we and Bank SNB must meet specific capital guidelines that involve quantitative measures of our and Bank SNB’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  Our and Bank SNB’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require us and Bank SNB to maintain minimum amounts of Total, Tier I Capital (as defined in the regulations), and CET1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I Capital (as defined) to average assets (as defined).

Management believes that, as of December 31, 2015 and December 31, 2014, we and Bank SNB met all capital adequacy requirements.

As of December 31, 2015 and December 31, 2014, Bank SNB was categorized as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, CET1 risk-based, and Tier I leverage ratios as set forth in the following table.

A summary of actual capital amounts and ratios as of December 31, 2015 are presented below.

			To Be Well Capitalized
			Under Prompt Corrective		For Capital
	Actual		Action Provisions		Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total CET1 Capital (to risk-weighted assets)
Southwest	$282,737	13.21%	$139,122	6.50%	$96,316	4.50%
Bank SNB	291,125	13.65	138,637	6.50	95,980	4.50
Total Capital (to risk-weighted assets)
Southwest	359,300	16.79	214,034	10.00	171,228	8.00
Bank SNB	317,865	14.90	213,288	10.00	170,631	8.00
Tier 1 Capital (to risk-weighted assets)
Southwest	332,468	15.53	171,228	8.00	128,421	6.00
Bank SNB	291,125	13.65	170,631	8.00	127,973	6.00
Tier 1 Leverage (to average assets)
Southwest	332,468	14.41	115,371	5.00	92,297	4.00
Bank SNB	291,125	12.66	114,939	5.00	91,951	4.00

A summary of actual capital amounts and ratios as of December 31, 2014 are presented below.

			To Be Well Capitalized
			Under Prompt Corrective		For Capital
	Actual		Action Provisions		Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Capital (to risk-weighted assets)
Southwest	$334,348	20.96%	$159,504	10.00%	$127,603	8.00%
Bank SNB	298,224	18.81	158,518	10.00	126,814	8.00
Tier 1 Capital (to risk-weighted assets)
Southwest	314,216	19.70	95,702	6.00	63,801	4.00
Bank SNB	278,214	17.55	95,111	6.00	63,407	4.00
Tier 1 Leverage (to average assets)
Southwest	314,216	16.45	95,534	5.00	76,428	4.00
Bank SNB	278,214	14.64	95,030	5.00	76,024	4.00

The approval of the Oklahoma State Banking Department and the Federal Reserve Bank is required if the total of all dividends declared by Bank SNB in any calendar year exceeds the total of its net profits of that year combined with its retained net profits of the preceding two years.  In addition, Bank SNB may not pay a dividend if, after paying the dividend, Bank SNB would be undercapitalized.

Note 17:  Employee Benefits

We sponsor a 401(k) defined contribution savings plan. The plan covers all employees who have completed one year of service and have attained the age of 21.  The plan is subject to the Employee Retirement Income Security Act of 1974, as amended.  This plan permits participants to make before or after-tax contributions in an amount not exceeding 90% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations.  We will make an annual nonelective contribution of 3% of eligible compensation.  We made contributions of $0.7  million, $0.6 million, and $1.0 million in 2015,  2014, and 2013, respectively.

Stock Options – We recorded no share-based compensation expense with respect to stock options for the years ended December 31, 2015, 2014, and 2013. The share-based compensation is calculated using the accrual method, which treats each vesting tranche as a separate award and amortizes expense evenly from grant date to vest date for each tranche.

There were no outstanding options as of December 31, 2015 and 2014.

No stock options were exercised in 2015, 2014 and 2013.

Restricted Stock - Restricted shares granted as of December 31, 2015, 2014 and 2013 was 585,049,  477,987, and 401,844, respectively.  We recognized $1.5 million for the year ended December 31, 2015 and $0.9 million for the year ended December 31, 2014 and $0.7 million for the year ended December 31, 2013, in compensation expense, related to all restricted shares outstanding.  At December 31, 2015, there was $2.0 million of total unrecognized compensation expense related to restricted shares granted under the 2008 Stock Plan. Of the total unrecognized compensation expense at December 31, 2015, $1.3 million will be recognized in 2016, and the remainder will be recognized the following two years.

The 2015 and 2014 grants of restricted stock have a vesting period between one to three years.  The restrictions on the shares expire one year after the award date or upon the earlier to occur of satisfaction of vesting conditions, a change in control of us, or the permanent and total disability or death of the participant.  We recognize compensation expense over the restricted period.

Supplemental Executive Retirement Plan – Through the acquisition of FCBI, we inherited a nonqualified supplemental executive retirement plan for certain officers. The plan is closed to any future employees and is funded by the bank owned life insurance acquired from FCBI. This plan provides for postretirement salary and life insurance benefits, as determined by the plan document. As of December 31, 2015, the accrued deferred compensation was $1.3 million.

Note 18:  Related Party Transactions

Directors and officers of us and Bank SNB were customers of, and had transactions with, us in the ordinary course of business, and similar transactions are expected in the future.  All loans included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and in management’s opinion did not involve more than normal risk of loss or present other unfavorable features.  Certain directors, and companies in which they have ownership interests, had indebtedness to us totaling $26.1  million and $9.1 million at December 31, 2015 and 2014, respectively.  During 2015, $41.2 million of new loans and advances on existing loans were made to these persons and repayments totaled $24.2 million.    During 2014, $7.1 million of new loans and advances on existing loans were made to these persons and repayments totaled $1.4 million.

At December 31, 2015 and 2014, directors, officers and other related parties had demand, non-interest bearing deposits of $2.1 million and $4.2 million, respectively, savings and interest-bearing transaction accounts of $14.0 million and $19.4 million, respectively, and time certificates of deposit of $0.5 million and $0 million, respectively.

Note  19:  Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies

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

The following table provides a summary of our off-balance sheet financial instruments:

	At December 31,
(Dollars in thousands)	2015	2014
Commitments to extend commercial and real estate mortgage credit	$446,412	$324,927
Standby and commercial letters of credit	6,595	7,287
Total	$453,007	$332,214

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

Severance Compensation Plan and Change in Control Agreements – We have adopted a Severance Compensation Plan and a Change of Control Agreement (the “Plans”) for the benefit of certain officers and key members of management.  The Plan’s purpose is to protect and retain certain qualified employees in the event of a change in control and to reward those qualified employees for loyal service to us by providing severance compensation to them upon their involuntary termination of employment after a change in control of Southwest.  At December 31, 2015,  we have not recorded any amounts in the Consolidated Financial Statements relating to the Plans.  If a change of control were to occur, the maximum amount payable to certain officers and key members of management would approximate $7.7 million.

Note 20:  Operating Segments

We operate four principal segments:  Oklahoma Banking, Texas Banking, Kansas Banking, and Other Operations.  The Oklahoma Banking segment provides deposit and lending services and consists of residential mortgage lending services to customers. Due to the size and the management structure, Colorado Banking is included within Oklahoma Banking. The Texas Banking segment and the Kansas Banking segment provide deposit and lending services.  Other Operations includes our funds management unit and corporate investments. Prior to the fourth quarter of 2015,  we disclosed a Mortgage Banking segment, which included 1-4 family mortgages and the available for sale loans. For segment reporting, the Mortgage Banking segment has been combined with and into the Oklahoma Banking segment due to those loans being managed from that location. Prior period numbers have been adjusted to reflect this change. This adjustment has no financial statement impact.

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

Capital is assigned to each of the segments using a risk-based capital pricing methodology that assigns capital ratios by asset, deposit, or revenue category based on credit risk, interest rate risk, market risk, operational risk, and liquidity risk factors.  There were no significant changes in 2015 due to funds transfer pricing, capital assignments, or expense allocations.

The following table summarizes financial results by operating segment:

For the year ended December 31, 2015
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations*	Company

Net interest income	$42,019	$21,168	$6,277	$(2,047)	$67,417
Provision (credit) for loan losses	(2,068)	(632)	(868)	2	(3,566)
Noninterest income	10,134	1,485	1,473	1,365	14,457
Noninterest expenses	33,136	14,324	6,152	4,628	58,240
Income (loss) before taxes	21,085	8,961	2,466	(5,312)	27,200
Taxes on income	7,591	3,227	888	(1,913)	9,793
Net income (loss)	$13,494	$5,734	$1,578	$(3,399)	$17,407

* Includes externally generated revenue of $2.1 million, primarily from investing services, and an internally generated loss of $2.8 million from the funds management unit

Total loans at period end	$1,048,473	$580,476	$150,480	$-	$1,779,429
Total assets at period end	1,098,735	578,749	149,847	529,691	2,357,022
Total goodwill at period end	12,447	1,020	-	-	13,467
Total deposits at period end	1,374,227	209,146	119,313	181,419	1,884,105

For the year ended December 31, 2014
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations*	Company

Net interest income	$38,846	$19,187	$9,469	$(2,498)	$65,004
Provision (credit) for loan losses	(2,561)	(3,640)	(425)	2	(6,624)
Noninterest income	9,030	1,594	1,576	6,731	18,931
Noninterest expenses	31,363	13,387	8,616	3,546	56,912
Income before taxes	19,074	11,034	2,854	685	33,647
Taxes on income	7,152	4,138	1,070	257	12,617
Net income	$11,922	$6,896	$1,784	$428	$21,030

* Includes externally generated revenue of $7.6 million, primarily from investing services, and an internally generated loss of $3.3 million from the funds management unit

Total loans at period end	$793,262	$460,680	$146,043	$6	$1,399,991
Total assets at period end	805,704	458,489	147,256	530,585	1,942,034
Total goodwill at period end	194	1,020	-	-	1,214
Total deposits at period end	1,113,477	224,634	110,901	84,987	1,533,999

For the year ended December 31, 2013
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations*	Company

Net interest income	$35,395	$18,949	$10,527	$(2,221)	$62,650
Provision (credit) for loan losses	(338)	(6,403)	(472)	4	(7,209)
Noninterest income	9,644	1,305	1,944	750	13,643
Noninterest expenses	30,287	9,494	11,898	3,632	55,311
Income (loss) before taxes	15,090	17,163	1,045	(5,107)	28,191
Taxes on income	5,757	6,548	399	(1,948)	10,756
Net income (loss)	$9,333	$10,615	$646	$(3,159)	$17,435

* Includes externally generated loss of $1.6 million, primarily from investing services, and an internally generated revenue of $0.1 million from the funds management unit

Total loans at period end	$705,206	$366,697	$198,992	$8	$1,270,903
Total goodwill at period end	194	1,020	-	-	1,214
Total assets at period end	712,898	361,058	203,631	703,836	1,981,423
Total deposits at period end	1,115,610	207,227	247,884	13,365	1,584,086

Note 21:  Parent Company Condensed Financial Information

Following are the condensed financial statements of Southwest Bancorp, Inc. (“Parent Company only”) for the periods indicated:

	At December 31,
(Dollars in thousands)	2015	2014
Statements of Financial Condition
Assets:
Cash and cash equivalents	$30,469	$21,526
Investment in subsidiary banks	305,064	280,754
Investments in other subsidiaries	8,444	8,294
Investment securities, available for sale	-	759
Other assets	6,393	8,061
Total	$350,370	$319,394

Liabilities:
Subordinated debentures	51,548	46,393
Other liabilities	2,724	2,215
Shareholders' Equity:
Common stock and related accounts	296,098	270,786
Total	$350,370	$319,394

	For the Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Statements of Operations
Income:
Cash dividends from subsidiaries	$20,046	$18,045	$19,625
Noninterest income	45	34	333
Investment income	20	1,337	243
Other operating income	25	3	-
Security gains	163	-	-
Total income	20,299	19,419	20,201
Expense:
Interest on subordinated debentures	1,566	1,505	4,168
Noninterest expense	1,756	1,317	1,808
Total expense	3,322	2,822	5,976
Total income before taxes and equity in
undistributed income of subsidiaries	16,977	16,597	14,225
Taxes on income	(1,167)	(582)	(2,027)
Income before equity in undistributed
income of subsidiaries	18,144	17,179	16,252
Equity in undistributed income (loss) of subsidiaries	(737)	3,851	1,183
Net income	$17,407	$21,030	$17,435

	For the Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Statements of Cash Flows
Operating activities:
Net income	$17,407	$21,030	$17,435
Equity in undistributed (income) loss of subsidiaries	737	(3,851)	(1,183)
Other, net	2,295	2,937	(2,341)
Net cash provided by operating activities	20,439	20,116	13,911
Investing activities:
Available for sale securities:
Purchases	-	(1,121)	-
Sales / Maturities	750	2,540	32
Investment in/capital contribution to other subsidiaries	-	-	15,000
Outlays for business acquisitions	(4,697)	-	-
Other, net	(155)	-	-
Net cash provided by (used in) investing activities	(4,102)	1,419	15,032
Financing activities:
Net proceeds from issuance of common stock	682	1,386	2,708
Redemption of subordinated debentures	-	-	(35,570)
Purchases of treasury stock	(8,624)	(10,302)	-
Common stock dividend	(4,607)	(3,132)	-
Other, net	5,155	-	(2,287)
Net cash used in financing activities	(7,394)	(12,048)	(35,149)
Net increase (decrease) in cash and cash equivalents	8,943	9,487	(6,206)
Cash and cash equivalents,
Beginning of year	21,526	12,039	18,245
End of year	$30,469	$21,526	$12,039

Note  22:  Commitments and Contingencies

Customer Risk Management Interest Rate Swap

On September 9, 2014, we entered into an agreement to provide one of our commercial borrowers a customer interest rate swap that effectively converts the loan interest rate from floating rate based on LIBOR to a fixed rate for the customer. As of December 31, 2015, the floating rate loan had an outstanding balance of $15.9  million.  The option to execute the swap is conditional on compliance with the loan and swap agreements, and will be subject to the terms of the International Swaps and Derivatives Association Master Agreement.  The fixed pay amount will be based on the market rates at the time of execution, and it is our intention to simultaneously execute an offsetting trade with an approved swap dealer counterparty with identical terms.

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

Due to the uncertainty regarding (i) the size and scope of the class, (ii) the particular class members, (iii) the late fees charged to particular class members, (iv) the theories, if any, under which the plaintiffs might prevail, (v) whether Sallie Mae will make a claim against us for indemnification or repurchase, and (vi) the likelihood that Sallie Mae would prevail if it makes such a claim, we cannot estimate the amount or the range of losses that may arise as a result of the Ubaldi Case.

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

Note 23:  New Authoritative Accounting Guidance

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

In February 2016, FASB issued Accounting Standard Update No. 2016-02:  Accounting for Leases; (“ASU 2016-02”). The guidance becomes effective for us on January 1, 2019, and we will be evaluating the impact to the financial statements in the future.

Item 9.  Change in and disagreements with accountants on accounting and financial disclosures

None.

Item 9A.  Controls and Procedures

Management’s Assessment of the Effectiveness of Disclosure Controls and Procedures

As required by SEC rules, our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015.  Our Chief Executive Officer and Chief Financial Officer participated in the evaluation.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by SEC rules, our management evaluated the effectiveness of our internal control over financial reporting as defined in SEC Rule 13a-15 as of December 31, 2015. Our Chief Executive Officer and Chief Financial Officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that our internal control over financial reporting was  effective as of December 31, 2015.

The report by our independent registered public accounting firm, BKD LLP, on our internal control over financial reporting is included on page 99.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Audit Committee, Board of Directors and Shareholders

Southwest Bancorp, Inc.

Stillwater, Oklahoma

We have audited Southwest Bancorp, Inc.’s  (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013 edition), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013 edition), issued by COSO.

We have also audited, in accordance with the standards of the PCAOB, the consolidated financial statements of the Company and our report dated March 7, 2016, expressed an unqualified opinion thereon.

/s/ BKD LLP Oklahoma City, Oklahoma March 7, 2016

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14.  pRINCIPAL aCCOUNTING fEES AND sERVICES

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1) Financial Statements.  The following financial statements are filed as part of this report:

Independent Registered Public Accounting Firm’s Reports for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Financial Condition at December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014, and 2013

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014, and 2013

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2015, 2014, and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2015, 2014, and 2013

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

Stillwater National Bank and Trust Company 2002 and 2003 Deferred Compensation Plans (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

	10.4 10.5 10.6 10.7

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

*	10.10	Southwest Bancorp, Inc. 2008 Stock Based Award Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
*	10.11	Southwest Bancorp, Inc. Form of Restricted Stock Agreement Amendments (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
* *	10.12 10.13

Change of Control Agreement by and between Southwest Bancorp, Inc. and Priscilla Barnes dated August 3, 2012 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

Amendment to Change of Control Agreement dated December 15, 2015 by and between Southwest Bancorp, Inc. and Priscilla Barnes (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 15, 2015)

* * *	10.14 10.15 10.16

Employment Agreement dated August 30, 2012 by and among Southwest Bancorp, Inc., the Stillwater National Bank and Trust Company, Bank of Kansas, and Mark W. Funke (incorporated by reference to Exhibit 10.1  to Current Report on Form 8-K filed September 5, 2012)

Amendment to Employment Agreement dated February 24, 2015 by and among Southwest Bancorp, Inc., Bank SNB, and Mark W. Funke (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 26, 2015

Amendment to Employment Agreement dated December 15,  2015 by and among Southwest Bancorp, Inc., Bank SNB, and Mark W. Funke (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 15, 2015)

*	10.17	Mandatory Retirement Age Policy—Chief Executive Officer (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 5, 2012)

* *	10.18 10.19

Employment Agreement dated November 15, 2012 by and among Southwest Bancorp, Inc., Stillwater National Bank and Trust Company, Bank of Kansas, and Joe T. Shockley, Jr. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 16, 2012)

Amendment to Employment Agreement dated December 15,  2015 by and among Southwest Bancorp, Inc., Bank SNB, and Joe T. Shockley, Jr. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 15, 2015)

*	10.20	Description of Stillwater National Bank and Trust Company 2013 Elective Non-Qualified Deferred Compensation Plan (incorporated by reference to Current Report on Form 8-K filed December 27, 2012)
*	10.21	Description of Southwest Bancorp, Inc. Executive Leadership Team Incentive Plan (incorporated by reference to Current Report on Form 8-K filed December 27, 2012)
* * * * *	10.22 10.23 10.24 10.25 10.26 10.27 10.28

Description of Amendment to Southwest Bancorp, Inc. Executive Leadership Team Incentive Plan (incorporated by reference to Current Report on Form 8-K filed February 26, 2015)

Change of Control Agreement by and between Southwest Bancorp, Inc. and Brent Bates dated July 27, 2012 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013)

Amendment to Change of Control Agreement dated December 15, 2015 by and between Southwest Bancorp, Inc. and Brent Bates (filed herewith)

Change of Control Agreement by and between Southwest Bancorp, Inc. and Rusty LaForge dated July 27, 2012 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013)

Amendment to Change of Control Agreement dated December 15, 2015 by and between Southwest Bancorp, Inc. and Rusty LaForge (filed herewith)

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

	21	Subsidiaries of the Registrant
	23 (a), (b)	Consent of Independent Registered Public Accounting Firms
	31(a), (b)	Rule 13a-14(a)/15d-14(a) Certifications
	32(a), (b)	18 U.S.C. Section 1350 Certifications

Exhibit Number	Exhibit Description
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

SOUTHWEST BANCORP, INC.

March 7, 2016	by: /s/ Mark W. Funke
Mark W. Funke
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Officers

/s/ Mark W. Funke	March 7, 2016
Mark W. Funke
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Joe T. Shockley, Jr.	March 7, 2016
Joe T. Shockley, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Directors

/s/ James E. Berry, II	March 7, 2016	/s/ James M. Johnson	March 7, 2016
James E. Berry, II		James M. Johnson

/s/ Thomas D. Berry	March 7, 2016	/s/ Larry J. Lanie	March 7, 2016
Thomas D. Berry		Larry J. Lanie

/s/ John M. Cohlmia	March 7, 2016	/s/ James M Morris, II	March 7, 2016
John Cohlmia		James M. Morris, II

/s/ David S. Crockett, Jr.	March 7, 2016	/s/ Patrice Douglas	March 7, 2016
David S. Crockett, Jr.		Patrice Douglas

/s/ Steven C. Davis	March 7, 2016	/s/ Russell W. Teubner	March 7, 2016
Steven C. Davis		Russell W. Teubner