Form 10-Q
period 2016-03-31
SOUTHWEST BANCORP INC
filed 2016-05-06
CIK 914374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

 __________________

[ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

[    ] YES[ x ] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 5, 2016, the issuer has 19,016,457 shares of its Common Stock, par value $1.00, outstanding.

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

These forward-looking statements include:

•	Statements of our goals, intentions, and expectations;
•	Estimates of risks and of future costs and benefits;
•	Expectations regarding our future financial performance and the financial performance of our operating segments;
•	Expectations regarding regulatory actions;
•	Expectations regarding our ability to utilize tax loss benefits;
•	Expectations regarding our stock repurchase program;
•	Expectations regarding dividends;
•	Expectations regarding acquisitions and divestitures;
•	Expectations regarding integration of acquired banks;
•	Assessments of loan quality, probable loan losses or negative provisions, and the amount and timing of loan payoffs;
•	Estimates of the value of assets held for sale or available for sale; and
•	Statements of our ability to achieve financial and other goals.

These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions, future laws,  regulations and accounting principles; changes in effective tax rates or the expiration of favorable tax provisions; changes in regulatory standards and examination policies; and a variety of other matters.  These other matters include, among other things, the direct and indirect effects of economic conditions on interest rates, credit quality, loan demand, liquidity, and monetary and supervisory policies of banking regulators.  Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements.  In addition, our past growth and performance do not necessarily indicate our future results.  For other factors, risks, and uncertainties that could cause actual results to differ materially from estimates and projections contained in forward-looking statements, please read the “Risk Factors” contained in our Annual Report on  Form 10-K for the year ended December 31, 2015.

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

 SOUTHWEST BANCORP, INC.

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2016	2015
(Dollars in thousands)	(unaudited)
Assets:
Cash and due from banks	$27,102	$24,971
Interest-bearing deposits	40,251	53,158
Cash and cash equivalents	67,353	78,129
Securities held to maturity (fair values of $12,248 and $12,282, respectively)	11,757	11,797
Securities available for sale (amortized cost of $409,093 and $401,136, respectively)	411,273	400,331
Loans held for sale	1,803	7,453
Loans receivable	1,780,081	1,771,976
Less: Allowance for loan losses	(27,168)	(26,106)
Net loans receivable	1,752,913	1,745,870
Accrued interest receivable	5,838	5,767
Non-hedge derivative asset	4,307	1,793
Premises and equipment, net	23,533	23,819
Other real estate	2,274	2,274
Goodwill	13,467	13,467
Other intangible assets, net	6,145	6,615
Bank owned life insurance	27,905	27,676
Other assets	32,251	32,031
Total assets	$2,360,819	$2,357,022

Liabilities:
Deposits:
Noninterest-bearing demand	$552,499	$596,494
Interest-bearing demand	168,210	151,015
Money market accounts	540,323	534,357
Savings accounts	56,235	56,333
Time deposits of $100,000 or more	314,496	311,538
Other time deposits	263,485	234,368
Total deposits	1,895,248	1,884,105
Accrued interest payable	894	867
Non-hedge derivative liability	4,307	1,793
Other liabilities	10,553	11,684
Other borrowings	117,763	110,927
Subordinated debentures	46,393	51,548
Total liabilities	2,075,158	2,060,924
Shareholders' equity:
Common stock - $1 par value; 40,000,000 shares authorized;
21,225,034 and 21,138,028 shares issued, respectively	21,225	21,138
Additional paid in capital	122,070	121,966
Retained earnings	173,496	173,210
Accumulated other comprehensive income (loss)	546	(1,290)
Treasury stock, at cost; 1,939,989 and 1,131,226 shares, respectively	(31,676)	(18,926)
Total shareholders' equity	285,661	296,098
Total liabilities & shareholders' equity	$2,360,819	$2,357,022

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Operations

	For the three months
	ended March 31,
(Dollars in thousands, except earnings per share data)	2016	2015
Interest income:
Interest and fees on loans	$20,030	$15,570
Investment securities:
U.S. Government and agency obligations	296	336
Mortgage-backed securities	1,077	718
State and political subdivisions	348	289
Other securities	244	210
Other interest-earning assets	53	101
Total interest income	22,048	17,224

Interest expense:
Interest-bearing demand	62	33
Money market accounts	321	182
Savings accounts	19	8
Time deposits of $100,000 or more	367	238
Other time deposits	538	374
Other borrowings	309	227
Subordinated debentures	592	552
Total interest expense	2,208	1,614

Net interest income	19,840	15,610

Provision (credit) for loan losses	4,375	(1,887)
Net interest income after provision (credit) for loan losses	15,465	17,497

Noninterest income:
Service charges and fees	2,549	2,428
Gain on sales of mortgage loans, net	401	348
Gain on sales/calls of investment securities, net	126	5
Other noninterest income	339	59
Total noninterest income	3,415	2,840

Noninterest expense:
Salaries and employee benefits	9,342	7,914
Occupancy	2,671	2,284
Data processing	470	446
FDIC and other insurance	368	312
Other real estate, net	13	21
General and administrative	3,132	2,105
Total noninterest expense	15,996	13,082
Income before taxes	2,884	7,255
Taxes on income	1,015	2,720
Net income	$1,869	$4,535

Basic earnings per common share	$0.10	$0.24
Diluted earnings per common share	0.10	0.24
Common dividends declared per share	0.08	0.06

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

	For the three months
	ended March 31,
(Dollars in thousands)	2016	2015

Net income	$1,869	$4,535

Other comprehensive income:
Unrealized holding gain on available for sale securities	3,111	1,849
Reclassification adjustment for net gains arising during the period	(126)	(5)
Change in fair value of derivative used for cash flow hedge	116	(75)
Other comprehensive income, before tax	3,101	1,769
Tax expense related to items of other comprehensive
income	(1,265)	(701)
Other comprehensive income, net of tax	1,836	1,068
Comprehensive income	$3,705	$5,603

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

	For the three months
	ended March 31,
(Dollars in thousands)	2016	2015
Operating activities:
Net income	$1,869	$4,535
Adjustments to reconcile net income to net cash provided by operating activities:

Provision (credit) for loan losses	4,375	(1,887)
Deferred tax expense	-	1,237
Asset depreciation	718	591
Securities premium amortization, net of discount accretion	706	710
Amortization of intangibles	630	237
Restricted stock amortization expense	201	292
Net gain on sales/calls of investment securities	(126)	(5)
Net gain on sales of mortgage loans	(401)	(348)
Net (gain) loss on sales of premises/equipment	(2)	(10)
Net (gain) loss on sales of other real estate	-	(58)
Proceeds from sales of held for sale loans	23,165	15,458
Held for sale loans originated for resale	(17,109)	(22,777)
Net changes in assets and liabilities:
Accrued interest receivable	(71)	(251)
Bank owned life insurance	(229)	-
Other assets	(4,360)	619
Accrued interest payable	27	1
Other liabilities	1,290	(1,118)
Net cash provided by (used in) operating activities	10,683	(2,774)
Investing activities:
Proceeds from sales of available for sale securities	22,804	-
Proceeds from principal repayments, calls, and maturities:
Held to maturity securities	-	940
Available for sale securities	13,925	22,696
Purchases of available for sale securities	(45,226)	(34,454)
Loans originated, net of principal repayments	(11,208)	(30,128)
Purchases of premises and equipment	(453)	(467)
Proceeds from sales of premises and equipment	23	38
Proceeds from sales of other real estate	-	900
Net cash used in investing activities	(20,135)	(40,475)
Financing activities:
Net increase in deposits	11,143	82,455
Net increase (decrease) in other borrowings	6,836	(20,802)
Net proceeds from issuance of common stock	191	239
Purchases of treasury stock	(12,750)	(4,040)
Redemption of trust preferred securities	(5,155)	-
Common stock dividends paid	(1,588)	(1,142)
Preferred stock dividends paid	(1)	(1)
Net cash (used in) provided by financing activities	(1,324)	56,709
Net (decrease) increase in cash and cash equivalents	(10,776)	13,460
Cash and cash equivalents:
Beginning of period	78,129	140,936
End of period	$67,353	$154,396

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		Other		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury	Shareholders'
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Gain/(Loss)	Stock	Equity
Balance, December 31, 2014	19,193,059	$19,811	$101,245	$160,427	$(395)	$(10,302)	$270,786

Dividends declared:
Preferred	-	-	-	(1)	-	-	(1)
Common, $0.06 per share	-	-	-	(1,143)	-	-	(1,143)
Net common stock issued under
employee plans and related tax expense	89,473	89	150	-	-	-	239
Other comprehensive income, net of tax	-	-	-	-	1,068	-	1,068
Treasury shares purchased	(249,492)					(4,040)	(4,040)
Net income	-	-	-	4,535	-	-	4,535

Balance, March 31, 2015	19,033,040	$19,900	$101,395	$163,818	$673	$(14,342)	$271,444

Balance, December 31, 2015	20,006,802	$21,138	$121,966	$173,210	$(1,290)	$(18,926)	$296,098

Dividends declared:
Preferred	-	-	-	(1)	-	-	(1)
Common, $0.08 per share	-	-	-	(1,582)	-	-	(1,582)
Net common stock issued under
employee plans and related tax expense	87,006	87	104	-	-	-	191
Other comprehensive income, net of tax	-	-	-	-	1,836	-	1,836
Treasury shares purchased	(808,763)	-	-	-	-	(12,750)	(12,750)
Net income	-	-	-	1,869	-	-	1,869

Balance, March 31, 2016	19,285,045	$21,225	$122,070	$173,496	$546	$(31,676)	$285,661

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1:  SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States.  However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation.  Those adjustments consist of normal recurring adjustments.  The results of operations for the three months ended March 31, 2016, and the cash flows for the three months ended March 31, 2016, should not be considered indicative of the results to be expected for the full year.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2015.

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

NOTE 2:  INVESTMENT SECURITIES

A summary of the amortized cost and fair values of investment securities at March 31, 2016 and December 31, 2015 follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At March 31, 2016
Held to Maturity:
Obligations of state and political subdivisions	$11,757	$495	$(4)	$12,248
Total	$11,757	$495	$(4)	$12,248

Available for Sale:
Federal agency securities	$76,860	$965	$(59)	$77,766
Obligations of state and political subdivisions	46,933	1,182	(36)	48,079
Residential mortgage-backed securities	250,397	1,300	(806)	250,891
Asset-backed securities	9,648	-	(306)	9,342
Corporate debt	25,255	201	(261)	25,195
Total	$409,093	$3,648	$(1,468)	$411,273

At December 31, 2015
Held to Maturity:
Obligations of state and political subdivisions	$11,797	$488	$(3)	$12,282
Total	$11,797	$488	$(3)	$12,282

Available for Sale:
Federal agency securities	$78,363	$220	$(373)	$78,210
Obligations of state and political subdivisions	47,079	620	(134)	47,565
Residential mortgage-backed securities	240,804	936	(1,852)	239,888
Asset-backed securities	9,639	-	(224)	9,415
Corporate debt	25,251	148	(146)	25,253
Total	$401,136	$1,924	$(2,729)	$400,331

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association. Other securities consist of corporate stock.

Securities with limited marketability, such as Federal Reserve Bank stock, Federal Home Loan Bank (“FHLB”) stock, and certain other investments, are carried at cost and included in other assets on the consolidated statements of financial condition.  Total investments carried at cost were $10.9 million and $10.4 million at March 31, 2016 and December 31, 2015, respectively.  There are no identified events or changes in circumstances that may have a significant adverse effect on the investments carried at cost.

A comparison of the amortized cost and approximate fair value of our investment securities by maturity date at March 31, 2016 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
One year or less	$9,403	$9,494	$1,667	$1,663
More than one year through five years	182,883	184,305	5,608	5,786
More than five years through ten years	152,441	152,821	4,482	4,799
More than ten years	64,366	64,653	-	-
Total	$409,093	$411,273	$11,757	$12,248

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

Gain or loss on sale of investments is based upon the specific identification method.  The table below shows the proceeds, gross realized gains and gross realized losses recognized on the investment portfolio for the three months ended March 31, 2016 and March 31, 2015.  The sales during the three months ended March 31, 2016 resulted from a slight restructuring of our investment portfolio and the sales during the three months ended March 31, 2015 resulted from residual payments related to the sale of a private equity investment during the fourth quarter of 2014.

	For the three months
	ended March 31,
(Dollars in thousands)	2016	2015
Proceeds from sales	$22,804	$5
Gross realized gains	172	5
Gross realized losses	(46)	-

The following table shows securities with gross unrealized losses and their fair values by the length of time that the individual securities had been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015.  Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
		Amortized cost of	Loss Existing for:		Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses
At March 31, 2016
Held to Maturity:
Obligations of state and political subdivisions	1	$1,667	$-	$(4)	$1,663
	1	$1,667	$-	$(4)	$1,663

Available for Sale:
Federal agency securities	3	$7,241	$(17)	$(42)	$7,182
Obligations of state and political subdivisions	3	3,123	(3)	(33)	3,087
Residential mortgage-backed securities	44	111,576	(414)	(392)	110,770
Asset-backed securities	3	9,648	(103)	(203)	9,342
Corporate debt	6	14,992	(163)	(98)	14,731
Total	59	$146,580	$(700)	$(768)	$145,112

At December 31, 2015
Held to Maturity:
Obligations of state and political subdivisions	1	$1,677	$-	$(3)	$1,674
	1	$1,677	$-	$(3)	$1,674

Available for Sale:
Federal agency securities	14	$42,438	$(138)	$(235)	$42,065
Obligations of state and political subdivisions	14	11,765	(57)	(77)	11,631
Residential mortgage-backed securities	87	175,043	(1,247)	(605)	173,191
Asset-backed securities	3	9,639	(115)	(109)	9,415
Corporate debt	6	14,987	(75)	(71)	14,841
Total	124	$253,872	$(1,632)	$(1,097)	$251,143

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

We have the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities.  Furthermore, as of March 31, 2016, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not likely that we will have to sell any such securities before a recovery of cost.  The declines in fair value were attributable to recent increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates.  Management does not believe any of the securities are impaired due to credit quality.  Accordingly, as of March 31, 2016, management believes the impairment of these investments is not deemed to be other-than-temporary.

As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.  Securities with an amortized cost of $187.7 million and $174.0 million were pledged to meet such requirements at March 31, 2016 and December 31, 2015, respectively.  Any amount over-pledged can be released at any time.

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

We extend commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, Kansas, and Colorado.  Our commercial lending operations are concentrated in Oklahoma City, Tulsa, Dallas, Wichita, and other metropolitan markets in Oklahoma, Texas, Kansas, and Colorado.  As a result, the collectability of our loan portfolio can be affected by changes in the economic conditions in those states and markets.  Please see Note 9: Operating Segments for more detail regarding loans by market.  At March 31, 2016 and December 31, 2015, substantially all of our loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.

Our loan classifications were as follows:

(Dollars in thousands)	At March 31, 2016	At December 31, 2015
Real estate mortgage:
Commercial	$878,822	$938,462
One-to-four family residential	158,078	161,958
Real estate construction:
Commercial	156,454	129,070
One-to-four family residential	24,202	21,337
Commercial	543,822	507,173
Installment and consumer	20,506	21,429
	1,781,884	1,779,429
Less: Allowance for loan losses	(27,168)	(26,106)
Total loans, net	1,754,716	1,753,323
Less: Loans held for sale (included above)	(1,803)	(7,453)
Net loans receivable	$1,752,913	$1,745,870

Concentrations of Credit.  At March 31, 2016, $571.0 million, or 32%, and  $427.2 million, or 24%, of  our loans consisted of loans to individuals and businesses in the real estate and healthcare industries, respectively.  We do not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Loans Held for Sale.  We had loans held for sale of $1.8 million and $7.5 million at March 31, 2016 and December 31, 2015, respectively.  The loans currently classified as held for sale, primarily residential mortgage loans, are carried at the lower of cost or market value.  A substantial portion of our one-to-four family residential loans and loan servicing rights are sold to one buyer.  These mortgage loans are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan.  These loans are available for sale in the secondary market.

Loan Servicing.  We earn fees for servicing real estate mortgages and other loans owned by others.  The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned.  The unpaid principal balance of real estate mortgage loans serviced for others totaled $434.3 million and $432.3 million at March 31, 2016 and December 31, 2015, respectively.  Loan servicing rights are capitalized based on estimated fair value at the point of origination.  The servicing rights are amortized over the period of estimated net servicing income.

Acquired Loans.    On October 9, 2015, we completed the acquisition of First Commercial Bancshares (“Bancshares”) by merging Bancshares with and into us (the “Merger”).  In connection with the Merger, First Commercial Bank was merged with and into Bank SNB, with Bank SNB being the surviving bank.  We evaluated $200.0 million of the loans purchased in conjunction with the merger in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs, and those loans were recorded with a $4.5 million discount.  As a result, the fair value discount on these loans is being accreted into interest income over the weighted average life of the loans using a constant yield method.  The remaining $7.8 million of loans evaluated were considered purchased credit impaired loans within the provisions of FASB ASC Topic 310-31, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and were recorded with a $3.3 million discount.  These purchased credit impaired loans will recognize interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows.

On June 19, 2009, Bank SNB entered into purchase and assumption agreements with the Federal Deposit Insurance Corporation (“FDIC”) to acquire substantially all loans as well as certain other related assets of First National Bank of Anthony, Anthony, Kansas in an FDIC-assisted transaction.  Originally, Bank SNB and the FDIC entered into loss sharing agreements that provided Bank SNB with significant protection against credit losses from loans and related assets acquired in the transaction (also known as acquired, covered, or discounted loans), then on April 10, 2015, Bank SNB entered into an agreement with the FDIC to terminate these loss sharing agreements with the FDIC.  All future recoveries, charge-offs, and expenses related to these covered assets are now recognized entirely by Bank SNB.    Loans that were covered under the loss sharing agreements with the FDIC are reported in loans.  The acquired loans were initially recorded at fair value (as determined by the present value of expected future cash flows) with no allowance for loan losses.  Subsequent decreases in expected cash flows are recognized as impairments.  Valuation allowances on these loans reflect only losses incurred after the acquisition.

Changes in the carrying amounts and accretable yields for the ACS 310-30 loans that were acquired were as follows for the three months ended March 31, 2016 and March 31, 2015:

	For the three months ended March 31,
	2016		2015
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$807	$7,914	$540	$4,971
Payments received	-	(504)	-	(661)
Net charge-offs	-	(122)	-	-
Accretion	(65)	-	(121)	-
Balance at end of period	$742	$7,288	$419	$4,310

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

The following table shows the recorded investment in loans on nonaccrual status:

(Dollars in thousands)	At March 31, 2016	At December 31, 2015
Real estate mortgage:
Commercial	$3,830	$3,543
One-to-four family residential	3,448	1,729
Real estate construction:
Commercial	1,444	1,010
Commercial	13,361	13,491
Other consumer	78	85
Total nonaccrual loans	$22,161	$19,858

During the first three months of 2016,  $0.2 million of interest income was received on nonaccruing loans.  If interest on all nonaccrual loans had been accrued for the three months ended March 31, 2016, additional interest income of $0.4 million would have been recorded.

The following table shows an age analysis of past due loans at March 31, 2016 and December 31, 2015:

December 31, 2015

		90 days +				Recorded loans
	30-89 days	past due and	Total past		Total	> 90 days and
(Dollars in thousands)	past due	nonaccrual	due	Current	loans	accruing
At March 31, 2016
Real estate mortgage:
Commercial	$1,416	$3,830	$5,246	$873,576	$878,822	$-
One-to-four family residential	580	3,448	4,028	154,050	158,078	-
Real estate construction:
Commercial	-	1,444	1,444	155,010	156,454	-
One-to-four family residential	-	-	-	24,202	24,202	-
Commercial	3,014	13,461	16,475	527,347	543,822	100
Other	124	84	208	20,298	20,506	6
Total	$5,134	$22,267	$27,401	$1,754,483	1,781,884	$106

At December 31, 2015
Real estate mortgage:
Commercial	$272	$3,992	$4,264	$934,198	$938,462	$449
One-to-four family residential	549	1,777	2,326	159,632	161,958	48
Real estate construction:
Commercial	-	1,010	1,010	128,060	129,070	-
One-to-four family residential	-	-	-	21,337	21,337	-
Commercial	278	13,491	13,769	493,404	507,173	-
Other	65	88	153	21,276	21,429	3
Total	$1,164	$20,358	$21,522	$1,757,907	1,779,429	$500

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

Impaired loans as of March 31, 2016 and December 31, 2015 are shown in the following table:

	With No Specific Allowance		With A Specific Allowance
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Investment	Balance	Allowance
At March 31, 2016
Commercial real estate	$12,184	$15,875	$11,086	$11,506	$914
One-to-four family residential	1,620	2,121	1,841	1,868	135
Real estate construction	1,237	1,456	207	245	40
Commercial	7,787	16,085	6,166	7,241	3,037
Other	78	88	-	-	-
Total	$22,906	$35,625	$19,300	$20,860	$4,126

At December 31, 2015
Commercial real estate	$12,166	$15,747	$10,940	$10,940	$1,575
One-to-four family residential	1,688	2,195	185	186	11
Real estate construction	1,078	1,327	-	-	-
Commercial	4,095	5,430	9,844	15,968	2,526
Other	85	94	-	-	-
Total	$19,112	$24,793	$20,969	27,094	$4,112

The average recorded investment of loans classified as impaired and the interest income recognized on those loans for the three months ended March 31, 2016 and March 31, 2015 are shown in the following table:

	As of and for the three months ended March 31,
	2016		2015
	Average		Average
	Recorded	Interest	Recorded	Interest
(Dollars in thousands)	Investment	Income	Investment	Income
Commercial real estate	$25,133	$252	$24,316	$257
One-to-four family residential	4,067	-	1,799	-
Real estate construction	1,539	-	246	-
Commercial	13,169	8	6,470	12
Other	80	-	2	-
Total	$43,988	$260	$32,833	$269

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

Troubled debt restructured loans outstanding as of March 31, 2016 and December 31, 2015 were as follows:

	At March 31, 2016		At December 31, 2015
(Dollars in thousands)	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial real estate	$19,440	$376	$19,563	$448
One-to-four family residential	13	49	13	48
Commercial	592	5,842	659	5,796
Total	$20,045	$6,267	$20,235	$6,292

At March 31, 2016 and December 31, 2015,  we had no significant commitments to lend additional funds to debtors whose loan terms had been modified in a  troubled debt restructuring.

Loans modified as troubled debt restructurings that occurred during the three months ended March 31, 2016 and March 31, 2015 are shown in the following table:

	For the three months ended March 31,
	2016		2015
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial	1	$260	-	$-
Total	1	$260	-	$-

The modifications of loans identified as troubled debt restructurings primarily related to payment reductions, payment extensions, and/or reductions in the interest rate.  The financial impact of troubled debt restructurings is not significant.

There were no loans modified as a troubled debt restructuring that subsequently defaulted during the three months ended March 31, 2016 or March 31, 2015.  Default, for this purpose, is deemed to occur when a loan is 90 days or more past due or transferred to nonaccrual and is within twelve months of restructuring.

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

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans.  As of March 31, 2016 and December 31, 2015, based on the most recent analysis performed as of those dates, the risk category of loans by class was as follows:

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At March 31, 2016
Grade:
Pass	$832,175	$152,322	$178,999	$495,259	$20,243	$1,678,998
Special Mention	6,601	34	213	5,171	147	12,166
Substandard	40,046	5,722	1,444	43,081	116	90,409
Doubtful	-	-	-	311	-	311
Total	$878,822	$158,078	$180,656	$543,822	$20,506	$1,781,884

At December 31, 2015
Grade:
Pass	$902,034	$157,912	$148,811	$480,928	$21,284	$1,710,969
Special Mention	5,916	29	586	2,941	50	9,522
Substandard	30,512	4,017	1,010	18,848	95	54,482
Doubtful	-	-	-	4,456	-	4,456
Total	$938,462	$161,958	$150,407	$507,173	$21,429	$1,779,429

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

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At March 31, 2016
Balance at beginning of period	$12,716	$700	$2,533	$9,965	$192	$26,106
Loans charged-off	(14)	(84)	-	(3,553)	(74)	(3,725)
Recoveries	201	43	-	145	23	412
Provision for loan losses	(1,782)	216	367	5,517	57	4,375
Balance at end of period	$11,121	$875	$2,900	$12,074	$198	$27,168

Allowance for loan losses ending balance:
Individually evaluated for impairment	$914	$135	$40	$3,038	$-	$4,127
Collectively evaluated for impairment	10,207	740	2,860	9,036	198	23,041
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$11,121	$875	$2,900	$12,074	$198	$27,168

Loans receivable ending balance:
Individually evaluated for impairment	$20,341	$560	$390	$13,153	$43	$34,487
Collectively evaluated for impairment	854,097	155,892	179,489	530,203	20,428	1,740,109
Acquired with deteriorated credit quality	4,384	1,626	777	466	35	7,288
Total ending loans balance	$878,822	$158,078	$180,656	$543,822	$20,506	$1,781,884

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At March 31, 2015
Balance at beginning of period	$13,678	$712	$4,159	$9,614	$289	$28,452
Loans charged-off	(2)	-	(5)	(191)	(32)	(230)
Recoveries	120	331	-	379	85	915
Provision for loan losses	(275)	(371)	(105)	(1,035)	(101)	(1,887)
Balance at end of period	$13,521	$672	$4,049	$8,767	$241	$27,250

Allowance for loan losses ending balances:
Individually evaluated for impairment	$1,951	$-	$-	$1,670	$-	$3,621
Collectively evaluated for impairment	11,570	672	4,049	7,097	241	23,629
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$13,521	$672	$4,049	$8,767	$241	$27,250

Loans receivable ending balance:
Individually evaluated for impairment	$21,206	$426	$392	$6,355	$1	$28,380
Collectively evaluated for impairment	735,651	84,568	204,132	359,900	21,304	1,405,555
Acquired with deteriorated credit quality	2,819	1,349	114	27	1	4,310
Total ending loans balance	$759,676	$86,343	$204,638	$366,282	$21,306	$1,438,245

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

The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies.  However, considerable judgment is required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amount we could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies could have a material effect on our estimated fair value amounts.  There were no significant changes in valuation methods used to estimate fair value during the three months ended March 31, 2016.

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

Derivative instruments – We utilize an interest rate swap agreement to convert one of our variable-rate subordinated debentures to a fixed rate.  This has been designated as a cash flow hedge. We also offer an interest rate swap program that permits qualified customers to manage interest rate risk on variable rate loans with Bank SNB. Derivative contracts are executed between our customers and Bank SNB. Offsetting contracts are executed by Bank SNB and approved counterparties. The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to us and collateral requirements. The fair value of the interest rate swap agreements are obtained from dealer quotes.

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At March 31, 2016
Available for sale securities:
Federal agency securities	$77,766	$-	$77,766	$-
Obligations of state and political subdivisions	48,079	-	48,079	-
Residential mortgage-backed securities	250,891	-	250,891	-
Asset-backed securities	9,342	-	9,342	-
Corporate debt	25,195	143	25,052	-

Derivative asset	4,307	-	4,307	-
Derivative liability	(5,561)	-	(5,561)	-
Total	$410,019	$143	$409,876	$-

At December 31, 2015
Available for sale securities:
Federal agency securities	$78,211	-	78,211	-
Obligations of state and political subdivisions	47,564	-	47,564	-
Residential mortgage-backed securities	239,888	-	239,888	-
Asset-backed securities	9,415	-	9,415	-
Corporate debt	25,253	137	25,116	-

Derivative asset	1,793	-	1,793	-
Derivative liability	(3,163)	-	(3,163)	-
Total	$398,961	$137	$398,824	$-

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

Core deposit premiums – The fair value of core deposit premiums are based on third-party appraisals. There has been no impairment during 2016 or 2015; therefore, no fair value adjustment was recorded through earnings.

Goodwill – Fair value of goodwill is based on the fair value of each of our reporting units to which goodwill is allocated compared with their respective carrying value. There has been no impairment during 2016 or 2015; therefore, no fair value adjustment was recorded through earnings.

Assets that were measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015 are summarized below.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At March 31, 2016
Impaired loans at fair value :
Commercial real estate	$12,102	$-	$-	$12,102
One-to-four family residential	1,838	-	-	1,838
Real estate construction	207	-	-	207
Commercial	6,174	-	-	6,174

Loans held for sale:
One-to-four family residential	1,803	-	1,803	-

Mortgage loan servicing rights	3,411	-	3,411	-
Total	$25,535	$-	$5,214	$20,321

At December 31, 2015
Impaired loans at fair value :
Commercial real estate	$11,182	$-	$-	$11,182
One-to-four family residential	185	-	-	185
Real estate construction	390	-	-	390
Commercial	9,845	-	-	9,845

Loans held for sale:
One-to-four family residential	7,453	-	7,453	-

Other real estate	2,274	-	-	2,274
Mortgage loan servicing rights	3,721	-	3,721	-
Total	$35,050	$-	$11,174	$23,876

As of March 31, 2016, impaired loans measured at fair value with a carrying amount of $25.4 million were written down to a fair value of $20.3 million, resulting in a life-to-date impairment of $5.1  million.  As of December 31, 2015, impaired loans measured at fair value with a carrying amount of $25.9 million were written down to a fair value of $21.6 million at December 31, 2015, resulting in a life-to-date impairment charge of $4.3 million.

As of December 31, 2015, other real estate assets were written down to their fair values, resulting in an impairment charge of $0.1 million, which was included in noninterest expense.    No impairment was recognized during the period ended March 31, 2016.

As of March 31, 2016 and December 31, 2015, mortgage servicing rights were written down to their fair values, resulting in an impairment charge of $0.3 million and $0.1 million, respectively, which was included in noninterest expense.

No impairment of core deposit premiums or goodwill  was recognized during the periods ending March 31, 2016 or December 31, 2015.

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

Subordinated debentures – Our two subordinated debentures have floating rates that reset quarterly. The fair value of the floating rate subordinated debentures approximates carrying value at March 31, 2016.

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

The carrying values and estimated fair values of our financial instruments segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value were as follows:

	At March 31, 2016		At December 31, 2015
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$67,353	$67,353	$78,129	$78,129
Securities held to maturity	11,757	12,248	11,797	12,282
Accrued interest receivable	5,838	5,838	5,767	5,767
Investments included in other assets	10,941	10,941	10,383	10,383
Level 3 inputs:
Total loans, net of allowance	1,754,716	1,737,817	1,753,323	1,728,114
Financial liabilities:
Level 2 inputs:
Deposits	1,895,248	1,814,916	1,884,105	1,780,954
Accrued interest payable	894	894	867	867
Other liabilities	9,299	9,299	10,314	10,314
Other borrowings	117,763	118,844	110,927	112,149
Subordinated debentures	46,393	46,393	51,548	51,548
Loan commitments		585,065		446,412
Letters of credit		6,342		6,563

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

Customer Risk Management Interest Rate Swaps

Our qualified customers have the opportunity to participate in our interest rate swap program for the purpose of managing interest rate risk on their variable rate loans with us.  If we enter into such agreements with customers, then offsetting agreements are executed between us and approved dealer counterparties to minimize our market risk from changes in interest rates.  The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to us by the dealer counterparty and the collateral requirements.  These interest rate swaps carry varying degrees of credit, interest rate and market or liquidity risks.  The fair value of derivative instruments is recognized as either assets or liabilities in the consolidated statements of financial condition.

We have entered into nine customer interest rate swap agreements that effectively convert the loan interest rate from floating rate based on LIBOR or prime rate to a fixed rate for the customer.  As of March 31, 2016, these loans had an outstanding balance of  $100.8 million.  We have entered into offsetting agreements with dealer counterparties.  The following table summarizes the fair values of derivative contracts recorded as “non-hedge derivative assets” and “non-hedge derivative liabilities” in the consolidated statements of financial condition:

	As of March 31, 2016		At December 31, 2015
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Non-hedge derivative assets	$100,846	$4,307	$101,629	$1,793
Non-hedge derivative liabilities	100,846	4,307	101,629	1,793

The margin rates to us in connection with these instruments are a contractual percentage over the one-month LIBOR or a minimal percentage under the prime rate.  We had posted $8.0 million of collateral to dealer counterparties as of March 31, 2016. We posted securities to cover the collateral required. These interest rate swaps are not designated as hedging instruments.

Interest Rate Swap

We have an interest rate swap agreement with a total notional amount of $25.0 million.  The interest rate swap contract was designated as a hedging instrument in cash flow hedges with the objective of protecting the overall cash flow from our quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven-year period beginning February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month London Interbank Offered Rate (“LIBOR”).  Under the swap, we pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85% on a total notional amount of $25.0 million, with quarterly settlements.  The rate received by us as of March 31, 2016 was 3.47%.

The estimated fair value of the interest rate swap contract outstanding as of March 31, 2016 and December 31, 2015 resulted in a pre-tax loss of $1.3 million and $1.4 million, respectively, and was included in other liabilities in the consolidated statements of financial condition.  We obtained the counterparty valuation to validate the interest rate derivative contract as of March 31, 2016 and December 31, 2015.

The effective portion of our gain or loss due to changes in the fair value of the interest rate swap contract, a $0.1 million loss and a $50,000 gain for the three months ended March 31, 2016 and March 31, 2015, respectively, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense.  No ineffectiveness related to the interest rate derivative was recognized during either reporting period.

Net cash outflows as a result of the interest rate swap contract were $0.2 million for both the three months ended March 31, 2016 and March 31, 2015 and were included in interest expense on subordinated debentures.

The fair value of cash and securities posted as collateral by us related to the interest rate swap contract was $2.1 million at March 31, 2016 and December 31, 2015.

There are no credit-risk-related contingent features associated with our derivative contract.

NOTE 6: TAXES ON INCOME

Net deferred tax assets totaled $12.7 million at March 31, 2016 and $14.0 million at December 31, 2015.  Net deferred tax assets are included in other assets and no valuation allowance is considered necessary.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to U.S. federal or state tax examinations for years before 2012.  On January 13, 2016, We were notified by the Internal Revenue Service that we are under examination for the 2014 income tax filing.

NOTE 7: SHAREHOLDERS’ EQUITY

Stock Repurchase Program

On February 23, 2016, our Board of Directors approved our third stock repurchase program within the last two years.  The program became effective on March 11, 2016 (the “Effective Date”), upon the completion of the repurchase of all shares we were authorized to repurchase under the prior program.  Pursuant to the new stock repurchase program, up to 5.0% of the shares of our common stock outstanding as of the Effective Date, or approximately 970,000 shares, may be repurchased.  During the first quarter of 2016, we repurchased 803,546 shares for a total of $12.7 million, and since August 2014, we have repurchased 1,925,104 shares for a total of $31.4 million.

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

The following table shows the computation of basic and diluted earnings per common share:

	For the three months
	ended March 31,
(Dollars in thousands, except earnings per share data)	2016	2015
Numerator:
Net income	$1,869	$4,535
Earnings allocated to participating securities	(26)	(70)
Numerator for earnings per common share	$1,843	$4,465

Denominator:
Denominator for basic earnings per common share	19,257,445	18,760,648
Dilutive effect of stock compensation	10,028	173,527
Denominator for diluted earnings per common share	19,267,473	18,934,175
Earnings per common share:
Basic	$0.10	$0.24
Diluted	$0.10	$0.24

NOTE 9: OPERATING SEGMENTS

We operate four principal segments:  Oklahoma Banking, Texas Banking, Kansas Banking, and Other Operations.  The Oklahoma Banking segment provides deposit and lending services and consists of residential mortgage lending services to customers. Due to the size and the management structure, our Colorado banking operations are included within the Oklahoma Banking segment.  The Texas Banking segment and the Kansas Banking segment provide deposit and lending services.    Other Operations includes our funds management unit and corporate investments.

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

For the three months ended March 31, 2016
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations*	Company
Net interest income (loss)	$12,938	$5,566	$1,828	$(492)	$19,840
Provision for loan losses	260	1,915	2,199	1	4,375
Noninterest income	2,195	302	318	600	3,415
Noninterest expenses	9,960	3,731	1,417	888	15,996
Income (loss) before taxes	4,913	222	(1,470)	(781)	2,884
Taxes on income (loss)	1,729	78	(517)	(275)	1,015
Net income (loss)	$3,184	$144	$(953)	$(506)	$1,869

* Includes externally generated revenue of $0.9 million, primarily from investing services, and an internally generated loss of $0.8 million from the funds management unit.

Total loans at period end	$1,060,483	$560,421	$160,980	$-	$1,781,884
Total assets at period end	1,105,545	556,405	160,031	538,838	2,360,819
Total deposits at period end	1,359,179	195,593	130,283	210,193	1,895,248

For the three months ended March 31, 2015
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations*	Company
Net interest income (loss)	$9,735	$5,220	$1,463	$(808)	$15,610
Provision (credit) for loan losses	(1,233)	(250)	(403)	(1)	(1,887)
Noninterest income	2,039	309	302	190	2,840
Noninterest expenses	7,345	3,435	1,609	693	13,082
Income (loss) before taxes	5,662	2,344	559	(1,310)	7,255
Taxes on income (loss)	2,123	879	209	(491)	2,720
Net income (loss)	$3,539	$1,465	$350	$(819)	$4,535

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

NOTE 10:  COMMITMENTS AND CONTINGENCIES

Customer Risk Management Interest Rate Swap

On September  9, 2014, we entered into an agreement to provide one of our commercial borrowers a customer interest rate swap that effectively converts the loan interest rate from  a floating rate based on LIBOR to a fixed rate for the customer. As of March 31, 2016, the floating rate loan had an outstanding balance of $15.9  million.  The option to execute the swap is conditional on the borrower’s compliance with the loan and swap agreements, and will be subject to the terms of the International Swaps and Derivatives Association Master Agreement.  The fixed pay amount will be based on the market rates at the time of execution, and it is our intention to simultaneously execute an offsetting trade with an approved swap dealer counterparty with identical terms.

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

NOTE 11:  NEW AUTHORITATIVE ACCOUNTING GUIDANCE

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurements of Financial Assets and Financial Liabilities. This ASU requires that all equity investments be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). This ASU also requires that an entity present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, this ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The guidance becomes effective for us on January 1, 2018, and we are evaluating the impact of this ASU on our financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting treatment. This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance becomes effective for us on January 1, 2019. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We are evaluating the impact of this ASU on our financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. This ASU clarifies that a change in the counterparty of a derivative contract (i.e., a novation) in a hedge accounting relationship does not, in and of itself, require dedesignation of the hedge accounting relationship. This guidance becomes effective for us on January 1, 2017, and it is not expected to have a material impact on the financial statements.

In March 2016, the FASB issued ASU 2016-06, Contingent Put and Call Options in Debt Instruments. This ASU clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under this ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. This guidance becomes effective for us on January 1, 2017, and it is not expected to have a material impact on the financial statements.

In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting. This ASU eliminates the requirement for an investor to retrospectively apply the equity method when an investment that it had accounted for by another method qualifies for use of the equity method. This guidance becomes effective for us on January 1, 2017, and it is not expected to have a material impact on the financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance becomes effective for us on January 1, 2017, and it is not expected to have a material impact on the financial statements.

SOUTHWEST BANCORP, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Southwest Bancorp, Inc. (“we”, “our”, “us”, or “Southwest”) is a financial holding company for Bank SNB, which has been providing banking services since 1894. Through Bank SNB, we have thirty-two full-service banking offices located primarily along the heavily populated areas on the I-35 corridor through Texas, Oklahoma, and Kansas, and in Colorado.  We focus on providing customers with exceptional service and meeting all of their banking needs by offering a wide variety of commercial and consumer banking services, including commercial and consumer lending, deposit and investment services, specialized cash management, and other financial services and products.  At March 31, 2016 we had total assets of $2.4 billion, deposits of $1.9 billion, and shareholders’ equity of $285.7 million.

On February 23, 2016, our Board of Directors (the “Board”) authorized a third consecutive share repurchase program of up to 5.0%, or approximately 970,000 shares, of our common stock, which became effective during the first quarter upon the completion of the repurchase of all of the shares we were authorized to repurchase under the prior program.  The share repurchases are expected to continue to be made primarily on the open market from time to time.  Repurchases under the program will be made at the discretion of management based upon market, business, legal, and other factors. During the first quarter of 2016,  we repurchased 803,546 shares for a total of $12.7 million, and since August 2014, we have repurchased 1,925,104 shares for a total of $31.4 million.

Our business operations are conducted through four operating segments that include Oklahoma Banking, Texas Banking, Kansas Banking, and Other Operations. Due to the size and management structure, Colorado banking operations are included within our Oklahoma Banking segment.  At March 31, 2016, the Oklahoma Banking segment accounted for $1.1 billion in loans, the Texas Banking segment accounted for $560.4 million in loans, and the Kansas Banking segment accounted for $161.0 million in loans.  Please see “Financial Condition:  Loans” below for additional information.   For additional information on our operating segments, please see “Note 9: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements.

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

As of March 31, 2016,  $571.0 million, or 32%, of our loans were real estate industry loans. Economic factors that affect commercial real estate values include job growth, corporate profits, and business expansion.  The unemployment rate, uncertainty over government regulation and fiscal policy, the rising cost of debt capital, and depressed oil and gas prices are all industry risk factors.

Our tactical focus on healthcare lending was established in 1974.  We provide credit and other remittance services, such as deposits, cash management, and document imaging for physicians and other healthcare practitioners to start or develop their practices and finance the development and purchase of medical offices, clinics, surgical care centers, hospitals, and similar facilities.  As of March 31, 2016,  $427.2 million, or 24%, of our loans were to individuals and businesses in the healthcare industry.

As of March 31, 2016, approximately 3% of our loan portfolio was concentrated in energy banking.  Our exposure continues to be focused with good companies that are generally well capitalized.  While approximately one-third of our customers have hedges in place through 2016, if oil prices remain at these low levels for an extended period, we could experience weaker energy loan demand and increased losses within our energy portfolio. Furthermore, a prolonged period of low oil prices could have a negative impact on the economies of energy-dominant states such as Oklahoma and Texas.  As a result, a prolonged period of low oil prices could have an adverse effect on our business, financial condition and results of operation.

FINANCIAL CONDITION

Investment Securities

The following table shows the composition of the investment portfolio at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Federal agency securities	$77,766	$78,210	$(444)	(0.57)%
Obligations of state and political subdivisions	59,836	59,362	474	0.80
Residential mortgage-backed securities	250,891	239,888	11,003	4.59
Asset-backed securities	9,342	9,415	(73)	(0.78)
Corporate debt	25,195	25,253	(58)	(0.23)
Total	$423,030	$412,128	$10,902	2.65%

Loans

Total loans, including loans held for sale, were $1.8 billion at March 31, 2016.  The following table shows the composition of the loan portfolio at the dates indicated:

(Dollars in thousands)	March 31, 2016	December 31, 2015	$ Change	% Change
Real estate mortgage
Commercial	$878,822	$938,462	$(59,640)	(6.36)%
One-to-four family residential	158,078	161,958	(3,880)	(2.40)
Real estate construction
Commercial	156,454	129,070	27,384	21.22
One-to-four family residential	24,202	21,337	2,865	13.43
Commercial	543,822	507,173	36,649	7.23
Installment and consumer
Other	20,506	21,429	(923)	(4.31)
Total loans	$1,781,884	$1,779,429	$2,455	0.14%

The composition of loans held for sale and a  reconciliation to total loans is shown in the following table:

	March 31,	December 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Loans held for sale:
One-to-four family residential	$1,803	$7,453	$(5,650)	(75.81)%
Total loans held for sale	1,803	7,453	(5,650)	(75.81)
Portfolio loans	1,780,081	1,771,976	8,105	0.46
Total loans	$1,781,884	$1,779,429	$2,455	0.14%

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

The composition of the allowance for loan losses, at the dates indicated, is shown in the following table:

	As of March 31, 2016			As of December 31, 2015
(Dollars in thousands)	Loan Balance	Allowance	Allowance %	Loan Balance	Allowance	Allowance %
Nonaccrual	$22,161	$3,219	14.5%	$19,858	$2,537	12.8%
Performing TDR	20,045	908	4.5	20,235	1,575	7.8
All other excluding loans held for sale	1,737,875	23,041	1.3	1,731,883	21,994	1.3
Total	$1,780,081	$27,168	1.5%	$1,771,976	$26,106	1.5%

The increase in the allowance for nonaccrual loans was primarily the result of the downgrade of one energy credit.  The allowance relating to the other loans reflects the consideration of improving portfolio loss trends and qualitative factors including management’s assessment of economic risk, asset quality trends, levels of potential problem loans, and loan concentrations in commercial real estate mortgage and construction loans.

The amount of the loan loss provision, or negative provision, for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs (recoveries) for the period.  Net charge-offs for the first three months of 2016 were $3.3 million, an increase of $4.0 million from the $(0.7) million net recoveries recorded for the first three months of 2015.  The provision for loan losses for the first three months of 2016 was $4.4 million, representing an increase of $6.3 million from the negative provision of $1.9 million recorded for the first three months of 2015.  The increase in the provision is due to the slowness in the energy sector as well as specific deterioration particularly in three general business credits.

Nonperforming Loans / Nonperforming Assets

At March 31, 2016, the allowance for loan losses was 122.01% of nonperforming loans, compared to 128.23% of nonperforming loans, at December 31, 2015.  Nonaccrual loans, which comprise the majority of nonperforming loans, were $22.2 million as of March 31, 2016,  an increase of $2.3 million, or 12%, from December 31, 2015.  We have taken cumulative net charge-offs related to these nonaccrual loans of $6.8 million as of March 31, 2016.  Nonaccrual loans at March 31, 2016 were comprised of 52 relationships and were primarily concentrated in commercial and industrial (60.29%) and commercial real estate (17.28%).  All nonaccrual loans are considered impaired and are carried at their estimated collectible amounts. These loans are believed to have sufficient collateral and are in the process of being collected.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Nonaccrual loans:
Commercial real estate	$3,830	$3,543
One-to-four family residential	3,448	1,729
Real estate construction	1,444	1,010
Commercial	13,361	13,491
Other consumer	78	85
Total nonaccrual loans	22,161	19,858

Past due 90 days or more:
Commercial	100	449
One-to-four family residential	-	48
Other consumer	6	3
Total past due 90 days or more	106	500
Total nonperforming loans	22,267	20,358
Other real estate	2,274	2,274
Total nonperforming assets	$24,541	$22,632

Nonperforming assets to portfolio loans receivable and
other real estate	1.38%	1.28%
Nonperforming loans to portfolio loans receivable	1.25	1.15
Allowance for loan losses to nonperforming loans	122.01	128.23
Government-guaranteed portion of nonperforming loans	$-	$-

At  March 31, 2016,  seven credit relationships represented 79% of nonperforming loans.  These had an aggregate principal balance of $17.5 million and related impairment reserves of $3.1 million.  These include $11.9 million in commercial loans, of which $5.4 million are energy related, $2.8 million are commercial real estate, and $2.4 million are one-to-four family residential.  Cumulative net charge-offs for these seven relationships were $5.1 million as of March 31, 2016.

Performing loans considered potential problem loans (loans which are not included in the past due or nonaccrual categories but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms) amounted to approximately $68.5 million at March 31, 2016, compared to $39.2 million at December 31, 2015.  Substantially all of these loans were performing in accordance with their present terms at March 31, 2016.  Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms.

At March 31, 2016, other real estate was $2.3 million, flat from December 31, 2015.

At March 31, 2016, the reserve for unfunded loan commitments was $2.6 million, a $0.2 million, or 9%, increase from the amount at December 31, 2015.  Management believes the amount of the reserve is appropriate and is included in other liabilities on the consolidated statements of financial condition.  The increase is related primarily to our loan production in the first quarter.

Deposits and Other Borrowings

Our deposits were $1.9 billion at March 31, 2016 and December 31, 2015.  The following table shows the composition of deposits at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Noninterest-bearing demand	$552,499	$596,494	$(43,995)	(7.38)%
Interest-bearing demand	168,210	151,015	17,195	11.39
Money market accounts	540,323	534,357	5,966	1.12
Savings accounts	56,235	56,333	(98)	(0.17)
Time deposits of $100,000 or more	314,496	311,538	2,958	0.95
Other time deposits	263,485	234,368	29,117	12.42
Total deposits	$1,895,248	$1,884,105	$11,143	0.59%

We participate in the Certificate of Deposit Account Registry Service (“CDARS”) and CDARS deposits totaled $21.6 million at March 31, 2016 and $22.5 million at December 31, 2015.

Other borrowings, which includes short-term federal funds purchased, FHLB borrowings, and repurchase agreements, increased $6.8 million, or 6%, to $117.8 million during the first three months of 2016.  The increase primarily reflects the change in temporary FHLB advances for the period.

Wholesale funding, including FHLB borrowings, federal funds purchased, and brokered deposits, accounted for 13% and 12% of total funding at March 31, 2016 and December 31, 2015, respectively.  See further discussion under the “Liquidity” section below.

Shareholders’ Equity

Shareholders’ equity decreased  $10.4 million during the first quarter of 2016 primarily due to $12.8 million in Treasury stock repurchases during the quarter and $1.6 million in common stock dividends declared, offset in part by net income of $1.9 million and an increase of $1.8 million in other comprehensive income.  At March 31, 2016, the accumulated other comprehensive income on available for sale investment securities and derivative instruments (net of tax) was $0.5 million, an improvement from a loss of  $1.3 million at December 31, 2015.

At March 31, 2016, we and Bank SNB continued to exceed all applicable regulatory capital requirements.  See “Capital Requirements” on page 36.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2016 and 2015

Net income for the first quarter of 2016 of $1.9 million represented a decrease of $2.6 million from the $4.5 million net income recorded for the first quarter of 2015.  Diluted earnings per share were $0.10 for the first quarter of 2016, compared to $0.24 for the first quarter of 2015.  The decrease in quarterly net income was primarily the result of a $4.4 million provision for loan losses compared to a negative provision for loan losses in the prior year of $1.9 million and a $2.9 million increase in noninterest expense, offset in part by a $4.2 million increase in net interest income, a $0.6 million increase in noninterest income, and a $1.7 million decrease in income taxes.  The increases in noninterest expense, net interest income, and noninterest income are due in part to the First Commercial Bancshares, Inc. acquisition that occurred in the fourth quarter of 2015.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period.  (See “Note 3:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 35)

Net Interest Income

	For the three months
	ended March 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Interest income:
Loans	$20,030	$15,570	$4,460	28.64%
Investment securities:
U.S. government and agency obligations	296	336	(40)	(11.90)
Mortgage-backed securities	1,077	718	359	50.00
State and political subdivisions	348	289	59	20.42
Other securities	244	210	34	16.19
Other interest-earning assets	53	101	(48)	(47.52)
Total interest income	22,048	17,224	4,824	28.01

Interest expense:
Interest-bearing demand deposits	62	33	29	87.88
Money market accounts	321	182	139	76.37
Savings accounts	19	8	11	137.50
Time deposits of $100,000 or more	367	238	129	54.20
Other time deposits	538	374	164	43.85
Other borrowings	309	227	82	36.12
Subordinated debentures	592	552	40	7.25
Total interest expense	2,208	1,614	594	36.80

Net interest income	$19,840	$15,610	$4,230	27.10%

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

 AVERAGE BALANCES, YIELDS AND RATES

The following table shows average interest-earning assets and interest-bearing liabilities and the average yields and rates on them for the periods indicated:

	For the three months ended March 31,
	2016			2015
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans (1) (2)	$1,788,992	$20,030	4.50%	$1,419,137	$15,570	4.45%
Investment securities (2)	412,307	1,965	1.92	367,877	1,553	1.71
Other interest-earning assets	51,031	53	0.42	158,940	101	0.26
Total interest-earning assets	2,252,330	22,048	3.94	1,945,954	17,224	3.59
Other assets	107,874			49,460
Total assets	$2,360,204			$1,995,414

Liabilities and shareholders' equity
Interest-bearing demand deposits	$160,638	$62	0.16%	$138,895	$33	0.10%
Money market accounts	542,800	321	0.24	484,639	182	0.15
Savings accounts	55,834	19	0.14	33,350	8	0.10
Time deposits	564,213	905	0.65	434,409	612	0.57
Total interest-bearing deposits	1,323,485	1,307	0.40	1,091,293	835	0.31
Other borrowings	117,171	309	1.06	72,307	227	1.27
Subordinated debentures	48,546	592	4.88	46,393	552	4.76
Total interest-bearing liabilities	1,489,202	2,208	0.60	1,209,993	1,614	0.54
Noninterest-bearing demand deposits	563,022			503,275
Other liabilities	14,769			10,918
Shareholders' equity	293,211			271,228
Total liabilities and shareholders' equity	$2,360,204			$1,995,414

Net interest income and interest rate spread		$19,840	3.34%		$15,610	3.05%
Net interest margin (3)			3.54%			3.25%
Ratio of average interest-earning assets
to average interest-bearing liabilities	151.24%			160.82%

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3) Net interest margin = annualized net interest income / average interest-earning assets

Compared to the first quarter of 2015, the first quarter 2016 yields on our interest-earning assets increased 35  basis points, while the rates paid on our interest-bearing liabilities increased 6 basis points,  resulting in an increase in the interest rate spread from 3.05%  to 3.34%. During the quarterly periods ended March 31, 2016 and March 31, 2015, annualized net interest margin was 3.54% and 3.25%, respectively, and for the same periods, the ratio of average interest-earning assets to average interest-bearing liabilities was 151.24%  and 160.82%, respectively.

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

	For the three months ended March 31,
	2016 vs. 2015
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate
Interest earned on:
Loans receivable (1)	$4,460	$4,135	$325
Investment securities (1)	412	199	213
Other interest-earning assets	(48)	(91)	43
Total interest income	4,824	4,243	581

Interest paid on:
Interest-bearing demand	29	6	23
Money market accounts	139	24	115
Savings accounts	11	7	4
Time deposits	293	192	101
Other borrowings	82	123	(41)
Subordinated debentures	40	26	14
Total interest expense	594	378	216

Net interest income	$4,230	$3,865	$365

(1) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

Noninterest Income

	For the three months
	ended March 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Noninterest income:
Other service charges and fees	$2,549	$2,428	$121	4.98%
Other noninterest income	339	59	280	474.58
Gain on sale/call of investment securities	126	5	121	2,420.00
Gain on sales of mortgage loans, net	401	348	53	15.23
Total noninterest income	$3,415	$2,840	$575	20.25%

Other service charges and fees for the three months ended March 31, 2016 increased $0.1 million compared to the three months ended March 31, 2015 and included a $0.3 million impairment of mortgage servicing rights.

Other noninterest income for the three months ended March 31, 2016 increased compared to the three months ended March 31, 2015 primarily as a result of income generated from the bank owned life insurance asset that was purchased in the second quarter of 2015.

The gain on sale/call of investment securities for the three months ended March 31, 2016 increased compared to the three months ended March 31, 2015 due to a slight restructure of the investment portfolio during the quarter.

Gain on sales of mortgage loans for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is primarily a reflection of the activity in residential mortgage lending. The increase relates to an increase in mortgage lending activity during the year.

Noninterest Expense

	For the three months
	ended March 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$9,342	$7,914	$1,428	18.04%
Occupancy	2,671	2,284	387	16.94
Data processing	470	446	24	5.38
FDIC and other insurance	368	312	56	17.95
Other real estate (net)	13	21	(8)	38.10
Unfunded loan commitment reserve	215	(225)	440	195.56
Other general and administrative	2,917	2,330	587	25.19
Total noninterest expense	$15,996	$13,082	$2,914	22.27%

The number of full-time equivalent employees increased from 360 as of March 31, 2015 to 411 as of March 31, 2016, primarily due to the acquisition of First Commercial Bancshares, Inc. The increase in personnel expense from the prior year is primarily the result of the increase in salary and employee benefit expenses related to an increase in the number of employees.

The increases in occupancy and data processing for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is due primarily to increased rental expense, depreciation expense, maintenance contract amortization expense, and data processing expense related to acquired branches and software expense.

The unfunded loan commitment reserve expense for the three months ended March 31, 2016 increased compared to the three months ended March 31, 2015, primarily as a result of an increase in the level of unfunded commitments related to loans originated during the first quarter of 2016.

The increase in other general and administrative for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is primarily the result of increased business development expenses, increased intangible amortization expense, and increased administrative expenses (i.e. telephone, postage, supplies, etc.).

Provision for Loan Losses

The provision for loan losses is the amount of expense (or credit) that is required to maintain the allowance for losses at an appropriate level based upon the inherent risks in the loan portfolio after the effects of net charge-offs (or recoveries) for the period.  The increase in the provision for loan losses is due to the impact of low energy prices combined with deterioration in a few general business credits.  (See “Note 3:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Loans”)

Taxes on Income

Our income tax expense was $1.0 million for the first three months of 2016 compared to $2.7 million for the first three months of 2015, a decrease of $1.7 million, or 63%.  The decrease in the income tax expense is the result of decreased pretax income and fluctuations in permanent book/tax differences.  The effective tax rate for the first three months of 2016 was 35.19%,  compared to 37.5% as of March 31, 2015. The decline in the effective tax rate includes the impact of an increase in tax exempt income, as a percentage of pre-tax income.

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

Bank SNB has approved federal funds purchased lines totaling $65.0 million with three banks.  There was no outstanding balance on these lines at March 31, 2016. Bank SNB is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program.  Collateral under this program consists of pledged selected commercial and industrial loans.  Currently the collateral allows Bank SNB to borrow up to $99.1 million.  As of March 31, 2016, no borrowings were made through the BIC program.  In addition, Bank SNB has available a $460.7 million line of credit from the FHLB.  Borrowings under the FHLB lines are secured by investment securities and loans.  At March 31, 2016, Bank SNB’s FHLB line of credit had an outstanding balance of $75.0 million.  (See also “Deposits and Other Borrowings” on page 31 for funds available and “Note 9: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements for a discussion of our funds management unit.)

Bank SNB sells securities under agreements to repurchase with Bank SNB retaining custody of the collateral.  Collateral consists of U.S. government agency obligations, which are designated as pledged with Bank SNB’s safekeeping agent.  These transactions are for one to four day periods.  Outstanding balances under this program were $42.8 million and $37.3 million as of March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016, $187.7 million of the total carrying value of investment securities of $409.1 million were pledged as collateral to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.  Any amount over pledged can be released at any time.

During the first three months of 2016, no category of short-term borrowings had an average balance that exceeded 30% of ending shareholders’ equity.

During the first three months of 2016, cash and cash equivalents decreased by $10.8 million, or 14%, to $67.4 million compared to December 31, 2015.  This decrease was the net result of cash used in investing activities of $19.3 million (primarily from net purchases of available for sale securities and the increase in net loans originated), and cash used in financing activities of $1.3 million (primarily from purchases of treasury stock and common stock dividends paid, offset in part by net increases in deposits and other borrowings), offset in part by cash provided by operating activities of $9.8 million.

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

When fully phased in on January 1, 2019, the Basel III Capital Rules will require us to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a “capital conservation buffer” equal to 2.5% of total risk-weighted assets (the

“Capital Buffer”), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the Capital Buffer, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the Capital Buffer and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average quarterly assets.  The Capital Buffer will be tested on a quarterly basis.  Our ability to pay dividends, discretionary bonuses, or repurchase stock will be restricted unless we maintain the Capital Buffer.  As of March 31, 2016, we are well-capitalized even if we apply the capital buffer on a fully phased-in basis.

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

Capital Ratios – Financial holding companies are required to maintain capital ratios set by the FRB in its Risk-Based Capital Guidelines.  At March 31, 2016, we exceeded all applicable capital requirements, having a total risk-based capital ratio of 15.39%, a Tier I risk-based capital ratio of 14.14%, a Tier 1 leverage ratio of 13.45%, and a CET1 ratio of 12.13%.   As of March 31, 2016, Bank SNB met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act.  Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest or Bank SNB by bank regulators.

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

There have been no significant changes in our application of critical accounting policies since December 31, 2015.

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

Estimated Changes in Net Interest Income

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp

March 31, 2016	16.15%	9.97%	3.59%
December 31, 2015	15.27%	9.43%	3.41%

When compared to December 31, 2015, net interest income at risk improved in each of the three interest rate scenarios.  The measured changes in net interest income for all scenarios are in compliance with the established policy limits.

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

Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

March 31, 2016	8.53%	5.12%	1.25%
December 31, 2015	7.37%	4.35%	0.98%

As of March 31, 2016 the economic value of equity measure improved  in  each of the three rising interest rate scenarios when compared to the December 31, 2015 percentages.  The measured changes in economic value of equity for all scenarios are in compliance with the established policy limits.

*   *   *   *   *   *   *

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016.  Our Chief Executive Officer and Chief Financial Officer participated in the evaluation.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A:  Risk Factors

There were no material changes in risk factors during the first three months of 2016 from those disclosed in our Form 10-K for the year ended December 31, 2015.

Item 2:  Unregistered sales of equity securities and use of proceeds

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
				697,380
January 1, 2016 to January 31, 2016	275,406	$16.35	275,406	421,974
February 1, 2016 to February 29, 2016	303,247	15.30	303,247	1,088,408
March 1, 2016 to March 31, 2016	224,893	15.69	224,893	863,515
Total	803,546	$15.77	803,546

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

SOUTHWEST BANCORP, INC.

(Registrant)

By: /s/ Mark W. Funke	May 6, 2016
Mark W. Funke President and Chief Executive Officer (Principal Executive Officer)	Date

By: /s/ Joe T. Shockley, Jr.	May 6, 2016
Joe T. Shockley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date