Form 10-Q
period 2016-06-30
SOUTHWEST BANCORP INC
filed 2016-08-05
CIK 914374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

 __________________

[ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

[    ] YES[ x ] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 5, 2016, the issuer has 18,689,340 shares of its Common Stock, par value $1.00, outstanding.

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

 SOUTHWEST BANCORP, INC.

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2016	2015
(Dollars in thousands)	(unaudited)
Assets:
Cash and due from banks	$35,822	$24,971
Interest-bearing deposits	32,266	53,158
Cash and cash equivalents	68,088	78,129
Securities held to maturity (fair values of $12,660 and $12,282, respectively)	12,161	11,797
Securities available for sale (amortized cost of $406,427 and $401,136, respectively)	410,135	400,331
Loans held for sale	7,010	7,453
Loans receivable	1,814,367	1,771,976
Less: Allowance for loan losses	(26,876)	(26,106)
Net loans receivable	1,787,491	1,745,870
Accrued interest receivable	5,730	5,767
Non-hedge derivative asset	5,163	1,793
Premises and equipment, net	22,971	23,819
Other real estate	2,122	2,274
Goodwill	13,467	13,467
Other intangible assets, net	5,934	6,615
Bank owned life insurance life insurance	28,131	27,676
Other assets	33,859	32,031
Total assets	$2,402,262	$2,357,022

Liabilities:
Deposits:
Noninterest-bearing demand	$545,421	$596,494
Interest-bearing demand	160,886	151,015
Money market accounts	547,415	534,357
Savings accounts	55,209	56,333
Time deposits of $100,000 or more	323,137	311,538
Other time deposits	270,797	234,368
Total deposits	1,902,865	1,884,105
Accrued interest payable	931	867
Non-hedge derivative liability	5,163	1,793
Other liabilities	10,982	11,684
Other borrowings	153,568	110,927
Subordinated debentures	46,393	51,548
Total liabilities	2,119,902	2,060,924
Shareholders' equity:
Common stock - $1 par value; 40,000,000 shares authorized;
21,223,613 and 21,138,028 shares issued, respectively	21,224	21,138
Additional paid in capital	122,293	121,966
Retained earnings	177,373	173,210
Accumulated other comprehensive income (loss)	1,503	(1,290)
Treasury stock, at cost; 2,472,830 and 1,131,226 shares, respectively	(40,033)	(18,926)
Total shareholders' equity	282,360	296,098
Total liabilities & shareholders' equity	$2,402,262	$2,357,022

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Operations

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands, except earnings per share data)	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$20,031	$15,839	$40,061	$31,409
Investment securities:
U.S. Government and agency obligations	302	381	598	717
Mortgage-backed securities	1,038	660	2,115	1,378
State and political subdivisions	350	287	698	576
Other securities	272	221	516	431
Other interest-earning assets	51	67	104	168
Total interest income	22,044	17,455	44,092	34,679

Interest expense:
Interest-bearing demand	65	30	127	63
Money market accounts	329	183	650	365
Savings accounts	18	9	37	17
Time deposits of $100,000 or more	448	170	815	408
Other time deposits	568	470	1,106	844
Other borrowings	342	241	651	468
Subordinated debentures	579	561	1,171	1,113
Total interest expense	2,349	1,664	4,557	3,278

Net interest income	19,695	15,791	39,535	31,401

Provision (credit) for loan losses	10	(1,136)	4,385	(3,023)
Net interest income after provision (credit) for loan losses	19,685	16,927	35,150	34,424

Noninterest income:
Service charges and fees	2,556	2,450	5,105	4,878
Gain on sales of mortgage loans, net	722	621	1,123	969
Gain on sales/calls of investment securities, net	165	138	291	143
Other noninterest income	428	200	767	259
Total noninterest income	3,871	3,409	7,286	6,249

Noninterest expense:
Salaries and employee benefits	9,587	8,289	18,929	16,203
Occupancy	2,669	2,201	5,340	4,485
Data processing	430	410	900	856
FDIC and other insurance	432	316	800	628
Other real estate, net	8	112	21	133
General and administrative	2,142	2,654	5,274	4,759
Total noninterest expense	15,268	13,982	31,264	27,064
Income before taxes	8,288	6,354	11,172	13,609
Taxes on income	2,876	2,193	3,891	4,913
Net income	$5,412	$4,161	$7,281	$8,696

Basic earnings per common share	$0.29	$0.22	$0.38	$0.46
Diluted earnings per common share	0.28	0.22	0.38	0.46
Common dividends declared per share	0.08	0.06	0.16	0.12

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands)	2016	2015	2016	2015

Net income	$5,412	$4,161	$7,281	$8,696

Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities	1,693	(1,375)	4,804	474
Reclassification adjustment for net gains arising during the period	(165)	(138)	(291)	(143)
Change in fair value of derivative used for cash flow hedge	95	(10)	211	(84)
Other comprehensive income (loss), before tax	1,623	(1,523)	4,724	247
Tax benefit (expense) related to items of other comprehensive
income (loss)	(666)	617	(1,931)	(85)
Other comprehensive income (loss), net of tax	957	(906)	2,793	162
Comprehensive income	$6,369	$3,255	$10,074	$8,858

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

	For the six months
	ended June 30,
(Dollars in thousands)	2016	2015
Operating activities:
Net income	$7,281	$8,696
Adjustments to reconcile net income to net cash provided by operating activities:

Provision (credit) for loan losses	4,385	(3,023)
Adjustment to other real estate	-	63
Deferred tax expense	39	1,286
Asset depreciation	1,436	1,172
Securities premium amortization, net of discount accretion	1,539	1,394
Amortization of intangibles	1,193	480
Restricted stock amortization expense	448	656
Net gain on sales/calls of investment securities	(291)	(143)
Net gain on sales of mortgage loans	(1,123)	(969)
Net (gain) loss on sales of premises/equipment	7	(13)
Net (gain) loss on sales of other real estate	5	(59)
Proceeds from sales of held for sale loans	56,253	44,913
Held for sale loans originated for resale	(54,682)	(49,214)
Net changes in assets and liabilities:
Accrued interest receivable	37	442
Bank owned life insurance	(455)	(110)
Other assets	(8,129)	1,806
Accrued interest payable	64	5
Other liabilities	2,924	(241)
Net cash provided by operating activities	10,931	7,141
Investing activities:
Proceeds from sales of available for sale securities	41,530	-
Proceeds from principal repayments, calls, and maturities:
Held to maturity securities	-	940
Available for sale securities	33,828	50,586
Purchases of held to maturity securities	(444)	-
Purchases of available for sale securities	(81,817)	(60,255)
Purchases of bank owned life insurance	-	(20,000)
Loans originated, net of principal repayments	(46,059)	(43,689)
Purchases of premises and equipment	(639)	(888)
Proceeds from sales of premises and equipment	44	66
Proceeds from sales of other real estate	147	900
Net cash used in investing activities	(53,410)	(72,340)
Financing activities:
Net increase in deposits	18,760	90,447
Net increase (decrease) in other borrowings	42,641	(3,541)
Net proceeds from issuance of common stock	413	363
Purchases of treasury stock	(21,107)	(4,040)
Redemption of trust preferred securities	(5,155)	-
Common stock dividends paid	(3,113)	(2,277)
Preferred stock dividends paid	(1)	(1)
Net cash provided by financing activities	32,438	80,951
Net (decrease) increase in cash and cash equivalents	(10,041)	15,752
Cash and cash equivalents:
Beginning of period	78,129	140,936
End of period	$68,088	$156,688

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		Other		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury	Shareholders'
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Gain/(Loss)	Stock	Equity
Balance, December 31, 2014	19,193,059	$19,811	$101,245	$160,427	$(395)	$(10,302)	$270,786

Dividends declared:
Preferred	-	-	-	(1)	-	-	(1)
Common, $0.12 per share	-	-	-	(2,285)	-	-	(2,285)
Common stock issued	88,937	89	256	-	-	-	345
Net common stock issued under
employee plans and related tax expense	1,041	1	17	-	-	-	18
Other comprehensive income, net of tax	-	-	-	-	162	-	162
Treasury shares purchased	(249,492)	-	-	-	-	(4,040)	(4,040)
Net income	-	-	-	8,696	-	-	8,696

Balance, June 30, 2015	19,033,545	$19,901	$101,518	$166,837	$(233)	$(14,342)	$273,681

Balance, December 31, 2015	20,006,802	$21,138	$121,966	$173,210	$(1,290)	$(18,926)	$296,098

Dividends declared:
Preferred	-	-	-	(1)	-	-	(1)
Common, $0.16 per share	-	-	-	(3,117)	-	-	(3,117)
Net common stock issued under
employee plans and related tax expense	85,585	86	327	-	-	-	413
Other comprehensive income, net of tax	-	-	-	-	2,793	-	2,793
Treasury shares purchased	(1,341,604)	-	-	-	-	(21,107)	(21,107)
Net income	-	-	-	7,281	-	-	7,281

Balance, June 30, 2016	18,750,783	$21,224	$122,293	$177,373	$1,503	$(40,033)	$282,360

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1:  SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States.  However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal recurring adjustments.  The results of operations for the three months ended June 30, 2016, and the cash flows for the six months ended June 30, 2016, should not be considered indicative of the results to be expected for the full year.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2015.

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

NOTE 2:  INVESTMENT SECURITIES

A summary of the amortized cost and fair values of investment securities at June 30, 2016 and December 31, 2015 follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At June 30, 2016
Held to Maturity:
Obligations of state and political subdivisions	$12,161	$500	$(1)	$12,660
Total	$12,161	$500	$(1)	$12,660

Available for Sale:
Federal agency securities	$67,262	$1,187	$(162)	$68,287
Obligations of state and political subdivisions	46,787	1,559	(29)	48,317
Residential mortgage-backed securities	257,713	1,795	(501)	259,007
Asset-backed securities	9,656	-	(239)	9,417
Corporate debt	25,009	203	(105)	25,107
Total	$406,427	$4,744	$(1,036)	$410,135

At December 31, 2015
Held to Maturity:
Obligations of state and political subdivisions	$11,797	$488	$(3)	$12,282
Total	$11,797	$488	$(3)	$12,282

Available for Sale:
Federal agency securities	$78,363	$220	$(373)	$78,210
Obligations of state and political subdivisions	47,079	620	(134)	47,565
Residential mortgage-backed securities	240,804	936	(1,852)	239,888
Asset-backed securities	9,639	-	(224)	9,415
Corporate debt	25,251	148	(146)	25,253
Total	$401,136	$1,924	$(2,729)	$400,331

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association. Other securities consist of corporate stock.

Securities with limited marketability, such as Federal Reserve Bank stock, Federal Home Loan Bank (“FHLB”) stock, and certain other investments, are carried at cost and included in other assets on the consolidated statements of financial condition. Total investments carried at cost were $14.4 million and $10.4 million at June 30, 2016 and  December 31, 2015, respectively. There are no identified events or changes in circumstances that may have a significant adverse effect on the investments carried at cost.

A comparison of the amortized cost and approximate fair value of our investment securities by maturity date at June 30, 2016 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
One year or less	$13,241	$13,326	$1,657	$1,656
More than one year through five years	279,068	281,813	6,037	6,216
More than five years through ten years	69,186	69,737	4,467	4,788
More than ten years	44,932	45,259	-	-
Total	$406,427	$410,135	$12,161	$12,660

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

Gain or loss on sale of investments is based upon the specific identification method. The table below shows the proceeds, gross realized gains and gross realized losses recognized on the investment portfolio for the three and six months ended June 30, 2016 and June 30, 2015. The sales during the three and six months ended June 30, 2016 resulted from a slight restructuring of our investment portfolio and the sales during the three and six months ended June 30, 2015 resulted from residual payments related to the sale of a private equity investment during the fourth quarter of 2014.

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Proceeds from sales	$18,726	$138	$41,530	$143
Gross realized gains	173	138	345	143
Gross realized losses	(8)	-	(54)	-

The following table shows securities with gross unrealized losses and their fair values by the length of time that the individual securities had been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015. Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
		Amortized cost of	Loss Existing for:		Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses
At June 30, 2016
Held to Maturity:
Obligations of state and political subdivisions	3	$2,029	$(0)	$(1)	$2,028
	3	$2,029	$(0)	$(1)	$2,028

Available for Sale:
Federal agency securities	6	$15,368	$(132)	$(30)	$15,206
Obligations of state and political subdivisions	1	2,157	-	(29)	2,128
Residential mortgage-backed securities	42	80,904	(235)	(266)	80,403
Asset-backed securities	3	9,656	(86)	(153)	9,417
Corporate debt	3	10,004	(22)	(83)	9,899
Total	55	$118,089	$(475)	$(561)	$117,053

At December 31, 2015
Held to Maturity:
Obligations of state and political subdivisions	1	$1,677	$-	$(3)	$1,674
	1	$1,677	$-	$(3)	$1,674

Available for Sale:
Federal agency securities	14	$42,438	$(138)	$(235)	$42,065
Obligations of state and political subdivisions	14	11,765	(57)	(77)	11,631
Residential mortgage-backed securities	87	175,043	(1,247)	(605)	173,191
Asset-backed securities	3	9,639	(115)	(109)	9,415
Corporate debt	6	14,987	(75)	(71)	14,841
Total	124	$253,872	$(1,632)	$(1,097)	$251,143

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

We have the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities. Furthermore, as of June 30, 2016, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not likely that we will have to sell any such securities before a recovery of cost. The declines in fair value were attributable to recent increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates. Management does not believe any of the securities are impaired due to credit quality. Accordingly, as of June 30, 2016, management believes the impairment of these investments is not deemed to be other-than-temporary.

As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, and borrowings from the FHLB. Securities with an amortized cost of $184.9 million and $174.0 million were pledged to meet such requirements at June 30, 2016 and December 31, 2015, respectively. Any amount over-pledged can be released at any time.

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

We extend commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, Kansas, and Colorado.  Our commercial lending operations are concentrated in Oklahoma City, Tulsa, Dallas, Wichita, and other metropolitan markets in Oklahoma, Texas, Kansas, and Colorado. As a result, the collectability of our loan portfolio can be affected by changes in the economic conditions in those states and markets.  Please see Note 9: Operating Segments for more detail regarding loans by market. At June 30, 2016 and December 31, 2015, substantially all of our loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.

Our loan classifications were as follows:

(Dollars in thousands)	At June 30, 2016	At December 31, 2015
Real estate mortgage:
Commercial	$862,287	$938,462
One-to-four family residential	183,693	161,958
Real estate construction:
Commercial	175,805	129,070
One-to-four family residential	20,347	21,337
Commercial	558,472	507,173
Installment and consumer	20,773	21,429
	1,821,377	1,779,429
Less: Allowance for loan losses	(26,876)	(26,106)
Total loans, net	1,794,501	1,753,323
Less: Loans held for sale (included above)	(7,010)	(7,453)
Net loans receivable	$1,787,491	$1,745,870

Concentrations of Credit.  At June 30, 2016,  $554.3 million, or 30%, and $435.2 million, or 24%, of our loans consisted of loans to individuals and businesses in the real estate and healthcare industries, respectively.  We do not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Loans Held for Sale.  We had loans held for sale of $7.0 million and $7.5 million at June 30, 2016 and December 31, 2015, respectively. The loans currently classified as held for sale, primarily residential mortgage loans, are carried at the lower of cost or market value. A substantial portion of our one-to-four family residential loans and loan servicing rights are sold to one buyer. These mortgage loans are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan. These loans are available for sale in the secondary market.

Loan Servicing.  We earn fees for servicing real estate mortgages and other loans owned by others. The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned. The unpaid principal balance of real estate mortgage loans serviced for others totaled $443.6 million and $432.3 million at June 30, 2016 and December 31, 2015, respectively. Loan servicing rights are capitalized based on estimated fair value at the point of origination. The servicing rights are amortized over the period of estimated net servicing income.

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

Changes in the carrying amounts and accretable yields for the ACS 310-30 loans that were acquired were as follows for the three and six months ended June 30, 2016 and June 30, 2015:

	For the three months ended June 30,
	2016		2015
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$742	$7,288	$419	$4,310
Payments received	-	(286)	-	(208)
Net charge-offs	(11)	(196)	-	-
Net reclassifications to / from nonaccretable amount	-	-	240	-
Accretion	(48)	-	(198)	442
Balance at end of period	$683	$6,806	$461	$4,544

	For the six months ended June 30,
	2016		2015
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$807	$7,914	$540	$4,971
Payments received	-	(790)	-	(869)
Net charge-offs	(11)	(318)	-	-
Net reclassifications to / from nonaccretable amount	-	-	240	-
Accretion	(113)	-	(319)	442
Balance at end of period	$683	$6,806	$461	$4,544

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

The following table shows the recorded investment in loans on nonaccrual status:

(Dollars in thousands)	At June 30, 2016	At December 31, 2015
Real estate mortgage:
Commercial	$3,894	$3,543
One-to-four family residential	3,106	1,729
Real estate construction:
Commercial	1,436	1,010
Commercial	13,752	13,491
Other consumer	71	85
Total nonaccrual loans	$22,259	$19,858

During the first six months of 2016,  $0.4 million of interest income was received on nonaccruing loans. If interest on all nonaccrual loans had been accrued for the six months ended June 30, 2016, additional interest income of $0.7 million would have been recorded.

The following table shows an age analysis of past due loans at June 30, 2016 and December 31, 2015:

December 31, 2015

		90 days +				Recorded loans
	30-89 days	past due and	Total past		Total	> 90 days and
(Dollars in thousands)	past due	nonaccrual	due	Current	loans	accruing
At June 30, 2016
Real estate mortgage:
Commercial	$462	$3,894	$4,356	$857,931	$862,287	$-
One-to-four family residential	206	3,120	3,326	180,367	183,693	14
Real estate construction:
Commercial	851	811	1,662	174,143	175,805	-
One-to-four family residential	-	625	625	19,722	20,347	-
Commercial	3,847	13,800	17,647	540,825	558,472	48
Other	400	75	475	20,298	20,773	4
Total	$5,766	$22,325	$28,091	$1,793,286	1,821,377	$66

At December 31, 2015
Real estate mortgage:
Commercial	$272	$3,992	$4,264	$934,198	$938,462	$449
One-to-four family residential	549	1,777	2,326	159,632	161,958	48
Real estate construction:
Commercial	-	493	493	128,060	128,553	-
One-to-four family residential	-	517	517	21,337	21,854	-
Commercial	278	13,491	13,769	493,404	507,173	-
Other	65	88	153	21,276	21,429	3
Total	$1,164	$20,358	$21,522	$1,757,907	1,779,429	$500

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

Impaired loans as of June 30, 2016 and December 31, 2015 are shown in the following table:

	With No Specific Allowance		With A Specific Allowance
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Investment	Balance	Allowance
At June 30, 2016
Commercial real estate	$1,838	$2,171	$13,992	$17,100	$752
One-to-four family residential	1,298	1,614	1,822	1,850	116
Real estate construction	1,229	1,456	207	245	40
Commercial	8,761	31,986	5,527	5,725	2,915
Other	71	83	-	-	-
Total	$13,197	$37,310	$21,548	$24,920	$3,823

At December 31, 2015
Commercial real estate	$12,166	$15,747	$10,940	$10,940	$1,575
One-to-four family residential	1,688	2,195	185	186	11
Real estate construction	1,078	1,327	-	-	-
Commercial	4,095	5,430	9,844	15,968	2,526
Other	85	94	-	-	-
Total	$19,112	$24,793	$20,969	27,094	$4,112

The average recorded investment of loans classified as impaired and the interest income recognized on those loans for the six months ended June 30, 2016 and June 30, 2015 are shown in the following table:

	As of and for the six months ended June 30,
	2016		2015
	Average		Average
	Recorded	Interest	Recorded	Interest
(Dollars in thousands)	Investment	Income	Investment	Income
Commercial real estate	$17,365	$871	$23,862	$473
One-to-four family residential	3,627	12	1,777	1
Real estate construction	1,408	-	376	-
Commercial	13,274	32	6,080	20
Other	77	-	1	-
Total	$35,751	$915	$32,096	$494

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

Troubled debt restructured loans outstanding as of June 30, 2016 and December 31, 2015 were as follows:

	At June 30, 2016		At December 31, 2015
(Dollars in thousands)	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial real estate	$11,936	$358	$19,563	$448
One-to-four family residential	14	47	13	48
Commercial	536	5,510	659	5,796
Total	$12,486	$5,915	$20,235	$6,292

At June 30, 2016 and December 31, 2015, we had no significant commitments to lend additional funds to debtors whose loan terms had been modified in a troubled debt restructuring.

There were no loans modified as troubled debt restructurings that occurred during the three months ended June 30, 2016 or June 30, 2015. Loans modified as troubled debt restructurings that occurred during the six months ended June 30, 2016 and June 30, 2015 are shown in the following table:

	For the six months ended June 30,
	2016		2015
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial	1	$26	-	$-
Total	1	$26	-	$-

The modifications of loans identified as troubled debt restructurings primarily related to payment reductions, payment extensions, and/or reductions in the interest rate. The financial impact of troubled debt restructurings is not significant.

There were no loans modified as a troubled debt restructuring that subsequently defaulted during the three or six months ended June 30, 2016 or June 30, 2015. Default, for this purpose, is deemed to occur when a loan is 90 days or more past due or transferred to nonaccrual and is within twelve months of restructuring.

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

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans. As of June 30, 2016 and December 31, 2015, based on the most recent analysis performed as of those dates, the risk category of loans by class was as follows:

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At June 30, 2016
Grade:
Pass	$818,634	$177,948	$194,507	$496,890	$20,533	$1,708,512
Special Mention	6,286	1,286	209	18,246	167	26,194
Substandard	37,367	4,459	1,436	43,066	73	86,401
Doubtful	-	-	-	270	-	270
Total	$862,287	$183,693	$196,152	$558,472	$20,773	$1,821,377

At December 31, 2015
Grade:
Pass	$902,034	$157,912	$148,811	$480,928	$21,284	$1,710,969
Special Mention	5,916	29	586	2,941	50	9,522
Substandard	30,512	4,017	1,010	18,848	95	54,482
Doubtful	-	-	-	4,456	-	4,456
Total	$938,462	$161,958	$150,407	$507,173	$21,429	$1,779,429

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

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At June 30, 2016
Balance at beginning of fiscal year	$12,716	$700	$2,533	$9,965	$192	$26,106
Loans charged-off	(3)	(83)	-	(3,801)	(376)	(4,263)
Recoveries	234	54	-	311	49	648
Provision for loan losses	(2,234)	362	647	5,194	416	4,385
Balance at end of period	$10,713	$1,033	$3,180	$11,669	$281	$26,876

Allowance for loan losses ending balance:
Individually evaluated for impairment	$281	$116	$-	$2,915	$-	$3,312
Collectively evaluated for impairment	9,961	917	3,140	8,754	281	23,053
Acquired with deteriorated credit quality	471	-	40	-	-	511
Total ending allowance balance	$10,713	$1,033	$3,180	$11,669	$281	$26,876

Loans receivable ending balance:
Individually evaluated for impairment	$13,192	$2,187	$754	$13,880	$38	$30,051
Collectively evaluated for impairment	844,739	180,213	194,646	544,221	20,702	1,784,521
Acquired with deteriorated credit quality	4,356	1,293	752	371	33	6,805
Total ending loans balance	$862,287	$183,693	$196,152	$558,472	$20,773	$1,821,377

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At June 30, 2015
Balance at beginning of fiscal year	$13,678	$712	$4,159	$9,614	$289	$28,452
Loans charged-off	(116)	(20)	(21)	(343)	(56)	(556)
Recoveries	151	443	31	583	138	1,346
Provision for loan losses	(448)	(557)	(509)	(1,313)	(196)	(3,023)
Balance at end of period	$13,265	$578	$3,660	$8,541	$175	$26,219

Allowance for loan losses ending balances:
Individually evaluated for impairment	$1,875	$-	$-	$1,660	$-	$3,535
Collectively evaluated for impairment	11,390	578	3,660	6,881	175	22,684
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$13,265	$578	$3,660	$8,541	$175	$26,219

Loans receivable ending balance:
Individually evaluated for impairment	$20,886	$404	$416	$5,885	$-	$27,591
Collectively evaluated for impairment	735,587	83,438	198,738	378,881	20,651	1,417,295
Acquired with deteriorated credit quality	2,933	1,496	93	22	-	4,544
Total ending loans balance	$759,406	$85,338	$199,247	$384,788	$20,651	$1,449,430

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

The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on our estimated fair value amounts.  There were no significant changes in valuation methods used to estimate fair value during the six months ended June 30, 2016.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At June 30, 2016
Available for sale securities:
Federal agency securities	$68,287	$-	$68,287	$-
Obligations of state and political subdivisions	48,317	-	48,317	-
Residential mortgage-backed securities	259,007	-	259,007	-
Asset-backed securities	9,417	-	9,417	-
Corporate debt	25,107	137	24,970	-

Derivative asset	5,163	-	5,163	-
Derivative liability	(6,322)	-	(6,322)	-
Total	$408,976	$137	$408,839	$-

At December 31, 2015
Available for sale securities:
Federal agency securities	$78,211	-	78,211	-
Obligations of state and political subdivisions	47,564	-	47,564	-
Residential mortgage-backed securities	239,888	-	239,888	-
Asset-backed securities	9,415	-	9,415	-
Corporate debt	25,253	137	25,116	-

Derivative asset	1,793	-	1,793	-
Derivative liability	(3,163)	-	(3,163)	-
Total	$398,961	$137	$398,824	$-

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

Assets that were measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015 are summarized below.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At June 30, 2016
Impaired loans at fair value :
Commercial real estate	$14,403	$-	$-	$14,403
One-to-four family residential	1,821	-	-	1,821
Real estate construction	207	-	-	207
Commercial	5,796	-	-	5,796

Loans held for sale:
One-to-four family residential	7,010	-	7,010	-

Mortgage loan servicing rights	3,350	-	3,350	-
Total	$32,587	$-	$10,360	$22,227

At December 31, 2015
Impaired loans at fair value :
Commercial real estate	$11,182	$-	$-	$11,182
One-to-four family residential	185	-	-	185
Real estate construction	390	-	-	390
Commercial	9,845	-	-	9,845

Loans held for sale:
One-to-four family residential	7,453	-	7,453	-

Other real estate	2,274	-	-	2,274
Mortgage loan servicing rights	3,721	-	3,721	-
Total	$35,050	$-	$11,174	$23,876

As of June 30, 2016, impaired loans measured at fair value with a carrying amount of $26.9 million were written down to a fair value of $22.2 million, resulting in a life-to-date impairment of $4.7  million. As of December 31, 2015, impaired loans measured at fair value with a carrying amount of $25.9 million were written down to a fair value of $21.6 million at December 31, 2015, resulting in a life-to-date impairment charge of $4.3 million.

As of December 31, 2015, other real estate assets were written down to their fair values, resulting in an impairment charge of $0.1 million, which was included in noninterest expense.  No impairment was recognized during the period ended June 30, 2016.

As of June 30, 2016 and December 31, 2015, mortgage servicing rights were written down to their fair values, resulting in an impairment charge of $0.5 million and $0.1 million, respectively, which was included in noninterest income.

No impairment of core deposit premiums or goodwill was recognized during the periods ending June 30, 2016 or December 31, 2015.

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

Subordinated debentures – Our two subordinated debentures have floating rates that reset quarterly. The fair value of the floating rate subordinated debentures approximates carrying value at June 30, 2016.

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

The carrying values and estimated fair values of our financial instruments segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value were as follows:

	At June 30, 2016		At December 31, 2015
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$68,088	$68,088	$78,129	$78,129
Securities held to maturity	12,161	12,660	11,797	12,282
Accrued interest receivable	5,730	5,730	5,767	5,767
Investments included in other assets	14,398	14,398	10,383	10,383
Level 3 inputs:
Total loans, net of allowance	1,794,501	1,780,222	1,753,323	1,728,114
Financial liabilities:
Level 2 inputs:
Deposits	1,902,865	1,839,860	1,884,105	1,780,954
Accrued interest payable	931	931	867	867
Other liabilities	9,823	9,823	10,314	10,314
Other borrowings	153,568	154,476	110,927	112,149
Subordinated debentures	46,393	46,393	51,548	51,548
Loan commitments		466,205		446,412
Letters of credit		7,112		6,563

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

We have entered into nine customer interest rate swap agreements that effectively convert the loan interest rate from floating rate based on LIBOR or prime rate to a fixed rate for the customer. As of June 30, 2016, these loans had an outstanding balance of  $98.3 million. We have entered into offsetting agreements with dealer counterparties.  The following table summarizes the fair values of derivative contracts recorded as “non-hedge derivative assets” and “non-hedge derivative liabilities” in the consolidated statements of financial condition:

	As of June 30, 2016		At December 31, 2015
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Non-hedge derivative assets	$98,318	$5,163	$101,629	$1,793
Non-hedge derivative liabilities	98,318	5,163	101,629	1,793

The margin rates to us in connection with these instruments are a contractual percentage over the one-month LIBOR or a minimal percentage under the prime rate. We had posted $7.4 million of collateral to dealer counterparties as of June 30, 2016. We posted securities to cover the collateral required. These interest rate swaps are not designated as hedging instruments.

Interest Rate Swap

We have an interest rate swap agreement with a total notional amount of $25.0 million. The interest rate swap contract was designated as a hedging instrument in cash flow hedges with the objective of protecting the overall cash flow from our quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven-year period beginning February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month London Interbank Offered Rate (“LIBOR”). Under the swap, we pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85% on a total notional amount of $25.0 million, with quarterly settlements. The rate received by us as of June 30, 2016 was 3.48%.

The estimated fair value of the interest rate swap contract outstanding as of June 30, 2016 and December 31, 2015 resulted in a pre-tax loss of $1.2 million and $1.4 million, respectively, and was included in other liabilities in the consolidated statements of financial condition. We obtained the counterparty valuation to validate the interest rate derivative contract as of June 30, 2016 and December 31, 2015.

The effective portion of our gain or loss due to changes in the fair value of the interest rate swap contract, a $0.1 million loss and a $0.1 million gain for the six months ended June 30, 2016 and June 30, 2015, respectively, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense. No ineffectiveness related to the interest rate derivative was recognized during either reporting period.

Net cash outflows as a result of the interest rate swap contract were $0.3 million and $0.4 million for the six months ended June 30, 2016 and June 30, 2015, respectively, and were included in interest expense on subordinated debentures.

The fair value of cash and securities posted as collateral by us related to the interest rate swap contract was $2.1 million at June 30, 2016 and December 31, 2015.

There are no credit-risk-related contingent features associated with our derivative contract.

NOTE 6: TAXES ON INCOME

Net deferred tax assets totaled $12.0 million at June 30, 2016 and $14.0 million at December 31, 2015. Net deferred tax assets are included in other assets and no valuation allowance is considered necessary.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal or state tax examinations for years before 2012. On January 13, 2016, we were notified by the Internal Revenue Service that we are under examination for the 2014 income tax filing and on June 6, 2016, we received final notice that the examinations was completed with no adjustments proposed.

NOTE 7: SHAREHOLDERS’ EQUITY

Stock Repurchase Program

On May 25, 2016,  our Board of Directors approved our fourth stock repurchase program within the last two years. The program authorizes the repurchase of up to another 5.0%, or approximately 921,000 shares of our outstanding common stock and will become effective as of the earlier of:  (a) the date we complete our repurchase of all the shares of our common stock that we are authorized to purchase under our current stock repurchase program that became effective as of February 23, 2016; or (b) February 23, 2017, which is the original expiration date of the current program. During the first six months of 2016, we repurchased 1,336,387 shares for a total of $21.0 million, and since August 2014, we have repurchased 2,457,945 shares for a total of $39.8 million.

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

The following table shows the computation of basic and diluted earnings per common share:

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands, except earnings per share data)	2016	2015	2016	2015
Numerator:
Net income	$5,412	$4,161	$7,281	$8,696
Earnings allocated to participating securities	(110)	(73)	(131)	(143)
Numerator for earnings per common share	$5,302	$4,088	$7,150	$8,553

Denominator:
Denominator for basic earnings per common share	18,574,300	18,666,853	18,916,686	18,714,088
Dilutive effect of stock compensation	102,261	197,124	18,918	172,332
Denominator for diluted earnings per common share	18,676,561	18,863,977	18,935,604	18,886,420
Earnings per common share:
Basic	$0.29	$0.22	$0.38	$0.46
Diluted	$0.28	$0.22	$0.38	$0.46

NOTE 9: OPERATING SEGMENTS

We operate four principal segments:  Oklahoma Banking, Texas Banking, Kansas Banking, and Other Operations. The Oklahoma Banking segment provides deposit and lending services and consists of residential mortgage lending services to customers. Due to the relatively smaller size and the management structure, our Colorado banking operations are included within the Oklahoma Banking segment. The Texas Banking segment and the Kansas Banking segment provide deposit and lending services. Other Operations includes our funds management unit and corporate investments.

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

For the three months ended June 30, 2016
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations	Company
Net interest income (loss)	$12,339	$5,640	$1,638	$78	$19,695
Provision (credit) for loan losses	(210)	330	(113)	3	10
Noninterest income	2,657	290	300	624	3,871
Noninterest expenses	9,879	3,256	1,347	786	15,268
Income (loss) before taxes	5,327	2,344	704	(87)	8,288
Taxes on income (loss)	1,837	816	250	(27)	2,876
Net income (loss)	$3,490	$1,528	$454	$(60)	$5,412

For the six months ended June 30, 2016
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations*	Company
Net interest income (loss)	$25,277	$11,206	$3,466	$(414)	$39,535
Provision for loan losses	50	2,245	2,086	4	4,385
Noninterest income	4,852	592	618	1,224	7,286
Noninterest expenses	19,839	6,987	2,764	1,674	31,264
Income (loss) before taxes	10,240	2,566	(766)	(868)	11,172
Taxes on income (loss)	3,566	894	(267)	(302)	3,891
Net income (loss)	$6,674	$1,672	$(499)	$(566)	$7,281

* Includes externally generated revenue of $1.9 million, primarily from investing services, and an internally generated loss of $1.0 million from the funds management unit.

Total loans at period end	$1,085,986	$577,333	$158,058	$-	$1,821,377
Total assets at period end	1,130,161	573,199	157,054	541,848	2,402,262
Total deposits at period end	1,322,430	190,475	135,585	254,375	1,902,865

For the three months ended June 30, 2015
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations	Company
Net interest income (loss)	$9,299	$4,793	$1,731	$(32)	$15,791
Provision (credit) for loan losses	(689)	(283)	(165)	1	(1,136)
Noninterest income	2,386	278	329	416	3,409
Noninterest expenses	7,698	3,793	1,606	885	13,982
Income before taxes	4,676	1,561	619	(502)	6,354
Taxes on income	1,609	531	216	(163)	2,193
Net income	$3,067	$1,030	$403	$(339)	$4,161

For the six months ended June 30, 2015
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations*	Company
Net interest income (loss)	$19,034	$10,013	$3,194	$(840)	$31,401
Provision (credit) for loan losses	(1,922)	(533)	(568)	-	(3,023)
Noninterest income	4,425	587	631	606	6,249
Noninterest expenses	15,043	7,228	3,215	1,578	27,064
Income (loss) before taxes	10,338	3,905	1,178	(1,812)	13,609
Taxes on income (loss)	3,732	1,410	425	(654)	4,913
Net income (loss)	$6,606	$2,495	$753	$(1,158)	$8,696

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

NOTE 10:  COMMITMENTS AND CONTINGENCIES

Customer Risk Management Interest Rate Swap

On September 9, 2014, we entered into an agreement to provide one of our commercial borrowers a customer interest rate swap that effectively converts the loan interest rate from a floating rate based on LIBOR to a fixed rate for the customer. As of June 30, 2016, the floating rate loan had an outstanding balance of $15.3 million.  The option to execute the swap is conditional on the borrower’s compliance with the loan and swap agreements, and will be subject to the terms of the International Swaps and Derivatives Association Master Agreement.  The fixed pay amount will be based on the market rates at the time of execution, and it is our intention to simultaneously execute an offsetting trade with an approved swap dealer counterparty with identical terms.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. While this ASU does not change the core principles of the guidance in Topic 606, it does clarify the guidance related to identifying performance obligations as well as the accounting for licenses of intellectual property. This guidance becomes effective for us on January 1, 2017, and it is not expected to have a material impact on the financial statements.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives Hedging (Topic 815), Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update). This ASU rescinds from the FASB Accounting Standards Codification certain SEC Observer comments that are codified in FASB ASC Topic 605, Revenue Recognition, and ASC 932, Extractive Activities – Oil and Gas, effective upon an entity’s adoption of FASB ASC 606, Revenue from Contracts with Customers. This ASU also rescinds the SEC Staff Announcement:  Determining the Nature of a Host Contract Related to a Hybrid Instrument Issued in the Form of a Share under Topic 815,” which is codified in FASB ASC Topic 815, Derivatives and Hedging, effective on adoption of FASB ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity. This guidance becomes effective for us on January 1, 2018, and it is not expected to have a material impact on the financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients. While this ASU does not change the core principles of the new revenue recognition standard, it does make the standard more operational and clarifies the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration, and certain transition matters.  This guidance becomes effective for us on January 1, 2018, and it is not expected to have a material impact on the financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments. This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that estimates credit losses on most financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity securities, using the current expected credit loss (CECL) model. Under this model, entities will estimate credit losses over the financial instrument’s entire contractual term from the date of initial recognition of that instrument. The ASU also requires incremental disclosures on how the entity developed its estimates. This guidance becomes effective for us on January 1, 2020. We are evaluating the impact of this ASU on our financial statements and disclosures.

SOUTHWEST BANCORP, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Southwest Bancorp, Inc. (“we”, “our”, “us”, or “Southwest”) is a financial holding company for Bank SNB, which has been providing banking services since 1894. Through Bank SNB, we have thirty-three full-service banking centers located primarily along the heavily populated areas on the I-35 corridor through Texas, Oklahoma, and Kansas, and in Colorado. We focus on providing customers with exceptional service and meeting all of their banking needs by offering a wide variety of commercial and consumer banking services, including commercial and consumer lending, deposit services, specialized cash management, and other financial services and products. At June 30, 2016, we had total assets of $2.4 billion, deposits of $1.9 billion, and shareholders’ equity of $282.4 million.

On May 25, 2016, our Board of Directors (the “Board”) authorized a fourth consecutive share repurchase program of up to another 5.0%, or approximately 921,000 shares, of our outstanding common stock, which becomes effective as of the earlier of:  (a) the date we complete our repurchase of all the shares of our common stock that we are authorized to purchase under our current stock repurchase program that became effective as of February 23, 2016; or (b) February 23, 2017, which is the original expiration date of the current program. The share repurchases are expected to continue to be made primarily on the open market from time to time.  Repurchases under the program will be made at the discretion of management based upon market, business, legal, and other factors. During the first six months of 2016, we repurchased 1,336,387 shares for a total of $21.0 million, and since August 2014, we have repurchased 2,457,945 shares for a total of $39.8 million.

Our business operations are conducted through four operating segments that include Oklahoma Banking, Texas Banking, Kansas Banking, and Other Operations. Due to the relatively smaller size and management structure, Colorado banking operations are included within our Oklahoma Banking segment. At June 30, 2016, the Oklahoma Banking segment accounted for $1.1 billion in loans, the Texas Banking segment accounted for $577.3 million in loans, and the Kansas Banking segment accounted for $158.1 million in loans. Please see “Financial Condition:  Loans” below for additional information.  For additional information on our operating segments, please see “Note 9: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements.

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

As of June 30, 2016, $1.0 billion, or 57%, of our loans were real estate industry loans. Economic factors that affect commercial real estate values include job growth, corporate profits, and business expansion. The unemployment rate, uncertainty over government regulation and fiscal policy, the rising cost of debt capital, and depressed oil and gas prices are all industry risk factors.

Our tactical focus on healthcare lending was established in 1974.  We provide credit and other remittance services, such as deposits, cash management, and document imaging for physicians and other healthcare practitioners to start or develop their practices and finance the development and purchase of medical offices, clinics, surgical care centers, hospitals, and similar facilities.  As of June 30, 2016,  $435.2 million, or 24%, of our loans were to individuals and businesses in the healthcare industry.

As of June 30, 2016, approximately 3% of our loan portfolio was concentrated in energy banking. Our exposure continues to be focused with good companies that are generally well capitalized. If oil prices remain at current low levels for an extended period, we could experience weaker energy loan demand and increased losses within our energy portfolio. Furthermore, a prolonged period of low oil prices could have a negative impact on the economies of energy-dominant states such as Oklahoma and Texas.  As a result, a prolonged period of low oil prices could have an adverse effect on our business, financial condition and results of operation.

 FINANCIAL CONDITION

Investment Securities

The following table shows the composition of the investment portfolio at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Federal agency securities	$68,287	$78,210	$(9,923)	(12.69)%
Obligations of state and political subdivisions	60,478	59,362	1,116	1.88
Residential mortgage-backed securities	259,007	239,888	19,119	7.97
Asset-backed securities	9,417	9,415	2	0.02
Corporate debt	25,107	25,253	(146)	(0.58)
Total	$422,296	$412,128	$10,168	2.47%

Loans

Total loans, including loans held for sale, were $1.8 billion at June 30, 2016. The following table shows the composition of the loan portfolio at the dates indicated:

(Dollars in thousands)	June 30, 2016	December 31, 2015	$ Change	% Change
Real estate mortgage
Commercial	$862,287	$938,462	$(76,175)	(8.12)%
One-to-four family residential	183,693	161,958	21,735	13.42
Real estate construction
Commercial	175,805	129,070	46,735	36.21
One-to-four family residential	20,347	21,337	(990)	(4.64)
Commercial	558,472	507,173	51,299	10.11
Installment and consumer
Other	20,773	21,429	(656)	(3.06)
Total loans	$1,821,377	$1,779,429	$41,948	2.36%

The composition of loans held for sale and a  reconciliation to total loans is shown in the following table:

	June 30,	December 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Loans held for sale:
One-to-four family residential	$7,010	$7,453	$(443)	(5.94)%
Total loans held for sale	7,010	7,453	(443)	(5.94)
Portfolio loans	1,814,367	1,771,976	42,391	2.39
Total loans	$1,821,377	$1,779,429	$41,948	2.36%

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

The allowance on all other portfolio loans (including non-accrual loans less than $100,000) is determined by use of historical loss ratios adjusted for qualitative internal and external risk factors, segmented into loan pools by type of loan and market area.

The composition of the allowance for portfolio loan losses, at the dates indicated, is shown in the following table:

	As of June 30, 2016			As of December 31, 2015
(Dollars in thousands)	Loan Balance	Allowance	Allowance %	Loan Balance	Allowance	Allowance %
Nonaccrual	$22,259	$3,751	16.9%	$19,858	$2,537	12.8%
Performing TDR	12,486	72	0.6	20,235	1,575	7.8
All other excluding loans held for sale	1,779,622	23,053	1.3	1,731,883	21,994	1.3
Total	$1,814,367	$26,876	1.5%	$1,771,976	$26,106	1.5%

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

The amount of the loan loss provision, or negative provision, for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs (recoveries) for the period. Net charge-offs for the first six months of 2016 were $3.6 million, an increase of $4.4 million from the $(0.8) million net recoveries recorded for the first six months of 2015. The provision for loan losses for the first six months of 2016 was $4.4 million, representing an increase of $7.4 million from the negative provision of $3.0 million recorded for the first six months of 2015. The increase in the provision is due to the slowness in the energy sector as well as specific deterioration particularly in three general business credits that occurred during the first three months of 2016.

Nonperforming Loans / Nonperforming Assets

At June 30, 2016, the allowance for loan losses was 120.39% of nonperforming loans, compared to 128.23% of nonperforming loans, at December 31, 2015. Nonaccrual loans, which comprise the majority of nonperforming loans, were $22.3 million as of June 30, 2016,  an increase of $2.4 million, or 12%, from December 31, 2015. We have taken cumulative net charge-offs related to these nonaccrual loans of $6.7 million as of June 30, 2016.  Nonaccrual loans at June 30, 2016 were comprised of 54 relationships and were primarily concentrated in commercial and industrial (61.78%) and commercial real estate (17.49%). All nonaccrual loans are considered impaired and are carried at their estimated collectible amounts. These loans are believed to have sufficient collateral and are in the process of being collected.

(Dollars in thousands)	June 30, 2016	December 31, 2015
Nonaccrual loans:
Commercial real estate	$3,894	$3,543
One-to-four family residential	3,106	1,729
Real estate construction	1,436	1,010
Commercial	13,752	13,491
Other consumer	71	85
Total nonaccrual loans	22,259	19,858

Past due 90 days or more:
Commercial	48	449
One-to-four family residential	14	48
Other consumer	4	3
Total past due 90 days or more	66	500
Total nonperforming loans	22,325	20,358
Other real estate	2,122	2,274
Total nonperforming assets	$24,447	$22,632

Nonperforming assets to portfolio loans receivable and
other real estate	1.35%	1.28%
Nonperforming loans to portfolio loans receivable	1.23	1.15
Allowance for loan losses to nonperforming loans	120.39	128.23

At June 30, 2016, six credit relationships represented 78% of nonperforming loans. These had an aggregate principal balance of $17.4 million and related impairment reserves of $3.6 million. These include $12.8 million in commercial loans, of which $6.9 million are energy related, $2.3 million are commercial real estate, and $2.3 million are one-to-four family residential. Cumulative net charge-offs for these six relationships were $5.1 million as of June 30, 2016.

Performing loans considered potential problem loans (loans which are not included in the past due or nonaccrual categories but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms) amounted to approximately $64.4 million at June 30, 2016, compared to $39.2 million at December 31, 2015. Substantially all of these loans were performing in accordance with their present terms at June 30, 2016. Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms.

At June 30, 2016, other real estate was $2.1 million, a decrease of $0.2 million from December 31, 2015.

At June 30, 2016, the reserve for unfunded loan commitments was $2.3 million, a $0.1 million, or 2%, decrease from the amount at December 31, 2015. Management believes the amount of the reserve is appropriate and is included in other liabilities on the consolidated statements of financial condition. The decrease is related primarily to continued improvement in asset quality and a corresponding decline in historical loss ratios used to calculate the reserve.

Deposits and Other Borrowings

Our deposits were $1.9 billion at June 30, 2016 and December 31, 2015. The following table shows the composition of deposits at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Noninterest-bearing demand	$545,421	$596,494	$(51,073)	(8.56)%
Interest-bearing demand	160,886	151,015	9,871	6.54
Money market accounts	547,415	534,357	13,058	2.44
Savings accounts	55,209	56,333	(1,124)	(2.00)
Time deposits of $100,000 or more	323,137	311,538	11,599	3.72
Other time deposits	270,797	234,368	36,429	15.54
Total deposits	$1,902,865	$1,884,105	$18,760	1.00%

Brokered deposits include deposits obtained through bank networks for the purpose of sharing deposits and in some cases to increase customer deposit insurance levels. Brokered deposits totaled $56.2 million at June 30, 2016 and  $25.4 million at December 31, 2015.

Other borrowings, which includes short-term federal funds purchased, FHLB borrowings, and repurchase agreements, increased $42.6 million, or 38%, to $153.6 million during the first six months of 2016.  The increase primarily reflects the change in temporary FHLB advances for the period.

Wholesale funding, including FHLB borrowings, federal funds purchased, and brokered deposits, accounted for 17% and 12% of total funding at June 30, 2016 and December 31, 2015, respectively. See further discussion under the “Liquidity” section below.

Shareholders’ Equity

Shareholders’ equity decreased $13.7 million during the six months ended June 30, 2016 primarily due to $21.1 million in treasury stock repurchases and $3.1 million in common stock dividends declared, offset in part by net income of $7.3 million and an increase of $2.8 million in other comprehensive income. At June 30, 2016, the accumulated other comprehensive income on available for sale investment securities and derivative instruments (net of tax) was $1.5 million, an improvement from an unrealized loss of $1.3 million at December 31, 2015.

At June 30, 2016, we and Bank SNB continued to exceed all applicable regulatory capital requirements. See “Capital Requirements” on page 41.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2016 and 2015

Net income for the second quarter of 2016 of $5.4 million represented an increase of $1.2 million from the $4.2 million net income recorded for the second quarter of 2015. Diluted earnings per share were $0.28 for the second quarter of 2016, compared to $0.22 for the second quarter of 2015.  The $1.2 million increase in net income compared to the second quarter of 2015 was due to a $3.9 million increase in net interest income and a $0.5 million increase in noninterest income, offset in part by a $1.1 million increase in the provision for loan losses, a $1.2 million increase in noninterest expense, and a $0.7 million increase in income taxes. The increases in net interest income, noninterest income, and noninterest expense are due in part to the First Commercial Bancshares, Inc. acquisition that occurred in the fourth quarter of 2015.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period.  (See “Note 3:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 40.)

Net Interest Income

	For the three months
	ended June 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Interest income:
Loans	$20,031	$15,839	$4,192	26.47%
Investment securities:
U.S. government and agency obligations	302	381	(79)	(20.73)
Mortgage-backed securities	1,038	660	378	57.27
State and political subdivisions	350	287	63	21.95
Other securities	272	221	51	23.08
Other interest-earning assets	51	67	(16)	(23.88)
Total interest income	22,044	17,455	4,589	26.29

Interest expense:
Interest-bearing demand deposits	65	30	35	116.67
Money market accounts	329	183	146	79.78
Savings accounts	18	9	9	100.00
Time deposits of $100,000 or more	448	170	278	163.53
Other time deposits	568	470	98	20.85
Other borrowings	342	241	101	41.91
Subordinated debentures	579	561	18	3.21
Total interest expense	2,349	1,664	685	41.17

Net interest income	$19,695	$15,791	$3,904	24.72%

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

 AVERAGE BALANCES, YIELDS AND RATES

The following table shows average interest-earning assets and interest-bearing liabilities and the average yields and rates on them for the periods indicated:

	For the three months ended June 30,
	2016			2015
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans (1) (2)	$1,799,591	$20,031	4.48%	$1,439,050	$15,839	4.41%
Investment securities (2)	428,275	1,962	1.84	369,677	1,549	1.68
Other interest-earning assets	48,569	51	0.42	103,943	67	0.26
Total interest-earning assets	2,276,435	22,044	3.89	1,912,670	17,455	3.66
Other assets	103,566			58,267
Total assets	$2,380,001			$1,970,937

Liabilities and shareholders' equity
Interest-bearing demand deposits	$165,011	$65	0.16%	$137,781	$30	0.09%
Money market accounts	537,734	329	0.25	473,993	183	0.15
Savings accounts	54,808	18	0.13	34,702	9	0.10
Time deposits	589,029	1,016	0.69	448,175	640	0.57
Total interest-bearing deposits	1,346,582	1,428	0.43	1,094,651	862	0.32
Other borrowings	141,623	342	0.97	60,568	241	1.60
Subordinated debentures	46,393	579	4.99	46,393	561	4.84
Total interest-bearing liabilities	1,534,598	2,349	0.62	1,201,612	1,664	0.56
Noninterest-bearing demand deposits	547,963			485,984
Other liabilities	13,598			10,005
Shareholders' equity	283,842			273,336
Total liabilities and shareholders' equity	$2,380,001			$1,970,937

Net interest income and interest rate spread		$19,695	3.27%		$15,791	3.10%
Net interest margin (3)			3.48%			3.31%
Ratio of average interest-earning assets
to average interest-bearing liabilities	148.34%			159.18%

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3) Net interest margin = annualized net interest income / average interest-earning assets

Compared to the second quarter of 2015, the second quarter 2016 yields on our interest-earning assets increased 23 basis points, while the rates paid on our interest-bearing liabilities increased 6 basis points, resulting in an increase in the interest rate spread from 3.10% to 3.27%. During the quarterly periods ended June 30, 2016 and June 30, 2015, annualized net interest margin was 3.48% and 3.31%, respectively, and for the same periods, the ratio of average interest-earning assets to average interest-bearing liabilities was 148.34%  and 159.18%, respectively.

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

With the rate environment remaining low in the short to mid-term, earning assets and interest bearing liabilities are repricing at lower rates. The increase in net interest income is primarily the result of higher interest income from loans.

	For the three months ended June 30,
	2016 vs. 2015
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate
Interest earned on:
Loans receivable (1)	$4,192	$4,011	$181
Investment securities (1)	413	260	153
Other interest-earning assets	(16)	(46)	30
Total interest income	4,589	4,225	364

Interest paid on:
Interest-bearing demand	35	7	28
Money market accounts	146	27	119
Savings accounts	9	6	3
Time deposits	376	201	175
Other borrowings	101	225	(124)
Subordinated debentures	18	-	18
Total interest expense	685	466	219

Net interest income	$3,904	$3,759	$145

(1) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

Noninterest Income

	For the three months
	ended June 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Noninterest income:
Other service charges and fees	$2,556	$2,450	$106	4.33%
Other noninterest income	428	200	228	114.00
Gain on sale/call of investment securities	165	138	27	19.57
Gain on sales of mortgage loans, net	722	621	101	16.26
Total noninterest income	$3,871	$3,409	$462	13.55%

Other service charges and fees for the three months ended June 30, 2016 increased $0.1 million compared to the three months ended June 30, 2015 and included a $0.2 million impairment of mortgage servicing rights.

Other noninterest income for the three months ended June 30, 2016 increased $0.2 million compared to the three months ended June 30, 2015 primarily as a result of income generated from the bank owned life insurance asset that was purchased in the second quarter of 2015.

The gain on sale/call of investment securities for the three months ended June 30, 2016 increased compared to the three months ended June 30, 2015 due to a slight restructure of the investment portfolio.

Gain on sales of mortgage loans for the three months ended June 30, 2016 increased $0.1 million compared to the three months ended June 30, 2015 primarily due to an increase in mortgage lending activity.

Noninterest Expense

	For the three months
	ended June 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$9,587	$8,289	$1,298	15.66%
Occupancy	2,669	2,201	468	21.26
Data processing	430	410	20	4.88
FDIC and other insurance	432	316	116	36.71
Other real estate (net)	8	112	(104)	92.86
Unfunded loan commitment reserve	(263)	115	(378)	328.70
Other general and administrative	2,405	2,539	(134)	(5.28)
Total noninterest expense	$15,268	$13,982	$1,286	9.20%

The number of full-time equivalent employees increased from 361 as of June 30, 2015 to 410 as of June 30, 2016, primarily due to the acquisition of First Commercial Bancshares, Inc. The increase in personnel expense from the prior year is primarily the result of the increase in salary and employee benefit expenses related to an increase in the number of employees.

The increases in occupancy and data processing for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 is due primarily to increased rental expense, depreciation expense, maintenance contract amortization expense, and data processing expense related to acquired branches and software expense.

Our financial institution subsidiary pays deposit insurance premiums to the FDIC based on assessment rates.  The increase for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 is primarily the result of an increase in average total assets and an increase in the assessment rates.

The decrease in other real estate net expenses for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 is primarily the result of a decrease in overall other real estate and related property taxes and insurance, as well as a  change in the real estate portfolio, specifically marked by a decrease in commercial and residential real estate and an increase in vacant land.

The unfunded loan commitment reserve expense for the three months ended June 30, 2016 decreased compared to the three months ended June 30, 2015, primarily as a result of continued improvement in asset quality and the corresponding decline in historical loss ratios used to calculate the reserve.

The decrease in other general and administrative for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 is primarily the result of decreased legal fees and marketing expense.

RESULTS OF OPERATIONS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2016 and 2015

Net income for the six months ended June 30, 2016 of $7.3 million represented a decrease of $1.4 million from the $8.7 million net income recorded for the six months ended June 30, 2015.  Diluted earnings per share were $0.38 for the six months ended June 30, 2016, compared to $0.46 for the six months ended June 30, 2015.  The $1.4 million decrease in net income from 2015 is the result of a $7.4 million increase in the provision for loan losses and a $4.2 million increase in noninterest expense due to increased personnel, occupancy, and general and administrative expenses, offset in part by an $8.1 million increase in net interest income, a $1.0 million increase in noninterest income, and a $1.0 million decrease in income taxes. The increases in noninterest expense, net interest income, and noninterest income are due in part to the First Commercial Bancshares, Inc. acquisition that occurred in the fourth quarter of 2015.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period.  (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 40.)

	For the six months
	ended June 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Interest income:
Loans	$40,061	$31,409	$8,652	27.55%
Investment securities:
U.S. government and agency obligations	598	717	(119)	(16.60)
Mortgage-backed securities	2,115	1,378	737	53.48
State and political subdivisions	698	576	122	21.18
Other securities	516	431	85	19.72
Other interest-earning assets	104	168	(64)	(38.10)
Total interest income	44,092	34,679	9,413	27.14

Interest expense:
Interest-bearing demand deposits	127	63	64	101.59
Money market accounts	650	365	285	78.08
Savings accounts	37	17	20	117.65
Time deposits of $100,000 or more	815	408	407	99.75
Other time deposits	1,106	844	262	31.04
Other borrowings	651	468	183	39.10
Subordinated debentures	1,171	1,113	58	5.21
Total interest expense	4,557	3,278	1,279	39.02

Net interest income	$39,535	$31,401	$8,134	25.90%

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

	For the six months ended June 30,
(Dollars in thousands)	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans (1) (2)	$1,794,291	$40,061	4.49%	$1,429,148	$31,409	4.43%
Investment securities (2)	420,291	3,927	1.88	368,782	3,102	1.70
Other interest-earning assets	49,800	104	0.42	131,290	168	0.26
Total interest-earning assets	2,264,382	44,092	3.92	1,929,220	34,679	3.62
Other assets	105,720			53,888
Total assets	$2,370,102			$1,983,108

Liabilities and shareholders' equity
Interest-bearing demand deposits	$162,825	$127	0.16%	$138,335	$63	0.09%
Money market accounts	540,267	650	0.24	479,287	365	0.15
Savings accounts	55,321	37	0.13	34,030	17	0.10
Time deposits	576,621	1,921	0.67	441,330	1,252	0.57
Total interest-bearing deposits	1,335,034	2,735	0.41	1,092,982	1,697	0.31
Other borrowings	129,397	651	1.01	66,405	468	1.42
Subordinated debentures	47,469	1,171	4.93	46,393	1,113	4.80
Total interest-bearing liabilities	1,511,900	4,557	0.61	1,205,780	3,278	0.55
Noninterest-bearing demand deposits	555,493			494,582
Other liabilities	14,184			10,458
Shareholders' equity	288,525			272,288
Total liabilities and shareholders' equity	$2,370,102			$1,983,108

Net interest income and interest rate spread		$39,535	3.31%		$31,401	3.07%
Net interest margin (3)			3.51%			3.28%
Ratio of average interest-earning assets
to average interest-bearing liabilities	149.77%			160.00%

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3) Net interest margin = annualized net interest income / average interest-earning assets

Compared to the six months ended June 30, 2015, the six months ended June 30, 2016 yields on our interest-earning assets increased 30 basis points, while the rates paid on our interest-bearing liabilities increased 6 basis points, resulting in an increase in the interest rate spread from 3.07% to 3.31%. During the same periods, annualized net interest margin was 3.51% and 3.28%, respectively, and for the same periods, the ratio of average interest-earning assets to average interest-bearing liabilities was 149.77% and 160.00%, respectively. Included in interest income for the first six months of 2016 and the first six months of 2015 was $0.5 million and $0.3 million of accelerated discount accretion, respectively. The net effect on the net interest margin was a 4 basis point and a 3 basis point increase, respectively for each six-month period. Average loans (including loans held for sale) as of June 30, 2016 increased $365.1 million when compared to June 30, 2015. Loans acquired in the fourth quarter of 2015 were $202.4 million.

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

	For the six months ended June 30,
	2016 vs. 2015
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate
Interest earned on:
Loans receivable (1)	$8,652	$8,145	$507
Investment securities (1)	825	460	365
Other interest-earning assets	(64)	(137)	73
Total interest income	9,413	8,468	945

Interest paid on:
Interest-bearing demand	64	13	51
Money market accounts	285	51	234
Savings accounts	20	13	7
Time deposits	669	401	268
Other borrowings	183	346	(163)
Subordinated debentures	58	26	32
Total interest expense	1,279	850	429

Net interest income	$8,134	$7,618	$516

(1) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis, because it is not considered material.

Noninterest Income

	For the six months
	ended June 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Noninterest income:
Other service charges and fees	$5,105	$4,878	$227	4.65%
Other noninterest income	767	259	508	196.14
Gain on sale/call of investment securities	291	143	148	103.50
Gain on sales of mortgage loans, net:	1,123	969	154	15.89
Total noninterest income	$7,286	$6,249	$1,037	16.59%

Other service charges and fees for the six months ended June 30, 2016 increased $0.2 million compared to the six months ended June 30, 2015 and included a $0.5 million impairment of mortgage servicing rights during the first six months of 2016.

Other noninterest income for the six months ended June 30, 2016 increased $0.5 million compared to the six months ended June 30, 2015, which includes income on bank owned life insurance and customer risk management interest rate swap income.

The gain on sale/call of investment securities for the six months ended June 30, 2016 increased $0.1 million compared to the six months ended June 30, 2015 due to a slight restructure of the investment portfolio during the six months ended June 30, 2016.

Gain on sales of mortgage loans for the six months ended June 30, 2016 increased $0.2 million compared to the six months ended June 30, 2015, primarily a reflection of the activity in residential mortgage lending. The increase relates to an increase in mortgage lending activity during the year.

Noninterest Expense

	For the six months
	ended June 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$18,929	$16,203	$2,726	16.82%
Occupancy	5,340	4,485	855	19.06
Data processing	900	856	44	5.14
FDIC and other insurance	800	628	172	27.39
Other real estate (net)	21	133	(112)	(84.21)
Unfunded loan commitment reserve	(48)	(110)	62	56.36
Other general and administrative	5,322	4,869	453	9.30
Total noninterest expense	$31,264	$27,064	$4,200	15.52%

The number of full-time equivalent employees increased from 361 at June 30, 2015 to 410 as of June 30, 2016, primarily due to the acquisition of First Commercial Bancshares, Inc. The increase in personnel expense from the prior year is primarily the result of the increase in salary and employee benefit expenses related to an increase in the number of employees.

The increase in occupancy and data processing for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 is due primarily to increased rental expense, depreciation expense, maintenance contract amortization expense, and data processing expense related to acquired branches and software expense.

Our financial institution subsidiary pays deposit insurance premiums to the FDIC based on assessment rates.  The increase for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 is primarily the result of an increase in average total assets and an increase in the assessment rates.

The decrease in other real estate net expenses for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 is primarily the result of a decrease in overall other real estate and related property taxes and insurance, as well as a change in the real estate portfolio, specifically marked by a decrease in commercial and residential real estate and an increase in vacant land.

The unfunded loan commitment reserve expense increased for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due to an increase in the level of unfunded commitments related to loans originating during the six months ended June 30, 2015.

The increase in other general and administrative for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 is primarily the result of increased business development expenses, increased intangible amortization expense, and increased administrative expenses (e.g., telephone, postage, supplies, etc.).

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

Our income tax expense was $3.9 million for the first six months of 2016 compared to $4.9 million for the first six months of 2015,  a decrease of $1.0 million, or 21%. The decrease in the income tax expense is the result of decreased pretax income and fluctuations in permanent book/tax differences. The effective tax rate for the first six months of 2016 was 34.83%, compared to 36.10% as of June 30, 2015. The decline in the effective tax rate includes the impact of an increase in tax exempt income, as a percentage of pre-tax income.

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

Bank SNB has approved federal funds purchased lines totaling $65.0 million with three banks. There was no outstanding balance on these lines at June 30, 2016. Bank SNB is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program. Collateral under this program consists of pledged selected commercial and industrial loans.  Currently the collateral allows Bank SNB to borrow up to $107.2 million. As of June 30, 2016, no borrowings were made through the BIC program. In addition, Bank SNB has available a $422.1 million line of credit from the FHLB.  Borrowings under the FHLB lines are secured by investment securities and loans. At June 30, 2016, Bank SNB’s FHLB line of credit had an outstanding balance of $111.0 million.  (See also “Deposits and Other Borrowings” on page 32 for funds available and “Note 9: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements for a discussion of our funds management unit.)

Bank SNB sells securities under agreements to repurchase with Bank SNB retaining custody of the collateral. Collateral consists of U.S. government agency obligations, which are designated as pledged with Bank SNB’s safekeeping agent. These transactions are for one to four day periods. Outstanding balances under this program were $42.6 million and $37.3 million as of June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016, $184.9 million of the total carrying value of investment securities of $422.3 million were pledged as collateral to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.  Any amount over pledged can be released at any time.

During the first six months of 2016, no category of short-term borrowings had an average balance that exceeded 30% of ending shareholders’ equity.

During the first six months of 2016, cash and cash equivalents decreased by $10.0 million, or 13%, to $68.1 million compared to December 31, 2015. This decrease was the net result of cash used in investing activities of $53.4 million (primarily from net purchases of available for sale securities and the increase in net loans originated), partially offset by cash provided by financing activities of $32.4 million (primarily from net increases in deposits and other borrowings, partially offset by purchases of treasury stock and common stock dividends paid), and by cash provided by operating activities of $10.9 million.

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

When fully phased in on January 1, 2019, the Basel III Capital Rules will require us to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a “capital conservation buffer” equal to 2.5% of total risk-weighted assets (the “Capital Buffer”), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the Capital Buffer, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the Capital Buffer and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average quarterly assets. The Capital Buffer will be tested on a quarterly basis. Our ability to pay dividends, discretionary bonuses, or repurchase stock will be restricted unless we maintain the Capital Buffer.  As of June 30, 2016, we are well-capitalized even if we apply the capital buffer on a fully phased-in basis.

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

Capital Ratios – Financial holding companies are required to maintain capital ratios set by the FRB in its Risk-Based Capital Guidelines.  At June 30, 2016, we exceeded all applicable capital requirements, having a total risk-based capital ratio of 15.53%, a Tier I risk-based capital ratio of 14.28%, a Tier 1 leverage ratio of 13.18%, and a CET1 ratio of 12.22%.   As of June 30, 2016, Bank SNB met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest or Bank SNB by bank regulators.

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

Estimated Changes in Net Interest Income

Changes in Interest Rates:	+ 300 bp	+200 bp	+100 bp

June 30, 2016	14.87%	9.15%	3.20%
December 31, 2015	15.27%	9.43%	3.41%

When compared to December 31, 2015, net interest income at risk declined in each of the three interest rate scenarios. The measured changes in net interest income for all scenarios are in compliance with the established policy limits.

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

Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

June 30, 2016	9.44%	5.71%	1.41%
December 31, 2015	7.37%	4.35%	0.98%

As of June 30, 2016 the economic value of equity measure improved in each of the three rising interest rate scenarios when compared to the December 31, 2015 percentages. The measured changes in economic value of equity for all scenarios are in compliance with the established policy limits.

*   *   *   *   *   *   *

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Our Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

No changes occurred during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A:  Risk Factors

There were no material changes in risk factors during the first six months of 2016 from those disclosed in our Form 10-K for the year ended December 31, 2015.

Item 2:  Unregistered sales of equity securities and use of proceeds

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
				863,515
April 1, 2016 to April 30, 2016	204,376	$15.11	204,376	659,139
May 1, 2016 to May 31, 2016	189,977	15.75	189,977	1,390,162
June 1, 2016 to June 30, 2016	138,488	16.45	138,488	1,251,674
Total	532,841	$15.68	532,841

Item 3:  Defaults upon senior securities

None

Item 4:  Mine Safety Disclosures

Not Applicable

Item 5:  Other information

None

Item 6:  Exhibits

Exhibit 31(a), (b)   Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32(a), (b)   18 U.S.C. Section 1350 Certifications

Exhibit 101   Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANCORP, INC.

(Registrant)

By: /s/ Mark W. Funke	August 5, 2016
Mark W. Funke President and Chief Executive Officer (Principal Executive Officer)	Date

By: /s/ Joe T. Shockley, Jr.	August 5, 2016
Joe T. Shockley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date