Form 10-Q
period 2016-09-30
SOUTHWEST BANCORP INC
filed 2016-11-07
CIK 914374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

 __________________

[ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

[    ] YES[ x ] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 7, 2016, the issuer has 18,683,774 shares of its Common Stock, par value $1.00, outstanding.

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

 SOUTHWEST BANCORP, INC.

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2016	2015
(Dollars in thousands)	(unaudited)
Assets:
Cash and due from banks	$36,298	$24,971
Interest-bearing deposits	33,799	53,158
Cash and cash equivalents	70,097	78,129
Securities held to maturity (fair values of $10,887 and $12,282, respectively)	10,474	11,797
Securities available for sale (amortized cost of $414,830 and $401,136, respectively)	417,464	400,331
Loans held for sale	7,899	7,453
Loans receivable	1,872,213	1,771,976
Less: Allowance for loan losses	(28,452)	(26,106)
Net loans receivable	1,843,761	1,745,870
Accrued interest receivable	5,839	5,767
Non-hedge derivative asset	4,123	1,793
Premises and equipment, net	23,248	23,819
Other real estate	2,106	2,274
Goodwill	13,545	13,467
Other intangible assets, net	5,819	6,615
Bank owned life insurance	28,353	27,676
Other assets	35,314	32,031
Total assets	$2,468,042	$2,357,022

Liabilities:
Deposits:
Noninterest-bearing demand	$550,121	$596,494
Interest-bearing demand	146,583	151,015
Money market accounts	576,550	534,357
Savings accounts	54,849	56,333
Time deposits of $100,000 or more	347,976	311,538
Other time deposits	271,845	234,368
Total deposits	1,947,924	1,884,105
Accrued interest payable	969	867
Non-hedge derivative liability	4,123	1,793
Other liabilities	10,842	11,684
Other borrowings	173,971	110,927
Subordinated debentures	46,393	51,548
Total liabilities	2,184,222	2,060,924
Shareholders' equity:
Common stock - $1 par value; 40,000,000 shares authorized;
21,223,895 and 21,138,028 shares issued, respectively	21,224	21,138
Additional paid in capital	122,594	121,966
Retained earnings	180,133	173,210
Accumulated other comprehensive income (loss)	1,028	(1,290)
Treasury stock, at cost; 2,538,510 and 1,131,226 shares, respectively	(41,159)	(18,926)
Total shareholders' equity	283,820	296,098
Total liabilities & shareholders' equity	$2,468,042	$2,357,022

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Operations

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands, except earnings per share data)	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$20,541	$16,510	$60,602	$47,919
Investment securities:
U.S. Government and agency obligations	252	382	850	1,099
Mortgage-backed securities	837	769	2,952	2,147
State and political subdivisions	345	292	1,043	868
Other securities	285	201	801	632
Other interest-earning assets	50	66	154	234
Total interest income	22,310	18,220	66,402	52,899

Interest expense:
Interest-bearing demand	58	38	185	101
Money market accounts	361	212	1,011	577
Savings accounts	19	9	56	26
Time deposits of $100,000 or more	543	193	1,358	601
Other time deposits	561	453	1,667	1,297
Other borrowings	374	255	1,025	723
Subordinated debentures	589	564	1,760	1,677
Total interest expense	2,505	1,724	7,062	5,002

Net interest income	19,805	16,496	59,340	47,897

Provision (credit) for loan losses	1,713	23	6,098	(3,000)
Net interest income after provision (credit) for loan losses	18,092	16,473	53,242	50,897

Noninterest income:
Service charges and fees	2,681	2,441	7,786	7,319
Gain on sales of mortgage loans, net	775	565	1,898	1,534
Gain on sales/calls of investment securities, net	3	19	294	162
Other noninterest income	1,096	1,004	1,863	1,263
Total noninterest income	4,555	4,029	11,841	10,278

Noninterest expense:
Salaries and employee benefits	9,794	8,374	28,723	24,577
Occupancy	3,103	2,288	8,443	6,773
Data processing	582	475	1,482	1,331
FDIC and other insurance	341	341	1,141	969
Other real estate, net	(233)	20	(212)	153
General and administrative	2,569	2,579	7,843	7,338
Total noninterest expense	16,156	14,077	47,420	41,141
Income before taxes	6,491	6,425	17,663	20,034
Taxes on income	2,236	2,303	6,127	7,216
Net income	$4,255	$4,122	$11,536	$12,818

Basic earnings per common share	$0.23	$0.22	$0.61	$0.67
Diluted earnings per common share	0.23	0.22	0.60	0.67
Common dividends declared per share	0.08	0.06	0.24	0.18

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands)	2016	2015	2016	2015

Net income	$4,255	$4,122	$11,536	$12,818

Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities	(1,071)	1,102	3,733	1,576
Reclassification adjustment for net gains arising during the period	(3)	(19)	(294)	(162)
Change in fair value of derivative used for cash flow hedge	262	(61)	473	(145)
Other comprehensive income (loss), before tax	(812)	1,022	3,912	1,269
Tax benefit (expense) related to items of other comprehensive
income (loss)	337	(417)	(1,594)	(502)
Other comprehensive income (loss), net of tax	(475)	605	2,318	767
Comprehensive income	$3,780	$4,727	$13,854	$13,585

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

	For the nine months
	ended September 30,
(Dollars in thousands)	2016	2015
Operating activities:
Net income	$11,536	$12,818
Adjustments to reconcile net income to net cash provided by operating activities:

Provision (credit) for loan losses	6,098	(3,000)
Adjustment to other real estate	-	63
Deferred tax expense	(726)	1,508
Asset depreciation	2,140	1,787
Securities premium amortization, net of discount accretion	2,628	2,121
Amortization of intangibles	1,626	722
Restricted stock amortization expense	607	1,043
Net gain on sales/calls of investment securities	(294)	(162)
Net gain on sales of mortgage loans	(1,898)	(1,534)
Net (gain) loss on sales of premises/equipment	99	(16)
Net (gain) loss on sales of other real estate	(275)	104
Proceeds from sales of held for sale loans	92,395	71,556
Held for sale loans originated for resale	(91,131)	(76,284)
Net changes in assets and liabilities:
Accrued interest receivable	(72)	(149)
Bank owned life insurance	(677)	(292)
Other assets	(7,996)	(1,645)
Accrued interest payable	102	9
Other liabilities	1,854	1,564
Net cash provided by operating activities	16,016	10,213
Investing activities:
Proceeds from sales of available for sale securities	43,593	-
Proceeds from principal repayments, calls, and maturities:
Held to maturity securities	1,650	940
Available for sale securities	63,226	75,638
Purchases of held to maturity securities	(444)	(1,180)
Purchases of available for sale securities	(122,731)	(99,057)
Purchases of bank owned life insurance	-	(20,000)
Loans originated, net of principal repayments	(104,185)	(141,065)
Purchases of premises and equipment	(1,844)	(1,439)
Proceeds from sales of premises and equipment	176	76
Proceeds from sales of other real estate	925	930
Net cash used in investing activities	(119,634)	(185,157)
Financing activities:
Net increase in deposits	63,819	92,251
Net increase in other borrowings	63,044	17,421
Net proceeds from issuance of common stock	714	456
Purchases of treasury stock	(22,233)	(4,063)
Redemption of trust preferred securities	(5,155)	-
Common stock dividends paid	(4,602)	(3,411)
Preferred stock dividends paid	(1)	(1)
Net cash provided by financing activities	95,586	102,653
Net decrease in cash and cash equivalents	(8,032)	(72,291)
Cash and cash equivalents:
Beginning of period	78,129	140,936
End of period	$70,097	$68,645

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		Other		Total
	Common Stock		Paid in	Retained	Comprehensive	Treasury	Shareholders'
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Gain/(Loss)	Stock	Equity
Balance, December 31, 2014	19,193,059	$19,811	$101,245	$160,427	$(395)	$(10,302)	$270,786

Dividends declared:
Preferred	-	-	-	(1)	-	-	(1)
Common, $0.18 per share	-	-	-	(3,419)	-	-	(3,419)
Common stock issued	88,937	89	338	-	-	-	427
Net common stock issued under
employee plans and related tax expense	1,522	1	28	-	-	-	29
Other comprehensive income, net of tax	-	-	-	-	767	-	767
Treasury shares purchased	(250,799)	-	-	-	-	(4,063)	(4,063)
Net income	-	-	-	12,818	-	-	12,818

Balance, September 30, 2015	19,032,719	$19,901	$101,611	$169,825	$372	$(14,365)	$277,344

Balance, December 31, 2015	20,006,802	$21,138	$121,966	$173,210	$(1,290)	$(18,926)	$296,098

Dividends declared:
Preferred	-	-	-	(1)	-	-	(1)
Common, $0.24 per share	-	-	-	(4,612)	-	-	(4,612)
Net common stock issued under
employee plans and related tax expense	85,867	86	628	-	-	-	714
Other comprehensive income, net of tax	-	-	-	-	2,318	-	2,318
Treasury shares purchased	(1,407,284)	-	-	-	-	(22,233)	(22,233)
Net income	-	-	-	11,536	-	-	11,536

Balance, September 30, 2016	18,685,385	$21,224	$122,594	$180,133	$1,028	$(41,159)	$283,820

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1:  SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States.  However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal recurring adjustments.  The results of operations for the three and nine months ended September 30, 2016, and the cash flows for the nine months ended September 30, 2016, should not be considered indicative of the results to be expected for the full year.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2015.

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

NOTE 2:  INVESTMENT SECURITIES

A summary of the amortized cost and fair values of investment securities at September 30, 2016 and December 31, 2015 follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At September 30, 2016
Held to Maturity:
Obligations of state and political subdivisions	$10,474	$415	$(2)	$10,887
Total	$10,474	$415	$(2)	$10,887

Available for Sale:
Federal agency securities	$65,946	$915	$(155)	$66,706
Obligations of state and political subdivisions	46,404	1,280	(39)	47,645
Residential mortgage-backed securities	272,858	1,216	(614)	273,460
Asset-backed securities	9,605	-	(181)	9,424
Corporate debt	20,017	277	(65)	20,229
Total	$414,830	$3,688	$(1,054)	$417,464

At December 31, 2015
Held to Maturity:
Obligations of state and political subdivisions	$11,797	$488	$(3)	$12,282
Total	$11,797	$488	$(3)	$12,282

Available for Sale:
Federal agency securities	$78,363	$220	$(373)	$78,210
Obligations of state and political subdivisions	47,079	620	(134)	47,565
Residential mortgage-backed securities	240,804	936	(1,852)	239,888
Asset-backed securities	9,639	-	(224)	9,415
Corporate debt	25,251	148	(146)	25,253
Total	$401,136	$1,924	$(2,729)	$400,331

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association. Other securities consist of corporate stock.

Securities with limited marketability, such as Federal Reserve Bank stock, Federal Home Loan Bank (“FHLB”) stock, and certain other investments, are carried at cost and included in other assets on the consolidated statements of financial condition. Total investments carried at cost were $14.2 million and $10.4 million at September 30, 2016 and  December 31, 2015, respectively. There are no identified events or changes in circumstances that may have a significant adverse effect on the investments carried at cost.

A comparison of the amortized cost and approximate fair value of our investment securities by maturity date at September 30, 2016 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
One year or less	$6,729	$6,791	$-	$-
More than one year through five years	326,597	328,761	9,323	9,691
More than five years through ten years	44,889	45,143	1,151	1,196
More than ten years	36,615	36,769	-	-
Total	$414,830	$417,464	$10,474	$10,887

The foregoing analysis assumes that our residential mortgage-backed securities mature during the period in which they are estimated to be prepaid and are based on expected maturities. Expected maturities differ from contractual maturities because borrowers of the underlying mortgages may have the right to call or prepay obligations with or without prepayment penalties. No other prepayment or repricing assumptions have been applied to our investment securities for this analysis.

Gain or loss on sale of investments is based upon the specific identification method. The table below shows the proceeds, gross realized gains and gross realized losses recognized on the investment portfolio for the three and nine months ended September 30, 2016 and September 30, 2015. The sales during the three and nine months ended September 30, 2016 resulted from a slight restructuring of our investment portfolio and the sales during the three and nine months ended September 30, 2015 resulted from residual payments related to the sale of a private equity investment during the fourth quarter of 2014.

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Proceeds from sales	$2,063	$19	$43,593	$162
Gross realized gains	3	19	348	162
Gross realized losses	-	-	(54)	-

The following table shows securities with gross unrealized losses and their fair values by the length of time that the individual securities had been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015. Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
		Amortized cost of	Loss Existing for:		Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses
At September 30, 2016
Held to Maturity:
Obligations of state and political subdivisions	4	$413	$(2)	$-	$411
	4	$413	$(2)	$-	$411

Available for Sale:
Federal agency securities	7	$16,551	$(112)	$(43)	$16,396
Obligations of state and political subdivisions	3	3,043	(2)	(37)	3,004
Residential mortgage-backed securities	52	124,328	(378)	(236)	123,714
Asset-backed securities	3	9,605	-	(181)	9,424
Corporate debt	2	5,005	-	(65)	4,940
Total	67	$158,532	$(492)	$(562)	$157,478

At December 31, 2015
Held to Maturity:
Obligations of state and political subdivisions	1	$1,677	$-	$(3)	$1,674
	1	$1,677	$-	$(3)	$1,674

Available for Sale:
Federal agency securities	14	$42,438	$(138)	$(235)	$42,065
Obligations of state and political subdivisions	14	11,765	(57)	(77)	11,631
Residential mortgage-backed securities	87	175,043	(1,247)	(605)	173,191
Asset-backed securities	3	9,639	(115)	(109)	9,415
Corporate debt	6	14,987	(75)	(71)	14,841
Total	124	$253,872	$(1,632)	$(1,097)	$251,143

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

We have the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities. Furthermore, as of September 30, 2016, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not likely that we will have to sell any such securities before a recovery of cost. The declines in fair value were attributable to recent increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates. Management does not believe any of the securities are impaired due to credit quality. Accordingly, as of September 30, 2016, management believes the impairment of these investments is not deemed to be other-than-temporary.

As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, and borrowings from the FHLB. Securities with an amortized cost of $194.2 million and $174.0 million were pledged to meet such requirements at September 30, 2016 and December 31, 2015, respectively. Any amount over-pledged can be released at any time.

NOTE 3: LOANS AND ALLOWANCE FOR LOAN LOSSES

We extend commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, Kansas, and Colorado.  Our commercial lending operations are concentrated in Oklahoma City, Tulsa, Dallas, Wichita, and other metropolitan markets in Oklahoma, Texas, Kansas, and Colorado. As a result, the collectability of our loan portfolio can be affected by changes in the economic conditions in those states and markets.  Please see Note 9: Operating Segments for more detail regarding loans by market. At September 30, 2016 and December 31, 2015, substantially all of our loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.

Our loan classifications were as follows:

(Dollars in thousands)	At September 30, 2016	At December 31, 2015
Real estate mortgage:
Commercial	$893,807	$938,462
One-to-four family residential	193,678	161,958
Real estate construction:
Commercial	184,211	129,070
One-to-four family residential	22,460	21,337
Commercial	566,403	507,173
Installment and consumer	19,553	21,429
	1,880,112	1,779,429
Less: Allowance for loan losses	(28,452)	(26,106)
Total loans, net	1,851,660	1,753,323
Less: Loans held for sale (included above)	(7,899)	(7,453)
Net loans receivable	$1,843,761	$1,745,870

Concentrations of Credit.  At September 30, 2016,  $579.2 million, or 31%, and $ 443.6 million, or 24%, of our loans consisted of loans to individuals and businesses in the real estate and healthcare industries, respectively.  We do not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Loans Held for Sale.  We had loans held for sale of $7.9 million and $7.5 million at September 30, 2016 and December 31, 2015, respectively. The loans currently classified as held for sale, primarily residential mortgage loans, are carried at the lower of cost or market value. A substantial portion of our one-to-four family residential loans and loan servicing rights are sold to one buyer. These mortgage loans are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan. These loans are available for sale in the secondary market.

Loan Servicing.  We earn fees for servicing real estate mortgages and other loans owned by others. The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned. The unpaid principal balance of real estate mortgage loans serviced for others totaled $454.0 million and $432.3 million at September 30, 2016 and December 31, 2015, respectively. Loan servicing rights are capitalized based on estimated fair value at the point of origination. The servicing rights are amortized over the period of estimated net servicing income.

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

Changes in the carrying amounts and accretable yields for the ACS 310-30 loans that were acquired were as follows for the three and nine months ended September 30, 2016 and September 30, 2015:

	For the three months ended September 30,
	2016		2015
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$683	$6,806	$461	$4,544
Payments received	-	(1,931)	-	(746)
Transfers to other real estate / repossessed assets	-	-	-	-
Net charge-offs	-	-	-	(81)
Net reclassifications to / from nonaccretable amount	-	-	-	-
Accretion	(26)	-	(58)	-
Balance at end of period	$657	$4,875	$403	$3,717

	For the nine months ended September 30,
	2016		2015
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$807	$7,914	$540	$4,971
Payments received	-	(2,721)	-	(1,615)
Transfers to other real estate / repossessed assets	-	-	-	-
Net charge-offs	(11)	(318)	-	(81)
Net reclassifications to / from nonaccretable amount	-	-	240	-
Accretion	(139)	-	(377)	442
Balance at end of period	$657	$4,875	$403	$3,717

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

The following table shows the recorded investment in loans on nonaccrual status:

(Dollars in thousands)	At September 30, 2016	At December 31, 2015
Real estate mortgage:
Commercial	$7,620	$3,543
One-to-four family residential	2,951	1,729
Real estate construction:
Commercial	625	562
One-to-four family residential	448	448
Commercial	12,408	13,491
Other consumer	57	85
Total nonaccrual loans	$24,109	$19,858

During the first nine months of 2016,  $0.5 million of interest income was received on nonaccruing loans. If interest on all nonaccrual loans had been accrued for the nine months ended September 30, 2016, additional interest income of $1.0 million would have been recorded.

The following table shows an age analysis of past due loans at September 30, 2016 and December 31, 2015:

		90 days +				Recorded loans
	30-89 days	past due and	Total past		Total	> 90 days and
(Dollars in thousands)	past due	nonaccrual	due	Current	loans	accruing
At September 30, 2016
Real estate mortgage:
Commercial	$702	$7,620	$8,322	$885,485	$893,807	$-
One-to-four family residential	526	2,982	3,508	190,170	193,678	31
Real estate construction:
Commercial	418	625	1,043	183,168	184,211	-
One-to-four family residential	-	448	448	22,012	22,460	-
Commercial	1,763	12,791	14,554	551,849	566,403	383
Other	121	58	179	19,374	19,553	1
Total	$3,530	$24,524	$28,054	$1,852,058	1,880,112	$415

At December 31, 2015
Real estate mortgage:
Commercial	$272	$3,992	$4,264	$934,198	$938,462	$449
One-to-four family residential	549	1,777	2,326	159,632	161,958	48
Real estate construction:
Commercial	-	493	493	128,577	129,070	-
One-to-four family residential	-	517	517	20,820	21,337	-
Commercial	278	13,491	13,769	493,404	507,173	-
Other	65	88	153	21,276	21,429	3
Total	$1,164	$20,358	$21,522	$1,757,907	1,779,429	$500

Impaired Loans.  A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Each loan deemed to be impaired (loans having a balance of $100,000 or more and in non-accrual status or designated as a troubled debt restructuring) is evaluated on an individual basis using the discounted present value of expected cash flows based on the loan’s initial effective interest rate, the fair value of collateral, or the market value of the loan. Smaller balance and homogeneous loans, including mortgage and consumer loans, are collectively evaluated for impairment.

Interest payments on impaired loans are applied to principal until collectability of the principal amount is reasonably assured, and, at that time, interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged-off when deemed uncollectible.

Impaired loans as of September 30, 2016 and December 31, 2015 are shown in the following table:

With No Specific Allowance	With A Specific Allowance
Unpaid	Unpaid

	Recorded	Principal	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Investment	Balance	Allowance
At September 30, 2016
Commercial real estate	$1,963	$3,511	$6,786	$12,133	$1,741
One-to-four family residential	1,171	1,519	1,794	1,882	88
Real estate construction	866	1,079	207	245	40
Commercial	6,991	16,581	5,495	5,757	2,800
Other	57	61	-	-	-
Total	$11,048	$22,751	$14,282	$20,017	$4,669

At December 31, 2015
Commercial real estate	$12,166	$15,747	$10,940	$10,940	$1,575
One-to-four family residential	1,688	2,195	185	186	11
Real estate construction	1,078	1,327	-	-	-
Commercial	4,095	5,430	9,844	15,968	2,526
Other	85	94	-	-	-
Total	$19,112	$24,793	$20,969	27,094	$4,112

The reduction in impaired loans with no specific allowance was primarily due to the payoff of one commercial real estate credit and the restructure and pay down of a second commercial real estate credit. The reduction in impaired loans with a specific allowance was primarily due to the restructure of a commercial and industrial relationship that remains impaired but now has no specific allowance, and the upgrade of a commercial real estate credit that is no longer considered impaired.

The average recorded investment of loans classified as impaired and the interest income recognized on those loans for the nine months ended September 30, 2016 and September 30, 2015 are shown in the following table:

	As of and for the nine months ended September 30,
	2016		2015
	Average		Average
	Recorded	Interest	Recorded	Interest
(Dollars in thousands)	Investment	Income	Investment	Income
Commercial real estate	$12,101	$688	$23,704	$723
One-to-four family residential	3,655	13	1,705	1
Real estate construction	1,161	12	409	-
Commercial	13,280	93	6,777	29
Other	64	1	34	-
Total	$30,261	$807	$32,629	$753

Troubled Debt Restructurings.  Our loan portfolio also includes certain loans that have been modified in troubled debt restructurings (TDRs), where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from loss mitigation activities and can include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions. Troubled debt restructurings are classified as impaired at the time of restructuring and are then further classified as nonperforming, potential problem, or performing restructured, as applicable. Loans modified in troubled debt restructurings may be returned to performing status after considering the borrowers’ sustained repayment for a reasonable period of at least six months.

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

Troubled debt restructured loans outstanding as of September 30, 2016 and December 31, 2015 were as follows:

	At September 30, 2016		At December 31, 2015
(Dollars in thousands)	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial real estate	$1,129	$498	$19,563	$448
One-to-four family residential	14	46	13	48
Commercial	78	5,429	659	5,796
Total	$1,221	$5,973	$20,235	$6,292

At September 30, 2016 and December 31, 2015, we had no significant commitments to lend additional funds to debtors whose loan terms had been modified in a troubled debt restructuring.

The decrease in performing TDR loan balances was primarily due to the payoff of one commercial real estate credit and the renewal and upgrade of a commercial real estate credit that is no longer considered a TDR.

There was one commercial real estate loan modified as a troubled debt restructuring that occurred during the three months ended September 30, 2016 and none for the three months ended September 30, 2015. Loans modified as troubled debt restructurings that occurred during the nine months ended September 30, 2016 and September 30, 2015 are shown in the following table:

	For the nine months ended September 30,
	2016		2015
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial real estate	1	$164	-	$-
Commercial	1	25	-	-
Total	2	$189	-	$-

The modifications of loans identified as troubled debt restructurings primarily related to payment reductions, payment extensions, and/or reductions in the interest rate. The financial impact of troubled debt restructurings is not significant.

There were no loans modified as a troubled debt restructuring that subsequently defaulted during the three or nine months ended September 30, 2016 or September 30, 2015. Default, for this purpose, is deemed to occur when a loan is 90 days or more past due or transferred to nonaccrual and is within twelve months of restructuring.

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

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans. As of September 30, 2016 and December 31, 2015, based on the most recent analysis performed as of those dates, the risk category of loans by class was as follows:

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At September 30, 2016
Grade:
Pass	$867,902	$185,383	$198,376	$501,826	$19,494	$1,772,981
Special Mention	6,074	3,226	6,634	21,615	-	37,549
Substandard	19,831	5,069	1,661	42,666	59	69,286
Doubtful	-	-	-	296	-	296
Total	$893,807	$193,678	$206,671	$566,403	$19,553	$1,880,112

At December 31, 2015
Grade:
Pass	$902,034	$157,912	$148,811	$480,928	$21,284	$1,710,969
Special Mention	5,916	29	586	2,941	50	9,522
Substandard	30,512	4,017	1,010	18,848	95	54,482
Doubtful	-	-	-	4,456	-	4,456
Total	$938,462	$161,958	$150,407	$507,173	$21,429	$1,779,429

Allowance for Loan Losses.  The allowance for loan losses is a reserve established through the provision for loan losses charged to operations. Loan amounts which are determined to be uncollectible are charged against this allowance, and recoveries, if any, are added to the allowance. The appropriate amount of the allowance is based on a  periodic review and evaluation of the loan portfolio and quarterly assessments of the probable losses inherent in the loan portfolio. The amount of the loan loss provision for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate after the effects of net charge-offs for the period.

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

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At September 30, 2016
Balance at beginning of fiscal year	$12,716	$700	$2,533	$9,965	$192	$26,106
Loans charged-off	(193)	(134)	-	(4,109)	(453)	(4,889)
Recoveries	316	60	-	683	78	1,137
Provision for loan losses	(698)	492	798	5,023	483	6,098
Balance at end of period	$12,141	$1,118	$3,331	$11,562	$300	$28,452

Allowance for loan losses ending balance:
Individually evaluated for impairment	$1,741	$88	$-	$2,800	$-	$4,629
Collectively evaluated for impairment	10,400	1,030	3,291	8,762	300	23,783
Acquired with deteriorated credit quality	-	-	40	-	-	40
Total ending allowance balance	$12,141	$1,118	$3,331	$11,562	$300	$28,452

Loans receivable ending balance:
Individually evaluated for impairment	$7,743	$1,794	$390	$11,701	$-	$21,628
Collectively evaluated for impairment	883,551	190,620	205,526	554,382	19,530	1,853,609
Acquired with deteriorated credit quality	2,513	1,264	755	320	23	4,875
Total ending loans balance	$893,807	$193,678	$206,671	$566,403	$19,553	$1,880,112

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At September 30, 2015
Balance at beginning of fiscal year	$13,678	$712	$4,159	$9,614	$289	$28,452
Loans charged-off	(184)	(20)	(21)	(422)	(134)	(781)
Recoveries	195	511	47	988	181	1,922
Provision for loan losses	(950)	(547)	(1,449)	102	(156)	(3,000)
Balance at end of period	$12,739	$656	$2,736	$10,282	$180	$26,593

Allowance for loan losses ending balances:
Individually evaluated for impairment	$1,946	$14	$-	$2,851	$-	$4,811
Collectively evaluated for impairment	10,793	642	2,736	7,431	180	21,782
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$12,739	$656	$2,736	$10,282	$180	$26,593

Loans receivable ending balance:
Individually evaluated for impairment	$20,644	$715	$391	$12,443	$147	$34,340
Collectively evaluated for impairment	845,946	94,243	138,790	411,021	20,037	1,510,037
Acquired with deteriorated credit quality	2,660	948	92	16	1	3,717
Total ending loans balance	$869,250	$95,906	$139,273	$423,480	$20,185	$1,548,094

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

The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on our estimated fair value amounts.  There were no significant changes in valuation methods used to estimate fair value during the six months ended September 30, 2016.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At September 30, 2016
Available for sale securities:
Federal agency securities	$66,706	$-	$66,706	$-
Obligations of state and political subdivisions	47,645	-	47,645	-
Residential mortgage-backed securities	273,460	-	273,460	-
Asset-backed securities	9,424	-	9,424	-
Corporate debt	20,229	159	20,070	-

Derivative asset	4,123	-	4,123	-
Derivative liability	(5,020)	-	(5,020)	-
Total	$416,567	$159	$416,408	$-

At December 31, 2015
Available for sale securities:
Federal agency securities	$78,211	-	78,211	-
Obligations of state and political subdivisions	47,564	-	47,564	-
Residential mortgage-backed securities	239,888	-	239,888	-
Asset-backed securities	9,415	-	9,415	-
Corporate debt	25,253	137	25,116	-

Derivative asset	1,793	-	1,793	-
Derivative liability	(3,163)	-	(3,163)	-
Total	$398,961	$137	$398,824	$-

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

Assets that were measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015 are summarized below.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At September 30, 2016
Impaired loans at fair value :
Commercial real estate	$7,184	$-	$-	$7,184
One-to-four family residential	1,794	-	-	1,794
Real estate construction	207	-	-	207
Commercial	5,760	-	-	5,760

Loans held for sale:
One-to-four family residential	7,899	-	7,899	-

Mortgage loan servicing rights	3,381	-	3,381	-
Total	$26,225	$-	$11,280	$14,945

At December 31, 2015
Impaired loans at fair value :
Commercial real estate	$11,182	$-	$-	$11,182
One-to-four family residential	185	-	-	185
Real estate construction	390	-	-	390
Commercial	9,845	-	-	9,845

Loans held for sale:
One-to-four family residential	7,453	-	7,453	-

Other real estate	2,274	-	-	2,274
Mortgage loan servicing rights	3,721	-	3,721	-
Total	$35,050	$-	$11,174	$23,876

As of September 30, 2016, impaired loans measured at fair value with a carrying amount of $20.4 million were written down to a fair value of $14.9 million, resulting in a life-to-date impairment of $5.5 million. As of December 31, 2015, impaired loans measured at fair value with a carrying amount of $25.9 million were written down to a fair value of $21.6 million at December 31, 2015, resulting in a life-to-date impairment charge of $4.3 million.

As of December 31, 2015, other real estate assets were written down to their fair values, resulting in an impairment charge of $0.1 million, which was included in noninterest expense.  No impairment was recognized during the period ended September 30, 2016.

As of September 30, 2016 and December 31, 2015, mortgage servicing rights were written down to their fair values, resulting in an impairment charge of $0.6 million and $0.1 million, respectively, which was included in noninterest income.

No impairment of core deposit premiums or goodwill was recognized during the periods ending September 30, 2016 or December 31, 2015.

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

Subordinated debentures – Our two subordinated debentures have floating rates that reset quarterly. The fair value of the floating rate subordinated debentures approximates carrying value at September 30, 2016.

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

The carrying values and estimated fair values of our financial instruments segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value were as follows:

	At September 30, 2016		At December 31, 2015
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$70,097	$70,097	$78,129	$78,129
Securities held to maturity	10,474	10,887	11,797	12,282
Accrued interest receivable	5,839	5,839	5,767	5,767
Investments included in other assets	14,199	14,199	10,383	10,383
Level 3 inputs:
Total loans, net of allowance	1,851,660	1,831,853	1,753,323	1,728,114
Financial liabilities:
Level 2 inputs:
Deposits	1,947,924	1,884,101	1,884,105	1,780,954
Accrued interest payable	969	969	867	867
Other liabilities	9,945	9,945	10,314	10,314
Other borrowings	173,971	174,706	110,927	112,149
Subordinated debentures	46,393	46,393	51,548	51,548
Loan commitments		476,048		446,412
Letters of credit		7,002		6,563

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

We have entered into eleven customer interest rate swap agreements that effectively convert the loan interest rate from floating rate based on LIBOR or prime rate to a fixed rate for the customer. As of September 30, 2016, these loans had an outstanding balance of $102.3 million. We have entered into offsetting agreements with dealer counterparties.  The following table summarizes the fair values of derivative contracts recorded as “non-hedge derivative assets” and “non-hedge derivative liabilities” in the consolidated statements of financial condition:

	As of September 30, 2016		At December 31, 2015
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Non-hedge derivative assets	$102,256	$4,123	$101,629	$1,793
Non-hedge derivative liabilities	102,256	4,123	101,629	1,793

The margin rates to us in connection with these instruments are a contractual percentage over the one-month LIBOR or a minimal percentage under the prime rate. We had posted $6.9 million of collateral to dealer counterparties as of September 30, 2016. We posted securities to cover the collateral required. These interest rate swaps are not designated as hedging instruments.

Interest Rate Swap

We have an interest rate swap agreement with a total notional amount of $25.0 million. The interest rate swap contract was designated as a hedging instrument in cash flow hedges with the objective of protecting the overall cash flow from our quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven-year period beginning February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month London Interbank Offered Rate (“LIBOR”). Under the swap, we pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85% on a total notional amount of $25.0 million, with quarterly settlements. The rate received by us as of September 30, 2016 was 3.53%.

The estimated fair value of the interest rate swap contract outstanding as of September 30, 2016 and December 31, 2015 resulted in a pre-tax loss of $0.9 million and $1.4 million, respectively, and was included in other liabilities in the consolidated statements of financial condition. We obtained the counterparty valuation to validate the interest rate derivative contract as of September 30, 2016 and December 31, 2015.

The effective portion of our gain or loss due to changes in the fair value of the interest rate swap contract, a $0.3 million loss and a $0.1 million gain for the nine months ended September 30, 2016 and September 30, 2015, respectively, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense. No ineffectiveness related to the interest rate derivative was recognized during either reporting period.

Net cash outflows as a result of the interest rate swap contract were $0.5 million and $0.6 million for the nine months ended September 30, 2016 and September 30, 2015, respectively, and were included in interest expense on subordinated debentures.

The fair value of cash and securities posted as collateral by us related to the interest rate swap contract was $2.1 million at September 30, 2016 and December 31, 2015.

There are no credit-risk-related contingent features associated with our derivative contract.

NOTE 6: TAXES ON INCOME

Net deferred tax assets totaled $13.1 million at September 30, 2016 and $14.0 million at December 31, 2015. Net deferred tax assets are included in other assets and no valuation allowance is considered necessary.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal or state tax examinations for years before 2012. On January 13, 2016, we were notified by the Internal Revenue Service that we were under examination for the 2014 income tax filing and on June 6, 2016, we received final notice that the examinations were completed with no adjustments proposed.

NOTE 7: SHAREHOLDERS’ EQUITY

Stock Repurchase Program

On May 25, 2016, our Board of Directors approved our fourth stock repurchase program since August 2014. The program authorizes the repurchase of up to another 5.0%, or approximately 921,000 shares, of our outstanding common stock and will become effective as of the earlier of:  (a) the date we complete our repurchase of all the shares of our common stock that we are authorized to purchase under our current stock repurchase program that became effective as of February 23, 2016; or (b) February 23, 2017, which is the original expiration date of the current program. During the first nine months of 2016, we repurchased 1,398,026 shares for a total of $22.1 million, and since August 2014, we have repurchased 2,519,584 shares for a total of $40.8 million.

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

The following table shows the computation of basic and diluted earnings per common share:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Dollars in thousands, except earnings per share data)	2016	2015	2016	2015
Numerator:
Net income	$4,255	$4,122	$11,536	$12,818
Earnings allocated to participating securities	(82)	(71)	(208)	(213)
Numerator for earnings per common share	$4,173	$4,051	$11,328	$12,605

Denominator:
Denominator for basic earnings per common share	18,288,927	18,670,407	18,716,697	18,701,971
Dilutive effect of stock compensation	256,687	176,154	195,090	161,553
Denominator for diluted earnings per common share	18,545,614	18,846,561	18,911,787	18,863,524
Earnings per common share:
Basic	$0.23	$0.22	$0.61	$0.67
Diluted	$0.23	$0.22	$0.60	$0.67

NOTE 9: OPERATING SEGMENTS

We operate four principal segments:  Oklahoma Banking, Texas Banking, Kansas Banking, and Other Operations. The Oklahoma Banking segment provides deposit and lending services and consists of residential mortgage lending services to customers. Due to its relatively smaller size and our management structure, our Colorado banking operations are included within the Oklahoma Banking segment. The Texas Banking segment and the Kansas Banking segment provide deposit and lending services. Other Operations includes our funds management unit and corporate investments.

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

For the three months ended September 30, 2016
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations	Company
Net interest income (loss)	$12,405	$5,541	$1,574	$285	$19,805
Provision (credit) for loan losses	1,531	282	(99)	(1)	1,713
Noninterest income	3,515	340	294	406	4,555
Noninterest expenses	10,539	3,616	1,183	818	16,156
Income (loss) before taxes	3,850	1,983	784	(126)	6,491
Taxes on income (loss)	1,322	684	273	(43)	2,236
Net income (loss)	$2,528	$1,299	$511	$(83)	$4,255

For the nine months ended September 30, 2016
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations*	Company
Net interest income (loss)	$37,682	$16,747	$5,040	$(129)	$59,340
Provision for loan losses	1,581	2,527	1,987	3	6,098
Noninterest income	8,367	932	912	1,630	11,841
Noninterest expenses	30,378	10,603	3,947	2,492	47,420
Income (loss) before taxes	14,090	4,549	18	(994)	17,663
Taxes on income (loss)	4,888	1,578	6	(345)	6,127
Net income (loss)	$9,202	$2,971	$12	$(649)	$11,536

* Includes externally generated revenue of $2.4 million, primarily from investing services, and an internally generated loss of $0.9 million from the funds management unit.

Total loans at period end	$1,117,716	$605,682	$156,714	$-	$1,880,112
Total assets at period end	1,161,386	602,028	155,556	549,072	2,468,042
Total deposits at period end	1,319,571	187,234	144,856	296,263	1,947,924

For the three months ended September 30, 2015
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations	Company
Net interest income (loss)	$9,831	$5,589	$1,551	$(475)	$16,496
Provision (credit) for loan losses	(575)	662	(69)	5	23
Noninterest income	2,776	584	304	365	4,029
Noninterest expenses	8,015	3,646	1,525	891	14,077
Income (loss) before taxes	5,167	1,865	399	(1,006)	6,425
Taxes on income (loss)	1,852	669	143	(361)	2,303
Net income (loss)	$3,315	$1,196	$256	$(645)	$4,122

For the nine months ended September 30, 2015
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations*	Company
Net interest income (loss)	$28,865	$15,602	$4,745	$(1,315)	$47,897
Provision (credit) for loan losses	(2,497)	129	(637)	5	(3,000)
Noninterest income	7,201	1,171	935	971	10,278
Noninterest expenses	23,058	10,874	4,740	2,469	41,141
Income (loss) before taxes	15,505	5,770	1,577	(2,818)	20,034
Taxes on income (loss)	5,584	2,079	568	(1,015)	7,216
Net income (loss)	$9,921	$3,691	$1,009	$(1,803)	$12,818

* Includes externally generated revenue of $1.4 million, primarily from investing services, and an internally generated loss of $1.7 million from the funds management unit.

Total loans at period end	$832,282	$563,010	$152,802	$-	$1,548,094
Total assets at period end	847,436	560,777	152,056	499,630	2,059,899
Total deposits at period end	1,149,489	205,115	122,961	148,685	1,626,250

NOTE 10:  COMMITMENTS AND CONTINGENCIES

Customer Risk Management Interest Rate Swaps

On September 9, 2014, we entered into an agreement to provide one of our commercial borrowers a customer interest rate swap that effectively converts the loan interest rate from a floating rate based on LIBOR to a fixed rate for the customer. As of September 30, 2016, the floating rate loan had an outstanding balance of $15.0 million.  The option to execute the swap is conditional on the borrower’s compliance with the loan and swap agreements, and will be subject to the terms of the International Swaps and Derivatives Association Master Agreement.  The fixed pay amount will be based on the market rates at the time of execution, and it is our intention to simultaneously execute an offsetting trade with an approved swap dealer counterparty with identical terms.

We have six risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. The current notional amount for these six transactions total $26.1 million.

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

In August 2016, the FASB issued AS 2016-14, Presentation of Financial Statements of Not-for-Profit Entities. The most significant changes within the ASU impact the not-for-profit entities’ financial statement presentation of net asset classes, investment return, expenses, liquidity and availability of resources, and presentation of operating cash flows. This guidance becomes effective on January 1, 2018, and it is not expected to have a material impact on the financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance specifically addresses eight classification issues:  debt prepayment or debt extinguishment costs; settlement of zero-coupon bonds; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance (COLI) policies, including bank-owned life insurance (BOLI) policies; distributions received from equity method investments; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance becomes effective for us on January 1, 2018. We are evaluating the impact of the ASU on our financial statements and disclosures.

SOUTHWEST BANCORP, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Southwest Bancorp, Inc. (“we”, “our”, “us”, or “Southwest”) is a financial holding company for Bank SNB, which has been providing banking services since 1894. Through Bank SNB, we have thirty-one full-service banking centers located primarily along the heavily populated areas on the I-35 corridor through Texas, Oklahoma, and Kansas, and in Colorado. We focus on providing customers with exceptional service and meeting all of their banking needs by offering a wide variety of commercial and consumer banking services, including commercial and consumer lending, deposit services, specialized cash management, and other financial services and products. At September 30, 2016 we had total assets of $2.5 billion, deposits of $1.9 billion, and shareholders’ equity of $283.8 million.

On May 25, 2016, our Board of Directors (the “Board”) authorized a fourth consecutive share repurchase program of up to another 5.0%, or approximately 921,000 shares, of our outstanding common stock, which becomes effective as of the earlier of:  (a) the date we complete our repurchase of all the shares of our common stock that we are authorized to purchase under our current stock repurchase program that became effective as of February 23, 2016; or (b) February 23, 2017, which is the original expiration date of the current program. The share repurchases are expected to continue to be made primarily on the open market from time to time.  Repurchases under the program will be made at the discretion of management based upon market, business, legal, and other factors. During the first nine months of 2016, we repurchased 1,398,026 shares for a total of $22.1 million, and since August 2014, we have repurchased 2,519,584 shares for a total of $40.8 million.

Our business operations are conducted through four operating segments that include Oklahoma Banking, Texas Banking, Kansas Banking, and Other Operations. Due to its relatively smaller size and our management structure, Colorado banking operations are included within our Oklahoma Banking segment. At September 30, 2016, the Oklahoma Banking segment accounted for $1.1 billion in loans, the Texas Banking segment accounted for $605.7 million in loans, and the Kansas Banking segment accounted for $156.7 million in loans. Please see “Financial Condition:  Loans” below for additional information.  For additional information on our operating segments, please see “Note 9: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements.

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

As of September 30, 2016, $1.1 billion, or 57%, of our loans were real estate industry loans. Economic factors that affect commercial real estate values include job growth, corporate profits, and business expansion. The unemployment rate, uncertainty over government regulation and fiscal policy, the rising cost of debt capital, and depressed oil and gas prices are all industry risk factors.

Our tactical focus on healthcare lending was established in 1974.  We provide credit and other remittance services, such as deposits, cash management, and document imaging for physicians and other healthcare practitioners to start or develop their practices and finance the development and purchase of medical offices, clinics, surgical care centers, hospitals, and similar facilities.  As of September 30, 2016, $443.6 million, or 24%, of our loans were to individuals and businesses in the healthcare industry.

As of September 30, 2016, approximately 3% of our loan portfolio was concentrated in energy banking. Our exposure continues to be focused on production based companies and servicing companies, representing 59% and 41%, respectively, of our energy portfolio. If oil prices decline from the current low levels for an extended period, we could experience weaker energy loan demand and increased losses within our energy portfolio. Furthermore, a prolonged period of low oil prices could have a negative impact on the economies of energy-dominant states such as Oklahoma and Texas.  As a result, a prolonged period of low oil prices could have an adverse effect on our business, financial condition and results of operation.

FINANCIAL CONDITION

Investment Securities

The following table shows the composition of the investment portfolio at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Federal agency securities	$66,706	$78,210	$(11,504)	(14.71)%
Obligations of state and political subdivisions	58,119	59,362	(1,243)	(2.09)
Residential mortgage-backed securities	273,460	239,888	33,572	13.99
Asset-backed securities	9,424	9,415	9	0.10
Corporate debt	20,229	25,253	(5,024)	(19.89)
Total	$427,938	$412,128	$15,810	3.84%

Loans

Total loans, including loans held for sale, were $1.9 billion at September 30, 2016. The following table shows the composition of the loan portfolio at the dates indicated:

(Dollars in thousands)	September 30, 2016	December 31, 2015	$ Change	% Change
Real estate mortgage
Commercial	$893,807	$938,462	$(44,655)	(4.76)%
One-to-four family residential	193,678	161,958	31,720	19.59
Real estate construction
Commercial	184,211	129,070	55,141	42.72
One-to-four family residential	22,460	21,337	1,123	5.26
Commercial	566,403	507,173	59,230	11.68
Installment and consumer
Other	19,553	21,429	(1,876)	(8.75)
Total loans	$1,880,112	$1,779,429	$100,683	5.66%

The composition of loans held for sale and a reconciliation to total loans is shown in the following table:

	September 30,	December 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Loans held for sale:
One-to-four family residential	$7,899	$7,453	$446	5.98%
Total loans held for sale	7,899	7,453	446	5.98
Portfolio loans	1,872,213	1,771,976	100,237	5.66
Total loans	$1,880,112	$1,779,429	$100,683	5.66%

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

The composition of the allowance for portfolio loan losses, at the dates indicated, is shown in the following table:

	As of September 30, 2016			As of December 31, 2015
(Dollars in thousands)	Loan Balance	Allowance	Allowance %	Loan Balance	Allowance	Allowance %
Nonaccrual	$24,109	$4,669	19.4%	$19,858	$2,537	12.8%
Performing TDR	1,221	-	0.0	20,235	1,575	7.8
All other excluding loans held for sale	1,846,883	23,783	1.3	1,731,883	21,994	1.3
Total	$1,872,213	$28,452	1.5%	$1,771,976	$26,106	1.5%

The increase in the allowance for nonaccrual loans was primarily the result of the downgrade of one commercial real estate credit and additional specific reserves on one energy credit. The decrease in performing TDR loan balances and the related allowance was primarily due to the payoff of one commercial real estate credit and the renewal and upgrade of a commercial real estate credit that is no longer considered a TDR. The allowance related to the other loans reflects the consideration of the increase in loan volume and improving portfolio loss trends and qualitative factors, including management’s assessment of economic risk, asset quality trends, levels of potential problem loans, and loan concentrations in commercial real estate mortgage and construction loans.

The amount of the loan loss provision, or negative provision, for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs (recoveries) for the period. Net charge-offs for the first nine months of 2016 were $3.8 million, an increase of $4.9 million from the $(1.1) million net recoveries recorded for the first nine months of 2015. The provision for loan losses for the first nine months of 2016 was $6.1 million, representing an increase of $9.1 million from the negative provision of $3.0 million recorded for the first nine months of 2015. The increase in the provision is due to growth in the loan portfolio and the impact of low energy prices combined with deterioration in a few general business credits.

Nonperforming Loans / Nonperforming Assets

At September 30, 2016, the allowance for loan losses was 116.02% of nonperforming loans, compared to 128.23% of nonperforming loans, at December 31, 2015. Nonaccrual loans, which comprise the majority of nonperforming loans, were $24.1 million as of September 30, 2016, an increase of $4.3 million, or 21%, from December 31, 2015. We have taken cumulative net charge-offs related to these nonaccrual loans of $6.5 million as of September 30, 2016.  Nonaccrual loans at September 30, 2016 were comprised of 49 relationships and were primarily concentrated in commercial and industrial (51.34%) and commercial real estate (31.61%). All nonaccrual loans are considered impaired and are carried at their estimated collectible amounts. These loans are believed to have sufficient collateral and are in the process of being collected.

(Dollars in thousands)	September 30, 2016	December 31, 2015
Nonaccrual loans:
Commercial real estate	$7,620	$3,543
One-to-four family residential	2,951	1,729
Real estate construction	1,073	1,010
Commercial	12,408	13,491
Other consumer	57	85
Total nonaccrual loans	24,109	19,858

Past due 90 days or more:
Commercial	383	449
One-to-four family residential	31	48
Other consumer	1	3
Total past due 90 days or more	415	500
Total nonperforming loans	24,524	20,358
Other real estate	2,106	2,274
Total nonperforming assets	$26,630	$22,632

Nonperforming assets to portfolio loans receivable and
other real estate	1.42%	1.28%
Nonperforming loans to portfolio loans receivable	1.31	1.15
Allowance for loan losses to nonperforming loans	116.02	128.23

At September 30, 2016, six credit relationships represented 83.42% of nonperforming loans. These had an aggregate principal balance of $20.1 million and related impairment reserves of $4.5 million. These include $11.4 million in commercial loans, of which $6.2 million are energy related, $6.4 million are commercial real estate, and $2.3 million are one-to-four family residential. Cumulative net charge-offs for these four relationships were $5.1 million as of September 30, 2016.

Performing loans considered potential problem loans (loans which are not included in the past due or nonaccrual categories but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms) amounted to approximately $45.5 million at September 30, 2016, compared to $39.2 million at December 31, 2015. Substantially all of these loans were performing in accordance with their present terms at September 30, 2016. Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms.

At September 30, 2016, other real estate was $2.1 million, a decrease of $0.2 million from December 31, 2015.

At September 30, 2016, the reserve for unfunded loan commitments was $2.5 million, a $0.1 million, or 4%, increase from the amount at December 31, 2015. Management believes the amount of the reserve is appropriate and is included in other liabilities on the consolidated statements of financial condition. The slight increase is related primarily to loan production during the third quarter.

Deposits and Other Borrowings

Our deposits were $1.9 billion at September 30, 2016 and December 31, 2015. The following table shows the composition of deposits at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Noninterest-bearing demand	$550,121	$596,494	$(46,373)	(7.77)%
Interest-bearing demand	146,583	151,015	(4,432)	(2.93)
Money market accounts	576,550	534,357	42,193	7.90
Savings accounts	54,849	56,333	(1,484)	(2.63)
Time deposits of $100,000 or more	347,976	311,538	36,438	11.70
Other time deposits	271,845	234,368	37,477	15.99
Total deposits	$1,947,924	$1,884,105	$63,819	3.39%

Other borrowings, which includes short-term federal funds purchased, FHLB borrowings, and repurchase agreements, increased $63.0 million, or 57%, to $174.0 million during the first nine months of 2016.  The increase primarily reflects the change in temporary FHLB advances for the period.

Wholesale funding, including FHLB borrowings, federal funds purchased, and brokered deposits, accounted for 19% and 12% of total funding at September 30, 2016 and December 31, 2015, respectively. See further discussion under the “Liquidity” section below.

Shareholders’ Equity

Shareholders’ equity decreased $12.3 million during the nine months ended September 30, 2016 primarily due to $22.1 million in treasury stock repurchases and $4.6 million in common stock dividends declared, offset in part by net income of $11.5 million and an increase of $2.3 million in other comprehensive income. At September 30, 2016, the accumulated other comprehensive income on available for sale investment securities and derivative instruments (net of tax) was $1.0 million, an improvement from an unrealized loss of $1.3 million at December 31, 2015.

At September 30, 2016, we and Bank SNB continued to exceed all applicable regulatory capital requirements. See “Capital Requirements” on page 41.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2016 and 2015

Net income for the third quarter of 2016 of $4.3 million represented an increase of $0.2 million from the $4.1 million net income recorded for the third quarter of 2015. Diluted earnings per share were $0.23 for the third quarter of 2016, compared to $0.22 for the third quarter of 2015. The $0.2 million increase in net income compared to the third quarter of 2015 was due to a $3.3 million increase in net interest income and a $0.5 million increase in noninterest income, offset in part by a $1.7 million increase in the provision for loan losses and a $2.1 million increase in noninterest expense. The increases in net interest income, noninterest income, and noninterest expense are due in part to the First Commercial Bancshares, Inc. acquisition that occurred in the fourth quarter of 2015.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period.  (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 40.)

Net Interest Income

	For the three months
	ended September 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Interest income:
Loans	$20,541	$16,510	$4,031	24.42%
Investment securities:
U.S. government and agency obligations	252	382	(130)	(34.03)
Mortgage-backed securities	837	769	68	8.84
State and political subdivisions	345	292	53	18.15
Other securities	285	201	84	41.79
Other interest-earning assets	50	66	(16)	(24.24)
Total interest income	22,310	18,220	4,090	22.45

Interest expense:
Interest-bearing demand deposits	58	38	20	52.63
Money market accounts	361	212	149	70.28
Savings accounts	19	9	10	111.11
Time deposits of $100,000 or more	543	193	350	181.35
Other time deposits	561	453	108	23.84
Other borrowings	374	255	119	46.67
Subordinated debentures	589	564	25	4.43
Total interest expense	2,505	1,724	781	45.30

Net interest income	$19,805	$16,496	$3,309	20.06%

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

 AVERAGE BALANCES, YIELDS AND RATES

The following table shows average interest-earning assets and interest-bearing liabilities and the average yields and rates on them for the periods indicated:

	For the three months ended September 30,
	2016			2015
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans (1) (2)	$1,832,750	$20,541	4.46%	$1,473,297	$16,510	4.45%
Investment securities (2)	425,276	1,719	1.61	387,194	1,644	1.68
Other interest-earning assets	48,759	50	0.41	100,011	66	0.26
Total interest-earning assets	2,306,785	22,310	3.85	1,960,502	18,220	3.69
Other assets	107,140			65,459
Total assets	$2,413,925			$2,025,961

Liabilities and shareholders' equity
Interest-bearing demand deposits	$152,134	$58	0.15%	$123,829	$38	0.12%
Money market accounts	545,040	361	0.26	497,935	212	0.17
Savings accounts	54,073	19	0.14	35,982	9	0.10
Time deposits	603,201	1,104	0.73	446,464	646	0.57
Total interest-bearing deposits	1,354,448	1,542	0.45	1,104,210	905	0.33
Other borrowings	163,495	374	0.91	76,799	255	1.32
Subordinated debentures	46,393	589	5.08	46,393	564	4.86
Total interest-bearing liabilities	1,564,336	2,505	0.64	1,227,402	1,724	0.56
Noninterest-bearing demand deposits	549,077			511,442
Other liabilities	16,937			11,708
Shareholders' equity	283,575			275,409
Total liabilities and shareholders' equity	$2,413,925			$2,025,961

Net interest income and interest rate spread		$19,805	3.21%		$16,496	3.13%
Net interest margin (3)			3.42%			3.34%
Ratio of average interest-earning assets
to average interest-bearing liabilities	147.46%			159.73%

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3) Net interest margin = annualized net interest income / average interest-earning assets

Compared to the third quarter of 2015, the third quarter 2016 yields on our interest-earning assets increased 16 basis points, while the rates paid on our interest-bearing liabilities increased 8 basis points, resulting in an increase in the interest rate spread from 3.13% to 3.21%. During the quarterly periods ended September 30, 2016 and September 30, 2015, annualized net interest margin was 3.42% and 3.34%, respectively, and for the same periods, the ratio of average interest-earning assets to average interest-bearing liabilities was 147.46% and 159.73%, respectively.

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

	For the three months ended September 30,
	2016 vs. 2015
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate
Interest earned on:
Loans receivable (1)	$4,031	$4,029	$2
Investment securities (1)	75	156	(81)
Other interest-earning assets	(16)	(43)	27
Total interest income	4,090	4,142	(52)

Interest paid on:
Interest-bearing demand	20	10	10
Money market accounts	149	22	127
Savings accounts	10	6	4
Time deposits	458	232	226
Other borrowings	119	218	(99)
Subordinated debentures	25	-	25
Total interest expense	781	488	293

Net interest income	$3,309	$3,654	$(345)

(1) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

Noninterest Income

	For the three months
	ended September 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Noninterest income:
Other service charges and fees	$2,681	$2,441	$240	9.83%
Other noninterest income	1,096	1,004	92	9.16
Gain on sale/call of investment securities	3	19	(16)	(84.21)
Gain on sales of mortgage loans, net	775	565	210	37.17
Total noninterest income	$4,555	$4,029	$526	13.06%

Other service charges and fees for the three months ended September 30, 2016 increased $0.2 million compared to the three months ended September 30, 2015 and included a $0.1 million impairment of mortgage servicing rights.

Other noninterest income for the three months ended September 30, 2016 increased $0.1 million compared to the three months ended September 30, 2015 primarily as a result of income generated from the bank owned life insurance asset that was purchased in the third quarter of 2015.

The gain on sale/call of investment securities for the three months ended September 30, 2016 decreased compared to the three months ended September 30, 2015 due to a slight restructure of the investment portfolio.

Gain on sales of mortgage loans for the three months ended September 30, 2016 increased $0.2 million compared to the three months ended September 30, 2015 primarily due to an increase in mortgage lending activity.

Noninterest Expense

	For the three months
	ended September 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$9,794	$8,374	$1,420	16.96%
Occupancy	3,103	2,288	815	35.62
Data processing	582	475	107	22.53
FDIC and other insurance	341	341	-	-
Other real estate (net)	(233)	20	(253)	(1,265.00)
Unfunded loan commitment reserve	146	18	128	711.11
Other general and administrative	2,423	2,561	(138)	(5.39)
Total noninterest expense	$16,156	$14,077	$2,079	14.77%

The number of full-time equivalent employees increased from 358 as of September 30, 2015 to 393 as of September 30, 2016, primarily due to the acquisition of First Commercial Bancshares, Inc. The increase in personnel expense from the prior year is primarily the result of the increase in salary and employee benefit expenses related to an increase in the number of employees.

The increase in occupancy for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 is due primarily to the restructuring charges related to branch closures. The increase in data processing expense for the three months ended September 30, 2016 as compared to the three months ended September 20, 2015 is primarily due to software expense.

Our financial institution subsidiary pays deposit insurance premiums to the FDIC based on assessment rates.  There was no change for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

The decrease in other real estate net expenses for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 is primarily the result of gains on sales of properties, of which $0.2 million was for the sale of a bank branch condominium.

The unfunded loan commitment reserve expense for the three months ended September 30, 2016 increased compared to the three months ended September 30, 2015, due to an increase in the level of unfunded commitments related to loans originating during the three months ended September 30, 2016.

The decrease in other general and administrative for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 is primarily the result of decreased legal fees and marketing expense.

RESULTS OF OPERATIONS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2016 and 2015

Net income for the nine months ended September 30, 2016 of $11.5 million represented a decrease of $1.3 million from the $12.8 million net income recorded for the nine months ended September 30, 2015.  Diluted earnings per share were $0.60 for the nine months ended September 30, 2016, compared to $0.67 for the nine months ended September 30, 2015.  The $1.3 million decrease in net income from 2015 is the result of a $9.1 million increase in the provision for loan losses and a $6.3 million increase in noninterest expense due to increased personnel, occupancy, and general and administrative expenses, offset in part by a $11.4 million increase in net interest income, a $1.6 million increase in noninterest income, and a $1.1 million decrease in income taxes. The increases in noninterest expense, net interest income, and noninterest income are due in part to the First Commercial Bancshares, Inc. acquisition that occurred in the fourth quarter of 2015.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period.  (See “Note 3: Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 40.)

	For the nine months
	ended September 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Interest income:
Loans	$60,602	$47,919	$12,683	26.47%
Investment securities:
U.S. government and agency obligations	850	1,099	(249)	(22.66)
Mortgage-backed securities	2,952	2,147	805	37.49
State and political subdivisions	1,043	868	175	20.16
Other securities	801	632	169	26.74
Other interest-earning assets	154	234	(80)	(34.19)
Total interest income	66,402	52,899	13,503	25.53

Interest expense:
Interest-bearing demand deposits	185	101	84	83.17
Money market accounts	1,011	577	434	75.22
Savings accounts	56	26	30	115.38
Time deposits of $100,000 or more	1,358	601	757	125.96
Other time deposits	1,667	1,297	370	28.53
Other borrowings	1,025	723	302	41.77
Subordinated debentures	1,760	1,677	83	4.95
Total interest expense	7,062	5,002	2,060	41.18

Net interest income	$59,340	$47,897	$11,443	23.89%

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

	For the nine months ended September 30,
(Dollars in thousands)	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans (1) (2)	$1,807,204	$60,602	4.48%	$1,444,026	$47,919	4.44%
Investment securities (2)	421,965	5,646	1.79	374,987	4,746	1.69
Other interest-earning assets	49,451	154	0.42	120,749	234	0.26
Total interest-earning assets	2,278,620	66,402	3.89	1,939,762	52,899	3.65
Other assets	106,196			57,787
Total assets	$2,384,816			$1,997,549

Liabilities and shareholders' equity
Interest-bearing demand deposits	$159,235	$185	0.16%	$133,447	$101	0.10%
Money market accounts	541,870	1,011	0.25	485,571	577	0.16
Savings accounts	54,902	56	0.14	34,688	26	0.10
Time deposits	585,545	3,025	0.69	443,060	1,898	0.57
Total interest-bearing deposits	1,341,552	4,277	0.43	1,096,766	2,602	0.32
Other borrowings	140,846	1,025	0.97	69,908	723	1.38
Subordinated debentures	47,108	1,760	4.98	46,393	1,677	4.82
Total interest-bearing liabilities	1,529,506	7,062	0.62	1,213,067	5,002	0.55
Noninterest-bearing demand deposits	553,338			500,263
Other liabilities	15,108			10,879
Shareholders' equity	286,864			273,340
Total liabilities and shareholders' equity	$2,384,816			$1,997,549

Net interest income and interest rate spread		$59,340	3.27%		$47,897	3.10%
Net interest margin (3)			3.48%			3.30%
Ratio of average interest-earning assets
to average interest-bearing liabilities	148.98%			159.91%

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3) Net interest margin = annualized net interest income / average interest-earning assets

Compared to the nine months ended September 30, 2015, the nine months ended September 30, 2016 yields on our interest-earning assets increased 24 basis points, while the rates paid on our interest-bearing liabilities increased 7 basis points, resulting in an increase in the interest rate spread from 3.10% to 3.27%. During the same periods, annualized net interest margin was 3.48% and 3.30%, respectively, and for the same periods, the ratio of average interest-earning assets to average interest-bearing liabilities was 148.98% and 159.91%, respectively. Included in interest income for the first nine months of 2016 and the first nine months of 2015 was $1.0 million and $0.3 million of accelerated discount accretion, respectively. The net effect on the net interest margin was a 6 basis point and a 3 basis point increase, respectively for each nine-month period. Average loans (including loans held for sale) as of September 30, 2016 increased $363.2 million when compared to September 30, 2015. Loans acquired in the fourth quarter of 2015 were $202.4 million.

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

With the rate environment remaining low in the short to mid-term, earning assets and interest bearing liabilities are repricing at lower rates.  The increase in net interest income is primarily the result of higher interest income from loans and securities, partially offset by higher interest expense on deposits.

	For the nine months ended September 30,
	2016 vs. 2015
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate
Interest earned on:
Loans receivable (1)	$12,683	$12,174	$509
Investment securities (1)	900	618	282
Other interest-earning assets	(80)	(180)	100
Total interest income	13,503	12,612	891

Interest paid on:
Interest-bearing demand	84	22	62
Money market accounts	434	73	361
Savings accounts	30	19	11
Time deposits	1,127	635	492
Other borrowings	302	565	(263)
Subordinated debentures	83	26	57
Total interest expense	2,060	1,340	720

Net interest income	$11,443	$11,272	$171

(1) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis, because it is not considered material.

Noninterest Income

	For the nine months
	ended September 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Noninterest income:
Other service charges and fees	$7,786	$7,319	$467	6.38%
Other noninterest income	1,863	1,263	600	47.51
Gain on sale/call of investment securities	294	162	132	81.48
Gain on sales of mortgage loans, net	1,898	1,534	364	23.73
Total noninterest income	$11,841	$10,278	$1,563	15.21%

Other service charges and fees for the nine months ended September 30, 2016 increased $0.5 million compared to the nine months ended September 30, 2015 and included a $0.6 million impairment of mortgage servicing rights during the first nine months of 2016.

Other noninterest income for the nine months ended September 30, 2016 increased $0.6 million compared to the nine months ended September 30, 2015, which includes income on bank owned life insurance and customer risk management interest rate swap income.

The gain on sale/call of investment securities for the nine months ended September 30, 2016 increased $0.1 million compared to the nine months ended September 30, 2015 due to a slight restructure of the investment portfolio during the nine months ended September 30, 2016.

Gain on sales of mortgage loans for the nine months ended September 30, 2016 increased $0.3 million compared to the nine months ended September 30, 2015, primarily a reflection of the activity in residential mortgage lending. The increase relates to an increase in mortgage lending activity.

Noninterest Expense

	For the nine months
	ended September 30,
(Dollars in thousands)	2016	2015	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$28,723	$24,577	$4,146	16.87%
Occupancy	8,443	6,773	1,670	24.66
Data processing	1,482	1,331	151	11.34
FDIC and other insurance	1,141	969	172	17.75
Other real estate (net)	(212)	153	(365)	(238.56)
Unfunded loan commitment reserve	98	(92)	190	206.52
Other general and administrative	7,745	7,430	315	4.24
Total noninterest expense	$47,420	$41,141	$6,279	15.26%

The number of full-time equivalent employees increased from 358 at September 30, 2015 to 393 as of September 30, 2016, primarily due to the acquisition of First Commercial Bancshares, Inc. The increase in personnel expense from the prior year is primarily the result of the increase in salary and employee benefit expenses related to an increase in the number of employees.

The increases in occupancy and data processing for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 is due primarily to increased rental expense, depreciation expense, maintenance contract amortization expense, and data processing expense related to acquired branches and software expense.

Our financial institution subsidiary pays deposit insurance premiums to the FDIC based on assessment rates.  The increase for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 is primarily the result of an increase in average total assets and an increase in the assessment rates.

The decrease in other real estate net expenses for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 is primarily the result of gains on sales of properties, of which $0.2 million was for the sale of a bank branch condominium.

The unfunded loan commitment reserve expense increased for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to an increase in the level of unfunded commitments related to loans originating during the nine months ended September 30, 2016.

The increase in other general and administrative for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 is primarily the result of increased business development expenses, increased intangible amortization expense, and increased administrative expenses (e.g., telephone, postage, supplies, etc.).

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

Our income tax expense was $6.1 million for the first nine months of 2016 compared to $7.2 million for the first nine months of 2015, a decrease of $1.1 million, or 15%. The decrease in the income tax expense is the result of decreased pretax income and fluctuations in permanent book/tax differences. The effective tax rate for the first nine months of 2016 was 34.69%, compared to 36.10% as of September 30, 2015. The decline in the effective tax rate includes the impact of an increase in tax exempt income, as a percentage of pre-tax income.

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

Bank SNB has approved federal funds purchased lines totaling $65.0 million with three banks. There was no outstanding balance on these lines at September 30, 2016. Bank SNB is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program. Collateral under this program consists of pledged selected commercial and industrial loans.  Currently the collateral allows Bank SNB to borrow up to $108.8 million. As of September 30, 2016, no borrowings were made through the BIC program. In addition, Bank SNB has available a $451.3 million line of credit from the FHLB.  Borrowings under the FHLB lines are secured by investment securities and loans. At September 30, 2016, Bank SNB’s FHLB line of credit had an outstanding balance of $127.0 million.  (See also “Deposits and Other Borrowings” on page 32 for funds available and “Note 9: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements for a discussion of our funds management unit.)

Bank SNB sells securities under agreements to repurchase with Bank SNB retaining custody of the collateral. Collateral consists of U.S. government agency obligations, which are designated as pledged with Bank SNB’s safekeeping agent. These transactions are for one to four day periods. Outstanding balances under this program were $47.0 million and $37.3 million as of September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016, $194.2 million of the total carrying value of investment securities of $427.9 million were pledged as collateral to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.  Any amount over pledged can be released at any time.

During the first nine months of 2016, no category of short-term borrowings had an average balance that exceeded 30% of ending shareholders’ equity.

During the first nine months of 2016, cash and cash equivalents decreased by $8.0 million, or 10%, to $70.1 million compared to December 31, 2015. This decrease was the net result of cash used in investing activities of $118.6 million (primarily from net purchases of available for sale securities and the increase in net loans originated), partially offset by cash provided by financing activities of $95.6 million (primarily from net increases in deposits and other borrowings, partially offset by purchases of treasury stock and common stock dividends paid), and by cash provided by operating activities of $14.9 million.

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

When fully phased in on January 1, 2019, the Basel III Capital Rules will require us to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a “capital conservation buffer” equal to 2.5% of total risk-weighted assets (the “Capital Buffer”), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the Capital Buffer, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the Capital Buffer and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average quarterly assets. The Capital Buffer will be tested on a quarterly basis. Our ability to pay dividends, discretionary bonuses, or repurchase stock will be restricted unless we maintain the Capital Buffer.  As of September 30, 2016, we are well-capitalized even if we apply the capital buffer on a fully phased-in basis.

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

Capital Ratios – Financial holding companies are required to maintain capital ratios set by the FRB in its Risk-Based Capital Guidelines.  At September 30, 2016, we exceeded all applicable capital requirements, having a total risk-based capital ratio of 15.21%, a Tier I risk-based capital ratio of 13.95%, a Tier 1 leverage ratio of 13.07%, and a CET1 ratio of 11.95%.  As of September 30, 2016, Bank SNB met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest or Bank SNB by bank regulators.

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

Estimated Changes in Net Interest Income

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

September 30, 2016	15.16%	9.39%	3.45%
December 31, 2015	15.27%	9.43%	3.41%

When compared to December 31, 2015, net interest income at risk remained significantly unchanged in each of the three interest rate scenarios. The measured changes in net interest income for all scenarios are in compliance with the established policy limits.

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

Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

September 30, 2016	10.52%	6.39%	1.81%
December 31, 2015	7.37%	4.35%	0.98%

As of September 30, 2016 the economic value of equity measure improved in each of the three rising interest rate scenarios when compared to the December 31, 2015 percentages. The measured changes in economic value of equity for all scenarios are in compliance with the established policy limits.

*   *   *   *   *   *   *

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Our Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

No changes occurred during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A:  Risk Factors

There were no material changes in risk factors during the first nine months of 2016 from those disclosed in our Form 10-K for the year ended December 31, 2015.

Item 2:  Unregistered sales of equity securities and use of proceeds

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
				1,251,674
July 1, 2016 to July 31, 2016	61,639	$17.01	61,639	1,190,035
August 1, 2016 to August 31, 2016	-	-	-	1,190,035
September 1, 2016 to September 30, 2016	-	-	-	1,190,035
Total	61,639	$15.68	61,639

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

SOUTHWEST BANCORP, INC.

(Registrant)

By: /s/ Mark W. Funke	November 7, 2016
Mark W. Funke President and Chief Executive Officer (Principal Executive Officer)	Date

By: /s/ Joe T. Shockley, Jr.	November 7, 2016
Joe T. Shockley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date