Form 10-K
period 2016-12-31
SOUTHWEST BANCORP INC
filed 2017-03-09
CIK 914374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Large Accelerated filer [  ]        Accelerated filer [X]    Non-accelerated filer [  ]Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] YES   [X] NO

The registrant's Common Stock is traded on the NASDAQ Global Select Market under the symbol OKSB. The aggregate market value of approximately 17,544,194 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on June 30, 2016, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $297.0 million based on the closing sales price of $16.93 per share of the registrant's Common Stock on that date. Solely for purposes of this calculation, it is assumed that directors, officers, and 5% stockholders of the registrant (other than institutional investors) are affiliates.

As of the close of business on March 9, 2017,  18,689,022 shares of  the registrant's Common Stock were outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Shareholders, to be held on April 25, 2017, are incorporated by reference into Part III of this Form 10-K to the extent described therein.

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

These forward-looking statements include:

•	Statements of our goals, intentions, and expectations;
•	Estimates of risks and of future costs and benefits;
•	Expectations regarding our future financial performance and the financial performance of our operating segments;
•	Expectations regarding regulatory actions;
•	Expectations regarding our ability to utilize tax loss benefits;
•	Expectations regarding our stock repurchase program;
•	Expectations regarding dividends;
•	Expectations regarding our planned merger with Simmons First National Corporation;
•	Assessments of loan quality, probable loan losses or negative provisions, and the amount and timing of loan payoffs;
•	Estimates of the value of assets held for sale or available for sale; and
•	Statements of our ability to achieve financial and other goals.

These forward-looking statements are subject to significant uncertainties because they are based upon: our operating strategy; the amount and timing of future changes in interest rates, market behavior, and other economic conditions; future laws, regulations, and accounting principles; changes in regulatory standards and examination policies; and a variety of other matters. These other matters include, among other things, the direct and indirect effects of economic conditions on interest rates, credit quality, loan demand, liquidity, and monetary and supervisory policies of banking regulators. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. In addition, our past growth and performance do not necessarily indicate our future results. For other factors, risks, and uncertainties that could cause actual results to differ materially from estimates and projections contained in forward-looking statements, please read the “Risk Factors” contained in this report and our future reports to the Securities and Exchange Commission (“SEC”).

These forward-looking statements speak only as of the date on which the statements were made. We do not intend, and undertake no obligation, to update or revise any forward-looking statements contained in this release, whether as a result of differences in actual results, changes in assumptions, or changes in other factors affecting such statements, except as required by law.

We are required under generally accepted accounting principles to evaluate subsequent events and their impact, if any, on our financial statements as of December 31, 2016 through the date our financial statements are filed with the SEC. The December 31, 2016 financial statements included in this release will be adjusted if necessary to properly reflect the impact of subsequent events on estimates used to prepare those statements.

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

On December 14, 2016, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Simmons First National Corporation (“Simmons”), an Arkansas corporation, pursuant to which, and subject to its terms and conditions, Simmons will acquire all of our outstanding capital stock for $95.0 million in cash and 7,250,000 shares of Simmons’s common stock (the “Merger”), representing an aggregate Merger consideration of approximately $564.4 million (based on Simmons’ common stock closing price as of December 13, 2016), subject to potential adjustments.

Simmons conducts banking operations through 150 financial centers located in communities throughout Arkansas, Kansas, Missouri and Tennessee. As of December 31, 2016, Simmons had $8.4 billion in total assets, $5.6 billion in loans and $6.7 billion in deposits. The completion of the Merger is subject to, among other things, regulatory and shareholder approval and other customary closing conditions.

Products and Services

We focus on providing customers with exceptional service and meeting all of their banking needs by offering a wide variety of commercial and retail financial services including commercial and consumer lending, deposit products and services, specialized cash management, and other financial products and services.  Our areas of expertise focus on the special financial needs of healthcare and health professionals, commercial real estate borrowers, businesses and their managers and owners, commercial lending, and energy banking. The healthcare and real estate industries make up the majority of our loan portfolio.

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

Strategic Focus

Our bank has and will continue to position itself for future growth. We seek to produce consistent and sustainable revenue growth by enhancing, clarifying, and expanding our geographic markets and increasing and diversifying our revenue base. This consists of, but is not limited to: building out existing markets with robust and profitable growth potential; expanding our professional team; and identifying, targeting, and acquiring earning assets under appropriate risk guidelines. We are focused on consummating the Merger with Simmons and will be conducting our operations with the intent to satisfy all of the covenants and conditions to closing contained in the Merger Agreement.

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

Banking Segments – Our banking segments include Oklahoma Banking, which includes the Stillwater division, the Central Oklahoma division based in Oklahoma City, the Tulsa division, and the Colorado division based in Denver; Texas Banking, which includes the Dallas, Austin, and San Antonio divisions; and Kansas Banking, which includes the Wichita and Hutchinson divisions. All of the regional divisions focus on providing commercial and consumer financial services, including deposit products and services, to local businesses and their senior employees and to other managers and professionals living and working in our market areas. The Stillwater,  Hutchinson, and Denver divisions serve their respective markets as full-service community banks, emphasizing commercial and consumer lending. The other six  divisions pursue a more focused marketing strategy, targeting managers, professionals, and businesses for lending, and offering more specialized services. We originate and produce mortgages in our Stillwater, Oklahoma City, Tulsa, Austin, Wichita, and Denver divisions. Mortgage operations are managed through our home office located in Stillwater, Oklahoma. We originate conventional, jumbo, Federal Housing Administration ("FHA"), Veterans' Administration ("VA"), and other types of first mortgage loans for sale to the Federal National Mortgage Association (“FNMA”) or private investors. Servicing on these loans may be released or retained in connection with the sale.

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

For additional information regarding our operating segments, please see “Note 20:  Operating Segments” in the Notes to the Consolidated Financial Statements.

Banking Centers and Geographic Markets

The majority of our banking centers are located along the heavily populated areas on the I-35 corridor through Texas, Oklahoma, and Kansas. As of December 31, 2016, Bank SNB had thirty banking centers:    six located in Stillwater, Oklahoma (which includes our operations center that facilitates electronic banking), nine located in the Oklahoma City, Oklahoma metropolitan area, three located in Denver, Colorado, two each located in Tulsa, Oklahoma, San Antonio, Texas, Hutchinson, Kansas and Wichita, Kansas and, one each in Chickasha, Oklahoma, Austin, Texas, Dallas, Texas, and Tilden, Texas. In addition, we have a fully dedicated loan production office in Denver, Colorado.

We focus our efforts on markets with characteristics that will allow us to capitalize on our strengths and to continue establishing new offices in those markets. We extend loans beyond Oklahoma, Texas, Kansas, and Colorado to our borrowers who conduct business in other states.

Employees

Another major component of our strategy is to be an employer of choice in our markets. We aim to employ talented and devoted people who embrace our vision and feel invested in our success. As of December 31, 2016, we employed 387  persons on a full-time equivalent basis, including executive officers, loan and other banking officers, branch personnel, and others. None of our employees or any of our consolidated subsidiary employees are represented by a union or covered under a collective bargaining agreement. Our management considers our employee relations to be excellent.

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

We also compete in our lending activities with other financial institutions such as securities firms, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, and other sources of funds. The level of competition for loans is high. Many of our nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks. As a result, such nonbank competitors have advantages over us in providing certain services. A number of the financial institutions with which we compete in lending, deposit, investment, cash management, and other activities are larger than us or have significantly larger market share in the markets we serve. Our Texas, Kansas, and Colorado divisions compete for loans, deposits, and other services against local and nationally based financial institutions, many of which have much larger market shares and widespread office networks. In recent years, competition has increased in our Oklahoma market areas as new entrants and existing competitors have sought to more aggressively expand their loan and deposit market shares.

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

Supervision and Regulation

We are a financial holding company under the Holding Company Act and are regulated by the Federal Reserve. Our banking subsidiary, Bank SNB, is an Oklahoma banking corporation and is subject to regulation, supervision, and examination by the Oklahoma State Banking Department and the Federal Reserve. This regulation is intended primarily for the protection of depositors, the deposit insurance fund, and the banking system as a whole, and not for the protection of our shareholders.

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

General  – As a financial holding company, we are regulated under the Holding Company Act and are subject to supervision and regular examination by the Federal Reserve. Under the Holding Company Act, we are required to furnish to the Federal Reserve quarterly and annual reports of our operations and additional information and reports.

A financial holding company may engage in certain financial activities, including, without limitation, securities underwriting and dealing, insurance agency and underwriting activities and merchant banking activities. To engage in any such new financial activity, each insured depository institution of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act, and the financial holding company must notify the Federal Reserve within 30 days of engaging in such new activity. We are currently eligible to engage in new financial activities but have no immediate plan to do so.

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

The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any banking subsidiary of that bank holding company.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) – The Dodd-Frank Act, enacted in July 2010, made significant changes in laws regarding the structure of banking regulation, the powers of the Federal Reserve and other federal and state banking regulators, deposit insurance assessments, the handling of troubled institutions, regulatory capital calculations, reporting and governance obligations of public companies, and many other provisions affecting supervision of banks, bank holding companies, and other financial services organizations. Among other things, the Dodd-Frank Act:

•

Created the Consumer Financial Protection Bureau (“CFPB”), whose regulations may adversely affect the business operations of financial institutions offering consumer financial products or services, including us. Although the CFPB has jurisdiction over banks with $10 billion or greater in assets, the rules, regulations and policies issued by the CFPB may also apply to Bank SNB through the adoption of similar policies by the Federal Reserve, FDIC, and state banking regulators.

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

Source of Strength Doctrine – Federal Reserve policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks and does not permit a bank holding company to conduct its operations in an unsafe or unsound manner. Under this "source of strength doctrine", a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment of deposits and to certain other indebtedness of such subsidiary banks. The Holding Company Act provides that, in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment. Furthermore, the Federal Reserve has the right to order a bank holding company to terminate any activity that the Federal Reserve believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank. The Dodd-Frank Act codified the "source of strength doctrine".

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

Transactions with Affiliates – Bank SNB is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, us and other affiliates and on investments in our and their stock or other securities. These restrictions prevent us and our nonbanking subsidiaries from borrowing from Bank SNB unless the loans are secured by specified collateral. Additionally, the restrictions require our transactions with Bank SNB to have terms comparable to terms of arms-length transactions with unaffiliated third persons. In addition, secured loans and investments by Bank SNB are generally limited to 10% of Bank SNB’s capital and surplus with respect to us and Bank SNB’s other affiliates on an individual basis, and to 20% of Bank SNB’s capital and surplus with respect to us and all other Bank SNB affiliates in the aggregate. Certain exemptions to these limitations apply to extensions of credit by, and other transactions between, Bank SNB and our other subsidiaries. These regulations and restrictions may limit our ability to obtain funds from Bank SNB for our cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.

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

Federal Deposit Insurance – Bank SNB pays deposit insurance premiums to the FDIC. For additional information, see “Management’s Discussion and Analysis – FDIC and other insurance” on page 37 of this report.

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

The risk-based capital rules require bank holding companies and banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity and, subject to certain limitations, qualifying perpetual preferred stock, trust preferred securities, minority interests in the equity accounts of consolidated subsidiaries, and deferred tax assets, less all intangible assets, except for certain mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases, and the amount of perpetual preferred stock and trust preferred securities that does not qualify as Tier 1 capital, long-term preferred stock with an original maturity of at least 20 years from issuance, hybrid capital instruments, including perpetual debt and mandatory convertible securities, subordinated debt, intermediate-term preferred stock, and up to 45% of pre-tax net unrealized gains on available for sale equity securities.

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

Federal and state banking regulations also require banks with significant trading assets or liabilities to maintain supplemental risk-based capital based upon their levels of market risk. Bank SNB did not have any trading assets or liabilities during 2016, 2015, or 2014 and was not required to maintain such supplemental capital.

The federal and state banking regulators have established regulations that classify banks by capital levels and provide for various "prompt corrective actions" to resolve the problems of any bank that fails to satisfy the capital standards. Under these regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 8% or more, and a leverage ratio of 5% or more. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank that does not meet these standards is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on its capital levels. A bank that falls within any of these three undercapitalized categories is subject to severe regulatory sanctions. As of December 31, 2016, Bank SNB was well-capitalized as defined in applicable banking regulations. For information regarding Bank SNB’s compliance with its regulatory capital requirements, see “Management's Discussion and Analysis – Capital Resources” on page 45 of this report and in the Notes to the Consolidated Financial Statements in this report, “Note 16 Capital Requirements and Regulatory Matters”.

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

When fully phased in on January 1, 2019, the Basel III Capital Rules will require us to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a “capital conservation buffer” equal to 2.5% of total risk-weighted assets (the “Capital Buffer”), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the Capital Buffer, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the Capital Buffer and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average quarterly assets. The Capital Buffer will be tested on a quarterly basis. Our ability to pay dividends, discretionary bonuses, or repurchase stock will be restricted unless we maintain the Capital Buffer. As of December 31, 2016, we were well-capitalized even if we apply the Capital Buffer, which does not go into effect until future years.

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

Available Information

We provide internet access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports through our Investor Relations section at www.oksb.com (This site is also accessible through Bank SNB’s website at www.banksnb.com.) The SEC maintains a website (www.sec.gov) where these filings also are available through the SEC’s EDGAR system. There is no charge for access to these filings through either our site or the SEC’s site, although users should understand that there may be costs associated with electronic access, such as usage charges from Internet access providers and telephone companies, that they may bear. The public also may read and copy materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Our commercial and commercial real estate lending operations are concentrated in the metropolitan areas of Oklahoma City, Stillwater, Edmond, and Tulsa, Oklahoma; Dallas, Austin, and San Antonio, Texas; Hutchinson and Wichita Kansas;

and Denver, Colorado. Our success depends in part upon economic conditions in these markets. Adverse changes in economic conditions in these markets could reduce our growth in loans and deposits, impair our ability to collect our loans, increase our problem loans and charge-offs and otherwise negatively affect our performance and financial condition.

Adverse changes in healthcare-related businesses could lead to slower loan growth and higher levels of problem loans and charge-offs.

We have approximately $423.8 million in loans to individuals and businesses involved in the healthcare industry, including business and personal loans to physicians, dentists, and other healthcare professionals, and loans to for-profit hospitals, nursing homes, suppliers and other healthcare-related businesses, representing approximately 23% of total loans outstanding as of December 31, 2016. Our strategy calls for continued commitment to healthcare lending. This concentration exposes us to the risk that adverse developments in the healthcare industry could hurt our profitability and financial condition as a result of increased levels of nonperforming loans and charge-offs and reduced loan demand and deposit growth.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Educations Reconciliations Act of 2010, has impacted the provision of healthcare in the United States. We have assessed its potential outcome on the market for healthcare and our services for the healthcare industry, and believe it is too early to conclude the entire impact on them. However, some trends are emerging. We are beginning to see an evolution that favors larger healthcare providers, which is driving many strategic mergers and acquisitions. Also, reimbursement and service provider margins continue to be pressed. The law is complex and implementation requires the adoption of significant regulations. As a result, the new laws could have adverse effects on the growth and profitability of our healthcare business. There is additional uncertainty as to the future of the Affordable Care Act following the election of President Trump. President Trump and Congress have indicated a desire and a willingness to repeal the Affordable Care Act, possibly without a replacement, although replacement options are being considered. Until the future of the Affordable Care Act and any replacement statute is decided, the healthcare industry will continue to experience increased uncertainty as to the environment in which healthcare providers will operate.

We have credit exposure to the oil and gas industry.

Our direct exposure to the oil and gas industry is approximately 3% of our portfolio loans. However, many of our customers provide transportation and other services and products that support oil and gas exploration and production activities. As of December 31, 2016, we had  $84.7 million in loan commitments, of which $48.6 million was funded debt, to borrowers in the oil and gas industry. As of December 31, 2016, the price per barrel of crude oil was approximately $54 compared to approximately $37 as of December 31, 2015. If oil prices return to lower levels for an extended period, we could experience weaker energy loan demand and increased losses within our energy portfolio. Furthermore, a prolonged period of low or stagnant oil prices could have a negative impact on the economies of energy-dominant states such as Oklahoma and Texas. As a result, low oil prices could have an adverse effect on our business, financial condition and results of operation. We have the ability to adjust the borrowing base on outstanding commitments based on market price and condition.

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

The Dodd-Frank Act made significant, wide-ranging changes in the regulation of the financial services industry that affect all financial institutions, including us.  The Dodd-Frank Act may continue to increase our regulatory compliance burden, increase the costs associated with regulatory examinations and compliance measures, and increase other operating costs.

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

Significant elements of the Dodd-Frank Act have been implemented, but implementation of other elements of the Dodd-Frank Act requires additional regulations, some of which have not yet been established. There is additional uncertainty as to the future of the Dodd-Frank Act following the election of President Trump. President Trump and Congress have indicated a desire and a willingness to repeal certain provisions of the Dodd-Frank Act. Certain provisions of the Dodd-Frank Act that have yet to be implemented may never be implemented and additional repeal or amendments to various sections of the Dodd-Frank Act are likely. This additional uncertainty may increase our risks and costs until such time as any changes are finally implemented.

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

Risks Related to the Acquisition of Southwest by Simmons

Business uncertainties while the Merger is pending may negatively impact our ability to attract and retain personnel and impact our customer relationships.

Uncertainty about the effect of the Merger on our employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with us to seek to change their existing business relationships with us.  Retention of certain employees by Southwest may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined entity, our business could be harmed.

Regulatory approvals for the Merger may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

In determining whether to grant regulatory approvals for the Merger, the regulators consider a variety of factors, including the regulatory standing of each party and the factors described under ‘‘Supervision and Regulation’’. An adverse development in either party’s regulatory standing or these factors could result in an inability to obtain approval for the Merger or delay receipt of such approvals. The regulators may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Such conditions or changes could have the effect of delaying or preventing completion of the Merger or imposing additional costs on or limiting the revenues of the combined company following the Merger, any of which might have an adverse effect on the combined company following the Merger.

If the Merger is not completed, we will have incurred substantial expenses without realizing the expected benefits of the Merger.

We have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, we would have to recognize the expenses we have incurred without realizing the expected benefits of the Merger, which could materially impact our earnings and results of operations.

The Merger Agreement limits our ability to pursue acquisition proposals and requires us to pay a termination fee under limited circumstances.

The Merger Agreement prohibits us from initiating, soliciting, knowingly encouraging or knowingly facilitating certain third party acquisition proposals. The Merger Agreement also provides that we must pay a termination fee in the amount of $20 million in the event the Merger Agreement is terminated under certain circumstances, including involving our failure to abide by certain obligations not to solicit acquisition proposals and our board of directors withdrawing or materially and adversely changing its recommendation that our shareholders approve the Merger proposal. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing such an acquisition.

Termination of the Merger Agreement could negatively impact us.

If the Merger Agreement is terminated, there may be various negative consequences to us. For example, our businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. The closing price of our common stock on March 8, 2017 was $26.85 per share, which is 10% higher than the $24.30 closing price of our common stock on December 13, 2016, the day immediately prior to the announcement of the Merger. If the Merger Agreement is terminated, it is likely that the market price of our common stock will decline to the extent that the current market price reflects a market assumption that the Merger will be completed.

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

The overall market and the price of our common stock fluctuates as a result of a variety of factors, many of which are beyond our control. These factors include, in addition to those described in the Risk Factors:

•	Market assumptions with respect to the likelihood of consummation of the Merger with Simmons;
•	Actual or anticipated quarterly fluctuations in our operating results and financial condition;
•	Changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;
•	Speculation in the press or investment community generally or relating to our reputation or the financial services industry;
•	The size of the public float of our common stock;
•	Repurchases by us under our stock repurchase program;
•	Strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions, or financings;
•	Fluctuations in the stock price and operating results of our competitors;
•	Future sales of our equity or equity-related securities;
•	Proposed or adopted regulatory changes or developments;
•	Unknown, anticipated or pending investigations, proceedings, or litigation that involve or affect us;
•	Domestic and international economic factors unrelated to our performance; and
•	General market conditions and, in particular, developments related to market conditions for the financial services industry.

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

In many situations, our board of directors has the authority, without any vote of our shareholders, to issue shares of our authorized but unissued stock, including shares authorized and unissued under our 2008 Stock Based Award Plan.  Though currently prohibited by the Merger Agreement, if the Merger is not completed in the future, we may issue additional securities, through public or private offerings, in order to raise additional capital. Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share book value of the common stock or reduce the market price for our common stock.

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

Our ability to increase or pay dividends to our shareholders is limited by covenants included in the Merger Agreement.

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

OKC – South Penn Branch

9921 S. Pennsylvania Ave.

OUHSC –  OKC Branch

1106 N. Stonewall

OKC – Classen Branch

2523 N. Classen Blvd.

OKC  – Capitol Hill Branch

3131 S. Shields Blvd.

OKC – Memorial Branch

3805 W. Memorial Rd.

OKC – Rockwell Branch

7308 N.W. Expressway

	Oklahoma City, Oklahoma 73159 Oklahoma City, Oklahoma 73117 Oklahoma City, Oklahoma 73106 Oklahoma City, Oklahoma 73129 Oklahoma City, Oklahoma 73134 Oklahoma City, Oklahoma 73132	405-427-4000 405-271-3113 405-844-0110 405-844-0110 405-844-0110 405-844-0110

Edmond Spring Creek Branch 1440 S. Bryant Avenue	Edmond, Oklahoma 73034	405-427-4000
Edmond Branch 1601 S. Kelly	Edmond, Oklahoma 73013	405-844-0110
Chickasha Branch 500 W. Grand Avenue	Chickasha, Oklahoma 73018	405-427-3100
Tulsa Utica Branch 1500 S. Utica Avenue P.O. Box 521500	Tulsa, Oklahoma 74152	918-523-3600

Tulsa 61st Branch 2431 E. 61st Suite 170 P.O. Box 521500	Tulsa, Oklahoma 74152	918-523-3600
Tilden Branch 205 Elm Street P.O. Box 299	Tilden, Texas 78072	361-274-3391

Preston Center Branch 5950 Berkshire Lane Suite 150 and 350	Dallas, Texas 75225	972-624-2900

Austin Branch 3001 Palm Way Suite 108	Austin, Texas 78758	512-314-6700

San Antonio Medical Hill Branch 9324 Huebner Road San Antonio Pyramid Branch 601 N.W. Loop 410 Suite 230	San Antonio, Texas 78240 San Antonio, Texas 78216	210-442-6100 210-442-6101

Hutchinson Branch

100 East 30th Avenue

P.O. Box 1707

South Hutchinson Branch

524 N. Main Street

P.O. Box 1707

Wichita – East Branch

8415 E. 21st Street North

Suite 150

Wichita – West Branch

10111 W. 21st Street North

Denver – Englewood Branch

3531 S. Logan Street

Suite A

Denver - Highlands Ranch Branch

9131 S. Broadway

Suite 500

Denver - Lone Tree Branch

10457 Park Meadows Drive

Suite 300

Denver - industry

3001 Brighton Blvd.

Suite 718

Hutchinson, Kansas 67502

South Hutchinson, Kansas 67505

Wichita, Kansas 67206

Wichita, Kansas 67205

Englewood, Colorado 80113

Highlands Ranch, Colorado 80129

Lone Tree, Colorado 80124

Denver, Colorado 80216

620-728-3000 620-728-3000 316-315-1600 316-315-1600 303-761-7500 720-344-0953 303-706-1723 303-754-5385

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
Computershare Investor Services, LLC
2 North LaSalle St.
Chicago, IL 60602

Recent Stock Prices, Dividends, and Equity Compensation Plan Information

Our board of directors decides whether or not to pay dividends on common stock, and the amount of any such dividends, each quarter. In making its decisions on dividends, the board of directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder returns, and other factors. Our ability to pay dividends depends upon regulatory approval and cash resources, which include dividend payments from Bank SNB. For information regarding the ability of Bank SNB to pay dividends to us and the restrictions on bank dividends under federal banking laws, see “Note 16:  Capital Requirements & Regulatory Matters” in the Notes to the Consolidated Financial Statements, “Dividend Restrictions”  on page 47 of this report, and “Risk Factors” on page 13 of this report.

As shown on the table below, common shareholders received quarterly cash dividends of $0.08 per share in 2016 and $0.06 per share in 2015. In January 2017, our board of directors approved a quarterly cash dividend of $0.08 per share.

As of March  1, 2017, there were approximately 480 holders of record of our common stock. The following table sets forth the common stock dividends declared for each quarter during 2016 and 2015, and the range of high and low closing trade prices for the common stock for those periods.

	2016			2015
			Dividend			Dividend
	High	Low	Declared	High	Low	Declared
For the Quarter Ending:
March 31	$17.31	$14.00	$0.08	$17.96	$15.08	$0.06
June 30	17.36	14.46	0.08	18.97	16.81	0.06
September 30	19.97	16.47	0.08	19.00	15.53	0.06
December 31	29.70	17.07	0.08	18.98	15.90	0.06

Repurchases under the repurchase program authorized by our Board of Directors (the “Board”) are available at the discretion of management based upon market, business, legal, and other factors. We repurchased 867,310 shares under the 2014 program for a total of $14.3 million. As of December 31, 2015, we had repurchased 254,248 shares under the 2015 program for a total of $4.4 million. During 2016, we repurchased 1,398,026 shares for a total of $22.1 million, and since August 2014, we have repurchased a total of 2,519,584 shares for a total of $40.8 million. Our ability to repurchase our common stock is limited during the time that the Merger is pending. No repurchases were made in the fourth quarter of 2016. For information regarding our most recently authorized program by the Board, see “Management’s Discussion and Analysis – Significant Developments” on page 30 of this report.

Stock Performance

The following table compares the cumulative total return on a hypothetical investment of $100 in our common stock at the closing price on December 31, 2011 through December 31, 2016, with the hypothetical cumulative total return on the NASDAQ Stock Market Index (U.S. Companies) and the NASDAQ Bank Index for the comparable period.

Total Return Performance
Southwest Bancorp, Inc.
NASDAQ Bank Index
NASDAQ Total U.S.
SNL U.S. Bank NASDAQ
Index Value
600
500
400
300
200
100
0
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Southwest Bancorp, Inc.	100.00	187.92	267.11	294.03	300.29	507.57
NASDAQ Bank Index	100.00	118.69	168.21	176.48	192.08	265.02
NASDAQ Total U.S.	100.00	117.45	164.57	188.84	201.98	219.89
SNL U.S. Bank NASDAQ	100.00	119.19	171.31	177.42	191.53	265.56

Equity Compensation Plan Information

The following table presents disclosure regarding equity compensation plans in existence at December 31, 2016, consisting of our 2008 Stock Based Award Plan, which was approved by our shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans excluding securities reflected in column (a) (c)
Plan approved by shareholders	0	N/A	174,730
Total	0	N/A	174,730

ITEM 6.  Selected Financial Data

The following table presents our selected consolidated financial data for each of the five years in the period ended December 31, 2016. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements, including the accompanying Notes to the Consolidated Financial Statements, presented elsewhere in this report.

	For the Year Ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Operations Data
Interest income	$89,140	$74,483	$71,792	$73,914	$93,171
Interest expense	9,697	7,066	6,788	11,264	16,608
Net interest income	79,443	67,417	65,004	62,650	76,563
Provision (credit) for loan losses	4,769	(3,566)	(6,624)	(7,209)	3,107
Gain on sales of mortgage loans and securities, net	2,966	2,341	3,433	2,649	3,970
Gain on sale of bank branches, net	-	-	4,378	-	-
Noninterest income	13,119	12,116	11,120	10,994	11,966
Noninterest expense	63,246	58,240	56,912	55,311	63,322
Income before taxes	27,513	27,200	33,647	28,191	26,070
Taxes on income	9,809	9,793	12,617	10,756	9,883
Net income	$17,704	$17,407	$21,030	$17,435	$16,187

Net income available
to common shareholders	$17,704	$17,407	$21,030	$17,435	$12,446

Dividends
Preferred stock - declared (1)	$-	$-	$-	$-	$4,405
Common stock - declared	6,107	4,623	3,131	-	-
Ratio of total dividends to net income	34.49%	26.56%	14.89%	-%	13.56%
Per Common Share Data
Basic earnings	$0.93	$0.90	$1.07	$0.89	$0.64
Diluted earnings	0.92	0.90	1.06	0.88	0.64
Cash dividends	0.32	0.24	0.16	-	-
Book value (2)	15.35	14.80	14.11	13.13	12.60
Weighted average common shares outstanding:
Basic, net of unvested restricted stock	18,660,951	18,975,450	19,417,486	19,516,776	19,293,598
Diluted, net of unvested restricted stock	18,866,867	19,123,509	19,560,363	19,604,245	19,416,090
Financial Condition Data (2)
Investment securities	$436,661	$412,128	$365,593	$394,199	$377,112
Portfolio loans (3)	1,872,746	1,771,976	1,398,506	1,267,843	1,347,053
Loans held for sale (3)	4,386	7,453	1,485	3,060	31,682
Total loans (3) (4)	1,877,132	1,779,429	1,399,991	1,270,903	1,378,735
Interest-earning assets	2,367,239	2,255,098	1,894,259	1,925,019	2,007,412
Total assets	2,475,392	2,357,022	1,942,034	1,981,423	2,122,255
Interest-bearing deposits	1,394,309	1,287,611	1,037,871	1,139,290	1,285,570
Total deposits	1,946,018	1,884,105	1,533,999	1,584,086	1,709,578
Other borrowings	183,814	110,927	79,380	80,632	70,362
Subordinated debentures	46,393	51,548	46,393	46,393	81,963
Total shareholders' equity (5)	286,629	296,098	270,786	259,187	246,056
Common shareholders' equity	286,629	296,098	270,786	259,187	246,056
Financial Ratios
Return on average assets	0.74%	0.84%	1.09%	0.86%	0.72%
Return on average total shareholders' equity	6.18	6.23	7.82	6.90	5.71
Return on average common equity	6.18	6.23	7.82	6.90	5.14
Net interest margin	3.46	3.35	3.45	3.19	3.64
Efficiency ratio (6)	65.88	70.67	67.80	72.50	68.46
Average assets per employee (7)	$6,209	$5,048	$5,381	$5,048	$5,317

Selected Financial Data (Continued)

	At December 31,
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Asset Quality
Net loan charge-offs (recoveries) (2)	$3,329	$(1,220)	$1,587	$2,846	$1,073
Net loan charge-offs (recoveries) to average portfolio loans	0.18%	(0.08)%	0.12%	0.22%	0.07%
Allowance for loan losses (2)	$27,546	$26,106	$28,452	$36,663	$46,718
Allowance for loan losses to portfolio loans	1.47%	1.47%	2.03%	2.89%	3.47%
Nonperforming loans (2) (8)	$16,610	$20,358	$9,413	$19,872	$41,989
Nonperforming loans to portfolio loans	0.89%	1.15%	0.67%	1.57%	3.12%
Allowance for loan losses to nonperforming loans	165.84	128.23	302.26	184.50	111.26
Nonperforming assets (2) (9)	$16,960	$22,632	$12,510	$22,526	$56,947
Nonperforming assets to portfolio loans and
other real estate	0.91%	1.28%	0.89%	1.77%	4.18%
Capital Ratios
Average shareholders' equity to average assets
Total	11.92%	13.43%	13.93%	12.45%	12.64%
Common	11.92	13.43	13.93	12.45	10.80
Tier I capital to risk-weighted assets (2)	14.40	15.53	19.70	20.28	20.28
Total capital to risk-weighted assets (2)	15.66	16.79	20.96	21.59	21.56
Leverage ratio	13.02	14.41	16.45	14.86	15.01

(1)  Preferred stock - declared and paid includes a one-time non-cash equity charge of $1.2 million for 2012 to reflect the accelerated accretion of the remaining discount on the Series B Preferred securities repurchased in August of 2012.

(2)  At period end.

(3)  Net of unearned discounts but before deduction of allowance for loan losses.

(4)  Total loans include loans held for sale.

(5)  Reflects the repurchase of preferred securities in 2012. Please see “Capital Resources” on page 45 and “Note 14:  Shareholders’ Equity” in the Notes to the Consolidated Financial Statements.

(6)  The efficiency ratio = noninterest expenses / (net interest income + total noninterest income) as shown on the Consolidated Statements of Operations.

(7)  Ratio = average assets for year divided by the number of full-time equivalent employees at year-end.

(8)  Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more, and restructured loans not performing in accordance with restructured terms.

(9)  Nonperforming assets consist of nonperforming loans and other real estate.

	For the Quarter Ended
(Dollars in thousands, except per share data)	12-31-16	09-30-16	06-30-16	03-31-16
Operations Data
Interest income	$22,738	$22,310	$22,044	$22,048
Interest expense	2,635	2,505	2,349	2,208
Net interest income	20,103	19,805	19,695	19,840
Provision (credit) for loan losses	(1,329)	1,713	10	4,375
Gain on sales of securities and mortgage loans	774	778	887	527
Noninterest income	3,470	3,777	2,984	2,888
Noninterest expenses	15,826	16,156	15,268	15,996
Income before taxes	9,850	6,491	8,288	2,884
Taxes on income	3,682	2,236	2,876	1,015
Net income	$6,168	$4,255	$5,412	$1,869
Per Share Data
Basic earnings per common share	$0.33	$0.23	$0.29	$0.10
Diluted earnings per common share	0.33	0.23	0.28	0.10
Cash dividends	0.08	0.08	0.08	0.08
Weighted Average Common Shares Outstanding
Basic	18,335,116	18,288,927	18,574,300	19,257,445
Diluted	18,551,005	18,545,614	18,677,912	19,267,473

	For the Quarter Ended
(Dollars in thousands, except per share data)	12-31-15	09-30-15	06-30-15	03-31-15
Operations Data
Interest income	$21,584	$18,220	$17,455	$17,224
Interest expense	2,064	1,724	1,664	1,614
Net interest income	19,520	16,496	15,791	15,610
Provision (credit) for loan losses	(566)	23	(1,136)	(1,887)
Gain on sale of bank branches, net	-	-	-	-
Gain on sales of securities and mortgage loans	645	584	759	353
Noninterest income	3,534	3,445	2,650	2,487
Noninterest expenses	17,099	14,077	13,982	13,082
Income before taxes	7,166	6,425	6,354	7,255
Taxes on income	2,577	2,303	2,193	2,720
Net income	$4,589	$4,122	$4,161	$4,535
Per Share Data
Basic earnings per common share	$0.23	$0.22	$0.22	$0.24
Diluted earnings per common share	0.23	0.22	0.22	0.24
Cash dividends	0.06	0.06	0.06	0.06
Weighted Average Common Shares Outstanding
Basic	19,686,860	18,670,407	18,666,853	18,760,648
Diluted	19,866,477	18,846,561	18,863,977	18,934,175

item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to provide an understanding of our financial results and condition through the eyes of management for the year ended December 31, 2016. This report should be read in conjunction with our Consolidated Financial Statements including the notes thereto, and the other financial information appearing elsewhere in this report.

Executive Summary

We are a financial holding company for Bank SNB, an Oklahoma state banking corporation, which has been providing banking services since 1894. Through Bank SNB, we have thirty banking centers primarily located along the heavily populated areas on the I-35 corridor through Texas, Oklahoma, Kansas, and Colorado. We focus on providing customers with exceptional service and meeting all of their banking needs by offering a wide variety of commercial and retail financial services, including commercial and consumer lending, deposit and investment services, specialized cash management, and other financial services and products.

On December 14, 2016, we entered into a Merger Agreement with Simmons, an Arkansas corporation, pursuant to which, and subject to its terms and conditions, Simmons will acquire all of our outstanding capital stock for $95.0 million in cash and 7,250,000 shares of Simmons’s common stock, representing an aggregate Merger consideration of approximately $564.4 million (based on Simmons’ common stock closing price as of December 13, 2016), subject to potential adjustments.

Our business operations are conducted through four operating segments that include Oklahoma Banking, Texas Banking, Kansas Banking, and Other Operations. Due to its size and management structure, Colorado Banking operations are included within our Oklahoma Banking segment.

Business Strategy

Our bank has and will continue to position itself for future growth. We seek to produce consistent and sustainable revenue growth by enhancing, clarifying, and expanding our geographic markets and increasing and diversifying our revenue base. This consists of, but is not limited to: building out existing markets with robust and profitable growth potential; expanding our professional team; and identifying, targeting, and acquiring earning assets under appropriate risk guidelines. We are focused on consummating the Merger with Simmons and will be conducting our operations with the intent to satisfy all of the covenants and conditions to closing contained in the Merger Agreement.

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

Another major component of our strategy is to be an employer of choice in our markets. We aim to employ talented and devoted people who embrace our vision and feel invested in our success. As of December 31, 2016, we employed 387 people on a full-time equivalent basis, including executive officers, loan and other banking officers, branch personnel, and others.

Industry Focus

Our area of expertise focuses on the special financial needs of healthcare and health professionals, commercial real estate borrowers, businesses and their managers and owners, commercial lending, and energy banking. The healthcare and real estate industries make up the majority of our loan and deposit portfolio.

Our tactical focus on healthcare lending was established in 1974. We provide credit and other services, such as deposits, cash management, and document imaging for physicians and other healthcare practitioners to start or develop their practices and finance the development and purchase of medical offices, clinics, surgical care centers, hospitals, and similar facilities. As of December 31, 2016, $423.8 million, or approximately  23%, of our loans were loans to individuals and businesses in the healthcare industry. We conduct regular market reviews of current and potential healthcare lending business and make determinations with respect to the appropriate concentrations within healthcare based upon economic and regulatory conditions.

As of December 31, 2016, $608.6 million, or approximately 32%, of our loans were real estate industry loans. Economic factors that affect commercial real estate values include job growth, corporate profits, and business expansion. The unemployment rate, uncertainty over government regulation and fiscal policy, the rising cost of debt capital, and depressed oil and gas prices are all industry risk factors.

As of December 31, 2016, approximately  3% of our loan portfolio was to customers in the oil and gas industry. As of December 31, 2016,  our exposure continues to be focused on production based companies and servicing companies, representing 70% and 30%, respectively, of our energy portfolio. If oil prices return to lower levels for an extended period, we could experience weaker energy loan demand and increased losses within our energy portfolio. Furthermore, a prolonged period of low or stagnant oil prices could have a negative impact on the economies of energy-dominant states such as Oklahoma and Texas. As a result, low oil prices could have an adverse effect on our business, financial condition and results of operation. We have the ability to adjust the borrowing base on outstanding commitments based on market price and condition.

Economic Overview

2016 began with signs of deteriorating economic conditions in the United States and abroad but ended with increased optimism for the U.S. economy and the second federal funds rate increase in ten years. While the U.S. economy generally showed signs of improvement throughout the year, albeit at an uneven pace, the year was defined by several key story lines including the drop in oil prices in the first quarter to the lowest level in over a decade. This added to pressures in the manufacturing sector that was already experiencing the effects of a strong U.S. dollar and the negative effect on export demand. With concerns of a global economic slowdown, Federal Reserve rate policy was a key focus for financial markets. In the first quarter of 2016, the market expectation of two Fed Funds rate increases during the year began to shift to the likelihood that there would be no rate increases in 2016.

Another key influence on Fed policy and concerns of the resulting impact to the global economy was the July Brexit vote in the United Kingdom, where U.K. citizens voted to leave the European Union. Interest rates during this time declined with the 10-year treasury rate hitting an all-time low in mid-2016. The second half of 2016 saw increased optimism on the U.S. economy with consumer spending holding up, continued improvements in the labor market, a modest recovery in oil prices, and a calming of fears on the impact of the Brexit vote. There was also increased optimism for the U.S. economy after the U.S. presidential election and the anticipated impact of the fiscal and regulatory policies of the new administration. Equity markets ended the year with new all-time highs and interest rates were higher across the yield curve.

In 2017, rates are expected to increase as inflation indicators continue to show signs of firming and the U.S. labor market approaches full employment. Concerns for the global economy persist from the potential impact of the Brexit vote as well as growth concerns in emerging markets that could have an impact on Fed policy, altering the consensus expectation for three Federal Funds rate hikes during the course of the year. The modest recovery in oil prices since the first quarter of 2016 could have a positive impact on the regional economy as the financial health of oil producers continues to improve, which is expected to result in increased capital budgets for some firms for the first time in several years.

Significant Developments

On October 9, 2015, we completed the acquisition of First Commercial Bancshares, Inc. (“Bancshares” or “FCBI”) through the merger of Bancshares with and into us (the “Bancshares Merger”). The Bancshares Merger was consummated pursuant to the Agreement and Plan of Reorganization (the “Bancshares Merger Agreement”) dated as of May 27, 2015. The Bancshares Merger expanded our presence in the Oklahoma City metro area with five additional banking centers, increasing our total to ten. It also expanded our geographic footprint to Colorado with three full-service banking centers and one loan production office in Denver. We hired a market president and two commercial bankers to lead our newly established Denver banking efforts. 2016 was the first full year of operations of Bancshares to be included in our financial results.

On May 25, 2016, the Board authorized our fourth stock repurchase program since August 2014. The program authorized the repurchase of up to another 5.0%, or approximately 921,000 shares, of our outstanding common stock effective February 23, 2017, which was the original expiration date of the third program. During 2016, we repurchased 1,398,026 shares for a total of $22.1 million, and since August 2014, we have repurchased a total of 2,519,584 shares for a total of $40.8 million. Our ability to repurchase our common stock is limited during the time that the Merger is pending.

On December 14, 2016, we entered into a Merger Agreement with Simmons, an Arkansas corporation, pursuant to which, and subject to its terms and conditions, Simmons will acquire all of our outstanding capital stock for $95.0 million in cash and 7,250,000 shares of Simmons’s common stock, representing an aggregate Merger consideration of approximately $564.4 million (based on Simmons’ common stock closing price as of December 13, 2016), subject to potential adjustments.

Results of Operations

Net income available to common shareholders totaled $17.7 million, or $0.92  diluted per common share, in 2016 compared to $17.4 million, or $0.90 diluted per common share, in 2015 and $21.0 million, or $1.06  diluted per common share, in 2014.

The following table presents components of consolidated net income and selected ratios for the years 2016, 2015, and 2014 and the annual changes between those years.

		2016 Change		2015 Change
(Dollars in thousands,	2016	From 2015	2015	From 2014	2014
except per share data)
Operations Data
Interest income	$89,140	$14,657	$74,483	$2,691	$71,792
Interest expense	9,697	2,631	7,066	278	6,788
Net interest income	79,443	12,026	67,417	2,413	65,004
Provision (credit) for loan losses	4,769	8,335	(3,566)	3,058	(6,624)
Noninterest income	16,085	1,628	14,457	(4,474)	18,931
Noninterest expense	63,246	5,006	58,240	1,328	56,912
Income before taxes	27,513	313	27,200	(6,447)	33,647
Taxes on income	9,809	16	9,793	(2,824)	12,617
Net income	$17,704	$297	$17,407	$(3,623)	$21,030
Net income available
to common shareholders	$17,704	$297	$17,407	$(3,623)	$21,030

Per Common Share Data
Basic earnings	$0.93	$0.03	$0.90	$(0.17)	$1.07
Diluted earnings	0.92	0.02	0.90	(0.16)	1.06
Financial Condition Data
- Averages
Investment securities	$424,501	$39,756	$384,745	$4,821	$379,924
Total loans	1,822,288	302,558	1,519,730	185,407	1,334,323
Interest-earning assets	2,296,727	285,666	2,011,061	126,251	1,884,810
Total assets	2,402,907	323,165	2,079,742	148,038	1,931,704
Interest-bearing deposits	1,356,431	213,259	1,143,172	69,571	1,073,601
Total deposits	1,910,940	243,743	1,667,197	144,544	1,522,653
Other borrowings	143,399	70,861	72,538	(10,427)	82,965
Subordinated debentures	46,928	(637)	47,565	1,172	46,393
Total shareholders' equity	286,520	7,295	279,225	10,144	269,081
Selected Ratios
Return on average assets	0.74%	(0.10)%	0.84%	(0.25)%	1.09%
Return on average total
shareholders' equity	6.18	(0.05)	6.23	(1.59)	7.82
Return on average common equity	6.18	(0.05)	6.23	(1.59)	7.82
Net interest margin	3.46	0.11	3.35	(0.10)	3.45

Net income available to common shareholders for 2016 increased $0.3 million compared to 2015. The increase is the result of a $12.0 million increase in net interest income and a $1.6 million increase in noninterest income, offset in part by an $8.3 million increase in the provision for loan losses and a $5.0 million increase in noninterest expense due to increased personnel, occupancy, and general and administrative expenses. The increases in net interest income, noninterest income, and noninterest expense are due in part to the Bancshares acquisition that occurred in the fourth quarter of 2015. Net income for the year ended December 31, 2016, was also reduced by the restructuring charges of $0.4 million, which occurred in the third quarter of 2016, and by $0.9 million of legal and consulting fees associated with the recently announced Merger Agreement with Simmons, which was entered into in the fourth quarter of 2016.

Net income available to common shareholders for 2015 decreased $3.6 million compared to 2014. The decrease was primarily the result of a $3.1 million decrease in the credit provision for loan losses, a $4.5 million decrease in noninterest income, which is primarily due to the pre-tax net gain of $4.4 million on the sales of community bank branches in the second quarter of 2014, and a $1.3 million increase in noninterest expense, offset in part by a $2.4 million increase in net interest income and a $2.8 million decrease in income tax. For 2015, Bancshares contributed $1.1 million of net income, which was offset by deal costs of $1.2 million, net of tax.

Details of the changes in various components of net income are further discussed below.

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is our largest source of revenue representing 83% of total revenue in 2016. Net interest margin is net interest income as a percentage of average earning assets for the period. Net interest income and net interest margin increase or decrease as a result of changes in the levels of interest rates, the volume and the mix of earning assets and interest-bearing liabilities, and the percentage of interest-earning assets funded by noninterest-bearing funding sources.

Changes in monetary policy by the Federal Reserve Bank include making changes in the target Federal Funds rate. These changes influence other market interest rates such as the deposit and loan rates offered by many financial institutions. The Prime Rate, which is used to set the interest rate on a significant portion of our loan portfolio, increased from 3.50% to 3.75% as a result of changes in the target Federal Funds rate in December 2016. Our loan portfolio is also affected to a lesser extent by changes in the London Interbank Offered Rate (“LIBOR”). The one-month and three-month U.S. dollar LIBOR rates, respectively, were 0.77% and 1.00% at December 31, 2016 and 0.17% and 0.26% at December 31, 2015.

The intended federal funds rate, which is the cost of immediately available overnight funds, fluctuates in a similar manner to the prime interest rate. It had been at or below 0.25% since 2008 but was increased to 0.50% on December 17, 2015 and to 0.75% on December 15, 2016.

Net interest income for 2016 was $79.4 million, an increase of $12.0 million, or 18%, from the $67.4 million earned in 2015. Net interest margin was 3.46% for the year ended December 31, 2016, an increase of 11 basis points from 2015. Interest income for 2016 and for 2015 includes $1.1 million and $0.6 million, respectively, of accelerated discount accretion. Net interest income for 2015 was $67.4 million, an increase of $2.4 million, or 4%, from the $65.0 million earned in 2014. Net interest margin was 3.35% for the year ended December 31, 2015, a decrease of 10 basis points from 2014.  Included in interest income for 2015 was $0.3 million due to accelerated discount accretion attributable to the acquisition of Bancshares. Included in interest income for 2014 was $0.8 million due to accelerated discount accretion attributable to the sale of loans covered by loss share agreements and $0.8 million due to interest recovery on nonaccrual loans.

Interest rate spread, which represents the difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities, was 3.25%  for 2016, compared to 3.14% for 2015, and 3.25% for 2014.

We have seen growth in noninterest-bearing deposit accounts, which are a core funding source together with our interest-bearing deposits and qualified other borrowings. The average balance of noninterest-bearing deposit accounts increased to $554.5 million in 2016 from $524.0 million in 2015 and $449.1 million in 2014.

For further analysis of asset sensitivity please see tables showing the effects of changes in interest rates and changes in volume of interest related assets and liabilities on page 35 of this report and the discussion of Quantitative and Qualitative Disclosures about Market Risk on page 49 of this report.

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

Consolidated Average Balances, Yields and Rates

	For the twelve months ended December 31,
	2016			2015			2014
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans (1) (2)	$1,822,288	$81,527	4.47%	$1,519,730	$67,644	4.45%	$1,334,323	$64,224	4.81%
Investment securities	424,501	7,407	1.74	384,745	6,559	1.70	379,924	7,146	1.88
Other interest-earning assets	49,938	206	0.41	106,587	280	0.26	170,563	422	0.25
Total interest-earning assets	2,296,727	89,140	3.88	2,011,062	74,483	3.70	1,884,810	71,792	3.81
Other assets	106,180			68,680			46,894
Total assets	$2,402,907			$2,079,742			$1,931,704

Liabilities and shareholders' equity
Interest-bearing demand deposits	$156,086	$243	0.16%	$134,381	$153	0.11%	$121,976	$146	0.12%
Money market accounts	549,691	1,391	0.25	499,788	829	0.17	440,658	620	0.14
Savings accounts	55,118	74	0.13	39,456	44	0.11	38,147	38	0.10
Time deposits	595,536	4,260	0.72	469,547	2,772	0.59	472,820	2,851	0.60
Total interest-bearing deposits	1,356,431	5,968	0.44	1,143,172	3,798	0.33	1,073,601	3,655	0.34
Other borrowings	143,399	1,379	0.96	72,538	984	1.36	82,965	900	1.08
Subordinated debentures	46,928	2,350	5.01	47,565	2,284	4.80	46,393	2,233	4.81
Total interest-bearing liabilities	1,546,758	9,697	0.63	1,263,275	7,066	0.56	1,202,959	6,788	0.56
Noninterest-bearing demand deposits	554,509			524,025			449,052
Other liabilities	15,120			13,217			10,612
Shareholders' equity	286,520			279,225			269,081
Total liabilities and shareholders' equity	$2,402,907			$2,079,742			$1,931,704

Net interest income and interest rate spread		$79,443	3.25%		$67,417	3.14%		$65,004	3.25%
Net interest margin (3)			3.46%			3.35%			3.45%
Ratio of average interest-earning assets
to average interest-bearing liabilities	148.49%			159.19%			156.68%

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

Effect of Volume and Rate Changes on Net Interest Income

(Dollars in thousands)	2016 vs. 2015			2015 vs. 2014
	Increase	Due to Change		Increase	Due to Change
	Or	In Average:		Or	In Average:
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
Interest earned on:
Loans receivable (1) (2)	$13,883	$13,534	$349	$3,420	$8,488	$(5,068)
Investment securities (2)	848	691	157	(587)	90	(677)
Other interest-earning assets	(74)	(192)	118	(142)	(167)	25
Total interest income	14,657	14,033	624	2,691	8,411	(5,720)

Interest paid on:
Interest-bearing demand	90	27	63	7	14	(7)
Money market accounts	561	90	471	210	90	120
Savings accounts	30	20	10	6	1	5
Time deposits	1,489	760	729	(80)	(18)	(62)
Other borrowings	395	746	(351)	84	(123)	207
Subordinated debentures	66	(31)	97	51	56	(5)
Total interest expense	2,631	1,612	1,019	278	20	258

Net interest income	$12,026	$12,421	$(395)	$2,413	$8,391	$(5,978)

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

Net charge-offs were $3.3 million for the year ended December 31, 2016.  Net recoveries were $1.2 million for the year ended December 31, 2015. Net charge-offs were $1.6 million for the year ended December 31, 2014. The provisions for loan losses was $4.8 million for the year ended December 31, 2016, a credit of ($3.6) million for the year ended December 31, 2015, and a credit of ($6.6) million for the year ended December 31, 2014.  The provision for loan losses for 2016 was driven by the growth in the loan portfolio and the impact of low energy prices combined with deterioration in a few general business credits that occurred primarily in the first quarter of 2016. For the year ended December 31, 2016, recoveries were $3.7 million. For the years ended December 31, 2015 and December 31, 2014, recoveries were $2.6 million and $5.3 million, respectively.

See the section captioned “Allowance for Loan Losses” on page 43 of this report for further analysis of the provision for loan losses.

Noninterest Income

Noninterest income was $16.1 million for 2016, an increase of $1.6 million, or 11%, from 2015. Noninterest income was $14.5 million for 2015, a decrease of $4.5 million, or 24%, when compared with 2014.

		2016 Change		2015 Change
(Dollars in thousands)	2016	From 2015	2015	From 2014	2014
Service charges and fees	$10,558	$563	$9,995	$(227)	$10,222
Other noninterest income	2,561	440	2,121	1,223	898
Gain on sale of bank branches, net	-	-	-	(4,378)	4,378
Gain on sales of loans	2,672	493	2,179	630	1,549
Gain on sales/calls of investment securities	294	132	162	(1,722)	1,884
Total noninterest income	$16,085	$1,628	$14,457	$(4,474)	$18,931

Service charges and fees – Service charges and fees increased $0.6 million, or 6%, in 2016 as a result of increased overdraft and interchange fees. Service charges and fees decreased $0.2 million, or 2%, in 2015 as a result of decreased overdraft service charges.

Other noninterest income – Other noninterest income includes BOLI income and interest rate swap fee income.  Other noninterest income in 2016 increased due to customer risk management interest rate swaps income and income from bank owned life insurance. Other noninterest income in 2015 increased primarily from customer risk management interest rate swaps income and income from bank owned life insurance that was purchased in the second quarter of 2015.

Gain on sale of bank branches – Gain on sale of bank branches consisted of $4.4 million recognized as the pre-tax net gain on sales of the community bank branches in the second quarter of 2014.

Gain on sales of loans – Gain on sales of loans includes the net gains recognized from the sale of mortgage loans that are classified as held for sale. For 2016 and 2015, the increases relate to increases in mortgage lending activity during the years.

Gain on sales/calls of investment securities  – Gain on sales or calls of investment securities in 2016 increased $0.1 million due to a slight restructure of the investment portfolio during the year. Gain on sales or calls of investment securities in 2015 and 2014 was the result of the sale of a private equity investment and the gain on the sale of a stock investment that was acquired in a prior year repossession in 2014.

Noninterest Expense

Noninterest expense was $63.2 million for 2016, an increase of $5.0 million, or 9%, from 2015. Noninterest expense was $58.2 million for 2015, an increase of $1.3 million, or 2%, from 2014. In 2015, noninterest expense included $3.1 million of expenses related to the acquisition of Bancshares.

		2016 Change		2015 Change
(Dollars in thousands)	2016	From 2015	2015	From 2014	2014
Salaries and employee benefits	$37,724	$2,874	$34,850	$3,020	$31,830
Occupancy	11,059	1,700	9,359	166	9,193
Data processing	1,886	(292)	2,178	402	1,776
FDIC and other insurance	1,376	23	1,353	48	1,305
Other real estate, net	(222)	(383)	161	(433)	594
Provision for unfunded loan commitments	130	385	(255)	125	(380)
General and administrative	11,293	699	10,594	(2,000)	12,594
Total noninterest expense	$63,246	$5,006	$58,240	$1,328	$56,912

Salaries and employee benefits – Salaries and employee benefits increased $2.9 million, or 8%, for 2016 from 2015 primarily due to an increase in the number of employees related to the acquisition of Bancshares and an increase in employee benefits costs and incentives, partially offset by a decrease in personnel near the end of the third quarter of 2016.

Salaries and employee benefits increased $3.0 million, or 9%, for 2015  from 2014 primarily due to an increase in the number of employees related to the acquisition of Bancshares and an increase in employee benefits costs and incentives. The number of full-time equivalent employees decreased from 412 at the beginning of 2016 to 387 as of December 31, 2016. The number of full-time equivalent employees increased from 359 at the beginning of 2015 to 412 as of December 31, 2015.

Occupancy – Occupancy expense increased $1.7 million, or 18%, in 2016 primarily the result of rent expense due to the acquired branches from Bancshares as well as building maintenance/repairs expense. Occupancy expense increased $0.2 million, or 2%, in 2015 primarily due to building maintenance/repairs expense.

Data processing – Data processing decreased $0.3 million, or 13%, in 2016 and increased $0.4 million, or 23%, in 2015.

FDIC and other insurance – Bank SNB pays deposit insurance premiums to the FDIC based on assessment rates. In 2016 and 2015, the increases in FDIC and other insurance are primarily the result of increases in average total assets and increases in the assessment rates.

Other real estate, net – The decrease of $0.4 million, or 238%, in other real estate expense for 2016 is primarily the result of gains on sales of properties, of which $0.2 million was for the sale of a bank branch condominium in the third quarter. The decrease of $0.4 million, or 73%, in other real estate expense for 2015 is primarily due to a decrease in the overall other real estate and related property taxes and other write downs.  Other real estate was $0.3 million at December 31, 2016, $2.3 million at December 31, 2015, and $3.1 million at December 31, 2014.

General and administrative – Other general and administrative expenses increased $0.7 million, or 7%, in 2016, primarily due to $0.4 million in restructuring charges incurred in the third quarter of 2016 and $0.9 million in legal and consulting fees associated with the recently announced Merger Agreement incurred in the fourth quarter of 2016, partially offset by a cost savings initiative during 2016.  Other general and administrative expenses decreased $1.9 million, or 16%, in 2015 due to lower legal and consulting fees, partially offset by increased expenses due to the acquisition of Bancshares.

Operating Segments

	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Oklahoma banking	$12,919	$13,494	$11,922
Texas banking	5,960	5,734	6,896
Kansas banking	537	1,578	1,784
Other operations	(1,712)	(3,399)	428
Consolidated net income	$17,704	$17,407	$21,030

Oklahoma banking	$1,095,930	$1,048,473	$793,262
Texas banking	636,643	580,476	460,680
Kansas banking	144,559	150,480	146,043
Other operations	-	-	6
Consolidated total loans	$1,877,132	$1,779,429	$1,399,991

Oklahoma banking	$1,138,969	$1,098,735	$805,704
Texas banking	633,328	578,749	458,489
Kansas banking	143,558	149,847	147,256
Other operations	559,537	529,691	530,585
Consolidated total assets	$2,475,392	$2,357,022	$1,942,034

Oklahoma banking	$1,330,176	$1,374,227	$1,113,477
Texas banking	195,603	209,146	224,634
Kansas banking	147,823	119,313	110,901
Other operations	272,416	181,419	84,987
Consolidated total deposits	$1,946,018	$1,884,105	$1,533,999

We have four reportable operating segments:  Oklahoma Banking, Texas Banking, Kansas Banking, and Other Operations. Due to its size and management structure, Colorado Banking is included within Oklahoma Banking. These business segments were identified through the products and services that are offered within each segment and the geographic area they serve. Prior to the fourth quarter of 2015,  we disclosed a Mortgage Banking segment, which included 1-4 family mortgages and the available for sale loans. For segment reporting, the Mortgage Banking segment has been combined with and into the Oklahoma Banking segment due to those loans being managed from that location. Prior period numbers have been adjusted to reflect this change. This adjustment has no financial statement impact.

The contribution of the Oklahoma Banking segment decreased $0.6 million in 2016 as a result of a $4.1 million increase in the provision for loan losses and a $7.0 million increase in noninterest expense, offset in part by an $8.6 million increase in net interest income, a $1.4 million increase in noninterest income, and a $0.4 million decrease income tax expense. The contribution of the Oklahoma Banking segment increased $1.6 million in 2015 as a result of a $3.2 million increase in net interest income, and a $1.1 million increase in noninterest income, offset in part by a $1.8 million increase in noninterest expense, a $0.4 million increase in income tax expense, and an increase of $0.5 million in the provision for loan losses.

The contribution of the Texas Banking segment increased $0.2 million in 2016 as a result of a $1.6 million increase in the provision for loan losses and a $0.2 million decrease in noninterest income, offset in part by a $1.5 million increase in net interest income and a $0.6 million decrease in noninterest expense.  The contribution of the Texas Banking segment decreased $1.2 million in 2015 as a result of a $3.0 million increase in the provision for loan losses, a $0.9 million increase in noninterest expense and a $0.1 million decrease in noninterest income, offset in part by a $2.0 million increase in net interest income, and a $0.9 million decrease in income tax expense.

The contribution of the Kansas Banking segment decreased $1.0 million in 2016, primarily as a result of a $2.7 million increase in the provision for loan losses and a $0.3 million decrease in noninterest income, offset in part by s $0.4 million increase in net interest income, a $0.9 million decrease in noninterest expense, and a $0.6 million decrease in income tax expense. The contribution of the Kansas Banking segment decreased $0.2 million in 2015, primarily as a result of a $3.2 million decrease in net interest income, and a $0.1 million decrease in noninterest income, offset in part by a $2.5 million decrease in noninterest expense, a $0.4 million decrease in the provision for loan losses, and a $0.2 million decrease in income tax expense.

At December 31, 2016,  our twenty-one Oklahoma segment locations accounted for $1.1 billion in loans, or 58% of total portfolio loans, our five Texas segment locations accounted for $636.6 million in loans, or 34% of total portfolio loans, and our four Kansas segment locations accounted for $144.6 million in loans, or 8% of total portfolio loans.

For 2016 and 2015, the Other Operations segment, which includes our funds management unit and corporate investments, incurred a loss of $1.7 million and $3.4 million, respectively. The value of funds provided and cost of funds borrowed from the funds management unit by the operating segments are internally priced at rates that approximate market rates for funds with similar duration.

The Oklahoma Banking, Texas Banking, and Kansas Banking segments provide the majority of consolidated net interest income and net earnings, and for the year ended December 31, 2016 accounted for approximately $1.9 billion, or 77%, of total assets.

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

Taxes on Income

The income tax expense for 2016 totaled $9.8 million, compared to income tax expense of $9.8 million for 2015 and income tax expense for 2014 of $12.6 million. The income tax expense fluctuates in relation to pre-tax income levels. The effective tax rate for the year ended December 31, 2016 was 35.7%, compared to 36.0% for the year ended December 31, 2015 and 37.5% for the year ended December 31, 2014. Our effective tax rate differs from the statutory rates primarily due to our level of tax-exempt income offset in part by certain non-deductible expense items.

Total Assets

Our total assets increased by $118.4 million, or 5%, to $2.5 billion at December 31, 2016, compared to $2.4 billion at December 31, 2015, after increasing by $415.0 million, or 21%, compared to $1.9 billion at December 31, 2014. The increase in assets in 2016 was primarily attributable to the $11.9 million, or 48%, increase in cash and due from banks, $97.7 million, or 6%, increase in total loans, the $24.5 million, or 6%, increase in securities, the $0.9 million, or 3%, increase in bank owned life insurance, and the $3.0 million, or 9%, increase in other assets, offset in part by a $14.3 million, or 27%, decrease in interest-bearing deposits, a $0.6 million, or 31%, decrease in non-hedge derivative asset, and a $1.9 million, or 85%, decrease in other real estate. The increase in assets in 2015 was primarily attributable to the $379.4 million, or 27%, increase in total loans, the $46.5 million, or 13%, increase in securities, the $27.7 million, or 100%, increase in bank owned life insurance, the $12.3 million, or 1,009%, increase in goodwill, and the $5.2 million, or 28%, increase in premises and equipment, and the $2.7 million, or 68%, increase in other intangible assets, all primarily due to the acquisition of Bancshares, offset in part by a $62.8 million, or 45%, decrease in cash and cash equivalents.

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

Investment securities assigned to the available for sale portfolio are generally used to supplement our liquidity, provide a prudent yield, and provide collateral for public deposits and other borrowing facilities. Unrealized net gains and losses on available for sale securities are recorded as an adjustment to equity, net of taxes, but are not reflected in our current earnings. If management determines that any impairment in any available for sale security is “other-than-temporary,” a securities loss will be recognized as a charge to earnings. If a security is sold, any gain or loss is recorded as a credit or charge to earnings and the equity adjustment is reversed. At December 31, 2016, we held $426.2 million in securities classified as available for sale with an unrealized loss of $0.9 million, $0.6 million net of taxes, related to these securities included in shareholders’ equity.

Investment securities assigned to the held to maturity portfolio earn a prudent yield, provide liquidity from maturities and paydowns, and provide collateral to pledge for federal, state, and local government deposits and other borrowing facilities. The held to maturity investment portfolio at December 31, 2016 included $10.4 million in fixed-rate securities. If management determines any impairment in any held to maturity security is “other-than-temporary,” a securities loss will be recognized as a charge to earnings. As of December 31, 2016, there were no other-than-temporary impairment charges.

We had no trading securities at December 31, 2016, 2015, or 2014.

A summary of the investment securities portfolio is as follows for the years ended December 31, 2016, 2015, and 2014.

	At December 31,
(Dollars in thousands)	2016	2015	2014
Federal agency securities	69,694	78,210	99,546
Obligations of states and political subdivisions	56,818	59,362	45,501
Residential mortgage-backed securities	280,642	239,888	178,227
Asset-backed securities	9,177	9,415	9,548
Other investments	20,330	25,253	32,771
Total investment securities	$436,661	$412,128	$365,593

Available for sale (fair value)	426,218	400,331	353,231
Held to maturity (amortized cost)	10,443	11,797	12,362
Total investment securities	$436,661	$412,128	$365,593

We do not have any material amounts of investment securities or other interest-earning assets, other than loans, that would have been classified as nonperforming if such assets were loans or which were recognized by management as potential problem assets based upon known information about possible credit problems of the borrower or issuer.

The following table shows the maturities, carrying value (amortized cost for investment securities being held to maturity or estimated fair value for investment securities available for sale), estimated fair market values, and average yields for our investment portfolio at December 31, 2016. Yields are not presented on a tax-equivalent basis. Maturities of mortgage-backed securities are based on expected maturities. Expected maturities differ from contractual maturities because borrowers of the underlying mortgages may have the right to call or prepay obligations with or without prepayment penalties. The securities of no single issuer (other than the United States or its agencies), or in the case of securities issued by state and political subdivisions, no source or group of sources of repayment, accounted for more than 10% of our shareholders’ equity at December 31, 2016.

			After One		After Five
	One Year		Year Through		Years Through		After		Total Investment
	or Less		Five Years		Ten Years		Ten Years		Securities
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Market	Yield
Held to Maturity:
Obligations of states and
political subdivisions	$-	-%	$9,298	4.02%	$1,145	3.07%	$-	-%	$10,443	$10,677	3.92%
Total Held to Maturity	$-	-%	$9,298	4.02%	$1,145	3.07%	$-	-%	$10,443	$10,677	3.92%
Available for Sale:
Federal agency securities	$2,371	1.90%	$36,759	1.73%	$5,141	1.77%	$25,420	1.44%	$69,691	$69,694	1.63%
Obligations of states and
political subdivisions	525	1.38	25,810	2.56	13,327	2.87	6,443	3.89	46,105	46,375	2.82
Residential mortgage-
backed securities	4,806	1.02	236,448	1.60	40,415	2.10	366	6.00	282,035	280,642	1.69
Asset-backed securities	-	-	-	-	7,616	1.43	1,649	1.58	9,265	9,177	1.46
Other securities	-	-	10,011	1.86	10,006	1.96	-	-	20,017	20,330	1.91
Total Available for Sale	$7,702	1.31%	$309,028	1.65%	$76,505	1.87%	$33,878	1.96%	$427,113	$426,218	1.72%

Total	$7,702		$318,326		$77,650		$33,878		$437,556	$436,895

Note:  Average yields for investments held for sale is based on amortized cost. Yields on tax-exempt securities are shown on a tax-equivalent basis.

Loan Portfolio

The following table presents the composition of the loan portfolio over the previous five years.

	At December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Real estate mortgage:
Commercial	$882,071	$938,462	$752,971	$752,279	$889,273
One-to-four family residential	199,123	161,958	77,531	83,988	75,835
Real estate construction:
Commercial	199,113	129,070	186,659	143,848	131,135
One-to-four family residential	20,946	21,337	10,464	4,646	3,656
Commercial	556,248	507,173	350,410	255,058	242,535
Installment and consumer:
Guaranteed student loans	-	-	37	4,394	4,680
Other	19,631	21,429	21,919	26,690	31,621
	1,877,132	1,779,429	1,399,991	1,270,903	1,378,735
Less: Allowance for loan losses	(27,546)	(26,106)	(28,452)	(36,663)	(46,718)
Total loans, net	$1,849,586	$1,753,323	$1,371,539	$1,234,240	$1,332,017

During the second quarter of 2014, we sold three bank branches in Kansas. The sold branches had combined total loans of $27.9 million. These transactions resulted in a net gain of $4.4 million, which is included under noninterest income in the gain on sale of bank branches, net  as a separate line item on the Consolidated Statements of Operations.

We have a strategic focus on providing loans and other services to healthcare and health professionals, businesses and their managers and owners, and commercial and commercial real estate borrowers. At December 31, 2016 and 2015, loans to individuals and businesses in the healthcare industry totaled $423.8 million, or 23%, and $425.7 million, or 24% of loans, respectively.

As of December 31, 2016 and 2015, included in commercial loans is approximately $48.6 million and $63.4 million in energy loans, respectively.

The overall increase in loans in 2016 was primarily due to the organic growth in each of our markets. The increase in loans in 2015 was due to the organic growth in each of our markets along with loans acquired with the acquisition of Bancshares.

The following table sets forth the remaining maturities for certain loan categories (including loans held for sale) at December 31, 2016. Real estate construction includes certain loans which will convert to permanent financing at the point when construction is completed; these loans are reported according to their final maturity.

		After One
	One Year	Year through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Real estate mortgage:
Commercial	$101,038	$475,457	$305,576	$882,071
One-to-four family residential	11,079	50,160	137,884	199,123
Real estate construction	64,417	126,602	29,040	220,059
Commercial	185,997	272,600	97,651	556,248
Installment and consumer:
Other	7,893	9,221	2,517	19,631
Total	$370,424	$934,040	$572,668	$1,877,132

Any floating rate loans that reached a contractual floor or ceiling level are treated as fixed rate rather than floating rate until the rate is again free to float. The following table sets forth at December 31, 2016 the dollar amount of all loans due more than one year after December 31, 2016.

(Dollars in thousands)	Fixed	Variable	Total
Real estate mortgage:
Commercial	$340,040	$440,993	$781,033
One-to-four family residential	109,794	78,250	188,044
Real estate construction	44,184	111,458	155,642
Commercial	143,450	226,801	370,251
Installment and consumer	6,160	5,578	11,738
Total	$643,628	$863,080	$1,506,708

Nonperforming Assets and Potential Problem Loans

The following table shows the amounts of nonperforming assets at the end of the periods indicated. Please see “Note 1:  Summary of Significant Accounting and Reporting Polices” in the Notes to the Consolidated Financial Statements for a description of our policy for placing loans on nonaccrual status. Nonperforming troubled debt restructurings are included in nonaccrual loans.

	At December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Nonaccrual loans:
Commercial real estate	$6,471	$3,543	$2,195	$7,766	$21,424
One-to-four family residential	2,766	1,729	1,100	513	615
Real estate construction	970	1,010	73	2,721	3,485
Commercial	5,949	13,491	5,907	8,769	13,085
Other consumer	111	85	1	50	90
Total nonaccrual loans	16,267	19,858	9,276	19,819	38,699

Past due 90 days or more:
Commercial real estate	-	449	-	-	-
One-to-four family residential	138	48	-	-	747
Commercial	193	-	137	50	2,471
Other consumer	12	3	-	3	72
Total past due 90 days or more	343	500	137	53	3,290
Total nonperforming loans	16,610	20,358	9,413	19,872	41,989
Other real estate	350	2,274	3,097	2,654	14,958
Total nonperforming assets	$16,960	$22,632	$12,510	$22,526	$56,947

Nonperforming assets to portfolio loans
and other real estate	0.91%	1.28%	0.89%	1.77%	4.18%
Nonperforming loans to portfolio loans	0.89	1.15	0.67	1.57	3.12
Allowance for loan losses to nonperforming loans	165.84	128.23	302.26	184.50	111.26
Government-guaranteed portion of nonperforming loans	$-	$-	$895	$875	$2,532

At December 31, 2016,  six credit relationships represented 77% of nonperforming loans and 74% of nonperforming assets, while at December 31, 2015, nine credit relationships represented 78% of nonperforming loans and 69% of nonperforming assets.

Nonperforming assets may fluctuate from period to period. The performance of any individual loan can be affected by external factors such as the interest rate environment, economic conditions, collateral values, or factors particular to the borrower. No assurance can be given that additional increases in nonaccrual loans will not occur in the future.

Performing loans considered potential problem loans, loans which are not included in the past due, nonaccrual, or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, amounted to approximately $44.0 million at December 31, 2016, compared to $39.2 million at December 31, 2015. Loans may be monitored by management and reported in potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms. These loans are subject to continued management attention and are considered by management in determining the level of the allowance for loan losses.

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

Allowance for Loan Losses

We make provisions for loan losses in amounts necessary to maintain the allowance for loan losses at the level we determine is appropriate. The amount of the allowance is based on careful, continuous review and evaluation of the loan portfolio and ongoing quarterly assessments of the probable losses inherent in the loan portfolio. The allowance for loan losses is determined in accordance with regulatory guidelines and GAAP. See “Allowance for Loan Losses” in “Note 1:  Summary of Significant Accounting and Reporting Policies” in the Notes to the Consolidated Financial Statements for a description of our allowance for loan losses methodology.

Based upon this methodology, management established an allowance of $27.5 million, or 1.47% of total portfolio loans, at December 31, 2016, compared to an allowance of $26.1 million, or 1.47% of total portfolio loans, at December 31, 2015. This represents an increase in the allowance of $1.4 million, or 5%.

Changes in the amount of the allowance resulted from the application of the methodology, which is designed to estimate inherent losses on total portfolio loans, including nonperforming loans. At December 31, 2016, the allowance on the $16.3 million in nonaccrual loans was $3.7 million (13%), compared with an allowance on the $19.9 million in nonaccrual loans at December 31, 2015 of $2.5 million (13%), representing an increase in the allowance of $1.2 million. The increase in the allowance for nonaccrual loans was primarily the result of the downgrade of one commercial real estate credit. At December 31, 2016, the allowance on the $1.2 million performing troubled debt restructured loans was $0, compared with an allowance on $20.2 million in performing troubled debt restructured loans of $1.6 million at December 31, 2015, representing a decrease in the allowance of $1.6 million. The decrease in performing troubled debt restructured loan balances and the related allowance was primarily due to the payoff of one commercial real estate credit and the renewal and upgrade of a commercial real estate credit that is no longer considered a troubled debt restructured loan.

Excluding the impaired loans mentioned above, at December 31, 2016, the allowance for the remaining other loans was $23.9 million (1.3%), compared to $22.0 million (1.2%) at December 31, 2015, creating an increase in the allowance of $1.9 million. The allowance related to the remaining other loans reflects the consideration of the increase in loan volume, portfolio loss trends and qualitative factors, including management’s assessment of economic risk, asset quality trends, levels of potential problem loans, and loan concentrations in commercial real estate mortgage and construction loans. Based on its analysis management believes the amount of the allowance is appropriate.

At December 31, 2016, the allowance for loan losses was 165.84% of nonperforming loans, compared to 128.23% of nonperforming loans at December 31, 2015. Nonaccrual loans, which comprise the majority of nonperforming loans, were $16.3 million as of December 31, 2016, a decrease of $3.6 million, or 18%, from December 31, 2015. Nonaccrual loans at December 31, 2016 were comprised of 44 relationships and were primarily concentrated in commercial loans (37%), commercial real estate loans (40%), and one-to-four family residential (17%) loans. All nonaccrual loans are considered impaired and are carried at their estimated collectible amounts.

The following table presents a five-year history of the allocation of the allowance for loan losses along with the percentage of total loans in each category.

	At December 31,
(Dollars in thousands)	2016		2015		2014		2013		2012
Real estate mortgage:
Commercial	$12,507	47%	$12,716	53%	$13,678	53%	$18,854	59%	$27,223	64%
One-to-four family
residential	1,163	11	700	9	712	6	850	7	861	6
Real estate construction	3,502	11	2,533	8	4,159	14	5,523	11	5,271	10
Commercial	10,058	30	9,965	29	9,614	25	10,985	20	12,604	18
Other	316	1	192	1	289	2	451	3	759	2
Total	$27,546	100%	$26,106	100%	$28,452	100%	$36,663	100%	$46,718	100%

The following table analyzes our allowance for loan losses for the periods indicated.

	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Balance at beginning of period	$26,106	$28,452	$36,663	$46,718	$44,684

Loans charged-off:
Commercial real estate	193	489	1,400	806	2,167
One-to-four family residential	134	20	289	578	269
Real estate construction	-	21	655	(246)	-
Commercial	6,148	628	4,014	8,599	4,455
Other consumer	522	193	558	267	649
Total charge-offs	6,997	1,351	6,916	10,004	7,540

Recoveries:
Commercial real estate	400	282	3,733	171	58
One-to-four family residential	77	558	213	252	271
Real estate construction	-	47	-	4,527	1,972
Commercial	3,079	1,479	1,119	2,049	3,671
Other consumer	112	205	264	159	495
Total recoveries	3,668	2,571	5,329	7,158	6,467

Net loans charged-off (recovered)	3,329	(1,220)	1,587	2,846	1,073
Provision (credit) for loan losses	4,769	(3,566)	(6,624)	(7,209)	3,107
Balance at end of period	$27,546	$26,106	$28,452	$36,663	$46,718

Portfolio loans:
End of period balance	$1,872,746	$1,771,976	$1,398,506	$1,267,843	$1,347,053
Average balance	1,822,288	1,519,730	1,334,323	1,315,001	1,567,318
Ratio of allowance for loan losses to
portfolio loans at end of period	1.47%	1.47%	2.03%	2.89%	3.47%
Ratio of net charge-offs (recoveries) to average
portfolio loans during the period	0.18%	(0.08)%	0.12%	0.22%	0.07%

Short-term Borrowings

Our primary source of short-term borrowings is Federal Home Loan Bank (“FHLB”) advances. For additional information regarding our short-term and other borrowings, please see “Note 10:  Borrowed Funds” in the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of business, we make use of a number of different financial instruments to help meet the financial needs of our customers. In accordance with GAAP, the full notional amounts of these transactions are not recorded in the accompanying consolidated financial statements and are referred to as off-balance sheet instruments. These transactions and activities include commitments to extend lines of commercial and real estate mortgage credit and standby and commercial letters of credit and are discussed further in “Note 19:  Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contractual Obligations” in the Notes to the Consolidated Financial Statements.

We have various contractual obligations that require future cash payment. The following table presents, as of December 31, 2016, significant fixed and determinable contractual obligations to third parties by payment date. At December 31, 2016,  the notional or principal amount of such obligations are reflected on the Consolidated Statements of Financial Condition, with the exception of operating leases.

	Payments Due by Period
	Less than	1-3	3-5	Over
(Dollars in thousands)	1 Year	Years	Years	5 Years	Total
Deposits without stated maturity: (1)
Noninterest bearing	$551,709	$-	$-	$-	$551,709
Interest bearing	776,124	-	-	-	776,124
Time deposits (2)	465,500	140,423	15,704	29	621,656
Other borrowings (2)	184,535	-	-	-	184,535
Subordinated debentures (2)	1,806	3,612	3,612	67,404	76,434
Operating leases	2,723	4,368	3,349	2,822	13,262
Total	$1,982,397	$148,403	$22,665	$70,255	$2,223,720

 (1)  Excludes Interest.

(2)  Includes interest. Interest on variable rate obligations is shown at rates in effect at December 31, 2016. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

For additional information regarding contractual obligations, please see “Quantitative and Qualitative Disclosures about Market Risk” on page 49 and in the Notes to the Consolidated Financial Statements in this report, “Note 6:  Premises and Equipment,” “Note 9:  Deposits,” “Note 10:  Borrowed Funds,” “Note 11:  Trust Preferred Securities and Subordinated Debentures,” and “Note 19: Off-Balance-Sheet Arrangements, Commitments, Guarantees and Contingencies.”

Capital Resources

At December 31, 2016, total shareholders’ equity was $286.6 million, compared to $296.1 million at December 31, 2015, a decrease of $9.5 million. The decrease was primarily due to the $22.7 million of treasury stock purchases and $6.0 million in common stock dividends paid, offset in part by an increase in net common stock issued under employee plans and related tax expense of $1.2 million, an increase of $0.4 million in other comprehensive income, net of tax, and net income of $17.7 million. Net unrealized losses on available for sale investment securities and derivative instruments (net of tax) decreased to ($0.9) million at December 31, 2016, from $(1.3) million at December 31, 2015.

At December 31, 2015, total shareholders’ equity was $296.1 million, compared to $270.8 million at December 31, 2014, an increase of $25.3 million. The increase was primarily due to the $21.4 million of new stock issued related to the acquisition of Bancshares and $17.4 million of income, offset in part by a decrease in other comprehensive income (loss) of ($0.9) million, offset in part by $8.6 million in treasury stock purchases for the year and $4.6 million in common stock dividends paid. Net unrealized losses on available for sale investment securities and derivative instruments (net of tax) increased to ($1.3) million at December 31, 2015, from $(0.4) million at December 31, 2014.

On August 14, 2014, the Board authorized the repurchase of up to 5%, or 990,000 shares, of our common stock, pursuant to a share repurchase program which expired on August 14, 2015. On February 24, 2015, the Board authorized a second consecutive share repurchase program of up to 5.0%, or 950,000 shares, of our common stock, which became effective upon the expiration of the first program on August 14, 2015. On February 23, 2016, the Board authorized a third share repurchase program which became effective on March 11, 2016, authorizing the repurchase of up to another 5.0%, or approximately 960,000 shares, of our common stock. On May 26, 2016, the Board authorized a fourth share repurchase program, authorizing the repurchase of up to another 5%, or approximately 921,000 shares, of our common stock effective February 23, 2017, which was the original expiration date of the third stock repurchase program. During 2016, we repurchased 1,398,026 shares for a total of $22.1 million, and since August 2014, we have repurchased a total of 2,519,584 shares for a total of $40.8 million. Our ability to repurchase our common stock is limited during the time that the Merger is pending.

Bank holding companies are required to maintain capital ratios in accordance with guidelines adopted by the Federal Reserve Board. The guidelines are commonly known as Risk-Based Capital Guidelines. On December 31, 2016, we exceeded all applicable capital requirements, having a total risk-based capital ratio of 15.66%, a Tier 1 risk-based capital ratio of 14.40%, a Tier 1 leverage ratio of 13.02%, and a CET1 risk-based capital ratio of 12.36%. Banking subsidiaries are also required to maintain capital ratios in accordance with guidelines adopted by their primary regulators. The general regulatory minimums to be well-capitalized are a total capital to risk weighted assets ratio of 10.00%, a Tier I risk-based capital ratio of 8.00%, CET1 risk-based capital ratio of 6.5%, and a Tier 1 leverage ratio of 5.00%. As of December 31, 2016, we and Bank SNB each met the criteria for classification as a “well-capitalized” institution under the prompt corrective action rules promulgated under the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of us or Bank SNB by Federal bank regulators. See “Dividend Restrictions”  on page 47 of this report.

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

The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2016:

(Dollars in thousands)	Amount
Three months or less (1)	$105,567
Over three through six months (1)	38,538
Over six through 12 months (1)	128,457
Over 12 months	87,745
Total	$360,307
(1)	The amount of certificates of deposits of $100,000 and more that matures within 12 months is $272.6 million.

The following table illustrates, during the years presented, the mix of our funding sources and the assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $2.4 billion in 2016, $2.1 billion in 2015, and $1.9 billion in 2014.

	Percentage of Total Average Assets
	2016	2015
Sources of Funds:
Deposits:
Noninterest-bearing demand	23.08%	25.20%
Interest-bearing demand and money market accounts	29.37	30.49
Time and savings deposits	27.08	24.47
Other borrowings	5.97	3.49
Subordinated debentures	1.95	2.29
Other liabilities	0.63	0.63
Equity capital	11.92	13.43
Total	100.00%	100.00%

Uses of Funds:
Loans	75.84%	73.07%
Investment securities	17.67	18.50
Other interest-earning assets	2.07	5.12
Noninterest-earning assets	4.42	3.31
Total	100.00%	100.00%

Sources and uses of cash are presented in the Consolidated Statements of Cash Flows on page 56 of this report. Total cash and cash equivalents decreased by $2.4 million to $75.7 million in 2016 from $78.1 million at year-end 2015. This decrease was the net result of cash used in investing activities of $131.5 million, primarily from purchases of available for sale securities  and loans originated, net of principal payments, offset by cash provided by operating activities of $27.0 million and cash provided by financing activities of $102.0 million, primarily from increased deposits and other borrowings.

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

Our methodology for assessing the appropriateness of the allowance is in accordance with regulatory guidelines and GAAP, as described in “Provision for Loan Losses” on page 35 and in “Note 1:  Summary of Significant Accounting and Reporting Policies” in the Notes to the Consolidated Financial Statements.

Goodwill and Other Intangible Assets – Goodwill and other intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate impairment. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of our reporting units compared with its carrying value. We define reporting units as a level below each of its operating segments for which there is discrete financial information that is regularly reviewed. As of December 31, 2016, we have eight reporting units. If the carrying value exceeds the fair value of a reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment.

Other identifiable intangible assets are amortized on an accelerated basis over the years expected to be benefited, which we believe are up to ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their carrying value may not be recoverable based on a comparison to fair value. See “Note 7: Goodwill and Other Intangible Assets” in the Notes to the Consolidated Financial Statements for further information.

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

Income tax expense or benefit is estimated based on amounts expected to be owed to the various tax jurisdictions in which we conduct business. On a quarterly basis, management assesses the reasonableness of our effective tax rate based upon the current estimate of the amount and components of net income, tax credits and the applicable statutory tax rates expected for the full year. The tax expense or benefit is allocated among continuing operations and other comprehensive income (loss), as applicable. See “Note 13:  Taxes on Income” in the Notes to the Consolidated Financial Statements for further information.

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

The following table shows our interest rate sensitivity gaps for selected maturity or repricing periods at December 31, 2016:

	0 to 3	4 to 12	Over 1 to	Over
(Dollars in thousands)	Months	Months	5 Years	5 Years	Total
Rate-sensitive assets:
Total loans	$974,027	$134,152	$517,416	$251,537	$1,877,132
Investment securities	-	2,902	91,259	342,500	436,661
Other investments at costs	14,627	-	-	-	14,627
Due from banks	38,819	-	-	-	38,819
Total	1,027,473	137,054	608,675	594,037	2,367,239

Rate-sensitive liabilities:
Money market deposit accounts	567,058	-	-	-	567,058
Time deposits	155,341	308,424	152,896	1,524	618,185
Savings accounts	56,410	-	-	-	56,410
Interest-bearing demand	152,656	-	-	-	152,656
Other borrowings	158,814	25,000	-	-	183,814
Subordinated debentures (1)	46,393	-	-	-	46,393
Total	1,136,672	333,424	152,896	1,524	1,624,516

Interest sensitivity gap	$(109,199)	$(196,370)	$455,779	$592,513	$742,723

Cumulative interest sensitivity gap	$(109,199)	$(305,569)	$150,210	$742,723	$742,723
Percentage of rate-sensitive assets
to rate-sensitive liabilities	90.39%	41.11%	398.10%	38,978.81%	145.72%
Percentage of cumulative gap to
total assets	(4.41)%	(12.34)%	6.07%	30.00%	30.00%

 (1) The SBI Capital Trust II preferred securities have an associated interest rate swap contract in the amount of $25 million with a  fixed interest rate of 6.15%. The swap is a hedging instrument that in essence establishes a fixed interest rate until the contract expires on April 7, 2018.  Please see “Note 12:   Derivative Instruments” in the Notes to the Consolidated Financial Statements.

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

Estimated Change in Net Interest Income

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

December 31, 2016	17.41%	10.98%	4.32%
December 31, 2015	15.27%	9.43%	3.41%

When compared to December 31, 2015, net interest income improved in each of the three interest rate scenarios. The measured changes in net interest income for all scenarios are in compliance with the established policy limits.

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

Estimated Change in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bp	+200 bp	+100 bp

December 31, 2016	4.07%	2.80%	1.43%
December 31, 2015	7.37%	4.35%	0.98%

As of December 31, 2016, the economic value of equity measure increased in one of the three interest rate scenarios when compared to December 31, 2015. The measured changes in economic value of equity for all scenarios are in compliance with the established policy limits.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders

Southwest Bancorp, Inc.

Stillwater, Oklahoma

We have audited the accompanying consolidated statements of financial condition of Southwest Bancorp, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Southwest Bancorp, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of PCAOB, the Company’s internal control over financial reporting as of December 31, 2016,  based on criteria established in Internal Control – Integrated Framework (2013 edition), issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD LLP

Oklahoma City, Oklahoma

March 9, 2017

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

The Board of Directors and Shareholders of Southwest Bancorp, Inc.

We have audited the accompanying Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity, and Cash Flows of Southwest Bancorp, Inc. (the Company) for the year ended December 31, 2014. These statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion, the statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Southwest Bancorp, Inc. for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

Tulsa, Oklahoma

March 10, 2015

SOUTHWEST BANCORP, INC.

Consolidated Statements of Financial Condition

	At December 31,
(Dollars in thousands)	2016	2015
Assets:
Cash and due from banks	$36,831	$24,971
Interest-bearing deposits	38,819	53,158
Cash and cash equivalents	75,650	78,129
Securities held to maturity (fair values of $10,677 and $12,282, respectively)	10,443	11,797
Securities available for sale (amortized cost of $427,113 and $401,136, respectively)	426,218	400,331
Loans held for sale	4,386	7,453
Loans receivable	1,872,746	1,771,976
Less: Allowance for loan losses	(27,546)	(26,106)
Net loans receivable	1,845,200	1,745,870
Accrued interest receivable	6,194	5,767
Non-hedge derivative asset	1,235	1,793
Premises and equipment, net	22,808	23,819
Other real estate	350	2,274
Goodwill	13,545	13,467
Other intangible assets, net	5,790	6,615
Bank owned life insurance	28,575	27,676
Other assets	34,998	32,031
Total assets	$2,475,392	$2,357,022

Liabilities:
Deposits:
Noninterest-bearing demand	$551,709	$596,494
Interest-bearing demand	152,656	151,015
Money market accounts	567,058	534,357
Savings accounts	56,410	56,333
Time deposits of $100,000 or more	360,307	311,538
Other time deposits	257,878	234,368
Total deposits	1,946,018	1,884,105
Accrued interest payable	1,132	867
Non-hedge derivative liability	1,235	1,793
Other liabilities	10,171	11,684
Other borrowings	183,814	110,927
Subordinated debentures	46,393	51,548
Total liabilities	2,188,763	2,060,924
Shareholders' equity:
Common stock - $1 par value; 40,000,000 shares authorized;
21,230,714 and 21,138,028 shares issued, respectively	21,231	21,138
Additional paid-in capital	123,112	121,966
Retained earnings	184,840	173,210
Accumulated other comprehensive loss	(907)	(1,290)
Treasury stock, at cost, 2,555,987 and 1,131,226 shares, respectively	(41,647)	(18,926)
Total shareholders' equity	286,629	296,098
Total liabilities and shareholders' equity	$2,475,392	$2,357,022

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Consolidated Statements of Operations

	For the year ended December 31,
(Dollars in thousands, except earnings per share data)	2016	2015	2014
Interest income:
Interest and fees on loans	$81,527	$67,644	$64,224
Investment securities:
U.S. Government and agency obligations	1,104	1,186	1,490
Mortgage-backed securities	3,845	3,326	3,459
State and political subdivisions	1,383	1,212	1,171
Other securities	1,075	835	1,026
Other interest-earning assets	206	280	422
Total interest income	89,140	74,483	71,792

Interest expense:
Interest-bearing demand	243	153	146
Money market accounts	1,391	830	620
Savings accounts	74	44	38
Time deposits of $100,000 or more	2,031	910	1,428
Other time deposits	2,229	1,861	1,423
Other borrowings	1,379	984	900
Subordinated debentures	2,350	2,284	2,233
Total interest expense	9,697	7,066	6,788

Net interest income	79,443	67,417	65,004

Provision (credit) for loan losses	4,769	(3,566)	(6,624)
Net interest income after provision (credit) for loan losses	74,674	70,983	71,628

Noninterest income:
Service charges and fees	10,558	9,995	10,222
Other noninterest income	2,561	2,121	898
Gain on sale of bank branches, net	-	-	4,378
Gain on sales of mortgage loans, net	2,672	2,179	1,549
Gain on sales/calls of investment securities, net	294	162	1,884
Total noninterest income	16,085	14,457	18,931

Noninterest expense:
Salaries and employee benefits	37,724	34,850	31,830
Occupancy	11,059	9,359	9,193
Data processing	1,886	2,178	1,776
FDIC and other insurance	1,376	1,353	1,305
Other real estate, net	(222)	161	594
Provision (credit) for unfunded loan commitments	130	(255)	(380)
General and administrative	11,293	10,594	12,594
Total noninterest expense	63,246	58,240	56,912
Income before taxes	27,513	27,200	33,647
Taxes on income	9,809	9,793	12,617
Net income	$17,704	$17,407	$21,030
Net income available to common shareholders	$17,704	$17,407	$21,030

Basic earnings per common share	$0.93	$0.90	$1.07
Diluted earnings per common share	0.92	0.90	1.06
Common dividends declared per share	0.32	0.24	0.16

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Consolidated Statements of Comprehensive Income

	For the year ended December 31,
(Dollars in thousands)	2016	2015	2014

Net income	$17,704	$17,407	$21,030

Other comprehensive income:
Unrealized gain (loss) on available for sale securities	204	(1,599)	5,784
Reclassification adjustment for net gains arising during the period	(294)	(162)	(1,884)
Change in fair value of derivative used for cash flow hedge	715	216	381
Other comprehensive income (loss), before tax	625	(1,545)	4,281
Tax (expense) benefit related to items of other comprehensive
income (loss)	(242)	650	(1,665)
Other comprehensive income (loss), net of tax	383	(895)	2,616
Comprehensive income	$18,087	$16,512	$23,646

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Consolidated Statements of Cash Flows

	For the year ended December 31,
(Dollars in thousands)	2016	2015	2014
Operating activities:
Net income	$17,704	$17,407	$21,030
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	4,769	(3,566)	(6,624)
Adjustments to other real estate	-	63	576
Deferred tax expense	556	2,116	9,180
Asset depreciation	2,814	2,468	2,829
Securities premium amortization, net of discount accretion	3,724	2,658	2,624
Amortization of intangibles	1,901	1,085	780
Restricted stock amortization expense	769	1,139	210
Net gain on sales/calls of investment securities	(294)	(162)	(1,884)
Net gain on sales of mortgage loans	(2,672)	(2,179)	(1,549)
Net (gain) loss on sales of premises/equipment	99	(16)	19
Net (gain) loss on sales of other real estate	(275)	123	(200)
Net gain from sale of bank branches	-	-	(4,378)
Bank owned life insurance	(899)	(523)	-
Proceeds from sales of held for sale loans	126,459	105,648	83,258
Held for sale loans originated for resale	(120,909)	(110,161)	(75,887)
Net changes in assets and liabilities:
Accrued interest receivable	(427)	(254)	311
Other assets	(5,130)	(1,886)	(4,152)
Excess tax expense from share-based payment arrangements	-	-	(2)
Accrued interest payable	265	57	(76)
Other liabilities	(1,473)	915	638
Net cash provided by operating activities	26,981	14,932	26,703
Investing activities:
Proceeds from sales of available for sale securities	43,593	-	1,419
Proceeds from principal repayments, calls and maturities:
Held to maturity securities	1,650	2,060	2,250
Available for sale securities	86,691	98,904	79,282
Redemptions of other investments	-	-	696
Purchases of held to maturity securities	(444)	(1,629)	(1,725)
Purchases of available for sale securities	(159,542)	(115,710)	(51,344)
Purchases of bank owned life insurance	-	(20,000)	-
Loans originated, net of principal repayments	(104,262)	(169,426)	(166,971)
Cash outflows from sale of bank branches, net	-	-	(94,806)
Cash received in business combinations, net of cash paid	-	12,284	-
Purchases of premises and equipment	(2,078)	(2,177)	(2,096)
Proceeds from sales of premises and equipment	176	76	99
Proceeds from sales of other real estate	2,681	1,185	1,401
Net cash used in investing activities	(131,535)	(194,433)	(231,795)
Financing activities:
Net increase in deposits	61,913	104,876	80,488
Net increase (decrease) in other borrowings	72,887	24,367	(1,253)
Net proceeds from issuance of common stock	1,239	682	385
Purchases of treasury stock	(22,721)	(8,624)	(10,302)
Redemption of trust preferred securities	(5,155)	-	-
Excess tax expense from share-based payment arrangements	-	-	2
Common stock dividends paid	(6,088)	(4,607)	(3,131)
Net cash provided by financing activities	102,075	116,694	66,189
Net decrease in cash and cash equivalents	(2,479)	(62,807)	(138,903)
Cash and cash equivalents:
Beginning of period	78,129	140,936	279,839
End of period	$75,650	$78,129	$140,936
The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Consolidated Statements of Shareholders’ Equity

					Accumulated		Total
			Additional		Other		Share-
(Dollars in thousands,	Common Stock		Paid-in	Retained	Comprehensive	Treasury	holders'
except per share data)	Shares	Amount	Capital	Earnings	Income Gain/(Loss)	Stock	Equity
Balance, December 31, 2013	19,732,926	$19,733	$99,937	$142,528	$(3,011)	$-	$259,187
Dividends declared:
Common, $0.16 per share,	-	-	-	(3,131)	-	-	(3,131)
Net common stock issued under employee
plans and related tax expense	77,951	78	1,308	-	-	-	1,386
Other comprehensive income,
net of tax	-	-	-	-	2,616	-	2,616
Treasury shares purchased	(617,818)	-	-	-	-	(10,302)	(10,302)
Net income	-	-	-	21,030	-	-	21,030
Balance, December 31, 2014	19,193,059	$19,811	$101,245	$160,427	$(395)	$(10,302)	$270,786
Dividends declared:
Common, $0.24 per share,	-	-	-	(4,624)	-	-	(4,624)
Stock issued for Bancshares acquisition	1,213,985	1,214	20,152	-	-	-	21,366
Net common stock issued under employee
plans and related tax expense	113,166	113	569	-	-	-	682
Other comprehensive loss,
net of tax	-	-	-	-	(895)	-	(895)
Treasury shares purchased	(513,408)	-	-	-	-	(8,624)	(8,624)
Net income	-	-	-	17,407	-	-	17,407
Balance, December 31, 2015	20,006,802	$21,138	$121,966	$173,210	$(1,290)	$(18,926)	$296,098
Dividends declared:
Common, $0.32 per share,	-	-	-	(6,074)	-	-	(6,074)
Net common stock issued under employee
plans and related tax expense	92,686	93	1,146	-	-	-	1,239
Other comprehensive income,
net of tax	-	-	-	-	383	-	383
Treasury shares purchased	(1,424,761)	-	-	-	-	(22,721)	(22,721)
Net income	-	-	-	17,704	-	-	17,704
Balance, December 31, 2016	18,674,727	$21,231	$123,112	$184,840	$(907)	$(41,647)	$286,629

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2016, 2015 and 2014

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

On October 9, 2015, we completed the acquisition of Bancshares through the merger of Bancshares with and into us. The Bancshares Merger was consummated pursuant to the Bancshares Merger Agreement dated as of May 27, 2015. The Bancshares Merger expanded our presence in the Oklahoma City metro area with five additional banking centers, increasing our total to ten. It also expanded our geographic footprint to Colorado with three full-service banking centers and one loan production office in Denver.

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

Cash and Cash Equivalents – For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from depository institutions, and federal funds sold. Interest-bearing balances held at depository institutions were $38.8 million at December 31, 2016 and $53.2 million at December 31, 2015. Federal funds sold are sold for one-to-four day periods.

Cash paid for interest totaled $9.7 million in 2016, $7.0 million in 2015, and $6.9 million in 2014. Cash paid for income taxes totaled  $9.4 million in 2016, $7.1 million in 2015, and $4.0 million in 2014. Noncash transactions included stock issued for the acquisition of Bancshares of $21.4 million in 2015 and transfer of loans to other real estate totaling $0.5 million in 2016 and $0.3 million in 2015 and $2.2 million in 2014.

Bank SNB is required by the FRB to maintain average reserve balances. Cash and cash equivalents in the Consolidated Statements of Financial Condition include restricted amounts of $1.0 million and $7.0 million at December 31, 2016 and December 31, 2015, respectively.

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

Loans – Interest on loans is accrued and credited to operations based upon the principal amount outstanding. Loan origination fees and certain costs of originated loans are amortized as an adjustment to the yield over the term of the loan. Net unamortized deferred loan fees were  $2.5 million at December 31, 2016 and $1.5 million at 2015. Loans are reported at the principal balance outstanding net of the unamortized deferred loan fees.

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

The reserve for unfunded loan commitments is a liability on our Consolidated Statements of Financial Condition in other liabilities. The reserve is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. At December 31, 2016 and 2015, the balances were  $2.5 million and $2.4 million, respectively.

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

Other Real Estate – Assets acquired through or instead of loan foreclosure are considered other real estate. Other real estate is initially recorded at the lesser of the carrying value or fair value less the estimated costs to sell the asset. Write-downs of carrying value required at the time of foreclosure are recorded as a charge to the allowance for loan losses. Costs related to the development of such real estate are capitalized, and costs related to holding the property are expensed. Foreclosed property is subject to periodic revaluation based upon estimates of fair value. In determining the valuation of other real estate, management obtains independent appraisals for significant properties. Valuation adjustments are provided, as necessary, by charges to operations. Profits and losses from operations or sales of foreclosed property are recognized as incurred. At December 31, 2016 and 2015, the balances of other real estate were $0.4  million and $2.3 million, respectively.

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

When real estate mortgage loans and other loans are sold with servicing retained, an intangible servicing right is initially capitalized based on estimated fair value at the point of origination with the income statement effect recorded in gains on sales of loans. The servicing rights are amortized over the period of estimated net servicing income. Impairment of loan servicing rights is assessed based on the fair value of those rights. We review the carrying value of loan servicing rights quarterly for impairment. At least annually, we obtain estimates of fair value from outside sources to corroborate the results of the valuation model. At December 31, 2016 and 2015, the fair values of loan servicing rights were $4.2 million and $3.7 million, respectively.

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

Earnings per Common Share –  ASC 260,  Earnings Per Share, provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We have determined that our unvested restricted stock awards are participating securities. Accordingly, earnings per common share is computed using the two-class method prescribed by ASC 260. Using this method, basic earnings per common share is computed based upon net income available to common shareholders divided by the weighted average number of common shares outstanding during each period, which exclude the outstanding unvested restricted stock. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic earnings per common share computation plus the dilutive effect of restricted stock awards using the treasury stock method. Restricted stock awards, where the exercise price was greater than the average market price of common shares, were not included in the computation of earnings per diluted share as they would have been anti-dilutive. At December 31, 2016 and 2015, there were 6,573 and 38,145 anti-dilutive restricted stock awards outstanding, respectively.

A reconciliation of the weighted-average common shares used in the calculations of basic and diluted earnings per common share for the reported periods is provided at “Note 15:  Earnings per Common Share” on page 86.

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

Simmons First National Corporation (Pending Merger) – On December 14, 2016, we entered into a Merger Agreement with Simmons, an Arkansas corporation, pursuant to which, and subject to its terms and conditions, Simmons will acquire all of our outstanding capital stock for $95.0 million in cash and 7,250,000 shares of Simmons’s common stock, representing an aggregate Merger consideration of approximately $564.4 million (based on Simmons’ common stock closing price as of December 13, 2016), subject to potential adjustments.

Simmons conducts banking operations through 150 financial centers located in communities throughout Arkansas, Kansas, Missouri and Tennessee. As of December 31, 2016, Simmons had $8.4 billion in total assets, $5.6 billion in loans and $6.7 billion in deposits. The completion of the Merger is subject to, among other things, regulatory and shareholder approval and other customary closing conditions.

Note 2:  Acquisitions

On October 9, 2015, we completed the acquisition of Bancshares, through the merger of Bancshares with and into us. The Bancshares Merger was consummated pursuant to the Bancshares Merger Agreement dated as of May 27, 2015. The Bancshares Merger expanded our presence in the Oklahoma City metro area with five additional banking centers, increasing our total to ten. It also expanded our geographic footprint to Colorado with three full-service banking centers and one loan production office in Denver.

Under the terms of the Bancshares Merger Agreement, at the effective time of the Bancshares Merger, all outstanding shares of Bancshares common stock were converted into the right to receive an aggregate merger consideration of $41.8 million, 51% paid in shares of our common stock, representing an aggregate 1,213,985 shares of our common stock, plus cash in lieu of any fractional shares, and 49% paid in cash in an aggregate amount equal to $20.4 million.

The Bancshares Merger added  $301.5 million in assets, $202.4 million in loans, $245.2 million in deposits, $12.3 million in goodwill, and $2.7 million in core deposit intangible.

In connection with the Bancshares Merger, First Commercial Bank was merged with and into Bank SNB, with Bank SNB the surviving bank, and all systems, products, and services were successfully integrated to our platform.

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

(1)  Subsequent to the Bancshares Merger date, activity related to Bancshares contributed pre-tax revenues of $2.9 million and incurred pre-tax expenses of $1.2 million, resulting in $1.1 million total contribution to our net income. We incurred pre-tax non-recurring expenses totaling $1.9 million, including: $0.5 million in personnel related expenses, $0.4 million in data processing expenses, $0.5 million in legal, accounting and investment banker expenses, and $0.5 million in marketing and other expenses.

(2) The 2015 pro forma non-interest expense is adjusted to exclude $2.5 million of pre-tax non-recurring expenses incurred by Bancshares prior to the Bancshares Merger date attributed to the following: $0.7 million in employee related expenses, $0.4 million in legal expenses, and $1.4 million to discount a loan pursuant to a provision of the Bancshares Merger Agreement.

Acquired Loans.  Changes in the carrying amounts and accretable yields for all ASC 310.30 loans were as follows for the year ended December 31, 2016 and 2015.

	For the year ended December 31,
	2016		2015
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$807	$7,914	$540	$4,971
Acquisition	-	-	(11)	4,396
Payments received	-	(2,964)	1	(1,814)
Transfers to other real estate / repossessed assets	-	-	541	-
Net charge-offs	(11)	(318)	-	(81)
Net reclassifications to / from nonaccretable amount	-	-	240	-
Accretion	(166)	-	(504)	442
Balance at end of period	$630	$4,632	$807	$7,914

Note 3:  Disposals

During the second quarter of 2014, we sold a banking center in Overland Park, Kansas, to Fidelity Bank in Wichita, Kansas, and banking centers in Anthony and Harper, Kansas, to BancCentral, National Association, in Alva, Oklahoma. The sold banking centers had combined total deposits of $130.6 million and loans of $27.9 million.

These transactions resulted in a net gain of $4.4 million, which is included under noninterest income in the gain on sale of bank branches, net  as a separate line item on the Consolidated Statements of Operations.

During 2016, we closed a banking center in Colorado Springs, Colorado, a banking center in Fort Worth, Texas, and a banking center in Frisco, Texas. We incurred $0.4 million in restructuring charges due to the banking center closures.

Note 4:  Investment Securities

A summary of the amortized cost and fair values of investment securities follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At December 31, 2016
Held to Maturity:
Obligations of state and political subdivisions	$10,443	$242	$(8)	$10,677
Total	$10,443	$242	$(8)	$10,677

Available for Sale:
Federal agency securities	$69,691	$201	$(198)	$69,694
Obligations of state and political subdivisions	46,105	461	(191)	46,375
Residential mortgage-backed securities	282,035	573	(1,966)	280,642
Asset-backed securities	9,265	-	(88)	9,177
Corporate debt	20,017	385	(72)	20,330
Total	$427,113	$1,620	$(2,515)	$426,218

At December 31, 2015
Held to Maturity:
Obligations of state and political subdivisions	$11,797	$488	$(3)	$12,282
Total	$11,797	$488	$(3)	$12,282

Available for Sale:
Federal agency securities	$78,363	$220	$(373)	$78,210
Obligations of state and political subdivisions	47,079	620	(134)	47,565
Residential mortgage-backed securities	240,804	936	(1,852)	239,888
Asset-backed securities	9,639	-	(224)	9,415
Corporate debt	25,251	148	(146)	25,253
Total	$401,136	$1,924	$(2,729)	$400,331

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association.

Securities with limited marketability, such as FRB stock, FHLB stock, and certain other investments, are carried at cost and included in other assets on our Consolidated Statements of Financial Condition. Total investments carried at cost were $14.6 million and  $10.4 million at December 31, 2016 and 2015, respectively. There are no identified events or changes in circumstances that may have a significant adverse effect on the investments carried at cost.

A comparison of the amortized cost and approximate fair value of our investment securities by maturity date at December 31, 2016 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
One year or less	$7,702	$7,747	$-	$-
More than one year through five years	309,028	308,505	9,298	9,535
More than five years through ten years	76,505	75,976	1,145	1,142
More than ten years	33,878	33,990	-	-
Total	$427,113	$426,218	$10,443	$10,677

The foregoing analysis assumes that our residential mortgage-backed securities mature during the period in which they are estimated to prepay. No other prepayment or repricing assumptions have been applied to our investment securities for this analysis.

Gain or loss on sale of investments is based upon the specific identification method. Sales of securities available for sale are as follows:

(Dollars in thousands)	2016	2015	2014
Proceeds from sales	$43,593	$162	$2,545
Gross realized gains	348	162	1,120
Gross realized losses	(54)	-	-

The following table shows securities with gross unrealized losses and their fair values by the length of time that the individual securities had been in a continuous unrealized loss position at December 31, 2016 and 2015. Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
		Amortized cost of	Loss Existing for:		Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses
At December 31, 2016
Held to Maturity:
Obligations of state and political subdivisions	7	$1,987	$(8)	$-	$1,979
	7	$1,987	$(8)	$-	$1,979

Available for Sale:
Federal agency securities	13	$34,734	$(111)	$(87)	$34,536
Obligations of state and political subdivisions	36	18,283	(145)	(46)	18,092
Residential mortgage-backed securities	89	225,986	(1,618)	(348)	224,020
Asset-backed securities	3	9,265	-	(88)	9,177
Other Securities	2	5,005	-	(72)	4,933
Total	143	$293,273	$(1,874)	$(641)	$290,758

At December 31, 2015
Held to Maturity:
Obligations of state and political subdivisions	1	$1,677	$-	$(3)	$1,674
	1	$1,677	$-	$(3)	$1,674

Available for Sale:
Federal agency securities	14	$42,438	$(138)	$(235)	$42,065
Obligations of state and political subdivisions	14	11,765	(57)	(77)	11,631
Residential mortgage-backed securities	87	175,043	(1,247)	(605)	173,191
Asset-backed securities	3	9,639	(115)	(109)	9,415
Other Securities	6	14,987	(75)	(71)	14,841
Total	124	$253,872	$(1,632)	$(1,097)	$251,143

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

Management has the ability and intent to hold the securities classified as held to maturity in the table above until they mature, at which time we expect to receive full value for the securities. Furthermore, as of December 31, 2016, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that we will most likely not have to sell any such securities before a recovery of cost. The declines in fair value were attributable to increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates. Management does not believe any of the securities are impaired due to credit quality. Accordingly, as of December 31, 2016, management believes the impairment of these investments is not deemed to be other-than-temporary.

As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, borrowings from the FHLB, and for other applicable purposes. Securities with an amortized cost of $199.0 million and $174.0 million were pledged to meet such requirements at December 31, 2016 and 2015, respectively. Any amount over-pledged can be released at any time.

Note 5:  Loans and Allowance for Loan Losses

We extend commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, Kansas, and Colorado.  Our commercial lending operations are concentrated in Oklahoma City, Dallas, Tulsa, and other metropolitan markets in Texas, Kansas, Oklahoma, and Colorado. As a result, the collectability of our loan portfolio can be affected by changes in the economic conditions in those states and markets. Please see “Note 20:   Operating Segments” for more detail regarding loans by market. At December 31, 2016 and 2015, substantially all of our loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.

Our loan classifications were as follows:

(Dollars in thousands)	At December 31, 2016	At December 31, 2015
Real estate mortgage:
Commercial	$882,071	$938,462
One-to-four family residential	199,123	161,958
Real estate construction:
Commercial	199,113	129,070
One-to-four family residential	20,946	21,337
Commercial	556,248	507,173
Installment and consumer	19,631	21,429
Total loans, including held for sale	1,877,132	1,779,429
Less allowance for loan losses	(27,546)	(26,106)
Total loans, net	$1,849,586	$1,753,323

Concentrations of Credit. At December 31, 2016,  $608.6 million, or 32%, and $423.8 million, or 23%, of our loans consisted of loans to individuals and businesses in the real estate and healthcare industries, respectively.  We do not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Loans Held for Sale.  We had loans which were held for sale of $4.4 million and $7.5 million at December 31, 2016 and 2015, respectively. The loans currently classified as held for sale, primarily residential mortgage loans, are carried at the lower of cost or market value. A substantial portion of the one-to-four family residential loans and loan servicing rights, if not retained, are primarily sold to one investor. These mortgage loans are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan.

Loan Servicing.  We earn fees for servicing real estate mortgages and other loans owned by others. The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned. The unpaid principal balance of real estate mortgage loans serviced for others totaled $460.1 million and $432.3 million at December 31, 2016 and 2015, respectively. Loan servicing rights are capitalized based on estimated fair value at the point of origination. The servicing rights are amortized over the period of estimated net servicing income.

Nonperforming / Past Due Loans. The following table shows the recorded investment in loans on nonaccrual status.

	At December 31,
(Dollars in thousands)	2016	2015
Real estate mortgage:
Commercial	$6,471	$3,543
One-to-four family residential	2,766	1,729
Real estate construction:
Commercial	522	562
One-to-four family residential	448	448
Commercial	5,949	13,491
Other consumer	111	85
Total nonaccrual loans	$16,267	$19,858

If interest on nonaccrual loans had been accrued, the interest income as reported in the accompanying Consolidated Statements of Operations would have increased by approximately $1.0 million, $0.8 million, and $0.7 million, for 2016, 2015, and 2014, respectively.

Net cumulative charge-offs against nonaccrual loans at December 31, 2016 and 2015 were $3.3 million and  $6.1 million, respectively.

The following table shows the delinquency status of past due loans at the end of the respective reporting period.

		90 days and				Recorded loans
	30-89 days	greater	Total past		Total	> 90 days and
(Dollars in thousands)	past due	past due	due	Current	loans	accruing
At December 31, 2016
Real estate mortgage:
Commercial	$24	$6,472	$6,496	$875,575	$882,071	$-
One-to-four family residential	631	2,903	3,534	195,589	199,123	138
Real estate construction:
Commercial	-	522	522	198,591	199,113	-
One-to-four family residential	-	448	448	20,498	20,946	-
Commercial	2,530	6,142	8,672	547,576	556,248	193
Other	359	123	482	19,149	19,631	12
Total	$3,544	$16,610	$20,154	$1,856,978	$1,877,132	$343

At December 31, 2015
Real estate mortgage:
Commercial	$272	$3,992	$4,264	$934,198	$938,462	$449
One-to-four family residential	549	1,777	2,326	159,632	161,958	48
Real estate construction:
Commercial	-	493	493	128,577	129,070	-
One-to-four family residential	-	517	517	20,820	21,337	-
Commercial	278	13,491	13,769	493,404	507,173	-
Other	65	88	153	21,276	21,429	3
Total	$1,164	$20,358	$21,522	$1,757,907	$1,779,429	$500

Impaired Loans. The following table presents loans individually evaluated for impairment by class of loans at the end of the respective reporting period.

	With No Specific Allowance		With A Specific Allowance
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Investment	Balance	Allowance
At December 31, 2016
Commercial real estate	$1,536	$3,057	$6,053	$6,529	$2,219
One-to-four family residential	1,188	1,535	1,593	1,698	63
Real estate construction	762	926	207	245	40
Commercial	1,032	2,861	4,963	7,480	1,346
Other	111	115	-	-	-
Total	$4,629	$8,494	$12,816	$15,952	$3,668

At December 31, 2015
Commercial real estate	$12,166	$15,747	$10,940	$10,940	$1,575
One-to-four family residential	1,688	2,195	185	186	11
Real estate construction	1,078	1,327	-	-	-
Commercial	4,095	5,430	9,844	15,968	2,526
Other	85	94	-	-	-
Total	$19,112	$24,793	$20,969	$27,094	$4,112

The following table presents the average recorded investment and interest income recognized on impaired loans for the year ended December 31, 2016, 2015, and 2014.

	As of and for the year ended December 31,
	2016		2015		2014
	Average		Average		Average
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(Dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Commercial real estate	$7,394	$750	$25,044	$970	$30,257	$968
One-to-four family residential	3,448	15	2,323	1	2,764	1
Real estate construction	1,050	14	997	-	222	-
Commercial	6,905	96	8,527	215	7,718	68
Other	52	3	51	-	16	-
Total	$18,848	$878	$36,942	$1,186	$40,977	$1,037

Included in interest income recognized on impaired loans are  $0.9 million, $1.2 million, and $1.0 million,  for December 31, 2016, 2015, and 2014, respectively.

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

Troubled debt restructured loans outstanding as of December 31, 2016 and 2015 are as follows:

	At December 31, 2016		At December 31, 2015
(Dollars in thousands)	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial real estate	$1,118	$475	$19,563	$448
One-to-four family residential	15	46	13	48
Commercial	45	3,323	659	5,796
Total	$1,178	$3,844	$20,235	$6,292

At December 31, 2016 and 2015,  we had no significant commitments to lend additional funds to debtors whose loan terms have been modified in troubled debt restructuring.

Loans modified as troubled debt restructurings that occurred during the year ended December 31, 2016 and 2015 are shown in the following tables:

	For the year ended December 31,
	2016		2015
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial real estate	1	$164	-	$-
Commercial	1	24	1	5,511
Total	2	$188	1	$5,511

The modifications of loans identified as troubled debt restructurings primarily related to payment extensions and/or reductions in the interest rate. The financial impact of troubled debt restructurings is not significant.

As of December 31, 2016 and 2015, there were no loans modified as a troubled debt restructuring which subsequently defaulted. Default, for this purpose, is deemed to occur when a loan is 90 days or more past due or transferred to nonaccrual and is within twelve months of restructuring.

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

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans. As of December 31, 2016 and 2015, based on the most recent analysis performed as of those dates, the risk category of loans by class is as follows:

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At December 31, 2016
Grade:
Pass	$857,290	$192,395	$210,780	$498,039	$19,518	$1,778,022
Special Mention	4,479	1,983	7,720	24,639	-	38,821
Substandard	20,302	4,745	1,559	33,175	113	59,894
Doubtful	-	-	-	395	-	395
Total	$882,071	$199,123	$220,059	$556,248	$19,631	$1,877,132

At December 31, 2015
Grade:
Pass	$902,034	$157,912	$148,811	$480,928	$21,284	$1,710,969
Special Mention	5,916	29	586	2,941	50	9,522
Substandard	30,512	4,017	1,010	18,848	95	54,482
Doubtful	-	-	-	4,456	-	4,456
Total	$938,462	$161,958	$150,407	$507,173	$21,429	$1,779,429

Allowance for Loan Losses. The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment evaluation method as of December 31, 2016, 2015 and 2014.

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At December 31, 2016
Balance at beginning of period	$12,716	$700	$2,533	$9,965	$192	$26,106
Loans charged-off	(193)	(134)	-	(6,148)	(522)	(6,997)
Recoveries	400	77	-	3,079	112	3,668
Provision (credit) for loan losses	(416)	520	969	3,162	534	4,769
Balance at end of period	$12,507	$1,163	$3,502	$10,058	$316	$27,546

Allowance for loan losses ending balance:
Individually evaluated for impairment	$2,219	$63	$-	$1,346	$-	$3,628
Collectively evaluated for impairment	10,288	1,100	3,462	8,712	316	23,878
Acquired with deteriorated credit quality	-	-	40	-	-	40
Total ending allowance balance	$12,507	$1,163	$3,502	$10,058	$316	$27,546

Loans receivable ending balance:
Individually evaluated for impairment	$6,606	$1,766	$390	$5,357	$-	$14,119
Collectively evaluated for impairment	872,997	196,123	219,015	550,615	19,631	1,858,381
Acquired with deteriorated credit quality	2,468	1,234	654	276	-	4,632
Total ending loans balance	$882,071	$199,123	$220,059	$556,248	$19,631	$1,877,132

	Commercial	1-4 Family	Real Estate
	Real Estate	Residential	Construction	Commercial	Other	Total
At December 31, 2015
Balance at beginning of period	$13,678	$712	$4,159	$9,614	$289	$28,452
Loans charged-off	(489)	(20)	(21)	(628)	(193)	(1,351)
Recoveries	282	558	47	1,479	205	2,571
Provision (credit) for loan losses	(755)	(550)	(1,652)	(500)	(109)	(3,566)
Balance at end of period	$12,716	$700	$2,533	$9,965	$192	$26,106

Allowance for loan losses ending balances:
Individually evaluated for impairment	$1,575	$11	$-	$2,526	$-	$4,112
Collectively evaluated for impairment	11,141	689	2,533	7,439	192	21,994
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$12,716	$700	$2,533	$9,965	$192	$26,106

Loans receivable ending balance:
Individually evaluated for impairment	$20,332	$695	$391	$13,396	$47	$34,861
Collectively evaluated for impairment	913,242	159,672	149,344	493,026	21,370	1,736,654
Acquired with deteriorated credit quality	4,888	1,591	672	751	12	7,914
Total ending loans balance	$938,462	$161,958	$150,407	$507,173	$21,429	$1,779,429

	Commercial	1-4 Family	Real Estate
	Real Estate	Residential	Construction	Commercial	Other	Total
At December 31, 2014
Balance at beginning of period	$18,854	$850	$5,523	$10,985	$451	$36,663
Loans charged-off	(1,400)	(289)	(655)	(4,014)	(558)	(6,916)
Recoveries	3,733	213	-	1,119	264	5,329
Provision (credit) for loan losses	(7,509)	(62)	(709)	1,524	132	(6,624)
Balance at end of period	$13,678	$712	$4,159	$9,614	$289	$28,452

Allowance for loan losses ending balances:
Individually evaluated for impairment	$2,047	$-	$-	$1,822	$-	$3,869
Collectively evaluated for impairment	11,631	712	4,159	7,792	289	24,583
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$13,678	$712	$4,159	$9,614	$289	$28,452

Loans receivable ending balance:
Individually evaluated for impairment	$23,907	$538	$104	$13,560	$2	$38,111
Collectively evaluated for impairment	725,635	75,598	196,905	336,818	21,953	1,356,909
Acquired with deteriorated credit quality	3,429	1,395	114	32	1	4,971
Total ending loans balance	$752,971	$77,531	$197,123	$350,410	$21,956	$1,399,991

Note 6:  Premises and Equipment

Year-end premises and equipment were as follows:

	At December 31,
(Dollars in thousands)	2016	2015
Land	$6,630	$6,630
Buildings and improvements	25,861	25,219
Furniture, fixtures, and equipment	32,409	30,813
Construction/remodeling in progress	38	965
	64,938	63,627
Accumulated depreciation and amortization	(42,130)	(39,808)
Total premises and equipment, net	$22,808	$23,819

Depreciation of premises and equipment totaled $2.8 million in 2016,  $2.5 million in 2015, and $2.8 million in 2014.

We lease certain equipment and premises for our operations. Future minimum annual rental payments required under operating leases, net of sublease agreements, that have initial or remaining lease terms in excess of one year as of December 31, 2016 were as follows:

(Dollars in thousands)
2017	$2,723
2018	2,277
2019	2,091
2020	2,016
2021	1,333
Thereafter	2,822
Total	$13,262

The total rental expense was $3.6 million, $2.9 million, and $2.4 million in 2016, 2015, and 2014, respectively.

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

At December 31, 2016 and 2015, goodwill totaled $13.5 million, of which  $12.5 million of goodwill is reported in the Oklahoma Banking segment and $1.0 million is reported in the Texas Banking segment.  In 2015, $12.3 million of goodwill was recorded as a result of the acquisition of Bancshares. Further information regarding operating segments can be found in “Note 20 Operating Segments”.

Based on our annual goodwill impairment test through December 31, 2016, management does not believe any of its goodwill is impaired as of December 31, 2016.  We did not recognize an impairment during the years ended December 31, 2016, 2015 and 2014.

The following table presents the gross carrying amount of other intangible assets and accumulated amortization.

	At December 31,
(Dollars in thousands)	2016	2015
Core deposit premiums	$6,119	$6,119
Less accumulated amortization	(3,820)	(3,225)
Core deposit premiums, net	2,299	2,894

Loan servicing rights	14,710	13,635
Less accumulated amortization	(11,219)	(9,914)
Loan servicing rights, net	3,491	3,721

Other intangible assets, net	$5,790	$6,615

Core deposit intangibles are amortized using an economic life method based on deposit attrition. As a result, amortization will decline over time with most of the amortization occurring during the initial years. The weighted average amortization period for core deposit intangibles is approximately 10 years. Amortization expense related to core deposit intangibles totaled $0.6 million in 2016, $0.3  million in 2015, and $0.4 million in 2014. In 2015, $2.7 million of core deposit intangibles was recorded as a result of the acquisition of Bancshares.  As of December 31, 2016, economic conditions did not indicate that impairment existed for the core deposit intangibles and therefore no impairment evaluation was performed. We did not recognize any impairment during the years ended December 31, 2016,  2015, and 2014.

During 2016, 2015, and 2014,  we had recorded loan servicing rights amortization expense of $0.7 million, $0.6 million, and $0.4 million, respectively. As of December 31, 2016, mortgage loan servicing rights had a fair value of $4.2 million, which exceeded the book value of $3.5 million. Because the fair value exceeded the book value, there was no impairment charge at December 31, 2016. During the first three quarters of 2016, the mortgage loan servicing rights were written down to their fair values, resulting in total impairment charges of $0.6 million, which was included in noninterest income. As of December 31, 2015, mortgage loan servicing rights were written down to their fair values, resulting in an impairment charge of $0.1 million, which was included in noninterest income. We did not recognize any impairment during the year ended December 31, 2014.

The estimated aggregate future amortization expense for other intangible assets remaining as of December 31, 2016 is as follows:

(Dollars in thousands)	Core Deposit Premiums	Loan Servicing Rights	Total
2017	$451	$654	$1,105
2018	391	571	962
2019	386	478	864
2020	386	396	782
2021	386	323	709
Thereafter	299	1,069	1,368
	$2,299	$3,491	$5,790

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

The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts. There were no significant changes in valuation methods used to estimate fair value during the year ended December 31, 2016.

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

Derivative instruments – We utilize an interest rate swap agreement to convert one of our variable-rate subordinated debentures to a fixed rate. This has been designated as a cash flow hedge. During 2014, we began offering an interest rate swap program that permits qualified customers to manage interest rate risk on variable rate loans with Bank SNB. Derivative contracts are executed between our customers and Bank SNB. Offsetting contracts are executed by Bank SNB and approved counterparties. The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to us. The fair value of the interest rate swap agreements are obtained from dealer quotes.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2016 and 2015.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2016
Available for sale securities:
Federal agency securities	69,694	-	69,694	-
Obligations of state and political subdivisions	46,375	-	46,375	-
Residential mortgage-backed securities	280,642	-	280,642	-
Asset-backed securities	9,177	-	9,177	-
Corporate debt	20,330	213	20,117	-

Derivative asset	1,235		1,235
Derivative liability	(1,890)	-	(1,890)	-
Total	$425,563	$213	$425,350	$-

At December 31, 2015
Available for sale securities:
Federal agency securities	78,211	-	78,211	-
Obligations of state and political subdivisions	47,564	-	47,564	-
Residential mortgage-backed securities	239,888	-	239,888	-
Asset-backed securities	9,415	-	9,415	-
Corporate debt	25,253	137	25,116	-

Derivative asset	1,793		1,793	-
Derivative liability	(3,163)	-	(3,163)	-
Total	$398,961	$137	$398,824	$-

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

Core deposit premiums  – There has been no impairment during 2016 or 2015; therefore, no fair value adjustment was recorded through earnings.

Mortgage loan servicing rights – Mortgage loan servicing rights are carried at the lower of cost or market. There is no active trading market for loan servicing rights. The fair value of loan servicing rights is estimated by calculating the present value of net servicing revenue over the anticipated life of each loan. A cash flow model is used to determine fair value. Key assumptions and estimates, including projected prepayment speeds and assumed servicing costs, earnings on escrow deposits, ancillary income, and discount rates, used by this model are based on current market sources. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults, and other relevant factors. The prepayment model is updated for changes in market conditions.

Assets that are measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015 are summarized below.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs		Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)		(Level 3)
At December 31, 2016
Impaired loans at fair value :
Commercial real estate	$6,053	$-	$		$6,053
One-to-four family residential	1,593	-		-	1,593
Real estate construction	207	-		-	207
Commercial	5,357	-			5,357

Loans held for sale:
One-to-four family residential	4,386	-		4,386	-

Total	$17,596	$-		$4,386	$13,210

At December 31, 2015
Impaired loans at fair value :
Commercial real estate	$11,182	$-	$		$11,182
One-to-four family residential	185	-		-	185
Real estate construction	390	-		-	390
Commercial	9,845	-			9,845

Loans held for sale:
One-to-four family residential	7,453	-		7,453	-

Other real estate	2,274	-		-	2,274
Mortgage loan servicing rights	3,721	-		3,721	-
Total	$35,050	$-		$11,174	$23,876

Impaired loans measured at fair value with a carrying amount of $19.7 million were written down to a fair value of $13.2 million, resulting in a life-to-date impairment of $6.5 million. As of December 31, 2015, impaired loans measured at fair value with a carrying amount of $25.9 million were written down to the fair value of $21.6 million at December 31, 2015, resulting in a life-to-date impairment charge of $4.3 million.

No impairment was recognized for other real estate during the period ended December 31, 2016. As of December 31, 2015, other real estate assets were written down to their fair values, resulting in an impairment charge of approximately $0.1 million, which was included in noninterest expense for the year ended December 31, 2015.

As of December 31, 2016, mortgage loan servicing rights had a fair value of $4.2 million, which exceeded the book value of $3.5 million. Because the fair value exceeded the book value, there was no impairment charge at December 31, 2016. During the first three quarters of 2016, the mortgage loan servicing rights were written down to their fair values, resulting in total impairment charges of $0.6 million, which was included in noninterest income.  As of December 31, 2015, mortgage loan servicing rights were written down to their fair values, resulting in an impairment charge of $0.1 million, which was included in noninterest income.

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

Other liabilities and accrued interest payable – The estimated fair value of other liabilities, which primarily includes trade accounts payable, employee benefits, and accrued interest payable, approximates their carrying values.

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

Subordinated debentures – All subordinated debentures have floating rates that reset quarterly.  The fair value of the floating rate subordinated debentures approximates carrying value at December 31, 2016 and December 31, 2015.

The carrying values and estimated fair values of our financial instruments segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are as follows:

	At December 31, 2016		At December 31, 2015
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$75,650	$75,650	$78,129	$78,129
Securities held to maturity	10,443	10,677	11,797	12,282
Accrued interest receivable	6,194	6,194	5,767	5,767
Mortgage loan servicing rights	3,491	4,159	3,721	3,721
Bank-owned life insurance	28,575	28,575	27,676	27,676
Investments included in other assets	14,627	14,627	10,383	10,383
Level 3 inputs:
Total loans, net of allowance	1,849,586	1,839,960	1,753,323	1,728,114
Financial liabilities:
Level 2 inputs:
Deposits	1,946,018	1,897,927	1,884,105	1,780,954
Accrued interest payable	1,132	1,132	867	867
Other liabilities	9,516	9,516	10,314	10,314
Other borrowings	183,814	183,926	110,927	112,149
Subordinated debentures	46,393	46,393	51,548	51,548

Note 9:  Deposits

The following table summarizes deposits as of December 31, 2016 and 2015.

(Dollars in thousands)	2016	2015
Noninterest-bearing demand	$551,709	$596,494
Interest-bearing demand	152,656	151,015
Money market accounts	567,058	534,357
Savings accounts	56,410	56,333
Time deposits of $100,000 or more	360,307	311,538
Other time deposits	257,878	234,368
Total deposits	$1,946,018	$1,884,105

The total amount of overdrawn deposit accounts that were reclassified as loans at December 31, 2016 and 2015 was $0.3 million for both years.

The aggregate amounts of time deposits in denominations of $250,000 or more at December 31, 2016 and 2015 were $122.0 million and $95.4 million, respectively.

Some of our interest-bearing deposits were obtained through brokered transactions and we participate in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS deposits totaled $29.0 million at December 31, 2016 and $22.5 million at December 31, 2015.  There were capital market certificate of deposits of $35.6 million at December 31, 2016 and $17.3 million at December 31, 2015.

Scheduled time deposit maturities as of December 31, 2016 are as follows:

(Dollars in thousands)
2017	$465,324
2018	115,862
2019	22,025
2020	8,372
2021	6,575
Thereafter	27
Total time deposits	$618,185

Note 10:  Borrowed Funds

We have available various forms of other borrowings for cash management and liquidity purposes. These forms of borrowings include short-term federal funds purchased and securities sold under agreements to repurchase, and advances from the FHLB and the FRB. The following table summarizes borrowed funds for the periods indicated:

	2016			2015
(Dollars in thousands)	Balance at December 31	Average Balance	Weighted Average Rate	Balance at December 31	Average Balance	Weighted Average Rate
Securities sold under repurchase
agreements	$45,814	$45,812	0.05%	$37,273	$44,218	0.07%
Federal Home Loan Bank advances	138,000	97,569	1.31	73,654	28,289	3.11
	$183,814			$110,927

We have approved federal funds purchase lines totaling $60.0 million  with three financial entities. We sell securities under agreements to repurchase with us retaining custody of the collateral. Collateral consists of direct obligations of U.S. Government and Federal Agency issues, which are designated as pledged with our safekeeping agent. The type of collateral required, the retention of the collateral, and the security sold, minimize our risk of exposure to loss. These transactions are for one-to-four day periods. At December 31, 2016 and 2015, the amount of collateral pledged is $61.5 million and $58.9 million, respectively.

We have entered into an agreement with the FHLB to obtain advances from the FHLB from time to time. At December 31, 2016,  Bank SNB had an outstanding balance of  $138.0 million in advances from the FHLB. The terms of the agreement are set forth in the Advance, Pledge and Security Agreement between Bank SNB and FHLB (the “Agreement”). The FHLB requires that we pledge collateral on such advances. Under the terms of the Agreement, the discounted value of the collateral, as defined by the FHLB, should at all times be at least equal to the amount borrowed by us. Such advances outstanding are subject to a blanket collateral arrangement, which requires the pledging of eligible collateral to secure such advances. Such collateral principally includes certain loans and securities. At December 31, 2016 and 2015, loans pledged under the Agreement were $577.7 million and $447.9 million, and investment securities pledged (at carrying value) were $0 for both years. Scheduled minimum future principal payments to the FHLB as of December 31, 2016 are as follows: $138.0 million in 2017.

We are qualified to borrow funds from the FRB through their Borrower-In-Custody program. Collateral under this program consists of pledged selected commercial and industrial loans. Currently, the collateral will allow us to borrow up to $106.7 million. At December 31, 2016 and 2015, we had no outstanding FRB borrowings.

Note 11:  Trust Preferred Securities and Subordinated Debentures

At December 31, 2016 and 2015,  we had the following issues of trust preferred securities outstanding and subordinated debentures owed to the Trusts.

At December 31, 2016
(Dollars in thousands)	Subordinated Debentures Owed to Trusts	Trust Preferred Securities of the Trusts	Rates	Final Maturity Date
OKSB Statutory Trust I	$20,619	$20,000	4.10%	June 26, 2033
SBI Capital Trust II	25,774	25,000	3.73%	October 7, 2033
	$46,393	$45,000

At December 31, 2015
(Dollars in thousands)	Subordinated Debentures Owed to Trusts	Trust Preferred Securities of the Trusts	Rates	Final Maturity Date
OKSB Statutory Trust I	$20,619	$20,000	3.70%	June 26, 2033
SBI Capital Trust II	25,774	25,000	3.17%	October 7, 2033
FCBI Statutory Trust I	5,155	5,000	3.33%	September 4, 2033
	$51,548	$50,000

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

At December 31, 2016, we had an aggregate of $46.4 million of subordinated debentures outstanding and had an asset of $1.4 million representing our total investment in the common equity issued by the Trusts. The sole assets of the Trusts are the subordinated debentures and the liabilities of the Trusts of the OKSB Trust Preferred and SBI II Trust Preferred. We have, through various contractual arrangements, unconditionally guaranteed payment of all obligations of our Trusts with respect to our OKSB Trust Preferred and our SBI II Trust Preferred.

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

Each of the Trust Preferred issuances meets the regulatory criteria for Tier I capital, subject to Federal Reserve guidelines that limit the amount of the Trust Preferred and cumulative perpetual preferred stock to an aggregate of 25% of Tier I capital. At December 31, 2016, $45.0 million of the Trust Preferred was included in Tier I capital.

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

We have entered into nine customer interest rate swap agreements that effectively convert the loan interest rate from floating rate based on LIBOR to a fixed rate for the customer. As of December 31, 2016, these loans had an outstanding balance of $124.0 million. We have entered into offsetting agreements with dealer counterparties. The following table summarizes the fair values of derivative contracts recorded as “non-hedge derivative assets” and “non-hedge derivative liabilities” in the Consolidated Statements of Financial Condition.

	As of December 31,2016		As of December 31,2015
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Non-hedge derivative assets	$123,953	$1,235	$101,629	$1,793
Non-hedge derivative liabilities	123,953	1,235	101,629	1,793

The floating rate paid in connection with these interest rate swap agreements is a contractual percentage rate spread to one-month LIBOR or to the Prime rate as of December 31, 2016. From time to time it may be necessary to post collateral with our dealer counterparties to secure the market values of these contracts. As of December 31, 2016, there was no collateral requirement with any of our dealer counterparties given the current market values of these contracts. These interest rate swaps are not designated as hedging instruments.

Interest Rate Swap on Trust Preferred Securities

We have an interest rate swap agreement with a total notional amount of $25.0 million. The interest rate swap contract was designated as a cash flow hedging instrument with the objective of protecting the overall cash flow from our quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven year period beginning February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month LIBOR. Under the swap, we will pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85% on a total notional amount of $25.0 million, with quarterly settlements. The rate received by us as of December 31, 2016  was 3.73%.

The estimated fair value of the interest rate derivative contract outstanding as of December 31, 2016 and 2015 resulted in a pre-tax loss of $0.7 million and $1.4 million, respectively, and was included in other liabilities in the Consolidated Statements of Financial Condition.

The effective portion of the gain or loss due to changes in the fair value of the derivative hedging instrument, a  $0.4 million gain and a $0.1 million gain for the year ended December 31, 2016 and 2015, respectively, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense. No ineffectiveness related to the interest rate derivative was recognized during either reporting period.

Net cash flows as a result of the interest rate swap agreement were $0.7 million for the year ended December 31, 2016 and $0.8 million for each of the years ended December 31, 2015 and 2014 and were included in interest expense on subordinated debentures.

We posted cash collateral with our counterparty related to the derivative contract in excess of the required $0.7 million and $1.4 million at December 31, 2016 and 2015, respectively.

There are no credit-risk-related contingent features associated with our derivative contract.

Note 13:  Taxes on Income

The components of taxes on income follow:

	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Current tax (benefit) expense:
Federal	$8,809	$7,534	$3,251
State	173	143	186
Deferred tax expense (benefit):
Federal	44	1,126	7,970
State	783	990	1,210
Taxes on income	$9,809	$9,793	$12,617

A reconciliation from the expected tax expense (benefit) using the U.S. Federal income tax rate of 35% to consolidated effective income tax expense (benefit) follows:

	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Computed tax (benefit) expense at statutory rates	$9,630	$9,520	$11,777
Increase (decrease) in income taxes resulting from:
Benefit of income not subject to U.S. Federal income tax	(632)	(621)	(209)
Expenses not deductible for U.S. Federal income tax	216	220	129
State income taxes, net of Federal income tax benefit	621	736	907
Other	(26)	(62)	13
Taxes on income	$9,809	$9,793	$12,617

The calculated year-to-date effective tax rate is  35.7% for 2016,  36.0% for 2015, and 37.5% for 2014.

At December 31, 2013,  we had $10.7 million federal net operating loss carryforward expiring in 2031, $53.1 million of state net operating loss carryforward expiring in 2031, and $0.6 million of state net operating loss carryforward expiring in 2021. In addition, we had $2.5 million alternative minimum tax credit that can be carried forward indefinitely. During 2014, we fully utilized the remaining federal net operating loss carryforward and the alternative minimum tax credit that had been carried forward. At December 31, 2016,  we had $10.3 million of state net operating loss carryforward expiring in 2031.

A deferred tax asset or liability is recognized for the tax consequences of temporary differences in the recognition of certain income and expense items for financial statement reporting purposes. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. It was determined that no valuation allowance was required for both 2016 and 2015.

Net deferred tax assets of $13.2 million and $14.0 million at December 31, 2016 and 2015, respectively, are reflected in the accompanying Consolidated Statements of Financial Condition in other assets.

Temporary differences that give rise to the deferred tax assets include the following:

	At December 31,
(Dollars in thousands)	2016	2015
Deferred tax assets:
Provision for loan losses	$10,976	$10,291
Net operating loss carryforward	380	858
Write-downs on other real estate	-	57
Nonaccrual loan interest	510	603
Deferred compensation & profit sharing accrual	782	711
Investments	306	311
Section 597 gain - FDIC-assisted acquisition	388	472
Accrued expenses	859	1,013
Loan purchase accounting adjustment	1,392	2,725
Stock-based compensation	805	629
Other	659	(2)
Total deferred tax assets	17,057	17,668

Deferred tax liabilities:
Accumulated depreciation	(2,966)	(2,877)
Amortizable assets	(933)	(1,089)
Dividend - Equity vs. Cost Method	(471)	(393)
Prepaid expenses	(110)	(109)
FHLB stock dividends	(65)	(132)
Total deferred tax liabilities	(4,545)	(4,600)
Deferred taxes payable on investment
securities available for sale	643	885
Net deferred tax asset	$13,155	$13,953

We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal or state tax examinations for years before 2013. Additionally, as procedurally required, our company’s 2010 and 2011 federal returns were examined in connection with the 2011 net operating loss carryback and no adjustments were required.

Unrecognized Tax Benefits – ASC 740, Income Taxes, provides guidance on the recognition, measurement, and classification of income tax uncertainties, along with any related interest and penalties. As of December 31, 2016, we have no unrecognized tax benefits related to Federal or State income tax matters and do not anticipate any changes within the next twelve months. Additionally, no interest and penalties have been accrued related to uncertain tax positions.

Note 14:  Shareholders’ Equity

We have reserved for issuance 150,000 shares of common stock pursuant to the terms of the Employee Stock Purchase Plan. The Employee Stock Purchase Plan allows our employees to acquire additional common shares through payroll deductions. From July 1999 to August 2009, shares issued out of this plan came from treasury shares, subsequent shares issued came from the reserved shares. As of December 31, 2016,  61,115 total shares had been issued and 52,500 total treasury shares had been reissued under this plan. As of December 31, 2015, 59,873 total shares had been issued and 52,500 total treasury shares had been reissued under this plan.

We have reserved 800,000 shares of common stock pursuant to the terms of the 2008 Stock Plan. The 2008 Stock Plan provides selected key employees with the opportunity to acquire common stock. As of December 31, 2016, 603,545 new shares had been issued and 25,725 treasury shares had been reissued by the 2008 Stock Plan. As of December 31, 2015,  512,101 new shares had been issued and  25,725 treasury shares had been reissued by the 2008 Stock Plan.

Stock Repurchase Program – On May 25, 2016, the Board authorized our fourth stock repurchase program since August 2014. The program authorizes the repurchase of up to another 5.0%, or approximately 921,000 shares, of our outstanding common stock and became effective February 23, 2017, which was the original expiration date of the third program. During 2016, we repurchased 1,398,026 shares for a total of $22.1 million, and since August 2014, we have repurchased a total of 2,519,584 shares for a total of  $40.8 million. Repurchases under the program are available at the discretion of management based upon market, business, legal, and other factors. Our ability to repurchase our common stock is limited during the time that the Merger is pending.

Note 15:  Earnings per Common Share

The following table shows the computation of basic and diluted earnings per common share:

(Dollars in thousands, except earnings per share data)	2016	2015	2014
Numerator:
Net income	$17,704	$17,407	$21,030
Earnings allocated to participating securities	(279)	(258)	(253)
Numerator for earnings per common share	$17,425	$17,149	$20,777

Denominator:
Denominator for basic earnings per common share	18,660,951	18,975,450	19,417,486
Dilutive effect of stock compensation	205,916	148,059	142,877
Denominator for diluted earnings per common share	18,866,867	19,123,509	19,560,363

Earnings per common share:
Basic	$0.93	$0.90	$1.07
Diluted	$0.92	$0.90	$1.06

At December 31, 2016 and December 31, 2015, there were 6,573 and 38,145 anti-dilutive restricted stock awards outstanding, respectively. There were no anti-dilutive restricted stock awards outstanding at December 31, 2014.

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

Management believes that, as of December 31, 2016 and December 31, 2015, we and Bank SNB met all capital adequacy requirements.

As of December 31, 2016 and December 31, 2015, Bank SNB was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, CET1 risk-based, and Tier I leverage ratios as set forth in the following table.

A summary of actual capital amounts and ratios as of December 31, 2016 are presented below.

			Required to be Considered		For Capital
	Actual		Well-Capitalized		Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total CET1 Capital (to risk-weighted assets)
Southwest	$272,882	12.36%	$143,488	6.50%	$99,338	4.50%
Bank SNB	301,023	13.66	143,189	6.50	99,131	4.50
Total Capital (to risk-weighted assets)
Southwest	345,597	15.66	220,751	10.00	176,601	8.00
Bank SNB	328,681	14.92	220,291	10.00	176,232	8.00
Tier 1 Capital (to risk-weighted assets)
Southwest	317,882	14.40	176,601	8.00	132,450	6.00
Bank SNB	301,023	13.66	176,232	8.00	132,174	6.00
Tier 1 Leverage (to average assets)
Southwest	317,882	13.02	122,046	5.00	97,637	4.00
Bank SNB	301,023	12.37	121,686	5.00	97,349	4.00

A summary of actual capital amounts and ratios as of December 31, 2015 are presented below.

			Required to be Considered		For Capital
	Actual		Well-Capitalized		Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total CET1 Capital (to risk-weighted assets)
Southwest	$282,737	13.21%	$139,122	6.50%	$96,316	4.50%
Bank SNB	291,125	13.65	138,637	6.50	95,980	4.50
Total Capital (to risk-weighted assets)
Southwest	359,300	16.79	214,034	10.00	171,228	8.00
Bank SNB	317,865	14.90	213,288	10.00	170,631	8.00
Tier 1 Capital (to risk-weighted assets)
Southwest	332,468	15.53	171,228	8.00	128,421	6.00
Bank SNB	291,125	13.65	170,631	8.00	127,973	6.00
Tier 1 Leverage (to average assets)
Southwest	332,468	14.41	115,371	5.00	92,297	4.00
Bank SNB	291,125	12.66	114,939	5.00	91,951	4.00

The approval of the Oklahoma State Banking Department and the Federal Reserve Bank is required if the total of all dividends declared by Bank SNB in any calendar year exceeds the total of its net profits of that year combined with its retained net profits of the preceding two years. In addition, Bank SNB may not pay a dividend if, after paying the dividend, Bank SNB would be undercapitalized.

Note 17:  Employee Benefits

We sponsor a 401(k) defined contribution savings plan. The plan permits employees to make salary deferral contributions and Roth deferral contributions and permits us to make matching contributions and nonelective contributions. For salary deferral contributions and Roth deferral contributions, employees may become participants in the plan immediately upon their hire date. For the matching contributions, employees who have completed 30 days of service and have attained the age of 21 may become participants in the plan. For the nonelective contributions, employees who have completed one year of service and have attained the age of 21 may become participants in the plan. The plan is subject to the Employee Retirement Income Security Act of 1974, as amended. The plan permits participants to make before or after-tax contributions in an amount not exceeding 90% of eligible compensation and subject to dollar limits from Internal Revenue Service regulations.

Matching contributions and minimum contributions, if any, become vested based on employees’ years of service with us. The vested percentage of matching contributions is determined by employees’ completed years of service:  less than one year equals 0% vested, one year equals 33% vested, two years equal 66% vested, and three or more years equal 100% vested. Nonelective contributions and minimum contributions, if any, also become vested based on employees’ years of service with us. The vested percentage of nonelective contributions is determined by employees’ completed years of service:  less than two years equal 0% vested, two years equal 20% vested, three years equal 40% vested, four years equal 60% vested, and five or more years equal 100% vested. Employees that terminate employment with us will not be entitled to any portion of their accounts that are not vested. The portion not yet vested will be considered a forfeiture. If the employees returns to work for us before five consecutive one-year breaks in service, the forfeited portions of their accounts may be restored if they repay any distributions received at termination. For those that did not receive a distribution and are reemployed by us, their accounts will automatically be restored.

During 2015 and 2014, we made an annual nonelective contribution of 3% of eligible compensation. We made contributions of $0.7 million and $0.6 million in 2015 and 2014, respectively. Effective January 1, 2016, we changed our plan to permit us to make a matching contribution equal to 50% of the first 8% of employees’ pre-tax or Roth salary deferral contributions up to a maximum of 4% of their salaries on an annual basis. We may choose to make a nonelective contribution in an amount in the same ratio that employees’ salaries bear to the total salary of all participants in the plan. The amount of the contribution, if any, is determined each plan year and announced to all participants. During 2016, we  made matching contributions of $0.8 million and no nonelective contributions.

Stock Options – We recorded no share-based compensation expense with respect to stock options for the years ended December 31, 2016, 2015, and 2014. The share-based compensation is calculated using the accrual method, which treats each vesting tranche as a separate award and amortizes expense evenly from grant date to vest date for each tranche.

There were no outstanding options as of December 31, 2016 and 2015.

No stock options were exercised in 2016, 2015 and 2014.

Restricted Stock - Restricted shares granted as of December 31, 2016, 2015 and 2014 were 546,895,  462,024, and 453,987, respectively. We recognized $1.5 million for the year ended December 31, 2016 and $1.3 million for the year ended December 31, 2015 and $0.6 million for the year ended December 31, 2014, in compensation expense, related to all restricted shares outstanding. At December 31, 2016, there was $1.6 million of total unrecognized compensation expense related to restricted shares granted under the 2008 Stock Plan. Of the total unrecognized compensation expense at December 31, 2016, $1.0 million will be recognized in 2017, and the remainder will be recognized the following two years.

The 2016 and 2015 grants of restricted stock have a vesting period between one to three years. The restrictions on the shares expire one year after the award date or upon the earlier to occur of satisfaction of vesting conditions, a change in control of us, or the permanent and total disability or death of the participant. We recognize compensation expense over the restricted period.

Supplemental Executive Retirement Plan  – Through the acquisition of Bancshares, we inherited a nonqualified supplemental executive retirement plan for certain officers. The plan is closed to any future employees and is funded by the bank owned life insurance acquired from Bancshares. This plan provides for postretirement salary and life insurance benefits, as determined by the plan document. As of December 31, 2016, the accrued deferred compensation was $1.4 million.

Note 18:  Related Party Transactions

Directors and officers of us and Bank SNB were customers of, and had transactions with, us in the ordinary course of business, and similar transactions are expected in the future. All loans included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and in management’s opinion did not involve more than normal risk of loss or present other unfavorable features. Certain directors, and companies in which they have ownership interests, had indebtedness to us totaling $14.2  million and $26.1 million at December 31, 2016 and 2015, respectively. During 2016, $26.9 million of new loans and advances on existing loans were made to these persons and repayments totaled $38.9 million. During 2015,  $41.2 million of new loans and advances on existing loans were made to these persons and repayments totaled $24.2 million.

At December 31, 2016 and 2015, directors, officers and other related parties had demand, non-interest bearing deposits of $1.8 million and $2.1 million, respectively, savings and interest-bearing transaction accounts of $13.2 million and $14.0 million, respectively, and time certificates of deposit of $0 and $0.5 million, respectively.

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

	At December 31,
(Dollars in thousands)	2016	2015
Commitments to extend commercial and real estate mortgage credit	$429,383	$446,412
Standby and commercial letters of credit	7,160	6,595
Total	$436,543	$453,007

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

Severance Compensation Plan and Change in Control Agreements – We have adopted a Severance Compensation Plan and a Change of Control Agreement (the “Plans”) for the benefit of certain officers and key members of management. The Plan’s purpose is to protect and retain certain qualified employees in the event of a change in control and to reward those qualified employees for loyal service to us by providing severance compensation to them upon their involuntary termination of employment after a change in control of Southwest. At December 31, 2016,  we have not recorded any amounts in the Consolidated Financial Statements relating to the Plans. If a change of control were to occur, the maximum amount payable to certain officers and key members of management would approximate $12.1 million.

Note 20:  Operating Segments

We operate four principal segments:  Oklahoma Banking, Texas Banking, Kansas Banking, and Other Operations. The Oklahoma Banking segment provides deposit and lending services and consists of residential mortgage lending services to customers. Due to its size and the management structure, Colorado Banking is included within Oklahoma Banking. The Texas Banking segment and the Kansas Banking segment provide deposit and lending services.  Other Operations includes our funds management unit and corporate investments. Prior to the fourth quarter of 2015,  we disclosed a Mortgage Banking segment, which included 1-4 family mortgages and the available for sale loans. For segment reporting, the Mortgage Banking segment has been combined with and into the Oklahoma Banking segment due to those loans being managed from that location. Prior period numbers have been adjusted to reflect this change. This adjustment has no financial statement impact.

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

Capital is assigned to each of the segments using a risk-based capital pricing methodology that assigns capital ratios by asset, deposit, or revenue category based on credit risk, interest rate risk, market risk, operational risk, and liquidity risk factors.  There were no significant changes in 2016 due to funds transfer pricing, capital assignments, or expense allocations.

The following table summarizes financial results by operating segment:

For the year ended December 31, 2016
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations*	Company

Net interest income	$50,590	$22,697	$6,694	$(538)	$79,443
Provision for loan losses	2,007	973	1,786	3	4,769
Noninterest income	11,576	1,273	1,202	2,034	16,085
Noninterest expenses	40,083	13,734	5,275	4,154	63,246
Income (loss) before taxes	20,076	9,263	835	(2,661)	27,513
Taxes on income	7,157	3,303	298	(949)	9,809
Net income (loss)	$12,919	$5,960	$537	$(1,712)	$17,704

* Includes externally generated revenue of $3.0 million, primarily from investing services, and an internally generated loss of $1.5 million from the funds management unit.

Total loans at period end	$1,095,930	$636,643	$144,559	$-	$1,877,132
Total assets at period end	1,138,969	633,328	143,558	559,537	2,475,392
Total goodwill at period end	12,525	1,020	-	-	13,545
Total deposits at period end	1,330,176	195,603	147,823	272,416	1,946,018

For the year ended December 31, 2015
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations*	Company

Net interest income	$42,019	$21,168	$6,277	$(2,047)	$67,417
Provision (credit) for loan losses	(2,068)	(632)	(868)	2	(3,566)
Noninterest income	10,134	1,485	1,473	1,365	14,457
Noninterest expenses	33,136	14,324	6,152	4,628	58,240
Income (loss) before taxes	21,085	8,961	2,466	(5,312)	27,200
Taxes on income	7,591	3,227	888	(1,913)	9,793
Net income (loss)	$13,494	$5,734	$1,578	$(3,399)	$17,407

* Includes externally generated revenue of $2.1 million, primarily from investing services, and an internally generated loss of $2.8 million from the funds management unit.

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

* Includes externally generated revenue of $7.6 million, primarily from investing services, and an internally generated loss of $3.3 million from the funds management unit.

Total loans at period end	$793,262	$460,680	$146,043	$6	$1,399,991
Total assets at period end	805,704	458,489	147,256	530,585	1,942,034
Total goodwill at period end	194	1,020	-	-	1,214
Total deposits at period end	1,113,477	224,634	110,901	84,987	1,533,999

Note 21:  Parent Company Condensed Financial Information

Following are the condensed financial statements of Southwest Bancorp, Inc. (“Parent Company only”) for the periods indicated:

	At December 31,
(Dollars in thousands)	2016	2015
Statements of Financial Condition
Assets:
Cash and cash equivalents	$12,105	$30,469
Investment in subsidiary banks	315,181	305,064
Investments in other subsidiaries	2,084	8,444
Other assets	5,499	6,393
Total	$334,869	$350,370

Liabilities:
Subordinated debentures	46,393	51,548
Other liabilities	1,847	2,724
Shareholders' Equity:
Common stock and related accounts	286,629	296,098
Total	$334,869	$350,370

	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Statements of Operations
Income:
Cash dividends from subsidiaries	$10,052	$20,046	$18,045
Noninterest income	25	45	34
Investment income	-	20	1,337
Other operating income	15	25	3
Security gains	-	163	-
Total income	10,092	20,299	19,419
Expense:
Interest on subordinated debentures	1,740	1,566	1,505
Noninterest expense	2,191	1,756	1,317
Total expense	3,931	3,322	2,822
Total income before taxes and equity in
undistributed income of subsidiaries	6,161	16,977	16,597
Taxes on income	(1,377)	(1,167)	(582)
Income before equity in undistributed
income of subsidiaries	7,538	18,144	17,179
Equity in undistributed income (loss) of subsidiaries	10,166	(737)	3,851
Net income	$17,704	$17,407	$21,030

	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Statements of Cash Flows
Operating activities:
Net income	$17,704	$17,407	$21,030
Equity in undistributed (income) loss of subsidiaries	(10,166)	737	(3,851)
Other, net	6,823	2,295	2,937
Net cash provided by operating activities	14,361	20,439	20,116
Investing activities:
Available for sale securities:
Purchases	-	-	(1,121)
Sales / Maturities	-	750	2,540
Outlays for business acquisitions	-	(4,697)	-
Other, net	-	(155)	-
Net cash provided by (used in) investing activities	-	(4,102)	1,419
Financing activities:
Net proceeds from issuance of common stock	1,239	682	1,386
Purchases of treasury stock	(22,721)	(8,624)	(10,302)
Common stock dividend	(6,088)	(4,607)	(3,132)
Other, net	(5,155)	5,155	-
Net cash used in financing activities	(32,725)	(7,394)	(12,048)
Net increase (decrease) in cash and cash equivalents	(18,364)	8,943	9,487
Cash and cash equivalents,
Beginning of year	30,469	21,526	12,039
End of year	$12,105	$30,469	$21,526

Note  22:  Commitments and Contingencies

Customer Risk Management Interest Rate Swap

On September 9, 2014, we entered into an agreement to provide one of our commercial borrowers a customer interest rate swap that effectively converts the loan interest rate from floating rate based on LIBOR to a fixed rate for the customer. As of December 31, 2016, the floating rate loan had an outstanding balance of $14.7 million. The option to execute the swap is conditional on compliance with the loan and swap agreements, and will be subject to the terms of the International Swaps and Derivatives Association Master Agreement. The fixed pay amount will be based on the market rates at the time of execution, and it is our intention to simultaneously execute an offsetting trade with an approved swap dealer counterparty with identical terms.

We have seven risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. As of December 31, 2016, the current notional amount for these seven transactions total $34.7 million.

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

Note 23:  New Authoritative Accounting Guidance

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes a five-step model that entities must follow to recognize revenue. The guidance would have become effective for us on January 1, 2017. However, in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606)—Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. The guidance will now become effective for us on January 1, 2018, and is not expected to have a material impact on our financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurements of Financial Assets and Financial Liabilities. This ASU requires that all equity investments be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). This ASU also requires that an entity present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, this ASU eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The guidance becomes effective for us on January 1, 2018, and we are evaluating the impact of this ASU on our financial statements and disclosures.

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

In March 2016, the FASB issued ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. This ASU clarifies that a change in the counterparty of a derivative contract (i.e., a novation) in a hedge accounting relationship does not, in and of itself, require dedesignation of the hedge accounting relationship. This guidance becomes effective for us on January 1, 2017, and it is not expected to have a material impact on our financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-06, Contingent Put and Call Options in Debt Instruments. This ASU clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under this ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. This guidance becomes effective for us on January 1, 2017, and it is not expected to have a material impact on our financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance becomes effective for us on January 1, 2017, and it is not expected to have a material impact on our financial statements and disclosures.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. While this ASU does not change the core principles of the guidance in Topic 606, it does clarify the guidance related to identifying performance obligations as well as the accounting for licenses of intellectual property. This guidance becomes effective for us on January 1, 2017, and it is not expected to have a material impact on our financial statements and disclosures.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives Hedging (Topic 815), Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update). This ASU rescinds from the FASB Accounting Standards Codification certain SEC Observer comments that are codified in FASB ASC Topic 605, Revenue Recognition, and ASC 932, Extractive Activities – Oil and Gas, effective upon an entity’s adoption of FASB ASC 606, Revenue from Contracts with Customers. This ASU also rescinds the SEC Staff Announcement:  Determining the Nature of a Host Contract Related to a Hybrid Instrument Issued in the Form of a Share under Topic 815,” which is codified in FASB ASC Topic 815, Derivatives and Hedging, effective on adoption of FASB ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity. This guidance becomes effective for us on January 1, 2018, and it is not expected to have a material impact on our financial statements and disclosures.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients. While this ASU does not change the core principles of the new revenue recognition standard, it does make the standard more operational and clarifies the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration, and certain transition matters. This guidance becomes effective for us on January 1, 2018, and it is not expected to have a material impact on our financial statements and disclosures.

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

In October 2016, the FASB issued ASU 2016-16,  Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory.  The ASU requires companies to recognize the income tax consequences of an intercompany asset transfer when the transfer occurs. The amendments in this ASU do not change accounting for the pre-tax effects of intra-entity asset transfers under Topic 810, Consolidation, and do not apply to intra-entity inventory transfers. The economic consequences of intra-entity asset sales—other than inventory—will be recognized in the period in which the transaction occurs and no longer deferred. A reporting entity’s effective tax rate likely will be affected due to the immediate recognition of the seller’s taxes and buyer’s deferred taxes, particularly when the transaction has no effect on consolidated pre-tax income. This guidance becomes effective for us on January 1, 2018. We are evaluating the impact of this ASU on our financial statement disclosures.

In January 2016, the FASB issued ASU 2017-01, Business Combinations (Topic 805):  Clarifying the Definition of a Business, which provides guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is generally expected to result in fewer transactions qualifying as business combinations. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not considered a business. If this threshold is not met, a set cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create outputs. This guidance becomes effective for us on January 1, 2018, and is not expected to have a material impact on our financial statements and disclosures.

Item 9.  Change in and disagreements with accountants on accounting and financial disclosures

None.

Item 9A.  Controls and Procedures

Management’s Assessment of the Effectiveness of Disclosure Controls and Procedures

As required by SEC rules, our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Our Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by SEC rules, our management evaluated the effectiveness of our internal control over financial reporting as defined in SEC Rule 13a-15 as of December 31, 2016. Our Chief Executive Officer and Chief Financial Officer participated in the evaluation, which was based upon the criteria for effective internal control over financial reporting included in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our management concluded that our internal control over financial reporting was  effective as of December 31, 2016.

The report by our independent registered public accounting firm, BKD LLP, on our internal control over financial reporting is included on page 97.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders

Southwest Bancorp, Inc.

Stillwater, Oklahoma

We have audited Southwest Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013 edition), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013 edition), issued by COSO.

We have also audited, in accordance with the standards of the PCAOB, the consolidated financial statements of the Company and our report dated March 9, 2017, expressed an unqualified opinion thereon.

/s/ BKD LLP Oklahoma City, Oklahoma March 9, 2017

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14.  pRINCIPAL aCCOUNTING fEES AND sERVICES

The information required by this Item is incorporated herein by reference to the Proxy Statement (Schedule 14A) for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1) Financial Statements.  The following financial statements are filed as part of this report:

Independent Registered Public Accounting Firm’s Reports for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Financial Condition at December 31, 2016 and 2015

Consolidated Statements of Operations for the Years Ended December 31, 2016,  2015, and 2014

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016,  2015, and 2014

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2016,  2015, and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016,  2015, and 2014

Notes to the Consolidated Financial Statements for the Years Ended December 31, 2016,  2015, and 2014

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

	10.6

Indemnification Agreements by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

	10.7	Director’s Deferred Compensation Plan by and between Southwest Bancorp, Inc. and James M. Johnson (incorporated by reference to Exhibit 10 to Current Report on Form 8-K filed January 3, 2007)
*	10.8

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

*	10.13

Amendment to Change of Control Agreement dated December 15, 2015 by and between Southwest Bancorp, Inc. and Priscilla Barnes (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 15, 2015)

*	10.14

Employment Agreement dated August 30, 2012 by and among Southwest Bancorp, Inc., the Stillwater National Bank and Trust Company, Bank of Kansas, and Mark W. Funke (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 5, 2012)

*	10.15

Amendment to Employment Agreement dated February 24, 2015 by and among Southwest Bancorp, Inc., Bank SNB, and Mark W. Funke (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 26, 2015

*	10.16

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

*	10.20	Description of Stillwater National Bank and Trust Company 2013 Elective Non-Qualified Deferred Compensation Plan (incorporated by reference to Current Report on Form 8-K filed December 27, 2012)
*	10.21	Description of Southwest Bancorp, Inc. Executive Leadership Team Incentive Plan (incorporated by reference to Current Report on Form 8-K filed December 27, 2012)
*	10.22	Description of Amendment to Southwest Bancorp, Inc. Executive Leadership Team Incentive Plan (incorporated by reference to Current Report on Form 8-K filed February 26, 2015)
*	10.23

Change of Control Agreement by and between Southwest Bancorp, Inc. and Brent Bates dated July 27, 2012 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013)

*	10.24	Amendment to Change of Control Agreement dated December 15, 2015 by and between Southwest Bancorp, Inc. and Brent Bates (filed herewith)
*	10.25

Change of Control Agreement by and between Southwest Bancorp, Inc. and Rusty LaForge dated July 27, 2012 (incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended December 31, 2013)

*	10.26	Amendment to Change of Control Agreement dated December 15, 2015 by and between Southwest Bancorp, Inc. and Rusty LaForge (filed herewith)
	10.27

Agreement and Plan of Reorganization, dated as of May 27, 2015, by and among Southwest Bancorp, Inc., First Commercial Bancshares, Inc., and First Commercial Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 27, 2015)

	10.28

First Amendment to Agreement and Plan of Reorganization, dated as of June 23, 2015, by and among Southwest Bancorp, Inc., First Commercial Bancshares, Inc., and First Commercial Bank (incorporated by reference to Exhibit 2.2 to Registration Statement on Form S-4 (File No. 333-205521))

	10.29

Agreement and Plan of Merger by and between Southwest and Simmons First National Corporation, dated as of December 14, 2016 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed December 14, 2016)

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

SOUTHWEST BANCORP, INC.

March 9, 2017	by: /s/ Mark W. Funke
Mark W. Funke
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Officers

/s/ Mark W. Funke	March 9, 2017
Mark W. Funke
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ Joe T. Shockley, Jr.	March 9, 2017
Joe T. Shockley, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Directors

/s/ James E. Berry, II	March 9, 2017	/s/ James M. Johnson	March 9, 2017
James E. Berry, II		James M. Johnson

/s/ Thomas D. Berry	March 9, 2017	/s/ Larry J. Lanie	March 9, 2017
Thomas D. Berry		Larry J. Lanie

/s/ John M. Cohlmia	March 9, 2017	/s/ James M Morris, II	March 9, 2017
John Cohlmia		James M. Morris, II

/s/ David S. Crockett, Jr.	March 9, 2017	/s/ Kayse M. Shrum, D.O.	March 9, 2017
David S. Crockett, Jr.		Kayse M. Shrum, D.O.

/s/ Steven C. Davis	March 9, 2017	/s/ Russell W. Teubner	March 9, 2017
Steven C. Davis		Russell W. Teubner

/s/ Patrice Douglas	March 9, 2017
Patrice Douglas