Form 10-Q
period 2017-03-31
SOUTHWEST BANCORP INC
filed 2017-05-05
CIK 914374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

 __________________

[ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

[  x ] YES[    ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” or an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]   Accelerated Filer [ x ]   Non-Accelerated Filer [  ]   Smaller Reporting Company [  ]   Emerging Growth Company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[    ] YES[ x ] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 5, 2017, the issuer has 18,687,109 shares of its Common Stock, par value $1.00, outstanding.

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

These forward-looking statements are subject to significant uncertainties because they are based upon: the amount and timing of future changes in interest rates, market behavior, and other economic conditions, future laws,  regulations and accounting principles; changes in effective tax rates or the expiration of favorable tax provisions; changes in regulatory standards and examination policies; and a variety of other matters.  These other matters include, among other things, the direct and indirect effects of economic conditions on interest rates, credit quality, loan demand, liquidity, and monetary and supervisory policies of banking regulators.  Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward-looking statements.  In addition, our past growth and performance do not necessarily indicate our future results.    For other factors, risks, and uncertainties that could cause actual results to differ materially from estimates and projections contained in forward-looking statements, please read the “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

 SOUTHWEST BANCORP, INC.

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2017	2016
(Dollars in thousands)	(unaudited)
Assets:
Cash and due from banks	$28,400	$36,831
Interest-bearing deposits	36,702	38,819
Cash and cash equivalents	65,102	75,650
Securities held to maturity (fair values of $10,680 and $10,677, respectively)	10,413	10,443
Securities available for sale (amortized cost of $422,672 and $427,113, respectively)	422,640	426,218
Loans held for sale	4,980	4,386
Loans receivable	1,931,463	1,872,746
Less: Allowance for loan losses	(27,543)	(27,546)
Net loans receivable	1,903,920	1,845,200
Accrued interest receivable	6,357	6,194
Non-hedge derivative asset	2,043	1,235
Premises and equipment, net	22,341	22,808
Other real estate	350	350
Goodwill	13,545	13,545
Other intangible assets, net	5,693	5,790
Bank owned life insurance	28,795	28,575
Other assets	36,415	34,998
Total assets	$2,522,594	$2,475,392

Liabilities:
Deposits:
Noninterest-bearing demand	$541,021	$551,709
Interest-bearing demand	177,676	152,656
Money market accounts	591,368	567,058
Savings accounts	58,387	56,410
Time deposits of $100,000 or more	353,244	360,307
Other time deposits	255,569	257,878
Total deposits	1,977,265	1,946,018
Accrued interest payable	1,190	1,132
Non-hedge derivative liability	2,043	1,235
Other liabilities	10,144	10,171
Other borrowings	194,645	183,814
Subordinated debentures	46,393	46,393
Total liabilities	2,231,680	2,188,763
Shareholders' equity:
Common stock - $1 par value; 40,000,000 shares authorized;
21,260,934 and 21,230,714 shares issued, respectively	21,261	21,231
Additional paid in capital	123,417	123,112
Retained earnings	188,638	184,840
Accumulated other comprehensive loss	(302)	(907)
Treasury stock, at cost; 2,571,912 and 2,555,987 shares, respectively	(42,100)	(41,647)
Total shareholders' equity	290,914	286,629
Total liabilities & shareholders' equity	$2,522,594	$2,475,392

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Operations

	For the three months
	ended March 31,
(Dollars in thousands, except earnings per share data)	2017	2016
Interest income:
Interest and fees on loans	$20,944	$20,030
Investment securities:
U.S. government and agency obligations	269	296
Mortgage-backed securities	1,123	1,077
State and political subdivisions	339	348
Other securities	321	244
Other interest-earning assets	75	53
Total interest income	23,071	22,048

Interest expense:
Interest-bearing demand	90	62
Money market accounts	472	321
Savings accounts	19	19
Time deposits of $100,000 or more	810	367
Other time deposits	449	538
Other borrowings	478	309
Subordinated debentures	590	592
Total interest expense	2,908	2,208

Net interest income	20,163	19,840

Provision for loan losses	1,776	4,375
Net interest income after provision for loan losses	18,387	15,465

Noninterest income:
Service charges and fees	2,681	2,549
Gain on sales of mortgage loans, net	552	401
Gain on sales/calls of investment securities, net	451	126
Other noninterest income	1,196	339
Total noninterest income	4,880	3,415

Noninterest expense:
Salaries and employee benefits	9,900	9,342
Occupancy	2,373	2,671
Data processing	409	470
FDIC and other insurance	273	368
Other real estate, net	3	13
Provision (credit) for unfunded loan commitments	(388)	215
General and administrative	2,733	2,917
Total noninterest expense	15,303	15,996
Income before taxes	7,964	2,884
Taxes on income	2,685	1,015
Net income	$5,279	$1,869

Basic earnings per common share	$0.28	$0.10
Diluted earnings per common share	0.28	0.10
Common dividends declared per share	0.08	0.08

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

	For the three months
	ended March 31,
(Dollars in thousands)	2017	2016

Net income	$5,279	$1,869

Other comprehensive income:
Unrealized holding gain on available for sale securities	863	3,111
Reclassification adjustment for net gains arising during the period	-	(126)
Change in fair value of derivative used for cash flow hedge	157	116
Other comprehensive income, before tax	1,020	3,101
Tax expense related to items of other comprehensive
income	(415)	(1,265)
Other comprehensive income, net of tax	605	1,836
Comprehensive income	$5,884	$3,705

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

	For the three months
	ended March 31,
(Dollars in thousands)	2017	2016
Operating activities:
Net income	$5,279	$1,869
Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	1,776	4,375
Deferred tax expense	745	-
Asset depreciation	610	718
Securities premium amortization, net of discount accretion	881	706
Amortization of intangibles	229	630
Restricted stock amortization expense	200	201
Net gain on sales/calls of investment securities	(451)	(126)
Net gain on sales of mortgage loans	(552)	(401)
Net (gain) loss on sales of premises/equipment	3	(2)
Proceeds from sales of held for sale loans	25,581	23,165
Held for sale loans originated for resale	(25,866)	(17,109)
Net changes in assets and liabilities:
Accrued interest receivable	(163)	(71)
Bank owned life insurance	(220)	(229)
Other assets	(1,151)	(3,801)
Accrued interest payable	58	27
Other liabilities	1,319	1,290
Net cash provided by operating activities	8,278	11,242
Investing activities:
Proceeds from sales of available for sale securities	-	22,804
Proceeds from principal repayments, calls, and maturities:
Available for sale securities	20,219	13,925
Purchases of available for sale securities	(16,629)	(45,226)
Net purchases of FHLB stock	(2,115)	(559)
Loans originated, net of principal repayments	(60,642)	(11,208)
Purchases of premises and equipment	(146)	(453)
Proceeds from sales of premises and equipment	-	23
Net cash used in investing activities	(59,313)	(20,694)
Financing activities:
Net increase in deposits	31,247	11,143
Net increase in other borrowings	10,831	6,836
Net proceeds from issuance of common stock	335	191
Purchases of treasury stock	(453)	(12,750)
Redemption of trust preferred securities	-	(5,155)
Common stock dividends paid	(1,472)	(1,588)
Preferred stock dividends paid	(1)	(1)
Net cash provided by (used in) financing activities	40,487	(1,324)
Net decrease in cash and cash equivalents	(10,548)	(10,776)
Cash and cash equivalents:
Beginning of period	75,650	78,129
End of period	$65,102	$67,353

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders'
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income Gain/(Loss)	Stock	Equity
Balance, December 31, 2015	20,006,802	$21,138	$121,966	$173,210	$(1,290)	$(18,926)	$296,098

Dividends declared:
Preferred	-	-	-	(1)	-	-	(1)
Common, $0.08 per share	-	-	-	(1,582)	-	-	(1,582)
Net common stock issued under
employee plans and related tax expense	87,006	87	104	-	-	-	191
Other comprehensive income, net of tax	-	-	-	-	1,836	-	1,836
Treasury shares purchased	(808,763)	-	-	-	-	(12,750)	(12,750)
Net income	-	-	-	1,869	-	-	1,869

Balance, March 31, 2016	19,285,045	$21,225	$122,070	$173,496	$546	$(31,676)	$285,661

Balance, December 31, 2016	18,674,727	$21,231	$123,112	$184,840	$(907)	$(41,647)	$286,629

Dividends declared:
Preferred	-	-	-	(1)	-	-	(1)
Common, $0.08 per share	-	-	-	(1,480)	-	-	(1,480)
Net common stock issued under
employee plans and related tax expense	30,220	30	305	-	-	-	335
Other comprehensive income, net of tax	-	-	-	-	605	-	605
Treasury shares purchased	(15,925)	-	-	-	-	(453)	(453)
Net income	-	-	-	5,279	-	-	5,279

Balance, March 31, 2017	18,689,022	$21,261	$123,417	$188,638	$(302)	$(42,100)	$290,914

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1:  SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal recurring adjustments. The results of operations for the three months ended March 31, 2017, and the cash flows for the three months ended March 31, 2017, should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying unaudited consolidated financial statements include the accounts of Southwest Bancorp, Inc. (“we”, “our”, “us”, “Southwest”), and our consolidated subsidiaries, including our banking subsidiary Bank SNB, an Oklahoma state banking corporation (“Bank SNB”), and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

In accordance with Accounting Standards Codification (“ASC”) 855, Subsequent Events,  we have evaluated subsequent events for potential recognition and disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

NOTE 2:  INVESTMENT SECURITIES

A summary of the amortized cost and fair values of investment securities at March 31, 2017 and December 31, 2016 follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At March 31, 2017
Held to Maturity:
Obligations of state and political subdivisions	$10,413	$269	$(2)	$10,680
Total	$10,413	$269	$(2)	$10,680

Available for Sale:
Federal agency securities	$66,633	$256	$(190)	$66,699
Obligations of state and political subdivisions	45,952	565	(105)	46,412
Residential mortgage-backed securities	281,179	582	(1,498)	280,263
Asset-backed securities	8,890	11	(34)	8,867
Corporate debt	20,018	442	(61)	20,399
Total	$422,672	$1,856	$(1,888)	$422,640

At December 31, 2016
Held to Maturity:
Obligations of state and political subdivisions	$10,443	$242	$(8)	$10,677
Total	$10,443	$242	$(8)	$10,677

Available for Sale:
Federal agency securities	$69,691	$201	$(198)	$69,694
Obligations of state and political subdivisions	46,105	461	(191)	46,375
Residential mortgage-backed securities	282,035	573	(1,966)	280,642
Asset-backed securities	9,265	-	(88)	9,177
Corporate debt	20,017	385	(72)	20,330
Total	$427,113	$1,620	$(2,515)	$426,218

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association. Other securities consist of corporate stock.

Securities with limited marketability, such as Federal Reserve Bank stock, Federal Home Loan Bank (“FHLB”) stock, and certain other investments, are carried at cost and included in other assets on the consolidated statements of financial condition. Total investments carried at cost were $16.6 million and $14.6 million at March 31, 2017 and December 31, 2016, respectively. There are no identified events or changes in circumstances that may have a significant adverse effect on the investments carried at cost.

A comparison of the amortized cost and approximate fair value of our investment securities by maturity date at March 31, 2017 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
One year or less	$10,916	$10,941	$-	$-
More than one year through five years	253,317	253,341	9,273	9,530
More than five years through ten years	104,901	104,627	1,140	1,150
More than ten years	53,538	53,731	-	-
Total	$422,672	$422,640	$10,413	$10,680

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

Gain or loss on sale of investments is based upon the specific identification method. The table below shows the proceeds, gross realized gains and gross realized losses recognized on the investment portfolio for the three months ended March 31, 2017 and March 31, 2016.  Proceeds from sales recognized during the three months ended March 31, 2017 resulted from the sale of a private equity investment carried at cost and recorded in other assets. Proceeds from sales during the three months ended March 31, 2016 resulted from a slight restructuring of our investment portfolio.

	For the three months
	ended March 31,
(Dollars in thousands)	2017	2016
Proceeds from sales	$601	$22,804
Gross realized gains	451	172
Gross realized losses	-	(46)

The following table shows securities with gross unrealized losses and their fair values by the length of time that the individual securities had been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016. Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
		Amortized cost of	Loss Existing for:		Fair value of
	Number of	securities with	Less Than	More Than	securities with
(Dollars in thousands)	Securities	unrealized losses	12 Months	12 Months	unrealized losses
At March 31, 2017
Held to Maturity:
Obligations of state and political subdivisions	5	$442	$(2)	$-	$440
	5	$442	$(2)	$-	$440

Available for Sale:
Federal agency securities	14	$34,729	$(111)	$(79)	$34,539
Obligations of state and political subdivisions	18	9,739	(57)	(48)	9,634
Residential mortgage-backed securities	86	200,195	(1,183)	(315)	198,697
Asset-backed securities	1	3,952	-	(34)	3,918
Corporate debt	2	5,007	-	(61)	4,946
Total	121	$253,622	$(1,351)	$(537)	$251,734

At December 31, 2016
Held to Maturity:
Obligations of state and political subdivisions	7	$1,987	$(8)	$-	$1,979
	7	$1,987	$(8)	$-	$1,979

Available for Sale:
Federal agency securities	13	$34,734	$(111)	$(87)	$34,536
Obligations of state and political subdivisions	36	18,283	(145)	(46)	18,092
Residential mortgage-backed securities	89	225,986	(1,618)	(348)	224,020
Asset-backed securities	3	9,265	-	(88)	9,177
Corporate debt	2	5,005	-	(72)	4,933
Total	143	$293,273	$(1,874)	$(641)	$290,758

We evaluate all securities on an individual basis for other-than-temporary impairment on at least a quarterly basis. Consideration is given to the length of time and the amount by which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for an anticipated recovery in fair value.

We have the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities. Furthermore, as of March 31, 2017, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not likely that we will have to sell any such securities before a recovery of cost. The declines in fair value were attributable to recent increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates. Management does not believe any of the securities are impaired due to credit quality. Accordingly, as of March 31, 2017, management believes the impairment of these investments is not deemed to be other-than-temporary.

As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, and borrowings from the FHLB. Securities with an amortized cost of $203.1 million and $199.0 million were pledged to meet such requirements at March 31, 2017 and December 31, 2016, respectively. Any amount over-pledged can be released at any time.

NOTE 3:  LOANS AND ALLOWANCE FOR LOAN LOSSES

We extend commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, Kansas, and Colorado. Our commercial lending operations are concentrated in Oklahoma City, Tulsa, Dallas, Wichita, and other metropolitan markets in Oklahoma, Texas, Kansas, and Colorado. As a result, the collectability of our loan portfolio can be affected by changes in the economic conditions in those states and markets.  See “Note 9:   Operating Segments” in the Notes to Unaudited Consolidated Financial Statements for more detail regarding loans by market. At March 31, 2017 and December 31, 2016, substantially all of our loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.

Our loan classifications were as follows:

(Dollars in thousands)	At March 31, 2017	At December 31, 2016
Real estate mortgage:
Commercial	$925,458	$882,071
One-to-four family residential	210,495	199,123
Real estate construction:
Commercial	193,937	199,113
One-to-four family residential	18,426	20,946
Commercial	570,001	556,248
Installment and consumer	18,126	19,631
	1,936,443	1,877,132
Less: Allowance for loan losses	(27,543)	(27,546)
Total loans, net	1,908,900	1,849,586
Less: Loans held for sale (included above)	(4,980)	(4,386)
Net loans receivable	$1,903,920	$1,845,200

Concentrations of Credit.  At March 31, 2017, $625.9 million, or 32%, and  $431.6 million, or 22%, of  our loans consisted of loans to individuals and businesses in the real estate and healthcare industries, respectively.  We do not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Loans Held for Sale.  We had loans held for sale of $5.0 million and $4.4 million at March 31, 2017 and December 31, 2016, respectively. The loans currently classified as held for sale, primarily residential mortgage loans, are carried at the lower of cost or market value. A substantial portion of our one-to-four family residential loans and loan servicing rights are sold to one buyer. These mortgage loans are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan. These loans are available for sale in the secondary market.

Loan Servicing.  We earn fees for servicing real estate mortgages and other loans owned by others. The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned. The unpaid principal balance of real estate mortgage loans serviced for others totaled $459.0 million and $460.6 million at March 31, 2017 and December 31, 2016, respectively. Loan servicing rights are capitalized based on estimated fair value at the point of origination. The servicing rights are amortized over the period of estimated net servicing income.

Acquired Loans.    On October 9, 2015, we completed the acquisition of First Commercial Bancshares (“Bancshares”) by merging Bancshares with and into us (the “Bancshares Merger”). In connection with the Bancshares Merger, First Commercial Bank was merged with and into Bank SNB, with Bank SNB being the surviving bank. We evaluated $200.0 million of the loans purchased in conjunction with the merger in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs, and those loans were recorded with a $4.5 million discount. As a result, the fair value discount on these loans is being accreted into interest income over the weighted average life of the loans using a constant yield method. The remaining $7.8 million of loans evaluated were considered purchased credit impaired loans within the provisions of FASB ASC Topic 310-30,  Loans and Debt Securities Acquired with Deteriorated Credit Quality, and were recorded with a $3.3 million discount. These purchased credit impaired loans will recognize interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows.

Changes in the carrying amounts and accretable yields for all ACS 310-30 loans that were acquired were as follows for the three months ended March 31, 2017 and March 31, 2016:

	For the three months ended March 31,
	2017		2016
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$630	$4,632	$807	$7,914
Payments received	-	(815)		(504)
Net charge-offs	-	-	-	(122)
Accretion	(143)	-	(65)	-
Balance at end of period	$487	$3,817	$742	$7,288

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

The following table shows the recorded investment in loans on nonaccrual status:

(Dollars in thousands)	At March 31, 2017	At December 31, 2016
Real estate mortgage:
Commercial	$570	$6,471
One-to-four family residential	2,730	2,766
Real estate construction:
Commercial	522	522
One-to-four family residential	448	448
Commercial	12,182	5,949
Other consumer	29	111
Total nonaccrual loans	$16,481	$16,267

During the first three months of 2017,  $0.1 million of interest income was received on nonaccruing loans. If interest on all nonaccrual loans had been accrued for the three months ended March 31, 2017, additional interest income of $0.2 million would have been recorded.

The following table shows an age analysis of past due loans at March 31, 2017 and December 31, 2016:

		90 days +				Recorded loans
	30-89 days	past due and	Total past		Total	> 90 days and
(Dollars in thousands)	past due	nonaccrual	due	Current	loans	accruing
At March 31, 2017
Real estate mortgage:
Commercial	$1,616	$570	$2,186	$923,272	$925,458	$-
One-to-four family residential	376	2,838	3,214	207,281	210,495	108
Real estate construction:
Commercial	-	522	522	193,415	193,937	-
One-to-four family residential	-	448	448	17,978	18,426	-
Commercial	1,924	12,183	14,107	555,894	570,001	1
Other	295	30	325	17,801	18,126	1
Total	$4,211	$16,591	$20,802	$1,915,641	$1,936,443	$110

At December 31, 2016
Real estate mortgage:
Commercial	$24	$6,472	$6,496	$875,575	$882,071	$-
One-to-four family residential	631	2,903	3,534	195,589	199,123	138
Real estate construction:
Commercial	-	522	522	198,591	199,113	-
One-to-four family residential	-	448	448	20,498	20,946	-
Commercial	2,530	6,142	8,672	547,576	556,248	193
Other	359	123	482	19,149	19,631	12
Total	$3,544	$16,610	$20,154	$1,856,978	$1,877,132	$343

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

Impaired loans as of March 31, 2017 and December 31, 2016 are shown in the following table:

	With No Specific Allowance		With A Specific Allowance
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Investment	Balance	Allowance
At March 31, 2017
Commercial real estate	$1,676	$3,212	$-	$-	$-
One-to-four family residential	1,152	1,434	1,593	1,617	63
Real estate construction	523	654	447	517	40
Commercial	707	2,571	11,493	14,023	3,481
Other	29	34	-	-	-
Total	$4,087	$7,905	$13,533	$16,157	$3,584

At December 31, 2016
Commercial real estate	$1,536	$3,057	$6,053	$6,529	$2,219
One-to-four family residential	1,188	1,535	1,593	1,698	63
Real estate construction	762	926	207	245	40
Commercial	1,032	2,861	4,963	7,480	1,346
Other	111	115	-	-	-
Total	$4,629	$8,494	$12,816	$15,952	$3,668

The average recorded investment of loans classified as impaired and the interest income recognized on those loans for the three months ended March 31, 2017 and March 31, 2016 are shown in the following table:

	As of and for the three months ended March 31,
	2017		2016
	Average		Average
	Recorded	Interest	Recorded	Interest
(Dollars in thousands)	Investment	Income	Investment	Income
Commercial real estate	$2,766	$33	$25,133	$252
One-to-four family residential	3,245	1	4,067	-
Real estate construction	1,044	-	1,539	-
Commercial	8,360	91	13,169	8
Other	29	-	80	-
Total	$15,444	$125	$43,988	$260

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

Troubled debt restructured loans outstanding as of March 31, 2017 and December 31, 2016 were as follows:

	At March 31, 2017		At December 31, 2016
(Dollars in thousands)	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial real estate	$1,106	$280	$1,118	$475
One-to-four family residential	15	45	15	46
Commercial	18	3,243	45	3,323
Total	$1,139	$3,568	$1,178	$3,844

At March 31, 2017 and December 31, 2016,  we had no significant commitments to lend additional funds to debtors whose loan terms had been modified in a  troubled debt restructuring.

Loans modified as troubled debt restructurings that occurred during the three months ended March 31, 2017 and March 31, 2016 are shown in the following table:

	For the three months ended March 31,
	2017		2016
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial	-	-	1	260
Total	-	$-	1	$260

The modifications of loans identified as troubled debt restructurings primarily related to payment reductions, payment extensions, and/or reductions in the interest rate. The financial impact of troubled debt restructurings is not significant.

There were no loans modified as a troubled debt restructuring that subsequently defaulted during the three months ended March 31, 2017 or March 31, 2016. Default, for this purpose, is deemed to occur when a loan is 90 days or more past due or transferred to nonaccrual and is within twelve months of restructuring.

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

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans. As of March 31, 2017 and December 31, 2016, based on the most recent analysis performed as of those dates, the risk category of loans by class was as follows:

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At March 31, 2017
Grade:
Pass	$894,735	$203,837	$201,854	$508,938	$18,097	$1,827,461
Special Mention	17,986	1,973	8,951	21,509	-	50,419
Substandard	12,737	4,685	1,558	39,257	29	58,266
Doubtful	-	-	-	297	-	297
Total	$925,458	$210,495	$212,363	$570,001	$18,126	$1,936,443

At December 31, 2016
Grade:
Pass	$857,290	$192,395	$210,780	$498,039	$19,518	$1,778,022
Special Mention	4,479	1,983	7,720	24,639	-	38,821
Substandard	20,302	4,745	1,559	33,175	113	59,894
Doubtful	-	-	-	395	-	395
Total	$882,071	$199,123	$220,059	$556,248	$19,631	$1,877,132

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

The general component of the allowance is calculated based on ASC 450, Contingencies.  Loans not evaluated for specific allowance are segmented into loan pools by type of loan.  Commercial real estate pools are further segmented by market type for non-owner occupied and owner occupied collateral. Our primary markets are Oklahoma, Texas, Kansas, and Colorado. Estimated allowances are based on historical loss trends with adjustments factored in based on qualitative risk factors both internal and external to us.  The historical loss trend is determined by loan pool and segmentation and is based on the actual loss history experienced by us over the most recent three years. The qualitative risk factors include, but are not limited to, economic and business conditions, changes in lending staff, lending policies and procedures, quality of loan review, changes in the nature and volume of the portfolios, loss and recovery trends, asset quality trends, and legal and regulatory considerations.

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

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At March 31, 2017
Balance at beginning of fiscal year	$12,507	$1,163	$3,502	$10,058	$316	$27,546
Loans charged-off	(2,029)	-	-	(12)	(116)	(2,157)
Recoveries	182	55	-	117	24	378
Provision for loan losses	1,353	2	(347)	676	92	1,776
Balance at end of period	$12,013	$1,220	$3,155	$10,839	$316	$27,543

Allowance for loan losses ending balance:
Individually evaluated for impairment	$-	$63	$-	$3,481	$-	$3,544
Collectively evaluated for impairment	12,013	1,157	3,115	7,358	316	23,959
Acquired with deteriorated credit quality	-	-	40	-	-	40
Total ending allowance balance	$12,013	$1,220	$3,155	$10,839	$316	$27,543

Loans receivable ending balance:
Individually evaluated for impairment	$712	$1,762	$390	$11,789	$-	$14,653
Collectively evaluated for impairment	922,999	207,541	211,318	557,989	18,126	1,917,973
Acquired with deteriorated credit quality	1,747	1,192	655	223	-	3,817
Total ending loans balance	$925,458	$210,495	$212,363	$570,001	$18,126	$1,936,443

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At March 31, 2016
Balance at beginning of fiscal year	$12,716	$700	$2,533	$9,965	$192	$26,106
Loans charged-off	(14)	(84)	-	(3,553)	(74)	(3,725)
Recoveries	201	43	-	145	23	412
Provision for loan losses	(1,782)	216	367	5,517	57	4,375
Balance at end of period	$11,121	$875	$2,900	$12,074	$198	$27,168

Allowance for loan losses ending balances:
Individually evaluated for impairment	$914	$135	$40	$3,038	$-	$4,127
Collectively evaluated for impairment	10,207	740	2,860	9,036	198	23,041
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$11,121	$875	$2,900	$12,074	$198	$27,168

Loans receivable ending balance:
Individually evaluated for impairment	$20,341	$560	$390	$13,153	$43	$34,487
Collectively evaluated for impairment	854,097	155,892	179,489	530,203	20,428	1,740,109
Acquired with deteriorated credit quality	4,384	1,626	777	466	35	7,288
Total ending loans balance	$878,822	$158,078	$180,656	$543,822	$20,506	$1,781,884

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

The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on our estimated fair value amounts. There were no significant changes in valuation methods used to estimate fair value during the three months ended March 31, 2017.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At March 31, 2017
Available for sale securities:
Federal agency securities	$66,699	$-	$66,699	$-
Obligations of state and political subdivisions	46,412	-	46,412	-
Residential mortgage-backed securities	280,263	-	280,263	-
Asset-backed securities	8,867	-	8,867	-
Corporate debt	20,399	214	20,185	-

Derivative asset	2,043	-	2,043	-
Derivative liability	(2,541)	-	(2,541)	-
Total	$422,142	$214	$421,928	$-

At December 31, 2016
Available for sale securities:
Federal agency securities	$69,694	$-	$69,694	$-
Obligations of state and political subdivisions	46,375	-	46,375	-
Residential mortgage-backed securities	280,642	-	280,642	-
Asset-backed securities	9,177	-	9,177	-
Corporate debt	20,330	213	20,117	-

Derivative asset	1,235	-	1,235	-
Derivative liability	(1,890)	-	(1,890)	-
Total	$425,563	$213	$425,350	$-

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

Assets that were measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016 are summarized below.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At March 31, 2017
Impaired loans at fair value :
One-to-four family residential	$1,593	$-	$-	$1,593
Real estate construction	447	-	-	447
Commercial	11,492	-	-	11,492

Loans held for sale:
One-to-four family residential	4,980	-	4,980	-
Total	$18,512	$-	$4,980	$13,532

At December 31, 2016
Impaired loans at fair value :
Commercial real estate	$6,053	$-	$-	$6,053
One-to-four family residential	1,593	-	-	1,593
Real estate construction	207	-	-	207
Commercial	5,357	-	-	5,357

Loans held for sale:
One-to-four family residential	4,386	-	4,386	-
Total	$17,596	$-	$4,386	$13,210

For the period ended March 31, 2017, impaired loans measured at fair value with a carrying amount of $17.1 million were written down to a fair value of $13.5 million, resulting in a life-to-date impairment of $3.6  million. For the year ended December 31, 2016, impaired loans measured at fair value with a carrying amount of $19.7 million were written down to a fair value of $13.2 million at December 31, 2016, resulting in a life-to-date impairment charge of $6.5 million.

No impairment was recognized for other real estate during the periods ended March 31, 2017 or December 31, 2016.

As of March 31, 2017,  mortgage servicing rights had a fair value of $4.5 million, which exceeded the book value of $3.5 million. Because the fair value exceeded the book value, there was no impairment charge at March 31, 2017. As of December 31, 2016, the mortgage servicing rights had a fair value of $4.2 million, which exceeded the book value of $3.5 million. Because the fair value exceeded the book value, there was no impairment charge at December 31, 2016.

No impairment of core deposit premiums or goodwill  was recognized during the periods ending March 31, 2017 or December 31, 2016.

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

Subordinated debentures – Our two subordinated debentures have floating rates that reset quarterly. The fair value of the floating rate subordinated debentures approximates carrying value at March 31, 2017.

The carrying values and estimated fair values of our financial instruments segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value were as follows:

	At March 31, 2017		At December 31, 2016
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$65,102	$65,102	$75,650	$75,650
Securities held to maturity	10,413	10,680	10,443	10,677
Accrued interest receivable	6,357	6,357	6,194	6,194
Mortgage loan servicing rights	3,516	4,490	3,491	4,159
Bank-owned life insurance	28,795	28,795	28,575	28,575
Investments included in other assets	16,624	16,624	14,627	14,627
Level 3 inputs:
Total loans, net of allowance	1,908,900	1,900,248	1,849,586	1,839,960
Financial liabilities:
Level 2 inputs:
Deposits	1,977,265	1,929,085	1,946,018	1,897,927
Accrued interest payable	1,190	1,190	1,132	1,132
Other liabilities	9,646	9,646	9,516	9,516
Other borrowings	194,645	194,743	183,814	183,926
Subordinated debentures	46,393	46,393	46,393	46,393

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

Customer Risk Management Interest Rate Swaps

Our qualified customers have the opportunity to participate in our interest rate swap program for the purpose of managing interest rate risk on their variable rate loans with us. If we enter into such agreements with customers, then offsetting agreements are executed between us and approved dealer counterparties to minimize our market risk from changes in interest rates. The counterparty contracts are identical to customer contracts, except for a fixed pricing spread or fee paid to us by the dealer counterparty and the differing collateral requirements. These interest rate swaps carry varying degrees of credit, interest rate and market or liquidity risks. The fair value of derivative instruments is recognized as either assets or liabilities in the consolidated statements of financial condition.

We have entered into fifteen customer interest rate swap agreements that effectively convert the loan interest rate from floating rate based on LIBOR or prime rate to a fixed rate for the customer. As of March 31, 2017, these loans had an outstanding balance of  $160.1 million. We have entered into offsetting agreements with dealer counterparties.  The following table summarizes the fair values of derivative contracts recorded as “non-hedge derivative assets” and “non-hedge derivative liabilities” in the consolidated statements of financial condition:

	As of March 31, 2017		At December 31, 2016
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Non-hedge derivative assets	$160,125	$2,043	$123,953	$1,235
Non-hedge derivative liabilities	160,125	2,043	123,953	1,235

The margin rates to us in connection with these instruments are a contractual percentage over the one-month LIBOR or a minimal percentage under the prime rate.  From time to time, it may be necessary to post collateral with our dealer counterparties to secure the market values of these contracts. As of March 31, 2017, there was no collateral requirement with any of our dealer counterparties given the market values of these contracts. These interest rate swaps are not designated as hedging instruments.

Interest Rate Swap

We have an interest rate swap agreement with a total notional amount of $25.0 million. The interest rate swap contract was designated as a hedging instrument in cash flow hedges with the objective of protecting the overall cash flow from our quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven-year period beginning February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month London Interbank Offered Rate (“LIBOR”). Under the swap, we pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85% on a total notional amount of $25.0 million, with quarterly settlements.  The rate received by us as of March 31, 2017 was 3.87%.

The estimated fair value of the interest rate swap contract outstanding as of March 31, 2017 and December 31, 2016 resulted in a pre-tax loss of $0.5 million and $0.7 million, respectively, and was included in other liabilities in the consolidated statements of financial condition. We obtained the counterparty valuation to validate the interest rate derivative contract as of March 31, 2017 and December 31, 2016.

The effective portion of our gain or loss due to changes in the fair value of the interest rate swap contract, a $0.1 million loss for both the three months ended March 31, 2017 and March 31, 2016, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense. No ineffectiveness related to the interest rate derivative was recognized during either reporting period.

Net cash outflows as a result of the interest rate swap contract were $0.1 million for both the three months ended March 31, 2017 and March 31, 2016 and were included in interest expense on subordinated debentures.

We posted cash collateral with our counterparty related to the interest rate swap contract in excess of the required $0.6 million and $0.7 million at March 31, 2017 and December 31, 2016, respectively.

There are no credit-risk-related contingent features associated with our derivative contract.

NOTE 6:  TAXES ON INCOME

Net deferred tax assets totaled $12.0 million at March 31, 2017 and $13.2 million at December 31, 2016. Net deferred tax assets are included in other assets and no valuation allowance is considered necessary.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal or state tax examinations for years before 2013.

NOTE 7:  SHAREHOLDERS’ EQUITY

Stock Repurchase Program

On May 25, 2016, the Board authorized our fourth stock repurchase program since August 2014. The program authorizes the repurchase of up to another 5.0%, or approximately 921,000 shares, of our outstanding common stock and became effective February 23, 2017, which was the original expiration date of the third program. During the first quarter of 2017, we have made no repurchases. During 2016, we repurchased 1,398,026 shares for a total of $22.1 million, and since August 2014, we have repurchased a total of 2,519,584 shares for a total of $40.8 million. Repurchases under the program are available at the discretion of management based upon market, business, legal, and other factors. Our ability to repurchase our common stock is limited during the time that our planned merger with Simmons First National Corporation is pending.

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

The following table shows the computation of basic and diluted earnings per common share:

	For the three months
	ended March 31,
(Dollars in thousands, except earnings per share data)	2017	2016
Numerator:
Net income	$5,279	$1,869
Earnings allocated to participating securities	(83)	(26)
Numerator for earnings per common share	$5,196	$1,843

Denominator:
Denominator for basic earnings per common share	18,363,405	19,257,445
Dilutive effect of stock compensation	169,094	10,028
Denominator for diluted earnings per common share	18,532,499	19,267,473
Earnings per common share:
Basic	$0.28	$0.10
Diluted	$0.28	$0.10

NOTE 9:   OPERATING SEGMENTS

We operate four principal segments:  Oklahoma Banking, Texas Banking, Kansas Banking, and Other Operations. The Oklahoma Banking segment provides deposit and lending services, including residential mortgage lending services to customers. Due to its size and our management structure, our Colorado banking operations are included within the Oklahoma Banking segment.  The Texas Banking segment and the Kansas Banking segment provide deposit and lending services. Other Operations includes our funds management unit and corporate investments.

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

For the three months ended March 31, 2017
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations*	Company
Net interest income (loss)	$12,794	$6,088	$1,558	$(277)	$20,163
Provision (credit) for loan losses	1,422	491	(134)	(3)	1,776
Noninterest income	3,260	456	302	862	4,880
Noninterest expenses	9,697	3,197	1,407	1,002	15,303
Income (loss) before taxes	4,935	2,856	587	(414)	7,964
Taxes on income (loss)	1,663	963	198	(139)	2,685
Net income (loss)	$3,272	$1,893	$389	$(275)	$5,279

* Includes externally generated revenue of $1.3 million, primarily from investing services, and an internally generated loss of $0.7 million from the funds management unit.

Total loans at period end	$1,153,417	$639,945	$143,081	$-	$1,936,443
Total assets at period end	1,189,746	636,350	141,939	554,559	2,522,594
Total deposits at period end	1,358,251	192,867	159,828	266,319	1,977,265

For the three months ended March 31, 2016
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations*	Company
Net interest income (loss)	$12,938	$5,566	$1,828	$(492)	$19,840
Provision for loan losses	260	1,915	2,199	1	4,375
Noninterest income	2,195	302	318	600	3,415
Noninterest expenses	9,960	3,731	1,417	888	15,996
Income (loss) before taxes	4,913	222	(1,470)	(781)	2,884
Taxes on income (loss)	1,729	78	(517)	(275)	1,015
Net income (loss)	$3,184	$144	$(953)	$(506)	$1,869

* Includes externally generated revenue of $0.9 million, primarily from investing services, and an internally generated loss of $0.8 million from the funds management unit.

Total loans at period end	$1,060,483	$560,421	$160,980	$-	$1,781,884
Total assets at period end	1,105,545	556,405	160,031	538,838	2,360,819
Total deposits at period end	1,359,179	195,593	130,283	210,193	1,895,248

NOTE 10:  COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance-Sheet Risk

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

As of March 31, 2017 and December 31, 2016, our loan commitments were $421.9 million and $429.4 million, respectively. As of March 31, 2017 and December 31, 2016, our standby letters of credit obligations were $6.2 million and $7.2 million, respectively.

Customer Risk Management Interest Rate Swap

On September  9, 2014, we entered into an agreement to provide one of our commercial borrowers a customer interest rate swap that effectively converts the borrower’s loan interest rate from  a floating rate based on LIBOR to a fixed rate. As of March 31, 2017, the floating rate loan had an outstanding balance of $14.5 million.  The option to execute the swap is conditioned on the borrower’s compliance with the loan and swap agreements, and will be subject to the terms of the International Swaps and Derivatives Association Master Agreement.  The fixed payment amount will be based on the market rates at the time of execution, and it is our intention to simultaneously execute an offsetting trade with an approved swap dealer counterparty with identical terms.

As of March 31, 2017 and December 31, 2016, we had eight risk participation agreements and seven risk participation agreements, respectively, with financial institution counterparties for interest rate swaps related to loans in which we are a participant.  The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. As of March 31, 2017 and December 31, 2016, the current notional amount for these transactions were $51.1 million and $34.7 million, respectively.

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

Simmons First National Corporation (Pending Merger)

On December 14, 2016, we entered into a Merger Agreement with Simmons First National Corporation (“Simmons”), an Arkansas corporation, pursuant to which, and subject to its terms and conditions, Simmons will acquire all of our outstanding capital stock for $95.0 million in cash and 7,250,000 shares of Simmons’s common stock, subject to potential adjustments. The completion of the Merger is subject to, among other things, regulatory and shareholder approval and other customary closing conditions.

NOTE 11:  NEW AUTHORITATIVE ACCOUNTING GUIDANCE

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

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805):  Clarifying the Definition of a Business.  The main objective of this new standard is to help financial statement preparers evaluate whether a set of transferred assets and activities (either acquired or disposed of) is a business. Accounting for a business combination differs significantly from that of an asset acquisition. Because the definition of a business affects acquisitions, disposals, goodwill, and consolidation, the revised definition of a business is generally expected to reduce the number of transactions that qualify as a business combination. This guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. The set is not a business if this screen is met. If this screen is not met, however, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. This guidance becomes effective for us on January 1, 2018, and we are evaluating the impact of this ASU on our financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04,  Intangibles—Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment.  The new guidance will simplify financial reporting because it eliminates the need to determine the fair value of individual assets and liabilities of a reporting unit to measure the goodwill impairment. This ASU simplifies how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Entities will still perform their annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the fair value exceeds the carrying amount, no impairment should be recorded. If a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charged based on that difference. Impairment losses on goodwill cannot be reversed once recognized. This guidance becomes effective for us on January 1, 2020, and we are evaluating the impact of this ASU on our financial statements and disclosures.

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20):  Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.  This ASU primarily defines in-substance nonfinancial assets and provides guidance for partial sales of nonfinancial assets. It also eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. This guidance becomes effective for us on January 1, 2019, and we are evaluating the impact of this ASU on our financial statements and disclosures.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities, which is intended to enhance the accounting for the amortization of premiums for purchased callable debt securities. This ASU amends the amortization period for certain callable debt securities held at a premium by more closely aligning the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities.  Previously, the premiums on callable debt securities generally were required to be amortized based on the maturity date.  Under this update, the premiums on certain callable debt securities held at a premium are to be amortized based on the earliest call date.  This update is effective for fiscal years beginning after December 15, 2018.  Early adoption is permitted.  The Company has elected to early adopt this update effective January 1, 2017, which did not have a material impact on our financial statements and disclosures.

SOUTHWEST BANCORP, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Southwest Bancorp, Inc. (“we”, “our”, “us”, or “Southwest”) is a financial holding company for Bank SNB, which has been providing banking services since 1894. Through Bank SNB, we have thirty full-service banking offices located primarily along the heavily populated areas on the I-35 corridor through Texas, Oklahoma, Kansas, and in Colorado.  In addition, we have a fully dedicated loan production office in Denver, Colorado. We focus on providing customers with exceptional service and meeting all of their banking needs by offering a wide variety of commercial and consumer banking services, including commercial and consumer lending, deposit services, specialized cash management, and other financial services and products. At March 31, 2017 we had total assets of $2.5 billion, deposits of $2.0 billion, and shareholders’ equity of $290.9 million.

On December 14, 2016, we entered into a Merger Agreement with Simmons, an Arkansas corporation, pursuant to which, and subject to its terms and conditions, Simmons will acquire all of our outstanding capital stock for $95.0 million in cash and 7,250,000 shares of Simmons’s common stock, subject to potential adjustments. The completion of the Merger is subject to, among other things, regulatory and shareholder approval and other customary closing conditions.

On May 25, 2016, the Board authorized our fourth stock repurchase program since August 2014. The program authorizes the repurchase of up to another 5.0%, or approximately 921,000 shares, of our outstanding common stock and became effective February 23, 2017, which was the original expiration date of the third program. During the first quarter of 2017, we have made no repurchases. During 2016, we repurchased 1,398,026 shares for a total of $22.1 million, and since August 2014, we have repurchased a total of 2,519,584 shares for a total of $40.8 million. Repurchases under the program are available at the discretion of management based upon market, business, legal, and other factors. Our ability to repurchase our common stock is limited during the time that our planned merger with Simmons is pending.

Our business operations are conducted through four operating segments that include Oklahoma Banking, Texas Banking, Kansas Banking, and Other Operations. Due to its size and our management structure, Colorado banking operations are included within our Oklahoma Banking segment. At March 31, 2017, the Oklahoma Banking segment accounted for $1.2 billion in loans, the Texas Banking segment accounted for $639.9 million in loans, and the Kansas Banking segment accounted for $143.1 million in loans. For additional information on the composition of our loans, see “Loans” in the “Financial Condition” section on page 30.  For additional information on our operating segments, see “Note 9: Operating Segments” in the Notes to Unaudited Consolidated Financial Statements.

Our common stock is traded on the NASDAQ Global Select Market under the symbol OKSB. We focus on converting our strategic vision into long-term shareholder value.

INDUSTRY FOCUS

Our area of expertise focuses on the special financial needs of: (i) healthcare and health professionals; (ii) commercial real estate borrowers, businesses and their managers and owners; (iii) commercial lending; and (iv) energy banking. The healthcare and real estate industries make up the majority of our loan and deposit portfolios. We conduct regular reviews of our current and potential healthcare and real estate lending and the appropriate concentrations within those industries based upon economic and regulatory conditions.

As of March 31, 2017,  $625.9 million, or 32%, of our loans were real estate industry loans. Economic factors that affect commercial real estate values include job growth, corporate profits, and business expansion. The unemployment rate, uncertainty over government regulation and fiscal policy, the rising cost of debt capital, and depressed oil and gas prices are all industry risk factors.

Our tactical focus on healthcare lending was established in 1974.  We provide credit and other remittance services, such as deposits, cash management, and document imaging for physicians and other healthcare practitioners to start or develop their practices and finance the development and purchase of medical offices, clinics, surgical care centers, hospitals, and similar facilities. As of March 31, 2017, $431.6 million, or 22%, of our loans were to individuals and businesses in the healthcare industry.

As of March 31, 2017, approximately 4% of our loan portfolio was concentrated in the oil and gas industry. Our exposure continues to be focused on production based companies and servicing companies, representing 83% and 17%, respectively, of our energy portfolio. If oil prices return to lower levels for an extended period, we could experience weaker energy loan demand and increased losses within our energy portfolio. Furthermore, a prolonged period of low or stagnant oil prices could have a negative impact on the economies of energy-dominant states such as Oklahoma and Texas. As a result, low oil prices could have an adverse effect on our business, financial condition, and results of operation. We have the ability to adjust the borrowing base on outstanding commitments based on market price and condition.

FINANCIAL CONDITION

Investment Securities

The following table shows the composition of the investment portfolio at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Federal agency securities	$66,699	$69,694	$(2,995)	(4.30)%
Obligations of state and political subdivisions	56,825	56,818	7	0.01
Residential mortgage-backed securities	280,263	280,642	(379)	(0.14)
Asset-backed securities	8,867	9,177	(310)	(3.38)
Corporate debt	20,399	20,330	69	0.34
Total	$433,053	$436,661	$(3,608)	(0.83)%

Loans

Total loans, including loans held for sale, were $1.9 billion at March 31, 2017. The following table shows the composition of the loan portfolio at the dates indicated:

(Dollars in thousands)	March 31, 2017	December 31, 2016	$ Change	% Change
Real estate mortgage
Commercial	$925,458	$882,071	$43,387	4.92%
One-to-four family residential	210,495	199,123	11,372	5.71
Real estate construction
Commercial	193,937	199,113	(5,176)	(2.60)
One-to-four family residential	18,426	20,946	(2,520)	(12.03)
Commercial	570,001	556,248	13,753	2.47
Installment and consumer
Other	18,126	19,631	(1,505)	(7.67)
Total loans	$1,936,443	$1,877,132	$59,311	3.16%

The composition of loans held for sale and a  reconciliation to total loans is shown in the following table:

	March 31,	December 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Loans held for sale:
One-to-four family residential	$4,980	$4,386	$594	13.54%
Total loans held for sale	4,980	4,386	594	13.54
Portfolio loans	1,931,463	1,872,746	58,717	3.14
Total loans	$1,936,443	$1,877,132	$59,311	3.16%

Allowance for Loan Losses

Management determines the appropriate level of the allowance for loan losses using an established methodology. Management believes the amount of the allowance is appropriate, based on our analysis. For additional information, see “Note 3:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements.

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

The composition of the allowance for loan losses, at the dates indicated, is shown in the following table:

	As of March 31, 2017			As of December 31, 2016
(Dollars in thousands)	Loan Balance	Allowance	Allowance %	Loan Balance	Allowance	Allowance %
Nonaccrual	$16,481	$3,584	21.7%	$16,267	$3,668	22.5%
Performing TDR	1,139	-	0.0	1,178	-	0.0
All other excluding loans held for sale	1,913,843	23,959	1.3	1,855,301	23,878	1.3
Total	$1,931,463	$27,543	1.4%	$1,872,746	$27,546	1.5%

The decrease in the allowance for nonaccrual loans was primarily the result of a $2.0 million charge-off that had been previously reserved, plus principal reductions and improvements in impaired loans, which was reduced by needed reserves on a few additional impaired credits. The allowance relating to the other loans reflects the consideration of improving portfolio loss trends and qualitative factors including management’s assessment of economic risk, asset quality trends, levels of potential problem loans, and loan concentrations in commercial real estate mortgage and construction loans.

The amount of the loan loss provision, or negative provision, for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs (recoveries) for the period. Net charge-offs for the first quarter of 2017 were $1.8 million, or 0.38% (annualized) of average portfolio loans, compared to net charge-offs of $3.3 million, or 0.75% (annualized) of average portfolio loans, for the first quarter of 2016. The provision for loan losses for the first quarter of 2017 was $1.8 million, representing a decrease of $2.6 million from the provision of $4.4 million recorded for the first quarter of 2016. The first quarter 2017 provision was driven by loan growth and an increase in reserves on a few classified loans.

Nonperforming Loans / Nonperforming Assets

At March 31, 2017, the allowance for loan losses was 166.01% of nonperforming loans, compared to 165.84% of nonperforming loans, at December 31, 2016. Nonaccrual loans, which comprise the majority of nonperforming loans, were $16.5 million as of March 31, 2017, an increase of $0.2 million, or 1%, from December 31, 2016. We have taken cumulative net charge-offs related to these nonaccrual loans of $3.0 million as of March 31, 2017. Nonaccrual loans at March 31, 2017 were comprised of 42 relationships and were primarily concentrated in commercial and industrial (73.92%) and residential real estate (16.56%). All nonaccrual loans are considered impaired and are carried at their estimated collectible amounts. These loans are believed to have sufficient collateral and are in the process of being collected.

(Dollars in thousands)	March 31, 2017	December 31, 2016
Nonaccrual loans:
Commercial real estate	$570	$6,471
One-to-four family residential	2,730	2,766
Real estate construction	970	970
Commercial	12,182	5,949
Other consumer	29	111
Total nonaccrual loans	16,481	16,267

Past due 90 days or more:
Commercial	1	193
One-to-four family residential	108	138
Other consumer	1	12
Total past due 90 days or more	110	343
Total nonperforming loans	16,591	16,610
Other real estate	350	350
Total nonperforming assets	$16,941	$16,960

Nonperforming assets to portfolio loans receivable and
other real estate	0.88%	0.91%
Nonperforming loans to portfolio loans receivable	0.86	0.89
Allowance for loan losses to nonperforming loans	166.01	165.84

At March 31, 2017, six credit relationships represented 76% of nonperforming loans and 75% of nonperforming assets. At December 31, 2016, six credit relationships represented 77% of nonperforming loans and 74% of nonperforming assets.

Performing loans considered potential problem loans (loans which are not included in the past due or nonaccrual categories but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms) amounted to approximately $42.1 million at March 31, 2017, compared to $44.0 million at December 31, 2016. Substantially all of these loans were performing in accordance with their present terms at March 31, 2017. Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms.

At March 31, 2017, other real estate was $0.4 million, unchanged from December 31, 2016.

At March 31, 2017, the reserve for unfunded loan commitments was $2.1 million, a $0.4 million, or 16%, decrease from the reserve amount at December 31, 2016.  Management believes the amount of the reserve is appropriate and is included in other liabilities on the consolidated statements of financial condition. The decrease is related primarily to a reduction in the outstanding unfunded loan commitments.

Deposits and Other Borrowings

Our deposits were $2.0 billion at March 31, 2017 and December 31, 2016. The following table shows the composition of deposits at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Noninterest-bearing demand	$541,021	$551,709	$(10,688)	(1.94)%
Interest-bearing demand	177,676	152,656	25,020	16.39
Money market accounts	591,368	567,058	24,310	4.29
Savings accounts	58,387	56,410	1,977	3.50
Time deposits of $100,000 or more	353,244	360,307	(7,063)	(1.96)
Other time deposits	255,569	257,878	(2,309)	(0.90)
Total deposits	$1,977,265	$1,946,018	$31,247	1.61%

Some of our interest-bearing deposits were obtained through brokered transactions and we participate in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS deposits totaled $24.9 million at March 31, 2017 and  $29.0 million at December 31, 2016.

Other borrowings, which includes short-term federal funds purchased, FHLB borrowings, and repurchase agreements, increased $10.8 million, or 6%, to $194.6 million during the first three months of 2017. The increase primarily reflects the change in short-term FHLB advances for the period.

Wholesale funding, including FHLB borrowings, federal funds purchased, and brokered deposits, accounted for 21% and 19% of total funding at March 31, 2017 and December 31, 2016, respectively. See further discussion under the “Liquidity” section on page 37.

Shareholders’ Equity

Shareholders’ equity increased  $4.3 million during the first quarter of 2017 primarily due to net income of $5.3 million and a decrease of $0.6 million in other comprehensive loss, offset in part by $0.4 million in Treasury stock repurchases and $1.5 million in common stock dividends declared.  At March 31, 2017, the accumulated other comprehensive loss on available for sale investment securities and derivative instruments (net of tax) was $0.3 million, an improvement from $0.9 million at December 31, 2016.

At March 31, 2017, we and Bank SNB continued to exceed all applicable regulatory capital requirements. See “Capital Requirements” on page 38.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2017 and 2016

Net income of $5.3 million for the first quarter of 2017 represented an increase of $3.4 million from the $1.9 million net income recorded for the first quarter of 2016. Diluted earnings per share were $0.28 for the first quarter of 2017, compared to $0.10 for the first quarter of 2016. The increase in quarterly net income was primarily the result of a $0.3 million increase in net interest income, a $2.6 million decrease in the provision for loan losses, a $1.5 million increase in noninterest income, and a $0.7 million decrease in noninterest expense, offset in part by a $1.7 million increase in income taxes.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period. For additional information, see “Note 3:   Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 37.

Net Interest Income

	For the three months
	ended March 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Interest income:
Loans	$20,944	$20,030	$914	4.56%
Investment securities:
U.S. government and agency obligations	269	296	(27)	(9.12)
Mortgage-backed securities	1,123	1,077	46	4.27
State and political subdivisions	339	348	(9)	(2.59)
Other securities	321	244	77	31.56
Other interest-earning assets	75	53	22	41.51
Total interest income	23,071	22,048	1,023	4.64

Interest expense:
Interest-bearing demand deposits	90	62	28	45.16
Money market accounts	472	321	151	47.04
Savings accounts	19	19	-	-
Time deposits of $100,000 or more	810	367	443	120.71
Other time deposits	449	538	(89)	(16.54)
Other borrowings	478	309	169	54.69
Subordinated debentures	590	592	(2)	(0.34)
Total interest expense	2,908	2,208	700	31.70

Net interest income	$20,163	$19,840	$323	1.63%

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

 AVERAGE BALANCES, YIELDS AND RATES

The following table shows average interest-earning assets and interest-bearing liabilities and the average yields and rates on them for the periods indicated:

	For the three months ended March 31,
	2017			2016
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans (1) (2)	$1,899,047	$20,944	4.47%	$1,788,992	$20,030	4.50%
Investment securities (2)	431,542	2,052	1.93	412,307	1,965	1.92
Other interest-earning assets	56,089	75	0.54	51,031	53	0.42
Total interest-earning assets	2,386,678	23,071	3.92	2,252,330	22,048	3.94
Other assets	102,331			107,874
Total assets	$2,489,009			$2,360,204

Liabilities and shareholders' equity
Interest-bearing demand deposits	$187,269	$90	0.19%	$160,638	$62	0.16%
Money market accounts	573,364	472	0.33	542,800	321	0.24
Savings accounts	58,021	19	0.13	55,834	19	0.14
Time deposits	611,170	1,259	0.84	564,213	905	0.65
Total interest-bearing deposits	1,429,824	1,840	0.52	1,323,485	1,307	0.40
Other borrowings	174,362	478	1.11	117,171	309	1.06
Subordinated debentures	46,393	590	5.09	48,546	592	4.88
Total interest-bearing liabilities	1,650,579	2,908	0.71	1,489,202	2,208	0.60
Noninterest-bearing demand deposits	536,101			563,022
Other liabilities	13,070			14,769
Shareholders' equity	289,259			293,211
Total liabilities and shareholders' equity	$2,489,009			$2,360,204

Net interest income and interest rate spread		$20,163	3.21%		$19,840	3.34%
Net interest margin (3)			3.43%			3.54%
Ratio of average interest-earning assets
to average interest-bearing liabilities	144.60%			151.24%

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3) Net interest margin = annualized net interest income / average interest-earning assets

Compared to the first quarter of 2016, the first quarter 2017 yields on our interest-earning assets decreased 2 basis points, while the rates paid on our interest-bearing liabilities increased 11 basis points, resulting in a decrease in the interest rate spread from 3.34% to 3.21%. During the quarterly periods ended March 31, 2017 and March 31, 2016, annualized net interest margin was 3.43% and 3.54%, respectively, and for the same periods, the ratio of average interest-earning assets to average interest-bearing liabilities was 144.60%  and 151.24%, respectively.

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

With the rate environment remaining low in the short to mid-term, earning assets and interest bearing liabilities are repricing at lower rates. The increase in net interest income is primarily the result of higher interest income from loans, driven by loan volume, offset in part by higher interest expense primarily on time deposits and other borrowings.

	For the three months ended March 31,
	2017 vs. 2016
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate
Interest earned on:
Loans receivable (1)	$914	$1,217	$(303)
Investment securities (1)	87	91	(4)
Other interest-earning assets	22	6	16
Total interest income	1,023	1,314	(291)

Interest paid on:
Interest-bearing demand	28	11	17
Money market accounts	151	19	132
Savings accounts	-	1	(1)
Time deposits	354	78	276
Other borrowings	169	156	13
Subordinated debentures	(2)	(27)	25
Total interest expense	700	238	462

Net interest income	$323	$1,076	$(753)

(1) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

Noninterest Income

	For the three months
	ended March 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Noninterest income:
Other service charges and fees	$2,681	$2,549	$132	5.18%
Other noninterest income	1,196	339	857	252.80
Gain on sale/call of investment securities	451	126	325	257.94
Gain on sales of mortgage loans, net	552	401	151	37.66
Total noninterest income	$4,880	$3,415	$1,465	42.90%

Other service charges and fees for the three months ended March 31, 2017 increased $0.1 million compared to the three months ended March 31, 2016.

Other noninterest income for the three months ended March 31, 2017 increased $0.9 million compared to the three months ended March 31, 2016 primarily as a result of a $0.6 million increase in customer risk management interest rate swap income combined with a $0.3 million increase in other noninterest income.

The gain on sale/call of investment securities for the three months ended March 31, 2017 increased $0.3 million compared to the three months ended March 31, 2016 due to the sale of a private equity investment.

Gain on sales of mortgage loans for the three months ended March 31, 2017 increased $0.2 million as compared to the three months ended March 31, 2016 and is primarily a reflection of increased activity in residential mortgage lending.

Noninterest Expense

	For the three months
	ended March 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$9,900	$9,342	$558	5.97%
Occupancy	2,373	2,671	(298)	(11.16)
Data processing	409	470	(61)	(12.98)
FDIC and other insurance	273	368	(95)	(25.82)
Other real estate (net)	3	13	(10)	(76.92)
Provision (credit) for unfunded loan commitments	(388)	215	(603)	(280.47)
Other general and administrative	$2,733	$2,917	(184)	(6.31)
Total noninterest expense	$15,303	$15,996	$(693)	(4.33)%

The number of full-time equivalent employees decreased from 411 as of March 31, 2016 to 380 as of March 31, 2017. The increase in personnel expense from the prior year is primarily due to increased incentives, severance costs, payroll taxes, and benefits.

The decreases in occupancy and data processing for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 is due primarily to decreased rental expense, depreciation expense, maintenance contract amortization expense, and data processing expense related to software expense.

The provision (credit) for unfunded loan commitments for the three months ended March 31, 2017 decreased compared to the three months ended March 31, 2016, primarily as a result of a decrease in the level of unfunded commitments related to loans outstanding at March 31, 2017.

The decrease in other general and administrative for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 is primarily the result of decreased business development expenses, decreased intangible amortization expense, decreased legal fees, and decreased administrative expenses (i.e. telephone, postage, supplies, etc.).

Provision for Loan Losses

The provision for loan losses is the amount that is required to maintain the allowance for loan losses at an appropriate level based upon the inherent risks in the loan portfolio after the net effects of charge-offs and recoveries for the period. The provision for loan losses was $1.8 million for the first quarter of 2017, representing a decrease of $2.6 million from the provision of $4.4 million recorded for the first three months of 2016. The first quarter 2017 provision was driven by loan growth and an increase in reserves on a few classified loans. For additional information, see “Note 3:   Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements.

Taxes on Income

Our income tax expense  was $2.7 million for the first three months of 2017 compared to $1.0 million for the first three months of 2016,  an increase of $1.7 million, or 165%. The increase in the income tax expense is the result of increased pretax income and fluctuations in permanent book/tax differences. The effective tax rate for the first three months of 2017 was 33.71%, compared to 35.19% as of March 31, 2016. The decline in the effective tax rate includes a $0.2 million tax benefit due to the adoption of an accounting principle related to the tax benefit on vested stock incentive awards that became effective January 1, 2017.

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

Bank SNB has approved federal funds purchased lines totaling $70.0 million with three financial entities. There was no outstanding balance on these lines at March 31, 2017. Bank SNB is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program. Collateral under this program consists of pledged selected commercial and industrial loans.  Currently the collateral allows Bank SNB to borrow up to $110.5 million. As of March 31, 2017, no borrowings were made through the BIC program. In addition, Bank SNB has available a $551.6 million line of credit from the FHLB.  Borrowings under the FHLB lines are secured by investment securities and loans. At March 31, 2017, Bank SNB’s FHLB line of credit had an outstanding balance of $185.0 million.  See also “Deposits and Other Borrowings” on page 32 for funds available and “Note 9:  Operating Segments” in the Notes to Unaudited Consolidated Financial Statements for a discussion of our funds management unit.

Bank SNB sells securities under agreements to repurchase with Bank SNB retaining custody of the collateral. Collateral consists of U.S. government agency obligations, which are designated as pledged with Bank SNB’s safekeeping agent. These transactions are for one to four day periods. Outstanding balances under this program were $9.6 million and $45.8 million as of March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017, $203.1 million of the total carrying value of investment securities of $433.1 million were pledged as collateral to secure public and trust deposits, sweep agreements, and borrowings from the FHLB. Any amount over pledged can be released at any time.

During the first three months of 2017, cash and cash equivalents decreased by $10.5 million, or 14%, to $65.1 million compared to December 31, 2016. This decrease was the net result of cash used in investing activities of $59.3 million (primarily from the increase in net loans originated), offset in part by cash provided by financing activities of $40.5 million (primarily from net increases in deposits and other borrowings, offset in part by common stock dividends paid), and by cash provided by operating activities of $8.3 million.

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

When fully phased in on January 1, 2019, the Basel III Capital Rules will require us to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a “capital conservation buffer” equal to 2.5% of total risk-weighted assets (the “Capital Buffer”), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the Capital Buffer, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the Capital Buffer and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average quarterly assets. The Capital Buffer will be tested on a quarterly basis.  Our ability to pay dividends, discretionary bonuses, or repurchase stock will be restricted unless we maintain the Capital Buffer. As of March 31, 2017, we are well-capitalized even if we apply the capital buffer on a fully phased-in basis.

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

Banks with under $250 billion in assets are given a one-time, opt-out election under the Basel III Capital Rules to filter from regulatory capital certain accumulated other comprehensive income (“AOCI”) components. Without this election, a bank must reflect unrealized gains and losses on “available for sale” securities in regulatory capital. This AOCI opt-out election was required to be made on a bank’s first regulatory report filed after January 1, 2015.

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

Capital Ratios – Financial holding companies are required to maintain capital ratios set by the FRB in its Risk-Based Capital Guidelines.  At March 31, 2017, we exceeded all applicable capital requirements, having a total risk-based capital ratio of 15.44%, a Tier I risk-based capital ratio of 14.19%, a Tier 1 leverage ratio of 12.98%, and a CET1 ratio of 12.20%. As of March 31, 2017, Bank SNB met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest or Bank SNB by bank regulators.

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

There have been no significant changes in our application of critical accounting policies since December 31, 2016.

*   *   *   *   *   *   *

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our income is largely dependent on our net interest income. We seek to maximize our net interest margin within an acceptable level of interest rate risk while maintaining adequate levels of liquidity and capital. Interest rate risk can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk or sensitivity arises when the maturity or repricing characteristics of assets differ significantly from the maturity or repricing characteristics of liabilities. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and shareholders’ equity.

The Asset/Liability Committee is responsible for managing interest rate risk in accordance with policy guidelines established by the Board of Directors. The Committee monitors projected variation in net interest income and economic value of equity due to specified changes in interest rates over time, local and national market conditions, and market interest rates. The committee also reviews the liquidity, capital, deposit mix, loan mix, and investment strategy. A principal objective of the asset and liability management effort is to balance the various factors that generate interest rate risk, thereby maintaining the interest rate sensitivity within acceptable risk levels. To measure interest rate sensitivity, we utilize a simulation model that facilitates the forecasting of net interest income under a variety of interest rate scenarios.

The earnings simulation model uses numerous assumptions regarding the effect of changes in interest rates on the timing and extent of repricing characteristics, future cash flows, and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely project net income. Actual results will differ from simulated results due to timing, cash flows, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

To measure the level of interest rate risk, the balance sheet is modeled under alternative interest rate scenarios that include immediate rates shocks of +/- 100, 200, and 300 basis points (“bps”), although we may not use particular scenarios that are determined to be impractical in the current rate environment. It is management’s goal to structure the balance sheet so that forecasted net interest income and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. They do not necessarily indicate the long-term prospects or economic value of the institution.

Estimated Changes in Net Interest Income

Changes in Interest Rates:	+300 bps	+200 bps	+100 bps	-100 bps

March 31, 2017	16.58%	10.28%	3.93%	-12.18%
December 31, 2016	17.41%	10.98%	4.32%	-11.66%

When compared to December 31, 2016, net interest income marginally declined in each of the four interest rate scenarios. The measured changes in net interest income for all scenarios are in compliance with the established policy limits.

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

Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bps	+200 bps	+100 bps	-100 bps

March 31, 2017	2.90%	2.10%	1.23%	-0.53%
December 31, 2016	4.07%	2.80%	1.43%	-0.31%

As of March 31, 2017, the economic value of equity measure decreased in each of the four interest rate scenarios when compared to December 31, 2016. The measured changes in economic value of equity for all scenarios are in compliance with the established policy limits.

*   *   *   *   *   *   *

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017.  Our Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A:  Risk Factors

There were no material changes in risk factors during the first three months of 2017 from those disclosed in our Form 10-K for the year ended December 31, 2016.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3:  Defaults upon Senior Securities

None

Item 4:  Mine Safety Disclosures

Not Applicable

Item 5:  Other Information

None

Item 6:  Exhibits

Exhibit 31(a), (b)   Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32(a), (b)   18 U.S.C. Section 1350 Certifications

Exhibit 101   Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Comprehensive Income, (iv) the Unaudited Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST BANCORP, INC.

(Registrant)

By: /s/ Mark W. Funke	May 5, 2017
Mark W. Funke President and Chief Executive Officer (Principal Executive Officer)	Date

By: /s/ Joe T. Shockley, Jr.	May 5, 2017
Joe T. Shockley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date