Form 10-Q
period 2017-06-30
SOUTHWEST BANCORP INC
filed 2017-08-07
CIK 914374

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

 __________________

[ x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

[    ] YES[ x ] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 7, 2017, the issuer has 18,685,050 shares of its Common Stock, par value $1.00, outstanding.

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

 SOUTHWEST BANCORP, INC.

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2017	2016
(Dollars in thousands)	(unaudited)
Assets:
Cash and due from banks	$37,898	$36,831
Interest-bearing deposits	41,941	38,819
Cash and cash equivalents	79,839	75,650
Securities held to maturity (fair values of $10,632 and $10,677, respectively)	10,382	10,443
Securities available for sale (amortized cost of $424,172 and $427,113, respectively)	424,031	426,218
Loans held for sale	6,036	4,386
Loans receivable	1,965,598	1,872,746
Less: Allowance for loan losses	(27,318)	(27,546)
Net loans receivable	1,938,280	1,845,200
Accrued interest receivable	6,328	6,194
Non-hedge derivative asset	2,698	1,235
Premises and equipment, net	21,901	22,808
Other real estate	-	350
Goodwill	13,545	13,545
Other intangible assets, net	5,727	5,790
Bank owned life insurance	28,450	28,575
Other assets	35,718	34,998
Total assets	$2,572,935	$2,475,392

Liabilities:
Deposits:
Noninterest-bearing demand	$557,159	$551,709
Interest-bearing demand	176,724	152,656
Money market accounts	599,122	567,058
Savings accounts	57,905	56,410
Time deposits of $100,000 or more	403,918	360,307
Other time deposits	219,006	257,878
Total deposits	2,013,834	1,946,018
Accrued interest payable	1,259	1,132
Non-hedge derivative liability	2,698	1,235
Other liabilities	9,500	10,171
Other borrowings	203,705	183,814
Subordinated debentures	46,393	46,393
Total liabilities	2,277,389	2,188,763
Shareholders' equity:
Common stock - $1 par value; 40,000,000 shares authorized;
21,260,352 and 21,230,714 shares issued, respectively	21,260	21,231
Additional paid in capital	123,772	123,112
Retained earnings	192,961	184,840
Accumulated other comprehensive loss	(292)	(907)
Treasury stock, at cost; 2,574,079 and 2,555,987 shares, respectively	(42,155)	(41,647)
Total shareholders' equity	295,546	286,629
Total liabilities & shareholders' equity	$2,572,935	$2,475,392

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Operations

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands, except earnings per share data)	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$22,562	$20,031	$43,506	$40,061
Investment securities:
U.S. government and agency obligations	270	302	539	598
Mortgage-backed securities	1,084	1,038	2,207	2,115
State and political subdivisions	339	350	678	698
Other securities	342	272	663	516
Other interest-earning assets	111	51	186	104
Total interest income	24,708	22,044	47,779	44,092

Interest expense:
Interest-bearing demand	90	65	180	127
Money market accounts	815	329	1,287	650
Savings accounts	19	18	38	37
Time deposits of $100,000 or more	514	448	1,324	815
Other time deposits	686	568	1,135	1,106
Other borrowings	610	342	1,088	651
Subordinated debentures	604	579	1,194	1,171
Total interest expense	3,338	2,349	6,246	4,557

Net interest income	21,370	19,695	41,533	39,535

Provision for loan losses	1,729	10	3,505	4,385
Net interest income after provision for loan losses	19,641	19,685	38,028	35,150

Noninterest income:
Service charges and fees	2,800	2,556	5,481	5,105
Gain on sales of mortgage loans, net	695	722	1,247	1,123
Gain on sales/calls of investment securities, net	-	165	451	291
Other noninterest income	1,026	428	2,222	767
Total noninterest income	4,521	3,871	9,401	7,286

Noninterest expense:
Salaries and employee benefits	9,675	9,587	19,575	18,929
Occupancy	2,318	2,669	4,691	5,340
Data processing	459	430	868	900
FDIC and other insurance	273	432	546	800
Other real estate, net	50	8	53	21
Provision (credit) for unfunded loan commitments	30	(263)	(358)	(48)
General and administrative	2,350	2,405	5,083	5,322
Total noninterest expense	15,155	15,268	30,458	31,264
Income before taxes	9,007	8,288	16,971	11,172
Taxes on income	3,189	2,876	5,874	3,891
Net income	$5,818	$5,412	$11,097	$7,281

Basic earnings per common share	$0.31	$0.29	$0.59	$0.38
Diluted earnings per common share	0.31	0.28	0.59	0.38
Common dividends declared per share	0.08	0.08	0.16	0.16

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands)	2017	2016	2017	2016

Net income	$5,818	$5,412	$11,097	$7,281

Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities	(109)	1,693	754	4,804
Reclassification adjustment for net gains arising during the period	-	(165)	-	(291)
Change in fair value of derivative used for cash flow hedge	128	95	285	211
Other comprehensive income, before tax	19	1,623	1,039	4,724
Tax expense related to items of other comprehensive
income	(9)	(666)	(424)	(1,931)
Other comprehensive income, net of tax	10	957	615	2,793
Comprehensive income	$5,828	$6,369	$11,712	$10,074

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

	For the six months
	ended June 30,
(Dollars in thousands)	2017	2016
Operating activities:
Net income	$11,097	$7,281
Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	3,505	4,385
Deferred tax expense	824	39
Asset depreciation	1,210	1,436
Securities premium amortization, net of discount accretion	1,895	1,539
Amortization of intangibles	425	1,193
Restricted stock amortization expense	353	448
Net gain on sales/calls of investment securities	(451)	(291)
Net gain on sales of mortgage loans	(1,247)	(1,123)
Net loss on sales of premises/equipment	7	7
Net loss on sales of other real estate	23	5
Proceeds from sales of held for sale loans	56,690	56,253
Held for sale loans originated for resale	(57,335)	(54,682)
Net changes in assets and liabilities:
Accrued interest receivable	(134)	37
Bank owned life insurance	125	(455)
Other assets	(1,143)	(5,396)
Accrued interest payable	127	64
Other liabilities	1,427	2,924
Net cash provided by operating activities	17,398	13,664
Investing activities:
Proceeds from sales of available for sale securities	-	41,530
Proceeds from principal repayments, calls, and maturities:
Available for sale securities	43,476	33,828
Purchases of held to maturity securities	-	(444)
Purchases of available for sale securities	(42,370)	(81,817)
Net purchases of FHLB stock	(2,551)	(2,733)
Loans originated, net of principal repayments	(96,711)	(46,059)
Purchases of premises and equipment	(334)	(639)
Proceeds from sales of premises and equipment	24	44
Proceeds from sales of other real estate	337	147
Net cash used in investing activities	(98,129)	(56,143)
Financing activities:
Net increase in deposits	67,816	18,760
Net increase in other borrowings	19,891	42,641
Net proceeds from issuance of common stock	689	413
Purchases of treasury stock	(508)	(21,107)
Redemption of trust preferred securities	-	(5,155)
Common stock dividends paid	(2,967)	(3,113)
Preferred stock dividends paid	(1)	(1)
Net cash provided by financing activities	84,920	32,438
Net increase (decrease) in cash and cash equivalents	4,189	(10,041)
Cash and cash equivalents:
Beginning of period	75,650	78,129
End of period	$79,839	$68,088

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Unaudited Consolidated Statements of Shareholders’ Equity

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders'
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income Gain/(Loss)	Stock	Equity
Balance, December 31, 2015	20,006,802	$21,138	$121,966	$173,210	$(1,290)	$(18,926)	$296,098

Dividends declared:
Preferred	-	-	-	(1)	-	-	(1)
Common, $0.16 per share	-	-	-	(3,117)	-	-	(3,117)
Net common stock issued under
employee plans and related tax expense	85,585	86	327	-	-	-	413
Other comprehensive income, net of tax	-	-	-	-	2,793	-	2,793
Treasury shares purchased	(1,341,604)	-	-	-	-	(21,107)	(21,107)
Net income	-	-	-	7,281	-	-	7,281

Balance, June 30, 2016	18,750,783	$21,224	$122,293	$177,373	$1,503	$(40,033)	$282,360

Balance, December 31, 2016	18,674,727	$21,231	$123,112	$184,840	$(907)	$(41,647)	$286,629

Dividends declared:
Preferred	-	-	-	(1)	-	-	(1)
Common, $0.16 per share	-	-	-	(2,975)	-	-	(2,975)
Net common stock issued under
employee plans and related tax expense	29,638	29	660	-	-	-	689
Other comprehensive income, net of tax	-	-	-	-	615	-	615
Treasury shares purchased	(18,092)	-	-	-	-	(508)	(508)
Net income	-	-	-	11,097	-	-	11,097

Balance, June 30, 2017	18,686,273	$21,260	$123,772	$192,961	$(292)	$(42,155)	$295,546

The accompanying notes are an integral part of these statements.

SOUTHWEST BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

NOTE 1:   SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, shareholders’ equity, cash flows, and comprehensive income in conformity with accounting principles generally accepted in the United States. However, the unaudited consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation. Those adjustments consist of normal recurring adjustments. The results of operations for the three and six months ended June 30, 2017, and the cash flows for the six months ended June 30, 2017, should not be considered indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Southwest Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2016.

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

NOTE 2:  INVESTMENT SECURITIES

A summary of the amortized cost and fair values of investment securities at June 30, 2017 and December 31, 2016 follows:

	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
At June 30, 2017
Held to Maturity:
Obligations of state and political subdivisions	$10,382	$252	$(2)	$10,632
Total	$10,382	$252	$(2)	$10,632

Available for Sale:
Federal agency securities	$64,502	$353	$(63)	$64,792
Obligations of state and political subdivisions	45,306	624	(74)	45,856
Residential mortgage-backed securities	285,835	411	(1,771)	284,475
Asset-backed securities	8,511	18	(32)	8,497
Corporate debt	20,018	450	(57)	20,411
Total	$424,172	$1,856	$(1,997)	$424,031

At December 31, 2016
Held to Maturity:
Obligations of state and political subdivisions	$10,443	$242	$(8)	$10,677
Total	$10,443	$242	$(8)	$10,677

Available for Sale:
Federal agency securities	$69,691	$201	$(198)	$69,694
Obligations of state and political subdivisions	46,105	461	(191)	46,375
Residential mortgage-backed securities	282,035	573	(1,966)	280,642
Asset-backed securities	9,265	-	(88)	9,177
Corporate debt	20,017	385	(72)	20,330
Total	$427,113	$1,620	$(2,515)	$426,218

Residential mortgage-backed securities consist of agency securities underwritten and guaranteed by Government National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal National Mortgage Association. Other securities consist of corporate stock.

Securities with limited marketability, such as Federal Reserve Bank stock, Federal Home Loan Bank (“FHLB”) stock, and certain other investments, are carried at cost and included in other assets on the consolidated statements of financial condition. Total investments carried at cost were $17.1 million at June 30, 2017 and $14.6 million at December 31, 2016. There are no identified events or changes in circumstances that may have a significant adverse effect on the investments carried at cost.

A comparison of the amortized cost and approximate fair value of our investment securities by maturity date at June 30, 2017 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
One year or less	$26,829	$26,854	$371	$370
More than one year through five years	265,468	265,416	8,878	9,105
More than five years through ten years	103,256	102,849	1,133	1,157
More than ten years	28,619	28,912	-	-
Total	$424,172	$424,031	$10,382	$10,632

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

Gain or loss on sale of investments is based upon the specific identification method. The table below shows the proceeds, gross realized gains and gross realized losses recognized on the investment portfolio for the three and six months ended June 30, 2017 and June 30, 2016. Proceeds from sales recognized during the six months ended June 30, 2017 resulted from the sale of a private equity investment carried at cost and recorded in other assets. Proceeds from the sales during the three and six months ended June 30, 2016 resulted from a slight restructuring of our investment portfolio.

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Proceeds from sales	$-	$18,726	$601	$41,530
Gross realized gains	-	173	451	345
Gross realized losses	-	(8)	-	(54)

The following table shows securities with gross unrealized losses and their fair values by the length of time that the individual securities had been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016. Securities whose market values exceed cost are excluded from this table.

			Continuous Unrealized
		Amortized Cost of	Loss Existing for:		Fair Value of
	Number of	Securities with	Less than	More than	Securities with
(Dollars in thousands)	Securities	Unrealized Losses	12 Months	12 Months	Unrealized Losses
At June 30, 2017
Held to Maturity:
Obligations of state and political subdivisions	5	$442	$(1)	$(1)	$440
	5	$442	$(1)	$(1)	$440

Available for Sale:
Federal agency securities	11	$27,667	$(42)	$(21)	$27,604
Obligations of state and political subdivisions	11	8,343	(22)	(52)	8,269
Residential mortgage-backed securities	101	236,213	(1,356)	(415)	234,442
Asset-backed securities	1	3,958	-	(32)	3,926
Corporate debt	2	5,007	-	(57)	4,950
Total	126	$281,188	$(1,420)	$(577)	$279,191

At December 31, 2016
Held to Maturity:
Obligations of state and political subdivisions	7	$1,987	$(8)	$-	$1,979
	7	$1,987	$(8)	$-	$1,979

Available for Sale:
Federal agency securities	13	$34,734	$(111)	$(87)	$34,536
Obligations of state and political subdivisions	36	18,283	(145)	(46)	18,092
Residential mortgage-backed securities	89	225,986	(1,618)	(348)	224,020
Asset-backed securities	3	9,265	-	(88)	9,177
Corporate debt	2	5,005	-	(72)	4,933
Total	143	$293,273	$(1,874)	$(641)	$290,758

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

We have the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities. Furthermore, as of June 30, 2017, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is not likely that we will have to sell any such securities before a recovery of cost. The declines in fair value were attributable to recent increases in market interest rates over the yields available at the time the underlying securities were purchased or increases in spreads over market interest rates. Management does not believe any of the securities are impaired due to credit quality. Accordingly, as of June 30, 2017, management believes the impairment of these investments is not deemed to be other-than-temporary.

As required by law, available for sale investment securities are pledged to secure public and trust deposits, sweep agreements, and borrowings from the FHLB. Securities with an amortized cost of $215.3 million and $199.0 million were pledged to meet such requirements at June 30, 2017 and December 31, 2016, respectively. Any amount over-pledged can be released at any time.

NOTE 3:  LOANS AND ALLOWANCE FOR LOAN LOSSES

We extend commercial and consumer credit primarily to customers in the states of Oklahoma, Texas, Kansas, and Colorado.  Our commercial lending operations are concentrated in Oklahoma City, Tulsa, Dallas, San Antonio, Wichita, and other metropolitan markets in Oklahoma, Texas, Kansas, and Colorado. As a result, the collectability of our loan portfolio can be affected by changes in the economic conditions in those states and markets.  Please see “Note 9:  Operating Segments” in the Notes to Unaudited Consolidated Financial Statements for more detail regarding loans by market. At June 30, 2017 and December 31, 2016, substantially all of our loans were collateralized with real estate, inventory, accounts receivable, and/or other assets or were guaranteed by agencies of the United States government.

Our loan classifications were as follows:

(Dollars in thousands)	At June 30, 2017	At December 31, 2016
Real estate mortgage:
Commercial	$961,085	$882,071
One-to-four family residential	241,140	199,123
Real estate construction:
Commercial	182,620	199,113
One-to-four family residential	14,523	20,946
Commercial	554,094	556,248
Installment and consumer	18,172	19,631
	1,971,634	1,877,132
Less: Allowance for loan losses	(27,318)	(27,546)
Total loans, net	1,944,316	1,849,586
Less: Loans held for sale (included above)	(6,036)	(4,386)
Net loans receivable	$1,938,280	$1,845,200

Concentrations of Credit.  At June 30, 2017,  $662.6 million, or 34%, and $429.5 million, or 22%,  of our loans consisted of loans to individuals and businesses in the real estate and healthcare industries, respectively.  We do not have any other concentrations of loans to individuals or businesses involved in a single industry totaling 10% or more of total loans.

Loans Held for Sale.  We had loans held for sale of $6.0 million and $4.4 million at June 30, 2017 and December 31, 2016, respectively. The loans currently classified as held for sale, primarily residential mortgage loans, are carried at the lower of cost or market value. A substantial portion of our one-to-four family residential loans and loan servicing rights are sold to one buyer. These mortgage loans are generally sold within a one-month period from loan closing at amounts determined by the investor commitment based upon the pricing of the loan. These loans are available for sale in the secondary market.

Loan Servicing.  We earn fees for servicing real estate mortgages and other loans owned by others. The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as noninterest income when earned. The unpaid principal balance of real estate mortgage loans serviced for others totaled $463.8 million and $460.6 million at June 30, 2017 and December 31, 2016, respectively. Loan servicing rights are capitalized based on estimated fair value at the point of origination. The servicing rights are amortized over the period of estimated net servicing income.

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

Changes in the carrying amounts and accretable yields for the ACS 310-30 loans that were acquired were as follows for the three and six months ended June 30, 2017 and June 30, 2016:

	For the three months ended June 30,
	2017		2016
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$487	$3,817	$742	$7,288
Payments received	-	(572)	-	(286)
Net charge-offs	(2)	(623)	(11)	(196)
Accretion	(9)	896	(48)	-
Balance at end of period	$476	$3,518	$683	$6,806

	For the six months ended June 30,
	2017		2016
		Carrying		Carrying
	Accretable	amount	Accretable	amount
(Dollars in thousands)	Yield	of loans	Yield	of loans
Balance at beginning of period	$630	$4,632	$807	$7,914
Payments received	-	(1,387)	-	(790)
Net charge-offs	(2)	(623)	(11)	(318)
Accretion	(152)	896	(113)	-
Balance at end of period	$476	$3,518	$683	$6,806

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

The following table shows the recorded investment in loans on nonaccrual status:

(Dollars in thousands)	At June 30, 2017	At December 31, 2016
Real estate mortgage:
Commercial	$6,694	$6,471
One-to-four family residential	2,752	2,766
Real estate construction:
Commercial	132	522
One-to-four family residential	447	448
Commercial	12,883	5,949
Other consumer	21	111
Total nonaccrual loans	$22,929	$16,267

During the first six months of 2017,  $0.2 million of interest income was received on nonaccruing loans. If interest on all nonaccrual loans had been accrued for the six months ended June 30, 2017, additional interest income of $0.5 million would have been recorded.

The following table shows an age analysis of past due loans at June 30, 2017 and December 31, 2016:

December 31, 2016

		90 days +				Recorded loans
	30-89 days	past due and	Total past		Total	> 90 days and
(Dollars in thousands)	past due	nonaccrual	due	Current	loans	accruing
At June 30, 2017
Real estate mortgage:
Commercial	$285	$6,694	$6,979	$954,106	$961,085	$-
One-to-four family residential	1,192	2,797	3,989	237,151	241,140	45
Real estate construction:
Commercial	-	132	132	182,488	182,620	-
One-to-four family residential	-	447	447	14,076	14,523	-
Commercial	498	12,884	13,382	540,712	554,094	1
Other	134	106	240	17,932	18,172	85
Total	$2,109	$23,060	$25,169	$1,946,465	$1,971,634	$131

At December 31, 2016
Real estate mortgage:
Commercial	$24	$6,472	$6,496	$875,575	$882,071	$-
One-to-four family residential	631	2,903	3,534	195,589	199,123	138
Real estate construction:
Commercial	-	522	522	198,591	199,113	-
One-to-four family residential	-	448	448	20,498	20,946	-
Commercial	2,530	6,142	8,672	547,576	556,248	193
Other	359	123	482	19,149	19,631	12
Total	$3,544	$16,610	$20,154	$1,856,978	$1,877,132	$343

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

Impaired loans as of June 30, 2017 and December 31, 2016 are shown in the following table:

	With No Specific Allowance		With A Specific Allowance
		Unpaid		Unpaid
	Recorded	Principal	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Investment	Balance	Allowance
At June 30, 2017
Commercial real estate	$7,789	$8,473	$-	$-	$-
One-to-four family residential	2,769	3,162	-	-	-
Real estate construction	579	781	-	-	-
Commercial	477	1,450	12,408	16,034	2,461
Other	21	26	-	-	-
Total	$11,635	$13,892	$12,408	$16,034	$2,461

At December 31, 2016
Commercial real estate	$1,536	$3,057	$6,053	$6,529	$2,219
One-to-four family residential	1,188	1,535	1,593	1,698	63
Real estate construction	762	926	207	245	40
Commercial	1,032	2,861	4,963	7,480	1,346
Other	111	115	-	-	-
Total	$4,629	$8,494	$12,816	$15,952	$3,668

The average recorded investment of loans classified as impaired and the interest income recognized on those loans for the six months ended June 30, 2017 and June 30, 2016 are shown in the following table:

	As of and for the six months ended June 30,
	2017		2016
	Average		Average
	Recorded	Interest	Recorded	Interest
(Dollars in thousands)	Investment	Income	Investment	Income
Commercial real estate	$3,430	$97	$17,365	$871
One-to-four family residential	3,183	34	3,627	12
Real estate construction	651	-	1,408	-
Commercial	9,342	94	13,274	32
Other	26	-	77	-
Total	$16,632	$225	$35,751	$915

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

Troubled debt restructured loans outstanding as of June 30, 2017 and December 31, 2016 were as follows:

	At June 30, 2017		At December 31, 2016
(Dollars in thousands)	Accruing	Nonaccrual	Accruing	Nonaccrual
Commercial real estate	$1,095	$107	$1,118	$475
One-to-four family residential	17	-	15	46
Commercial	2	7,335	45	3,323
Total	$1,114	$7,442	$1,178	$3,844

At June 30, 2017 and December 31, 2016, we had no significant commitments to lend additional funds to debtors whose loan terms had been modified in a troubled debt restructuring.

There were three commercial loans modified as troubled debt restructurings that occurred during the three months ended June 30, 2017 and none for the three months ended June 30, 2016. There were three commercial loans modified as troubled debt restructurings that occurred during the six months ended June 30, 2017 and one commercial loan modified as a troubled debt restructuring for the six months ended June 30, 2016. Loans modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2017 and June 30, 2016 are shown in the following table:

	For the three months ended June 30,
	2017		2016
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial	3	$4,174	-	$-
Total	3	$4,174	-	$-

	For the six months ended June 30,
	2017		2016
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Modifications	Investment	Modifications	Investment
Commercial	3	$4,174	1	$26
Total	3	$4,174	1	$26

The modifications of loans identified as troubled debt restructurings primarily related to payment reductions, payment extensions, and/or reductions in the interest rate. The financial impact of troubled debt restructurings is not significant.

There were no loans modified as a troubled debt restructuring that subsequently defaulted during the three or six months ended June 30, 2017 or June 30, 2016. Default, for this purpose, is deemed to occur when a loan is 90 days or more past due or transferred to nonaccrual and is within twelve months of restructuring.

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

Loans not meeting the criteria above that are analyzed as part of the above described process are considered to be pass rated loans. As of June 30, 2017 and December 31, 2016, based on the most recent analysis performed as of those dates, the risk category of loans by class was as follows:

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At June 30, 2017
Grade:
Pass	$919,620	$235,040	$185,916	$502,838	$18,151	$1,861,565
Special Mention	25,711	2,154	10,059	20,522	-	58,446
Substandard	15,754	3,946	1,168	29,730	21	50,619
Doubtful	-	-	-	1,004	-	1,004
Total	$961,085	$241,140	$197,143	$554,094	$18,172	$1,971,634

At December 31, 2016
Grade:
Pass	$857,290	$192,395	$210,780	$498,039	$19,518	$1,778,022
Special Mention	4,479	1,983	7,720	24,639	-	38,821
Substandard	20,302	4,745	1,559	33,175	113	59,894
Doubtful	-	-	-	395	-	395
Total	$882,071	$199,123	$220,059	$556,248	$19,631	$1,877,132

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

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At June 30, 2017
Balance at beginning of fiscal year	$12,507	$1,163	$3,502	$10,058	$316	$27,546
Loans charged-off	(2,029)	(3)	-	(2,165)	(201)	(4,398)
Recoveries	216	75	5	317	52	665
Provision for loan losses	1,632	136	(566)	2,193	110	3,505
Balance at end of period	$12,326	$1,371	$2,941	$10,403	$277	$27,318

Allowance for loan losses ending balance:
Individually evaluated for impairment	$-	$-	$-	$2,461	$-	$2,461
Collectively evaluated for impairment	12,326	1,371	2,941	7,942	277	24,857
Acquired with deteriorated credit quality	-	-	-	-	-	-
Total ending allowance balance	$12,326	$1,371	$2,941	$10,403	$277	$27,318

Loans receivable ending balance:
Individually evaluated for impairment	$7,011	$1,871	$-	$12,408	$-	$21,290
Collectively evaluated for impairment	952,524	238,120	196,514	541,496	18,172	1,946,826
Acquired with deteriorated credit quality	1,550	1,149	629	190	-	3,518
Total ending loans balance	$961,085	$241,140	$197,143	$554,094	$18,172	$1,971,634

	Commercial	1-4 Family	Real Estate
(Dollars in thousands)	Real Estate	Residential	Construction	Commercial	Other	Total
At June 30, 2016
Balance at beginning of fiscal year	$12,716	$700	$2,533	$9,965	$192	$26,106
Loans charged-off	(3)	(83)	-	(3,801)	(376)	(4,263)
Recoveries	234	54	-	311	49	648
Provision for loan losses	(2,234)	362	647	5,194	416	4,385
Balance at end of period	$10,713	$1,033	$3,180	$11,669	$281	$26,876

Allowance for loan losses ending balances:
Individually evaluated for impairment	$281	$116	$-	$2,915	$-	$3,312
Collectively evaluated for impairment	9,961	917	3,140	8,754	281	23,053
Acquired with deteriorated credit quality	471	-	40	-	-	511
Total ending allowance balance	$10,713	$1,033	$3,180	$11,669	$281	$26,876

Loans receivable ending balance:
Individually evaluated for impairment	$13,192	$2,187	$754	$13,880	$38	$30,051
Collectively evaluated for impairment	844,739	180,213	194,646	544,221	20,702	1,784,521
Acquired with deteriorated credit quality	4,356	1,293	752	371	33	6,805
Total ending loans balance	$862,287	$183,693	$196,152	$558,472	$20,773	$1,821,377

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

The estimated fair value amounts have been determined by us using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on our estimated fair value amounts. There were no significant changes in valuation methods used to estimate fair value during the six months ended June 30, 2017.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At June 30, 2017
Available for sale securities:
Federal agency securities	$64,792	$-	$64,792	$-
Obligations of state and political subdivisions	45,856	-	45,856	-
Residential mortgage-backed securities	284,475	-	284,475	-
Asset-backed securities	8,497	-	8,497	-
Corporate debt	20,411	231	20,180	-

Derivative asset	2,698	-	2,698	-
Derivative liability	(3,068)	-	(3,068)	-
Total	$423,661	$231	$423,430	$-

At December 31, 2016
Available for sale securities:
Federal agency securities	$69,694	$-	$69,694	$-
Obligations of state and political subdivisions	46,375	-	46,375	-
Residential mortgage-backed securities	280,642	-	280,642	-
Asset-backed securities	9,177	-	9,177	-
Corporate debt	20,330	213	20,117	-

Derivative asset	1,235	-	1,235	-
Derivative liability	(1,890)	-	(1,890)	-
Total	$425,563	$213	$425,350	$-

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

Assets that were measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016 are summarized below.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Dollars in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At June 30, 2017
Impaired loans at fair value :
Commercial	12,408	-	-	12,408

Loans held for sale:
One-to-four family residential	6,036	-	6,036	-
Total	$18,444	$-	$6,036	$12,408

At December 31, 2016
Impaired loans at fair value :
Commercial real estate	$6,053	$-	$-	$6,053
One-to-four family residential	1,593	-	-	1,593
Real estate construction	207	-	-	207
Commercial	5,357	-	-	5,357

Loans held for sale:
One-to-four family residential	4,386	-	4,386	-
Total	$17,596	$-	$4,386	$13,210

For the six months ended June 30, 2017, impaired loans measured at fair value with a carrying amount of $15.9 million were written down to a fair value of $12.4 million, resulting in a life-to-date impairment of $3.5  million. For the year ended December 31, 2016, impaired loans measured at fair value with a carrying amount of $19.7 million were written down to a fair value of $13.2 million at December 31, 2016, resulting in a life-to-date impairment charge of $6.5 million.

No impairment was recognized for other real estate during the six months ended June 30, 2017 or the year ended December 31, 2016.

As of June 30, 2017, mortgage servicing rights had a fair value of $4.4 million, which exceeded the book value of $3.7 million. Because the fair value exceeded the book value, there was no impairment charge at June 30, 2017. As of December 31, 2016, the mortgage servicing rights had a fair value of $4.2 million, which exceeded the book value of $3.5 million. Because the fair value exceeded the book value, there was no impairment charge at December 31, 2016.

No impairment of core deposit premiums or goodwill was recognized during the six months ended June 30, 2017 or the year ended December 31, 2016.

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

Subordinated debentures – Our two subordinated debentures have floating rates that reset quarterly. The fair value of the floating rate subordinated debentures approximates carrying value at June 30, 2017.

The carrying values and estimated fair values of our financial instruments segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value were as follows:

	At June 30, 2017		At December 31, 2016
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Values	Values	Values	Values
Financial assets:
Level 2 inputs:
Cash and cash equivalents	$79,839	$79,839	$75,650	$75,650
Securities held to maturity	10,382	10,632	10,443	10,677
Accrued interest receivable	6,328	6,328	6,194	6,194
Mortgage loan servicing rights	3,666	4,404	3,491	4,159
Bank-owned life insurance	28,450	28,450	28,575	28,575
Investments included in other assets	17,079	17,079	14,627	14,627
Level 3 inputs:
Total loans, net of allowance	1,944,316	1,934,986	1,849,586	1,839,960
Financial liabilities:
Level 2 inputs:
Deposits	2,013,834	1,967,298	1,946,018	1,897,927
Accrued interest payable	1,259	1,259	1,132	1,132
Other liabilities	9,130	9,130	9,516	9,516
Other borrowings	203,705	203,793	183,814	183,926
Subordinated debentures	46,393	46,393	46,393	46,393

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

We have entered into seventeen customer interest rate swap agreements that effectively convert the loan interest rate from floating rate based on LIBOR or prime rate to a fixed rate for the customer. As of June 30, 2017, these loans had an outstanding balance of $180.6 million. We have entered into offsetting agreements with dealer counterparties.  The following table summarizes the fair values of derivative contracts recorded as “non-hedge derivative assets” and “non-hedge derivative liabilities” in the consolidated statements of financial condition:

	As of June 30, 2017		At December 31, 2016
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Non-hedge derivative assets	$180,631	$2,698	$123,953	$1,235
Non-hedge derivative liabilities	180,631	2,698	123,953	1,235

The margin rates to us in connection with these instruments are a contractual percentage over the one-month LIBOR or a minimal percentage under the prime rate. From time to time, it may be necessary to post collateral with our dealer counterparties to secure the market values of these contracts. As of June 30, 2017, we had posted $1.5 million in collateral with our dealer counterparties. These interest rate swaps are not designated as hedging instruments.

Interest Rate Swap

We have an interest rate swap agreement with a total notional amount of $25.0 million. The interest rate swap agreement was designated as a hedging instrument in cash flow hedges with the objective of protecting the overall cash flow from our quarterly interest payments on the SBI Capital Trust II preferred securities throughout the seven-year period beginning February 11, 2011 and ending April 7, 2018 from the risk of variability of those payments resulting from changes in the three-month London Interbank Offered Rate (“LIBOR”). Under the swap agreement, we pay a fixed interest rate of 6.15% and receive a variable interest rate of three-month LIBOR plus a margin of 2.85% on a total notional amount of $25.0 million, with quarterly settlements. The rate received by us as of June 30, 2017 was 4.01%.

The estimated fair value of the interest rate swap contract outstanding as of June 30, 2017 and December 31, 2016 resulted in a pre-tax loss of $0.4 million and $0.7 million, respectively, and was included in other liabilities in the consolidated statements of financial condition. We obtained the counterparty valuation to validate the interest rate derivative contract as of June 30, 2017 and December 31, 2016.

The effective portion of our gain or loss due to changes in the fair value of the interest rate swap contract, a $0.2 million loss and a $0.1 million loss for the six months ended June 30, 2017 and June 30, 2016, respectively, is included in other comprehensive income, net of tax, while the ineffective portion (indicated by the excess of the cumulative change in the fair value of the derivative over that which is necessary to offset the cumulative change in expected future cash flows on the hedge transaction) is included in other noninterest income or other noninterest expense. No ineffectiveness related to the interest rate derivative was recognized during either reporting period.

Net cash outflows as a result of the interest rate swap contract were $0.3 million for both the six months ended June 30, 2017 and June 30, 2016 and were included in interest expense on subordinated debentures.

We posted cash collateral with our counterparty related to the interest rate swap contract in excess of the required $0.5 million and $0.7 million at June 30, 2017 and December 31, 2016, respectively.

There are no credit-risk-related contingent features associated with our derivative contract.

NOTE 6:  TAXES ON INCOME

Net deferred tax assets totaled $11.9 million at June 30, 2017 and $13.2 million at December 31, 2016. Net deferred tax assets are included in other assets and no valuation allowance is considered necessary.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal or state tax examinations for years before 2013.

NOTE 7:  SHAREHOLDERS’ EQUITY

Stock Repurchase Program

On May 25, 2016, the Board authorized our fourth stock repurchase program since August 2014. The program authorizes the repurchase of up to another 5.0%, or approximately 921,000 shares, of our outstanding common stock and became effective February 23, 2017, which was the original expiration date of the third program. During the first six months of 2017, we have made no repurchases. During 2016, we repurchased 1,398,026 shares for a total of $22.1 million, and since August 2014, we have repurchased a total of 2,519,584 shares for a total of $40.8 million. Repurchases under the program are available at the discretion of management based upon market, business, legal, and other factors. Our ability to repurchase our common stock is limited during the time that our planned merger with Simmons First National Corporation is pending.

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

The following table shows the computation of basic and diluted earnings per common share:

	For the three months		For the six months
	ended June 30,		ended June 30,
(Dollars in thousands, except earnings per share data)	2017	2016	2017	2016
Numerator:
Net income	$5,818	$5,412	$11,097	$7,281
Earnings allocated to participating securities	(104)	(110)	(193)	(131)
Numerator for earnings per common share	$5,714	$5,302	$10,904	$7,150

Denominator:
Denominator for basic earnings per common share	18,354,631	18,574,300	18,362,549	18,916,686
Dilutive effect of stock compensation	138,108	102,261	136,485	18,918
Denominator for diluted earnings per common share	18,492,739	18,676,561	18,499,034	18,935,604
Earnings per common share:
Basic	$0.31	$0.29	$0.59	$0.38
Diluted	$0.31	$0.28	$0.59	$0.38

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

For the three months ended June 30, 2017
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations	Company
Net interest income	$13,349	$6,197	$1,614	$210	$21,370
Provision (credit) for loan losses	1,424	354	(52)	3	1,729
Noninterest income	3,146	466	290	619	4,521
Noninterest expenses	9,735	3,219	1,314	887	15,155
Income (loss) before taxes	5,336	3,090	642	(61)	9,007
Taxes on income (loss)	1,892	1,095	227	(25)	3,189
Net income (loss)	$3,444	$1,995	$415	$(36)	$5,818

For the six months ended June 30, 2017
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations*	Company
Net interest income (loss)	$26,143	$12,285	$3,172	$(67)	$41,533
Provision (credit) for loan losses	2,846	845	(186)	-	3,505
Noninterest income	6,406	922	592	1,481	9,401
Noninterest expenses	19,432	6,416	2,721	1,889	30,458
Income (loss) before taxes	10,271	5,946	1,229	(475)	16,971
Taxes on income (loss)	3,555	2,058	425	(164)	5,874
Net income (loss)	$6,716	$3,888	$804	$(311)	$11,097

* Includes externally generated revenue of $2.3 million, primarily from investing services, and an internally generated loss of $0.9 million from the funds management unit.

Total loans at period end	$1,193,108	$636,709	$141,817	$-	$1,971,634
Total assets at period end	1,228,506	632,773	140,702	570,954	2,572,935
Total deposits at period end	1,369,810	196,390	156,383	291,251	2,013,834

For the three months ended June 30, 2016
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations	Company
Net interest income	$12,339	$5,640	$1,638	$78	$19,695
Provision (credit) for loan losses	(210)	330	(113)	3	10
Noninterest income	2,657	290	300	624	3,871
Noninterest expenses	9,879	3,256	1,347	786	15,268
Income (loss) before taxes	5,327	2,344	704	(87)	8,288
Taxes on income (loss)	1,837	816	250	(27)	2,876
Net income (loss)	$3,490	$1,528	$454	$(60)	$5,412

For the six months ended June 30, 2016
	Oklahoma	Texas	Kansas	Other	Total
(Dollars in thousands)	Banking	Banking	Banking	Operations*	Company
Net interest income (loss)	$25,277	$11,206	$3,466	$(414)	$39,535
Provision for loan losses	50	2,245	2,086	4	4,385
Noninterest income	4,852	592	618	1,224	7,286
Noninterest expenses	19,839	6,987	2,764	1,674	31,264
Income (loss) before taxes	10,240	2,566	(766)	(868)	11,172
Taxes on income (loss)	3,566	894	(267)	(302)	3,891
Net income (loss)	$6,674	$1,672	$(499)	$(566)	$7,281

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

As of June 30, 2017 and December 31, 2016, our loan commitments were $429.3 million and $429.4 million, respectively. As of June 30, 2017 and December 31, 2016, our standby letters of credit obligations were $6.1 million and $7.2 million, respectively.

Customer Risk Management Interest Rate Swap

On September 9, 2014, we entered into an agreement to provide one of our commercial borrowers a customer interest rate swap that effectively converts the loan interest rate from a floating rate based on LIBOR to a fixed rate for the customer. As of June 30, 2017, the floating rate loan had an outstanding balance of $14.2 million.  The option to execute the swap is conditional on the borrower’s compliance with the loan and swap agreements, and will be subject to the terms of the International Swaps and Derivatives Association Master Agreement.  The fixed pay amount will be based on the market rates at the time of execution, and it is our intention to simultaneously execute an offsetting trade with an approved swap dealer counterparty with identical terms.

As of June 30, 2017 and December 31, 2016, we had eight risk participation agreements and  seven risk participation agreements, respectively, with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. As of June 30, 2017 and December 31, 2016, the current notional amount for these transactions were $51.6 million and $34.7 million, respectively.

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

Pending Merger Update

We previously announced a definitive agreement and plan of merger with and into Simmons First National Corporation (NASDAQ-GS: SFNC). The merger application for this transaction was filed on July 14, 2017. Conversion and integration plans are in process. Subject to regulatory approval and the satisfaction of other closing conditions, we anticipate a closing date as early as October 2017 or as late as January 2018.

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

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities, which is intended to enhance the accounting for the amortization of premiums for purchased callable debt securities. This ASU amends the amortization period for certain callable debt securities held at a premium by more closely aligning the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities.  Previously, the premiums on callable debt securities generally were required to be amortized based on the maturity date. Under this update, the premiums on certain callable debt securities held at a premium are to be amortized based on the earliest call date. This update is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company has elected to early adopt this update effective January 1, 2017, which did not have a material impact on our financial statements and disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718):  Scope of Modification Accounting. This ASU provides relief to entities that make non-substantive changes to their share-based payment awards. It provides guidance that will allow companies to make certain changes to awards without applying modification accounting.  Under the new guidance, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions, and classification as an equity or liability instrument are the same immediately before and after the change. This guidance becomes effective for us on January 1, 2018, and we are evaluating the impact of this ASU on our financial statements and disclosures.

SOUTHWEST BANCORP, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Southwest Bancorp, Inc. (“we”, “our”, “us”, or “Southwest”) is a financial holding company for Bank SNB, which has been providing banking services since 1894. Through Bank SNB, we have thirty full-service banking centers located primarily along the heavily populated areas on the I-35 corridor through Texas, Oklahoma, Kansas, and Colorado. In addition, we have a fully dedicated loan production office in Denver, Colorado. We focus on providing customers with exceptional service and meeting all of their banking needs by offering a wide variety of commercial and consumer banking services, including commercial and consumer lending, deposit services, specialized cash management, and other financial services and products. At June 30, 2017 we had total assets of $2.6 billion, deposits of $2.0 billion, and shareholders’ equity of $295.5 million.

On December 14, 2016, we entered into a Merger Agreement with Simmons First National Corporation (“Simmons”), an Arkansas corporation, pursuant to which, and subject to its terms and conditions, Simmons will acquire all of our outstanding capital stock for $95.0 million in cash and 7,250,000 shares of Simmons’s common stock, subject to potential adjustments. The merger application for this transaction was filed on July 14, 2017. Conversion and integration plans are in process. Subject to regulatory approval and the satisfaction of other closing conditions, we anticipate a closing date as early as October 2017 or as late as January 2018.

On May 25, 2016, the Board authorized our fourth stock repurchase program since August 2014. The program authorizes the repurchase of up to another 5.0%, or approximately 921,000 shares, of our outstanding common stock and became effective February 23, 2017, which was the original expiration date of the third program. During the first six months of 2017, we have made no repurchases. During 2016, we repurchased 1,398,026 shares for a total of $22.1 million, and since August 2014, we have repurchased a total of 2,519,584 shares for a total of $40.8 million. Repurchases under the program are available at the discretion of management based upon market, business, legal, and other factors. Our ability to repurchase our common stock is limited during the time that our planned merger with Simmons is pending.

Our business operations are conducted through four operating segments that include Oklahoma Banking, Texas Banking, Kansas Banking, and Other Operations. Due to its size and our management structure, Colorado banking operations are included within our Oklahoma Banking segment. At June 30, 2017, the Oklahoma Banking segment accounted for $1.2 billion in loans, the Texas Banking segment accounted for $636.7 million in loans, and the Kansas Banking segment accounted for $141.8 million in loans. For additional information on the composition of our loans, see “Loans” in the “Financial Condition” section on page 31.  For additional information on our operating segments, see “Note 9:  Operating Segments” in the Notes to Unaudited Consolidated Financial Statements.

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

As of June 30, 2017, $1.1 billion, or 58%, of our loans were commercial real estate loans. Economic factors that affect commercial real estate values include job growth, corporate profits, and business expansion. The unemployment rate, uncertainty over government regulation and fiscal policy, the rising cost of debt capital, and depressed oil and gas prices are all industry risk factors.

Our tactical focus on healthcare lending was established in 1974. We provide credit and other remittance services, such as deposits, cash management, and document imaging for physicians and other healthcare practitioners to start or develop their practices and finance the development and purchase of medical offices, clinics, surgical care centers, hospitals, and similar facilities. As of June 30, 2017,  $429.5 million, or 22%, of our loans were to individuals and businesses in the healthcare industry.

As of June 30, 2017, approximately 4% of our loan portfolio was concentrated in the oil and gas industry. Our exposure continues to be focused on production based companies and servicing companies, representing 78% and 22%, respectively, of our energy portfolio.  If oil prices return to lower levels for an extended period, we could experience weaker energy loan demand and increased losses within our energy portfolio. Furthermore, a prolonged period of low or stagnant oil prices could have a negative impact on the economies of energy-dominant states such as Oklahoma and Texas.  As a result, low oil prices could have an adverse effect on our business, financial condition and results of operation. We have the ability to adjust the borrowing base on outstanding commitments based on market price and condition.

FINANCIAL CONDITION

Investment Securities

The following table shows the composition of the investment portfolio at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Federal agency securities	$64,792	$69,694	$(4,902)	(7.03)%
Obligations of state and political subdivisions	56,238	56,818	(580)	(1.02)
Residential mortgage-backed securities	284,475	280,642	3,833	1.37
Asset-backed securities	8,497	9,177	(680)	(7.41)
Corporate debt	20,411	20,330	81	0.40
Total	$434,413	$436,661	$(2,248)	(0.51)%

Loans

Total loans, including loans held for sale, were $2.0 billion at June 30, 2017. The following table shows the composition of the loan portfolio at the dates indicated:

(Dollars in thousands)	June 30, 2017	December 31, 2016	$ Change	% Change
Real estate mortgage
Commercial	$961,085	$882,071	$79,014	8.96%
One-to-four family residential	241,140	199,123	42,017	21.10
Real estate construction
Commercial	182,620	199,113	(16,493)	(8.28)
One-to-four family residential	14,523	20,946	(6,423)	(30.66)
Commercial	554,094	556,248	(2,154)	(0.39)
Installment and consumer
Other	18,172	19,631	(1,459)	(7.43)
Total loans	$1,971,634	$1,877,132	$94,502	5.03%

The composition of loans held for sale and a  reconciliation to total loans is shown in the following table:

	June 30,	December 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Loans held for sale:
One-to-four family residential	$6,036	$4,386	$1,650	37.62%
Total loans held for sale	6,036	4,386	1,650	37.62
Portfolio loans	1,965,598	1,872,746	92,852	4.96
Total loans	$1,971,634	$1,877,132	$94,502	5.03%

Allowance for Loan Losses

Management determines the appropriate level of the allowance for loan losses using an established methodology. Management believes the amount of the allowance is appropriate, based on our analysis. For additional information, see “Note 3:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements.

The allowance for loan losses is comprised of two components. We consider all non-accrual loans and troubled debt restructuring loans to be impaired loans. However, all troubled debt restructuring loans and non-accrual loans greater than or equal to $100,000 are evaluated on an individual basis using the discounted present value of expected cash flows, the fair value of collateral, or the market value of the loan, and a specific allowance is recorded based upon the result. Collateral dependent loans are evaluated for impairment based upon the fair value of the collateral. Any portion of a collateral dependent impaired loan in excess of the fair value of the collateral that is determined to be uncollectible is charged off.

The allowance on all other loans (including non-accrual loans less than $100,000) is determined by use of historical loss ratios adjusted for qualitative internal and external risk factors, segmented into loan pools by type of loan and market area.

The composition of the allowance for loan losses, at the dates indicated, is shown in the following table:

	As of June 30, 2017			As of December 31, 2016
(Dollars in thousands)	Loan Balance	Allowance	Allowance %	Loan Balance	Allowance	Allowance %
Nonaccrual	$22,929	$2,461	10.7%	$16,267	$3,668	22.5%
Performing TDR	1,114	-	0.0	1,178	-	0.0
All other excluding loans held for sale	1,941,555	24,857	1.3	1,855,301	23,878	1.3
Total	$1,965,598	$27,318	1.4%	$1,872,746	$27,546	1.5%

The decrease in the allowance for nonaccrual loans was primarily the result of $4.2 million in charge-offs in the first six months of 2017, of which $2.0 million had been previously reserved as of December 31, 2016. The increase in the nonaccrual loan balance was due to one non-owner occupied retail real estate loan of $6.5 million, of which minimal loss is expected. The allowance relating to the other loans reflects the consideration of improving portfolio loss trends and qualitative factors including management’s assessment of economic risk, asset quality trends, levels of potential problem loans, and loan concentrations in commercial real estate mortgage and construction loans.

The amount of the loan loss provision, or negative provision, for a period is based solely upon the amount needed to cause the allowance to reach the level deemed appropriate, after the effects of net charge-offs (recoveries) for the period.  The provision for loan losses for the first six months of 2017 was $3.5 million, representing a decrease of $0.9 million from the provision of $4.4 million recorded for the first six months of 2016. The provision for loan losses for the first six months of 2017 was driven primarily by loan growth and an increase in reserves on a few classified loans. Net charge-offs totaled  $3.7 million, or 0.39% (annualized) of average portfolio loans year-to-date as of June 30, 2017, compared to net charge-offs of $3.6 million, or 0.41% (annualized) of average portfolio loans for the same period in 2016.

Nonperforming Loans / Nonperforming Assets

At June 30, 2017, the allowance for loan losses was 118.46% of nonperforming loans, compared to 165.84% of nonperforming loans at December 31, 2016. Nonaccrual loans, which comprise the majority of nonperforming loans, were $22.9 million as of June 30, 2017,  an increase of $6.7 million, or 41%, from December 31, 2016. We have taken cumulative net charge-offs related to these nonaccrual loans of $3.2 million as of June 30, 2017.  Nonaccrual loans at June 30, 2017 were comprised of 37 relationships and were primarily concentrated in commercial and industrial (56.18%) and commercial real estate (29.20%). All nonaccrual loans are considered impaired and are carried at their estimated collectible amounts. These loans are believed to have sufficient collateral and are in the process of being collected.

(Dollars in thousands)	June 30, 2017	December 31, 2016
Nonaccrual loans:
Commercial real estate	$6,694	$6,471
One-to-four family residential	2,752	2,766
Real estate construction	579	970
Commercial	12,883	5,949
Other consumer	21	111
Total nonaccrual loans	22,929	16,267

Past due 90 days or more:
Commercial	1	193
One-to-four family residential	45	138
Other consumer	85	12
Total past due 90 days or more	131	343
Total nonperforming loans	23,060	16,610
Other real estate	-	350
Total nonperforming assets	$23,060	$16,960

Nonperforming assets to portfolio loans receivable and
other real estate	1.17%	0.91%
Nonperforming loans to portfolio loans receivable	1.17	0.89
Allowance for loan losses to nonperforming loans	118.46	165.84

At June 30, 2017, six credit relationships represented 83% of nonperforming loans and nonperforming assets. At December 31, 2016, six credit relationships represented 77% of nonperforming loans and 74% of nonperforming assets.

Performing loans considered potential problem loans (loans which are not included in the past due or nonaccrual categories but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms) amounted to approximately $28.7 million at June 30, 2017, compared to $44.0 million at December 31, 2016. Substantially all of these loans were performing in accordance with their present terms at June 30, 2017. Loans may be monitored by management and reported as potential problem loans for an extended period of time during which management continues to be uncertain as to the ability of certain borrowers to comply with the present loan repayment terms.

There was no other real estate at June 30, 2017, compared to other real estate of $0.4 million at December 31, 2016.

At June 30, 2017, the reserve for unfunded loan commitments was $2.1 million, a $0.4 million, or 16%, decrease from the reserve amount at December 31, 2016. Management believes the amount of the reserve is appropriate and is included in other liabilities on the consolidated statements of financial condition. The decrease is primarily related to a reduction in the outstanding unfunded loan commitments.

Deposits and Other Borrowings

Our deposits were $2.0 billion at June 30, 2017 and $1.9 billion at December 31, 2016. The following table shows the composition of deposits at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Noninterest-bearing demand	$557,159	$551,709	$5,450	0.99%
Interest-bearing demand	176,724	152,656	24,068	15.77
Money market accounts	599,122	567,058	32,064	5.65
Savings accounts	57,905	56,410	1,495	2.65
Time deposits of $100,000 or more	403,918	360,307	43,611	12.10
Other time deposits	219,006	257,878	(38,872)	(15.07)
Total deposits	$2,013,834	$1,946,018	$67,816	3.48%

Some of our interest-bearing deposits were obtained through brokered transactions and we participate in the Certificate of Deposit Account Registry Services (“CDARS”). CDARS deposits totaled $32.5 million at June 30, 2017 and $29.0 million at December 31, 2016.

Other borrowings, which includes short-term federal funds purchased, FHLB borrowings, and repurchase agreements, increased $19.9 million, or 11%, to $203.7 million during the first six months of 2017.  The increase primarily reflects the change in short-term FHLB advances for the period.

Wholesale funding, including FHLB borrowings, federal funds purchased, and brokered deposits, accounted for 22% and 19% of total funding at June 30, 2017 and December 31, 2016, respectively. See further discussion under the “Liquidity” section below on page 43.

Shareholders’ Equity

Shareholders’ equity increased  $8.9 million during the six months ended June 30, 2017 primarily due to $11.1 million in net income and an increase of $0.6 million in other comprehensive income, offset in part by $3.0 million in common stock dividends declared.  At June 30, 2017, the accumulated other comprehensive loss on available for sale investment securities and derivative instruments (net of tax) was $0.3 million, an improvement from a comprehensive loss of $0.9 million at December 31, 2016.

At June 30, 2017, we and Bank SNB continued to exceed all applicable regulatory capital requirements. See “Capital Requirements” on page 43.

RESULTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2017 and 2016

Net income of $5.8 million for the second quarter of 2017 represented an increase of $0.4 million from the $5.4 million net income recorded for the second quarter of 2016. Diluted earnings per share were $0.31 for the second quarter of 2017, compared to $0.28 for the second quarter of 2016. The $0.4 million increase in net income compared to the second quarter of 2016 was due to a $1.7 million increase in net interest income, a $0.7 million increase in noninterest income, and a $0.1 million decrease in noninterest expense, offset in part by a $1.7 million increase in the provision for loan losses and a $0.3 million increase in income taxes.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period. For additional information, see “Note 3:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 42.

Net Interest Income

	For the three months
	ended June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change
Interest income:
Loans	$22,562	$20,031	$2,531	12.64%
Investment securities:
U.S. government and agency obligations	270	302	(32)	(10.60)
Mortgage-backed securities	1,084	1,038	46	4.43
State and political subdivisions	339	350	(11)	(3.14)
Other securities	342	272	70	25.74
Other interest-earning assets	111	51	60	117.65
Total interest income	24,708	22,044	2,664	12.08

Interest expense:
Interest-bearing demand deposits	90	65	25	38.46
Money market accounts	815	329	486	147.72
Savings accounts	19	18	1	5.56
Time deposits of $100,000 or more	514	448	66	14.73
Other time deposits	686	568	118	20.77
Other borrowings	610	342	268	78.36
Subordinated debentures	604	579	25	4.32
Total interest expense	3,338	2,349	989	42.10

Net interest income	$21,370	$19,695	$1,675	8.50%

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

 AVERAGE BALANCES, YIELDS AND RATES

The following table shows average interest-earning assets and interest-bearing liabilities and the average yields and rates on them for the periods indicated:

	For the three months ended June 30,
	2017			2016
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans (1) (2)	$1,940,684	$22,562	4.66%	$1,799,591	$20,031	4.48%
Investment securities (2)	435,091	2,035	1.88	428,275	1,962	1.84
Other interest-earning assets	54,634	111	0.81	48,569	51	0.42
Total interest-earning assets	2,430,409	24,708	4.08	2,276,435	22,044	3.89
Other assets	101,033			103,566
Total assets	$2,531,442			$2,380,001

Liabilities and shareholders' equity
Interest-bearing demand deposits	$178,206	$90	0.20%	$165,011	$65	0.16%
Money market accounts	598,346	815	0.55	537,734	329	0.25
Savings accounts	57,749	19	0.13	54,808	18	0.13
Time deposits	616,870	1,200	0.78	589,029	1,016	0.69
Total interest-bearing deposits	1,451,171	2,124	0.59	1,346,582	1,428	0.43
Other borrowings	180,920	610	1.35	141,623	342	0.97
Subordinated debentures	46,393	604	5.21	46,393	579	4.99
Total interest-bearing liabilities	1,678,484	3,338	0.80	1,534,598	2,349	0.62
Noninterest-bearing demand deposits	545,896			547,963
Other liabilities	12,630			13,598
Shareholders' equity	294,432			283,842
Total liabilities and shareholders' equity	$2,531,442			$2,380,001

Net interest income and interest rate spread		$21,370	3.28%		$19,695	3.27%
Net interest margin (3)			3.53%			3.48%
Ratio of average interest-earning assets
to average interest-bearing liabilities	144.80%			148.34%

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3) Net interest margin = annualized net interest income / average interest-earning assets

Compared to the second quarter of 2016, the second quarter 2017 yields on our interest-earning assets increased 19 basis points, while the rates paid on our interest-bearing liabilities increased 18 basis points, resulting in an increase in the interest rate spread from 3.27% to 3.28%. During the quarterly periods ended June 30, 2017 and June 30, 2016, annualized net interest margin was 3.53% and 3.48%, respectively, and for the same periods, the ratio of average interest-earning assets to average interest-bearing liabilities was 144.80% and 148.34%, respectively. Average loans (including loans held for sale) for the second quarter of 2017 increased $141.1 million when compared to June 30, 2016. Loan growth combined with the March 2017 Federal Reserve interest rate increase provided growth in interest income during the second quarter of 2017.

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

The increase in net interest income is primarily the result of higher interest income from loans, driven by loan volume combined with the March 2017 Federal Reserve interest rate increase, offset in part by higher interest expense primarily on money market accounts, time deposits, and other borrowings.

	For the three months ended June 30,
	2017 vs. 2016
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate
Interest earned on:
Loans receivable (1)	$2,531	$1,615	$916
Investment securities (1)	73	32	41
Other interest-earning assets	60	7	53
Total interest income	2,664	1,654	1,010

Interest paid on:
Interest-bearing demand	25	6	19
Money market accounts	486	41	445
Savings accounts	1	1	-
Time deposits	184	65	119
Other borrowings	268	110	158
Subordinated debentures	25	-	25
Total interest expense	989	223	766

Net interest income	$1,675	$1,431	$244

(1) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.

Noninterest Income

	For the three months
	ended June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change
Noninterest income:
Other service charges and fees	$2,800	$2,556	$244	9.55%
Other noninterest income	1,026	428	598	139.72
Gain on sale/call of investment securities	-	165	(165)	(100.00)
Gain on sales of mortgage loans, net	695	722	(27)	(3.74)
Total noninterest income	$4,521	$3,871	$650	16.79%

Other service charges and fees for the three months ended June 30, 2017 increased $0.2 million compared to the three months ended June 30, 2016.

Other noninterest income for the three months ended June 30, 2017 increased $0.6 million compared to the three months ended June 30, 2016, primarily due to an increase in income on bank owned life insurance and customer risk management interest rate swap income.

There was no gain on sale/call of investment securities for the three months ended June 30, 2017 compared to a gain of $0.2 million for the three months ended June 30, 2016.

Gain on sales of mortgage loans for the three months ended June 30, 2017 did not significantly change compared to the three months ended June 30, 2016.

Noninterest Expense

	For the three months
	ended June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$9,675	$9,587	$88	0.92%
Occupancy	2,318	2,669	(351)	(13.15)
Data processing	459	430	29	6.74
FDIC and other insurance	273	432	(159)	(36.81)
Other real estate (net)	50	8	42	525.00
Provision (credit) for unfunded loan commitments	30	(263)	293	111.41
Other general and administrative	2,350	2,405	(55)	(2.29)
Total noninterest expense	$15,155	$15,268	$(113)	(0.74)%

The number of full-time equivalent employees decreased from 410 as of June 30, 2016 to 388 as of June 30, 2017. The increase in personnel expense from the prior year was primarily due to increased incentives, severance costs, payroll taxes, and benefits.

The decrease in occupancy for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was due primarily to decreased rental expense and depreciation expense. The increase in data processing for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to higher interchange volumes and normal billing fluctuations.

Our financial institution subsidiary pays deposit insurance premiums to the FDIC based on assessment rates. There was a decrease in FDIC and other insurance expense for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

The increase in other real estate net expenses for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily the result of expenses incurred on properties sold during the second quarter of 2017.

The provision (credit) for unfunded loan commitments for the three months ended June 30, 2017 increased compared to the three months ended June 30, 2016, primarily as a result of a quarterly increase in the level of unfunded commitments related to loans outstanding at June 30, 2017.

The decrease in other general and administrative for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily the result of decreased employee travel expenses, intangible amortization, and administrative expenses.

RESULTS OF OPERATIONS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2017 and 2016

Net income of $11.1 million for the six months ended June 30, 2017 represented an increase of $3.8 million from the $7.3 million net income recorded for the six months ended June 30, 2016. Diluted earnings per share were $0.59 for the six months ended June 30, 2017, compared to $0.38 for the six months ended June 30, 2016. The $3.8 million increase in net income from 2016 was the result of a $2.0 million increase in net interest income, a $2.1 million increase in noninterest income, a $0.9 million decrease in the provision for loan losses, and a $0.8 million decrease in noninterest expense, offset in part by a $2.0 million increase in income taxes.

Provisions for loan losses are booked in the amounts necessary to maintain the allowance for loan losses at an appropriate level at period end after net charge-offs for the period.  See “Note 3:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements and “Provision for Loan Losses” on page 42.

	For the six months
	ended June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change
Interest income:
Loans	$43,506	$40,061	$3,445	8.60%
Investment securities:
U.S. government and agency obligations	539	598	(59)	(9.87)
Mortgage-backed securities	2,207	2,115	92	4.35
State and political subdivisions	678	698	(20)	(2.87)
Other securities	663	516	147	28.49
Other interest-earning assets	186	104	82	78.85
Total interest income	47,779	44,092	3,687	8.36

Interest expense:
Interest-bearing demand deposits	180	127	53	41.73
Money market accounts	1,287	650	637	98.00
Savings accounts	38	37	1	2.70
Time deposits of $100,000 or more	1,324	815	509	62.45
Other time deposits	1,135	1,106	29	2.62
Other borrowings	1,088	651	437	67.13
Subordinated debentures	1,194	1,171	23	1.96
Total interest expense	6,246	4,557	1,689	37.06

Net interest income	$41,533	$39,535	$1,998	5.05%

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

	For the six months ended June 30,
(Dollars in thousands)	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Loans (1) (2)	$1,919,981	$43,506	4.57%	$1,794,291	$40,061	4.49%
Investment securities (2)	433,326	4,087	1.90	420,291	3,927	1.88
Other interest-earning assets	55,358	186	0.68	49,800	104	0.42
Total interest-earning assets	2,408,665	47,779	4.00	2,264,382	44,092	3.92
Other assets	101,679			105,720
Total assets	$2,510,344			$2,370,102

Liabilities and shareholders' equity
Interest-bearing demand deposits	$182,712	$180	0.20%	$162,825	$127	0.16%
Money market accounts	585,924	1,287	0.44	540,267	650	0.24
Savings accounts	57,884	38	0.13	55,321	37	0.13
Time deposits	614,037	2,459	0.81	576,621	1,921	0.67
Total interest-bearing deposits	1,440,557	3,964	0.55	1,335,034	2,735	0.41
Other borrowings	177,659	1,088	1.23	129,397	651	1.01
Subordinated debentures	46,393	1,194	5.15	47,469	1,171	4.93
Total interest-bearing liabilities	1,664,609	6,246	0.76	1,511,900	4,557	0.61
Noninterest-bearing demand deposits	541,025			555,493
Other liabilities	12,850			14,184
Shareholders' equity	291,860			288,525
Total liabilities and shareholders' equity	$2,510,344			$2,370,102

Net interest income and interest rate spread		$41,533	3.24%		$39,535	3.31%
Net interest margin (3)			3.48%			3.51%
Ratio of average interest-earning assets
to average interest-bearing liabilities	144.70%			149.77%

(1) Average balances include nonaccrual loans. Fees included in interest income on loans receivable are not considered material.
(2) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis because it is not considered material.
(3) Net interest margin = annualized net interest income / average interest-earning assets

Compared to the six months ended June 30, 2016, the six months ended June 30, 2017 yields on our interest-earning assets increased 8 basis points, while the rates paid on our interest-bearing liabilities increased 15 basis points, resulting in a decrease in the interest rate spread from 3.31% to 3.24%. During the same periods, annualized net interest margin was 3.48% and 3.51%, respectively, and for the same periods, the ratio of average interest-earning assets to average interest-bearing liabilities was 144.70% and 149.77%, respectively. Included in interest income for the first six months of 2017 and the first six months of 2016 was $0.7 million and $0.5 million of accelerated discount accretion, respectively. The net effect on the net interest margin was a 6 basis point and a 4 basis point increase, respectively for each six-month period. For the first six months of 2017, net interest margin was also reduced by an increase in the cost of deposits and other borrowings. Average loans (including loans held for sale) as of June 30, 2017 increased $125.7 million when compared to June 30, 2016.  Loan growth combined with the recent Federal Reserve interest rate increases provided growth in our loan interest income.

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

The increase in net interest income is primarily the result of higher interest income from loans, driven by loan volume combined with the recent Federal Reserve interest rate increases, offset in part by higher interest expense primarily on money market accounts, time deposits, and other borrowings.

	For the six months ended June 30,
	2017 vs. 2016
	Increase	Due to Change
	Or	In Average:
(Dollars in thousands)	(Decrease)	Volume	Rate
Interest earned on:
Loans receivable (1)	$3,445	$2,841	$604
Investment securities (1)	160	123	37
Other interest-earning assets	82	13	69
Total interest income	3,687	2,977	710

Interest paid on:
Interest-bearing demand	53	17	36
Money market accounts	637	59	578
Savings accounts	1	2	(1)
Time deposits	538	137	401
Other borrowings	437	276	161
Subordinated debentures	23	(27)	50
Total interest expense	1,689	464	1,225

Net interest income	$1,998	$2,513	$(515)

(1) Interest on tax-exempt loans and securities is not shown on a tax-equivalent basis, because it is not considered material.

Noninterest Income

	For the six months
	ended June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change
Noninterest income:
Other service charges and fees	$5,481	$5,105	$376	7.37%
Other noninterest income	2,222	767	1,455	189.70
Gain on sale/call of investment securities	451	291	160	54.98
Gain on sales of mortgage loans, net	1,247	1,123	124	11.04
Total noninterest income	$9,401	$7,286	$2,115	29.03%

Other service charges and fees for the six months ended June 30, 2017 increased $0.4 million compared to the six months ended June 30, 2016.

Other noninterest income for the six months ended June 30, 2017 increased $1.5 million compared to the six months ended June 30, 2016, which includes income on bank owned life insurance and customer risk management interest rate swap income.

The gain on sale/call of investment securities for the six months ended June 30, 2017 increased $0.2 million compared to the six months ended June 30, 2016 and was driven by a first quarter of 2017 sale of a private equity investment.

Gain on sales of mortgage loans for the six months ended June 30, 2017 increased $0.1 million compared to the six months ended June 30, 2016, primarily as a reflection of increased activity in residential mortgage lending.

Noninterest Expense

	For the six months
	ended June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$19,575	$18,929	$646	3.41%
Occupancy	4,691	5,340	(649)	(12.15)
Data processing	868	900	(32)	(3.56)
FDIC and other insurance	546	800	(254)	(31.75)
Other real estate (net)	53	21	32	152.38
Provision (credit) for unfunded loan commitments	(358)	(48)	(310)	(645.83)
Other general and administrative	5,083	5,322	(239)	(4.49)
Total noninterest expense	$30,458	$31,264	$(806)	(2.58)%

The number of full-time equivalent employees decreased from 410 at June 30, 2016 to 388 as of June 30, 2017. The increase in personnel expense from the prior year was primarily due to increased incentives, severance costs, payroll taxes, and benefits.

The decrease in occupancy and data processing for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to decreased rental expense, depreciation expense, maintenance contract amortization expense, and data processing expense related to software expense.

Our financial institution subsidiary pays deposit insurance premiums to the FDIC based on assessment rates. There was a decrease in FDIC and other insurance expense for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

The increase in other real estate net expenses for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily the result of expenses incurred on properties sold during the second quarter of 2017.

The provision (credit) for unfunded loan commitments for the six months ended June 30, 2017 decreased compared to the six months ended June 30, 2016, primarily as a result of a year-to-date decrease in the level of unfunded commitments related to loans outstanding at June 30, 2017.

The decrease in other general and administrative for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily the result of decreased employee travel expenses, intangible amortization, and administrative expenses.

Provision for Loan Losses

The provision for loan losses is the amount that is required to maintain the allowance for loan losses at an appropriate level based upon the inherent risks in the loan portfolio after the net effects of charge-offs and recoveries for the period. The provision for loan losses was $3.5 million for the first six months of 2017, representing a decrease of $0.9 million from the provision of $4.4 million recorded for the first six months of 2016. The provision for loan losses for the first six months of 2017 was driven primarily by loan growth and an increase in reserves on a few classified loans. For additional information, see “Note 3:  Loans and Allowance for Loan Losses” in the Notes to Unaudited Consolidated Financial Statements.

Taxes on Income

Our income tax expense was $5.9 million for the first six months of 2017 compared to $3.9 million for the first six months of 2016, an increase of $2.0 million, or 51%. The increase in the income tax expense was the result of increased pretax income and fluctuations in permanent book/tax differences. The effective tax rate for the first six months ended June 30, 2017 was 34.61%, compared to 34.83% for the first six months ended June 30, 2016. The decline in the effective tax rate includes a $0.2 million tax benefit due to the adoption of an accounting principle related to the tax benefit on vested stock incentive awards that became effective January 1, 2017.

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

Bank SNB has approved federal funds purchased lines totaling $70.0 million with three financial entities. There was no outstanding balance on these lines at June 30, 2017. Bank SNB is qualified to borrow funds from the FRB through their Borrower-In-Custody (“BIC”) program. Collateral under this program consists of pledged selected commercial and industrial loans.  Currently the collateral allows Bank SNB to borrow up to $109.8 million. As of June 30, 2017, no borrowings were made through the BIC program. In addition, Bank SNB has available a $365.9 million line of credit from the FHLB.  Borrowings under the FHLB lines are secured by investment securities and loans. At June 30, 2017, Bank SNB’s FHLB line of credit had an outstanding balance of $192.0 million. See also “Deposits and Other Borrowings” on page 33 for funds available and “Note 9:    Operating Segments” in the Notes to Unaudited Consolidated Financial Statements for a discussion of our funds management unit.

Bank SNB sells securities under agreements to repurchase with Bank SNB retaining custody of the collateral. Collateral consists of U.S. government agency obligations, which are designated as pledged with Bank SNB’s safekeeping agent. These transactions are for one to four day periods. Outstanding balances under this program were $11.7 million and $45.8 million as of June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017, $215.3 million of the total carrying value of investment securities of $434.4 million were pledged as collateral to secure public and trust deposits, sweep agreements, and borrowings from the FHLB.  Any amount over pledged can be released at any time.

During the first six months of 2017, cash and cash equivalents increased by $4.2 million, or 6%, to $79.8 million compared to December 31, 2016. This increase was the net result of cash provided by financing activities of $84.9 million (primarily from net increases in deposits and other borrowings) and cash provided by operating activities of $17.4 million, partially offset by cash used in investing activities of $98.1 million (primarily from the increase in net loans originated).

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

When fully phased in on January 1, 2019, the Basel III Capital Rules will require us to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a “capital conservation buffer” equal to 2.5% of total risk-weighted assets (the “Capital Buffer”), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the Capital Buffer, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the Capital Buffer and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average quarterly assets. The Capital Buffer will be tested on a quarterly basis. Our ability to pay dividends, discretionary bonuses, or repurchase stock will be restricted unless we maintain the Capital Buffer.  As of June 30, 2017, we are well-capitalized even if we apply the capital buffer on a fully phased-in basis.

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

Capital Ratios – Financial holding companies are required to maintain capital ratios set by the FRB in its Risk-Based Capital Guidelines.  At June 30, 2017, we exceeded all applicable capital requirements, having a total risk-based capital ratio of 15.48%, a Tier I risk-based capital ratio of 14.23%, a Tier 1 leverage ratio of 12.95%, and a CET1 ratio of 12.26%.   As of June 30, 2017, Bank SNB met the criteria for classification as “well-capitalized” institutions under the prompt corrective action rules of the Federal Deposit Insurance Act. Designation as a well-capitalized institution under these regulations does not constitute a recommendation or endorsement of Southwest or Bank SNB by bank regulators.

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

Estimated Changes in Net Interest Income

Changes in Interest Rates:	+300 bps	+200 bps	+100 bps	-100 bps

June 30, 2017	13.98%	8.56%	3.16%	-11.35%
December 31, 2016	17.41%	10.98%	4.32%	-11.66%

When compared to December 31, 2016, net interest income marginally increased in the down 100 bps scenario and declined in each of the three rising interest rate scenarios. The measured changes in net interest income for all scenarios are in compliance with the established policy limits.

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

Estimated Changes in Economic Value of Equity (EVE)

Changes in Interest Rates:	+300 bps	+200 bps	+100 bps	-100 bps

June 30, 2017	2.34%	1.74%	1.07%	-0.13%
December 31, 2016	4.07%	2.80%	1.43%	-0.31%

As of June 30, 2017, the economic value of equity measure declined in each of the three rising interest rate scenarios and marginally increased in the down 100 bps scenario when compared to December 31, 2016. The measured changes in economic value of equity for all scenarios are in compliance with the established policy limits.

*   *   *   *   *   *   *

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by SEC rules, our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017.  Our Chief Executive Officer and Chief Financial Officer participated in the evaluation. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

No changes occurred during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A:  Risk Factors

There were no material changes in risk factors during the first six months of 2017 from those disclosed in our Form 10-K for the year ended December 31, 2016.

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

SOUTHWEST BANCORP, INC.

(Registrant)

By: /s/ Mark W. Funke	August 7, 2017
Mark W. Funke President and Chief Executive Officer (Principal Executive Officer)	Date

By: /s/ Joe T. Shockley, Jr.	August 7, 2017
Joe T. Shockley, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date